Form 10-K
period 2006-12-30
FIRST SOLAR, INC.
filed 2007-03-16
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33156
First Solar, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4623678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4050 East Cotton Center Boulevard,
Building 6, Suite 68,
Phoenix, Arizona 85040
(Address of principal executive offices, including zip code)

(602) 414-9300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The registrant completed the initial public offering of its common stock in November 2006. Accordingly, there was no public market for the registrant’s common stock on July 1, 2006, the last day of the registrant’s most recently completed second quarter.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 9, 2007 was 72,363,218 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2007, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

FIRST SOLAR, INC.

Form 10-K for the Fiscal Year Ended December 30, 2006

Throughout this Annual Report on Form 10-K, we refer to First Solar, Inc. and its consolidated subsidiaries as “First Solar,” the “Company,” “we,” “us,” and “our”. Our fiscal years end on the last Saturday in December. Our last three fiscal years ended December 25, 2004, December 31, 2005 and December 30, 2006.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for, our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate”, “expect”, “anticipate”, “project”, “plan”, “intend”, “believe”, “forecast”, “foresee”, “likely”, “may”, “should”, “goal”, “target”, “might”, “will”, “could”, “predict” and “continue”, the negative or plural of these words and other comparable terminology. The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Item 1A: Risk Factors” and elsewhere in this Form 10-K. You should carefully consider the risks and uncertainties described under this section.

PART I

Item 1:  Business

We design and manufacture solar modules using a proprietary thin film semiconductor technology that has allowed us to reduce our average solar module manufacturing costs to among the lowest in the world. In 2006, our average manufacturing costs were $1.40 per watt, which we believe is significantly less than those of traditional crystalline silicon solar module manufacturers. By continuing to expand production and improve our technology and manufacturing process, we believe that we can further reduce our manufacturing costs per watt and improve our cost advantage over traditional crystalline silicon solar module manufacturers.

We manufacture our solar modules on high-throughput production lines and perform all manufacturing steps ourselves in an automated, continuous process. Our solar modules employ a thin layer of cadmium telluride semiconductor material to convert sunlight into electricity. We are the first company to integrate non-silicon thin film technology into high volume low-cost production. In less than three hours, we transform an inexpensive 2ft × 4ft (60cm × 120cm) sheet of glass into a complete solar module, using approximately 1% of the semiconductor material used to produce crystalline silicon solar modules. Our manufacturing process eliminates the multiple supply chain operators and expensive and time consuming batch processing steps that are used to produce a crystalline silicon solar module. Producing low cost solar modules without crystalline silicon has allowed us to grow rapidly to meet market demand during a period of time when silicon feedstock supply shortages and price volatility are limiting the growth of many of our competitors.

Our net sales grew from $13.5 million in 2004 to $135.0 million in 2006. Strong market demand, a positive customer response to our solar modules and our ability to expand production without raw material constraints present us with the opportunity to expand sales rapidly and increase market share. During 2006, we entered into long-term solar module supply contracts (the “Long Term Supply Contracts”) with six European project developers and system integrators, which initially allowed for approximately €1.2 billion ($1.6 billion at an assumed exchanged rate of $1.30/€1.00) in sales from 2006 to 2011 for the manufacture and sale of a total of 795 MW of solar modules. In December 2006, we exercised our option under each of our Long Term Supply Contracts to increase the sales volumes and extend each contract through 2012. We also amended the contracts with four of our customers in January 2007 to further increase the sales volumes over the duration of each contract. As a result of the option exercises and amendments as of January 9, 2007, our long term supply contracts allowed for approximately €2.3 billion ($3.0 billion at an assumed exchange rate of $1.30/€1.00) in sales from 2006 to 2012 for the manufacture and sale of a total of 1,554MW of solar modules, of which 50MW was sold in 2006. The information in this paragraph is designed to summarize the financial terms of the Long Term Supply Contracts and is not intended to provide guidance about our future operating results, including revenues or profitability.

In order to satisfy our contractual requirements and address additional market demand, we are in the process of expanding our manufacturing name plate capacity to 175MW annually by the second half of 2007. In August 2006, we completed our Ohio expansion, adding two 25MW production lines to our existing 25MW base plant. We describe our production capacity with a “nameplate” rating which means minimum expected annual production. Currently, we assign each production line a 25 MW nameplate rating. In reality, we expect actual annual production per line to exceed 25 MW over time as a result of continuous improvement in module throughput and watts per module (or conversion efficiency). With the completion of our Ohio expansion, we have an annual manufacturing capacity of 75MW and are the largest thin film solar manufacturer in the world. We are also building a four line 100MW plant in Germany. After our German plant reaches full capacity, which we expect to occur during the second half of 2007, we will have an annual manufacturing capacity of 175MW. On January 25, 2007, we announced that we will begin building a 100MW plant in Malaysia that is scheduled to begin production in the second half of 2008. When the Malaysian plant is completed, we expect to have annual manufacturing capacity of 275 MW. To complete each new production line, we will continue to use a systematic replication process that is designed to enable us to add production lines rapidly and efficiently and achieve operating metrics in new plants that are comparable to the performance of our base plant.

Products

Solar Modules

Each solar module is approximately 2ft × 4ft (60cm × 120cm) and had an average rated power of approximately 64 watts for 2006. Our solar module is a single-junction polycrystalline thin film structure that employs cadmium telluride as the absorption layer and cadmium sulfide as the window layer. Cadmium telluride has absorption properties that are highly matched to the solar spectrum and has the potential to deliver competitive conversion efficiencies with approximately 1% of the semiconductor material used by traditional crystalline silicon solar modules. Our thin film technology also has relatively high energy performance in low light and high temperature environments compared to traditional crystalline silicon solar modules.

Certifications

We have participated, or are currently participating, in laboratory and field tests with the National Renewable Energy Laboratory, the Arizona State University Photovoltaic Testing Laboratory, the Fraunhofer Institute for Solar Energy, TÜV Immissionsschutz und Energiesysteme GmbH and the Institute für Solar Energieversorgungstechnik. Currently, we have approximately 10,000 solar modules installed worldwide at test sites designed to collect data for field performance validation. Using data logging equipment, we also monitor approximately 172,000 solar modules, representing approximately 10MW of installed photovoltaic systems, in use by the end-users that have purchased systems using our solar modules. The modules in these monitored systems represent approximately 10% of all solar modules shipped by us from 2002 through 2006.

We maintain all certifications required to sell solar modules in the markets we serve or expect to serve, including UL 1703, IEC 61646, TÜV Safety Class II and CE.

Solar Module Warranty

We provide a limited warranty to the owner of our solar modules for five years following delivery for defects in materials and workmanship under normal use and service conditions. We also warrant to the owner of our solar modules that solar modules installed in accordance with agreed-upon specifications will produce at least 90% of their power output rating during the first 10 years following their installation and at least 80% of their power output rating during the following 15 years. In resolving claims under both the defects and power output warranties, we have the option of either repairing or replacing the covered solar module or, under the power output warranty, providing additional solar modules to remedy the power shortfall. Our warranties may be transferred from the original purchaser of our solar modules to a subsequent purchaser. As of December 30, 2006, our accrued warranty expense was $2.8 million.

Recycling Program

We believe we are the first company in the photovoltaic industry to implement a reclamation and recycling program for our solar modules that will provide full product life cycle stewardship. Under the Long Term Supply Contracts and other customer contracts that we enter into with project developer and system integrator customers, we agree to enter into a solar module reclamation and recycling agreement with each end-user and our customers agree to transfer the solar module reclamation and recycling agreement to the end-user and provide us with contact information for each end-user. If our customers resell our solar modules, we enter into the solar module reclamation and recycling agreement directly with the end-user.

End-users can return their solar modules to us for reclamation and recycling at no cost at any time. We pre-fund the estimated recycling cost at the time of sale, assuming for this purpose a service life of approximately 20 years for our solar modules. In addition to achieving substantial environmental benefits, our solar module recycling program may provide us the opportunity to recover certain raw materials and components for reuse in our manufacturing process.

Customers

During 2006, we entered into Long Term Supply Contracts with our six principal customers for the manufacture and sale of solar modules. These customers are Blitzstrom GmbH, Conergy AG, Gehrlicher Umweltschonende Energiesysteme GmbH, Juwi Solar GmbH, Phönix Sonnenstrom AG and Reinecke + Pohl Sun Energy AG. These customers are project developers and system integrators and are headquartered in Germany. The contracts initially allowed for approximately €1.2 billion ($1.6 billion at an assumed exchanged rate of $1.30/€1.00 in effect as of December 30, 2006) in sales from 2006 to 2011 for the manufacture and sale of a total of 795 MW of solar modules. In December 2006, we exercised our option under each of our Long Term Supply Contracts to increase the sales volumes and extend each contract through 2012. We also amended the contracts with four of our customers in January 2007 to further increase the sales volumes over the duration of each contract. As a result of the option exercises and amendments as of January 9, 2007, our long term supply contracts allowed for approximately €2.3 billion ($3.0 billion at an assumed exchange rate of $1.30/€1.00) in sales from 2006 to 2012 for the manufacture and sale of a total of 1,554MW of solar modules, of which 50MW was sold in 2006. The information in this paragraph is intended to summarize the financial terms of the Long Term Supply Contracts and is not intended to provide guidance about our future operating results, including revenues or profitability.

In 2005 and 2006, our principal customers were Blitzstrom GmbH, Conergy AG, Gehrlicher Umweltschonende Energiesystem GmbH, Juwi Solar GmbH, Phönix Sonnenstrom AG and Reinecke + Pohl Sun Energy AG. During 2006, five of our customers each accounted for between 16% to 19% of our net sales; all other customers individually accounted for less than 10% of our net sales. The loss of any of our major customers could have an adverse effect on our business. As we expand our manufacturing capacity, we anticipate developing additional customer relationships in Germany and in other markets and regions, which will reduce our customer and geographic concentration and dependence.

Our customers sell turnkey solar systems to end-users that include owners of land designated as former agricultural land, waste land or conversion land individual owners of agricultural buildings, owners of commercial warehouses, offices and industrial buildings, public agencies and municipal government authorities that own buildings suitable for solar system deployment and financial investors that desire to own large scale solar projects.

Manufacturing

Manufacturing Process

We have integrated our manufacturing processes into a single production line with the following three stages: the “deposition” stage; the “cell definition” stage; and the “assembly and test” stage. Except for operators performing quality control and monitoring functions, the only stage requiring manual processing is the final assembly and test stage. As a result of our automated production process, we employ 20 people per production line for each of our four shifts, or a total of 80 people per production line for 24 hours per day, seven days per week production.

The deposition process begins with the robotic loading of 2ft × 4ft (60cm × 120cm) panels of low-cost tin oxide-coated soda lime glass on to the production line where they are cleaned and chamfered to produce the strong, defect free edges necessary for subsequent processing steps. Following cleaning, the glass panels move automatically into a vacuum chamber where they are heated to near the softening point and coated with a layer of cadmium sulfide followed by a layer of cadmium telluride using our proprietary vapor transport deposition technology. Each layer takes less than 45 seconds to deposit and uses approximately 1% of the semiconductor material used in crystalline silicon solar modules. Our ability to deposit the semiconductor materials quickly and uniformly is critical to producing low cost, high quality solar modules. Next, we cool the semiconductor-coated plate rapidly to increase its strength. The deposition stage concludes with a re-crystallization step that reduces defects within the crystals and minimizes the recombination that occurs between grain boundaries.

In our cell definition stage, we use a series of lasers to transform the large single semiconductor-coated plate into a series of interconnected cells that deliver the desired current and voltage output. Our proprietary laser scribing technology is capable of accomplishing accurate and complex scribes at high speeds.

Finally, in the assembly and test stage, we apply busbars, EVA (Ethyl Vinyl Acetate) laminate, a rear glass cover sheet and termination wires, seal the joint box and subject each solar module to a solar simulator and current leakage tests. The final assembly stage is the only stage in our production line that requires manual processing.

All of our solar modules are produced at our Perrysburg, Ohio facility, which has received both an ISO 9001:2000 quality system certification and ISO:14001 environmental system certification.

Manufacturing Capacity Expansion

We are in the process of expanding our name plate manufacturing capacity to 175MW by the end of 2007. In August 2006, we completed our Ohio expansion by adding two 25MW production lines to our existing 25MW base plant, which increased our annual manufacturing capacity to 75MW. We are also building a four line 100MW manufacturing plant in Germany. After our German plant reaches full capacity, which we expect to occur by the end of 2007, we will have an annual manufacturing capacity of 175MW. On January 24, 2007 we entered into a land lease for a site in the Kulim Hi-Tech Park in the State of Kadah, Malaysia that can accommodate up to two 100MW plants and includes an option exercisable over 6 years for an adjacent land site that could accommodate up to another eight lines and we expect construction of the 100MW Malaysia plant to begin in the second quarter of 2007. To complete each new production line, we plan to use a systematic replication process designed to enable us to add production lines rapidly and efficiently and achieve operating metrics in new plants that are comparable to the performance of our base plant.

Raw Materials

Our manufacturing process uses approximately twenty raw materials to construct a complete solar module. Of those raw materials, the following nine are critical to our manufacturing process: TCO coated front glass, cadmium sulfide, cadmium telluride, photo resist, EVA laminate, tempered back glass, cord plate/cord plate cap, lead wire (UL and TÜV) and solar connectors. Before we use these materials in our manufacturing process, a supplier must undergo a qualification process that can last from one to twelve months, depending on the type of raw material. Although we continually evaluate new suppliers and currently are qualifying several new suppliers, most of our critical materials are supplied by only one or two sources.

The most critical raw material in our production process is cadmium telluride. Presently, we purchase all of our cadmium telluride in compounded form from one manufacturer. We have a three year written contract with one of our suppliers, that provides for quarterly price adjustments based on the cost of tellurium. As other suppliers become qualified, we will purchase cadmium telluride from our other supplier under quarterly purchase orders. We acquire the remainder of our raw materials under quarterly purchase orders, at prices based on annual volumes.

Because the sales prices in our Long Term Supply Contracts with our customers do not adjust for raw material price increases and these contracts are for a longer term than our raw material supply contracts, we may be unable to pass on any increases in the cost of our raw materials to these customers.

Research, Development and Engineering

We continue to devote a substantial amount of resources to research and development with the objective of lowering the per watt cost of solar electricity generated by photovoltaic systems using our solar modules to a level that competes on a non-subsidized basis with the price of retail electricity in key markets in the United States, Europe and Asia by 2010. To reduce the per watt cost of electricity generated by photovoltaic systems using our solar modules, we focus our research and development on the following areas:

•	Increase the conversion efficiency of our solar modules. We believe the most promising ways of increasing the conversion efficiency of our solar modules are maximizing the number of photons that reach the absorption layer of the semiconductor material so that they can be converted into electrons, maximizing the number of electrons that reach the surface of the cadmium telluride and minimizing the electrical losses between the semiconductor layer and the back metal conductor. We have already developed small-scale solar cells using our technology with conversion efficiencies as high as 14.5%, compared to our module’s average conversion efficiency of approximately 9.5% achieved in full production during 2006.

We believe that our ability to achieve higher module efficiencies is primarily a function of transferring technology that we have demonstrated in the laboratory and in pilot production into high-throughput module production by making incremental improvements to the solar module and the manufacturing process. Our process development activities encompass laboratory level research and development, device modeling, process optimization and the qualification of process improvements in high-throughput production. During 2007, we plan to add more equipment for further process developments at our Perrysburg, Ohio facility. In addition, we reserve a portion of the production capacity of our base plant to conduct structured experiments related to our process development.

•	System optimization. We also are working to reduce the cost and optimize the effectiveness of the other components in a photovoltaic system. We maintain a substantial effort to collect and analyze actual field performance data from photovoltaic systems that use our modules. We collect “real time” data from internal test sites comprising approximately 10,000 modules installed in varying climates and applications. We also monitor approximately 172,000 solar modules, representing approximately 10MW of installed photovoltaic systems, in use by the end-users that have purchased photovoltaic systems using our modules. We use the data collected from these sources to correlate field performance to various manufacturing and laboratory level metrics, identify opportunities for module and process improvement and improve the performance of systems that use our modules. In addition, we use this data to enhance predictive models and simulations for the end-users.

We intend to qualify process and product improvements for full production on our Ohio expansion production lines and then integrate them into our other production lines. Our scientists and engineers will collaborate across all manufacturing plants to drive improvement. We intend to implement, validate and qualify such improvements at the Ohio expansion before we deploy them to all of our production lines. We believe that this systematic approach to research and development will provide continuous improvements and ensure uniform adoption across our production lines.

We maintain active collaborations with the National Renewable Energy Laboratory (a division of the U.S. Department of Energy), Brookhaven National Laboratory and several universities. Since 2004, we have invested in excess of $12.7 million into our research and development expenses and received $2.8 million of grant funding.

Sales and Marketing

We launched the marketing and sale of our solar modules in Germany in 2003 because Germany has attractive feed-in tariffs, a high forecasted growth rate for renewable energy and market segments that we believe are well served by our product. Since 2003, our focus has remained on grid-connected ground or roof mounted photovoltaic systems in Germany because, similar to other solar module manufacturers, we currently cannot compete with conventional sources of electricity on a cost basis unless end-users receive government subsidies. While our goal is to reduce the cost of solar electricity to levels that can compete with fossil fuels and other conventional sources of electricity, we believe that most of our distribution in the immediate future will be for use in grid-connected photovoltaic systems with some form of government subsidies.

Government Subsidies

Countries in Europe, Canada and Asia and several states in the United States have adopted a variety of government subsidies to allow renewable sources of electricity to compete with conventional sources of electricity, such as fossil fuels. Government subsidies and incentives generally focus on grid-connected systems and take several forms, including feed-in tariffs, net metering programs, renewable portfolio standards, rebates, tax incentives and low interest loans.

Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are set above market rates and may differ based on system size or application. Net metering programs enable end-users to sell excess solar electricity to their local utility in exchange for a credit against their utility bills. Net metering allows end-users to get “full value” for the electricity generated by renewable sources, rather than receiving a less desirable rate. The policies governing net metering vary by state and utility; some utilities pay the end-user upfront, while others credit the end-user’s bill. Net metering is currently offered in 40 states and the District of Columbia. Under a renewable portfolio standard, the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from solar electricity.

Tax incentive programs exist in the United States at both the federal and state level and can take the form of investment tax credits, accelerated depreciation and property tax exemptions. Several governments also facilitate low interest loans for photovoltaic systems, either through direct lending, credit enhancement, or other programs.

Regulations and policies relating to electricity pricing and interconnection also encourage distributive generation with photovoltaic systems. Photovoltaic systems generate most of their electricity during the afternoon hours when the demand for and cost of electricity is highest. As a result, electricity generated by photovoltaic systems mainly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate, would require photovoltaic systems to achieve lower prices in order to compete with the price of electricity. In addition, interconnection policies often enable the owner of a photovoltaic system to feed solar electricity into the power grid without interconnection costs or standby fees.

Environmental Matters

Our operations include the use, handling, storage, transportation, generation and disposal of hazardous materials. We are subject to various federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the use, management and disposal of hazardous materials and wastes, occupational health and safety and the cleanup of contaminated sites. Therefore, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions and costs arising from third party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at our facilities. We believe we are currently in substantial compliance with applicable environmental requirements and do not expect to incur material capital expenditures for environmental controls in this or the succeeding fiscal year. However, future developments such as more aggressive enforcement policies, the implementation of new, more stringent laws and regulations, or the discovery of unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations and/or financial condition. See Item 1A: Risk Factors — “Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability”.

Competition

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete within the larger electric power industry. Within the renewable energy industry, we believe that our main sources of competition are crystalline silicon solar module manufacturers, other thin film solar module manufacturers and companies developing solar thermal and concentrated photovoltaic technologies. Among photovoltaic module and cell manufacturers, the principal methods of competition are price per watt, production capacity, conversion efficiency and reliability. We believe that we compete favorably with respect to these factors.

At the end of 2006, the global photovoltaic industry consisted of over 100 manufacturers of photovoltaic cells and solar modules. Within the PV industry, we face competition from crystalline silicon photovoltaic cell and solar module manufacturers, including BP Solar, Evergreen Solar, Kyocera, Motech, Q-Cells, Renewable Energy Corporation, Sanyo, Schott Solar, Sharp, SolarWorld, Sunpower and Suntech. We also face competition from thin film solar module manufacturers, including Antec, Kaneka, Mitsubishi Heavy Industries, Shell Solar and United Solar. Finally, our solar module comes in one size measuring 2ft × 4ft (60cm × 120cm). In contrast, some of our thin film competitors have developed solar products that can be tailored to a customer’s specifications.

In addition, we expect to compete with future entrants to the photovoltaic industry that offer new technological solutions. We may also face competition from semiconductor manufacturers and semiconductor equipment manufacturers, or their customers, several of which have already announced their intention to start production of photovoltaic cells, solar modules, or turnkey production lines. Some of our competitors are larger and have greater financial resources, larger production capacities and greater brand name recognition than we do and may, as a result, be better positioned to adapt to changes in the industry or the economy as a whole. One of our customers, Conergy AG, commenced construction of a plant in Germany that will manufacture traditional crystalline silicone photovoltaic solar cells and modules.

In addition to manufacturers of PV cells and solar modules, we face competition from companies developing solar thermal and concentrated PV technologies.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third party confidentiality agreements to safeguard our intellectual property. As of December 30, 2006, in the United States we held 26 patents, which will expire at various times between 2007 and 2023 and had 18 patent applications pending. We also held 16 patents and had 37 patent applications pending in foreign jurisdictions. Our patent applications and any future patent applications, might not result in a patent being issued with the scope of the claims we seek, or at all and any patents we may receive may be challenged, invalidated, or declared unenforceable. We continually assess appropriate occasions for seeking patent protection for those aspects of our technology, designs and methodologies and processes that we believe provide significant competitive advantages. A majority of our patents relate to our vapor transport deposition process in which semiconductor material is deposited on glass substrates and our laser scribing process of transforming a large semiconductor-coated plate into a series of interconnected cells.

As of December 30, 2006, we held 2 trademarks, “First Solar” and “First Solar and Design”, in the United States. We have also registered our “First Solar and Design” mark in China, Japan and the European Union and we are seeking registration in India.

With respect to, among other things, proprietary know-how that is not patentable and processes for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to safeguard our interests. We believe that many elements of our photovoltaic manufacturing process involve proprietary know-how, technology, or data that are not covered by patents or patent applications, including technical processes, equipment designs, algorithms and procedures. We have taken security measures to protect these elements. All of our research and development personnel have entered into confidentiality and proprietary information agreements with us. These agreements address intellectual property protection issues and require our employees to assign to us all of the inventions, designs and technologies they develop during the course of employment with us. We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our solar cells, technology, or business plans.

We have not been subject to any material intellectual property claims.

Employees

As of December 30, 2006, we had 723 employees, including 545 in manufacturing and the rest in research and development, sales and marketing, and general and administration positions. None of our employees are represented by labor unions or covered by a collective bargaining agreement. As we expand domestically and internationally, however, we may encounter employees who desire union representation. We believe that relations with our employees are good.

Available Information

We maintain a website at http://www.firstsolar.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. The information contained in or connected to our website is not incorporated by reference into this report.

The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports and other information regarding issuers, such as First Solar, that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Executive Officers of the Registrant

Our executive officers and their ages and positions are as follows:

Name	Age	Position

Michael J. Ahearn	50	President, Chief Executive Officer, Chairman
Bruce Sohn(1)	45	President, Director
George A. (“Chip”) Hambro	43	Chief Operating Officer
Jens Meyerhoff	42	Chief Financial Officer
Kenneth M. Schultz	44	Vice President, Sales & Marketing
I. Paul Kacir	41	Vice President, General Counsel

(1)	On March 1, 2007, First Solar announced the appointment of Bruce Sohn as President of First Solar.

Michael J. Ahearn has served as the President, CEO and Chairman of First Solar since August 2000. Since 1996, he has been Partner and President of the equity investment firm, JWMA (formerly True North Partners, L.L.C.), the majority stockholder of First Solar. Prior to joining JWMA, Mr. Ahearn practiced law as a partner in the firm of Gallagher & Kennedy. He received both a B.A. in Finance and a J.D. from Arizona State University. On March 12, 2007 Mr. Ahearn no longer served as President of the Company, having transferred that title to Mr. Sohn.

Bruce Sohn was elected a director of First Solar in July 2003. On March 1, 2007, First Solar, Inc. announced the appointment of Mr. Sohn as President of First Solar. He was with Intel Corporation for 24 years where he most recently served as Plant Manager. Mr. Sohn serves on the boards of the International Symposium on Semiconductor Manufacturing, the IEEE-Electron Devices Society Manufacturing Technology Committee and the New Mexico Museum of Natural History Foundation. He is a senior member of IEEE and a certified Jonah. Mr. Sohn has been a guest lecturer at several universities, including the Massachusetts Institute of Technology and Stanford. He graduated from the Massachusetts Institute of Technology with a degree in Materials Science and Engineering.

George A. (“Chip”) Hambro joined First Solar in June 2001 as Vice President of Engineering, was named Vice President and General Manager in February 2003 and assumed the role of Chief Operating Officer in February 2005. Prior to joining First Solar, he held the positions of Vice President of Engineering & Business Development for Goodrich Aerospace from May 1999 to June 2001 and Vice President of Operations for ITT Industries from February 1997 to May 1999. Mr. Hambro graduated from the University of California at Berkeley with a B.A. in Physical Science (Applied Physics).

Jens Meyerhoff joined First Solar in May 2006 as Chief Financial Officer. Prior to joining First Solar, Mr. Meyerhoff was the Chief Financial Officer of Virage Logic Corporation, a provider of embedded memory intellectual property for the design of integrated circuits, from January 2006 to May 2006. Mr. Meyerhoff was employed by FormFactor, Inc., a manufacturer of advanced wafer probe cards, as Chief Operating Officer from April 2004 to July 2005, Senior Vice President of Operations from January 2003 to April 2004 and Chief Financial Officer from August 2000 to March 2005. Prior to joining FormFactor, Inc., Mr. Meyerhoff was the Chief Financial Officer and Senior Vice President of Materials at Siliconix Incorporated, a manufacturer of power and analog semiconductor devices, from March 1998 to August 2000. Mr. Meyerhoff holds a German Wirtschaftsinformatiker degree, which is the equivalent of a Finance and Information Technology degree, from Daimler Benz’s Executive Training Program.

Kenneth M. Schultz joined First Solar in November 2002 as Vice President of Sales & Marketing. Prior to joining First Solar, he was a Vice President at Intersil Corporation, an analog semiconductor company, where he was responsible for commercializing various communications technologies, from October 2000 to June 2002. Mr. Schultz was Vice President and General Manager at SiCOM, Inc. prior to the acquisition of SiCOM by Intersil Corporation in 2000. He holds a B.S. in electrical engineering from the University of Pittsburgh and received his M.B.A. degree from Robert Morris University.

I. Paul Kacir joined First Solar in October 2006 as Vice President, General Counsel. Prior to joining First Solar, Mr. Kacir was a partner with the law firm of Gowling Lafleur Hender LLP in 2006. From 2000 to 2005, Mr. Kacir was general counsel for Creo Inc., a manufacturer of digital pre-press equipment. Before joining Creo, Mr. Kacir practiced with Lang Michener Lawrence and Shaw. Mr. Kacir holds a B.A. in economics from the University of Western Ontario, an L.L.B. (equivalent to a J.D. in the U.S.) from the University of New Brunswick and his M.B.A. from the University of British Columbia.

Item 1A:  Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, in evaluating First Solar and our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. Accordingly, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. Although we began developing our predecessor technology in 1987, we did not complete the qualification of our pilot manufacturing line until January 2002 and our base plant until November 2004. From our launch of commercial operations in January 2002 through the end of 2006, we sold approximately 84MW of solar modules. Relative to the entire solar energy industry, which had a worldwide installed capacity of 5GW, or 5,000MW, at the end of 2005, we have sold only a small percentage of the installed solar modules. As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. While our net sales grew from $13.5 million in 2004 to $135.0 million in 2006, we may be unable to achieve similar growth, or to grow at all, in future periods. Accordingly, you should not rely on our results of operations for any prior period as an indication of our future performance.

We have incurred losses since our inception and may be unable to generate sufficient net sales in the future to sustain profitability.

We incurred a net loss of $16.8 million in 2004 and $6.5 million in 2005. Although we had net income of $4.0 million in 2006, we still had an accumulated deficit of $145.4 million at December 30, 2006 and we may incur losses in the future. In addition, we expect our operating expenses to increase as we expand our operations. Our ability to sustain profitability depends on a number of factors, including the growth rate of the solar energy industry, the continued market acceptance of solar modules, the competitiveness of our solar modules and services and our ability to increase production volumes. If we are unable to generate sufficient net sales to sustain profitability and positive cash flows, we could be unable to satisfy our commitments and may have to discontinue operations.

Thin film technology has a short history and our thin film technology and solar modules may perform below expectations.

Researchers began developing thin film semiconductor technology over 20 years ago, but were unable to integrate the technology into a production line until recently. In addition, the oldest solar modules manufactured during the qualification of our pilot line have only been in use since 2001. As a result, our thin film technology and solar modules do not have a sufficient operating history to confirm how our solar modules will perform over their estimated 25 year useful life. If our thin film technology and solar modules perform below expectations, we could lose customers and face substantial warranty expense.

Our failure to further refine our technology and develop and introduce improved photovoltaic products could render our solar modules uncompetitive or obsolete and reduce our net sales and market share.

We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar energy industry. However, research and development activities are inherently uncertain and we could encounter practical difficulties in commercializing our research results. Our significant expenditures on research and development may not produce corresponding benefits. Other companies are developing a variety of competing photovoltaic technologies, including copper indium gallium diselenide and amorphous silicon, that could produce solar modules that prove more cost-effective or have better performance than our solar modules. As a result, our solar modules may be rendered obsolete by the technological advances of others, which could reduce our net sales and market share.

If photovoltaic technology is not suitable for widespread adoption, or if sufficient demand for solar modules does not develop or takes longer to develop than we anticipate, our net sales may flatten or decline and we may be unable to sustain profitability.

The solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. If photovoltaic technology proves unsuitable for widespread adoption or if demand for solar modules fails to develop sufficiently, we may be unable to grow our business or generate sufficient net sales to sustain profitability. In addition, demand for solar modules in our targeted markets, including Germany, may not develop or may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of photovoltaic technology and demand for solar modules, including the following:

•	cost-effectiveness of solar modules compared to conventional and other non-solar renewable energy sources and products;

•	performance and reliability of solar modules and thin film technology compared to conventional and other non-solar renewable energy sources and products;

•	availability and substance of government subsidies and incentives to support the development of the solar energy industry;

•	success of other renewable energy generation technologies, such as hydroelectric, wind, geothermal, solar thermal, concentrated photovoltaic and biomass;

•	fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	fluctuations in capital expenditures by end-users of solar modules, which tend to decrease when the economy slows and interest rates increase; and

•	deregulation of the electric power industry and the broader energy industry.

Our future success depends on our ability to build new manufacturing plants and add production lines in a cost-effective manner, both of which are subject to risks and uncertainties.

Our future success depends on our ability to significantly increase both our manufacturing capacity and production throughput in a cost-effective and efficient manner. If we cannot do so, we may be unable to expand our business, decrease our cost per watt, maintain our competitive position, satisfy our contractual obligations, or sustain profitability. Our ability to expand production capacity is subject to significant risks and uncertainties, including the following:

•	the need to raise significant additional funds to build additional manufacturing facilities, which we may be unable to obtain on reasonable terms or at all;

•	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as our inability to secure successful contracts with equipment vendors;

•	our custom-built equipment may take longer and cost more to engineer than expected and may never operate as designed;

•	delays or denial of required approvals by relevant government authorities;

•	diversion of significant management attention and other resources; and

•	failure to execute our expansion plans effectively.

If our future production lines do not achieve operating metrics similar to our base plant, our solar modules could perform below expectations and cause us to lose customers.

Currently, our 25MW base plant is our only production line that has a meaningful history of operating at full capacity. We added two 25MW production lines in our Ohio expansion in August 2006; however, they do not have a sufficient operating history for us to determine whether we were successful in replicating the base plant. The production lines in our Ohio expansion and future production lines could produce solar modules that have lower efficiencies, higher failure rates and higher rates of degradation than solar modules from our base plant and we could be unable to determine the cause of the lower operating metrics or develop and implement solutions to achieve similar operating metrics as our base plant. The Ohio expansion represents a “standard building block” that we intend to replicate in future production facilities and expansions of our existing production facilities, including the German plant and the Malaysian plant. Our replication risk in connection with building the German plant, the Malaysian plant and other future manufacturing plants could be higher than our replication risk in the Ohio expansion because we expect the new lines to be located internationally, which could entail other factors that will lower the operating metrics. If we are unable to systematically replicate our production lines and achieve and sustain similar operating metrics in our Ohio expansion and future production lines as our base plant, our manufacturing capacity could be substantially constrained, our manufacturing costs per watt could increase and we could lose customers, causing lower net sales and net income than we anticipate.

Some of our manufacturing equipment is customized and sole sourced. If our manufacturing equipment fails or if our equipment suppliers fail to perform under their contracts, we could experience production disruptions and be unable to satisfy our contractual requirements.

Some of our manufacturing equipment is customized to our production line based on designs or specifications that we provide the equipment manufacturer, who then undertakes a specialized production process to manufacture the custom equipment. As a result, the equipment is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working. If any piece of equipment fails, production along the entire production line could be interrupted and we could be unable to produce enough solar modules to satisfy our contractual requirements. In addition, the failure of our equipment suppliers to supply equipment in a timely manner or on commercially reasonable terms could delay our expansion plans and otherwise disrupt our production schedule or increase our manufacturing costs.

We may be unable to manage the expansion of our operations effectively.

We expect to expand our business significantly in order to meet our contractual obligations, satisfy demand for our solar modules and increase market share. In August 2006, we expanded our manufacturing capacity from the existing 25MW at our base plant to an aggregate of 75MW with the completion of our Ohio expansion. We expect to continue expanding our manufacturing capacity to an aggregate of 175MW by the second half of 2007, upon the anticipated qualification of our German plant and 275 MW by the second half of 2008, upon the anticipated completion of our Malaysian plant. To manage the expansion of our operations, we will be required to improve our operational and financial systems, procedures and controls; increase manufacturing capacity and throughput; and expand, train and manage our growing employee base. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers. In addition, our current and planned operations, personnel, systems and internal procedures and controls might be inadequate to support our future growth. If we cannot manage our growth effectively, we may be unable to take advantage of market opportunities, execute our business strategies, or respond to competitive pressures.

We depend on a limited number of third-party suppliers for key raw materials and their failure to perform could cause manufacturing delays and impair our ability to deliver solar modules to customers in the required quality and quantities and at a price that is profitable to us.

Our failure to obtain raw materials and components that meet our quality, quantity and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing cost. Most of our key raw materials are either sole-sourced or sourced by a limited number of third-party suppliers. As a result, the failure of any of our suppliers to perform could disrupt our supply chain and impair our operations. In addition, many of our suppliers are small companies that may be unable to supply our increasing demand for raw materials as we implement our planned rapid expansion. We may be unable to identify new suppliers or qualify their products for use on our production lines in a timely manner and on commercially reasonable terms. Raw materials from new suppliers may also be less suited for our technology and yield solar modules with lower conversion efficiencies than solar modules manufactured with the raw materials from our current suppliers.

A disruption in our supply chain for cadmium telluride, the key component of our semiconductor layer, could interrupt or impair our ability to manufacture solar modules.

The key raw material we use in our production process in the active semiconductor layer is a cadmium telluride compound, with the tellurium component of cadmium telluride compound being the most critical. Currently, we purchase all of our cadmium telluride in manufactured form from one manufacturer. If any of our current or future suppliers is unable to perform under its contracts or purchase orders, our operations could be interrupted or impaired. In addition, because each supplier must undergo a lengthy qualification process, we may be unable to replace a lost supplier in a timely manner and on commercially reasonable terms. Our supply of cadmium telluride could also be limited if our suppliers are unable to acquire an adequate supply of tellurium in a timely manner or at commercially reasonable prices. If our suppliers cannot obtain sufficient tellurium, they could substantially increase their prices or be unable to perform under their contracts. We may be unable to pass increases in the cost of our raw materials through to our customers because our customer contracts do not adjust for raw material price increases and are generally for a longer term than our raw material supply contracts.

We currently depend on six customers for substantially all of our net sales. The loss of, or a significant reduction in orders from, any of these customers could significantly reduce our net sales and harm our operating results.

We currently sell substantially all of our solar modules to six customers headquartered in Germany. In 2005, sales to our largest customer accounted for approximately 45% of our total net sales. During 2006, our largest customers accounted for between 16% and 19% of our net sales. The loss of any of our customers or their default in payment could significantly reduce our net sales and adversely impact our operating results. In addition, our Long

Term Supply Contracts extend through 2012 and we expect them to allocate a significant majority of our production capacity to a limited number of customers. As a result, we do not expect to have a significant amount of excess production capacity to identify and then build relationships with new customers that could replace any lost customers. We anticipate that our dependence on a limited number of customers will continue for the foreseeable future because we have pre-sold approximately two-thirds of the planned capacity of our base plant, Ohio expansion, German plant and Malaysian plant through 2012. As a result, we will have to rely on future expansions to attract and service new customers. In addition, our customer relationships have been developed over a relatively short period of time and we cannot guarantee that we will have good relations with our customers in the future. Several of our competitors have more established relationships with our customers and may gain a larger share of our customers’ business over time.

If we are unable to further increase the number of sellable watts per solar module and reduce our manufacturing cost per watt, we will be in default under our Long Term Supply Contracts and our gross profit and gross margin could decrease.

Our Long Term Supply Contracts require us to deliver solar modules that, in total, meet or exceed a specified minimum average number of watts per module for the year. Beginning in 2007, we are required to increase the minimum average number of watts per module by approximately 5% annually between 2007 and 2009, and then by an additional 3% for modules delivered in 2012. If we are unable to meet the minimum average annual number of watts per module in a given year, we will be in default under the agreements, entitling our customers to certain remedies, potentially including the right to terminate the contracts. In addition, our Long Term Supply Contracts specify a sales price per watt that declines approximately 6.5% each year through the expiration date of the contract in 2012. Our gross profit and gross margin could decline if we are unable to reduce our manufacturing cost per watt by at least the same rate at which our contractual prices decrease.

The reduction or elimination of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for our solar modules, lead to a reduction in our net sales and adversely impact our operating results.

The reduction, elimination, or expiration of government subsidies and economic incentives for on-grid solar electricity may result in the diminished competitiveness of solar energy relative to conventional and non-solar renewable sources of energy and could materially and adversely affect the growth of the solar energy industry and our net sales. We believe that the near-term growth of the market for on-grid applications, where solar energy is used to supplement the electricity a consumer purchases from the utility network, depends significantly on the availability and size of government and economic incentives. Currently, the cost of solar electricity substantially exceeds the retail price of electricity in every significant market in the world. As a result, federal, state and local governmental bodies in many countries, most notably Germany, Italy, Spain, France, South Korea, Japan, Canada and the United States, have provided subsidies in the form of feed-in tariffs, rebates, tax write-offs and other incentives to end-users, distributors, systems integrators and manufacturers of photovoltaic products. For example, Germany, which accounted for 95.0% of our net sales in 2006, has been a strong supporter of photovoltaic products and systems and political changes in Germany could result in significant reductions or the elimination of incentives. Many of these government incentives expire, phase out over time, exhaust the allocated funding, or require renewal by the applicable authority. For example, German subsidies decline at a rate of 5.0% to 6.5% per year (based on the type and size of the photovoltaic system) and discussions are currently underway about modifying the German Renewable Energy Law (EEG). If the German government reduces or eliminates the subsidies under the EEG, demand for photovoltaic products could significantly decline in Germany. In addition, the Emerging Renewables Program in California has finite funds that may not last through the current program period. California subsidies declined from $2.80 to $2.50 per Watt in March 2006 and will continue to decline as cumulative installations exceed stated thresholds. Net metering policies in California, which currently only require each investor owned utility to provide net metering up to 2.5% of its aggregate customer peak demand, could also limit the amount of solar power installed within California.

In addition, if any of these statutes or regulations is found to be unconstitutional, or is reduced or discontinued for other reasons, sales of our solar modules in these countries could decline significantly, which could have a material adverse effect on our business and results of operations. For example, the predecessor to the German EEG was challenged in Germany on constitutional grounds and in the European Court of Justice as impermissible state aid. Although the German Federal High Court of Justice dismissed these constitutional concerns and the European Court of Justice held that the purchase requirement at minimum feed-in tariffs did not constitute impermissible state aid, new proceedings challenging the Renewable Energies Act or comparable minimum price regulations in other countries in which we currently operate or intend to operate may be initiated.

Electric utility companies or generators of electricity from fossil fuels or other renewable energy sources could also lobby for a change in the relevant legislation in their markets to protect their revenue streams. The reduction or elimination of government subsidies and economic incentives for on-grid solar energy applications, especially those in our target markets, could cause our net sales to decline and materially and adversely affect our business, financial condition and results of operations.

Currency translation and transaction risk may negatively affect our net sales, cost of sales and gross margins and could result in exchange losses.

Although our reporting currency is the U.S. dollar, we conduct our business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation risk. For example, 99.6% and 95.0% of our net sales were outside the United States and denominated in euros for the years ended December 31, 2005 and December 30, 2006, respectively and we expect a large percentage of our net sales to be outside the United States and denominated in foreign currencies in the future. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our net sales and cost of sales and could result in exchange losses. In addition, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from our reporting currency. For example, our Long Term Supply Contracts specify fixed pricing in euros through 2012 and do not adjust for changes in the U.S. dollar to euro exchange rate. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. As of December 30, 2006, we did not engage in any exchange rate hedging activities and, as a result, any volatility in currency exchange rates may have an immediate adverse effect on our financial condition and results of operations.

We could also expand our business into emerging markets, many of which have an uncertain regulatory environment relating to currency policy. Conducting business in such emerging markets could cause our exposure to changes in exchange rates to increase.

An increase in interest rates could make it difficult for end-users to finance the cost of a photovoltaic system and could reduce the demand for our solar modules.

Many of our end-users depend on debt financing to fund the initial capital expenditure required to purchase and install a photovoltaic system. As a result, an increase in interest rates could make it difficult for our end-users to secure the financing necessary to purchase and install a photovoltaic system on favorable terms, or at all and thus lower demand for our solar modules and reduce our net sales. In addition, we believe that a significant percentage of our end-users install photovoltaic systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in a photovoltaic system or make alternative investments more attractive relative to photovoltaic systems and, in each case, could cause these end-users to seek alternative investments.

We face intense competition from manufacturers of crystalline silicon solar modules, thin film solar modules and solar thermal and concentrated photovoltaic systems.

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with the larger electric power industry. We believe that our main sources of competition are crystalline silicon solar module manufacturers, other thin film solar module manufacturers and companies developing solar thermal and concentrated photovoltaic technologies.

At the end of 2006, the global photovoltaic industry consisted of over 100 manufacturers of photovoltaic cells and solar modules. Within the photovoltaic industry, we face competition from crystalline silicon photovoltaic cell and solar module manufacturers, including BP Solar, Evergreen Solar, Kyocera, Motech, Q-Cells, Renewable Energy Corporation, Sanyo, Schott Solar, Sharp, SolarWorld, Sunpower and Suntech. We also face competition from thin film solar module manufacturers, including Antec, Kaneka, Mitsubishi Heavy Industries, Shell Solar, United Solar and several crystalline silicon manufacturers who are developing thin film technologies. We may also face competition from semiconductor manufacturers and semiconductor equipment manufacturers, or their customers, several of which have already announced their intention to start production of photovoltaic cells, solar modules, or turnkey production lines. One of our customers, Conergy AG, commenced construction of a plant in Germany that will manufacture traditional crystalline silicone photovoltaic solar cells and modules. In addition to manufacturers of photovoltaic cells and solar modules, we face competition from companies developing solar thermal and concentrated photovoltaic technologies.

Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage because they can realize economies of scale and purchase certain raw materials at lower prices. Many of our competitors also have greater brand name recognition, more established distribution networks and larger customer bases. In addition, many of our competitors have well-established relationships with our current and potential distributors and have extensive knowledge of our target markets. As a result of their greater size, some of our competitors may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. In addition, a significant increase in the supply of silicon feedstock or a significant reduction in the manufacturing cost of crystalline silicon solar modules could lead to pricing pressures for solar modules. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.

Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor and tax conditions in foreign countries.

We have significant marketing and distribution operations outside the United States and expect to continue to have significant manufacturing operations outside the United States in the near future. In 2006, 95.0% of our net sales were generated from customers headquartered in Germany. In the future, we expect to have operations in other European countries, Malaysia and other Asian countries and, as a result, we will be subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent to international operations, include, but are not limited to, the following:

•	difficulty in enforcing agreements in foreign legal systems;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs, or adopt other restrictions on foreign trade and investment, including currency exchange controls;

•	fluctuations in exchange rates may affect product demand and may adversely affect our profitability in U.S. dollars to the extent the price of our solar modules, cost of raw materials and labor and equipment is denominated in a foreign currency;

•	inability to obtain, maintain, or enforce intellectual property rights;

•	risk of nationalization of private enterprises;

•	changes in general economic and political conditions in the countries in which we operate;

•	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to environmental protection, export duties and quotas;

•	difficulty with staffing and managing widespread operations;

•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our solar modules and make us less competitive in some countries; and

•	difficulty of and costs relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer and sell our solar modules.

Our business in foreign markets requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be able to develop and implement policies and strategies that will be effective in each location where we do business. In addition, each of the foregoing risks is likely to take on increased significance as we implement our plans to expand our foreign manufacturing operations.

Problems with product quality or performance may cause us to incur warranty expenses, damage our market reputation and prevent us from maintaining or increasing our market share.

Our solar modules are sold with a five year materials and workmanship warranty for technical defects and a ten year and twenty-five year warranty against declines of more than 10% and 20% of their initial rated power, respectively. As a result, we bear the risk of extensive warranty claims long after we have sold our solar modules and recognized net sales. As of December 30, 2006, our accrued warranty expense amounted to $2.8 million.

Because of the limited operating history of our solar modules, we have been required to make assumptions regarding the durability and reliability of our solar modules. Our assumptions could prove to be materially different from the actual performance of our solar modules, causing us to incur substantial expense to repair or replace defective solar modules in the future. For example, our glass-on-glass modules could break, delaminate, or experience power degradation in excess of expectations. In addition, once our modules are installed and connected, but before they are connected to a power grid or there is a load otherwise put on the modules, the modules are in an open circuit condition. We are continuing to collect data on the long term effects on reliability and service life that results from extended periods of the modules being in an open circuit condition, particularly in high ambient temperature conditions. Although the data available to us to date does not suggest significant deterioration in long term performance of modules that are left in prolonged open circuit condition, it may become apparent with future experience that long term performance and service life is affected by the modules being kept in an open circuit condition for prolonged periods of time. Any widespread product failures may damage our market reputation and cause our sales to decline and require us to repair or replace the defective modules, which could have a material adverse effect on our financials results.

If our estimates regarding the future cost of reclaiming and recycling our solar modules are incorrect, we could be required to accrue additional expenses from the time we realize our estimates are incorrect and we could also face a significant unplanned cash burden from the time we realize our estimates are incorrect or our end-users return their solar modules.

We pre-fund the estimated future obligation for reclaiming and recycling our solar modules based on the present value of the expected future cost of the reclaiming and recycling process. This cost includes the cost of packaging the solar module for transport, the cost of freight from the solar module’s installation site to a recycling center and the material, labor and capital costs of the recycling process; the related expense that we recognize in our financial statements also includes an estimated third-party profit margin and risk rate for such services. Currently, we base our estimates on our experience reclaiming and recycling solar modules that do not pass our quality control tests and modules returned under our warranty and on our expectations about future developments in recycling technologies and processes and about economic conditions at the time the solar modules will be reclaimed and recycled. If our estimates prove incorrect, we could be required to accrue additional expenses from the time we realize our estimates are incorrect and also face a significant unplanned cash burden at the time we realize our estimates are incorrect or end-users return their solar modules, which could harm our operating results. In addition, our end-users can return their solar modules at any time. As a result, we could be required to reclaim and recycle our solar modules earlier than we expect and before recycling technologies and processes improve.

Our future success depends on our ability to retain our key employees and to successfully integrate them into our management team.

We are dependent on the services of Michael J. Ahearn, our Chief Executive Officer, Bruce Sohn, our President, George A. (“Chip”) Hambro, our Chief Operating Officer, Jens Meyerhoff, our Chief Financial Officer, Ken Schultz, our VP of Sales and Marketing and other members of our senior management team. The loss of Messrs. Ahearn, Sohn, Hambro, Meyerhoff, Schultz or any other member of our senior management team could have a material adverse effect on us. There is a risk that we will not be able to retain or replace these key employees. Several of our current key employees, including Messrs. Ahearn, Hambro, Sohn, Schultz and Meyerhoff, are subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit the employees to terminate their employment with us upon little or no notice. We recently added several members to our senior management team, including Bruce Sohn, our new President. Integrating them into our management team could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and prove unsuccessful.

If we are unable to attract, train and retain technical personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain technical personnel. Recruiting and retaining capable personnel, particularly those with expertise in the photovoltaic industry, thin film technology and cadmium telluride are vital to our success. There is substantial competition for qualified technical personnel and we cannot assure you that we will be able to attract or retain our technical personnel. In addition, a significant percentage of our current technical personnel have stock options that vest in 2008 and it may be more difficult to retain these individuals after their options vest. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

Our failure to protect our intellectual property rights may undermine our competitive position and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

Protection of our proprietary processes, methods and other technology, especially our proprietary vapor transport deposition process and laser scribing process, is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. We have received patents in the United States and select foreign jurisdictions and we have pending applications in such jurisdictions as well. Our existing patents and future patents could be challenged, invalidated, circumvented, or rendered unenforceable. We have pending patent applications in the United States and in foreign jurisdictions. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not be sufficient to provide meaningful protection against competitors or against competitive technologies.

We also rely upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, such confidentiality agreements are limited in duration and could be breached and may not provide meaningful protection for our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge of our trade secrets through independent development or legal means. The failure of our patents or confidentiality agreements to protect our processes, equipment, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have a material adverse effect on our business. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. In some countries we have not applied for patent, trademark, or copyright protection.

Third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition and operating results. Policing unauthorized use of proprietary technology can be difficult and expensive. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. We cannot assure you that the outcome of such potential litigation will be in our favor. Such litigation may be costly and may divert management attention and other resources away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to pay significant damage awards or prohibit us from the manufacture and sale of our solar modules or the use of our technology.

Our success depends largely on our ability to use and develop our technology and know-how without infringing or misappropriating the intellectual property rights of third parties. The validity and scope of claims relating to photovoltaic technology patents involve complex scientific, legal and factual considerations and analysis and, therefore, may be highly uncertain. We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties (which may not be available on reasonable terms, or at all) or pay ongoing royalties, require us to redesign our solar modules, or subject us to injunctions prohibiting the manufacture and sale of our solar modules or the use of our technologies. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our solar modules until resolution of the litigation.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of photovoltaic products, which may significantly reduce demand for our solar modules.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. These regulations and policies could deter end-user purchases of photovoltaic products and investment in the research and development of photovoltaic technology. For example, without a mandated regulatory exception for photovoltaic systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to our end-users of using photovoltaic systems and make them less desirable, thereby harming our business, prospects, results of operations and financial condition. In addition, electricity generated by photovoltaic systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate, would require photovoltaic systems to achieve lower prices in order to compete with the price of electricity.

We anticipate that our solar modules and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar modules may result in significant additional expenses to us, our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar modules.

Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.

Our operations involve the use, handling, generation, processing, storage, transportation and disposal of hazardous materials and are subject to extensive environmental laws and regulations at the national, state, local and international level. These environmental laws and regulations include those governing the discharge of pollutants into the air and water, the use, management and disposal of hazardous materials and wastes, the cleanup of contaminated sites and occupational health and safety. We have incurred and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. In addition, violations of, or liabilities under, environmental laws or permits may result in restrictions being imposed on our operating activities or in our being subjected to substantial fines, penalties, criminal proceedings, third party property damage or personal injury claims, cleanup costs, or other costs. While we believe we are currently in substantial compliance with applicable environmental requirements, future developments such as more aggressive enforcement policies, the implementation of new, more stringent laws and regulations, or the discovery of presently unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations and financial condition.

In addition, certain components of our products contain cadmium telluride and cadmium sulfide. Elemental cadmium and certain of its compounds are regulated as hazardous due to the adverse health effects that may arise from human exposure. Although the risks of exposure to cadmium telluride are not believed to be as serious as those relating to the exposure of elemental cadmium, the chemical, physical and toxicological properties of cadmium telluride have not been thoroughly investigated and reported. We maintain engineering controls to minimize employee exposure to cadmium and require our employees who handle cadmium compounds to follow certain safety procedures, including the use of personal protective equipment such as respirators, chemical goggles and protective clothing. In addition, we believe the risk of exposure to cadmium or cadmium compounds from our end-products is limited by the fully encapsulated nature of these materials in our products, as well as the implementation in 2005 of our end of life recycling program for our solar modules. While we believe that these factors and procedures are sufficient to protect our employees, end-users and the general public from cadmium exposure, we cannot assure you that human or environmental exposure to cadmium or cadmium compounds used in our products will not occur. Any such exposure could result in future third-party claims against us, as well as damage to our reputation and heightened regulatory scrutiny of our products, which could limit or impair our ability to sell and distribute our products. The occurrence of future events such as these could have a material adverse effect on our business, financial condition and results of operations.

The use of cadmium in various products is also coming under increasingly stringent governmental regulation. Future regulation in this area could impact the manufacture and sale of cadmium-containing solar modules and could require us to make unforeseen environmental expenditures or to limit our ability to sell and distribute our products. For example, the European Union Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “WEEE Directive”) requires manufacturers of certain electrical and electronic equipment to be financially responsible for the collection, recycling, treatment and disposal of specified products placed on the market in the European Union. In addition, European Union Directive 2002/95/EC on the Restriction of the use of Hazardous Substances in electrical and electronic equipment (the “RoHS Directive”) restricts the use of certain hazardous substances, including cadmium, in specified products. Other jurisdictions are considering adopting similar legislation. Currently, photovoltaic solar modules in general are not subject to the WEEE or RoHS Directives; however, these directives allow for future amendments subjecting additional products to their requirements and the scope, applicability and the products included in the WEEE and RoHS directives are currently being considered and may change. If, in the future, our solar modules become subject to requirements such as these, we may be required to apply for an exemption. If we were unable to obtain an exemption, we would be required to redesign our solar modules in order to continue to offer them for sale within the European Union, which would be impractical. Failure to comply with these directives could result in the imposition of fines and penalties, the inability to sell our solar modules in the European Union, competitive disadvantages and loss of net sales, all of which could have a material adverse effect on our business, financial condition and results of operations.

We have limited insurance coverage and may incur losses resulting from product liability claims, business interruptions, or natural disasters.

We are exposed to risks associated with product liability claims in the event that the use of our solar modules results in personal injury or property damage. Our solar modules are electricity-producing devices, and it is possible that users could be injured or killed by our solar modules due to product malfunctions, defects, improper installation, or other causes. We commenced commercial shipment of our solar modules in 2002 and, due to our limited historical experience, we are unable to predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources and insurance to satisfy a judgment in the event of a successful claim against us. The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

The Estate of John T. Walton and its affiliates control us and their interests may conflict with or differ from your interests as a stockholder.

Our current majority stockholder, the Estate of John T. Walton and its affiliates, including JCL Holdings, LLC, beneficially owns a majority of our outstanding common stock. The Estate of John T. Walton and its affiliates have substantial influence over all matters requiring stockholder approval, including the election of our directors and the approval of significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets. In addition, our amended and restated certificate of incorporation and by-laws provide that unless and until the Estate of John T. Walton, JCL Holdings, LLC, John T. Walton’s surviving spouse, descendants, any entity (including a trust) that is for the benefit of John T. Walton’s surviving spouse or descendants, or any entity (including a trust) over which any of John T. Walton’s surviving spouse, descendants or siblings has voting or dispositive power (collectively, the “Estate”) collectively owns less than 40% of our common stock then outstanding, stockholders holding 40% or more of our common stock then outstanding may call a special meeting of the stockholders, at which our stockholders could replace our board of directors. In addition, unless and until the Estate collectively owns less than 40% of our common stock then outstanding, stockholder action may be taken by written consent. The interests of the Estate could conflict with or differ from your interests as a holder of our common stock. For example, the concentration of ownership held by the Estate could delay, defer or prevent a change of control of our company or impede a merger, takeover, or other business combination which you may view favorably.

We are a “controlled company” within the meaning of the NASD rules and, as a result, qualify for exemptions from certain corporate governance requirements.

The Estate of John T. Walton and its affiliates control a majority of our outstanding common stock. Under the NASD rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the following:

•	the requirement that a majority of the board of directors consist of independent directors;

•	the requirement that we have a nominating committee that is composed entirely of independent directors with a formal written charter or board resolution addressing the committee’s purpose and responsibilities, or, if a nominating committee is not formed, the independent directors nominate any director nominees;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a formal written charter or board resolution addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and compensation committees.

With the appointment of Mr. Sohn as President of the Company, he is no longer considered an independent director and accordingly we no longer have a majority of our board consisting of independent directors. Other than the current composition of the Board pending our search for additional independent directors, we do not presently intend to use these exemptions. However, we could decide to use one or more of these exceptions in the future. If we decide to use any of these exceptions, you would not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements.

If our stock price fluctuates, you could lose a significant part of your investment.

The market price of our stock may be influenced by many factors, some of which are beyond our control, including those described above and the following:

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•	the inability to meet the financial estimates of analysts who follow our common stock;

•	announcements by us or our competitors of significant contracts, productions, acquisitions, or capital commitments;

•	variations in quarterly operating results;

•	general economic conditions;

•	terrorist acts;

•	future sales of our common stock; and

•	investor perception of us and the renewable energy industry.

As a result of these factors, investors in our common stock may not be able to resell their shares at or above the price they paid for the common stock. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

Shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We are incurring and will continue to incur costs as a result of being a public company that we did not incur when we were a private company.

As a newly public company, we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur when we were a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and The Nasdaq Global Market, have required changes in corporate governance practices of public companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We identified several significant deficiencies in our internal controls that were deemed to be material weaknesses. If we are unable to successfully address the material weaknesses in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected.

In connection with the audit of our financial statements for the years ended December 25, 2004 and December 31, 2005, we identified several significant deficiencies in our internal controls that were deemed to be “material weaknesses” in our internal controls, as defined in standards established by The Public Company Accounting Oversight Board (“PCAOB”). See Item 9A: — “Controls and Procedures” in this Annual Report on Form 10-K.

A material weakness is defined by the PCAOB as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2005, we did not maintain effective controls over the preparation, review and presentation and disclosure of our consolidated financial statements due to a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants. This failure caused several significant deficiencies, four of which had a large enough impact on our operating results to individually constitute material weaknesses. These material weaknesses were: (i) we did not maintain effective controls to ensure that the appropriate labor and overhead expenses were included in the cost of our inventory and that intercompany profits in inventory were completely and accurately eliminated as part of the consolidation process; (ii) we did not maintain effective controls to ensure the complete and accurate capitalization of interest in connection with our property, plant and equipment additions; (iii) we did not maintain effective controls to properly accrue for warranty obligations; and (iv) we did not maintain effective controls to properly record the formation of First Solar US Manufacturing, LLC in 1999 and the subsequent liquidation of minority membership units in 2003.

These control deficiencies resulted in the restatement of our consolidated financial statements for 2004 and audit adjustments to our 2005 consolidated financial statements and to the consolidated financial statements of each interim period in 2005. These control deficiencies could result in more than a remote likelihood that a material misstatement to our annual or interim financial statements would not be prevented or detected. Accordingly, we have concluded that each of these control deficiencies constitutes a material weakness.

We are in the process of adopting and implementing several measures to improve our internal controls. If the remedial procedures we have adopted and implemented are insufficient to address our material weakness and significant deficiencies, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected.

We cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our future reporting obligations, or cause our financial statements to contain material misstatements. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002 and which will become applicable to us beginning with the required filing of our Annual Report on Form 10-K for fiscal 2007 in the first quarter of 2008. Internal control deficiencies could also result in a restatement of our financial statements in the future or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm that both addresses management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We also expect the new regulations to increase our legal and financial compliance cost, make it more difficult to attract and retain qualified officers and members of our board of directors (particularly to serve on our audit committee) and make some activities more difficult, time consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If either we are unable to conclude that we have effective internal control over financial reporting or our independent auditors are unable to provide us with an unqualified report as required by Section 404, then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. See Item 1A: Risk Factors — “We identified several significant deficiencies in our internal controls that were deemed to be material weaknesses. If we are unable to successfully address the material weaknesses in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected.”

Item 1B:  Unresolved Staff Comments

None.

Item 2:  Properties

The following is information concerning our principal properties as of December 30, 2006:

		Square
Location	Principal Use	Footage	Ownership

Phoenix, Arizona	Corporate headquarters	10,342	Leased
Perrysburg, Ohio	Manufacturing, product design, engineering, research and development, distribution	383,917	Owned
Perrysburg, Ohio	Warehouse	10,000	Leased
Frankfurt (Oder), Germany	Manufacturing	957,665	Owned
Mainz, Germany	Sales and customer support	8,214	Leased
Berlin, Germany	Government relations	1,213	Leased

On January 24, 2007, we entered into a land lease agreement on a 17.8 hectare lot in Kulim, Malaysia. We plan to construct a new 100MW solar module manufacturing plant on the leased land.

Item 3:  Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, results of operations, cash flows, or financial condition.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been listed on The Nasdaq Global Market under the symbol “FSLR” since November 17, 2006. Prior to this time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices per share as reported on The Nasdaq Global Market for the periods indicated.

Fiscal 2006	High	Low

First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$30.00	$23.50

The closing sales price of our common stock on The Nasdaq Global Market was $52.06 per share on March 9, 2007. As of March 9, 2007, there were approximately 10 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee names.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently expect to retain all available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Use of Proceeds from Initial Public Offering

On November 16, 2006, our registration statements on Form S-1 covering the offering of 22,942,500 shares of our common stock, commission file numbers 333-135574 and 333-138779, were declared effective. 6,750,000 of these shares were registered on behalf of certain of our stockholders. The offering closed on November 22, 2006. As of the date of filing this Annual Report on Form 10-K, the offering has terminated and all of the securities registered pursuant to the offering have been sold.

Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. were the managing underwriters for the offering. The total price to the public for the 16,192,500 shares that we offered and sold was $323.9 million and our net proceeds were $302.7 million after deducting underwriting discounts and commissions of $16.6 million and other expenses of $4.6 million. From November 23, 2006 through December 30, 2006, we used $3.8 million of the net proceeds for capital expenditures, primarily for manufacturing equipment at our Ohio plant. In November 2006, we also repaid a loan in the amount of $26.0 million to the Estate of John. T. Walton, a related party. We intend to primarily fund the construction of our Malaysia plant with the proceeds of our initial public offering. The total price to the public for the 6,750,000 shares offered by the selling shareholders was $135.0 million.

Equity Compensation Plans

The following table sets forth certain information, as of December 30, 2006, concerning securities authorized for issuance under all equity compensation plans of our company:

Number of Securities
	Number of Securities		Remaining Available
	to be Issued	Weighted-Average	for Future Issuance
	Upon Exercise of	Price of	Under Equity Compensation
	Outstanding Options	Outstanding Options	Plans (Excluding Securities
Plan Category	and Rights(a)	and Rights(b)	Reflected in Column(a))(c)

Equity Compensation plans approved by our stockholders(1)	6,529,476	$7.18	6,089,084
Equity compensation plans not approved by our stockholders	—	—	—
Total:	6,529,476	$7.18	6,089,084

(1)	Includes our 2003 Unit Option Plan and 2006 Omnibus Incentive Compensation Plan.

Stock Price Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on November 17, 2006, the date our common stock began to trade on the Nasdaq Global Market, through December 30, 2006, for (1) our common stock, (2) the S&P 500 Index and (3) the Russell 2000 Index. All values assume reinvestment of the full amount of all dividends. No cash dividends have been declared on shares of our common stock. This performance graph is not “soliciting material”, is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the graph represents past performance and should not be considered an indication of future price performance.

	11/17/06	11/06	12/06
First Solar, Inc.	100.00	114.39	120.61
S & P 500	100.00	101.90	103.33
Russell 2000	100.00	102.63	102.97
NASDAQ Clean Edge U.S.	100.00	102.03	99.15

Recent Sales of Unregistered Securities

During 2006, we sold unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters or any public offerings and we believe that each of these transactions was exempt from registration requirements. The recipients of the securities in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions.

In February 2006, we issued an aggregate total of 6,613,635 shares of its common stock to JWMA Holdings, LLC, an accredited investor, at a price of $4.54 per share. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2).

Upon our change in corporate organization on February 22, 2006, we issued an aggregate of 51,827,318 shares of common stock to holders of our membership units, each of which was an accredited investor, in exchange for the contribution to us of all such membership units. In each case, these transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2).

On February 22, 2006, we issued $74.0 million aggregate principal amount of convertible senior subordinated notes due February 22, 2011 to Goldman, Sachs &Co. On May 10, 2006, Goldman, Sachs & Co. converted all of the convertible senior subordinated notes into 4,261,457 shares of common stock and is now a stockholder. These transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2).

Purchases of Equity Securities by the Issuer and Affiliate Purchases

None.

Item 6:  Selected Consolidated Financial Data

The following table sets forth our selected consolidated financial data for the periods and at the dates indicated. First Solar US Manufacturing, LLC cancelled substantially all of its minority membership units in January 2003, leaving it as a single-member limited liability company. In the table, “Predecessor” refers to First Solar before cancellation of the minority interests and “Successor” refers to First Solar after cancellation of the minority interests.

The selected consolidated financial information for the fiscal years ended December 25, 2004, December 31, 2005 and December 30, 2006 and as of December 31, 2005 and December 30, 2006 have been derived from the audited consolidated financial statements of the Successor included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the fiscal year ended December 27, 2003 and as of December 27, 2003 and December 25, 2004 have been derived from the audited consolidated financial statements of the Successor not included in this Annual Report on Form 10-K. The selected consolidated financial data for the year ended and as of December 28, 2002 have been derived from the unaudited consolidated financial statements of the Predecessor not included in this Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of our financial position and operating results.

The information presented below should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes.

	Predecessor(1)	Successor(1)
	Years Ended	Years Ended
	Dec 28,	Dec 27,	Dec 25,	Dec 31,	Dec 30,
	2002	2003	2004	2005	2006
	(Dollars in thousands, except per unit/share amounts)
Statement of Operations:
Net sales	$490	$3,210	$13,522	$48,063	$134,974
Cost of sales	7,007	11,495	18,851	31,483	80,730

Gross profit (loss)	(6,517)	(8,285)	(5,329)	16,580	54,244

Research and development	6,029	3,841	1,240	2,372	6,361
Selling, general and administrative	9,588	11,981	9,312	15,825	33,348
Production start-up	—	—	900	3,173	11,725

Operating income (loss)	(22,134)	(24,107)	(16,781)	(4,790)	2,810
Foreign currency gain (loss)	—	—	116	(1,715)	5,544
Interest expense	(4,158)	(3,974)	(100)	(418)	(1,023)
Other income (expense), net	68	38	(6)	372	1,849
Income tax expense	—	—	—	—	5,206

Income (loss) before cumulative effect of change in accounting principle	(26,224)	(28,043)	(16,771)	(6,551)	3,974
Cumulative effect of change in accounting for share-based compensation	—	—	—	89	—

Net income (loss)	$(26,224)	$(28,043)	$(16,771)	$(6,462)	$3,974

Net income (loss) per unit/share data:
Basic net income (loss) per unit/share:
Net income (loss) per unit/share		$(0.78)	$(0.39)	$(0.13)	$0.07

Weighted average units/shares		36,028	43,198	48,846	56,310

Diluted net income (loss) per unit/share:
Net income (loss) per unit/share		$(0.78)	$(0.39)	$(0.13)	$0.07

Weighted average units/shares		36,028	43,198	48,846	58,255

	Predecessor(1)	Successor(1)
	Years Ended	Years Ended
	Dec 28,	Dec 27,	Dec 25,	Dec 31,	Dec 30,
	2002	2003	2004	2005	2006
	(Dollars in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$(22,128)	$(22,228)	$(15,185)	$5,040	$(576)
Net cash used in investing activities	(3,833)	(15,224)	(7,790)	(43,832)	(159,994)
Net cash provided by financing activities	26,450	39,129	22,900	51,633	451,550

	Predecessor(1)	Successor(1)
	Dec 28,	Dec 27,	Dec 25,	Dec 31,	Dec 30,
	2002	2003	2004	2005	2006
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,050	$3,727	$3,465	$16,721	$308,092
Accounts receivables, net	201	1,907	4,393	1,098	27,966
Inventories	2,058	1,562	3,686	6,917	16,510
Property, plant and equipment, net	9,842	23,699	29,277	73,778	178,868
Total assets	14,377	31,575	41,765	101,884	578,510
Total liabilities	58,005	11,019	19,124	63,490	116,844
Accrued recycling	—	—	—	917	3,724
Current debt	—	—	—	20,142	19,650
Long-term debt	50,000	8,700	13,700	28,581	61,047
Total stockholders’ equity (deficit)	(43,628)	20,556	22,641	13,129	411,440

(1)	In January 2003, First Solar US Manufacturing, LLC cancelled substantially all of its minority membership units, leaving it as a single-member limited liability company. The cancellation of substantially all of First Solar US Manufacturing, LLC’s minority membership units in January 2003 did not affect the results of operations, financial condition and cash flows of the Successor. As a result, we believe that the Predecessor and Successor financial statements are comparable.

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions as described under the “Note Regarding Forward-Looking Statements” that appears earlier in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Item 1A: Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We design and manufacture solar modules using a proprietary thin film semiconductor technology that has allowed us to reduce our average solar module manufacturing costs to among the lowest in the world. Each solar module uses a thin layer of cadmium telluride semiconductor material to convert sunlight into electricity. We manufacture our solar modules on a high-throughput production line and we perform all manufacturing steps ourselves in an automated, continuous process. In 2006, we sold almost all of our solar modules to solar project developers and system integrators headquartered in Germany.

Currently, we manufacture our solar modules and conduct our research and development activities at our Perrysburg, Ohio manufacturing facility. We completed the qualification of our base plant in Perrysburg for high volume production in November 2004. During 2005, the first full year our base plant operated at high volume production, we reduced our average manufacturing cost per watt to $1.59, from $2.94 in 2004. Our average manufacturing cost per watt decreased further to $1.40 in 2006. We define average manufacturing cost per watt as the total manufacturing cost incurred during the period, including stock-based compensation expense relating to our adoption of SFAS 123(R), divided by the total watts produced during the period. By continuing to expand globally production and improve our technology and manufacturing process, we believe that we can further reduce our manufacturing costs per watt. Our objective is to become, by 2010, the first solar module manufacturer to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in the United States, Europe and Asia. To approach the price of retail electricity in such markets, we believe that we will need to reduce our manufacturing costs per watt by an additional 40-50%, assuming prices for traditional energy sources remain flat on an inflation adjusted basis.

First Solar was founded in 1999 to bring an advanced thin film semiconductor process into commercial production through the acquisition of predecessor technologies and the initiation of a research, development and production program that allowed us to improve upon the predecessor technologies and launch commercial operations in January 2002. From January 2002 to the end of 2005, we sold approximately 28MW of solar modules. During 2006, we sold approximately 56MW of solar modules.

We converted, on February 22, 2006, from a Delaware limited liability company to a Delaware corporation. Prior that date, we operated as a Delaware limited liability company.

Our fiscal year ends on the Saturday on or before December 31. All references to fiscal year 2006 relate to the 52 weeks ended December 30, 2006, all references to fiscal year 2005 relate to the 53 weeks ended December 31, 2005 and all references to fiscal year 2004 relate to the 52 weeks ended December 25, 2004. We use a 13 week fiscal quarter.

Manufacturing Capacity

We commenced low volume commercial production of solar modules with our pilot production line in Perrysburg, Ohio in January 2002. During 2003 and 2004, while continuing to sell solar modules manufactured on our pilot line, we designed the base plant, a replicable, high-throughput production line. We ultimately merged most of the equipment from the pilot line into the base plant, completing the qualification of the base plant for full volume production in November 2004. The base plant has an expected annual capacity of 25MW. In February 2005, we commenced construction of two additional 25MW production lines at our Perrysburg, Ohio facility, which we refer to as our Ohio expansion. We completed the qualification of the Ohio expansion for full volume production in August 2006. During the construction of the Ohio expansion, we improved certain aspects of the base plant, including the building design and layout and the design and manufacture of certain production equipment. Our two-line Ohio expansion represents a “standard building block” for building future production facilities or expansions of our existing production facilities.

In February 2006, we commenced construction of our German plant, a new manufacturing facility located in Frankfurt (Oder), in the State of Brandenburg, Germany that will house four 25MW production lines for a total of 100 MW name plate capacity. We anticipate completing the qualification of the German plant for full volume production during the second half of 2007. On January 24, 2007, we entered into a lease for a site in the Kulim Hi-Tech Park in Kadah State, Malaysia where we plan to start construction of a four line 100MW plant in the second quarter of 2007.

The following table summarizes our current and in-process production capacity:

		Annual Production Capacity of		Date Qualification
	Number of	Manufacturing Facility(1)		Completed for
	Production	Number of Solar		Full Volume
Manufacturing Facility	Lines	Modules	Watts	Production

Base plant	1	400,000	25MW	November 2004
Ohio expansion	2	800,000	50MW	August 2006
German plant	4	1,600,000	100MW	Second half of 2007	(2)
Malaysia plant	4	1,600,000	100MW	Second half of 2008	(2)

Total Current and Planned	11	4,400,000	275MW

(1)	The annual capacity of our manufacturing facilities is based on an annual run rate of 400,000 solar modules per production line and a power rating of approximately 62 watts per solar module.

(2)	Anticipated.

Each production line currently has an annual production capacity of 400,000 solar modules, representing 25MW. We anticipate that we will be able to increase both the run rate and MW volume of our existing production lines through our continuous improvement program. For example, we increased the average conversion efficiency of our solar modules from approximately 7% in 2003 to approximately 9% at the end of 2006, thereby increasing the number of sellable watts per solar module from approximately 49 watts to approximately 64 Watts.

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

Net Sales

We generate substantially all of our net sales from the sale of solar modules. Over the past three years, the main constraint limiting our sales has been production capacity as customer demand has exceeded the number of solar modules we could produce. We price and sell our solar modules per watt of power. For example, our average sales price was $2.39 per watt during the 2006. As a result, our net sales can fluctuate based on our output of sellable watts. We currently sell almost all of our solar modules to solar project developers and system integrators headquartered in Germany, which then resell our solar modules to end-users who receive government subsidies. Our net sales could be negatively impacted if legislation reduces the current subsidy programs in Europe, the United States, or Asia or if interest rates increase, which could impact our end-users’ ability to either meet their target return on investment or finance their projects.

In April 2006, we entered into contracts for the purchase and sale of our solar modules with six European project developers and system integrators. We refer to these as our “Long Term Sales Contracts”. These contracts account for a significant portion of our planned production over the period from 2006 through 2012 and therefore will significantly affect our overall financial performance. The initial terms of the Long Term Sales Contracts allowed us to deliver 795MW of solar modules from 2006 through 2011, which would generate €1.2 billion ($1.6 billion at an assumed exchange rate of $1.30/€1.00) of sales over that period based on the contractual pricing.

In December 2006, we exercised our option under each of the Long Term Sales Contracts to increase the sales volumes that we can deliver, starting in 2008 and to extend each contract through 2012. We also amended the Long Term Sales Contracts with four of our customers in January 2007 to further increase the sales volumes that we can deliver over the duration of each contract. As a result of the option exercises and amendments as of January 9, 2007 our long term supply contracts allowed for approximately €2.3 billion ($3.0 billion at an assumed exchange rate of $1.30/€1.00) in sales from 2006 to 2012 for the manufacture and sale of a total of 1,554MW of solar modules, of which 50MW was sold in 2006.

Our Long Term Supply Contracts require us to deliver solar modules each year that, in total, meet or exceed a specified minimum average number of watts per module for the year. We are required to increase the minimum average number of watts per module by approximately 5% annually between 2007 and 2009, and then by an additional 3% for modules delivered in 2012. If we are unable to meet the minimum average annual number of watts per module in a given year, we will be in breach of the agreements, entitling our customers to certain remedies, potentially including the right to terminate their Long Term Supply Contracts. In addition, our Long Term Supply Contracts specify a sales price per watt that declines by approximately 6.5% each year through the expiration date of the contract in 2012. Because these sales prices under our Long Term Sales Contracts are fixed and have the built-in decline each year, we cannot pass along any increases in manufacturing costs to our customers. Although we believe that our total manufacturing costs per watt will decline at the same rate or more rapidly than our prices under the Long Term Sales Contracts, our failure to achieve our manufacturing cost per watt targets could result in a reduction of our gross margin. The annual 6.5% decline in the sales price under the Long Term Sales Contracts will reduce our net sales by approximately 5-6% each year, assuming that rated power of our solar modules remains flat and will impact our cash flow accordingly. As a result, our gross profit and gross margin could decline if we are unable to reduce our manufacturing cost per watt by at least the same rate as the contractual prices decrease. Furthermore, the sales prices under the Long Term Sales Contracts are denominated in Euros, exposing us to risks from currency exchange rate fluctuations.

Under the Long Term Sales Contracts, starting in April 2006, we transfer title and risk of loss to the customer and recognize revenue upon shipment. Under our customer contracts in effect prior to April 1, 2006, we did not transfer title or risk of loss, or recognize revenue, until the solar modules were received by our customers. Our customers do not have extended payment terms or rights of return under these contracts.

We retain the right to terminate the Long Term Sales Contracts upon 12 months notice and the payment of a termination fee if we determine that any of the following material adverse changes have occurred: new laws, rules or regulations with respect to our production, distribution, installation, or reclamation and recycling program have a substantial adverse impact on our business; unanticipated technical or operational issues result in our experiencing widespread, persistent quality problems or the inability to achieve stable conversion efficiencies at planned levels; or extraordinary events beyond our control substantially increase the cost of our labor, materials, or utility expenses or significantly reduce our throughput. The average termination fee under those agreements was €2.8 million ($3.6 million at an assumed exchange rate of $1.30/€1.00) under the initial contracts and is now €3.8 million ($4.9 million at an assumed exchange rate of $1.30/€1.00) following our exercise of the option to increase our volume commitments.

Our customers are entitled to certain remedies in the event of missed deliveries of kilowatt volume. These delivery commitments are established through rolling four quarter forecasts to be negotiated with each of the customers and define the specific quantities to be purchased on a quarterly basis and the schedules of the individual shipments to be made to the customers. In the case of a late delivery, our customers are entitled to a maximum charge of up to 6% of the delinquent revenue. If we do not meet our annual minimum volume shipments or the minimum average watt per module, our customers also have the right to terminate these contracts on a prospective basis.

We estimate that the total sales volume under our Long Term Sales Contracts will account for approximately two-thirds of our planned production volumes from our base plant in Ohio, Ohio expansion plant and German plant and also some of our planned production from our Malaysian plant. We spent $70.1 million in capital expenditures for the Ohio expansion. We are committing $150.0 million for the build-out of our German plant through 2007 and anticipate that the build-out of our Malaysian plant will require approximately $150.0 million through 2008.

The information about our Long Term Supply Contracts in the preceding paragraphs is intended to summarize the financial terms of the Long Term Supply Contracts and is not intended to provide guidance about our future operating results, including revenues or profitability.

No single customer accounted for more than 20% of our net sales in 2006.

Cost of sales

Our cost of sales includes the cost of raw materials, such as tempered back glass, TCO coated front glass, cadmium telluride, EVA laminate, connector assemblies and laminate edge seal. Our total material cost per solar module has been stable over the past three years, even though the cost of tellurium, a component of cadmium telluride, increased by approximately three times from 2003 to 2006. The increase in the cost of tellurium did not have a significant impact on our total raw material cost per solar module because raw tellurium represents a relatively small portion of our overall material and manufacturing costs. Historically, we have not entered into long term supply contracts with fixed prices for our raw materials. In 2006, however, we entered into a multi-year tellurium supply contract in order to mitigate potential cost volatility and secure raw material supplies. We expect our raw material cost per watt to decrease over the next several years as costs per solar module remain stable and sellable watts per solar module increase.

Other items contributing to our cost of sales are direct labor and manufacturing overhead such as engineering expense, equipment maintenance, environmental health and safety, quality and production control and procurement. Cost of sales also includes depreciation of manufacturing plant and equipment and facility related expenses. In addition, we accrue warranty and end of life reclamation and recycling expenses to our cost of sales.

We implemented a program in 2005 to reclaim and recycle our solar modules after their use. Under our reclamation and recycling program, we enter into an agreement with the end-users of the photovoltaic systems that use our solar modules. In the agreement, we commit, at our expense, to remove the solar modules from the installation site at the end of their use and transport them to a processing center where the solar module materials and components will be recycled and the owner agrees not to dispose of the solar modules except through our program or another program that we approve. The photovoltaic system owner is responsible for disassembling the solar modules and packaging them in containers that we provide. At the time we sell a solar module, we record an expense in cost of sales equal to the present value of the estimated future end of life obligation. We record the accretion expense on this future obligation to selling, general and administrative expense.

Overall, we expect our cost of sales per watt to decrease over the next several years due to an increase of sellable watts per solar module, an increase in unit output per line, geographic diversification and more efficient absorption of fixed costs driven by economies of scale.

Gross profits are affected by a number of factors, including our average selling prices, foreign exchange rates, our actual manufacturing costs and the effective utilization of our production facilities. For example, our long term customer contracts specify a sales price per watt that declines 6.5% each year. Another factor impacting gross profits is the ramp of production due to a lesser absorption of fixed cost until full production volumes are reached. As a result, gross profits may vary from quarter to quarter and year to year.

Research and development

Research and development expense consists primarily of salaries and personnel-related costs and the cost of products, materials and outside services used in our process and product research and development activities. In 2006, we began adding equipment for further process developments and recording the depreciation of such equipment as research and development expense. We may also allocate a portion of the annual operating cost of the Ohio expansion to research and development expense.

We maintain a number of programs and activities to improve our technology in order to enhance the performance of our solar modules and manufacturing processes. As of December 30, 2006, we had a total of 34 employees working on these research and development activities. In addition, we maintain active collaborations with the National Renewable Energy Laboratory (a division of the Department of Energy), Brookhaven National Laboratory and several universities. We report our research and development expense net of grant funding. During the past three years, we received grant funding that we applied towards our research and development programs. We received $1.0 million in research and development grants during 2004 and $0.9 million each during 2005 and 2006. We expect our research and development expense to increase in absolute terms in the future as we increase personnel and research and development activity. Over time, we expect research and development expense to decline as a percentage of net sales and on a cost per watt basis as a result of economies of scale.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expense and other selling expenses. We expect these expenses to increase in the near term, both in absolute dollars and as a percentage of net sales, in order to support the growth of our business as we expand our sales and marketing efforts, improve our information processes and systems and implement the financial reporting, compliance and other infrastructure required for a public company. Over time, we expect selling, general and administrative expense to decline as a percentage of net sales and on a cost per watt basis as our net sales and our total watts sold increase.

Production start-up

Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. We incurred production start-up expenses of $3.2 million in fiscal year 2005 and $11.7 million during fiscal year 2006 in connection with the qualification of the Ohio expansion and the planning and preparation for operation of the German plant. We also expect to incur significant production start-up expenses in fiscal year 2007 in connection with the German plant and the Malaysian plant. In general, we expect production start-up expenses per production line to be higher when we build an entire new manufacturing facility compared to the addition of a new production line at an existing manufacturing facility, primarily due to the additional infrastructure investment required. Over time, we expect production start-up expenses to decline as a percentage of net sales and on a cost per watt basis as a result of economies of scale.

Interest expense

Interest expense is associated with various debt financings. See — “Debt and Credit Sources”.

Foreign currency gain (loss)

Foreign currency gain (loss) consists of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our functional currency, the U.S. dollar.

Other income (expense)

Other income (expense), net consists primarily of interest earned on our cash and cash equivalents and short-term investments.

Income Taxes

First Solar, Inc., a Delaware corporation, was incorporated on February 22, 2006. As a Delaware corporation, we are subject to federal and state income taxes. Prior to February 22, 2006, we operated as a Delaware limited liability company and were not subject to state or federal income taxes. As a result, the annual historical financial data included in this Annual Report on Form 10-K does not reflect what our financial position and results of operations would have been, had we been a taxable corporation for a full fiscal year.

On December 30, 2006, we had non-U.S. net operating loss carry-forwards of $6.4 million, which have an unlimited expiration period, compared to $3.4 million on December 31, 2005. Our ability to use these net operating loss carry-forwards is dependent on our ability to generate taxable income in future periods and subject to certain international tax laws.

Certain of our non-U.S. subsidiaries are subject to income taxes in their foreign jurisdictions. We expect the tax consequences of our non-U.S. subsidiaries will become significant as we expand our non-U.S. production capacity.

We recognize deferred tax assets and liabilities for differences between financial statement and income tax bases of assets and liabilities. We provide valuation allowances against deferred tax assets when we cannot conclude that it is more likely than not that some portion or all of the deferred tax assets will be realized. As of December 30, 2006, we had net deferred tax assets of $54.9 million, consisting primarily of tax-basis goodwill, property, plant and equipment, economic development funding and share-based compensation. As of December 31, 2005, we had a deferred tax asset of $1.9 million consisting primarily of non-U.S. net operating loss carry-forwards. We have recorded a full valuation allowance against our net deferred tax assets because we determined that it is more likely than not that our net deferred tax assets will not be realized.

Critical Accounting Policies and Estimates

In preparing our financial statements in conformity with generally accepted accounting principles in the United States (GAAP), we make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent liabilities in our financial statements and the related notes thereto. Some of our accounting policies require the application of significant judgment by management in the selection of appropriate assumptions for determining these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. As a result, we cannot assure you that actual results will not differ significantly from estimated results. We base our judgments and estimates on our historical experience, on our forecasts and on other available information, as appropriate. Our significant accounting policies are further described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our critical accounting policies and estimates, which require the most significant management estimates and judgment in determining amounts reported in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K are as follows:

Revenue recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility of the resulting receivable is reasonably assured. In accordance with this policy, we record a trade receivable for the selling price of our product and reduce inventory for the cost of goods sold when delivery occurs in accordance with the terms of the respective sales contracts. Our only significant revenue generating activity is the sale of our single type of solar module. We are able to determine that the criteria for revenue recognition have been met by examining objective data and the only estimates that we generally have to make regarding revenue recognition pertain to the collectibility of the resulting receivable. We have not experienced significant variability in our collections because we have historically sold our solar modules primarily to six well-established customers.

End of life reclamation and recycling.  At the time of sale, we recognize an expense for the estimated fair value of our future obligation for reclaiming and recycling the solar modules that we have sold once they have reached the end of their useful lives. We base our estimate of the fair value of our reclamation and recycling obligations on the present value of the expected future cost of reclaiming and recycling the solar modules, which includes the cost of packaging the solar module for transport, the cost of freight from the solar module’s installation site to a recycling center and the material, labor and capital costs of the recycling process and an estimated third-party profit margin and return on risk rate for such services. We based this estimate on our experience reclaiming and recycling our solar modules and on our expectations about future developments in recycling technologies and processes and about economic conditions at the time the solar modules will be reclaimed and recycled. In the periods between the time of our sales and our settlement of the reclamation and recycling obligations, we accrete the carrying amount of the associated liability by applying the discount rate used in its initial measurement. We charged $0.9 million and $2.5 million to cost of sales for the fair value of our reclamation and recycling obligation for solar modules sold during the years ended December 31, 2005 and December 30, 2006, respectively. During both the years ended December 31, 2005 and December 30, 2006, the accretion expense on our reclamation and recycling obligations was insignificant. An increase of 10% or a decrease of 10% in our estimate of the future cost of reclaiming and recycling each solar module would result in a 10% increase or decrease, respectively, in our annual reclamation and recycling cost accrual; a 10% increase in the rate we use to discount the future estimated cost would result in a 9% decrease in our estimated costs; and a 10% decrease in the rate would result in a 10% increase in the cost.

Product warranties.  We provide a limited warranty to the original purchasers of our solar modules for five years following delivery for defects in materials and workmanship under normal use and service conditions. We also warrant to the original purchasers of our solar modules that solar modules installed in accordance with agreed-upon specifications will produce at least 90% of their initial power output rating during the first 10 years following their installation and at least 80% of their initial power output rating during the following 15 years. Our warranties may be transferred from the original purchaser of our solar modules to a subsequent purchaser. We accrue warranty costs when we recognize sales, using amounts estimated based on our historical experience with warranty claims, our monitoring of field installation sites and in-house testing. During the year ended December 31, 2005, we reduced our estimate of our product warranty liability by $1.0 million because lower manufacturing costs reduced our estimate of the cost required to replace our solar modules under warranty. During the year ended December 30, 2006, no further significant adjustment to this estimate was required.

Stock-based compensation.  In December 2004, the FASB issued SFAS 123(R), which requires companies to recognize compensation expense for all stock-based payments to employees, including grants of employee stock options, in their statements of operations based on the fair value of the awards and we adopted SFAS 123(R) during the first quarter of the year ended December 31, 2005 using the “modified retrospective” method of transition. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. (SAB) 107, which provides guidance regarding the implementation of SFAS 123(R). In particular, SAB 107 provides guidance regarding calculating assumptions used in stock-based compensation valuation models, the classification of stock-based compensation expense, the capitalization of stock-based compensation costs and disclosures in management’s discussion and analysis in filings with the SEC.

Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the date of grant using the valuation model requires judgment. We use the Black-Scholes-Merton valuation formula to estimate the fair value of employee stock options, which is consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes-Merton formula, require the use of input assumptions, including expected volatility, expected term, expected dividend rate and expected risk-free rate of return. Because our stock has only recently become publicly traded, we do not have a meaningful observable share-price volatility; therefore, we estimate our expected volatility based on that of similar publicly-traded companies and expect to continue to do so until such time as we might have adequate historical data from our own traded share price. We estimated our options’ expected terms using our best estimate of the period of time from the grant date that we expect the options to remain outstanding. If we determine another method to estimate expected volatility or expected term is more reasonable than our current methods, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for future stock-based awards could change significantly from those used for past awards, even if the critical terms of the awards are similar. Higher volatility and expected terms result in an increase to stock-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return are not as significant to the calculation of fair value.

In addition, SFAS No. 123(R) requires us to develop an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements during the quarter of the change. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. These adjustments affect our cost of sales, research and development expenses and selling, general and administrative expenses. During the year ended December 30, 2006, the adjustments to our forfeiture rate estimates reduced our share-based compensation expense by $0.6 million; adjustments to our forfeiture rate estimates did not have a significant impact on our financial statements for any prior year. The expense we recognize in future periods could differ significantly from the current period and/or our forecasts due to adjustments in the estimated forfeiture rates.

Valuation of Long-Lived Assets.  Our long-lived assets include manufacturing equipment and facilities. Our business requires significant investment in manufacturing facilities that are technologically advanced but that may become obsolete through changes in our industry or the fluctuations in demand for our solar modules. We account for our long-lived tangible assets and definite-lived intangible assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we assess long-lived assets classified as “held and used” (including our property, plant and equipment) for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of the long- lived assets may not be recoverable. These events would include significant current period operating or cash flow losses combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. We evaluated our long-lived assets for impairment during 2006 and did not note any triggering events that the carrying values of these assets are not recoverable.

Accounting for Income Taxes.  We account for income taxes using the asset and liability method, in accordance with SFAS 109, Accounting for Income Taxes. We operate in multiple taxing jurisdictions under several legal forms. As a result, we are subject to the jurisdiction of a number of U.S. and non-U.S. tax authorities and to tax agreements and treaties among these governments. Our operations in these different jurisdictions are taxed on various bases, including income before taxes calculated in accordance with jurisdictional regulations. Determining our taxable income in any jurisdiction requires the interpretation of the relevant tax laws and regulations and the use of estimates and assumptions about significant future events, including the following: the amount, timing and character of deductions; permissible revenue recognition methods under the tax law; and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, currency exchange restrictions, or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income tax assets, liabilities, expenses and benefits that we record during any given period.

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated as a percentage of net sales for the years ended December 25, 2004, December 31, 2005 and December 30, 2006:

	2004	2005	2006

Net sales	100%	100%	100%
Cost of sales	139.4%	65.5%	59.8%
Gross profit (loss)	(39.4)%	34.5%	40.2%
Research and development	9.2%	5.0%	4.7%
Selling, general and administrative	68.9%	32.9%	24.7%
Production start-up expense	6.6%	6.6%	8.7%
Operating income (loss)	(124.1)%	(10.0)%	2.1%
Foreign currency gain (loss)	0.9%	(3.6)%	4.1%
Interest expense	(0.8)%	(0.9)%	(0.8)%
Other income (expense)	(0.0)%	0.9%	1.4%
Income tax expense	—	—	3.9%
Cumulative effect of change in accounting for share-based compensation	—	0.2%	—
Net income (loss)	(124.0)%	(13.4)%	2.9%

Fiscal Years Ended December 30, 2006 and December 31, 2005

Net sales

			Year Over
	2005	2006	Year Change
	(Dollars in thousands)

Net sales	$48,063	$134,974	$86,911	181%

The increase in our net sales was due primarily to a 184% increase in the MW volume of solar modules sold in 2006 compared to 2005. We were able to increase the MW volume of solar modules sold primarily as a result of higher throughput, our conversion from a five day to a seven day production week and the full production ramp of our Ohio expansion. In addition, we increased the average number of sellable watts per solar module from approximately 59 watts in 2005 to approximately 63 watts in 2006. The increase in net sales was partially offset by a decrease in the average selling price per watt from $2.43 in 2005 to $2.39 in 2006. Our average selling price was positively impacted by $0.05 due to a favorable foreign exchange rate between the U.S. dollar and euro. Strong demand from other customers allowed us to reduce our dependence on our largest customer from 45% of net sales in 2005 to 19% of net sales in 2006. In both periods, almost all of our net sales resulted from sales of solar modules to customers headquartered in Germany.

Cost of sales

			Year Over
	2005	2006	Year Change
	(Dollars in thousands)

Cost of sales	$31,483	$80,730	$49,247	156%
% of net sales	65.5%	59.8%

Direct material expense increased $21.6 million, warranty and end of life costs relating to the reclamation and recycling of our solar modules increased $3.7 million, direct labor expense increased $3.9 million and sales freight and other costs increased $1.2 million, in each case, primarily as a result of higher production volumes during 2006 compared to 2005. In addition, manufacturing overhead costs increased by $18.9 million, which was primarily comprised of an increase in salaries and personnel related expenses of $8.7 million, including $3.3 million stock-based compensation expense, resulting from the conversion from a five day to a seven day production week and the overall infrastructure build-out of our Ohio expansion, an increase in facility related expenses of $4.3 million and an increase in depreciation expense of $5.9 million, primarily as a result of additional equipment becoming operational at our Ohio expansion.

Gross profit

			Year Over
	2005	2006	Year Change
	(Dollars in thousands)

Gross profit	$16,580	$54,244	$37,664	227%
gross margin %	34.5%	40.2%

Gross profit increased by $37.7 million, or 227%, from $16.6 million in 2005 to $54.2 million in 2006, reflecting an increase in net sales. As a percentage of sales, gross margin increased 570 basis points from 34.5% in 2005 to 40.2% in 2006, representing increased leverage of our fixed cost infrastructure and scalability associated with our Ohio expansion, which drove a 184% increase in the number of MW sold.

Research and development

			Year Over
	2005	2006	Year Change
	(Dollars in thousands)

Research and development	$2,372	$6,361	$3,989	168%
% of net sales	5.0%	4.7%

The increase in research and development expense was primarily the result of a $3.2 million increase in personnel related expense, which included stock-based compensation expense of $2.3 million in 2006 compared to $0.6 million for the same period in 2005, due to increased headcount and additional option awards. Consulting and other expenses also increased by $0.7 million and grant revenue declined by $0.1 million in 2006 compared to 2005.

Selling, general and administrative

			Year Over
	2005	2006	Year Change
	(Dollars in thousands)

Selling, general and administrative	$15,825	$33,348	$17,523	111%
% of net sales	32.9%	24.7%

Selling, general and administrative expense increased primarily as a result of an increase in salaries and personnel-related expenses of $12.0 million, due to increased headcount and an increase in stock-based compensation from $3.4 million in 2005 compared to $5.3 million in 2006. In addition, legal and professional service fees increased by $4.8 million and other expenses increased by $0.7 million during 2006 primarily resulting from expenses incurred in connection with being a public company.

Production start-up

			Year Over
	2005	2006	Year Change
	(Dollars in thousands)

Production start-up	$3,173	$11,725	$8,552	270%
% of net sales	6.6%	8.7%

In 2006, we incurred $11.7 million of production start-up expenses to qualify our Ohio expansion and ramp our German plant, including related legal and regulatory costs and increased headcount, compared to $3.2 million of production start-up expenses for our Ohio expansion during 2005. Production start up expenses are primarily attributable to the cost of labor and material to run and qualify the line, related facility expenses and management of our replication process.

Foreign exchange gain (loss)

			Year Over
	2005	2006	Year Change
	(Dollars in thousands)

Foreign exchange gain (loss)	$(1,715)	$5,544	$7,259	N.M.

Foreign exchange gain increased by $7.3 million from 2005 to 2006 primarily as a result of favorable currency translation between the U.S. dollar and the euro.

Interest expense

			Year Over
	2005	2006	Year Change
	(Dollars in thousands)

Interest expense	$(418)	$(1,023)	$(605)	N.M.

Interest expense increased by $0.6 million from 2005 to 2006 primarily as a result of increased borrowings associated with our German plant financing. In 2006, we capitalized $3.3 million of interest expense to construction in progress compared to $0.4 million in 2005.

Other income (expense), net

			Year Over
	2005	2006	Year Change
	(Dollars in thousands)

Other income (expense), net	$372	$1,849	$1,477	397%

The increase in other income of $1.5 million was primarily due to increased interest income resulting from higher cash balances resulting from our initial public offering in the fourth quarter of 2006.

Income tax expense

			Year Over
	2005	2006	Year Change
	(Dollars in thousands)

Income tax expense	$—	$5,206	$5,206	N.M.

The increase in income tax expense was the result of a change in corporate form from a LLC to a C-corporation, profitability in 2006 and continued full valuation allowance against our deferred tax assets.

Cumulative effect of change in accounting for share-based compensation

			Year Over
	2005	2006	Year Change
	(Dollars in thousands)

Cumulative effect	$89	$—	$(89)	N.M.

The adoption of SFAS 123(R) required a change in the method used to estimate forfeitures of employee stock options and resulted in a one-time cumulative effect of $0.1 million in the first quarter of 2005.

Fiscal Years Ended December 31, 2005 and December 25, 2004

Net sales

			Year Over
	2004	2005	Year Change
	(Dollars in thousands)

Net sales	$13,522	$48,063	$34,541	255%

Of the increase in our net sales, $26.8 million was due to an increase in the MW volume of solar modules sold from 2004 to 2005. We were able to increase the MW volume of solar modules sold primarily because of increases in production capacity and sellable watts per solar module. In November 2004, we completed the qualification of our base plant for full volume production and then operated the base plant at a high-throughput production rate for all of 2005. In addition, we increased the average number of sellable watts per solar module from approximately 55 Watts in 2004 to approximately 59 Watts in 2005, resulting in an increase of $3.5 million in net sales. As a result of strong customer demand and the increased number of sellable watts per solar module, we increased the average sales price per Watt from $2.22 in 2004 to $2.43 in 2005, which increased net sales by $4.2 million. Strong demand from our other customers also allowed us to reduce our dependence on our largest customer from 68.1% of net sales in 2004 to 45.1% of net sales in 2005. In 2005, 99.6% of our net sales resulted from shipments of solar modules to Germany, compared to 94.7% of our net sales in 2004.

Cost of sales

			Year Over
	2004	2005	Year Change
	(Dollars in thousands)

Cost of sales	$18,851	$31,483	$12,632	67%
% of net sales	139.4%	65.5%

The increase in our cost of sales was due primarily to higher raw material costs required to support the higher production volumes from the base plant. Direct materials increased by $7.3 million from 2004 to 2005. On a cost per solar module and cost per watt basis, raw material costs declined slightly from 2004 to 2005, primarily because of improved manufacturing yields and conversion efficiency. In addition, direct labor increased by $0.6 million and manufacturing overhead costs increased by $4.7 million from 2004 to 2005. This increase was driven by higher engineering expense, increased equipment maintenance and infrastructure build-out and stock-based compensation expense. Manufacturing overhead included $0.8 million of stock-based compensation expense in 2005 compared to $0.1 million in 2004. Depreciation expense also increased by $1.4 million from 2004 to 2005 as a result of depreciating the base plant for the entire fiscal year. We expensed $1.5 million less warranty and end of life program expenses in 2005 than in 2004, as a result of corrective actions implemented against production material defects encountered in 2004 and lower overall unit production costs.

Gross profit (loss)

			Year Over
	2004	2005	Year Change
	(Dollars in thousands)

Gross profit (loss)	$(5,329)	$16,580	$21,909	N.M.
gross margin %	(39.4)%	34.5%

Gross profit increased primarily as a result of increased sales volumes. Our gross margin improved from a negative 39.4% in 2004 to a positive 34.5% in 2005, because of improvements in our average sales price per watt, an increase in overall sellable watts due to efficiency gains and the economies of scale we realized from operating the base plant at full volume production through most of 2005.

Research and development

			Year Over
	2004	2005	Year Change
	(Dollars in thousands)

Research and development	$1,240	$2,372	$1,132	91%
% of net sales	9.2%	5.0%

The increase in research and development expense was primarily due to an increase of $0.4 million in our development staffing during 2005, an increase of $0.5 million due to higher stock-based compensation expense and an increase of $0.2 million due to an increase in consulting fees offset by a reduction of $0.1 million in facility expense. In addition, our grant revenue declined by $0.1 million in 2005, compared to 2004. Research and development expenses included stock-based compensation expense of $0.6 million and $0.1 million in 2005 and 2004, respectively.

Selling, general and administrative

			Year Over
	2004	2005	Year Change
	(Dollars in thousands)

Selling, general and administrative	$9,312	$15,825	$6,513	70%
% of net sales	68.9%	32.9%

$2.2 million of the increase in our selling, general and administrative expenses was the result of increased staffing levels, primarily in sales and marketing, to support higher sales volumes in Germany. In addition, spending for professional services increased by $1.0 million, travel expenses increased by $0.4 million and facilities expense increased by $0.5 million in 2005 compared to 2004. Stock-based compensation expense increased by $2.4 million, from $1.0 million in 2004 to $3.4 million in 2005.

Production start-up

			Year Over
	2004	2005	Year Change
	(Dollars in thousands)

Production start-up	$900	$3,173	$2,273	253%
% of net sales	6.6%	6.6%

The increase in production start-up expenses from $0.9 million in 2004 compared to $3.2 million in 2005 was due to the build-out of our Ohio expansion in 2005. Production start up expenses are primarily attributable to the cost of labor and material to run and qualify the line, related facility expenses and the management of our replication process.

Foreign exchange gain (loss)

			Year Over
	2004	2005	Year Change
	(Dollars in thousands)

Foreign exchange gain (loss)	$116	$(1,715)	$(1,831)	N.M.

Foreign exchange losses increased by $1.8 million during 2005 as the U.S. dollar strengthened against the euro.

Interest expense

			Year Over
	2004	2005	Year Change
	(Dollars in thousands)

Interest expense	$(100)	$(418)	$(318)	N.M.

Interest expense increased due to increased borrowings under various notes totaling $28.7 million at the end of 2005 compared to $13.7 million at the end of 2004. In 2005 we capitalized $0.4 million of interest expense in construction in progress compared to $0.3 million in 2004.

Other income (expense), net

			Year Over
	2004	2005	Year Change
	(Dollars in thousands)

Other income (expense), net	$(6)	$372	$378	N.M.

Other income increased due to an increase in interest income earned.

Cumulative effect of change in accounting for share-based compensation

			Year Over
	2004	2005	Year Change
	(Dollars in thousands)

Cumulative effect	$—	$89	$89	N.M.

The adoption of SFAS 123(R) requires a change in the method used to estimate forfeitures of employee stock options, resulting in a one-time cumulative effect of $0.1 million in the first quarter of 2005.

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash provided by operations, borrowings from JWMA Partners, LLC (JWMA) and its affiliates, borrowings from Goldman, Sachs & Co., equity contributions from JWMA and borrowings from local governments and other sources to fund plant expansions. During the year ended December 30, 2006, we received $302.7 million as the net proceeds from an initial public offering of our common stock and as of December 30, 2006, we had $308.4 million in cash and cash equivalents and short-term investments. One of our strategies is to expand our manufacturing capacity by building new manufacturing plants and production lines, such as the German plant currently under construction and a new manufacturing plant in Malaysia. We expect that each four line manufacturing facility will require a capital expenditure of approximately $150.0 million to complete. We believe that our current cash and cash equivalents, cash flows from operating activities and government grants and low interest debt financings for our German plant will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan. As a result, we may engage in one or more debt or equity financings in the future that would result in increased expenses or dilution to our existing stockholders. If we are unable to obtain debt or equity financing on reasonable terms, we may be unable to execute our expansion strategy. See Item 1A: Risk Factors — “Our future success depends on our ability to build new manufacturing plants and add production lines in a cost-effective manner, both of which are subject risks and uncertainties”.

Cash Flows

Cash provided (used) was as follows for the years ended December 25, 2004, December 31, 2005 and December 30, 2006 (in thousands):

	2004	2005	2006

Operating activities	$(15,185)	$5,040	$(576)
Investing activities	(7,790)	(43,832)	(159,994)
Financing activities	22,900	51,663	451,550
Effect of exchange rates on cash flows	(187)	385	391

Net increase (decrease) in cash and cash equivalents	$(262)	$13,256	$291,371

Operating activities

Cash used in operating activities was $0.6 million during 2006 compared to cash provided by operating activities of $5.0 million during 2005. During 2006 cash received from customers increased by $60.6 million to $110.2 million mainly due to increased accounts receivable resulting from higher revenues. This increase was offset by cash paid to suppliers and employees of $111.9 million during 2006, mainly due to an increase in inventories to support revenue growth and other costs supporting our global expansion.

Operating activities provided cash of $5.0 million during 2005 and used cash of $15.2 million during 2004. The increase of $20.2 million in cash provided by operating activities from 2004 to 2005 was primarily a result of an increase in cash received from our customers. The cash we received from our customers increased because our net sales increased by $34.5 million from 2004 to 2005 and our accounts receivable decreased by $3.3 million during the same period. These factors were partially offset by an increase in cash paid to our suppliers and employees as a result of higher production volumes and an increase in inventory.

Investing activities

Cash used in investing activities was $160.0 million during 2006 compared to $43.8 million during 2005. Cash used for investing activities during 2006 was composed of $153.2 million in capital expenditures for our German plant and the Ohio expansion and $6.8 million in cash placed in restricted accounts to fund our solar module reclamation and recycling program, to secure our construction loan for the German plant and to secure an inventory supply contract. Our cash outlays for the German plant were partially recovered through the receipt of $16.8 million of economic development funding from various German governmental entities, which we classify as a cash flow from financing activities. Cash used in investing activities during 2005 was composed of $42.5 million in capital expenditures for our Ohio expansion, $1.3 million deposited with an insurance company as part of our solar module reclamation and recycling program and $0.1 million used for other capital expenditures.

Cash used in investing activities was $43.8 million during 2005 compared to $7.8 million during 2004. During 2004, cash used in investing activities was composed of $7.7 million used to purchase equipment for our base plant in Ohio and $0.1 million used for investments into other long term assets.

Financing activities

Cash provided by financing activities was $451.6 million during 2006 compared to $51.7 million during 2005. During 2006, we received $302.7 million in net proceeds from an initial public offering of our common stock, $130.8 million in net proceeds from debt issued to third parties, $36.0 million in loans from related parties, equity contributions by JWMA of $30.0 million and receipt of $16.8 million of economic development funding from various German governmental entities. Partially offsetting these cash receipts were the repayment of $64.7 million of loans from related parties. On February 22, 2006, we issued $74.0 million aggregate principal amount of convertible senior subordinated notes due 2011 to Goldman, Sachs & Co. On May 10, 2006, we extinguished these notes by payment of 4,261,457 shares of our common stock. During 2005, cash provided by financing activities was primarily the result of a $20.0 million loan from a related party, a $15.0 million loan from the Director of Development of the State of Ohio and a $16.7 million cash equity contribution by JWMA.

Cash generated from financing activities was $51.7 million during 2005 compared to $22.9 million during 2004. During 2004, cash provided by financing activities was primarily the result of a $5.0 million loan from the Director of Development of the State of Ohio and a $17.9 million cash equity contribution by JWMA.

On October 24, 2006, we amended our articles of incorporation to authorize us to issue up to 500,000,000 shares of common stock at a par value of $0.001 and up to 30,000,000 shares of preferred stock at a par value of $0.001. These amended and restated articles of incorporation permit our board of directors to establish the voting powers, preferences and other rights of any series of preferred stock that we issue. On October 30, 2006, our board of directors approved a 4.85 to 1 stock split of our issued and outstanding common shares, which was effective November 1, 2006; the par value of our common shares remained $0.001 per share and the number of authorized shares of common and preferred stock remained the same. All share and per share amounts presented in this Annual Report on Form 10-K and the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.

Contractual Obligations

The following table presents our contractual obligations as of December 30, 2006, which consists of legal commitments requiring us to make fixed or determinable cash payments, regardless of contractual requirements with the vendor to provide future goods or services. We purchase raw materials for inventory, services and manufacturing equipment from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, we enter into agreements with suppliers that either allow us to procure goods and services when we choose or that establish purchase requirements.

		Payments Due by Year
		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Long-term debt obligations(1)	$91,341	$3,702	$35,256	$31,823	$20,560
Capital lease obligations	24	9	13	2	—
Operating lease obligations	1,514	388	574	552	—
Purchase obligations(2)	56,938	36,366	16,452	4,120	—
Recycling obligations	3,724	—	—	—	3,724

Total	$153,541	$40,465	$52,295	$36,497	$24,284

(1)	Includes estimated cash interest to be paid over the remaining terms of the debt.

(2)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed minimum, or variable price provisions and the approximate timing of transactions.

Debt and Credit Sources

On July 27, 2006, First Solar Manufacturing GmbH, a wholly owned indirect subsidiary of First Solar, Inc., entered into a credit facility agreement with a consortium of banks led by IKB Deutsche Industriebank AG under which we can draw up to €102.0 million ($132.6 million at an assumed exchange rate of $1.30/€1.00) to fund costs of constructing and starting up our German plant. This credit facility consists of a term loan of up to €53.0 million ($68.9 million at an assumed exchange rate of $1.30/€1.00) and a revolving credit facility of €27.0 million ($35.1 million at an assumed exchange rate of $1.30/€1.00). The facility also provides for a bridge loan, which we can draw against to fund construction costs that we later expect to be reimbursed through funding from the Federal Republic of Germany under the Investment Grant Act of 2005 (“Investitionszulagen”), of up to €22.0 million ($28.6 million at an assumed exchange rate of $1.30/€1.00). We can make drawdowns against the term loan and the bridge loan until December 30, 2007 and we can make drawdowns against the revolving credit facility until

September 30, 2012. We have incurred costs related to the credit facility totaling $2.0 million as of December 30, 2006, which we will recognize as interest and other financing expenses over the time that borrowings are outstanding under the credit facility. We also pay an annual commitment fee of 0.6% of any amounts not drawn down on the credit facility. At December 30, 2006, we had outstanding borrowings of $45.2 million under the term loan, which we classify as long-term debt and $16.3 million under the bridge loan, which we classify as short-term debt. We had no outstanding borrowings under the revolving credit facility at December 30, 2006.

We must repay the term loan in twenty quarterly payments beginning on March 31, 2008 and ending on December 30, 2012. We must repay the bridge loan with any funding we receive from the Federal Republic of Germany under the Investment Grant Act of 2005, but in any event, the bridge loan must be paid in full by December 30, 2008. Once repaid, we may not draw again against term loan or bridge loan facilities. The revolving credit facility expires on and must be completely repaid by December 30, 2012. In certain circumstances, we must also use proceeds from fixed asset sales or insurance claims to make additional principal payments and during 2009 we will also be required to make a one-time principal repayment equal to 20% of any “surplus cash flow” of First Solar Manufacturing GmbH during 2008. Surplus cash flow is a term defined in the credit facility agreement that is approximately equal to cash flow from operating activities less required payments on indebtedness.

We pay interest at the annual rate of the Euro interbank offered rate (Euribor) plus 1.6% on the term loan, Euribor plus 2.0% on the bridge loan and Euribor plus 1.8% on the revolving credit facility. Each time we make a draw against the term loan or the bridge loan, we may choose to pay interest on that drawdown every three or six months; each time we make a draw against the revolving credit facility, we may choose to pay interest on that drawdown every one, three, or six months. The credit facility requires us to mitigate our interest rate risk on the term loan by entering into pay-fixed, receive-floating interest rate swaps covering at least 75% of the balance outstanding under the term loan.

The Federal Republic of Germany is guaranteeing 48% of our combined borrowings on the term loan and revolving credit facility and the State of Brandenburg is guaranteeing another 32%. We pay an annual fee, not to exceed €0.5 million ($0.7 million at an assumed exchange rate of $1.30/€1.00) for these guarantees. In addition, we must maintain a debt service reserve of €3.0 million ($3.9 million at an assumed exchange rate of $1.30/€1.00) in a restricted bank account, which the lenders may access if we are unable to make required payments on the credit facility. Substantially all of our assets in Germany, including the German plant, have been pledged as collateral for the credit facility and the government guarantees.

The credit facility contains various financial covenants with which we must comply. First Solar Manufacturing GmbH’s cash flow available for debt service must be at least 1.1 times its required principal and interest payments for all its liabilities and the ratio of its total noncurrent liabilities to earnings before interest, taxes, depreciation and amortization may not exceed 3.0:1 from January 1, 2008 through December 31, 2008, 2.5:1 from January 1, 2009 through December 31, 2009 and 1.5:1 from January 1, 2010 through the remaining term of the credit facility.

The credit facility also contains various non-financial covenants with which we must comply. We must submit various financial reports, financial calculations and statistics, operating statistics and financial and business forecasts to the lender. We must adequately insure our German operation and we may not change the type or scope of its business operations. First Solar Manufacturing GmbH must maintain adequate accounting and information technology systems. Also, First Solar Manufacturing GmbH cannot open any bank accounts (other than those required by the credit facility), enter into any financial liabilities (other than intercompany obligations or those liabilities required by the credit facility), sell any assets to third parties outside the normal course of business, make any loans or guarantees to third parties, or allow any of its assets to be encumbered to the benefit of third parties without the consent of the lenders and government guarantors.

Our ability to withdraw cash from First Solar Manufacturing GmbH for use in other parts of our business is restricted while we have outstanding obligations under the credit facility and associated government guarantees. First Solar Manufacturing GmbH’s cash flows from operations must generally be used for the payment of loan interest, fees and principal before any remainder can be used to pay intercompany charges, loans, or dividends. Furthermore, First Solar Manufacturing GmbH generally cannot make any payments to affiliates if doing so would cause its cash flow available for debt service to fall below 1.3 times its required principal and interest payments for all its liabilities for any one year period or cause the amount of its equity to fall below 30% of the amount of its total assets. First Solar Manufacturing GmbH also cannot pay commissions of greater than 2% to First Solar affiliates that sell or distribute its products. Also, we may be required under certain circumstances to contribute more funds to First Solar Manufacturing GmbH, such as if project-related costs exceed our plan, we do not recover the expected amounts from governmental investment subsidies, or all or part of the government guarantees are withdrawn. If there is a decline in the value of the assets pledged as collateral for the credit facility, we may also be required to pledge additional assets as collateral.

On July 26, 2006, we were approved to receive taxable investment incentives (“Investitionszuschüsse”) of approximately €21.5 million ($28.0 million at an assumed exchange rate of $1.30/€1.00) from the State of Brandenburg, Germany. These funds will reimburse us for certain costs we will incur building our plant in Frankfurt (Oder), Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Receipt of these incentives is conditional upon the State of Brandenburg, Germany having sufficient funds allocated to this program to pay the reimbursements we claim. In addition, we are required to operate our facility for a minimum of five years and employ a specified number of employees during this period. Our incentive approval expires on December 31, 2009. As of December 30, 2006, we had received $16.8 million under this program and we had accrued an additional $4.0 million that we are eligible to receive under this program based on qualifying expenditures that we had incurred through that date.

We are eligible to recover up to approximately €23.8 million ($30.9 million at an assumed exchange rate of $1.30/€1.00) of expenditures related to the construction of our plant in Frankfurt (Oder), Germany under the German Investment Grant Act of 2005 (“Investitionszulagen”). This Act permits us to claim tax-exempt reimbursements for certain costs we will incur building our plant in Frankfurt (Oder), Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Tangible assets subsidized under this program have to remain in the region for at least 5 years. In accordance with the administrative requirements of the Act, we plan to claim reimbursement under the Act in conjunction with the filing of our tax returns with the local German tax office. Therefore we do not expect to receive funding from this program until we file our annual tax return for fiscal 2006 in 2007. In addition, this program expired on December 31, 2006 and we can only claim reimbursement for investments completed by this date. The majority of our buildings and structures and our investment in machinery and equipment were completed by this date. As of December 30, 2006, we had accrued $23.5 million that we are eligible to receive under this program based on qualifying expenditures that we had incurred through that date.

During July 2006, we entered into a loan agreement, which we amended and restated on August 7, 2006, with the Estate of John T. Walton under which we could draw up to $34.0 million. Interest was payable monthly at the annual rate of the commercial prime lending rate; principal was to be repaid at the earlier of January 2008 or the completion of an initial public offering of our stock. This loan did not have any collateral requirements. As a condition of obtaining this loan, we were required to use a portion of the proceeds to repay the principal of our loan from Kingston Properties, LLC, a related party. During July 2006, we drew $26.0 million against this loan, $8.7 million of which we used to repay the Kingston Properties, LLC loan. Upon completion of our initial public offering in November 2006, we repaid the entire $26.0 million loan balance.

During the year ended December 31, 2005, we received a $15.0 million loan from the Director of Development of the State of Ohio, $14.9 million of which was outstanding at December 30, 2006. Interest is payable monthly at the annual rate of 2.25%; principal payments commenced on December 1, 2006 and end on July 1, 2015. Land and buildings at our Ohio plant with a net book value of $21.6 million at December 30, 2006 have been pledged as collateral for this loan.

During the year ended December 25, 2004, we received a $5.0 million loan from the Director of Development of the State of Ohio, all of which was outstanding at December 30, 2006. Interest is payable monthly at annual rates starting at 0.25% during the first year the loan is outstanding, increasing to 1.25% during the second and third years, increasing to 2.25% during the fourth and fifth years and increasing to 3.25% for each subsequent year; principal payments commence on January 1, 2007 and end on December 1, 2009. Machinery and equipment at our Ohio plant with a net book value of $9.8 million at December 30, 2006 have been pledged as collateral for this loan. Due to the preparation of our registration statement, we did not meet the non-financial covenant to furnish our audited financial statements for the year ended December 31, 2005 to the lender within 120 days after our fiscal year end and we received a waiver for that requirement from the lender on June 5, 2006. We have subsequently provided these financial statements to the lender.

On May 14, 2003, First Solar Property, LLC issued a $8.7 million promissory note due June 1, 2010 to Kingston Properties, LLC. The interest rate of the note was 3.70% per annum. We pre-paid this note in full in July 2006.

On February 22, 2006, we received $73.3 million from the issuance of $74.0 million of convertible senior subordinated notes, less $0.7 million of issuance costs, to Goldman, Sachs & Co. On May 10, 2006, we extinguished these notes by payment of 4,261,457 shares of our common stock.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 30, 2006.

Recent Accounting Pronouncements

See note 2 to the consolidated financial statements filed with this Annual Report on Form 10-K for a summary of recent accounting pronouncements.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

Our international operations accounted for approximately 95.0% of our net sales in 2006 and 99.6% of our net sales in 2005. In 2006 and 2005, all of our international sales were denominated in euro. As a result, we have exposure to foreign exchange risk with respect to almost all of our net sales. Fluctuations in exchange rates, particularly in the U.S. dollar to euro exchange rate, affect our gross and net profit margins and could result in foreign exchange and operating losses. Our exposure to foreign exchange risk primarily relates to currency gains and losses from the time we sign and settle our sales contracts. For example, we recently entered into our Long Term Supply Contracts. These contracts obligate us to deliver solar modules at a fixed price in euros per watt and do not adjust for fluctuations in the U.S. dollar to euro exchange rate. In 2006, a 10% change in foreign currency exchange rates would have impacted our net sales by $13.1 million.

In the past, exchange rate fluctuations have had an impact on our business and results of operations. For example, exchange rate fluctuations positively impacted our cash flows by $0.4 million in 2005 and 2006. Although we cannot predict the impact of future exchange rate fluctuations on our business or results of operations, we believe that we may have increased risk associated with currency fluctuations in the future. As of December 30, 2006, we did not engage in hedging activities; however, our expenditures denominated in euro are increasing due to the construction of our German plant and capital equipment purchases from German suppliers. Most of the German plant’s operating expenses will be in euro, creating increasing opportunities for some natural hedge against the currency risk in our net sales. In addition, we may decide to enter into other hedging activities in the future.

Interest Rate Risk

We are exposed to interest rate risk because many of our end-users depend on debt financing to purchase and install a photovoltaic system. Although the useful life of a photovoltaic system is approximately 25 years, end-users of our solar modules must pay the entire cost of the photovoltaic system at the time of installation. As a result, many of our end-users rely on debt financing to fund their up-front capital expenditure and final project. An increase in interest rates could make it difficult for our end-users to secure the financing necessary to purchase and install a photovoltaic system on favorable terms, or at all and thus lower demand for our solar modules and reduce our net sales. In addition, we believe that a significant percentage of our end-users install photovoltaic systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in a photovoltaic system or make alternative investments more attractive relative to photovoltaic systems, which, in each case, could cause these end-users to seek alternative investments that promise higher returns.

During July 2006, we entered into the IKB credit facility, which bears interest at Euribor plus 1.6% for the term loan, Euribor plus 2.0% for the bridge loan and Euribor plus 1.8% for the revolving credit facility.

We entered into three interest rate swap agreements to convert the variable interest on the IKB term loan of Euribor plus 1.6% to fixed interest rates. At December 30, 2006, the notional value of our interest rate swaps were €28.8 million ($37.4 million at an assumed exchange rate of $1.30/€1.00).

Commodity Risk

We are exposed to price risks associated with raw material purchases, most significantly tellurium. Currently, we purchase all of our cadmium telluride in manufactured form from two qualified manufacturers, but we plan to qualify additional manufacturers. We have a three year written contract with our qualified supplier, which provides for quarterly price adjustments based on the cost of tellurium. As other suppliers become qualified, we will purchase cadmium telluride from our other qualified supplier under quarterly purchase orders. In 2006, we entered into a multi-year tellurium supply contract in order to mitigate potential cost volatility and secure raw material supplies. We acquire the remainder of our raw materials under quarterly or annual purchase orders, at prices based on annual volumes. Because the sale prices of solar modules in our Long Term Supply Contracts do not adjust for raw material price increases and are generally for a longer term than our supply contracts, we may be unable to pass on increases in the cost of our raw materials to our customers.

In addition, most of our key raw materials are either sole-sourced or sourced by a limited number of third-party suppliers. As a result, the failure of any of our suppliers to perform could disrupt our supply chain and impair our operations. If our existing suppliers fail to perform, we will be required to identify and qualify new suppliers, a process that can take between one and twelve months depending on the raw material. We might be unable to identify new suppliers or qualify their products for use on our production line in a timely basis and on commercially reasonable terms.

Item 8:	Financial Statements and Supplementary Data

Consolidated Financial Statements

The consolidated financial statements of First Solar required by this item are included in the section entitled “Consolidated Financial Statements” of this Annual Report on Form 10-K. See Item 15(a)(1) for a list of our consolidated financial statements.

Selected Quarterly Financial Data (Unaudited)

The following selected quarterly financial date should be read in conjunction with our consolidated financial statements and the related notes and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present this information when read in conjunction with our consolidated financial statements and the related notes appearing in the section entitled “Consolidated Financial Statements”. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	For the Quarters Ended
	Mar 26,	Jun 25,	Sep 24,	Dec 31,	Apr 1,	Jul 1,	Sep 30,	Dec 30,
	2005	2005	2005	2005	2006	2006	2006	2006
	(Dollars in thousands)

Net sales	$8,530	$9,367	$16,585	$13,581	$13,624	$27,861	$40,794	$52,695
Cost of sales	6,158	5,510	10,004	9,811	10,352	18,761	24,537	27,080

Gross profit	2,372	3,857	6,581	3,770	3,272	9,100	16,257	25,615

Operating expenses:
Research and development	197	287	426	1,462	1,519	1,536	1,657	1,649
Selling, general and administrative	2,639	2,889	3,306	6,991	5,872	8,133	8,393	10,950
Production start-up	204	286	920	1,763	2,579	4,062	1,109	3,975

	3,040	3,462	4,652	10,216	9,970	13,731	11,159	16,574

Operating income (loss)	(668)	395	1,929	(6,446)	(6,698)	(4,631)	5,098	9,041
Foreign currency gain (loss)	(127)	(642)	(283)	(663)	900	2,190	(298)	2,752
Interest and other income (expense), net	(30)	7	72	(95)	(74)	(43)	(327)	1,270

Income (loss) before income taxes	(825)	(240)	1,718	(7,204)	(5,872)	(2,484)	4,473	13,063
Income tax (benefit) expense	—	—	—	—	23	(23)	181	5,025

Income (loss) before cumulative effect of change in accounting principle	(825)	(240)	1,718	(7,204)	(5,895)	(2,461)	4,292	8,038
Cumulative effect of change in accounting for share-based compensation	89	—	—	—	—	—	—	—

Net income (loss)	$(736)	$(240)	$1,718	$(7,204)	$(5,895)	$(2,461)	$4,292	$8,038

Net income per share:
Basic	$(0.02)	$(0.01)	$0.03	$(0.14)	$(0.12)	$(0.05)	$0.08	$0.13
Diluted	$(0.02)	$(0.01)	$0.03	$(0.14)	$(0.12)	$(0.05)	$0.07	$0.12
Weighted-average number of shares used in per share calculations:
Basic	46,211	49,258	49,916	49,916	50,777	54,358	56,137	63,968
Diluted	46,211	49,258	52,158	49,916	50,777	54,358	57,956	66,324

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its started goals under all potential future conditions. We believe that our disclosure controls and procedures provide reasonable assurance that information required to be disclosed under the Securities and Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

During the period when we became an SEC registrant in November 2006 through December 30, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

We have previously restated our consolidated financial statements for the year ended December 25, 2004 in order to correct errors that we identified during the preparation of our registration statement in connection with our initial public offering and the performance of the associated audits for the years ended December 25, 2004 and December 31, 2005. We identified several significant deficiencies in our internal controls that were deemed to be “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board (“PCAOB”). A “material weakness” is defined by the PCAOB as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

As of December 31, 2005, we did not maintain effective controls over the preparation, review and presentation and disclosure of our consolidated financial statements due to a lack of personnel with experience in financial reporting and control procedures necessary for SEC registrants. This failure caused several significant deficiencies, four of which had a large enough impact on our operating results to individually constitute material weaknesses. These material weaknesses were: (i) we did not maintain effective controls to ensure that the appropriate labor and overhead expenses were included in the cost of our inventory and that intercompany profits in inventory were completely and accurately eliminated as part of the consolidation process; (ii) we did not maintain effective controls to ensure the complete and accurate capitalization of interest in connection with our property, plant and equipment additions; (iii) we did not maintain effective controls to properly accrue for warranty obligations; and (iv) we did not maintain effective controls to properly record the formation of First Solar US Manufacturing, LLC in 1999 and the subsequent liquidation of minority membership units in 2003. These control deficiencies led to the restatement of our consolidated financial statements for the year ended December 25, 2004, resulting in a $2.0 million increase in our net loss for the year ended December 25, 2004. These control deficiencies also led to audit adjustments to our 2005 consolidated financial statements and to the consolidated financial statements of each interim period in 2005. These control deficiencies could result in more than a remote likelihood that a material misstatement to our annual or interim financial statements would not be prevented or detected. Accordingly, we have concluded that each of these control deficiencies constitutes a material weaknesses.

During fiscal 2006, we designed and placed in operation new controls that remediated the material weakness. Specifically, in the first half of fiscal 2006, we hired a new Chief Financial Officer and created an audit committee comprised entirely of three independent directors and appointed a new independent director to be the chairman of the audit committee. Furthermore, we adopted and implemented additional policies and procedures to strengthen our financial reporting capability, including investments into further enhancements of our enterprise resource planning system. In the second half of fiscal 2006, we hired additional personnel to strengthen the controls put in place during the first half of fiscal 2006. These personnel included a Director of Internal Audit, Director Accounting, Director Financial Planning & Analysis and a Vice President of Tax and Trade as well as several analyst positions. However, the process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. See Item 1A: Risk Factors — “We identified several significant deficiencies in our internal controls that were deemed to be material weaknesses. If we are unable to successfully address the material weaknesses in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected.”

Item 9B:	Other Information

None.

PART III

Item 10:	Directors and Executive Officers of the Registrant

Information concerning our board of directors, committees and directors, including our audit committee and audit committee financial expert, appear in our 2007 Proxy Statement, under the section entitled “Proposal No. 1 — Election of Directors”. Such information in this portion of the Proxy Statement is incorporated herein by reference.

For information with respect to our executive officers, see Part I, Item 1 of this Annual Report on Form 10-K under the heading entitled “Executive Officers”.

Information concerning Section 16(a) beneficial ownership reporting compliance appears in our Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance”. Such information in this portion of the Proxy Statement is incorporated herein by reference.

We have adopted a Statement of Corporate Code of Business Conduct and Ethics that applies to all directors, officers and employees of First Solar. Information concerning these codes appears in our Proxy Statement under the section entitled “Proposal No. 1 — Election of Directors — Corporate Governance”. Such information in this portion of the Proxy Statement is incorporated herein by reference.

Item 11:	Executive Compensation

Information concerning executive compensation and related information appears in our Proxy Statement under the section entitled “Executive Compensation and Related Information”. Such information in this portion of the Proxy Statement is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters, including information regarding our equity compensation plans, appears in our Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”. The information in such portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 13:	Certain Relationships and Related Transactions

Information concerning certain relationships and related party transactions appears in our Proxy Statement under the section entitled “Certain Relationships and Related Party Transactions”. The information in such portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 14:	Principal Accountant Fees and Services

Information concerning principal accountant fees and services and the audit committee’s pre-approval policies and procedures appears in our Proxy Statement under the section entitled “Proposal No. 2 — Ratification of Selection of Independent Auditor”. The information in such portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Members’/Stockholders’ Equity and Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2) Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 25, 2004, December 31, 2005 and December 30, 2006

	Balance at			Balance
	Beginning			at End of
Description	of Year	Additions	Deductions	Year
	(In thousands)

Allowance for doubtful accounts receivable
Year ended December 25, 2004	$—	$33	$—	$33
Year ended December 31, 2005	$33	$19	$(48)	$4
Year ended December 30, 2006	$4	$—	$—	$4
Reserve for excess and obsolete inventory
Year ended December 25, 2004	$477	$41	$(487)	$31
Year ended December 31, 2005	$31	$60	$(91)	$—
Year ended December 30, 2006	$—	$48	$(37)	$11

(3) Exhibits: See Item 15(b) below.

(b) Exhibits: The exhibits listed on the accompanying Index to Exhibits immediately following the signature page on this Form 10-K are filed, or incorporated into this Form 10-K by reference.

(c) Financial Statement Schedule: See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on the 16th day of March 2007.

FIRST SOLAR, INC.

By:	/s/ JENS MEYERHOFF
Jens Meyerhoff
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints Michael J. Ahearn, Jens Meyerhoff and I. Paul Kacir and each of them, the undersigned’s true and lawful attorneys-in-fact and agents with full power of substitution, for the undersigned and in the undersigned’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any other documents in connection therewith and to file the same, with all exhibits thereto, with the SEC, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act requisite and necessary to be done with respect to this Annual Report on Form 10-K, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated below.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:

/s/ MICHAEL J. AHEARN Michael J. Ahearn	Chief Executive Officer and Director	March 16, 2007

Principal Financial Officer and Principal Accounting Officer:

/s/ JENS MEYERHOFF Jens Meyerhoff	Chief Financial Officer	March 16, 2007

Additional Directors:

/s/ JAMES F. NOLAN James F. Nolan	Director	March 16, 2007

/s/ J. THOMAS PRESBY J. Thomas Presby	Director	March 16, 2007

Signature	Title	Date

/s/ BRUCE SOHN Bruce Sohn	Director	March 16, 2007

/s/ PAUL H. STEBBINS Paul H. Stebbins	Director	March 16, 2007

/s/ MICHAEL SWEENEY Michael Sweeney	Director	March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Solar, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of members’/stockholders’ equity and comprehensive income (loss) present fairly, in all material respects, the financial position of First Solar, Inc. and its subsidiaries at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2005.

PricewaterhouseCoopers LLP

Phoenix, Arizona
March 15, 2007

FIRST SOLAR, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2005 and December 30, 2006

	2005	2006
	(In thousands, except
	share information)

ASSETS
Current assets:
Cash and cash equivalents	$16,721	$308,092
Short-term investments	312	323
Accounts receivable, net	1,098	27,966
Inventories	6,917	16,510
Economic development funding receivable	—	27,515
Prepaid expenses and other current assets	1,505	8,116

Total current assets	26,553	388,522
Property, plant and equipment, net	73,778	178,868
Restricted investments	1,267	8,224
Other noncurrent assets	286	2,896

Total assets	$101,884	$578,510

LIABILITIES AND MEMBERS’/STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$16,339
Note payable to a related party	20,000	—
Current portion of long-term debt	142	3,311
Accounts payable and accrued expenses	13,771	32,083
Other current liabilities	—	340

Total current liabilities	33,913	52,073
Accrued recycling	917	3,724
Note payable to a related party	8,700	—
Long-term debt	19,881	61,047
Other noncurrent liabilities	79	—

Total liabilities	63,490	116,844

Commitments and contingencies
Employee stock options on redeemable shares	25,265	50,226
Members’/stockholders’ equity:
Membership equity	162,307	—
Preferred stock, $0.001 par value per share; 30,000,000 shares authorized; no shares issued and outstanding at December 30, 2006	—	—
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 72,331,964 shares issued and outstanding at December 30, 2006	—	72
Additional paid-in capital	—	555,749
Accumulated deficit	(149,377)	(145,403)
Accumulated other comprehensive income	199	1,022

Total members’/stockholders’ equity	13,129	411,440

Total liabilities and members’/stockholders’ equity	$101,884	$578,510

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 25, 2004, December 31, 2005 and December 30, 2006

	2004	2005	2006
	(In thousands, except per
	unit/share amounts)

Net sales	$13,522	$48,063	$134,974
Cost of sales	18,851	31,483	80,730

Gross profit (loss)	(5,329)	16,580	54,244

Operating expenses:
Research and development	1,240	2,372	6,361
Selling, general and administrative	9,312	15,825	33,348
Production start-up	900	3,173	11,725

	11,452	21,370	51,434

Operating income (loss)	(16,781)	(4,790)	2,810
Foreign currency gain (loss)	116	(1,715)	5,544
Interest expense	(100)	(418)	(1,023)
Other income (expense), net	(6)	372	1,849

Income (loss) before income taxes	(16,771)	(6,551)	9,180
Income tax expense	—	—	5,206

Income (loss) before cumulative effect of change in accounting principle	(16,771)	(6,551)	3,974
Cumulative effect of change in accounting for share-based compensation	—	89	—

Net income (loss)	$(16,771)	$(6,462)	$3,974

Income (loss) per membership unit/share before cumulative effect of change in accounting principle — basic and diluted	$(0.39)	$(0.13)	$0.07
Cumulative effect of change in accounting principle — basic and diluted	—	0.00	—

Net income (loss) per membership unit/share — basic and diluted	$(0.39)	$(0.13)	$0.07

Weighted-average units/shares used to compute net income (loss) per unit/share:
Basic	43,198	48,846	56,310

Diluted	43,198	48,846	58,255

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

Consolidated Statements of Members’/Stockholders’ Equity and Comprehensive Income (Loss)
For the Years Ended December 25, 2004, December 31, 2005 and December 30, 2006

							Accumulated
					Additional		Other
	Membership Equity		Common Stock		Paid-In	Accumulated	Comprehensive	Total
	Units	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
	(In thousands)

Balance, December 27, 2003	32,859	$146,699	—	$—	$—	$(126,144)	$1	$20,556
Components of comprehensive loss:
Net loss	—	—	—	—	—	(16,771)	—	(16,771)
Foreign currency translation adjustments	—	—	—	—	—	—	(187)	(187)

Total comprehensive loss								(16,958)

Cash contributions from owner	8,681	17,900	—	—	—	—	—	17,900
Stock-based compensation from options	—	1,143	—	—	—	—	—	1,143

Balance, December 25, 2004	41,540	165,742	—	—	—	(142,915)	(186)	22,641
Components of comprehensive loss:
Net loss	—	—	—	—	—	(6,462)	—	(6,462)
Foreign currency translation adjustments	—	—	—	—	—	—	385	385

Total comprehensive loss								(6,077)

Cash contributions from owner	3,674	16,663	—	—	—	—	—	16,663
Stock-based compensation from options	—	5,167	—	—	—	—	—	5,167
Reclassifications to employee stock options on redeemable shares	—	(25,265)	—	—	—	—	—	(25,265)

Balance, December 31, 2005	45,214	162,307	—	—	—	(149,377)	199	13,129
Components of comprehensive income:
Net income	—	—	—	—	—	3,974	—	3,974
Foreign currency translation adjustments	—	—	—	—	—	—	803	803
Change in unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	20	20

Total comprehensive income								4,797

Cash contributions from owner	6,613	30,000	—	—	—	—	—	30,000
Stock options exercised	—	—	49	—	100	—	—	100
Tax benefit from exercise of stock options	—	—	—	—	43	—	—	43
Conversion of membership units into common shares	(51,827)	(192,307)	51,827	11	192,296	—	—	—
Common stock issued upon conversion of convertible notes	—	—	4,261	1	73,999	—	—	74,000
Common stock issued in initial public offering, net of offering costs	—	—	16,193	16	302,634	—	—	302,650
Common stock issued to directors	—	—	2	—	59	—	—	59
Stock-based compensation from options	—	—		—	11,623	—	—	11,623
Reclassifications to employee stock options on redeemable shares	—	—	—	—	(24,961)	—	—	(24,961)
Effect of stock split	—	—	—	44	(44)	—	—	—

Balance, December 30, 2006	—	$—	72,332	$72	$555,749	$(145,403)	$1,022	$411,440

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 25, 2004, December 31, 2005, and December 30, 2006

	2004	2005	2006
	(In thousands)

Cash flows from operating activities:
Cash received from customers	$11,152	$49,643	$110,196
Cash paid to suppliers and employees	(26,516)	(44,674)	(111,945)
Interest paid, net of amounts capitalized	(45)	(322)	(712)
Other	224	393	1,885

Net cash provided by (used in) operating activities	(15,185)	5,040	(576)

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,733)	(42,481)	(153,150)
Purchases of restricted investments	—	(1,267)	(6,804)
Other investments in long-term assets	(57)	(84)	(40)

Net cash used in investing activities	(7,790)	(43,832)	(159,994)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	—	302,650
Proceeds from notes payable to a related party	—	20,000	36,000
Repayment of notes payable to a related party	—	—	(64,700)
Repayment of long-term debt	—	—	(135)
Equity contributions	17,900	16,663	30,000
Proceeds from stock options exercised	—	—	100
Proceeds from debt	5,000	15,000	132,330
Tax benefit from options	—	—	45
Debt issuance costs	—	—	(1,497)
Proceeds from economic development funding	—	—	16,766
Other financing activities	—	—	(9)

Net cash provided by financing activities	22,900	51,663	451,550

Effect of exchange rate changes on cash and cash equivalents	(187)	385	391

Net increase (decrease) in cash and cash equivalents	(262)	13,256	291,371
Cash and cash equivalents, beginning of year	3,727	3,465	16,721

Cash and cash equivalents, end of year	$3,465	$16,721	$308,092

Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$—	$5,418	$2,304

Non-cash conversion of debt and accrued interest to equity	$—	$—	$74,000

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	First Solar and Its Business

We design, manufacture and sell solar electric power modules. First Solar Holdings, LLC was formed as a Delaware limited liability company in May 2003 to act as the holding company for First Solar, LLC, which was formed in 1999 and renamed First Solar US Manufacturing, LLC in the second quarter of 2006 and other subsidiaries formed in 2003 and later. On February 22, 2006, First Solar Holdings, LLC was incorporated in Delaware as First Solar Holdings, Inc. and, also during the first quarter of 2006, was renamed First Solar, Inc. Upon our change in corporate organization on February 22, 2006, our membership units became common stock shares and our unit options became share options on a one-for-one basis. For clarity of presentation, we refer to our ownership interests as “shares” or “stock” in the remainder of these notes to our consolidated financial statements, although prior to February 22, 2006 they were membership units. First Solar, Inc. has wholly owned subsidiaries in Ohio, Arizona and Germany.

On October 30, 2006, our board of directors approved a 4.85 to 1 stock split of our common shares, which was effective November 1, 2006; the par value of our common shares remains $0.001 per share. All share and per share amounts presented in these consolidated financial statements have been retroactively adjusted to reflect the stock split.

Note 2.	Summary of Significant Accounting Policies

Principles of consolidation.  These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of First Solar, Inc. and all of its subsidiaries. We eliminated all intercompany transactions and balances during consolidation.

Fiscal periods.  We report the results of our operations using a 52 or 53 week fiscal year, which ends on the Saturday on or before December 31. Fiscal 2006 ended on December 30, 2006 and included 52 weeks, fiscal 2005 ended on December 31, 2005 and included 53 weeks and fiscal 2004 ended on December 25, 2004 and included 52 weeks. Our fiscal quarters end on the Saturday closest to the end of the applicable calendar quarter.

Use of estimates.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include allowances for doubtful accounts receivable, inventory write-downs, estimates of future cash flows from and economic useful lives of long-lived assets, asset impairments, certain accrued liabilities, income taxes and tax valuation allowances, accrued warranty expenses, accrued reclamation and recycling expense, stock-based compensation costs and fair value estimates. Actual results could differ materially from these estimates under different assumptions and conditions.

Fair value estimates.  The fair value of an asset or liability is the amount at which it could be exchanged or settled in a current transaction between willing parties. The carrying values for cash and cash equivalents, short-term investments and restricted investments, accounts receivable, accounts payable and accrued liabilities and other current assets and liabilities approximate their fair values due to their short maturities. The carrying value of the portion of our long term debt with stated interest rates reflects its fair value based on current rates afforded to us on debt with similar maturities and characteristics.

Foreign currency translation.  The functional currencies of our foreign subsidiaries are their local currencies. Accordingly, we apply the period end exchange rate to translate their assets and liabilities and the weighted average exchange rate for the period to translate their revenues, expenses, gains and losses into U.S. dollars. We include the translation adjustments as a separate component of accumulated other comprehensive income within stockholders’ equity.

Cash and cash equivalents.  We consider all highly liquid investments with original or remaining maturities of 90 days or less when purchased to be cash equivalents.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Short-term Investments.  Investments with maturities greater than 90 days, but less than one-year at purchase are recorded as short-term investments. Short-term investments consist of a deposit account.

Inventories.  We report our inventories at the lower of cost or market. We determine cost on a first-in, first-out basis and include both the costs of acquisition and the costs of manufacturing in our inventory costs. These costs include direct material, direct labor and fixed and variable indirect manufacturing costs, including depreciation and amortization.

We also regularly review the cost of inventory against its estimated market value and will record a lower of cost or market write-down if any inventories have a cost in excess of estimated market value. For example, we regularly evaluate the quantity and value of our inventory in light of current market conditions and market trends and record write-downs for any quantities in excess of demand and for any product obsolescence. This evaluation considers historic usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability and other factors. Market conditions are subject to change and actual consumption of our inventory could differ from forecast demand. Our products have a long life cycle and obsolescence has not historically been a significant factor in the valuation of our inventories.

Property, plant and equipment.  We report our property, plant and equipment at cost, less accumulated depreciation. Cost includes the price paid to acquire or construct the assets, including interest capitalized during the construction period and any expenditures that substantially add to the value of or substantially extend the useful life of an existing asset. We expense repair and maintenance costs when they are incurred.

We compute depreciation expense using the straight-line method over the estimated useful lives of the assets, as presented in the table below. We amortize leasehold improvements over the shorter of their estimated useful lives or the remaining term of the lease.

Useful Lives
in Years

Buildings	40
Manufacturing machinery and equipment	5 – 7
Furniture, fixtures, computer hardware and computer software	3 – 5
Leasehold improvements	15

Long-lived assets.  We account for our long-lived, tangible assets and definite-lived intangible assets in accordance with Statement of Financial Accounting Standards No. (SFAS, 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we assess long-lived assets classified as “held and used”, including our property, plant and equipment, for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of the long-lived asset may not be recoverable. These events would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. We evaluated our long-lived assets for impairment during 2006 and did not note any triggering event that the carrying values of these asset are not recoverable.

Economic development funding.  We are eligible for economic development funding from various German governmental entities for certain of our capital expenditures. We record a receivable for these funds when our legal right to them exists and all criteria for receiving the funds have been met. We deduct the amount of the funds from the acquisition costs of the related assets, which will reduce the depreciation expense that we otherwise would have to recognize in future periods. See note 4 for a description of this economic development funding.

Product warranties.  We provide a limited warranty to the original purchasers of our solar modules for five years following the date of sale that the modules will be free from defects in materials and workmanship under normal use and service conditions and we provide a warranty that the modules will produce at least 90% of their

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

power output rating during the first 10 years following the date of sale and at least 80% of their power output rating during the following 15 years. In resolving claims under both the defects and power output warranties, we have the option of either repairing or replacing the covered module or, under the power output warranty, providing additional modules to remedy the power shortfall. Our warranties may be transferred from the original purchaser of our modules to a subsequent purchaser. We accrue an estimate of the future costs of meeting our warranty obligations when we recognize revenue from sales. We make and revise this estimate based on the number of solar modules under warranty at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of our solar modules and our estimated per-module replacement cost.

Environmental remediation liabilities.  We record environmental remediation liabilities when environmental assessments and/or remediation efforts are probable and the costs can be reasonably estimated. We estimate these costs based on current laws and regulations, existing technology and the most likely method of remediation. We do not discount these costs and we exclude the effects of possible inflation and other economic factors. If our cost estimates result in a range of equally probable amounts, we accrue the lowest amount in the range.

End of life recycling and reclamation.  We recognize an expense for the estimated fair value of certain future obligations for reclaiming and recycling the solar modules that we have sold once they have reached the end of their useful lives. See note 7 for further information about this obligation and how we account for it.

Revenue recognition.  We sell our products directly to system integrators and recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred and title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectibility of the resulting receivable is reasonably assured. Under this policy, we record a trade receivable for the selling price of our product and reduce inventory for the cost of goods sold when delivery occurs in accordance with the terms of the respective sales contracts. During 2006, we changed the terms of our sales contracts with all of our significant customers to provide that delivery occurs when we deliver our products to the carrier, rather than when the products are received by our customer, as had been our terms under our prior contracts. This change in the terms of our sales contracts resulted in a one-time increase to our net sales of $5.4 million during the year ended December 30, 2006. We do not offer extended payment terms or rights of return for our sold products.

Shipping and handling costs.  Shipping and handling costs are classified as a component of cost of sales. Customer payments of shipping and handling costs are recorded as a component of net sales.

Stock-based compensation.  We account for stock-based employee compensation arrangements in accordance with SFAS 123 (revised 2004), Share-Based Payments, which we adopted during the first quarter of the year ended December 31, 2005 using the “modified retrospective” method of transition. SFAS 123(R) requires us to recognize compensation cost in our financial statements for the fair value of share-based payments as of their grant date. We use the Black-Scholes-Merton option valuation formula to estimate the grant date fair value of our employee stock option awards. This formula requires us to estimate a number of input parameters, including the expected term of our employee stock options and the future volatility of our stock price.

We developed our estimate of our options’ expected terms as of their grant dates, which represents the period of time from the grant date that we expect the options to remain outstanding, as the midpoint between the options’ vesting dates and expiration dates. Because our stock is newly publicly traded, we do not have a meaningful observable share-price volatility; therefore, we based our estimate of the expected volatility of our future stock price on that of similar publicly-traded companies and we expect to continue to estimate our expected stock price volatility in this manner until such time as we might have adequate historical data to refer to from our own traded share prices.

The stock-based compensation expense that we recognized in our results of operations is based on the number of awards expected to ultimately vest, so the actual award amounts have been reduced for estimated forfeitures. SFAS 123(R)requires us to estimate forfeitures at the time the options are granted and revise those estimates, if

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

necessary, in subsequent periods. We estimated forfeitures based on our historical experience with forfeitures of our options, giving consideration to whether future forfeiture behavior might be expected to differ from past behavior.

We recognize compensation cost for awards with graded vesting schedules on a straight-line basis over the requisite service periods for each separately vesting portion of the awards as if each award was, in substance, multiple awards.

Research and development expense.  Research and development costs are incurred during the process of researching and developing new products and enhancing our existing products, technologies and manufacturing processes and consist primarily of compensation and related costs for personnel, materials, supplies, equipment depreciation and consultant and laboratory testing costs. We expense these costs as incurred until the resulting product has been completed and tested and is ready for commercial manufacturing.

We are party to several research grant contracts with the U.S. federal government under which we receive reimbursement for specified costs incurred for certain of our research projects. We record amounts recoverable from these grants as an offset to research and development expense when the related research and development costs are incurred, which is consistent with the timing of our contractual right to receive the cost reimbursement. We have included grant proceeds of $1.0 million, $0.9 million and $0.9 million as offsets to research and development expense during the years ended December 25, 2004, December 31, 2005 and December 30, 2006, respectively.

Production start-up expense.  Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs, to the extent we cannot capitalize the expenditure.

Income taxes.  First Solar Holdings, LLC was formed as a limited liability company and, accordingly, was not subject to U.S. federal or state income taxes, although certain of its foreign subsidiaries were subject to income taxes in their local jurisdictions. However, upon incorporation as First Solar, Inc. during the first quarter of 2006, the company became subject to U.S. federal and state income taxes.

We account for income taxes using the asset and liability method, in accordance with SFAS 109, Accounting for Income Taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using the enacted tax laws expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled; we will recognize the effect on deferred tax assets and liabilities of a change in tax laws in the results of our operations during the period that includes the enactment date. We record valuation allowances to reduce deferred tax assets when we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.

We operate in multiple taxing jurisdictions under several legal forms. As a result, we are subject to the jurisdiction of a number of U.S. and non U.S. tax authorities and to tax agreements and treaties among these authorities. Our operations in these different jurisdictions are taxed on various bases, including income before taxes calculated in accordance with jurisdictional regulations. Determining our taxable income in any jurisdiction requires the interpretation of the relevant tax laws and regulations and the use of estimates and assumptions about significant future events, including the following: the amount, timing and character of deductions; permissible revenue recognition methods under the tax law; and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, currency exchange restrictions, or our level of operations or

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

profitability in each taxing jurisdiction could have an impact on the amount of income tax assets, liabilities, expenses and benefits that we record during any given period.

See note 14 for more information about the impact of income taxes on our financial position and results of operations.

Per share data.  Basic income (loss) per share is based on the weighted effect of all common shares outstanding and is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the weighted effect of all common shares and dilutive potential common shares outstanding and is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

Comprehensive income (loss).  Our comprehensive income (loss) consists of our net income (loss), changes in unrealized gains or losses on derivative instruments that we hold and that qualify as and that we have designated as cash flow hedges and the effects on our consolidated financial statements of translating the financial statements of our subsidiaries that operate in foreign currencies. We present our comprehensive income (loss) in combined consolidated statements of members’/stockholders’ equity and comprehensive income (loss). Our accumulated other comprehensive income (loss) is presented as a component of equity in our consolidated balance sheets and consists of the cumulative amount of net financial statement translation adjustments and unrealized gains or losses on cash flow hedges that we have incurred since the inception of our business.

Recent accounting pronouncements.  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes. Tax law is subject to significant and varied interpretation, so an enterprise may be uncertain whether a tax position that it has taken will ultimately be sustained when it files its tax return. FIN 48 establishes a “more-likely-than-not” threshold that must be met before a tax benefit can be recognized in the financial statements and, for those benefits that may be recognized, stipulates that enterprises should recognize the largest amount of the tax benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the taxing authority. FIN 48 also addresses changes in judgments about the realizability of tax benefits, accrual of interest and penalties on unrecognized tax benefits, classification of liabilities for unrecognized tax benefits and related financial statement disclosures. We will adopt FIN 48 at the beginning of fiscal 2007. Based on our current assessment and subject to any changes that may result from additional technical guidance being issued, we expect the adoption of FIN 48 to increase our reserves for uncertain tax positions by less than $1.0 million, which we will record as a cumulative effect adjustment to equity.

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements when quantifying current year misstatements during a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. We have applied SAB 108 during the preparation of our financial statements and the application of SAB 108 did not have a material effect on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value and to report unrealized gains and losses on those assets and liabilities in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our financial position and results of operations.

In July 2006, the FASB issued EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation). The adoption of EITF No. 06-3 did not have an impact on our consolidated financial statements. Our accounting policy has been to present above mentioned taxes on a net basis, excluded from revenues.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 3.	Consolidated Balance Sheet Details

Accounts receivable, net

Accounts receivable, net consisted of the following at December 31, 2005 and December 30, 2006 (in thousands):

	2005	2006

Accounts receivable, gross	$1,102	$27,970
Allowance for doubtful accounts	(4)	(4)

Accounts receivable, net	$1,098	$27,966

Inventories

Inventories consisted of the following at December 31, 2005 and December 30, 2006 (in thousands):

	2005	2006

Raw materials	$1,675	$8,212
Work in process	597	1,123
Finished goods	4,645	7,175

Total inventories	$6,917	$16,510

Property, plant and equipment

Property, plant and equipment consisted of the following at December 31, 2005 and December 30, 2006 (in thousands):

	2005	2006

Buildings and improvements	$20,959	$21,804
Machinery and equipment	18,596	79,803
Office equipment and furniture	1,496	4,428
Leasehold improvements	1,362	3,086

Gross depreciable property, plant and equipment	42,413	109,121
Accumulated depreciation and amortization	(8,877)	(18,880)

Net depreciable property, plant and equipment	33,536	90,241
Land	1,047	2,836
Construction in progress	39,195	85,791

Net property, plant and equipment	$73,778	$178,868

Depreciation and amortization of property, plant and equipment was $1.9 million, $3.4 million and $10.2 million for the years ended December 25, 2004, December 31, 2005 and December 30, 2006, respectively.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

We incurred and capitalized interest cost (into our property, plant and equipment) as follows during the years ended December 25, 2004, December 31, 2005 and December 30, 2006 (in thousands):

	2004	2005	2006

Interest cost incurred	$447	$773	$4,363
Interest capitalized	(347)	(355)	(3,340)

Interest expense	$100	$418	$1,023

Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2005 and December 30, 2006 (in thousands):

	2005	2006

Accounts payable	$4,599	$14,001
Product warranty liability	1,853	2,764
Income tax payable	—	5,152
Accrued compensation and benefits	780	2,642
Other accrued expenses	6,539	$7,524

Total accounts payable and accrued expenses	$13,771	$32,083

Note 4.	Economic Development Funding

On July 26, 2006, we were approved to receive taxable investment incentives (“Investitionszuschüsse”) of approximately €21.5 million ($28.0 million at an assumed exchange rate of $1.30/€1.00) from the State of Brandenburg, Germany. These funds will reimburse us for certain costs we will incur building our plant in Frankfurt (Oder), Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Receipt of these incentives is conditional upon the State of Brandenburg, Germany having sufficient funds allocated to this program to pay the reimbursements we claim. In addition, we are required to operate our facility for a minimum of five years and employ a specified number of employees during this period. Our incentive approval expires on December 31, 2009. As of December 30, 2006, we had received cash payments of $16.8 million under this program and we had accrued an additional $4.0 million that we are eligible to receive under this program based on qualifying expenditures that we had incurred through that date.

We are eligible to recover up to approximately €23.8 million ($30.9 million at an assumed exchange rate of $1.30/€1.00) of expenditures related to the construction of our plant in Frankfurt (Oder), Germany under the German Investment Grant Act of 2005 (“Investitionszulagen”). This Act permits us to claim tax-exempt reimbursements for certain costs we will incur building our plant in Frankfurt (Oder), Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Tangible assets subsidized under this program have to remain in the region for at least 5 years. In accordance with the administrative requirements of the Act, we plan to claim reimbursement under the Act in conjunction with the filing of our tax returns with the local German tax office. Therefore we do not expect to receive funding from this program until we file our annual tax return for fiscal 2006 in 2007. In addition, this program expired on December 31, 2006 and we can only claim reimbursement for investments completed by this date. The majority of our buildings and structures and our investment in machinery and equipment were completed by this date. As of December 30, 2006, we had accrued $23.5 million that we are eligible to receive under this program based on qualifying expenditures that we had incurred through that date.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 5.	Intangible Assets

Included in other non-current assets on our consolidated balance sheets are intangible assets, substantially all of which are patents on technologies related to our products and production processes. We record an asset for patents based on the legal, filing and other costs incurred to secure them and amortize these costs on a straight-line basis over estimated useful lives ranging from 5 to 15 years. Amortization expense for our patents was less than $0.1 million for each of the years ended December 25, 2004, December 31, 2005 and December 30, 2006. Intangible assets consisted of the following at December 31, 2005 and December 30, 2006 (in thousands):

	2005	2006

Intangible assets, gross	$1,389	$1,389
Accumulated amortization	(1,120)	(1,141)

Intangible assets, net	$269	$248

Estimated future amortization expense for our patents is as follows at December 30, 2006 (in thousands):

2007	$20
2008	$20
2009	$20
2010	$20
2011	$20
Thereafter	$148

Note 6.	Restricted Investments

Our restricted investments consist of a funding arrangement for our solar module reclamation and recycling program (see note 7), a debt service reserve account of $4.0 million for our credit facility with a consortium of banks led by IKB Deutsche Industriebank AG (see note 8) and cash held by a financial institution as collateral for a letter of credit.

We pre-fund our estimated product reclamation and recycling expense at the time of sale through an agreement with a financial services company. During the years 2028 through 2045, we may elect to commute the agreement and receive back the amounts we have deposited plus a rate of return (computed at 5.3% for the years 2005 through 2022 and LIBOR less 0.35% thereafter) less any cost reimbursements that we have already received. At December 31, 2005 and December 30, 2006, the cumulative amount of deposits made and the investment returns earned through that date were $1.3 million and $3.0 million, respectively, which we report as a restricted investment on our consolidated balance sheet. We will make additional deposits during 2007, based on our estimates made two months before the deposits are due, of the number of modules that we expect to ship during 2007.

During fiscal 2006 we entered into a sale and purchase agreement with one of our suppliers which required us to deliver an irrevocable standby letter of credit in the amount of $1.3 million. This letter of credit has been collateralized through a bank deposit account which we have classified as a restricted investment.

Note 7.	Product Reclamation Liability

Legislative initiatives in Europe hold manufacturers responsible for the return and recycling of certain electrical products. The legislation passed to date does not include solar modules, but based on the progress of legislative deliberations and our commitment to the environment, we determined in the fourth quarter of 2004 that we should develop a program for ensuring the reclamation and recycling of the modules that we sell in Europe. As a result, we included a solar module reclamation and recycling arrangement in our standard 2005 and 2006 sales contracts, into which our customers, who are solar electricity generation project developers and system integrators, can enroll the eventual system owners. Under this arrangement, we agree to provide for the reclamation and

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

recycling of the materials in our solar modules and the system owners agree to notify us, disassemble their solar electricity generation systems, package the solar modules for shipment and revert ownership rights over the modules back to us at the end of their expected service lives.

During the years ended December 31, 2005 and December 30, 2006, we have recorded accrued recycling liabilities for the estimated fair value of our obligations for the reclamation and recycling of our solar modules and we have made associated charges to cost of sales. We based our estimate of the fair value of our reclamation and recycling obligations on the present value of the expected future cost of reclaiming and recycling the modules, which includes the cost of packaging the module for transport, the cost of freight from the module’s installation site to a recycling center and the material, labor and capital costs of the recycling process. We based this estimate on our experience reclaiming and recycling our solar modules and on our expectations about future developments in recycling technologies and processes and about economic conditions at the time the modules will be reclaimed and recycled. In the periods between the time of our sales and our settlement of the reclamation and recycling obligations, we accrete the carrying amount of the associated liability by applying the discount rate used in its initial measurement. Our module end-of-life reclamation and recycling liabilities totaled $0.9 million at December 31, 2005 and $3.7 million at December 30, 2006 and are classified as accrued recycling with non-current liabilities on our consolidated balance sheets. We charged $0.9 million and $2.5 million to cost of sales for the fair value of our reclamation and recycling obligation for modules sold during the years ended December 31, 2005 and December 30, 2006, respectively. During the years ended December 31, 2005 and December 30, 2006, the accretion expense on our reclamation and recycling obligations was insignificant.

Starting in the first quarter of 2005, we also offered participation in the solar module reclamation and recycling program to owners of the 164,000 modules that we sold during 2003 and 2004, at no charge to the owners. When owners enroll in the program, we record liabilities for the estimated fair value of our obligations for the reclamation and recycling of the solar modules, with an associated charge to cost of sales. We estimate the fair value of our obligation and account for the subsequent accretion the same way as for our obligation for solar modules sold during 2005 and 2006. During the year ended December 31, 2005, our costs related to this program were insignificant. During the year ended December 30, 2006, we charged $0.3 million to cost of sales for the fair value of the obligations incurred during that year for modules sold during 2003 and 2004. The accretion expense on those obligations was insignificant during the year ended December 30, 2006. If all owners participated as of December 30, 2006, we estimate that the fair value of our obligation would be $0.5 million.

Note 8.	Debt

Current related party debt

During the year ended December 31, 2005, we borrowed $20.0 million from the Estate of John T. Walton, an affiliate of our majority shareholder, under a promissory note, all of which was outstanding at December 31, 2005. During January 2006, we borrowed an additional $10.0 million and subsequently repaid the entire $30.0 million in February 2006. These notes were unsecured, the balances were payable on demand and interest was payable monthly at an annual rate equal to the short term Applicable Federal Rate published by the Internal Revenue Service (4.34% at December 31, 2005). We classified these notes as a current liability on our consolidated balance sheet at December 31, 2005.

During July 2006, we entered into a loan agreement, which we amended and restated on August 7, 2006, with the Estate of John T. Walton under which we could draw up to $34.0 million. Interest was payable monthly at the annual rate of the commercial prime lending rate; principal was to be repaid at the earlier of January 2008 or the completion of an initial public offering of our stock. This loan did not have any collateral requirements. As a condition of obtaining this loan, we were required to use a portion of the proceeds to repay the principal of our loan from Kingston Properties, LLC, a related party. During July 2006, we drew $26.0 million against this loan, $8.7 million of which we used to repay the Kingston Properties, LLC loan. Upon completion of our initial public offering in November 2006, we repaid the entire $26.0 million loan balance.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

We had no related party debt outstanding at December 30, 2006.

Long-term debt

Our long-term debt at December 31, 2005 and December 30, 2006 consisted of the following (in thousands):

	December 31,	December 30,
	2005	2006

Euro denominated loan, variable interest Euribor plus 1.6%, due 2008 through 2012	$—	$45,216
2.25% loan, due 2006 through 2015	15,000	14,865
3.70% loan from a related party, due June 1, 2010	8,700	—
0.25% — 3.25% loan, due 2007 through 2009	5,000	5,000
Capital lease obligations	23	15

	28,723	65,096
Less unamortized discount	—	(738)

Total long-term debt	28,723	64,358
Less current portion	(142)	(3,311)

Non-current portion	$28,581	$61,047

On July 27, 2006, First Solar Manufacturing GmbH, a wholly owned indirect subsidiary of First Solar, Inc., entered into a credit facility agreement with a consortium of banks led by IKB Deutsche Industriebank AG under which we can draw up to €102.0 million ($132.6 million at an assumed exchange rate of $1.30/€1.00) to fund costs of constructing and starting up our German plant. This credit facility consists of a term loan of up to €53.0 million ($68.9 million at an assumed exchange rate of $1.30/€1.00) and a revolving credit facility of €27.0 million ($35.1 million at an assumed exchange rate of $1.30/€1.00). The facility also provides for a bridge loan, which we can draw against to fund construction costs that we later expect to be reimbursed through funding from the Federal Republic of Germany under the Investment Grant Act of 2005 (“Investitionszulagen”), of up to €22.0 million ($28.6 million at an assumed exchange rate of $1.30/€1.00). We can make drawdowns against the term loan and the bridge loan until December 30, 2007 and we can make drawdowns against the revolving credit facility until September 30, 2012. We have incurred costs related to the credit facility totaling $2.0 million as of December 30, 2006, which we will recognize as interest and other financing expenses over the time that borrowings are outstanding under the credit facility. We also pay an annual commitment fee of 0.6% of any amounts not drawn down on the credit facility. At December 30, 2006, we had outstanding borrowings of $45.2 million under the term loan, which we classify as long-term debt and $16.3 million under the bridge loan, which we classify as short-term debt. We had no outstanding borrowings under the revolving credit facility at December 30, 2006.

We must repay the term loan in twenty quarterly payments beginning on March 31, 2008 and ending on December 30, 2012. We must repay the bridge loan with any funding we receive from the Federal Republic of Germany under the Investment Grant Act of 2005, but in any event, the bridge loan must be paid in full by December 30, 2008. Once repaid, we may not draw again against term loan or bridge loan facilities. The revolving credit facility expires on and must be completely repaid by December 30, 2012. In certain circumstances, we must also use proceeds from fixed asset sales or insurance claims to make additional principal payments and during 2009 we will also be required to make a one-time principal repayment equal to 20% of any “surplus cash flow” of First Solar Manufacturing GmbH during 2008. Surplus cash flow is a term defined in the credit facility agreement that is approximately equal to cash flow from operating activities less required payments on indebtedness.

We pay interest at the annual rate of the Euro interbank offered rate (Euribor) plus 1.6% on the term loan, Euribor plus 2.0% on the bridge loan and Euribor plus 1.8% on the revolving credit facility. Each time we make a draw against the term loan or the bridge loan, we may choose to pay interest on that drawdown every three or six

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

months; each time we make a draw against the revolving credit facility, we may choose to pay interest on that drawdown every one, three, or six months. The credit facility requires us to mitigate our interest rate risk on the term loan by entering into pay-fixed, receive-floating interest rate swaps covering at least 75% of the balance outstanding under the term loan.

The Federal Republic of Germany is guaranteeing 48% of our combined borrowings on the term loan and revolving credit facility and the State of Brandenburg is guaranteeing another 32%. We pay an annual fee, not to exceed €0.5 million ($0.7 million at an assumed exchange rate of $1.30/€1.00) for these guarantees. In addition, we must maintain a debt service reserve of €3.0 million ($3.9 million at an assumed exchange rate of $1.30/€1.00) in a restricted bank account, which the lenders may access if we are unable to make required payments on the credit facility. Substantially all of our assets in Germany, including the German plant, have been pledged as collateral for the credit facility and the government guarantees.

The credit facility contains various financial covenants with which we must comply. First Solar Manufacturing GmbH’s cash flow available for debt service must be at least 1.1 times its required principal and interest payments for all its liabilities and the ratio of its total noncurrent liabilities to earnings before interest, taxes, depreciation and amortization may not exceed 3.0:1 from January 1, 2008 through December 31, 2008, 2.5:1 from January 1, 2009 through December 31, 2009 and 1.5:1 from January 1, 2010 through the remaining term of the credit facility.

The credit facility also contains various non-financial covenants with which we must comply. We must submit various financial reports, financial calculations and statistics, operating statistics and financial and business forecasts to the lender. We must adequately insure our German operation and we may not change the type or scope of its business operations. First Solar Manufacturing GmbH must maintain adequate accounting and information technology systems. Also, First Solar Manufacturing GmbH cannot open any bank accounts (other than those required by the credit facility), enter into any financial liabilities (other than intercompany obligations or those liabilities required by the credit facility), sell any assets to third parties outside the normal course of business, make any loans or guarantees to third parties, or allow any of its assets to be encumbered to the benefit of third parties without the consent of the lenders and government guarantors.

Our ability to withdraw cash from First Solar Manufacturing GmbH for use in other parts of our business is restricted while we have outstanding obligations under the credit facility and associated government guarantees. First Solar Manufacturing GmbH’s cash flows from operations must generally be used for the payment of loan interest, fees and principal before any remainder can be used to pay intercompany charges, loans, or dividends. Furthermore, First Solar Manufacturing GmbH generally cannot make any payments to affiliates if doing so would cause its cash flow available for debt service to fall below 1.3 times its required principal and interest payments for all its liabilities for any one year period or cause the amount of its equity to fall below 30% of the amount of its total assets. First Solar Manufacturing GmbH also cannot pay commissions of greater than 2% to First Solar affiliates that sell or distribute its products. Also, we may be required under certain circumstances to contribute more funds to First Solar Manufacturing GmbH, such as if project-related costs exceed our plan, we do not recover the expected amounts from governmental investment subsidies, or all or part of the government guarantees are withdrawn. If there is a decline in the value of the assets pledged as collateral for the credit facility, we may also be required to pledge additional assets as collateral.

During the year ended December 31, 2005, we received a $15.0 million loan from the Director of Development of the State of Ohio, $14.9 million of which was outstanding at December 30, 2006. Interest is payable monthly at the annual rate of 2.25%; principal payments commenced on December 1, 2006 and end on July 1, 2015. Land and buildings at our Ohio plant with a net book value of $21.6 million at December 30, 2006 have been pledged as collateral for this loan.

During the year ended December 25, 2004, we received a $5.0 million loan from the Director of Development of the State of Ohio, all of which was outstanding at December 30, 2006. Interest is payable monthly at annual rates starting at 0.25% during the first year the loan is outstanding, increasing to 1.25% during the second and third years,

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

increasing to 2.25% during the fourth and fifth years and increasing to 3.25% for each subsequent year; principal payments commence on January 1, 2007 and end on December 1, 2009. Machinery and equipment at our Ohio plant with a net book value of $9.8 million at December 30, 2006 have been pledged as collateral for this loan. Due to the preparation of our registration statement for our initial public offering, we did not meet the non-financial covenant to furnish our audited financial statements for the year ended December 31, 2005 to the lender within 120 days after our fiscal year end and we received a waiver for that requirement from the lender on June 5, 2006. We have subsequently provided these financial statements to the lender.

During the year ended December 27, 2003, we received an $8.7 million loan from Kingston Properties, LLC, an affiliate of our majority stockholder. Interest accrued at the annual rate of 3.70% and was payable in monthly installments of $27,000; the principal amount and any unpaid accrued interest was due on June 1, 2010. We repaid the entire principal balance of this loan and all accrued interest in July 2006.

At December 30, 2006, future principal payments on our long-term debt, excluding payments related to capital leases, which are disclosed in note 11, were due as follows (in thousands):

2007	$3,305
2008	10,120
2009	12,416
2010	10,783
2011	13,078
Thereafter	15,379

Total long-term debt	$65,081

We made interest payments to related parties of $0.3 million, $0.6 million and $1.1 million for the years ended December 25, 2004, December 31, 2005 and December 30, 2006, respectively.

Note 9.	Interest Rate Swap Agreements

We have interest rate swap agreements with a financial institution that effectively convert to fixed rates the floating variable rate of Euribor on certain drawdowns taken on the term loan portion of our credit facility with a consortium of banks led by IKB Deutsche Industriebank AG (see note 8). At December 30, 2006, the notional values of the interest rate swaps (in thousands) and their annual fixed payment rates and maturities were as follows:

Notional Amount	Fixed Rate	Maturity

€14,921 ($19,397 at an assumed exchange rate of $1.30/€1.00)	3.96%	December 2012
€9,902 ($12,873 at an assumed exchange rate of $1.30/€1.00)	4.03%	December 2012
€3,928 ($5,106 at an assumed exchange rate of $1.30/€1.00)	4.07%	December 2012

The notional amounts of the interest rate swaps are scheduled to decline in accordance with our scheduled principal payments on the hedged term loan drawdowns. These derivative financial instruments qualified for accounting as cash flow hedges in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities and we designated them as such. As a result, we classified the aggregate fair value of the interest rate swap agreements, which was less than of $0.1 million, as an other current asset on our balance sheet at December 30, 2006 and we record changes in that fair value in other comprehensive income. We assessed the interest rate swap agreements as highly effective as cash flow hedges at December 30, 2006. We did not enter into any interest rate swap agreements prior to 2006. We use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use interest rate swap agreements for speculative or trading purposes.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 10.	Benefit Plans

We offer a 401(k) retirement savings plan into which all of our United States employees can voluntarily contribute a portion of their annual salaries and wages, subject to legally prescribed dollar limits. We also offered a SIMPLE IRA, which we terminated during 2006, for employees in our Phoenix office. Our contributions to our employees’ plan accounts are made at the discretion of our board of directors and are based on a percentage of the participating employees’ contributions. In addition, our 401(k) plan requires a 4 year vesting period on employer contributions. During 2006, we matched half of the first 4% of their compensation that our employees contributed to the 401(k) Plan and all of the first 3% of their compensation that our Phoenix based employees contributed to the SIMPLE IRA. Our contributions to the plans totaled $0.1 million, $0.2 million and $0.3 million for the years ended December 25, 2004, December 31, 2005 and December 30, 2006 respectively. None of these benefit plans offered participants an option to invest in our common stock.

Note 11.	Commitments and Contingencies

Lease commitments

We lease our headquarters in Phoenix, Arizona, a customer service office in Mainz, Germany and a business development office in Berlin, Germany under non-cancelable operating leases, which expire in March 2007, April 2009 and May 2007, respectively. The leases require us to pay property taxes, common area maintenance and certain other costs in addition to base rent. We also lease certain machinery and equipment and office furniture and equipment under operating and capital leases. Future minimum payments under all of our non-cancelable leases are as follows as of December 30, 2006 (in thousands):

	Capital	Operating
	Leases	Leases	Total

2007	$9	$388	$397
2008	7	290	297
2009	6	284	290
2010	2	280	282
2011	—	272	272
Thereafter	—	—	—

Total minimum lease payments	24	$1,514	$1,538

Less amounts representing interest	(9)

Present value of minimum lease payments	15
Less current portion of obligations under capital leases	(6)

Non-current portion of obligations under capital leases	$9

Our rent expense was $0.4 million, $0.4 million and $0.6 million in each of the years ended December 25, 2004, December 31, 2005 and December 30, 2006, respectively.

Purchase commitments

We purchase raw materials for inventory, services and manufacturing equipment from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, we enter into agreements with suppliers that either allow us to procure goods and services when we choose or that establish purchase requirements. In certain instances, these latter agreements allow us the option to cancel, reschedule, or adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our recorded purchase commitments are firm, non-cancelable and unconditional. At December 30,

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

2006, our obligations under firm, non-cancelable and unconditional agreements were approximately $56.9 million, of which $26.5 million was for commitments related to plant construction and maintenance. $36.4 million of our purchase obligations are due in fiscal 2007.

Product warranties

Product warranty activity during the years ended December 24, 2004, December 31, 2005 and December 30, 2006 was as follows (in thousands):

	2004	2005	2006

Product warranty liability, beginning of period	$462	$2,425	$1,853
Accruals for new warranties issued (warranty expense)	1,900	637	1,675
Settlements	(171)	(170)	(554)
Change in estimate of warranty liability	234	(1,039)	(210)

Product warranty liability, end of period	$2,425	$1,853	$2,764

We reduced our estimate of our product warranty liability by $1.0 million in the year ended December 31, 2005 because of the reductions in our manufacturing costs achieved in that year, which reduced our estimate of the cost required to replace our solar modules under warranty.

Environmental matters

Our environmental liabilities were $0.1 million and nil for the years ended December 31, 2005 and December 30, 2006, respectively and are classified with other noncurrent liabilities on our consolidated balance sheets. The majority of our liability at December 31, 2005 relates to our estimate of the future costs of remediation at our research and development facilities in Toledo, Ohio (closed in 1999) and Eckel Junction, Ohio (closed in 2004).

Legal matters

We are a party to litigation matters and claims that are normal in the course of our operations. While we believe that the ultimate outcome of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows, the outcome of these matters is not determinable and negative outcomes may adversely affect us.

Sales Agreements

In April 2006, we entered into contracts with six European project developers and systems integrators for the purchase and sale of a significant portion of our planned production of solar modules during the period from 2006 to 2012. Under these contracts, we agree to provide each customer with solar modules totaling certain amounts of power generation capability during specified time periods. Our customers are entitled to certain remedies in the event of missed deliveries of the total kilowatt volume. Such delivery commitments are established through a rolling four quarter forecast that defines the specific quantities to be purchased on a quarterly basis and schedules the individual shipments to be made to our customers. In the case of a late delivery, our customers are entitled to a maximum charge of up to 6% of the delinquent revenue. If we do not meet our annual minimum volume shipments or the minimum average Watt per module, our customers also have the right to terminate these contracts on a prospective basis.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 12.	Stockholders’ Equity

Preferred stock

We have authorized 30,000,000 shares of undesignated preferred stock, $0.001 par value, none of which was issued and outstanding at December 30, 2006. Our board of directors is authorized to determine the rights, preferences and restrictions on any series of issued preferred stock that we may issue.

Common stock

We have authorized 500,000,000 shares of common stock, $0.001 par value, 72,331,964 shares of which were issued and outstanding at December 30, 2006. Each share of common stock has the right to one vote. No dividends have been declared or paid as of December 30, 2006.

Employee stock options on redeemable shares

During the years ended December 27, 2003 and December 31, 2005, we issued to certain employees options to purchase a total of 1,872,100 shares of our common stock that had a provision allowing, upon the employees’ deaths, their estates to sell any equity shares obtained as a result of exercising the options back to us at an amount equal to the then current fair value per share. As a result of this provision, we report the vested portion of the intrinsic value of these stock options on our consolidated balance sheet as employee stock options on redeemable shares. These options also allow the employees to sell back to us at fair value any equity shares obtained as a result of exercising the options if the employee becomes disabled or if his employment with us is terminated other than for cause or good reason or upon termination resulting from a change of control (as defined in the award agreement). These rights did not expire upon the consummation of our initial public offering of our common stock during the year ended December 30, 2006.

Equity transactions

During the years ended December 25, 2004, December 31, 2005 and December 30, 2006, we received cash equity contributions of $17.9 million, $16.7 million and $30.0 million, respectively, from our then sole owner.

During the year ended December 30, 2006, we received $73.3 million from the issuance of $74.0 million in convertible senior subordinated notes due in 2011, less $0.7 million of issuance costs that we deferred. Later during the same year, we extinguished these notes by payment of 4,261,000 shares of our common stock to the note holder. This extinguishment took place under the terms of a negotiated extinguishment agreement and not under the conversion terms of the original note purchase agreement; however, the settlement terms of the negotiated extinguishment agreement were, in substance, similar to, but not identical to, the terms of the original note purchase agreement. As a result of the extinguishment, we recorded a $74.0 million increase in our stockholders’ equity and a $43,000 loss on the extinguishment of the notes, which we recorded in other income (expense), net in our consolidated statement of operations.

The Securities and Exchange Commission declared our first registration statements effective on November 16, 2006, which we filed on Forms S-1 (Registration No. 333-135574 and 462(b) Registration No. 333-138779) under the Securities Act of 1993 in connection with the initial public offering of our common stock. Under these registration statements, we registered 22,942,500 shares of our common stock, including 2,942,500 subject to an underwriter’s over-allotment option. We registered 16,192,500 of these shares on our own behalf and 6,750,000 of these shares on behalf of certain of our stockholders, including one of our officers. In November 2006, we completed the initial public offering, in which we sold all of these shares that we registered on our behalf and on behalf of the selling stockholders, for an aggregate public offering price of $458.9 million, which included $58.9 million from the underwriters’ exercise of their over-allotment option. Of the $458.9 million of total gross proceeds, we received gross proceeds of $323.9 million, against which we charged $16.6 million of underwriting discounts and commissions and $4.6 million of other costs of the offering, resulting in a net increase in our paid-in

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

capital of $302.7 million. The remaining $135.0 million of gross proceeds went to selling stockholders; they applied $8.4 million to underwriting discounts and commissions and received $126.6 million of the offering proceeds.

On November 22, 2006, we awarded a total of 2,188 fully vested, unrestricted shares of our common stock to the independent members of our board of directors. We recognized $0.1 million of share-based compensation expense for this transaction.

Note 13.	Stock Options

During 2003, we adopted our 2003 Unit Option Plan (the “2003 Plan”). In connection with our February 2006 conversion from a limited liability company to a corporation, we converted each outstanding option to purchase one limited liability membership unit under the 2003 Plan into an option to purchase one share of our common stock, in each case at the same exercise price and subject to the other terms and conditions of the outstanding option. Under the 2003 Plan, we may grant non-qualified options to purchase common shares of First Solar,Inc. to employees of First Solar, Inc. (including its parent and any of its subsidiaries) and non-employee individuals and entities that provide services to First Solar, Inc., its parent, or any of its subsidiaries. The 2003 Plan is administered by a committee appointed by our board of directors, which is authorized to, among other things, determine who will receive grants and determine the exercise price and vesting schedule of the options. The maximum number of new shares of our common stock that may be delivered by awards granted under the 2003 Plan is 6,847,060 and the shares underlying forfeited, expired, terminated, or cancelled awards become available for new award grants. Our board of directors may amend, modify, or terminate the 2003 Plan without the approval of our stockholders. We may not grant awards under the 2003 Plan after 2013, which is the tenth anniversary of the plan’s approval by our stockholders. At December 30, 2006, 1,810,453 shares were available for grant under the 2003 Plan. All shares available for grant under the 2003 Plan, all options outstanding under the plan and all shares outstanding from the exercise of options under the plan have been adjusted to give effect to the 4.85 to 1 stock split of our common shares during 2006 (see note 12).

During 2006, we adopted our 2006 Omnibus Incentive Compensation Plan (the “2006 Plan”). Under the 2006 Plan, directors, employees and consultants of First Solar, Inc. (including any subsidiaries) are eligible to participate. The 2006 Plan is administered by the compensation committee of our board of directors (or any other committee designated by our board of directors), which is authorized to, among other things, determine who will receive grants and determine the exercise price and vesting schedule of the awards made under the plan. The 2006 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, performance units, cash incentive awards and other equity-based and equity-related awards. The maximum number of new shares of our common stock that may be delivered by awards granted under the 2006 Plan is 5,820,000, of which the maximum number that may be delivered by incentive stock options is 5,820,000 and the maximum number that may be delivered as restricted stock awards is 2,910,000. Also, the shares underlying forfeited, expired, terminated, or cancelled awards become available for new award grants. Our board of directors may amend, modify, or terminate the 2006 Plan without the approval of our stockholders, except stockholder approval is required for amendments that would increase the maximum number of shares of our common stock available for awards under the plan, increase the maximum number of shares of our common stock that may be delivered by incentive stock options, or modify the requirements for participation in the 2006 Plan. We may not grant awards under the 2006 Plan after 2016, which is the tenth anniversary of the plan’s approval by our stockholders. At December 30, 2006, 4,278,631 shares were available for grant under the 2006 Plan.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Following is a summary of our share options as of December 25, 2004 and changes during the year then ended:

	Number of Shares	Weighted Average
	Under Option	Exercise Price

Balance at beginning of year	2,505,398	$2.06
Options granted	550,621	$2.06
Options exercised	—	—
Options canceled	(109,770)	$2.06

Balance at end of year	2,946,249	$2.06

Exercisable at end of year	1,033,050	$2.06

Following is a summary of our share options as of December 31, 2005 and changes during the year then ended:

		Weighted Average		Aggregate
	Number of Shares	Exercise	Remaining	Intrinsic
	Under Option	Price	Contractual Term	Value

Options outstanding at December 25, 2004	2,946,249	$2.06
Options granted	2,761,333	$4.34
Options exercised	—	—		$—
Options forfeited or expired	(434,977)	$3.74

Options outstanding at December 31, 2005	5,272,605	$3.11	7.97	$74,901,000

Options vested, or expected to vest and exercisable at December 31, 2005	1,543,270	$2.29	8.36	$23,187,000

Following is a summary of our share options as of December 30, 2006 and changes during the year then ended:

		Weighted Average		Aggregate
	Number of Shares	Exercise	Remaining	Intrinsic
	Under Option	Price	Contractual Term	Value

Options outstanding at December 31, 2005	5,272,605	$3.11
Options granted	1,543,559	$20.37
Options exercised	(48,500)	$2.06		$740,000
Options forfeited or expired	(238,188)	$3.78

Options outstanding at December 30, 2006	6,529,476	$7.18	6.92	$147,972,000

Options vested, or expected to vest and exercisable at December 30, 2006	1,925,037	$2.57	7.28	$52,501,000

Options granted under the 2003 Plan and 2006 Plan have varying vesting provisions. Some cliff-vest, some vest ratably following the grant date, some vest at different rates during different portions of their vesting periods and some vested on the date of grant. The total fair value of shares vesting during the years ended December 25, 2004, December 31, 2005 and December 30, 2006 were $359,000, $2,689,000 and $1,412,000, respectively. During the

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

year ended December 30, 2006, we received $0.1 million from the exercise of our options; these were the first exercises of our options that have occurred.

Our options expire seven to ten years from their grant date. The following table presents exercise price and remaining life information about options outstanding at December 30, 2006:

	Options Outstanding
			Weighted Average	Options Exercisable
		Weighted	Remaining		Weighted
	Number of	Average	Contractual Life	Number of	Average
Exercise Price Range	Shares	Exercise Price	(Years)	Shares	Exercise Price

$2.06	2,734,181	$2.06	6.87	1,713,990	$2.06
$4.33	1,938,676	$4.33	6.71	—	—
$4.54	315,250	$4.54	8.96	181,875	$4.54
$20.00	1,470,208	$20.00	6.88	29,172	$20.00
$27.78 - $28.59	71,161	$28.12	6.97	—	—

$2.06 - $28.59	6,529,476	$7.18	6.92	1,925,037	$2.57

We have granted options with exercise prices that differed from the fair value of our shares (or membership units, for grants prior to our conversion into a corporation) on the grant date. The following table presents information about the options granted during the years ended December 25, 2004, December 31, 2005 and December 30, 2006:

			Weighted
	Number of	Weighted	Average Fair
	Share Options	Average	Value at Grant
	Granted	Exercise Price	Date

2006:
Exercise price equaled grant date fair value of share	1,543,559	$20.37	$20.37
Exercise price less than grant date fair value of share	—	—	—

	1,543,559	$20.37	$20.37

2005:
Exercise price equaled grant date fair value of share	—	—	—
Exercise price less than grant date fair value of share	2,761,333	$4.34	$14.74

	2,761,333	$4.34	$14.74

2004:
Exercise price equaled grant date fair value of share	550,621	$2.06	$2.06
Exercise price less than grant date fair value of share	—	—	—

	550,621	$2.06	$2.06

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

We estimate the fair value of each option award on its grant date using the Black-Scholes-Merton closed-form option valuation formula, which uses the assumptions documented in the following table for the years ended December 24, 2004, December 31, 2005 and December 30, 2006:

	2004	2005	2006

Share (or membership unit) price on grant date	$2.06	$4.54 - $17.32	$20.00 - $28.59
Stock option exercise price	$2.06	$2.06 - $4.54	$20.00 - $28.59
Expected term	5.5 - 6.8 years	5.0 - 7.5 years	3.5 - 6.0 years
Volatility	80%	80%	75%
Risk-free interest rate	3.17% - 4.31%	3.97% - 4.41%	4.57% - 4.65%
Dividend yield	0.00%	0.00%	0.00%

We estimated our options’ expected terms, which represent our best estimate of the period of time from the grant date that we expect the options to remain outstanding. Because our stock is newly publicly traded, we do not have a meaningful observable share-price volatility; therefore, we based our estimate of the expected volatility of our future stock price on that of similar publicly-traded companies and we expect to continue to estimate our expected stock price volatility in this manner until such time as we might have adequate historical data to refer to from our own traded share prices.

The stock-based compensation expense that we recognized in our results of operations is based on the number of awards expected to ultimately vest, so the actual award amounts have been reduced for estimated forfeitures. SFAS 123(R)requires us to estimate forfeitures at the time the options are granted and revise those estimates, if necessary, in subsequent periods. We estimated forfeitures based on our historical experience with forfeitures of our options, giving consideration to whether future forfeiture behavior might be expected to differ from past behavior.

We recognize compensation cost for awards with graded vesting schedules on a straight-line basis over the requisite service periods for each separately vesting portion of the awards as if each award was, in substance, multiple awards.

The stock-based compensation expense that we charged against our results of operations on our statement of operations was as follows for the years ended December 24, 2004, December 31, 2005 and December 30, 2006 (in thousands):

	2004	2005	2006

Stock-based compensation cost included in:
Cost of sales	$63	$822	$4,160
Research and development	64	639	2,348
Selling, general and administrative	1,016	3,425	5,251
Production start-up	—	—	138

Total stock-based compensation cost	$1,143	$4,886	$11,897

The adoption of SFAS 123(R) required us to change the way we account for forfeitures of employee stock options; in accordance with the provisions of SFAS 123(R), we presented the $0.1 million impact of this change as a cumulative effect of a change in account principle on our statements of operations for the year ended December 31, 2005. The adoption of SFAS 123(R)did not have any effect on our cash flows from operating or financing activities and, since we were not a taxable entity at the time and had not had any exercises of options, did not have any effect on our income taxes. Furthermore, we did not recognize any income tax benefit for stock-based compensation during the years ended December 24, 2004 and December 31, 2005 because we were not organized as an entity subject to income tax during those periods; we did not recognize any income tax benefit for stock-based

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

compensation during the year ended December 30, 2006 due to the valuation allowance on our deferred tax assets. At December 30, 2006, we had $29.9 million of compensation costs related to unvested option awards that remained to be recognized over a weighted average service period of 2.0 years.

Stock-based compensation cost capitalized in our inventory was $0.4 million and $0.2 million at December 31, 2005 and December 30, 2006, respectively.

During the first quarter of the year ended December 31, 2005, we adopted SFAS 123(R) using the modified retrospective method, which involves adjusting our prior consolidated financial statements for the amounts previously reported in our pro forma disclosures under SFAS 123. The following table presents the adjustments that we made to our statements of operations for the effect of the adoption of SFAS 123(R) on our previously reported consolidated financial statements for the year ended December 25, 2004 (in thousands, except per share data):

	2004
			As Reported
	As Reported	Adjustments	and Adjusted

Net sales	$13,522	$—	$13,522
Cost of sales	18,788	63	18,851

Gross profit (loss)	(5,266)	(63)	(5,329)

Operating expenses:
Research and development	1,176	64	1,240
Selling, general, and administrative	8,296	1,016	9,312
Production start-up costs	900	—	900

	10,372	1,080	11,452

Operating loss	(15,638)	(1,143)	(16,781)
Foreign currency gain	116	—	116
Interest expense	(100)	—	(100)
Other income (expense), net	(6)	—	(6)

Net loss	$(15,628)	$(1,143)	$(16,771)

Net loss per share — basic and diluted	$(0.36)	$(0.03)	$(0.39)

Note 14.	Income Taxes

Our 2006 annual income tax was $5.2 million. The 2006 tax rate was 56.7% which primarily reflects a full valuation allowance on our deferred tax assets of $54.9 million. In 2004 and 2005, First Solar operated as a limited liability company (LLC) and, accordingly was not subject to U.S. federal and state taxes. Instead our income was directly taxed by our owners. However, certain of non U.S. subsidiaries were subject to income taxes in their jurisdictions. On February 22, 2206, First Solar converted to a “C” corporation form of organization.

The U.S. and non-U.S. components of our loss before income taxes were as follows during the years ended December 25, 2004, December 31, 2005 and December 30, 2006 (in thousands):

	2004	2005	2006

U.S. income (loss)	$(14,083)	$(4,604)	$10,314
Non-U.S. loss	(2,688)	(1,947)	(1,134)

Income (loss) before income taxes	$(16,771)	$(6,551)	$9,180

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The components of our income tax expense were as follows during the years ended December 25, 2004, December 31, 2005 and December 30, 2006 (in thousands):

	2004	2005	2006

Current expense:
Federal	$—	$—	$4,401
State	—	—	453
Foreign	—	—	352

	—	—	5,206

Deferred expense:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Total income tax expense	$—	$—	$5,206

As a result of our status as a limited liability company and as a result of our net operating losses and a valuation allowance on all of our net deferred tax assets in those jurisdictions in which we did operate under a form of organization subject to income taxes, we did not record any income tax expense or benefit during the years ended December 25, 2004 and December 31, 2005 and did not record a deferred tax expense or benefit during the year ended December 30, 2006.

Our income tax results differ from the amount computed by applying the U.S. statutory federal income tax rate of 35% to our income or losses before income taxes for the following reasons during the years ended December 25, 2004, December 31, 2005 and December 30, 2006 (in thousands):

	2004	2005	2006

Computed income tax (benefit) expense	$(5,870)	$(2,293)	$3,213
Economic development funding benefit	—	—	(8,873)
Permanent differences	—	—	407
(Income) loss not subject to income taxes	4,929	1,611	326
Effect of state taxes	—	—	244
Effect of foreign tax rates	(124)	(91)	(53)
Other	(102)	81	(235)
Valuation allowance	1,167	692	10,177

Reported income tax expense	$—	$—	$5,206

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities calculated for financial reporting purposes and the amounts calculated for preparing our income tax returns in accordance with tax regulations and the net tax effects of operating loss and tax credit carryforwards. The items that gave rise to our deferred taxes at December 31, 2005 and December 30, 2006 were as follows (in thousands):

	2005	2006

Deferred tax assets:
Goodwill	$—	$32,694
Economic development funding	—	8,873
Share-based compensation	—	4,368
Property, plant and equipment	—	4,113
Accrued expenses	461	2,510
Net operating losses	1,321	2,433
Inventory	—	273
Other	83	230

Deferred tax assets, gross	1,865	55,494
Valuation allowance	(1,865)	(54,890)

Deferred tax assets, net of valuation allowance	—	604
Deferred tax liabilities:
Capitalized interest	—	(604)

Net deferred tax assets and liabilities	$—	$—

The ultimate realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions during the future periods in which the related temporary differences become deductible. We determined the valuation allowance on our deferred tax assets in accordance with the provisions of SFAS 109, which require us to weigh both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. We evaluated all significant available positive and negative evidence, including the existence of cumulative net losses, benefits that could be realized from available tax strategies and forecasts of future taxable income, in determining the need for a valuation allowance on our deferred tax assets. After applying the evaluation guidance of SFAS 109, we determined that it was necessary to record a valuation allowance against all of our net deferred tax assets. We will maintain this valuation allowance until sufficient positive evidence exists to support its reversal in accordance with SFAS 109.

Activity in our valuation allowance on our deferred tax assets was as follows during the years ended December 31, 2005 and December 30, 2006 (in thousands):

	2005	2006

Valuation allowance, beginning of year	$1,173	$1,865
Change in form of corporate organization	692	42,848
Additions	—	10,177

Valuation allowance, end of year	$1,865	$54,890

Upon our change in form of corporate organization on February 22, 2006, we recognized $46.2 million of net deferred tax assets and we placed a valuation allowance in that entire amount.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 30, 2006, we had non-U.S. net operating loss carry-forwards of $6.4 million, which have an unlimited expiration period. Our ability to use the net operating loss carryforwards is dependent on our being able to generate taxable income in future periods.

Pro forma information

On February 22, 2006, we changed our status from a limited liability company and were thereafter subject to corporate federal and state income taxes as a subchapter C corporation. Because we had been a limited liability company, we had not reflected deferred taxes in our consolidated financial statements, except for deferred tax assets at certain non-U.S. subsidiaries that were subject to local income tax requirements and upon which we recorded full valuation allowances. Our statement of operations does not include a pro forma presentation calculated in accordance with SFAS 109 for income taxes that would have been recorded had we been a subchapter C corporation because we would have provided a full valuation allowance on all of our net deferred tax assets and therefore would not have recorded a tax provision.

Note 15.	Income (Loss) Per Share

The calculation of basic and diluted income (loss) per share for the years ended December 25, 2004, December 31, 2005 and December 30, 2006 is as follows (in thousands, except per share amounts):

	2004	2005	2006

Basic net income (loss) per share
Numerator:
Income (loss) before cumulative effect of changes in accounting principle	$(16,771)	$(6,551)	$3,974
Cumulative effect of change in accounting Principle	—	89	—

Net income (loss)	$(16,771)	$(6,462)	$3,974

Denominator:
Weighted-average common stock outstanding	39,129	44,244	55,651
Effect of rights issue	4,069	4,602	659

Weighted-average shares used in computing net income (loss) per share	43,198	48,846	56,310

Diluted net income (loss) per share
Denominator:
Weighted-average shares used in computing basic net income per share	43,198	48,846	56,310
Add stock options outstanding	—	—	1,945

Weighted-average shares used in computing diluted net income (loss) per share	43,198	48,846	58,255

	2004	2005	2006

Per share information — basic and diluted:
Income (loss) per share before cumulative effect of change in accounting principle	$(0.39)	$(0.13)	$0.07
Cumulative effect of change in accounting principle	—	0.00	—

Income (loss) per share	$(0.39)	$(0.13)	$0.07

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following outstanding options were excluded from the computation of diluted net income (loss) per share as they had an antidilutive effect (in thousands):

	2004	2005	2006

Options to purchase common stock	2,693	3,522	3,363

Note 16.	Statement of Cash Flows

Following is a reconciliation of net loss to net cash provided by or used in operating activities for the years ended December 25, 2004, December 31, 2005 and December 30, 2006 (in thousands):

	2004	2005	2006
Net income (loss)	$(16,771)	$(6,462)	$3,974
Adjustment to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,944	3,376	10,210
Stock-based compensation	1,143	4,797	11,897
Loss on disposal of property and equipment	—	—	314
Non-cash interest	51	90	394
Non-cash loss	234	27	45
Changes in operating assets and liabilities:
Accounts receivable	(2,486)	3,295	(28,149)
Inventories	(2,124)	(2,861)	(9,742)
Prepaid expenses and other current assets	(226)	(1,074)	(6,689)
Other non-current assets	—	—	142
Accounts payable and accrued expenses	3,050	3,852	17,028

Total adjustments	1,586	11,502	(4,550)

Net cash provided by (used in) operating activities	$(15,185)	$5,040	$(576)

Note 17.	Segment and Geographical Information

SFAS 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the manner in which companies report in their financial statements information about operating segments, products, services, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the enterprise for making operating decisions and assessing financial performance. We operate in one industry segment, which entails the design, manufacture and sale of solar electric power products, so under SFAS 131, we do not present a disaggregation of our consolidated financial results into multiple operating segments, products, or services.

The following table presents net sales for the years ended December 25, 2004, December 31, 2005 and December 30, 2006 by geographic region, which is based on the destination of the shipments (in thousands):

	2004	2005	2006

Germany	$12,800	$47,867	$128,239
All other geographic regions	722	196	6,735

Net sales	$13,522	$48,063	$134,974

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table presents long-lived assets, excluding financial instruments, deferred tax assets and intangible assets, at December 31, 2005 and December 30, 2006 by geographic region, based on the physical location of the assets (in thousands):

	2005	2006

United States	$73,556	$98,559
Germany	222	80,309

Long-lived assets	$73,778	$178,868

Note 18.	Concentrations of Credit and Other Risks

Customer concentration.  The following customers comprised 10% or more of our total net sales during the years ended December 25, 2004, December 31, 2005 and December 30, 2006 (dollars in thousands):

	2004				2005		2006
	Net Sales		% of Total		Net Sales	% of Total	Net Sales	% of Total

Customer #1		$9,209	68.1%		$21,698	45.1%	$23,023	17.1%
Customer #2	$	*	*	%	$5,520	11.5%	$21,568	16.0%
Customer #3	$	*	*	%	$5,483	11.4%	$25,882	19.2%
Customer #4	$	*	*	%	$5,065	10.5%	$25,054	18.6%
Customer #5	$	*	*	%	$5,065	10.5%	$22,353	16.6%

*	Net sales to this customer were less than 10% of our total net sales during this period.

During 2006, we entered into five-year supply agreements, with an option for a sixth year, with six customers who develop solar energy investment projects in Germany. Under these agreements, we agreed to supply the customers with modules with specified total power ratings at specified prices through the term of the contract, along with other terms and conditions.

Credit risk.  Financial instruments that potentially subject us to concentrations of credit risk are primarily cash, cash equivalents and trade accounts receivable. We place cash and cash equivalents with high-credit quality institutions and limit the amount of credit risk from any one issuer. As previously noted, our sales are primarily concentrated among six customers. We monitor the financial condition of our customers and perform credit evaluations whenever deemed necessary. In addition, during the fourth quarter of 2006, we received letters of credit from five of our customers securing accounts receivable as required by our long term customer contracts. Further, effective 2007 our customer payment terms have been reduced to 10 days. We have generally not required collateral for our sales on account.

Geographic risk.  Our solar modules are presently primarily made for incorporation by our customers into electricity generation projects concentrated in a single geographic region, Germany. This concentration of our sales in one geographic region exposes us to local economic risks and local risks from natural or man-made disasters.

Production.  Our products include components that are available from a limited number of suppliers or sources. Shortages of essential components could occur due to interruptions of supply or increases in demand and could impair our ability to meet demand for our products. Our modules are presently produced entirely in one facility in Perrysburg, Ohio. Damage to or disruption of that facility could interrupt our business and impair our ability to generate sales.

International operations.  We derive substantially all of our revenue from sales outside our country of domicile, the United States. Therefore, our financial performance could be affected by events such as changes in foreign currency exchange rates, trade protection measures, long accounts receivable collection patterns and changes in regional or worldwide economic or political conditions.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 19.	Subsequent Events

On January 17, 2007 and February 15, 2007, we received an additional drawdowns totaling €3.0 million ($3.9 million at an assumed exchange rate of $1.30/€1.00) on the bridge loan facility and €8.4 million ($10.9 million at an assumed exchange rate of $1.30/€1.00) on the term loan facility of our credit facility from a consortium of banks led by IKB Deutsche Industriebank AG.

On February 8, 2007 and March 5, 2007, we entered into interest rate swap agreements with a financial institution under which we pay the variable amount of the three month Euribor rate and receive a fixed amounts of 4.29% and 4.25% per annum, respectively, on notional amounts of €10.7 million ($13.9 million at an assumed exchange rate of $1.30/€1.00) and €3.2 million ($4.2 million at an assumed exchange rate of $1.30//€1.00), respectively. These derivative financial instruments are cash flow hedges of the variable interest payments on drawdowns we have taken on the term loan facility of our credit facility from a consortium of banks led by IKB Deutsche Industriebank AG.

On January 24, 2007, we entered into a land lease agreement on a 17.8 hectare lot in Kulim, Malaysia, with an initial lease term of 60 years. We plan to construct a new four line 100 MW solar module manufacturing plant on the leased land. Total rental payments during the lease term will be $6.7 million. We paid $0.7 million upon entering into the lease and the remaining amounts are due in three installments of $2.0 million to be paid in 2007, 2008 and 2009. The lease agreement also provides us with a six year option to lease an adjacent 16.2 hectare lot for a lease term that would expire at the same time as the lease on the 17.8 hectare lot.

On February 26, 2007, we entered into a forward exchange contract to sell €20 million for $26.8 million at a fixed exchange rate of $1.34/€1.00. The contract will be due on February 27, 2009.

INDEX TO EXHIBITS

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K:

			Incorporated by Reference
Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

3.1		Amended and Restated Certificate of Incorporation of First Solar Inc.	S-1/A	333-135574	9/18/06	3.1
3.2		By-Laws of First Solar Inc.	S-1/A	333-135574	11/16/06	3.1
4.01		Loan Agreement dated December 1, 2003, among First Solar US Manufacturing, LLC, First Solar Property, LLC and the Director of Development of the State of Ohio.	S-1/A	333-135574	9/18/06	4.2
4.02		Loan Agreement dated July 1, 2005, among First Solar US Manufacturing, LLC, First Solar Property, LLC and Director of Development of the State of Ohio.	S-1/A	333-135574	9/18/06	4.3
4.03		Facility Agreement dated July 27, 2006, between First Solar Manufacturing GmbH, subject to the joint and several liability of First Solar Holdings GmbH and First Solar GmbH and IKB Deutsche Industriebank AG.	S-1/A	333-135574	9/18/06	4.11
4.04		Addendum No. 1 to Facility Agreement dated July 27, between First Solar Manufacturing GmbH, subject to the joint and several liability of First Solar Holdings GmbH and First Solar GmbH and IKB Deutsche Industriebank AG.	S-1/A	333-135574	9/18/06	4.12
4.05		Waiver Letter dated June 5, 2006, from the Director of Development of the State of Ohio.	S-1/A	333-135574	10/10/06	4.16
10	.01†	Framework Agreement on the Sale and Purchase of Solar Modules dated April 10, 2006, between First Solar GmbH and Blitzstrom GmbH.	S-1/A	333-135574	11/8/06	10.1
10	.02††	Amendment to the Framework Agreement dated April 10, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Blitzstrom GmbH.	—	—	—	—	X
10	.03†	Framework Agreement on the Sale and Purchase of Solar Modules dated April 11, 2006, between First Solar GmbH and Conergy AG.	S-1/A	333-135574	11/8/06	10.2
10	.04††	Amendment to the Framework Agreement dated April 11, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Conergy AG.	—	—	—	—	X
10	.05†	Framework Agreement on the Sale and Purchase of Solar Modules dated April 5, 2006, between First Solar GmbH and Gehrlicher Umweltschonende Energiesysteme GmbH.	S-1/A	333-135574	11/8/06	10.3
10	.06††	Amendment to the Framework Agreement dated April 5, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Gehrlicher Umweltschonende Energiesysteme GmbH.	—	—	—	—	X

			Incorporated by Reference
Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

10	.07†	Framework Agreement on the Sale and Purchase of Solar Modules dated April 9, 2006, among First Solar GmbH, Juwi Holding AG, JuWi Handels Verwaltungs GmbH & Co. KG and juwi solar GmbH.	S-1/A	333-135574	11/8/06	10.4
10	.08††	Amendment to the Framework Agreement dated April 9, 2006 on the Sale and Purchase of Solar Modules among First Solar GmbH, Juwi Holding AG, JuWi Handels Verwaltungs GmbH & Co. KG and juwi solar GmbH.	—	—	—	—	X
10	.09†	Framework Agreement on the Sale and Purchase of Solar Modules dated March 30, 2006, between First Solar GmbH and Phönix Sonnenstrom AG	S-1/A	333-135574	11/8/06	10.5
10	.10††	Amendment to the Framework Agreement dated March 30, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Phönix Sonnenstrom AG.	—	—	—	—	X
10	.11†	Framework Agreement on the Sale and Purchase of Solar Modules dated April 7, 2006, between First Solar GmbH and Reinecke + Pohl Sun Energy AG.	S-1/A	333-135574	11/8/06	10.6
10	.12††	Amendment to the Framework Agreement dated April 7, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Reinecke + Pohl Sun Energy AG.	—	—	—	—	X
10.13		Guarantee Agreement between Michael J. Ahearn and IKB Deutsche Industriebank AG.	S-1/A	333-135574	9/18/06	10.7
10.14		Grant Decision dated July 26, 2006, between First Solar Manufacturing GmbH and InvestitionsBank des Landes Brandenburg	S-1/A	333-135574	10/10/06	10.9
10	.15*	2003 Unit Option Plan.	S-1/A	333-135574	9/18/06	4.14
10	.16*	Form of 2003 Unit Option Plan Agreement.	S-1/A	333-135574	9/18/06	4.15
10	.17*	2006 Omnibus Incentive Compensation Plan	S-1/A	333-135574	10/25/06	10.10
10	.18*	Amended and Restated Employment Agreement dated October 31, 2006, between First Solar Inc. and Michael J. Ahearn.	S-1/A	333-135574	11/2/06	10.22
10	.19*	Employment Agreement dated May 30, 2001, between First Solar Inc. and George A. (“Chip”) Hambro, as amended on February 6, 2003.	S-1/A	333-135574	10/25/06	10.12
10	.20*	Amended and Restated Employment Agreement dated October 31, 2006, between First Solar, Inc. and I. Paul Kacir.	S-1/A	333-135574	11/2/06	10.21
10	.21*	Employment Agreement dated October 31, 2006, between First Solar, Inc. and Jens Meyerhoff.	S-1/A	333-135574	11/2/06	10.20
10	.22*	Consulting Agreement with James F. Nolan.	S-1/A	333-135574	9/18/06	10.8
10	.23*	Employment Agreement dated November 1, 2002, between First Solar, Inc. and Kenneth M. Schultz.	S-1/A	333-135574	10/25/06	10.14

Incorporated by Reference
Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

10	.24*	Employment Agreement dated March 12, 2007 between First Solar, Inc. and Bruce Sohn.	—	—	—	—	X
10	.25*	Form of Change in Control Severance Agreement	S-1/A	333-135574	10/25/06	10.15
10.26		Guaranty dated February 5, 2003.	S-1/A	333-135574	10/25/06	10.16
10	.27*	Form of Director and Officer Indemnification Agreement	S-1/A	333-135574	10/25/06	10.17
10.28		Reclamation and Recycling Indemnification Policy	S-1/A	333-135574	10/25/06	10.18
14		Code of Business Conduct and Ethics	—	—	—	—	X
21.1		List of Subsidiaries of First Solar Inc.	—	—	—	—	X
23.01		Consent of Independent Registered Public Accounting Firm.	—	—	—	—	X
31.01		Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
31.02		Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32	.01**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

†	Confidential treatment has been requested and granted for portions of this exhibit.

††	Confidential treatment has been requested for certain portions that are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

*	Indicates management compensatory plan, contract or arrangement.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.