Form 10-Q
period 2007-03-31
FIRST SOLAR, INC.
filed 2007-05-08
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 001-33156
First Solar, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4623678 (I.R.S. Employer Identification No.)
4050 East Cotton Center Boulevard, Building 6, Suite 68
Phoenix, Arizona 85040
(Address of principal executive offices, including zip code)
(602) 414-9300
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, par value $0.001, outstanding as of May 1, 2007 was 72,365,068 shares.

FIRST SOLAR, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 1,	March 31,
	2006	2007
Net sales	$13,624	$66,949
Cost of sales	10,352	36,907

Gross profit	3,272	30,042

Operating expenses:
Research and development	1,519	3,058
Selling, general and administrative	5,872	13,690
Production start up	2,579	8,474

Total operating expenses	9,970	25,222

Operating income (loss)	(6,698)	4,820
Foreign currency gain (loss)	900	(270)
Interest expense	(423)	(201)
Other income (expense), net	349	3,960

Income (loss) before income taxes	(5,872)	8,309
Income tax expense	23	3,281

Net income (loss)	$(5,895)	$5,028

Net income (loss) per share:
Basic	$(0.12)	$0.07

Diluted	$(0.12)	$0.07

Weighted-average number of shares used in per share calculations:
Basic	50,777	72,347

Diluted	50,777	75,392

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 30,	March 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$308,092	$325,012
Short-term investments	323	326
Accounts receivable, net	27,966	7,844
Inventories	16,510	15,023
Economic development funding receivable	27,515	34,947
Prepaid expenses and other current assets	8,116	4,337

Total current assets	388,522	387,489
Property, plant and equipment, net	178,868	220,918
Restricted investments	8,224	8,313
Other noncurrent assets	2,896	2,043

Total assets	$578,510	$618,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$16,339	$20,556
Current portion of long-term debt	3,311	3,319
Accounts payable and accrued expenses	32,083	44,319
Other current liabilities	340	—

Total current liabilities	52,073	68,194
Accrued recycling	3,724	4,989
Long-term debt	61,047	71,955
Other noncurrent liabilities	—	310

Total liabilities	116,844	145,448
Commitments and contingencies
Employee stock options on redeemable shares	50,226	91,097
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 72,364,135 shares issued and outstanding at March 31, 2007	72	72
Additional paid-in capital	555,749	521,375
Accumulated deficit	(145,403)	(140,431)
Accumulated other comprehensive income	1,022	1,202

Total stockholders’ equity	411,440	382,218

Total liabilities and stockholders’ equity	$578,510	$618,763

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1,	March 31,
	2006	2007
Cash flows from operating activities:
Cash received from customers	$9,502	$86,618
Cash paid to suppliers and employees	(20,772)	(46,395)
Interest, net of amounts capitalized	(424)	3,923
Income tax	(23)	(5,025)
Other	347	(192)

Net cash provided by (used in) operating activities	(11,370)	38,929

Cash flows from investing activities:
Purchases of property, plant and equipment	(25,793)	(40,755)
Purchases of restricted investments	(8)	(38)
Other investments in long-term assets	4	—

Net cash used in investing activities	(25,797)	(40,793)

Cash flows from financing activities:
Proceeds from notes payable to a related party	10,000	—
Repayment of notes payable to a related party	(30,000)	—
Repayment of long-term debt	—	(823)
Equity contributions	30,000	—
Proceeds from stock options exercised	100	588
Proceeds from debt	73,260	14,815
Tax benefit from options	—	123
Proceeds from economic development funding	—	3,968
Other financing activities	—	(2)

Net cash provided by financing activities	83,360	18,669

Effect of exchange rate changes on cash and cash equivalents	(126)	115

Net increase in cash and cash equivalents	46,067	16,920
Cash and cash equivalents, beginning of the period	16,721	308,092

Cash and cash equivalents, end of the period	$62,788	$325,012

Supplemental disclosure of significant non-cash investing activities:
Property, plant and equipment acquisitions funded by liabilities	$13,798	$16,199

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 31, 2007
Note 1 — Basis of Presentation
     Basis of presentation. The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007, or for any other period. The balance sheet at December 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 30, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     Fiscal periods. We report our results of operations using a 52 or 53 week fiscal year, which ends on the Saturday on or before December 31. Our fiscal quarters end on the Saturday closest to the end of the applicable calendar quarter. Fiscal 2007 will end on December 29, 2007 and will consist of 52 weeks.
Note 2 — Significant Accounting Policies
     Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006 filed with the Securities and Exchange Commission. Our significant accounting policies reflect the adoption of the provisions of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, and have otherwise not materially changed during the three months ended March 31, 2007.
Note 3 — Initial Public Offering
     The Securities and Exchange Commission declared the Company’s first registration statements effective on November 16, 2006, which we filed on Forms S-1 (Registration No. 333-135574) and pursuant to Rule 462(b) (Registration No. 333-138779) under the Securities Act of 1933 in connection with the initial public offering of the Company’s common stock. Under these registration statements, the Company registered 22,942,500 shares of its common stock, including 2,942,500 subject to an underwriter’s over-allotment option. First Solar registered 16,192,500 of these shares on its own behalf and 6,750,000 of these shares on behalf of certain of its stockholders, including one of the Company’s officers. In November 2006, the Company completed the initial public offering, in which it sold all of these shares that it registered on its behalf and on behalf of the selling stockholders, for an aggregate public offering price of $458.9 million, which included $58.9 million from the underwriters’ exercise of their over-allotment option. Of the $458.9 million of total gross proceeds, the Company received gross proceeds of $323.9 million, against which it charged $16.6 million of underwriting discounts and commissions and $4.6 million of other costs of the offering, resulting in a net increase in the Company’s paid-in capital of $302.7 million. The remaining $135.0 million of gross proceeds went to selling stockholders; they applied $8.4 million to underwriting discounts and commissions and received $126.6 million of the offering proceeds.

Note 4 — Economic Development Funding
     On July 26, 2006, we were approved to receive taxable investment incentives (“Investitionszuschüsse”) of approximately €21.5 million ($28.0 million at an assumed exchange rate of $1.30/€1.00) from the State of Brandenburg, Germany. These funds will reimburse us for certain costs we will incur building our plant in Frankfurt (Oder), Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Receipt of these incentives is conditional upon the State of Brandenburg, Germany having sufficient funds allocated to this program to pay the reimbursements we claim. In addition, we are required to operate our facility for a minimum of five years and employ a specified number of employees during this period. Our incentive approval expires on December 31, 2009. As of March 31, 2007, we had received cash payments of $21.0 million under this program and we had accrued an additional $3.6 million that we are eligible to receive under this program based on qualifying expenditures that we had incurred through that date.
     We are eligible to recover up to approximately €23.8 million ($30.9 million at an assumed exchange rate of $1.30/€1.00) of expenditures related to the construction of our plant in Frankfurt (Oder), Germany under the German Investment Grant Act of 2005 (“Investitionszulagen”). This Act permits us to claim tax-exempt reimbursements for certain costs we will incur building our plant in Frankfurt (Oder), Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Tangible assets subsidized under this program have to remain in the region for at least five years. In accordance with the administrative requirements of the Act, we plan to claim reimbursement under the Act in conjunction with the filing of our tax returns with the local German tax office. Therefore we do not expect to receive funding from this program until we file our annual tax return for fiscal 2006 in 2007. In addition, this program expired on December 31, 2006 and we can only claim reimbursement for investments completed by this date. The majority of our buildings and structures and our investment in machinery and equipment were completed by this date. As of March 31, 2007, we had accrued $30.5 million that we are eligible to receive under this program based on qualifying expenditures that we had incurred through that date.
Note 5 — Consolidated Balance Sheet Details
Accounts receivable, net
     Accounts receivable, net consisted of the following at December 30, 2006 and March 31, 2007 (in thousands):

	December 30, 2006	March 31, 2007
Accounts receivable, gross	$27,970	$7,844
Allowance for doubtful accounts	(4)	—

Accounts receivable, net	$27,966	$7,844

Inventories
     Inventories consisted of the following at December 30, 2006 and March 31, 2007 (in thousands):

	December 30, 2006	March 31, 2007
Raw materials	$8,212	$10,278
Work in process	1,123	481
Finished goods	7,175	4,264

Total inventories	$16,510	$15,023

Property, plant and equipment
     Property, plant and equipment consisted of the following at December 30, 2006 and March 31, 2007 (in thousands):

	December 30, 2006	March 31, 2007
Buildings and improvements	$21,804	$43,163
Machinery and equipment	79,803	153,219
Office equipment and furniture	4,428	5,080
Leasehold improvements	3,086	3,086

Gross depreciable property, plant and equipment	109,121	204,548
Accumulated depreciation and amortization	(18,880)	(24,022)

Net depreciable property, plant and equipment	90,241	180,526
Land	2,836	2,859
Construction in progress	85,791	37,533

Net property, plant and equipment	$178,868	$220,918

     Depreciation and amortization of property, plant and equipment was $1.0 million and $5.1 million for the three months ended April 1, 2006 and March 31, 2007, respectively.
     We incurred and capitalized interest cost (into our property, plant and equipment) as follows during the three months ended April 1, 2006 and March 31, 2007 (in thousands):

	Three Months Ended
	April 1, 2006	March 31, 2007
Interest cost incurred	$1,304	$1,048
Interest capitalized	(881)	(847)

Interest expense	$423	$201

Accounts payable and accrued expenses
     Accounts payable and accrued expenses consisted of the following at December 30, 2006 and March 31, 2007 (in thousands):

	December 30, 2006	March 31, 2007
Accounts payable	$14,001	$11,219
Product warranty liability	2,764	3,355
Income tax payable	5,152	3,411
Accrued compensation and benefits	2,642	3,587
Accrued property, plant and equipment	1,968	16,746
Other accrued expenses	5,556	6,001

Total accounts payable and accrued expenses	$32,083	$44,319

Note 6 — Stock-Based Compensation
     On December 26, 2004, we adopted Statement of Financial Accounting Standards No. (“SFAS”) 123(R), Share-Based Payment, using the modified retrospective transition method. Accordingly, we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize this cost as an expense over the employee’s requisite service period. The stock-based compensation expense that we recognized on our statements of operations for the three months ended April 1, 2006 and March 31, 2007 was as follows (in thousands):

	Three Months Ended
	April 1, 2006	March 31, 2007
Stock-based compensation cost included in:
Cost of sales	$1,020	$1,495
Research and development	599	1,158
Selling, general and administrative	990	2,868
Production start-up	—	255

Total stock-based compensation cost	$2,609	$5,776

     The increase in stock-based compensation was primarily the result of new option grants. Stock-based compensation cost capitalized in our inventory was $0.4 million and $0.2 million at April 1, 2006 and March 31, 2007, respectively. At March 31, 2007, we had $28.3 million of unrecognized stock-based compensation cost related to non-vested awards, which we expect to recognize as an expense over a weighted-average period of approximately two years.
Note 7 — Debt
     Our long-term debt consisted of the following at December 30, 2006 and March 31, 2007 (in thousands):

	December 30,	March 31,
	2006	2007
Euro denominated loan, variable interest Euribor plus 1.6%, due 2008 through 2012	$45,216	$56,931
2.25% loan, due 2006 through 2015	14,865	14,459
0.25% – 3.25% loan, due 2007 through 2009	5,000	4,583
Capital lease obligations	15	13

	65,096	75,986
Less unamortized discount	(738)	(712)

Total long-term debt	64,358	75,274
Less current portion	(3,311)	(3,319)

Non-current portion	$61,047	$71,955

     We had outstanding borrowings of $16.3 million and $20.6 million at December 30, 2006 and March 31, 2007, respectively, which we classify as short-term debt. We must repay this debt with any funding we receive from the Federal Republic of Germany under the Investment Grant Act of 2005, but in any event, this debt must be paid in full by December 30, 2008.
Note 8 — Commitments and Contingencies
Product warranties
     Product warranty activity during the three months ended April 1, 2006 and March 31, 2007 was as follows (in thousands):

	Three Months Ended
	April 1, 2006	March 31, 2007
Product warranty liability, beginning of period	$1,853	$2,764
Accruals for new warranties issued (warranty expense)	119	728
Settlements	(1)	(1)
Change in estimate of warranty liability	(40)	(136)

Product warranty liability, end of period	$1,931	$3,355

Note 9 — Income Taxes
     On December 31, 2006, we adopted the provisions of FIN 48, which is an interpretation of SFAS 109, Accounting for Income Taxes. Tax law is subject to significant and varied interpretation, so an enterprise may be uncertain whether a tax position that it has taken will ultimately be sustained when it files its tax return. FIN 48 establishes a “more-likely-than-not” threshold that must be met before a tax benefit can be recognized in the financial statements and, for those benefits that may be recognized, stipulates that enterprises should recognize the largest amount of the tax benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the taxing authority. FIN 48 also addresses changes in judgments about the realizability of tax benefits, accrual of interest and penalties on unrecognized tax benefits, classification of liabilities for unrecognized tax benefits and related financial statement disclosures. As permitted by FIN 48, our policy is to recognize any interest and penalties that we might incur related to our tax positions in income tax expense.
     As a result of the implementation of FIN 48, there are $0.5 million of potential tax benefits from prior years that we are not permitted to recognize under FIN 48 and have not previously recognized, but which would affect our effective tax rate if recognized. We also identified a liability of $0.1 million related to uncertain tax positions, which we recorded by a cumulative effect adjustment to equity. During the three months ended March 31, 2007, we did not identify any increases or decreases in unrecognized tax benefits as a result of tax positions taken in prior periods or taken during the three months ended March 31, 2007. Furthermore, during the three months ended March 31, 2007, we did not identify any reductions in unrecognized tax benefits relating to settlements with taxing authorities or due to the lapse of applicable statutes of limitations.
     We are subject to filing requirements for income tax returns in the U.S federal jurisdiction and various state and foreign jurisdictions. We are not presently undergoing any examinations by any taxing authorities, but our tax years going back to 2003 are subject to examination in certain foreign tax jurisdictions in which we operate.
     We presently have a valuation allowance on all of our net deferred tax assets in all of the taxing jurisdictions in which we operate. The ultimate realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions during the future periods in which the related temporary differences become deductible. We determined the valuation allowance on our deferred tax assets in accordance with the provisions of SFAS 109, which require us to weigh both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. We evaluated all significant available positive and negative evidence, including the existence of cumulative net losses, benefits that could be realized from available tax strategies and forecasts of future taxable income, in determining the need for a valuation allowance on our deferred tax assets. After applying the evaluation guidance of SFAS 109, we determined that it was necessary to record a valuation allowance against all of our net deferred tax assets. We will maintain this valuation allowance until sufficient positive evidence exists to support its reversal in accordance with SFAS 109.
Note 10 — Income (loss) per share
     Basic net income (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including stock options.
     The reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended
	April 1,	March 31,
	2006	2007
Basic net income (loss) per share
Numerator:
Net income (loss)	$(5,895)	$5,028

Denominator:
Weighted-average common stock outstanding	48,142	72,347
Effect of rights issue	2,635	—

Weighted-average shares used in computing basic net income (loss) per share	50,777	72,347

Diluted net income (loss) per share
Denominator:
Weighted-average shares used in computing basic net income (loss) per share	50,777	72,347
Add stock options outstanding	—	3,045

Weighted-average shares used in computing diluted net income (loss) per share	50,777	75,392

     The following outstanding options were excluded from the computation of diluted net income (loss) per share as they had an antidilutive effect (in thousands):

	Three Months Ended
	April 1,	March 31,
	2006	2007
Options to purchase common stock	5,229	3,437

Note 11 — Comprehensive Income (loss)
     Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains on derivate instruments designated and qualifying as cash flow hedges, the impact of which has been excluded from net income and reflected as components of stockholders’ equity (in thousands).

	Three Months Ended
	April 1, 2006	March 31, 2007
Net income	$(5,895)	$5,028
Foreign currency translation adjustments	(127)	161
Unrealized gain (loss) on derivative instruments	—	19

Comprehensive income (loss)	$(6,022)	$5,208

     Components of accumulated other comprehensive income were as follows (in thousands):

	December 30,	March 31,
	2006	2007
Foreign currency translation adjustments	$1,002	$1,163
Unrealized gain on derivative instruments	20	39

Accumulated other comprehensive income loss	$1,022	$1,202

Note 12 — Statement of Cash Flows
     Following is a reconciliation of net income (loss) to net cash provided by or used in operating activities for the three months ended April 1, 2006 and March 31, 2007 (in thousands):

	Three Months Ended
	April 1,	March 31,
	2006	2007
Net income (loss)	$(5,895)	$5,028
Adjustment to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,024	5,123
Stock-based compensation	2,609	5,776
Loss on disposal of property and equipment	—	(2)
Non-cash interest	(3)	(3)
Provision for excess and obsolete inventories	—	(23)
Changes in operating assets and liabilities:
Accounts receivable	(5,022)	19,745
Inventories	(2,828)	1,535
Prepaid expenses and other current assets	(2,584)	3,783
Other non-current assets	—	(446)
Accounts payable and accrued expenses	1,329	(1,587)

Total adjustments	(5,475)	33,901

Net cash provided by (used in) operating activities	$(11,370)	$38,929

Note 13 — Derivative Financial Instruments
     We have interest rate swap agreements with a financial institution that effectively convert to fixed rates the floating variable rate of Euribor on certain drawdowns taken on the term loan portion of our credit facility with a consortium of banks led by IKB Deutsche Industriebank AG. At March 31, 2007, the notional values of the interest rate swaps (in thousands) and their annual fixed payment rates and maturities were as follows:

Notional Amount	Fixed Rate	Maturity
€14,921 ($19,397 at an assumed exchange rate of $1.30/€1.00)	3.96%	December 2012
€9,902 ($12,873 at an assumed exchange rate of $1.30/€1.00)	4.03%	December 2012
€3,928 ($5,106 at an assumed exchange rate of $1.30/€1.00)	4.07%	December 2012
€10,685 ($13,891 at an assumed exchange rate of $1.30/€1.00)	4.29%	December 2012
€3,248 ($4,222 at an assumed exchange rate of $1.30/€1.00)	4.25%	December 2012
     The notional amounts of the interest rate swaps are scheduled to decline in accordance with our scheduled principal payments on the hedged term loan drawdowns. These derivative financial instruments qualified for accounting as cash flow hedges in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities and we designated them as such. As a result, we classified the aggregate fair value of the interest rate swap agreements, which was less than $0.1 million, as an other current asset on our balance sheet at March 31, 2007 and we record changes in that fair value in other comprehensive income. We assessed the interest rate swap agreements as highly effective as cash flow hedges at March 31, 2007. We use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use interest rate swap agreements for speculative or trading purposes.
     During the three months ended March 31, 2007, we purchased a forward foreign exchange contract to hedge certain foreign currency denominated intercompany long-term debt. This hedge does not qualify for hedge accounting treatment in accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, we recognize gains or losses from the fluctuation in foreign exchange rates and the valuation of this hedging contract in other expense. We do not use derivative financial instruments for trading or speculative purposes. As of March 31, 2007, we had one outstanding foreign exchange forward contract to sell €20.0 million for $26.8 million at a fixed exchange rate of $1.34/€1.00. The contract will be due on February 27, 2009.
Note 14 — Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial position and results of operations.
     In March 2007, the FASB ratified Emerging Issues Task Force Issue (“EITF”) No. 06-10, Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangement. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation and for recognition and measurement of the associated asset based on the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We have evaluated EITF 06-10 and have determined that its adoption is not expected to have a material effect on our financial position or results of operations.
Note 15 — Subsequent Events
     On April 30, 2007, we modified 474,374 of our share options to change their vesting dates from August 31, 2008 to August 31, 2007 and 1,171,060 of our share options to change their vesting dates from August 31, 2008 to January 15, 2008. These modifications do not affect the fair value of these share options that we use to calculate our share-based compensation expense, but the modifications do shorten the requisite service period over which we recognize that compensation expense and also increase our estimate of the number of these share options that we expect to vest. The increase in the number of these share options that we expect to vest increased the compensation cost that we expect to recognize over the service periods of the share options by $0.8 million. As a result, after the modification of the share options, we had $29.1 million of unrecognized stock-based compensation cost related to non-vested awards, which we expect to recognize as an expense over a weighted-average period of approximately 1.7 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for, our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate”, “expect”, “anticipate”, “project”, “plan”, “intend”, “believe”, “forecast”, “foresee”, “likely”, “may”, “should”, “goal”, “target”, “might”, “will”, “could”, “predict” and “continue”, the negative or plural of these words and other comparable terminology. The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this quarterly report on Form 10-Q are based upon information available to us as of the filing date of this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Risk Factors” elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under this section.
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “First Solar” refer to First Solar, Inc. and its subsidiaries.
Overview
     We design and manufacture solar modules using a proprietary thin film semiconductor technology that has allowed us to reduce our average solar module manufacturing costs to among the lowest in the world. Each solar module uses a thin layer of cadmium telluride semiconductor material to convert sunlight into electricity. We manufacture our solar modules on a high-throughput production line, and we perform all manufacturing steps ourselves in an automated, proprietary and continuous process. In 2006 and the first quarter of 2007, we sold almost all of our solar modules to solar project developers and system integrators headquartered in Germany.
     First Solar was founded in 1999 to bring an advanced thin film semiconductor process into commercial production through the acquisition of predecessor technologies and the initiation of a research, development and production program that allowed us to improve upon the predecessor technologies and launch commercial operations in January 2002. Currently, we manufacture our solar modules and conduct our research and development activities at our Perrysburg, Ohio manufacturing facility. We completed the qualification of our base plant in Perrysburg for high volume production in November 2004. In April 2007, we started initial production at a 120MW manufacturing facility in Germany, which we expect to reach full capacity in the third quarter of 2007. In April 2007, we also began construction of our Malaysia manufacturing plant. Our objective is to become, by 2010, the first solar module manufacturer to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe and Asia. To approach the price of retail electricity in such markets, we believe that we will need to reduce our manufacturing costs per watt by an additional 40-50%, assuming prices for traditional energy sources remain flat on an inflation adjusted basis.

     We converted, on February 22, 2006, from a Delaware limited liability company to a Delaware corporation. Prior that date, we operated as a Delaware limited liability company.
Net Sales
     We generate substantially all of our net sales from the sale of solar modules. Over the past three years and during the first three months of 2007, the main constraint limiting our sales has been production capacity as customer demand has exceeded the number of solar modules we could produce. We price and sell our solar modules per watt of power. As a result, our net sales can fluctuate based on our output of sellable watts. We currently sell almost all of our solar modules to solar project developers and system integrators headquartered in Germany, which then resell our solar modules to end-users who receive government subsidies. Our net sales could be negatively impacted if legislation reduces the current subsidy programs in Europe, North America, or Asia or if interest rates increase, which could impact our end-users’ ability to either meet their target return on investment or finance their projects. We entered into contracts for the purchase and sale of our solar modules with six European project developers and system integrators. We refer to these as our “Long Term Sales Contracts”. These contracts account for a significant portion of our planned production over the period from 2007 through 2012 and therefore will significantly affect our overall financial performance.
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
     We retain the right to terminate the Long Term Sales Contracts upon 12 months notice and the payment of a termination fee if we determine that any of the following material adverse changes have occurred: new laws, rules or regulations with respect to our production, distribution, installation, or reclamation and recycling program have a substantial adverse impact on our business; unanticipated technical or operational issues result in our experiencing widespread, persistent quality problems or the inability to achieve stable conversion efficiencies at planned levels; or extraordinary events beyond our control substantially increase the cost of our labor, materials or utility expenses or significantly reduce our throughput.
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
     No single customer accounted for more than 22% of our net sales in the three months ended March 31, 2007.
Cost of sales
     Our cost of sales includes the cost of raw materials, such as tempered back glass, TCO coated front glass, cadmium telluride, EVA laminate, connector assemblies and laminate edge seal. In addition, other items contributing to our cost of sales are direct labor and manufacturing overhead such as engineering expense, equipment maintenance, environmental health and safety, quality and production control and procurement. Cost of sales also includes depreciation of manufacturing plant and equipment and facility related expenses. In addition, we accrue warranty and end of life reclamation and recycling expenses to our cost of sales.

     We implemented a program in 2005 to reclaim and recycle our solar modules after their use. Under our reclamation and recycling program, we enter into an agreement with the end-users of the photovoltaic systems that use our solar modules. In the agreement, we commit, at our expense, to remove the solar modules from the installation site at the end of their use and transport them to a processing center where the solar module materials and components will be recycled, and the owner agrees not to dispose of the solar modules except through our program or another program that we approve. The photovoltaic system owner is responsible for disassembling the solar modules and packaging them in containers that we provide. At the time we sell a solar module, we record an expense in cost of sales equal to the present value of the estimated future end of life obligation. We record the accretion expense on this future obligation to selling, general and administrative expense.
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
Selling, general and administrative
     Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expense and other selling expenses. We expect these expenses to increase in the near term, both in absolute dollars and as a percentage of net sales, in order to support the growth of our business as we expand our sales and marketing efforts, improve our information processes and systems and implement the financial reporting, compliance and other infrastructure required for a public company. Over time, we expect selling, general and administrative expense to decline as a percentage of net sales and on a cost per watt basis as our net sales and our total watts produced increase.
Production start-up
     Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. We expect to incur significant production start-up expenses in fiscal year 2007 in connection with the Malaysian and German plant. In general, we expect production start-up expenses per production line to be higher when we build an entire new manufacturing facility compared to the addition of a new production line at an existing manufacturing facility, primarily due to the additional infrastructure investment required. Over time, we expect production start-up expenses to decline as a percentage of net sales and on a cost per watt basis as a result of economies of scale.
Interest expense
     Interest expense is associated with various debt financings.
Use of estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, intangible assets, income taxes, warranty obligations, end of life reclamation and recycling, contingencies and litigation and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Results of Operations
     The following table sets forth our consolidated statement of operations as a percentage of net sales for the periods indicated:

	Three Months Ended
	April 1,	March 31,
	2006	2007
Net sales	100.0%	100.0%
Cost of sales	76.0%	55.1%
Gross profit	24.0%	44.9%
Research and development	11.2%	4.6%
Selling, general and administrative	43.1%	20.4%
Production start up	18.9%	12.7%
Operating income (loss)	(49.2)%	7.2%
Foreign currency gain (loss)	6.6%	(0.4)%
Interest expense	(3.1)%	(0.3)%
Other income (expense), net	2.6%	5.9%
Income tax expense	0.2%	4.9%
Net income (loss)	(43.3)%	7.5%
Three Months Ended April 1, 2006 and March 31, 2007
          Net sales

	Three Months Ended
(Dollars in thousands)	April 1, 2006	March 31, 2007	Three Month Period Change
Net sales	$13,624	$66,949	$53,325	391%
          Net sales increased by $53.3 million, or 391%, from $13.6 million in the first three months of 2006 to $66.9 million in the first three months of 2007. The increase in our net sales was due primarily to a 377% increase in the MW volume of solar modules sold in the first three months of 2007 compared to the first three months of 2006. We were able to increase the MW volume of solar modules sold primarily as a result of the full production ramp of the two additional production lines at our Ohio plant, higher throughput and a 2.8 MW reduction in inventory, which contributed $6.6 million of revenue in the first three months of 2007. In addition, we increased the average number of sellable Watts per solar module from approximately 62 Watts in the first three months of 2006 to approximately 66 Watts in the first three months of 2007. Our average selling price in the first three months of 2007 was $2.32 versus $2.25 in the first three months of 2006 and was positively impacted by $0.19 due to a favorable foreign exchange rate between the U.S. dollar and the euro, offset in part by our contracted annual price decline. In both periods, almost all of our net sales resulted from sales of solar modules to customers headquartered in Germany.

          Cost of sales

	Three Months Ended
(Dollars in thousands)	April 1, 2006	March 31, 2007	Three Month Period Change
Cost of sales	$10,352	$36,907	$26,555	257%
% of Net sales	76.0%	55.1%
          Cost of sales increased by $26.6 million, or 257%, from $10.4 million in the first three months of 2006 to $36.9 million in the first three months of 2007 primarily as a result of further capacity build-out. Direct material expense increased $13.6 million, warranty and end of life costs relating to the reclamation and recycling of our solar modules increased $1.3 million, sales freight and other costs increased $0.6 million, in each case, primarily as a result of higher production volumes in the first three months of 2007 compared to the first three months of 2006. In addition, manufacturing overhead costs increased by $11.1 million, which was primarily composed of an increase in salaries and personnel related expenses of $6.1 million, including a $0.5 million increase in stock-based compensation expense, resulting from the overall infrastructure build-out of our Ohio expansion, facility and related expenses of $1.7 and depreciation expense of $3.3 million, in each case primarily as a result of additional equipment becoming operational at the two additional production lines in our Ohio plant.
          Gross profit

	Three Months Ended
(Dollars in thousands)	April 1, 2006	March 31, 2007	Three Month Period Change
Gross profit	$3,272	$30,042	$26,770	818%
% Gross margin	24.0%	44.9%
          Gross profit increased by $26.8 million, or 818%, from $3.3 million in the first three months of 2006 to $30.0 million in the first three months of 2007 primarily due to an increase in net sales. As a percentage of sales, gross margin increased 20.9 percentage points from 24.0% in the first three months of 2006 to 44.9% in the first three months of 2007, representing increased leverage of our fixed cost infrastructure and scalability associated with the two additional production lines at our Ohio plant, which drove a 377% increase in the number of MW sold.
          Research and development

	Three Months Ended
(Dollars in thousands)	April 1, 2006	March 31, 2007	Three Month Period Change
Research and development	$1,519	$3,058	$1,539	101%
% of Net sales	11.2%	4.6%
          Research and development expense increased by $1.5 million, or 101%, from $1.5 million in the first three months of 2006 to $3.1 million in the first three months of 2007. The increase in research and development expense was primarily the result of a $1.4 million increase in personnel related expense, including a $0.6 million increase in stock-based compensation expense, due to increased headcount and additional option awards. Consulting and other expenses also increased by $0.5 million, which was partially offset by a $0.4 million increase in grant revenue.
          Selling, general and administrative

	Three Months Ended
(Dollars in thousands)	April 1, 2006	March 31, 2007	Three Month Period Change
Selling, general and administrative	$5,872	$13,690	$7,818	133%
% of Net sales	43.1%	20.4%

     Selling, general and administrative expense increased by $7.8 million, or 133%, from $5.9 million in the first three months of 2006 to $13.7 million in the first three months of 2007. This increase was primarily a result of an increase in salaries and personnel-related expenses of $4.9 million, including a $1.9 million increase in stock-based compensation expense, due to increased headcount and additional option awards. In addition, legal and professional service fees increased by $2.3 million and other expenses increased by $0.6 million, primarily resulting from costs incurred in connection with being a public company.
     Production start-up

	Three Months Ended
(Dollars in thousands)	April 1, 2006	March 31, 2007	Three Month Period Change
Production start-up	$2,579	$8,474	$5,895	229%
% of Net sales	18.9%	12.7%
     In the first three months of 2007, we incurred $8.5 million of production start-up expenses related to the ramp and qualification of our German plant, including related legal and regulatory costs and increased headcount, compared to $2.6 million of production start-up expenses for the Ohio expansion during the first three months of 2006. Production start-up expenses are primarily attributable to the cost of labor and material to run and qualify the line, related facility expenses and management of our replication process.
     Foreign exchange gain (loss)

	Three Months Ended
(Dollars in thousands)	April 1, 2006	March 31, 2007	Three Month Period Change
Foreign exchange gain (loss)	$900	$(270)	$(1,170)	N.M.
     Foreign exchange gain decreased by $1.2 million from the first three months of 2006 to the first three months of 2007 primarily as a result of lower euro denominated asset balances and an unrealized loss from the measurement of our outstanding foreign currency forward contract.
     Interest expense

	Three Months Ended
(Dollars in thousands)	April 1, 2006	March 31, 2007	Three Month Period Change
Interest expense	$(423)	$(201)	$222	N.M.
     Interest expense decreased by $0.2 million from the first three months of 2006 to the first three months of 2007 as a result of the payoff of various notes during 2006.
     Other income (expense), net

	Three Months Ended
(Dollars in thousands)	April 1, 2006	March 31, 2007	Three Month Period Change
Other income (expense), net	$349	$3,960	$3,611	N.M.
     The increase in other income of $3.6 million in the first three months of 2007 compared to the first three months of 2006 was primarily due to increased interest income from higher cash balances as a result of our initial public offering in the fourth quarter of 2006.

          Income tax expense

	Three Months Ended
(Dollars in thousands)	April 1, 2006	March 31, 2007	Three Month Period Change
Income tax expense	$23	$3,281	$3,258	N.M.
          The increase in income tax expense of $3.3 million in the first three months of 2007 compared to the first three months of 2006 was the result of profitability in the first three months of 2007 and a full valuation allowance against our net deferred tax assets.
Critical Accounting Policies and Estimates
     For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no changes to our critical accounting policies since December 30, 2006, with the exception of the accounting related to uncertainty in income taxes.
Liquidity and Capital Resources
     As of March 31, 2007, we had $325.3 million in cash, cash equivalents and short-term investments compared to $308.4 million at December 30, 2006.
Operating Activities
     Cash provided by operating activities was $38.9 million during the first quarter of 2007 compared to cash used in operating activities of $11.4 million during the same period in 2006. Cash received from customers increased to $86.6 million during the first quarter of 2007 from $9.5 million during the first quarter of 2006 mainly due to an increase in net sales and a decrease in accounts receivable during the first quarter of 2007 as a result of shorter payment terms. This increase was partially offset by an increase in cash paid to suppliers and employees of $25.6 million during the first quarter of 2007, mainly due to an increase in raw materials, an increase in personnel related costs due to higher headcount and other costs supporting our global expansion.
Investing Activities
     Cash used in investing activities was $40.8 million during the first quarter of 2007 compared to $25.8 million during the same period in 2006. Cash used in investing activities resulted primarily from capital expenditures in these periods. Capital expenditures were $40.8 million during the first quarter of 2007 and $25.8 million during the same period in 2006. The increase in capital expenditures was primarily due to our investments related to the construction of our new plants in Germany and Malaysia.
Financing Activities
     Cash provided by financing activities was $18.7 million during the first quarter of 2007 compared to $83.4 million during the same period in 2006. During the first quarter of 2007 we received $14.8 million from additional drawings under our IKB credit facilities. In addition, we received $4.0 million in taxable investment incentives (“Investitionszuschuesse”) from the State of Brandenburg related to the construction of our plant in Frankfurt/Oder, Germany. Cash provided by financing activities for the first quarter of 2006 was primarily due to the issuance of convertible senior subordinated notes in the principal aggregate amount of $74.0 million (resulting in cash of $73.3 million, net of issuance costs). The notes were extinguished in the second quarter of 2006 by payment of 4.3 million shares of our common stock. Also, during the first quarter of 2006, we received equity contributions of $30.0 million from our majority stockholder, which was partially offset by $20.0 million in net repayments of related party debt.

     We expect capital expenditures for fiscal 2007 to average between 55% and 60% of our revenues.
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
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of March 31, 2007.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.
     In March 2007, the FASB ratified Emerging Issues Task Force Issue (“EITF”) No. 06-10, Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangement. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation and for recognition and measurement of the associated asset based on the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We have evaluated the new statement and have determined that the adoption of EITF 06-10 is not expected to have a material effect on our financial position or results of operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     Our international operations accounted for 100.0% of our net sales in the first three months of 2007 and 99.8% of our net sales in the first three months of 2006. In the first three months of 2007 and the first three months of 2006, all of our international sales were denominated in euros. As a result, we have exposure to foreign exchange risk with respect to almost all of our net sales. Fluctuations in exchange rates, particularly in the U.S. dollar to euro exchange rate, affect our gross and net profit margins and could result in foreign exchange and operating losses. Historically, most of our exposure to foreign exchange risk has related to currency gains and losses from the time we sign and settle our sales contracts. For example, our Long Term Supply Contracts obligate us to deliver solar modules at a fixed price in euros per watt and do not adjust for fluctuations in the U.S. dollar to euro exchange rate. In the first three months of 2007, a 10% change in foreign currency exchange rates would have impacted our net sales by $6.7 million.
     In the past, exchange rate fluctuations have had an impact on our business and results of operations. For example, exchange rate fluctuations positively impacted our cash flows by $0.1 million in the first three months of 2007 and negatively impacted our cash flows by $0.1 million in the first three months of 2006. Although we cannot predict the impact of future exchange rate fluctuations on our business or results of operations, we believe that we may have increased risk associated with currency fluctuations in the future. As of March 31, 2007, we had one outstanding foreign exchange forward contract to sell €20.0 million for $26.8 million at a fixed exchange rate of $1.34/€1.00. The contract will be due on

February 27, 2009. This foreign exchange forward contract hedges an intercompany loan. Most of the German plant’s operating expenses will be in euro, creating increasing opportunities for some natural hedge against the currency risk in our net sales. In addition, we may decide to enter into other hedging activities in the future.
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
     During July 2006, we entered into the IKB credit facility, which bears interest at Euribor plus 1.6% for the term loan, Euribor plus 2.0% for the bridge loan and Euribor plus 1.8% for the revolving credit facility. As of March 31, 2007, we held five pay fixed, receive Euribor interest rate swaps with a combined notional value of €42.7 million ($55.5 million at an assumed exchange rate of $1.30/€1.00), which hedge our interest rate risk on the IKB term loan.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of March 31, 2007 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the first quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting during the first quarter of fiscal 2007.
CEO and CFO Certifications
     We have attached as exhibits to this Quarterly Report on Form 10-Q the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Exchange Act. We recommend that this Item 4T be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

Limitations on the Effectiveness of Controls
     Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The risk factors included in our Annual Report on Form 10-K for the year ended December 30, 2006, have not materially changed.
Item 2. Exhibits
     The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date of First Filing	File Number	Exhibit Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of First Solar Inc.	S-1/A	10/25/06	333-135574	3.1

3.2	By-Laws of First Solar Inc.	S-1/A	11/2/06	333-135574	3.2

10.01	Amended and Restated Employment Agreement dated May 3, 2007, between First Solar Inc. and George A. (“Chip”) Hambro					X

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOLAR, INC.

By:	/s/ JENS MEYERHOFF

Jens Meyerhoff
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)
May 7, 2007

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date of First Filing	File Number	Exhibit Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of First Solar Inc.	S-1/A	10/25/06	333-135574	3.1

3.2	By-Laws of First Solar Inc.	S-1/A	11/2/06	333-135574	3.2

10.01	Amended and Restated Employment Agreement dated May 3, 2007, between First Solar Inc. and George A. (“Chip”) Hambro					X

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.