Form 10-Q
period 2007-06-30
FIRST SOLAR, INC.
filed 2007-08-02
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33156
First Solar, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4623678
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, par value $0.001, outstanding as of August 1, 2007 was 72,997,929 shares.

FIRST SOLAR, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2006	2007	2006	2007
Net sales	$27,861	$77,223	$41,485	$144,172
Cost of sales	18,761	48,852	29,113	85,759

Gross profit	9,100	28,371	12,372	58,413

Operating expenses:
Research and development	1,536	3,763	3,055	6,821
Selling, general and administrative	8,133	17,285	14,005	30,975
Production start up	4,062	1,523	6,641	9,997

Total operating expenses	13,731	22,571	23,701	47,793

Operating income (loss)	(4,631)	5,800	(11,329)	10,620
Foreign currency gain (loss)	2,190	21	3,090	(249)
Interest expense	(285)	(1,283)	(708)	(1,484)
Other income (expense), net	242	3,326	591	7,286

Income (loss) before income taxes	(2,484)	7,864	(8,356)	16,173
Income tax benefit	23	36,554	—	33,273

Net income (loss)	$(2,461)	$44,418	$(8,356)	$49,446

Net income (loss) per share:
Basic	$(0.05)	$0.61	$(0.16)	$0.68

Diluted	$(0.05)	$0.58	$(0.16)	$0.65

Weighted-average number of shares used in per share calculations:
Basic	54,358	72,596	52,567	72,472

Diluted	54,358	76,089	52,567	75,740

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 30,	June 30,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$308,092	$107,799
Short-term investments	323	207,208
Accounts receivable, net	27,123	13,736
Inventories	16,510	26,848
Economic development funding receivable	27,515	33,757
Deferred tax asset, net – current	—	4,816
Prepaid expenses and other current assets	8,959	29,923

Total current assets	388,522	424,087
Property, plant and equipment, net	178,868	245,559
Restricted investments	8,224	14,023
Deferred tax asset, net – noncurrent	—	34,403
Other noncurrent assets	2,896	5,140

Total assets	$578,510	$723,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$16,339	$22,407
Current portion of long-term debt	3,311	3,327
Accounts payable and accrued expenses	32,083	51,394
Other current liabilities	340	15

Total current liabilities	52,073	77,143
Accrued recycling	3,724	6,448
Long-term debt	61,047	96,477
Other noncurrent liabilities	—	1,134

Total liabilities	116,844	181,202
Commitments and contingencies
Employee stock options on redeemable shares	50,226	60,706
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 72,997,929 and 72,331,964 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively	72	73
Additional paid-in capital	555,749	575,047
Accumulated deficit	(145,403)	(96,013)
Accumulated other comprehensive income	1,022	2,197

Total stockholders’ equity	411,440	481,304

Total liabilities and stockholders’ equity	$578,510	$723,212

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1,	June 30,
	2006	2007
Cash flows from operating activities:
Cash received from customers	$31,444	$157,616
Cash paid to suppliers and employees	(40,790)	(118,742)
Interest, net of amounts capitalized	156	6,413
Income tax	—	(19,253)
Other	53	(699)

Net cash provided by (used in) operating activities	(9,137)	25,335

Cash flows from investing activities:
Purchases of property, plant and equipment	(67,804)	(80,388)
Deposits	—	(3,229)
Purchase of marketable securities		(238,855)
Proceeds from maturities and sales of marketable securities	—	40,254
Purchases of restricted investments	(1,652)	(5,708)
Other investments in long-term assets	(5)	—

Net cash used in investing activities	(69,461)	(287,926)

Cash flows from financing activities:
Proceeds from notes payable to a related party	10,000	—
Repayment of notes payable to a related party	(30,000)	—
Repayment of long-term debt	—	(1,648)
Equity contributions	30,000	—
Proceeds from stock options exercised	100	2,836
Proceeds from debt	73,260	41,256
Excess tax benefit from share-based compensation arrangements	—	14,026
Proceeds from economic development funding	—	4,817
Other financing activities	10	(2)

Net cash provided by financing activities	83,370	61,285
Effect of exchange rate changes on cash and cash equivalents	(98)	1,013

Net increase (decrease) in cash and cash equivalents	4,674	(200,293)
Cash and cash equivalents, beginning of the period	16,721	308,092

Cash and cash equivalents, end of the period	$21,395	$107,799

Supplemental disclosure of significant non-cash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$8,476	$7,743

Non-cash conversion of debt and accrued interest to equity	$74,000	$—

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Six Months Ended June 30, 2007
Note 1 — Basis of Presentation
     Basis of presentation. The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007, or for any other period. The balance sheet at December 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 30, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     Fiscal periods. We report our results of operations using a 52 or 53 week fiscal year, which ends on the Saturday on or before December 31. Our fiscal quarters end on the Saturday closest to the end of the applicable calendar quarter. Fiscal 2007 will end on December 29, 2007 and will consist of 52 weeks.
     Reclassifications. Certain prior period balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.
Note 2 — Significant Accounting Policies
     Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006 filed with the Securities and Exchange Commission. Our significant accounting policies reflect the adoption of the provisions of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes in the first quarter of fiscal 2007 and the adoption of FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities in the second quarter of fiscal 2007, and have otherwise not materially changed during the three and six months ended June 30, 2007.
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
Note 4 — Economic Development Funding
     On July 26, 2006, we were approved to receive taxable investment incentives (“Investitionszuschüsse”) of approximately €21.5 million ($28.0 million at an assumed exchange rate of $1.30/€1.00) from the State of Brandenburg, Germany. These funds will reimburse us for certain costs we incurred building our plant in Frankfurt (Oder), Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Receipt of these incentives is conditional upon the State of Brandenburg, Germany having sufficient funds allocated to this program to pay the reimbursements we claim. In addition, we are required to operate our facility for a minimum of five years and employ a specified number of employees during this period. Our incentive approval expires on December 31, 2009. As of June 30, 2007, we had received cash payments of $25.3 million under this program and we had accrued an additional $2.2 million that we are eligible to receive under this program based on qualifying expenditures that we had incurred through that date.
     We are eligible to recover up to approximately €23.8 million ($30.9 million at an assumed exchange rate of $1.30/€1.00) of expenditures related to the construction of our plant in Frankfurt (Oder), Germany under the German Investment Grant Act of 2005 (“Investitionszulagen”). This Act permits us to claim tax-exempt reimbursements for certain costs we incurred building our plant in Frankfurt (Oder), Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Tangible assets subsidized under this program have to remain in the region for at least five years. In accordance with the administrative requirements of the Act, we plan to claim reimbursement under the Act in conjunction with the filing of our tax returns with the local German tax office. Therefore we do not expect to receive funding from this program until we file our annual tax return for fiscal 2006 in 2007. In addition, this program expired on December 31, 2006 and we can only claim reimbursement for investments completed by this date. The majority of our buildings and structures and our investment in machinery and equipment were completed by this date. As of June 30, 2007, we had accrued $31.6 million that we are eligible to receive under this program based on qualifying expenditures that we had incurred through that date.
Note 5 — Marketable Securities
     Marketable securities at June 30, 2007 consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	207,209	—	(1)	207,208

Total	$207,209	$	$(1)	$207,208

     The above unrealized losses on our investments during the second quarter of fiscal 2007 were primarily a result of changes in interest rates. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single-A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment.
     Market values were determined for each individual security in the investment portfolio using third party market quotes. Our marketable securities consist primarily of auction rate securities and variable rate demand notes with maturities between three months and thirty-five years. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below the amortized cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value, which may be maturity.

     We have classified our marketable securities as “available-for-sale”. All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and net unrealized gains and losses are recorded as part of other comprehensive income until realized. Realized gains and losses on the sale of all such securities are reported in earnings, computed using the specific identification cost method.
Note 6 — Consolidated Balance Sheet Details
Accounts receivable, net
     Accounts receivable, net consisted of the following at December 30, 2006 and June 30, 2007 (in thousands):

	December 30,	June 30,
	2006	2007
Accounts receivable, gross	$27,127	$13,736
Allowance for doubtful accounts	(4)	—

Accounts receivable, net	$27,123	$13,736

Inventories
     Inventories consisted of the following at December 30, 2006 and June 30, 2007 (in thousands):

	December 30,	June 30,
	2006	2007
Raw materials	$8,212	$14,679
Work in process	1,123	6,555
Finished goods	7,175	5,614

Total inventories	$16,510	$26,848

Property, plant and equipment
     Property, plant and equipment consisted of the following at December 30, 2006 and June 30, 2007 (in thousands):

	December 30,	June 30,
	2006	2007
Buildings and improvements	$21,804	$42,813
Machinery and equipment	79,803	152,664
Office equipment and furniture	4,428	5,980
Leasehold improvements	3,086	3,086

Gross depreciable property, plant and equipment	109,121	204,543
Accumulated depreciation and amortization	(18,880)	(29,992)

Net depreciable property, plant and equipment	90,241	174,551
Land	2,836	2,877
Construction in progress	85,791	68,131

Net property, plant and equipment	$178,868	$245,559

     Depreciation and amortization of property, plant and equipment was $2.4 million and $6.1 million for the three months ended July 1, 2006 and June 30, 2007, respectively and was $3.4 million and $11.2 million for the six months ended July 1, 2006 and June 30, 2007, respectively.
     We incurred and capitalized interest cost (into our property, plant and equipment) as follows during the three and six months ended July 1, 2006 and June 30, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2006	2007	2006	2007
Interest cost incurred	$1,169	$1,474	$2,473	$2,522
Interest capitalized	(884)	(191)	(1,765)	(1,038)

Interest expense	$285	$1,283	$708	$1,484

Accounts payable and accrued expenses
     Accounts payable and accrued expenses consisted of the following at December 30, 2006 and June 30, 2007 (in thousands):

	December 30,	June 30,
	2006	2007
Accounts payable	$14,001	$25,388
Product warranty liability	2,764	4,050
Income tax payable	5,152	506
Accrued compensation and benefits	2,642	8,159
Accrued property, plant and equipment	1,968	2,884
Other accrued expenses	5,556	10,407

Total accounts payable and accrued expenses	$32,083	$51,394

Note 7 — Share-Based Compensation
     We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as an expense over the employee’s requisite service period. The share-based compensation expense that we recognized on our statements of operations for the three and six months ended July 1, 2006 and June 30, 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2006	2007	2006	2007
Share-based compensation expense included in:
Cost of sales	$1,242	$2,425	$2,262	$3,920
Research and development	591	1,495	1,190	2,653
Selling, general and administrative	989	2,870	1,979	5,738
Production start-up	—	210	—	465

Total share-based compensation expense	$2,822	$7,000	$5,431	$12,776

     The increase in share-based compensation expense was primarily the result of new awards.
     The following table presents our share-based compensation expense by type of award for the three and six months ended July 1, 2006 and June 30, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2006	2007	2006	2007
Stock options	$2,681	$6,980	$5,366	$12,660
Unrestricted stock	—	56	—	158
Restricted stock units	—	42	—	42
Net amount absorbed into inventory	141	(78)	65	(84)

Total share-based compensation expense	$2,822	$7,000	$5,431	$12,776

     Share-based compensation cost capitalized in our inventory was $0.3 million at both July 1, 2006 and June 30, 2007. On April 30, 2007, we modified 474,374 of our share options to change their vesting dates from August 31, 2008 to August 31, 2007 and 1,171,060 of our share options to change their vesting dates from August 31, 2008 to January 15, 2008. These modifications do not affect the fair value of these share options that we use to calculate our share-based compensation expense, but the modifications do shorten the requisite service period over which we recognize that compensation expense and also increase our estimate of the number of these share options that we expect to vest. The increase in the number of these share options that we expect to vest increased the compensation cost that we expect to recognize over the service periods of the share options by $0.8 million. At June 30, 2007, we had $22.7 million of unrecognized share-based compensation cost related to unvested stock option awards, which we expect to recognize as an expense over a weighted-average period of approximately two years, and $1.3 million of unrecognized share-based compensation cost related to unvested restricted stock units, which we expect to recognize as an expense over a weighted-average period of approximately four years.
Note 8 — Debt
     Our long-term debt consisted of the following at December 30, 2006 and June 30, 2007 (in thousands):

	December 30,	June 30,
	2006	2007
Euro denominated loan, variable interest Euribor plus 1.6%, due 2008 through 2012	$45,216	$62,043
Euro denominated loan, variable interest Euribor plus 1.8%, due 2012	—	20,211
2.25% loan, due 2006 through 2015	14,865	14,051
0.25% – 3.25% loan, due 2007 through 2009	5,000	4,166
Capital lease obligations	15	12

	65,096	100,483
Less unamortized discount	(738)	(679)

Total long-term debt	64,358	99,804
Less current portion	(3,311)	(3,327)

Non-current portion	$61,047	$96,477

     We had outstanding borrowings of $16.3 million and $22.4 million at December 30, 2006 and June 30, 2007, respectively, which we classify as short-term debt. We must repay this debt with any funding we receive from the Federal Republic of Germany under the Investment Grant Act of 2005, but in any event, this debt must be paid in full by December 30, 2008.
Note 9 — Commitments and Contingencies
Product warranties
     We offer warranties on our products and record an estimate of the associated liability based on the number of solar modules under warranty at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of our solar modules and our estimated per-module replacement cost.
     Product warranty activity during the three and six months ended July 1, 2006 and June 30, 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2006	2007	2006	2007
Product warranty liability, beginning of period	$1,931	$3,355	$1,853	$2,764
Accruals for new warranties issued (warranty expense)	335	820	454	1,549
Settlements	(177)	(12)	(178)	(12)
Change in estimate of warranty liability	—	(113)	(40)	(251)

Product warranty liability, end of period	$2,089	$4,050	$2,089	$4,050

Note 10 — Income Taxes

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
     Upon our adoption of FIN 48 at the beginning of our fiscal 2007, we identified $0.5 million of unrecognized tax benefits from prior years that, if recognized, would affect our effective tax rate. We also identified a liability of $0.1 million related to uncertain tax positions, which we recorded by a cumulative effect adjustment to equity. During the six months ended June 30, 2007, we had an increase of $0.1 million in unrecognized tax benefits that, if recognized, would affect the effective tax rate. During the six months ended June 30, 2007, we did not identify any reductions in unrecognized tax benefits resulting from settlements with taxing authorities or due to the lapse of applicable statutes of limitations.
     We are subject to filing requirements for income tax returns in the U.S federal jurisdiction and various state and foreign jurisdictions. We are not presently undergoing any examinations by any taxing authorities, but our tax years going back to 2003 are subject to examination in all tax jurisdictions in which we operate.
     At each period end, we exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our likelihood of utilizing any future tax benefit from our deferred tax assets. Prior to our assessment at June 30, 2007, we had a valuation allowance on all of our net deferred tax assets in all of the taxing jurisdictions in which we operate. The ultimate realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions during the future periods in which the underlying tax-deductible temporary differences become deductible. We determined the valuation allowance on our deferred tax assets in accordance with the provisions of SFAS 109, which require us to weigh both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. We evaluated all significant available positive and negative evidence, including the existence of cumulative net losses, benefits that could be realized from available tax strategies and forecasts of future taxable income, in determining the need for a valuation allowance on our deferred tax assets.
     After applying the evaluation guidance of SFAS 109 as of June 30, 2007, we concluded that it was more-likely-than-not that $39.2 million of deferred tax assets against which we had previously held a full valuation allowance would be realized during future periods. This amount pertained to U. S. deferred tax assets. The reversal of the $39.2 million of valuation allowances was based upon management’s assessment of the future realization of our U.S. deferred income tax assets. The available positive evidence at June 30, 2007 included cumulative U.S. taxable income for the previous 12 quarters and a projection of future taxable income. As a result of the reversal of the valuation allowance, we recorded a tax benefit of $39.2 million on our condensed consolidated statement of operations for the three months ended June 30, 2007, which was partially offset by tax expenses of $2.7 million on our operations for that period. We also concluded that it was necessary to retain a valuation allowance against all of our foreign net deferred tax assets of $11.0 million. We will maintain this valuation allowance until sufficient positive evidence exists to support its reversal in accordance with SFAS 109.
Note 11 — Income (loss) per share

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
     The reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2006	2007	2006	2007
Basic net income (loss) per share
Numerator:
Net income (loss)	$(2,461)	$44,418	$(8,356)	$49,446

Denominator:
Weighted-average common stock outstanding	54,358	72,596	51,250	72,472
Effect of rights issue	—	—	1,317	—

Weighted-average shares used in computing basic net income (loss) per share	54,358	72,596	52,567	72,472

Diluted net income (loss) per share
Denominator:
Weighted-average shares used in computing basic net income (loss) per share	54,358	72,596	52,567	72,472
Add stock options and RSU outstanding	—	3,493	—	3,268

Weighted-average shares used in computing diluted net income (loss) per share	54,358	76,089	52,567	75,740

     The following number of outstanding options were excluded from the computation of diluted net income (loss) per share as they had an antidilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2006	2007	2006	2007
Options to purchase common stock and RSU	5,171	2,786	5,200	3,112

Note 12 — Comprehensive Income (Loss)
     Comprehensive income (loss) includes foreign currency translation adjustments, unrealized gains on derivate instruments designated and qualifying as cash flow hedges and unrealized losses on available-for- sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2006	2007	2006	2007
Net income (loss)	$(2,461)	$44,418	$(8,356)	$49,446
Foreign currency translation adjustments	27	179	(100)	340
Change in unrealized gain (loss) on marketable securities	—	(1)	—	(1)
Change in unrealized gain (loss) on derivative instruments	—	817	—	836

Comprehensive income (loss)	$(2,434)	$45,413	$(8,456)	$50,621

     Components of accumulated other comprehensive income were as follows (in thousands):

	December 30,	June 30,
	2006	2007
Foreign currency translation adjustments	$1,002	$1,342
Unrealized loss on marketable securities	—	(1)
Unrealized gain on derivative instruments	20	856

Accumulated other comprehensive loss	$1,022	$2,197

Note 13 — Statement of Cash Flows
     Following is a reconciliation of net income (loss) to net cash provided by or used in operating activities for the six months ended July 1, 2006 and June 30, 2007 (in thousands):

	Six Months Ended
	July 1,	June 30,
	2006	2007
Net income (loss)	$(8,356)	$49,446
Adjustment to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	3,388	11,150
Stock-based compensation	5,431	12,776
Deferred income taxes	—	(39,218)
Excess tax benefit from share-based compensation arrangements	—	(14,026)
Loss on disposal of property and equipment	—	(2)
Non-cash interest	281	(3)
Non-cash loss	45	—
Provision for excess and obsolete inventories	—	(83)
Changes in operating assets and liabilities:
Accounts receivable	(11,710)	13,518
Inventories	(1,046)	(10,139)
Prepaid expenses and other current assets	(1,840)	(11,090)
Other non-current assets	—	(319)
Accounts payable and accrued expenses	4,670	13,325

Total adjustments	(781)	(24,111)

Net cash provided by (used in) operating activities	$(9,137)	$25,335

Note 14 — Derivative Financial Instruments
     We have interest rate swaps with a financial institution that effectively convert to fixed rates the floating variable rate of Euribor on certain drawdowns taken on the term loan portion of our credit facility with a consortium of banks led by IKB Deutsche Industriebank AG. At June 30, 2007, the notional values of the interest rate swaps (in thousands) and their annual fixed payment rates and maturities were as follows:

Notional Amount	Fixed Rate	Maturity
€14,921 ($19,397 at an assumed exchange rate of $1.30/€1.00)	3.96%	December 2012
€9,902 ($12,873 at an assumed exchange rate of $1.30/€1.00)	4.03%	December 2012
€3,928 ($5,106 at an assumed exchange rate of $1.30/€1.00)	4.07%	December 2012
€10,685 ($13,891 at an assumed exchange rate of $1.30/€1.00)	4.29%	December 2012
€3,248 ($4,222 at an assumed exchange rate of $1.30/€1.00)	4.25%	December 2012
€3,363 ($4,372 at an assumed exchange rate of $1.30/€1.00)	4.55%	December 2012

     The notional amounts of the interest rate swaps are scheduled to decline in accordance with our scheduled principal payments on the hedged term loan drawdowns. These derivative financial instruments qualified for accounting as cash flow hedges in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities and we designated them as such. As a result, we classified the aggregate fair value of the interest rate swap agreements, which was $0.8 million, as an other current asset on our balance sheet at June 30, 2007 and we record changes in that fair value in other comprehensive income. We assessed the interest rate swap agreements as highly effective as cash flow hedges at June 30, 2007. We use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use interest rate swap agreements for speculative or trading purposes.
     During the six months ended June 30, 2007, we purchased a forward foreign exchange contract to hedge certain foreign currency denominated intercompany long-term debt. This hedge does not qualify for hedge accounting treatment in accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, we recognize gains or losses from the fluctuation in foreign exchange rates and the valuation of this hedging contract in other expenses. We do not use derivative financial instruments for trading or speculative purposes. As of June 30, 2007, we had one outstanding foreign exchange forward contract to sell €20.0 million for $26.8 million at a fixed exchange rate of $1.34/€1.00. Unrealized mark-to-market losses recorded in the three and six months ended June 30, 2007 were $0.2 million and $0.5 million, respectively. The contract will be due on February 27, 2009.
Note 15 — Recent Accounting Pronouncements
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
     In June 2007, the FASB Emerging Issues Task Force (“EITF”) published Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF No. 07-3 requires that these payments made by an entity to third parties be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. Entities report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF No. 07-3 is effective for us beginning on January 1, 2008. Earlier application is not permitted. We do not expect that adoption of EITF No. 07-3 will have a material effect on our financial position or results of operations.
     In May 2007, the FASB issued FASB Staff Position, or FSP, No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” to amend FIN No. 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise’s tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. FSP FIN 48-1 must be applied upon the initial adoption of FIN No. 48. Enterprises that did not apply FIN No. 48 in a manner consistent with the provisions of FSP FIN 48-1 would be required to retrospectively apply its provisions to the date of the initial adoption of FIN No. 48. FSP FIN 48-1 did not have a material impact on our initial adoption of FIN No. 48.
Note 16 — Subsequent Events

     On July 9, 2007 we announced that we entered into five agreements for the manufacture and sale of solar modules totaling 685 Megawatts. These new agreements are expected to allow for sales of approximately $1.28 billion at an assumed exchange rate of $1.30/€1.00 over the period of 2007 to 2012. Included in the new agreements are long term agreements with EDF Energies Nouvelles (EDF EN), a renewable energy producer specializing in wind, hydro, biomass, and solar power plants; and Séchilienne-Sidec, a renewable energy producer specializing in thermal, wind, and solar power plants. In addition, First Solar and the Juwi Group have also agreed to increase volumes under an existing long term supply agreement. These customers are targeting development of solar projects with First Solar modules in Spain, Italy, France, Greece and Portugal. Also included in the new agreements is a long term agreement with RIO Energie GmbH & Co. KG, a joint venture of the Stadtwerke Mainz AG utility company and the Juwi Group with a focus on the development of solar power plants in the utility service region of the Stadtwerke Mainz AG and its subsidiaries through 2012. These new long term agreements are structured on terms similar to our existing long term supply contracts. Furthermore, we entered into new multi-year sales contracts with SunEdison, LLC, a leading provider of solar generated electricity to commercial, municipal, and utility customers in North America. SunEdison will deploy First Solar modules in Ontario, Canada, which has adopted a feed-in tariff for solar energy.
     On July 5, 2007 we completed a tender offer to amend, at the election of the applicable option holder, certain portions of options to purchase Company stock that were granted under the Company’s 2003 Unit Option Plan between May 1, 2004 and October 1, 2005, were held by Eligible Optionees as of the Expiration Time, have vested or will vest on or after January 1, 2005 and were still outstanding and unexercised on the expiration date of the offer. The offer expired on July 5, 2007 and we accepted for amendment Eligible Portions of Eligible Options to purchase 2,135,834 shares of common stock.
     On July 19, 2007 we filed a registration statement on Form S-1 for a proposed follow-on offering of our common stock. The planned offering will be comprised of up to 4,000,000 shares offered by us and 5,650,000 shares offered by existing stockholders. We intend to use the net proceeds from this offering for the build of plant two at our Malaysian manufacturing center, fund the associated production start-up and ramp-up costs and use the remainder for working capital and general corporate purposes, including possible future capacity expansions.
     On July 30, 2007 the compensation committee of our Board approved the grant of 301,340 options and restricted stock units to certain of our current employees and consultants. The estimated grant date fair value, after estimated forfeitures, for these grants is approximately $28.0 million, of which $8.7 million will be recognized as share-based compensation expense in the third quarter of fiscal 2007 due to immediate vesting upon grant of approximately 72,202 restricted stock units and the remaining amount of $19.3 million will be recognized over the respective vesting period, which is generally four years.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for, our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate”, “expect”, “anticipate”, “project”, “plan”, “intend”, “believe”, “forecast”, “foresee”, “likely”, “may”, “should”, “goal”, “target”, “might”, “will”, “could”, “predict” and “continue”, the negative or plural of these words and other comparable terminology. The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this quarterly report on Form 10-Q are based upon information available to us as of the filing date of this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Risk Factors” elsewhere in this quarterly report on Form 10-Q. You should carefully consider the risks and uncertainties described under this section.
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this quarterly report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “First Solar” refer to First Solar, Inc. and its subsidiaries.
Overview
     We design and manufacture solar modules using a proprietary thin film semiconductor technology that has allowed us to reduce our average solar module manufacturing costs to among the lowest in the world. Each solar module uses a thin layer of cadmium telluride semiconductor material to convert sunlight into electricity. We manufacture our solar modules on a high-throughput production line and we perform all manufacturing steps ourselves in an automated, proprietary and continuous process. In 2006 and the first six months of 2007, we sold almost all of our solar modules to solar project developers and system integrators headquartered in Germany.
     First Solar was founded in 1999 to bring an advanced thin film semiconductor process into commercial production through the acquisition of predecessor technologies and the initiation of a research, development and production program that allowed us to improve upon the predecessor technologies and launch commercial operations in January 2002. Currently, we manufacture our solar modules and conduct our research and development activities at our Perrysburg, Ohio and Frankfurt/Oder, Germany manufacturing facility. We completed the qualification of our base plant in Perrysburg for high volume production in November 2004. In April 2007, we also started initial production at a 120MW manufacturing facility in Germany, which we expect to reach full capacity by the fourth quarter of 2007. In April 2007, we also began construction of plant one of our Malaysia manufacturing center, and we plan to begin construction of plant two in the fourth quarter of 2007. Our objective is to become, by 2010, the first solar module manufacturer to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe and Asia. To approach the price of retail electricity in such markets, we believe that we will need to reduce our manufacturing costs per watt by an additional 40-50%, assuming prices for traditional energy sources remain flat on an inflation adjusted basis.
     We converted, on February 22, 2006, from a Delaware limited liability company to a Delaware corporation. Prior that date, we operated as a Delaware limited liability company. On March 31, 2007 we merged our United States subsidiaries into the U.S. parent company, First Solar Inc.
Net Sales
     We generate substantially all of our net sales from the sale of solar modules. Over the past three years and during the first six months of 2007, the main constraint limiting our sales has been production capacity as customer demand has exceeded the number of solar modules we could produce. We price and sell our solar modules per watt of power. As a result, our net sales can fluctuate based on our output of sellable watts. We currently sell almost all of our solar modules to solar project developers and system integrators headquartered in Germany and France, which then resell our solar modules to end-users who receive government subsidies. Our net sales could be negatively impacted if legislation reduces the current subsidy programs in Europe, North America, or Asia or if interest rates increase, which could impact our end-users’ ability to either meet their target return on investment or finance their projects. We have entered into contracts for the purchase and sale of our solar modules with nine European project developers, system integrators and operators of renewable energy projects. We refer to these as our “Long Term Sales Contracts”. These contracts account for a significant portion of our planned production over the period from 2007 through 2012 and therefore will significantly affect our overall financial performance.
     Under our customer contracts, starting in April 2006, we transfer title and risk of loss to the customer and recognize revenue upon shipment. Under our customer contracts in effect prior to April 1, 2006, we did not transfer title or risk of loss, or recognize revenue, until the solar modules were received by our customers. Our customers do not have extended payment terms or rights of return under these contracts.
     We retain the right to terminate the Long Term Sales Contracts upon 12 months notice and the payment of a termination fee if we determine that certain material adverse changes have occurred, including one or more of the following: new laws, rules or regulations with respect to our production, distribution, installation, or reclamation and recycling program have a substantial adverse impact on our business; unanticipated technical or operational issues result in our experiencing widespread, persistent quality problems or the inability to achieve stable conversion efficiencies at planned levels; or extraordinary events beyond our control substantially increase the cost of our labor, materials or utility expenses or significantly reduce our throughput.
     Our customers are entitled to certain remedies in the event of missed deliveries of kilowatt volume. These delivery commitments are established through rolling four quarter forecasts to be negotiated with each of the customers and define the specific quantities to be purchased on a quarterly basis and the schedules of the individual shipments to be made to the customers. In the case of a late delivery, certain of our customers are entitled to a maximum credit representing a percentage of the delinquent revenue. If we do not meet our annual minimum volume shipments or the minimum average watt per module, our customers also have the right to terminate these contracts on a prospective basis.
     No single customer accounted for more than 22% of our net sales in the six months ended June 30, 2007.
Cost of sales
     Our cost of sales includes the cost of raw materials, such as tempered back glass, TCO coated front glass, cadmium telluride, laminate, connector assemblies and laminate edge seal. In addition, other items contributing to our cost of sales are direct labor and manufacturing overhead such as engineering expense, equipment maintenance, environmental health and safety, quality and production control and procurement. Cost of sales also includes depreciation of manufacturing plant and equipment and facility related expenses. In addition, we accrue warranty and end of life reclamation and recycling expenses to our cost of sales.
     We implemented a program in 2005 to reclaim and recycle our solar modules after their use. Under our reclamation and recycling program, we enter into an agreement with the end-users of the photovoltaic systems that use our solar modules. In the agreement, we commit, at our expense, to remove the solar modules from the installation site at the end of their life and transport them to a processing center where the solar module materials and components will be recycled, and the owner agrees not to dispose of the solar modules except through our program or another program that we approve. The photovoltaic system owner is responsible for disassembling the solar modules and packaging them in containers that we provide. At the time we sell a solar module, we record an expense in cost of sales equal to the present value of the estimated future end of life obligation. We record the accretion expense on this future obligation to selling, general and administrative expense.
     Overall, we expect our cost of sales per watt to decrease over the next several years due to an increase of sellable watts per solar module, an increase in unit output per line, geographic diversification into lower-cost manufacturing regions and more efficient absorption of fixed costs driven by economies of scale.
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
Production start-up
     Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. We expect to incur significant production start-up expenses in fiscal year 2007 in connection with the German plant and plant one and plant two at the Malaysia manufacturing center. In general, we expect production start-up expenses per production line to be higher when we build an entire new manufacturing facility compared with the addition of a new production line at an existing manufacturing facility, primarily due to the additional infrastructure investment required. Over time, we expect production start-up expenses to decline as a percentage of net sales and on a cost per watt basis as a result of economies of scale.
Interest expense
     Interest expense is associated with various debt financings.
Use of estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, intangible assets, income taxes, warranty obligations, marketable securities, end of life reclamation and recycling, contingencies and litigation and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Results of Operations
     The following table sets forth our consolidated statement of operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2006	2007	2006	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.3%	63.3%	70.2%	59.5%
Gross profit	32.7%	36.7%	29.8%	40.5%
Research and development	5.5%	4.9%	7.4%	4.7%
Selling, general and administrative	29.2%	22.4%	33.7%	21.5%
Production start up	14.6%	2.0%	16.0%	6.9%
Operating income (loss)	(16.6)%	7.4%	(27.3)%	7.4%
Foreign currency gain (loss)	7.8%	0.0%	7.5%	(0.2)%
Interest expense	(1.0)%	(1.6)%	(1.7)%	(1.1)%
Other income (expense), net	0.9%	4.3%	1.4%	5.1%
Income tax benefit	0.1%	47.3%	—	23.1%

Net income (loss)	(8.8)%	57.4%	(20.1)%	34.3%

Three Months Ended July 1, 2006 and June 30, 2007
     Net sales

	Three Months Ended
(Dollars in thousands)	July 1, 2006	June 30, 2007	Three Month Period Change
Net sales	$27,861	$77,223	$49,362	177%
     The increase in our net sales was due primarily to a 172% increase in the MW volume of solar modules sold in the second quarter of 2007 compared to the second quarter of 2006. We were able to increase the MW volume of solar modules sold primarily as a result of the full production of our Ohio expansion, commencement of production at our German plant and continued improvements to our overall production throughput. In addition, we increased the average number of sellable watts per solar module from approximately 62 watts in the second quarter of 2006 to approximately 68 watts in the second quarter of 2007. Our average selling price in the second quarter of 2007 increased to $2.37 from $2.32 in the second quarter of 2006. Our average selling price was positively impacted by $0.17 due to a favorable foreign exchange rate between the U.S. dollar and euro, partially offset by a price decline. In both periods, almost all of our net sales resulted from sales of solar modules to customers headquartered in Germany.
     Cost of sales

	Three Months Ended
(Dollars in thousands)	July 1, 2006	June 30, 2007	Three Month Period Change
Cost of sales	$18,761	$48,852	$30,091	160%
% of Net sales	67.3%	63.3%
     Direct material expense increased $11.7 million, warranty and end of life costs relating to the reclamation and recycling of our solar modules increased $1.2 million, sales freight and other costs increased $0.6 million, in each case, primarily as a result of higher production volumes in the second quarter of 2007 compared to the second quarter of 2006. In addition, manufacturing overhead costs increased by $16.6 million, which was primarily composed of an increase in salaries and personnel related expenses of $9.5 million, including $1.2 million in share-based compensation expense, resulting from the infrastructure associated with our Ohio expansion and German plant build-outs, facility and related expenses of $3.9 million and depreciation expense of $3.2 million, primarily as a result of additional equipment becoming operational at our Ohio and German plants.

     Gross profit

	Three Months Ended
(Dollars in thousands)	July 1, 2006	June 30, 2007	Three Month Period Change
Gross profit	$9,100	$28,371	$19,271	212%
% Gross margin	32.7%	36.7%
     Gross profit increased by $19.3 million from $9.1 million in the second quarter of 2006 to $28.4 million in the second quarter of 2007, reflecting an increase in net sales. As a percentage of sales, gross margin increased 4.0 percentage points from 32.7% in the second quarter of 2006 to 36.7% in the second quarter of 2007, representing increased leverage of our fixed cost infrastructure and scalability associated with our plant expansions, which drove a 172% increase in the number of MW sold over the same time period. Additionally, we incurred $7.6 million or 9.8% of revenues of costs associated with the ramp of our German plant in the second quarter of 2007 versus $1.1 million or 3.9% of revenues of costs incurred in the second quarter of 2006 related to the ramp of our Ohio expansion.
     Research and development

	Three Months Ended
(Dollars in thousands)	July 1, 2006	June 30, 2007	Three Month Period Change
Research and development	$1,536	$3,763	$2,227	145%
% of Net sales	5.5%	4.9%
     The increase in research and development expense was primarily the result of a $2.1 million increase in personnel related expense, which included share-based compensation expense of $1.5 million in the second quarter of 2007 compared to $0.6 million for the same period in 2006, as a result of increased headcount. Consulting and other expenses also increased by $0.3 million and were partially offset by a $0.2 million increase in grant revenue received over the same time period.
     Selling, general and administrative

	Three Months Ended
(Dollars in thousands)	July 1, 2006	June 30, 2007	Three Month Period Change
Selling, general and administrative	$8,133	$17,285	$9,152	113%
% of Net sales	29.2%	22.4%
     Selling, general and administrative expense increased primarily as a result of an increase in salaries and personnel-related expenses of $5.6 million due to increased headcount and an increase in share-based compensation expense from $1.0 million in the second quarter of 2006 compared to $2.9 million in the second quarter of 2007. In addition, legal and professional service fees increased by $2.9 million and other expenses increased by $0.7 million from the second quarter of 2006 to the second quarter of 2007 primarily resulting from expenses incurred in connection with being a public company.
     Production start-up

	Three Months Ended
(Dollars in thousands)	July 1, 2006	June 30, 2007	Three Month Period Change
Production start-up	$4,062	$1,523	$(2,539)	(63)%
% of Net sales	14.6%	2.0%
     In the second quarter of 2007, we incurred $1.5 million of production start-up expenses related to our Malaysia expansion, including related legal and regulatory costs, compared with $4.1 million of production start-up expenses for our Ohio and German plant expansions during the second quarter of 2006. Production start-up expenses are primarily attributable to the cost of labor and material and depreciation expense to run and qualify the line, related facility expenses and management of our replication process.
     Foreign currency gain

	Three Months Ended
(Dollars in thousands)	July 1, 2006	June 30, 2007	Three Month Period Change
Foreign exchange gain	$2,190	$21	$(2,169)	N.M.
     Foreign currency gain decreased by $2.2 million during the three months ended June 30, 2007 compared with the three months ended July 1, 2006, primarily as a result of lower euro denominated asset balances and, partially offset by the implementation of a hedging program for certain inter-company loans.
     Interest expense

	Three Months Ended
(Dollars in thousands)	July 1, 2006	June 30, 2007	Three Month Period Change
Interest expense	$(285)	$(1,283)	$998	N.M.
     Interest expense, net of amounts capitalized, increased by $1.0 million during the three months ended June 30, 2007 compared with the three months ended July 1, 2006 primarily as a result of additional draws on our credit facility with IKB.
     Other income (expense), net

	Three Months Ended
(Dollars in thousands)	July 1, 2006	June 30, 2007	Three Month Period Change
Other income (expense), net	$242	$3,326	$3,084	N.M.
     The increase in other income of $3.1 million in the three months ended June 30, 2007 compared with the three months ended July 1, 2006 was primarily due to increased interest income from higher cash balances as a result of our initial public offering in the fourth quarter of 2006.
     Income tax expense

	Three Months Ended
(Dollars in thousands)	July 1, 2006	June 30, 2007	Three Month Period Change
Income tax benefit	$23	$36,554	$36,531	N.M.
     The income tax benefit of $36.6 million during the three months ended June 30, 2007 is mainly due to the reversal of valuation allowances of $39.2 million against previously established U.S. deferred income tax assets, offset by $2.7 million in current income tax provision. The reversal was based upon our updated assessment of the future realization of our deferred income tax assets. The available positive evidence at June 30, 2007 included cumulative U.S. taxable income for the previous 12 quarters and a projection of future taxable income.
Six Months Ended July 1, 2006 and June 30, 2007

     Net sales

	Six Months Ended
(Dollars in thousands)	July 1, 2006	June 30, 2007	Six Month Period Change
Net sales	$41,485	$144,172	$102,687	248%
     The increase in our net sales was due primarily to a 241% increase in the MW volume of solar modules sold in the first half of 2007 compared with the first half of 2006. We were able to increase the MW volume of solar modules sold primarily as a result of the full production ramp of our Ohio expansion, commencement of production at our German plant, and continued improvements to our production throughput. In addition, we increased the average number of sellable watts per solar module from approximately 62 watts in the first six months of 2006 to approximately 67 watts in the first six months of 2007. Our average selling price in the first six months of 2007 was $2.35 from $2.30 in the first six months of 2006. Our average selling price was positively impacted by $0.17 due to a favorable foreign exchange rate between the U.S. dollar and euro, partially offset by a price decline. In both periods, almost all of our net sales resulted from sales of solar modules to customers headquartered in Germany.
     Cost of sales

	Six Months Ended
(Dollars in thousands)	July 1, 2006	June 30, 2007	Six Month Period Change
Cost of sales	$29,113	$85,759	$56,646	195%
% of Net sales	70.2%	59.5%
     Direct material expense increased $25.2 million, warranty and end of life costs relating to the reclamation and recycling of our solar modules increased $2.4 million, sales freight and other costs increased $1.3 million, in each case, primarily as a result of higher production volumes in the first six months of 2007 compared with the first six months of 2006. In addition, manufacturing overhead costs increased by $27.7 million, which was primarily composed of an increase in salaries and personnel related expenses of $15.6 million, including $1.7 million share-based compensation expense, resulting from the infrastructure associated with our Ohio expansion and German plant build-outs, facility and related expenses of $5.7 million and depreciation expense of $6.4 million, primarily as a result of additional equipment becoming operational at our Ohio and German plants.
     Gross profit

	Six Months Ended
(Dollars in thousands)	July 1, 2006	June 30, 2007	Six Month Period Change
Gross profit	$12,372	$58,413	$46,041	372%
% Gross margin	29.8%	40.5%
     Gross profit increased by $46.0 million from $12.4 million in the first six months of 2006 to $58.4 million in the first six months of 2007, reflecting an increase in net sales. As a percentage of sales, gross margin increased 10.7 percentage points from 29.8% in the first six months of 2006 to 40.5% in the first six months of 2007, representing increased leverage of our fixed cost infrastructure and scalability associated with our plant expansions, which drove a 241% increase in the number of MW sold. Additionally, we incurred $7.6 million or 5.3% of revenues of costs associated with the ramp of our German plant in the first six months of 2007 versus $1.1 million or 2.7% of revenues of costs incurred in the first six months of 2006 related to the ramp of our Ohio expansion.

     Research and development

	Six Months Ended
(Dollars in thousands)	July 1, 2006	June 30, 2007	Six Month Period Change
Research and development	$3,055	$6,821	$3,766	123%
% of Net sales	7.4%	4.7%
     The increase in research and development expense was primarily the result of a $3.6 million increase in personnel related expense, which included share-based compensation expense of $2.7 million in the first six months of 2007 compared to $1.2 million for the same period in 2006, due to increased headcount and additional option awards. Consulting and other expenses also increased by $0.8 million partially offset by a $0.6 million increase in grant revenue received over the same time period.
     Selling, general and administrative

	Six Months Ended
(Dollars in thousands)	July 1, 2006	June 30, 2007	Six Month Period Change
Selling, general and administrative	$14,005	$30,975	$16,970	121%
% of Net sales	33.7%	21.5%
     Selling, general and administrative expense increased primarily as a result of an increase in salaries and personnel-related expenses of $11.1 million due to increased headcount and an increase in share-based compensation expense from $2.0 million in the first six months of 2006 compared to $5.7 million in the first six months of 2007. In addition, legal and professional service fees increased by $5.3 million and other expenses increased by $0.6 million from the first six months of 2006 to the first six months of 2007 primarily resulting from expenses incurred in connection with being a public company.
     Production start-up

	Six Months Ended
(Dollars in thousands)	July 1, 2006	June 30, 2007	Six Month Period Change
Production start-up	$6,641	$9,997	$3,356	51%
% of Net sales	16.0%	6.9%
     In the first six months of 2007, we incurred $10.0 million of production start-up expenses related to our German and Malaysia expansions, including related legal and regulatory costs and increased headcount, compared with $6.6 million of production start-up expenses for our Ohio and German plant expansions during the first six months of 2006. Production start-up expenses are primarily attributable to the cost of labor and material and depreciation expense to run and qualify the line, related facility expenses and management of our replication process.
     Foreign currency gain (loss)

	Six Months Ended
	July 1, 2006	June 30, 2007	Six Month Period Change
(Dollars in thousands)
Foreign currency gain (loss)	$3,090	$(249)	$(3,339)	N.M.
     Foreign exchange gain decreased by $3.3 million from the six months ended July 1, 2006 to the six months ended June 30, 2007 primarily as a result of lower euro denominated asset balances and, partially offset by the implementation of a hedging program for certain inter-company loans.

     Interest expense

	Six Months Ended
(Dollars in thousands)	July 1, 2006	June 30, 2007	Six Month Period Change
Interest expense	$(708)	$(1,484)	$776	N.M.
     Interest expense, net of amounts capitalized, increased by $0.8 million from the six months ended July 1, 2006 to the six months ended June 30, 2007 primarily as a result of additional draws on our credit facility with IKB.
     Other income (expense), net

	Six Months Ended
(Dollars in thousands)	July 1, 2006	June 30, 2007	Six Month Period Change
Other income (expense), net	$591	$7,286	$6,695	N.M.
     The increase in other income of $6.7 million in the six months ended June 30, 2007 compared with the six months ended July 1, 2006 was primarily due to increased interest income from higher cash balances as a result of our initial public offering in the fourth quarter of 2006.
     Income tax expense

	Six Months Ended
(Dollars in thousands)	July 1, 2006	June 30, 2007	Six Month Period Change
Income tax benefit	$—	$33,273	$33,273	N.M.
The income tax benefit of $33.3 million during the six months ended June 30, 2007 is mainly due to the reversal of valuation allowances of $39.2 million previously established against U.S. deferred income tax assets, offset by $6.0 million in current income tax provision. The reversal was based upon our updated assessment of the future realization of our deferred income tax asset. The available positive evidence at June 30, 2007 included cumulative U.S. taxable income for the previous 12 quarters and a projection of future taxable income.
Critical Accounting Policies and Estimates
     For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no changes to our critical accounting policies since December 30, 2006, with the exception of the accounting related to uncertainty in income taxes and accounting for investments in debt and equity securities.
Liquidity and Capital Resources
     As of June 30, 2007, we had $315.0 million in cash, cash equivalents and marketable securities compared to $308.4 million at December 30, 2006.
Operating Activities
     Cash provided by operating activities was $25.3 million during the first six months of 2007 compared to cash used in operating activities of $9.1 million during the same period in 2006. Cash received from customers increased to $157.6 million during the first six months of 2007 from $31.4 million during the first six months of 2006 mainly due to an increase in net sales. This increase was partially offset by an increase in cash paid to suppliers and employees of $118.7 million during the first six months of 2007 compared to cash paid to suppliers and employees of $40.8 million during the same period in 2006, mainly due to an increase in raw materials, an increase in personnel related costs due to higher headcount and other costs supporting our global expansion.
Investing Activities
     Cash used in investing activities was $287.9 million during the first six months of 2007 compared with $69.5 million during the same period in 2006. Cash used in investing activities resulted primarily from capital expenditures in these periods and the net purchase of marketable securities of $198.6 million during the second quarter of fiscal 2007. Capital expenditures were $80.4 million during the first six months of 2007 and $67.8 million during the same period in 2006. The increase in capital expenditures was primarily due to our investments related to the construction of our new plants in Germany and Malaysia.
Financing Activities
     Cash provided by financing activities was $61.3 million during the first six months of 2007 compared with $83.4 million during the same period in 2006. During the first six months of 2007 we received $41.3 million from additional drawings under our IKB credit facilities. Net proceeds from the exercise of stock options were $2.8 million. Tax benefits related to the exercise of stock options during the six months ended June 30, 2007 were $14.0 million. In addition, we received $4.8 million in taxable investment incentives (“Investitionszuschuesse”) from the State of Brandenburg related to the construction of our plant in Frankfurt/Oder, Germany. Cash provided by financing activities for the first six months of 2006 was primarily due to the issuance of convertible senior subordinated notes in the aggregate principal amount of $74.0 million (resulting in cash of $73.3 million, net of issuance costs). We extinguished these notes in the second quarter of 2006 by payment of 4.3 million shares of our common stock. Also, during the first six months of 2006, we received equity contributions of $30.0 million from our majority stockholder, which was partially offset by $20.0 million in net repayments of related party debt.
     We expect capital expenditures for fiscal 2007 to average between 60% and 65% of our revenues.
     We believe that our current cash and cash equivalents, cash flows from operating activities and government grants and low interest debt financings for our German plant will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan. As a result, we may engage in one or more debt or equity financings in the future that would result in increased expenses or dilution to our existing stockholders. If we are unable to obtain debt or equity financing on reasonable terms, we may be unable to execute our expansion strategy. On July 19, 2007 we filed a registration statement on Form S-1 for a proposed follow-on offering of our common stock. The planned offering will be comprised of up to 4,000,000 shares offered by us and 5,650,000 shares offered by existing stockholders. We intend to use the net proceeds from shares offered by us, for the build of plant two at our Malaysian manufacturing center, fund the associated production start-up and ramp-up costs and use the remainder for working capital and general corporate purposes, including possible future capacity expansions.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of June 30, 2007.
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
     In June 2007, the FASB Emerging Issues Task Force (“EITF”) published Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF No. 07-3 requires that these payments made by an entity to third parties be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. Entities report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. EITF No. 07-3 is effective for us beginning on January 1, 2008. Earlier application is not permitted. We do not expect that adoption of EITF No. 07-3 will have a material effect on our financial position or results of operations.
     In May 2007, the FASB issued FASB Staff Position, or FSP, No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” to amend FIN No. 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise’s tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. FSP FIN 48-1 must be applied upon the initial adoption of FIN No. 48. Enterprises that did not apply FIN No. 48 in a manner consistent with the provisions of FSP FIN 48-1 would be required to retrospectively apply its provisions to the date of the initial adoption of FIN No. 48. FSP FIN 48-1 did not have a material impact on our initial adoption of FIN No. 48.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     Our international operations accounted for 100.0% of our net sales in the first six months of 2007 and 99.9% of our net sales in the first six months of 2006. In the first six months of 2007 and the first six months of 2006, all of our international sales were denominated in euros. As a result, we have exposure to foreign exchange risk with respect to almost all of our net sales. Fluctuations in currency exchange rates, particularly in the U.S. dollar to euro exchange rate, affect our gross and net profit margins and could result in foreign currency and operating losses. Historically, most of our exposure to currency exchange risk has related to currency gains and losses from the time we sign and settle our sales contracts. For example, our Long Term Supply Contracts obligate us to deliver solar modules at a fixed price in euros per watt and do not adjust for fluctuations in the U.S. dollar to euro exchange rate. In the first six months of 2007, a 10% change in currency exchange rates would have impacted our net sales by $14.4 million.
     In the past, currency exchange rate fluctuations have had an impact on our business and results of operations. For example, currency exchange rate fluctuations positively impacted our cash flows by $1.0 million in the first six months of 2007 and negatively impacted our cash flows by $0.1 million in the first six months of 2006. Although we cannot predict the impact of future currency exchange rate fluctuations on our business or results of operations, we believe that we may have increased risk associated with currency exchange rate fluctuations in the future. As of June 30, 2007, we had one outstanding foreign exchange forward contract to sell €20.0 million for $26.8 million at a fixed exchange rate of $1.34/€1.00. The contract is due to settle on February 27, 2009. This currency forward contract hedges an intercompany loan. Most of our German plant’s operating expenses will be in euro, creating increasing opportunities for some natural hedges against the currency risk in our net sales. In addition, we may decide to enter into other hedging activities in the future.
Interest Rate Risk

     We are exposed to interest rate risk because many of our end-users depend on debt financing to purchase and install a photovoltaic system. Although the useful life of a photovoltaic system is approximately 25 years, end-users of our solar modules must pay the entire cost of the photovoltaic system at the time of installation. As a result, many of our end-users rely on debt financing to fund their up-front capital expenditures and final project. An increase in interest rates could make it difficult for our end-users to secure the financing necessary to purchase and install a photovoltaic system on favorable terms, or at all and thus lower demand for our solar modules and reduce our net sales. In addition, we believe that a significant percentage of our end-users install photovoltaic systems as an investment, funding the initial capital expenditures through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in a photovoltaic system or make alternative investments more attractive relative to photovoltaic systems, which, in each case, could cause these end-users to seek alternative investments that promise higher returns.
     During July 2006, we entered into the IKB credit facility, which bears interest at Euribor plus 1.6% for the term loan, Euribor plus 2.0% for the bridge loan and Euribor plus 1.8% for the revolving credit facility. As of June 30, 2007, we held six pay fixed, receive Euribor interest rate swaps with a combined notional value of €46.0 million ($59.8 million at an assumed exchange rate of $1.30/€1.00), which hedge our interest rate risk on the IKB term loan.
     In addition, we invest some of our cash in debt and equity securities, which exposes us to interest rate risk. The primary objective of our investment activities is to preserve principal, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment may decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our consolidated statements of operations and statements of cash flow. As of June 30, 2007, all of our investments were in money market accounts or tax-exempt U.S. government securities, including obligations of states and political subdivisions.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of June 30, 2007 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the second quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting during the first six months of fiscal 2007.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          General
     In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.
          NASD Inquiry
     On August 1, 2007 we received a letter from the NASD Market Regulation Department (the “NASD”) requesting certain information in connection with the NASD’s review of trading in our common stock surrounding our July 9, 2007 announcement of having entered into new long-term supply contracts. Among other things, the NASD requested information about all persons who possessed information about the new long-term supply contracts prior to our public disclosure, a chronology of all significant events leading to the execution of the new long-term supply contracts and a description of our procedures to ensure the confidentiality of material, non-public information prior to its public dissemination. The letter states that the inquiry should not be construed as an indication that the NASD has determined that any violations of the NASD Conduct Rules or the federal securities laws have occurred. We are cooperating with the NASD and are not aware of any inappropriate disclosure or improper trading.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2006 and our registration statement on Form S-1 filed on July 19, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The risk factors included in our Annual Report on Form 10-K for the year ended December 30, 2006 and our registration statement on Form S-1 filed on July 19, 2007, have not materially changed.
Item 4. Submission of Matters to a Vote of Security Holders
We held our 2007 Annual Meeting of Stockholders on May 25, 2007. At the meeting, our stockholders voted on the following two proposals and cast their votes as follows to approve such proposals:
Proposal 1: To elect the following six nominees to First Solar’s board of directors, each to serve on our board of directors until the next annual meeting of stockholders or until his successor has been elected and qualified:

Nominee	For	Withheld
Michael J. Ahearn	62,324,159	7,806,037
Bruce Sohn	62,183,505	7,946,691
James F. Nolan	61,821,122	8,309,074
J. Thomas Presby	68,922,678	1,207,518
Paul H. Stebbins	68,986,397	1,143,799
Michael Sweeney	69,112,725	1,017,471
Proposal 2: To ratify the appointment of PricewaterhouseCoopers LLP as First Solar’s independent registered public accounting firm for the fiscal year ending December 29, 2007:

For	Against	Abstain
70,018,786	88,484	22,926
Item 6. Exhibits
     The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date of First Filing	File Number	Exhibit Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of First Solar Inc.	S-1/A	10/25/06	333-135574	3.1

3.2	By-Laws of First Solar Inc.	S-1/A	11/2/06	333-135574	3.2

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOLAR, INC.

By:	/s/ JENS MEYERHOFF

Jens Meyerhoff
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)
August 3, 2007

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