Form 10-Q
period 2007-09-29
FIRST SOLAR, INC.
filed 2007-11-07
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, par value $0.001, outstanding as of November 5, 2007 was 77,955,278 shares.

FIRST SOLAR, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2007

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007
Net sales	$40,794	$159,007	$82,279	$303,179
Cost of sales	24,537	76,967	53,650	162,726

Gross profit	16,257	82,040	28,629	140,453

Operating expenses:
Research and development	1,657	3,854	4,712	10,675
Selling, general and administrative	8,393	27,082	22,398	58,057
Production start-up	1,109	2,805	7,750	12,802

Total operating expenses	11,159	33,741	34,860	81,534

Operating income (loss)	5,098	48,299	(6,231)	58,919
Foreign currency gain (loss)	(298)	965	2,792	716
Interest income	312	5,298	893	13,199
Interest expense	(158)	(647)	(866)	(2,131)
Other expense, net	(481)	(266)	(471)	(881)

Income (loss) before income taxes	4,473	53,649	(3,883)	69,822
Income tax benefit (expense)	(181)	(7,615)	(181)	25,658

Net income (loss)	$4,292	$46,034	$(4,064)	$95,480

Net income (loss) per share:
Basic	$0.08	$0.61	$(0.08)	$1.30

Diluted	$0.07	$0.58	$(0.08)	$1.24

Weighted-average number of shares used in per share calculations:
Basic	56,137	75,666	53,757	73,537

Diluted	57,956	79,088	53,757	76,856

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 30,	September 29,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$308,092	$117,153
Marketable securities	323	564,641
Accounts receivable, net	27,123	19,660
Inventories	16,510	31,887
Economic development funding receivable	27,515	34,323
Deferred tax asset, net — current	—	3,752
Prepaid expenses and other current assets	8,959	24,369

Total current assets	388,522	795,785
Property, plant and equipment, net	178,868	317,552
Restricted investments	8,224	14,458
Deferred tax asset, net — noncurrent	—	45,071
Other noncurrent assets	2,896	4,290

Total assets	$578,510	$1,177,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$16,339	$23,713
Current portion of long-term debt	3,311	9,900
Accounts payable and accrued expenses	32,083	69,465
Other current liabilities	340	9,111

Total current liabilities	52,073	112,189
Accrued recycling	3,724	9,424
Long-term debt	61,047	72,484
Other noncurrent liabilities	—	2,240

Total liabilities	116,844	196,337
Commitments and contingencies
Employee stock options on redeemable shares	50,226	—
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 72,331,964 and 77,950,515 shares issued and outstanding at December 30, 2006 and September 29, 2007, respectively	72	78
Additional paid-in capital	555,749	1,026,856
Accumulated deficit	(145,403)	(49,979)
Accumulated other comprehensive income	1,022	3,864

Total stockholders’ equity	411,440	980,819

Total liabilities and stockholders’ equity	$578,510	$1,177,156

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 29,
	2006	2007
Cash flows from operating activities:
Cash received from customers	$58,496	$309,837
Cash paid to suppliers and employees	(72,638)	(172,169)
Interest, net of amounts capitalized	334	5,672
Income tax	(3)	(18,191)
Excess tax benefit from share-based compensation arrangements	—	(18,600)
Other	(92)	(304)

Net cash provided by (used in) operating activities	(13,903)	106,245

Cash flows from investing activities:
Purchases of property, plant and equipment	(98,049)	(145,635)
Purchase of marketable securities	—	(726,581)
Proceeds from maturities and sales of marketable securities	—	162,395
Purchases of restricted investments	(5,467)	(5,908)
Other investments in long-term assets	(40)	—

Net cash used in investing activities	(103,556)	(715,729)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	365,969
Proceeds from notes payable to a related party	36,000	—
Repayment of notes payable to a related party	(38,700)	—
Repayment of long-term debt	—	(29,966)
Equity contributions	30,000	—
Proceeds from stock options exercised	100	6,745
Proceeds from issuance of debt	98,252	48,160
Debt issuance costs	(1,497)	—
Excess tax benefit from share-based compensation arrangements	—	18,600
Proceeds from economic development funding	8,059	6,601
Other financing activities	7	(3)

Net cash provided by financing activities	132,221	416,106
Effect of exchange rate changes on cash and cash equivalents	(110)	2,439

Net increase (decrease) in cash and cash equivalents	14,652	(190,939)
Cash and cash equivalents, beginning of the period	16,721	308,092

Cash and cash equivalents, end of the period	$31,373	$117,153

Supplemental disclosure of significant non-cash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$15,540	$16,677

Non-cash conversion of debt and accrued interest to equity	$74,000	$—

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Nine Months Ended September 29, 2007
Note 1 — Basis of Presentation
     Basis of presentation. The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007, or for any other period. The balance sheet at December 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 30, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
Note 2 — Significant Accounting Policies
     Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006 filed with the Securities and Exchange Commission. Our significant accounting policies reflect the adoption of the provisions of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes in the first quarter of fiscal 2007 and the adoption of Statement of Financial Accounting Standards (SFAS) No.115, Accounting for Certain Investments in Debt and Equity Securities in the second quarter of fiscal 2007.
     In addition, we implemented a cash management system in the third quarter of fiscal 2007. Under this system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes, which we classify within accounts payable on our balance sheet. Changes in book overdrafts are reported on our condensed consolidated statement of cash flows as a component of operating cash flows associated with accounts payable as they do not represent actual bank overdrafts. The amount of these checks included in accounts payable as of September 29, 2007 was $3.5 million.
Note 3 — Initial Public Offering
     The Securities and Exchange Commission declared our first registration statements effective on November 16, 2006, which we filed on Form S-1 (Registration No. 333-135574) and pursuant to Rule 462(b) (Registration No. 333-138779) under the Securities Act of 1933 in connection with the initial public offering of our common stock. Under these registration statements, we registered 22,942,500 shares of our common stock, including 2,942,500 subject to an underwriter’s over-allotment option. We registered 16,192,500 of these shares on our own behalf and 6,750,000 of these shares on behalf of certain of our stockholders, including one of our executive officers. In November 2006, we completed our initial public offering, in which we sold all of these shares that we registered on our behalf and on behalf of the selling stockholders, for an aggregate public offering price of $458.9 million, which included $58.9 million from the underwriters’ exercise of their over-allotment option. Of the $458.9 million of total gross proceeds, we received gross proceeds of $323.9 million, against which we charged $16.6 million of underwriting discounts and commissions and $4.6 million of other costs of the offering, resulting in a net increase in our paid-in capital of $302.7 million. The remaining

$135.0 million of gross proceeds went to selling stockholders; they applied $8.4 million to underwriting discounts and commissions and received $126.6 million of the offering proceeds.
Note 4 — Follow-On Public Offering
     The Securities and Exchange Commission declared, effective on August 9, 2007, our follow-on registration statement, which we filed on Form S-1/A (Registration No. 333-144714) under the Securities Act of 1933 in connection with the follow-on public offering of our common stock. Under this registration statement, we and certain of our stockholders offered 6,500,000 shares of our common stock, with an aggregate public offering price of $617.5 million. We registered 4,000,000 of these shares on our behalf and 2,500,000 of these shares on behalf of certain of our stockholders, including certain of our executive officers, two of which are also directors of ours. In addition, a selling stockholder had granted the underwriters the right to purchase up to an additional 975,000 shares of common stock to cover over-allotments.
     On August 13, 2007, we completed our follow-on offering in which we sold 4,000,000 shares of our common stock and the selling stockholders sold 2,500,000 shares of our common stock. The sale of shares of our common stock resulted in aggregate gross proceeds of approximately $380.0 million, approximately $14.0 million of which we applied to underwriting discounts and commissions. As a result, we received approximately $366.0 million of the offering proceeds.
     The sale of 2,500,000 shares of common stock by the selling stockholders resulted in aggregate gross proceeds of approximately $237.5 million, of which $8.9 million was applied to underwriting discounts and commissions. As a result, the selling stockholders received approximately $228.6 million of the offering proceeds.
     On August 30, 2007 a selling stockholder sold 850,000 shares at $91.4375 per share pursuant to the exercise of the over-allotment options by the underwriters.
Note 5 — Economic Development Funding
     On July 26, 2006, we were approved to receive taxable investment incentives (“Investitionszuschüsse”) of approximately €21.5 million ($30.1 million at an assumed exchange rate of $1.40/€1.00) from the State of Brandenburg, Germany. These funds will reimburse us for certain costs we incurred building our plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Receipt of these incentives is conditional upon the State of Brandenburg having sufficient funds allocated to this program to pay the reimbursements we claim. In addition, we are required to operate our facility for a minimum of five years and employ a specified number of employees during this period. Our incentive approval expires on December 31, 2009. As of September 29, 2007, we had received cash payments of $28.6 million under this program and we had accrued an additional $1.1 million that we are eligible to receive under this program based on qualifying expenditures that we had incurred through that date.
     We are eligible to recover up to approximately €23.8 million ($33.3 million at an assumed exchange rate of $1.40/€1.00) of expenditures related to the construction of our plant in Frankfurt/Oder, Germany under the German Investment Grant Act of 2005 (“Investitionszulagen”). This act permits us to claim tax-exempt reimbursements for certain costs we incurred building our plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Tangible assets subsidized under this program have to remain in the region for at least five years. In accordance with the administrative requirements of this act, we claimed reimbursement under the act in conjunction with the filing of our tax returns with the local German tax office during the third quarter of fiscal 2007. In addition, this program expired on December 31, 2006 and we can only claim reimbursement for investments completed by that date. The majority of our buildings and structures and our investment in machinery and equipment were completed by this date. As of September 29, 2007, we had accrued $33.2 million that we are eligible to receive under this program based on qualifying expenditures that we had incurred through the expiration date.
Note 6 — Marketable Securities
     Marketable securities at September 29, 2007 consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$564,606	$35	$—	$564,641

Total	$564,606	$35	$—	$564,641

     The unrealized gains on our investments as of September 29, 2007 were primarily a result of changes in interest rates. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better, limits the types of acceptable investments, limits the concentration as to security holder and limits the duration of the investment.
     We determined market values for each individual security in the investment portfolio using third party market quotes. Our marketable securities consist primarily of auction rate securities and variable rate demand notes with maturities between three months and thirty-five years. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below the amortized cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value and which may be to maturity.
     We have classified our marketable securities as “available-for-sale.” All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and net unrealized gains and losses are recorded as part of other comprehensive income until realized. Realized gains and losses on the sale of all such securities are reported in earnings, computed using the specific identification cost method.
Note 7 — Consolidated Balance Sheet Details
     Accounts receivable, net
     Accounts receivable, net consisted of the following at December 30, 2006 and September 29, 2007 (in thousands):

	December 30,	September 29,
	2006	2007
Accounts receivable, gross	$27,127	$19,660
Allowance for doubtful accounts	(4)	—

Accounts receivable, net	$27,123	$19,660

     Inventories
     Inventories consisted of the following at December 30, 2006 and September 29, 2007 (in thousands):

	December 30,	September 29,
	2006	2007
Raw materials	$8,212	$18,065
Work in process	1,123	3,020
Finished goods	7,175	10,802

Total inventories	$16,510	$31,887

     Property, plant and equipment
     Property, plant and equipment consisted of the following at December 30, 2006 and September 29, 2007 (in thousands):

	December 30,	September 29,
	2006	2007
Buildings and improvements	$21,804	$44,152
Machinery and equipment	79,803	161,512
Office equipment and furniture	4,428	6,930
Leasehold improvements	3,086	3,880

Gross depreciable property, plant and equipment	109,121	216,474
Accumulated depreciation and amortization	(18,880)	(36,358)

Net depreciable property, plant and equipment	90,241	180,116
Land	2,836	2,984
Construction in progress	85,791	134,452

Net property, plant and equipment	$178,868	$317,552

     Depreciation and amortization of property, plant and equipment was $3.1 million and $6.6 million for the three months ended September 30, 2006 and September 29, 2007, respectively, and was $6.5 million and $17.8 million for the nine months ended September 30, 2006 and September 29, 2007, respectively.
     We incurred and capitalized interest expense (into our property, plant and equipment) as follows during the three and nine months ended September 30, 2006 and September 29, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007
Interest expense incurred	$819	$1,742	$3,292	$4,264
Interest capitalized	(661)	(1,095)	(2,426)	(2,133)

Interest expense	$158	$647	$866	$2,131

     Accounts payable and accrued expenses
     Accounts payable and accrued expenses consisted of the following at December 30, 2006 and September 29, 2007 (in thousands):

	December 30,	September 29,
	2006	2007
Accounts payable	$14,001	$14,883
Product warranty liability	2,764	5,496
Income tax payable	5,152	429
Accrued compensation and benefits	2,642	14,529
Accrued property, plant and equipment	1,968	19,806
Other accrued expenses	5,556	14,322

Total accounts payable and accrued expenses	$32,083	$69,465

Note 8 — Share-Based Compensation
     We measure share-based compensation cost based on the fair value of the award on the grant date and recognize this cost as an expense over the employee’s requisite service period. The share-based compensation expense that we recognized on our statements of operations for the three and nine months ended September 30, 2006 and September 29, 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007
Share-based compensation expense included in:
Cost of sales	$1,147	$2,585	$3,409	$6,505
Research and development	600	940	1,790	3,593
Selling, general and administrative	983	12,472	2,962	18,210
Production start-up	—	433	—	898

Total share-based compensation expense	$2,730	$16,430	$8,161	$29,206

     The increase in share-based compensation expense was primarily the result of new awards, some of which vested upon grant.
     The following table presents our share-based compensation expense by type of award for the three and nine months ended September 30, 2006 and September 29, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007
Stock options	$2,670	$5,940	$8,036	$18,600
Restricted stock units	—	10,657	—	10,699
Unrestricted stock	—	58	—	216
Net amount absorbed into inventory	60	(225)	125	(309)

Total share-based compensation expense	$2,730	$16,430	$8,161	$29,206

     Share-based compensation cost capitalized in our inventory was $0.2 million and $0.5 million at September 30, 2006 and September 29, 2007, respectively. At September 29, 2007, we had $17.8 million of unrecognized share-based compensation cost related to unvested stock option awards, which we expect to recognize as an expense over a weighted-average period of approximately 1.6 years, and $30.1 million of unrecognized share-based compensation cost related to unvested restricted stock units, which we expect to recognize as an expense over a weighted-average period of approximately 2.6 years.
Note 9 — Debt
     Our long-term debt consisted of the following at December 30, 2006 and September 29, 2007 (in thousands):

	December 30,	September 29,
	2006	2007
Euro denominated loan, variable interest Euribor plus 1.6%, due 2008 through 2012	$45,216	$65,657
2.25% loan, due 2006 through 2015	14,865	13,640
0.25% — 3.25% loan, due 2007 through 2009	5,000	3,749
Capital lease obligations	15	11

	65,096	83,057
Less unamortized discount	(738)	(673)

Total long-term debt	64,358	82,384
Less current portion	(3,311)	(9,900)

Non-current portion	$61,047	$72,484

     We had outstanding borrowings of $16.3 million and $23.7 million at December 30, 2006 and September 29, 2007, respectively, which we classify as short-term debt. We must repay this debt with any funding we receive from the Federal Republic of Germany under the Investment Grant Act of 2005, but in any event, this debt must be paid in full by December 30, 2008.
     On September 28, 2007, we established an irrevocable letter of credit between our subsidiary First Solar Malaysia SDN BHD and NUR Distribution SDN BHD, which is the local utility provider for our plant in Malaysia. This letter of credit relates to an electricity supply agreement with NUR Distribution SDN BHD dated September 21, 2007 and expires on December 30, 2008. The letter of credit renews annually and is secured by a bank guarantee in the amount of $0.7 million.

Note 10 — Commitments and Contingencies
     Product warranties
     We offer warranties on our products and record an estimate of the associated liability based on the number of solar modules under warranty at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of our solar modules and our estimated per-module replacement cost.
     Product warranty activity during the three and nine months ended September 30, 2006 and September 29, 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007
Product warranty liability, beginning of period	$2,089	$4,050	$1,853	$2,764
Accruals for new warranties issued (warranty expense)	443	1,554	897	3,103
Settlements	(71)	(176)	(249)	(188)
Change in estimate of warranty liability	(9)	68	(49)	(183)

Product warranty liability, end of period	$2,452	$5,496	$2,452	$5,496

Note 11 — Income Taxes
     On December 31, 2006, we adopted the provisions of FIN 48, which is an interpretation of SFAS 109, Accounting for Income Taxes. Tax law is subject to significant and varied interpretation, so an enterprise may be uncertain whether a tax position that it has taken will ultimately be sustained when it files its tax return. FIN 48 establishes a “more-likely-than-not” threshold that must be met before a tax benefit can be recognized in the financial statements and, for those benefits that may be recognized, stipulates that enterprises should recognize the largest amount of the tax benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the taxing authority. FIN 48 also addresses changes in judgments about the realizability of tax benefits, accrual of interest and penalties on unrecognized tax benefits, classification of liabilities for unrecognized tax benefits and related financial statement disclosures. As permitted by FIN 48, our policy is to recognize any interest and penalties that we might incur related to our income tax positions in income tax expense.
     Upon our adoption of FIN 48 at the beginning of our fiscal 2007, we identified $0.5 million of unrecognized tax benefits from prior years that, if recognized, would affect our effective tax rate. We also identified a liability of $0.1 million related to uncertain tax positions, which we recorded by a cumulative effect adjustment to equity. During the nine months ended September 29, 2007, we had no material changes in unrecognized tax benefits that, if recognized, would affect the effective tax rate. During the nine months ended September 29, 2007, we did not identify any reductions in unrecognized tax benefits resulting from settlements with taxing authorities or due to the lapse of applicable statutes of limitations.
     We are subject to filing requirements for income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are not presently undergoing any examinations by any taxing authorities, but our tax years going back to 2003 are subject to examination in all tax jurisdictions in which we operate.
     At each period end, we exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our likelihood of utilizing any future tax benefit from our deferred tax assets. Prior to our assessment at September 29, 2007, we had a valuation allowance on our net deferred tax assets in all of the non-U.S. taxing jurisdictions in which we operate. The ultimate realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions during the future periods in which the underlying tax-deductible temporary differences become deductible. We determined the valuation allowance on our deferred tax assets in accordance with the provisions of SFAS 109, which require us to weigh both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. We evaluated all significant available positive and negative evidence, including the existence of cumulative net losses, benefits that could be realized from available tax strategies and forecasts of future taxable income, in determining the need for a valuation allowance on our deferred tax assets.
     After applying the evaluation guidance of SFAS 109 as of September 29, 2007, we concluded that it was more-likely-than-not that $8.2 million of non-U.S. net deferred tax assets against which we had previously held a full valuation allowance would be realized during future periods. The reversal of the $8.2 million of valuation allowances was based upon management’s assessment of the available evidence at September 29, 2007. As of June 30, 2007, we concluded that it was more-likely-than-not that $42.4 million of U.S. net deferred tax assets against which we had previously held a full valuation allowance would be realized during future periods. As a result of the reversal $39.2 million was realized in the period ending June 30, 2007. The reversal of the $42.4 million of valuation allowances was based upon management’s assessment of the available evidence at June 30, 2007.
     The available positive evidence included cumulative non-U.S. taxable income for the previous 12 quarters and a projection of future taxable income. Primarily as a result of the reversal of the U.S. and non-U.S. valuation allowances during the nine months ended September 29, 2007, we recorded tax benefits of $7.5 million on our condensed consolidated statement of operations for the three months ended September 29, 2007, which were offset by tax expenses of $15.1 million on our operations for that period and we recorded tax benefits of $46.7 million on our condensed consolidated statement of operations for the nine months ended September 29, 2007, which were partially offset by tax expenses of $21.0 million on our operations for that period.
Note 12 — Income (loss) per share
     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including stock options.
     The reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007
Basic net income (loss) per share
Numerator:
Net income (loss)	$4,292	$46,034	$(4,064)	$95,480

Denominator:
Weighted-average common stock outstanding	56,137	75,666	52,879	73,537
Effect of rights issue	—	—	878	—

Weighted-average shares used in computing basic net income (loss) per share	56,137	75,666	53,757	73,537

Diluted net income (loss) per share
Denominator:
Weighted-average shares used in computing basic net income (loss) per share	56,137	75,666	53,757	73,537
Effect of stock options and restricted stock units outstanding	1,819	3,422	—	3,319

Weighted-average shares used in computing diluted net income (loss) per share	57,956	79,088	53,757	76,856

     The following number of outstanding options were excluded from the computation of diluted net income (loss) per share as they would have had an antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007
Options to purchase common stock and restricted stock units	3,307	2,339	5,175	2,854

Note 13 — Comprehensive Income (Loss)
     Comprehensive income (loss), which includes foreign currency translation adjustments, unrealized gains on derivate instruments designated and qualifying as cash flow hedges and unrealized losses on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007
Net income (loss)	$4,292	$46,034	$(4,064)	$95,480
Foreign currency translation adjustments	(10)	2,203	(110)	2,543
Change in unrealized gain on marketable securities, net of tax	—	22	—	21
Change in unrealized gain (loss) on derivative instruments, net of tax	(153)	(558)	(153)	278

Comprehensive income (loss)	$4,129	$47,701	$(4,327)	$98,322

     Components of accumulated other comprehensive income were as follows (in thousands):

	December 30,	September 29,
	2006	2007
Foreign currency translation adjustments	$1,002	$3,545
Unrealized gain on marketable securities, net of tax	—	21
Unrealized gain on derivative instruments, net of tax	20	298

Accumulated other comprehensive income	$1,022	$3,864

Note 14 — Statement of Cash Flows
     Following is a reconciliation of net income (loss) to net cash provided by (used in) operating activities for the nine months ended September 30, 2006 and September 29, 2007 (in thousands):

	Nine Months Ended
	September 30,	September 29,
	2006	2007
Net income (loss)	$(4,064)	$95,480
Adjustment to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	6,512	17,681
Share-based compensation	8,161	29,206
Deferred income taxes	—	(49,031)
Excess tax benefit from share-based compensation arrangements	—	(18,600)
Loss on disposal of property and equipment	243	299
Non-cash interest	397	(3)
Non-cash loss	45	—
Provision for excess and obsolete inventories	—	278
Changes in operating assets and liabilities:
Accounts receivable	(25,335)	6,256
Inventories	(3,734)	(14,455)
Prepaid expenses and other current assets	(3,308)	(6,030)
Other non-current assets	22	(2,211)
Accounts payable and accrued expenses	7,158	47,375

Total adjustments	(9,839)	10,765

Net cash provided by (used in) operating activities	$(13,903)	$106,245

Note 15 — Derivative Financial Instruments
     We have interest rate swaps with a financial institution that effectively convert to fixed rates the floating variable rate of Euribor on certain drawdowns taken on the term loan portion of our credit facility with a consortium of banks led by IKB Deutsche Industriebank AG. At September 29, 2007, the notional values of the interest rate swaps (in thousands) and their annual fixed payment rates and maturities were as follows:

Notional Amount	Fixed Rate	Maturity
€14,921 ($20,889 at an assumed exchange rate of $1.40/€1.00)	3.96%	December 2012
€9,902 ($13,863 at an assumed exchange rate of $1.40/€1.00)	4.03%	December 2012
€3,928 ($5,499 at an assumed exchange rate of $1.40/€1.00)	4.07%	December 2012
€10,685 ($14,959 at an assumed exchange rate of $1.40/€1.00)	4.29%	December 2012
€3,248 ($4,547 at an assumed exchange rate of $1.40/€1.00)	4.25%	December 2012
€3,363 ($4,708 at an assumed exchange rate of $1.40/€1.00)	4.55%	December 2012
     The notional amounts of the interest rate swaps are scheduled to decline in accordance with our scheduled principal payments on the hedged term loan drawdowns. These derivative financial instruments qualified for accounting as cash flow hedges in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities and we designated them as such. As a result, we report the aggregate fair value of the interest rate swap agreements of $0.5 million on September 29, 2007 on our balance sheet ($0.1 million of which was an other current asset and $0.4 million of which was an other noncurrent asset), and we record changes in that fair value in other comprehensive income. We determined that the interest rate swap agreements were highly effective cash flow hedges at September 29, 2007. We use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use interest rate swap agreements for speculative or trading purposes.
     During the nine months ended September 29, 2007, we purchased a forward foreign exchange contract to hedge certain foreign currency denominated intercompany long-term debt. This hedge does not qualify for hedge accounting treatment in accordance with the provisions of SFAS 133. Accordingly, we recognize gains or losses from the fluctuation in foreign exchange rates and the valuation of this hedging contract in other expenses. We do not use derivative financial instruments for trading or speculative purposes. As of September 29, 2007, we had one outstanding foreign exchange forward contract to sell €20.0 million for $26.8 million at a fixed exchange rate of $1.34/€1.00. Unrealized mark-to-market losses recorded on this contract in the three and nine months ended September 29, 2007 were $1.3 million and $1.8 million, respectively. The contract is scheduled to settle on February 27, 2009.
Note 16 — Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial position and results of operations.
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
Note 17 — Subsequent Events
     On October 15, 2007 we signed a lease for approximately 28,000 square feet of corporate office space in Tempe, Arizona. The lease will commence on or about March 1, 2008 and will expire after 7 years and 4 months, subject to an option to extend the term for another 5 years. The total rent obligation over the initial term of the lease is approximately $8.4 million and will be accounted for as an operating lease.
     On October 16, 2007 we established an irrevocable letter of credit between our subsidiary First Solar Malaysia SDN BHD and Royal Malaysian Customs. This letter of credit is issued for payments of customs tax, excise tax and sales tax to the Royal Malaysian Customs and Excise Department. The letter of credit expires on September 30, 2008 and is secured by a bank guarantee in the amount of MRY 4.0 million ($1.2 million at an assumed exchange rate of $0.30/MRY 1.00).
     On November 5, 2007, we announced that we entered into two new agreements for the manufacture and sale of solar modules totaling 557 Megawatts. These new agreements are expected to allow for sales of approximately $1 billion at an assumed future exchange rate of $1.30/€ 1.00 over the period 2008 to 2012. The agreements are long-term agreements with Babcock & Brown

Enexon Trading Ltd., a subsidiary of the global investment and advisory firm Babcock & Brown International Pty Ltd, which focuses on developing real estate, infrastructure, and renewable energy projects; and Ecostream Switzerland GmbH, a subsidiary of Econcern BV, which focuses on developing solutions for sustainable energy supply.
     On November 1, 2007 we exercised our option under the lease agreement dated January 24, 2007 between First Solar Malaysia Sdn. Bhd. and Kulim Technology Park Corporation Berhad for lands that are the site of our third and fourth plants at our Malaysian manufacturing center, adjacent to the first two plants that are currently under construction.
     On November 1, 2007 we entered into 13 month foreign exchange forward contracts to hedge €133.6 million of forecasted revenues. The total aggregate contract amount is $192.8 million. These contracts will qualify as hedges for accounting purposes under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and will become due between December 2007 and December 2008.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict” and “continue,” the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this quarterly report on Form 10-Q are based upon information available to us as of the filing date of this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Risk Factors” elsewhere in this quarterly report on Form 10-Q. You should carefully consider the risks and uncertainties described under this section.
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this quarterly report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “First Solar” refer to First Solar, Inc. and its subsidiaries.
Overview
     We design and manufacture solar modules using a proprietary thin film semiconductor technology that has allowed us to reduce our average solar module manufacturing costs to among the lowest in the world. Each solar module uses a thin layer of cadmium telluride semiconductor material to convert sunlight into electricity. We manufacture our solar modules on a high-throughput production line and we perform all manufacturing steps ourselves in an automated, proprietary and continuous process. In 2006 and the first nine months of 2007, we sold almost all of our solar modules to solar project developers and system integrators headquartered in Germany, France and Spain.
     First Solar was founded in 1999 to bring an advanced thin film semiconductor process into commercial production through the acquisition of predecessor technologies and the initiation of a research, development and production program that allowed us to improve upon the predecessor technologies and launch commercial operations in January 2002. Currently, we manufacture our solar modules and conduct our research and development activities at our Perrysburg, Ohio and Frankfurt/Oder, Germany manufacturing facilities. We completed the qualification of our base plant in Perrysburg, Ohio for high volume production in November 2004. In April 2007, we also started initial production at a 120MW manufacturing facility in Germany, which reached full capacity in the third quarter of 2007. In April 2007, we began construction of plant one of our Malaysian manufacturing centers and construction of plant two began in the third quarter of 2007. We also plan to begin construction of plant three of our Malaysian manufacturing center in the fourth quarter of 2007. Our objective is to become, by 2010, the first solar module manufacturer to offer a solar electricity solution that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe and Asia. To approach the price of retail electricity in such markets, we believe that we will need to reduce our manufacturing costs per watt by an additional 40-50%, assuming prices for traditional energy sources remain flat on an inflation adjusted basis.
     On February 22, 2006, we converted from a Delaware limited liability company to a Delaware corporation. Prior that date, we operated as a Delaware limited liability company. On March 31, 2007 we merged all of our United States subsidiaries into the U.S. parent company, First Solar, Inc.
Net Sales
     We generate substantially all of our net sales from the sale of solar modules. Over the past three years and during the first nine months of 2007, the main constraint limiting our sales has been production capacity as customer demand has exceeded the number of solar modules we could produce. We price and sell our solar modules per watt of power. As a result, our net sales can fluctuate based on our output of sellable watts. We currently sell almost all of our solar modules to solar project developers and system integrators headquartered in Germany, France and Spain, which then resell our solar modules to end-users who receive government subsidies. Our net sales could be negatively impacted if legislation reduces the current subsidy programs in Europe, North America, or Asia or if interest rates increase, which could impact our end-users’ ability to either meet their target return on investment or finance their projects. We have entered into contracts for the purchase and sale of our solar modules with twelve European project developers, system integrators and operators of renewable energy projects. We refer to these as our “Long Term Sales Contracts.” These contracts account for a significant portion of our planned production over the period from 2007 through 2012 and therefore will significantly affect our overall financial performance.
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
     We retain the right to terminate the Long Term Sales Contracts upon 12 months notice and the payment of a termination fee if we determine that certain material adverse changes have occurred, including one or more of the following: new laws, rules or regulations with respect to our production, distribution, installation or reclamation and recycling program have a substantial adverse impact on our business; unanticipated technical or operational issues result in our experiencing widespread, persistent quality problems or the inability to achieve stable conversion efficiencies at planned levels; or extraordinary events beyond our control substantially increase the cost of our labor, materials or utility expenses or significantly reduce our throughput.
     Our customers are entitled to certain remedies in the event of missed deliveries of kilowatt volume. These delivery commitments are established through rolling four quarter forecasts to be negotiated with each of the customers and define the specific quantities to be purchased on a quarterly basis and the schedules of the individual shipments to be made to the customers. In the case of a late delivery, certain of our customers are entitled to a maximum charge representing a percentage of the delinquent revenue. If we do not meet our annual minimum volume shipments, our customers also have the right to terminate these contracts on a prospective basis.
     No single customer accounted for more than 21% of our net sales in the nine months ended September 29, 2007.
Cost of sales
     Our cost of sales includes the cost of raw materials, such as tempered back glass, TCO coated front glass, cadmium telluride, laminate, connector assemblies and laminate edge seal. In addition, other items contributing to our cost of sales are direct labor and manufacturing overhead such as engineering expense, equipment maintenance, environmental health and safety, quality and production control and procurement. Cost of sales also includes depreciation of manufacturing plant and equipment and facility related expenses. In addition, we accrue warranty and end of life reclamation and recycling expenses in our cost of sales.

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
Research and development
     Research and development expense consists primarily of salaries and personnel related costs and the cost of products, materials and outside services used in our process and product research and development activities. In 2006, we began adding equipment for further process developments and recording the depreciation of such equipment as research and development expense.
Selling, general and administrative
     Selling, general and administrative expense consists primarily of salaries and other personnel related costs, professional fees, insurance costs, travel expense and other selling expenses. We expect a general trend of increases in these expenses in the near term, both in absolute dollars and as a percentage of net sales, in order to support the growth of our business as we expand our sales and marketing efforts, improve our information processes and systems and implement the financial reporting, compliance and other infrastructure required for a public company. Over time, we expect selling, general and administrative expense to decline as a percentage of net sales and on a cost per watt basis as our net sales and our total watts produced increase.
Production start-up
     Production start-up expense consists primarily of salaries and personnel related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules that are run through the production line during the qualification phase. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. We expect to incur significant production start-up expenses in fiscal year 2007 in connection with our German plant and our plants at our Malaysia manufacturing center. In general, we expect production start-up expenses per production line to be higher when we build an entire new manufacturing facility than compared with the addition of a new production line at an existing manufacturing facility, primarily due to the additional infrastructure investment required. Over time, we expect production start-up expenses to decline as a percentage of net sales and on a cost per watt basis as a result of economies of scale.
Interest income
     Interest income is associated with our cash, cash equivalents and marketable securities.
Interest expense
     Interest expense is associated with various debt financings.
Use of estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, intangible assets, income taxes, warranty obligations, marketable securities, end of life reclamation and recycling, contingencies and litigation and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Results of Operations
     The following table sets forth our consolidated statement of operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 29,	September 30,	September 29,
	2006	2007	2006	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.1%	48.4%	65.2%	53.7%
Gross profit	39.9%	51.6%	34.8%	46.3%
Research and development	4.1%	2.4%	5.7%	3.5%
Selling, general and administrative	20.6%	17.0%	27.2%	19.1%
Production start-up	2.7%	1.8%	9.5%	4.3%
Operating income (loss)	12.5%	30.4%	(7.6)%	19.4%
Foreign currency gain (loss)	(0.7)%	0.6%	3.4%	0.2%
Interest income	0.8%	3.3%	1.1%	4.4%
Interest expense	(0.4)%	(0.4)%	(1.0)%	(0.7)%
Other expense, net	(1.2)%	(0.1)%	(0.6)%	(0.3)%
Income tax benefit (expense)	(0.5)%	(4.8)%	(0.2)%	8.5%
Net income (loss)	10.5%	29.0%	(4.9)%	31.5%
Three Months Ended September 30, 2006 and September 29, 2007
     Net sales

	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Three Month Period Change
Net sales	$40,794	$159,007	$118,213	290%
     The increase in our net sales was due primarily to a 280% increase in the MW volume of solar modules sold in the third quarter of 2007 compared with the third quarter of 2006. We were able to increase the MW volume of solar modules sold primarily as a result of the production ramp at our German plant, the full production of our Ohio expansion and continued improvements to our overall production. In addition, we increased the average number of sellable watts per solar module by 13% in the third quarter of 2007 compared with the third quarter of 2006. Our average selling price in the third quarter of 2007 increased to $2.48 from $2.40 in the third quarter of 2006. Our average selling price was positively impacted by $0.18 due to a favorable foreign exchange rate between the U.S. dollar and the euro and partially offset by a price decline of $0.10. Approximately 88% of our net sales in the third quarter of 2007 resulted from sales of solar modules to customers headquartered in Germany. In the third quarter of 2006, almost all our net sales resulted from sales of solar modules to customers headquartered in Germany.
     Cost of sales

	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Three Month Period Change
Cost of sales	$24,537	$76,967	$52,430	214%
% of net sales	60.1%	48.4%

     Direct material expense increased by $27.7 million, warranty and end of life costs relating to the reclamation and recycling of our solar modules increased by $3.2 million, sales freight and other costs increased by $0.5 million, in each case, primarily as a result of higher production and sales volumes in the third quarter of 2007 compared to the third quarter of 2006. In addition, manufacturing overhead costs increased by $21.0 million, which was primarily composed of an increase in salaries and personnel related expenses of $11.3 million, including a $1.7 million increase in share-based compensation expense, resulting from the infrastructure associated with our German plant build-out, facility and related expenses of $6.6 million and depreciation expense of $3.1 million, primarily as a result of additional equipment becoming operational at our German plant.
     Gross profit

	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Three Month Period Change
Gross profit	$16,257	$82,040	$65,783	405%
Gross margin %	39.9%	51.6%
     Gross profit increased by $65.8 million from $16.2 million in the third quarter of 2006 to $82.0 million in the third quarter of 2007, reflecting an increase in net sales. As a percentage of sales, gross margin increased 11.7 percentage points from 39.9% in the third quarter of 2006 to 51.6% in the third quarter of 2007, representing increased leverage of our fixed cost infrastructure and scalability associated with our plant expansions, which drove a 280% increase in the number of MW sold over the same time period.
     Research and development

	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Three Month Period Change
Research and development	$1,657	$3,854	$2,197	133%
% of net sales	4.1%	2.4%
     The increase in research and development expense was primarily the result of a $2.1 million increase in personnel related expense, which included share-based compensation expense of $0.9 million in the third quarter of 2007 compared with $0.6 million for the same period in 2006, as a result of increased headcount. Consulting and other expenses also increased by $0.3 million and were partially offset by a $0.2 million increase in grant revenue received over the same time period.
     Selling, general and administrative

	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Three Month Period Change
Selling, general and administrative	$8,393	$27,082	$18,689	223%
% of net sales	20.6%	17.0%
     Selling, general and administrative expense increased primarily as a result of higher salaries and personnel related expenses of $16.0 million due to increased headcount and an increase in share-based compensation expense from $1.0 million in the third quarter of 2006, compared to $12.5 million in the third quarter of 2007. Share-based compensation expense in the third quarter of 2007 included a one time charge of $8.7 million relating to equity grants issued during the quarter, which vested immediately upon grant. In addition, legal and professional service fees increased by $2.2 million and other expenses increased by $0.5 million from the third quarter of 2006 to the third quarter of 2007, primarily resulting from expenses incurred in connection with being a public company.
     Production start-up

	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Three Month Period Change
Production start-up	$1,109	$2,805	$1,696	153%
% of net sales	2.7%	1.8%

     In the third quarter of 2007, we incurred $2.8 million of production start-up expenses related to our Malaysia expansions, including related legal and regulatory costs, compared with $1.1 million of production start-up expenses for our German plant expansion during the third quarter of 2006. Production start-up expenses are primarily attributable to the cost of labor and material and depreciation expense to run and qualify the line prior to production, related facility expenses, management of our replication process and third party expenses.
     Foreign currency gain (loss)

	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Three Month Period Change
Foreign currency gain (loss)	$(298)	$965	$1,263	N.M.
     Foreign currency gain increased by $1.3 million during the third quarter of 2007 compared with the third quarter of 2006, primarily due to an increase in the value of the euro relative to the U.S. dollar, partially offset by lower euro denominated asset balances.
     Interest income

	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Three Month Period Change
Interest income	$312	$5,298	$4,986	N.M.
     The increase in interest income of $5.0 million in the third quarter of 2007 compared with the third quarter of 2006 was primarily due to higher cash, cash equivalent and marketable securities balances throughout the third quarter of 2007. We completed an equity follow-on public offering in August of 2007, which resulted in net proceeds of approximately $366.0 million.
     Interest expense

	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Three Month Period Change
Interest expense	$(158)	$(647)	$(489)	N.M.
     Interest expense, net of amounts capitalized, increased by $0.5 million during the third quarter of 2007 compared with the third quarter of 2006, primarily as a result of additional draws on our credit facility with IKB.
     Other expense, net

	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Three Month Period Change
Other expense, net	$(481)	$(266)	$215	N.M.
     The decrease in other expense of $0.2 million in the third quarter of 2007 compared with the third quarter of 2006 was primarily due to lower financing fees.
     Income tax expense

	Three Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Three Month Period Change
Income tax expense	$(181)	$(7,615)	$(7,434)	N.M.

     Income tax expense of $7.6 million during the third quarter of 2007 is mainly due to the reversal of valuation allowances of $7.5 million against previously established deferred tax assets which primarily relate to foreign jurisdictions, offset by $15.1 million in current income tax expense. The reversal was based upon our updated assessment of the future realization of our deferred income tax assets. The available positive evidence at September 29, 2007 included cumulative taxable income for the previous 12 quarters and a projection of future taxable income.
Nine Months Ended September 30, 2006 and September 29, 2007
     Net sales

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Nine Month Period Change
Net sales	$82,279	$303,179	$220,900	268%
     The increase in our net sales was due primarily to a 260% increase in the MW volume of solar modules sold in the first nine months of 2007 compared with the first nine months of 2006. We were able to increase the MW volume of solar modules sold primarily as a result of the production ramp at our German plant, the full production of our Ohio expansion and continued improvements to our overall production throughput. In addition, we increased the average number of sellable watts per solar module by 10% in the first nine months of 2007 compared with the first nine months of 2006. Our average selling price in the first nine months of 2007 increased to $2.41, up from $2.35 in the first nine months of 2006. Our average selling price was positively impacted by $0.18 due to favorable foreign exchange rate changes between the U.S. dollar and the euro and was partially offset by a price decline of $0.12. Approximately 94% of our net sales in the first nine months of 2007 resulted from sales of solar modules to customers headquartered in Germany. In the first nine months of 2006, almost all our net sales resulted from sales of solar modules to customers headquartered in Germany.
     Cost of sales

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Nine Month Period Change
Cost of sales	$53,650	$162,726	$109,076	203%
% of net sales	65.2%	53.7%
     Direct material expense increased by $53.0 million, warranty and end of life costs relating to the reclamation and recycling of our solar modules increased by $5.6 million, sales freight and other costs increased by $1.7 million, in each case, primarily as a result of higher production volumes in the first nine months of 2007, compared with the first nine months of 2006. In addition, manufacturing overhead costs increased by $48.8 million, which was primarily composed of an increase in salaries and personnel related expenses of $26.9 million, including a $3.3 million increase in share-based compensation expense, resulting from the infrastructure associated with our Ohio expansion and German plant build-out, facility and related expenses of $12.3 million and depreciation expense of $9.6 million, primarily as a result of additional equipment becoming operational at our Ohio and German plants.
     Gross profit

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Nine Month Period Change
Gross profit	$28,629	$140,453	$111,824	391%
Gross margin %	34.8%	46.3%
     Gross profit increased by $111.8 million from $28.6 million in the first nine months of 2006 to $140.4 million in the first nine months of 2007, reflecting an increase in net sales. As a percentage of sales, gross margin increased 11.5 percentage points from 34.8% in the first nine months of 2006 to 46.3% in the first nine months of 2007, representing increased leverage of our fixed cost infrastructure and scalability associated with our plant expansions, which drove a 260% increase in the number of MW sold. Additionally, we incurred $7.6 million of costs, or 2.5% of revenues, associated with the ramp of our German plant in the first nine months of 2007, compared with $1.1 million of costs, or 1.3% of revenues, incurred in the first nine months of 2006 related to the ramp of our Ohio expansion.
     Research and development

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Nine Month Period Change
Research and development	$4,712	$10,675	$5,963	127%
% of net sales	5.7%	3.5%
     The increase in research and development expense was primarily the result of a $5.7 million increase in personnel related expense, which included share-based compensation expense of $3.6 million in the first nine months of 2007 compared with $1.8 million for the same period in 2006, due to increased headcount and additional option awards. Consulting and other expenses also increased by $1.1 million and were partially offset by a $0.8 million increase in grant revenue received over the same time period.
     Selling, general and administrative

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Nine Month Period Change
Selling, general and administrative	$22,398	$58,057	$35,659	159%
% of net sales	27.2%	19.1%
     Selling, general and administrative expense increased primarily as a result of an increase in salaries and personnel related expenses of $27.2 million due to increased headcount and an increase in share-based compensation expense from $3.0 million in the first nine months of 2006 compared with $18.2 million in the first nine months of 2007. Share-based compensation expense in the first nine months of 2007 included a one time charge of $8.7 million relating to equity grants issued during the third quarter, which vested immediately upon grant. In addition, legal and professional service fees increased by $7.5 million and other expenses increased by $1.0 million from the first nine months of 2006 to the first nine months of 2007, primarily resulting from expenses incurred in connection with being a public company.
     Production start-up

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Nine Month Period Change
Production start-up	$7,750	$12,802	$5,052	65%
% of net sales	9.5%	4.3%
     In the first nine months of 2007, we incurred $12.8 million of production start-up expenses related to our German and Malaysia expansions, including legal and regulatory costs and increased headcount, compared with $7.8 million of production start-up expenses for our Ohio and German plant expansions during the first nine months of 2006. Production start-up expenses are primarily attributable to the cost of labor and material and depreciation expense to run and qualify the line, related facility expenses, management of our replication process and legal and regulatory costs.
     Foreign currency gain

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Nine Month Period Change
Foreign currency gain	$2,792	$716	$(2,076)	N.M.
     Foreign currency gain decreased by $2.1 million from the first nine months of 2006 to the first nine months of 2007, primarily as a result of lower euro denominated asset balances and the implementation of a hedging program for certain inter-company loans, partially offset by an increase in the euro.
     Interest income

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Nine Month Period Change
Interest income	$893	$13,199	$12,306	N.M.
     The increase in interest income of $12.3 million for the first nine months of 2007 compared with the first nine months of 2006 was primarily due to higher cash, cash equivalent and marketable securities balances. We completed an initial public offering in the fourth quarter of 2006 which resulted in net proceeds of approximately $302.7 million and an equity follow-on public offering in the third quarter of 2007, which resulted in net proceeds of approximately $366.0 million.
     Interest expense

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Nine Month Period Change
Interest expense	$(866)	$(2,131)	$(1,265)	N.M.
     Interest expense, net of amounts capitalized, increased by $1.3 million during the first nine months of 2007 compared with the first nine months of 2006 primarily as a result of additional draws on our credit facility with IKB.
     Other expense, net

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Nine Month Period Change
Other expense, net	$(471)	$(881)	$(410)	N.M.
     The increase in other expense of $0.4 million for the first nine months of 2007 compared with the first nine months of 2006 was primarily due to increased financing fees.
     Income tax expense

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 29, 2007	Nine Month Period Change
Income tax benefit (expense)	$(181)	$25,658	$25,839	N.M.
The income tax benefit of $25.7 million during the first nine months of 2007 is mainly due to the reversal of valuation allowances of $46.7 million against previously established foreign and domestic deferred tax assets, offset by $21.0 million in current income tax expense. The reversal was based upon our updated assessment of the future realization of our deferred income tax asset. The available positive evidence at September 29, 2007 included cumulative taxable income for the previous 12 quarters and a projection of future taxable income.
Critical Accounting Policies and Estimates
     For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 30, 2006 filed with the Securities and Exchange Commission. There have been no changes to our critical accounting policies since December 30, 2006, with the exception of the accounting related to uncertainty in income taxes and accounting for investments in debt and equity securities.
     In addition, we implemented a cash management system in the third quarter of fiscal 2007. Under this system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes, which we classify within accounts payable on our balance sheet. Changes in book overdrafts are reported on our condensed consolidated statement of cash flows as a component of operating cash flows associated with accounts payable, as they do not represent actual bank overdrafts. The amount of these checks included in accounts payable as of September 29, 2007 was $3.5 million.
Liquidity and Capital Resources

     As of September 29, 2007, we had $681.8 million in cash, cash equivalents and marketable securities compared to $308.4 million at December 30, 2006.
Operating Activities
     Cash provided by operating activities was $106.2 million during the first nine months of 2007 compared with cash used in operating activities of $13.9 million during the same period in 2006. Cash received from customers increased to $309.8 million during the first nine months of 2007 from $58.5 million during the first nine months of 2006 primarily due to an increase in net sales. This increase was partially offset by an increase in income taxes paid of $18.2 million in the first nine months of 2007 and an increase in cash paid to suppliers and employees of $172.2 million during the first nine months of 2007 compared with cash paid to suppliers and employees of $72.6 million during the same period in 2006, mainly due to an increase in raw materials purchases, an increase in personnel related costs due to higher headcount and other costs supporting our global expansion.
Investing Activities
     Cash used in investing activities was $715.7 million during the first nine months of 2007 compared with $103.6 million during the same period in 2006. Cash used in investing activities resulted primarily from capital expenditures in these periods and the net purchase of marketable securities of $564.2 million during the first nine months of 2007. Capital expenditures were $145.6 million during the first nine months of 2007 and $98.0 million during the same period in 2006. The increase in capital expenditures was primarily due to our investments related to the construction of our new plants in Germany and Malaysia.
Financing Activities
     Cash provided by financing activities was $416.1 million during the first nine months of 2007 compared with $132.2 million during the same period in 2006. During the first nine months of 2007 we received $366.0 million in net proceeds primarily from the issuance of our common stock as a result of our follow-on offering and $48.2 million from additional draws under our IKB credit facilities. Net proceeds from the exercise of stock options were $6.7 million. Tax benefits related to the exercise of stock options during the first nine months of 2007 were $18.6 million. In addition, we received $6.6 million in taxable investment incentives (“Investitionszuschuesse”) from the State of Brandenburg related to the construction of our plant in Frankfurt/Oder, Germany. These receipts were partially offset by $30.0 million in net repayments of long-term debt. Cash provided by financing activities for the first nine months of 2006 was primarily cash receipts of $98.3 million in net proceeds from debt issued to third parties, $36.0 million in loans from related parties, equity contributions of $30.0 million from our majority stockholder and $8.1 million in taxable investment incentives (“Investitionszuschuesse”) from the State of Brandenburg related to the construction of our plant in Frankfurt/Oder, Germany. These receipts were partially offset by $38.7 million in net repayments of related party debt. Also, during the first nine months of 2006, we issued convertible senior subordinated notes in the aggregate principal amount of $74.0 million (resulting in cash of $73.3 million, net of issuance costs). We extinguished these notes in the second quarter of 2006 by payment of 4.3 million shares of our common stock.
     We believe that our current cash and cash equivalents, cash flows from operating activities, government grants and low interest debt financings for our German plant will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan. As a result, we may engage in one or more debt or equity financings in the future that would result in increased expenses or dilution to our existing stockholders. If we are unable to obtain debt or equity financing on reasonable terms, we may be unable to execute our expansion strategy.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of September 29, 2007.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial position and results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     Our international operations accounted for 100.0% of our net sales in the first nine months of 2007 and 97.9% of our net sales in the first nine months of 2006. In the first nine months of 2007 and the first nine months of 2006, all of our international sales were denominated in euros. As a result, we have exposure to foreign exchange risk with respect to almost all of our net sales. Fluctuations in currency exchange rates, particularly in the U.S. dollar to euro exchange rate, affect our gross and net profit margins and could result in foreign currency and operating losses. Historically, most of our exposure to currency exchange risk has related to currency gains and losses from the time we sign and settle our sales contracts. For example, our Long Term Supply Contracts obligate us to deliver solar modules at a fixed price in euros per watt and do not adjust for fluctuations in the U.S. dollar to euro exchange rate. In the first nine months of 2007, a 10% change in currency exchange rates would have impacted our net sales by $30.3 million.
     In the past, currency exchange rate fluctuations have had an impact on our business and results of operations. For example, currency exchange rate fluctuations positively impacted our cash flows by $2.4 million in the first nine months of 2007 and negatively impacted our cash flows by $0.1 million in the first nine months of 2006. Although we cannot predict the impact of future currency exchange rate fluctuations on our business or results of operations, we believe that we may have increased risk associated with currency exchange rate fluctuations in the future. As of September 29, 2007, we had one outstanding foreign exchange forward contract to sell €20.0 million for $26.8 million at a fixed exchange rate of $1.34/€1.00. The contract is due to settle on February 27, 2009. This currency forward contract hedges an intercompany loan. Most of our German plant’s operating expenses will be in euro, creating increasing opportunities for some natural hedges against the currency risk in our net sales. In addition, we may decide to enter into other hedging activities in the future.
Interest Rate Risk
     We are exposed to interest rate risk because many of our end-users depend on debt financing to purchase and install a photovoltaic system. Although the useful life of a photovoltaic system is approximately 25 years, end-users of our solar modules must pay the entire cost of the photovoltaic system at the time of installation. As a result, many of our end-users rely on debt financing to fund their up-front capital expenditures and final project. An increase in interest rates could make it difficult for our customers and end-users to secure the financing necessary to purchase and install a photovoltaic system on favorable terms, or at all and thus lower demand for our solar modules and reduce our net sales. In addition, we believe that a significant percentage of our end-users install photovoltaic systems as an investment, funding the initial capital expenditures through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in a photovoltaic system or make alternative investments more attractive relative to photovoltaic systems, which, in each case, could cause these end-users to seek alternative investments that promise higher returns.
     During July 2006, we entered into the IKB credit facility, which bears interest at Euribor plus 1.6% for the term loan, Euribor plus 2.0% for the bridge loan and Euribor plus 1.8% for the revolving credit facility. As of September 29, 2007, we held six pay fixed, receive Euribor interest rate swaps with a combined notional value of €46.0 million ($64.4 million at an assumed exchange rate of $1.40/€1.00), which hedge our interest rate risk on the IKB term loan.
     In addition, we invest some of our cash in debt and equity securities, which exposes us to interest rate risk. The primary objective of our investment activities is to preserve principal, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment may decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our consolidated statements of operations and statements of cash flow. As of September 29, 2007, all of our investments were in money market accounts or tax-exempt U.S. government securities, including obligations of states and political subdivisions.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of September 29, 2007 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 29, 2007, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the third quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting during the first nine months of 2007.
CEO and CFO Certifications
     We have attached as exhibits to this Quarterly Report on Form 10-Q the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Exchange Act. We recommend that this Item 4T be read in conjunction with those certifications for a more complete understanding of the subject matter presented.
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
           FINRA Inquiry
     On August 1, 2007, we received a letter from the Market Regulation Department of the Financial Industry Regulatory Authority (the “FINRA”) requesting certain information in connection with the FINRA’s review of trading in our common stock surrounding our July 9, 2007 announcement of having entered into new long-term supply contracts. Among other things, the FINRA requested information about all persons who possessed information about the new long-term supply contracts prior to our public disclosure, a chronology of all significant events leading to the execution of the new long-term supply contracts and a description of our procedures to ensure the confidentiality of material, non-public information prior to its public dissemination. The letter states that the inquiry should not be construed as an indication that the FINRA has determined that any violations of the NASD Conduct Rules or the federal securities laws have occurred.
     On August 24, 2007 we received a second letter from the FINRA requesting copies of the customer contracts that were the subject of the July 9, 2007 announcement. On October 11, 2007, we received a third letter from the FINRA stating that, as part of its continuing review, the staff of the Market Regulation Department had identified certain individuals and entities in respect of which the FINRA was seeking certain information, including the nature and history of any relationship between such identified individuals and entities and those persons who possessed information about the new long-term supply contracts prior to our public disclosure, and a statement as to the circumstances under which any knowledge of our business activities may have been gained by such identified individuals and entities. Again, the letter stated that the inquiry should not be construed as an indication that the FINRA has determined that any violations of the NASD Conduct Rules or the federal securities laws have occurred.
     We continue to cooperate with the FINRA and are not aware of any inappropriate disclosure or improper trading.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2006 and our registration statement on Form S-1/A filed on August 3, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The risk factors included in our Annual Report on Form 10-K for the year ended December 30, 2006 and our registration statement on Form S-1/A filed on August 3, 2007, have not materially changed.

Item 6. Exhibits
     The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date of First Filing	File Number	Exhibit Number	Herewith
3.1	Amended and Restated
Certificate of Incorporation of
	First Solar, Inc.	S-1/A	10/25/06	333-135574	3.1
3.2	By-Laws of First Solar, Inc.	S-1/A	11/2/06	333-135574	3.2
10.1	Employment Agreement dated August 27, 2007 between First Solar, Inc. and Kenneth Schultz (and related agreements)					X
31.01	Certification of Chief
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
Jens Meyerhoff
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

November 7, 2007

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date of First Filing	File Number	Exhibit Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of First Solar, Inc.	S-1/A	10/25/06	333-135574	3.1
3.2	By-Laws of First Solar, Inc.	S-1/A	11/2/06	333-135574	3.2
10.1	Employment Agreement dated August 27, 2007 between First Solar, Inc. and Kenneth Schultz (and related agreements)					X
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.