Form 10-K
period 2007-12-29
FIRST SOLAR, INC.
filed 2008-02-21
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,552,331,256 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 18, 2008, 78,649,834 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2008, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

FIRST SOLAR, INC.

Form 10-K for the Fiscal Year Ended December 29, 2007

Throughout this Annual Report on Form 10-K, we refer to First Solar, Inc. and its consolidated subsidiaries as “First Solar,” the “Company,” “we,” “us,” and “our.” Our fiscal years end on the last Saturday in December. Our last three fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005.

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

We design and manufacture solar modules using a proprietary thin film semiconductor technology that has allowed us to reduce our average solar module manufacturing costs to among the lowest in the world. In 2007, our average manufacturing costs were $1.23 per watt, which we believe is significantly less than those of traditional crystalline silicon solar module manufacturers. By continuing to expand production and improve our technology and manufacturing process, we believe that we can further reduce our manufacturing costs per watt and improve our cost advantage over traditional crystalline silicon solar module manufacturers. Our objective is to become, by 2010, the first solar module manufacturer to offer a solar electricity solution that can generate electricity on a non-subsidized basis at a cost equal to the price of retail electricity in key markets in North America, Europe and Asia.

We manufacture our solar modules on high-throughput production lines and perform all manufacturing steps ourselves in an automated, proprietary, continuous process. Our solar modules employ a thin layer of cadmium telluride semiconductor material to convert sunlight into electricity. In less than three hours, we transform a 2ft × 4ft (60cm × 120cm) sheet of glass into a complete solar module, using approximately 1% of the semiconductor material used by other manufacturers to produce crystalline silicon solar modules. Our manufacturing process eliminates the multiple supply chain operators and expensive and time consuming batch processing steps that are used to produce a crystalline silicon solar module.

We have long-term solar module supply contracts (the “Long Term Supply Contracts”) with twelve European project developers and system integrators that in the aggregate allow for approximately €4.5 billion ($5.9 billion at an assumed exchange rate of $1.30/€1.00) in sales from 2008 to 2012 for the sale of a total of 3.2GW of solar modules.

Our customers develop, own and operate solar power plants or sell turnkey solar power plants to end-users that include owners of land, owners of agricultural buildings, owners of commercial warehouses, offices and industrial buildings, public agencies, municipal government authorities, utility companies, and financial investors that desire to own large scale solar power plant projects.

In order to satisfy our contractual requirements and address additional market demand, we are expanding our manufacturing capacity with the construction of four plants — each with four production lines — at our Malaysian manufacturing center. In August 2006, we expanded our Ohio plant from one to three production lines. In April 2007, we started initial production at a four line manufacturing plant in Germany, which reached full capacity in the third quarter of 2007. Also in April 2007, we began construction of plant one of our Malaysian manufacturing center. In the third and fourth quarters of 2007, we began construction of plants two and three, respectively; and in the first quarter of 2008, we began construction of plant four. We expect plant one to reach its full capacity in the second half of 2008; plant two to reach its full capacity in the first half of 2009; and plants three and four to reach full capacity in the second half of 2009. After plant four of our Malaysian manufacturing center reaches its full capacity, we will have 23 production lines and an annual global manufacturing capacity of approximately 1012MW based on the fourth quarter of 2007 average run rate at our existing plants.

Acquisition of Turner Renewable Energy, LLC

On November 30, 2007, we completed the acquisition of Turner Renewable Energy, LLC, a privately held company which designed and deployed commercial solar projects for utilities in the United States. Starting in December 2007, we operate this wholly owned subsidiary under the name of First Solar Electric, LLC (“First Solar Electric”). We believe the acquisition of Turner Renewable Energy, LLC will enable us to offer solar electricity solutions to utility companies in the United States that are seeking cost effective renewable energy solutions for the purpose of meeting renewable portfolio standard requirements. The total consideration for the transaction was $34.3 million (excluding exit and transaction costs of $0.7 million), consisting of $28.0 million in common stock and $6.3 million in cash.

Products

Solar Modules

Each solar module is approximately 2ft × 4ft (60cm × 120cm) and had an average rated power of approximately 64 watts for 2006 and approximately 70 watts for 2007. Our solar module is a single-junction polycrystalline thin film structure that employs cadmium telluride as the absorption layer and cadmium sulfide as the window layer. Cadmium telluride has absorption properties that are highly matched to the solar spectrum and has the potential to deliver competitive conversion efficiencies with approximately 1% of the semiconductor material used by traditional crystalline silicon solar modules. Our thin film technology also has relatively high energy performance in low light and high temperature environments compared to traditional crystalline silicon solar modules.

Certifications

We have participated, or are currently participating, in laboratory and field tests with the National Renewable Energy Laboratory, the Arizona State University Photovoltaic Testing Laboratory, the Fraunhofer Institute for Solar Energy, TÜV Immissionsschutz und Energiesysteme GmbH, and the Institute für Solar Energieversorgungstechnik. Currently, we have approximately 10,000 solar modules installed worldwide at test sites designed to collect data for field performance validation. Using data logging equipment, we also monitor approximately 457,000 solar modules, representing approximately 30MW of installed photovoltaic systems, in use by the end-users that have purchased systems using our solar modules. The modules in these monitored systems represent approximately 19% of all solar modules shipped by us from 2002 through 2007.

We maintain all certifications required to sell solar modules in the markets we serve or expect to serve, including UL 1703, IEC 61646, Safety Class II and CE.

Solar Module Warranty

We provide a limited warranty to the owner of our solar modules for five years following delivery for defects in materials and workmanship under normal use and service conditions. We also warrant to the owner of our solar modules that solar modules installed in accordance with agreed-upon specifications will produce at least 90% of their power output rating during the first 10 years following their installation and at least 80% of their power output rating during the following 15 years. In resolving claims under both the defects and power output warranties, we have the option of either repairing or replacing the covered solar module or, under the power output warranty, providing additional solar modules to remedy the power shortfall. Our warranties are automatically transferred from the original purchaser of our solar modules to a subsequent purchaser. As of December 29, 2007, our accrued warranty liability was $7.3 million.

Collection and Recycling Program

End-users can return their solar modules to us at any time for collection and recycling at no cost. We pre-fund the estimated collection and recycling cost at the time of sale, assuming for this purpose a minimum service life of approximately 20 years for our solar modules. In addition to achieving substantial environmental benefits, our solar module collection and recycling program may provide us the opportunity to resell or redistribute working modules or recover certain raw materials and components for reuse in our manufacturing process. First Solar has developed a recycling process for manufacturing scrap, warranty returns and end of life modules that produces glass suitable for the use in production of new glass products and extracts metals that will be further processed by a third party supplier to produce semiconductor materials for reuse in our solar modules.

Manufacturing

Manufacturing Process

We have integrated our manufacturing processes into a continuous, integrated production line with the following three stages: the “deposition” stage; the “cell definition” stage; and the “assembly and test” stage. In the deposition stage, panels of treated glass are robotically loaded onto the production line where they are cleaned, heated and coated with a layer of cadmium sulfide followed by a layer of cadmium telluride using our proprietary vapor transport deposition technology, after which the semiconductor-coated plates are cooled rapidly to increase strength. In our cell definition stage, we use a series of lasers to transform the large single semiconductor-coated plate into a series of lasers to transform the large single semiconductor-coated plate into a series of interconnected cells that deliver the desired current and voltage output. Our proprietary laser scribing technology is capable of accomplishing accurate and complex scribes at high speeds. Finally, in the assembly and test stage, we apply busbars, laminate, a rear glass cover sheet and termination wires, seal the joint box and subject each solar module to a solar simulator and current leakage test. The final assembly stage is the only stage in our production line that requires manual processing.

Historically, all of our solar modules were produced at our Perrysburg, Ohio facility, which has received both an ISO 9001:2000 quality system certification and ISO 14001:2004 environmental system certification. In April 2007, we started initial production at a manufacturing facility in Frankfurt/Oder, Germany which has received all applicable licenses and permits to operate in accordance with German law. Our German plant has received ISO 9001:2000 quality system certification and we anticipate the German plant to attain an ISO 14001:2004 environmental system certification in the third quarter of 2008.

Manufacturing Capacity Expansion

We plan to expand our manufacturing capacity to 23 production lines by the end of 2009. In August 2006, we qualified two additional production lines at our Ohio plant, increasing our annual manufacturing capacity then to approximately 75MW based on the fourth quarter of 2006 run rate. In April 2007, we started initial production at our four line manufacturing plant in Germany, which reached full capacity in the third quarter of 2007 bringing our total capacity to 308 MW at the end of 2007 based on the fourth quarter of 2007 run rates at these plants. In addition, on January 24, 2007 we entered into a land lease agreement for a manufacturing center site in the Kulim Hi-Tech Park in the State of Kadah, Malaysia. The Malaysia site accommodates up to four plants, each with four productions lines. In April 2007, we began construction of plant one of our Malaysian manufacturing center. In the third and fourth quarters of 2007, we began construction of plants two and three respectively, and in the first quarter of 2008, we began construction of plant four. We expect plant one to reach its full capacity in the second half of 2008; plant two to reach its full capacity in the first half of 2009, and plants three and four to reach full capacity in the second half of 2009. After plant four of our Malaysian manufacturing center reaches its full capacity, planned for the second half of 2009, we will have 23 production lines and an annual global manufacturing capacity of 1012MW.

Raw Materials

Our manufacturing process uses approximately 20 types of raw materials and components to construct a complete solar module. Of these raw materials and components, the following nine are critical to our manufacturing process: TCO coated front glass, cadmium sulfide, cadmium telluride, photo resist, laminate, tempered back glass, cord plate/cord plate cap, lead wire (UL and TÜV) and solar connectors. Before we use these materials and components in our manufacturing process, a supplier must undergo a qualification process that can last up to 12 months, depending on the type of raw material or component. Although we continually evaluate new suppliers and currently are qualifying several new suppliers, most of our critical materials or components are either sole sourced or supplied by a limited number of suppliers.

One critical raw material in our production process is cadmium telluride. Presently, we purchase all of our cadmium telluride in compounded form from a limited number of suppliers. We have a long term supply contract with one of our cadmium telluride suppliers, which provides for quarterly price adjustments based on the cost of tellurium.

Customers

We have Long Term Supply Contracts with twelve principal customers for the sale of solar modules. These customers include project developers, system integrators and operators of renewable energy projects, and are headquartered throughout the European Union. The Long Term Supply Contracts in the aggregate allow for approximately €4.5 billion ($5.9 billion at an assumed exchange rate of $1.30/€1.00) in sales from 2008 to 2012 for the sale of a total of 3.2GW of solar modules.

In 2007, our principal customers were Blitzstrom GmbH, Colexon Energy AG (previously Reinecke + Pohl), Conergy AG, Gehrlicher Umweltschonende Energiesysteme GmbH, Juwi Solar GmbH and Phoenix Solar AG. During 2007, each of these six customers individually accounted for between 10% and 23% of our net sales. All of our other customers individually accounted for less than 10% of our net sales in 2007. The loss of any of our major customers could have an adverse effect on our business. As we expand our manufacturing capacity, we anticipate developing additional customer relationships in other markets and regions; which will reduce our customer and geographic concentration and dependence.

Sales and Marketing

We launched the marketing and sale of our solar modules in Germany in 2003 because Germany has attractive feed-in tariffs, a high forecasted growth rate for renewable energy and market segments that we believe are well served by our product. Since 2003, our focus has been on grid-connected ground or large roof mounted solar power plants in Germany and other European Union countries with feed-in tariff subsidies that enable solar power plant owners to earn a reasonable rate of return on their capital. Several of our principal customers were authorized in 2007 to sell our solar modules in the United States in markets that have rebates or other forms of subsidies. In November 2007, we completed the acquisition of Turner Renewable Energy, LLC and established a wholly owned subsidiary First Solar Electric, for the purpose of developing solar electricity solutions for utility companies in the United States that are seeking cost effective renewable energy solutions for the purpose of meeting renewable portfolio standard requirements.

Economic Incentives

Government subsidies, economic incentives and other support for solar electricity generation generally include feed-in tariffs, net metering programs, renewable portfolio standards, rebates, tax incentives and low interest loans.

Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are set above market rates and may differ based on system size or application. Net metering programs enable end-users to sell excess solar electricity to their local utility in exchange for a credit against their utility bills. The policies governing net metering vary by state and utility. Some utilities pay the end-user upfront, while others credit the end-user’s bill. Under a renewable portfolio standard, the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from solar electricity, while others provide no specific technology requirement for renewable electricity generation.

Tax incentive programs exist in the United States at both the federal and state level and can take the form of investment tax credits, accelerated depreciation and property tax exemptions. At the United States federal level, investment tax credits for business and residential solar systems have gone through several cycles of enactment and expiration since the 1980’s. Several state governments also facilitate low interest loans for photovoltaic systems, either through direct lending, credit enhancement or other programs.

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

Research, Development and Engineering

We continue to devote a substantial amount of resources to research and development with the objective of lowering the per watt price of solar electricity generated by photovoltaic systems using our solar modules to a level that competes on a non-subsidized basis with the price of retail electricity in key markets in North America, Europe and Asia by 2010. To reduce the per watt manufacturing cost of electricity generated by photovoltaic systems using our solar modules, we focus our research and development on the following areas:

•	Increase the conversion efficiency of our solar modules. We believe the most promising ways of increasing the conversion efficiency of our solar modules are maximizing the number of photons that reach the absorption layer of the semiconductor material so that they can be converted into electrons, maximizing the number of electrons that reach the surface of the cadmium telluride and minimizing the electrical losses between the semiconductor layer and the back metal conductor.

•	System optimization. We are also working to reduce the cost and optimize the effectiveness of the other components in a photovoltaic system. We maintain a substantial effort to collect and analyze actual field performance data from photovoltaic systems that use our modules. We continuously collect data from internal test sites comprising approximately 10,000 modules installed in varying climates and applications. We also monitor approximately 457,000 solar modules, representing approximately 30MW of installed photovoltaic systems, in use by the end-users that have purchased photovoltaic systems using our modules. We use the data collected from these sources to correlate field performance to various manufacturing and laboratory level metrics, identify opportunities for module and process improvement and improve the performance of systems that use our modules. In addition, we use this data to enhance predictive models and simulations for the end-users.

We typically qualify process and product improvements for full production at our Ohio plant and then utilize our “Copy Smart” process to integrate them into our other production lines. Our scientists and engineers collaborate across all manufacturing plants to drive improvements. We typically implement, validate and qualify such improvements at the Ohio plant before we deploy them to all of our production lines. We believe that this systematic approach to research and development will provide continuous improvements and ensure uniform adoption across our production lines. In addition, our production lines are replicas of each other using our “Copy Smart” process, and as a result, a process or production improvement on one line can be rapidly validated on other production lines.

We maintain active collaborations with the National Renewable Energy Laboratory (a division of the U.S. Department of Energy), Brookhaven National Laboratory and several universities. Since 2004, we have invested in excess of $29.6 million into our research and development expenses and received $4.6 million of grant funding.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third party confidentiality agreements, to safeguard our intellectual property. As of December 29, 2007, we held 22 patents in the United States, which will expire at various times between 2009 and 2023, and had 25 patent applications pending. We also held 14 patents and had over 50 patent applications pending in foreign jurisdictions. Our patent applications and any future patent applications might not result in a patent being issued with the scope of the claims we seek, or at all, and any patents we may receive may be challenged, invalidated or declared unenforceable. We continually assess appropriate occasions for seeking patent protection for those aspects of our technology, designs and methodologies and processes that we believe provide significant competitive advantages.

As of December 29, 2007, we held two trademarks, “First Solar” and “First Solar and Design,” in the United States. We have also registered our “First Solar and Design” mark in China, Japan and the European Union and we are seeking registration in India and other countries.

With respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce, we rely on, among other things, trade secret protection and confidentiality agreements to safeguard our interests. We believe that many elements of our photovoltaic manufacturing process involve proprietary know-how, technology or data that are not covered by patents or patent applications, including technical processes, equipment designs, algorithms and procedures. We have taken security measures to protect these elements. All of our research and development personnel have entered into confidentiality and proprietary information agreements with us. These agreements address intellectual property protection issues and require our associates to assign to us all of the inventions, designs and technologies they develop during the course of employment with us. We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our solar cells, technology or business plans.

We have not been subject to any material intellectual property claims.

Competition

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete within the larger electric power industry. Within the renewable energy industry, we compete with other renewable energy technologies including hydro, wind, geothermal, bio-mass and tidal. Within the solar energy industry, we believe that our main sources of competition are crystalline silicon solar module manufacturers, other thin film solar module manufacturers and companies developing solar thermal and concentrated photovoltaic technologies. Among photovoltaic module and cell manufacturers, the principal methods of competition are price per watt, production capacity, conversion efficiency and reliability. We believe that we compete favorably with respect to all of these factors.

At the end of 2007, the global photovoltaic industry consisted of more than 100 manufacturers of solar cells and modules. Within the photovoltaic industry, we face competition from numerous crystalline silicon solar cell and module manufacturers. We also face competition from thin film solar module manufacturers.

In addition, we expect to compete with future entrants to the photovoltaic industry that offer new technological solutions. We may also face competition from semiconductor manufacturers and semiconductor equipment manufacturers or their customers, several of which have already announced their intention to start production of photovoltaic cells, solar modules or turnkey production lines. Some of our competitors are larger and have greater financial resources, larger production capacities and greater brand name recognition than we do and may, as a result, be better positioned to adapt to changes in the industry or the economy as a whole.

We also face competition from companies that are developing various solar thermal solutions for utility scale power plant applications. In addition to manufacturers of solar photovoltaic equipment, we face competition from companies developing concentrating photovoltaic systems and other renewable energy technologies.

As we develop our business under First Solar Electric and begin to offer solar electricity solutions to utilities, we expect to face competition from other providers of renewable energy solutions, including developers of photovoltaic, solar thermal and concentrated solar power plants, as well as developers of alternate forms of renewable energy projects.

Environmental Matters

Our manufacturing operations include the use, handling, storage, transportation, generation and disposal of hazardous materials. We are subject to various federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the use, management and disposal of hazardous materials and wastes, occupational health and safety and the cleanup of contaminated sites. Therefore, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions and costs arising from third party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at our facilities. We believe we are currently in substantial compliance with applicable environmental requirements and do not expect to incur material capital expenditures for environmental controls in the foreseeable future. However, future developments such as more aggressive enforcement policies, the implementation of new, more stringent laws and regulations, or the discovery of unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations and/or financial condition. See “Item 1A: Risk Factors — Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.”

Associates

As of December 29, 2007, we had 1,462 associates (our term for employees), including 1,187 in manufacturing. The remainder of our associates are in research and development, sales and marketing and general and administration positions. None of our associates are represented by labor unions or covered by a collective bargaining agreement. As we expand domestically and internationally, however, we may encounter associates who desire union representation. We believe that our relations with our associates are good. We expect our headcount to double by the end of fiscal 2008 given our continued growth and expansion in Malaysia.

Information About Geographic Areas

We have significant marketing and distribution operations outside the United States and, with the completion of our German plant and construction of our Malaysian manufacturing center, we expect to have significant manufacturing operations outside the United States. In 2007, 98.8% of our net sales were generated from customers headquartered in the European Union. In the future, we expect to expand our operations in other European countries beyond Germany, Malaysia and other Asian countries; and as a result, we will be subject to the legal, political, social and regulatory requirements, and economic conditions of many jurisdictions. The international nature of our operations subject us to a number of risks, including fluctuations in exchange rates, adverse changes in foreign laws or regulatory requirements, and tariffs, taxes and other trade restrictions. See “Item 1A: Risk Factors — Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor and tax conditions in foreign countries.” See also Note 22, “Segment and Geographical Information,” to our consolidated financial statements referenced in Item 15 of this Annual Report on Form 10-K for information about our net sales by geographic region for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, and see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K for other information about our operations and activities in various geographic regions.

Available Information

We maintain a website at http://www.firstsolar.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. The information contained in or connected to our website is not incorporated by reference into this report.

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

Executive Officers of the Registrant

Our executive officers and their ages and positions as of December 29, 2007 are as follows:

Name	Age	Position

Michael J. Ahearn	51	Chief Executive Officer, Chairman
Bruce Sohn	46	President, Director
Jens Meyerhoff	43	Chief Financial Officer
Kenneth M. Schultz	45	Executive Vice President, Global Marketing & Business Development
John T. Gaffney	47	Executive Vice President and General Counsel
I. Paul Kacir	42	Vice President, Corporate Secretary

Michael J. Ahearn has served as the CEO and Chairman of First Solar since August 2000. Mr. Ahearn also served as President of First Solar from August 2000 to March 2007. From 1996 until November 2006, he was a Partner and President of the equity investment firm JWMA Partners, LLC, or JWMA (formerly True North Partners, L.L.C.). Prior to joining JWMA, Mr. Ahearn practiced law as a partner in the firm of Gallagher & Kennedy. He received both a B.A. in Finance and a J.D. from Arizona State University.

Bruce Sohn was elected a director of First Solar in July 2003 and has served as President of First Solar since March 2007. Prior to joining First Solar as President, Mr. Sohn worked at Intel Corporation for 24 years, where he most recently served as Plant Manager. He is a senior member of IEEE and a certified Jonah. Mr. Sohn has been a guest lecturer at several universities, including the Massachusetts Institute of Technology and Stanford University. He graduated from the Massachusetts Institute of Technology with a degree in Materials Science and Engineering.

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

Kenneth M. Schultz joined First Solar in November 2002 and is our Executive Vice President Global Marketing and Business Development. Prior to joining First Solar, he was a Vice President at Intersil Corporation, an analog semiconductor company, where he was responsible for commercializing various communications technologies, from October 2000 to June 2002. Mr. Schultz was Vice President and General Manager at SiCOM, Inc. prior to the acquisition of SiCOM by Intersil Corporation in 2000. He holds a B.S. in electrical engineering from the University of Pittsburgh and received his M.B.A. degree from Robert Morris University.

John T. Gaffney joined First Solar in January 2008 as Executive Vice President and General Counsel. Prior to joining First Solar, Mr. Gaffney practiced law at the firm of Cravath, Swaine & Moore LLP, where he was partner since 1993. During his time at Cravath, Mr. Gaffney served as a key advisor to First Solar and advised numerous corporate and financial institution clients on merger, acquisition and capital markets transactions. Mr. Gaffney holds a B.A. from George Washington University and an M.B.A. and J.D. from New York University.

I. Paul Kacir joined First Solar in October 2006 and is the Vice President, Corporate Secretary. Prior to joining First Solar, Mr. Kacir was a partner with the law firm of Gowling Lafleur Henderson LLP in 2006. From 2000 to 2005, Mr. Kacir was general counsel for Creo Inc., a manufacturer of digital pre-press equipment. Before joining Creo, Mr. Kacir practiced with Lang Michener Lawrence & Shaw. Mr. Kacir holds a B.A. in economics from the University of Western Ontario, a L.L.B from the University of New Brunswick, and an M.B.A. from the University of British Columbia.

Item 1A:	Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the following information, together with the other information in this Annual Report on Form 10-K, before buying shares of our stock. If any of the following risks or uncertainties occur, our business, financial condition and results of operations could be materially and adversely affected, the trading price of our stock could decline and you may lose all or a part of the money you paid to buy our stock.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. Although we began developing our predecessor technology in 1987, we did not launch commercial operations until we qualified our pilot production line in January 2002. We qualified the first production line at our Ohio plant in November 2004, the second and third production lines at our Ohio plant in August 2006 and our German plant in the third quarter of 2007. Because these production lines have only been in operation for a limited period of time, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. While our net sales grew from $48.1 million in 2005 to $504.0 million in 2007, we may be unable to achieve similar growth, or grow at all, in future periods. Accordingly, you should not rely on our results of operations for any prior period as an indication of our future performance.

Thin film technology has a short history and our thin film technology and solar modules may perform below expectations.

Researchers began developing thin film semiconductor technology over 20 years ago, but were unable to integrate the technology into a solar module production line until recently. Our oldest active production line has only been in operation since November 2004 and the oldest solar modules manufactured during the qualification of our pilot line have only been in use since 2001. As a result, our thin film technology and solar modules do not have a sufficient operating history to confirm how our solar modules will perform over their estimated 25-year useful life. We perform a variety of quality and life tests under different conditions. However, if our thin film technology and solar modules perform below expectations, we could lose customers and face substantial warranty expense.

Our failure to further refine our technology and develop and introduce improved photovoltaic products could render our solar modules uncompetitive or obsolete and reduce our net sales and market share.

We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar energy industry. However, research and development activities are inherently uncertain and we could encounter practical difficulties in commercializing our research results. Our significant expenditures on research and development may not produce corresponding benefits. Other companies are developing a variety of competing photovoltaic technologies, including copper indium gallium diselenide and amorphous silicon, which could produce solar modules that prove more cost-effective or have better performance than our solar modules. As a result, our solar modules may be rendered obsolete by the technological advances of our competitors, which could reduce our net sales and market share.

If photovoltaic technology is not suitable for widespread adoption, or if sufficient demand for solar modules does not develop or takes longer to develop than we anticipate, our net sales may flatten or decline and we may be unable to sustain profitability.

The solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. If photovoltaic technology proves unsuitable for widespread adoption or if demand for solar modules fails to develop sufficiently, we may be unable to grow our business or generate sufficient net sales to sustain profitability. In addition, demand for solar modules in our targeted markets — including Germany, Spain, France, Italy and the United States — may not develop or may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of photovoltaic technology and demand for solar modules, including the following:

•	cost-effectiveness of solar modules compared to conventional and other non-solar renewable energy sources and products;

•	performance and reliability of solar modules and thin film technology compared to conventional and other non-solar renewable energy sources and products;

•	availability and substance of government subsidies and incentives to support the development of the solar energy industry;

•	success of other renewable energy generation technologies, such as hydroelectric, tidal, wind, geothermal, solar thermal, concentrated photovoltaic, and biomass;

•	fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as increases or decreases in the price of oil and other fossil fuels;

•	fluctuations in capital expenditures by end-users of solar modules, which tend to decrease when the economy slows and interest rates increase; and

•	deregulation of the electric power industry and the broader energy industry to permit wide spread adoption of solar electricity.

Our future success depends on our ability to build new manufacturing plants and add production lines in a cost-effective manner, both of which are subject to risks and uncertainties.

Our future success depends on our ability to significantly increase both our manufacturing capacity and production throughput in a cost-effective and efficient manner. If we cannot do so, we may be unable to expand our business, decrease our cost per watt, maintain our competitive position, satisfy our contractual obligations or sustain profitability. Our ability to expand production capacity is subject to significant risks and uncertainties, including the following:

•	making changes to our production process that are not properly qualified or may cause problems with the quality of our solar modules;

•	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as our inability to secure successful contracts with equipment vendors;

•	our custom-built equipment may take longer and cost more to manufacture than expected and may not operate as designed;

•	delays or denial of required approvals by relevant government authorities;

•	being unable to hire qualified staff; and

•	failure to execute our expansion plans effectively.

If our future production lines are not built in line with our committed schedules or do not achieve operating metrics similar to our existing production lines, our solar modules could perform below expectations and cause us to lose customers.

Currently, the production lines at our Ohio and German plants are our only production lines that have a history of operating at full capacity. Future production lines could produce solar modules that have lower efficiencies, higher failure rates and higher rates of degradation than solar modules from our existing production lines, and we could be unable to determine the cause of the lower operating metrics or develop and implement solutions to improve performance. The second and third production lines at our Ohio plant, completed in August 2006, represent a “standard building block” that we replicated twice to build the four production lines at our German plant. We are using the same systematic replication process to build our Malaysian manufacturing center and future production facilities, including expansion of our existing production facilities. Our replication risk in connection with building production lines at our Malaysian manufacturing center and other future manufacturing plants could be higher than our replication risk was in expanding the Ohio plant because these new production lines are located internationally, which could entail other factors that will lower their operating metrics. If we are unable to systematically replicate our production lines to meet our committed schedules and achieve and sustain similar operating metrics in our Malaysian manufacturing center and future production lines as our existing production lines, our manufacturing capacity could be substantially constrained, our manufacturing costs per watt could increase, and we could lose customers, causing lower net sales, higher liabilities and lower net income than we anticipate. In addition, we might be unable to produce enough solar modules to satisfy our contractual requirements under our long term customer contracts.

Some of our manufacturing equipment is customized and sole sourced. If our manufacturing equipment fails or if our equipment suppliers fail to perform under their contracts, we could experience production disruptions and be unable to satisfy our contractual requirements.

Some of our manufacturing equipment is customized to our production lines based on designs or specifications that we provide the equipment manufacturer, who then undertakes a specialized process to manufacture the custom equipment. As a result, the equipment is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working. If any piece of equipment fails, production along the entire production line could be interrupted and we could be unable to produce enough solar modules to satisfy our contractual requirements under our long term customer contracts. In addition, the failure of our equipment suppliers to supply equipment in a timely manner or on commercially reasonable terms could delay our expansion plans and otherwise disrupt our production schedule or increase our manufacturing costs, all of which would adversely impact our financial results.

We may be unable to manage the expansion of our operations effectively.

We expect to expand our business significantly in order to meet our contractual obligations, satisfy demand for our solar modules and increase market share. In August 2006, we expanded our Ohio plant from one to three production lines. In April 2007, we started initial production at our four line manufacturing plant in Germany, which reached full capacity in the third quarter of 2007. Also in April 2007, we began construction of plant one of our Malaysian manufacturing center. In the third and fourth quarters of 2007, we began construction of plants two and three respectively, and in the first quarter of 2008, we began construction of plant four. Following the completion of plant four of our Malaysian manufacturing center we will have grown from one production line to 23 production lines with an annual global manufacturing capacity of approximately 1012MW in four years based on the fourth quarter of 2007 run rate at our existing plants.

To manage the rapid expansion of our operations, we will be required to improve our operational and financial systems, procedures and controls and expand, train and manage our growing associate base. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers. In addition, our current and planned operations, personnel, systems and internal procedures and controls might be inadequate to support our future growth. If we cannot manage our growth effectively, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

We depend on a limited number of suppliers for key raw materials and components and their failure to perform could cause manufacturing delays and impair our ability to deliver solar modules to customers in the required quality and quantities and at a price that is profitable to us.

Our failure to obtain raw materials and components that meet our quality, quantity and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing cost. Most of our key raw materials and components are either sole-sourced or sourced by a limited number of third-party suppliers. As a result, the failure of any of our suppliers to perform could disrupt our supply chain and impair our operations. In addition, many of our suppliers are small companies that may be unable to supply our increasing demand for raw materials and components as we implement our planned rapid expansion. We may be unable to identify new suppliers or qualify their products for use on our production lines in a timely manner and on commercially reasonable terms. Raw materials and components from new suppliers may also be less suited for our technology and yield solar modules with lower conversion efficiencies, higher failure rates and higher rates of degradation than solar modules manufactured with the raw materials from our current suppliers. A constraint on our production may cause us to be unable to meet our obligations under our long term customer contracts, which would have an adverse impact on our financial results.

A disruption in our supply chain for cadmium telluride, our semiconductor material, could interrupt or impair our ability to manufacture solar modules.

The key raw material we use in our production process is a cadmium telluride compound, with the tellurium component of the compound being the most critical. Currently, we purchase most of our cadmium telluride in manufactured form from a limited number of suppliers. If our current suppliers or any of our future suppliers are unable to perform under their contracts or purchase orders, our operations could be interrupted or impaired. In addition, because our suppliers must undergo a lengthy qualification process, we may be unable to replace a lost supplier in a timely manner and on commercially reasonable terms. Our supply of cadmium telluride could also be limited if any of our current suppliers or any of our future suppliers is unable to acquire an adequate supply of tellurium in a timely manner or at commercially reasonable prices. If our competitors begin to use or increase their demand for cadmium telluride, supply could be reduced and prices could increase. If our current suppliers or any of our future suppliers cannot obtain sufficient tellurium, it could substantially increase prices or be unable to perform under their contracts. We may be unable to pass increases in the cost of our raw materials through to our customers because our customer contracts do not adjust for raw material price increases and are generally for a longer term than our raw material supply contracts. A reduction in our production could result in our inability to meet our commitments under our long term customer contracts, all of which would have an adverse impact on our financial results.

We currently depend on a limited number of customers, with six customers accounting for substantially all of our net sales in 2007. The loss of, or a significant reduction in orders from, any of these customers could significantly reduce our net sales and negatively impact our operating results.

We currently sell substantially all of our solar modules to customers headquartered throughout the European Union. During 2007, our six largest customers each accounted for between 10% and 23% of our net sales. The loss of any of our large customers, their inability to perform under their contracts, or their default in payment could significantly reduce our net sales and adversely impact our operating results. In addition, our Long Term Supply Contracts extend through 2012 and we expect them to allocate a significant amount of our production capacity to a limited number of customers. As a result, we do not expect to have a significant amount of excess production capacity to identify and then build relationships with new customers that could replace any lost customers, and we will have to rely on future expansions to attract and service new customers. In addition, our customer relationships have been developed over a relatively short period of time and we cannot guarantee that we will have good relations with our customers in the future. Several of our competitors have more established relationships with our customers and may gain a larger share of our customers’ business over time.

If we are unable to further increase the number of sellable watts per solar module and reduce our manufacturing cost per watt, we will be in default under certain of our Long Term Supply Contracts and our profitability could decline.

Our Long Term Supply Contracts require either an increase in the minimum average number of watts per module of approximately 5% annually from 2008 to 2009 and then by 3% in 2012 or a base number of watts per module that increases 3-4% annually from 2008 to 2010/2011 and then remains fixed through 2012. Our failure to achieve these metrics could reduce our profitability or allow some of our customers to terminate their contracts. In addition, all of our Long Term Supply Contracts specify a sales price per watt that declines by approximately 6.5% at the beginning of each year through the expiration date of each contract in 2012. Our profitability could decline if we are unable to reduce our manufacturing cost per watt by at least the same rate at which our contractual prices decrease. Furthermore, our failure to reduce cost per watt by increasing our efficiency may impair our ability to enter new markets that we believe will require lower cost per watt for us to be competitive and may impair our growth plans.

Reduced growth in or the reduction, elimination or expiration of government subsidies, economic incentives and other support for on-grid solar electricity applications could reduce demand for our solar modules, lead to a reduction in our net sales and adversely impact our operating results.

Reduced growth in or the reduction, elimination or expiration of government subsidies, economic incentives and other support for on-grid solar electricity may result in the diminished competitiveness of solar energy relative to conventional and non-solar renewable sources of energy, and could materially and adversely affect the growth of the solar energy industry and our net sales. We believe that the near-term growth of the market for on-grid applications, where solar energy is used to supplement the electricity a consumer purchases from the utility network, depends significantly on the availability and size of government subsidies and economic incentives. Currently, the cost of solar electricity substantially exceeds the retail price of electricity in every significant market in the world. As a result, federal, state and local governmental bodies in many countries, most notably Germany, Italy, Spain, France, Greece, Portugal, South Korea, Japan, Canada and the United States, have provided subsidies in the form of feed-in tariffs, rebates, tax incentives and other incentives to end-users, distributors, systems integrators and manufacturers of photovoltaic products. For example, Germany, which accounted for 90.7% of our net sales in 2007, has been a strong supporter of photovoltaic products and systems, and political changes in Germany could result in significant reductions in or the elimination of incentives. Many of these government incentives expire, phase out over time, exhaust the allocated funding or require renewal by the applicable authority. For example, German subsidies decline at a rate of 5.0% or 6.5% per year (based on the type of the photovoltaic system) and discussions are ongoing about modifying the German Renewable Energy Law, or the EEG. The government proposal for the EEG amendment published on December 5, 2007 provides a one time adjustment of one euro cent per kWh starting on January 1, 2009 plus a gradual increase of degression rates for roof systems from currently 5% to 7% starting 2009 and to 8% starting 2011, and for ground mounted systems from currently 6.5% to 7% starting 2009 and to 8% starting 2011. It also recommends the introduction of a new tariff group for roof systems greater than 1000 kWp with a feed-in tariff of 34.48 euro cents per kWh in 2009. If the German government reduces or eliminates the subsidies under the EEG, demand for photovoltaic products could significantly decline in Germany.

In Spain, which accounted for approximately 1% of our net sales, the Spanish Royal Decree currently supports system installations registered before September 27, 2008. Proposals for a follow-up regulation are under discussion, however, a final conclusion is not expected before March of 2008. If the Spanish government does not release a new decree before September 27, 2008, there will be no feed-in tariff for new PV systems installed, connected or registered after that date.

In the United States, California has been the State where the majority of solar installations have taken place during the past five years. Starting January 1, 2007, the California Solar Initiative (CSI) has established a goal of installing 3000MW of solar generated electricity by 2017 with a State budget of $3.3 billion over 10 years. The CSI is structured to reduce the incentives paid to solar system owners as the cumulative volume of solar installations reaches pre-determined threshold limits. For example, the buy-down incentives and performance based incentives are planned to be reduced by approximately 50% between a cumulative installed solar capacity of 100MW and

200MW, potentially reducing demand for solar unless system cost reductions can be achieved. Emerging subsidy programs, such as the programs in Italy, France, Greece, South Korea and Ontario, Canada, may require an extended period of time to attain effectiveness because the applicable permitting and grid connection processes associated with these programs can be lengthy and administratively burdensome.

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

Electric utility companies or generators of electricity from fossil fuels or other renewable energy sources could also lobby for a change in the relevant legislation in their markets to protect their revenue streams. Reduced growth in or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications, especially those in our target markets, could cause our net sales to decline and materially and adversely affect our business, financial condition and results of operations.

In the United States, the 30% business and residential investment tax credit for solar energy systems reverts back to 10% at the end of 2008, unless it is extended. The United States Congress attempted to extend the 30% investment tax credit during 2007, but was unsuccessful. If the 30% investment tax credit is not extended, or not extended by mid-year 2008 or is only extended for a limited period of time, demand for solar energy systems in the United States, at prices that are profitable, could decline.

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

At the end of 2007, the global photovoltaic industry consisted of over 100 manufacturers of solar cells and modules. Within the photovoltaic industry, we face competition from crystalline silicon solar cell and module manufacturers. We also face competition from established thin film solar module manufacturers and several crystalline silicon manufacturers who are developing thin film technologies. We also face competition from semiconductor manufacturers and semiconductor equipment manufacturers and numerous startup companies that have attracted significant funding during 2007 — or their customers, several of which have begun or have already announced their intention to start production of photovoltaic cells, solar modules or turnkey production lines. In addition to manufacturers of solar cells and modules, we face competition from companies developing solar thermal and concentrated photovoltaic technologies.

Even if demand for solar modules continues to grow, the rapid expansion plans of many solar cell and module manufacturers could create periods where supply exceeds demand. During any such period, our competitors could decide to reduce their sales price, even below their manufacturing cost, in order to generate sales. As a result, we may be unable to sell our solar modules at attractive prices, or for a profit, during any period of excess supply of solar modules, which would reduce our net sales and harm our results of operations.

Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. A competitor’s greater size provides them with a competitive advantage because they often can realize economies of scale and purchase certain raw materials at lower prices. Many of our competitors also have greater brand name recognition, more established distribution networks and larger customer bases. In addition, many of our competitors have well-established relationships with our current and potential distributors and have extensive knowledge of our target markets. As a result of their greater size, some of our competitors may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. In addition, a significant increase in the supply of silicon feedstock or a significant reduction in the manufacturing cost of crystalline silicon solar modules could lead to pricing pressures for solar modules. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.

Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor and tax conditions in foreign countries.

We have significant marketing and distribution operations outside the United States and, with the completion of our German plant and construction of our Malaysian manufacturing center, we expect to have significant manufacturing operations outside the United States. In 2007, 98.8% of our net sales were generated from customers headquartered in the European Union. In the future, we expect to expand our operations in other European countries beyond Germany, Malaysia and other Asian countries; and as a result, we will be subject to the legal, political, social and regulatory requirements, and economic conditions of many jurisdictions. Risks inherent to international operations, include, but are not limited to, the following:

•	difficulty in enforcing agreements in foreign legal systems;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade and investment, including currency exchange controls;

•	fluctuations in exchange rates may affect product demand and may adversely affect our profitability in U.S. dollars to the extent the price of our solar modules and cost of raw materials, labor and equipment is denominated in a foreign currency;

•	inability to obtain, maintain or enforce intellectual property rights;

•	risk of nationalization of private enterprises;

•	changes in general economic and political conditions in the countries in which we operate, including changes in the government incentives we are relying on;

•	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to environmental protection, export duties and quotas;

•	difficulty with staffing and managing widespread operations;

•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the price of our solar modules and make us less competitive in some countries; and

•	difficulty of and costs relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer and sell our solar modules.

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

Our solar modules are sold with a five year materials and workmanship warranty for technical defects and a twenty-five year warranty against declines of more than 10% of their initial rated power in the first 10 years following their installation and 20% of initial rated power in the following 15 years, respectively. As a result, we bear the risk of extensive warranty claims long after we have sold our solar modules and recognized net sales. As of December 29, 2007, our accrued warranty liability was $7.3 million.

While our power output warranty extends for twenty-five years, our oldest solar modules manufactured during the qualification of our pilot production line have only been in use since 2001. Because of the limited operating history of our solar modules, we have been required to make assumptions regarding the durability and reliability of our solar modules. Our assumptions could prove to be materially different from the actual performance of our solar modules, causing us to incur substantial expense to repair or replace defective solar modules in the future. For example, our glass-on-glass solar modules could break, delaminate or experience power degradation in excess of expectations. In addition, once our solar modules are installed, connected and exposed to sunlight, but before they are connected to a power grid or there is a load otherwise put on them, they are in an open circuit condition. We are continuing to collect data on the long-term effects on reliability and service life that results from extended periods of the solar modules being in an open circuit condition, particularly in high ambient temperature conditions. Although the data available to us to date does not suggest significant deterioration in long-term performance of solar modules that are left in a prolonged open circuit condition, it may become apparent with future experience that the long-term performance and service life of our solar modules is affected by remaining in an open circuit condition for prolonged periods of time. Any widespread product failures may damage our market reputation and cause our sales to decline and require us to repair or replace the defective modules, which could have a material adverse effect on our financial results.

If our estimates regarding the future cost of collecting and recycling our solar modules are incorrect, we could be required to accrue additional expenses at and from the time we realize our estimates are incorrect and face a significant unplanned cash burden when our end-users return their solar modules.

We pre-fund our estimated future obligation for collecting and recycling our solar modules based on the present value of the expected future cost of the collecting and recycling process. This cost includes the cost of packaging the solar module for transport, the cost of freight from the solar module’s installation site to a recycling center and the material, labor and capital costs of the recycling process. The related expense that we recognize in our financial statements also includes an estimated third-party profit margin and risk rate for such services. Currently, we base our estimates on our experience collecting and recycling solar modules that do not pass our quality control tests and solar modules returned under our warranty and on our expectations about future developments in recycling technologies and processes and about economic conditions at the time the solar modules will be collected and recycled. If our estimates prove incorrect, we could be required to accrue additional expenses at and from the time we realize our estimates are incorrect and also face a significant unplanned cash burden at the time we realize our estimates are incorrect or end-users return their solar modules, which could harm our operating results. In addition, our end-users can return their solar modules at any time. As a result, we could be required to collect and recycle our solar modules earlier than we expect and before recycling technologies and processes improve.

Our future success depends on our ability to retain our key associates and to successfully integrate them into our management team.

We are dependent on the services of Michael J. Ahearn, our Chief Executive Officer, Bruce Sohn, our President, Jens Meyerhoff, our Chief Financial Officer, Ken Schultz, our Executive Vice President Global Marketing and Business Development, John T. Gaffney, our Executive Vice President and General Counsel, and other members of our senior management team. The loss of Messrs. Ahearn, Sohn, Meyerhoff, Schultz, Gaffney, or any other member of our senior management team could have a material adverse effect on us. There is a risk that we will not be able to retain or replace these key associates. Several of our current key associates, including Messrs. Ahearn, Sohn, Meyerhoff, Schultz, and Gaffney are subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit the associates to terminate their employment with us upon little or no notice.

If we are unable to attract, train and retain key personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain management, operations and technical personnel. Recruiting and retaining capable personnel, particularly those with expertise in the photovoltaic industry, thin film technology and cadmium telluride, are vital to our success. There is substantial competition for qualified technical personnel and we cannot assure you that we will be able to attract or retain our technical personnel. In addition, a significant percentage of our current management, operations and technical personnel have stock options that vest in 2008 and it may be more difficult to retain these individuals after their options vest. If we are unable to attract and retain qualified associates, our business may be materially and adversely affected.

Our failure to protect our intellectual property rights may undermine our competitive position and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

Protection of our proprietary processes, methods and other technology, especially our proprietary vapor transport deposition process and laser scribing process, is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies. We rely primarily on patents, trademarks, trade secrets, copyrights and other contractual restrictions to protect our intellectual property. As of December 29, 2007, we held 22 patents in the United States and 14 patents in select foreign jurisdictions. A majority of our patents expire at various times between 2009 and 2023. Our existing patents and future patents could be challenged, invalidated, circumvented or rendered unenforceable. We have pending patent applications in the United States and in foreign jurisdictions. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not be sufficient to provide meaningful protection against competitors or against competitive technologies.

We also rely upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our associates and third parties to protect our intellectual property, such confidentiality agreements are limited in duration and could be breached and may not provide meaningful protection for our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge of our trade secrets through independent development or legal means. The failure of our patents or confidentiality agreements to protect our processes, equipment, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have a material adverse effect on our business. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries, especially any developing countries into which we may expand our operations. In some countries we have not applied for patent, trademark or copyright protection.

Third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition and operating results. Policing unauthorized use of proprietary technology can be difficult and expensive. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We cannot assure you that the outcome of such potential litigation will be in our favor. Such litigation may be costly and may divert management attention and other resources away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to pay significant damage awards or prohibit us from the manufacture and sale of our solar modules or the use of our technology.

Our success depends largely on our ability to use and develop our technology and know-how without infringing or misappropriating the intellectual property rights of third parties. The validity and scope of claims relating to photovoltaic technology patents involve complex scientific, legal and factual considerations and analysis and, therefore, may be highly uncertain. We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, which may not be available on reasonable terms, or at all, or pay ongoing royalties, require us to redesign our solar module, or subject us to injunctions prohibiting the manufacture and sale of our solar modules or the use of our technologies. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our solar modules until the resolution of such litigation.

Currency translation and transaction risk may negatively affect our net sales, cost of sales and gross margins and could result in exchange losses.

Although our reporting currency is the U.S. dollar, we conduct our business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation and transaction risk. For example, 95.0% and 98.8% of our net sales were outside the United States and denominated in euros for the fiscal year ended December 30, 2006 and December 29, 2007, respectively, and we expect a large percentage of our net sales to be outside the United States and denominated in foreign currencies in the future. In addition, with the expansion of our manufacturing operations into Germany and our current expansion into Malaysia, our operating expenses for the plants in these countries will be denominated in the local currency. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our net sales and cost of sales and could result in exchange gains or losses. For example, the strengthening euro contributed $43.8 million to our net sales during fiscal 2007 compared to fiscal 2006. In addition, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from our reporting currency. For example, our Long Term Supply Contracts specify fixed pricing in euros through 2012 and do not adjust for changes in the U.S. dollar to euro exchange rate. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations.

We could also expand our business into emerging markets, many of which have an uncertain regulatory environment relating to currency policy. Conducting business in such emerging markets could cause our exposure to changes in exchange rates to increase.

An increase in interest rates or tightening of the supply of capital by Global Financial Markets could make it difficult for end-users to finance the cost of a photovoltaic system and could reduce the demand for our solar modules.

Many of our end-users depend on debt financing to fund the initial capital expenditure required to purchase and install a photovoltaic system. As a result, an increase in interest rates could make it difficult for our end-users to secure the financing necessary to purchase and install a photovoltaic system on favorable terms, or at all, and thus lower demand for our solar modules and reduce our net sales. In addition, we believe that a significant percentage of our end-users install photovoltaic systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in a photovoltaic system, or make alternative investments more attractive relative to photovoltaic systems, and, in each case, could cause these end-users to seek alternative investments. A reduction in the supply of non-recourse project debt financing or tax equity investments could reduce the number of solar projects that receive financing and thus lower demand for solar modules.

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

Our operations involve the use, handling, generation, processing, storage, transportation and disposal of hazardous materials and are subject to extensive environmental laws and regulations at the national, state, local and international level. These environmental laws and regulations include those governing the discharge of pollutants into the air and water, the use, management and disposal of hazardous materials and wastes, the cleanup of contaminated sites and occupational health and safety. We have incurred and will continue to incur significant costs and capital expenditures in complying with these laws and regulations. In addition, violations of, or liabilities under, environmental laws or permits may result in restrictions being imposed on our operating activities or in our being subjected to substantial fines, penalties, criminal proceedings, third party property damage or personal injury claims, cleanup costs or other costs. While we believe we are currently in substantial compliance with applicable environmental requirements, future developments such as more aggressive enforcement policies, the implementation of new, more stringent laws and regulations, or the discovery of presently unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations and financial condition.

In addition, our products contain cadmium telluride and cadmium sulfide. Elemental cadmium and certain of its compounds are regulated as hazardous due to the adverse health effects that may arise from human exposure. Although the risks of exposure to cadmium telluride are not believed to be as serious as those relating to exposure to elemental cadmium, the chemical, physical and toxicological properties of cadmium telluride have not been thoroughly investigated and reported. We maintain engineering controls to minimize associate exposure to cadmium and require our associates who handle cadmium compounds to follow certain safety procedures, including the use of personal protective equipment such as respirators, chemical goggles and protective clothing. In addition, we believe the risk of exposure to cadmium or cadmium compounds from our end-products is limited by the fully encapsulated nature of these materials in our products, as well as the implementation in 2005 of our end of life collection and recycling program for our solar modules. While we believe that these factors and procedures are sufficient to protect our associates, end-users and the general public from cadmium exposure, we cannot assure you that human or environmental exposure to cadmium or cadmium compounds used in our products will not occur. Any such exposure could result in future third-party claims against us, as well as damage to our reputation and heightened regulatory scrutiny of our products, which could limit or impair our ability to sell and distribute our products. The occurrence of future events such as these could have a material adverse effect on our business, financial condition or results of operations.

The use of cadmium in various products is also coming under increasingly stringent governmental regulation. Future regulation in this area could impact the manufacture, sale, collection, and recycling of cadmium-containing solar modules and could require us to make unforeseen environmental expenditures or limit our ability to sell and distribute our products. For example, the European Union Directive 2002/96/EC on Waste Electrical and Electronic Equipment, or the “WEEE Directive,” requires manufacturers of certain electrical and electronic equipment to be financially responsible for the collection, recycling, treatment and disposal of specified products sold in the European Union. In addition, European Union Directive 2002/95/EC on the Restriction of the Use of Hazardous Substances in electrical and electronic equipment, or the “RoHS Directive,” restricts the use of certain hazardous substances, including cadmium, in specified products. Other jurisdictions are considering adopting similar legislation. Currently, photovoltaic solar modules in general are not subject to the WEEE or RoHS Directives; however, these directives allow for future amendments subjecting additional products to their requirements and the scope, applicability and the products included in the WEEE and RoHS Directives are currently being considered and may change. If, in the future, our solar modules become subject to requirements such as these, we may be required to apply for an exemption. If we were unable to obtain an exemption, we would be required to redesign our solar modules in order to continue to offer them for sale within the European Union, which would be impractical. Failure to comply with these directives could result in the imposition of fines and penalties, the inability to sell our solar modules in the European Union, competitive disadvantages and loss of net sales, all of which could have a material adverse effect on our business, financial condition and results of operations.

The Estate of John T. Walton and its affiliates have significant control over us and their interests may conflict with or differ from your interests as a stockholder.

Our current majority stockholder, the Estate of John T. Walton and its affiliates, including JCL Holdings, LLC, beneficially own approximately 45.9% of our outstanding common stock. As a result, the Estate of John T. Walton and its affiliates have substantial influence over all matters requiring stockholder approval, including the election of our directors and the approval of significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets. In addition, our amended and restated certificate of incorporation and by-laws provide that unless and until the Estate of John T. Walton, JCL Holdings, LLC, John T. Walton’s surviving spouse, descendants, any entity (including a trust) that is for the benefit of John T. Walton’s surviving spouse or descendants or any entity (including a trust) over which any of John T. Walton’s surviving spouse, descendants or siblings has voting or dispositive power (collectively, the “Estate”) collectively owns less than 40% of our common stock then outstanding, stockholders holding 40% or more of our common stock then outstanding may call a special meeting of the stockholders, at which our stockholders could replace our board of directors. In addition, unless and until the Estate collectively owns less than 40% of our common stock then outstanding, stockholder action may be taken by written consent. The interests of the Estate could conflict with or differ from your interests as a holder of our common stock. For example, the concentration of ownership held by the Estate could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which you may view favorably.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

In November 2007, we acquired Turner Renewable Energy, LLC and in the future, we may acquire additional companies, products or technologies. We may not realize the anticipated benefits of an acquisition and each acquisition has numerous risks. These risks include the following:

•	difficulty in assimilating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies or products with our current products and technologies;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;

•	difficulty integrating the acquired company’s accounting, management information and other administrative systems;

•	inability to retain key technical and managerial personnel of the acquired business;

•	inability to retain key customers, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential impairment of our relationships with employees, customers, partners, distributors or third party providers of technology or products;

•	potential failure of the due diligence processes to identify significant issues with product quality, architecture and development, or legal and financial liabilities, among other things;

•	potential inability to assert that internal controls over financial reporting are effective;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions; and

•	potential delay in customer purchasing decisions due to uncertainty about the direction of our product offerings.

Mergers and acquisitions of companies are inherently risky, and ultimately, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition or results of operations.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

Under accounting principles generally accepted in the United States of America, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include, a decline in stock price and market capitalization, future cash flows and slower growth rates in our industry. Goodwill recorded in connection with the acquisition of Turner Renewable Energy, LLC in November 2007 was $33.4 million. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

The following is information concerning our principal properties as of December 29, 2007:

Location	Type	Principal Use	Square Footage		Ownership

Phoenix, Arizona	Office	Corporate headquarters	10,342	(1)	Leased
Perrysburg, Ohio	Office, plant and warehouse	Manufacturing, product design, engineering, research and development, distribution	425,000		Owned
Perrysburg, Ohio	Office	Satellite office	3,780		Leased
Denver, Colorado	Office	Research and development	144		Leased
Bridgewater Township, New Jersey	Office	Projects business office	8,741		Leased
Austin, Texas	Office	Satellite office	300		Leased
Frankfurt/Oder, Germany	Office, plant and warehouse	Manufacturing	446,706		Owned
Frankfurt/Oder, Germany	Warehouse	Manufacturing	13,993		Leased
Mainz, Germany	Office	Sales and customer support	9,548		Leased
Berlin, Germany	Office	Government affairs	1,213		Leased
Amsterdam, Netherlands	Office	Sales and customer support	215		Leased
Madrid, Spain	Office	Sales and customer support	431		Leased
Brüssel, Belgium	Office	Sales and customer support	215		Leased
Kulim, Malaysia	Office, plant and warehouse	Manufacturing	4,305,564	(2)	Leased

(1)	On October 18, 2007, we entered into a lease agreement, which we amended on January 22, 2008, for approximately 39,000 square feet of office space for our corporate headquarters. We will be terminating our current Phoenix lease and expect to occupy the new space in the first half of 2008.

(2)	On January 24, 2007, we entered into a land lease agreement for the property in Kulim, Malaysia that can accommodate up to two, four-line plants and includes an option exercisable over six years — which we exercised on November 1, 2007 — for an adjacent land site that can accommodate up to an additional two, four line plants. In April 2007, we began construction of plant one of our Malaysian manufacturing center. In the third and fourth quarters of 2007, we began construction of plants two and three respectively; and in the first quarter of 2008, we began construction of plant four.

Item 3:	Legal Proceedings

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

FINRA Inquiry

On August 1, 2007, we received a letter from the Market Regulation Department of the Financial Industry Regulatory Authority (“FINRA”) requesting certain information in connection with FINRA’s review of trading in our common stock surrounding our July 9, 2007 announcement of having entered into new long-term supply contracts. Among other things, FINRA requested information about all persons who possessed information about the new long-term supply contracts prior to our public disclosure, a chronology of all significant events leading to the execution of the new long-term supply contracts and a description of our procedures to ensure the confidentiality of material, non-public information prior to its public dissemination. The letter states that the inquiry should not be construed as an indication that FINRA has determined that any violations of the NASD Conduct Rules or the federal securities laws have occurred.

On August 24, 2007 we received a second letter from FINRA requesting copies of the customer contracts that were the subject of the July 9, 2007 announcement. On October 11, 2007, we received a third letter from FINRA stating that, as part of its continuing review, the staff of the Market Regulation Department had identified certain individuals and entities in respect of which FINRA was seeking certain information, including the nature and history of any relationship between such identified individuals and entities and those persons who possessed information about the new long-term supply contracts prior to our public disclosure, and a statement as to the circumstances under which any knowledge of our business activities may have been gained by such identified individuals and entities. Again, the letter stated that the inquiry should not be construed as an indication that FINRA has determined that any violations of the NASD Conduct Rules or the federal securities laws have occurred.

On November 23, 2007, we received a letter from FINRA requesting certain information in connection with FINRA’s review of trading in our common stock surrounding our November 7, 2007 announcement of our third quarter’s financial results. Among other things, FINRA requested information about all persons who possessed information about our financial results prior to our public disclosure, a chronology of all significant events leading to the release of our third quarter financial results and a description of our procedures to ensure the confidentiality of material, non-public information prior to its public dissemination. The letter states that the inquiry should not be construed as an indication that FINRA has determined that any violations of the NASD Conduct Rules or the federal securities laws have occurred.

On February 11, 2008, we received a letter from FINRA stating that, as part of its continuing review, the staff of the Market Regulation Department had identified certain individuals and entities in respect of which FINRA was seeking certain information, including the nature and history of any relationship between such identified individuals and entities and those persons who possessed information about the November 7, 2007 announcement of our third quarter’s financial results prior to our public disclosure, and a statement as to the circumstances under which any knowledge or business activities may have been gained by such identified individuals and entities. Again, the letter stated that the inquiry should not be construed as an indication that FINRA has determined that any violations of the NASD Conduct Rules or federal securities laws have occurred. We continue to cooperate with FINRA and are not aware of any inappropriate disclosure or improper trading.

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

	High	Low

Fiscal 2006
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$30.00	$23.50
Fiscal 2007
First Quarter	$59.88	$27.54
Second Quarter	$91.10	$52.08
Third Quarter	$123.21	$74.77
Fourth Quarter	$283.00	$119.91

The closing sales price of our common stock on The NASDAQ Global Market was $211.94 per share on February 19, 2008. As of February 19, 2008 there were approximately 31 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee names.

Dividend Policy

We have never paid, and it is our present intention for the foreseeable future not to pay, dividends on our common stock. The declaration and payment of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net income, financial conditions, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Use of Proceeds from the Follow-on Offering

On August 15, 2007, we received net proceeds from our offering of our common stock — after deducting underwriting discounts and commissions and other estimated offering expenses payable by us — of approximately $366.0 million. We intend to use the net proceeds from the offering to build plants two through four at our Malaysian manufacturing center; which will increase the annual manufacturing capacity of our Malaysian manufacturing center to sixteen production lines, fund the associated production start-up and ramp-up costs, while the remainder will be utilized for working capital and general corporate purposes, including possible future capacity expansions.

Equity Compensation Plans

The following table sets forth certain information, as of December 29, 2007, concerning securities authorized for issuance under all equity compensation plans of our company:

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued	Weighted-Average	Under Equity
	Upon Exercise of	Price of	Compensation
	Outstanding Options	Outstanding Options	Plans (Excluding Securities
Plan Category	and Rights(a)(1)	and Rights(b)(2)	Reflected in Column(a))(c)

Equity Compensation plans approved by our stockholders(3)	4,803,679	$10.09	5,694,825
Equity compensation plans not approved by our stockholders	—	—	—

Total	4,803,679	$10.09	5,694,825

(1)	Includes 301,588 shares issuable upon vesting of RSUs granted under the 2006 Omnibus Incentive Compensation Plan. The remaining balance consists of outstanding stock option grants.

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(3)	Includes our 2003 Unit Option Plan and 2006 Omnibus Incentive Compensation Plan.

Stock Price Performance Graph

The following graph compares the cumulative 13-month total return attained by shareholders on First Solar, Inc.’s common stock relative to the cumulative total returns of the S&P 500 index, the NASDAQ Clean Edge U.S. index and the Russell 2000 index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on November 17, 2006 and its relative performance is tracked through December 29, 2007. No cash dividends have been declared on shares of our common stock. This performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the graph represents past performance and should not be considered an indication of future price performance.

COMPARISON OF 13 MONTH CUMULATIVE TOTAL RETURN*
Among First Solar, Inc., The S&P 500 Index,
The Russell 2000 Index And The Nasdaq Clean Edge U.S. Index

*$100 invested on 11/17/06 in stock or 10/31/06 in index-including reinvestment of dividends.

	Nov. 2006	Dec. 2006	Mar. 2007	Jun. 2007	Sep. 2007	Dec. 2007
First Solar, Inc.	100.00	120.61	210.23	360.91	475.91	1079.79
S&P 500	100.00	101.40	102.05	108.46	110.66	106.97
Russell 2000	100.00	100.33	102.29	106.80	103.50	98.76
NASDAQ Clean Edge U.S.	100.00	99.55	114.40	129.30	143.48	182.03

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

During 2007, we sold unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters or any public offerings and we believe that each of these transactions was exempt from registration requirements. The recipients of the securities in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions.

On November 30, 2007 we acquired 100% of the outstanding membership interests of Turner Renewable Energy, LLC (“TRE”). In connection with this acquisition, we issued an aggregate of 118,346 unregistered shares of our common stock to the members of TRE in satisfaction of a portion of the total purchase price of $34.3 million (excluding exit and transaction costs of $0.7 million), of which $6.3 million was paid in cash. The issuance of our shares was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Regulation D. The members who received shares made representations to us as to their accredited investor status and as to their investment intent and financial sophistication. The shares are subject to certain restrictions on transfer, including a restriction on transfer absent compliance with Regulation D or other available exemption from our registration under the Securities Act.

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

The selected consolidated financial information for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the fiscal years ended December 25, 2004 and December 27, 2003 have been derived from the audited consolidated financial statements not included in this Annual Report on Form 10-K. The information presented below should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes.

	Years Ended
	Dec 29,	Dec 30,	Dec 31,	Dec 25,	Dec 27,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Statement of Operations:
Net sales	$503,976	$134,974	$48,063	$13,522	$3,210
Cost of sales	252,573	80,730	31,483	18,851	11,495

Gross profit (loss)	251,403	54,244	16,580	(5,329)	(8,285)

Research and development	15,107	6,361	2,372	1,240	3,841
Selling, general and administrative	82,248	33,348	15,825	9,312	11,981
Production start-up	16,867	11,725	3,173	900	—

Operating income (loss)	137,181	2,810	(4,790)	(16,781)	(24,107)
Foreign currency gain (loss)	1,881	5,544	(1,715)	116	—
Interest income	20,413	2,648	316	131	—
Interest expense, net	(2,294)	(1,023)	(418)	(100)	(3,974)
Other (expense) income	(1,219)	(799)	56	(137)	38
Income tax benefit (expense)	2,392	(5,206)	—	—	—

Income (loss) before cumulative effect of change in accounting principle	158,354	3,974	(6,551)	(16,771)	(28,043)
Cumulative effect of change in accounting for share-based compensation	—	—	89	—	—

	Years Ended
	Dec 29,	Dec 30,	Dec 31,	Dec 25,	Dec 27,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Net income (loss)	$158,354	$3,974	$(6,462)	$(16,771)	$(28,043)

Net income (loss) per share data:
Basic net income (loss) per share:
Net income (loss) per share	$2.12	$0.07	$(0.13)	$(0.39)	$(0.78)

Weighted average shares	74,701	56,310	48,846	43,198	36,028

Diluted net income (loss) per share:
Net income (loss) per share	$2.03	$0.07	$(0.13)	$(0.39)	$(0.78)

Weighted average shares	77,971	58,255	48,846	43,198	36,028

	Years Ended
	Dec 29,	Dec 30,	Dec 31,	Dec 25,	Dec 27,
	2007	2006	2005	2004	2003
	(In thousands)

Cash Flow Data:
Net cash provided by (used in) operating activities	$205,951	$(576)	$5,040	$(15,185)	$(22,228)
Net cash used in investing activities	(547,250)	(159,994)	(43,832)	(7,790)	(15,224)
Net cash provided by financing activities	430,421	451,550	51,663	22,900	39,129

	Years Ended
	Dec 29,	Dec 30,	Dec 31,	Dec 25,	Dec 27,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$404,264	$308,092	$16,721	$3,465	$3,727
Accounts receivable, net	18,165	27,123	882	4,125	1,907
Inventories	40,204	16,510	6,917	3,686	1,562
Property, plant and equipment, net	430,104	178,868	73,778	29,277	23,699
Total assets	1,371,312	578,510	101,884	41,765	31,575
Total liabilities	274,045	116,844	63,490	19,124	11,019
Accrued collection and recycling liabilities	13,079	3,724	917	—	—
Current debt	39,309	19,650	20,142	—	—
Long-term debt	68,856	61,047	28,581	13,700	8,700
Total stockholders’ equity	1,097,267	411,440	13,129	22,641	20,556

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions as described under the “Cautionary Statement Concerning Forward-Looking Statements,” that appears earlier in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Item 1A: Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We design and manufacture solar modules using a proprietary thin film semiconductor technology that has allowed us to reduce our average solar module manufacturing costs to among the lowest in the world. Each solar module uses a thin layer of cadmium telluride semiconductor material to convert sunlight into electricity. We manufacture our solar modules on high-throughput production lines and we perform all manufacturing steps ourselves in an automated, proprietary, continuous process. In 2006 and 2007, we sold most of our solar modules to solar project developers and system integrators headquartered in Germany.

Currently, we manufacture our solar modules at our Perrysburg, Ohio and Frankfurt/Oder, Germany manufacturing facilities and conduct our research and development activities at our Perrysburg, Ohio manufacturing facility. We completed the qualification of the first production line at our Perrysburg, Ohio plant for high volume production in November 2004. During 2005, the first full year this production line operated at high volume production, we reduced our average manufacturing cost per watt to $1.59, from $2.94 in 2004. Our average manufacturing cost per watt decreased further to $1.40 in 2006 and to $1.23 in 2007, when we had both plants operating at high volume production. We define average manufacturing cost per watt as the total manufacturing cost incurred during the period divided by the total watts produced during the period. By continuing to expand production globally and improve our technology and manufacturing process, we believe that we can further reduce our manufacturing costs per watt. Our objective is to become, by 2010, the first solar module manufacturer to offer a solar electricity solution that generates electricity on a non-subsidized basis at a price equal to the price of retail electricity in key markets in North America, Europe and Asia.

First Solar was founded in 1999 to bring an advanced thin film semiconductor process into commercial production through the acquisition of predecessor technologies and the initiation of a research, development and production program that allowed us to improve upon the predecessor technologies and launch commercial operations in January 2002. From January 2002 to the end of 2005, we sold approximately 28MW of solar modules. During 2006 and 2007, we sold approximately 56MW and 201MW of solar modules, respectively.

On February 22, 2006, we were incorporated as a Delaware corporation. Prior to that date, we operated as a Delaware limited liability company.

On November 30, 2007, we completed the acquisition of Turner Renewable Energy, LLC, a privately held company which designed and deployed commercial solar projects for utilities and Fortune 500 companies in the United States. Starting in December 2007, we operate this wholly owned subsidiary under the name of First Solar Electric, LLC. We believe the acquisition of Turner Renewable Energy, LLC will enable us to develop solar electricity solutions for utility companies in the United States that are seeking cost effective renewable energy solutions for the purpose of meeting renewable portfolio standard requirements. The total consideration for the transaction was $34.3 million (excluding exit and transaction costs of $0.7 million), consisting of $28.0 million in common stock and $6.3 million in cash (see Note 5).

Our fiscal year ends on the Saturday on or before December 31. All references to fiscal year 2007 relate to the 52 weeks ended December 29, 2007; all references to fiscal year 2006 relate to the 52 weeks ended December 30, 2006; and all references to fiscal year 2005 relate to the 53 weeks ended December 31, 2005. We use a 13 week fiscal quarter.

Manufacturing Capacity

We commenced low volume commercial production of solar modules with our pilot production line in Perrysburg, Ohio in January 2002. During 2003 and 2004, while continuing to sell solar modules manufactured on our pilot line, we designed and built our first replicable, high-throughput production line at the Ohio plant. We ultimately merged most of the equipment from the pilot line into this first production line, completing its qualification for full volume production in November 2004. In February 2005, we commenced construction of two additional production lines at our Ohio plant. We completed the qualification of these two additional production lines for full volume production in August 2006. During the construction of these two production lines, we improved certain aspects of our first production line, including the building design and layout and the design and manufacture of certain production equipment. Our two-line Ohio expansion represents a “standard building block”

for building future production facilities or expansions of our existing production facilities. Our Ohio plant currently has an annual manufacturing capacity of 132MW based on the fourth quarter of 2007 average run rate.

In February 2006, we commenced construction of our German plant, a new manufacturing facility located in Frankfurt/Oder in the State of Brandenburg that houses four production lines. We completed the qualification of these four additional production lines for full volume production in the third quarter of 2007. In addition, on January 24, 2007 we entered into a land lease agreement for a manufacturing center site in the Kulim Hi-Tech Park in the State of Kadah, Malaysia. The Malaysia site can accommodate two four- line plants. On November 1, 2007, we exercised an option to lease an adjacent land site that can accommodate an additional two four- line plants. As of December 29, 2007, we do not have any more options to lease more land in Malaysia. In April 2007, we began construction of plant one of our Malaysian manufacturing center. In the third and fourth quarters of 2007, we began construction of plants two and three, respectively; and in the first quarter of 2008, we began construction of plant four. We expect plant one to reach its full capacity in the second half of 2008; plant two to reach its full capacity in the first half of 2009; and plants three and four to reach full capacity in the second half of 2009. After plant four of our Malaysian manufacturing center reaches its full capacity, we will have 23 production lines and an annual global manufacturing capacity of approximately 1012MW based on the fourth quarter of 2007 run rate at our existing plants.

The following table summarizes our current and in-process production capacity:

		Annual Production	Date Qualification
	Number of	Capacity of	Completed for
	Production	Manufacturing	Full Volume
Manufacturing Facility	Lines	Facility(4)	Production

Ohio plant	3	132MW	August 2006	(1)
German plant	4	176MW	Third quarter of 2007	(2)
Malaysia plant I	4	176MW	Second half of 2008	(3)
Malaysia plant II	4	176MW	First half of 2009	(3)
Malaysia plant III	4	176MW	Second half of 2009	(3)
Malaysia plant IV	4	176MW	Second half of 2009	(3)

Total current and planned	23	1012MW

(1)	We completed the qualification for full volume production of the first production line at our Ohio plant in November 2004 and the second and third production lines in August 2006.

(2)	We completed the qualification for full volume production of all four production lines at our German plant in the third quarter of 2007.

(3)	Anticipated date for full volume production.

(4)	Based on the fourth quarter of 2007 run rate at our existing plants.

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

Net Sales

We generate substantially all of our net sales from the sale of solar modules. Over the past four years, the main constraint limiting our sales has been production capacity as customer demand has exceeded the number of solar modules we could produce. We price and sell our solar modules per watt of power. For example, during 2007 our average sales price was $2.48 per watt based on a weighted annual average foreign exchange of $1.39/€1.00. As a result, our net sales can fluctuate based on our output of sellable watts. We currently sell almost all of our solar modules to solar project developers and system integrators headquartered in Germany, France and Spain, which then resell our solar modules to end-users who receive government subsidies. The majority of our sales are denominated in foreign currency and subject to the fluctuation of the exchange rate between the euro and U.S. dollar.

For example, the strengthening of the euro contributed $43.8 million to our net sales during fiscal 2007 compared to fiscal 2006. Our net sales could be negatively impacted if legislation reduces the current subsidy programs in Europe, North America or Asia or if interest rates increase, which could impact our end-users’ ability to either meet their target return on investment or finance their projects.

In April 2006, we entered into long-term contracts for the purchase and sale of our solar modules with six European project developers and system integrators, and in 2007, we entered into additional long-term contracts for the purchase and sale of our solar modules with six European project developers that also own and operate renewable energy projects (collectively, the “Long Term Supply Contracts”). These contracts account for a significant portion of our planned production over the period from 2008 through 2012 and therefore will significantly affect our overall financial performance. Our Long Term Supply Contracts in the aggregate allow for approximately €4.5 billion ($5.9 billion at an assumed exchange rate of $1.30/€1.00) in sales from 2008 to 2012 for the sale of a total of 3.2GW of solar modules.

Our Long Term Supply Contracts entered into in 2006 require us to deliver solar modules each year that, in total, meet or exceed a specified minimum average number of watts per module for the year. Under these Long Term Supply Contracts, we are required to increase the minimum average number of watts per module by approximately 5% annually from 2008 to 2009 and then by 3% for modules delivered in 2012. If we are unable to meet the minimum average annual number of watts per module in a given year, we will be in breach of the applicable agreements, entitling our customers to certain remedies, potentially including the right to terminate their Long Term Supply Contracts. Our Long Term Supply Contracts entered into in 2007 do not require a minimum average number of watts per module but provide for a base number of watts per module that increases 3-4% annually from 2008 to 2010/2011, and then remains fixed through 2012, and contain a price adjustment per watt if the watts delivered per module are higher or lower than the base number of watts per module. All of our Long Term Supply Contracts specify a sales price per watt that declines by approximately 6.5% at the beginning of each year through the expiration date of the contracts in 2012. Because the sales prices under our Long Term Supply Contracts are fixed and have the built-in decline each year, we cannot pass along any increases in manufacturing costs to these customers. Although we believe that our total manufacturing costs per watt will decline at the same rate or more rapidly than our prices under the Long Term Supply Contracts, our failure to achieve our manufacturing cost per watt targets could result in a reduction of our gross margin. The annual 6.5% decline in the sales price under the Long Term Supply Contracts will reduce our net sales by approximately 5-6% each year, assuming that the rated power of our solar modules remains flat, and will impact our cash flow accordingly. As a result, our profitability could decline if we are unable to reduce our manufacturing cost per watt by at least the same rate as the contractual sales prices decrease. Furthermore, the sales prices under the Long Term Supply Contracts are denominated in euros, exposing us to risks from currency exchange rate fluctuations.

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

Under our Long Term Supply Contracts we have the right to terminate certain Long Term Supply Contracts upon 12 months notice, and the payment of a termination fee if we determine that certain material adverse changes have occurred, including, depending on the contract one or more of the following: new laws, rules or regulations with respect to our production, distribution, installation or collection and recycling program have a substantial adverse impact on our business; unanticipated technical or operational issues result in our experiencing widespread, persistent quality problems or the inability to achieve stable conversion efficiencies at planned levels; or extraordinary events beyond our control substantially increase the cost of our labor, materials or utility expenses or significantly reduce our throughput. The average termination fee under those agreements is €3.6 million ($4.7 million at an assumed exchange rate of $1.30/€1.00).

Our customers are entitled to certain remedies in the event of missed deliveries of kilowatt volume. These delivery commitments are established through rolling four quarter forecasts that are agreed to with each of the customers within the parameters established in the Long Term Supply Contracts and define the specific quantities to be purchased on a quarterly basis and the schedules of the individual shipments to be made to the customers. In the case of a late delivery, certain of our customers are entitled to a maximum charge representing a percentage of the delinquent revenue. If we do not meet our annual minimum volume shipments, our customers also have the right to terminate these contracts on a prospective basis.

The information about our Long Term Supply Contracts in the preceding paragraphs is intended to summarize the financial terms of the Long Term Supply Contracts and is not intended to provide guidance about our future operating results, including revenues or profitability.

With our acquisition of Turner Renewable Energy, LLC on November 30, 2007, a small portion of our revenues have been accounted for using the percent of completion method of accounting. Revenues for First Solar Electric, LLC for fiscal December 2007 were $3.7 million and not material to our consolidated results of operations.

No single customer accounted for more than 23% of our net sales in 2007.

Cost of sales

Our cost of sales includes the cost of raw materials and components, such as tempered back glass, TCO coated front glass, cadmium telluride, laminate, connector assemblies and laminate edge seal and others. Our total material cost per solar module has been stable over the past three years, even though the cost of tellurium, a component of cadmium telluride, increased by approximately three times from 2003 to 2007. The increase in the cost of tellurium did not have a significant impact on our total raw material cost per solar module because raw tellurium represents a relatively small portion of our overall material and manufacturing costs. Historically, we have not entered into long term supply contracts with fixed prices for our raw materials. Starting in 2006, however, we entered into multi-year tellurium and CadTel supply contracts in order to mitigate potential cost volatility and secure raw material supplies. We expect our raw material cost per watt to decrease over the next several years as costs per solar module remain stable and sellable watts per solar module increase.

Other items contributing to our cost of sales are direct labor and manufacturing overhead such as engineering expense, equipment maintenance, environmental health and safety, quality and production control and procurement. Cost of sales also includes depreciation of manufacturing plant and equipment and facility related expenses. In addition, we accrue warranty and end of life collection and recycling expenses to our cost of sales.

We implemented a program in 2005 to collect and recycle our solar modules after their use. Under our collection and recycling program, we enter into an agreement with the end-users of the photovoltaic systems that use our solar modules. In the agreement, we commit, at our expense, to remove the solar modules from the installation site at the end of their life and transport them to a processing center where the solar module materials and components will be either refurbished and resold as used panels or recycled to recover some of the raw materials. In return, the owner agrees not to dispose of the solar modules except through our collection and recycling program or another program that we approve, and the photovoltaic system owner is responsible for disassembling the solar modules and packaging them in containers that we provide. At the time we sell a solar module, we record an expense in cost of sales equal to the present value of the estimated future end of life obligation. We record the accretion expense on this future obligation to selling, general and administrative expense.

Overall, we expect our cost of sales per watt to decrease over the next several years due to an increase of sellable watts per solar module, an increase in unit output per line, geographic diversification into lower-cost manufacturing regions and more efficient absorption of fixed costs driven by economies of scale.

Gross profit

Gross profit is affected by numerous factors, including our average selling prices, foreign exchange rates, our manufacturing costs and the effective utilization of our production facilities. For example, our Long Term Supply Contracts specify a sales price per watt that declines approximately 6.5% at the beginning of each year. Another factor impacting gross profits is the ramp of production on new plants due to a reduced ability to absorb fixed costs until full production volumes are reached. As a result, gross profits may vary from quarter to quarter and year to year.

Research and development

Research and development expense consists primarily of salaries and personnel-related costs and the cost of products, materials and outside services used in our process and product research and development activities. We continuously add equipment for further process developments and record the depreciation of such equipment as research and development expense. We may also allocate a portion of the annual operating cost of the Ohio expansion to research and development expense.

We maintain a number of programs and activities to improve our technology in order to enhance the performance of our solar modules and of our manufacturing processes. We maintain active collaborations with the National Renewable Energy Laboratory (a division of the United States Department of Energy), Brookhaven National Laboratory and several universities. We report our research and development expense net of grant funding. During the past three years, we received grant funding that we applied towards our research and development programs. We received $0.9 million during each of the fiscal years 2005 and 2006 and $1.8 million during 2007. We expect our research and development expense to increase in absolute terms in the future as we increase personnel and research and development activity. Over time, we expect research and development expense to decline as a percentage of net sales and on a cost per watt basis as a result of economies of scale.

Deferred Project Costs

Deferred project costs represent uninstalled materials relating to customer contracts. These costs are recognized as deferred assets until installed. Deferred project costs as of December 29, 2007 were $2.6 million.

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

Production start-up

Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. We incurred production start-up expenses of $11.7 million during fiscal year 2006 in connection with the qualification of the Ohio expansion and the planning and preparation for operation of the German plant. We incurred production start-up expenses of $16.9 million during 2007 in connection with the qualification of the German plant and the planning and preparation of our plants at our Malaysian manufacturing center. We expect to incur significant production start-up expenses in fiscal year 2008 in connection with our plants at the Malaysian manufacturing center. In general, we expect production start-up expenses per production line to be higher when we build an entirely new manufacturing facility compared to the addition of new production lines at an existing manufacturing facility, primarily due to the additional infrastructure investment required when building an entirely new facility. Over time, we expect production start-up expenses to decline as a percentage of net sales and on a cost per watt basis as a result of economies of scale.

Interest income

Interest income is earned on our cash, cash equivalents and marketable securities.

Interest expense

Interest expense is incurred on various debt financings. See “Description of Certain Indebtedness.”

Foreign currency gain (loss)

Foreign currency gain (loss) consists of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our functional currency, the U.S. dollar.

Income Taxes

We were incorporated as a Delaware corporation on February 22, 2006. As a Delaware corporation, we are subject to federal and state income taxes. Prior to February 22, 2006, we operated as a Delaware limited liability company and were not subject to state or federal income taxes. As a result, the annual historical financial data included in this Annual Report on Form 10-K does not reflect what our financial position and results of operations would have been, had we been a taxable corporation for a full fiscal year.

At December 29, 2007 we had U.S. federal, state, and non-U.S. net operating loss carryforwards of approximately $131.3 million, $55.3 million, and $5.3 million, respectively. Our ability to use these net operating loss carry-forwards is dependent on our ability to generate taxable income in future periods and subject to certain international tax laws.

Certain of our non-U.S. subsidiaries are subject to income taxes in their foreign jurisdictions. We expect the tax consequences of our non-U.S. subsidiaries will become significant as we expand our non-U.S. production capacity.

We recognize deferred tax assets and liabilities for differences between the financial statement and income tax bases of assets and liabilities. We provide valuation allowances against deferred tax assets when we cannot conclude that it is more likely than not that some portion or all of the deferred tax assets will be realized. As of December 29, 2007, we had net deferred tax assets of $55.7 million, consisting primarily of tax-basis goodwill, property, plant and equipment, economic development funding and share-based compensation. During the year ended December 29, 2007, we reversed valuation allowances in the amount of $54.9 million. As of December 30, 2006, we had net deferred tax assets of $54.9 million before valuation allowances, consisting primarily of tax-basis goodwill, property, plant and equipment, economic development funding and share-based compensation.

Critical Accounting Policies and Estimates

In preparing our financial statements in conformity with generally accepted accounting principles in the United States (GAAP), we make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent liabilities in our financial statements and the related notes thereto. Some of our accounting policies require the application of significant judgment by management in the selection of appropriate assumptions for determining these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. As a result, we cannot assure you that actual results will not differ significantly from estimated results. We base our judgments and estimates on our historical experience, on our forecasts and on other available information, as appropriate. Our significant accounting policies are further described in note 2 to our consolidated financial statements for the fiscal year ended December 29, 2007 included elsewhere in this Annual Report on Form 10-K.

Our critical accounting policies and estimates, which require the most significant management estimates and judgment in determining amounts reported in our consolidated financial statements included elsewhere in this prospectus are as follows:

Revenue recognition.  We sell our products directly to system integrators and recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred and title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. This policy is in accordance with the requirements of SEC Staff Accounting Bulletin No. (SAB) 101, Revenue Recognition in Financial Statements, as amended by SAB 104, Revision of Topic 13 (Revenue Recognition). Under this policy, we record a trade receivable for the selling price of our product and reduce inventory for the cost of goods sold when delivery occurs in accordance with the terms of the respective sales contracts. During 2006, we changed the terms of our sales contracts with all of our significant customers to provide that delivery occurs when we deliver our products to the carrier, rather than when the products are received by our customer, as had been our terms under our prior contracts. This change in the terms of our sales contracts resulted in a one-time increase to our net sales of $5.4 million during the year ended December 30, 2006. We do not offer extended payment terms or rights of return for our sold products.

With our acquisition of Turner Renewable Energy, LLC on November 30, 2007, a portion of our revenues will be derived from long-term contracts that we account for under the provisions of the American Institute of Certified Public Accountants’ Statement of Position No. (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Accordingly, we will record long-term fixed-price contracts on the percentage of completion basis using the ratio of costs incurred to estimated total costs at completion as the measurement basis for progress toward completion and revenue recognition. If we identify any losses on contracts, we will recognize those losses immediately. Contract accounting requires significant judgment in assessing risks, estimating contract costs and making related assumptions for schedule and technical issues. Furthermore, contract change orders, claims and similar items, require us to use judgment in estimating related amounts and assessing the potential for realization. We only include contract change orders, claims and similar items in contract value when we can reliably estimate their amounts and can conclude that their realization is probable.

Incurred costs include all direct material, labor, subcontractor cost, and those indirect costs related to contract performance, such as indirect labor, supplies and tools. We include job material costs when the job materials have been installed. Where contracts specify that title to job materials transfers to the customer before installation has been performed, we defer revenue and recognize it upon installation, using the percentage-of-completion method of accounting. We consider job materials to be installed materials when they are permanently attached or fitted to the solar power systems as required by the engineering design.

As of December 29, 2007, our liability for “billings in excess of costs and estimated earnings,” which is part of the balance sheet caption “accounts payable and accrued liabilities,” was $2.1 million. This liability represents our billings in excess of revenues recognized on our contracts, which results from differences between contractual billing schedules and the timing of revenue recognition under our revenue recognition accounting policies.

We also have a limited number of arrangements that include multiple deliverables. These are contracts under which we both provide design and consulting services for and supply parts and equipment for solar electricity generation systems. We follow the guidance in Emerging Issues Task Force Issue No. (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, when accounting for these arrangements in order to determine whether they have more than one unit of accounting. According to EITF 00-21, deliverable elements in a revenue arrangement with multiple deliverables are separate units of accounting if the elements have standalone value to the customer, if objective and reliable evidence of the fair value of undelivered elements is available, and if the arrangement does not include a general right of return related to delivered items. We determined that our design and supply arrangements generally consist of two elements that qualify as separate units of accounting, the provision of design and consulting services and the supply of solar electricity generation system parts and equipment. We apply the same revenue recognition principles (from SAB 104) as we use for our arrangements for the stand-alone sales of products to the recognition of revenue on the parts and equipment unit of accounting of our multiple deliverable arrangements. We recognize revenue from the design and consulting services unit of accounting using the percentage of completion method in accordance with SOP 81-1.

End of life collection and recycling.  At the time of sale, we recognize an expense for the estimated fair value of our future obligation for collecting and recycling the solar modules that we have sold once they have reached the end of their useful lives. We base our estimate of the fair value of our collection and recycling obligations on the present value of the expected future cost of collecting and recycling the solar modules, which includes the cost of packaging the solar module for transport, the cost of freight from the solar module’s installation site to a recycling center and the material, labor and capital costs of the recycling process and an estimated third-party profit margin and return on risk rate for such services. We based this estimate on our experience collecting and recycling our solar modules and on our expectations about future developments in recycling technologies and processes and about economic conditions at the time the solar modules will be collected and recycled. In the periods between the time of our sales and our settlement of the collection and recycling obligations, we accrete the carrying amount of the associated liability by applying the discount rate used in its initial measurement. We charged $2.5 million and $8.9 million to cost of sales for the fair value of our collection and recycling obligation for solar modules sold during the fiscal year ended December 30, 2006 and December 29, 2007, respectively. During the year ended December 30, 2006 the accretion expense on our collection and recycling obligations was insignificant, and during the year ended December 29, 2007 the accretion expense was $0.3 million. An increase of 10% or a decrease of 10% in our estimate of the future cost of collecting and recycling each solar module would result in a 10% increase or decrease, respectively, in our annual collection and recycling cost accrual; a 10% increase in the rate we use to discount the future estimated cost would result in a 9% decrease in our estimated costs; and a 10% decrease in the rate would result in a 10% increase in the cost.

Product warranties.  We provide a limited warranty to the owner of our solar modules for five years following delivery for defects in materials and workmanship under normal use and service conditions. We also warrant to the owner of our solar modules that solar modules installed in accordance with agreed-upon specifications will produce at least 90% of their initial power output rating within the first 10 years following their installation and at least 80% of their initial power output rating within the following 15 years. Our warranties are automatically transferred from the original purchaser of our solar modules to a subsequent purchaser. We accrue warranty costs when we recognize sales, using amounts estimated based on our historical experience with warranty claims, our monitoring of field installation sites and in-house testing. During the fiscal year ended December 31, 2005, we reduced our estimate of our product warranty liability by $1.0 million because lower manufacturing costs reduced our estimate of the cost required to replace our solar modules under warranty. During the fiscal years ended December 30, 2006 and December 29, 2007, this estimate did not require further significant adjustments.

Share-based compensation.  In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 123(R), Share-Based Payment, which requires companies to recognize compensation expense for all share-based payments to employees, including grants of employee stock options, in their statements of operations based on the fair value of the awards, and we adopted SFAS 123(R) during the first quarter of the fiscal year ended December 31, 2005 using the “modified retrospective” method of transition. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. (SAB) 107, which provides guidance regarding the implementation of SFAS 123(R). In particular, SAB 107 provides guidance regarding calculating assumptions used in share-based compensation valuation models, the classification of share-based compensation expense, the capitalization of share-based compensation costs and disclosures in management’s discussion and analysis in filings with the SEC.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant using the valuation model requires judgment. We use the Black-Scholes-Merton valuation formula to estimate the fair value of employee stock options, which is consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes-Merton formula, require the use of input assumptions, including expected volatility, expected term, expected dividend rate and expected risk-free rate of return. Because our stock has only recently become publicly traded, we do not have a meaningful observable share-price volatility; therefore, we estimate our expected volatility based on that of similar publicly-traded companies and expect to continue to do so until such time as we might have adequate historical data from our own traded share price. We estimated our options’ expected terms using our best estimate of the period of time from the grant date that we expect the options to remain outstanding. If we determine another method to estimate expected volatility or expected term is more reasonable than our current methods, or if another method for calculating these input assumptions is prescribed by authoritative guidance, the fair value calculated for future share-based awards could change significantly from those used for past awards, even if the critical terms of the awards are similar. Higher volatility and expected terms result in an increase to share-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return are not as significant to the calculation of fair value.

In addition, SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards which we expect to vest. Quarterly changes in our estimates of award forfeiture rates can have a significant effect on reported share-based compensation. Increases to the estimated forfeiture rate will result in a decrease to the expense recognized in the financial statements during the quarter of the change and future quarters. Decreases in the estimated forfeiture rate will result in an increase to the expense recognized in the financial statements during the quarter of the change and future quarters. These adjustments affect our cost of sales, research and development expenses, selling, general and administrative and production start-up expenses. The adjustments to our estimates of the number of share-based awards that we expect to vest reduced our share-based compensation expense by $0.6 million in the fiscal year ended December 30, 2006 and increased our share-based compensation expense by $2.9 million in the fiscal year ended December 29, 2007. Adjustments to our estimates of the number of share-based awards that we expect to vest did not have a significant impact on our financial statements for any prior year. The expense we recognize in future periods could differ significantly from the current period and/or our forecasts due to adjustments in the estimated number of share-based awards that we expect to vest.

Valuation of Long-Lived Assets.  Our long-lived assets include manufacturing equipment and facilities. Our business requires significant investment in manufacturing facilities that are technologically advanced but that may become obsolete through changes in our industry or the fluctuations in demand for our solar modules. We account for our long-lived tangible assets and definite-lived intangible assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we assess long-lived assets classified as “held and used” (including our property, plant and equipment) for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of the long-lived assets may not be recoverable. These events would include significant current period operating or cash flow losses combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. We evaluated our long-lived assets for impairment during 2007 and did not note any triggering events that the carrying values of material long-lived assets are not recoverable.

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

The ultimate realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions during the future periods in which the related temporary differences become deductible. We determine the valuation allowance on our deferred tax assets in accordance with the provisions of SFAS 109, which require us to weigh both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. We evaluate all significant available positive and negative evidence, including the existence of cumulative net losses, benefits that could be realized from available tax strategies and forecasts of future taxable income, in determining the need for a valuation allowance on our deferred tax assets.

Certain Effects of the acquisition of Turner Renewable Energy, LLC.  The Turner Renewable Energy, LLC (“TRE”) acquisition is being accounted for under the purchase method of accounting, in accordance with FASB Statement No. 141, Business Combinations. Under the purchase method of accounting, TRE’s results of operations and the impact of the completion of the acquisition will be reflected in our financial statements on a prospective basis.

Fiscal December 2007 financial results for First Solar Electric, LLC (formerly Turner Renewable Energy, LLC) were immaterial to our consolidated results of operations.

Goodwill.  Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. We do not amortize goodwill, but instead test goodwill for impairment at least annually and, if necessary, would record any impairment in accordance with FAS 142, “Goodwill and Other Intangible Assets.” We will perform the first annual impairment review in the fourth quarter of fiscal 2008 or earlier if facts and circumstances warrant a review. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our goodwill. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation.

Marketable Securities.  We have classified our marketable securities as “available-for-sale.” Such marketable securities are recorded at fair value and unrealized gains and losses are recorded to accumulated other comprehensive income (loss) until realized. Realized gains and losses on sales of all such securities are reported in earnings, computed using the specific identification cost method. All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider our marketable debt securities impaired, when a significant decline in the issuer’s credit quality is likely to have a significant adverse effect on the fair value of the investment. Investments identified as being impaired are subject to further review to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value and a new cost basis is established.

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated as a percentage of net sales for the years ended December 29, 2007, December 30, 2006 and December 31, 2005:

	Years Ended
	December 29,	December 30,	December 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	50.1%	59.8%	65.5%
Gross profit	49.9%	40.2%	34.5%
Research and development	3.0%	4.7%	5.0%
Selling, general and administrative	16.4%	24.7%	32.9%
Production start-up	3.3%	8.7%	6.6%
Operating income (loss)	27.2%	2.1%	(10.0)%
Foreign currency gain (loss)	0.4%	4.1%	(3.6)%
Interest income	4.1%	2.0%	0.7%
Interest expense, net	(0.5)%	(0.8)%	(0.9)%
Other (expense) income	(0.3)%	(0.6)%	0.2%
Income tax benefit (expense)	0.5%	(3.9)%	—
Cumulative effect of change in accounting for share-based compensation	—	—	0.2%
Net income (loss)	31.4%	2.9%	(13.4)%

Fiscal Years Ended December 29, 2007 and December 30, 2006

Net sales

	Years Ended		Year Over
	2007	2006	Year Change
	(Dollars in thousands)

Net sales	$503,976	$134,974	$369,002	273%

The increase in our net sales was due primarily to a 259% increase in the MW volume of solar modules sold in 2007 compared to 2006. We were able to increase the MW volume of solar modules sold primarily as a result of the production ramp at our German plant, the full production of our Ohio expansion and continued improvements to our overall process. In addition, we increased the average number of sellable watts per solar module by approximately 11% in 2007 compared with 2006. Our average selling price in 2007 increased to $2.48 from $2.39 in 2006. Our average selling price was positively impacted by $0.21 due to a favorable foreign exchange rate between the U.S. dollar and the euro and partially offset by a price decline of $0.12. Approximately 91% of our net sales in 2007 resulted from sales of solar modules to customers headquartered in Germany.

Cost of sales

	Years Ended		Year Over
	2007	2006	Year Change
	(Dollars in thousands)

Cost of sales	$252,573	$80,730	$171,843	213%
% of net sales	50.1%	59.8%

Direct material expense increased by $87.3 million, warranty and end of life costs relating to the collection and recycling of our solar modules increased by $9.1 million, sales freight and other costs increased by $3.2 million, in each case, primarily as a result of higher production volumes in 2007 compared with 2006. In addition, manufacturing overhead costs increased by $72.2 million, which was primarily composed of an increase in salaries and personnel related expenses of $43.0 million, including an increase in share-based compensation expense from $4.2 million in 2006 to $9.5 million in 2007, resulting from the infrastructure associated with our Ohio expansion and German plant build-out, facility and related expenses of $16.0 million and depreciation expense of $13.2 million, primarily as a result of additional equipment becoming operational at our Ohio and German plants.

Gross profit

	Years Ended		Year Over
	2007	2006	Year Change
	(Dollars in thousands)

Gross profit	$251,403	$54,244	$197,159	363%
Gross margin%	49.9%	40.2%

Gross profit increased by $197.2 million, or 363%, from $54.2 million in 2006 to $251.4 million in 2007, reflecting an increase in net sales. As a percentage of sales, gross margin increased 9.7 percentage points from 40.2% in 2006 to 49.9% 2007, representing increased leverage of our fixed cost infrastructure and scalability associated with our plant expansions, which drove a 259% increase in the number of megawatts sold. Additionally, we incurred $7.6 million of costs, or 1.5% of revenues, associated with the ramp of our German plant in 2007, compared with $1.1 million of costs, or 0.8% of revenues, incurred in 2006 related to the ramp of our Ohio expansion. For fiscal 2007 foreign exchange gains contributed approximately 3 percentage points to our gross margin, offsetting the majority of our annual contractual price decline.

Research and development

	Years Ended		Year Over
	2007	2006	Year Change
	(Dollars in thousands)

Research and development	$15,107	$6,361	$8,746	137%
% of net sales	3.0%	4.7%

The increase in research and development expense was primarily the result of a $7.9 million increase in personnel related expense, including an increase in share-based compensation expense from $2.3 million in 2006 to $4.7 million in 2007, due to increased headcount and additional share-based compensation awards. Consulting and other expenses also increased by $1.7 million and grant revenue increased by $0.9 million in 2007 compared to 2006.

Selling, general and administrative

	Years Ended		Year Over
	2007	2006	Year Change
	(Dollars in thousands)

Selling, general and administrative	$82,248	$33,348	$48,900	147%
% of net sales	16.4%	24.7%

Selling, general and administrative expense increased primarily as a result of an increase in salaries and personnel-related expenses of $36.1 million, due to increased headcount and an increase in share-based compensation from $5.3 million in 2006 to $23.4 million in 2007. In addition, legal and professional service fees increased by $11.3 million and other expenses increased by $1.5 million during 2007, primarily resulting from costs incurred in connection with being a public company and infrastructure build out to support our growth.

Production start-up

	Years Ended		Year Over
	2007	2006	Year Change
	(Dollars in thousands)

Production start-up	$16,867	$11,725	$5,142	44%
% of net sales	3.3%	8.7%

In 2007, we incurred $16.9 million of production start-up expenses related to our German and Malaysia expansions, including legal, regulatory and personnel costs, compared with $11.7 million of production start-up expenses for our Ohio and German plant expansions during 2006. Production start-up expenses are primarily attributable to the cost of labor and material and depreciation expense to run and qualify the line, related facility expenses, management of our replication process and legal and regulatory costs.

Foreign exchange gain

	Years Ended		Year Over
	2007	2006	Year Change
	(Dollars in thousands)

Foreign exchange gain	$1,881	$5,544	$(3,663)	N.M.

Foreign exchange gain decreased by $3.7 million from 2006 to 2007 primarily as a result of hedging the foreign exchange exposure in 2007 to mitigate some of the impact on the fluctuating dollar.

Interest income

	Years Ended		Year Over
	2007	2006	Year Change
	(Dollars in thousands)

Interest income	$20,413	$2,648	$17,765	N.M.

The increase in interest income of $17.8 million was primarily due to increased interest income resulting from higher cash, cash equivalent and marketable securities balances throughout 2007. We completed an initial public offering in the fourth quarter of 2006 which resulted in net proceeds of $302.7 million and an equity follow-on public offering in the third quarter of 2007, which provided us with net proceeds of $366.0 million. We also had higher investments in 2007 compared to 2006 that generated interest at higher rates.

Interest expense, net

	Years Ended		Year Over
	2007	2006	Year Change
	(Dollars in thousands)

Interest expense, net	$2,294	$1,023	$1,271	124%

Interest expense, net of amounts capitalized, increased by $1.3 million or 124%, from 2006 to 2007 primarily as a result of increased borrowings associated with our German plant financing. In 2007, we capitalized $3.8 million of interest expense to construction in progress compared to $3.3 million in 2006.

Other expense

	Years Ended		Year Over
	2007	2006	Year Change
	(Dollars in thousands)

Other expense	$1,219	$799	$420	N.M.

The increase in other expense of $0.4 million was primarily due to increased financing fees related to the IKB loans.

Income tax benefit (expense)

	Years Ended		Year Over
	2007	2006	Year Change
	(Dollars in thousands)

Income tax benefit (expense)	$2,392	$(5,206)	$7,598	N.M.

Our 2007 annual income tax benefit was $2.4 million. The 2007 tax rate was a benefit of 1.5% which primarily reflects the net of a tax rate of 33.7% and a rate benefit of 35.2% due to the reversal of a valuation allowance on our deferred tax assets of $54.9 million. The reversal was based upon our updated assessment of the future realization of our deferred income tax assets. The available positive evidence during fiscal 2007 included cumulative taxable income for the previous twelve quarters and a projection of future taxable income. The income tax expense for 2006 was the result of a change in corporate form from a limited liability company to a corporation, profitability in 2006 and a full valuation allowance against our deferred tax assets.

Fiscal Years Ended December 30, 2006 and December 31, 2005

Net sales

	Years Ended		Year Over
	2006	2005	Year Change
	(Dollars in thousands)

Net sales	$134,974	$48,063	$86,911	181%

Net sales increased by $86.9 million, or 181%, from $48.1 million in 2005 to $135.0 million in 2006. The increase in our net sales was due primarily to a 184% increase in the MW volume of solar modules sold in 2006 compared to 2005. We were able to increase the MW volume of solar modules sold primarily as a result of higher throughput, our conversion from a five day to a seven day production week and the full production ramp of our Ohio expansion. Net sales in 2006 also benefited from a change in our shipping terms from delivered duty paid to carriage and insurance paid, which became effective in the second quarter of 2006. This change affected revenue recognition by $5.4 million of in-transit inventory during the first half of 2006. In addition, we increased the average number of sellable watts per solar module from approximately 59 watts in 2005 to approximately 63 watts in 2006. The increase in net sales was partially offset by a decrease in the average selling price per watt from $2.43 in 2005 to $2.39 in 2006. Our average selling price was positively impacted by $0.05 due to a favorable foreign exchange rate between the U.S. dollar and euro. Strong demand from other customers allowed us to reduce our dependence on our largest customer from 45% of net sales in 2005 to 19% of net sales in 2006. In both periods, almost all of our net sales resulted from sales of solar modules to customers headquartered in Germany.

Cost of sales

	Years Ended		Year Over
	2006	2005	Year Change
	(Dollars in thousands)

Cost of sales	$80,730	$31,483	$49,247	156%
% of net sales	59.8%	65.5%

Cost of sales increased by $49.2 million, or 156%, from $31.5 million in 2005 to $80.7 million in 2006. Direct material expense increased $21.6 million, warranty and end of life costs relating to the collection and recycling of our solar modules increased $3.7 million, direct labor expense increased $3.9 million and sales freight and other costs increased $1.2 million, in each case, primarily as a result of higher production volumes during 2006 compared to 2005. In addition, manufacturing overhead costs increased by $18.9 million, which was primarily composed of an increase in salaries and personnel related expenses of $8.7 million, including a $3.3 million increase in share-based compensation expense, resulting from the conversion from a five day to a seven day production week and the overall infrastructure build-out of our Ohio expansion, an increase in facility related expenses of $4.3 million and an increase in depreciation expense of $5.9 million, primarily as a result of additional equipment becoming operational at our Ohio expansion.

Gross profit

	Years Ended		Year Over
	2006	2005	Year Change
	(Dollars in thousands)

Gross profit	$54,244	$16,580	$37,664	227%
Gross margin%	40.2%	34.5%

Gross profit increased by $37.7 million, or 227%, from $16.6 million in 2005 to $54.2 million in 2006, reflecting an increase in net sales. As a percentage of sales, gross margin increased from 34.5% in 2005 to 40.2% in 2006, representing increased leverage of our fixed cost infrastructure and scalability associated with the expansion of our Ohio plant, which drove a 184% increase in the number of MW sold.

Research and development

	Years Ended		Year Over
	2006	2005	Year Change
	(Dollars in thousands)

Research and development	$6,361	$2,372	$3,989	168%
% of net sales	4.7%	5.0%

Research and development expense increased by $4.0 million, or 168%, from $2.4 million in 2005 to $6.4 million in 2006. The increase in research and development expense was primarily the result of a $3.2 million increase in personnel related expense, including an increase in share-based compensation expense from $0.6 million in 2005 to $2.3 million in 2006, due to increased headcount and additional option awards. Consulting and other expenses also increased by $0.7 million and grant revenue declined by $0.1 million in 2006 compared to 2005

Selling, general and administrative

	Years Ended		Year Over
	2006	2005	Year Change
	(Dollars in thousands)

Selling, general and administrative	$33,348	$15,825	$17,523	111%
% of net sales	24.7%	32.9%

Selling, general and administrative expense increased by $17.5 million, or 111%, from $15.8 million in 2005 to $33.3 million in 2006. Selling, general and administrative expense increased primarily as a result of an increase in salaries and personnel-related expenses of $12.0 million, due to increased headcount and an increase in share-based compensation from $3.4 million in 2005 to $5.3 million in 2006. In addition, legal and professional service fees increased by $4.8 million and other expenses increased by $0.7 million during 2006, primarily resulting from costs incurred in connection with being a public company.

Production start-up

	Years Ended		Year Over
	2006	2005	Year Change
	(Dollars in thousands)

Production start-up	$11,725	$3,173	$8,552	270%
% of net sales	8.7%	6.6%

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

Foreign exchange gain (loss)

	Years Ended		Year Over
	2006	2005	Year Change
	(Dollars in thousands)

Foreign exchange gain (loss)	$5,544	$(1,715)	$7,259	N.M.

Foreign exchange gain increased by $7.3 million from 2005 to 2006 primarily as a result of favorable currency translation between the U.S. dollar and the euro.

Interest income

	Years Ended		Year Over
	2006	2005	Year Change
	(Dollars in thousands)

Interest income	$2,648	$316	$2,332	N.M.

The increase in interest income of $2.3 million was primarily due to higher cash balances as a result of our initial public offering in the fourth quarter of 2006, which resulted in net proceeds of approximately $302.7 million.

Interest expense, net

	Years Ended		Year Over
	2006	2005	Year Change
	(Dollars in thousands)

Interest expense, net	$1,023	$418	$605	N.M.

Interest expense, net of amounts capitalized, increased by $0.6 million from 2005 to 2006 primarily as a result of increased borrowings associated with our German plant financing. In 2006, we capitalized $3.3 million of interest expense to construction in progress compared to $0.4 million in 2005.

Other (expense) income

	Years Ended		Year Over
	2006	2005	Year Change
	(Dollars in thousands)

Other (expense) income	$(799)	$56	$(855)	N.M.

The increase in other expense of $0.9 million was primarily due to increased financing fees.

Income tax expense

	Years Ended		Year Over
	2006	2005	Year Change
	(Dollars in thousands)

Income tax expense	$5,206	$—	$5,206	N.M.

The increase in income tax expense was the result of a change in corporate form from a limited liability company to a corporation, profitability in 2006, and a full valuation allowance against our deferred tax assets.

Cumulative effect of change in accounting for share-based compensation

	Years Ended		Year Over
	2006	2005	Year Change
	(Dollars in thousands)

Cumulative effect	$—	$89	$(89)	N.M.

The adoption of SFAS 123(R) required a change in the method used to estimate forfeitures of employee stock options resulting in a one-time cumulative effect of $0.1 million in the first quarter of 2005.

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash provided by operations, borrowings from JWMA Partners, LLC (JWMA) and its affiliates, borrowings from Goldman, Sachs & Co., equity contributions from JWMA and borrowings from local governments, capital markets and other sources to fund plant expansions. During the fiscal year ended December 30, 2006, we received $302.7 million in net proceeds from an initial public offering of our common stock. During the fiscal year ended December 29, 2007, we received $366.0 million in net proceeds from a follow-on offering of our common stock. As of December 29, 2007, we had $669.7 million in cash, cash equivalents and marketable securities, compared to $308.4 million as of December 30, 2006. One of our strategies is to expand our manufacturing capacity by building new manufacturing plants and production lines, such as the recently completed German plant and the plants currently under construction at our Malaysia manufacturing center. We expect that each four line manufacturing plant that we are building in Malaysia will require a capital expenditure of approximately $170.0 million to complete. We believe that our current cash, cash equivalents, marketable securities, cash flows from operating activities, government grants and low interest debt financings for our German plant will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our expansion strategy. We may engage in one or more debt or equity financings in the future, which could result in increased expenses or dilution to our existing stockholders. If we are unable to obtain debt or equity financing on reasonable terms, we may be unable to execute our expansion strategy. See “Item 1A: Risk Factors — Our future success depends on our ability to build new manufacturing plants and add production lines in a cost-effective manner, both of which are subject risks and uncertainties.”

We spent $70.1 million in capital expenditures for the Ohio expansion through 2006. In addition, we spent approximately $150.0 million for the build-out of our German plant through 2007. We expect to spend approximately $170.0 million to build each of the four plants at our Malaysian manufacturing center. We spent $229.0 million toward the build-out of each of these plants at our Malaysian manufacturing center in 2007 and we expect to spend approximately $377.0 million in 2008 and an additional $74.0 million in 2009. A majority of our capital expenditures for 2008 and 2009 will be incurred in foreign currency and therefore are subject to fluctuations in currency exchange rates.

Cash Flows

Cash provided (used) was as follows for the twelve months ended December 29, 2007, December 30, 2006 and December 31, 2005 (in thousands):

	2007	2006	2005

Operating activities	$205,951	$(576)	$5,040
Investing activities	(547,250)	(159,994)	(43,832)
Financing activities	430,421	451,550	51,663
Effect of exchange rates on cash flows	7,050	391	385

Net increase in cash and cash equivalents	$96,172	$291,371	$13,256

Operating activities

Cash provided by operating activities was $206.0 million during 2007 compared to cash used in operating activities of $0.6 million during 2006. Cash provided by interest receivable increased to $20.0 million during 2007 from $2.6 million during 2006 mainly due to the increased cash from the initial public offering and the follow-on offering. Cash received from customers increased to $516.0 million during 2007 from $110.2 million during 2006 mainly due to an increase in net sales and shorter payment terms. This increase was partially offset by an increase in cash paid to suppliers and associates of $276.5 million compared to cash paid to suppliers and employees of $111.9 million during 2006, mainly due to an increase in raw materials, an increase in personnel related costs due to higher headcount and other costs supporting our global expansion and by an increase in cash paid for income taxes of $19.0 million during 2007.

Cash used in operating activities was $0.6 million during 2006 compared to cash provided by operating activities of $5.0 million during 2005. During 2006, cash received from customers increased by $60.6 million to $110.2 million, mainly due to increased accounts receivable resulting from higher revenues. This increase was offset by cash paid to suppliers and associates of $111.9 million during 2006, mainly due to an increase in inventories to support revenue growth and other costs supporting our global expansion.

Investing activities

Cash used in investing activities was $547.3 million during 2007 compared with $160.0 million during 2006. Cash used in investing activities resulted primarily from capital expenditures of $242.4 million during 2007 and $153.2 million during 2006 and the net purchase of marketable securities of $293.4 million during 2007. The increase in capital expenditures was primarily due to our investments related to the construction of our new plants in Germany and Malaysia. Our cash outlays for the German plant were partially recovered through the receipt of $9.5 million and $16.8 million in 2007 and 2006, respectively, of economic development funding from various German governmental entities, which we classify as a cash flow from financing activities. Cash paid for the acquisition of Turner Renewable Energy, LLC, net of cash acquired was $5.5 million.

Cash used in investing activities was $160.0 million during 2006 compared to $43.8 million during 2005. Cash used for investing activities during 2006 was composed of $153.2 million in capital expenditures for our German plant and the Ohio expansion and $6.8 million in cash placed in restricted accounts to fund our solar module collection and recycling program, to secure our construction loan for the German plant and to secure an inventory supply contract. Our cash outlays for the German plant were partially recovered through the receipt of $16.8 million of economic development funding from various German governmental entities, which we classify as a cash flow from financing activities. Cash used in investing activities during 2005 was mainly composed of $42.5 million in capital expenditures for our Ohio expansion and $1.3 million placed in restricted accounts to fund our solar module collection and recycling program.

Financing activities

Cash provided by financing activities was $430.4 million during 2007 compared with $451.6 million during 2006. During 2007 we received $366.0 million in net proceeds primarily from the issuance of our common stock as a result of our follow-on offering and $49.4 million from additional draws under debt facilities. Net proceeds from the exercise of stock options were $10.2 million. Tax benefits related to the exercise of stock options during 2007 were $30.2 million. In addition, we received $9.5 million in economic development funding from various German governmental entities related to the construction of our plant in Frankfurt/Oder, Germany. These receipts were partially offset by $34.8 million in net repayments of long-term debt. During 2006, we received $302.7 million in net proceeds from an initial public offering of our common stock, $130.8 million in net proceeds from debt issued to third parties, $36.0 million in loans from related parties, equity contributions by JWMA of $30.0 million and receipt of $16.8 million of economic development funding from various German governmental entities. Partially offsetting these cash receipts was the repayment of $64.7 million of loans from related parties. On February 22, 2006, we issued $74.0 million aggregate principal amount of convertible senior subordinated notes due 2011 to Goldman, Sachs & Co. On May 10, 2006, we extinguished these notes by payment of 4,261,457 shares of our common stock.

On November 30, 2007, we completed the acquisition of Turner Renewable Energy, LLC a privately held company which designed and deployed commercial solar projects for utilities in the United States. Starting in December 2007, we operated this wholly owned subsidiary under the name of First Solar Electric, LLC. The total consideration for the transaction was $34.3 million (excluding exit and transaction costs of $0.7 million), consisting of $28.0 million in common stock and $6.3 million in cash (see note 5).

Cash provided by financing activities was $451.6 million during 2006 compared to $51.7 million during 2005. During 2006, we received $302.7 million in net proceeds from an initial public offering of our common stock, $130.8 million in net proceeds from debt issued to third parties, $36.0 million in loans from related parties, equity contributions by JWMA of $30.0 million and receipt of $16.8 million of economic development funding from various German governmental entities. Partially offsetting these cash receipts was the repayment of $64.7 million of loans from related parties. On February 22, 2006, we issued $74.0 million aggregate principal amount of convertible senior subordinated notes due 2011 to Goldman, Sachs & Co. On May 10, 2006, we extinguished these notes by payment of 4,261,457 shares of our common stock. During 2005, cash provided by financing activities was primarily the result of a $20.0 million loan from a related party, a $15.0 million loan from the Director of Development of the State of Ohio and a $16.7 million cash equity contribution by JWMA.

On October 24, 2006, we amended our articles of incorporation to authorize us to issue up to 500,000,000 shares of common stock at a par value of $0.001 and up to 30,000,000 shares of preferred stock at a par value of $0.001. These amended and restated articles of incorporation permit our board of directors to establish the voting powers, preferences, and other rights of any series of preferred stock that we issue. On October 30, 2006, our board of directors approved a 4.85 to 1 stock split of our issued and outstanding common shares, which was effective November 1, 2006; the par value of our common shares remained $0.001 per share, and the number of authorized shares of common and preferred stock remained the same. All share and per share amounts presented in this Annual Report on Form 10-K and the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.

Contractual Obligations

The following table presents our contractual obligations as of December 29, 2007, which consists of legal commitments requiring us to make fixed or determinable cash payments, regardless of contractual requirements with the vendor to provide future goods or services. We purchase raw materials for inventory, services and manufacturing equipment from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, we enter into agreements with suppliers that either allow us to procure goods and services when we choose or that establish purchase requirements.

		Payments Due by Year
		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Short-term debt obligations(1)	$24,620	$24,620	$—	$—	$—
Long-term debt obligations(1)	96,645	19,578	42,241	30,171	4,655
Capital lease obligations	9	4	5	—	—
Operating lease obligations	21,387	7,099	7,657	3,396	3,235
Purchase obligations(2)	430,505	125,460	161,107	143,938	—
Recycling obligations	13,079	—	—	—	13,079

Total	$586,245	$176,761	$211,010	$177,505	$20,969

(1)	Includes estimated cash interest to be paid over the remaining terms of the debt.

(2)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed minimum, or variable price provisions and the approximate timing of transactions.

In addition to the amounts shown in the table above, we have recorded $2.5 million of unrecognized tax benefits as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled.

Debt and Credit Sources

On July 27, 2006, First Solar Manufacturing GmbH, a wholly owned indirect subsidiary of First Solar, Inc., entered into a credit facility agreement with a consortium of banks led by IKB Deutsche Industriebank AG under which we can draw up to €102.0 million ($149.9 million at the balance sheet close rate on December 29, 2007 of $1.47/€1.00) to fund costs of constructing and starting up our German plant. This credit facility consists of a term loan of up to €53.0 million ($77.9 million at the balance sheet close rate on December 29, 2007 of $1.47/€1.00) and a revolving credit facility of €27.0 million ($39.7 million at the balance sheet close rate on December 29, 2007 of $1.47/€1.00). The facility also provides for a bridge loan, which we can draw against to fund construction costs that we later expect to be reimbursed through funding from the Federal Republic of Germany under the Investment Grant Act of 2005 (“Investitionszulagen”), of up to €22.0 million ($32.3 million at the balance sheet close rate on December 29, 2007 of $1.47/€1.00). We can make drawdowns against the term loan and the bridge loan until December 30, 2007 and we can make drawdowns against the revolving credit facility until September 30, 2012. We have incurred costs related to the credit facility totaling $2.2 million as of December 29, 2007, which we will recognize as interest and other financing expenses over the time that borrowings are outstanding under the credit facility. We also pay an annual commitment fee of 0.6% of any amounts not drawn down on the credit facility. At December 29, 2007, we had outstanding borrowings of $67.8 million under the term loan, which we classify as long-term debt, and $24.5 million under the bridge loan, which we classify as short-term debt. We had no outstanding borrowings under the revolving credit facility at December 29, 2007.

We must repay the term loan in eighteen quarterly payments beginning on March 31, 2008 and ending on June 29, 2012. We must repay the bridge loan with any funding we receive from the Federal Republic of Germany under the Investment Grant Act of 2005, but in any event, the bridge loan must be paid in full by December 30, 2008. Once repaid, we may not draw against the term loan or bridge loan facilities. The revolving credit facility expires on and must be completely repaid by December 30, 2012. In certain circumstances, we must also use proceeds from fixed asset sales or insurance claims to make additional principal payments, and during 2009, we will also be required to make a one-time principal repayment equal to 20% of any “surplus cash flow” of First Solar Manufacturing GmbH during 2008. Surplus cash flow is a term defined in the credit facility agreement that is approximately equal to cash flow from operating activities less required payments on indebtedness.

We pay interest at the annual rate of the Euro interbank offered rate (Euribor) plus 1.6% on the term loan, Euribor plus 2.0% on the bridge loan and Euribor plus 1.8% on the revolving credit facility. Each time we make a draw against the term loan or the bridge loan, we may choose to pay interest on that drawdown every three or six months; each time we make a draw against the revolving credit facility, we may choose to pay interest on that drawdown every one, three or six months. The credit facility requires us to mitigate our interest rate risk on the term loan by entering into pay-fixed, receive-floating interest rate swaps covering at least 75% of the balance outstanding under the term loan.

The Federal Republic of Germany is guaranteeing 48% of our combined borrowings on the term loan and revolving credit facility and the State of Brandenburg is guaranteeing another 32%. We pay an annual fee, not to exceed €0.5 million ($0.7 million at the balance sheet close rate on December 29, 2007 of $1.47/€1.00) for these guarantees. In addition, we must maintain a debt service reserve of €3.0 million ($4.4 million at the balance sheet close rate on December 29, 2007 of $1.47/€1.00) in a restricted bank account, which the lenders may access if we are unable to make required payments on the credit facility. Substantially all of our assets in Germany, including the German plant, have been pledged as collateral for the credit facility and the government guarantees.

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

The credit facility also contains various non-financial covenants with which we must comply. We must submit various financial reports, financial calculations and statistics, operating statistics and financial and business forecasts to the lender. We must adequately insure our German operation and we may not change the type or scope of its business operations. First Solar Manufacturing GmbH must maintain adequate accounting and information technology systems. Also, First Solar Manufacturing GmbH cannot open any bank accounts (other than those required by the credit facility), enter into any financial liabilities (other than intercompany obligations, those liabilities required by the credit facility or permitted encumbrances), sell any assets to third parties outside the normal course of business, make any loans or guarantees to third parties, or allow any of its assets to be encumbered to the benefit of third parties without the consent of the lenders and government guarantors.

Our ability to withdraw cash from First Solar Manufacturing GmbH for use in other parts of our business is restricted while we have outstanding obligations under the credit facility and associated government guarantees. First Solar Manufacturing GmbH’s cash flows from operations must generally be used for the payment of loan interest, fees and principal before any remainder can be used to pay intercompany charges, loans or dividends. Furthermore, First Solar Manufacturing GmbH generally cannot make any payments to affiliates if doing so would cause its cash flow available for debt service to fall below 1.3 times its required principal and interest payments for all its liabilities for any one year period or cause the amount of its equity to fall below 30% of the amount of its total assets. First Solar Manufacturing GmbH also cannot pay commissions of greater than 2% to First Solar affiliates that sell or distribute its products. Also, we may be required under certain circumstances to contribute more funds to First Solar Manufacturing GmbH, such as if project-related costs exceed our plan, we do not recover the expected amounts from governmental investment subsidies or all or part of the government guarantees are withdrawn. If there is a decline in the value of the assets pledged as collateral for the credit facility, we may also be required to pledge additional assets as collateral.

On July 26, 2006, we were approved to receive taxable investment incentives (“Investitionszuschüsse”) of approximately €21.5 million ($31.6 million at the balance sheet close rate on December 29, 2007 of $1.47/€1.00) from the State of Brandenburg, Germany. These funds will reimburse us for certain costs we will incur building our plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Receipt of these incentives is conditional upon the State of Brandenburg, Germany having sufficient funds allocated to this program to pay the reimbursements we claim. In addition, we are required to operate our facility for a minimum of five years and employ a specified number of associates during this period. Our incentive approval expires on December 31, 2009. As of December 29, 2007, we had received $29.5 million under this program and we had accrued an additional $1.4 million that we are eligible to receive under this program based on qualifying expenditures that we had incurred through that date.

We are eligible to recover up to approximately €23.8 million ($35.0 million at the balance sheet close rate on December 29, 2007 of $1.47/€1.00) of expenditures related to the construction of our plant in Frankfurt/Oder, Germany under the German Investment Grant Act of 2005 (“Investitionszulagen”). This Act permits us to claim tax-exempt reimbursements for certain costs we will incur building our plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Tangible assets subsidized under this program have to remain in the region for at least five years. In accordance with the administrative requirements of this Act, we claimed reimbursement under the Act in conjunction with the filing of our tax returns with the local German tax office during the third quarter of fiscal 2007. In addition, this program expired on December 31, 2006 and we can only claim reimbursement for investments completed by this date. The majority of our buildings and structures and our investment in machinery and equipment were completed by this date. As of December 29, 2007, we had accrued $34.4 million eligible to be received under this program based on qualifying expenditures that we had incurred through the expiration date.

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

During the year ended December 31, 2005, we received a $15.0 million loan from the Director of Development of the State of Ohio, $13.2 million of which was outstanding at December 29, 2007. Interest is payable monthly at the annual rate of 2.25%; principal payments commenced on December 1, 2006 and end on July 1, 2015. Land and buildings at our Ohio plant with a net book value of $21.1 million at December 29, 2007 have been pledged as collateral for this loan.

During the year ended December 25, 2004, we received a $5.0 million loan from the Director of Development of the State of Ohio, of which $3.3 million was outstanding at December 29, 2007. Interest is payable monthly at annual rates starting at 0.25% during the first year the loan is outstanding, increasing to 1.25% during the second and third years, 2.25% during the fourth and fifth years and increasing to 3.25% for each subsequent year; principal payments commenced on January 1, 2007 and end on December 1, 2009. Machinery and equipment at our Ohio plant with a net book value of $7.7 million at December 29, 2007 have been pledged as collateral for this loan.

On May 14, 2003, First Solar Property, LLC issued an $8.7 million promissory note due June 1, 2010 to Kingston Properties, LLC. The interest rate of the note was 3.70% per annum. We repaid this note in full in July 2006.

On February 22, 2006, we received $73.3 million from the issuance of $74.0 million aggregate principal amount of convertible senior subordinated notes, less $0.7 million of issuance costs, to Goldman, Sachs & Co. On May 10, 2006, we extinguished these notes by payment of 4,261,457 shares of our common stock.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 29, 2007.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements filed with this Annual Report on Form 10-K for a summary of recent accounting pronouncements.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

Our international operations accounted for approximately 98.8% of our net sales in 2007 and 95.0% of our net sales in 2006; all of which were denominated in euros. As a result, we have exposure to foreign exchange risk with respect to almost all of our net sales. Fluctuations in exchange rates, particularly in the U.S. dollar to euro exchange rate, affect our gross and net profit margins and could result in foreign exchange and operating losses. Historically, most of our exposure to foreign exchange risk has related to currency gains and losses between the times we sign and settle our sales contracts. For example, our Long Term Supply Contracts obligate us to deliver solar modules at a fixed price in euros per watt and do not adjust for fluctuations in the U.S. dollar to euro exchange rate. In 2007, a 10% change in foreign currency exchange rates would have impacted our net sales by $50.4 million. With the expansion of our manufacturing operations into Germany and the current expansion into Malaysia, our operating expenses for the plants in these countries will be denominated in the local currency.

Our primary foreign currency exposures are transaction, cash flow and translation:

Transaction Exposure:  We have certain assets and liabilities, primarily receivables, investments and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, results of operations and cash flows. We may enter into foreign exchange forward contracts or other instruments to minimize the short-term foreign currency fluctuations on such assets and liabilities. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on certain foreign currency receivables, investments and payables recognized in earnings.

As of December 29, 2007, we had a single outstanding forward foreign exchange hedge contract with a notional value equivalent to €20.0 million ($26.8 million at a fixed exchange rate of $1.34/€1.00), maturing in February 2009, to hedge our foreign currency transaction exposure.

Cash Flow Exposure:  We have forecasted future cash flows, including revenues and expenses, denominated in currencies other than the relevant entity’s functional currency. Our primary cash flow exposures include future customer collections and vendor payments. Changes in the relevant entity’s functional currency value will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. We may enter into foreign exchange forward contracts or other derivatives to hedge the value of a portion of these cash flows. We account for these foreign exchange contracts as cash flow hedges. We initially report the effective portion of the derivative’s gain or loss as a component of accumulated other comprehensive income (loss) and subsequently reclassified this into earnings when the transaction is settled.

The notional amount of our cash flow hedges receiving hedge accounting treatment was €112.8 million ($165.8 million at the balance sheet close rate on December 29, 2007 of $1.47/€1.00) and the losses, net of gains, recorded to accumulated other comprehensive income as of December 31, 2007 were $3.2 million.

Earnings Translation Exposure:  Fluctuations in foreign currency exchange rates create volatility in our reported results of operations because we are required to consolidate financial statements of our foreign currency denominated subsidiaries. We may decide to purchase forward exchange contracts or other instruments to offset the impact of currency fluctuations. Such contracts would be marked-to-market on a monthly basis and any unrealized gain or loss would be recorded in interest and other income, net. We do not hedge translation exposure at this time but may do so in the future.

Interest Rate Risk

We are exposed to interest rate risk because many of our end-users depend on debt financing to purchase and install a solar electricity generation system. Although the useful life of a solar electricity generation system is approximately 25 years, end-users of our solar modules must pay the entire cost of the system at the time of installation. As a result, many of our end-users rely on debt financing to fund their up-front capital expenditure and final project. An increase in interest rates could make it difficult for our end-users to secure the financing necessary to purchase and install a system on favorable terms, or at all, and thus lower demand for our solar modules and system development services and reduce our net sales. In addition, we believe that a significant percentage of our end-users install solar electricity generation systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in a system or make alternative investments more attractive relative to solar electricity generation systems, which, in each case, could cause these end-users to seek alternative investments that promise higher returns.

During July 2006, we entered into the IKB credit facility, which bears interest at Euribor plus 1.6% for the term loan, Euribor plus 2.0% for the bridge loan and Euribor plus 1.8% for the revolving credit facility. As of December 29, 2007, we hedged our exposure to changes in Euribor using interest rate swaps with a combined notional value of €46.0 million ($67.6 million at the balance sheet close rate on December 29, 2007 of $1.47/€1.00).

In addition, we invest some of our cash in debt securities, which exposes us to interest rate risk. The primary objective of our investment activities is to preserve principal, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including money market funds, government and non-government debt securities and certificates of deposit. As of December 29, 2007, our fixed-income investments earned a pretax yield of approximately 5.4%, with a weighted average maturity of three months. If interest rates were to instantaneously increase (decrease) by

100 basis points, the fair market value of our total investment portfolio could decrease (increase) by approximately $1.6 million.

Commodity Risk

We are exposed to price risks associated with raw material and component purchases, most significantly tellurium. Presently, we purchase most of our cadmium telluride in compounded form from a limited number of qualified suppliers. We have a long term contract with one of our qualified cadmium telluride suppliers, which provides for quarterly price adjustments based on the cost of tellurium. Commencing in 2006, we entered into multi-year tellurium supply contracts in order to mitigate potential cost volatility and secure raw material supplies. We purchase from our other qualified supplier on a purchase order basis. Because the sale prices of solar modules in our Long Term Supply Contracts do not adjust for raw material price increases and are generally for a longer term than our raw materials and component supply contracts, we may be unable to pass on increases in the cost of our raw materials or components to many of our customers.

In addition, most of our key raw materials and components are either sole-sourced or sourced from a limited number of third-party suppliers. As a result, the failure of any of our suppliers to perform could disrupt our supply chain and impair our operations. If our existing suppliers fail to perform, we will be required to identify and qualify new suppliers, a process that can take up to 12 months depending on the raw material or component. We might be unable to identify new suppliers or qualify their products for use on our production line on a timely basis and on commercially reasonable terms.

Item 8:	Financial Statements and Supplementary Data

Consolidated Financial Statements

The consolidated financial statements of First Solar required by this item are included in the section entitled “Consolidated Financial Statements” of this Annual Report on Form 10-K. See Item 15(a)(1) for a list of our consolidated financial statements.

Selected Quarterly Financial Data (Unaudited)

The following selected quarterly financial date should be read in conjunction with our consolidated financial statements, the related notes and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present this information when read in conjunction with our consolidated financial statements and the related notes appearing in the section entitled “Consolidated Financial Statements.” The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Dec 29,	Sep 29,	Jun 30,	Mar 31,	Dec 30,	Sep 30,	Jul 1,	Apr 1,
	2007	2007	2007	2007	2006	2006	2006	2006
	(In thousands, except per share amounts)

Net sales	$200,797	$159,007	$77,223	$66,949	$52,695	$40,794	$27,861	$13,624
Cost of sales	89,847	76,967	48,852	36,907	27,080	24,537	18,761	10,352

Gross profit	110,950	82,040	28,371	30,042	25,615	16,257	9,100	3,272

Operating expenses:
Research and development	4,432	3,854	3,763	3,058	1,649	1,657	1,536	1,519
Selling, general and administrative	24,191	27,082	17,285	13,690	10,950	8,393	8,133	5,872
Production start-up	4,065	2,805	1,523	8,474	3,975	1,109	4,062	2,579

	32,688	33,741	22,571	25,222	16,574	11,159	13,731	9,970

Operating income (loss)	78,262	48,299	5,800	4,820	9,041	5,098	(4,631)	(6,698)
Foreign currency gain (loss)	1,165	965	21	(270)	2,752	(298)	2,190	900
Interest and other income (expense), net	6,713	4,385	2,043	3,759	1,270	(327)	(43)	(74)

Income (loss) before income taxes	86,140	53,649	7,864	8,309	13,063	4,473	(2,484)	(5,872)
Income tax (expense) benefit	(23,266)	(7,615)	36,554	(3,281)	(5,025)	(181)	23	(23)

Net income (loss)	$62,874	$46,034	$44,418	$5,028	$8,038	$4,292	$(2,461)	$(5,895)

Net income per share:
Basic	$0.80	$0.61	$0.61	$0.07	$0.13	$0.08	$(0.05)	$(0.12)
Diluted	$0.77	$0.58	$0.58	$0.07	$0.12	$0.07	$(0.05)	$(0.12)
Weighted-average number of shares used in per share calculations:
Basic	78,192	75,666	72,596	72,347	63,968	56,137	54,358	50,777
Diluted	81,318	79,088	76,089	75,392	66,324	57,956	54,358	50,777

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

We have excluded First Solar Electric, LLC from our assessment of internal control over financial reporting as of December 29, 2007 because it was acquired by us in a purchase business combination consummated on November 30, 2007. First Solar Electric, LLC is a wholly owned subsidiary whose total assets and total revenues represent approximately three percent and one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2007.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2007.

The effectiveness of our internal control over financial reporting as of December 29, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 29, 2007 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)	Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors and Executive Officers of the Registrant

Information concerning our board of directors appears in our 2008 Proxy Statement, under the section entitled “Directors.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

For information with respect to our executive officers, see Part I, Item 1 of this Annual Report on Form 10-K under the heading entitled “Executive Officers of the Registrant.”

Information concerning Section 16(a) beneficial ownership reporting compliance appears in our 2008 Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

We have adopted a Statement of Corporate Code of Business Conduct and Ethics that applies to all directors, officers and employees of First Solar. Information concerning these codes appears in our 2008 Proxy Statement under the section entitled “Proposal No. 1 — Election of Directors — Corporate Governance.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 11:	Executive Compensation

Information concerning executive compensation and related information appears in our 2008 Proxy Statement under the section entitled “Executive Compensation and Related Information.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters, including information regarding our equity compensation plans, appears in our 2008 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 13:	Certain Relationships and Related Transactions

Information concerning certain relationships and related party transactions appears in our 2008 Proxy Statement under the section entitled “Certain Relationships and Related Party Transactions.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 14:	Principal Accountant Fees and Services

Information concerning principal accountant fees and services and the audit committee’s pre-approval policies and procedures appears in our 2008 Proxy Statement under the section entitled “Principal Accountant Fees and Services.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

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
Notes to Consolidated Financial Statements

(2) Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, December 30, 2006 and December 29, 2007

	Balance at			Balance
	Beginning			at End of
Description	of Year	Additions	Deductions	Year
	(In thousands)

Allowance for doubtful accounts receivable
Year ended December 31, 2005	$33	$19	$(48)	$4
Year ended December 30, 2006	$4	$—	$—	$4
Year ended December 29, 2007	$4	$5	$(4)	$5
Reserve for excess and obsolete inventory
Year ended December 31, 2005	$31	$60	$(91)	$—
Year ended December 30, 2006	$—	$48	$(37)	$11
Year ended December 29, 2007	$11	$45	$(11)	$45

(3) Exhibits: See Item 15(b) below.

(b) Exhibits: The exhibits listed on the accompanying Index to Exhibits on this Form 10-K are filed, or incorporated into this Form 10-K by reference.

(c) Financial Statement Schedule: See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Phoenix, Arizona on February 21, 2008.

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

Signature	Title	Date

Principal Executive Officer and Director:

/s/ MICHAEL J. AHEARN Michael J. Ahearn	Chief Executive Officer and Director	February 21, 2008

Principal Financial Officer and Principal Accounting Officer:

/s/ JENS MEYERHOFF Jens Meyerhoff	Chief Financial Officer	February 21, 2008

Additional Directors:

/s/ JAMES F. NOLAN James F. Nolan	Director	February 21, 2008

/s/ J. THOMAS PRESBY J. Thomas Presby	Director	February 21, 2008

Signature	Title	Date

/s/ BRUCE SOHN Bruce Sohn	Director	February 21, 2008

/s/ PAUL H. STEBBINS Paul H. Stebbins	Director	February 21, 2008

/s/ MICHAEL SWEENEY Michael Sweeney	Director	February 21, 2008

/s/ CRAIG KENNEDY Craig Kennedy	Director	February 21, 2008

/s/ JOSE VILLAREAL Jose Villareal	Director	February 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Solar, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of members’/stockholders’ equity and comprehensive income (loss) present fairly, in all material respects, the financial position of First Solar, Inc. and its subsidiaries at December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 16 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2005.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded First Solar Electric, LLC from its assessment of internal control over financial reporting as of December 29, 2007 because it was acquired by the Company in a purchase business combination during 2007. We have also excluded First Solar Electric, LLC from our audit of internal control over financial reporting. First Solar Electric, LLC is a wholly owned subsidiary whose total assets and total revenues represent approximately three percent and one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2007.

PricewaterhouseCoopers LLP

Phoenix, Arizona
February 21, 2008

FIRST SOLAR, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 29,	December 30,
	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$404,264	$308,092
Marketable securities — current	232,686	323
Accounts receivable, net	18,165	27,123
Inventories	40,204	16,510
Deferred project costs	2,643	—
Economic development funding receivable	35,877	27,515
Deferred tax asset, net — current	3,890	—
Prepaid expenses and other current assets	64,780	8,959

Total current assets	802,509	388,522
Property, plant and equipment, net	430,104	178,868
Deferred tax asset, net — noncurrent	51,811	—
Marketable securities — noncurrent	32,713	—
Restricted investments	14,695	8,224
Goodwill	33,449	—
Other assets — noncurrent	6,031	2,896

Total assets	$1,371,312	$578,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$132,366	$32,083
Short-term debt	24,473	16,339
Current portion of long-term debt	14,836	3,311
Other current liabilities	14,803	340

Total current liabilities	186,478	52,073
Accrued collection and recycling liabilities	13,079	3,724
Long-term debt	68,856	61,047
Other liabilities — noncurrent	5,632	—

Total liabilities	274,045	116,844

Commitments and contingencies:
Employee stock options on redeemable shares	—	50,226
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 78,575,211 and 72,331,964 shares issued and outstanding at December 29, 2007 and December 30, 2006, respectively	79	72
Additional paid-in capital	1,079,775	555,749
Accumulated earnings (deficit)	12,895	(145,403)
Accumulated other comprehensive income	4,518	1,022

Total stockholders’ equity	1,097,267	411,440

Total liabilities and stockholders’ equity	$1,371,312	$578,510

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	December 29,	December 30,	December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Net sales	$503,976	$134,974	$48,063
Cost of sales	252,573	80,730	31,483

Gross profit	251,403	54,244	16,580

Operating expenses:
Research and development	15,107	6,361	2,372
Selling, general and administrative	82,248	33,348	15,825
Production start-up	16,867	11,725	3,173

Total operating expenses	114,222	51,434	21,370

Operating income (loss)	137,181	2,810	(4,790)
Foreign currency gain (loss)	1,881	5,544	(1,715)
Interest income	20,413	2,648	316
Interest expense, net	(2,294)	(1,023)	(418)
Other (expense) income	(1,219)	(799)	56

Income (loss) before income taxes	155,962	9,180	(6,551)
Income tax benefit (expense)	2,392	(5,206)	—

Income (loss) before cumulative effect of change in accounting principle	158,354	3,974	(6,551)
Cumulative effect of change in accounting for share-based compensation	—	—	89

Net income (loss)	$158,354	$3,974	$(6,462)

Net income (loss) per share — basic:
Income (loss) before cumulative effect of change in accounting principle	$2.12	$0.07	$(0.13)
Net income (loss)	$2.12	$0.07	$(0.13)
Net income (loss) per share — diluted:
Income (loss) before cumulative effect of change in accounting principle	$2.03	$0.07	$(0.13)
Net income (loss)	$2.03	$0.07	$(0.13)
Weighted-average number of shares used in per share calculation:
Basic	74,701	56,310	48,846

Diluted	77,971	58,255	48,846

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
Consolidated Statements of Members’/Stockholders’ Equity and Comprehensive Income (Loss)

							Accumulated
					Additional	Accumulated	Other
	Membership Equity		Common Stock		Paid-In	Earnings	Comprehensive	Total
	Units	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
	(In thousands)

Balance, December 25, 2004	41,540	$165,742	—	$—	$—	$(142,915)	$(186)	$22,641
Components of comprehensive income, net of tax:
Net loss	—	—	—	—	—	(6,462)	—	(6,462)
Foreign currency translation adjustments	—	—	—	—	—	—	385	385

Total comprehensive loss								(6,077)

Cash contributions from owner	3,674	16,663	—	—	—	—	—	16,663
Stock-based compensation from options	—	5,167	—	—	—	—	—	5,167
Reclassifications to employee stock options on redeemable shares	—	(25,265)	—	—	—	—	—	(25,265)

Balance, December 31, 2005	45,214	162,307	—	—	—	(149,377)	199	13,129
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	3,974	—	3,974
Foreign currency translation adjustments	—	—	—	—	—	—	803	803
Change in unrealized gain on derivative instruments designated and qualifying as cash flow hedges	—	—	—	—	—	—	20	20

Total comprehensive income								4,797

Cash contributions from owner	6,613	30,000	—	—	—	—	—	30,000
Proceeds from sales of shares through share-based compensation plans, net of excess tax benefits	—	—	49	—	143	—	—	143
Conversion of membership units into common shares	(51,827)	(192,307)	51,827	11	192,296	—	—	—
Common stock issued upon conversion of convertible notes	—	—	4,261	1	73,999	—	—	74,000
Common stock issued in initial public offering, net of offering costs	—	—	16,193	16	302,634	—	—	302,650
Share-based compensation	—	—	2	—	11,682	—	—	11,682
Reclassifications to employee stock options on redeemable shares	—	—	—	—	(24,961)	—	—	(24,961)
Effect of stock split	—	—	—	44	(44)	—	—	—

Balance, December 30, 2006	—	—	72,332	72	555,749	(145,403)	1,022	411,440
Components of comprehensive income, net of tax:
Net income	—	—	—	—	—	158,354	—	158,354
Foreign currency translation adjustments	—	—	—	—	—	—	5,116	5,116
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	—	(1,648)	(1,648)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	28	28

Total comprehensive income								161,850

Cumulative effect of the adoption of FIN 48	—	—	—	—	—	(56)	—	(56)
Proceeds from sales of shares through share-based compensation plans, net of excess tax benefits	—	—	2,125	2	40,367	—	—	40,369
Common stock issued for acquisition	—	—	118	1	28,066	—	—	28,067
Common stock issued in secondary offering, net of offering costs	—	—	4,000	4	365,965	—	—	365,969
Share-based compensation	—	—	—	—	39,402	—	—	39,402
Reclassifications from employee stock options on redeemable shares	—	—	—	—	50,226	—	—	50,226

Balance, December 29, 2007	—	$—	78,575	$79	$1,079,775	$12,895	$4,518	$1,097,267

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Cash received from customers	$515,994	$110,196	$49,643
Cash paid to suppliers and employees	(276,525)	(111,945)	(44,674)
Interest received	19,965	2,640	—
Interest paid, net of amounts capitalized	(2,294)	(712)	(322)
Income tax	(19,002)	—	—
Excess tax benefit from share-based compensation arrangements	(30,196)	(45)	—
Other	(1,991)	(710)	393

Net cash provided by (used in) operating activities	205,951	(576)	5,040

Cash flows from investing activities:
Purchases of property, plant and equipment	(242,371)	(153,150)	(42,481)
Purchase of marketable securities	(1,081,154)	—	—
Proceeds from maturities and sales of marketable securities	787,783	—	—
Purchases of restricted investments	(6,008)	(6,804)	(1,267)
Acquisitions, net of cash acquired	(5,500)	—	—
Other investments in long-term assets	—	(40)	(84)

Net cash used in investing activities	(547,250)	(159,994)	(43,832)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	365,969	302,650	—
Proceeds from notes payable to a related party	—	36,000	20,000
Repayment of notes payable to a related party	—	(64,700)	—
Repayment of long-term debt	(34,757)	(135)	—
Equity contributions	—	30,000	16,663
Proceeds from stock options exercised	10,173	100	—
Proceeds from issuance of debt	49,368	132,330	15,000
Debt issuance costs	—	(1,497)	—
Excess tax benefit from share-based compensation arrangements	30,196	45	—
Proceeds from economic development funding	9,475	16,766	—
Other financing activities	(3)	(9)	—

Net cash provided by financing activities	430,421	451,550	51,663

Effect of exchange rate changes on cash and cash equivalents	7,050	391	385

Net increase in cash and cash equivalents	96,172	291,371	13,256
Cash and cash equivalents, beginning of year	308,092	16,721	3,465

Cash and cash equivalents, end of year	$404,264	$308,092	$16,721

Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$38,320	$2,304	$5,418
Non-cash conversion of debt and accrued interest to equity	—	74,000	—
Issuance of common stock for purchase acquisition	28,066	—	—

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	First Solar and Its Business

We design, manufacture and sell solar electric power modules, which we produce at our plant in Perrysburg, Ohio and our plant in Frankfurt/Oder, Germany. First Solar Holdings, LLC was formed as a Delaware limited liability company in May 2003 to act as the holding company for First Solar, LLC, which was formed in 1999 and renamed First Solar US Manufacturing, LLC in the second quarter of 2006, and other subsidiaries formed in 2003 and later. On February 22, 2006, First Solar Holdings, LLC was incorporated in Delaware as First Solar Holdings, Inc. and, also during the first quarter of 2006, was renamed First Solar, Inc. Upon our change in corporate organization on February 22, 2006, our membership units became common stock shares and our unit options became share options on a one-for-one basis. For clarity of presentation, we refer to our ownership interests as “shares” or “stock” in the remainder of these notes to our consolidated financial statements, although prior to February 22, 2006 they were membership units. First Solar, Inc. has wholly owned subsidiaries in Delaware, Germany, Singapore, Mexico and Malaysia.

On October 30, 2006, our board of directors approved a 4.85 to 1 stock split of our common shares, which was effective November 1, 2006; the par value of our common shares remained $0.001 per share. All share and per share amounts presented in these consolidated financial statements have been retroactively adjusted to reflect the stock split.

On November 30, 2007, we acquired 100% of the outstanding membership interests of Turner Renewable Energy, LLC for $6.3 million in cash and 118,346 shares of our common stock. See Note 5 for more information about this acquisition.

Note 2.	Summary of Significant Accounting Policies

Principles of consolidation.  These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of First Solar, Inc. and all of its subsidiaries. We eliminated all intercompany transactions and balances during consolidation.

Fiscal periods.  We report the results of our operations using a 52 or 53 week fiscal year, which ends on the Saturday on or before December 31. Fiscal 2007 ended on December 29, 2007 and included 52 weeks, fiscal 2006 ended on December 30, 2006 and included 52 weeks and fiscal 2005 ended on December 31, 2005 and included 53 weeks. Our fiscal quarters end on the Saturday closest to the end of the applicable calendar quarter.

Use of estimates.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include allowances for doubtful accounts receivable, inventory write-downs, estimates of future cash flows from and economic useful lives of long-lived assets, asset impairments, certain accrued liabilities, income taxes and tax valuation allowances, accrued warranty expenses, accrued collection and recycling expense, share-based compensation costs and fair value estimates. Actual results could differ materially from these estimates under different assumptions and conditions.

Business Combinations.  We account for business acquisitions using the purchase method of accounting and record definite lived intangible assets separate from goodwill. Intangible assets are recorded at their fair value based on estimates as at the date of acquisition. Goodwill is recorded as the residual amount of the purchase price less the fair value assigned to the individual assets acquired and liabilities assumed as at the date of acquisition.

Goodwill.  Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the individual assets acquired and liabilities assumed. We do not amortize goodwill, but instead test goodwill for impairment at least annually in the fourth quarter and, if necessary, would record any impairment in accordance with FAS 142, “Goodwill and Other Intangible Assets.” We will perform the first annual impairment review in the fourth quarter of fiscal 2008 or earlier if facts and circumstances warrant a review. In the process of our annual impairment review, we primarily use the income approach methodology of valuation that

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our goodwill. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation.

Fair value estimates.  The fair value of an asset or liability is the amount at which it could be exchanged or settled in a current transaction between willing parties. The carrying values for cash and cash equivalents, current and noncurrent marketable securities, restricted investments, accounts receivable, accounts payable and accrued liabilities and other current assets and liabilities approximate their fair values due to their short maturities. The carrying value of the portion of our long term debt with stated interest rates reflects its fair value based on current rates afforded to us on debt with similar maturities and characteristics.

Foreign currency translation.  The functional currencies of our German and Mexican subsidiaries are their local currency. Accordingly, we apply the period end exchange rate to translate their assets and liabilities and the weighted average exchange rate for the period to translate their revenues, expenses, gains and losses into U.S. dollars. We include the translation adjustments as a separate component of accumulated other comprehensive income within stockholders’ equity. The functional currency of our subsidiaries in Malaysia and Singapore is the U.S. dollar, so we do not need to translate their financial statements.

Cash and cash equivalents.  We consider all highly liquid investments with original or remaining maturities of 90 days or less when purchased to be cash equivalents.

Marketable securities — current.  Marketable securities with maturities greater than 90 days, but less than one-year at purchase are recorded as marketable securities — current. We have classified our marketable securities as “available-for-sale.” Such marketable securities are recorded at fair value and unrealized gains and losses are recorded to accumulated other comprehensive income (loss) until realized. Realized gains and losses on sales of all such securities are reported in earnings, computed using the specific identification cost method. All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider our marketable debt securities impaired, when a significant decline in the issuer’s credit quality is likely to have a significant adverse effect on the fair value of the investment. Investments identified as being impaired are subject to further review to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value and a new cost basis is established.

Inventories.  We report our inventories at the lower of cost or market. We determine cost on a first-in, first-out basis and include both the costs of acquisition and the costs of manufacturing in our inventory costs. These costs include direct material, direct labor and fixed and variable indirect manufacturing costs, including depreciation and amortization.

We also regularly review the cost of inventory against its estimated market value and record a lower of cost or market write-down if any inventories have a cost in excess of estimated market value. For example, we regularly evaluate the quantity and value of our inventory in light of current market conditions and market trends and record write-downs for any quantities in excess of demand and for any product obsolescence. This evaluation considers historic usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability and other factors. Market conditions are subject to change and actual consumption of our inventory could differ from forecast demand. Our inventories have a long life cycle and obsolescence has not historically been a significant factor in their valuation.

Deferred project costs.  Deferred project costs represents uninstalled materials relating to customer contracts. These costs are recognized as deferred assets until installed. Deferred project costs as of December 29, 2007 were $2.6 million.

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

Long-lived assets.  We account for our long-lived, tangible assets and definite-lived intangible assets in accordance with Statement of Financial Accounting Standards No. (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, we assess long-lived assets classified as “held and used,” including our property, plant and equipment, for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of the long-lived asset may not be recoverable. These events would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. We evaluated our long-lived assets for impairment during 2007 and did not note any triggering event that the carrying values of material long-lived asset are not recoverable.

Marketable securities — noncurrent.  Marketable securities with maturities greater than one year are recorded as marketable securities — noncurrent. We have classified our marketable securities as “available-for-sale.” Such marketable securities are recorded at fair value and unrealized gains and losses are recorded to accumulated other comprehensive income (loss) until realized. Realized gains and losses on sales of all such securities are reported in earnings, computed using the specific identification cost method. All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider our marketable debt securities impaired, when a significant decline in the issuer’s credit quality is likely to have a significant adverse effect on the fair value of the investment. Investments identified as being impaired are subject to further review to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value and a new cost basis is established.

Economic development funding.  We are eligible for economic development funding from various German governmental entities for certain of our capital expenditures. We record a receivable for these funds when our legal right to them exists and all criteria for receiving the funds have been met. We deduct the amount of the funds from the acquisition costs of the related assets, which will reduce the depreciation expense that we otherwise would have to recognize in future periods. See note 6 for a description of this economic development funding.

Product warranties.  We provide a limited warranty to the original purchasers of our solar modules for five years against defects in materials and workmanship under normal use and service conditions following the date of sale, and we provide a warranty that the modules will produce at least 90% of their power output rating during the first 10 years following the date of sale and at least 80% of their power output rating during the following 15 years. In resolving claims under both the defects and power output warranties, we have the option of either repairing or replacing the covered module or, under the power output warranty, providing additional modules to remedy the power shortfall. Our warranties are automatically transferred from the original purchaser of our modules to a subsequent purchaser. When we recognize revenue for module sales, we accrue a liability for the estimated future costs of meeting our warranty obligations for those modules. We make and revise this estimate based on the number of solar modules under warranty at customer locations, our historical experience with warranty

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

claims, our monitoring of field installation sites, our in-house testing of our solar modules and our estimated per-module replacement cost.

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

End of life collection and recycling.  We recognize an expense for the estimated fair value of our future obligations for collecting and recycling the solar modules that we have sold at the time they reach the end of their useful lives. See note 12 for further information about this obligation and how we account for it.

Revenue recognition.  We sell our products directly to system integrators and recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred and title and risk of loss has passed to the customer, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. This policy is in accordance with the requirements of SEC Staff Accounting Bulletin No. (SAB) 101, Revenue Recognition in Financial Statements, as amended by SAB 104, Revision of Topic 13 (Revenue Recognition). Under this policy, we record a trade receivable for the selling price of our product and reduce inventory for the cost of goods sold when delivery occurs in accordance with the terms of the respective sales contracts. During 2006, we changed the terms of our sales contracts with all of our significant customers to provide that delivery occurs when we deliver our products to the carrier, rather than when the products are received by our customer, as had been our terms under our prior contracts. This change in the terms of our sales contracts resulted in a one-time increase to our net sales of $5.4 million during the year ended December 30, 2006. We do not offer extended payment terms or rights of return for our sold products.

With our acquisition of Turner Renewable Energy, LLC on November 30, 2007, a portion of our revenues has been derived from long-term contracts that we account for under the provisions of the American Institute of Certified Public Accountants’ Statement of Position No. (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Accordingly, we recognize revenues and estimated profits on performance contracts, which are cost-type or fixed-fee contracts to design and develop solar electricity generation systems, under the percentage of completion method of accounting using the cost-to-cost methodology. We use this method because we consider costs incurred to be the best available measure of progress on these contracts. We make estimates of the costs to complete a contract and recognize revenue based on the estimated progression to completion. We periodically revise our profit estimates based on changes in facts, and we will immediately recognize any losses that we may identify on contracts.

Incurred costs include all direct material, labor, subcontractor cost, and those indirect costs related to contract performance, such as indirect labor, supplies and tools. We include job material costs when the job materials have been installed. Where contracts specify that title to job materials transfers to the customer before installation has been performed, we defer revenue and recognize it upon installation, using the percentage-of-completion method of accounting. We consider job materials to be installed materials when they are permanently attached or fitted to the solar power systems as required by the engineering design.

As of December 29, 2007, our liability for “billings in excess of costs and estimated earnings,” which is part of the balance sheet caption “accounts payable and accrued liabilities,” was $2.1 million. This liability represents our billings in excess of revenues recognized on our contracts, which results from differences between contractual billing schedules and the timing of revenue recognition under our revenue recognition accounting policies.

We also have a limited number of arrangements that include multiple deliverables. These are contracts under which we both provide design and consulting services for and supply parts and equipment for solar electricity generation systems. We follow the guidance in Emerging Issues Task Force Issue No. (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, when accounting for these arrangements in order to determine whether

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

they have more than one unit of accounting. According to EITF 00-21, deliverable elements in a revenue arrangement with multiple deliverables are separate units of accounting if the elements have standalone value to the customer, if objective and reliable evidence of the fair value of undelivered elements is available, and if the arrangement does not include a general right of return related to delivered items. We determined that our design and supply arrangements generally consist of two elements that qualify as separate units of accounting, the provision of design and consulting services and the supply of solar electricity generation system parts and equipment. We apply the same revenue recognition principles (from SAB 104) as we use for our arrangements for the stand-alone sales of products to the recognition of revenue on the parts and equipment unit of accounting of our multiple deliverable arrangements. We recognize revenue from the design and consulting services unit of accounting using the percentage of completion method in accordance with SOP 81-1.

In accordance with EITF Issue No. 06-3, How Taxes collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation), we present taxes assessed by governmental authorities that are both imposed on and concurrent with specific revenue-producing transactions between us and our customers (such as sales, use and value-added taxes) on a net basis, excluded from revenues.

Shipping and handling costs.  Shipping and handling costs are classified as a component of cost of sales. Customer payments of shipping and handling costs are recorded as a component of net sales.

Share-based compensation.  We account for share-based compensation arrangements in accordance with SFAS 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payments, which we adopted during the first quarter of the year ended December 31, 2005 using the “modified retrospective” method of transition. Our significant accounting policies related to share-based compensation arrangements are described at note 16.

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

We are party to several research grant contracts with the U.S. federal government under which we receive reimbursements for specified costs incurred for certain of our research projects. We record amounts recoverable from these grants as an offset to research and development expense when the related research and development costs are incurred, which is consistent with the timing of our contractual right to receive the cost reimbursement. We have included grant proceeds of $1.8 million, $0.9 million and $0.9 million as offsets to research and development expense during the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

Production start-up.  Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs, to the extent we cannot capitalize the expenditure.

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

See note 18 for more information about the impact of income taxes on our financial position and results of operations.

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

Comprehensive income (loss).  Our comprehensive income (loss) consists of our net income (loss), changes in unrealized gains or losses on derivative instruments that we hold and that qualify as and that we have designated as cash flow hedges and the effects on our consolidated financial statements of translating the financial statements of our subsidiaries that operate in foreign currencies. In addition, other comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income. We present our comprehensive income (loss) in combined consolidated statements of members’/stockholders’ equity and comprehensive income (loss). Our accumulated other comprehensive income (loss) is presented as a component of equity in our consolidated balance sheets and consists of the cumulative amount of net financial statement translation adjustments, unrealized gains or losses on cash flow hedges and unrealized gains or losses on available for sale marketable securities that we have incurred since the inception of our business.

Recent accounting pronouncements.  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes. Tax law is subject to significant and varied interpretation, so an enterprise may be uncertain whether a tax position that it has taken will ultimately be sustained when it files its tax return. FIN 48 establishes a “more-likely-than-not” threshold that must be met before a tax benefit can be recognized in the financial statements and, for those benefits that may be recognized, stipulates that enterprises should recognize the largest amount of the tax benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the taxing authority. FIN 48 also addresses changes in judgments about the realizability of tax benefits, accrual of interest and penalties on unrecognized tax benefits, classification of liabilities for unrecognized tax benefits and related financial statement disclosures. We adopted FIN 48 at the beginning of fiscal 2007. The adoption of FIN 48 increased our reserves for uncertain tax positions by $0.1 million, which we recorded as a cumulative effect adjustment to equity in accordance with the transition guidance in FIN 48.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 158 is effective for fiscal years beginning after

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

November 15, 2007. We are currently evaluating the impact of SFAS 157 on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value and to report unrealized gains and losses on those assets and liabilities in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material effect on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which replaces SFAS 141. SFAS 141R requires most assets acquired and liabilities assumed in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair value as of the date of the acquisition. SFAS 141R also requires that acquisition related costs and restructuring costs be recognized separately from the business combination. SFAS 141R will be effective for us for fiscal year 2009 and will be effective for business combinations entered into after December 27, 2008.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements.” SFAS 160 amends previous accounting literature to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS is effective for us as of the beginning of fiscal 2010. We have not yet evaluated the impact, if any, the adoption of this Statement will have our financial position, results of operations or cash flows.

Note 3.	Initial Public Offering

The Securities and Exchange Commission declared our first registration statements effective on November 16, 2006, which we filed on Form S-1 (Registration No. 333-135574) and pursuant to Rule 462(b) (Registration No. 333-138779) under the Securities Act of 1933 in connection with the initial public offering of our common stock. Under these registration statements, we registered 22,942,500 shares of our common stock, including 2,942,500 subject to an underwriter’s over-allotment option. We registered 16,192,500 of these shares on our own behalf and 6,750,000 of these shares on behalf of certain of our stockholders, including one of our executive officers. In November 2006, we completed our initial public offering, in which we sold all of these shares that we registered on our behalf and on behalf of the selling stockholders, for an aggregate public offering price of $458.9 million, which included $58.9 million from the underwriters’ exercise of their over-allotment option. Of the $458.9 million of total gross proceeds, we received gross proceeds of $323.9 million, against which we charged $16.6 million of underwriting discounts and commissions and $4.6 million of other costs of the offering, resulting in a net increase in our paid-in capital of $302.7 million. The remaining $135.0 million of gross proceeds went to selling stockholders; they applied $8.4 million to underwriting discounts and commissions and received $126.6 million of the offering proceeds. During the year ended December 29, 2007 we received reimbursement for $0.2 million of offering costs of our initial public offering. We recorded this reimbursement to our additional paid-in capital.

Note 4.	Follow-On Public Offering

The Securities and Exchange Commission declared our follow-on registration statement effective on August 9, 2007, which we filed on Form S-1 (Registration No. 333-144714) under the Securities Act of 1933 in connection with the follow-on public offering of our common stock. Under this registration statement, we and certain of our stockholders offered 6,500,000 shares of our common stock, with an aggregate public offering price of $617.5 million. We registered 4,000,000 of these shares on our behalf and 2,500,000 of these shares on behalf of certain of our stockholders, including certain of our executive officers, two of which are also directors of ours. In addition, a selling stockholder had granted the underwriters the right to purchase up to an additional 975,000 shares of common stock to cover over-allotments.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Note 5.	Business Combination

Turner Renewable Energy, LLC Acquisition

On November 30, 2007, we acquired 100% of the outstanding membership interests of Turner Renewable Energy, LLC. The acquisition added a balance of plant engineering and project management skills to us that enables us to begin deploying cost effective solar electricity solutions for utility companies seeking to meet renewable energy portfolio standard requirements in U.S. markets. In connection with this acquisition we issued an aggregate of 118,346 shares of our common stock to the members of Turner Renewable Energy, LLC in satisfaction of a portion of the purchase price. The fair value of our common stock issued was determined based on the closing price of our common stock on November 30, 2007. The results of Turner Renewable Energy, LLC have been included in our consolidated results of operations from December 1, 2007.

The total consideration related to the acquisition is as follows (in thousands):

		Fair Value at
	Shares	November 30, 2007

Purchase consideration:
Cash		$6,261
Common stock	118,346	28,066
Exit costs		177
Direct transaction costs		506

Total purchase consideration		$35,010

Purchase Price Allocation

Under the purchase method of accounting, we allocated the total purchase price shown in the table above to Turner Renewable Energy, LLC’s net tangible and intangible assets based on their estimated fair values as of November 30, 2007. The fair values assigned are based on our estimates and assumptions of management. Our purchase price allocation is substantially complete as of December 29, 2007. However, we may be subject to goodwill adjustments as additional information relating to deferred tax liabilities becomes available. We do not expect these changes will be material.

The allocation of the purchase price and the estimated useful lives associated with certain assets on November 30, 2007 was as follows (in thousands):

		Estimated
	Amount	Useful Life

Net liabilities assumed	$(176)	N.A.
Customer contracts — in progress	170	6 months
Customer contracts — not started	1,620	12 months
Deferred tax liability	(53)	N.A.
Goodwill	33,449	N.A.

Total purchase consideration	35,010

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net tangible assets acquired on November 30, 2007 consisted of the following (in thousands):

Amount

Cash and cash equivalents	$760
Accounts receivable, net	5,511
Inventories	2,237
Deferred project costs	4,976
Prepaid expenses and other assets	203
Fixed assets, net	160

Total assets acquired	13,847
Accounts payable	$3,841
Accrued expenses	1,560
Billings in excess of costs and estimated earnings	4,141
Warranty accrual	349
Line of credit	4,074
Deferred rent	58

Total liabilities assumed	14,023

Net liabilities assumed	(176)

Acquired identifiable intangible assets.  We determined the fair value attributable to customer contracts (contracts already in progress and contracts not started) using projected cash flow generation from these customer contracts. We calculated the present value of these projected contracts using a discount rate of 10.7% for contracts already in progress and 12.7% for contracts not started yet. The fair value of these intangible assets is amortized over 6 and 12 months, respectively. Amortization expense for the three and twelve months ended December 29, 2007 was $28,000.

Goodwill.  We allocated $33.4 million to goodwill, which represents the excess of the purchase price over the fair value of the identifiable net tangible asset and intangible assets of Turner Renewable Energy, LLC. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we review our goodwill for impairment annually, or more frequently if facts and circumstances warrant a review. Goodwill that resulted from the acquisition of Turner Renewable Energy, LLC is not deductible for tax purposes.

Note 6.	Economic Development Funding

On July 26, 2006, we were approved to receive taxable investment incentives (“Investitionszuschüsse”) of approximately €21.5 million ($31.6 million at the balance sheet close rate on December 29, 2007 of $1.47/€1.00) from the State of Brandenburg, Germany. These funds will reimburse us for certain costs we incurred building our plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Receipt of these incentives is conditional upon the State of Brandenburg having sufficient funds allocated to this program to pay the reimbursements we claim. In addition, we are required to operate our facility for a minimum of five years and employ a specified number of associates during this period. Our incentive approval expires on December 31, 2009. As of December 29, 2007, we had received cash payments of $29.5 million under this program, and we had accrued an additional $1.4 million that we are eligible to receive under this program based on qualifying expenditures that we had incurred through that date.

We are eligible to recover up to approximately €23.8 million ($35.0 million at the balance sheet close rate on December 29, 2007 of $1.47/€1.00) of expenditures related to the construction of our plant in Frankfurt/Oder, Germany under the German Investment Grant Act of 2005 (“Investitionszulagen”). This act permits us to claim tax-

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

exempt reimbursements for certain costs we incurred building our plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Tangible assets subsidized under this program have to remain in the region for at least five years. In accordance with the administrative requirements of this act, we claimed reimbursement under the Act in conjunction with the filing of our tax returns with the local German tax office during the third quarter of fiscal 2007. In addition, this program expired on December 31, 2006, and we can only claim reimbursement for investments completed by that date. The majority of our buildings and structures and our investment in machinery and equipment were completed by this date. As of December 29, 2007, we had accrued $34.4 million that we are eligible to receive under this program based on qualifying expenditures that we had incurred through the expiration date. We collected this receivable subsequent to December 29, 2007.

Note 7.	Marketable Securities

We have classified our marketable securities as “available-for-sale.” Our marketable securities are recorded at fair value and net unrealized gains and losses are recorded as part of other comprehensive income until realized. We report realized gains and losses on the sale of our marketable securities are reported in earnings, computed using the specific identification method. During the year ended December 29, 2007, we did not realize any gains or losses on our marketable securities.

We determined market values for each individual security in the investment portfolio using third party market quotes. All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider our marketable debt securities impaired, when a significant decline in the issuer’s credit quality is likely to have a significant adverse effect on the fair value of the investment. Investments identified as being impaired are subject to further review to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value and a new cost basis is established.

A summary of available-for-sale marketable securities by major security type as of December 29, 2007 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government obligations	$94,862	$39	$2	$94,899
Commercial paper (non asset-backed)	58,954	13	46	58,921
Municipal debt	111,486	93	—	111,579

Total	$265,302	$145	$48	$265,399

Contractual maturities of our available-for-sale marketable securities as of December 29, 2007 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Maturity	Cost	Gains	Losses	Value

One year or less	$150,492	$88	$48	$150,532
One year to five years	42,051	48		42,099
Five years or more	72,759	9	—	72,768

Total	$265,302	$145	$48	$265,399

The net $0.1 million unrealized gain on our investments as of December 29, 2007 was primarily a result of changes in interest rates. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better, limits the types of acceptable investments, limits the concentration as to security holder and limits the duration of the investment.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Marketable securities — current of $0.3 million at December 30, 2006 consisted of a deposit account. The carrying value of this account approximated its fair value due to its short maturity.

Note 8.	Consolidated Balance Sheet Details

Accounts receivable, net

Accounts receivable, net consisted of the following at December 29, 2007 and December 30, 2006 (in thousands):

	2007	2006

Accounts receivable, gross	$18,170	$27,127
Allowance for doubtful accounts	(5)	(4)

Accounts receivable, net	$18,165	$27,123

Inventories

Inventories consisted of the following at December 29, 2007 and December 30, 2006 (in thousands):

	2007	2006

Raw materials	$22,874	$8,212
Work in process	2,289	1,123
Finished goods	15,041	7,175

Total inventories	$40,204	$16,510

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at December 29, 2007 and December 30, 2006 (in thousands):

	2007	2006

Prepaid expenses	$10,136	$2,612
Prepaid income taxes — current	13,042	—
Pending sale of marketable securities	28,600	—
Other current assets	13,002	6,347

Prepaid expenses and other current assets	$64,780	$8,959

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Property, plant and equipment

Property, plant and equipment consisted of the following at December 29, 2007 and December 30, 2006 (in thousands):

	2007	2006

Buildings and improvements	$44,679	$21,804
Machinery and equipment	170,125	79,803
Office equipment and furniture	7,365	4,428
Leasehold improvements	4,046	3,086

Depreciable property, plant and equipment, gross	226,215	109,121
Accumulated depreciation and amortization	(43,134)	(18,880)

Depreciable property, plant and equipment, net	183,081	90,241
Land	3,046	2,836
Construction in progress	243,977	85,791

Property, plant and equipment, net	$430,104	$178,868

Depreciation and amortization of property, plant and equipment was $24.8 million, $10.2 million and $3.4 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

We incurred and capitalized interest cost (into our property, plant and equipment) as follows during the years ended December 29, 2007, December 30, 2006 and December 31, 2005 (in thousands):

	2007	2006	2005

Interest cost incurred	$6,065	$4,363	$773
Interest capitalized	(3,771)	(3,340)	(355)

Interest expense, net	$2,294	$1,023	$418

Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following at December 29, 2007 and December 30, 2006 (in thousands):

	2007	2006

Accounts payable	$26,441	$14,001
Product warranty liability	7,276	2,764
Income tax payable	24,487	5,152
Accrued compensation and benefits	21,862	2,642
Accrued property, plant and equipment	35,220	1,968
Billings in excess of costs and estimated earnings	2,149	—
Other accrued expenses	14,931	5,556

Total accounts payable and accrued expenses	$132,366	$32,083

Note 9.	Restricted Investments

At December 29, 2007, our restricted investments consist of a funding arrangement for our solar module collection and recycling program (see note 12), a debt service reserve account of $4.4 million for our credit facility

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

with a consortium of banks led by IKB Deutsche Industriebank AG (see note 13) and cash held by a financial institution as collateral for a letter of credit.

We pre-fund our estimated product collection and recycling expense at the time of sale through an agreement with a financial services company. During the years 2028 through 2045, we may elect to commute the agreement and receive back the amounts we have deposited plus a rate of return (computed at 5.3% for the years 2005 through 2022 and LIBOR less 0.35% thereafter) less any cost reimbursements that we have already received. At December 29, 2007 and December 30, 2006, the cumulative amount of deposits made and the investment returns earned through that date were $8.9 million and $3.0 million, respectively, which we report as a restricted investment on our consolidated balance sheets. We will make additional deposits during 2008, based on our estimates made two months before the deposits are due, of the number of modules that we expect to ship during 2008.

During 2006 we entered into a sale and purchase agreement with one of our suppliers which required us to deliver an irrevocable standby letter of credit in the amount of $1.4 million. This letter of credit has been collateralized through a bank deposit account which we have classified as a restricted investment.

Note 10.	Derivative Financial Instruments

As a global company, we are exposed in the normal course of business to interest rate risk and foreign currency risk that could affect our net assets, financial position and results of operations. It is our policy to use derivative financial instruments to minimize or eliminate the risks associated with operating activities and the resulting financing requirements. We use derivative financial instruments exclusively to hedge realized or forecasted transactions. We do not use derivative financial instruments for speculative or trading purposes. Our use of derivative financial instruments is subject to strict internal controls based on centrally defined mechanisms and guidelines. The various risk classes and risk management systems are outlined below.

Interest Rate Risk

We use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use interest rate swap agreements for speculative or trading purposes. We have interest rate swaps with a financial institution that effectively convert to fixed rates the floating variable rate of Euribor on certain drawdowns taken on the term loan portion of our credit facility with a consortium of banks led by IKB Deutsche Industriebank AG. The total notional value of the interest rate swaps was €46.0 million and €28.8 million ($67.6 million and $42.3 million at the balance sheet close rate on December 29, 2007 of $1.47/€1.00) on December 29, 2007 and December 30, 2006, respectively.

The notional amounts of the interest rate swaps are scheduled to decline in accordance with our scheduled principal payments on the hedged term loan drawdowns. These derivative financial instruments qualified for accounting as cash flow hedges in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and we designated them as such. As a result, we classified the aggregate fair value of the interest rate swap agreements with other assets on our balance sheet, which was $0.6 million and less than $0.1 million, at December 29, 2007 and December 30, 2006, respectively. We record changes in that fair value in other comprehensive income. We assessed the interest rate swap agreements as highly effective as cash flow hedges at December 29, 2007. We did not enter into any interest rate swap agreements prior to 2006.

Foreign Currency Exchange Risk

Cash Flow Exposure

We have forecasted future cash flows, including revenues and expenses, denominated in currencies other than the relevant entity’s functional currency. Our primary cash flow exposures are customer collections and vendor payments. Changes in the relevant entity’s functional currency value will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. We may enter into foreign exchange forward

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

contracts or other derivatives to hedge the value of a portion of these cash flows. We account for these foreign exchange contracts as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the transaction is settled.

In 2007, we purchased forward contracts to hedge the exchange risk on forecasted cash flows denominated in Euro. On December 29, 2007, the unrealized loss of these forward contracts was $3.2 million. The total notional value of the forward contracts was €112.8 million ($165.8 million at the balance sheet close rate on December 29, 2007 of $1.47/€1.00) on December 29, 2007. The forward exchange rates for these contracts range between $1.4427/€1.00 and $1.4437/€1.00.

The foreign exchange contracts that hedge our forecasted future cash flows qualified for accounting as cash flow hedges in accordance with SFAS 133, and we designated them as such. As a result, we report the aggregate fair value on our balance sheet, and we record changes in that fair value in other comprehensive income. We determined that these derivative financial instruments were highly effective cash flow hedges at December 29, 2007.

Transaction Exposure

We have certain assets and liabilities, primarily receivables, investments and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, results of operations and cash flows. We may enter into foreign exchange forward contracts or other instruments to minimize the short-term foreign currency fluctuations on such assets and liabilities. The gains and losses on the foreign exchange forward contracts offset the transaction gains and losses on certain foreign currency receivables, investments and payables recognized in earnings.

In 2007, we purchased a forward foreign exchange contract to hedge certain foreign currency denominated intercompany long-term debt. We recognize gains or losses from the fluctuation in foreign exchange rates and the valuation of this hedging contract in other expenses on our statement of operations. As of December 29, 2007, we had a single outstanding foreign exchange hedge contract to sell €20.0 million ($26.8 million at a fixed exchange rate of $1.34/€1.00). Unrealized mark-to-market losses recorded on this contract ended December 29, 2007 were $2.5 million. The contract is scheduled to settle on February 27, 2009.

Note 11.	Intangible Assets

Included in other noncurrent assets on our consolidated balance sheets are intangible assets, substantially all of which are patents on technologies related to our products and production processes. We record an asset for patents based on the legal, filing and other costs incurred to secure them and amortize these costs on a straight-line basis over estimated useful lives ranging from 5 to 15 years. These intangible assets have a weighted-average useful life of approximately ten years.

In addition, with the acquisition of Turner Renewable Energy, LLC in November 2007, we identified two intangible assets, which represent customer contracts already in progress or customer contracts not yet started. We will amortize these costs on a straight-line basis over estimated useful lives ranging from 6 to 12 months.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Amortization expense for our patents was less than $0.1 million for each of the years ended December 29, 2007, December 30, 2006 and December 31, 2005. Intangible assets consisted of the following at December 29, 2007 and December 30, 2006 (in thousands):

	2007	2006

Intangible assets, gross	$3,262	$1,389
Accumulated amortization	(1,202)	(1,141)

Intangible assets, net	$2,060	$248

Estimated future amortization expense for our patents is as follows at December 29, 2007 (in thousands):

2008	$1,787
2009	$25
2010	$25
2011	$25
2012	$25
Thereafter	$173

Note 12.	Product Collection and Recycling Liability

Legislative initiatives in Europe hold manufacturers responsible for the collection and recycling of certain electrical products. The legislation passed to date does not include solar modules. However, based on our commitment to the environment, we determined in the fourth quarter of 2004 that we should develop a program for ensuring the collection and recycling of the modules that we sell worldwide. As a result, we began to include a solar module collection and recycling arrangement in our 2005 standard sales contracts, into which our customers — who are solar electricity generation project developers and system integrators — can enroll the eventual system owners. Under this arrangement, we agree to provide for the collection and recycling of the materials in our solar modules and the system owners agree to notify us, disassemble their solar electricity generation systems, package the solar modules for shipment, and revert ownership rights over the modules back to us at the end of their expected service lives.

At December 29, 2007 and December 30, 2006, we have recorded accrued collection and recycling liabilities for the estimated fair value of our obligations for the collection and recycling of our solar modules and we have made associated charges to cost of sales. We based our estimate of the fair value of our collection and recycling obligations on the present value of the expected future cost of collecting and recycling the modules, which includes the cost of packaging the module for transport, the cost of freight from the module’s installation site to a recycling center and the material, labor, and capital costs of the recycling process. We based this estimate on our experience collecting and recycling our solar modules and on our expectations about future developments in recycling technologies and processes and about economic conditions at the time the modules will be collected and recycled. In the periods between the time of our sales and our settlement of the collection and recycling obligations, we accrete the carrying amount of the associated liability by applying the discount rate used in its initial measurement. Our module end-of-life collection and recycling liabilities totaled $13.1 million at December 29, 2007 and $3.7 million at December 30, 2006 and are classified as accrued collection and recycling with noncurrent liabilities on our consolidated balance sheets. We charged $8.9 million and $2.5 million to cost of sales for the fair value of our collection and recycling obligation for modules sold during the years ended December 29, 2007 and December 30, 2006, respectively. During the year ended December 29, 2007 the accretion expense on our collection and recycling obligations was $0.3 million, and during the year ended December 30, 2006 the expense was insignificant.

Starting in the first quarter of 2005, we also offered participation in the solar module collection and recycling program to owners of the 164,000 modules that we sold during 2003 and 2004, at no charge to the owners. When

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

owners enroll in the program, we record liabilities for the estimated fair value of our obligations for the collection and recycling of the solar modules, with an associated charge to cost of sales. We estimate the fair value of our obligation and account for the subsequent accretion the same way as for our obligation for solar modules sold from 2005 through 2007. During the year ended December 29, 2007, the charge to cost of sales for modules sold during 2003 and 2004 was insignificant. During the year ended December 30, 2006, we charged $0.3 million to cost of sales for the fair value of the obligations incurred during that year for modules sold during 2003 and 2004. The accretion expense on those obligations was insignificant during the years ended December 29, 2007 and December 30, 2006. If all owners participated as of December 29, 2007, we estimate that the fair value of our obligation would be $0.5 million.

Note 13.	Debt

Related party debt

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

During the year ended December 31, 2005, we borrowed $20.0 million from the Estate of John T. Walton, an affiliate of our majority shareholder, under a promissory note, all of which was outstanding at December 31, 2005. During January 2006, we borrowed an additional $10.0 million and subsequently repaid the entire $30.0 million in February 2006. These notes were unsecured, the balances were payable on demand, and interest was payable monthly at an annual rate equal to the short term Applicable Federal Rate published by the Internal Revenue Service (4.34% at December 31, 2005). We classified these notes as a current liability on our consolidated balance sheets at December 31, 2005.

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

We made interest payments to related parties of $1.1 million and $0.6 million for the years ended December 30, 2006 and December 31, 2005, respectively. We had no related party debt outstanding at December 30, 2006 and December 29, 2007 and we did not pay any interest to related parties during the year ended December 29, 2007.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Long-term debt

Our long-term debt at December 29, 2007 and December 30, 2006 consisted of the following (in thousands):

	December 29,	December 30,
	2007	2006

Euro denominated loan, variable interest Euribor plus 1.6%, due 2008 through 2012	$67,761	$45,216
2.25% loan, due 2006 through 2015	13,226	14,865
0.25% — 3.25% loan, due 2007 through 2009	3,334	5,000
Capital lease obligations	9	15

	84,330	65,096
Less unamortized discount	(638)	(738)

Total long-term debt	83,692	64,358
Less current portion	(14,836)	(3,311)

Noncurrent portion	$68,856	$61,047

On July 27, 2006, First Solar Manufacturing GmbH, a wholly owned indirect subsidiary of First Solar, Inc., entered into a credit facility agreement with a consortium of banks led by IKB Deutsche Industriebank AG under which we can draw up to €102.0 million ($149.9 million at the balance sheet close rate on December 29, 2007 of $1.47/€1.00) to fund costs of constructing and starting up our German plant. This credit facility consists of a term loan of up to €53.0 million ($77.9 million at the balance sheet close rate on December 29, 2007 of $1.47/€1.00) and a revolving credit facility of €27.0 million ($39.7 million at the balance sheet close rate on December 29, 2007 of $1.47/€1.00). The facility also provides for a bridge loan, which we can draw against to fund construction costs that we later expect to be reimbursed through funding from the Federal Republic of Germany under the Investment Grant Act of 2005 (“Investitionszulagen”), of up to €22.0 million ($32.3 million at the balance sheet close rate on December 29, 2007 of $1.47/€1.00). We can make drawdowns against the term loan and the bridge loan until December 30, 2007, and we can make drawdowns against the revolving credit facility until September 30, 2012. We have incurred costs related to the credit facility totaling $2.2 million as of December 29, 2007, which we will recognize as interest and other financing expenses over the time that borrowings are outstanding under the credit facility. We also pay an annual commitment fee of 0.6% of any amounts not drawn down on the credit facility. At December 29, 2007, we had outstanding borrowings of $67.8 million under the term loan, which we classify as long-term debt, and $24.5 million under the bridge loan, which we classify as short-term debt. We had no outstanding borrowings under the revolving credit facility at December 29, 2007. At December 29, 2007 and December 30, 2006, interest rates were 6.3% and 5.3%, respectively, for the term loan and 6.7% and 5.7%, respectively, for the bridge loan.

We must repay the term loan in eighteen quarterly payments beginning on March 31, 2008 and ending on June 29, 2012. We must repay the bridge loan with any funding we receive from the Federal Republic of Germany under the Investment Grant Act of 2005, but in any event, the bridge loan must be paid in full by December 30, 2008. Once repaid, we may not draw again against term loan or bridge loan facilities. The revolving credit facility expires on and must be completely repaid by December 30, 2012. In certain circumstances, we must also use proceeds from fixed asset sales or insurance claims to make additional principal payments, and during 2009, we will also be required to make a one-time principal repayment equal to 20% of any “surplus cash flow” of First Solar Manufacturing GmbH during 2008. Surplus cash flow is a term defined in the credit facility agreement that is approximately equal to cash flow from operating activities less required payments on indebtedness.

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

The Federal Republic of Germany is guaranteeing 48% of our combined borrowings on the term loan and revolving credit facility and the State of Brandenburg is guaranteeing another 32%. We pay an annual fee, not to exceed €0.5 million ($0.7 million at the balance sheet close rate on December 29, 2007 of $1.47/€1.00) for these guarantees. In addition, we must maintain a debt service reserve of €3.0 million ($4.4 million at the balance sheet close rate on December 29, 2007 of $1.47/€1.00) in a restricted bank account, which the lenders may access if we are unable to make required payments on the credit facility. Substantially all of our assets in Germany, including the German plant, have been pledged as collateral for the credit facility and the government guarantees.

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

The credit facility also contains various non-financial covenants with which we must comply. We must submit various financial reports, financial calculations and statistics, operating statistics and financial and business forecasts to the lender. We must adequately insure our German operation, and we may not change the type or scope of its business operations. First Solar Manufacturing GmbH must maintain adequate accounting and information technology systems. Also, First Solar Manufacturing GmbH cannot open any bank accounts (other than those required by the credit facility), enter into any financial liabilities (other than intercompany obligations, those liabilities required by the credit facility or permitted encumbrances), sell any assets to third parties outside the normal course of business, make any loans or guarantees to third parties, or allow any of its assets to be encumbered to the benefit of third parties without the consent of the lenders and government guarantors.

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

During the year ended December 31, 2005, we received a $15.0 million loan from the Director of Development of the State of Ohio, $13.2 million of which was outstanding at December 29, 2007. Interest is payable monthly at the annual rate of 2.25%; principal payments commenced on December 1, 2006 and end on July 1, 2015. Land and buildings at our Ohio plant with a net book value of $21.1 million at December 29, 2007 have been pledged as collateral for this loan.

During the year ended December 25, 2004, we received a $5.0 million loan from the Director of Development of the State of Ohio, of which $3.3 million was outstanding at December 29, 2007. Interest is payable monthly at annual rates starting at 0.25% during the first year the loan is outstanding, increasing to 1.25% during the second

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and third years, increasing to 2.25% during the fourth and fifth years and increasing to 3.25% for each subsequent year; principal payments commenced on January 1, 2007 and end on December 1, 2009. Machinery and equipment at our Ohio plant with a net book value of $7.7 million at December 29, 2007 have been pledged as collateral for this loan.

At December 29, 2007, future principal payments on our long-term debt, excluding payments related to capital leases, which are disclosed in note 14, were due as follows (in thousands):

2008	$15,047
2009	18,984
2010	17,351
2011	21,289
2012	7,123
Thereafter	4,527

Total long-term debt	$84,321

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

Note 14.	Commitments and Contingencies

Lease commitments

We lease our headquarters in Phoenix, Arizona, a customer service office in Mainz, Germany and various other business development offices throughout Europe under non-cancelable operating leases. The leases require us to pay property taxes, common area maintenance and certain other costs in addition to base rent. We also lease certain machinery and equipment and office furniture and equipment under operating and capital leases. Future minimum payments under all of our non-cancelable leases are as follows as of December 29, 2007 (in thousands):

	Capital	Operating
	Leases	Leases	Total

2008	$4	$7,099	$7,103
2009	3	5,823	5,826
2010	2	1,834	1,836
2011	—	1,746	1,746
2012	—	1,650	1,650
Thereafter	—	3,235	3,235

Total minimum lease payments	9	$21,387	$21,396

Less amounts representing interest	(1)

Present value of minimum lease payments	8
Less current portion of obligations under capital leases	(4)

Non-current portion of obligations under capital leases	$4

Our rent expense was $1.2 million, $0.6 million and $0.4 million in each of the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Purchase commitments

We purchase raw materials for inventory, services and manufacturing equipment from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, we enter into agreements with suppliers that either allow us to procure goods and services when we choose or that establish purchase requirements. In certain instances, these latter agreements allow us the option to cancel, reschedule, or adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our recorded purchase commitments are firm, non-cancelable and unconditional. At December 29, 2007, our obligations under firm, non-cancelable and unconditional agreements were approximately $430.5 million; of which, $15.0 million was for commitments related to plant construction and maintenance. $125.5 million of our purchase obligations are due in fiscal 2008.

Product warranties

We offer warranties on our products and record an estimate of the associated liability based on the number of solar modules under warranty at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of our solar modules and our estimated per-module replacement cost.

Product warranty activity during the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was as follows (in thousands):

	2007	2006	2005

Product warranty liability, beginning of period	$2,764	$1,853	$2,425
Accruals for new warranties issued (warranty expense)	4,831	1,675	637
Additional warranty from acquisition	398	—	—
Settlements	(258)	(554)	(170)
Change in estimate of warranty liability	(459)	(210)	(1,039)

Product warranty liability, end of period	$7,276	$2,764	$1,853

Legal matters

We are a party to litigation matters and claims that are normal in the course of our operations. While we believe that the ultimate outcome of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows, the outcome of these matters is not determinable and negative outcomes may adversely affect us.

Sales Agreements

In 2006, we entered into long-term contracts for the purchase and sale of our solar modules with six European project developers and system integrators, and in 2007, we entered into additional long-term contracts for the purchase and sale of our solar modules with six European project developers that also own and operate renewable energy projects (collectively, the “Long Term Supply Contracts”). Under these contracts, we agree to provide each customer with solar modules totaling certain amounts of power generation capability during specified time periods. Our customers are entitled to certain remedies in the event of missed deliveries of the total kilowatt volume. Such delivery commitments are established through a rolling four quarter forecast that defines the specific quantities to be purchased on a quarterly basis and schedules the individual shipments to be made to our customers. In the case of a late delivery, our customers are entitled to a maximum charge of up to 6% of the delinquent revenue. If we do not meet our annual minimum volume shipments or the minimum average watts per module, our customers also have the right to terminate these contracts on a prospective basis.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 15.	Stockholders’ Equity

Preferred stock

We have authorized 30,000,000 shares of undesignated preferred stock, $0.001 par value, none of which was issued and outstanding at December 29, 2007. Our board of directors is authorized to determine the rights, preferences and restrictions on any series of issued preferred stock that we may issue.

Common stock

We have authorized 500,000,000 shares of common stock, $0.001 par value, of which 78,575,211 shares were issued and outstanding at December 29, 2007. Each share of common stock has the right to one vote. We have not declared or paid any dividends through December 29, 2007.

Employee stock options on redeemable shares

During the fiscal years ended December 27, 2003 and December 31, 2005, we issued to certain employees options to purchase a total of 1,872,100 shares of our common stock that had a provision allowing, upon the employees’ deaths, their estates to sell any equity shares obtained as a result of exercising the options back to us at an amount equal to the then current fair value per share. As a result of this provision, we report the vested portion of the intrinsic value of these stock options on our consolidated balance sheets as employee stock options on redeemable shares. These options also allow the employees to sell back to us at fair value any equity shares obtained as a result of exercising the options if the employee becomes disabled or if his employment with us is terminated other than for cause or good reason or upon termination resulting from a change of control (as defined in the award agreement). We terminated these rights during the fiscal year ended December 29, 2007 by modifying the relevant option agreements and we reclassified the vested portion of the intrinsic value of these options to equity during that year.

Equity transactions

During the fiscal year ended December 30, 2006, we received $302.7 million in net proceeds from the issuance of our common stock in an initial public offering, and during the fiscal year ended December 29, 2007, we received $366.0 million in net proceeds from the issuance of our common stock in a follow-on offering. During the fiscal years ended December 30, 2006, and December 31, 2005 we received cash equity contributions of $30.0 million and $16.7 million, respectively, from our then sole owner.

During the year ended December 30, 2006, we received $73.3 million from the issuance of $74.0 million in convertible senior subordinated notes due in 2011, less $0.7 million of issuance costs that we deferred. Later during the same year, we extinguished these notes by payment of 4,261,457 shares of our common stock to the note holder. This extinguishment took place under the terms of a negotiated extinguishment agreement and not under the conversion terms of the original note purchase agreement; however, the settlement terms of the negotiated extinguishment agreement were, in substance, similar to, but not identical to, the terms of the original note purchase agreement. As a result of the extinguishment, we recorded a $74.0 million increase in our stockholders’ equity and a loss of less than $0.1 million on the extinguishment of the notes, which we recorded in other income (expense), net in our consolidated statements of operations.

Note 16.	Share-based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as an expense over the grant recipients’ requisite service periods, in accordance with SFAS 123(R). The

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

share-based compensation expense that we recognized on our statements of operations for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was as follows (in thousands):

	2007	2006	2005

Share-based compensation expense included in:
Cost of sales	$9,524	$4,160	$822
Research and development	4,719	2,348	639
Selling, general and administrative	23,393	5,251	3,425
Production start-up	1,430	138	—

Total share-based compensation expense	$39,066	$11,897	$4,886

The following table presents our share-based compensation expense by type of award for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 (in thousands):

	2007	2006	2005

Stock options	$25,153	$11,622	$5,256
Restricted stock units	13,977	—	—
Unrestricted stock	297	115	—
Net amount absorbed into inventory	(361)	160	(370)

Total share-based compensation expense	$39,066	$11,897	$4,886

The increase in our share-based compensation expense was primarily the result of new awards and increasing fair-values of our new awards resulting from the increase in our stock price.

Share-based compensation cost capitalized in our inventory was $0.6 million, $0.2 million, and $0.4 million at December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

During the first quarter of the year ended December 31, 2005, we adopted SFAS 123(R) using the modified retrospective method, which involved adjusting our prior consolidated financial statements for the amounts previously reported in our pro forma disclosures under SFAS 123. The adoption of SFAS 123(R) did not have any effect on our cash flows from operating or financing activities and, since we were not a taxable entity at the time and had not had any exercises of options, did not have any effect on our income taxes.

The share-based compensation expense that we recognize in our results of operations is based on the number of awards expected to ultimately vest, so the actual award amounts have been reduced for estimated forfeitures. SFAS 123(R) requires us to estimate the number of awards that we expect to vest at the time the awards are granted and revise those estimates, if necessary, in subsequent periods. We estimate the number of awards that we expect to vest based on our historical experience with forfeitures of our awards, giving consideration to whether future forfeiture behavior might be expected to differ from past behavior. The adoption of SFAS 123(R) required us to change the way we account for forfeitures of employee stock awards; in accordance with the provisions of SFAS 123(R), we presented the $0.1 million impact of this change as a cumulative effect of a change in accounting principle on our statements of operations for the year ended December 31, 2005.

We recognize compensation cost for awards with graded vesting schedules on a straight-line basis over the requisite service periods for each separately vesting portion of the awards as if each award was, in substance, multiple awards.

At December 29, 2007, we had $13.3 million of unrecognized share-based compensation cost related to unvested stock option awards, which we expect to recognize as an expense over a weighted-average period of two years, and $80.2 million of unrecognized share-based compensation cost related to unvested restricted stock units, which we expect to recognize as an expense over a weighted-average period of two years. On April 30, 2007, we

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

modified 474,374 of our share options to change their vesting dates from August 31, 2008 to August 31, 2007 and 1,171,060 of our share options to change their vesting dates from August 31, 2008 to January 15, 2008. These modifications did not affect the fair value of these share options that we use to calculate our share-based compensation expense, but the modifications did shorten the requisite service period over which we recognize that compensation expense and may also increase the number of these share options that will ultimately vest. The preceding information about unrecognized share-based compensation and the weighted-average period over which we expect to recognize it considers the effect of this modification.

During the year ended December 29, 2007, we recognized an income tax benefit in our statement of operations of $13.8 million for share-based compensation costs incurred during that year and an income tax benefit of $6.7 million related to share-based compensation costs incurred during prior years as a result of reversing the valuation allowance on our deferred tax assets. We did not recognize any income tax benefit for share-based compensation during the year ended December 30, 2006 due to the valuation allowance on our deferred tax assets, and we did not recognize any income tax benefit for share-based compensation during the year ended December 31, 2005 because we were not organized as an entity subject to income tax during that year. The actual tax benefits we realize on our tax returns for share-based compensation awards differs from the income tax benefits recognized in our statement of operations because income tax realized on our tax returns is computed in accordance with tax laws and regulations, which differ from accounting principles generally recognized in the United States of America. During the year ended December 29, 2007, we realized income tax benefits of $36.5 million from our share-based compensation plans.

Share-based Compensation Plans

During 2003, we adopted our 2003 Unit Option Plan (the “2003 Plan”). In connection with our February 2006 conversion from a limited liability company to a corporation, we converted each outstanding option to purchase one limited liability membership unit under the 2003 Plan into an option to purchase one share of our common stock, in each case at the same exercise price and subject to the other terms and conditions of the outstanding option. Under the 2003 Plan, we may grant non-qualified options to purchase common shares of First Solar, Inc. to associates (our term for employees) of First Solar, Inc. (including any of its subsidiaries) and non-employee individuals and entities that provide services to First Solar, Inc. or any of its subsidiaries. The 2003 Plan is administered by a committee appointed by our board of directors, which is authorized to, among other things, determine who will receive grants and determine the exercise price and vesting schedule of the options. The maximum number of new shares of our common stock that may be delivered by awards granted under the 2003 Plan is 6,847,060, and the shares underlying forfeited, expired, terminated, or cancelled awards become available for new award grants. Our board of directors may amend, modify, or terminate the 2003 Plan without the approval of our stockholders. We may not grant awards under the 2003 Plan after 2013, which is the tenth anniversary of the plan’s approval by our stockholders. At December 29, 2007, 1,908,415 shares were available for grant under the 2003 Plan. All shares available for grant under the 2003 Plan, all options outstanding under the plan and all shares outstanding from the exercise of options under the plan have been adjusted to give effect to the 4.85 to 1 stock split of our common shares during 2006.

During 2006, we adopted our 2006 Omnibus Incentive Compensation Plan (the “2006 Plan”). Under the 2006 Plan, directors, associates and consultants of First Solar, Inc. (including any of its subsidiaries) are eligible to participate. The 2006 Plan is administered by the compensation committee of our board of directors (or any other committee designated by our board of directors), which is authorized to, among other things, determine who will receive grants and determine the exercise price and vesting schedule of the awards made under the plan. The 2006 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, performance units, cash incentive awards and other equity-based and equity-related awards. The maximum number of new shares of our common stock that may be delivered by awards granted under the 2006 Plan is 5,820,000, of which the maximum number that may be delivered by incentive stock options is 5,820,000 and the maximum number that may be delivered as restricted stock awards is 2,910,000. Also, the shares underlying forfeited, expired, terminated, or cancelled awards become available for new award grants. Our board of directors

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

may amend, modify, or terminate the 2006 Plan without the approval of our stockholders, except stockholder approval is required for amendments that would increase the maximum number of shares of our common stock available for awards under the plan, increase the maximum number of shares of our common stock that may be delivered by incentive stock options or modify the requirements for participation in the 2006 Plan. We may not grant awards under the 2006 Plan after 2016, which is the tenth anniversary of the plan’s approval by our stockholders. At December 29, 2007, 3,857,030 shares were available for grant under the 2006 Plan.

Stock Options

Following is a summary of our stock options as of December 29, 2007 and changes during the year then ended:

	Number of	Weighted Average		Aggregate
	Shares Under	Exercise	Remaining	Intrinsic
	Option	Price	Contractual Term	Value

Options outstanding at December 30, 2006	6,529,476	$7.18
Options granted	194,280	$56.07
Options exercised	(2,047,854)	$4.97		$230,217,000
Options forfeited or expired	(251,464)	$14.68

Options outstanding at December 29, 2007	4,424,438	$9.92	5.13	$1,133,184,000

Options vested and exercisable at December 29, 2007	901,187	$2.92	6.15	$237,115,000

Following is a summary of our stock options as of December 30, 2006 and changes during the year then ended:

		Weighted Average		Aggregate
	Number of Shares	Exercise	Remaining	Intrinsic
	Under Option	Price	Contractual Term	Value

Options outstanding at December 31, 2005	5,272,605	$3.11
Options granted	1,543,559	$20.37
Options exercised	(48,500)	$2.06		$740,000
Options forfeited or expired	(238,188)	$3.78

Options outstanding at December 30, 2006	6,529,476	$7.18	6.92	$147,972,000

Options vested and exercisable at December 30, 2006	1,925,037	$2.57	7.28	$52,501,000

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Following is a summary of our stock options as of December 31, 2005 and changes during the year then ended:

	Number of	Weighted Average		Aggregate
	Shares Under	Exercise	Remaining	Intrinsic
	Option	Price	Contractual Term	Value

Options outstanding at December 25, 2004	2,946,249	$2.06
Options granted	2,761,333	$4.34
Options exercised	—	—		$—
Options forfeited or expired	(434,977)	$3.74

Options outstanding at December 31, 2005	5,272,605	$3.11	7.97	$74,901,000

Options vested and exercisable at December 31, 2005	1,543,270	$2.29	8.36	$23,187,000

Stock options granted under the 2003 Plan and 2006 Plan have varying vesting provisions. Some cliff-vest, some vest ratably following the grant date, some vest at different rates during different portions of their vesting periods and some vested on the date of grant. The total fair value of stock options vesting during the years ended December 29, 2007, December 30, 2006 and December 31, 2005 were $5.4 million, $1.4 million, and $2.7 million, respectively. During the years ended December 29, 2007 and December 30, 2006, we received net cash proceeds of $10.2 million and $0.1 million, respectively, from the exercise of employee options on our stock. During the year ended December 31, 2005, there were no exercises of our stock options.

Our stock options expire seven to ten years from their grant date. The following table presents exercise price and remaining life information about options outstanding at December 29, 2007:

	Options Outstanding
			Weighted Average
		Weighted	Remaining	Options Exercisable
	Number of	Average	Contractual Term	Number of	Weighted Average
Exercise Price Range	Shares	Exercise Price	(Years)	Shares	Exercise Price

$2.06	1,146,830	$2.06	4.42	788,343	$2.06
$4.33	1,827,496	$4.33	1.37	—	—
$4.54	178,750	$4.54	7.97	81,750	$4.54
$20.00	1,022,590	$20.00	5.88	28,928	$20.00
$27.78 — $32.81	78,672	$28.63	6.00	2,166	$28.59
$54.50 — $55.56	157,600	$54.55	6.24	—	—
$128.28	12,500	$120.28	6.59	—	—

$2.06 — $120.28	4,424,438	$9.92	5.13	901,187	$2.92

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

We estimated the fair value of each stock option awarded on its grant date using the Black-Scholes-Merton closed-form option valuation formula, using the assumptions documented in the following table for the years ended December 29, 2007, December 30, 2006 and December 31, 2005:

	2007	2006	2005

Price of our stock on grant date	$32.81 - $120.28	$20.00 - $28.59	$4.54 - $17.32
Stock option exercise price	$32.81 - $120.28	$20.00 - $28.59	$2.06 - $4.54
Expected life of option	3.9 - 6.0 years	3.5 - 6.0 years	5.0 - 7.5 years
Expected volatility of our stock	70% - 75%	75%	80%
Risk-free interest rate	4.43% - 4.78%	4.57% - 4.65%	3.97% - 4.41%
Expected dividend yield of our stock	0.00%	0.00%	0.00%

The weighted-average estimated grant-date fair value of the stock options that we granted during the years ended December 29, 2007, December 30, 2006 and December 31, 2005 were $34.93, $12.66 and $14.74, respectively.

We estimated the expected life, which represents our best estimate of the period of time from the grant date that we expect the stock options to remain outstanding, of all of our stock options for all periods presented using the simplified method specified in Staff Accounting Bulletin (SAB) 107, as amended by SAB 110. Under this method, we estimate the expected life of our stock options as the mid-point between their time to vest and their contractual terms. We applied the simplified method because we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited period of time our equity shares have been publicly traded and the limited number of our options which have so far vested and become eligible for exercise.

Because our stock is newly publicly traded, we do not have a meaningful observable share-price volatility; therefore, we based our estimate of the expected volatility of our future stock price on that of similar publicly-traded companies, and we expect to continue to estimate our expected stock price volatility in this manner until such time as we might have adequate historical data to refer to from our own traded share prices. We used U.S. Treasury rates in effect at the time of the grants for the risk-free rates.

Restricted Stock Units

We began issuing restricted stock units in the second quarter of 2007. Shares are issued on the date the restricted stock units vest. The majority of shares issued are net of the statutory withholding requirements which we will pay on behalf of our associates. As a result, the actual number of shares issued will be less than the number of restricted stock units granted. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights, and the shares underlying the restricted stock units are not considered issued and outstanding.

Following is a summary of our restricted stock units as of December 29, 2007 and changes during the year then ended:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value

Restricted stock units outstanding at December 30, 2006	—	$—
Restricted stock units granted	376,058	$108.79
Restricted stock units vesting	(72,202)	$120.28
Restricted stock units forfeited or expired	(2,268)	$79.11

Restricted stock units outstanding at December 29, 2007	301,588	$109.79

We estimate the fair value of our restricted stock unit awards as our stock price on the grant date.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Stock Awards

During the years ended December 29, 2007 and December 30, 2006, respectively, we awarded 4,845 and 2,188 fully vested, unrestricted shares of our common to the independent members of our board of directors under the 2006 Plan. We recognized $0.3 million and $0.1 million, respectively, of share-based compensation expense for these awards during those years. We did not make any awards of fully vested, unrestricted shares of our common stock during the year ended December 31, 2005.

Note 17.	Benefit Plans

We offer a 401(k) retirement savings plan into which all of our United States associates (our term for employees) can voluntarily contribute a portion of their annual salaries and wages, subject to legally prescribed dollar limits. Our contributions to our associates’ plan accounts are made at the discretion of our board of directors and are based on a percentage of the participating associates’ contributions. In addition, our 401(k) plan required a four year vesting period on employer contributions (vesting period in 2008 was changed to one year). During 2007, we matched half of the first 4% (we increased the match to half of the first 8% in 2008) of their compensation that our associates contributed to the 401(k) Plan. Our contributions to the plans totaled $0.6 million, $0.3 million and $0.2 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. None of these benefit plans offered participants an option to invest in our common stock.

Note 18.	Income Taxes

Our 2007 annual income tax benefit was $2.4 million. Our 2006 annual income tax expense was $5.2 million. In 2005, First Solar operated as a limited liability company (LLC) and, accordingly was not subject to U.S. federal and state taxes. Instead our income was directly taxed by our owners. However, certain of non-U.S. subsidiaries were subject to income taxes in their jurisdictions. On February 22, 2006, First Solar converted to a “C” corporation form of organization.

The U.S. and non-U.S. components of our income (loss) before income taxes were as follows during the years ended December 29, 2007, December 30, 2006 and December 31, 2005 (in thousands):

	2007	2006	2005

U.S. income (loss)	$72,976	$10,314	$(4,604)
Non-U.S. income (loss)	82,986	(1,134)	(1,947)

Income (loss) before income taxes	$155,962	$9,180	$(6,551)

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The components of our income tax benefit (expense) were as follows during the years ended December 29, 2007, December 30, 2006, and December 31 2005 (in thousands):

	2007	2006	2005

Current expense:
Federal	$(25,163)	$(4,401)	$—
State	(828)	(453)	—
Foreign	(27,498)	(352)	—

	$(53,489)	$(5,206)	$—

Deferred expense:
Federal	$49,888	—	$—
State	148	—	—
Foreign	5,845	—	—

	$55,881	$—	$—

Total income tax benefit (expense)	$2,392	$(5,206)	$—

During the year ended December 29, 2007, we realized income tax benefits of $26.6 million that are not included in the current expense element of our income tax expense presented in our statement of operations because we recorded these benefits directly to additional paid-in capital, as required by SFAS 123(R). As a result of our status as a limited liability company and as a result of our net operating losses and a valuation allowance on all of our net deferred tax assets in those jurisdictions in which we did operate under a form of organization subject to income taxes, we did not record any income tax expense or benefit during the years ended December 31, 2005 and did not record a deferred tax expense or benefit during the year ended December 30, 2006.

We have not provided for U.S. income and foreign withholding taxes on undistributed earnings from non-U.S. subsidiaries indefinitely invested outside the United States as of December 29, 2007. The total amount of these undistributed earnings at December 29, 2007 amounted to approximately $58.2 million. Should we repatriate foreign earnings, we would have to adjust the income tax provision in the period management determined the company would repatriate earnings.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Our income tax results differed from the amount computed by applying the U.S. statutory federal income tax rate of 35% to our income or losses before income taxes for the following reasons during the years ended December 29, 2007, December 30, 2006 and December 31, 2005 (in thousands):

	2007	2006	2005

Computed income tax benefit (expense)	$(54,587)	$(3,213)	$2,293
Economic development funding benefit	3,122	8,873	—
Permanent differences	(1,398)	(407)	—
Income (loss) not subject to income taxes	—	(326)	(1,611)
Effect of state taxes	(778)	(244)	—
Effect of foreign tax rates	(4,216)	53	91
Tax credits	1,503	—	—
Tax exempt interest income	3,373	—	—
Foreign currency fluctuation	1,865	—	—
Other	(786)	235	(81)
Valuation allowance	54,294	(10,177)	(692)

Reported income tax benefit (expense)	$2,392	$(5,206)	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities calculated for financial reporting purposes and the amounts calculated for preparing our income tax returns in accordance with tax regulations and of the net tax effects of operating loss and tax credit carryforwards. The items that gave rise to our deferred taxes at December 29, 2007 and December 31, 2006 were as follows (in thousands):

	2007	2006

Deferred tax assets:
Goodwill	$35,605	$40,547
Economic development funding	8,143	8,873
Share-based compensation	13,972	4,368
Accrued expenses	5,148	2,510
Net operating losses	1,371	2,433
Inventory	822	273
Other	845	230

Deferred tax assets, gross	65,906	59,234
Valuation allowance	(596)	(54,890)

Deferred tax assets, net of valuation allowance	65,310	4,344
Deferred tax liabilities:
Capitalized interest	(1,993)	(604)
Property, plant and equipment	(7,616)	(3,740)

Deferred tax liabilities	(9,609)	(4,344)

Net deferred tax assets and liabilities	$55,701	$—

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The net deferred tax assets and liabilities have been reported in the consolidated balance sheets at December 29, 2007 and December 30, 2006 as follows (in thousands):

	2007	2006

Current deferred tax asset	$3,890	$—
Noncurrent deferred tax asset	61,420	—
Noncurrent deferred tax liability	(9,609)	—

Net noncurrent deferred tax	51,811	—

Net deferred tax assets and liabilities	$55,701	$—

The ultimate realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions during the future periods in which the related temporary differences become deductible. We determined the valuation allowance on our deferred tax assets in accordance with the provisions of SFAS 109, which require us to weigh both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. We evaluated all significant available positive and negative evidence, including the existence of cumulative net losses, benefits that could be realized from available tax strategies and forecasts of future taxable income, in determining the need for a valuation allowance on our deferred tax assets. After applying the evaluation guidance of SFAS 109 during 2007, we determined that it was necessary to reverse the valuation allowance against all of our U.S. and German net deferred tax assets. We have established a valuation allowance against our Malaysia net deferred tax asset until sufficient positive evidence may exist to support its reversal in accordance with SFAS 109.

Activity in our valuation allowance on our deferred tax assets was as follows during the years ended December 29, 2007 and December 30, 2006 (in thousands):

	2007	2006

Valuation allowance, beginning of year	$54,890	$1,865
Change in form of corporate organization	—	42,848
Additions	596	10,177
Reversals	(54,890)	—

Valuation allowance, end of year	$596	$54,890

Upon our change in form of corporate organization on February 22, 2006, we recognized $46.2 million of net deferred tax assets, and we placed a valuation allowance in that entire amount. We reversed $54.9 million during the year ended December 29, 2007.

As a result of SFAS 123R, our deferred tax assets at December 29, 2007 do not include $46.2 million of excess tax benefits from employee stock option exercises that are a component of our net operating loss carryovers. Equity will be increased by $46.2 million if and when such excess tax benefits are ultimately realized.

At December 29, 2007 we had U.S. federal and state net operating loss carryforwards of approximately $131.3 million and $55.3 million, respectively. If unutilized, the federal net operating loss will expire in 2027 and the state net operating loss will expire in the following manner: $43.4 million in 2008 and approximately $11.9 million in 2012. At December 29, 2007 we had Malaysia net operating loss carryforwards of approximately $5.3 million. The Malaysia net operating losses have no expiration date. At December 29, 2007 we had U.S. federal research and developmental credit carryovers of $0.9 million available to reduce future income tax liabilities. If unutilized, the research and development credits will expire in 2027.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Our income tax returns for the 2003 to 2006 tax years are currently under examination by the German Taxing Authorities. We do not expect that the results of this examination will have a material effect on our financial condition or results of operations.

Upon our adoption of FIN 48 at the beginning of our fiscal 2007, we identified $0.5 million of unrecognized tax benefits from prior years that, if recognized, would affect our effective tax rate. A liability of $0.1 million related to uncertain tax positions was recorded by a cumulative effect adjustment to equity. The remaining $0.4 million was recorded during the year upon utilization of certain tax attributes that were offset by valuation allowances upon adoption. The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

December 29,
2007

Unrecognized tax benefits, beginning of period	$56
Increases related to prior year tax positions	413
Increases related to current tax positions	1,996

Unrecognized tax benefits, end of period	$2,465

Included in the unrecognized tax benefits of $2.5 million at December 29, 2007 was $0.8 million of tax benefits that, if recognized, would reduce our annual effective tax rate. Our policy is to recognize any interest and penalties that we might incur related to our tax positions in income tax expense. We accrued potential penalties and interest of $3,100 related to these unrecognized tax benefits during 2007, and in total, as of December 29, 2007. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In significant foreign jurisdictions, the 2003 through 2007 tax years generally remain subject to examination by their respective tax authorities.

Pro forma information

On February 22, 2006, we changed our status from a limited liability company and were thereafter subject to corporate federal and state income taxes as a subchapter “C” corporation. Because we had been a limited liability company, we had not reflected deferred taxes in our consolidated financial statements, except for deferred tax assets at certain non-U.S. subsidiaries that were subject to local income tax requirements and upon which we recorded full valuation allowances. Our consolidated statements of operations for the years ended December 30, 2006 and December 31, 2005 do not include a pro forma presentation calculated in accordance with SFAS 109 for income taxes that would have been recorded had we been a subchapter “C” corporation because we would have provided a full valuation allowance on all of our net deferred tax assets and therefore would not have recorded a tax provision during the periods prior to our becoming a subchapter “C” corporation.

Note 19.	Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including stock options.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The calculation of basic and diluted income (loss) per share for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 is as follows (in thousands, except per share amounts):

	2007	2006	2005

Basic net income (loss) per share
Numerator:
Income (loss) before cumulative effect of changes in accounting principle	$158,354	$3,974	$(6,551)
Cumulative effect of change in accounting principle	—	—	89

Net income (loss)	$158,354	$3,974	$(6,462)

Denominator:
Weighted-average common stock outstanding	74,701	55,651	44,244
Effect of rights issue	—	659	4,602

Weighted-average shares used in computing basic net income (loss) per share	74,701	56,310	48,846

Diluted net income (loss) per share
Denominator:
Weighted-average shares used in computing basic net income per share	74,701	56,310	48,846
Add dilutive effect of stock options and restricted stock units	3,270	1,945	—

Weighted-average shares used in computing diluted net income (loss) per share	77,971	58,255	48,846

	2007	2006	2005

Per share information — basic:
Income (loss) per share before cumulative effect of change in accounting principle	$2.12	$0.07	$(0.13)
Cumulative effect of change in accounting principle	—	—	0.00

Income (loss) per share	$2.12	$0.07	$(0.13)

Per share information — diluted:
Income (loss) per share before cumulative effect of change in accounting principle	$2.03	$0.07	$(0.13)
Cumulative effect of change in accounting principle	—	—	0.00

Income (loss) per share	$2.03	$0.07	$(0.13)

The following outstanding options were excluded from the computation of diluted net income (loss) per share as they had an antidilutive effect (in thousands):

	2007	2006	2005

Options to purchase common stock	2,632	3,363	3,522

Note 20.	Comprehensive Income (Loss)

Comprehensive income (loss), which includes foreign currency translation adjustments, unrealized gains on derivate instruments designated and qualifying as cash flow hedges and unrealized losses on available-for-sale

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

securities, the impact of which has been excluded from net income (loss) and reflected as components of stockholders’ equity, is as follows (in thousands):

	2007	2006	2005

Net income (loss)	$158,354	$3,974	$(6,462)
Foreign currency translation adjustments	5,116	803	385
Change in unrealized gain on marketable securities, net of tax of $(15) for 2007	28	—	—
Change in unrealized (loss) gain on derivative instruments, net of tax of $1,009 for 2007	(1,648)	20	—

Comprehensive income (loss)	$161,850	$4,797	$(6,077)

Components of accumulated other comprehensive income were as follows (in thousands):

	2007	2006

Foreign currency translation adjustments	$6,118	$1,002
Unrealized gain on marketable securities, net of tax of $(15) for 2007	28	—
Unrealized (loss) gain on derivative instruments, net of tax of $1,009 for 2007	(1,628)	20

Accumulated other comprehensive income	$4,518	$1,022

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 21.	Statement of Cash Flows

Following is a reconciliation of net income (loss) to net cash provided by (used) in operating activities for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 (in thousands):

	2007	2006	2005

Net income (loss)	$158,354	$3,974	$(6,462)
Adjustment to reconcile net income/loss, to cash provided by (used in) operating activities:
Depreciation and amortization	24,481	10,210	3,376
Share-based compensation	38,965	11,897	4,797
Deferred income taxes	(55,881)	—	—
Excess tax benefits from share-based compensation arrangements	(30,196)	(45)	—
Loss on disposal of property and equipment	321	314	—
Non-cash interest	—	394	90
Non-cash loss	—	45	27
Provision for excess and obsolete inventories	34	11	(31)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	10,975	(28,149)	3,295
Inventories	(19,832)	(9,753)	(2,830)
Deferred project costs	2,333	—	—
Prepaid expenses and other current assets	(7,359)	(6,689)	(1,074)
Costs and estimated earnings in excess of billings	28	—	—
Other noncurrent assets	(4,179)	142	—
Billings in excess of costs and estimated earnings	(1,992)	—	—
Accounts payable and accrued expenses	89,899	17,073	3,852

Total adjustments	47,597	(4,550)	11,502

Net cash provided by (used in) operating activities	$205,951	$(576)	$5,040

Note 22.	Segment and Geographical Information

SFAS 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the manner in which companies report in their financial statements information about operating segments, products, services, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the enterprise for making operating decisions and assessing financial performance. We operate in one industry segment, which entails the design, manufacture and sale of solar electric power products.

On November 30, 2007 we acquired 100% of the outstanding membership units of Turner Renewable Energy, LLC. First Solar Electric, LLC is a wholly owned subsidiary whose total assets and total revenues represent approximately three percent and one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2007.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table presents net sales for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 by geographic region, which is based on the destination of the shipments (in thousands):

	2007	2006	2005

Germany	$457,332	$128,239	$47,867
All other geographic regions	46,644	6,735	196

Net sales	$503,976	$134,974	$48,063

The following table presents long-lived assets, excluding financial instruments, deferred tax assets and intangible assets, at December 29, 2007 and December 30, 2006 by geographic region, based on the physical location of the assets (in thousands):

	2007	2006

United States	$101,335	$98,559
Germany	96,470	80,309
Malaysia	232,299	—

Long-lived assets	$430,104	$178,868

Note 23.	Concentrations of Credit and Other Risks

Customer concentration.  The following customers each comprised 10% or more of our total net sales during the years ended December 29, 2007, December 30, 2006 and December 31, 2005 (dollars in thousands):

	2007		2006			2005
	Net Sales	% of Total	Net Sales		% of Total	Net Sales		% of Total

Customer #1	$74,465	14.8%		$23,023	17.1%		$21,698	45.1%
Customer #2	$51,989	10.3%		$21,568	16.0%		$5,520	11.5%
Customer #3	$76,669	15.2%		$25,882	19.2%		$5,483	11.4%
Customer #4	$113,664	22.6%		$25,054	18.6%		$5,065	10.5%
Customer #5	$68,492	13.6%		$22,353	16.6%		$5,065	10.5%
Customer #6	$65,352	13.0%	$	*	* %	$	*	* %

*	Net sales to this customer were less than 10% of our total net sales during this period.

During 2006, we entered into five-year supply agreements, with an option for a sixth year, with six customers who develop solar energy investment projects in Germany, and in 2007, we entered into additional long-term contracts for the purchase and sale of our solar modules with six European project developers that also own and operate renewable energy projects. Under these agreements, we agreed to supply the customers with modules with specified total power ratings at specified prices through the term of the contract, along with other terms and conditions.

Credit risk.  Financial instruments that potentially subject us to concentrations of credit risk are primarily cash, cash equivalents, investments and trade accounts receivable. We place cash, cash equivalents and investments with high-credit quality institutions and limit the amount of credit risk from any one issuer. As previously noted, our sales are primarily concentrated among six customers. We monitor the financial condition of our customers and perform credit evaluations whenever deemed necessary. In addition, during the fourth quarter of 2006, we received letters of credit from five of our customers securing accounts receivable as required by our long-term customer contracts. Further, effective 2007 our customer payment terms have been reduced to 10 days. We have generally not required collateral for our sales on account.

FIRST SOLAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Geographic risk.  Our solar modules are presently primarily made for incorporation by our customers into electricity generation projects concentrated in a single geographic region, Germany. This concentration of our sales in one geographic region exposes us to local economic risks and local risks from natural or man-made disasters.

Production.  Our products include components that are available from a limited number of suppliers or sources. Shortages of essential components could occur due to interruptions of supply or increases in demand and could impair our ability to meet demand for our products. Our modules are presently produced in facilities in Perrysburg, Ohio and Frankfurt/Oder, Germany. Damage to or disruption of facilities could interrupt our business and impair our ability to generate sales.

International operations.  We derive substantially all of our revenue from sales outside our country of domicile, the United States. Therefore, our financial performance could be affected by events such as changes in foreign currency exchange rates, trade protection measures, long accounts receivable collection patterns and changes in regional or worldwide economic or political conditions.

Note 24.	Subsequent Events

On October 18, 2007, we signed a lease for 31,000 square feet of corporate office space in Tempe, Arizona, and on January 22, 2008, we amended the lease to add an additional 8,000 square feet of office space. The lease will commence at the earliest on or about March 1, 2008 and will expire after 7 years and 4 months, subject to an option to extend the term for another 5 years. Our total minimum rental obligation over the initial term of the lease is approximately $10.2 million and we will account for this lease as an operating lease.

In January 2008, we purchased 130,680 square feet of land adjacent to our existing plant in Perrysburg, Ohio for a price of approximately $180,000.

In January 2008, we received €23.4 or $34.4 million of Investitionzulagen we had accrued as of December 29, 2007. Under the German Investment Grant Act of 2005 (“Investitionszulagen”) we were eligible to recover qualified expenditures related to the construction of our plant in Frankfurt/Oder, Germany (see note 6).

In February 2008, we repaid the full amount of our outstanding bridge loan with IKB Deutsche Industriebank AG. The amount repaid including interest was €16.8 million (see note 13).

INDEX TO EXHIBITS

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K:

			Incorporated by Reference
Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

3.1		Amended and Restated Certificate of Incorporation of First Solar Inc.	S-1/A	333-135574	9/18/06	3.1
3.2		By-Laws of First Solar Inc.	S-1/A	333-135574	11/16/06	3.1
4.1		Loan Agreement dated December 1, 2003, among First Solar US Manufacturing, LLC, First Solar Property, LLC and the Director of Development of the State of Ohio.	S-1/A	333-135574	9/18/06	4.2
4.2		Loan Agreement dated July 1, 2005, among First Solar US Manufacturing, LLC, First Solar Property, LLC and Director of Development of the State of Ohio.	S-1/A	333-135574	9/18/06	4.3
4.3		Facility Agreement dated July 27, 2006, between First Solar Manufacturing GmbH, subject to the joint and several liability of First Solar Holdings GmbH and First Solar GmbH and IKB Deutsche Industriebank AG.	S-1/A	333-135574	9/18/06	4.11
4.4		Addendum No. 1 to Facility Agreement dated July 27, 2006, between First Solar Manufacturing GmbH, subject to the joint and several liability of First Solar Holdings GmbH and First Solar GmbH and IKB Deutsche Industriebank AG.	S-1/A	333-135574	9/18/06	4.12
4.5		Waiver Letter dated June 5, 2006, from the Director of Development of the State of Ohio.	S-1/A	333-135574	10/10/06	4.16
10	.1†	Framework Agreement on the Sale and Purchase of Solar Modules dated April 10, 2006, between First Solar GmbH and Blitzstrom GmbH.	S-1/A	333-135574	11/8/06	10.1
10	.2†	Amendment to the Framework Agreement dated April 10, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Blitzstrom GmbH.	10-K	001-33156	3/16/07	10.02
10	.3†	Framework Agreement on the Sale and Purchase of Solar Modules dated April 11, 2006, between First Solar GmbH and Conergy AG.	S-1/A	333-135574	11/8/06	10.2
10	.4†	Amendment to the Framework Agreement dated April 11, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Conergy AG.	10-K	001-33156	3/16/07	10.04
10	.5†	Framework Agreement on the Sale and Purchase of Solar Modules dated April 5, 2006, between First Solar GmbH and Gehrlicher Umweltschonende Energiesysteme GmbH.	S-1/A	333-135574	11/8/06	10.3
10	.6†	Amendment to the Framework Agreement dated April 5, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Gehrlicher Umweltschonende Energiesysteme GmbH.	10-K	001-33156	3/16/07	10.06

			Incorporated by Reference
Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

10	.7†	Framework Agreement on the Sale and Purchase of Solar Modules dated April 9, 2006, among First Solar GmbH, Juwi Holding AG, JuWi Handels Verwaltungs GmbH & Co. KG and juwi solar GmbH.	S-1/A	333-135574	11/8/06	10.4
10	.8†	Amendment to the Framework Agreement dated April 9, 2006 on the Sale and Purchase of Solar Modules among First Solar GmbH, Juwi Holding AG, JuWi Handels Verwaltungs GmbH & Co. KG and juwi solar GmbH.	10-K	001-33156	3/16/07	10.08
10	.9†	Framework Agreement on the Sale and Purchase of Solar Modules dated March 30, 2006, between First Solar GmbH and Phönix Sonnenstrom AG.	S-1/A	333-135574	11/8/06	10.5
10	.10†	Amendment to the Framework Agreement dated March 30, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Phönix Sonnenstrom AG.	10-K	001-33156	3/16/07	10.10
10	.11†	Framework Agreement on the Sale and Purchase of Solar Modules dated April 7, 2006, between First Solar GmbH and Colexon Energy AG.	S-1/A	333-135574	11/8/06	10.6
10	.12†	Amendment to the Framework Agreement dated April 7, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Colexon Energy AG.	10-K	001-33156	3/16/07	10.12
10.13		Guarantee Agreement between Michael J. Ahearn and IKB Deutsche Industriebank AG.	S-1/A	333-135574	9/18/06	10.7
10.14		Grant Decision dated July 26, 2006, between First Solar Manufacturing GmbH and InvestitionsBank des Landes Brandenburg.	S-1/A	333-135574	10/10/06	10.9
10.15		2003 Unit Option Plan.	S-1/A	333-135574	9/18/06	4.14
10.16		Form of 2003 Unit Option Plan Agreement.	S-1/A	333-135574	9/18/06	4.15
10.17		2006 Omnibus Incentive Compensation Plan.	S-1/A	333-135574	10/25/06	10.10
10.18		Amended and Restated Employment Agreement dated October 31, 2006, between First Solar Inc. and Michael J. Ahearn.	S-1/A	333-135574	11/2/06	10.22
10.19		Amended and Restated Employment Agreement dated May 3, 2007, between First Solar Inc. and George A. (“Chip”) Hambro.	10-Q	001-33156	5/8/07	10.01
10.20		Amended and Restated Employment Agreement dated October 31, 2006, between First Solar, Inc. and I. Paul Kacir.	S-1/A	333-135574	11/2/06	10.21
10.21		Employment Agreement dated October 31, 2006, between First Solar, Inc. and Jens Meyerhoff.	S-1/A	333-135574	11/2/06	10.20
10.22		Employment Agreement dated March 12, 2007 between First Solar, Inc. and Bruce Sohn.	10-K	001-33156	3/16/07	10.24
10.23		Form of Change in Control Severance Agreement.	S-1/A	333-135574	10/25/06	10.15
10.24		Guaranty dated February 5, 2003.	S-1/A	333-135574	10/25/06	10.16
10.25		Form of Director and Officer Indemnification Agreement.	S-1/A	333-135574	10/25/06	10.17

Incorporated by Reference
Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.26		Collection and Recycling Indemnification Policy.	S-1/A	333-135574	10/25/06	10.18
10.27		Amended and Restated Employment Agreement dated August 27, 2007, between First Solar, Inc. and Kenneth M. Schultz.	10-Q	001-33156	11/7/07	10.1
10.28		Employment Agreement dated December 17, 2007 between First Solar, Inc. and John T. Gaffney.	—	—	—	—	X
14.1		Code of Ethics	10-K	001-33156	3/16/07	14
21.1		List of Subsidiaries of First Solar, Inc.					X
23.1		Consent of Independent Registered Public Accounting Firm.	—	—	—	—	X
24.1		Powers of Attorney (included on signature page)	—	—	—	—	X
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended	—	—	—	—	X
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended	—	—	—	—	X
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	—	—	—	—	X

†	Confidential treatment has been requested and granted for portions of this exhibit.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(b) Financial Statement Schedule: