Form 10-Q
period 2008-03-29
FIRST SOLAR, INC.
filed 2008-05-02
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33156
First Solar, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4623678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
350 West Washington Street, Suite 600
Tempe, Arizona 85281
(Address of principal executive offices, including zip code)
(602) 414-9300
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     As of April 25, 2008 there were 79,751,626 shares of the registrant’s common stock, par value $0.001, outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2008

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007
Net sales	$196,915	$66,949
Cost of sales	92,591	36,907

Gross profit	104,324	30,042

Operating expenses:
Research and development	4,760	3,058
Selling, general and administrative	28,671	13,690
Production start-up	12,761	8,474

Total operating expenses	46,192	25,222

Operating income	58,132	4,820
Foreign currency gain (loss)	774	(270)
Interest income	6,685	4,127
Interest expense, net	(4)	(201)
Other expense	(378)	(167)

Income before income taxes	65,209	8,309
Income tax expense	18,590	3,281

Net income	$46,619	$5,028

Net income per share:
Basic	$0.59	$0.07

Diluted	$0.57	$0.07

Weighted-average number of shares used in per share calculations:
Basic	79,059	72,347

Diluted	81,607	75,392

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 29,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$590,534	$404,264
Marketable securities — current	90,130	232,686
Accounts receivable, net	18,027	18,165
Inventories	58,559	40,204
Deferred project costs	1,219	2,643
Economic development funding receivable	897	35,877
Deferred tax asset, net — current	3,909	3,890
Prepaid expenses and other current assets	34,976	64,780

Total current assets	798,251	802,509
Property, plant and equipment, net	529,390	430,104
Deferred tax asset, net — noncurrent	51,583	51,811
Marketable securities — noncurrent	28,340	32,713
Restricted investments	27,113	14,695
Goodwill	33,829	33,449
Other assets — noncurrent	8,653	6,031

Total assets	$1,477,159	$1,371,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$167,063	$132,366
Short-term debt	—	24,473
Current portion of long-term debt	17,673	14,836
Other current liabilities	43,008	14,803

Total current liabilities	227,744	186,478
Accrued collection and recycling liabilities	18,151	13,079
Long-term debt	70,210	68,856
Other liabilities — noncurrent	9,877	5,632

Total liabilities	325,982	274,045
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 79,698,283 and 78,575,211 shares issued and outstanding at March 29, 2008 and December 29, 2007, respectively	80	79
Additional paid-in capital	1,100,633	1,079,775
Accumulated earnings	59,514	12,895
Accumulated other comprehensive (loss) income	(9,050)	4,518

Total stockholders’ equity	1,151,177	1,097,267

Total liabilities and stockholders’ equity	$1,477,159	$1,371,312

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007
Cash flows from operating activities:
Cash received from customers	$194,595	$86,618
Cash paid to suppliers and employees	(137,779)	(46,395)
Interest received	6,156	4,124
Interest paid, net of amounts capitalized	(4)	(201)
Income tax	4,905	(4,902)
Excess tax benefit from share-based compensation arrangements	(4,255)	(123)
Other	(348)	(192)

Net cash provided by operating activities	63,270	38,929

Cash flows from investing activities:
Purchases of property, plant and equipment	(74,606)	(40,755)
Purchase of marketable securities	(57,796)	—
Proceeds from maturities of marketable securities	11,250	—
Proceeds from sales of marketable securities	223,902	—
Increase of restricted investments	(12,091)	(38)

Net cash provided by (used in) investing activities	90,659	(40,793)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,935	588
Repayment of long-term debt	(25,740)	(823)
Proceeds from issuance of debt	57	14,815
Excess tax benefit from share-based compensation arrangements	4,255	123
Proceeds from economic development funding	35,661	3,968
Other financing activities	(2)	(2)

Net cash provided by financing activities	20,166	18,669

Effect of exchange rate changes on cash and cash equivalents	12,175	115

Net increase in cash and cash equivalents	186,270	16,920
Cash and cash equivalents, beginning of the period	404,264	308,092

Cash and cash equivalents, end of the period	$590,534	$325,012

Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$26,500	$16,199

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 29, 2008
Note 1. Basis of Presentation
     Basis of presentation. The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 27, 2008, or for any other period. The balance sheet at December 29, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 29, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     Fiscal periods. We report our results of operations using a 52 or 53 week fiscal year, which ends on the Saturday on or before December 31. Our fiscal quarters end on the Saturday closest to the end of the applicable calendar quarter. Fiscal 2008 will end on December 27, 2008 and will consist of 52 weeks.
Note 2. Summary of Significant Accounting Policies
     Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007 filed with the Securities and Exchange Commission. Our significant accounting policies reflect the adoption of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements in the first quarter of fiscal 2008.
     On December 30, 2007, we adopted SFAS 157 for our financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands financial statement disclosure requirements for fair value measurements. See Note 9 for more information about our adoption of SFAS 157 for our financial assets and financial liabilities and about our accounting policies related to fair value measurement. Our adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.
Note 3. Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS 141R, Business Combinations, which replaces SFAS 141. SFAS 141R requires most assets acquired and liabilities assumed in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair value as of the date of the acquisition. SFAS 141R also requires that acquisition related costs and restructuring costs be recognized separately from the business combination. SFAS 141R will be effective for us for the fiscal year 2009 and will be effective for business combinations entered into after December 27, 2008.
     In December 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value and to report unrealized gains and losses on those assets and liabilities in earnings. We did not elect to adopt the fair value option under this statement.
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interest in Consolidated Financial Statements. SFAS 160 amends previous accounting literature to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will become effective for us as of the beginning of fiscal 2010. We have not yet evaluated the impact, if any, the adoption of this Statement will have on our financial position, results of operations or cash flows.
     In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (FSP 157-1), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification under Statement 13. FSP 157-1 states that SFAS 157 does not apply to fair value measurements for purposes of lease classification or measurement. However, SFAS 157 does apply to fair value measurements of lease-related assets or liabilities assumed in a business combination. We adopted FSP 157-1 concurrent with our adoption of SFAS 157 and this did not have a material impact on our financial position, results of operations or cash flows.
     In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157. FSP 157-2 deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. As a result of FSP 157-2, we will adopt SFAS 157 for our nonfinancial assets and nonfinancial liabilities beginning with the first interim period of our fiscal year 2009. We are currently evaluating the impact of the adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities on our financial position, results of operations or cash flows.
     In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS 161 on our financial position and results of operations.
Note 4. Goodwill and Intangible Assets
     On November 30, 2007, we acquired 100% of the outstanding membership interests of Turner Renewable Energy, LLC. Under the purchase method of accounting, we allocated $33.4 million to goodwill as of December 29, 2007, which represents the excess of the purchase price over the fair value of the identifiable net tangible and intangible assets of Turner Renewable Energy, LLC.
     The changes in the carrying amount of goodwill for the three months ended March 29, 2008 are as follows (in thousands):

Balance as of December 29, 2007	$33,449
Goodwill adjustments	380

Balance as of March 29, 2008	$33,829

     The goodwill adjustment of $0.4 million was primarily a result of adjustments made to the opening balance sheet for the acquisition-related intangible assets and related deferred taxes.
     In addition, with the acquisition of Turner Renewable Energy, LLC in November 2007, we identified two intangible assets, which represent customer contracts already in progress and customer contracts not yet started. We amortize these costs using the percentage of completion method.
     Information regarding our acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of December 29, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value

Customer contracts in progress	$170	$28	$142
Customer contracts not started	1,620	—	1,620

Total	$1,790	$28	$1,762

	As of March 29, 2008
	(Unaudited)
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value

Customer contracts in progress	$170	$28	$142
Customer contracts not started	1,385	84	1,301

Total	$1,555	$112	$1,443

     Amortization expense for acquisition-related intangible assets was $0.1 million for the three months ended March 29, 2008.
Note 5. Economic Development Funding

     On July 26, 2006, we were approved to receive taxable investment incentives (“Investitionszuschüsse”) of approximately €21.5 million ($34.0 million at the balance sheet close rate on March 29, 2008 of $1.58/€1.00) from the State of Brandenburg, Germany. These funds will reimburse us for certain costs we incurred building our plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Receipt of these incentives is conditional upon the State of Brandenburg having sufficient funds allocated to this program to pay the reimbursements we claim. In addition, we are required to operate our facility for a minimum of five years and employ a specified number of associates during this period. Our incentive approval expires on December 31, 2009. As of March 29, 2008, we had received cash payments of $32.3 million under this program, and we had accrued an additional $0.9 million that we are eligible to receive under this program based on qualifying expenditures that we had incurred through that date.
     We were eligible to recover up to approximately €23.8 million of expenditures related to the construction of our plant in Frankfurt/Oder, Germany under the German Investment Grant Act of 2005 (“Investitionszulagen”). This act permits us to claim tax-exempt reimbursements for certain costs we incurred building our plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Tangible assets subsidized under this program have to remain in the region for at least five years. In accordance with the administrative requirements of this act, we claimed reimbursement under the Act in conjunction with the filing of our tax returns with the local German tax office during the third quarter of fiscal 2007. In addition, this program expired on December 31, 2006, and we can only claim reimbursement for investments completed by that date. The majority of our buildings and structures and our investment in machinery and equipment were completed by that date. In January 2008, we received a cash payment of $34.2 million under this program. As of March 29, 2008, there were no additional investment incentives that we were eligible to receive under this program.
Note 6. Marketable Securities
     We have classified our marketable securities as “available-for-sale.” Accordingly, they are recorded at fair value and net unrealized gains and losses are recorded as part of other comprehensive income until realized. We report realized gains and losses on the sale of our marketable securities in earnings, computed using the specific identification method. During the three months ended March 29, 2008, we realized $0.4 million in gains and $0.1 million in losses on our marketable securities. See Note 9 for information about the fair value measurement of our marketable securities.
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
     A summary of available-for-sale marketable securities by major security type as of March 29, 2008 are as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government obligations and federal agency debt	$118,003	$467	$—	$118,470

Total	$118,003	$467	$—	$118,470

     Contractual maturities of our available-for-sale marketable securities as of March 29, 2008 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

One year or less	$89,839	$291	$—	$90,130
One year to five years	28,164	176	—	28,340
Five years or more	—	—	—	—

Total	$118,003	$467	$—	$118,470

     The net $0.5 million unrealized gain on our investments as of March 29, 2008 was primarily a result of changes in interest rates. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better, limits the types of acceptable investments, limits the concentration as to security holder and limits the duration of the investment.

Note 7. Consolidated Balance Sheet Details
Accounts receivable, net
     Accounts receivable, net consisted of the following at March 29, 2008 and December 29, 2007 (in thousands):

	March 29,	December 29,
	2008	2007

Accounts receivable, gross	$18,701	$18,170
Allowance for doubtful accounts	(674)	(5)

Accounts receivable, net	$18,027	$18,165

  Inventories
     Inventories consisted of the following at March 29, 2008 and December 29, 2007 (in thousands):

	March 29,	December 29,
	2008	2007

Raw materials	$38,983	$22,874
Work in process	3,165	2,289
Finished goods	16,411	15,041

Total inventories	$58,559	$40,204

  Prepaid expenses and other current assets
     Prepaid expenses and other current assets consisted of the following at March 29, 2008 and December 29, 2007 (in thousands):

	March 29,	December 29,
	2008	2007

Prepaid expenses	$13,533	$10,136
Prepaid income taxes — current	210	13,042
Pending sale of marketable securities	—	28,600
Other current assets	21,233	13,002

Prepaid expenses and other current assets	$34,976	$64,780

  Property, plant and equipment
     Property, plant and equipment consisted of the following at March 29, 2008 and December 29, 2007 (in thousands):

	March 29,	December 29,
	2008	2007

Buildings and improvements	$77,280	$44,679
Machinery and equipment	301,335	170,125
Office equipment and furniture	10,153	7,365
Leasehold improvements	4,164	4,046

Depreciable property, plant and equipment, gross	392,932	226,215
Accumulated depreciation	(54,021)	(43,134)

Depreciable property, plant and equipment, net	338,911	183,081
Land	3,724	3,046
Construction in progress	186,755	243,977

Property, plant and equipment, net	$529,390	$430,104

     Depreciation of property, plant and equipment was $10.1 million and $5.1 million for the three months ended March 29, 2008 and March 31, 2007, respectively.
     We incurred and capitalized interest cost (into our property, plant and equipment) as follows during the three months ended March 29, 2008 and March 31, 2007 (in thousands):

	Three Months Ended
	March 29,	March 31,
	2008	2007

Interest cost incurred	$1,509	$1,048
Interest capitalized	(1,505)	(847)

Interest expense, net	$4	$201

  Accounts payable and accrued expenses
     Accounts payable and accrued expenses consisted of the following at March 29, 2008 and December 29, 2007 (in thousands):

	March 29,	December 29,
	2008	2007

Accounts payable	$21,974	$26,441
Product warranty liability	9,261	7,276
Income tax payable	35,496	24,487
Accrued compensation and benefits	9,854	21,862
Accrued property, plant and equipment	61,489	35,220
Accrued inventory	15,116	4,811
Other accrued expenses	13,873	12,269

Total accounts payable and accrued expenses	$167,063	$132,366

Note 8. Derivative Financial Instruments
     As a global company, we are exposed in the normal course of business to interest rate risk and foreign currency risk that could affect our net assets, financial position and results of operations. It is our policy to use derivative financial instruments to minimize or eliminate the risks associated with operating activities and the resulting financing requirements. We use derivative financial instruments exclusively to hedge realized or forecasted transactions. We do not use derivative financial instruments for speculative or trading purposes. Our use of derivative financial instruments is subject to strict internal controls based on centrally defined mechanisms and guidelines. The various risk classes and risk management systems are outlined below. See Note 9 for information about the fair value measurement of our derivative financial instruments.
  Interest Rate Risk
     We use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use interest rate swap agreements for speculative or trading purposes. We have interest rate swaps with a financial institution that effectively converts to fixed rates the floating variable rate of Euribor on certain drawdowns taken on the term loan portion of our credit facility with a consortium of banks led by IKB Deutsche Industriebank AG. As of March 29, 2008, the total notional value of the interest rate swaps was €46.0 million ($72.7 million at the balance sheet close rate on March 29, 2008 of $1.58/€1.00).
     The notional amounts of the interest rate swaps are scheduled to decline in accordance with our scheduled principal payments on the hedged term loan drawdowns. These derivative financial instruments qualified for accounting as cash flow hedges in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and we designated them as such. As a result, we classified the aggregate fair value of the interest rate swap agreements with other assets on our balance sheet, which was $0.1 million, at March 29, 2008. We record changes in that fair value in other comprehensive income. We assessed the interest rate swap agreements as highly effective cash flow hedges as of March 29, 2008.
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
     We purchased forward contracts to hedge the exchange risk on forecasted cash flows denominated in Euro. On March 29, 2008, the unrealized loss of these forward contracts was $32.4 million. The total notional value of the forward contracts was €289.8 million ($457.9 million at the balance sheet close rate on March 29, 2008 of $1.58/€1.00) on March 29, 2008. The forward exchange rates for these contracts range between $1.4431/€1.00 and $1.4612/€1.00.
     The foreign exchange contracts that hedge our forecasted future cash flows qualified for accounting as cash flow hedges in accordance with SFAS 133, and we designated them as such. As a result, we report the aggregate fair value on our balance sheet, and we record changes in that fair value in other comprehensive income. We determined that these derivative financial instruments were highly effective cash flow hedges as of March 29, 2008.
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
     In 2007, we purchased a forward foreign exchange contract to hedge certain foreign currency denominated intercompany long-term debt. We recognize gains or losses from the fluctuation in foreign exchange rates and the valuation of this hedging contract in foreign currency gain (loss) on our consolidated statements of operations. As of March 29, 2008, we had a single outstanding foreign exchange hedge contract to sell €20.0 million ($26.8 million at a fixed exchange rate of $1.34/€1.00). Unrealized mark-to-market losses recorded on this contract as of March 29, 2008 were $4.2 million. The contract is scheduled to settle on February 27, 2009.
Note 9. Fair Value Measurement
     On December 30, 2007, the beginning of our fiscal year, we adopted SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands financial statement disclosure requirements for fair value measurements. Our adoption of SFAS 157 was limited to our financial assets and financial liabilities, as permitted by FSP 157-2. We do not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis. The implementation of the fair value measurement guidance of SFAS 157 did not result in any changes to the carrying values of our financial instruments on our opening balance sheet on December 30, 2007 for fiscal year 2008.
     SFAS 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) on the measurement date in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. SFAS 157 specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:
•	Level 1 — Valuation techniques in which all significant inputs are unadjusted quoted prices from active markets for assets or liabilities that are identical to the assets or liabilities being measured.

•	Level 2 — Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices from markets that are not active for assets or liabilities that are identical or similar to the assets or liabilities being measured. Also, model-derived valuations in which all significant inputs and significant value drivers are observable in active markets are Level 2 valuation techniques.

•	Level 3 — Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect our own assumptions about the assumptions that market participants would use in pricing an asset or liability.
     When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we will measure fair value using valuation techniques that use, when possible, current market-based or independently-

sourced market parameters, such as interest rates and currency rates. Following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report on our balance sheet at fair value on a recurring basis:
•	Marketable securities. As of March 29, 2008, our marketable securities consisted primarily of U.S. government obligations and federal agency debt. Our marketable securities are valued using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We consider the effect of our counterparties’ credit standing in our valuations of our marketable securities holdings.

•	Derivative assets and liabilities. Our derivative assets and liabilities consist of foreign currency forward exchange contracts involving major currencies and interest rate swaps involving a benchmark interest rate. Since our derivative assets and liabilities are not traded on an exchange, they are valued using valuation models. Interest rate yield curves and foreign exchange rates are the significant inputs into these valuation models. These inputs are observable in active markets over the terms of the instruments we hold, and accordingly, we classify these valuation techniques as Level 2 in the hierarchy. We consider the effect of our own credit standing and that of our counterparties in our valuations of our derivative financial instruments.
     For the three months ended March 29, 2008, information about inputs into the fair value measurements of our assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows (in thousands):

		Fair Value Measurements at Reporting
		Date Using
		Quoted Prices
	Total Fair	in Active	Significant
	Value and	Markets for	Other	Significant
	Carrying	Identical	Observable	Unobservable
	Value on Our	Assets	Inputs	Inputs
Description	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$118,470	$—	$118,470	$—
Derivative assets	188	—	188	—

Total assets	$118,658	$—	$118,658	$—

Liabilities:
Derivative liabilities	$36,799	$—	$36,799	$—

Note 10. Debt
     Our long-term debt at March 29, 2008 and December 29, 2007 consisted of the following (in thousands):

	March 29,	December 29,
	2008	2007

Euro denominated loan, variable interest Euribor plus 1.6%, due 2008 through 2012	$72,771	$67,761
2.25% loan, due 2006 through 2015	12,812	13,226
0.25% — 3.25% loan, due 2007 through 2009	2,917	3,334
Capital lease obligations	7	9

	88,507	84,330
Less unamortized discount	(624)	(638)
Total long-term debt	87,883	83,692
Less current portion	(17,673)	(14,836)

Noncurrent portion	$70,210	$68,856

     We had outstanding borrowings of $24.5 million at December 29, 2007, which we classified as short-term debt. In February 2008, we repaid the full amount of our short-term debt that related to our bridge loan with a consortium of banks led by IKB Deutsche Industriebank AG.

     As of March 29, 2008, we had the following four outstanding commercial commitments in the form of letters of credit and bank guarantees: $0.7 million dated September 2007 for an energy supply agreement; MYR 4.0 million dated October 2007 for Malaysian custom and excise tax ($1.2 million at the balance sheet close rate on March 29, 2008 of $0.31/MYR1.00); MYR 2.2 million dated December 2007 for an energy supply agreement ($0.7 million at the balance sheet close rate on March 29, 2008 of $0.31/MYR1.00); and $1.3 million dated January 2008 for a sales and purchase agreement.
Note 11. Commitments and Contingencies
  Product warranties
     We offer warranties on our products and record an estimate of the associated liability based on the number of solar modules under warranty at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of our solar modules and our estimated per-module replacement cost.
     Product warranty activity during the three months ended March 29, 2008 and March 31, 2007 was as follows (in thousands):

	Three Months Ended
	March 29,	March 31,
	2008	2007

Product warranty liability, beginning of period	$7,276	$2,764
Accruals for new warranties issued (warranty expense)	1,992	728
Settlements	(8)	(1)
Change in estimate of warranty liability	1	(136)

Product warranty liability, end of period	$9,261	$3,355

Note 12. Share-Based Compensation
     We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as an expense over the grant recipients’ requisite service periods, in accordance with SFAS 123(R). The share-based compensation expense that we recognized in our consolidated statements of operations for the three months ended March 29, 2008 and March 31, 2007 was as follows (in thousands):

	Three Months Ended
	March 29,	March 31,
	2008	2007

Share-based compensation expense included in:
Cost of sales	$2,208	$1,495
Research and development	965	1,158
Selling, general and administrative	7,400	2,868
Production start-up	286	255

Total share-based compensation expense	$10,859	$5,776

     The increase in share-based compensation expense was primarily the result of new awards.
     The following table presents our share-based compensation expense by type of award for the three months ended March 29, 2008 and March 31, 2007 (in thousands):

	Three Months Ended
	March 29,	March 31,
	2008	2007

Stock options	$5,060	$5,680
Restricted stock units	5,528	—
Unrestricted stock	81	102
Net amount absorbed into inventory	190	(6)

Total share-based compensation expense	$10,859	$5,776

     Share-based compensation cost capitalized in our inventory was $0.4 million and $0.2 million at March 29, 2008 and March 31, 2007, respectively. As of March 29, 2008, we had $20.6 million of unrecognized share-based compensation cost related to unvested stock option awards, which we expect to recognize as an expense over a weighted-average period of approximately 2 years, and $87.2 million of unrecognized share-based compensation cost related to unvested restricted stock units, which we expect to recognize as an expense over a weighted-average period of approximately 2 years.
Note 13. Income Taxes
     On December 31, 2006, we adopted the provisions of FASB Interpretation No. (FIN) 48, which is an interpretation of SFAS 109, Accounting for Income Taxes. Tax law is subject to significant and varied interpretation, so an enterprise may be uncertain whether a tax position that it has taken will ultimately be sustained when it files its tax return. FIN 48 establishes a “more-likely-than-not” threshold that must be met before a tax benefit can be recognized in the financial statements and, for those benefits that may be recognized, stipulates that enterprises should recognize the largest amount of the tax benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the taxing authority. FIN 48 also addresses changes in judgments about the realizability of tax benefits, accrual of interest and penalties on unrecognized tax benefits, classification of liabilities for unrecognized tax benefits and related financial statement disclosures.
     During the three months ended March 29, 2008, we recorded $1.4 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. During the three months ended March 29, 2008, we did not identify any reductions in unrecognized tax benefits resulting from settlements with taxing authorities or due to the lapse of applicable statutes of limitations. We operate in multiple jurisdictions throughout the world, and our tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. As a result of ongoing examinations and the timing of completion, it is not possible to estimate the potential net increase or decrease to our unrecognized tax benefits during the next twelve months.
     We are subject to filing requirements for income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are presently undergoing an examination by the German taxing authorities. Additionally, our tax years going back to 2003 are subject to examination in all tax jurisdictions in which we operate.
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
      After applying the evaluation guidance of SFAS 109 as of March 29, 2008, we concluded that it was more-likely-than-not that the net deferred tax assets in Malaysia would be utilized in future periods. Therefore, based upon management’s assessment of the available evidence at March 29, 2008, we reversed the $0.6 million of valuation allowances established during fiscal 2007.
Note 14. Net Income per Share
     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including stock options and restricted stock units.
     The reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended
	March 29,	March 31,
	2008	2007

Basic net income per share
Numerator:

Net income	$46,619	$5,028

Denominator:

Weighted-average shares used in computing basic net income per share	79,059	72,347

	Three Months Ended
	March 29,	March 31,
	2008	2007

Diluted net income per share
Denominator:
Weighted-average shares used in computing basic net income per share	79,059	72,347
Effect of stock options and restricted stock units outstanding	2,548	3,045

Weighted-average shares used in computing diluted net income per share	81,607	75,392

     The following number of outstanding options and restricted stock units was excluded from the computation of diluted net income per share as they would have had an antidilutive effect (in thousands):

	Three Months Ended
	March 29,	March 31,
	2008	2007

Options to purchase common stock and restricted stock units	131	107

Note 15. Comprehensive Income
     Comprehensive income, which includes foreign currency translation adjustments, unrealized gains on derivate instruments designated and qualifying as cash flow hedges and unrealized losses on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity, is as follows (in thousands):

	Three Months Ended
	March 29,	March 31,
	2008	2007

Net income	$46,619	$5,028
Foreign currency translation adjustments	9,442	161
Change in unrealized gain on marketable securities, net of tax of $(159) for 2008	288	—
Change in unrealized (loss) gain on derivative instruments, net of tax of $6,485 for 2008	(23,298)	19

Comprehensive income	$33,051	$5,208

     Components of accumulated other comprehensive income (loss) were as follows (in thousands):

	March 29,	December 29,
	2008	2007

Foreign currency translation adjustments	$15,560	$6,118
Unrealized gain on marketable securities, net of tax of $(174) for 2008 and $(15) for 2007	316	28
Unrealized loss on derivative instruments, net of tax of $7,437 for 2008 and $952 for 2007	(24,926)	(1,628)

Accumulated other comprehensive (loss) income	$(9,050)	$4,518

Note 16. Statement of Cash Flows
     Following is a reconciliation of net income to net cash provided by operating activities for the three months ended March 29, 2008 and March 31, 2007 (in thousands):

	Three Months Ended
	March 29,	March 31,
	2008	2007

Net income	$46,619	$5,028
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,064	5,123
Share-based compensation	10,859	5,776
Deferred income taxes	1,027	—
Excess tax benefits from share-based compensation arrangements	(4,255)	(123)
Loss (gain) on disposal of property and equipment	30	(2)
Provision for doubtful accounts receivable	669	—
Gain on sales of investments, net	(280)	—
Provision for excess and obsolete inventories	82	(23)
Changes in operating assets and liabilities:
Accounts receivable	(3,000)	19,745
Inventories	(17,254)	1,535
Deferred project costs	1,424	—
Prepaid expenses and other current assets	(2,031)	3,780

	Three Months Ended
	March 29,	March 31,
	2008	2007

Costs and estimated earnings in excess of billings	6	—
Other noncurrent assets	(1,761)	(446)
Billings in excess of costs and estimated earnings	(909)	—
Accounts payable and accrued expenses	22,980	(1,464)

Total adjustments	16,651	33,901

Net cash provided by operating activities	$63,270	$38,929

Note 17. Segment Reporting
     SFAS 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the enterprise for making operating decisions and assessing financial performance. The component segment, which is our principal business, is the design, manufacture and sale of solar modules, which convert sunlight to electricity. We sell our solar modules to thirteen principal customers, which we have long term supply contracts with. These customers include project developers, system integrators and operators of renewable energy projects.
     We also sell solar power systems comprised of our solar modules and balance of system components procured from third parties directly to system owners. This may include services such as development, engineering, procurement of permits and equipment, construction management, monitoring and maintenance. For the three months ended March 29, 2008, we have not sold solar power systems using our solar modules, as we continued to sell third party solar modules acquired through the acquisition of Turner Renewable Energy, LLC consummated on November 30, 2007. These operations do not currently meet the quantitative criteria for segments and therefore are reflected in the Other category in the following table below (in thousands):

	Three Months Ended			Three Months Ended
	March 29, 2008			March 31, 2007

	Components	Other	Total	Components	Other	Total
Net sales	$193,862	$3,053	$196,915	$66,949	$—	$66,949
Income (loss) before income taxes	$68,116	$(2,907)	$65,209	$8,309	$—	$8,309
Goodwill	$—	$33,829	$33,829	$—	$—	$—
Assets	$1,427,316	$49,843	$1,477,159	$618,763	$—	$618,763
Note 18. Subsequent Events
     On March 31, 2008, First Solar Manufacturing GmbH, a wholly owned indirect subsidiary of First Solar, Inc. and a consortium of banks led by IKB Deutsche Industriebank AG agreed to modify certain terms of the credit facility that the consortium of banks had entered into with First Solar Manufacturing GmbH on July 27, 2006. The amendment extends the principal repayment period on the term loan portion of the facility from eighteen quarters to twenty quarters, removes a provision requiring an additional one-time principal repayment during fiscal 2009 based on First Solar Manufacturing GmbH’s fiscal 2008 cash flows, permits First Solar Manufacturing GmbH to take on a variety of financial liabilities in the normal course of its business and enables First Solar Manufacturing GmbH’s to make payments to affiliates.
     On April 28, 2008, we granted 182,961 restricted units at a market price of $285.52 to our associates as part of our annual stock refresh program. The grant date fair value for these awards is approximately $52.2 million and will be amortized over the vesting period, which is generally four years.

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
Overview
     We design and manufacture solar modules using a proprietary thin film semiconductor technology that has allowed us to reduce our average solar module manufacturing costs to among the lowest in the world. Each solar module uses a thin layer of cadmium telluride semiconductor material to convert sunlight into electricity. We manufacture our solar modules on high-throughput production lines and we perform all manufacturing steps ourselves in an automated, proprietary, continuous process. In 2007 and the three months ended March 29, 2008, we sold most of our solar modules to solar project developers and system integrators headquartered in Germany, France and Spain.
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
     On January 24, 2007 we entered into a land lease agreement for a manufacturing center site in the Kulim Hi-Tech Park in the State of Kedah, Malaysia. The Malaysia site accommodates up to four plants, each with four productions lines. In April 2007, we began construction of plant one of our Malaysian manufacturing center. In the third and fourth quarters of 2007, we began construction of plants two and three respectively, and in the first quarter of 2008, we began construction of plant four. We expect plant one to reach its full capacity in the second half of 2008; plant two to reach its full capacity in the first half of 2009; and plants three and four to reach full capacity in the second half of 2009. After plant four of our Malaysian manufacturing center reaches its full capacity, planned for the second half of 2009, we will have 23 production lines and an annual global manufacturing capacity of 1035MW based on the first quarter of 2008 average run rate at our existing plants.
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
  Net Sales
     We generate substantially all of our net sales from the sale of solar modules. Over the past four years and the three months ended March 29, 2008, the main constraint limiting our sales has been production capacity as customer demand has exceeded the number of solar modules we could produce. We price and sell our solar modules per watt of power. As a result, our net sales can fluctuate based on our output of sellable watts. We currently sell almost all of our solar modules to solar project developers and system integrators headquartered in Germany, France and Spain, which then resell our solar modules to end-users who receive government subsidies. The majority of our sales are denominated in foreign currency and subject to the fluctuation of the exchange rate between the euro and U.S. dollar. Our net sales could be negatively impacted if legislation reduces the current subsidy programs in Europe, North America or Asia or if interest rates increase, which could impact our end-users’ ability to either meet their target return on investment or finance their projects.
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
     Under our long-term solar module supply contracts (“Long Term Supply Contracts”) with our customers, we have the right to terminate certain contracts upon 12 months notice and a payment of a termination fee, if we determine that certain material adverse changes have occurred, including, depending on the contract, one or more of the following: new laws; rules or regulations with respect to our production, distribution, installation or collection and recycling program which have a substantial adverse impact on our business; unanticipated technical or operational issues which result in our experiencing widespread, persistent quality problems or the inability to achieve stable conversion efficiencies at planned levels; or extraordinary events beyond our control which substantially increase the cost of our labor, materials or utility expenses or significantly reduce our throughput.
     Our customers are entitled to certain remedies in the event of missed deliveries of kilowatt volume. These delivery commitments are established through rolling four quarter forecasts that are agreed to with each of the customers within the parameters established in the Long Term Supply Contracts and define the specific quantities to be purchased on a quarterly basis and the schedules of the individual shipments to be made to the customers. In the case of a late delivery, certain of our customers are entitled to a maximum charge representing a percentage of the value of the delinquent delivery. If we do not meet our annual minimum volume shipments, our customers also have the right to terminate these contracts on a prospective basis.
     With our acquisition of Turner Renewable Energy, LLC on November 30, 2007, a small portion of our revenues have been accounted for using the percent of completion method of accounting. Revenues for First Solar Electric, LLC for the three months ended March 29, 2008 were $3.1 million and not material to our consolidated results of operations.
     No single customer accounted for more than 20% of our net sales in the three months ended March 29, 2008.
  Cost of sales
     Our cost of sales includes the cost of raw materials and components, such as tempered back glass, transparent conductive oxide or TCO coated front glass, cadmium telluride, laminate, connector assemblies and laminate edge seal and others. Other items contributing to our cost of sales are direct labor and manufacturing overhead such as engineering expense, equipment maintenance, environmental health and safety, quality and production control and procurement. Cost of sales also includes depreciation of manufacturing plant and equipment and facility related expenses. In addition, we accrue warranty and end-of-life collection and recycling expenses to our cost of sales.
     We implemented a program in 2005 to collect and recycle our solar modules after their use. Under our collection and recycling program, we enter into an agreement with the end-users of the photovoltaic systems that use our solar modules. In the agreement, we commit, at our expense, to remove the solar modules from the installation site at the end of their life and transport them to a processing center where the solar module materials and components will be either refurbished and resold as used panels or recycled to recover some of the raw materials. In return, the owner agrees not to dispose of the solar modules except through our end-of-life collection and recycling program or another program that we approve, and the photovoltaic system owner is responsible for disassembling the solar modules and packaging them in containers that we provide. At the time we sell a solar module, we record an expense in cost of sales equal to the present value of the estimated future end-of-life collection and recycling obligation. We record the accretion expense on this future obligation to selling, general and administrative expense.
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
  Research and development
     Research and development expense consists primarily of salaries and personnel-related costs and the cost of products, materials and outside services used in our process and product research and development activities. We continuously add equipment for further process developments and record the depreciation of such equipment as research and development expense. We may also allocate a portion of the annual operating cost of our Ohio expansion to research and development expense.
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
  Production start-up
     Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. We incurred production start-up expense of $16.9 million during 2007 in connection with the qualification of the German plant and the planning and preparation of our plants at our Malaysian manufacturing center. Production start-up expense for the three months ended March 29, 2008, was $12.8 million relating to the planning and preparation of our plants at the Malaysian manufacturing center. We expect to incur significant production start-up expense in fiscal year 2008 in connection with our plants at the Malaysian manufacturing center. In general, we expect production start-up expense per production line to be higher when we build an entirely new manufacturing facility compared with the addition of new production lines at an existing manufacturing facility, primarily due to the additional infrastructure investment required when building an entirely new facility. Over time, we expect production start-up expense to decline as a percentage of net sales and on a cost per watt basis as a result of economies of scale.
  Interest income
     Interest income is earned on our cash, cash equivalents, marketable securities and restricted cash.
  Interest expense, net
     Interest expense, net of amounts capitalized, is incurred on various debt financings.

  Foreign currency gain (loss)
     Foreign currency gain (loss) consists of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than the functional currency of the respective subsidiaries.
Use of estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, intangible assets, income taxes, warranty obligations, marketable securities valuation, derivative financial instrument valuation, end-of-life collection and recycling, contingencies and litigation and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Results of Operations
     The following table sets forth our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 29,	March 31,
	2008	2007

Net sales	100.0%	100.0%
Cost of sales	47.0%	55.1%
Gross profit	53.0%	44.9%
Research and development	2.4%	4.6%
Selling, general and administrative	14.6%	20.4%
Production start-up	6.5%	12.7%
Operating income	29.5%	7.2%
Foreign currency gain (loss)	0.4%	(0.4)%
Interest income	3.4%	6.2%
Interest expense, net	0.0%	0.3%
Other expense	0.2%	0.2%
Income tax expense	9.4%	4.9%
Net income	23.7%	7.5%
Three Months Ended March 29, 2008 and March 31, 2007
     Net sales

	Three Months Ended
(Dollars in thousands)	March 29, 2008	March 31, 2007	Three Month Period Change

Net sales	$196,915	$66,949	$129,966	194%
     Net sales increased by $130.0 million from $66.9 million in the three months ended March 31, 2007 to $196.9 million in the three months ended March 29, 2008, primarily as a result of a 173% increase in the MW volume of solar modules sold. The increase in the MW volume of solar modules sold was due to the full ramp of our German facility and continued improvements to our overall production throughput. In addition, the average number of sellable watts per solar module increased by 9% in the three months ended March 29, 2008 and the average selling price increased to $2.45 from $2.32 in the three months ended March 31, 2007. Our average selling price was positively impacted by $0.27 due to a favorable foreign exchange rate between the U.S. dollar and the euro; which was partially offset by a price decline of $0.14. During the three months ended March 29, 2008 and March 31, 2007, approximately 87% and 98%, respectively, of our net sales resulted from sales of solar modules to customers headquartered in Germany.
     Cost of sales

	Three Months Ended
(Dollars in thousands)	March 29, 2008	March 31, 2007	Three Month Period Change

Cost of sales	$92,591	$36,907	$55,684	151%
% of net sales	47.0%	55.1%
     Cost of sales increased by $55.7 million from $36.9 million in the three months ended March 31, 2007 to $92.6 million in the three months ended March 29, 2008, primarily as a result of higher production and sales volumes which caused a $31.7 million increase in direct material expense, $4.5 million increase in warranty and end-of-life costs relating to the collection and recycling of our solar modules, $1.1 million increase in sales freight and other costs and $18.4 million increase in manufacturing overhead costs. The increase in manufacturing overhead costs was due to a $9.9 million increase in salaries and personnel-related expenses as a result of increased head count, which included a $0.5 million increase in share-based compensation expense. In addition, the increase in manufacturing overhead costs included a $5.7 million increase in facility and related expenses and a $2.8 million increase in depreciation expense, which was primarily the result of additional equipment becoming operational at our German plant.
     Gross profit

	Three Months Ended
(Dollars in thousands)	March 29, 2008	March 31, 2007	Three Month Period Change

Gross profit	$104,324	$30,042	$74,282	247%
% of net sales	53.0%	44.9%
     Gross profit increased by $74.3 million from $30.0 million in the three months ended March 31, 2007 to $104.3 million in the three months ended March 29, 2008, reflecting an increase in net sales. As a percentage of net sales, gross profit increased 8.1% percentage points from 44.9% to 53.0%, representing increased leverage of our fixed cost infrastructure and scalability associated with our German plant expansion, which drove a 173% increase in the number of MW sold over the same time period.
     Research and development

	Three Months Ended
(Dollars in thousands)	March 29, 2008	March 31, 2007	Three Month Period Change

Research and development	$4,760	$3,058	$1,702	56%
% of net sales	2.4%	4.6%
     Research and development expense increased by $1.7 million from $3.1 million in the three months ended March 31, 2007 to $4.8 million in the three months ended March 29, 2008, primarily as a result of an increase in headcount, which resulted in a $1.6 million increase in personnel-related expense and was offset by a $0.2 million reduction in share-based compensation expense from $1.2 million in the three months ended March 31, 2007 compared with $1.0 million in the three months ended March 29, 2008. In addition, consulting and other expenses increased by $0.3 million.
     Selling, general and administrative

	Three Months Ended
(Dollars in thousands)	March 29, 2008	March 31, 2007	Three Month Period Change

Selling, general and administrative	$28,671	$13,690	$14,981	109%
% of net sales	14.6%	20.4%
     Selling, general and administrative expense increased by $15.0 million from $13.7 million in the three months ended March 31, 2007 to $28.7 million in the three months ended March 29, 2008, primarily as a result of an increase in headcount, which resulted in a $10.1 million increase in personnel-related expense and included a $4.5 million increase in share-based compensation expense from $2.9 million in the three months ended March 31, 2007 compared with $7.4 million in the three months ended March 29, 2008. In addition, legal and professional service fees expense increased by $2.7 million and all other expenses increased by $2.2 million, primarily as a result of infrastructure build out related to our continued expansion and increased compliance cost associated with being a public company.
     Production start-up

	Three Months Ended
(Dollars in thousands)	March 29, 2008	March 31, 2007	Three Month Period Change

Production start-up	$12,761	$8,474	$4,287	51%
% of net sales	6.5%	12.7%
     In the three months ended March 29, 2008, we incurred $12.8 million of production start-up expense related to our sixteen line Malaysian expansion, which included related legal and regulatory costs, compared with $8.5 million of production start-up expense related to the ramp and qualification of our four line German plant during the three months ended March 31, 2007. Production start-up expense is primarily attributable to the cost of labor and material and depreciation expense to run and qualify the line prior to production, related facility expenses, management of our replication process and third party expenses.
     Foreign currency gain (loss)

	Three Months Ended
(Dollars in thousands)	March 29, 2008	March 31, 2007	Three Month Period Change

Foreign currency gain (loss)	$774	$(270)	$1,044	N.M.
     Foreign currency gain for three months ended March 29, 2008, was $0.8 million compared with a foreign currency loss of $0.3 million for the three months ended March 31, 2007, primarily as a result of a significant increase in the value of the euro in the three months ended March 29, 2008 compared to an average decline in the three months ended March 31, 2007.
     Interest income

	Three Months Ended
(Dollars in thousands)	March 29, 2008	March 31, 2007	Three Month Period Change

Interest income	$6,685	$4,127	$2,558	62%
     Interest income increased by $2.6 million from $4.1 million in the three months ended March 31, 2007 to $6.7 million in the three months ended March 29, 2008, primarily as a result of higher cash, cash equivalents and marketable securities balances throughout the first quarter of 2008 due to the $366.0 million net proceeds received from our August 2007 equity follow-on public offering.
     Interest expense, net

	Three Months Ended
(Dollars in thousands)	March 29, 2008	March 31, 2007	Three Month Period Change

Interest expense, net	$4	$201	$(197)	98%
     Interest expense, net of amounts capitalized, decreased by $0.2 million during the three months ended March 29, 2008 compared with the three months ended March 31, 2007, primarily as a result of higher amounts of interest expense capitalized.
     Other expense

	Three Months Ended
(Dollars in thousands)	March 29, 2008	March 31, 2007	Three Month Period Change

Other expense	$378	$167	$211	126%
     Other expense increased by $0.2 million during the three months ended March 29, 2008 compared with the three months ended March 31, 2007. Other expense consists mainly of financing fees related to our credit facility with a consortium of banks led by IKB Deutsche Industriebank AG.
     Income tax expense

	Three Months Ended
(Dollars in thousands)	March 29, 2008	March 31, 2007	Three Month Period Change

Income tax expense	$18,590	$3,281	$15,309	467%
Effective tax rate (%)	28.5%	39.5%
     Income tax expense increased by $15.3 million from $3.3 million in the three months ended March 31, 2007 to $18.6 million in the three months ended March 29, 2008, primarily as a result of an increase in our income before taxes. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate principally due to foreign income with lower tax rates and from tax credits that lower the effective tax rate; the effect of which are partially offset by non-deductible expenses that increase the effective tax rate. The lower effective tax rates for the three months ended March 29, 2008, compared to the three months ended March 31, 2007, resulted primarily from the expansion of our international operations and a reduction of the German tax rate.
Critical Accounting Policies and Estimates
     For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 29, 2007 filed with the Securities and Exchange Commission. There have been no changes to our critical accounting policies since December 29, 2007, with the exception of the adoption of SFAS 157, Fair Value Measurements, effective December 30, 2007. SFAS 157 establishes a framework for the fair value measurement of our marketable securities and derivative instruments.
Recent Accounting Pronouncements
     See Note 3 for a summary of recent accounting pronouncements.
Liquidity and Capital Resources
     As of March 29, 2008, we had $709.0 million in cash, cash equivalents and marketable securities compared to $669.7 million at December 29, 2007.
Operating Activities
     Cash provided by operating activities was $63.3 million during the three months ended March 29, 2008 compared with $38.9 million during the same period in 2007. Cash received from customers increased to $194.6 million during the three months ended March 29, 2008 from $86.6 million during the three months ended March 31, 2007 primarily due to an increase in net sales. This increase was partially offset by cash paid to suppliers and employees of $137.8 million during the three months ended March 29, 2008 compared with cash paid to suppliers and employees of $46.4 million during the same period in 2007, mainly due to an increase in raw material and component purchases, an increase in personnel-related costs due to higher headcount and other costs supporting our global expansion.
Investing Activities
     Cash provided by investing activities was $90.7 million during the three months ended March 29, 2008 compared with cash used of $40.8 million during the same period in 2007. Cash provided by investing activities resulted primarily from the net proceeds of marketable securities of $177.4 million during the three months ended March 29, 2008. Capital expenditures were $74.6 million during the three months ended March 29, 2008 and $40.8 million during the same period in 2007. The increase in capital expenditures was primarily due to our investments related to the construction of our new plants in Malaysia. Cash provided by investing activities for the three months ended March 29, 2008, was offset by $12.1 million of cash placed in restricted accounts to fund our solar module collection and recycling program.
Financing Activities
     Cash provided by financing activities was $20.2 million during the three months ended March 29, 2008 compared with $18.7 million during the same period in 2007. Cash provided by financing activities resulted primarily from an increase in taxable investment incentives from the State of Brandenburg (“Investitionszuschüsse”) and from the Federal Republic of Germany under the Investment Grant Act of 2005 (“Investitionszulagen”) related to the construction of our plant in Frankfurt/Oder, Germany to $35.7 million during the three months ended March 29, 2008 from $4.0 million during the same period in 2007. This increase was partially offset by the repayment of long-term debt of $25.7 million during the three months ended March 29, 2008 compared with payments of $0.8 million during the same period in 2007. During the three months ended March 31, 2007 we received $14.8 million from additional drawings under our credit facilities with a consortium of banks led by IKB Deutsche Industriebank AG.
     We believe that our current cash and cash equivalents, marketable securities, cash flows from operating activities, government grants and low interest debt financings for our German plant will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan. As a result, we may engage in one or more debt or equity financings in the future that could result in increased expenses or dilution to our existing stockholders. If we are unable to obtain debt or equity financing on reasonable terms, we may be unable to execute our expansion strategy.
     On December 30, 2007, the beginning of our fiscal year 2008, we adopted SFAS 157. Our adoption of SFAS 157 was limited to our financial assets and financial liabilities, as permitted by FSP 157-2. We do not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis. Our adoption of SFAS 157 did not have a material effect on our financial position and results of operations, and our fair value models do not make material use of unobservable inputs. See Note 9 for further information about our adoption of SFAS 157.

Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of March 29, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     Our international operations accounted for approximately 98.4% of our net sales in the three months ended March 29, 2008 and 100.0% of our net sales in the three months ended March 31, 2007; all of which were denominated in euros. As a result, we have exposure to foreign exchange risk with respect to almost all of our net sales. Fluctuations in exchange rates, particularly in the U.S. dollar to euro exchange rate, affect our gross and net profit margins and could result in foreign exchange and operating losses. Historically, most of our exposure to foreign exchange risk has related to currency gains and losses between the times we sign and settle our sales contracts. For example, our Long Term Supply Contracts obligate us to deliver solar modules at a fixed price in euros per watt and do not adjust for fluctuations in the U.S. dollar to euro exchange rate. In the three months ended March 29, 2008, a 10% change in the euro exchange rates would have impacted our net sales by $19.7 million. With the expansion of our manufacturing operations into Germany and the current expansion into Malaysia, many of our operating expenses for the plants in these countries will be denominated in the local currency.
     In the past, currency exchange rate fluctuations have had an impact on our business and results of operations. For example, currency exchange rate fluctuations positively impacted our cash flows by $12.2 million in the three months ended March 29, 2008 and positively impacted our cash flows by $0.1 million during the same period of 2007. Although we cannot predict the impact of future currency exchange rate fluctuations on our business or results of operations, we believe that we may have increased risk associated with currency exchange rate fluctuations in the future. As of March 29, 2008, we had one outstanding foreign exchange forward contract to sell €20.0 million ($26.8 million at a fixed exchange rate of $1.34/€1.00). The contract is due to settle on February 27, 2009. This currency forward contract hedges an intercompany loan. Most of our German plant’s operating expenses will be denominated in euros, creating increasing opportunities for some natural hedges against the currency risk in our net sales. In addition, we purchased forward contracts to hedge the exchange risk on forecasted cash flows denominated in Euro. The total notional value of the forward contracts was €289.8 million ($457.9 million at the balance sheet close rate on March 29, 2008 of $1.58/€1.00) on March 29, 2008.
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
     During 2006, we entered into a credit facility with a consortium of banks led by IKB Deutsche Industriebank AG, which bears interest at Euribor plus 1.6% for a term loan, Euribor plus 2.0% for a bridge loan and Euribor plus 1.8% for a revolving credit facility. As of March 29, 2008, we hedged our exposure to changes in Euribor using interest rate swaps with a combined notional value of €46.0 million ($72.7 million at the balance sheet close rate on March 29, 2008 of $1.58/€1.00).
     In addition, we invest some of our cash in debt securities, which exposes us to interest rate risk. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including money market funds, government and non-government debt securities and certificates of deposit. As of March 29, 2008, our fixed-income investments earned a pretax yield of approximately 3.9%, with a weighted average maturity of two months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio could decrease (increase) by approximately $1.0 million. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our consolidated statements of operations and statements of cash flows. As of March 29, 2008, all of our investments were in money market accounts or U.S. government securities and federal agency debt.
Commodity and Component Risk
      We are exposed to price risks for the raw materials and components used in the manufacture of our modules. Also, some of our raw materials and components are sourced from a limited number of suppliers or a sole supplier. We endeavor to hold limited inventory of key raw materials or components sufficient for our manufacturing needs and to qualify multiple suppliers, a process which could take up to 12 months if successful, but some suppliers are unique and it may not be feasible to qualify second source suppliers. In some cases, we also enter into long term supply contracts for raw materials and components, but these arrangements are normally of shorter duration than the term of our Long Term Supply Contracts with our customers. As a result, we remain exposed to price changes in the raw materials and components used in our modules. In addition, a failure by a key supplier could disrupt our supply chain which could result in higher prices for our raw materials and components and even a disruption in our manufacturing process. Since our selling price under our Long Term Supply Contracts does not adjust in the event of price changes in our underlying raw material or component and require minimum deliveries of our products during their term, we are unable to pass along changes in the cost of the raw materials and components for our products and may be in default of our delivery obligations if we experience a manufacturing disruption.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of March 29, 2008 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 29, 2008, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 29, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting during the three months ended March 29, 2008.
CEO and CFO Certifications
     We have attached as exhibits to this Quarterly Report on Form 10-Q the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Exchange Act. We recommend that this Item 4 be read in conjunction with those certifications for a more complete understanding of the subject matter presented.
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
     In accordance with SFAS 5, “Accounting for Contingencies,” we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2007 and our registration statement on Form S-1/A filed on August 3, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The risk factors included in our Annual Report on Form 10-K for the year ended December 29, 2007 and our registration statement on Form S-1/A filed on August 3, 2007, have not materially changed.
Item 6. Exhibits
     The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date of First Filing	File Number	Exhibit Number	Herewith

4.1	Amendment No. 3 to the Facility Agreement dated July 27, 2006 between First Solar Manufacturing GmbH and IKB Deutsche Industriebank AG dated March 31, 2008					X

10.1	Employment Agreement dated March 31, 2008 between First Solar, Inc. and James R. Miller.					X

21.1	List of Subsidiaries of First Solar Inc.					X

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the

Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOLAR, INC.
By:	/s/ JENS MEYERHOFF
Jens Meyerhoff
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

May 1, 2008

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date of First Filing	File Number	Exhibit Number	Herewith

4.1	Amendment No. 3 to the Facility Agreement dated July 27, 2006 between First Solar Manufacturing GmbH and IKB Deutsche Industriebank AG dated March 31, 2008					X

10.1	Employment Agreement dated March 31, 2008 between First Solar, Inc. and James R. Miller.					X

21.1	List of Subsidiaries of First Solar Inc.					X

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.