Form 10-Q
period 2008-06-28
FIRST SOLAR, INC.
filed 2008-07-31
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     As of July 25, 2008 there were 80,044,576 shares of the registrant’s common stock, par value $0.001, outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2008

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales	$267,041	$77,223	$463,956	$144,172
Cost of sales	122,341	48,852	214,932	85,759

Gross profit	144,700	28,371	249,024	58,413

Operating expenses:
Research and development	7,725	3,763	12,485	6,821
Selling, general and administrative	43,626	17,285	72,297	30,975
Production start-up	4,622	1,523	17,383	9,997

Total operating expenses	55,973	22,571	102,165	47,793

Operating income	88,727	5,800	146,859	10,620
Foreign currency gain (loss)	647	21	1,421	(249)
Interest income	4,923	3,773	11,608	7,900
Interest expense, net	—	(1,283)	(4)	(1,484)
Other income (expense), net	(441)	(447)	(819)	(614)

Income before income taxes	93,856	7,864	159,065	16,173
Income tax benefit (expense)	(24,185)	36,554	(42,775)	33,273

Net income	$69,671	$44,418	$116,290	$49,446

Net income per share:
Basic	$0.87	$0.61	$1.46	$0.68

Diluted	$0.85	$0.58	$1.42	$0.65

Weighted-average number of shares used in per share calculations:
Basic	79,877	72,596	79,468	72,472

Diluted	82,004	76,089	81,806	75,740

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 28,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$511,244	$404,264
Marketable securities — current	121,760	232,686
Accounts receivable, net	49,994	18,165
Inventories	106,902	40,204
Deferred project costs	1,407	2,643
Economic development funding receivable	897	35,877
Deferred tax asset, net — current	14,184	3,890
Prepaid expenses and other current assets	32,185	64,780

Total current assets	838,573	802,509
Property, plant and equipment, net	674,268	430,104
Deferred tax asset, net — noncurrent	55,279	51,811
Marketable securities — noncurrent	28,208	32,713
Restricted investments	29,950	14,695
Goodwill	33,829	33,449
Other assets — noncurrent	15,023	6,031

Total assets	$1,675,130	$1,371,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,483	$26,441
Income tax payable	51,197	24,487
Accrued expenses	120,526	81,438
Short-term debt	—	24,473
Current portion of long-term debt	24,629	14,836
Other current liabilities	40,414	14,803

Total current liabilities	279,249	186,478
Accrued collection and recycling liabilities	23,567	13,079
Long-term debt	108,547	68,856
Other liabilities — noncurrent	13,166	5,632

Total liabilities	424,529	274,045
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 80,037,993 and 78,575,211 shares issued and outstanding at June 28, 2008 and December 29, 2007, respectively	80	79
Additional paid-in capital	1,127,247	1,079,775
Accumulated earnings	129,185	12,895
Accumulated other comprehensive income (loss)	(5,911)	4,518

Total stockholders’ equity	1,250,601	1,097,267

Total liabilities and stockholders’ equity	$1,675,130	$1,371,312

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 28,	June 30,
	2008	2007
Cash flows from operating activities:
Cash received from customers	$429,223	$157,616
Cash paid to suppliers and employees	(301,653)	(118,742)
Interest received	10,643	7,898
Interest paid, net of amounts capitalized	(1,523)	(1,485)
Income tax	571	(5,227)
Excess tax benefit from share-based compensation arrangements	(13,953)	(14,026)
Other	(818)	(699)

Net cash provided by operating activities	122,490	25,335

Cash flows from investing activities:
Purchases of property, plant and equipment	(234,906)	(80,388)
Deposits	—	(3,229)
Purchase of marketable securities	(167,771)	(238,855)
Proceeds from maturities of marketable securities	34,750	450
Proceeds from sales of marketable securities	278,887	39,804
Increase of restricted investments	(14,943)	(5,708)

Net cash used in investing activities	(103,983)	(287,926)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,178	2,836
Repayment of long-term debt	(30,636)	(1,648)
Proceeds from issuance of debt, net of issuance costs	49,446	41,256
Excess tax benefit from share-based compensation arrangements	13,953	14,026
Proceeds from economic development funding	35,661	4,817
Other financing activities	(4)	(2)

Net cash provided by financing activities	75,598	61,285

Effect of exchange rate changes on cash and cash equivalents	12,875	1,013

Net increase (decrease) in cash and cash equivalents	106,980	(200,293)
Cash and cash equivalents, beginning of the period	404,264	308,092

Cash and cash equivalents, end of the period	$511,244	$107,799

Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$26,165	$7,743

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Six Months Ended June 28, 2008
Note 1. Basis of Presentation
     Basis of presentation. The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 27, 2008, or for any other period. The balance sheet at December 29, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 29, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     Fiscal periods. We report our results of operations using a 52 or 53 week fiscal year, which ends on the Saturday on or before December 31. Our fiscal quarters end on the Saturday closest to the end of the applicable calendar quarter. Fiscal 2008 will end on December 27, 2008 and will consist of 52 weeks.
Note 2. Summary of Significant Accounting Policies
     Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007 filed with the Securities and Exchange Commission. Our significant accounting policies reflect the adoption of Statement of Financial Accounting Standards No. (SFAS) 157, Fair Value Measurements in the first quarter of fiscal 2008.
     On December 30, 2007, the beginning of our fiscal year 2008, we adopted SFAS 157 for our financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands the financial statement disclosure requirements for fair value measurements. See Note 9 for more information about our adoption of SFAS 157 for our financial assets and financial liabilities and about our accounting policies related to fair value measurement. Our adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.
Note 3. Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS 141R, Business Combinations, which replaces SFAS 141. SFAS 141R requires most assets acquired and liabilities assumed in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair value as of the date of the acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R will be effective for us for the fiscal year 2009 and will apply to any business combinations that we might enter into after December 27, 2008.
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends previous accounting literature to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will become effective for us as of the beginning of fiscal 2010. We have not yet evaluated the impact, if any, that the adoption of SFAS 160 will have on our financial position, results of operations or cash flows.
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
     In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect SFAS 161 to have a material impact on our financial position, results of operations or cash flows.
     In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and a prioritized framework for selecting the principles to be used for preparation of the financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 replaces the U.S. GAAP hierarchy specified in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Oversight Board amendments to remove the U.S. GAAP hierarchy from the auditing standards. We do not expect SFAS 162 to have a material impact on our financial position, results of operations or cash flows.
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
     The changes in the carrying amount of goodwill for the six months ended June 28, 2008 are as follows (in thousands):

Balance as of December 29, 2007	$33,449
Goodwill adjustments	380

Balance as of June 28, 2008	$33,829

     The goodwill adjustment of $0.4 million in the first quarter of 2008 was primarily a result of adjustments made to the opening balance sheet for acquisition-related intangible assets and related deferred taxes.
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

     During the three months ended June 28, 2008, we concluded that the carrying amount of certain customer intangible assets would not be realized due to our not pursuing certain projects which did not fit our overall business strategy. We recognized the resulting impairment loss of $1.1 million in cost of sales during that period.

	As of June 28, 2008
	(Unaudited)
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Customer contracts in progress	$62	$47	$15
Customer contracts not started	394	38	356

Total	$456	$85	$371

     Amortization expense for acquisition-related intangible assets was $0.1 million for both the three and six months ended June 28, 2008.
Note 5. Economic Development Funding
     On July 26, 2006, we were approved to receive taxable investment incentives (“Investitionszuschüsse”) of approximately €21.5 million ($34.0 million at the balance sheet close rate on June 28, 2008 of $1.58/€1.00) from the State of Brandenburg, Germany. These funds will reimburse us for certain costs we incurred building our plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Receipt of these incentives is conditional upon the State of Brandenburg having sufficient funds allocated to this program to pay the reimbursements we claim. In addition, we are required to operate our facility for a minimum of five years and employ a specified number of associates during this period. Our incentive approval expires on December 31, 2009. As of June 28, 2008, we had received cash payments of $32.3 million under this program, and we had accrued an additional $0.9 million that we are eligible to receive under this program based on qualifying expenditures that we had incurred through that date.
     We were eligible to recover up to approximately €23.8 million of expenditures related to the construction of our plant in Frankfurt/Oder, Germany under the German Investment Grant Act of 2005 (“Investitionszulagen”). This act permits us to claim tax-exempt reimbursements for certain costs we incurred building our plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Tangible assets subsidized under this program have to remain in the region for at least five years. In accordance with the administrative requirements of this act, we claimed reimbursement under the Act in conjunction with the filing of our tax returns with the local German tax office during the third quarter of fiscal 2007. In addition, this program expired on December 31, 2006, and we can only claim reimbursement for investments completed by that date. The majority of our buildings and structures and our investment in machinery and equipment were completed by that date. In January 2008, we received a cash payment of $34.2 million under this program. As of June 28, 2008, there were no additional investment incentives that we were eligible to receive under this program.
Note 6. Marketable Securities
     We have classified our marketable securities as “available-for-sale.” Accordingly, they are recorded at fair value and net unrealized gains and losses are recorded as part of other comprehensive income until realized. We report realized gains and losses on the sale of our marketable securities in earnings, computed using the specific identification method. During the three months ended June 28, 2008, we did not realize any gains or losses on our marketable securities. During the six months ended June 28, 2008, we realized $0.4 million in gains and $0.1 million in losses on our marketable securities. See Note 9 for information about the fair value measurement of our marketable securities.
     All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider our marketable debt securities to be impaired when a significant decline in the issuer’s credit quality is likely to have a significant adverse effect on the fair value of the investment. Investments identified as being impaired are subject to further review to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value and a new cost basis is established.
     A summary of available-for-sale marketable securities by major security type as of June 28, 2008 is as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government obligations	$19,439	$8	$—	$19,447
Federal agency debt	130,517	88	84	130,521

Total	$149,956	$96	$84	$149,968

     Contractual maturities of our available-for-sale marketable securities as of June 28, 2008 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
One year or less	$121,808	$17	$65	$121,760
One year to two years	28,148	79	19	28,208

Total	$149,956	$96	$84	$149,968

     The net unrealized gain on our investments as of June 28, 2008 was immaterial. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better, limits the types of acceptable investments, limits the concentration as to security holder and limits the duration of the investment.
Note 7. Consolidated Balance Sheet Details
Accounts receivable, net
     Accounts receivable, net consisted of the following at June 28, 2008 and December 29, 2007 (in thousands):

	June 28,	December 29,
	2008	2007
Accounts receivable, gross	$50,464	$18,170
Allowance for doubtful accounts	(470)	(5)

Accounts receivable, net	$49,994	$18,165

   Inventories
     Inventories consisted of the following at June 28, 2008 and December 29, 2007 (in thousands):

	June 28,	December 29,
	2008	2007
Raw materials	$75,843	$22,874
Work in process	2,842	2,289
Finished goods	28,217	15,041

Total inventories	$106,902	$40,204

   Prepaid expenses and other current assets
     Prepaid expenses and other current assets consisted of the following at June 28, 2008 and December 29, 2007 (in thousands):

	June 28,	December 29,
	2008	2007
Prepaid expenses	$3,599	$5,493
Prepaid supplies	11,114	4,643
Prepaid taxes — current	968	13,042
Pending sale of marketable securities	—	28,600
Derivative instruments — current	1,147	104
Other current assets	15,357	12,898

Total prepaid expenses and other current assets	$32,185	$64,780

   Property, plant and equipment, net
     Property, plant and equipment, net consisted of the following at June 28, 2008 and December 29, 2007 (in thousands):

	June 28,	December 29,
	2008	2007
Buildings and improvements	$109,962	$44,679
Machinery and equipment	324,066	170,125
Office equipment and furniture	13,524	7,365
Leasehold improvements	11,083	4,046

Depreciable property, plant and equipment, gross	458,635	226,215
Accumulated depreciation	(66,852)	(43,134)

Depreciable property, plant and equipment, net	391,783	183,081
Land	3,712	3,046
Construction in progress	278,773	243,977

Property, plant and equipment, net	$674,268	$430,104

     Depreciation of property, plant and equipment was $13.4 million and $6.1 million for the three months ended June 28, 2008 and June 30, 2007, respectively and was $23.5 million and $11.2 million for the six months ended June 28, 2008 and June 30, 2007, respectively.
     We incurred and capitalized interest cost (into our property, plant and equipment) as follows during the three and six months ended June 28, 2008 and June 30, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Interest cost incurred	$1,303	$1,474	$2,812	$2,522
Interest capitalized	(1,303)	(191)	(2,808)	(1,038)

Interest expense, net	$—	$1,283	$4	$1,484

   Accrued expenses
     Accrued expenses consisted of the following at June 28, 2008 and December 29, 2007 (in thousands):

	June 28,	December 29,
	2008	2007
Product warranty liability	$10,865	$7,276
Accrued compensation and benefits	11,766	21,862
Accrued property, plant and equipment	45,945	35,220
Accrued inventory	27,580	4,811
Accrued financing fees	4,194	—
Other accrued expenses	20,176	12,269

Total accrued expenses	$120,526	$81,438

   Other current liabilities
     Other current liabilities consisted of the following at June 28, 2008 and December 29, 2007 (in thousands):

	June 28,	December 29,
	2008	2007
Derivative instruments — current	$29,926	$3,579
Other current liabilities	10,488	11,224

Total other current liabilities	$40,414	$14,803

Note 8. Derivative Financial Instruments
     As a global company, we are exposed in the normal course of business to interest rate risk and foreign currency risk that could affect our net assets, financial position and results of operations. It is our policy to use derivative financial instruments to minimize or eliminate these risks that are associated with our operating activities and the associated financing requirements. We use derivative financial instruments exclusively to hedge actual or forecasted transactions. We do not use derivative financial instruments for speculative or trading purposes. Our use of derivative financial instruments is subject to strict internal controls based on centrally defined mechanisms and guidelines. The various risk classes and risk management systems are described below. See Note 9 for information about the fair value measurement of our derivative financial instruments.
   Interest Rate Risk
     We use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use interest rate swap agreements for speculative or trading purposes. We have interest rate swaps with a financial institution that effectively converts to fixed rates the floating variable rate of the Euro Interbank Offered Rate (Euribor) on certain drawdowns taken on the term loan portion of our credit facility with a consortium of banks led by IKB Deutsche Industriebank AG. These interest rate swap agreements are required under the credit facility agreement. As of June 28, 2008, the total notional value of the interest rate swaps was €43.7 million ($69.0 million at the balance sheet close rate on June 28, 2008 of $1.58/€1.00).

     The notional amounts of the interest rate swaps are scheduled to decline in accordance with our scheduled principal payments on the hedged term loan drawdowns. These derivative financial instruments qualified for accounting as cash flow hedges in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and we designated them as such. As a result, we classified the aggregate fair value of the interest rate swap agreements, which was $1.3 million at June 28, 2008, with other assets on our balance sheet. We record changes in that fair value in other comprehensive income. We assessed the interest rate swap agreements as highly effective cash flow hedges as of June 28, 2008.
Foreign Currency Exchange Risk
Cash Flow Exposure
     We have forecasted future cash flows, including revenues and expenses, denominated in currencies other than the relevant entity’s functional currency. Our primary cash flow exposures are customer collections and vendor payments. Changes in the relevant entity’s functional currency value will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. We may enter into foreign exchange forward contracts or other derivatives to hedge the value of a portion of these cash flows. We account for these foreign exchange contracts as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged transaction is settled.
     We purchased forward contracts to hedge the exchange risk on forecasted cash flows denominated in euro. As of June 28, 2008, the unrealized loss of these forward contracts was $28.3 million. The total notional value of the forward contracts was €252.0 million ($398.2 million at the balance sheet close rate on June 28, 2008 of $1.58/€1.00) on June 28, 2008. The forward exchange rates for these contracts range between $1.44/€1.00 and $1.46/€1.00.
     The foreign exchange contracts that hedge our forecasted future cash flows qualified for accounting as cash flow hedges in accordance with SFAS 133, and we designated them as such. As a result, we report the aggregate fair value on our balance sheet, and we record changes in that fair value in other comprehensive income. We determined that these derivative financial instruments were highly effective cash flow hedges as of June 28, 2008.
Transaction Exposure
     We have certain assets and liabilities, primarily receivables, investments and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, results of operations and cash flows. We may enter into foreign exchange forward contracts or other instruments to minimize the short-term foreign currency fluctuations on these assets and liabilities. The gains and losses on the foreign exchange forward contracts offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency receivables, investments and payables.
     In 2007 and during the six months ended June 28, 2008, we purchased forward foreign exchange contracts to hedge certain foreign currency denominated long-term debt. We recognize gains or losses from the fluctuation in foreign exchange rates and the valuation of these hedging contracts in foreign currency gain (loss) on our consolidated statements of operations. As of June 28, 2008, we had the following two outstanding foreign exchange hedge contracts:
•	Sell €20.0 million ($26.8 million at a fixed exchange rate of $1.34/€1.00). Unrealized mark-to-market losses recorded on this contract as of June 28, 2008 were $4.2 million. The contract is scheduled to settle on February 27, 2009.

•	Purchase €32.4 million ($50.2 million at a fixed exchange rate of $1.55/€1.00). Unrealized mark-to-market gains recorded on this contract as of June 28, 2008 were $0.9 million. The contract settled on July 3, 2008.
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
     When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we will measure fair value using valuation techniques that use, when possible, current market-based or independently- sourced market parameters, such as interest rates and currency rates. Following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report on our balance sheet at fair value on a recurring basis:
•	Marketable securities. As of June 28, 2008, our marketable securities consisted primarily of U.S. government obligations and federal agency debt. Our marketable securities are valued using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We consider the effect of our counterparties’ credit standing in our valuations of our marketable securities holdings.

•	Derivative assets and liabilities. Our derivative assets and liabilities consist of foreign exchange forward contracts involving major currencies and interest rate swaps involving a benchmark interest rate. Since our derivative assets and liabilities are not traded on an exchange, they are valued using valuation models. Interest rate yield curves and foreign exchange rates are the significant inputs into these valuation models. These inputs are observable in active markets over the terms of the instruments we hold, and accordingly, we classify these valuation techniques as Level 2 in the hierarchy. We consider the effect of our own credit standing and that of our counterparties in our valuations of our derivative financial instruments.
     As of June 28, 2008, information about inputs into the fair value measurements of our assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows (in thousands):

		Fair Value Measurements at Reporting
		Date Using
		Quoted Prices
	Total Fair	in Active	Significant
	Value and	Markets for	Other	Significant
	Carrying	Identical	Observable	Unobservable
	Value on Our	Assets	Inputs	Inputs
Description	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$149,968	$—	$149,968	$—
Derivative assets	2,201	—	2,201	—

Total assets	$152,169	$—	$152,169	$—

Liabilities:
Derivative liabilities	$32,459	$—	$32,459	$—

Note 10. Debt

     Our long-term debt at June 28, 2008 and December 29, 2007 consisted of the following (in thousands):

	June 28,	December 29,
	2008	2007
Euro denominated loan, variable interest Euribor plus 1.6%, due 2008 through 2012	$68,914	$67,761
2.25% loan, due 2006 through 2015	12,394	13,226
0.25% — 3.25% loan, due 2007 through 2009	2,501	3,334
Euro denominated loan, variable interest Euribor plus 0.55%, due 2008 through 2015	25,548	—
Euro denominated 4.54% loan, due 2008 through 2015	25,548	—
Capital lease obligations	7	9

	134,912	84,330
Less unamortized discount	(1,736)	(638)

Total long-term debt	133,176	83,692
Less current portion	(24,629)	(14,836)

Noncurrent portion	$108,547	$68,856

     We had outstanding borrowings of $24.5 million at December 29, 2007, which we classified as short-term debt. In February 2008, we repaid the full amount of our short-term debt, which related to our bridge loan with a consortium of banks led by IKB Deutsche Industriebank AG.
     On May 6, 2008, in connection with the plant expansion at our Malaysian manufacturing center, First Solar Malaysia Sdn. Bhd. (“FS Malaysia”), our indirect wholly owned subsidiary entered into an export financing facility agreement (“Facility Agreement”) with IKB Deutsche Industriebank AG (“IKB”) as arranger NATIXIS Zweigniederlassung Deutschland (“NZD”) as facility agent and original lender, AKA Ausfuhrkredit-Gesellschaft mbH (“AKA”), as original lender and NATIXIS Labuan Branch (“NLB”) as security agent. Pursuant to the terms of the Facility Agreement, the lenders will furnish up to approximately €134.0 million ($211.7 million at the balance sheet close rate on June 28, 2008 of $1.58/€1.00) of credit facilities consisting of the following:
     (1) Five fixed-rate euro-denominated term loan facilities, which have the following maximum aggregate amounts:
a)	€16.9 million ($26.7 million at the balance sheet close rate on June 28, 2008 of $1.58/€1.00);

b)	€16.3 million ($25.8 million at the balance sheet close rate on June 28, 2008 of $1.58/€1.00);

c)	€16.3 million ($25.8 million at the balance sheet close rate on June 28, 2008 of $1.58/€1.00);

d)	€16.3 million ($25.8 million at the balance sheet close rate on June 28, 2008 of $1.58/€1.00);

e)	€1.2 million ($1.9 million at the balance sheet close rate on June 28, 2008 of $1.58/€1.00); and
     (2) Five floating-rate euro-denominated term loan facilities, which have the following maximum aggregate amounts:
a)	€16.9 million ($26.7 million at the balance sheet close rate on June 28, 2008 of $1.58/€1.00);

b)	€16.3 million ($25.8 million at the balance sheet close rate on June 28, 2008 of $1.58/€1.00);

c)	€16.3 million ($25.8 million at the balance sheet close rate on June 28, 2008 of $1.58/€1.00);

d)	€16.3 million ($25.8 million at the balance sheet close rate on June 28, 2008 of $1.58/€1.00); and

e)	€1.2 million ($1.9 million at the balance sheet close rate on June 28, 2008 of $1.58/€1.00).
     The loans under the fixed rate credit facilities will bear interest on the outstanding unpaid principal amount at an annual rate of 4.54%. The loans under the floating rate credit facilities will bear interest on the outstanding unpaid principal amount at Euribor plus a margin of 0.55%.
     These credit facilities are intended to be used by FS Malaysia for the purpose of (1) partially financing the purchase of certain equipment to be used at our Malaysian manufacturing center and (2) financing fees to be paid to Euler Hermes Kreditversicherungs-AG (“Euler-Hermes”), the German Export Credit Agency of Hamburg, Federal Republic of Germany, which will guaranty 95% of FS Malaysia’s obligations related to the Facility Agreement (“Hermes Guaranty”). In addition, FS Malaysia’s obligations related to the Facility Agreement are guaranteed, on an unsecured basis, by First Solar, Inc., pursuant to a guaranty agreement described below.
     The Facility Agreement requires FS Malaysia to make 14 equal semi-annual repayments of the total principal borrowed under each of the credit facilities listed above. The first of these repayments commence on the earlier of (1) the day that is six months after the date that the Malaysian manufacturing center plant to which the credit facility relates becomes ready for operation and (2) a date specified for each credit facility, the earliest of which is September 30, 2008 for the credit facilities listed as (1) a) and (2) a) above.

     FS Malaysia may voluntarily cancel commitments of the credit facilities and may make prepayments of amounts outstanding under the credit facilities, in whole or in part, subject to minimum prepayment requirements and the payment of break costs. Subject to a limited exception, in the event that the Euler-Hermes Guaranty is (1) fully or partially withdrawn, or otherwise ceases to be in full force and effect or (2) repudiated by Euler-Hermes (or its intention to repudiate is evidenced in writing), or if any of the obligations of Euler-Hermes under the Euler-Hermes Guaranty ceases to be legal, valid, binding or in full force and effect, the loans made by any lender under any of the credit facilities may, at the direction of the lender, be declared immediately due and payable.
     FS Malaysia is obligated to pay commitment fees at an annual rate of 0.375% on the unused portions of the fixed rate credit facilities and at an annual rate of 0.350% on the unused portions of the floating rate credit facilities. In addition, FS Malaysia is obligated to pay certain underwriting, management and agency fees in connection with the credit facilities.
     In connection with the Facility Agreement, First Solar, Inc. entered into a first demand guaranty agreement dated May 6, 2008 in favor of IKB, NZD, NLB and the other lenders under the Facility Agreement. As stated above, FS Malaysia’s obligations related to the Facility Agreement are guaranteed, on an unsecured basis, by First Solar pursuant to this guaranty agreement.
     In connection with the Facility Agreement, all of FS Malaysia’s obligations related to the Facility Agreement are secured by a first party, first legal charge over the equipment financed by the credit facilities and the other documents, contracts and agreements related to that equipment. Also in connection with the Facility Agreement, any payment claims of First Solar, Inc. against FS Malaysia are subordinated to the claims of IKB, NZD, NLB and the other lenders under the Facility Agreement.
     The Facility Agreement contains various financial covenants with which we must comply with, such as debt to equity ratios, total leverage ratios, interest coverage ratios and debt service coverage ratios. The Facility Agreement also contains various customary non-financial covenants which FS Malaysia must comply with, including, submitting various financial reports and business forecasts to the lenders, maintaining adequate insurance, complying with applicable laws and regulations, restrictions on FS Malaysia’s ability to sell or encumber assets and make loan guarantees to third parties.
     As of June 28, 2008, we had outstanding borrowings of €32.4 million ($51.2 million at the balance sheet close rate on June 28, 2008 of $1.58/€1.00) under the Facility Agreement.
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
     Product warranty activity during the three and six months ended June 28, 2008 and June 30, 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Product warranty liability, beginning of period	$9,261	$3,355	$7,276	$2,764
Accruals for new warranties issued (warranty expense)	1,851	820	3,843	1,549
Settlements	—	(12)	(8)	(12)
Change in estimate of warranty liability	(247)	(113)	(246)	(251)

Product warranty liability, end of period	$10,865	$4,050	$10,865	$4,050

Commitments
     As of June 28, 2008, we had the following four outstanding commercial commitments in the form of letters of credit and bank guarantees: MYR 4.0 million dated September 2007 for an energy supply agreement ($1.2 million at the balance sheet close rate on June 28, 2008 of $0.31/MYR1.00); MYR 4.0 million dated October 2007 for Malaysian custom and excise tax ($1.2 million at the balance sheet close rate on June 28, 2008 of $0.31/MYR1.00); MYR 2.2 million dated December 2007 for an energy supply agreement ($0.7 million at the balance sheet close rate on June 28, 2008 of $0.31/MYR1.00); and $1.3 million dated January 2008 for a sales and purchase agreement.
Note 12. Share-Based Compensation
     We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as an expense over the grant recipients’ requisite service periods, in accordance with SFAS 123(R). The share-based compensation expense that we recognized in our consolidated statements of operations for the three and six months ended June 28, 2008 and June 30, 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Share-based compensation expense included in:
Cost of sales	$3,162	$2,425	$5,370	$3,920
Research and development	1,501	1,495	2,466	2,653
Selling, general and administrative	10,279	2,870	17,679	5,738
Production start-up	515	210	801	465

Total share-based compensation expense	$15,457	$7,000	$26,316	$12,776

     The increase in share-based compensation expense was primarily the result of new awards.
     The following table presents our share-based compensation expense by type of award for the three and six months ended June 28, 2008 and June 30, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Stock options	$4,675	$6,980	$9,735	$12,660
Restricted stock units	10,917	42	16,445	42
Unrestricted stock	82	56	163	158
Net amount absorbed into inventory	(217)	(78)	(27)	(84)

Total share-based compensation expense	$15,457	$7,000	$26,316	$12,776

     Share-based compensation cost capitalized in our inventory was $0.6 million at June 28, 2008 and December 29, 2007. As of June 28, 2008, we had $17.6 million of unrecognized share-based compensation cost related to unvested stock option awards, which we expect to recognize as an expense over a weighted-average period of approximately 2 years, and $94.9 million of unrecognized share-based compensation cost related to unvested restricted stock units, which we expect to recognize as an expense over a weighted-average period of approximately 2 years.
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
     During the six months ended June 28, 2008, unrecognized tax benefits increased by approximately $2.8 million, all of which would impact the effective tax rate if recognized. Although there were no reductions to unrecognized tax benefits during the six months ended June 28, 2008 due to settlements, the lapse of applicable statutes of limitations or reassessments of tax positions, it is reasonably possible the Company will settle certain ongoing examinations within the next twelve months resulting in a reduction to unrecognized tax benefits of approximately $0.5 million. We operate in multiple jurisdictions throughout the world, and our tax returns are periodically audited or subject to review by both domestic and foreign tax authorities.

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
     Our subsidiary in Malaysia has been granted a tax holiday for a period of 16 1/2 years beginning on January 1, 2009 and running through June 30, 2025. The tax holiday provides for an income tax exemption of 100% on statutory income provided that certain criteria are met. We have derived a benefit in the current year from the deferred tax impact of taxable temporary differences, primarily attributable to accelerated tax depreciation, that are anticipated to reverse in a tax-free manner during the tax holiday.
Note 14. Net Income per Share
     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including employee stock options and restricted stock units.
     The reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Basic net income per share
Numerator:
Net income	$69,671	$44,418	$116,290	$49,446

Denominator:

Weighted-average shares used in computing basic net income per share	79,877	72,596	79,468	72,472

Diluted net income per share
Denominator:
Weighted-average shares used in computing basic net income per share	79,877	72,596	79,468	72,472
Effect of stock options and restricted stock units outstanding	2,127	3,493	2,338	3,268

Weighted-average shares used in computing diluted net income per share	82,004	76,089	81,806	75,740

     The following number of outstanding employee stock options and restricted stock units were excluded from the computation of diluted net income per share as it would have had an antidilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Options to purchase common stock and restricted stock units	101	166	116	137

Note 15. Comprehensive Income
     Comprehensive income, which includes foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges and unrealized gains and losses on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net income	$69,671	$44,418	$116,290	$49,446
Foreign currency translation adjustments	1	179	9,443	340
Change in unrealized gain (loss) on marketable securities, net of tax of $167 and $8 for the three and six months ended 2008, respectively	(303)	(1)	(15)	(1)
Change in unrealized (loss) gain on derivative instruments, net of tax of $(1,972) and $4,513 for 2008 for the three and six months ended 2008, respectively	3,441	817	(19,857)	836

Comprehensive income	$72,810	$45,413	$105,861	$50,621

     Components of accumulated other comprehensive income (loss) were as follows (in thousands):

	June 28,	December 29,
	2008	2007
Foreign currency translation adjustments	$15,561	$6,118
Unrealized gain on marketable securities, net of tax of $(7) for 2008 and $(15) for 2007	13	28
Unrealized loss on derivative instruments, net of tax of $5,465 for 2008 and $952 for 2007	(21,485)	(1,628)

Accumulated other comprehensive income (loss)	$(5,911)	$4,518

Note 16. Statement of Cash Flows
     Following is a reconciliation of net income to net cash provided by operating activities for the six months ended June 28, 2008 and June 30, 2007 (in thousands):

	Six Months Ended
	June 28,	June 30,
	2008	2007
Net income	$116,290	$49,446
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,869	11,150
Intangible Impairment	1,334	—
Share-based compensation	26,316	12,776
Deferred income taxes	(6,113)	(39,218)
Excess tax benefits from share-based compensation arrangements	(13,953)	(14,026)
Loss (gain) on disposal of property and equipment	133	(2)
Provision for doubtful accounts receivable	465	—
Gain on sales of investments, net	(280)	—
Provision for excess and obsolete inventories	483	(83)
Changes in operating assets and liabilities:
Accounts receivable	(34,753)	13,518
Inventories	(65,827)	(10,139)
Deferred project costs	1,235	—
Prepaid expenses and other current assets	(4,802)	(11,093)
Costs and estimated earnings in excess of billings	6	—
Other noncurrent assets	(3,340)	(319)
Billings in excess of costs and estimated earnings	(969)	—
Accounts payable and accrued expenses	84,396	13,325

Total adjustments	6,200	(24,111)

Net cash provided by operating activities	$122,490	$25,335

Note 17. Segment Reporting
     SFAS 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the company for making operating decisions and assessing financial performance. The component segment, which is our principal business, is the design, manufacture and sale of solar modules, which convert sunlight to electricity. We sell our solar modules to thirteen principal customers, which we have long term supply contracts with. These customers include project developers, system integrators and operators of renewable energy projects.

     We also sell solar power systems comprised of our solar modules and balance of system components procured from third parties directly to system owners. This may include services such as development, engineering, procurement of permits and equipment, construction management, monitoring and maintenance. For the three and six months ended June 28, 2008, we have not sold solar power systems using our solar modules, as we continued to sell third party solar modules acquired through the acquisition of Turner Renewable Energy, LLC consummated on November 30, 2007. These operations do not currently meet the quantitative criteria for segments and therefore are reflected in the Other category in the following tables (in thousands):

	Three Months Ended			Three Months Ended
	June 28, 2008			June 30, 2007
	Components	Other	Total	Components	Other	Total
Net sales	$265,101	$1,940	$267,041	$77,223	$—	$77,223
Income (loss) before income taxes	$98,890	($5,034)	$93,856	$7,864	$—	$7,864
Goodwill	$—	$33,829	$33,829	$—	$—	$—
Total Assets	$1,626,614	$48,516	$1,675,130	$723,212	$—	$723,212

	Six Months Ended			Six Months Ended
	June 28, 2008			June 30, 2007
	Components	Other	Total	Components	Other	Total
Net sales	$458,963	$4,993	$463,956	$144,172	$—	$144,172
Income (loss) before income taxes	$167,006	($7,941)	$159,065	$16,173	$—	$16,173
Goodwill	$—	$33,829	$33,829	$—	$—	$—
Total Assets	$1,626,614	$48,516	$1,675,130	$723,212	$—	$723,212
Note 18. Subsequent Events
     On July 11, 2008, we borrowed an additional €2.4 million ($3.7 million) under our Malaysia Facility Agreement. These funds have been used to cover financing fees to be paid to Euler Hermes Kreditversicherungs AG.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “objective,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict” and “continue,” the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. You should carefully consider the risks and uncertainties described under this section.
     The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “First Solar” refer to First Solar, Inc. and its subsidiaries.
Overview
     We design and manufacture solar modules using a proprietary thin film semiconductor technology that has allowed us to reduce our average solar module manufacturing costs to among the lowest in the world. Each solar module uses a thin layer of cadmium telluride semiconductor material to convert sunlight into electricity. We manufacture our solar modules on high-throughput production lines and we perform all manufacturing steps ourselves in an automated, proprietary, continuous process. In 2007 and the six months ended June 28, 2008, we sold most of our solar modules to solar project developers and system integrators headquartered in Germany, France and Spain.
     First Solar was founded in 1999 to bring an advanced thin film semiconductor process into commercial production through the acquisition of predecessor technologies and the initiation of a research, development and production program that allowed us to improve upon the predecessor technologies and launch commercial operations in January 2002. Currently, we manufacture our solar modules at our Perrysburg, Ohio, Frankfurt/Oder, Germany and Kulim, Malaysia manufacturing facilities and conduct our research and development activities at our Perrysburg, Ohio manufacturing facility. Our objective is to become, by 2010, the first solar module manufacturer to offer a solar electricity solution that generates electricity on a non-subsidized basis at a price equal to the price of retail electricity in key markets in North America, Europe and Asia.
     On January 24, 2007 we entered into a land lease agreement for a manufacturing center site in the Kulim Hi-Tech Park in the State of Kedah, Malaysia. The Malaysia site accommodates up to four plants, each with four productions lines. In April 2007, we began construction of plant one of our Malaysian manufacturing center. In the third and fourth quarters of 2007, we began construction of plants two and three respectively, and in the first quarter of 2008, we began construction of plant four. During the three months ended June 28, 2008, we commenced production at plant one, and we expect plant one to reach its full capacity in the second half of 2008; we expect plant two to reach its full capacity in the first half of 2009 and plants three and four to reach full capacity in the second half of 2009. After plant four of our Malaysian manufacturing center reaches its full capacity we will have 23 production lines and an annual global manufacturing capacity of approximately 1.1GW based on the second quarter of 2008 average run rate at our existing plants.
     On November 30, 2007, we completed the acquisition of Turner Renewable Energy, LLC, a privately held company which designed and deployed commercial solar projects for utilities and Fortune 500 companies in the United States. We have integrated the operations from this acquisition into our solar power systems and project development business.
     On February 22, 2006, we were incorporated as a Delaware corporation. Prior to that date, we operated as a Delaware limited liability company.
   Net Sales
     We generate substantially all of our net sales from the sale of solar modules. Over the past four years and the six months ended June 28, 2008, the main constraint limiting our sales has been production capacity as customer demand has exceeded the number of solar modules we could produce. We price and sell our solar modules per watt of power. As a result, our net sales can fluctuate based on our output of sellable watts. We currently sell almost all of our solar modules to solar project developers and system integrators headquartered in Germany, France and Spain, which then resell our solar modules to end-users who receive government subsidies. The majority of our sales are denominated in foreign currency and subject to the fluctuation of the exchange rate between the euro and U.S. dollar. Our net sales could be negatively impacted if legislation reduces the current subsidy programs in Europe, North America or Asia or if interest rates increase, which could impact our end-users’ ability to either meet their target return on investment or finance their projects.
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
     With our acquisition of Turner Renewable Energy, LLC on November 30, 2007, we began accounting for a small portion of our revenues using the percentage of completion method of accounting. Revenues for our solar power systems and project development business for the six months ended June 28, 2008 were $5.0 million and not material to our consolidated results of operations.
     No single customer accounted for more than 21% of our net sales in the six months ended June 28, 2008.
   Cost of sales
     Our cost of sales includes the cost of raw materials and components, such as tempered back glass, transparent conductive oxide (TCO) coated front glass, cadmium telluride, laminate, connector assemblies, laminate edge seal and others. Other items contributing to our cost of sales are direct labor and manufacturing overhead such as engineering expense, equipment maintenance, environmental health and safety, quality and production control and procurement. Cost of sales also includes depreciation of manufacturing plant and equipment and facility related expenses. In addition, we accrue warranty and solar module end-of-life collection and recycling expenses to our cost of sales.
     We implemented a program in 2005 to collect and recycle our solar modules after their use. Under our collection and recycling program, we enter into an agreement with the end-users of the photovoltaic systems that use our solar modules. In the agreement, we commit, at our expense, to remove the solar modules from the installation site at the end of their life and transport them to a processing center where the solar module materials and components will be either refurbished and resold as used panels or recycled to recover some of the raw materials. In return, the owner agrees not to dispose of the solar modules except through our end-of-life collection and recycling program or another program that we approve, and the photovoltaic system owner is responsible for disassembling the solar modules and packaging them in containers that we provide. At the time we sell a solar module, we record an expense in cost of sales equal to the present value of the estimated future end-of-life collection and recycling obligation. We subsequently record the accretion expense on this future obligation to selling, general and administrative expense.
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

Production start-up
     Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. We incurred production start-up expense of $16.9 million during 2007 in connection with the qualification of the German plant and the planning and preparation of our plants at our Malaysian manufacturing center. Production start-up expense for the six months ended June 28, 2008, was $17.4 million relating to the planning and preparation of our plants at the Malaysian manufacturing center. We expect to incur significant production start-up expense in fiscal year 2008 in connection with our plants at the Malaysian manufacturing center. In general, we expect production start-up expense per production line to be higher when we build an entirely new manufacturing facility compared with the addition of new production lines at an existing manufacturing facility, primarily due to the additional infrastructure investment required when building an entirely new facility. Over time, we expect production start-up expense to decline as a percentage of net sales and on a cost per watt basis as a result of economies of scale.
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
Results of Operations
     The following table sets forth our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.8%	63.3%	46.3%	59.5%
Gross profit	54.2%	36.7%	53.7%	40.5%
Research and development	2.9%	4.9%	2.7%	4.7%
Selling, general and administrative	16.3%	22.4%	15.6%	21.5%
Production start-up	1.7%	2.0%	3.7%	6.9%
Operating income	33.2%	7.4%	31.7%	7.4%
Foreign currency gain (loss)	0.2%	0.0%	0.3%	(0.2)%
Interest income	1.8%	4.9%	2.5%	5.5%

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Interest expense, net	0.0%	1.6%	0.0%	1.1%
Other income (expense), net	(0.2)%	(0.6)%	(0.2)%	(0.4)%
Income tax benefit (expense)	(9.1)%	47.3%	(9.2)%	23.1%
Net income	26.1%	57.4%	25.1%	34.3%
Three Months Ended June 28, 2008 and June 30, 2007
Net sales

	Three Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Three Month Period Change
Net sales	$267,041	$77,223	$189,818	245.8%
     Net sales increased by $189.8 million from $77.2 million in the three months ended June 30, 2007 to $267.0 million in the three months ended June 28, 2008, primarily as a result of a 216% increase in the MW volume of solar modules sold. The increase in the MW volume of solar modules sold was due to commencement of production at our first Malaysian facility, full production of our German facility, and continued improvements to our overall production throughput. In addition, the average number of sellable watts per solar module increased by 6% and the average selling price increased to $2.57 in the three months ended June 28, 2008 from $2.37 in the three months ended June 30, 2007. Our average selling price was positively impacted by $0.32 due to a favorable foreign exchange rate between the U.S. dollar and the euro; which was partially offset by a price decline of $0.12. During the three months ended June 28, 2008 and June 30, 2007, approximately 84% and 100%, respectively, of our net sales resulted from sales of solar modules to customers headquartered in Germany.
Cost of sales

	Three Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Three Month Period Change
Cost of sales	$122,341	$48,852	$73,489	150.4%
% of net sales	45.8%	63.3%
     Cost of sales increased by $73.5 million from $48.9 million in the three months ended June 30, 2007 to $122.3 million in the three months ended June 28, 2008, primarily as a result of higher production and sales volumes resulting from the full production ramp of our German facility and initial production at our first Malaysian facility. These factors caused a $42.5 million increase in direct material expense, a $4.8 million increase in warranty costs and end-of-life costs relating to the collection and recycling of our solar modules, a $1.8 million increase in sales freight and other costs and a $24.4 million increase in manufacturing overhead costs. The increase in manufacturing overhead costs was due to a $10.9 million increase in salaries and personnel-related expenses, including a $0.7 million increase in share-based compensation expense, a $7.0 million of increase in facility and related expenses, and a $6.5 million increase in depreciation expense, in each case primarily resulting from increased infrastructure associated with our German and Malaysian facilities.
     Gross profit

	Three Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Three Month Period Change
Gross profit	$144,700	$28,371	$116,329	410.0%
% of net sales	54.2%	36.7%
     Gross profit increased by $116.3 million from $28.4 million in the three months ended June 30, 2007 to $144.7 million in the three months ended June 28, 2008, reflecting an increase in net sales. For the three months ended June 28, 2008 foreign exchange gains contributed approximately 3.1 percentage points to our gross margin. As a percentage of net sales, gross profit increased 17.5 percentage points from 36.7% to 54.2%, representing increased leverage of our fixed cost infrastructure and scalability associated with our German and Malaysian expansions, which drove a 216% increase in the number of MW sold over the same time period. Additionally, we incurred $6.4 million of cost associated with the ramp of our first Malaysian facility in the three months ended June 28, 2008 compared with $7.6 million of costs associated with the ramp of our German facility in the three months ended June 28, 2007.
Research and development

	Three Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Three Month Period Change
Research and development	$7,725	$3,763	$3,962	105.3%
% of net sales	2.9%	4.9%
     Research and development expense increased by $4.0 million from $3.8 million in the three months ended June 30, 2007 to $7.7 million in the three months ended June 28, 2008, primarily as a result of an increase in headcount, which resulted in a $2.4 million increase in personnel-related expense, while share-based compensation expense remained unchanged. In addition, depreciation, equipment and lab supply expenses increased by $1.7 million, which was partially offset by a $0.2 million decrease in consulting expense.
     Selling, general and administrative

	Three Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Three Month Period Change
Selling, general and administrative	$43,626	$17,285	$26,341	152.4%
% of net sales	16.3%	22.4%
     Selling, general and administrative expense increased by $26.3 million from $17.3 million in the three months ended June 30, 2007 to $43.6 million in the three months ended June 28, 2008, primarily as a result of an increase in headcount, which resulted in a $19.2 million increase in personnel-related expense including a $7.4 million increase in share-based compensation expense. In addition, legal and professional service fees expense increased by $3.7 million and all other expenses increased by $3.4 million, primarily as a result of infrastructure build out related to our continued expansion and increased compliance costs associated with being a public company.
Production start-up

	Three Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Three Month Period Change
Production start-up	$4,622	$1,523	$3,099	203.5%
% of net sales	1.7%	2.0%
     In the three months ended June 28, 2008, we incurred $4.6 million of production start-up expense related to our sixteen line Malaysian expansion, which included related legal and regulatory costs, compared with $1.5 million of production start-up expense related to the ramp and qualification of our four line German plant during the three months ended June 30, 2007. Production start-up expense is primarily attributable to the cost of labor and material and depreciation expense to run and qualify the line prior to production, related facility expenses, management of our replication process and third party expenses.
     Foreign currency gain (loss)

	Three Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Three Month Period Change
Foreign currency gain	$647	$21	$626	N.M.
     Foreign currency gain increased by $0.6 million in the three months ended June 28, 2008 compared with the three months ended June 30, 2007, primarily as a result of a significant increase in the amount of our euro exposure in the three months ended June 28, 2008 compared with the three months ended June 30, 2007 and the relative increase in the volatility of the U.S. dollar to the euro exchange rate for the three months ended June 28, 2008.
Interest income

	Three Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Three Month Period Change
Interest income	$4,923	$3,773	$1,150	30.5%
     Interest income increased by approximately $1.2 million from $3.8 million in the three months ended June 30, 2007 to $4.9 million in the three months ended June 28, 2008, primarily as a result of higher cash, cash equivalents and marketable securities balances in the three months ended June 28, 2008, partially offset by a decline in interest rates.

Interest expense, net

	Three Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Three Month Period Change
Interest expense, net	$—	$(1,283)	$1,283	100.0%
     Interest expense, net of amounts capitalized, decreased by $1.3 million during the three months ended June 28, 2008 compared with the three months ended June 30, 2007, primarily as a result of higher amounts of interest expense capitalized.
Other income (expense), net

	Three Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Three Month Period Change
Other income (expense), net	$(441)	$(447)	$6	1.3%
     Other income (expense), net decreased by an immaterial amount in the three months ended June 28, 2008 compared with the three months ended June 30, 2007. Other expense consists mainly of financing fees related to our credit facility with a consortium of banks led by IKB Deutsche Industriebank AG and our export financing Facility Agreement.
Income tax benefit (expense)

	Three Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Three Month Period Change
Income tax benefit (expense)	$(24,185)	$36,554	$(60,739)	(166.2)%
     Income tax expense increased by $60.7 million from a tax benefit of $36.6 million in the three months ended June 30, 2007 to a tax expense of $24.2 million in the three months ended June 28, 2008. Our effective tax rate was 25.8% for the three months ended June 28, 2008. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate primarily due to the benefit associated with foreign income taxed at lower rates and the beneficial impact of a Malaysian tax holiday effective in 2009 on Malaysian deferred taxes, partially offset by an anticipated tax return to tax provision true-up and non-deductible expenses that increase the effective tax rate. The beneficial impact of the Malaysian tax holiday effective in 2009 to our effective tax rate was 5% for the three months ended June 28, 2008. The income tax benefit of $36.6 million in the three months ended June 30, 2007 is mainly due to the reversal of valuation allowances of $39.2 million against previously established U.S. deferred income tax assets, offset by $2.6 million in current income tax provision.
Six Months Ended June 28, 2008 and June 30, 2007
     Net sales

	Six Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Six Month Period Change
Net sales	$463,956	$144,172	$319,784	221.8%
     Net sales increased by $319.8 million from $144.2 million in the six months ended June 30, 2007 to $464.0 million in the six months ended June 28, 2008, primarily as a result of a 196% increase in the MW volume of solar modules sold. The increase in the MW volume of solar modules sold was due to the full production ramp of our German facility and commencement of production at our first Malaysian facility and continued improvements to our overall production throughput. In addition, the average number of sellable watts per solar module increased by 7% in the six months ended June 28, 2008 and the average selling price increased to $2.52 in the six months ended June 28, 2008 from $2.35 in the six months ended June 30, 2007. Our average selling price was positively impacted by $0.30 due to a favorable foreign exchange rate between the U.S. dollar and the euro; which was partially offset by a price decline of $0.13. During the six months ended June 28, 2008 and June 30, 2007, approximately 85% and 99%, respectively, of our net sales resulted from sales of solar modules to customers headquartered in Germany.
Cost of sales

	Six Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Six Month Period Change
Cost of sales	$214,932	$85,759	$129,173	150.6%
% of net sales	46.3%	59.5%

     Cost of sales increased by $129.2 million from $85.8 million in the six months ended June 30, 2007 to $214.9 million in the six months ended June 28, 2008, primarily as a result of higher production and sales volumes resulting from the full production ramp of our German facility and initial production at our first Malaysian plant. These factors caused a $74.2 million increase in direct material expense, a $9.3 million increase in warranty costs and end-of-life costs relating to the collection and recycling of our solar modules, a $2.9 million increase in sales freight and other costs and a $42.8 million increase in manufacturing overhead costs. The increase in manufacturing overhead costs was due to a $20.8 million increase in salaries and personnel-related expenses as a result of increased head count, including a $1.5 million increase in share-based compensation expense, a $12.6 million increase in facility and related expenses and a $9.4 million increase in depreciation expense. In each case the increased manufacturing overhead was primarily associated from infrastructure associated with our German and Malaysian build-outs.
Gross profit

	Six Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Six Month Period Change
Gross profit	$249,024	$58,413	$190,611	326.3%
% of net sales	53.7%	40.5%
     Gross profit increased by $190.6 million from $58.4 million in the six months ended June 30, 2007 to $249.0 million in the six months ended June 28, 2008, reflecting an increase in net sales. For the six months ended June 28, 2008 foreign exchange gains resulting in higher average selling prices contributed approximately 2.7 percentage points to our gross margin. As a percentage of net sales, gross profit increased 13.2 percentage points from 40.5% to 53.7%, representing increased leverage of our fixed cost infrastructure and scalability associated with our plant expansions, which drove a 196% increase in the number of MW sold over the same time period. Additionally, we incurred $6.4 million of cost associated with the ramp of our first Malaysian facility in the six months ended June 28, 2008 compared with $7.6 million of costs associated with the ramp of our German facility in the six months ended June 30, 2007.
Research and development

	Six Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Six Month Period Change
Research and development	$12,485	$6,821	$5,664	83.0%
% of net sales	2.7%	4.7%
     Research and development expense increased by $5.7 million from $6.8 million in the six months ended June 30, 2007 to $12.5 million in the six months ended June 28, 2008, primarily as a result of an increase in headcount, which resulted in a $3.8 million increase in personnel-related expense, including a $0.2 million decrease in share-based compensation expense. In addition, depreciation, equipment and lab supply expenses increased by $2.4 million, which was partially offset by a $0.5 million decrease in consulting expense.
Selling, general and administrative

	Six Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Six Month Period Change
Selling, general and administrative	$72,297	$30,975	$41,322	133.4%
% of net sales	15.6%	21.5%
     Selling, general and administrative expense increased by $41.3 million from $31.0 million in the six months ended June 30, 2007 to $72.3 million in the six months ended June 28, 2008, primarily as a result of an increase in headcount, which resulted in a $29.4 million increase in personnel-related expense including a $11.9 million increase in share-based compensation expense. In addition, legal and professional service fees expense increased by $6.3 million and all other expenses increased by $5.6 million, primarily as a result of infrastructure build out related to our continued expansion and increased compliance cost associated with being a public company.
Production start-up

	Six Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Six Month Period Change
Production start-up	$17,383	$9,997	$7,386	73.9%
% of net sales	3.7%	6.9%

     In the six months ended June 28, 2008, we incurred $17.4 million of production start-up expense related to our sixteen line Malaysian expansion, which included related legal and regulatory costs, compared with $10.0 million of production start-up expense related to the ramp and qualification of our four line German plant during the six months ended June 30, 2007. Production start-up expense is primarily attributable to the cost of labor and material and depreciation expense to run and qualify the line prior to production, related facility expenses, management of our replication process and third party expenses.
Foreign currency gain (loss)

	Six Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Six Month Period Change
Foreign currency gain (loss)	$1,421	$(249)	$1,670	N.M.
     Foreign currency gain for six months ended June 28, 2008 was $1.4 million compared with a foreign currency loss of $0.2 million for the six months ended June 30, 2007. This was primarily as a result of a significant increase in the amount of our euro exposure in the six months ended June 28, 2008 compared with the six months ended June 30, 2007 and the relative increase in the volatility of the U.S. dollar to the euro exchange rate for the six months ended June 28, 2008.
     Interest income

	Six Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Six Month Period Change
Interest income	$11,608	$7,900	$3,708	46.9%
     Interest income increased by $3.7 million from $7.9 million in the six months ended June 30, 2007 to $11.6 million in the six months ended June 28, 2008, primarily as a result of higher cash, cash equivalents and marketable securities balances in the six months ended June 28, 2008, partially offset by a decline in interest rates.
Interest expense, net

	Six Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Six Month Period Change
Interest expense, net	$(4)	$(1,484)	$1,480	99.7%
     Interest expense, net of amounts capitalized, decreased by $1.5 million during the six months ended June 28, 2008 compared with the six months ended June 30, 2007, primarily as a result of higher amounts of interest expense capitalized.
Other income (expense), net

	Six Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Six Month Period Change
Other income (expense), net	$(819)	$(614)	$(205)	(33.4)%
     Other income (expense), net increased by $0.2 million during the six months ended June 28, 2008 compared with the six months ended June 30, 2007. Other expense consists mainly of financing fees related to our credit facility with a consortium of banks led by IKB Deutsche Industriebank AG and our export financing Facility Agreement.
Income tax benefit (expense)

	Six Months Ended
(Dollars in thousands)	June 28, 2008	June 30, 2007	Six Month Period Change
Income tax benefit (expense)	$(42,775)	$33,273	$(76,048)	(228.6)%
     Income tax expense increased by $76.0 million from a tax benefit of $33.3 million in the six months ended June 30, 2007 to a tax expense of $42.8 million in the six months ended June 28, 2008. Our effective tax rate was 26.9% for the six months ended June 28, 2008. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate primarily due to the benefit associated with foreign income taxed at lower rates and the beneficial impact of a Malaysian tax holiday effective in 2009 on Malaysian deferred taxes, partially offset by an anticipated tax return to tax provision true-up and non-deductible expenses that increase the effective tax rate. The beneficial impact of the Malaysian tax holiday effective in 2009 to our effective tax rate was 2.9% for the six months ended June 28, 2008. The income tax benefit of $33.3 million in the six months ended June 30, 2007 is mainly due to the reversal of valuation allowances of $39.2 million against previously established U.S. deferred income tax assets, offset by $6.0 million in current income tax provision.
Critical Accounting Policies and Estimates
     For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 29, 2007 filed with the Securities and Exchange Commission. There have been no changes to our critical accounting policies since December 29, 2007, with the exception of our adoption of SFAS 157, Fair Value Measurements, effective December 30, 2007, the first day of our fiscal year 2008. SFAS 157 establishes a framework for the fair value measurement of our marketable securities and derivative instruments.
Recent Accounting Pronouncements
     See Note 3 for a summary of recent accounting pronouncements.
Liquidity and Capital Resources
     As of June 28, 2008, we had $661.2 million in cash, cash equivalents and marketable securities compared with $669.7 million at December 29, 2007.
Operating Activities
     Cash provided by operating activities was $122.5 million in the six months ended June 28, 2008 compared with $25.3 million in the six months ended June 30, 2007. Cash received from customers increased to $429.2 million during the six months ended June 28, 2008 from $157.6 million during the six months ended June 30, 2007 primarily due to an increase in net sales. This increase was partially offset by cash paid to suppliers and employees of $301.7 million in the six months ended June 28, 2008 compared with cash paid to suppliers and employees of $118.7 million in the six months ended June 30, 2007, mainly due to an increase in raw material and component purchases, an increase in personnel-related costs due to higher headcount and other costs supporting our global expansion.
Investing Activities
     Cash used in investing activities was $104.0 million in the six months ended June 28, 2008 compared with cash used of $287.9 million in the six months ended June 30, 2007. Capital expenditures were $234.9 million during the six months ended June 28, 2008 and $80.4 million in the six months ended June 30, 2007. The increase in capital expenditures was primarily due to our investments related to the construction of our new plants in Malaysia. Cash provided by investing activities resulted primarily from the net proceeds of marketable securities of $145.9 million in the six months ended June 28, 2008. In addition, we placed $14.9 million of cash in restricted accounts to fund our solar module collection and recycling program in the six months ended June 28, 2008.
Financing Activities
     Cash provided by financing activities was $75.6 million in the six months ended June 28, 2008 compared with $61.3 million in the six months ended June 30, 2007. Cash provided by financing activities for the six months ended June 28, 2008 resulted primarily from an increase in investment incentives related to the construction of our plant in Frankfurt/Oder, Germany of $35.7 million and proceeds from the issuance of debt, net of issuance cost, of $49.4 million related to the equipment export facility agreement for our Malaysian manufacturing center. See Note 10 for more information about these new credit facilities. This increase was partially offset by the repayment of long-term debt of $30.6 million in the six months ended June 28, 2008. In the six months ended June 30, 2007 we received $41.3 million from additional drawings under our credit facilities with a consortium of banks led by IKB Deutsche Industriebank AG related to the financing of our German manufacturing facility. Proceeds from the issuance of common stock for the six months ended June 28, 2008 were $7.2 million compared with $2.8 million for the six months ended June 30, 2007 mainly due to proceeds received from the exercise of employee stock options.

Contractual Obligations
     Our contractual obligations other than in the ordinary course of business have not materially changed since the end of our fiscal year 2007 with the exception of our export financing agreement for First Solar Malaysia (see Note 10). See also our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, for additional information regarding our contractual obligations.
     We believe that our current cash and cash equivalents, marketable securities, cash flows from operating activities and low interest debt financings for our German plant and our Malaysian plants under the facility agreement will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan. As a result, we may engage in one or more debt or equity financings in the future that could result in increased expenses or dilution to our existing stockholders. If we are unable to obtain debt or equity financing on reasonable terms, we may be unable to execute our expansion strategy.
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
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of June 28, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     Our international operations accounted for approximately 98.9% of our net sales in the six months ended June 28, 2008 and 100.0% of our net sales in the six months ended June 30, 2007; all of which were denominated in euros. As a result, we have exposure to foreign exchange risk with respect to almost all of our net sales. Fluctuations in exchange rates, particularly in the U.S. dollar to euro exchange rate, affect our gross and net profit margins and could result in foreign exchange and operating losses. Historically, most of our exposure to foreign exchange risk has related to currency gains and losses between the times we sign and settle our sales contracts. For example, our Long Term Supply Contracts obligate us to deliver solar modules at a fixed price in euros per watt and do not adjust for fluctuations in the U.S. dollar to euro exchange rate. In the six months ended June 28, 2008, a 10% change in the euro exchange rates would have impacted our net sales by $46.4 million. With the expansion of our manufacturing operations into Germany and the current expansion into Malaysia, many of our operating expenses for the plants in these countries will be denominated in the local currency.
     In the past, currency exchange rate fluctuations have had an impact on our business and results of operations. For example, currency exchange rate fluctuations positively impacted our cash flows by $12.9 million in the six months ended June 28, 2008 and positively impacted our cash flows by $1.0 million in the six months ended June 30, 2007. Although we cannot predict the impact of future currency exchange rate fluctuations on our business or results of operations, we believe that we may have increased risk associated with currency exchange rate fluctuations in the future.
     As of June 28, 2008, we had two outstanding foreign exchange forward contracts to sell €20.0 million ($26.8 million at a fixed exchange rate of $1.34/€1.00) and purchase €32.4 million ($50.2 million at a fixed exchange rate of $1.55/€1.00). The first contract is due to settle on February 27, 2009 and the second contract settled on July 3, 2008. These currency forward contracts hedge an intercompany loan and third party balance sheet exposure.
     Most of our German plant’s operating expenses are denominated in euros, creating natural hedges against the currency risk in our net sales. In addition, we purchased forward contracts to hedge the exchange risk on forecasted cash flows denominated in euro. The total notional value of the forward contracts was €252.0 million ($398.2 million at the balance sheet close rate on June 28, 2008 of $1.58/€1.00) on June 28, 2008.
     Interest Rate Risk

     We are exposed to interest rate risk because many of our end-users depend on debt and tax equity financing to purchase and install a solar electricity generation system. Although the useful life of a solar electricity generation system is approximately 25 years, end-users of our solar modules must pay the entire cost of the system at the time of installation. As a result, many of our end-users rely on debt financing to fund their up-front capital expenditure and final project. An increase in interest rates could make it difficult for our end-users to secure the financing necessary to purchase and install a system on favorable terms, or at all, and thus lower demand for our solar modules and system development services and reduce our net sales. In addition, we believe that a significant percentage of our end-users install solar electricity generation systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in a system or make alternative investments more attractive relative to solar electricity generation systems, which, in each case, could cause these end-users to seek alternative investments that promise higher returns.
     During 2006, we entered into a credit facility with a consortium of banks led by IKB Deutsche Industriebank AG, which bears interest at Euribor plus 1.6% for a term loan, Euribor plus 2.0% for a bridge loan and Euribor plus 1.8% for a revolving credit facility.
     During May of 2008, we entered into the Facility Agreement with IKB, Natixis, Natixis Labuan Branch and Ausfuhrkredit-Gesellschaft mbH which is denominated in euro. The loans under fixed-rate credit facility will bear interest on the outstanding unpaid principal balance at an annual rate of 4.54%. The loans under the floating-rate credit facility will bear interest on the outstanding unpaid principal balance at Euribor plus a margin of 0.55%.
     As of June 28, 2008, we hedged our exposure to changes in Euribor using interest rate swaps with a combined notional value of €43.7 million ($69.0 million at the balance sheet close rate on June 28, 2008 of $1.58/€1.00).
     In addition, we invest some of our cash in debt securities, which exposes us to interest rate risk. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including money market funds, government and non-government debt securities and certificates of deposit. As of June 28, 2008, our fixed-income investments earned a pretax yield of approximately 2.3%, with a weighted average maturity of 3 months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total investment portfolio could decrease (increase) by approximately $0.9 million. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our financial position, results of operations or cash flows. As of June 28, 2008, all of our investments were in money market accounts or U.S. government securities and federal agency debt.
Commodity and Component Risk
     We are exposed to price risks for the raw materials, components and energy costs used in the manufacture and transportation of our solar modules. Also, some of our raw materials and components are sourced from a limited number of suppliers or a sole supplier. We endeavor to qualify multiple suppliers, a process which could take up to 12 months if successful, but some suppliers are unique and it may not be feasible to qualify second source suppliers. In some cases, we also enter into long term supply contracts for raw materials and components, but these arrangements are normally of shorter duration than the term of our Long Term Supply Contracts with our customers. As a result, we remain exposed to price changes in the raw materials and components used in our modules. In addition, a failure by a key supplier could disrupt our supply chain which could result in higher prices for our raw materials and components and even a disruption in our manufacturing process. Since our selling price under our Long Term Supply Contracts does not adjust in the event of price changes in our underlying raw material or component and require minimum deliveries of our products during their term, we are unable to pass along changes in the cost of the raw materials and components for our products and may be in default of our delivery obligations if we experience a manufacturing disruption.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of June 28, 2008 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 28, 2008, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the six months ended June 28, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting during the six months ended June 28, 2008.
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
     In accordance with SFAS 5, “Accounting for Contingencies,” we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review these liabilities at least quarterly and adjust them to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2007 and our registration statement on Form S-1/A filed on August 3, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our registration statement on Form S1/A are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The risk factors included in our Annual Report on Form 10-K for the year ended December 29, 2007 and our registration statement on Form S-1/A filed on August 3, 2007, have not materially changed.

Item 4. Submission of Matters to a Vote of Security Holders
     We held our 2008 Annual Meeting of Stockholders on May 23, 2008. At the meeting, our stockholders voted on the following two proposals and cast their votes as follows to approve such proposals:
     Proposal 1: To elect the following eight nominees to First Solar’s board of directors, each to serve on our board of directors until the next annual meeting of stockholders or until his successor has been elected and qualified:

Nominee	For	Withheld
Michael J. Ahearn	71,816,155	1,229,894
Craig Kennedy	72,639,315	406,734
James F. Nolan	70,976,925	2,069,124
J. Thomas Presby	71,065,583	1,980,466
Bruce Sohn	72,230,057	815,992
Paul H. Stebbins	72,230,610	815,439
Michael Sweeney	72,562,256	483,793
José H. Villarreal	71,947,090	1,098,959
     Proposal 2: To ratify the appointment of PricewaterhouseCoopers, LLP as First Solar’s independent registered public accounting firm for the fiscal year ending December 27, 2008:

For	Against	Abstain
72,971,909	55,738	18,402

Item 6. Exhibits
     The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date of First Filing	File Number	Exhibit Number	Herewith
10.1	Employment Agreement dated May 5, 2008 between First Solar, Inc. and John Carrington.					X

21.1	List of Subsidiaries of First Solar, Inc.					X

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOLAR, INC.
By:	/s/ JENS MEYERHOFF
Jens Meyerhoff
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

July 31, 2008

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date of First Filing	File Number	Exhibit Number	Herewith
10.1	Employment Agreement dated May 5, 2008 between First Solar, Inc. and John Carrington.					X

21.1	List of Subsidiaries of First Solar, Inc.					X

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.