Form 10-Q
period 2008-09-27
FIRST SOLAR, INC.
filed 2008-10-31
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 24, 2008 there were 81,089,850 shares of the registrant’s common stock, par value $0.001, outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2008

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net sales	$348,694	$159,007	$812,650	$303,179
Cost of sales	153,251	76,967	368,183	162,726

Gross profit	195,443	82,040	444,467	140,453

Operating expenses:
Research and development	9,952	3,854	22,437	10,675
Selling, general and administrative	48,995	27,082	121,292	58,057
Production start-up	6,344	2,805	23,727	12,802

Total operating expenses	65,291	33,741	167,456	81,534

Operating income	130,152	48,299	277,011	58,919
Foreign currency gain (loss)	(1,889)	965	(468)	716
Interest income	5,323	5,298	16,931	13,199
Interest expense, net	(127)	(647)	(131)	(2,131)
Other income (expense), net	(360)	(266)	(1,179)	(881)

Income before income taxes	133,099	53,649	292,164	69,822
Income tax benefit (expense)	(33,830)	(7,615)	(76,605)	25,658

Net income	$99,269	$46,034	$215,559	$95,480

Net income per share:
Basic	$1.23	$0.61	$2.70	$1.30

Diluted	$1.20	$0.58	$2.63	$1.24

Weighted-average number of shares used in per share calculations:
Basic	80,430	75,666	79,789	73,537

Diluted	82,436	79,088	82,016	76,856

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 27,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$581,779	$404,264
Marketable securities — current	133,371	232,686
Accounts receivable, net	41,474	18,165
Inventories	126,469	40,204
Deferred project costs	9,079	2,643
Economic development funding receivable	897	35,877
Deferred tax asset, net — current	3,716	3,890
Prepaid expenses and other current assets	65,591	64,780

Total current assets	962,376	802,509
Property, plant and equipment, net	750,477	430,104
Deferred tax asset, net — noncurrent	54,852	51,811
Marketable securities — noncurrent	14,272	32,713
Restricted investments	29,924	14,695
Goodwill	33,829	33,449
Other assets — noncurrent	14,120	6,031

Total assets	$1,859,850	$1,371,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,691	$26,441
Income tax payable	70,726	24,487
Accrued expenses	146,913	81,438
Short-term debt	—	24,473
Current portion of long-term debt	26,691	14,836
Other current liabilities	16,610	14,803

Total current liabilities	297,631	186,478
Accrued collection and recycling liabilities	28,083	13,079
Long-term debt	140,808	68,856
Other liabilities — noncurrent	8,158	5,632

Total liabilities	474,680	274,045
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 81,086,151 and 78,575,211 shares issued and outstanding at September 27, 2008 and December 29, 2007, respectively	81	79
Additional paid-in capital	1,144,678	1,079,775
Accumulated earnings	228,454	12,895
Accumulated other comprehensive income	11,957	4,518

Total stockholders’ equity	1,385,170	1,097,267

Total liabilities and stockholders’ equity	$1,859,850	$1,371,312

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 27,	September 29,
	2008	2007
Cash flows from operating activities:
Cash received from customers	$779,209	$309,837
Cash paid to suppliers and employees	(513,583)	(172,169)
Interest received	15,306	7,803
Interest paid, net of amounts capitalized	(3,003)	(2,131)
Income tax	(3,202)	(18,191)
Excess tax benefit from share-based compensation arrangements	(13,736)	(18,600)
Other	(1,179)	(304)

Net cash provided by operating activities	259,812	106,245

Cash flows from investing activities:
Purchases of property, plant and equipment	(330,610)	(145,635)
Purchase of marketable securities	(274,262)	(726,581)
Proceeds from maturities of marketable securities	373,367	3,450
Proceeds from sales of marketable securities	49,450	158,945
Increase in restricted investments	(15,254)	(5,908)

Net cash used in investing activities	(197,309)	(715,729)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,107	372,714
Repayment of long-term debt	(34,833)	(29,966)
Proceeds from issuance of debt, net of issuance costs	94,090	48,160
Excess tax benefit from share-based compensation arrangements	13,736	18,600
Proceeds from economic development funding	35,661	6,601
Other financing activities	(5)	(3)

Net cash provided by financing activities	122,756	416,106

Effect of currency exchange rate changes on cash and cash equivalents	(7,744)	2,439

Net increase (decrease) in cash and cash equivalents	177,515	(190,939)
Cash and cash equivalents, beginning of the period	404,264	308,092

Cash and cash equivalents, end of the period	$581,779	$117,153

Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$31,468	$16,677

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Nine Months Ended September 27, 2008
Note 1. Basis of Presentation
     Basis of presentation. The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 27, 2008 are not necessarily indicative of the results that may be expected for the year ending December 27, 2008, or for any other period. The balance sheet at December 29, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 29, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
     On December 30, 2007, the beginning of our fiscal year 2008, we adopted SFAS 157 for our financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands the financial statement disclosure requirements for fair value measurements. See Note 9 to our condensed consolidated financial statements for more information about our adoption of SFAS 157 for our financial assets and financial liabilities and about our accounting policies related to fair value measurement. Our adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.
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
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends previous accounting literature to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will become effective for us as of the beginning of fiscal 2009. We have not yet evaluated the impact, if any, that the adoption of SFAS 160 will have on our financial position, results of operations or cash flows.
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
     In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and a prioritized framework for selecting the principles to be used for preparation of the financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 replaces the U.S. GAAP hierarchy specified in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the SEC’s approval on September 16, 2008 of the Public Company Oversight Board amendments to remove the U.S. GAAP hierarchy from the auditing standards. As a result, we will adopt SFAS 162 in the fourth quarter of our fiscal year 2008. We do not expect SFAS 162 to have a material impact on our financial position, results of operations or cash flows.
     In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures About Credit Derivatives and Certain Guarantees. FSP FAS 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives. FSP FAS 133-1 and FIN 45-4 is effective for fiscal years beginning after November 15, 2008. We do not expect FSP FAS 133-1 and FIN 45-4 to have a material impact on our financial position, results of operations or cash flows.
     In October 2008, the FASB issued FSP FAS 157-3, Determining Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 provides guidance and illustrates key considerations for determining fair value in markets that are not active. FSP FAS 157-3 is effective upon issuance and must be applied to all periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have any impact on our financial position, results of operations or cash flows.
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
     The changes in the carrying amount of goodwill for the nine months ended September 27, 2008 are as follows (in thousands):

Balance as of December 29, 2007	$33,449
Goodwill adjustments	380

Balance as of September 27, 2008	$33,829

     The goodwill adjustment of $0.4 million, which we made in the first quarter of 2008, was primarily the result of adjustments made to the opening balance sheet for acquisition-related intangible assets and related deferred taxes.
     SFAS 142, Goodwill and Other Intangible Assets requires us to test goodwill for impairment at least annually or sooner if events or changes in circumstances between scheduled annual tests indicate that goodwill may be impaired. We perform our goodwill impairment tests in the fourth fiscal quarter.
     In addition, with the acquisition of Turner Renewable Energy, LLC in November 2007, we identified two intangible assets, which represent customer contracts already in progress at the time of acquisition and future customer contracts not yet started. We amortize these costs using the percentage of completion method.

     Information regarding our acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of December 29, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Customer contracts in progress at the acquisition date	$170	$28	$142
Customer contracts executed after the acquisition date	1,620	—	1,620

Total	$1,790	$28	$1,762

     During the three months ended June 28, 2008, we concluded that the carrying amount of certain customer intangible assets would not be realized due to our not pursuing certain projects which did not fit our overall business strategy. We recognized the resulting impairment loss of $1.1 million in cost of sales during that period.

	As of September 27, 2008
	(Unaudited)
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Customer contracts in progress at the acquisition date	$62	$51	$11
Customer contracts executed after the acquisition date	394	56	338

Total	$456	$107	$349

     Amortization expense for acquisition-related intangible assets was $22,000 for the three months ended September 27, 2008 and $107,000 for the nine months ended September 27, 2008.
Note 5. Economic Development Funding
     On July 26, 2006, we were approved to receive taxable investment incentives (“Investitionszuschüsse”) of approximately €21.5 million ($31.4 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00) from the State of Brandenburg, Germany. These funds will reimburse us for certain costs we incurred building our plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Receipt of these incentives is conditional upon the State of Brandenburg having sufficient funds allocated to this program to pay the reimbursements we claim. In addition, we are required to operate our facility for a minimum of five years and employ a specified number of associates during this period. Our incentive approval expires on December 31, 2009. As of September 27, 2008, we had received cash payments of €20.5 million ($29.9 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00) under this program, and we had accrued an additional €0.6 million ($0.9 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00) that we are eligible to receive under this program based on qualifying expenditures that we had incurred through that date. As of September 27, 2008, there were no additional investment incentives that we were eligible to receive under this program.
Note 6. Cash and Investments
     Cash, cash equivalents and marketable securities consisted of the following at September 27, 2008 and December 29, 2007 (in thousands):

	September 27,	December 29,
	2008	2007
	(unaudited)

Cash and cash equivalents:
Cash	$450,296	$157,326
Cash equivalents:
Federal agency debt	19,956	172,246
Foreign agency debt	21,421	—
Corporate debt securities	9,982	41,304
Money market mutual fund	80,124	31,958
Municipal debt	—	1,430

Total cash and cash equivalents	581,779	404,264

	September 27,	December 29,
	2008	2007
	(unaudited)

Marketable securities:
Federal agency debt	118,443	94,899
Foreign agency debt	8,948	—
Corporate debt securities	20,252	58,921
Municipal debt	—	111,579

Total marketable securities	147,643	265,399

Total cash, cash equivalents and marketable securities	$729,422	$669,663

     We have classified our marketable securities as “available-for-sale.” Accordingly, we record them at fair value and record net unrealized gains and losses as part of other comprehensive income until realized. We report realized gains and losses on the sale of our marketable securities in earnings, computed using the specific identification method. During the three and nine months ended September 27, 2008, we realized $0.2 million and $0.6 million, respectively, in gains and $0.3 million and $0.4 million, respectively, in losses on our marketable securities. See Note 9 to our condensed consolidated financial statements for information about the fair value measurement of our marketable securities.
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
     A summary of available-for-sale marketable securities by major security type as of September 27, 2008 is as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Federal agency debt	$118,452	$43	$52	$118,443
Foreign agency debt	8,979	1	32	8,948
Corporate debt securities	20,400	7	155	20,252

Total	$147,831	$51	$239	$147,643

     Contractual maturities of our available-for-sale marketable securities as of September 27, 2008 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
One year or less	$133,478	$33	$140	$133,371
One year to two years	14,353	18	99	14,272

Total	$147,831	$51	$239	$147,643

     The net unrealized loss on our investments as of September 27, 2008 was $0.2 million. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better, limits the types of acceptable investments, limits the concentration as to security holder and limits the duration of the investment. The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions. However, as of September 27, 2008, the investments that we hold in our marketable securities portfolio have not been materially impacted by the current credit environment and we do not believe that the investments that we hold in our marketable securities portfolio will be materially impacted in the near future.

Note 7. Consolidated Balance Sheet Details
Accounts receivable, net
     Accounts receivable, net consisted of the following at September 27, 2008 and December 29, 2007 (in thousands):

	September 27,	December 29,
	2008	2007
Accounts receivable, gross	$41,515	$18,170
Allowance for doubtful accounts	(41)	(5)

Accounts receivable, net	$41,474	$18,165

Inventories
     Inventories consisted of the following at September 27, 2008 and December 29, 2007 (in thousands):

	September 27,	December 29,
	2008	2007
Raw materials	$94,420	$22,874
Work in process	7,100	2,289
Finished goods	24,949	15,041

Total inventories	$126,469	$40,204

Prepaid expenses and other current assets
     Prepaid expenses and other current assets consisted of the following at September 27, 2008 and December 29, 2007 (in thousands):

	September 27,	December 29,
	2008	2007
Prepaid expenses	$7,024	$5,493
Prepaid supplies	12,316	3,646
Capitalized equipment spares	8,456	997
Prepaid taxes — current	1,025	13,042
Pending sale of marketable securities	—	28,600
Derivative instruments — current	15,331	104
Costs and estimated earnings in excess of billings	8,544	6
Other current assets	12,895	12,892

Total prepaid expenses and other current assets	$65,591	$64,780

Property, plant and equipment, net
     Property, plant and equipment, net consisted of the following at September 27, 2008 and December 29, 2007 (in thousands):

	September 27,	December 29,
	2008	2007
Buildings and improvements	$108,574	$44,679
Machinery and equipment	436,425	170,125
Office equipment and furniture	17,795	7,365
Leasehold improvements	11,323	4,046

Depreciable property, plant and equipment, gross	574,117	226,215
Accumulated depreciation	(82,003)	(43,134)

Depreciable property, plant and equipment, net	492,114	183,081
Land	4,944	3,046
Construction in progress	253,419	243,977

Property, plant and equipment, net	$750,477	$430,104

     Depreciation of property, plant and equipment was $16.9 million and $6.6 million for the three months ended September 27, 2008 and September 29, 2007, respectively and was $40.4 million and $17.8 million for the nine months ended September 27, 2008 and September 29, 2007, respectively.

     We incurred and capitalized interest cost (into our property, plant and equipment) as follows during the three and nine months ended September 27, 2008 and September 29, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Interest cost incurred	$2,267	$1,742	$5,079	$4,264
Interest capitalized	(2,140)	(1,095)	(4,948)	(2,133)

Interest expense, net	$127	$647	$131	$2,131

Accrued expenses
     Accrued expenses consisted of the following at September 27, 2008 and December 29, 2007 (in thousands):

	September 27,	December 29,
	2008	2007
Product warranty liability	$9,858	$7,276
Accrued compensation and benefits	24,766	21,862
Accrued property, plant and equipment	54,226	35,220
Accrued inventory	28,952	4,811
Accrued subcontractor services and materials	5,294	—
Accrued taxes — other	3,362	348
Other accrued expenses	20,455	11,921

Total accrued expenses	$146,913	$81,438

Other current liabilities
     Other current liabilities consisted of the following at September 27, 2008 and December 29, 2007 (in thousands):

	September 27,	December 29,
	2008	2007
Derivative instruments — current	$6,065	$3,579
Other current liabilities	10,545	11,224

Total other current liabilities	$16,610	$14,803

Note 8. Derivative Financial Instruments
     As a global company, we are exposed in the normal course of business to interest rate risk and foreign currency risk that could affect our net assets, financial position and results of operations. It is our policy to use derivative financial instruments to minimize the risks that are associated with our operating activities and the associated financing requirements. We use derivative financial instruments exclusively to hedge actual or forecasted transactions. Our exposure to credit risk at any point in time is represented in the net fair value of the derivative contracts reported as assets. Credit risk with respect to derivative instruments arises from the potential failure of a counter party to perform according to the terms of the contract. We do not use derivative financial instruments for speculative or trading purposes. Our use of derivative financial instruments is subject to strict internal controls based on centrally defined mechanisms and guidelines.
     The various risk classes and risk management systems are described below. See Note 9 to our condensed consolidated financial statements for information about the fair value measurement of our derivative financial instruments.
Interest Rate Risk
     We use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use interest rate swap agreements for speculative or trading purposes. We have interest rate swaps with a financial institution that effectively converts to fixed rates the floating variable rate of the Euro Interbank Offered Rate (Euribor) on certain drawdowns taken on the term loan portion of our credit facility with a consortium of banks. These interest rate swap agreements are required under the credit facility agreement. As of September 27, 2008, the total notional value of the interest rate swaps was €41.4 million ($60.4 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00). The weighted average interest rate for the interest rate swaps was 4.12%.
     The notional amounts of the interest rate swaps are scheduled to decline in correspondence to our scheduled principal payments on the hedged term loan drawdowns. These derivative financial instruments qualified for accounting as cash flow hedges in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and we designated them as such. As a result, we classified the aggregate fair value of the interest rate swap agreements, which was $0.8 million at September 27, 2008, with other assets on our balance sheet. We record changes in that fair value in other comprehensive income. We assessed the interest rate swap agreements as highly effective cash flow hedges as of September 27, 2008.
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
     We purchased forward contracts to hedge the exchange risk on forecasted cash flows denominated in euro. As of September 27, 2008, the unrealized gain of these forward contracts was $12.9 million. As of September 27, 2008, the total notional value of the forward contracts was €346.6 million ($506.0 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00). The weighted average forward exchange rate for these contracts is $1.50/€1.00.
     The foreign exchange contracts that hedge our forecasted future cash flows qualified for accounting as cash flow hedges in accordance with SFAS 133, and we designated them as such. As a result, we report the aggregate fair value on our balance sheet, and we record changes in that fair value in other comprehensive income. We determined that these derivative financial instruments were highly effective cash flow hedges as of September 27, 2008.
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
     In 2007 and during the three months ended September 27, 2008, we purchased forward foreign exchange contracts to hedge balance sheet exposure related to transactions with third parties. We recognize gains or losses from the fluctuation in foreign exchange rates and the valuation of these hedging contracts in foreign currency gain (loss) on our consolidated statements of operations. As of September 27, 2008, the total notional value of foreign exchange contracts to purchase Euros with U.S. dollars was €82.9 million ($121.0 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00) and the total notional value of foreign exchange contracts to sell Euros for U.S. dollars was €45.0 million ($65.7 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00). As of September 27, 2008, the unrealized loss of these forward contracts was $6.1 million. These foreign exchange forward contracts have maturities of 24 months or less.

Credit Risk
     We have certain financial and derivative instruments that potentially subject us to credit risk. These consist primarily of cash, cash equivalents, marketable securities, interest swap agreements and forward foreign exchange contracts. We are exposed to credit losses in the event of nonperformance by the counter parties to our financial and derivative instruments. We place cash, cash equivalents, marketable securities, interest rate swap agreements and forward foreign exchange contracts with various high-quality financial institutions, and exposure is limited at any one institution. We continuously evaluate the credit standing of our counter party financial institutions.
     In addition, we have certain restricted investments, which are exposed to credit risk. These consist primarily of restricted investments, which are held by a financial services company to fund our estimated future product collection and recycling costs. As of September 27, 2008 our restricted investments with a subsidiary of this financial services company were $25.0 million. In October 2008, we entered into a credit default swap (“CDS”) with J.P. Morgan Chase NA, New York to protect our investment from a significant pre-defined credit event related to the parent financial services company. Under a CDS, a third party assumes for a fee, a portion of the credit risk related to the investment. The CDS we entered into provides protection for losses in the event of a pre-defined credit event of the parent financial services company in the amount of $25.0 million.
Note 9. Fair Value Measurement
     On December 30, 2007, the beginning of our fiscal year 2008, we adopted SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands financial statement disclosure requirements for fair value measurements. Our adoption of SFAS 157 was limited to our financial assets and financial liabilities, as permitted by FSP 157-2. We do not have any nonfinancial assets or nonfinancial liabilities that we recognize or disclose at fair value in our financial statements on a recurring basis. The implementation of the fair value measurement guidance of SFAS 157 did not result in any changes to the carrying values of our financial instruments on our opening balance sheet on December 30, 2007 for fiscal year 2008.
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
     When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we measure fair value using valuation techniques that use, when possible, current market-based or independently- sourced market parameters, such as interest rates and currency rates. Following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report on our balance sheet at fair value on a recurring basis:
•	Cash Equivalents. As of September 27, 2008, our cash equivalents consisted of federal and foreign agency debt, corporate debt securities and money market mutual funds. We value our cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1 or Level 2. We consider the effect of our counterparties’ credit standings in our valuations of our marketable securities holdings.

•	Marketable securities. As of September 27, 2008, our marketable securities consisted of federal and foreign agency debt and corporate debt securities. We value our marketable securities using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We consider the effect of our counterparties’ credit standings in our valuations of our marketable securities holdings.

•	Derivative assets and liabilities. Our derivative assets and liabilities consist of foreign exchange forward contracts involving major currencies and interest rate swaps involving a benchmark interest rate. Since our derivative assets and liabilities are not traded on an exchange, we value them using valuation models. Interest rate yield curves and foreign exchange rates are the significant inputs into these valuation models. These inputs are observable in active markets over the terms of the instruments we hold, and accordingly, we classify these valuation techniques as Level 2 in the hierarchy. We consider the effect of our own credit standing and that of our counterparties in our valuations of our derivative financial instruments.
     As of September 27, 2008, information about inputs into the fair value measurements of our assets and liabilities that are measured at fair value on a recurring basis in periods subsequent to their initial recognition is as follows (in thousands):

		Fair Value Measurements at Reporting
		Date Using
		Quoted Prices
	Total Fair	in Active	Significant
	Value and	Markets for	Other	Significant
	Carrying	Identical	Observable	Unobservable
	Value on Our	Assets	Inputs	Inputs
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents:
Federal agency debt	$19,956	$—	$19,956	$—
Foreign agency debt	21,421	—	21,421	—
Corporate debt securities	9,982	—	9,982	—
Money market mutual funds	80,124	80,124	—	—
Marketable securities:
Federal agency debt	118,443	—	118,443	—
Foreign agency debt	8,948	—	8,948	—
Corporate debt securities	20,252	—	20,252	—
Derivative assets	15,971	—	15,971	—

Total assets	$295,097	$80,124	$214,973	$—

Liabilities:
Derivative liabilities	$6,065	$—	$6,065	$—

Note 10. Debt
     Our long-term debt at September 27, 2008 and December 29, 2007 consisted of the following (in thousands):

	September 27,	December 29,
	2008	2007
Euro denominated loan, variable interest Euribor plus 1.6%, due 2008 through 2012	$60,633	$67,761
2.25% loan, due 2006 through 2015	12,115	13,226
0.25% — 3.25% loan, due 2007 through 2009	1,945	3,334
Euro denominated loan, variable interest Euribor plus 0.55%, due 2008 through 2015	47,761	—
Euro denominated 4.54% loan, due 2008 through 2015	47,761	—
Capital lease obligations	6	9

	170,221	84,330
Less unamortized discount	(2,722)	(638)

Total long-term debt	167,499	83,692
Less current portion	(26,691)	(14,836)

Noncurrent portion	$140,808	$68,856

     We had outstanding borrowings of $24.5 million at December 29, 2007, which we classified as short-term debt. In February 2008, we repaid the full amount of our short-term debt, which related to our bridge loan with a consortium of banks.

     On May 6, 2008, in connection with the plant expansion at our Malaysian manufacturing center, First Solar Malaysia Sdn. Bhd. (“FS Malaysia”), our indirect wholly owned subsidiary entered into an export financing facility agreement (“Facility Agreement”) with IKB Deutsche Industriebank AG (“IKB”) as arranger NATIXIS Zweigniederlassung Deutschland (“NZD”) as facility agent and original lender, AKA Ausfuhrkredit-Gesellschaft mbH (“AKA”), as original lender and NATIXIS Labuan Branch (“NLB”) as security agent. Pursuant to the terms of the Facility Agreement, the lenders will furnish up to approximately €134.0 million ($195.6 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00) of credit facilities consisting of the following:
     (1) Five fixed-rate euro-denominated term loan facilities, which have the following maximum aggregate amounts:
a)	€16.9 million ($24.7 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00);

b)	€16.3 million ($23.8 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00);

c)	€16.3 million ($23.8 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00);

d)	€16.3 million ($23.8 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00);

e)	€1.2 million ($1.8 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00); and
     (2) Five floating-rate euro-denominated term loan facilities, which have the following maximum aggregate amounts:
a)	€16.9 million ($24.7 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00);

b)	€16.3 million ($23.8 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00);

c)	€16.3 million ($23.8 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00);

d)	€16.3 million ($23.8 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00); and

e)	€1.2 million ($1.8 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00).
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
     The Facility Agreement requires FS Malaysia to make 14 equal semi-annual repayments of the total principal borrowed under each of the credit facilities listed above. The first of these repayments commences on the earlier of (1) the day that is nine months after the date that the Malaysian manufacturing center plant to which the credit facility relates becomes ready for operation and (2) a date specified for each credit facility, the earliest of which is September 30, 2008 for the credit facilities listed as (1) a) and (2) a) above.
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
     As of September 27, 2008, we had outstanding borrowings of €65.3 million ($95.3 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00) under the Facility Agreement.
     Our debt-financing agreements bear interest at the Euro Interbank Offered Rate (Euribor). Euribor is the primary interbank lending rate within the Euro zone, with maturities ranging from one week to one year. A disruption of the credit environment as currently experienced could negatively impact interbank lending and therefore negatively impact the Euribor rate. An increase in the Euribor rate would increase our cost of borrowing.
Note 11. Commitments and Contingencies
Financial guarantees
     In the normal course of business, we occasionally enter into agreements with third parties where we guarantee the performance of our subsidiaries related to certain service contracts, which may include services such as development, engineering, procurement of permits and equipment, construction management and monitoring and maintenance. These agreements meet the definition of a guarantee according to FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other. As of September 27, 2008, none of these guarantees are material to our financial position.
Product warranties
     We offer warranties on our products and record an estimate of the associated liability based on the number of solar modules under warranty at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of our solar modules and our estimated per-module replacement cost.
     Product warranty activity during the three and nine months ended September 27, 2008 and September 29, 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Product warranty liability, beginning of period	$10,865	$4,050	$7,276	$2,764
Accruals for new warranties issued (warranty expense)	1,776	1,554	5,619	3,103
Settlements	(45)	(176)	(53)	(188)
Change in estimate of warranty liability	(2,738)	68	(2,984)	(183)

Product warranty liability, end of period	$9,858	$5,496	$9,858	$5,496

Commitments
     As of September 27, 2008, we had the following four outstanding commercial commitments in the form of letters of credit and bank guarantees: MYR 4.0 million dated June 2008 for an energy supply agreement ($1.2 million at the balance sheet close rate on September 27, 2008 of $0.29/MYR1.00); MYR 3.0 million dated September 2008 for Malaysian custom and excise tax ($0.9 million at the balance sheet close rate on September 27, 2008 of $0.29/MYR1.00); MYR 2.2 million dated December 2007 for an energy supply agreement ($0.6 million at the balance sheet close rate on September 27, 2008 of $0.29/MYR1.00); and $1.3 million dated January 2008 for a sales and purchase agreement.
Note 12. Share-Based Compensation
     We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as an expense over the grant recipients’ requisite service periods, in accordance with SFAS 123(R). The share-based compensation expense that we recognized in our consolidated statements of operations for the three and nine months ended September 27, 2008 and September 29, 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Share-based compensation expense included in:
Cost of sales	$3,776	$2,585	$9,146	$6,505
Research and development	1,688	940	4,154	3,593
Selling, general and administrative	11,289	12,472	28,968	18,210
Production start-up	558	433	1,359	898

Total share-based compensation expense	$17,311	$16,430	$43,627	$29,206

     The increase in share-based compensation expense was primarily the result of new awards.
     The following table presents our share-based compensation expense by type of award for the three and nine months ended September 27, 2008 and September 29, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Stock options	$3,819	$5,940	$13,554	$18,600
Restricted stock units	13,564	10,657	30,009	10,699
Unrestricted stock	81	58	244	216
Net amount absorbed into inventory	(153)	(225)	(180)	(309)

Total share-based compensation expense	$17,311	$16,430	$43,627	$29,206

     Share-based compensation cost capitalized in our inventory was $0.8 million at September 27, 2008 and $0.6 million at December 29, 2007. As of September 27, 2008, we had $15.3 million of unrecognized share-based compensation cost related to unvested stock option awards, which we expect to recognize as an expense over a weighted-average period of approximately 2 years, and $102.6 million of unrecognized share-based compensation cost related to unvested restricted stock units, which we expect to recognize as an expense over a weighted-average period of approximately 2 years.
Note 13. Income Taxes
     On December 31, 2006, we adopted the provisions of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS 109, Accounting for Income Taxes. Tax law is subject to significant and varied interpretation, so an enterprise may be uncertain whether a tax position that it has taken will ultimately be sustained when it files its tax return. FIN 48 establishes a “more-likely-than-not” threshold that must be met before a tax benefit can be recognized in the financial statements and, for those benefits that may be recognized, stipulates that an enterprise should recognize the largest amount of the tax benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the taxing authority. FIN

48 also addresses changes in judgments about the realizability of tax benefits, accrual of interest and penalties on unrecognized tax benefits, classification of liabilities for unrecognized tax benefits and related financial statement disclosures.
     The following table reflects changes in unrecognized tax benefits for the nine months ended September 27, 2008 (in thousands):

Unrecognized tax benefits, beginning of period	$2,465
Increases related to prior year tax positions	777
Decreases related to prior year tax positions	(1,884)
Increases related to current year tax positions	2,055

Unrecognized tax benefits, end of period	$3,413

     Of the decrease in unrecognized tax benefits of $1.9 million related to reassessments of prior year tax positions based on new information available to us, $0.2 million impacted our effective tax rate. The increase in unrecognized tax benefits for the prior and current year tax positions is $0.8 million and $2.1 million, respectively, all of which would impact the effective tax rate if recognized. Over the next twelve months, our estimated current year tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. We do not believe it is reasonably possible our unrecognized tax benefits will significantly change within the next twelve months for tax positions not related to the current year. We operate in multiple jurisdictions throughout the world, and our tax returns are periodically audited or subject to review by both domestic and foreign tax authorities.
     We are subject to filing requirements for income tax returns in the U.S. federal and various state jurisdictions as well as Germany, Malaysia. We are presently completing an examination by the German taxing authorities but do not anticipate a material change to our liability for unrecognized tax benefits. Additionally, our tax years going back to 2003 are subject to examination in all tax jurisdictions in which we operate.
     At each period end, we exercise significant judgment in determining our provision for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our likelihood of using any future tax benefit from our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions during the future periods in which the underlying tax-deductible temporary differences become deductible. We determined the valuation allowance on our deferred tax assets in accordance with the provisions of SFAS 109, which require us to weigh both positive and negative evidence in order to ascertain whether it is more likely than not that we will realize the deferred tax assets. We evaluated all significant available positive and negative evidence, including the existence of cumulative net losses, benefits that could be realized from available tax strategies and forecasts of future taxable income, in determining the need for a valuation allowance on our deferred tax assets.
     As of March 29, 2008, we concluded that it was more-likely-than-not that the net deferred tax assets in Malaysia would be used in future periods. Therefore, based upon our assessment of the available evidence at March 29, 2008, we reversed the $0.6 million of valuation allowances established that we had established during fiscal 2007.
     Our subsidiary in Malaysia has been granted a tax holiday for a period of 16 1/2 years, beginning on January 1, 2009 and running through June 30, 2025. The tax holiday provides for an income tax exemption of 100% on statutory income provided that certain criteria are met. We have derived a benefit in the current year from the deferred tax impact of taxable temporary differences, primarily attributable to accelerated tax depreciation that we anticipate will reverse in a tax-free manner during the tax holiday.
Note 14. Net Income per Share
     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including employee stock options and restricted stock units.

     The reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Basic net income per share
Numerator:
Net income	$99,269	$46,034	$215,559	$95,480

Denominator:
Weighted-average shares used in computing basic net income per share	80,430	75,666	79,789	73,537

Diluted net income per share
Denominator:
Weighted-average shares used in computing basic net income per share	80,430	75,666	79,789	73,537
Effect of stock options and restricted stock units outstanding	2,006	3,422	2,227	3,319

Weighted-average shares used in computing diluted net income per share	82,436	79,088	82,016	76,856

     The following number of outstanding employee stock options and restricted stock units were excluded from the computation of diluted net income per share as it would have had an antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Options to purchase common stock and restricted stock units	108	201	113	338

Note 15. Comprehensive Income
     Comprehensive income, which includes foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges and unrealized gains and losses on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net income	$99,269	$46,034	$215,559	$95,480
Foreign currency translation adjustments	(16,010)	2,203	(6,567)	2,543
Change in unrealized gain (loss) on marketable securities, net of tax of $67 and $75 for the three and nine months ended 2008, respectively	(134)	22	(149)	21
Change in unrealized gain (loss) on derivative instruments, net of tax of $(1,145) and $3,368 for the three and nine months ended 2008, respectively	34,012	(558)	14,155	278

Comprehensive income	$117,137	$47,701	$222,998	$98,322

     Components of accumulated other comprehensive income (loss) were as follows (in thousands):

	September 27,	December 29,
	2008	2007

Foreign currency translation adjustments	$(449)	$6,118
Unrealized gain (loss) on marketable securities, net of tax of $60 for 2008 and $(15) for 2007	(121)	28
Unrealized gain (loss) on derivative instruments, net of tax of $4,321 for 2008 and $952 for 2007	12,527	(1,628)

Accumulated other comprehensive income (loss)	$11,957	$4,518

Note 16. Statement of Cash Flows
     Following is a reconciliation of net income to net cash provided by operating activities for the nine months ended September 27, 2008 and September 29, 2007 (in thousands):

	Nine Months Ended
	September 27,	September 29,
	2008	2007

Net income	$215,559	$95,480
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,667	17,681
Intangible Impairment	1,335	—
Share-based compensation	43,627	29,206
Remeasurement of debt	(318)	—
Deferred income taxes	930	(49,031)
Excess tax benefits from share-based compensation arrangements	(13,736)	(18,600)
Loss (gain) on disposal of property and equipment	941	299
Non-cash interest	—	(3)
Provision for doubtful accounts receivable	36	—
Gain on sales of investments, net	(191)	—
Provision for excess and obsolete inventories	1,540	278
Changes in operating assets and liabilities:
Accounts receivable	(23,705)	6,256
Inventories	(87,743)	(14,455)
Deferred project costs	(6,436)	—
Prepaid expenses and other current assets	(20,138)	(6,030)
Costs and estimated earnings in excess of billings	(8,538)	—
Other noncurrent assets	(3,239)	(2,211)
Billings in excess of costs and estimated earnings	(307)	—
Accounts payable and accrued expenses	121,528	47,375

Total adjustments	44,253	10,765

Net cash provided by operating activities	$259,812	$106,245

Note 17. Segment Reporting
     SFAS 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the company for making operating decisions and assessing financial performance. The components segment, which is our principal business, is the design, manufacture and sale of solar modules, which convert sunlight to electricity. We sell our solar modules to thirteen principal customers, with which we have long term supply contracts. These customers include project developers, system integrators and operators of renewable energy projects.
     We also sell solar power systems directly to system owners. These sales include both our solar modules and balance of system components that we procure from third parties. These sales may also include services such as development, engineering, procurement of permits and equipment, construction management, monitoring and maintenance. These operations do not currently meet the quantitative criteria for segments and therefore we classify them in the “Other” category in the following tables (in thousands):

	Three Months Ended			Three Months Ended
	September 27, 2008			September 29, 2007
	Components	Other	Consolidated	Components	Other	Consolidated

Net sales	$333,085	$15,609	$348,694	$159,007	$—	$159,007
Income (loss) before income taxes	$141,113	$(8,014)	$133,099	$53,649	$—	$53,649
Goodwill	$—	$33,829	$33,829	$—	$—	$—
Total Assets	$1,790,006	$69,844	$1,859,850	$1,177,156	$—	$1,177,156

	Nine Months Ended			Nine Months Ended
	September 27, 2008			September 29, 2007
	Components	Other	Consolidated	Components	Other	Consolidated

Net sales	$792,049	$20,601	$812,650	$303,179	$—	$303,179
Income (loss) before income taxes	$308,119	$(15,955)	$292,164	$69,822	$—	$69,822
Goodwill	$—	$33,829	$33,829	$—	$—	$—
Total Assets	$1,790,006	$69,844	$1,859,850	$1,177,156	$—	$1,177,156
Note 18. Subsequent Events
     In October 2008, we entered into a credit default swap (“CDS”) with J.P. Morgan Chase NA, New York in relation to a financial services company, a subsidiary of which holds our restricted investment of $25.0 million to fund our estimated future product collection and recycling costs. Under the CDS, a third party assumes, for a fee, a portion of the credit risk in the event of a pre-defined credit event related to the parent financial services company. The CDS we entered into provides protection for losses in the event of a pre-defined credit event of the parent financial services company in the amount of $25.0 million.

On October 28, 2008, the Company entered into an agreement to invest $25 million in preferred shares of SolarCity, Corporation (“SolarCity”), representing approximately 10% of the stock equity of SolarCity. The Company and SolarCity also entered into a framework agreement for the supply of 100 MW of the Company’s modules to SolarCity between 2009 and 2013 for installation in solar power systems in the United States of America.

On October 29, 2008, First Solar Electric, LLC (“FSE”) entered into a Framework Agreement (the “Agreement”) with Edison Mission Energy (“Mission”), pursuant to which FSE and Mission agree to work together to develop solar power projects within the United States for identified customers. Under the Agreement, FSE will agree to provide design, engineering, procurement and construction services for such projects, subject to the satisfaction of certain contingencies and entering into definitive agreements for these services for each project.

On October 29, 2008, we announced entering into new long-term module supply agreements with Sorgenia Solar S.r.l., a developer of large-scale, grid-connected solar power plants in Italy and extended module supply agreements with several of First Solar’s existing customers including EDF EN Development, Ecostream Switzerland GmbH, juwi solar GmbH and Phoenix Solar AG. These new agreements together with the new framework agreement with SolarCity expand contracted module volume by a total of 625 Megawatts, allowing for additional sales of approximately $1,030 million at an assumed exchange rate of $1.15/€1.00 over the period of 2009 to 2013. These agreements are structured on terms similar to First Solar’s existing long-term module supply agreements.
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
Overview
     We design and manufacture solar modules using a proprietary thin film semiconductor technology that has allowed us to reduce our average solar module manufacturing costs to among the lowest in the world. Each solar module uses a thin layer of cadmium telluride semiconductor material to convert sunlight into electricity. We manufacture our solar modules on high-throughput production lines and we perform all manufacturing steps ourselves in an automated, proprietary, continuous process. In 2007 and the nine months ended September 27, 2008, we sold most of our solar modules to solar project developers and system integrators headquartered in Germany, France and Spain.

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
     We expect to have an annual global manufacturing capacity of approximately 1.1 GW by the end of fiscal 2009 (based on run rates for the third quarter of 2008). We completed construction at plant one and two at our Malaysian manufacturing center and are currently constructing plants three and four, which will reach full capacity at various dates in fiscal 2009. In addition, we began construction to expand our existing manufacturing facility in Perrysburg, Ohio.
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
     Net Sales
     We generate substantially all of our net sales from the sale of solar modules. Over the past four years and the nine months ended September 27, 2008, the main constraint limiting our sales has been our production capacity since customer demand has exceeded the number of solar modules we can produce. We price and sell our solar modules per watt of power. As a result, our net sales can fluctuate based on our output of sellable watts. We currently sell almost all of our solar modules to solar project developers and system integrators headquartered in Germany, France and Spain, which then resell our solar modules to end-users who receive government subsidies. The majority of our sales are denominated in foreign currency and subject to the fluctuation of the exchange rate between the euro and U.S. dollar. Our net sales could be adversely impacted if legislation reduces the current subsidy programs in Europe, North America or Asia or if interest rates increase, which could impact our end-users’ ability to either meet their target return on investment or finance their projects.
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

     With our acquisition of Turner Renewable Energy, LLC on November 30, 2007, we began accounting for a small portion of our revenues using the percentage of completion method of accounting. Revenues for our solar power systems and project development business for the nine months ended September 27, 2008 were $20.6 million and were not material to our consolidated results of operations.
     No single customer accounted for more than 22% of our net sales in the nine months ended September 27, 2008.
     Cost of sales
     Our cost of sales includes the cost of raw materials and components, such as tempered back glass, transparent conductive oxide (TCO) coated front glass, cadmium telluride, laminate, connector assemblies, laminate edge seal and others. Other items contributing to our cost of sales are direct labor and manufacturing overhead such as engineering expense, equipment maintenance, environmental health and safety, quality and production control and procurement. Cost of sales also includes depreciation of manufacturing plants and equipment and facility-related expenses. In addition, we accrue warranty and solar module end-of-life collection and recycling costs to our cost of sales.
     We implemented a program in 2005 to collect and recycle our solar modules after their use. Under our collection and recycling program, we enter into an agreement with the end-users of the solar power systems that use our solar modules. In the agreement, we commit, at our expense, to remove the solar modules from the installation site at the end of their life and transport them to a processing center where the solar module materials and components will be either refurbished and resold as used panels or recycled to recover some of the raw materials. In return, the owner agrees not to dispose of the solar modules except through our end-of-life collection and recycling program or another program that we approve of, and the solar power system owner is responsible for disassembling the solar modules and packaging them in containers that we provide. At the time we sell a solar module, we record an expense in cost of sales equal to the present value of the estimated future end-of-life collection and recycling obligation. We subsequently record accretion expense on this future obligation, which we classify with selling, general and administrative expense.
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
     Research and development
     Research and development expense consists primarily of salaries and personnel-related costs and the cost of products, materials and outside services used in our process and product research and development activities. We continually add equipment for general use in further process developments and record the depreciation of this equipment as research and development expense.
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

     Production start-up
     Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. We incurred production start-up expense of $16.9 million during 2007 in connection with the qualification of the German plant and the planning and preparation of our plants at our Malaysian manufacturing center. Production start-up expense for the nine months ended September 27, 2008, was $23.7 million relating to the planning and preparation of our plants at the Malaysian manufacturing center. We expect to continue to incur significant production start-up costs in the fourth quarter of fiscal 2008 related to our plants at the Malaysian manufacturing center, consistent with prior fiscal quarters. In general, we expect production start-up expense per production line to be higher when we build an entirely new manufacturing facility compared with the addition of new production lines at an existing manufacturing facility, primarily due to the additional infrastructure investment required when building an entirely new facility. We also expect to incur production start-up expenses in fiscal year 2009 related to our expansion of our Perrysburg, Ohio manufacturing facility. Over time, we expect production start-up expense to decline as a percentage of net sales and on a cost per watt basis as a result of economies of scale.
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
Use of estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which we have prepared in accordance with U.S. GAAP for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, intangible assets, income taxes, warranty obligations, marketable securities valuation, derivative financial instrument valuation, end-of-life collection and recycling, contingencies and litigation and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Results of Operations
     The following table sets forth our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.9%	48.4%	45.3%	53.7%
Gross profit	56.1%	51.6%	54.7%	46.3%
Research and development	2.9%	2.4%	2.8%	3.5%
Selling, general and administrative	14.1%	17.0%	14.9%	19.1%
Production start-up	1.8%	1.8%	2.9%	4.3%
Operating income	37.3%	30.4%	34.1%	19.4%
Foreign currency gain (loss)	(0.5)%	0.6%	(0.1)%	0.2%
Interest income	1.5%	3.3%	2.1%	4.4%
Interest expense, net	0.0%	(0.4)%	0.0%	(0.7)%
Other income (expense), net	(0.1)%	(0.1)%	(0.1)%	(0.3)%
Income tax benefit (expense)	(9.7)%	(4.8)%	(9.4)%	8.5%
Net income	28.5%	29.0%	26.6%	31.5%

Three Months Ended September 27, 2008 and September 29, 2007
Net sales

	Three Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Three Month Period Change

Net sales	$348,694	$159,007	$189,687	119.3%
     Net sales increased by $189.7 million from $159.0 million in the three months ended September 29, 2007 to $348.7 million in the three months ended September 27, 2008, primarily as a result of a 114% increase in the MW volume of solar modules sold. The increase in the MW volume of solar modules sold under our long term contracts was due to the ramp of production at our first Malaysian factory, full production of our German factory, and continued improvements to our overall production throughput. In addition, the average number of sellable watts per solar module increased by 3% and the average selling price increased to $2.53 in the three months ended September 27, 2008 from $2.48 in the three months ended September 29, 2007. Our average selling price was positively impacted by $0.21 due to a favorable foreign exchange rate between the U.S. dollar and the euro of $1.51/€1.00 in the three months ended September 27, 2008 vs. $1.37/€1.00 in the three months ended September 29, 2007, which was partially offset by a contractual price decline of $0.16. During the three months ended September 27, 2008 and September 29, 2007, approximately 66% and 88%, respectively, of our net module sales resulted from sales of solar modules to customers headquartered in Germany.
     Cost of sales

	Three Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Three Month Period Change

Cost of sales	$153,251	$76,967	$76,284	99.1%
% of net sales	43.9%	48.4%
     Cost of sales increased by $76.3 million from $77.0 million in the three months ended September 29, 2007 to $153.3 million in the three months ended September 27, 2008, primarily as a result of higher production and sales volumes resulting from the full production ramp of our German factory and production ramp at our first Malaysian factory. These factors caused a $44.7 million increase in direct material expense, a $3.9 million increase in sales freight and other costs and a $27.7 million increase in manufacturing overhead costs. The increase in manufacturing overhead costs was due to a $12.1 million increase in salaries and personnel-related expenses, including a $1.2 million increase in share-based compensation expense, a $7.2 million increase in facility and related expenses, and an $8.4 million increase in depreciation expense, in each case primarily resulting from increased infrastructure associated with our German and Malaysian factories. Cost of sales in the three months ended September 27, 2008 reflects a benefit of $2.0 million, or 0.6% of revenue, due to a change in the estimated amount of our warranty obligation.
     Gross profit

	Three Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Three Month Period Change

Gross profit	$195,443	$82,040	$113,403	138.2%
% of net sales	56.1%	51.6%
     Gross profit increased by $113.4 million from $82.0 million in the three months ended September 29, 2007 to $195.4 million in the three months ended September 27, 2008, due to the increase in net sales. For the three months ended September 27, 2008, foreign exchange gains contributed approximately 2.5 percentage points to our gross margin, as compared to the three months ended September 29, 2007. As a percentage of net sales, gross profit increased 4.5 percentage points from 51.6% to 56.1%, representing increased leverage of our fixed cost infrastructure and scalability associated with our German and Malaysian expansions, which drove a 114% increase in the number of MW sold over the same time period. Additionally, we incurred $6.2 million of cost associated with the ramp of our Malaysian facility in the three months ended September 27, 2008 compared with $7.6 million of costs associated with the ramp of our German facility in the three months ended September 27, 2007.
     Research and development

	Three Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Three Month Period Change

Research and development	$9,952	$3,854	$6,098	158.2%
% of net sales	2.9%	2.4%
     Research and development expense increased by $6.1 million from $3.9 million in the three months ended September 29, 2007 to $10.0 million in the three months ended September 27, 2008, primarily as a result of an increase in headcount, which resulted in a $4.9 million increase in personnel-related expense, including a $0.7 million increase in share-based compensation expense. In addition, depreciation, equipment and lab supply expenses, and consulting expenses increased by $0.9 million offset by a decline in grant revenue of $0.3 million.
     Selling, general and administrative

	Three Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Three Month Period Change

Selling, general and administrative	$48,995	$27,082	$21,913	80.9%
% of net sales	14.1%	17.0%
     Selling, general and administrative expense increased by $21.9 million from $27.1 million in the three months ended September 29, 2007 to $49.0 million in the three months ended September 27, 2008, primarily as a result of an increase in headcount, which resulted in a $12.5 million increase in personnel-related expense, including a $1.2 million decrease in share-based compensation expense. In addition, legal and professional service fees increased by $5.0 million and all other expenses increased by $4.4 million, primarily as a result of infrastructure build out related to our continued plant and market expansion.
     Production start-up

	Three Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Three Month Period Change

Production start-up	$6,344	$2,805	$3,539	126.2%
% of net sales	1.8%	1.8%
     In the three months ended September 27, 2008, we incurred $6.3 million of production start-up expense related to our sixteen line Malaysian expansion compared with $2.8 million of production start-up expense related to the ramp and qualification of our four line German plant during the three months ended September 29, 2007. Production start-up expense is primarily attributable to the cost of labor and material and depreciation expense to run and qualify the line prior to production, related facility expenses, management of our replication process and third party expenses.
     Foreign currency gain (loss)

	Three Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Three Month Period Change

Foreign currency gain (loss)	$(1,889)	$965	$(2,854)	(295.8)%
     Foreign currency loss for the three months ended September 27, 2008 was $1.9 million compared with a foreign currency gain of $1.0 million for the three months ended September 29, 2007. This was primarily the result of a significant increase in the value of the U.S. dollar to the euro exchange rate during the three months ended September 27, 2008 compared with the three months ended September 29, 2007 and an increase in the amount of our euro exposure in the three months ended September 27, 2008.

     Interest income

	Three Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Three Month Period Change

Interest income	$5,323	$5,298	$25	N.M.
     Interest income remained flat during the three months ended September 27, 2008 compared with the three months ended September 29, 2007, primarily as a result of higher cash, cash equivalents and marketable securities balances in the three months ended September 27, 2008, offset by a decline in interest rates.
     Interest expense, net

	Three Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Three Month Period Change

Interest expense, net	$(127)	$(647)	$520	(80.4)%
     Interest expense, net of amounts capitalized, decreased by $0.5 million during the three months ended September 27, 2008 compared with the three months ended September 29, 2007, primarily as a result of higher amounts of interest expense capitalized.
     Other income (expense), net

	Three Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Three Month Period Change

Other income (expense), net	$(360)	$(266)	$(94)	35.3%
     Other expense, net increased by $0.1 million during the three months ended September 27, 2008 compared with the three months ended September 29, 2007. Other expense consists mainly of financing fees related to our credit facilities.
Income tax benefit (expense)

	Three Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Three Month Period Change

Income tax benefit (expense)	$(33,830)	$(7,615)	$(26,215)	344.3%
     Income tax expense increased by $26.2 million from $7.6 million in the three months ended September 29, 2007 to $33.8 million in the three months ended September 27, 2008. Our effective tax rate was 25.4% for the three months ended September 27, 2008. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate primarily due to the benefit associated with foreign income taxed at lower rates and the beneficial impact of a Malaysian tax holiday effective in 2009 on Malaysian deferred taxes, partially offset by non-deductible expenses that increase the effective tax rate. The beneficial impact of the Malaysian tax holiday effective in 2009 to our effective tax rate was 3.0% for the three months ended September 27, 2008. The income tax expense of $7.6 million in the three months ended September 29, 2007 includes the reversal of valuation allowances of $7.5 million against previously established German deferred income tax assets, offset by $15.1 million in current income tax provision. We expect an effective tax rate of approximately 26% for fiscal 2008.
Nine Months Ended September 27, 2008 and September 29, 2007
     Net sales

	Nine Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Nine Month Period Change

Net sales	$812,650	$303,179	$509,471	168.0%
     Net sales increased by $509.5 million from $303.2 million in the nine months ended September 29, 2007 to $812.7 million in the nine months ended September 27, 2008, primarily as a result of a 154% increase in the MW volume of solar modules sold. The increase in the MW volume of solar modules sold under our long term contracts was due to the full production ramp of our German facility, commencement of production at our Malaysian facility, and continued improvements to our overall production throughput. In addition, the average number of sellable watts per solar module increased by 5% in the nine months ended September 27, 2008 and the average selling price increased to $2.53 in the nine months ended September 27, 2008 from $2.41 in the nine months ended September 29, 2007. Our average selling price was positively impacted by $0.26 due to a favorable foreign exchange rate between the U.S. dollar and the euro; which was partially offset by a contractual price decline of $0.14. During the nine months ended September 27, 2008 and September 29, 2007, approximately 75% and 94%, respectively, of our net sales resulted from sales of solar modules to customers headquartered in Germany.
     Cost of sales

	Nine Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Nine Month Period Change

Cost of sales	$368,183	$162,726	$205,457	126.3%
% of net sales	45.3%	53.7%
     Cost of sales increased by $205.5 million from $162.7 million in the nine months ended September 29, 2007 to $368.2 million in the nine months ended September 27, 2008, primarily as a result of higher production and sales volumes resulting from the full production ramp of our German factory and initial production at our first Malaysian plant. These factors caused a $119.0 million increase in direct material expense, a $9.2 million increase in warranty costs and costs relating to the collection and recycling of our solar modules, partially offset by a $2.0 million benefit due to a change in our warranty obligation that we made in the three months ended September 27, 2008, a $6.8 million increase in sales freight and other costs and a $70.5 million increase in manufacturing overhead costs. The increase in manufacturing overhead costs was due to a $32.9 million increase in salaries and personnel-related expenses as a result of increased head count, including a $2.6 million increase in share-based compensation expense, a $19.7 million increase in facility and related expenses and a $17.9 million increase in depreciation expense. In each case the increased manufacturing overhead was primarily associated from infrastructure associated with our German and Malaysian build-outs.
     Gross profit

	Nine Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Nine Month Period Change

Gross profit	$444,467	$140,453	$304,014	216.5%
% of net sales	54.7%	46.3%
     Gross profit increased by $304.0 million from $140.5 million in the nine months ended September 29, 2007 to $444.5 million in the nine months ended September 27, 2008, due to an increase in net sales. For the nine months ended September 27, 2008, foreign exchange gains resulting in higher average selling prices contributed approximately 2.8 percentage points to our gross margin. As a percentage of net sales, gross profit increased 8.4 percentage points from 46.3% to 54.7%, representing increased leverage of our fixed cost infrastructure and scalability associated with our plant expansions, which drove a 154% increase in the number of MW sold over the same time period. Additionally, we incurred $12.6 million of cost associated with the ramp of our Malaysian facility in the nine months ended September 27, 2008 compared with $7.6 million of costs associated with the ramp of our German facility in the nine months ended September 29, 2007.
     Research and development

	Nine Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Nine Month Period Change

Research and development	$22,437	$10,675	$11,762	110.2%
% of net sales	2.8%	3.5%
     Research and development expense increased by $11.7 million from $10.7 million in the nine months ended September 29, 2007 to $22.4 million in the nine months ended September 27, 2008, primarily as a result of an increase in headcount, which resulted in a $8.6 million increase in personnel-related expense, including a $0.6 million increase in share-based compensation expense. In addition, depreciation, equipment and lab supply expenses increased by $3.3 million, which was partially offset by a $0.5 million decrease in consulting expense, and grant revenue decreased by $0.3 million.
     Selling, general and administrative

	Nine Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Nine Month Period Change

Selling, general and administrative	$121,292	$58,057	$63,235	108.9%
% of net sales	14.9%	19.1%
     Selling, general and administrative expense increased by $63.2 million from $58.1 million in the nine months ended September 29, 2007 to $121.3 million in the nine months ended September 27, 2008, primarily as a result of an increase in headcount, which resulted in a $41.3 million increase in personnel-related expense, including a $10.8 million increase in share-based compensation expense. In addition, legal and professional service fees expense increased by $11.1 million and all other expenses increased by $10.8 million, primarily as a result of infrastructure build out related to our continued expansion and increased compliance cost associated with being a public company.
     Production start-up

	Nine Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Nine Month Period Change

Production start-up	$23,727	$12,802	$10,925	85.3%
% of net sales	2.9%	4.3%
     In the nine months ended September 27, 2008, we incurred $23.7 million of production start-up expense related to our sixteen line Malaysian expansion, which included related legal and regulatory costs, compared with $12.8 million of production start-up expense related to the ramp and qualification of our four line German plant during the nine months ended September 29, 2007. Production start-up expense is primarily attributable to the cost of labor and material and depreciation expense to run and qualify the line prior to production, related facility expenses, management of our replication process and third party expenses.
     Foreign currency gain (loss)

	Nine Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Nine Month Period Change

Foreign currency gain (loss)	$(468)	$716	$(1,184)	(165.4)%
     Foreign currency loss for the nine months ended September 27, 2008 was $0.5 million compared with a foreign currency gain of $0.7 million for the nine months ended September 29, 2007. This was primarily as a result of an increase in the volatility of the U.S. dollar to the euro exchange rate during the nine months ended September 27, 2008 and a significant increase in the amount of our euro exposure in the nine months ended September 27, 2008 compared with the nine months ended September 29, 2007.
     Interest income

	Nine Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Nine Month Period Change

Interest income	$16,931	$13,199	$3,732	28.3%
     Interest income increased by $3.7 million from $13.2 million in the nine months ended September 29, 2007 to $16.9 million in the nine months ended September 27, 2008, primarily as a result of higher cash, cash equivalents and marketable securities balances in the nine months ended September 27, 2008, partially offset by a decline in interest rates.

     Interest expense, net

	Nine Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Nine Month Period Change

Interest expense, net	$(131)	$(2,131)	$2,000	(93.9)%
     Interest expense, net of amounts capitalized, decreased by $2.0 million during the nine months ended September 27, 2008 compared with the nine months ended September 29, 2007, primarily as a result of higher amounts of interest expense capitalized.
     Other income (expense), net

	Nine Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Nine Month Period Change

Other income (expense), net	$(1,179)	$(881)	$(298)	33.8%
     Other expense, net increased by $0.3 million during the nine months ended September 27, 2008 compared with the nine months ended September 29, 2007. Other expense consists mainly of financing fees related to our credit facilities.
     Income tax benefit (expense)

	Nine Months Ended
(Dollars in thousands)	September 27, 2008	September 29, 2007	Nine Month Period Change

Income tax benefit (expense)	$(76,605)	$25,658	$(102,263)	N.M.
     Income tax expense increased by $102.3 million from a tax benefit of $25.7 million in the nine months ended September 29, 2007 to a tax expense of $76.6 million in the nine months ended September 27, 2008. Our effective tax rate was 26.2% for the nine months ended September 27, 2008. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate primarily due to the benefit associated with foreign income taxed at lower rates and the beneficial impact of a Malaysian tax holiday effective in 2009 on Malaysian deferred taxes, partially offset by an anticipated tax return to tax provision true-up and non-deductible expenses that increase the effective tax rate. The beneficial impact of the Malaysian tax holiday effective in 2009 to our effective tax rate was 2.9% for the nine months ended September 27, 2008. The income tax benefit of $25.7 million in the nine months ended September 29, 2007 is mainly due to the reversal of valuation allowances of $43.1 million against previously established U.S. and German deferred income tax assets, offset by $17.4 million in current income tax provision. We expect an effective tax rate of approximately 26% for fiscal 2008.
Critical Accounting Policies and Estimates
     For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 29, 2007 filed with the Securities and Exchange Commission. There have been no changes to our critical accounting policies since December 29, 2007, with the exception of our adoption of SFAS 157, Fair Value Measurements, effective December 30, 2007, the first day of our fiscal year 2008. SFAS 157 establishes a framework for the fair value measurement of our marketable securities and derivative instruments, but does not require us to perform any additional fair value measurements. Our adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.
Recent Accounting Pronouncements
     See Note 3 to our condensed consolidated financial statements for a summary of recent accounting pronouncements.
Liquidity and Capital Resources
     As of September 27, 2008, we had $729.4 million in cash, cash equivalents and marketable securities compared with $669.7 million at December 29, 2007.

Operating Activities
     Cash provided by operating activities was $259.8 million in the nine months ended September 27, 2008 compared with $106.2 million in the nine months ended September 29, 2007. Net cash provided by operating activities for the nine months ended September 27, 2008 resulted primarily from an increase in net income, accounts payable and accrued expenses in this period as well as the impact of non-cash items that were recorded on the statements of income, primarily depreciation and amortization expense and stock-based compensation expense, offset by investments in accounts receivable and inventories to support growth.
     Cash received from customers increased to $779.2 million during the nine months ended September 27, 2008 from $309.8 million during the nine months ended September 29, 2007 primarily due to an increase in net sales. This increase was partially offset by cash paid to suppliers and employees of $513.6 million in the nine months ended September 27, 2008 compared with cash paid to suppliers and employees of $172.2 million in the nine months ended September 29, 2007, mainly due to an increase in raw material and component purchases, an increase in personnel-related costs due to higher headcount and other costs supporting our global expansion.
Investing Activities
     Cash used in investing activities was $197.3 million in the nine months ended September 27, 2008 compared with cash used of $715.7 million in the nine months ended September 29, 2007. Capital expenditures were $330.6 million during the nine months ended September 27, 2008 and $145.6 million in the nine months ended September 29, 2007. The increase in capital expenditures was primarily due to our investments related to the construction of our new plants in Malaysia. Cash provided by investing activities resulted primarily from the net proceeds of marketable securities of $148.6 million in the nine months ended September 27, 2008. In addition, during the nine months ended September 27, 2008, we placed $15.3 million of cash in restricted accounts to fund our solar module collection and recycling program.
Financing Activities
     Cash provided by financing activities was $122.8 million in the nine months ended September 27, 2008 compared with $416.1 million in the nine months ended September 29, 2007. Cash provided by financing activities for the nine months ended September 27, 2008 resulted primarily from investment incentives related to the construction of our plant in Frankfurt/Oder, Germany of $35.7 million and proceeds from the issuance of debt, net of issuance costs, of $94.1 million related to the equipment export facility agreement for our Malaysian manufacturing center. See Note 10 to our condensed consolidated financial statements for more information about these new credit facilities. These cash proceeds were partially offset by the repayment of long-term debt of $34.8 million in the nine months ended September 27, 2008. In the nine months ended September 29, 2007 we received $48.2 million from additional drawings under our credit facilities with a consortium of banks led by IKB Deutsche Industriebank AG related to the financing of our German manufacturing facility. Proceeds from the issuance of common stock for the nine months ended September 27, 2008 were $14.1 million mainly due to proceeds received from the exercise of employee stock options. Proceeds from the issuance of common stock for the nine months ended September 29, 2007 were $372.7 million mainly due to the receipt of $366.0 million in net proceeds from the issuance of our common stock as a result of our follow-on offering and $6.7 million of proceeds received from the exercise of employee stock options.
Contractual Obligations
     Our contractual obligations other than in the ordinary course of business have not materially changed since the end of our fiscal year 2007 with the exception of our export financing agreement for First Solar Malaysia (see Note 10 to our condensed consolidated financial statements). See also our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, for additional information regarding our contractual obligations.
     We believe that our current cash and cash equivalents, marketable securities, cash flows from operating activities and low interest debt financings for our German plant and our Malaysian plants will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan. As a result, we may engage in one or more debt or equity financings in the future that could result in increased expenses or dilution to our existing stockholders. If we are unable to obtain debt or equity financing on reasonable terms, we may be unable to execute our expansion strategy.
     The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions. As of September 27, 2008, our liquidity and investments have not been materially adversely impacted by the current credit environment and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.
     Our debt-financing agreements bear interest at the Euro Interbank Offered Rate (Euribor). Euribor is the primary interbank lending rate within the Euro zone, with maturities ranging from one week to one year. A disruption of the credit environment as currently experienced could negatively impact interbank lending and therefore negatively impact the Euribor rate. An increase in the Euribor rate would increase our cost of borrowing.
     On December 30, 2007, the beginning of our fiscal year 2008, we adopted SFAS 157. Our adoption of SFAS 157 was limited to our financial assets and financial liabilities, as permitted by FSP 157-2. We do not have any nonfinancial assets or nonfinancial liabilities that we recognize or disclose at fair value in our financial statements on a recurring basis. Our adoption of SFAS 157 did not have a material effect on our financial position and results of operations, and our fair value models do not make material use of unobservable inputs. See Note 9 to our condensed consolidated financial statements for further information about our adoption of SFAS 157.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of September 27, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
     Our international operations accounted for approximately 97.0% of our net sales in the nine months ended September 27, 2008 and 100.0% of our net sales in the nine months ended September 29, 2007; all of these international sales were denominated in euros. As a result, we have exposure to foreign exchange risk with respect to almost all of our net sales. Fluctuations in exchange rates, particularly in the U.S. dollar to euro exchange rate, affect our gross and net profit margins and could result in foreign exchange and operating losses. In the past, most of our exposure to foreign exchange risk has related to currency gains and losses between the times we sign and settle our sales contracts. For example, our Long Term Supply Contracts obligate us to deliver solar modules at a fixed price in euros per watt and do not adjust for fluctuations in the U.S. dollar to euro exchange rate. In the nine months ended September 27, 2008, a 10% change in the euro exchange rates would have impacted our net sales by $81.3 million. With the expansion of our manufacturing operations into Germany and the current expansion into Malaysia, many of our operating expenses for the plants in these countries will be denominated in the local currency.
     In the past, currency exchange rate fluctuations have had an impact on our business and results of operations. For example, currency exchange rate fluctuations negatively impacted our cash flows by $7.7 million in the nine months ended September 27, 2008 and positively impacted our cash flows by $2.4 million in the nine months ended September 29, 2007. Although we cannot predict the impact of future currency exchange rate fluctuations on our business or results of operations, we believe that we may have increased risk associated with currency exchange rate fluctuations in the future.
     As of September 27, 2008, the total notional value of foreign exchange contracts to purchase Euros with U.S. dollars was €82.9 million ($121.0 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00) and the total notional value of foreign exchange contracts to sell Euros for U.S. dollars was €45.0 million ($65.7 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00). As of September 27, 2008, the unrealized loss of these forward contracts was $6.1 million. These foreign exchange forward contracts have maturities of 24 months or less. These currency forward contracts hedge third party balance sheet exposure.
     Most of our German plant’s operating expenses are denominated in euros, creating natural hedges against the currency risk in our net sales. In addition, we purchased forward contracts to hedge the exchange risk on forecasted cash flows denominated in euro. The total notional value of the forward contracts was €346.6 million ($506.0 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00) on September 27, 2008.

     Interest Rate Risk
     We are exposed to interest rate risk because many of our customers depend on debt and equity financing to purchase and install a solar electricity generation system. Although the useful life of a solar electricity generation system is approximately 25 years, end-users of our solar modules must pay the entire cost of the system at the time of installation. As a result, many of our customers rely on debt financing to fund their up-front capital expenditure. An increase in interest rates could make it difficult for our end-users to secure the financing necessary to purchase and install a system. This could lower demand for our solar modules and system development services and reduce our net sales. In addition, we believe that a significant percentage of our end-users install solar electricity generation systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in a system or make alternative investments more attractive relative to solar electricity generation systems, which, in each case, could cause these end-users to seek alternative investments that promise higher returns.
     During 2006, we entered into a credit facility with a consortium of banks, which bears interest at Euribor plus 1.6%. As of September 27, 2008, we hedged our exposure to changes in Euribor using interest rate swaps with a combined notional value of €41.4 million ($60.4 million at the balance sheet close rate on September 27, 2008 of $1.46/€1.00).
     During May of 2008, we entered into a credit facility with IKB, Natixis, Natixis Labuan Branch and Ausfuhrkredit-Gesellschaft mbH which is denominated in euro. The loans under fixed-rate credit facility will bear interest on the outstanding unpaid principal balance at an annual rate of 4.54%. The loans under the floating-rate credit facility will bear interest on the outstanding unpaid principal balance at Euribor plus a margin of 0.55%.
     In addition, we invest some of our cash in debt securities, which exposes us to interest rate risk. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including money market funds, government and non-government debt securities and certificates of deposit. As of September 27, 2008, our fixed-income investments earned a pretax yield of approximately 1.8%, with a weighted average maturity of 2.6 months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the market value of our total investment portfolio could decrease (increase) by approximately $0.6 million. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our financial position, results of operations or cash flows. As of September 27, 2008, all of our investments were in money market accounts or federal and foreign agency debt and corporate debt securities.
Commodity and Component Risk
     We are exposed to price risks for the raw materials, components and energy costs used in the manufacture and transportation of our solar modules. Also, some of our raw materials and components are sourced from a limited number of suppliers or a sole supplier. We endeavor to qualify multiple suppliers, a process which could take up to 12 months if successful, but some suppliers are unique and it may not be feasible to qualify second source suppliers. In some cases, we also enter into long term supply contracts for raw materials and components, but these arrangements are normally of shorter duration than the term of our Long Term Supply Contracts with our customers. As a result, we remain exposed to price changes in the raw materials and components used in our modules. In addition, a failure by a key supplier could disrupt our supply chain which could result in higher prices for our raw materials and components and even a disruption in our manufacturing process. Since our selling price under our Long Term Supply Contracts does not adjust in the event of price changes in our underlying raw materials or components and since our Long Term Supply Contracts require minimum deliveries of our products during their term, we are unable to pass along changes in the cost of the raw materials and components for our products and may be in default of our delivery obligations if we experience a manufacturing disruption.
Credit Risk
     We have certain financial and derivative instruments that potentially subject us to credit risk. These consist primarily of cash, cash equivalents, marketable securities, interest swap agreements and forward foreign exchange contracts. We are exposed to credit losses in the event of nonperformance by the counter parties to our financial and derivative instruments. We place cash, cash equivalents, marketable securities, interest rate swap agreements and forward foreign exchange contracts with various high-quality financial institutions, and exposure is limited at any one institution. We continuously evaluate the credit standing of our counter party financial institutions.
     In addition, we have certain restricted investments, which are exposed to credit risk. These consist primarily of restricted investments, which are held by a subsidiary of a financial services company to fund our estimated future product collection and recycling costs. As of September 27, 2008 our restricted investments with this financial services company were $25.0 million. In October 2008 we entered into a credit default swap (“CDS”) against the parent company of this financial services company to protect our investment from a significant pre-defined credit event to our counter party. Under a CDS, a third party assumes for a fee, a portion of the credit risk related to the investment. The CDS we entered into provides protection for losses in the event of a pre-defined credit event of the parent company of the financial services company in the amount of $25.0 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of September 27, 2008 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 27, 2008, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the nine months ended September 27, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting during the nine months ended September 27, 2008.
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
     In accordance with SFAS 5, Accounting for Contingencies, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review these liabilities at least quarterly and adjust them to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2007 and our registration statement on Form S-1/A filed on August 3, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our registration statement on Form S1/A are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. We have updated these risk factors to reflect changes in the third quarter of fiscal 2008 for the period ending September 27, 2008.
An increase in interest rates or tightening of the supply of capital by Global Financial Markets could make it difficult for end-users to finance the cost of a photovoltaic system and could reduce the demand for our solar modules.
Many of our end-users depend on debt financing to fund the initial capital expenditure required to purchase and install a photovoltaic system. As a result, an increase in interest rates could make it difficult for our end-users to secure the financing necessary to purchase and install a photovoltaic (PV) system on favorable terms, or at all, and thus lower demand for our solar modules and reduce our net sales. Due to the overall economic outlook, our end-users may change their decision or change the timing of their decision to purchase and install a photovoltaic system. In addition, we believe that a significant percentage of our end-users install PV systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in a PV system, or make alternative investments more attractive relative to PV systems, and, in each case, could cause these end-users to seek alternative investments. A reduction in the supply of non-recourse project debt financing or tax equity investments could reduce the number of solar projects that receive financing and thus lower demand for solar modules.
We currently sell a substantial portion of our solar modules under Long Term Supply Contracts, and we allocate a significant amount of our production to satisfy our obligations under these contracts. The loss of any of our large customers, their inability to perform under their contracts, or their default in payment could significantly reduce our net sales and adversely impact our operating results. These customers buy our modules with the expectation that they will be able to resell them in connection with the development of PV systems. As discussed above, many of these projects depend on the availability of debt and equity financing. A prolonged, material disruption to the supply of project finance could adversely affect our customers’ ability to perform under these agreements. In the event of default by one or more of these customers, we may be unable to sell these modules at the prices specified in our Long Term Contracts, especially if demand for photovoltaic systems softens or supplies of solar modules increase.
Item 5. Other Information
The Company amended and restated the employment agreements and change in control agreements with certain executive officers, to be effective as of November 3, 2008, primarily to comply with Section 409A of the Internal Revenue Code of 1986. With the exception of Mr. Carrington’s Agreement, which had this provision, the amended and restated employment agreements were also amended to provide for one year of acceleration of outstanding equity awards for the executive in the event of death, disability or termination of employment without cause. Prior to these amendments, outstanding equity awards continued to vest for one year only in the event of termination of employment without cause. The foregoing description of the amended and restated employment agreements and change in control agreements does not purport to be complete, and is qualified in its entirety by the full text of the amended and restated employment agreements and change in control agreements, which are filed as exhibits hereto and incorporated herein by reference. The Company entered into amended and restated employment agreements and change in control agreements with Michael J. Ahearn, Chief Executive Officer and John Carrington, Executive Vice President, Global Marketing and Business Development. The Company expects to enter into similar agreements with its other executive officers.
Item 6. Exhibits
     The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date of First Filing	File Number	Exhibit Number	Herewith
10.01	Amended and Restated Employment Agreement and Amended and Restated Change in Control Agreement dated November 3, 2008 between First Solar, Inc. and Michael J. Ahearn.					X

10.02	Amended and Restated Employment Agreement and Amended and Restated Change in Control Agreement dated November 3, 2008 between First Solar, Inc. and John Carrington.					X

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOLAR, INC.
By:	/s/ JENS MEYERHOFF
Jens Meyerhoff
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

October 30, 2008

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	Date of First Filing	File Number	Exhibit Number	Herewith
10.01	Amended and Restated Employment Agreement and Amended and Restated Change in Control Agreement dated November 3, 2008 between First Solar, Inc. and Michael J. Ahearn.					X

10.02	Amended and Restated Employment Agreement and Amended and Restated Change in Control Agreement dated November 3, 2008 between First Solar, Inc. and John Carrington.					X

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.