Form 10-Q
period 2009-04-30
FIRST SOLAR, INC.
filed 2009-05-01
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posed on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of April 24, 2009 there were 84,466,286 shares of the registrant’s common stock, par value $0.001, outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2009

EX-10.1
EX-10.2
EX-31.01
EX-31.02
EX-32.01

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
Net sales	$418,208	$196,915
Cost of sales	182,924	92,591
Gross profit	235,284	104,324
Operating expenses:
Research and development	11,704	4,760
Selling, general and administrative	49,315	28,671
Production start-up	6,209	12,761
Total operating expenses	67,228	46,192
Operating income	168,056	58,132
Foreign currency gain	1,834	774
Interest income	2,103	6,685
Interest expense, net	(935)	(4)
Other expense, net	(1,326)	(378)
Income before income taxes	169,732	65,209
Income tax expense	5,137	18,590
Net income	$164,595	$46,619
Net income per share:
Basic	$2.01	$0.59
Diluted	$1.99	$0.57
Weighted-average number of shares used in per share calculations:
Basic	81,685	79,059
Diluted	82,612	81,607

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 28, 2009	December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$624,932	$716,218
Marketable securities — current	172,176	76,042
Accounts receivable, net	184,790	61,703
Inventories	131,468	121,554
Deferred project costs	12,259	710
Economic development funding receivable	—	668
Deferred tax asset, net — current	11,658	9,922
Prepaid expenses and other current assets	102,421	90,584
Total current assets	1,239,704	1,077,401
Property, plant and equipment, net	867,660	842,622
Deferred tax asset, net — noncurrent	61,987	61,325
Marketable securities — noncurrent	14,460	29,559
Restricted cash and investments	30,148	30,059
Investment in related party	25,000	25,000
Goodwill	33,829	33,829
Other assets — noncurrent	15,644	14,707
Total assets	$2,288,432	$2,114,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,853	$46,251
Income tax payable	102,242	99,938
Accrued expenses	86,250	140,899
Current portion of long-term debt	32,952	34,951
Other current liabilities	52,542	59,738
Total current liabilities	315,839	381,777
Accrued collection and recycling liabilities	45,366	35,238
Long-term debt	195,216	163,519
Other liabilities — noncurrent	26,339	20,926
Total liabilities	582,760	601,460
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 81,844,290 and 81,596,810 shares issued and outstanding at March 28, 2009 and December 27, 2008, respectively	82	82
Additional paid-in capital	1,194,324	1,176,156
Accumulated earnings	525,820	361,225
Accumulated other comprehensive loss	(14,554)	(24,421)
Total stockholders’ equity	1,705,672	1,513,042
Total liabilities and stockholders’ equity	$2,288,432	$2,114,502

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2009	March 29, 2008
Cash flows from operating activities:
Cash received from customers	$325,712	$194,595
Cash paid to suppliers and associates	(259,726)	(137,779)
Interest received	2,885	6,156
Interest paid, net of amounts capitalized	(2,208)	(4)
Income taxes paid, net of refunds	658	4,905
Excess tax benefit from share-based compensation arrangements	(3,254)	(4,255)
Other	(326)	(348)
Net cash provided by operating activities	63,741	63,270
Cash flows from investing activities:
Purchases of property, plant and equipment	(86,404)	(74,606)
Purchases of marketable securities	(117,554)	(57,796)
Proceeds from maturities of marketable securities	7,000	11,250
Proceeds from sales of marketable securities	29,787	223,902
Investment in note receivable	(13,750)	—
Increase in restricted investments	(313)	(12,091)
Net cash provided by (used in) investing activities	(181,234)	90,659
Cash flows from financing activities:
Proceeds from issuance of common stock	1,440	5,935
Repayment of long-term debt	(3,858)	(25,740)
Proceeds from issuance of debt, net of issuance costs	45,267	57
Excess tax benefit from share-based compensation arrangements	3,254	4,255
Proceeds from economic development funding	615	35,661
Other financing activities	(1)	(2)
Net cash provided by financing activities	46,717	20,166
Effect of exchange rate changes on cash and cash equivalents	(20,510)	12,175
Net increase (decrease) in cash and cash equivalents	(91,286)	186,270
Cash and cash equivalents, beginning of the period	716,218	404,264
Cash and cash equivalents, end of the period	$624,932	$590,534
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$(30,687)	$26,500

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 28, 2009

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 28, 2009 are not necessarily indicative of the results that may be expected for the year ending December 26, 2009, or for any other period. The balance sheet at December 27, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 27, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We report our results of operations using a 52 or 53 week fiscal year, which ends on the Saturday on or before December 31. Our fiscal quarters end on the Saturday closest to the end of the applicable calendar quarter. Fiscal 2009 will end on December 26, 2009 and will consist of 52 weeks.

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 27, 2008 filed with the Securities and Exchange Commission.

Note 3. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS 141R, Business Combinations, which replaces SFAS 141, Business Combinations. SFAS 141R requires most assets acquired and liabilities assumed in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair value as of the date of the acquisition. SFAS 141R also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141R became effective for us for the year ending December 26, 2009 and therefore  applies to any business combinations that we might enter into after December 27, 2008. SFAS 141R will apply to our recently completed acquisition of the solar power project development business of OptiSolar on April 3, 2009, as further described in Note 19 to our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends previous accounting literature to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly referred to as “minority interest”) and for the deconsolidation of a subsidiary. SFAS 160 became effective for us as of the year ending December 26, 2009. The adoption of SFAS 160 did not have a material impact on our financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157. FSP 157-2 deferred the effective date of SFAS 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. As a result of FSP 157-2, we adopted SFAS 157 for our nonfinancial assets and nonfinancial liabilities as of the beginning of the year ending December 26, 2009. The adoption of SFAS 157 for these assets and liabilities did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 became effective for us as of the beginning of the year ending December 26, 2009. The adoption of SFAS 161 in the first quarter of 2009 did not have a material impact on our financial position, results of operations or cash flows.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures About Credit Derivatives and Certain Guarantees. FSP FAS 133-1 and FIN 45-4 are intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives. FSP FAS 133-1 and FIN 45-4 became effective for us at the beginning of the year ending December 26, 2009. The adoption of FSP FAS 133-1 and FIN 45-4 in the first quarter of 2009 did not have a material impact on our financial position, results of operations or cash flows.

In February 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141R-1 amends the guidance in SFAS 141R about the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS 5 if not acquired or assumed in a business combination. FSP FAS 141R-1 is effective for us at the beginning of our year ending December 26, 2009 and therefore will apply to any business combination that we might enter into after December 27, 2008. FSP FAS 141R-1 will apply to our recently completed acquisition of the solar power project development business of OptiSolar on April 3, 2009 as further described in Note 19 to our condensed consolidated financial statements. We do not expect that the adoption of FSP FAS 141R-1 will have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amend SFAS 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends ABP 28 to require those disclosures in summarized financial information at interim reporting periods. We will adopt FSP FAS 107-1 and APB 28-1 in our second fiscal quarter ending on June 27, 2009. We do not expect that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. We are required to adopt FSP FAS 115-2 and FAS 124-2 in our second fiscal quarter ending on June 27, 2009. We have not yet evaluated the impact, if any, the adoption of this Statement will have on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. We are required to adopt FSP FAS 157-4 in our second fiscal quarter ending on June 27, 2009. We have not yet evaluated the impact, if any, the adoption of this Statement will have on our financial position, results of operations or cash flows.

Note 4. Goodwill and Intangible Assets

Goodwill

On November 30, 2007, we acquired 100% of the outstanding membership interests of Turner Renewable Energy, LLC. Under the purchase method of accounting, we allocated $33.4 million to goodwill through December 29, 2007, which represents the excess of the purchase price over the fair value of the identifiable net tangible and intangible assets of Turner Renewable Energy, LLC. As of March 28, 2009 and December 27, 2008, the carrying amount of goodwill was $33.8 million.

SFAS 142, Goodwill and Other Intangible Assets requires us to test goodwill for impairment at least annually, or sooner if facts or circumstances between scheduled annual tests indicate that it is more likely than not that the fair value of reporting unit that has goodwill might be less than its carrying value. We performed our goodwill impairment tests in the fourth quarter of the year ended December 27, 2008. Based on that test, we concluded that our goodwill was not impaired. We also concluded that there were no changes in facts and circumstances since the date of that test, which would trigger an interim goodwill impairment test.

Acquisition Related Intangible Assets

In connection with the acquisition of Turner Renewable Energy, LLC, we identified intangible assets, that represent customer contracts already in progress at the time of acquisition and future customer contracts not yet started. We amortize the acquisition date fair values of these assets using the percentage of completion method.

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of March 28, 2009 (Unaudited)			As of December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer contracts in progress at the acquisition date	$62	$62	$—	$62	$58	$4
Customer contracts executed after the acquisition date	394	303	91	394	242	152
Total	$456	$365	$91	$456	$300	$156

Amortization expense for acquisition-related intangible assets was $0.1 million for the three months ended March 28, 2009 and March 29, 2008, respectively. We expect to amortize the remaining balance of our acquisition related intangible assets during the year ending December 26, 2009.

Note 5. Cash and Investments

Cash, cash equivalents and marketable securities consisted of the following at March 28, 2009 and December 27, 2008 (in thousands):

	March 28, 2009	December 27, 2008
Cash and cash equivalents:
Cash	$539,642	$603,434
Cash equivalents:
Federal agency debt	14,998	38,832
Money market mutual fund	70,292	73,952
Total cash and cash equivalents	624,932	716,218
Marketable securities:
Federal agency debt	143,527	68,086
Foreign agency debt	—	6,977
Corporate debt securities	43,109	30,538
Total marketable securities	186,636	105,601
Total cash, cash equivalents and marketable securities	$811,568	$821,819

We have classified our marketable securities as “available-for-sale.” Accordingly, we record them at fair value and account for net unrealized gains and losses as part of other comprehensive income until realized. We report realized gains and losses on the sale of our marketable securities in earnings, computed using the specific identification method. During the three months ended March 28, 2009, we realized an immaterial amount in gains and did not realize any losses on our marketable securities. During the three months ended March 29, 2008, we realized $0.4 million in gains and $0.1 million in losses on our marketable securities. See Note 8 to our condensed consolidated financial statements for information about the fair value measurement of our marketable securities.

All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider a marketable debt security to be impaired when its fair value is less than its carrying cost. Investments identified as being impaired are subject to further review to determine if the investment is other than temporarily impaired, in which case we write down the investment through earnings to its impaired value and a new cost basis is established. We did not identify any of our marketable securities as other-than-temporarily impaired at March 28, 2009.

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale by major security type (in thousands):

	As of March 28, 2009 (Unaudited)
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Federal agency debt	$143,209	$318	$—	$143,527
Corporate debt securities	42,863	246	—	43,109
Total	$186,072	$564	$—	$186,636

	As of December 27, 2008
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Federal agency debt	$67,813	$273	$—	$68,086
Foreign agency debt	6,990	—	13	6,977
Corporate debt securities	30,425	129	16	30,538
Total	$105,228	$402	$29	$105,601

Contractual maturities of our available-for-sale marketable securities as of March 28, 2009 and December 27, 2008 were as follows (in thousands):

	As of March 28, 2009 (Unaudited)
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$171,816	$360	$—	$172,176
One year to two years	14,256	204	—	14,460
Total	$186,072	$564	$—	$186,636

	As of December 27, 2008
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$75,856	$199	$13	$76,042
One year to two years	29,372	203	16	29,559
Total	$105,228	$402	$29	$105,601

The net unrealized gain of $0.6 million and $0.4 million as of March 28, 2009 and December 27, 2008, respectively, on our available for-sale marketable securities was primarily the result of changes in interest rates. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better, limits the types of acceptable investments, limits the concentration as to security holder and limits the duration of the investments.

Note 6. Consolidated Balance Sheet Details

Accounts receivable, net

Accounts receivable, net consisted of the following at March 28, 2009 and December 27, 2008 (in thousands):

	March 28, 2009	December 27, 2008
Accounts receivable, gross	$184,790	$61,703
Allowance for doubtful accounts	—	—
Accounts receivable, net	$184,790	$61,703

  The increase in accounts receivable was mainly due to the amendment of certain customers' long-term supply contracts, that extended our customers’ payment terms from 10 days to 45 days, net as well as the timing of shipments to customers during the three months ended March 28, 2009.

Inventories

Inventories consisted of the following at March 28, 2009 and December 27, 2008 (in thousands):

	March 28, 2009	December 27, 2008
Raw materials	$104,763	$103,725
Work in process	7,562	4,038
Finished goods	19,143	13,791
Total inventories	$131,468	$121,554

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at March 28, 2009 and December 27, 2008 (in thousands):

	March 28, 2009	December 27, 2008
Prepaid expenses	$6,193	$6,699
Prepaid supplies	12,984	12,556
Capitalized equipment spares	14,204	12,900
Prepaid taxes — current	2,028	4
Derivative instruments — current	29,690	34,931
Other receivable from financial institution	9,232	10,764
Note receivable	13,750	—
Costs and estimated earnings in excess of billings	—	114
Other current assets	14,340	12,616
Total prepaid expenses and other current assets	$102,421	$90,584

Property, plant and equipment

Property, plant and equipment consisted of the following at March 28, 2009 and December 27, 2008 (in thousands):

	March 28, 2009	December 27, 2008
Buildings and improvements	$177,791	$137,116
Machinery and equipment	685,488	559,566
Office equipment and furniture	26,732	22,842
Leasehold improvements	14,555	11,498
Depreciable property, plant and equipment, gross	904,566	731,022
Accumulated depreciation	(125,285)	(100,939)
Depreciable property, plant and equipment, net	779,281	630,083
Land	5,658	5,759
Construction in progress	82,721	206,780
Property, plant and equipment, net	$867,660	$842,622

Depreciation of property, plant and equipment was $25.8 million and $10.1 million for the three months ended March 28, 2009 and March 29, 2008, respectively.

         We incurred interest cost and capitalized a portion of it (into our property, plant and equipment) as follows during the three months ended March 28, 2009 and March 29, 2008 (in thousands):

	Three Months Ended
	March 28, 2009	March 29, 2008
Interest cost incurred	$2,414	$1,509
Interest cost capitalized	(1,479)	(1,505)
Interest expense, net	$935	$4

Accrued expenses

Accrued expenses consisted of the following at March 28, 2009 and December 27, 2008 (in thousands):

	March 28, 2009	December 27, 2008
Product warranty liability — current portion	$5,311	$4,040
Accrued compensation and benefits	11,922	32,145
Accrued property, plant and equipment	22,099	44,115
Accrued inventory	19,621	31,438
Accrued utilities and plant services	6,827	5,100
Accrued subcontractor services and materials	582	2,934
Accrued taxes — other	1,406	6,182
Other accrued expenses	18,482	14,945
Total accrued expenses	$86,250	$140,899

Other current liabilities

Other current liabilities consisted of the following at March 28, 2009 and December 27, 2008 (in thousands):

	March 28, 2009	December 27, 2008
Derivative instruments — current	$18,438	$50,733
Deferred revenue (1)	26,550	—
Billings in excess of costs and estimated earnings	2,919	2,159
Other current liabilities	4,635	6,846
Total other current liabilities	$52,542	$59,738

(1)	Deferred revenue relates to solar module shipments that have not met the revenue recognition criteria at March 28, 2009 and are expected to be recognized in the second fiscal quarter of 2009.

Note 7. Derivative Financial Instruments

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

Depending on the terms of the specific derivative instruments and market conditions, some of our derivative instruments may be assets and others liabilities at any particular point in time. As required by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, we present all of our derivative instruments at fair value on our balance sheet. Depending on the substance of the hedging purpose for our derivative instruments, we account for changes in the fair value of some of them using cash-flow-hedge accounting pursuant to SFAS 133 and of others by recording the changes in fair value directly to current earnings (so-called “economic hedges”). These accounting approaches are described in more detail where we discuss our various types of derivative instruments below.

Various classes of risk that we are exposed to in our business and risk management systems using derivative instruments that we apply to these risks are described below. See Note 8 to our condensed consolidated financial statements for information about the techniques we use to measure the fair value of our derivative instruments.

The following table presents the fair values of derivative instruments included in our condensed consolidated balance sheet as of March 28, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:

Foreign exchange forward contracts	Other current assets	$20,696	Other liabilities - current	$12,258
	Other non-current assets	171	Other liabilities - non current	278

Interest rate swap contracts		—	Other liabilities - current	539
			Other liabilities - non current	1,616
Total derivatives designated as hedging instruments under SFAS 133		$20,867		$14,691

Derivatives not designated as hedging instruments under SFAS 133:

Foreign exchange forward contracts	Other current assets	$8,733	Other liabilities - current	$5,502
Credit default swaps	Other current assets	261		—
Total derivatives not designated as hedging instruments under SFAS 133		8,994		5,502

Total derivative instruments		$29,861		$20,193

The following table presents the amounts affecting our condensed consolidated statement of operations for the three months ended March 28, 2009 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated under SFAS 133	Three Months Ended March 28, 2009	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended March 28, 2009
Derivatives designated as cash flow hedges:

Foreign exchange forward contracts	$23,876	Net sales	$22,190
Interest rate swaps	(777)		—
Total derivatives designated as cash flow hedges	$23,099		$22,190

	Amount of Gain (Loss) on Derivatives recognized in Income
	Three Months Ended March 28, 2009	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives designated as cash flow hedges under SFAS 133:
Foreign exchange forward contracts	$22,190	Net sales
Interest rate swaps	$(134)	Interest income (expense)

Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange forward contracts	$(4,889)	Other income (expense)
Foreign exchange forward contracts	$(1,455)	Cost of sales

Credit default swaps	$(1,000)	Other income (expense)

Interest Rate Risk

We use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use interest rate swap agreements for speculative or trading purposes. We have interest rate swap contracts with a financial institution that effectively converts to fixed rates the floating variable rate of the Euro Interbank Offered Rate (Euribor) on certain drawdowns taken on the term loan portion of our credit facility with a consortium of banks for financing our German plant. These interest rate swap contracts are required under the credit facility agreement. The total notional value of the interest rate swap contract was €36.8 million ($48.9 million at the balance sheet close rate on March 28, 2009 of $1.33/€1.00) on March 28, 2009. As of March 28, 2009, the weighted average interest rate for the interest rate swap contracts was 4.12%.

         The notional amounts of the interest rate swap contracts are scheduled to decline in correspondence to our scheduled principal payments on the hedged term loan drawdowns. These derivative instruments qualified for accounting as cash flow hedges in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and we designated them as such. We determined that our interest rate swap contracts were highly effective as cash flow hedges at March 28, 2009.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of the components of our business to have material future cash flows, including revenues and expenses, that are denominated in currencies other than the relevant component’s functional currencies. Our primary cash flow exposures are customer collections and vendor payments. Changes in the exchange rates between our components’ functional currencies and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge the value of a portion of these forecasted cash flows. As of March 28, 2009, these foreign exchange contracts hedge our forecasted future cash flows for up to 18 months. These foreign exchange contracts qualified for accounting as cash flow hedges in accordance with SFAS 133, and we designated them as such. We initially report the effective portion of the derivative’s gain or loss in accumulated other comprehensive income (loss) and subsequently reclassify amounts into earnings when the hedged transaction is settled. We determined that these derivative financial instruments were highly effective as cash flow hedges at March 28, 2009. In addition, during the three months ended March 28, 2009, we did not discontinue any cash flow hedges because it was probable that a forecasted transaction would not occur.

During the three months ended March 28, 2009, we purchased foreign exchange forward contracts to hedge the exchange risk on forecasted cash flows denominated in euro. As of March 28, 2009, the unrealized gain of these contracts was $8.3 million and the total notional value of the contracts was €471.5 million ($627.1 million at the balance sheet close rate on March 28, 2009 of $1.33/€1.00). The weighted average forward exchange rate for these contracts was $1.35/€1.00 at March 28, 2009.

Transaction Exposure

Many components of our business have assets and liabilities (primarily receivables, investments and accounts payable, including inter-company balances) that are denominated in currencies other than their functional currencies. Changes in the exchange rates between our components’ functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in our reported consolidated financial position, results of operations and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to hedge these assets and liabilities against the short-term effects of currency exchange rate fluctuations. The gains and losses on the foreign exchange forward contracts will offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency assets and liabilities.

During the three months ended March 28, 2009, we purchased forward foreign exchange contracts to hedge balance sheet exposure related to transactions with third parties. We recognize gains or losses from the fluctuation in foreign exchange rates and the valuation of these hedging contracts in foreign currency gain (loss) on our consolidated statements of operations. As of March 28, 2009, the total notional value of our foreign exchange forward contracts to purchase and sell euros with/for U.S. dollars was €162.2 million and €128.5 million, respectively ($215.7 million and $170.9 million, respectively at the balance sheet close rate on March 28, 2009 of $1.33/€1.00); the total notional value of our foreign exchange forward contracts to purchase and sell U.S. dollars with/for euros was $4.3 million and $1.3 million, respectively; the total notional value of our foreign exchange forward contracts to purchase and sell Malaysian ringgit with/for U.S. dollars was MYR 91.0 million and MYR 41.0 million, respectively ($25.5 million and $11.5 million, respectively at the balance sheet close rate on March 28, 2009 of $0.28/MYR1.00); and the total notional value of our foreign exchange forward contracts to purchase and sell Japanese yen with/for U.S. dollars was JPY 140.0 million and JPY 50.0 million, respectively ($1.4 million and $0.5 million, respectively at the balance sheet close rate on March 28, 2009 of $0.01/JPY1.00). As of March 28, 2009, the unrealized gain of these contracts was $3.2 million. These contracts have maturities of two months or less.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, investments, trade accounts receivable, interest rate swap contracts and foreign exchange forward contracts. We are exposed to credit losses in the event of nonperformance by the counter parties to our financial and derivative instruments. We place cash, cash equivalents, investments, interest rate swap contracts and foreign exchange forward contracts with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions.

In addition, we have certain restricted investments that are exposed to credit risk. These consist primarily of restricted investments, which are held by a financial services company to fund our estimated future product collection and recycling costs. As of March 28, 2009 our restricted investments with a subsidiary of this financial services company were $26.2 million. In October 2008, we entered into credit default swaps (CDS) with J.P. Morgan Chase NA, New York to protect this restricted investment from a significant pre-defined credit event related to the parent of the financial services company. Under a CDS, a third party assumes, for a fee, a portion of the credit risk related to an investment. The CDSs we entered into provide protection for losses in the event of a pre-defined credit event of the parent of the financial services company up to $25.0 million. At March 28, 2009, we had recorded losses related to fair value adjustments on the CDSs of $1.0 million. One of our CDSs expired on March 20, 2009 and the other one will expire on June 20, 2009.

Note 8. Fair Value Measurement

On December 30, 2007, the beginning of our fiscal year 2008, we adopted SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands financial statement disclosure requirements for fair value measurements. Our initial adoption of SFAS 157 was limited to our fair value measurements of financial assets and financial liabilities, as permitted by FSP 157-2. On December 28, 2008, the beginning of our fiscal year 2009, we adopted SFAS 157 for the remainder of our fair value measurements. The implementation of the fair value measurement guidance of SFAS 157 did not result in any material changes to the carrying values of our assets and liabilities.

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

When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. Following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report on our balance sheet at fair value on a recurring basis:

•
Cash Equivalents.  At March 28, 2009, our cash equivalents consisted of federal agency debt and money market mutual funds. We value some of our cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1. We also have cash equivalents which we value using other observable inputs (such as interest rates that are observable at commonly quoted intervals) and accordingly, we classify the valuation techniques that use these inputs as Level 2. We consider the effect of our counterparties’ credit standings in our valuations of our marketable securities holdings.

•
Marketable securities.  At March 28, 2009, our marketable securities consisted of federal agency debt and corporate debt securities. We value our marketable securities using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We also consider the effect of our counterparties’ credit standings in these fair value measurements.

•
Derivative assets and liabilities.  At March 28, 2009, our derivative assets and liabilities consist of foreign exchange forward contracts involving major currencies, interest rate swap contracts involving a benchmark interest rate and credit default swaps. Since our derivative assets and liabilities are not traded on an exchange, we value them using valuation models. Interest rate yield curves, foreign exchange rates and credit default swap spreads are the significant inputs into these valuation models. These inputs are observable in active markets over the terms of the instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our own credit standing and that of our counterparties in our valuations of our derivative financial assets and liabilities.

•
Product collection and recycling liability.  We account for our obligation to collect and recycle the solar modules that we sell in a similar manner to the accounting for asset retirement obligations that is prescribed by SFAS 143, Accounting for Asset Retirement Obligations. When we sell solar modules, we initially record our liability for collecting and recycling those particular solar modules at the fair value of this liability, and then in subsequent periods, we accrete this fair value to the estimated future cost of collecting and recycling the solar modules. Therefore, this is a one-time nonrecurring fair value measurement of the collection and recycling liability associated with each particular solar module sold.

Since there is not an established market for collecting and recycling our solar modules, we value our liability using a valuation model (an income approach). This fair value measurement requires us to use significant unobservable inputs, which are primarily estimates of collection and recycling process costs and estimates of future changes in costs due to inflation and future currency exchange rates. Accordingly, we classify these valuation techniques as Level 3. We estimate collection and recycling process costs based on analyses of the collection and recycling technologies that we are currently developing; we estimate future inflation costs based on analysis of historical trends; and we estimate future currency exchange rates based on current rate information. We consider the effect of our own credit standing in our measurement of the fair value of this liability.

For the three months ended March 28, 2009, information about inputs into the fair value measurements of our assets and liabilities that we make on a recurring basis is as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Federal agency debt	$14,998	$—	$14,998	$—
Money market mutual funds	70,292	70,292	—	—
Marketable securities:
Federal agency debt	143,527	—	143,527	—
Corporate debt securities	43,109	—	43,109	—
Derivative assets	29,861	—	29,861	—
Total assets	$301,787	$70,292	$231,495	$—
Liabilities:
Derivative liabilities	$20,193	$—	$20,193	$—

Note 9.  Related Party Transactions

In October 2008, we made an investment in preferred stock of a company based in the United States that supplies solar power plants to commercial and residential customers at a total cost of $25.0 million. This investment represents an ownership of approximately 12% of the voting interest in this company and is our only equity interest in that entity. Since our ownership interest in this company is less than 20% and we do not have significant influence over it, we account for this investment using the cost method of accounting.

In the fourth quarter of 2008, we also entered into a long-term solar module supply agreement with this related party. During the three months ended March 28, 2009 we recognized $2.2 million in net sales to this related party. At March 28, 2009 we had accounts receivable from this related party of $1.0 million.

Note 10.  Note Receivable

On April 8, 2009 we entered into a credit facility agreement with a solar project entity of one of our customers for an amount of €17.5 million ($23.3 million at the balance sheet close rate on March 28, 2009 of $1.33/€1.00) to provide financing of a photovoltaic facility. The credit facility replaces the outstanding bridge loan of €10.3 million as of March 28, 2009 ($13.7 million at the balance sheet close rate on March 28, 2009 of $1.33/€1.00). The bridge loan matured on April 15, 2009. The credit facility bears interest at 8% per annum and is due on December 31, 2026. The remaining balance of the credit facility is expected to be drawn in the second quarter of 2009.

Note 11. Debt

Our long-term debt at March 28, 2009 and December 27, 2008 consisted of the following (in thousands):

	March 28, 2009	December 27, 2008
Euro denominated loan, variable interest Euribor plus 1.6%, due 2008 through 2012	$48,993	$54,982
Euro denominated loan, variable interest Euribor plus 0.55%, due 2008 through 2016	85,702	66,975
Euro denominated 4.54% loan, due 2008 through 2016	85,702	66,975
2.25% loan, due 2006 through 2015	11,133	11,694
0.25% — 3.25% loan, due 2007 through 2009	1,250	1,528
Capital lease obligations	4	5
	232,784	202,159
Less unamortized discount	(4,616)	(3,689)
Total long-term debt	228,168	198,470
Less current portion	32,952	34,951
Noncurrent portion	$195,216	$163,519

As of March 28, 2009 and December 27, 2008, we did not have any short-term debt.

On May 6, 2008, in connection with the plant expansion at our Malaysian manufacturing center, First Solar Malaysia Sdn. Bhd. (FS Malaysia), our indirect wholly owned subsidiary entered into an export financing facility agreement (Facility Agreement) with IKB Deutsche Industriebank AG (IKB) as arranger NATIXIS Zweigniederlassung Deutschland (NZD) as facility agent and original lender, AKA Ausfuhrkredit-Gesellschaft mbH (AKA), as original lender and NATIXIS Labuan Branch (NLB) as security agent. Pursuant to the terms of the Facility Agreement, the lenders will furnish up to €134.0 million ($178.2 million at the balance sheet close rate on March 28, 2009 of $1.33/€1.00) of credit facilities consisting of the following:

(1) Five fixed-rate euro-denominated term loan facilities, which have the following maximum aggregate amounts:

a) €16.9 million ($22.5 million at the balance sheet close rate on March 28, 2009 of $1.33/€1.00);

b) €16.3 million ($21.7 million at the balance sheet close rate on March 28, 2009 of $1.33/€1.00);

c) €16.3 million ($21.7 million at the balance sheet close rate on March 28, 2009 of $1.33/€1.00);

d) €16.3 million ($21.7 million at the balance sheet close rate on March 28, 2009 of $1.33/€1.00);

e) €1.2 million ($1.6 million at the balance sheet close rate on March 28, 2009 of $1.33/€1.00); and

(2) Five floating-rate euro-denominated term loan facilities, which have the following maximum aggregate amounts:

a) €16.9 million ($22.5 million at the balance sheet close rate on March 28, 2009 of $1.33/€1.00);

b) €16.3 million ($21.7 million at the balance sheet close rate on March 28, 2009 of $1.33/€1.00);

c) €16.3 million ($21.7 million at the balance sheet close rate on March 28, 2009 of $1.33/€1.00);

d) €16.3 million ($21.7 million at the balance sheet close rate on March 28, 2009 of $1.33/€1.00); and

e) €1.2 million ($1.6 million at the balance sheet close rate on March 28, 2009 of $1.33/€1.00).

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

The Facility Agreement requires FS Malaysia to make 14 equal semi-annual repayments of the total principal borrowed under each of the ten credit facilities. The first of these repayments commences on the earlier of (1) the day that is six months after the date that the Malaysian manufacturing center plant to which the credit facility relates becomes ready for operation and (2) a date specified for each credit facility, the earliest of which is September 30, 2008 for the credit facilities listed as (1) a) and (2) a) above. Principal repayments commenced on September 30, 2008.

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

The Facility Agreement contains various financial covenants which we must comply with, such as debt to equity ratios, total leverage ratios, interest coverage ratios and debt service coverage ratios. We must submit these ratios related to the financial covenants for the first time at the end of fiscal 2009. The Facility Agreement also contains various customary non-financial covenants which FS Malaysia must comply with, including, submitting various financial reports and business forecasts to the lenders, maintaining adequate insurance, complying with applicable laws and regulations, restrictions on FS Malaysia’s ability to sell or encumber assets and make loan guarantees to third parties. We were in compliance with these covenants through March 28, 2009.

As of March 28, 2009, we had outstanding borrowings of €126.1 million ($167.7 million at the balance sheet close rate on March 28, 2009 of $1.33/€1.00) under the Facility Agreement.

Certain of our debt-financing agreements bear interest at rates based on the Euro Interbank Offered Rate (Euribor). Euribor is the primary interbank lending rate within the Euro zone, with maturities ranging from one week to one year. A disruption of the credit environment as currently experienced could negatively impact interbank lending and therefore negatively impact the Euribor rate. An increase in the Euribor rate would increase our cost of borrowing.

Note 12. Commitments and Contingencies

Financial guarantees

In the normal course of business, we occasionally enter into agreements with third parties where we guarantee the performance of our subsidiaries related to certain service contracts, which may include services such as development, engineering, procurement of permits and equipment, construction management and monitoring and maintenance. These agreements meet the definition of a guarantee according to FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other. As of March 28, 2009, none of these guarantees were material to our financial position.

Commercial commitments

As of March 28, 2009, we had the following three outstanding commercial commitments in the form of letters of credit and bank guarantees: MYR 4.0 million dated June 2008 for an energy supply agreement ($1.1 million at the balance sheet close rate on March 28, 2009 of $0.28/MYR1.00); MYR 3.0 million dated September 2008 for Malaysian custom and excise tax ($0.8 million at the balance sheet close rate on March 28, 2009 of $0.28/MYR1.00); and MYR 2.2 million dated December 2007 for an energy supply agreement ($0.6 million at the balance sheet close rate on March 28, 2009 of $0.28/MYR1.00).

Product warranties

We offer warranties on our products and record an estimate of the associated liability based on the number of solar modules under warranty at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of our solar modules and our estimated per-module replacement cost.

Product warranty activity during the three months ended March 28, 2009 and March 29, 2008 was as follows (in thousands):

	Three Months Ended
	March 28, 2009	March 29, 2008
Product warranty liability, beginning of period	$11,905	$7,276
Accruals for new warranties issued (warranty expense)	3,091	1,992
Settlements	(208)	(8)
Change in estimate of warranty liability	(1,231)	1
Product warranty liability, end of period	$13,557	$9,261
Current portion of warranty liability	$5,311	$3,921
Non-current portion of warranty liability	$8,246	$5,340

Note 13. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as an expense over the grant recipients’ requisite service periods, in accordance with SFAS 123(R), Share-Based Payment. The share-based compensation expense that we recognized in our consolidated statements of operations for the three months ended March 28, 2009 and March 29, 2008 was as follows (in thousands):

	Three Months Ended
	March 28, 2009	March 29, 2008
Share-based compensation expense included in: Cost of sales	$3,019	$2,208
Research and development	1,819	965
Selling, general and administrative	9,874	7,400
Production start-up	472	286
Total share-based compensation expense	$15,184	$10,859

The increase in share-based compensation expense was primarily the result of new awards.

The following table presents our share-based compensation expense by type of award for the three months ended March 28, 2009 and March 29, 2008 (in thousands):

	Three Months Ended
	March 28, 2009	March 29, 2008
Stock options	$2,054	$5,060
Restricted stock units	13,243	5,528
Unrestricted stock	113	81
Net amount absorbed into inventory	(226)	190
Total share-based compensation expense	$15,184	$10,859

Share-based compensation cost capitalized in our inventory was $0.6 million and $0.4 million at March 28, 2009 and March 29, 2008, respectively. As of March 28, 2009, we had $12.6 million of unrecognized share-based compensation cost related to unvested stock option awards, which we expect to recognize as an expense over a weighted-average period of approximately 1.2 years, and $85.1 million of unrecognized share-based compensation cost related to unvested restricted stock units, which we expect to recognize as an expense over a weighted-average period of approximately 1.9 years.

Note 14. Income Taxes

Our Malaysian subsidiary has been granted a tax holiday for a period of 16.5 years, which was originally scheduled to commence on January 1, 2009, which generally provides for a 100% exemption from Malaysian income tax. On January 9, 2009 we received formal approval granting our request to pull forward this previously approved tax holiday by one year, the result of which was an $11.5 million reduction in the amount of income taxes previously accrued for the year ended December 27, 2008.  As a result we recognized an income tax benefit of $11.5 million during the three months ended March 28, 2009.

Our effective tax rate was 3.0% for the three months ended March 28, 2009. Without the $11.5 million tax benefit discussed above, our effective tax rate would have been 9.8%. Without the beneficial impact of the Malaysian tax holiday on 2009 operations, our effective tax rate would have been 20.8%. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate primarily due to the benefit associated with foreign income taxed at lower rates and the beneficial impact of the Malaysian tax holiday discussed above.

Note 15. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including employee stock options and restricted stock units.

The calculation of basic and diluted net income per share for the three months ended March 28, 2009 and March 29, 2008 is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 28, 2009	March 29, 2008
Basic net income per share
Numerator:
Net income	$164,595	$46,619
Denominator:
Weighted-average shares used in computing basic net income per share	81,685	79,059
Diluted net income per share
Denominator:
Weighted-average shares used in computing basic net income per share	81,685	79,059
Effect of stock options and restricted stock units outstanding	927	2,548
Weighted-average shares used in computing diluted net income per share	82,612	81,607

The following number of outstanding employee stock options and restricted stock units were excluded from the computation of diluted net income per share for the for the three months ended March 28, 2009 and March 29, 2008 as they would have had an antidilutive effect (in thousands):

	Three Months Ended
	March 28, 2009	March 29, 2008
Restricted stock units and options to purchase common stock	261	131

Note 16. Accumulated Other Comprehensive Income (Loss)

Comprehensive income, which includes foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges and unrealized gains and losses on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity, is as follows (in thousands):

	Three Months Ended
	March 28, 2009	March 29, 2008
Net income	$164,595	$46,619
Foreign currency translation adjustments	(13,886)	9,442
Change in unrealized gain on marketable securities, net of tax of $(59) for 2009	103	288
Change in unrealized gain (loss) on derivative instruments, net of tax of $550 for 2009	23,650	(23,298)
Comprehensive income	$174,462	$33,051

Components of accumulated other comprehensive loss were as follows (in thousands):

	March 28, 2009	December 27, 2008
Foreign currency translation adjustments	$(21,711)	$(7,825)
Unrealized gain on marketable securities, net of tax of $203 for 2009 and $(144) for 2008	365	262
Unrealized gain (loss) on derivative instruments, net of tax of $(615) for 2009 and $65 for 2008	6,792	(16,858)
Accumulated other comprehensive loss	$(14,554)	$(24,421)

Note 17. Statement of Cash Flows

The following table presents a reconciliation of net income to net cash provided by operating activities for the three months ended March 28, 2009 and March 29, 2008 (in thousands):

	Three Months Ended
	March 28, 2009	March 29, 2008
Net income	$164,595	$46,619
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	26,085	9,064
Share-based compensation	15,184	10,859
Remeasurement of debt	(255)	—
Deferred income taxes	(1,874)	1,027
Excess tax benefits from share-based compensation arrangements	(3,254)	(4,255)
Loss on disposal of property and equipment	294	30
Provision for doubtful accounts receivable	—	669
Provision for excess and obsolete inventories	2,165	82
Gain on sales of investments, net	(7)	(280)
Changes in operating assets and liabilities:
Accounts receivable	(93,204)	(3,000)
Inventories	(12,649)	(17,254)
Deferred project costs	(11,370)	1,424
Prepaid expenses and other current assets	(6,723)	(2,031)
Costs and estimated earnings in excess of billings	114	6
Other noncurrent assets	(1,888)	(1,761)
Billings in excess of costs and estimated earnings	951	(909)
Accounts payable and accrued expenses	(14,423)	22,980
Total adjustments	(100,854)	16,651
Net cash provided by operating activities	$63,741	$63,270

Note 18. Segment Reporting

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

We also sell solar power systems directly to system owners. These systems include both our solar modules and balance of system components that we procure from third parties. These sales may also include services such as development, engineering, procurement of permits and equipment, construction management, monitoring and maintenance. We do not recognize revenue from intercompany sales by our components segments to our solar power systems and project development business. Instead, the sale of our solar panels manufactured by the components segment and used for construction projects are included in “net sales” of our solar power system and project development business. Our solar power systems and project development business does not currently meet the quantitative criteria for disclosure as a separate reporting segment and therefore we classify it in the “Other” category in the following tables.

Financial information about our segments is as follows (in thousands):

	Three Months Ended			Three Months Ended
	March 28, 2009			March 29, 2008
	Components	Other	Total	Components	Other	Total
Net sales	$413,062	$5,146	$418,208	$193,862	$3,053	$196,915
Income (loss) before income taxes	$173,124	$(3,392)	$169,732	$68,116	$(2,907)	$65,209
Goodwill	$—	$33,829	$33,829	$—	$33,829	$33,829
Assets	$2,240,394	$48,038	$2,288,432	$1,427,316	$49,843	$1,477,159

Note 19. Subsequent Events

On April 3, 2009, we completed the acquisition of the solar power project development business (the “Project Business”) of OptiSolar Inc., a Delaware corporation (“OptiSolar”). Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of March 2, 2009 by and among First Solar, First Solar Acquisition Corp., a Delaware corporation (“Merger Sub”), OptiSolar and OptiSolar Holdings LLC, a Delaware limited liability company (“OptiSolar Holdings”), Merger Sub merged with and into OptiSolar, with OptiSolar surviving as a wholly-owned subsidiary of First Solar (the “Merger”). Pursuant to the Merger, all the outstanding shares of common stock of OptiSolar held by OptiSolar Holdings were exchanged for the Merger Shares (as defined below). The Merger Shares consist of 2,972,420 shares of First Solar common stock, including (i) 732,789 shares that have been deposited with an escrow agent to support certain indemnification obligations of OptiSolar Holdings, and (ii) 355,096 shares that may be issued upon satisfaction of conditions relating to the satisfaction of certain existing liabilities of OptiSolar (the “Holdback Shares”). The total consideration for this acquisition based on the closing price of our common stock on April 3, 2009 of $134.38 per share was $399.4 million. The Merger Shares were issued, and any Holdback Shares will be issued, in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). We have prepared and filed with the Securities and Exchange Commission a registration statement under the Securities Act covering the resale of 2,801,435 of the Merger Shares. We expect to complete our purchase price allocation under SFAS 141R during the second quarter of 2009.

On April 15, 2009, we entered into an agreement with Sempra Generation to build a 48 megawatt (MW) AC ground-mounted photovoltaic (PV) power plant. This project will expand the 10 MW AC power plant completed for Sempra Generation in 2008, which is located near Boulder City, Nevada. We will design, engineer and construct the PV power plant and expect to begin construction in 2009.

On April 21, 2009, we entered into a VAT facility agreement in accordance with the credit facility agreement (as further described in Note 10 to our condensed consolidated financial statements) with the same customer for an amount of €9.0 million ($12.0 million at the balance sheet close rate on March 28, 2009 of $1.33/€1.00). The VAT facility agreement is to pre-finance the amounts of German value added tax (VAT) and any other tax obligations of similar nature during the construction phase of the photovoltaic facility. The VAT facility agreement bears interest at the aggregate of Euribor plus 1.2% and matures on December 31, 2010. A portion of the VAT facility is expected to be drawn in the second quarter of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate”, “expect”, “anticipate”, “project”, “plan”, “intend”, “believe”, “forecast”, “foresee”, “likely”, “may”, “should”, “goal”, “target”, “might”, “will”, “could”, “predict” and “continue,” the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. You should carefully consider the risks and uncertainties described under this section.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “First Solar” refer to First Solar, Inc. and its subsidiaries.

Overview

We design and manufacture solar modules using a proprietary thin film semiconductor technology that has allowed us to reduce our average solar module manufacturing costs to among the lowest in the world. Each solar module uses a thin layer of cadmium telluride semiconductor material to convert sunlight into electricity. We manufacture our solar modules on high-throughput production lines and we perform all manufacturing steps ourselves in an automated, proprietary, continuous process, which eliminates the multiple supply chain operators and expensive and time consuming batch processing steps that are used to produce a crystalline silicon solar module. In 2008 and during the three months ended March 28, 2009, we sold most of our solar modules to solar project developers and system integrators headquartered in Germany, France and Spain.

Currently, we manufacture our solar modules at our Perrysburg, Ohio, Frankfurt/Oder, Germany and Kulim, Malaysia manufacturing facilities and conduct our research and development activities at our Perrysburg, Ohio manufacturing facility. We devote a substantial amount of resources to research and development with the objective of lowering the per watt price of solar electricity generated by photovoltaic systems. With the objective of reducing the per watt manufacturing cost of electricity generated by photovoltaic systems using our solar modules, we focus our research and development on increasing the conversion efficiency of our solar modules and on reducing the cost and optimizing the effectiveness of the other components in a photovoltaic system.

        Through our solar power systems and project development business, we also provide comprehensive utility-scale photovoltaic systems solutions that significantly reduce solar electricity costs. We sell solar power systems, which include both our solar modules and balance of system components that we procure from third parties, directly to systems owners. We also provide utility-scale engineering, procurement and construction (EPC) capabilities related to the development of commercial solar projects, including monitoring and maintenance as part of a turnkey system solution delivery.

Market Overview

The solar industry has been moving from a supply driven to a demand driven environment, with increasing competitive pressure as the photovoltaic industry’s total manufacturing capacity to produce solar modules exceeds current demand for those products. Our customers face significant challenges under the current economic conditions, including an increase in interest or lending rates or tightening of the supply of capital to finance solar projects. Our net sales could be adversely impacted if legislation reduces the current subsidy programs in Europe, North America or Asia or if interest rates increase or financing is no longer available, which could impact our end-users’ ability to either meet their target return on investment or finance their projects. In addition, subsidies for our customers, particularly in Germany, are declining at a rate that is greater than the annual contractual price decline we extend under our Long Term Supply Contracts. As result, we may be less competitive and not meet our customers internal rate of return (IRR) requirements or the profit margin of our customers might decline, which could lower demand for our solar modules.

We face intense competition from manufacturers of crystalline silicon solar modules as well as other types of solar modules and photovoltaic systems. Solar module manufacturers compete with one another in several product performance attributes, including module cost-per-watt and levelized cost of electricity, meaning the net present value of total life cycle costs of the solar power project divided by the quantity of energy produced over the system life. We are one of the lowest cost module manufacturers in the solar industry, as evidenced by the further reduction in our average manufacturing cost per watt from $0.98 in the three months ended December 27, 2008 to $0.93 in the three months ended March 28, 2009. This cost advantage is reflected in the price at which we sell our modules or fully integrated systems and enables our systems to compete favorably on the levelized cost of electricity generated by our systems. Our cost competitiveness is based on our proprietary technology, which provides lower cost from a continuous highly automated industrial manufacturing process, our scale and our operational excellence. In addition, our modules use approximately 1% of the amount of semiconductor material that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules. The current spot market price of polysilicon of approximately between $80 and $100 per kilogram (Kg) is at a level that enables us to remain one of the lowest cost module manufacturers in the solar industry. However, the timing and velocity of decrease in the cost of silicon feedstock could lead to pricing pressure for solar modules. Although we are not a crystalline silicon module manufacturer, we estimate based on industry research and public disclosures of our competitors, that a $10 per Kg increase or decrease in the price of polysilicon could increase or decrease, respectively, our competitors’ manufacturing cost per watt by approximately $0.07 to $0.08. Given the lower conversion efficiency of our modules compared to crystalline silicon modules, there are higher balance-of-system costs associated with systems using our modules. Thus, to compete effectively on the basis of levelized cost of electricity our modules need to maintain a certain cost advantage per watt compared to crystalline silicon based modules. Our cost reduction roadmap anticipates manufacturing cost per watt reductions for our product of 10% per year. In 2008, we reduced our manufacturing cost per watt by 12%.

While our modules currently enjoy competitive advantages in these product performance attributes, there can be no guarantee that these advantages will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in margin compression, a decline in average selling prices of our solar modules, an erosion in our market share for modules, a decrease in the rate of revenue growth and/or a decline in overall revenues. We are taking several actions to mitigate the potential impact resulting from competitive pressures, including continuously making progress along our cost reduction roadmap and focusing our research and development on increasing the conversion efficiency of our solar modules. In addition, we continue to expand our solar power systems and project development business, including through the recent acquisition of the related business of OptiSolar Inc. Through that business we sell solar power systems, which include our solar modules, directly to systems owners and provide comprehensive utility-scale photovoltaic systems solutions that significantly reduce solar electricity costs. Thus, our solar power systems and project development business allows us to play a much more active role than our competitors in managing the demand for, and manufacturing throughput of, our solar modules. Finally, we have formed and continue to develop deep partner relationships with our customers and continue to develop our range of offerings, including engineering, procurement and construction (EPC) capabilities and monitoring and maintenance services, in order to enhance the competitiveness of systems incorporating our solar modules.

Net Sales

Currently, the majority of our net sales is generated from the sale of solar modules. We price and sell our solar modules per watt of power. As a result, our net sales can fluctuate based on our output of sellable watts or price. We currently sell almost all of our solar modules to solar power system project developers, system integrators and operators headquartered in Germany, France and Spain, which either resell our solar modules to end-users or integrate them into power plants that they own or operate or sell.

Our sales prices under the Long Term Supply Contracts are denominated in euro, exposing us to risks from currency exchange rate fluctuations. During the three months ended March 28, 2009, 93.3% of our sales were denominated in euro and subject to fluctuation in the exchange rate between the euro and U.S. dollar.

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

During the three months ended March 28, 2009 we amended our Long Term Supply Contracts for certain customers to accelerate the decline in the sales price per watt under such contracts in 2009 and 2010 in exchange for increases in the volume of solar modules to be delivered under such contracts. We also extended the payment terms for certain customers under these contracts from 10 days to 45 days, net.

With our acquisition of Turner Renewable Energy, LLC on November 30, 2007, we began accounting for a portion of our revenues using the percent of completion method of accounting. Net sales for our solar power systems and project development business for the three months ended March 28, 2009 and March 29, 2008 were $5.1 million and $3.1 million, respectively, and were not material to our consolidated results of operations.

Cost of sales

Our cost of sales includes the cost of raw materials and components for manufacturing and installing solar modules, such as tempered back glass, transparent conductive oxide (TCO) coated front glass, cadmium telluride, laminate, connector assemblies, laminate edge seal, inverters and others. Our cost of sales also include direct labor for the manufacturing of solar modules and installation of solar systems and manufacturing overhead such as engineering expense, equipment maintenance, environmental health and safety expenses, quality and production control and procurement. Cost of sales also includes depreciation of manufacturing plants and equipment and facility-related expenses. In addition, we accrue warranty and solar module end-of-life collection and recycling costs to our cost of sales.

We implemented a program in 2005 to collect and recycle our solar modules after their use. Under our collection and recycling program, we enter into an agreement with the end-users of the solar power systems that use our solar modules. In the agreement, we commit, at our expense, to remove the solar modules from the installation site at the end of their life and transport them to a processing center where the solar module materials and components will be either refurbished and resold as used panels or recycled to recover some of the raw materials. In return, the owner agrees not to dispose of the solar modules except through our end-of-life collection and recycling program or another program that we approve of and is responsible for disassembling the solar modules and packaging them in containers that we provide. At the time we sell a solar module, we record an expense in cost of sales equal to the fair value of the estimated future end-of-life collection and recycling obligation. We subsequently record accretion expense on this future obligation, which we classify with selling, general and administrative expense.

Overall, we expect our cost of sales per watt to decrease over the next several years due to an increase of sellable watts per solar module, an increase in unit output per line, geographic diversification into lower-cost manufacturing regions and more efficient absorption of fixed costs driven by economies of scale.

Deferred project costs represent uninstalled materials we have procured for customer projects. We recognize these costs as deferred assets until we install the materials. Deferred project costs were $12.3 million and $1.2 million at March 28, 2009 and March 29, 2008, respectively.

Gross profit

Gross profit is affected by numerous factors, including our average selling prices, foreign exchange rates, our manufacturing costs and the effective utilization of our production facilities. For example, our Long Term Supply Contracts specify a sales price per watt that declines 6.5% annually. Other factors impacting gross profits are the ramp of production on new plants due to a reduced ability to absorb fixed costs until full production volumes are reached as well as the mix of net sales generated by our module and project business coupled with a geographic factor. As a result, gross profits may vary from quarter to quarter and year to year.

Research and development

Research and development expense consists primarily of salaries and personnel-related costs and the cost of products, materials and outside services used in our process and product research and development activities. We continually acquire equipment for general use in further process developments and record the depreciation of this equipment as research and development expense.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expense and other selling expenses. We expect these expenses to increase in the near term, both in absolute dollars and as a percentage of net sales, in order to support the growth of our business as we expand our sales and marketing efforts, improve our information processes and systems and implement the financial reporting, compliance and other infrastructure required for an expanding public company. Over time, we expect selling, general and administrative expense to decline as a percentage of net sales and on a cost per watt basis as our net sales and our total watts produced increase.

Production start-up

Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. We incurred production start-up expense of $32.5 million during the year ended December 27, 2008 in connection with the planning and preparation of our plants at the

Malaysian manufacturing center. Production start-up expense for the three months ended March 28, 2009 was $6.2 million and related to plant four of our Malaysian manufacturing center and our Ohio plant expansion. In general, we expect production start-up expense per production line to be higher when we build an entirely new manufacturing facility compared with the addition of new production lines at an existing manufacturing facility, primarily due to the additional infrastructure investment required when building an entirely new facility. Over time, we expect production start-up expense to decline as a percentage of net sales and on a cost per watt basis as a result of economies of scale.

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

Use of estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, intangible assets, income taxes, warranty obligations, marketable securities valuation, derivative instrument valuation, end-of-life collection and recycling, contingencies and litigation and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 28, 2009	March 29, 2008
Net sales	100.0%	100.0%
Cost of sales	43.7%	47.0%
Gross profit	56.3%	53.0%
Research and development	2.8%	2.4%
Selling, general and administrative	11.8%	14.6%
Production start-up	1.5%	6.5%
Operating income	40.2%	29.5%
Foreign currency gain	0.4%	0.4%
Interest income	0.5%	3.4%
Interest expense, net	(0.2)%	0.0%
Other expense, net	(0.3)%	(0.2)%
Income tax expense	1.2%	9.4%
Net income	39.4%	23.7%

Three Months Ended March 28, 2009 and March 29, 2008

Net sales

	Three Months Ended
(Dollars in thousands)	March 28, 2009	March 29, 2008	Three Month Period Change
Net sales	$418,208	$196,915	$221,293	112%

The increase in our net sales was due to a 147% increase in the MW volume of solar modules sold during the three months ended March 28, 2009 compared with the three months ended March 29, 2008 due to strong demand for our solar modules in both the U.S. and European markets. The increase in MW volume of solar modules sold is attributable to the full production ramp of the first two plants at our Malaysian manufacturing center, commencement of product shipments at the third plant of our Malaysian manufacturing center and continued improvements to our manufacturing process. In addition, we increased the average number of sellable watts per solar module by 2.5% during the three months ended March 28, 2009 compared with the three months ended March 29, 2008. Our average selling price decreased by approximately 13% during the three months ended March 28, 2009 compared with the three months ended March 29, 2008, mainly due to an 8% reduction in our average selling price due to annual contractual price declines that took effect in the first quarter of 2009 and amendments made to our Long Term Supply contracts with certain customers in the first quarter of 2009. In addition, our average selling price was adversely impacted by 5% due to an unfavorable decline in the foreign exchange rate between the U.S. dollar and the euro. During the three months ended March 29, 2008, 61.8% of our net sales resulted from sales of solar modules to customers headquartered in Germany.

Cost of sales

	Three Months Ended
(Dollars in thousands)	March 28, 2009	March 29, 2008	Three Month Period Change
Cost of sales	$182,924	$92,591	$90,333	98%
% of net sales	43.7%	47.0%

The increase in our cost of sales was due to higher production and sales volumes, which resulted from the commencement of production at our four plant Malaysian manufacturing center. This increase in production and sales volume caused a $48.1 million increase in direct material expense, a $7.5 million increase in warranty expense and accruals for the costs of the end of life collection and recycling of our solar modules, a $2.2 million increase in sales freight and other costs and a $32.5 million increase in manufacturing overhead costs. The increase in manufacturing overhead costs was due to a $8.3 million increase in salaries and personnel related expenses, including a $1.3 million increase in share-based compensation expense, a $10.8 million increase in facility and related expenses and a $13.4 million increase in depreciation expense, in each case primarily resulting from increased infrastructure associated with the build out of our Malaysian manufacturing center. Our average manufacturing cost per watt declined by $0.21 per watt, or 18%, from $1.14 in the three months ended March 29, 2008 to $0.93 in the three months ended March 28, 2009 and included $0.02 of ramp penalty associated with the ramp and qualification of Malaysian manufacturing center and $0.01 of non-cash stock based compensation.

Gross profit

	Three Months Ended
(Dollars in thousands)	March 28, 2009	March 29, 2008	Three Month Period Change
Gross profit	$235,284	$104,324	$130,960	126%
% of net sales	56.3%	53.0%

As a percentage of sales, gross profit increased 3.3 percentage points for the three months ended March 28, 2009 compared with the three months ended March 29, 2008, representing increased leverage of our fixed cost infrastructure and scalability associated with our Malaysian expansions, which drove a 147% increase in the number of megawatts sold. During the three months ended March 28, 2009, increased leverage of our fixed cost infrastructure contributed approximately 7.4% to our gross profit, which was partially offset by a 13% decline in our average selling prices. Additionally, a decline in the exchange rate between the U.S. dollar and the euro adversely impacted our gross profit by 1.1%. We expect that gross profit will be impacted in future periods by the volatility of the exchange rate between the U.S. dollar and the euro when compared to the same period a year ago.

Research and development

	Three Months Ended
(Dollars in thousands)	March 28, 2009	March 29, 2008	Three Month Period Change
Research and development	$11,704	$4,760	$6,944	146%
% of net sales	2.8%	2.4%

The increase in our research and development expense was due to a $5.6 million increase in personnel related expense, including a $0.9 million increase in share-based compensation expense, due to increased headcount and additional share-based compensation awards. In addition, consulting and other expenses increased by $0.9 million and grants received decreased by $0.4 million during the three months ended March 28, 2009, compared with the three months ended March 29, 2008. Throughout the fiscal period, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity.

Selling, general and administrative

	Three Months Ended
(Dollars in thousands)	March 28, 2009	March 29, 2008	Three Month Period Change
Selling, general and administrative	$49,315	$28,671	$20,644	72%
% of net sales	11.8%	14.6%

The increase in selling, general and administrative expense was due to a $12.1 million increase in salaries and personnel-related expenses, including a $2.5 million increase in share-based compensation. In addition, legal and professional service fees increased by $5.3 million, including $1.5 million of expenses associated with the acquisition of the solar power project development business of OptiSolar, and other expenses increased by $3.2 million during the three months ended March 28, 2009 compared with the three months ended March 29, 2008. The increase resulted primarily from the expansion of our solar power system and project development business and operating a global manufacturing business.

Production start-up

	Three Months Ended
(Dollars in thousands)	March 28, 2009	March 29, 2008	Three Month Period Change
Production start-up	$6,209	$12,761	$(6,552)	(51)%
% of net sales	1.5%	6.5%

During the three months ended March 28, 2009, we incurred $6.2 million of production start-up expenses for our Malaysian manufacturing expansion, including legal, regulatory and personnel costs, compared with $12.8 million of production start-up expenses for our Malaysian manufacturing expansion during the three months ended March 29, 2008. Production start-up expenses are comprised of the cost of labor and material and depreciation expense to run and qualify the production lines, related facility expenses, management of our replication process and legal and regulatory costs.

Foreign currency gain

	Three Months Ended
(Dollars in thousands)	March 28, 2009	March 29, 2008	Three Month Period Change
Foreign currency gain	$1,834	$774	$1,060	137	%.

Foreign exchange gain increased by $1.1 million during the three months ended March 28, 2009 compared with the three months ended March 29, 2008 due to a substantial increase in our foreign currency denominated assets and liabilities and the high volatility of the U.S. dollar relative to other currencies, in particular the euro.

Interest income

	Three Months Ended
(Dollars in thousands)	March 28, 2009	March 29, 2008	Three Month Period Change
Interest income	$2,103	$6,685	$(4,582)	(69)%

Interest income decreased by $4.6 million during the three months ended March 28, 2009 compared with the three months ended March 29, 2008 as a result of a decline in interest rates.

Interest expense, net

	Three Months Ended
(Dollars in thousands)	March 28, 2009	March 29, 2008	Three Month Period Change
Interest expense, net	$935	$4	$931	N.M.

Interest expense, net of amounts capitalized, increased by $0.9 million during the three months ended March 28, 2009 compared with the three months ended March 29, 2008, primarily as a result of higher amounts of interest expense capitalized during three months ended March 29, 2008 due to the construction of our Malaysian manufacturing center.

Other expense

	Three Months Ended
(Dollars in thousands)	March 28, 2009	March 29, 2008	Three Month Period Change
Other expense	$1,326	$378	$948	251%

Other expense, net, increased by $0.9 million during the three months ended March 28, 2009 compared with the three months ended March 29, 2008, due to losses associated with our credit default swaps, as described further in “Item 3. Qualitative and Quantitative Disclosures About Market Risk – Credit Risk.”

Income tax expense

	Three Months Ended
(Dollars in thousands)	March 28, 2009	March 29, 2008	Three Month Period Change
Income tax expense	$5,137	$18,590	$(13,453)	(72)%
Effective tax rate (%)	3.0%	28.5%

Income tax expense decreased by $13.5 million during the three months ended March 28, 2009 compared with the three months ended March 29, 2008, substantially all of which relates to tax benefits from the Malaysian tax holiday granted to our Malaysian subsidiary, including an $11.5 million tax benefit related to the approval of our request to pull forward the previously approved Malaysian tax holiday to 2008. Please refer also to Note 14 to our consolidated financial statements (Income Taxes) for more information.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 27, 2008 filed with the Securities and Exchange Commission. There have been no changes to our critical accounting policies since December 27, 2008.

Recent Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of March 28, 2009, we had $811.6 million in cash, cash equivalents and marketable securities, compared with $821.8 million as of December 27, 2008. We believe that our current cash, cash equivalents, marketable securities, cash flows from operating activities, government grants and low interest debt financings for our German and Malaysian plants will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan. As a result, we may engage in one or more debt or equity financings in the future, which could result in increased expenses or dilution to our existing stockholders. If we are unable to obtain debt or equity financing on reasonable terms, we may be unable to execute our expansion strategy.

The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions. As of March 28, 2009, our liquidity and investments have not been materially adversely impacted by the current credit environment and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.

Cash Flows

Operating Activities

Cash provided by operating activities was $63.7 million during the three months ended March 28, 2009 compared with $63.3 million during the three months ended March 29, 2008. Net cash by operating activities during the three months ended March 28, 2009 resulted primarily from an increase in net income, as well as the impact of non-cash items that were recorded on the statements of operations, primarily depreciation and amortization expense and stock-based compensation expense, offset by investments in accounts receivable, deferred project costs and other current assets. Accounts receivable increased by $93.2 million during the three months ended March 28, 2009 mainly due to the amendment of certain customers’ long-term solar supply contracts, that extended our customers’ payment terms from 10 days to 45 days, net as well as the timing of shipments to customers during the three months ended March 28, 2009.

Cash received from customers increased to $325.7 million during the three months ended March 28, 2009 compared with $194.6 million during the three months ended March 29, 2008 primarily due to an increase in net sales. Our net sales increased from $196.9 million during the three months ended March 29, 2008 to $418.2 million during the three months ended March 28, 2009. This increase was partially offset by cash paid to suppliers and associates of $259.7 million during the three months ended March 28, 2009 compared with cash paid to suppliers and associates of $137.8 million during the three months ended March 29, 2008, mainly due to an increase in raw material and component purchases, an increase in personnel-related costs due to higher headcount and other costs supporting our growth.

Investing Activities

Cash used in investing activities was $181.2 million during the three months ended March 28, 2009 compared with cash provided by investing activities of $90.7 million during the three months ended March 29, 2008. Cash used in investing activities during the three months ended March 28, 2009 resulted primarily from capital expenditures of $86.4 million and the net purchase of marketable securities of $80.8 million. Further, we entered into a loan agreement for an amount of $13.7 million with one of our customers to finance a photovoltaic project. See Note 10 to our condensed consolidated financial statements for further information. The increase in capital expenditures was primarily due to our investments related to the construction of our new plants in Malaysia and the expansion of our plant in Perrysburg, Ohio.

Cash provided by investing activities during the three months ended March 29, 2008 resulted primarily from the net sale of marketable securities of $177.4 million, partially offset by capital expenditures of $74.6 million and an increase in our restricted investments of $12.1 million.

Financing Activities

Cash provided by financing activities was $46.7 million during the three months ended March 28, 2009 compared with $20.2 million during the three months ended March 29, 2008. Cash provided by financing activities during the three months ended March 28, 2009 resulted primarily from proceeds from the issuance of debt, net of issuance costs, of $45.3 million related to the equipment export financing agreement for our Malaysian manufacturing center. These cash proceeds were partially offset by the repayment of long-term debt of $3.9 million. Proceeds from the issuance of common stock during the three months ended March 28, 2009 were $1.4 million, mainly due to proceeds received from the exercise of employee stock options. Excess tax benefits from share-based compensation arrangements during the three months ended March 28, 2009 were $3.3 million.

Cash provided by financing activities during the three months ended March 29, 2008 resulted primarily from investment incentives related to the construction of our plant in Frankfurt/Oder, Germany of $35.7 million, offset by the repayment of long-term debt of $25.7 million. Proceeds from the issuance of common stock during the three months ended March 29, 2008 were $5.9 million mainly due to proceeds received from the exercise of employee stock options. Excess tax benefits from share-based compensation arrangements during the three months ended March 29, 2008 were $4.3 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 28, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our international operations accounted for 93.3% of our net sales in the three months ended March 28, 2009 and 98.4% of our net sales in the three months ended March 29, 2008; all of these international sales were denominated in euro. As a result, we have exposure to foreign exchange risk with respect to almost all of our net sales. Fluctuations in exchange rates, particularly in the U.S. dollar to euro exchange rate, affect our gross and net profit margins and could result in foreign exchange and operating losses. In the past, most of our exposure to foreign exchange risk has related to currency gains and losses between the times we sign and settle our sales contracts. For example, our Long Term Supply Contracts obligate us to deliver solar modules at a fixed price in euros per watt and do not adjust for fluctuations in the U.S. dollar to euro exchange rate. For the three months ended March 28, 2009, a 10% change in the euro exchange rates would have impacted our net euro sales by $39.0 million. With the expansion of our manufacturing operations into Germany and Malaysia, many of our operating expenses for the plants in these countries are denominated in the local currency.

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

As of March 28, 2009, the total notional value of our foreign exchange forward contracts to purchase and sell euros with/for U.S. dollars was €162.2 million and €128.5 million, respectively ($215.7 million and $170.9 million, respectively at the balance sheet close rate on March 28, 2009 of $1.33/€1.00); the total notional value of our foreign exchange forward contracts to purchase and sell U.S. dollars with/for euros was $4.3 million and $1.3 million, respectively; the total notional value of our foreign exchange forward contracts to purchase and sell Malaysian ringgit with/for U.S. dollars was MYR 91.0 million and MYR 41.0 million, respectively ($25.5 million and $11.5 million, respectively at the balance sheet close rate on March 28, 2009 of $0.28/MYR1.00); and the total notional value of our foreign exchange forward contracts to purchase and sell Japanese yen with/for U.S. dollars was JPY 140.0 million and JPY 50.0 million, respectively ($1.4 million and $0.5 million, respectively at the balance sheet close rate on March 28, 2009 of $0.01/JPY1.00). As of March 28, 2009, the unrealized gain of these contracts was $3.2 million. These contracts have maturities of two months or less.

If the U.S. dollar would have weakened by 10% against the euro, Malaysian ringgit and the Japanese yen, the adverse impact on our income before income taxes related to our foreign exchange contracts to purchase and sell euro, Malaysian ringgit and Japanese yen would have been $5.7 million.

With the acquisition of OptiSolar on April 3, 2009, we will become exposed to currency exchange rate fluctuations between the U.S. dollar and the Canadian dollar in the future.

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

Most of our German plant’s operating expenses are denominated in euros, creating natural hedges against the currency risk in our net sales. In addition, we purchased forward contracts to hedge the exchange risk on forecasted cash flows denominated in euro. As of March 29, 2008, the total notional value of these forward contracts was €471.5 million ($627.1 million the balance sheet close rate on March 29, 2008 of $1.33/€1.00).

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

In the past, currency exchange rate fluctuations have had an impact on our business and results of operations. For example, currency exchange rate fluctuations negatively impacted our cash flows by $20.5 million in the three months ended March 28, 2009 and positively impacted our cash flows by $12.2 million during the three months ended March 29, 2008. Although we cannot predict the impact of future currency exchange rate fluctuations on our business or results of operations, we believe that we have increased risk associated with currency exchange rate fluctuations in the future.

Interest Rate Risk

We are exposed to interest rate risk because many of our customers depend on debt and equity financing to purchase and install a solar power system. Although the useful life of a solar electricity generation system is considered to be approximately 25 years, end-users of our solar modules must pay the entire cost of the system at the time of installation. As a result, many of our customers rely on debt financing to fund their up-front capital expenditure. An increase in interest rates could make it difficult for our end-users to secure the financing necessary to purchase and install a system. This could lower demand for our solar modules and system development services and reduce our net sales. In addition, we believe that a significant percentage of our end-users install solar power systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause these end-users to seek alternative investments that promise higher returns.

During 2006, we entered into a credit facility with a consortium of banks, which bears interest at Euribor plus 1.6%. As of March 28, 2009, we hedged our exposure to changes in Euribor using interest rate swaps with a combined notional value of €36.8 million ($48.9 million at the balance sheet close rate on March 28, 2009 of $1.33/€1.00).

During May 2008, we entered into an euro-denominated credit facility with IKB, Natixis, Natixis Labuan Branch and Ausfuhrkredit-Gesellschaft mbH. The loans under fixed-rate credit facility will bear interest on the outstanding unpaid principal balance at an annual rate of 4.54%. The loans under the floating-rate credit facility bears interest on the outstanding unpaid principal balance at Euribor plus a margin of 0.55%.

In addition, we invest some of our cash in debt securities, which exposes us to interest rate risk. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including money market funds, government and non-government debt securities and certificates of deposit. As of March 28, 2009, our fixed-income investments earned a pretax yield of 1.2%, with a weighted average maturity of 5.3 months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the market value of our total investment portfolio could decrease (increase) by $1.0 million. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our financial position, results of operations or cash flows. As of March 28, 2009, all of our investments were in money market accounts, federal agency debt and corporate debt securities.

Commodity and Component Risk

We are exposed to price risks for the raw materials, components and energy costs used in the manufacture and transportation of our solar modules. Also, some of our raw materials and components are sourced from a limited number of suppliers or a sole supplier. We endeavor to qualify multiple suppliers, a process which could take up to 12 months if successful, but some suppliers are unique and it may not be feasible to qualify second source suppliers. In some cases, we also enter into long term supply contracts for raw materials and components, but these arrangements are normally of shorter duration than the term of our Long Term Supply Contracts with our customers. As a result, we remain exposed to price changes in the raw materials and components used in our solar modules. In addition, a failure by a key supplier could disrupt our supply chain which could result in higher prices for our raw materials and components and even a disruption in our manufacturing process. Since our selling price under our Long Term Supply Contracts does not adjust in the event of price changes in our underlying raw materials or components and since our Long Term Supply Contracts require minimum deliveries of our products during their term, we are unable to pass along changes in the cost of the raw materials and components for our products and may be in default of our delivery obligations if we experience a manufacturing disruption.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, investments, trade accounts receivable, interest rate swap contracts and foreign exchange forward contracts. We are exposed to credit losses in the event of nonperformance by the counter parties to our financial and derivative instruments. We place cash, cash equivalents, investments, interest rate swap contracts and enter into derivative contracts with high-quality financial institutions, and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions.

In addition, we have certain restricted investments that are exposed to credit risk. These consist primarily of restricted investments, which are held by a financial services company to fund our estimated future product collection and recycling costs. As of March 28, 2009 our restricted investments with this financial services company were $26.2 million. In October 2008, we entered into credit default swaps (CDS) with J.P. Morgan Chase NA, New York to protect this restricted investment from a significant pre-defined credit event related to the parent of the financial services company. Under a CDS, a third party assumes for a fee, a portion of the credit risk related to an investment. The CDSs we entered into provide protection for losses in the event of a pre-defined credit event of the parent of the financial services company up to $25.0 million. At March 28, 2009, we had recorded losses related to fair value adjustments on the CDSs of $1.0 million. One of our CDSs expired on March 20, 2009, and the other one will expire on June 20, 2009.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of March 28, 2009 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 28, 2009 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 28, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting during the three months ended March 28, 2009.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K, other than those set forth below.

We may be unable to acquire or lease land and/or obtain the approvals, licenses and permits necessary to build and operate photovoltaic (PV) power plants in a timely and cost effective manner, and regulatory agencies, local communities or labor unions may delay, prevent or increase the cost of construction and operation of the PV plants we intend to build.

In order to construct and operate our PV plants, we need to acquire or lease land and obtain all necessary local, county, state and federal approvals, licenses and permits. We may be unable to acquire the land or lease interests needed, may not receive or retain the requisite approvals, permits and licenses or may encounter other problems which could delay or prevent us from successfully constructing and operating PV plants. For instance, the California Independent System Operator may modify its rules in a manner that could negatively impact our favorable position in transmission queues, and local labor unions may increase the cost of, and/or lower the productivity of, project development in Canada and California.

Many of our proposed PV plants are located on or require access through public lands administered by federal and state agencies pursuant to competitive public leasing and right-of-way procedures and processes. The authorization for the use, construction and operation of PV plants and associated transmission facilities on federal, state and private lands will also require the assessment and evaluation of mineral rights, private rights-of-way and other easements; environmental, agricultural, cultural, recreational and aesthetic impacts; and the likely mitigation of adverse impacts to these and other resources and uses. The inability to obtain the required permits and, potentially, excessive delay in obtaining such permits due, for example, to litigation, could prevent us from to a given project. Moreover, project approvals subject to project modifications and conditions, including mitigation requirements and costs, could affect the financial success of a given project.

Lack of transmission capacity availability, potential upgrade costs to the transmission grid and other systems constraints could significantly impact our ability to build PV plants and generate solar electricity power sales.

In order to deliver electricity from our PV plants to our customers, our projects need to connect to the transmission grid. The lack of available capacity on the transmission grid could substantially impact our projects, including causing reductions in project size, delays in project implementation, increased costs from transmission upgrades and potential forfeitures of any deposit we have made with respect to a given project. These transmission issues, as well as issues relating to the availability of large systems such as transformers and switch gear, could significantly impact our ability to build PV plants and generate solar electricity sales.

Our project development business and our engineering, procurement and construction (EPC) business are dependent upon us and third parties obtaining financing from various sources which may not be available or may only be available on unfavorable terms or in insufficient amounts.

Our project development business is dependent on our ability to finance the development of our PV plants. If we are unable to secure such financing or if it is not available on terms that we determine are acceptable to us, we may be unable to fully execute our project development business plan, and our business, financial condition or results of operations may be adversely affected.

Our EPC business is dependent on the ability of third parties to purchase our PV plant projects, which, in turn, is dependent on their ability to obtain financing for such purchases. Depending on prevailing conditions in the credit markets and other factors, such financing may not be available or may only be available on unfavorable terms or in insufficient amounts. If third parties are limited in their ability to access financing to support their purchase of PV plant projects from us, we may not realize the cash flows that we expect from such sales, and this could adversely affect our ability to generate revenue.

Developing solar power projects may require significant upfront investment prior to the signing of a power purchase agreement (PPA) or an EPC contract, which could adversely affect our business and results of operations.

Our solar power project development cycles, which span the time between the identification of land and the commercial operation of a PV power plant project, vary substantially and can take multiple months or years to mature. As a result of these long project cycles, we may need to make significant upfront investments of resources in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Our potential inability to enter into sales contracts with potential customers after making such upfront investments could adversely affect our business and results of operations.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Exhibit Description
10.1	Agreement and Plan of Merger, dated as of March 2, 2009, by and among First Solar, Inc., First Solar Acquisition Corp., OptiSolar Inc. and OptiSolar Holdings, LLC
10.2*	Amended and Restated 2006 Omnibus Incentive Compensation Plan
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
This exhibit is being filed solely to reflect the current share maximum amounts under the Plan.  A stock split effective November1, 2006 (prior to the initial public offering of the Company later in November 2006) resulted in a commensurate increase in theshare maximum amounts set forth in Section 4(a) of the Plan.  Such split-adjusted share maximum amounts have been previously disclosed by the Company, including in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008, and are now reflected in the attached exhibit.

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

FIRST SOLAR, INC.

By:  /s/ JENS MEYERHOFF
Jens Meyerhoff
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

April 30, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1	Agreement and Plan of Merger, dated as of March 2, 2009, by and among First Solar, Inc., First Solar Acquisition Corp., OptiSolar Inc. and OptiSolar Holdings, LLC
10.2*	Amended and Restated 2006 Omnibus Incentive Compensation Plan
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
This exhibit is being filed solely to reflect the current share maximum amounts under the Plan.  A stock split effective November1, 2006 (prior to the initial public offering of the Company later in November 2006) resulted in a commensurate increase in theshare maximum amounts set forth in Section 4(a) of the Plan.  Such split-adjusted share maximum amounts have been previously disclosed by the Company, including in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008, and are now reflected in the attached exhibit.

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