Form 10-Q
period 2009-07-31
FIRST SOLAR, INC.
filed 2009-08-03
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of July 24, 2009 there were 84,647,299 shares of the registrant’s common stock, par value $0.001, outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2009

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	$525,876	$267,041	$944,084	$463,956
Cost of sales	227,780	122,341	410,704	214,932
Gross profit	298,096	144,700	533,380	249,024
Operating expenses:
Research and development	18,605	7,725	30,309	12,485
Selling, general and administrative	72,926	43,626	122,241	72,297
Production start-up	2,524	4,622	8,733	17,383
Total operating expenses	94,055	55,973	161,283	102,165
Operating income	204,041	88,727	372,097	146,859
Foreign currency gain	239	647	2,073	1,421
Interest income	1,948	4,923	4,051	11,608
Interest expense, net	(3,827)	—	(4,762)	(4)
Other expense, net	(1,103)	(441)	(2,429)	(819)
Income before income taxes	201,298	93,856	371,030	159,065
Income tax expense	20,719	24,185	25,856	42,775
Net income	$180,579	$69,671	$345,174	$116,290
Net income per share:
Basic	$2.16	$0.87	$4.17	$1.46
Diluted	$2.11	$0.85	$4.10	$1.42
Weighted-average number of shares used in per share calculations:
Basic	83,723	79,877	82,704	79,468
Diluted	85,668	82,004	84,140	81,806

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 27, 2009	December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$429,160	$716,218
Marketable securities — current	160,714	76,042
Restricted cash and investments — current	48,970	—
Accounts receivable, net	351,266	61,703
Inventories — current	162,501	121,554
Economic development funding receivable	—	668
Deferred tax asset, net — current	14,880	9,922
Prepaid expenses and other current assets	76,996	91,294
Total current assets	1,244,487	1,077,401
Property, plant and equipment, net	911,869	842,622
Project assets — noncurrent	113,680	—
Deferred tax asset, net — noncurrent	102,673	61,325
Marketable securities — noncurrent	138,239	29,559
Restricted cash and investments — noncurrent	33,695	30,059
Investment in related party	25,000	25,000
Goodwill	294,962	33,829
Inventories — noncurrent	6,273	—
Other assets — noncurrent	39,301	14,707
Total assets	$2,910,179	$2,114,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,631	$46,251
Income tax payable	57,336	99,938
Accrued expenses	106,335	140,899
Current portion of long-term debt	76,639	34,951
Other liabilities — current	70,187	59,738
Total current liabilities	366,128	381,777
Accrued collection and recycling liabilities	60,880	35,238
Long-term debt	156,935	163,519
Other liabilities — noncurrent	41,345	20,926
Total liabilities	625,288	601,460
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 84,633,454 and 81,596,810 shares issued and outstanding at June 27, 2009 and December 27, 2008, respectively	85	82
Additional paid-in capital	1,576,132	1,176,156
Contingent consideration	47,394	—
Accumulated earnings	706,399	361,225
Accumulated other comprehensive loss	(45,119)	(24,421)
Total stockholders’ equity	2,284,891	1,513,042
Total liabilities and stockholders’ equity	$2,910,179	$2,114,502

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 27, 2009	June 28, 2008
Cash flows from operating activities:
Cash received from customers	$671,786	$429,223
Cash paid to suppliers and associates	(503,168)	(301,653)
Interest received	3,294	10,643
Interest paid	(4,714)	(1,523)
Income taxes (paid) received, net of refunds	(64,597)	571
Excess tax benefit from share-based compensation arrangements	(15,351)	(13,953)
Other operating activities	(970)	(818)
Net cash provided by operating activities	86,280	122,490
Cash flows from investing activities:
Purchases of property, plant and equipment	(145,966)	(234,906)
Purchases of marketable securities	(264,881)	(167,771)
Proceeds from maturities of marketable securities	42,000	34,750
Proceeds from sales of marketable securities	29,783	278,887
Investment in note receivable	(35,383)	—
Increase in restricted investments	(42,439)	(14,943)
Acquisitions, net of cash acquired	318	—
Investment in project assets — noncurrent	(3,470)	—
Other investing activities	(1,167)	—
Net cash used in investing activities	(421,205)	(103,983)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,820	7,178
Repayment of long-term debt	(14,256)	(30,636)
Proceeds from issuance of debt, net of issuance costs	48,622	49,446
Excess tax benefit from share-based compensation arrangements	15,351	13,953
Proceeds from economic development funding	615	35,661
Other financing activities	(2)	(4)
Net cash provided by financing activities	54,150	75,598
Effect of exchange rate changes on cash and cash equivalents	(6,283)	12,875
Net increase (decrease) in cash and cash equivalents	(287,058)	106,980
Cash and cash equivalents, beginning of the period	716,218	404,264
Cash and cash equivalents, end of the period	$429,160	$511,244
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$(18,216)	$26,165

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Six Months Ended June 27, 2009

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six months ended June 27, 2009 are not necessarily indicative of the results that may be expected for the year ending December 26, 2009, or for any other period. The balance sheet at December 27, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto for the year ended December 27, 2008, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We report our results of operations using a 52 or 53 week fiscal year, which ends on the Saturday on or before December 31. Our fiscal quarters end on the Saturday closest to the end of the applicable calendar quarter. Fiscal 2009 will end on December 26, 2009 and will consist of 52 weeks.

Note 2. Summary of Significant Accounting Policies

These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and notes thereto for the year ended December 27, 2008, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our significant accounting policies reflect the adoption of Statement of Financial Accounting Standards No. (SFAS) 141 (revised 2007), Business Combinations, in the second quarter of fiscal 2009.

Note 3. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 141R, Business Combinations, which replaces SFAS 141, Business Combinations. SFAS 141R requires most assets acquired and liabilities assumed in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair value as of the date of the acquisition. SFAS 141R also requires acquisition-related costs and restructuring costs to be recognized separately from the business combination. SFAS 141R became effective for us for the year ending December 26, 2009 and therefore  applies to any business combinations that we might enter into after December 27, 2008.  The adoption of SFAS 141R did not have a material impact on our financial position, results of operations or cash flows, and we applied SFAS 141R to our recently completed acquisition of the solar power project development business of OptiSolar Inc. on April 3, 2009, as further described in Note 4 to our condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141R-1 amends the guidance in SFAS 141R about the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS 5 if not acquired or assumed in a business combination. FSP FAS 141R-1 is effective for us at the beginning of our year ending December 26, 2009 and therefore applies to any business combination that we might enter into after December 27, 2008. The adoption of FSP FAS 141R-1 did not have a material impact on our financial position, results of operations or cash flows, and we applied FSP FAS 141R-1 to our recently completed acquisition of the solar power project development business of OptiSolar Inc. on April 3, 2009 as further described in Note 19 to our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amend SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods, as well as in annual financial statements. This FSP also amends Accounting Principles Board Option (ABP) No.  28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. We adopted FSP FAS 107-1 and APB 28-1 in our fiscal quarter ended June 27, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial position, results of operations or cash flows.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. We adopted FSP FAS 115-2 and FAS 124-2 in our fiscal quarter ended June 27, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability being measured have significantly decreased. This FSP also includes guidance about identifying circumstances that indicate a transaction is not orderly. We adopted FSP FAS 157-4 in our fiscal quarter ended June 27, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS 165, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued. Specifically, this standard codifies in authoritative GAAP standards the subsequent event guidance that was previously located in auditing standards. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009 and is applied prospectively. We adopted SFAS 165 in our fiscal quarter ended June 27, 2009. The adoption of SFAS 165 did not have a material impact on our financial position, results of operation or cash flows.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets- an amendment of SFAS 140. This standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years ended after November 15, 2009. We do not expect that the adoption of SFAS 166 will have a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R). This standard changes the consolidation analysis for variable interest entities. SFAS 167 is effective for fiscal years ending after November 15, 2009. We are currently assessing the impact, if any, that the adoption of SFAS 167 will have on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of SFAS 162. This standard designates the FASB Accounting Standards Codification (FASC) as the source of authoritative U.S. GAAP. SFAS 168 is effective for interim or fiscal periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the FASC when referring to GAAP in our fiscal quarter ending September 26, 2009.

Note 4. Acquisition

On April 3, 2009, we completed the acquisition of the solar power project development business (the “Project Business”) of OptiSolar Inc., a Delaware corporation (“OptiSolar”). Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of March 2, 2009, by and among First Solar, First Solar Acquisition Corp., a Delaware corporation (“Merger Sub”), OptiSolar and OptiSolar Holdings LLC, a Delaware limited liability company (“OptiSolar Holdings”), Merger Sub merged with and into OptiSolar, with OptiSolar surviving as a wholly-owned subsidiary of First Solar (the “Merger”). Pursuant to the Merger, all the outstanding shares of common stock of OptiSolar held by OptiSolar Holdings were exchanged for 2,972,420 shares of First Solar common stock, par value $0.001 per share (the “Merger Shares”), of which 732,789 shares have been issued and deposited with an escrow agent to support certain indemnification obligations of OptiSolar Holdings, and 355,096 shares were holdback shares as further described below under “Contingent Consideration” (the “Holdback Shares”). As of June 27, 2009, 2,619,733 Merger Shares have been issued. The period during which claims for indemnification from the escrow fund may be initiated commenced on April 3, 2009, and will end on April 3, 2011.

         Purchase Price Consideration

The total consideration for this acquisition based on the closing price of our common stock on April 3, 2009 of $134.38 per share was $399.4 million.

Contingent Consideration

 Pursuant to the Merger Agreement, of the 2,972,420 Merger Shares, as of April 3, 2009, 355,096 shares were Holdback Shares that were issuable to OptiSolar Holdings upon satisfaction of conditions relating to certain then-existing liabilities of OptiSolar. The estimated fair value of this contingent consideration was $47.4 million and $47.7 million on June 27, 2009 and April 3, 2009, respectively, and has been classified separately within stockholders equity. As of June 27, 2009, 2,409 Holdback Shares had been issued to OptiSolar Holdings. Subsequent to June 27, 2009, an additional 331,523 Holdback Shares were issued to OptiSolar Holdings.

Preliminary Purchase Price Allocation

We accounted for this acquisition using the acquisition method in accordance with SFAS 141R. Accordingly, we preliminarily allocated the purchase price to the acquired assets and liabilities based on their estimated fair values at the acquisition date as summarized in the following table (in thousands):

The allocation of the purchase price on April 3, 2009 was as follows (in thousands):

Tangible assets acquired	$10,175
Project assets	103,888
Deferred tax assets	32,643
Deferred tax liability	(8,405)
Goodwill	261,133
Total purchase consideration	$399,434

The fair value of net tangible assets acquired on April 3, 2009 consisted of the following (in thousands):

Cash	$318
Prepaid expenses and other current assets	5,003
Property, plant and equipment	165
Project assets – Land	6,100
Total identifiable assets acquired	11,586
Accounts payable and other liabilities	(1,411)
Total liabilities assumed	(1,411)
Net identifiable assets acquired	$10,175

Our purchase price allocation was substantially complete as of June 27, 2009. However, we may be subject to goodwill adjustments as additional information relating to deferred tax assets and liabilities becomes available.

Goodwill

We recorded the excess of the acquisition date fair value of consideration transferred over the estimated fair value of the net tangible assets and intangible assets acquired as goodwill. We have preliminarily allocated $259.7 million and $1.4 million of this goodwill to our components reporting segment and solar systems segment (reported under “Other” in our disclosure of segment operating results), respectively. This goodwill is not deductible for tax purposes.

Acquired project assets

Management engaged a third-party valuation firm to assist in the determination of the fair value of the acquired project development business. In our determination of the fair value of the project assets acquired, we considered among other factors, three generally accepted valuation approaches; the income approach, market approach and cost approach. We selected the approaches that are most indicative of fair value of the assets acquired. We used the income approach to calculate the fair value of the acquired projects assets based on estimates and assumptions of future performance of these projects assets provided by Optisolar’s and our management. We used the market approach to determine the fair value of the land acquired with those assets.

Acquisition Related Costs

Acquisition-related costs recognized in the three and six months ended June 27, 2009 include transaction costs and integration costs, which we have classified in selling, general and administrative expense in our statement of operations. During the three and six months ended June 27, 2009, transaction costs such as legal, accounting, valuation and other professional services were $0.2 million and $1.6 million, respectively. Integration related costs during the three and six months ended June 27, 2009 were $0.5 million and $0.6 million, respectively.

Pro Forma Information

The acquired OptiSolar business has been engaged in the development and construction of solar power projects. The costs related to these activities are largely capitalized, and not charged against earnings until the project is sold; as of June 27, 2009, OptiSolar had not yet reached the point of sale for any of the projects is has been developing. Therefore, if the OptiSolar acquisition had been completed on December 28, 2008 (the beginning of our fiscal year 2009) our total revenue, net income, and basic and diluted earnings per common share would have not materially changed from the amounts that we have previously reported.

For the same reasons, the effect of OptiSolar on our condensed consolidated statement of operations from the acquisition date through June 27, 2009 was immaterial.

Note 5. Goodwill and Intangible Assets

Goodwill

On November 30, 2007, we acquired 100% of the outstanding membership interests of Turner Renewable Energy, LLC. Under the purchase method of accounting, we allocated $33.4 million to goodwill through December 29, 2007, which represents the excess of the purchase price over the fair value of the identifiable net tangible and intangible assets of Turner Renewable Energy, LLC. All of this goodwill was allocated to our systems segment. At June 27, 2009 and December 27, 2008, the carrying amount of goodwill was $33.8 million.

On April 3, 2009, we acquired the solar power project development business of OptiSolar. Under the acquisition method of accounting, we allocated $261.1 million to goodwill, which primarily represents the synergies and economies of scale expected from acquiring this project pipeline and using our solar modules in the acquired projects. We have allocated $259.7 million and $1.4 million of this goodwill to our components reporting segment and systems segment (reported under “Other” in our disclosure of segment operating results), respectively. At June 27, 2009, the carrying amount of this goodwill was $261.1 million. See Notes 4 and 20 to our condensed consolidated financial statements for additional information about this acquisition.

The changes in the carrying amount of goodwill for the six months ended June 27, 2009 were as follows (in thousands):

	Components	Other	Consolidated
Beginning balance, December 27, 2008	$—	$33,829	$33,829
Goodwill from 2009 acquisitions	259,722	1,411	261,133
Ending Balance, June 27, 2009	$259,722	$35,240	$294,962

SFAS 142, Goodwill and Other Intangible Assets, requires us to test goodwill for impairment at least annually, or sooner, if facts or circumstances between scheduled annual tests indicate that it is more likely than not that the fair value of a reporting unit that has goodwill might be less than its carrying value. We performed our goodwill impairment tests in the fourth fiscal quarter of the year ended December 27, 2008. Based on that test, we concluded that our goodwill was not impaired. We have also concluded that there have been no changes in facts and circumstances since the date of that test that would trigger an interim goodwill impairment test.

Acquisition Related Intangible Assets

In connection with the acquisition of Turner Renewable Energy, LLC, we identified intangible assets that represent customer contracts already in progress and future customer contracts not yet started at the time of acquisition. We amortize the acquisition date fair values of these assets using the percentage of completion method.

Information regarding our acquisition-related intangible assets that are being amortized was as follows (in thousands):

	As of June 27, 2009			As of December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer contracts in progress at the acquisition date	$62	$62	$—	$62	$58	$4
Customer contracts executed after the acquisition date	394	379	15	394	242	152
Total	$456	$441	$15	$456	$300	$156

Amortization expense for acquisition-related intangible assets was $0.1 million for both the three and six months ended June 27, 2009 and June 28, 2008, respectively. We expect to amortize the remaining balance of our acquisition related intangible assets during the year ending December 26, 2009.

Project Assets

In connection with the acquisition of the solar power project development business of OptiSolar, we measured at fair value certain project assets based on the varying development stages of each project asset on the acquisition date. At June 27, 2009, the carrying value of these project assets was $103.9 million. We will expense these projects assets as the solar power projects are sold or constructed.

Note 6. Cash and Investments

Cash, cash equivalents and marketable securities consisted of the following at June 27, 2009 and December 27, 2008 (in thousands):

	June 27, 2009	December 27, 2008
Cash and cash equivalents:
Cash	$303,470	$603,434
Cash equivalents:
Federal agency debt	—	38,832
Money market mutual fund	125,690	73,952
Total cash and cash equivalents	429,160	716,218
Marketable securities:
Federal agency debt	132,706	68,086
Foreign agency debt	63,885	6,977
Supranational debt	62,227	—
Corporate debt securities	40,135	30,538
Total marketable securities	298,953	105,601
Total cash, cash equivalents and marketable securities	$728,113	$821,819

We have classified our marketable securities as “available-for-sale.” Accordingly, we record them at fair value and account for net unrealized gains and losses as part of other comprehensive income until realized. We report realized gains and losses on the sale of our marketable securities in earnings, computed using the specific identification method. During the three and six months ended June 27, 2009, we realized an immaterial amount in gains and did not realize any losses on our marketable securities. During the three months ended June 28, 2008, we did not realize any gains or losses on our marketable securities. During the six months ended June 28, 2008, we realized $0.4 million in gains and $0.1 million in losses on our marketable securities. See Note 10 to our condensed consolidated financial statements for information about the fair value measurement of our marketable securities.

All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider a marketable debt security to be impaired when its fair value is less than its carrying cost. When evaluating our investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell the investment before we have recovered its cost basis. Investments identified as being impaired are subject to further review to determine if the investment is other-than-temporarily impaired; in which case, we write down the investment through earnings to its impaired value and establish a new cost basis for the investment. We did not identify any of our marketable securities as other-than-temporarily impaired at June 27, 2009.

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale by major security type (in thousands):

	As of June 27, 2009
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Federal agency debt	$132,445	$262	$1	$132,706
Foreign agency debt	63,683	202	—	63,885
Supranational debt	62,138	97	8	62,227
Corporate debt securities	39,849	316	30	40,135
Total	$298,115	$877	$39	$298,953

	As of December 27, 2008
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Federal agency debt	$67,813	$273	$—	$68,086
Foreign agency debt	6,990	—	13	6,977
Corporate debt securities	30,425	129	16	30,538
Total	$105,228	$402	$29	$105,601

Contractual maturities of our available-for-sale marketable securities as of June 27, 2009 and December 27, 2008 were as follows (in thousands):

	As of June 27, 2009
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$160,315	$399	$—	$160,714
One year to two years	137,800	478	39	138,239
Total	$298,115	$877	$39	$298,953

	As of December 27, 2008
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$75,856	$199	$13	$76,042
One year to two years	29,372	203	16	29,559
Total	$105,228	$402	$29	$105,601

The net unrealized gain of $0.8 million and $0.4 million as of June 27, 2009 and December 27, 2008, respectively, on our available for-sale marketable securities was primarily the result of changes in interest rates. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better and limits the security types, issuer concentration and duration of the investments.

The following table shows gross unrealized losses and estimated fair values for those investments that were in an unrealized loss position as of June 27, 2009 and December 27, 2008; aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 27, 2009
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Federal agency debt	$4,124	$1	$—	$—	$4,124	$1
Foreign agency debt	—	—	—	—	—	—
Supranational debt	8,715	8	—	—	8,715	8
Corporate debt securities	1,997	30	—	—	1,997	30
Total	$14,836	$39	$—	$—	$14,836	$39

	As of December 28, 2008
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Federal agency debt	$6,977	$13	$—	$—	$6,977	$13
Corporate debt securities	9,088	16	—	—	9,088	16
Total	$16,065	$29	$—	$—	$16,065	$29

Note 7. Restricted Cash and Investments

Restricted cash and investments consisted of the following at June 27, 2009 and December 27, 2008 (in thousands):

	June 27, 2009	December 27, 2008
Restricted cash	$48,974	$4,218
Restricted investments	33,691	—
Deposit with financial services company	—	25,841
Total restricted cash and investments	$82,665	$30,059
Restricted cash and investments — current	$48,970	$—
Restricted cash and investments — noncurrent	$33,695	$30,059

At June 27, 2009, our restricted cash consisted of a debt service reserve account for our credit facility with a consortium of banks led by IKB Deutsche Industriebank AG and cash held by a financial institution as collateral for a letter of credit. Our restricted investments consisted of long-term marketable securities that we hold to fund future costs of our solar module collection and recycling program.

The following table summarizes unrealized gains and losses related to our restricted investments in marketable securities designated as available-for-sale by major security type (in thousands):

	As of June 27, 2009 (Unaudited)
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$784	$13	$—	$797
Foreign government obligations	32,894	—	$—	32,894
Total	$33,678	$13	$—	$33,691

As of June 27, 2009, the contractual maturities of these available-for-sale marketable securities were between 19 and 27 years.

Note 8. Consolidated Balance Sheet Details

Accounts receivable, net

Accounts receivable, net consisted of the following at June 27, 2009 and December 27, 2008 (in thousands):

	June 27, 2009	December 27, 2008
Accounts receivable, gross	$358,256	$61,703
Allowance for doubtful accounts	6,990	—
Accounts receivable, net	$351,266	$61,703

The increase in accounts receivable was mainly due to the amendment of certain of our customers’ long-term supply contracts to extend their payment terms from net 10 days to net 45 days in the first quarter of 2009 and due to higher volumes shipped during the three months ended June 27, 2009. We provided an allowance in the amount of $7.0 million due to recent developments concerning the collectability of the outstanding accounts receivable from a specific customer.

Inventories

Inventories consisted of the following at June 27, 2009 and December 27, 2008 (in thousands):

	June 27, 2009	December 27, 2008
Raw materials	$105,937	$103,725
Work in process	7,118	4,038
Finished goods	55,719	13,791
Total inventories	$168,774	$121,554
Inventory — current	$162,501	$121,554
Inventory — noncurrent (1)	$6,273	$—

(1)	Inventory – noncurrent is raw materials.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at June 27, 2009 and December 27, 2008 (in thousands):

	June 27, 2009	December 27, 2008
Prepaid expenses	$5,581	$6,699
Prepaid supplies	11,987	12,556
Capitalized equipment spares	14,312	12,900
Prepaid taxes — current	453	4
Derivative instruments — current	1,705	34,931
Other receivable from financial institution (1)(2)	8,989	10,764
Note receivable — current (see Note 12)	12,662	—
Costs and estimated earnings in excess of billings	18	114
Deferred project costs	1,377	710
Other taxes receivable	4,851	2,763
Accrued interest income	2,257	1,511
Other current assets	12,804	8,342
Total prepaid expenses and other current assets	$76,996	$91,294

(1)	Settled subsequent to June 27, 2009.
(2)	Settled subsequent to December 27, 2008.

Property, plant and equipment, net

Property, plant and equipment consisted of the following at June 27, 2009 and December 27, 2008 (in thousands):

	June 27, 2009	December 27, 2008
Buildings and improvements	$201,513	$137,116
Machinery and equipment	693,711	559,566
Office equipment and furniture	29,385	22,842
Leasehold improvements	14,616	11,498
Depreciable property, plant and equipment, gross	939,225	731,022
Accumulated depreciation	(154,958)	(100,939)
Depreciable property, plant and equipment, net	784,267	630,083
Land	5,888	5,759
Construction in progress	121,714	206,780
Property, plant and equipment, net	$911,869	$842,622

Depreciation of property, plant and equipment was $28.5 million and $13.4 million for the three months ended June 27, 2009 and June 28, 2008, respectively, and was $54.3 million and $23.5 million for the six months ended June 27, 2009 and June 28, 2008, respectively.

We incurred interest cost and capitalized a portion of it (into our property, plant and equipment) as follows during the three and six months ended June 27, 2009 and June 28, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Interest cost incurred	$4,693	$1,303	$7,107	$2,812
Interest cost capitalized	(866)	(1,303)	(2,345)	(2,808)
Interest expense, net	$3,827	$—	$4,762	$4

Project Assets - Noncurrent

Project assets - noncurrent consisted of the following at June 27, 2009 and December 27, 2008 (in thousands):

	June 27, 2009	December 27, 2008
Project assets acquired	$103,888	$—
Project assets — land	7,102	—
Project assets — other	2,690	—
Total project assets — noncurrent	$113,680	$—

Accrued expenses

Accrued expenses consisted of the following at June 27, 2009 and December 27, 2008 (in thousands):

	June 27, 2009	December 27, 2008
Product warranty liability — current portion	$6,517	$4,040
Accrued compensation and benefits	24,903	32,145
Accrued property, plant and equipment	25,550	44,115
Accrued inventory	19,729	31,438
Accrued utilities and plant services	6,662	5,100
Accrued subcontractor services and materials	759	2,934
Accrued freight and warehouse charges	3,919	2,549
Accrued interest	1,793	2,008
Accrued taxes — other	1,802	6,182
Other accrued expenses	14,701	10,388
Total accrued expenses	$106,335	$140,899

Other current liabilities

Other current liabilities consisted of the following at June 27, 2009 and December 27, 2008 (in thousands):

	June 27, 2009	December 27, 2008
Derivative instruments — current	$42,492	$50,733
Deferred revenue (1)	4,158	—
Billings in excess of costs and estimated earnings	793	2,159
Other tax payable	4,509	6,614
Other payable to financial institution (2)	7,106	—
Other current liabilities	11,129	232
Total other current liabilities	$70,187	$59,738

(1)	Deferred revenue will be recognized once all revenue recognition criteria have been met.
(2)	Settled subsequent to June 27, 2009.

Note 9. Derivative Financial Instruments

As a global company, we are exposed in the normal course of business to interest rate and foreign currency risks that could affect our net assets, financial position, results of operations and cash flows. We use derivative instruments to hedge against certain risks, such as these, and we only hold derivative instruments for hedging purposes, not for speculative or trading purposes. Our use of derivative instruments is subject to strict internal controls based on centrally defined, performed and controlled policies and procedures.

Depending on the terms of the specific derivative instruments and market conditions, some of our derivative instruments may be assets and others liabilities at any particular point in time. As required by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, we present all of our derivative instruments at fair value on our balance sheet. Depending on the substance of the hedging purpose for our derivative instruments, we account for changes in the fair value of some of them using cash-flow-hedge accounting pursuant to SFAS 133 and of others by recording the changes in fair value directly to current earnings (so-called “economic hedges”). These accounting approaches and the various classes of risk that we are exposed to in our business and the risk management systems using derivative instruments that we apply to these risks are described below. See Note 10 to our condensed consolidated financial statements for information about the techniques we use to measure the fair value of our derivative instruments.

The following table presents the fair values of derivative instruments included in our condensed consolidated balance sheet as of June 27, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Type	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Foreign exchange forward contracts	Other current assets	$210	Other liabilities - current	$40,525
		—	Other liabilities - noncurrent	2,343
Interest rate swap contracts		—	Other liabilities - current	23
		—	Other liabilities - noncurrent	261
Total derivatives designated as hedging instruments		$210		$43,152

Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange forward contracts	Other current assets	$1,495	Other liabilities - current	$1,944
Total derivatives not designated as hedging instruments		$1,495		$1,944

Total derivative instruments		$1,705		$45,096

The following tables present the amounts affecting our condensed consolidated statement of operations for the three and six months ended June 27, 2009 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivative Type	Three Months Ended June 27, 2009	Six Months Ended June 27, 2009	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended June 27, 2009	Six Months Ended June 27, 2009
Derivatives designated as cash flow hedges under SFAS 133:
Foreign exchange forward contracts	$(50,987)	$(27,111)	Net sales	$9,634	$31,824
Interest rate swaps	1,870	1,093		—	—
Total derivatives designated as cash flow hedges	$(49,117)	$(26,018)		$9,634	$31,824

	Amount of Gain (Loss) on Derivatives Recognized in Income
Derivative Type	Three Months Ended June 27, 2009	Six Months Ended June 27, 2009	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives designated as cash flow hedges under SFAS 133:
Foreign exchange forward contracts	$9,634	$31,824	Net sales
Interest rate swaps	$(2,391)	$(2,525)	Interest income (expense)

Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange forward contracts	$(42)	$(4,931)	Other income (expense)
Foreign exchange forward contracts	$2,524	$1,069	Cost of sales

Credit default swaps	$(459)	$(1,459)	Other income (expense)

Interest Rate Risk

We use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use such swap agreements for speculative or trading purposes. We had interest rate swap contracts with a financial institution that effectively converted to fixed rates the variable rate of the Euro Interbank Offered Rate (Euribor) on the term loan portion of our credit facility with a consortium of banks for the financing of our German plant. These swap contracts were required under the credit facility agreement, which we repaid and terminated on June 30, 2009. As per the credit facility agreement requirements, we terminated these interest rate swap contracts on June 26, 2009 and consequently recognized an interest expense of €1.7 million ($2.4 million at the balance sheet close rate on June 27, 2009 of $1.41/€1.00). The termination of the interest rate swap contracts settled on June 30, 2009.

On May 29, 2009, we entered into an interest rate swap contract, which will become effective on September 30, 2009 with a notional value of €57.3 million ($80.8 million at the balance sheet close rate on June 27, 2009 of $1.41/€1.00) to receive a six-month floating interest rate, the Euro Interbank Offered Rate (Euribor), and pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt as that debt is paid down. This derivative instrument qualifies for accounting as a cash flow hedge in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at June 27, 2009.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of the components of our business to have material future cash flows, including revenues and expenses that are denominated in currencies other than the relevant component’s functional currencies. Our primary cash flow exposures are customer collections and vendor payments. Changes in the exchange rates between our components’ functional currencies and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge the value of a portion of these forecasted cash flows. As of June 27, 2009, these foreign exchange contracts hedge our forecasted future cash flows for up to 18 months. These foreign exchange contracts qualified for accounting as cash flow hedges in accordance with SFAS 133, and we designated them as such. We initially report the effective portion of the derivative’s gain or loss in accumulated other comprehensive income (loss) and subsequently reclassify amounts into earnings when the hedged transaction is settled. We determined that these derivative financial instruments were highly effective as cash flow hedges at June 27, 2009. In addition, during the six months ended June 27, 2009, we did not discontinue any cash flow hedges because it was probable that a forecasted transaction would not occur.

In 2008 and during the six months ended June 27, 2009, we purchased foreign exchange forward contracts to hedge the exchange risk on forecasted cash flows denominated in euro. As of June 27, 2009, the unrealized loss on these contracts was $42.7 million and the total notional value of the contracts was €556.5 million ($784.7 million at the balance sheet close rate on June 27, 2009 of $1.41/€1.00). The weighted average forward exchange rate for these contracts was $1.33/€1.00 at June 27, 2009.

Transaction Exposure

Many components of our business have assets and liabilities (primarily receivables, investments and accounts payable, including solar module collection and recycling liabilities and inter-company balances) that are denominated in currencies other than their functional currencies. Changes in the exchange rates between our components’ functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in our reported consolidated financial position, results of operations and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to hedge these assets and liabilities against the short-term effects of currency exchange rate fluctuations. The gains and losses on the foreign exchange forward contracts will offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency assets and liabilities.

During the six months ended June 27, 2009, we purchased forward foreign exchange contracts to hedge balance sheet exposure related to transactions with third parties. We recognize gains or losses from the fluctuation in foreign exchange rates and the valuation of these hedging contracts in cost of sales and foreign currency gain (loss) on our consolidated statements of operations.

As of June 27, 2009, the total notional value of our foreign exchange forward contracts to purchase and sell euros with/for U.S. dollars was €124.6 million and €138.4 million, respectively ($175.7 million and $195.1 million, respectively, at the balance sheet close rate on June 27, 2009 of $1.41/€1.00); the total notional value of our foreign exchange forward contracts to sell U.S. dollars with/for euros was $9.8 million; the total notional value of our foreign exchange forward contracts to purchase and sell Malaysian ringgits with/for U.S. dollars was MYR 122.5 million and MYR 10.2 million, respectively ($34.3 million and $2.9 million, respectively, at the balance sheet close rate on June 27, 2009 of $0.28/MYR1.00); and the total notional value of our foreign exchange forward contracts to sell Canadian dollars with/for U.S. dollars was CAD 14.6 million ($12.7 million at the balance sheet close rate on June 27, 2009 of $0.87/CAD1.00). As of June 27, 2009, the total unrealized loss on these contracts was $0.4 million. These contracts have maturities of less than two months.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, investments, trade accounts receivable, interest rate swap contracts and foreign exchange forward contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place cash, cash equivalents, investments, interest rate swap contracts and foreign exchange forward contracts with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions.

In addition, we had certain restricted investments that were exposed to credit risk. These consisted primarily of restricted investments, which were held by a financial services company to fund our estimated future product collection and recycling costs. In October 2008, we entered into two credit default swaps (CDS) with J.P. Morgan Chase NA, New York to protect this restricted investment from certain significant pre-defined credit events related to the parent of the financial services company. Under a CDS, a third party assumes, for a fee, a portion of the credit risk related to an investment. The CDSs we entered into provided protection for losses in the event of a pre-defined credit event of the parent of the financial services company up to $25.0 million. Our CDSs expired on March 20, 2009 and June 20, 2009. During the six months ended June 27, 2009, we recorded a loss of $1.5 million related to the fair value adjustments and fees for these CDSs.

Note 10. Fair Value Measurement

On December 30, 2007, the beginning of our 2008 fiscal year, we adopted SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands financial statement disclosure requirements for fair value measurements. Our initial adoption of SFAS 157 was limited to our fair value measurements of financial assets and financial liabilities, as permitted by FSP 157-2, Effective Date of FASB Statement No. 157. On December 28, 2008, the beginning of our fiscal year 2009, we adopted SFAS 157 for the remainder of our fair value measurements. The implementation of the fair value measurement guidance of SFAS 157 did not result in any material changes to the carrying values of our assets and liabilities.

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

When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. Following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring or one-time basis:

•
Cash Equivalents.  At June 27, 2009, our cash equivalents consisted of money market mutual funds. We value some of our cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities.  At June 27, 2009, our marketable securities consisted of federal and foreign agency debt, supranational debt and corporate debt securities. We value our marketable securities using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We also consider the effect of our counterparties’ credit standings in these fair value measurements.

•
Derivative assets and liabilities.  At June 27, 2009, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and interest rate swap contracts involving benchmark interest rates. Since our derivative assets and liabilities are not traded on an exchange, we value them using valuation models. Interest rate yield curves, foreign exchange rates and credit default swap spreads are the significant inputs into these valuation models. These inputs are observable in active markets over the terms of the instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our own credit standing and that of our counterparties in our valuations of our derivative assets and liabilities.

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

At June 27, 2009, information about inputs into the fair value measurements of our assets and liabilities that we make on a recurring basis was as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$125,690	$125,690	$—	$—
Marketable securities:
Federal agency debt	132,706	—	132,706	—
Foreign agency debt	63,885	—	63,885	—
Supranational debt	62,227	—	62,227	—
Corporate debt securities	40,135	—	40,135	—
Derivative assets	1,705	—	1,705	—
Total assets	$426,348	$125,690	$300,658	$—
Liabilities:
Derivative liabilities	$45,096	$—	$45,096	$—

Fair Value of Financial Instruments

The carrying amounts and fair values of our financial instruments at June 27, 2009 and December 27, 2008 were as follows (in thousands):

	June 27, 2009		December 27, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities, current and noncurrent	$298,953	$298,953	$105,601	$105,601
Note receivable — current	$12,662	$12,662	$—	$—
Credit default swaps	$—	$—	$896	$896
Foreign exchange forward contract assets	$1,705	$1,705	$34,035	$34,035
Deposit with financial services company (restricted investment)	$—	$—	$25,841	$13,039
Restricted investments	$33,691	$33,691	$—	$—
Investment in related party	$25,000	$25,000	$25,000	$25,000
Note receivable — noncurrent	$24,649	$24,632	$—	$—
Liabilities:
Long-term debt, including current maturities	$233,574	$238,501	$198,470	$204,202
Interest rate swaps	$284	$284	$1,377	$1,377
Foreign exchange forward contract liabilities	$44,812	$44,812	$50,410	$50,410

The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, restricted cash, accounts payable, income tax payable and accrued expenses approximate their fair values due to their short maturities; thus, we exclude them from the table above.

We estimated the fair value of our long-term debt in accordance with SFAS 157 using a discounted cash flows approach (“income approach”) and incorporated the credit risk of our counterparty for the asset measurement and our credit risk for the liability measurement.

Note 11.  Related Party Transactions

In October 2008, we made an investment, at a total cost of $25.0 million, in the preferred stock of a company based in the United States that supplies solar power plants to commercial and residential customers. This investment represents an ownership of approximately 12% of the voting interest in this company and is our only equity interest in that entity. Since our ownership interest in this company is less than 20% and we do not have significant influence over it, we account for this investment using the cost method.

In the fourth fiscal quarter of 2008, we also entered into a long-term solar module supply agreement with this related party. During the three and six months ended June 27, 2009, we recognized $2.0 million and $4.2 million, respectively, in net sales to this related party. At June 27, 2009 we had accounts receivable from this related party of $0.8 million.

Note 12.  Notes Receivable

On April 8, 2009 we entered into a credit facility agreement with a solar project entity of one of our customers for an amount of €17.5 million ($24.7 million at the balance sheet close rate on June 27, 2009 of $1.41/€1.00) to provide financing of a photovoltaic power generation facility. The credit facility replaced a bridge loan that we had made to this customer. The balance of the bridge loan was €10.3 million as of March 28, 2009 ($14.5 million at the balance sheet close rate on June 27, 2009 of $1.41/€1.00) and matured on April 15, 2009. The credit facility bears interest at 8% per annum and is due on December 31, 2026. As of June 27, 2009, this credit facility was fully drawn. The outstanding amount of this credit facility is included within Other assets – noncurrent on our condensed consolidated balance sheets.

On April 21, 2009, we entered into a revolving VAT financing facility agreement for an amount of €9.0 million ($12.7 million at the balance sheet close rate on June 27, 2009 of $1.41/€1.00) with the same solar project entity with whom we entered into the credit facility agreement on April 8, 2009. The VAT facility agreement pre-finances the amounts of German value added tax (VAT) and any other tax obligations of similar nature during the construction phase of the photovoltaic power generation facility, and this additional credit facility was referenced within the April 8, 2009 credit facility arrangement. Borrowings under this facility are short- term in nature, since the facility is repaid when VAT amounts are reimbursed by the government. The VAT facility agreement bears interest at the rate of Euribor plus 1.2% and matures on December 31, 2010. As of June 27, 2009, this credit facility was fully drawn down. The outstanding amount of this credit facility is included within Prepaid expenses and other current assets on our condensed consolidated balance sheets.

Subsequent to June 27, 2009, the loan amount under the VAT facility agreement was increased to €15.0 million ($21.2 million at the balance sheet close rate on June 27, 2009 of $1.41/€1.00). This increase is only temporary and the amounts available under the facility will revert back to their original amounts on August 31, 2009.

Note 13. Debt

Our long-term debt at June 27, 2009 and December 27, 2008 consisted of the following (in thousands):

Type	June 27, 2009	December 27, 2008
Facility Agreement Malaysia – Fixed rate term loan	$88,918	$66,975
Facility Agreement Malaysia – Floating rate term loan (1)	88,918	66,975
Director of Development of the State of Ohio	10,709	11,694
Director of Development of the State of Ohio	833	1,528
Facility Agreement Germany	48,586	54,982
Capital lease obligations	3	5
	237,967	202,159
Less unamortized discount	(4,393)	(3,689)
Total long-term debt	233,574	198,470
Less current portion	(76,639)	(34,951)
Noncurrent portion	$156,935	$163,519

(1)	We entered into an interest rate swap contract related to this loan. See Note 9 to our condensed consolidated financial statements.

We did not have any short-term debt at June 27, 2009 and December 27, 2008.

Malaysian Facility Agreement

On May 6, 2008, in connection with the plant expansion at our Malaysian manufacturing center, First Solar Malaysia Sdn. Bhd. (FS Malaysia), our indirect wholly owned subsidiary entered into an export financing facility agreement (Malaysian Facility Agreement) with IKB Deutsche Industriebank AG (IKB) as arranger, NATIXIS Zweigniederlassung Deutschland (NZD) as facility agent and original lender, AKA Ausfuhrkredit-Gesellschaft mbH (AKA), as original lender and NATIXIS Labuan Branch (NLB) as security agent. Pursuant to the terms of the Malaysian Facility Agreement, the lenders will furnish up to €134.0 million ($188.9 million at the balance sheet close rate on June 27, 2009 of $1.41/€1.00) of credit facilities consisting of the following (in thousands):

Malaysian Borrowings	Denomination	Interest	Maturity	Outstanding at June 27, 2009
Fixed-rate euro-denominated term loan	EUR	4.54%	2016	$88,918
Floating-rate euro-denominated term loan	EUR	Euribor plus 0.55%	2016	$88,918
Total				$177,836

These credit facilities are intended to be used by FS Malaysia for the purpose of (1) partially financing the purchase of certain equipment to be used at our Malaysian manufacturing center and (2) financing fees to be paid to Euler-Hermes Kreditversicherungs-AG (Euler-Hermes), the German Export Credit Agency of Hamburg, Federal Republic of Germany, which will guaranty 95% of FS Malaysia’s obligations related to the Malaysian Facility Agreement (Hermes Guaranty). In addition, FS Malaysia’s obligations related to the Malaysian Facility Agreement are guaranteed, on an unsecured basis, by First Solar, Inc., pursuant to a guaranty agreement described below.

FS Malaysia is obligated to pay commitment fees at an annual rate of 0.375% on the unused portions of the fixed rate credit facilities and at an annual rate of 0.350% on the unused portions of the floating rate credit facilities. In addition, FS Malaysia is obligated to pay certain underwriting, management and agency fees in connection with the credit facilities.

In connection with the Facility Agreement, First Solar, Inc. entered into a first demand guaranty agreement dated May 6, 2008 in favor of IKB, NZD, NLB and the other lenders under the Malaysian Facility Agreement. As noted above, FS Malaysia’s obligations related to the Malaysian Facility Agreement are guaranteed, on an unsecured basis, by First Solar pursuant to this guaranty agreement.

In connection with the Malaysian Facility Agreement, all of FS Malaysia’s obligations related to the Malaysian Facility Agreement are secured by a first party, first legal charge over the equipment financed by the credit facilities and the other documents, contracts and agreements related to that equipment. Also in connection with the Malaysian Facility Agreement, any payment claims of First Solar, Inc. against FS Malaysia are subordinated to the claims of IKB, NZD, NLB and the other lenders under the Malaysian Facility Agreement.

The Malaysian Facility Agreement contains various financial covenants which we must comply with, such as debt to equity ratios, total leverage ratios, interest coverage ratios and debt service coverage ratios. We must submit these ratios related to the financial covenants for the first time at the end of fiscal 2009. The Malaysian Facility Agreement also contains various customary non-financial covenants which FS Malaysia must comply with, including, submitting various financial reports and business forecasts to the lenders, maintaining adequate insurance, complying with applicable laws and regulations, restrictions on FS Malaysia’s ability to sell or encumber assets and make loan guarantees to third parties. We were in compliance with these covenants through June 27, 2009.

Certain of our debt-financing agreements bear interest at rates based on the Euro Interbank Offered Rate (Euribor). Euribor is the primary interbank lending rate within the Euro zone, with maturities ranging from one week to one year. A disruption of the credit environment as currently being experienced could negatively impact interbank lending and therefore negatively impact the Euribor rate. An increase in the Euribor rate would increase our cost of borrowing.

State of Ohio Loans

During the years ended December 25, 2004 and December 31, 2005, we received the following loans from the Director of Development of the State of Ohio (in thousands):

Ohio Borrowings	Original Loan Amount	Denomination	Interest	Maturity	Outstanding at June 27, 2009
Director of Development of the State of Ohio	$15,000	USD	2.25%	2015	$10,709
Director of Development of the State of Ohio	$5,000	USD	0.25% — 3.25%	2009	$833
Total	$20,000				$11,542

Certain of our land, buildings and machinery and equipment has been pledged as collateral for these loans.

German Facility Agreement

On July 27, 2006, First Solar Manufacturing GmbH, a wholly owned indirect subsidiary of First Solar, Inc., entered into a credit facility agreement with a consortium of banks led by IKB Deutsche Industriebank AG under which we could draw up to €102.0 million ($143.8 million at the balance sheet close rate on June 27, 2009 of $1.41/€1.00) to fund costs of constructing and starting up our German plant. This credit facility consisted of the following borrowings (in thousands):

German Borrowings	Original Loan Amount	Denomination	Interest	Maturity	Outstanding at June 27, 2009
Term Loan	€53,000	EUR	Euribor plus 1.6%	2012	$48,586
Revolver	€27,000	EUR	Euribor plus 1.8%	2012	$—
Bridge Loan	€22,000	EUR	Euribor plus 2.0%	2008	$—
Total	€102,000				$48,586

We repaid the entire outstanding principal amount of the term loan and all accrued interest subsequent to quarter end on June 30, 2009, and we concurrently terminated this facility. Based on the loan agreement with IKB Deutsche Industriebank AG, the amount to be repaid was transferred into a restricted account, which we classified with our restricted investments on our balance sheet as of June 27, 2009.

Note 14. Commitments and Contingencies

Financial guarantees

In the normal course of business, we occasionally enter into agreements with third parties under which we guarantee the performance of our subsidiaries related to certain service contracts, which may include services such as development, engineering, procurement of permits and equipment, construction management and monitoring and maintenance. These agreements meet the definition of a guarantee according to FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other. As of June 27, 2009, none of these guarantees were material to our financial position.

Loan guarantees

In connection with the Malaysian Facility Agreement, First Solar, Inc. entered into a first demand guaranty agreement dated May 6, 2008 in favor of IKB, NZD, NLB and the other lenders under the Malaysian Facility Agreement. First Solar Malaysia’s obligations related to the Malaysian Facility Agreement are guaranteed, on an unsecured basis, by First Solar, pursuant to this guaranty agreement. See Note 13 to our condensed consolidated financial statements for additional information.

Commercial commitments

During the three months ended June 27, 2009, we entered into three commercial commitments in the form of letters of credit and bank guarantees related to our solar power systems and project development business in the amount of $4.2 million. We also had the following three outstanding commercial commitments as of June 27, 2009: MYR 4.0 million dated June 2008 for an energy supply agreement ($1.1 million at the balance sheet close rate on June 27, 2009 of $0.28/MYR1.00); MYR 3.0 million dated September 2008 for Malaysian custom and excise tax ($0.8 million at the balance sheet close rate on June 27, 2009 of $0.28/MYR1.00); and MYR 2.2 million dated December 2007 for an energy supply agreement ($0.6 million at the balance sheet close rate on June 27, 2009 of $0.28/MYR1.00).

Product warranties

We offer warranties on our products and record an estimate of the associated liability based on the following: number of solar modules under warranty at customer locations, historical experience with warranty claims, monitoring of field installation sites, in-house testing of our solar modules and estimated per-module replacement cost.

Product warranty activity during the three and six months ended June 27, 2009 and June 28, 2008 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Product warranty liability, beginning of period	$ 13,557	$ 9,261	$ 11,905	$ 7,276
Accruals for new warranties issued (warranty expense)	3,898	1,851	6,989	3,843
Settlements	(146)	—	(354)	(8)
Change in estimate of warranty liability	104	(247)	(1,127)	(246)
Product warranty liability, end of period	$ 17,413	$ 10,865	$ 17,413	$ 10,865
Current portion of warranty liability			$ 6,517	$ 4,402
Non-current portion of warranty liability			$ 10,896	$ 6,463

Note 15. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as an expense over the grant recipients’ requisite service periods, in accordance with SFAS 123(R), Share-Based Payment. The share-based compensation expense that we recognized in our consolidated statements of operations for the three and six months ended June 27, 2009 and June 28, 2008 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Share-based compensation expense included in:
Cost of sales	$3,483	$3,162	$6,502	$5,370
Research and development	2,100	1,501	3,919	2,466
Selling, general and administrative	11,854	10,279	21,728	17,679
Production start-up	320	515	792	801
Total share-based compensation expense	$17,757	$15,457	$32,941	$26,316

The increase in share-based compensation expense was primarily the result of new awards.

The following table presents our share-based compensation expense by type of award for the three and six months ended June 27, 2009 and June 28, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Stock options	$1,754	$4,675	$3,808	$9,735
Restricted stock units	16,998	10,917	30,241	16,445
Unrestricted stock	112	82	225	163
Net amount absorbed into inventory	(1,107)	(217)	(1,333)	(27)
Total share-based compensation expense	$17,757	$15,457	$32,941	$26,316

Share-based compensation cost capitalized in our inventory was $1.7 million and $0.3 million at June 27, 2009 and December 27, 2008, respectively. As of June 27, 2009, we had $10.5 million of unrecognized share-based compensation cost related to unvested stock option awards, which we expect to recognize as an expense over a weighted-average period of approximately 1.1 years, and $154.6 million of unrecognized share-based compensation cost related to unvested restricted stock units, which we expect to recognize as an expense over a weighted-average period of approximately 2.2 years.

Note 16. Income Taxes

Our Malaysian subsidiary has been granted a tax holiday for a period of 16.5 years, which was originally scheduled to commence on January 1, 2009. The tax holiday which generally provides for a 100% exemption from Malaysian income tax is conditional upon our continued compliance in meeting certain employment and investment thresholds. On January 9, 2009, we received formal approval granting our request to pull forward this previously approved tax holiday by one year; the result of which was an $11.5 million reduction in the amount of income taxes previously accrued for the year ended December 27, 2008.  As a result, we recognized an income tax benefit of $11.5 million during the three months ended March 28, 2009.

We recorded tax provisions of $20.7 million and $25.9 million for the three and six months ended June 27, 2009, respectively. Our effective tax rates were 10.3% and 7.0% for the three and six months ended June 27, 2009, respectively. Without the $11.5 million tax benefit discussed above our effective tax rate would have been 10.1% for the six months ended June 27, 2009. Without the beneficial impact of the Malaysian tax holiday on 2009 operations our effective tax rate would have been 26% for the six months ended June 27, 2009. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate primarily due to the benefit associated with foreign income taxed at lower rates and the beneficial impact of the Malaysian tax holiday.

Note 17. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including employee stock options and restricted stock units.

The calculation of basic and diluted net income per share for the three and six months ended June 27, 2009 and June 28, 2008 was as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Basic net income per share
Numerator:
Net income	$180,579	$69,671	$345,174	$116,290
Denominator:
Weighted-average common stock outstanding	83,723	79,877	82,704	79,468
Diluted net income per share
Denominator:
Weighted-average common stock outstanding	83,723	79,877	82,704	79,468
Effect of stock options , restricted stock units outstanding and contingent issuable shares	1,945	2,127	1,436	2,338
Weighted-average shares used in computing diluted net income per share	85,668	82,004	84,140	81,806

The following number of outstanding employee stock options and restricted stock units were excluded from the computation of diluted net income per share for the three and six months ended June 27, 2009 and June 28, 2008 as they would have had an antidilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Restricted stock units and options to purchase common stock	158	101	210	116

Note 18. Accumulated Other Comprehensive Income (Loss)

Comprehensive income, which includes foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges and unrealized gains and losses on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net income	$180,579	$69,671	$345,174	$116,290
Foreign currency translation adjustments	18,899	1	5,013	9,443
Change in unrealized gain (loss) on marketable securities, net of tax of $(16) and $(75) for the three and six months ended June 27, 2009, respectively	268	(303)	371	(15)
Change in unrealized gain (loss) on derivative instruments, net of tax of $(615) and $(65) for the three and six months ended June 27, 2009, respectively	(49,732)	3,441	(26,082)	(19,857)
Comprehensive income	$150,014	$72,810	$324,476	$105,861

Components of accumulated other comprehensive loss were as follows (in thousands):

	June 27, 2009	December 27, 2008
Foreign currency translation adjustments	$(2,812)	$(7,825)
Unrealized gain on marketable securities, net of tax expense of $219 for 2009 and $144 for 2008	633	262
Unrealized gain (loss) on derivative instruments, net of tax benefit of $0 for 2009 and $65 for 2008	(42,940)	(16,858)
Accumulated other comprehensive loss	$(45,119)	$(24,421)

Note 19. Statement of Cash Flows

The following table presents a reconciliation of net income to net cash provided by operating activities for the six months ended June 27, 2009 and June 28, 2008 (in thousands):

	Six Months Ended
	June 27, 2009	June 28, 2008
Net income	$345,174	$116,290
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	56,113	21,869
Impairment of intangible assets	—	1,334
Share-based compensation	32,941	26,316
Remeasurement of debt	280	—
Deferred income taxes	(12,098)	(6,113)
Excess tax benefits from share-based compensation arrangements	(15,351)	(13,953)
Loss on disposal of property and equipment	4,426	133
Provision for doubtful accounts receivable	6,990	465
Provision for inventory reserve	2,432	483
Gain on sales of investments, net	(7)	(280)
Changes in operating assets and liabilities:
Accounts receivable	(278,451)	(34,753)
Inventories	(48,385)	(65,827)
Deferred project costs	(667)	1,235
Prepaid expenses and other current assets	14,194	(4,802)
Costs and estimated earnings in excess of billings	183	6
Other noncurrent assets	(1,773)	(3,340)
Billings in excess of costs and estimated earnings	(1,186)	(969)
Accounts payable and accrued expenses	(18,535)	84,396
Total adjustments	(258,894)	6,200
Net cash provided by operating activities	$86,280	$122,490

Note 20. Segment Reporting

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

The components segment, which is our principal business, involves the design, manufacture and sale of solar modules, which convert sunlight to electricity. We sell our solar modules to sixteen principal customers, with which we have long term supply contracts. These customers include project developers, system integrators and operators of renewable energy projects.

In addition, our systems segment consists of our solar power systems business, which includes solar power project development, and deployment of our solar modules and balance of system components that we procure from third parties. We sell solar power systems directly to system owners. These sales may also include fully or partially developed land for building solar power systems using our technology, engineering, procurement of permits and equipment, construction management and monitoring and maintenance. We do not recognize revenue from intercompany sales by our components segments to our systems segment. Instead, the sale of our solar panels manufactured by the components segment and used for construction projects are included in “net sales” of our solar power systems and project development business. Our systems segment does not currently meet the quantitative criteria for disclosure as a separate reporting segment, and therefore, we classify it in the “Other” category in the following tables.

Financial information about our segments was as follows (in thousands):

	Three Months Ended			Three Months Ended
	June 27, 2009			June 28, 2008
	Components	Other	Total	Components	Other	Total
Net sales	$520,466	$5,410	$525,876	$265,101	$1,940	$267,041
Income (loss) before income taxes	$208,174	$(6,876)	$201,298	$98,890	$(5,034)	$93,856
Goodwill	$259,722	$35,240	$294,962	$—	$33,829	$33,829
Assets	$2,743,609	$166,570	$2,910,179	$1,626,614	$48,516	$1,675,130

	Six Months Ended			Six Months Ended
	June 27, 2009			June 28, 2008
	Components	Other	Total	Components	Other	Total
Net sales	$933,528	$10,556	$944,084	$458,963	$4,993	$463,956
Income (loss) before income taxes	$381,298	$(10,268)	$371,030	$167,006	$(7,941)	$159,065
Goodwill	$259,722	$35,240	$294,962	$—	$33,829	$33,829
Assets	$2,743,609	$166,570	$2,910,179	$1,626,614	$48,516	$1,675,130

Note 21. Subsequent Events

We have evaluated subsequent events through July 31, 2009, the date that these financial statements were issued.

In June 2009, we received final approval from the Ohio Bureau of Workers’ Compensation (BWC) to be self insured for workers compensation effective July 1, 2009. We do not expect this to have a material impact on our financial position, results of operations or cash flows.

On June 30, 2009, we repaid the outstanding principal balance of $48.6 million on the term loan from a consortium of banks led by IKB Deutsche Industriebank AG for construction and start-up of our German plant and concurrently terminated this facility. In accordance with the credit facility agreement, we also terminated the interest rate swap contract associated with this facility on June 26, 2009. The termination of this interest rate swap contract settled on June 30, 2009. See also Notes 13 and 9 to our condensed consolidated financial statements for more information about these transactions.

On June 30, 2009, the VAT facility agreement described in Note 12 to our condensed consolidated financial statements was increased to €15.0 million ($21.2 million at the balance sheet close rate on June 27, 2009 of $1.41/€1.00). This increase is only temporary, and the amounts available under the facility will revert to their original amounts on August 31, 2009.

On July 23, 2009, we issued a press release announcing an agreement with EDF Energies Nouvelles to build a solar panel manufacturing plant in France, which will produce solar panels made with First Solar’s advanced, thin-film photovoltaic technology.  This venture is subject to satisfaction of a number of conditions, including determination of the plant site location in France and agreement with French government authorities on the incentive package for the investment. The parties expect all conditions to be satisfied by the end of 2009; however, each party has the right to terminate the relationship prior to December 31, 2009 for any reason, including non-satisfaction of the conditions precedent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict” and “continue,” the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in the section entitled “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. You should carefully consider the risks and uncertainties described under this section.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “First Solar” refer to First Solar, Inc. and its subsidiaries.

Overview

We design and manufacture solar modules using a proprietary thin film semiconductor technology that has allowed us to reduce our average solar module manufacturing costs to among the lowest in the world. Each solar module uses a thin layer of cadmium telluride semiconductor material to convert sunlight into electricity. We manufacture our solar modules on high-throughput production lines and we perform all manufacturing steps ourselves in an automated, proprietary, continuous process, which eliminates the multiple supply chain operators and expensive and time consuming batch processing steps that are used to produce a crystalline silicon solar module. In 2008 and during the six months ended June 27, 2009, we sold most of our solar modules to solar project developers and system integrators headquartered in Germany, France, Spain and Italy.

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

On April 3, 2009 we completed the acquisition of the project development business of OptiSolar Inc. and acquired a multi-gigawatt project pipeline. Each project reflects a specific solar power project by location at varying stages of development. We have integrated the acquired project development business into our solar power systems business.

Through our solar power systems and project development business, we provide a complete solar power system solution, which includes solar power project development, deployment of our modules and balance of system components that we procure from third parties. We sell solar power systems directly to system owners. These sales may also include components, such as fully or partially developed land for building solar power systems using our technology, engineering, procurement of permits and equipment, construction management, and monitoring and maintenance.

Market Overview

The solar industry has moved from a supply driven to a demand driven environment, with increasing competitive pressure as the photovoltaic industry’s total manufacturing capacity to produce solar modules exceeds current demand for those products. Our customers face significant challenges under current economic conditions. Based on conversations with our customers and other industry participants, we believe these challenges include extended cash realization cycles, weakened balance sheets, constrained working capital, a volatile pricing environment leading to deferred project equity investments, constrained project finance outside of Germany, and capital preservation within U.S. utilities. Our net sales could be adversely impacted if legislation reduces the current subsidy programs in Europe, North America or Asia or if interest rates increase or financing is no longer available, all of which could impact our end-users’ ability to either meet their target return on investment or finance their projects. In addition, subsidies for our customers, particularly in Germany, are declining at a rate that is greater than the annual contractual price decline we extend under the long term supply contracts with our customers (the “Long Term Supply Contracts”). As result, we may be less competitive and not meet our customers internal rate of return (IRR) requirements or the profit margin of our customers might decline, which could lower demand for our solar modules.

During the three months ended June 27, 2009, industry-wide installations, and German installations in particular, have generally remained slow, and industry-wide solar module inventories have generally increased, due to a combination of project and channel competition with aggressive crystalline silicon module pricing, deferred project equity investment based on anticipation of further reductions, project debt constraints or delays, and construction financing delays.  To the extent these conditions continue or worsen, our results of operations could be adversely affected by declines in the selling prices of our modules, decreases in sales volumes of our modules and/or increases in our solar module inventories.

We face intense competition from manufacturers of crystalline silicon solar modules as well as other types of solar modules and photovoltaic systems. Solar module manufacturers compete with one another in several product performance attributes, including module cost-per-watt and levelized cost of electricity, meaning the net present value of total life cycle costs of the solar power project divided by the quantity of energy produced over the system life. We are one of the lowest cost module manufacturers in the solar industry, as evidenced by the further reduction in our average manufacturing cost per watt from $0.98 in the three months ended December 27, 2008 to $0.93 and $0.87 in the three months ended March 28, 2009 and June 27, 2009, respectively. This cost advantage is reflected in the price at which we sell our modules or fully integrated systems and enables our systems to compete favorably on the levelized cost of electricity generated by our systems. Our cost competitiveness is based on our proprietary technology, which provides lower cost from a continuous highly automated industrial manufacturing process, our scale and our operational excellence. In addition, our modules use approximately 1% of the amount of semiconductor material that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules. The current spot market price of polysilicon of approximately between $55 and $65 per kilogram (Kg) is at a level that enables us to remain one of the lowest cost module manufacturers in the solar industry. However, the timing and rate of decrease in the cost of silicon feedstock could lead to pricing pressure for solar modules. Although we are not a crystalline silicon module manufacturer, we estimate based on industry research and public disclosures of our competitors, that a $10 per Kg increase or decrease in the price of polysilicon could increase or decrease, respectively, our competitors’ manufacturing cost per watt by approximately $0.07 to $0.08. Given the lower conversion efficiency of our modules compared to crystalline silicon modules, there are higher balance-of-system costs associated with systems using our modules. Thus, to compete effectively on the basis of levelized cost of electricity our modules need to maintain a certain cost advantage per watt compared to crystalline silicon based modules. Our cost reduction roadmap anticipates manufacturing cost per watt reductions for our product of 10% per year. During the twelve months ended December 27, 2008 we reduced our manufacturing cost per watt by 12% from our cost per watt in the fourth quarter of fiscal 2007. In the first six months of 2009, we further reduced our manufacturing cost per watt by 11% from our cost per watt in the fourth quarter of fiscal 2008.

While our modules currently enjoy competitive advantages in these product performance attributes, there can be no guarantee that these advantages will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in margin compression, a decline in average selling prices of our solar modules, an erosion in our market share for modules, decrease in the rate of revenue growth and/or a decline in overall revenues. We are taking several actions to mitigate the potential impact resulting from competitive pressures, including adjusting our pricing policies as necessary in core markets to drive module sales through increasing the pace of installations, continuously making progress along our cost reduction roadmap and focusing our research and development on increasing the conversion efficiency of our solar modules. In addition, we continue to expand our solar power systems and project development business, including through the recent acquisition of the project development business of OptiSolar Inc. Through that business we sell solar power systems, which include our solar modules, directly to systems owners and provide comprehensive utility-scale photovoltaic systems solutions that significantly reduce solar electricity costs. Thus, our solar power systems and project development business allows us to play a much more active role than our competitors in managing the demand for, and manufacturing throughput of, our solar modules. Finally, we have formed and continue to develop deep partner relationships with our customers and continue to develop our range of offerings, including engineering, procurement and construction (EPC) capabilities and monitoring and maintenance services, in order to enhance the competitiveness of systems using our solar modules.

Net Sales

Currently, the majority of our net sales is generated from the sale of solar modules. We price and sell our solar modules per watt of power. As a result, our net sales can fluctuate based on our output of sellable watts or price. We currently sell almost all of our solar modules to solar power system project developers, system integrators and operators headquartered in Germany, France, Spain and Italy, which either resell our solar modules to end-users or integrate them into power plants that they own or operate or sell.

Our sales prices under the Long Term Supply Contracts are denominated in euro, exposing us to risks from currency exchange rate fluctuations. During the six months ended June 27, 2009, 93.8% of our sales were denominated in euro and subject to fluctuation in the exchange rate between the euro and U.S. dollar.

As of June 27, 2009, we had long-term contracts with fifteen European solar power system project developers and system integrators. We also entered into a five-year agreement with a solar power system project developer and system integrator in the United States, which is a related party. These contracts account for a significant portion of our planned production over the period from 2009 through 2013, and therefore, will significantly affect our overall financial performance.

During the three months ended March 28, 2009, we amended our Long Term Supply Contracts with certain customers to accelerate the decline in the sales price per watt under such contracts in 2009 and 2010 in exchange for increases in the volume of solar modules to be delivered under the contracts. We also extended the payment terms for certain customers under these contracts from net 10 days to net 45 days.

         Subsequent to June 27, 2009, in light of current market conditions, we began to develop plans for a new rebate program intended to address price constraints for customers installing modules in Germany. As part of this program, we intend to adjust our pricing policies as necessary to drive increased installations by our customers in our core (free field and commercial rooftop) markets in Germany. In structuring the rebate program, we expect to apply a discount to a best in class crystalline module benchmark price calculated by us. We expect to review the rebate periodically and adjust it upward or downward as appropriate. The rebate program will specify certain actions required to be taken by customers in order to utilize the rebates. Given that current market conditions could be temporary, we have limited the scope and duration of the rebate program and could relax or eliminate it if market conditions abate. Our Long Term Supply Contracts remain in effect and are not otherwise affected. As a result of this rebate program, we anticipate an impact on net sales for the remainder of fiscal 2009 in the range of approximately $40 million to $60 million (€30 million to €45 million at an assumed exchange rate of $1.26/€1.0). Such amount may vary depending on the extent to which these rebates are utilized by our customers, the benchmark levels, the exact duration of the program, foreign currency fluctuations and other factors. If competitive pressures, module oversupply or other market conditions continue, we may elect to enhance or broaden the rebate program further or take other actions that reduce module prices further. Any such price reductions will be limited to the levels and time periods necessary to achieve our installation objectives.

With our acquisition of Turner Renewable Energy, LLC on November 30, 2007, we began accounting for a portion of our revenues using the percentage-of-completion method of accounting. Net sales for our solar power systems and project development business for the three and six months ended June 27, 2009 and June 28, 2008 were $5.4 million and $10.6 million, and $1.9 million and $5.0 million, respectively, and were not material to our consolidated results of operations.

On April 3, 2009, we completed the acquisition of the solar power project development business of OptiSolar Inc. and have integrated this business into our solar power systems business. For a given solar power project, we will recognize revenue for our solar power systems business after execution of an EPC agreement with a third party, specifying the terms and conditions of the construction of the solar power plant, applying the percentage-of-completion method of accounting or upon the sale of the complete system solution. We did not recognize any revenues from this business during the three months ended June 27, 2009. The income statement effect of OptiSolar in our consolidated statement of operations between the acquisition date and June 27, 2009 was immaterial.

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

We implemented a program in 2005 to collect and recycle our solar modules after their use. Under our collection and recycling program, we enter into an agreement with the end-users of the solar power systems that use our solar modules. In the agreement, we commit, at our expense, to remove the solar modules from the installation site at the end of their life and transport them to a processing center where the solar module materials and components will be either refurbished and resold as used panels or recycled to recover some of the raw materials. In return, the owner agrees not to dispose of the solar modules except through our end-of-life collection and recycling program or any other program that we might approve of and is responsible for disassembling the solar modules and packaging them in containers that we provide. At the time we sell a solar module, we record an expense in cost of sales equal to the fair value of the estimated future end-of-life collection and recycling obligation. We subsequently record accretion expense on this future obligation, which we classify within selling, general and administrative expense.

Overall, we expect our cost of sales per watt to decrease over the next several years due to an increase of sellable watts per solar module, an increase in unit output per line, geographic diversification into lower-cost manufacturing regions and more efficient absorption of fixed costs driven by economies of scale.

Deferred project costs represent uninstalled materials that we have procured for customer projects. We recognize these costs as deferred assets until we install the materials. Deferred project costs at June 27, 2009 and December 27, 2008 were $1.4 million and $0.7 million, respectively.

Gross profit

Gross profit is affected by numerous factors, including our average selling prices, foreign exchange rates, our manufacturing costs and the effective utilization of our production facilities. For example, our Long Term Supply Contracts specify a sales price per watt that declines at 6.5% annually. Other factors impacting gross profits are the ramp of production on new plants due to a reduced ability to absorb fixed costs until full production volumes are reached, the mix of net sales generated by our module and project business coupled with a geographic factor. Gross profit margin is affected by our solar power systems segment, which generally operates at a lower gross profit margin, due to the pass-through nature of certain balance of system components procured from third parties.

Research and development

Research and development expense consists primarily of salaries and personnel-related costs and the cost of products, materials and outside services used in our process and product research and development activities. We acquire equipment for general use in further process developments and record the depreciation of this equipment as research and development expense.

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

Production start-up

Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. We incurred production start-up expense of $32.5 million during the year ended December 27, 2008 in connection with the planning and preparation of our plants at the Malaysian manufacturing center. Production start-up expense for the six months ended June 27, 2009 was $8.7 million and related to plant four of our Malaysian manufacturing center and our Ohio plant expansion. In general, we expect production start-up expense per production line to be higher when we build an entirely new manufacturing facility compared with the addition of new production lines at an existing manufacturing facility, primarily due to the additional infrastructure investment required when building an entirely new facility. Over time, we expect production start-up expense to decline as a percentage of net sales and on a cost per watt basis as a result of economies of scale.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities and restricted cash and investments.

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

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.3%	45.8%	43.5%	46.3%
Gross profit	56.7%	54.2%	56.5%	53.7%
Research and development	3.5%	2.9%	3.2%	2.7%
Selling, general and administrative	13.9%	16.3%	12.9%	15.6%
Production start-up	0.5%	1.7%	0.9%	3.7%
Operating income	38.8%	33.2%	39.5%	31.7%
Foreign currency gain (loss)	0.0%	0.2%	0.2%	0.3%
Interest income	0.4%	1.8%	0.4%	2.5%
Interest expense, net	(0.7)%	0.0%	(0.5)%	0.0%
Other expense, net	(0.2)%	(0.2)%	(0.3)%	(0.2)%
Income tax expense	3.9%	9.1%	2.7%	9.2%
Net income	34.4%	26.1%	36.6%	25.1%

Three Months Ended June 27, 2009 and June 28, 2008

Net sales

	Three Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Three Month Period Change
Net sales	$525,876	$267,041	$258,835	97%

The increase in our net sales was primarily due to a 144% increase in the MW volume of solar modules sold during the three months ended June 27, 2009 compared with the three months ended June 28, 2008. The increase in MW volume of solar modules sold is attributable to the full production ramp of the first three plants at our Malaysian manufacturing center, commencement of product shipments at the fourth plant of our Malaysian manufacturing center and continued improvements to our manufacturing process. In addition, we increased the average number of sellable watts per solar module by approximately 3% during the three months ended June 27, 2009 compared with the three months ended June 28, 2008. Our average selling price decreased by approximately 21% during the three months ended June 27, 2009 compared with the three months ended June 28, 2008, with approximately 6% attributable to a contractual reduction in the average selling price under our Long Term Supply Contracts, a 4% reduction due to additional pricing amendments made to our Long Term Supply Contracts with certain customers that went into effect during the first half of 2009, and a 2% decline due to a shift in customer mix. In addition, our average selling price was adversely impacted by 9% due to a decrease in the foreign exchange rate between the U.S. dollar and the euro. During the three months ended June 27, 2009 and June 28, 2008, 70.8% and 83.8%, respectively, of our net sales resulted from sales of solar modules to customers headquartered in Germany.

Cost of sales

	Three Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Three Month Period Change
Cost of sales	$227,780	$122,341	$105,439	86%
% of net sales	43.3%	45.8%

The increase in our cost of sales was due to higher production and sales volumes, which resulted from the commencement of production at all of our four plants at our Malaysian manufacturing center. This increase in production and sales volume had the following effects: $65.0 million increase in direct material expense, $8.7 million increase in warranty expense and accruals for the costs of the end of life collection and recycling of our solar modules, $4.6 million increase in sales freight and other costs, and $27.1 million increase in manufacturing overhead costs. The increase in manufacturing overhead costs was due to a $7.3 million increase in salaries and personnel related expenses, including a $1.4 million increase in share-based compensation expense, due to increased headcount and additional share-based compensation awards, an $8.7 million increase in facility and related expenses and an $11.1 million increase in depreciation expense; in each case, primarily resulting from increased infrastructure associated with the build out of our Malaysian manufacturing center. Our average manufacturing cost per watt declined by $0.31 per watt, or 26%, from $1.18 in the three months ended June 28, 2008 to $0.87 in the three months ended June 27, 2009 and included $0.01 of non-cash stock based compensation.

Gross profit

	Three Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Three Month Period Change
Gross profit	$298,096	$144,700	$153,396	106%
% of net sales	56.7%	54.2%

As a percentage of sales, gross profit increased 2.5 percentage points in the three months ended June 27, 2009 compared with the three months ended June 28, 2008. During the three months ended June 27, 2009, increased leverage of our fixed cost infrastructure, continued variable cost reductions and scalability associated with our Malaysian expansions drove a 144% increase in the number of megawatts sold and contributed approximately 10.5% to our gross profit, which was partially offset by a 5.5% decline due to the decrease in our average selling price, compared with the three months ended June 28, 2008.  Additionally, a decrease in the exchange rate between the U.S. dollar and the euro adversely impacted our gross profit by 2.5%. We expect that gross profit will be impacted in future periods by the volatility of the exchange rate between the U.S. dollar and the euro.

Research and development

	Three Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Three Month Period Change
Research and development	$18,605	$7,725	$10,880	141%
% of net sales	3.5%	2.9%

The increase in our research and development expense was due to a $4.2 million increase in personnel related expense, including a $0.6 million increase in share-based compensation expense, due to increased headcount devoted to working on various projects intended to increase the efficiency of our solar modules at converting sunlight into electricity. In addition, testing and qualification material costs increased by $4.6 million, consulting and other expenses increased by $1.7 million and grants received decreased by $0.4 million during the three months ended June 27, 2009 compared with the three months ended June 28, 2008.

Selling, general and administrative

	Three Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Three Month Period Change
Selling, general and administrative	$72,926	$43,626	$29,300	67%
% of net sales	13.9%	16.3%

The increase in selling, general and administrative expense was primarily due to a $13.5 million increase in salaries and personnel-related expenses and included a $1.6 million increase in share-based compensation. In addition, legal and professional service fees increased by $3.0 million, and other expenses increased by $5.8 million during the three months ended June 27, 2009 compared with the three months ended June 28, 2008. Selling, general and administrative expense for the three months ended June 27, 2009 includes $3.7 million of costs related to the acquisition, integration and operation of the solar power project development business of OptiSolar, which we acquired on April 3, 2009, and $9.1 million of non-recurring expenses. Non-recurring expenses include a $7.0 million allowance due to recent developments concerning the collectability of the outstanding accounts receivable from a specific customer and $2.1 million of other one-time expenses.

Production start-up

	Three Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Three Month Period Change
Production start-up	$2,524	$4,622	$(2,098)	(45)%
% of net sales	0.5%	1.7%

During the three months ended June 27, 2009, we incurred $2.5 million of production start-up expenses for our Malaysian and Perrysburg manufacturing expansion, including legal, regulatory and personnel costs, compared with $4.6 million of production start-up expenses for our Malaysian manufacturing expansion during the three months ended June 28, 2008. Production start-up expenses are comprised of the cost of labor and material and depreciation expense to run and qualify the production lines, related facility expenses, management of our replication process and legal and regulatory costs.

Foreign currency gain

	Three Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Three Month Period Change
Foreign currency gain	$239	$647	$(408)	(63)%

Foreign exchange gain decreased by $0.4 million during the three months ended June 27, 2009 compared with the three months ended June 28, 2008 due to a decrease in our net foreign currency denominated assets and liabilities.

Interest income

	Three Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Three Month Period Change
Interest income	$1,948	$4,923	$(2,975)	(60)%

Interest income decreased by $3.0 million during the three months ended June 27, 2009 compared with the three months ended June 28, 2008 as a result of a substantial decline in interest rates.

Interest expense, net

	Three Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Three Month Period Change
Interest expense, net	$3,827	$—	$3,827	N.M.

Interest expense, net of amounts capitalized, increased by $3.8 million during the three months ended June 27, 2009 compared with the three months ended June 28, 2008, primarily as a result of lower amounts of interest expense capitalized during the three months ended June 27, 2009 as we completed the construction of our Malaysian manufacturing center. In addition, interest expense, net contains an expense of $2.4 million related to the termination of the interest rate swap for our German debt facility. We fully repaid this facility in full on June 30, 2009.

Other expense, net

	Three Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Three Month Period Change
Other expense, net	$1,103	$441	$662	150%

Other expense, net, increased by $0.7 million during the three months ended June 27, 2009 compared with the three months ended June 28, 2008, due to losses associated with our credit default swaps, as described further in “Item 3. Qualitative and Quantitative Disclosures About Market Risk – Credit Risk.”

Income tax expense

	Three Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Three Month Period Change
Income tax expense	$20,719	$24,185	$(3,466)	(14)%
Effective tax rate (%)	10.3%	25.8%

Income tax expense decreased by $3.5 million during the three months ended June 27, 2009 compared with the three months ended June 28, 2008, primarily due to the tax benefit that relates to the Malaysian tax holiday granted to our Malaysian subsidiary, offset by an increase in pre-tax income of $107.4 million. See also Note 16 to our condensed consolidated financial statements for more information.

Six Months Ended June 27, 2009 and June 28, 2008

Net sales

	Six Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Six Month Period Change
Net sales	$944,084	$463,956	$480,128	103%

The increase in our net sales was primarily due to a 143% increase in the MW volume of solar modules sold during the six months ended June 27, 2009 compared with the six months ended June 28, 2008. The increase in MW volume of solar modules sold is attributable to the full production ramp of the first three plants at our Malaysian manufacturing center, commencement of product shipments at the fourth plant of our Malaysian manufacturing center and continued improvements to our manufacturing process. In addition, we increased the average number of sellable watts per solar module by approximately 3% during the six months ended June 27, 2009 compared with the six months ended June 28, 2008. Our average selling price decreased by approximately 18% during the six months ended June 27, 2009 compared with the six months ended June 28, 2008 with approximately 6% attributable to a contractual reduction in the average selling price under our Long Term Supply Contracts, a 4% reduction due to additional pricing amendments made to our Long Term Supply Contracts with certain customers that went into effect during the first half of 2009, and a 1% decline due to a shift in customer mix. In addition, our average selling price was adversely impacted by 7% due to a decrease in the foreign exchange rate between the U.S. dollar and the euro. During the six months ended June 27, 2009 and June 28, 2008, 66.8% and 85.0%, respectively, of our net sales resulted from sales of solar modules to customers headquartered in Germany.

Cost of sales

	Six Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Six Month Period Change
Cost of sales	$410,704	$214,932	$195,772	91%
% of net sales	43.5%	46.3%

The increase in our cost of sales was due to higher production and sales volumes, which resulted from the commencement of production at all of our four plants at our Malaysian manufacturing center. This increase in production and sales volume had the following effects: $117.4 million increase in direct material expense, $16.1 million increase in warranty expense and accruals for the costs of the end of life collection and recycling of our solar modules, $6.8 million increase in sales freight and other costs, and $55.5 million increase in manufacturing overhead costs. The increase in manufacturing overhead costs was due to a $14.5 million increase in salaries and personnel related expenses, including a $2.5 million increase in share-based compensation expense, a $18.2 million increase in facility and related expenses and a $22.8 million increase in depreciation expense, in each case primarily resulting from increased infrastructure associated with the build out of our Malaysian manufacturing center. Our average manufacturing cost per watt declined by $0.27 per watt, or 23%, from $1.17 in the six months ended June 28, 2008 to $0.89 in the six months ended June 27, 2009 and included $0.01 of ramp penalty associated with the ramp and qualification of our Malaysian manufacturing center and $0.01 of non-cash stock based compensation.

Gross profit

	Six Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Six Month Period Change
Gross profit	$533,380	$249,024	$284,356	114%
% of net sales	56.5%	53.7%

As a percentage of sales, gross profit increased 2.8 percentage points in the six months ended June 27, 2009 compared with the six months ended June 28, 2008. During the six months ended June 27, 2009, increased leverage of our fixed cost infrastructure, continued variable cost reductions and scalability associated with our Malaysian expansions drove a 143% increase in the number of megawatts sold and contributed approximately 8.2% to our gross profit. The decrease in our average selling prices and a decline in the exchange rate between the U.S. dollar and the euro adversely impacted our gross profit by 3.6% and 1.8%, respectively. We expect that gross profit will be impacted in future periods by the volatility of the exchange rate between the U.S. dollar and the euro.

Research and development

	Six Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Six Month Period Change
Research and development	$30,309	$12,485	$17,824	143%
% of net sales	3.2%	2.7%

The increase in our research and development expense was due to a $7.7 million increase in personnel related expense, including a $1.5 million increase in share-based compensation expense, due to increased headcount devoted to working on various projects intended to increase the efficiency of our solar modules at converting sunlight into electricity. In addition, testing and qualification material costs increased by $6.6 million, consulting and other expenses increased by $2.8 million and grants received decreased by $0.7 million during the six months ended June 27, 2009, compared with the six months ended June 28, 2008. Throughout the fiscal period, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity.

Selling, general and administrative

	Six Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Six Month Period Change
Selling, general and administrative	$122,241	$72,297	$49,944	69%
% of net sales	12.9%	15.6%

The increase in selling, general and administrative expense was due to a $25.6 million increase in salaries and personnel-related expenses and included a $4.1 million increase in share-based compensation. In addition, legal and professional service fees increased by $8.4 million, and other expenses increased by $9.0 million during the six months ended June 27, 2009 compared with the six months ended June 28, 2008. Selling, general and administrative expense for the six months ended June 27, 2009 includes $5.5 million of costs related to the acquisition, integration and operation of the solar power project development business of OptiSolar, which we acquired on April 3, 2009, and $9.1 million of non-recurring expenses. Non-recurring expenses include a $7.0 million allowance due to recent developments concerning the collectability of the outstanding accounts receivable from a specific customer and $2.1 million of other one-time expenses.

Production start-up

	Six Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Six Month Period Change
Production start-up	$8,733	$17,383	$(8,650)	(50)%
% of net sales	0.9%	3.7%

During the six months ended June 27, 2009, we incurred $8.7 million of production start-up expenses for our Malaysian and Perrysburg manufacturing expansions, including legal, regulatory and personnel costs, compared with $17.4 million of production start-up expenses for our Malaysian manufacturing expansion during the six months ended June 28, 2008. Production start-up expenses are comprised of the cost of labor and material and depreciation expense to run and qualify the production lines, related facility expenses, management of our replication process and legal and regulatory costs.

Foreign currency gain

	Six Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Six Month Period Change
Foreign currency gain	$2,073	$1,421	$652	46%

Foreign exchange gain increased by $0.7 million during the six months ended June 27, 2009 compared with the six months ended June 28, 2008 due to the high volatility of the U.S. dollar relative to other currencies, in particular the euro.

Interest income

	Six Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Six Month Period Change
Interest income	$4,051	$11,608	$(7,557)	(65)%

Interest income decreased by $7.6 million during the six months ended June 27, 2009 compared with the six months ended June 28, 2008 as a result of a substantial decline in interest rates.

Interest expense, net

	Six Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Six Month Period Change
Interest expense, net	$4,762	$4	$4,758	N.M.

Interest expense, net of amounts capitalized, increased by $4.8 million during the six months ended June 27, 2009 compared with the six months ended June 28, 2008, primarily as a result of lower amounts of interest expense capitalized during six months ended June 27, 2009 due as we completed the construction of our Malaysian manufacturing center. In addition, interest expense, net contains an expense of $2.4 million related to the termination of the interest rate swap for our German debt facility. We fully repaid this facility on June 30, 2009.

Other expense

	Six Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Six Month Period Change
Other expense	$2,429	$819	$1,610	197%

Other expense, net, increased by $1.6 million during the six months ended June 27, 2009 compared with the six months ended June 28, 2008, due to losses associated with our credit default swaps, as described further in “Item 3. Qualitative and Quantitative Disclosures About Market Risk – Credit Risk.”

Income tax expense

	Six Months Ended
(Dollars in thousands)	June 27, 2009	June 28, 2008	Six Month Period Change
Income tax expense	$25,856	$42,775	$(16,919)	(40)%
Effective tax rate (%)	7.0%	26.9%

Income tax expense decreased by $16.9 million during the six months ended June 27, 2009 compared with the six months ended June 28, 2008, primarily due to the tax benefit that relates to the Malaysian tax holiday granted to our Malaysian subsidiary, offset by an increase in pre-tax income of $212.0 million. See also Note 16 to our condensed consolidated financial statements for more information.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 27, 2008 filed with the Securities and Exchange Commission. Our critical accounting policies reflect the adoption of Statement of Financial Accounting Standards No. (SFAS) 141 (revised 2007), Business Combinations, in the second quarter of fiscal 2009.

Recent Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

At June 27, 2009, we had $728.1 million in cash, cash equivalents and marketable securities, compared with $821.8 million at December 27, 2008. We believe that our current cash, cash equivalents, marketable securities, cash flows from operating activities, and low interest debt financings for our Malaysian plants, as well as access to available debt and equity financings, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.

Our expanding project development business is expected to present increased liquidity requirements in the future. Our solar power project development cycles, which span the time between the identification of land and the commercial operation of a PV power plant project, vary substantially and can take multiple months or years to mature. As a result of these long project cycles, we may need to make significant upfront investments of resources in advance of the signing of power purchase agreements (PPAs) and EPC contracts and the receipt of any revenue. We have historically financed these upfront investments primarily using working capital and cash on hand. In the future, we may also engage in one or more debt or equity financings.

In the event we seek to access the debt or equity capital markets in the future, any such financings could result in increased expense to the Company or dilution to our existing stockholders. If we are unable to obtain debt or equity financing on reasonable terms due to dislocations in these markets or other factors, we may be unable to support our business plan.

The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions. As of June 27, 2009, our liquidity and investments have not been materially adversely impacted by the current credit environment and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.

Cash Flows

Operating Activities

Cash received from customers increased to $671.8 million during the six months ended June 27, 2009 compared with $429.2 million during the six months ended June 28, 2008 primarily due to an increase in net sales, offset by an increase in accounts receivable of $278.5 million. The increase in accounts receivable was primarily due to the amendment of certain of our customers’ Long Term Supply Contracts to extend their payment terms from net 10 days to net 45 days and due to additional volume shipped during the six months ended June 27, 2009. Our net sales increased from $464.0 million during the six months ended June 28, 2008 to $944.1 million during the six months ended June 27, 2009.

Cash paid to suppliers and associates increased to $503.2 million during the six months ended June 27, 2009 from $301.7 million during the six months ended June 28, 2008, mainly due to an increase in raw material and component purchases, an increase in personnel-related costs due to higher headcount and other costs supporting our growth. Inventory increased by $48.4 million during the six months ended June 27, 2009, of which $41.9 million relates to an increase in finished goods inventory, as a result of an announced restructuring and subsequent sale of one of our customers and by the requirement of our utility scale project in North America for the second half of 2009.

 We also had a net payment of $64.6 million relating to income taxes during the six months ended June 27, 2009, compared with a refund received of $0.6 million during the six months ended June 28, 2008.

Investing Activities

Cash used in investing activities was $421.2 million during the six months ended June 27, 2009 compared with $104.0 million during the six months ended June 28, 2008. Cash used in investing activities during the six months ended June 27, 2009 resulted primarily from capital expenditures of $146.0 million, the net purchase of marketable securities of $193.1 million, investments in notes receivable of $35.4 million and an increase in our restricted cash and investments of $42.4 million.

The increase in capital expenditures was primarily due to the construction of our new plants in Malaysia and the expansion of our plant in Perrysburg, Ohio. Further, we extended a loan in the amount of $35.4 million under an existing credit facility and revolving VAT facility agreement with a customer to provide financing of a photovoltaic facility and pre-finance the amounts of German value added tax (VAT) and other tax obligations. See Note 12 to our condensed consolidated financial statements for more information about these credit facilities. The increase in our restricted cash and investments is primarily due to the repayment our term loan with IKB Deutsche Industriebank AG subsequent to June 27, 2009. Based on the loan agreement, the amount to be repaid was transferred into a restricted account and was included in our restricted investments as of June 27, 2009.

On April 3, 2009, we completed the acquisition of the solar power project development business of OptiSolar. The total consideration consisted of 2,972,420 shares of our common stock, of which 355,096 shares represented a contingent consideration. The total purchase price based on the closing price of our common stock on April 3, 2009 of $134.38 per share was $399.4 million. See also Note 4 to our condensed consolidated financial statements.

Since 2005, we have pre-funded our estimated solar module collection and recycling costs through depository-type agreements with a financial services company. During the three months ended June 27, 2009, we terminated this agreement and commuted all the funds to a custodial account with a large bank as investment advisor, in the name of a trust, for which First Solar Inc., First Solar Malaysia Sdn. Bhd., and First Solar Manufacturing GmbH are grantors. At June 27, 2009, we had $33.7 million in this account, which we classified in our restricted investments on our balance sheet. Investments purchased in the amount of $33.7 million had not settled as of June 27, 2009. See Note 7 to our condensed consolidated financial statements for additional information.

Cash used in investing activities was $104.0 million in the six months ended June 28, 2008 primarily due to capital expenditures of $234.9 million related to the construction of our plants in Malaysia and an increase in our restricted investments of $14.9 million to fund our solar module collection and recycling program. Cash provided by investing activities during the six months ended June 28, 2008 resulted primarily from the net proceeds of marketable securities of $145.9 million.

Financing Activities

Cash provided by financing activities was $54.2 million during the six months ended June 27, 2009 compared with $75.6 million during the six months ended June 28, 2008. Cash provided by financing activities during the six months ended June 27, 2009 resulted primarily from proceeds from the issuance of debt, net of issuance costs, of $48.6 million related to the equipment export financing agreement for our Malaysian manufacturing center. These cash proceeds were partially offset by the repayment of long-term debt of $14.3 million. Proceeds from the issuance of common stock of $3.8 million during the six months ended June 27, 2009 were mainly due to proceeds received from the exercise of employee stock options. Excess tax benefits from share-based compensation arrangements during the six months ended June 27, 2009 were $15.4 million.

Cash provided by financing activities for the six months ended June 28, 2008 resulted primarily from an increase in investment incentives related to the construction of our plant in Frankfurt/Oder, Germany of $35.7 million and proceeds from the issuance of debt, net of issuance cost, of $49.4 million related to the equipment export facility agreement for our Malaysian manufacturing center. See Note 13 to our condensed consolidated financial statements for more information about these credit facilities. This increase was partially offset by the repayment of long-term debt of $30.6 million in the six months ended June 28, 2008.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 27, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our international operations accounted for 95.9% and 98.9% of our net sales in the six months ended June 27, 2009 and June 28, 2008, respectively, of which 93.8% and 100.0% of these sales were denominated in euro. As a result, we have exposure to foreign exchange risk with respect to almost all of our net sales. Fluctuations in exchange rates, particularly in the U.S. dollar to euro exchange rate, affect our gross and net profit margins and could result in foreign exchange and operating losses. In the past, most of our exposure to foreign exchange risk has related to currency gains and losses between the times we sign and settle our sales contracts. For example, our Long Term Supply Contracts obligate us to deliver solar modules at a fixed price in euros per watt and do not adjust for fluctuations in the U.S. dollar to euro exchange rate. For the six months ended June 27, 2009, a 10% change in the euro exchange rates would have impacted our net euro sales by $88.6 million. With the expansion of our manufacturing operations into Germany and Malaysia, many of our operating expenses for the plants in these countries are denominated in the local currency.

Our primary foreign currency exposures are transaction exposure, cash flow exposure and earnings translation exposure:

Transaction Exposure:  We have certain assets and liabilities, primarily receivables, investments, accounts payable and debt (including solar module collection and recycling liabilities and inter-company transactions) and debt that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, results of operations and cash flows. We may enter into foreign exchange forward contracts or other instruments to minimize the effect of short-term foreign currency fluctuations on these assets and liabilities. The gains and losses on the foreign exchange forward contracts offset all or part of the transaction gains and losses that we recognize in earnings on these assets and liabilities.

As of June 27, 2009, the total notional value of our foreign exchange forward contracts to purchase and sell euros with/for U.S. dollars was €124.6 million and €138.4 million, respectively ($175.7 million and $195.1 million, respectively, at the balance sheet close rate on June 27, 2009 of $1.41/€1.00); the total notional value of our foreign exchange forward contracts to sell U.S. dollars with/for euros was $9.8 million; the total notional value of our foreign exchange forward contracts to purchase and sell Malaysian ringgits with/for U.S. dollars was MYR 122.5 million and MYR 10.2 million, respectively ($34.3 million and $2.9 million, respectively at the balance sheet close rate on June 27, 2009 of $0.28/MYR1.00); and the total notional value of our foreign exchange forward contracts to sell Canadian dollars with/for U.S. dollars was CAD 14.6 million ($12.7 million at the balance sheet close rate on June 27, 2009 of $0.87/CAD1.00). As of June 27, 2009, the total unrealized loss of these contracts was $0.4 million. These contracts have maturities of less than two months.

If the U.S. dollar would have weakened by 10% against the euro, Malaysian ringgit and Canadian dollar, the adverse impact on our income before income taxes related to our foreign exchange contracts to purchase and sell euro, Malaysian ringgit and Canadian dollar would have been $2.6 million.

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

Most of our German plant’s operating expenses are denominated in euros, creating natural hedges against the currency risk in our net sales. In addition, we purchased forward contracts to hedge the exchange risk on forecasted cash flows denominated in euro. As of June 27, 2009, the total notional value of these forward contracts was €556.5 million ($784.7 million at the balance sheet close rate on June 27, 2009 of $1.41/€1.00).

Earnings Translation Exposure:  Fluctuations in foreign currency exchange rates create volatility in our reported results of operations because we are required to consolidate financial statements of our foreign currency denominated subsidiaries. We may decide to purchase forward exchange contracts or other instruments to offset this impact from currency fluctuations. These contracts would be marked-to-market on a monthly basis and any unrealized gain or loss would be recorded in interest and other income, net. We do not hedge translation exposure at this time, but may do so in the future.

In the past, currency exchange rate fluctuations have had an impact on our business and results of operations. For example, currency exchange rate fluctuations negatively impacted our cash flows by $6.3 million in the six months ended June 27, 2009 and positively impacted our cash flows by $12.9 million during the six months ended June 28, 2008. Although we cannot predict the impact of future currency exchange rate fluctuations on our business or results of operations, we believe that we have increased risk associated with currency exchange rate fluctuations in the future.

Interest Rate Risk

We are exposed to interest rate risk because many of our customers depend on debt and equity financing to purchase and install a solar power system. Although the useful life of a solar electricity generation system is considered to be approximately 25 years, end-users of our solar modules must pay the entire cost of the system at the time of installation. As a result, many of our customers rely on debt financing to fund their up-front capital expenditures. An increase in interest rates could make it difficult for our end-users to secure the financing necessary to purchase and install a system. This could lower demand for our solar modules and system development services and reduce our net sales. In addition, we believe that a significant percentage of our end-users install solar power systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause these end-users to seek alternative investments that promise higher returns.

During 2006, we entered into a credit facility with a consortium of banks for the financing of our German plant, which bore interest at Euribor plus 1.6%. We had interest rate swap contracts with a financial institution that effectively converted to fixed rates the variable rate of the Euro Interbank Offered Rate (Euribor) on  the term loan portion of this credit facility. These swap contracts were required under the credit facility agreement which we repaid and terminated on June 30, 2009. As per the credit facility agreement requirements, we also terminated these interest rate swap contracts on June 26, 2009 and consequently recognized interest expense of €1.7 million ($2.4 million at the balance sheet close rate on June 27, 2009 of $1.41/€1.00). The termination of the interest rate swap contracts settled on June 30, 2009.

During May 2008, we entered into an euro-denominated credit facility with IKB, Natixis, Natixis Labuan Branch and Ausfuhrkredit-Gesellschaft mbH. The loans under the fixed-rate credit facility bear interest on the outstanding unpaid principal balance at an annual rate of 4.54%. The loans under the floating-rate credit facility bear interest on the outstanding unpaid principal balance at Euribor plus a margin of 0.55%. On May 29, 2009, we entered into an interest rate swap contract with a notional value of  €57.3 million ($80.8 million at the balance sheet close rate on June 27, 2009 of $1.41/€1.00) to receive a six-month floating interest rate, the Euro Interbank Offered Rate (Euribor), and pay a fixed rate of 2.80%. This contract will become effective on September 30, 2009. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt as that debt is paid down.

In addition, we invest in debt securities, which exposes us to interest rate risk. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including money market mutual funds, government and non-government debt securities and certificates of deposit. As of June 27, 2009, our fixed-income investments earned a pretax yield of 1.2%, with a weighted average maturity of 7.2 months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the market value of our total investment portfolio could decrease (increase) by $2.3 million. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our financial position, results of operations or cash flows. As of June 27, 2009, all of our investments were in money market mutual funds, federal and foreign agency debt, supranational debt and corporate debt securities.

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

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, investments, trade accounts receivable, interest rate swap contracts and foreign exchange forward contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place cash, cash equivalents, investments, interest rate swap contracts and foreign exchange forward contracts with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions.

In addition, we had certain restricted investments that were exposed to credit risk. These consisted primarily of restricted investments, which were held by a financial services company to fund our estimated future product collection and recycling costs. In October 2008, we entered into two credit default swaps (CDS) with J.P. Morgan Chase NA, New York to protect this restricted investment from a significant pre-defined credit event related to the parent of the financial services company. Under a CDS, a third party assumes, for a fee, a portion of the credit risk related to an investment. The CDSs we entered into provided protection for losses in the event of a pre-defined credit event of the parent of the financial services company up to $25.0 million. Our CDSs expired on March 20, 2009 and June 20, 2009. At June 27, 2009, we had recorded losses related to fair value adjustments and fees on the CDSs of $1.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of June 27, 2009 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 27, 2009 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended June 27, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting during the fiscal quarter ended June 27, 2009.

We have excluded First Solar Development Inc. (the acquired OptiSolar solar power project development business) from our assessment of internal control over financial reporting as of June 27, 2009 because it was acquired by us in a purchase combination consummated on April 3, 2009. First Solar Development Inc. is a wholly owned subsidiary whose total assets and total revenues represent approximately 5% and 0%, respectively, of the related consolidated financial statement amounts as of and for the six month period ended June 27, 2009. We expect to fully integrate First Solar Development Inc. into our control environmet by the end of our current fiscal year 2009.

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

Many of our proposed PV plants are located on or require access through public lands administered by federal and state agencies pursuant to competitive public leasing and right-of-way procedures and processes. The authorization for the use, construction and operation of PV plants and associated transmission facilities on federal, state and private lands will also require the assessment and evaluation of mineral rights, private rights-of-way and other easements; environmental, agricultural, cultural, recreational and aesthetic impacts; and the likely mitigation of adverse impacts to these and other resources and uses. The inability to obtain the required permits and, potentially, excessive delay in obtaining such permits due, for example, to litigation, could prevent us from successfully constructing and operating PV plants and could result in a potential forfeiture of any deposit we have made with respect to a given project. Moreover, project approvals subject to project modifications and conditions, including mitigation requirements and costs, could affect the financial success of a given project.

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

Under generally accepted accounting principles in the United States of America, we review our amortizable intangible assets and investment in related party for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, a decline in projections of future cash flows and slower growth rates in our industry. Goodwill recorded in connection with the acquisition of Turner Renewable Energy, LLC in November 2007 and OptiSolar in April 2009 was $33.8 million and $261.1 million, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    Recent Sales of Unregistered Securities

         As previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2009, on April 3, 2009, we completed the acquisition of the solar power project development business (the “Project Business”) of OptiSolar Inc., a Delaware corporation (“OptiSolar”). Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of March 2, 2009 by and among First Solar, First Solar Acquisition Corp., a Delaware corporation (“Merger Sub”), OptiSolar and OptiSolar Holdings LLC, a Delaware limited liability company (“OptiSolar Holdings”), Merger Sub merged with and into OptiSolar, with OptiSolar surviving as a wholly-owned subsidiary of First Solar (the “Merger”). Pursuant to the Merger, all the outstanding shares of common stock of OptiSolar held by OptiSolar Holdings were exchanged for the Merger Shares. The Merger Shares consisted of 2,972,420 shares of First Solar common stock, par value $0.001 per share, including (i) 732,789 shares that have been issued and deposited with an escrow agent to support certain indemnification obligations of OptiSolar Holdings, and (ii) 355,096 shares that were issuable upon satisfaction of conditions relating to the satisfaction of certain then existing liabilities of OptiSolar (the “Holdback Shares”). The Merger Shares and certain Holdback Shares were issued, and any remaining Holdback Shares will be issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. First Solar has prepared and filed with the Securities and Exchange Commission a registration statement under the Securities Act covering the resale of 2,801,435 of the Merger Shares.

         As of June 27, 2009, 2,409 Holdback Shares had been issued to OptiSolar Holdings. Subsequent to June 27, 2009, an additional 331,523 Holdback Shares were issued to OptiSolar Holdings.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Stockholders on June 4, 2009. At the meeting, our stockholders voted on the following two proposals and cast their votes as follows to approve such proposals:

Proposal 1: To elect the following seven nominees to First Solar’s board of directors, each to serve on our board of directors until the next annual meeting of stockholders or until his successor has been elected and qualified:

Nominee	For	Withheld
Michael J. Ahearn	72,971,564	1,665,830
Craig Kennedy	73,321,556	1,315,838
James F. Nolan	71,555,739	3,081,655
J. Thomas Presby	72,475,083	2,162,311
Paul H. Stebbins	66,840,900	7,796,494
Michael Sweeney	66,840,761	7,796,633
José H. Villarreal	66,231,136	8,406,258

Proposal 2: To ratify the appointment of PricewaterhouseCoopers, LLP as First Solar’s independent registered public accounting firm for the fiscal year ending December 26, 2009:

For	Against	Abstain
73,933,029	663,286	41,079

Item 5. Other Information

        Effective July 28, 2009, the new hire equity awards of Bruce Sohn, President, Jens Meyerhoff, Chief Financial Officer, John Carrington, Executive Vice President, Global Marketing and Business Development, and Mary Beth Gustafsson, General Counsel were amended to provide that in the event of termination of employment without cause (as defined in each such executive’s employment agreement in effect on the date of the employment termination), any unvested portion of such awards shall become 100% vested.  Prior to this amendment, the vesting of the aforesaid equity awards were subject to one year of acceleration in the event of termination of employment without cause.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.DEF**	XBRL Definition Linkbase Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOLAR, INC.

By:               /s/ JENS MEYERHOFF
Jens Meyerhoff
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

July 31, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.DEF**	XBRL Definition Linkbase Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

**	Furnished herewith.