Form 10-Q
period 2009-10-29
FIRST SOLAR, INC.
filed 2009-10-30
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

or

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

As of October 23, 2009 there were 85,107,744 shares of the registrant’s common stock, par value $0.001, outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2009

Page | 2

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales	$480,851	$348,694	$1,424,935	$812,650
Cost of sales	235,858	153,251	646,562	368,183
Gross profit	244,993	195,443	778,373	444,467
Operating expenses:
Research and development	24,136	9,952	54,445	22,437
Selling, general and administrative	53,990	48,995	176,231	121,292
Production start-up	4,076	6,344	12,809	23,727
Total operating expenses	82,202	65,291	243,485	167,456
Operating income	162,791	130,152	534,888	277,011
Foreign currency gain (loss)	114	(1,889)	2,187	(468)
Interest income	2,398	5,323	6,449	16,931
Interest expense, net	(89)	(127)	(4,851)	(131)
Other expense, net	(247)	(360)	(2,676)	(1,179)
Income before income taxes	164,967	133,099	535,997	292,164
Income tax expense	11,623	33,830	37,479	76,605
Net income	$153,344	$99,269	$498,518	$215,559
Net income per share:
Basic	$1.82	$1.23	$5.99	$2.70
Diluted	$1.79	$1.20	$5.88	$2.63
Weighted-average number of shares used in per share calculations:
Basic	84,179	80,430	83,196	79,789
Diluted	85,892	82,436	84,724	82,016

See accompanying notes to these condensed consolidated financial statements.

Page | 3

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 26, 2009	December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$364,814	$716,218
Marketable securities — current	158,847	76,042
Accounts receivable, net	348,965	61,703
Inventories — current	178,032	121,554
Project assets — current	58,017	—
Economic development funding receivable	—	668
Deferred tax asset, net — current	15,362	9,922
Prepaid expenses and other current assets	79,355	91,294
Total current assets	1,203,392	1,077,401
Property, plant and equipment, net	962,732	842,622
Project assets — noncurrent	102,692	—
Deferred tax asset, net — noncurrent	117,449	61,325
Marketable securities — noncurrent	306,415	29,559
Restricted cash and investments — noncurrent	37,173	30,059
Investment in related party	25,000	25,000
Goodwill	284,005	33,829
Inventories — noncurrent	11,434	—
Other assets — noncurrent	44,780	14,707
Total assets	$3,095,072	$2,114,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,338	$46,251
Income tax payable	17,555	99,938
Accrued expenses	142,490	140,899
Current portion of long-term debt	29,169	34,951
Other liabilities — current	85,107	59,738
Total current liabilities	346,659	381,777
Accrued collection and recycling liabilities	76,932	35,238
Long-term debt	163,320	163,519
Other liabilities — noncurrent	48,987	20,926
Total liabilities	635,898	601,460
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 85,071,436 and 81,596,810 shares issued and outstanding at September 26, 2009 and December 27, 2008, respectively	85	82
Additional paid-in capital	1,632,911	1,176,156
Contingent consideration	2,844	—
Accumulated earnings	859,743	361,225
Accumulated other comprehensive loss	(36,409)	(24,421)
Total stockholders’ equity	2,459,174	1,513,042
Total liabilities and stockholders’ equity	$3,095,072	$2,114,502

See accompanying notes to these condensed consolidated financial statements.

Page | 4

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 26, 2009	September 27, 2008
Cash flows from operating activities:
Cash received from customers	$1,169,345	$779,209
Cash paid to suppliers and associates	(770,985)	(513,583)
Interest received	4,266	15,306
Interest paid	(7,527)	(3,003)
Income taxes paid, net of refunds	(123,011)	(3,202)
Excess tax benefit from share-based compensation arrangements	(9,476)	(13,736)
Other operating activities	(1,217)	(1,179)
Net cash provided by operating activities	261,395	259,812
Cash flows from investing activities:
Purchases of property, plant and equipment	(210,757)	(330,610)
Purchases of marketable securities	(512,116)	(274,262)
Proceeds from maturities of marketable securities	124,576	373,367
Proceeds from sales of marketable securities	29,784	49,450
Investment in note receivable	(45,495)	—
Payments received on note receivable	14,871	—
Increase in restricted investments	(4,411)	(15,254)
Acquisitions, net of cash acquired	318	—
Other investing activities	(1,756)	—
Net cash used in investing activities	(604,986)	(197,309)
Cash flows from financing activities:
Proceeds from issuance of common stock	4,685	14,107
Repayment of long-term debt	(63,699)	(34,833)
Proceeds from issuance of debt, net of issuance costs	44,820	94,090
Excess tax benefit from share-based compensation arrangements	9,476	13,736
Proceeds from economic development funding	615	35,661
Other financing activities	(2)	(5)
Net cash (used in) provided by financing activities	(4,105)	122,756
Effect of exchange rate changes on cash and cash equivalents	(3,708)	(7,744)
Net increase (decrease) in cash and cash equivalents	(351,404)	177,515
Cash and cash equivalents, beginning of the period	716,218	404,264
Cash and cash equivalents, end of the period	$364,814	$581,779
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$—	$31,468

See accompanying notes to these condensed consolidated financial statements.

Page | 5

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Nine Months ended September 26, 2009

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the nine months ended September 26, 2009 are not necessarily indicative of the results that may be expected for the year ending December 26, 2009, or for any other period. The balance sheet at December 27, 2008 presented in these financial statements has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto for the year ended December 27, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Note 2. Summary of Significant Accounting Policies

These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and notes thereto for the year ended December 27, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our significant accounting policies reflect the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic (ASC) 805, Business Combinations, in the second quarter of fiscal 2009.

During the third quarter of fiscal 2009, we adopted the provisions of ASC 976, Accounting for Sales of Real Estate for certain solar power projects.

Note 3. Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets- an amendment of SFAS 140. This standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years ended after November 15, 2009. We do not expect that the adoption of SFAS 166 will have a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R). This standard changes the consolidation analysis for variable interest entities. SFAS 167 is effective for fiscal years ending after November 15, 2009. We do not expect that the adoption of SFAS 167 will have a material impact on our financial position, results of operations or cash flows.

In September 2009, the FASB issued FASB Accounting Standards Codification Update (ASU) 2009-05, Measuring Liabilities at Fair Value. The fair value measurement of a liability assumes transfer to a market participant on the measurement date, not a settlement of the liability with the counterparty. ASU 2009-05 describes various valuation methods that can be applied to estimating the fair values of liabilities, requires the use of observable inputs and minimizes the use of unobservable valuation inputs. ASU 2009-05 is effective for the fourth quarter of 2009. We do not expect that the adoption of ASU 2009-05 will have a material impact on our financial position, results of operations or cash flows.

Page | 6

In September 2009, the FASB issued ASU 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. ASU 2009-06 provides guidance on how to account for uncertainty in income taxes, especially for tax payments made by an entity attributable to the entity or attributable to the owners. In addition, ASU 2009-06 clarifies management’s determination of the taxable status of an entity and amends certain disclosure requirements. ASU 2009-06 is effective for the third quarter of 2009. The adoption of ASU 2009-06 had no impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. ASU 2009-13 revises certain accounting for revenue arrangements with multiple deliverables, in particular when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and to allocate the arrangement consideration. ASU 2009-13 is effective for the first quarter of 2011, with early adoption permitted. We do not expect that the adoption of ASU 2009-13 will have a material impact on our financial position, results of operations or cash flows.

Note 4. Acquisition

 On April 3, 2009, we completed the acquisition of the solar power project development business (the Project Business) of OptiSolar Inc. (OptiSolar). Pursuant to an Agreement and Plan of Merger (the Merger Agreement) dated March 2, 2009, by and among First Solar, Inc., First Solar Acquisition Corp. (Merger Sub), OptiSolar and OptiSolar Holdings LLC (OptiSolar Holdings), Merger Sub merged with and into OptiSolar, with OptiSolar surviving as a wholly-owned subsidiary of First Solar, Inc. (the Merger). Pursuant to the Merger, all the outstanding shares of common stock of OptiSolar held by OptiSolar Holdings were exchanged for 2,972,420 shares of First Solar common stock, par value $0.001 per share (the Merger Shares), of which 732,789 shares were issued and deposited with an escrow agent to support certain indemnification obligations of OptiSolar Holdings. Also, 355,096 shares were holdback shares as further described below under “Contingent Consideration” (the “Holdback Shares”). As of September 26, 2009, 2,951,256 Merger Shares had been issued. The period during which claims for indemnification from the escrow fund may be initiated commenced on April 3, 2009 and will end on April 3, 2011.

Purchase Price Consideration

The total consideration for this acquisition based on the closing price of our common stock on April 3, 2009 of $134.38 per share was $399.4 million.

Contingent Consideration

 Pursuant to the Merger Agreement, of the 2,972,420 Merger Shares, as of April 3, 2009, 355,096 shares were Holdback Shares that were issuable to OptiSolar Holdings upon satisfaction of conditions relating to certain then-existing liabilities of OptiSolar. As of September 26, 2009, 333,932 Holdback Shares had been issued to OptiSolar Holdings, with 331,523 Holdback Shares issued during the three months ended September 26, 2009. The estimated fair value of this contingent consideration was $2.8 million at September 26, 2009 (relating to 21,164 Holdback Shares remaining to be issued as of such date) and $47.7 million on April 3, 2009 (relating to 355,096 Holdback Shares to be issued as of such date), and has been classified separately within stockholders’ equity on our balance sheet.

Purchase Price Allocation

We accounted for this acquisition using the acquisition method in accordance with ASC 805. Accordingly, we allocated the purchase price to the acquired assets and liabilities based on their estimated fair values at the acquisition date of April 3, 2009, as summarized in the following table (in thousands):

Tangible assets acquired	$10,175
Project assets	103,888
Deferred tax assets	43,600
Deferred tax liability	(8,405)
Goodwill	250,176
Total purchase consideration	$399,434

Page | 7

The fair value of net tangible assets acquired on April 3, 2009 consisted of the following (in thousands):

Cash	$318
Prepaid expenses and other current assets	5,003
Property, plant and equipment	165
Project assets – Land	6,100
Total identifiable assets acquired	11,586
Accounts payable and other liabilities	(1,411)
Total liabilities assumed	(1,411)
Net identifiable assets acquired	$10,175

Goodwill

We recorded the excess of the acquisition date fair value of consideration transferred over the estimated fair value of the net tangible assets and intangible assets acquired as goodwill. We adjusted goodwill downward during the third quarter of 2009 by $11.0 million as additional information relating to deferred tax assets became available. We have allocated $248.8 million and $1.4 million of this goodwill to our components reporting segment and our systems segment (reported under “Other” in our disclosure of segment operating results), respectively. This goodwill is not deductible for tax purposes.

  Acquired project assets

Management engaged a third-party valuation firm to assist in the determination of the fair value of the acquired project development business. In our determination of the fair value of the project assets acquired, we considered among other factors, three generally accepted valuation approaches: the income approach, market approach and cost approach. We selected the approaches that are most indicative of fair value of the assets acquired. We used the income approach to calculate the fair value of the acquired projects assets based on estimates and assumptions of future performance of these projects assets provided by OptiSolar’s and our management. We used the market approach to determine the fair value of the land acquired with those assets.

         Pro Forma Information

   The acquired OptiSolar business has been engaged in the development and construction of solar power projects. The costs related to these activities are largely capitalized, and not charged against earnings until the respective solar power project is sold to a customer, constructed for a customer or we determine that the project is not commercially viable; as of September 26, 2009, we had not yet reached the point of sale for any of the projects in the portfolio we acquired from OptiSolar. Therefore, if the OptiSolar acquisition had been completed on December 28, 2008 (the beginning of our fiscal year 2009) our total revenue, net income, and basic and diluted earnings per common share would have not materially changed from the amounts that we have previously reported.

   Note 5. Goodwill and Intangible Assets

Goodwill

On November 30, 2007, we acquired 100% of the outstanding membership interests of Turner Renewable Energy, LLC. Under the purchase method of accounting, we allocated $33.4 million to goodwill through December 29, 2007, which represents the excess of the purchase price over the fair value of the identifiable net tangible and intangible assets of Turner Renewable Energy, LLC. All of this goodwill was allocated to our systems segment. At September 26, 2009 and December 27, 2008, the carrying amount of this goodwill was $33.8 million.

Page | 8

On April 3, 2009, we acquired the solar power project development business of OptiSolar. Under the acquisition method of accounting, we allocated $261.1 million to goodwill, which primarily represents the synergies and economies of scale expected from acquiring OptiSolar’s project pipeline and using our solar modules in the acquired projects. During the three months ended September 26, 2009, we adjusted goodwill downward by $11.0 million as additional information regarding deferred tax assets became available. We have allocated $248.8 million and $1.4 million of this goodwill to our components reporting segment and systems segment (reported under “Other” in our disclosure of segment operating results), respectively. At September 26, 2009, the carrying amount of this goodwill was $250.2 million. See Notes 4 and 20 to our condensed consolidated financial statements for additional information about this acquisition.

The changes in the carrying amount of goodwill for the nine months ended September 26, 2009 were as follows (in thousands):

	Components	Other	Consolidated
Beginning balance, December 27, 2008	$—	$33,829	$33,829
Goodwill from 2009 acquisitions	259,722	1,411	261,133
Goodwill adjustment (1)	(10,957)	$—	(10,957)
Ending balance, September 26, 2009	$248,765	$35,240	$284,005

(1)	The goodwill adjustment was primarily the result of adjustments to the amount of acquired deferred tax assets.

ASC 350, Intangibles – Goodwill and Other, requires us to test goodwill for impairment at least annually, or sooner, if facts or circumstances between scheduled annual tests indicate that it is more likely than not that the fair value of a reporting unit that has goodwill might be less than its carrying value. We performed our goodwill impairment tests in the fourth fiscal quarter of the year ended December 27, 2008. Based on that test, we concluded that our goodwill was not impaired. We have also concluded that there have been no changes in facts and circumstances since the date of that test, and since the April 3, 2009 OptiSolar acquisition, that would trigger an interim goodwill impairment test.

Acquisition Related Intangible Assets

In connection with the acquisition of Turner Renewable Energy, LLC, we identified intangible assets that represent customer contracts already in progress and future customer contracts not yet started at the time of acquisition. We amortize the acquisition date fair values of these assets using the percentage of completion method.

Information regarding our acquisition-related intangible assets that are being amortized was as follows (in thousands):

	As of September 26, 2009			As of December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer contracts in progress at the acquisition date	$62	$62	$—	$62	$58	$4
Customer contracts executed after the acquisition date	394	394	—	394	242	152
Total	$456	$456	$—	$456	$300	$156

Amortization expense for acquisition-related intangible assets was immaterial for the three months ended September 26, 2009 and was $0.2 million for the nine months ended September 26, 2009. Amortization expense for acquisition-related intangible assets was $22,000 for the three months ended September 27, 2008 and $0.1 million for the nine months ended September 27, 2008.

Project Assets

In connection with the acquisition of the solar power project development business of OptiSolar, we measured at fair value certain project assets based on the varying development stages of each project asset on the acquisition date. We will expense these projects assets as each respective solar power project is sold to a customer, constructed for a customer or if we determine that the project is not commercially viable. See also Note 8 to our condensed consolidated financial statements about balances for project assets.

Page | 9

Note 6. Cash and Investments

Cash, cash equivalents and marketable securities consisted of the following at September 26, 2009 and December 27, 2008 (in thousands):

	September 26, 2009	December 27, 2008
Cash and cash equivalents:
Cash	$136,477	$603,434
Cash equivalents:
Federal agency debt	—	38,832
Money market mutual fund	228,337	73,952
Total cash and cash equivalents	364,814	716,218
Marketable securities:
Federal agency debt	124,390	68,086
Foreign agency debt	144,590	6,977
Supranational debt	71,240	—
Corporate debt securities	114,926	30,538
Foreign government obligations	10,116	—
Total marketable securities	465,262	105,601
Total cash, cash equivalents and marketable securities	$830,076	$821,819

We have classified our marketable securities as “available-for-sale.” Accordingly, we record them at fair value and account for net unrealized gains and losses as part of accumulated other comprehensive income until realized. We report realized gains and losses on the sale of our marketable securities in earnings, computed using the specific identification method. During the three months ended September 26, 2009, we did not realize any gains or losses on our marketable securities. During the nine months ended September 26, 2009, we realized an immaterial amount in gains and did not realize any losses on our marketable securities. During the three and nine months ended September 27, 2008, we realized $0.2 million and $0.6 million in gains and $0.3 million and $0.4 million in losses, respectively, on our marketable securities. See Note 10 to our condensed consolidated financial statements for information about the fair value measurement of our marketable securities.

All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider a marketable debt security to be impaired when its fair value is less than its carrying cost, in which case we would further review the investment to determine whether it is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, our intent to sell, and whether it is more likely than not we will be required to sell the investment before we have recovered its cost basis. If an investment is other-than-temporarily impaired, we write it down through earnings to its impaired value and establish that as a new cost basis for the investment. We did not identify any of our marketable securities as other-than-temporarily impaired at September 26, 2009.

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale by major security type (in thousands):

	As of September 26, 2009
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Federal agency debt	$124,179	$211	$—	$124,390
Foreign agency debt	144,051	539	—	144,590
Supranational debt	71,052	273	85	71,240
Corporate debt securities	114,395	572	41	114,926
Foreign government obligations	10,066	50	—	10,116
Total	$463,743	$1,645	$126	$465,262

	As of December 27, 2008
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Federal agency debt	$67,813	$273	$—	$68,086
Foreign agency debt	6,990	—	13	6,977
Corporate debt securities	30,425	129	16	30,538
Total	$105,228	$402	$29	$105,601

Page | 10

Contractual maturities of our available-for-sale marketable securities as of September 26, 2009 and December 27, 2008 were as follows (in thousands):

	As of September 26, 2009
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$158,515	$349	$17	$158,847
One year to two years	221,546	998	109	222,435
Two years to three years	83,682	298	—	83,980
Total	$463,743	$1,645	$126	$465,262

	As of December 27, 2008
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$75,856	$199	$13	$76,042
One year to two years	29,372	203	16	29,559
Total	$105,228	$402	$29	$105,601

The net unrealized gain of $1.5 million and $0.4 million as of September 26, 2009 and December 27, 2008, respectively, on our available-for-sale marketable securities was primarily the result of changes in interest rates. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better and limits the security types, issuer concentration and duration of the investments.

The following table shows gross unrealized losses and estimated fair values for those investments that were in an unrealized loss position as of September 26, 2009 and December 27, 2008, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 26, 2009
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Supranational debt	$27,214	$85	$—	$—	$27,214	$85
Corporate debt securities	3,018	41	—	—	3,018	41
Total	$30,232	$126	$—	$—	$30,232	$126

	As of December 27, 2008
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Federal agency debt	$6,977	$13	$—	$—	$6,977	$13
Corporate debt securities	9,088	16	—	—	9,088	16
Total	$16,065	$29	$—	$—	$16,065	$29

Page | 11

Note 7. Restricted Cash and Investments

Restricted cash and investments consisted of the following at September 26, 2009 and December 27, 2008 (in thousands):

	September 26, 2009	December 27, 2008
Restricted cash	$38	$4,218
Restricted investments	37,135	—
Deposit with financial services company	—	25,841
Total restricted cash and investments	$37,173	$30,059
Restricted cash and investments — current	$—	$—
Restricted cash and investments — noncurrent	$37,173	$30,059

At September 26, 2009, our restricted investments consisted of long-term marketable securities that we hold to fund future costs of our solar module collection and recycling program.

The following table summarizes unrealized gains and losses related to our restricted investments in marketable securities designated as available-for-sale by major security type (in thousands):

	As of September 26, 2009
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$775	$41	$—	$816
Foreign government obligations	34,693	1,626	—	36,319
Total	$35,468	$1,667	$—	$37,135

As of September 26, 2009, the contractual maturities of these available-for-sale marketable securities were between 18 and 26 years.

Note 8. Consolidated Balance Sheet Details

Accounts receivable, net

Accounts receivable, net consisted of the following at September 26, 2009 and December 27, 2008 (in thousands):

	September 26, 2009	December 27, 2008
Accounts receivable, gross	$352,955	$61,703
Allowance for doubtful account	(3,990)	—
Accounts receivable, net	$348,965	$61,703

The increase in accounts receivable was mainly due to the amendment of certain of our customers’ long-term supply contracts to extend their payment terms from net 10 days to net 45 days at the end of the first quarter of 2009 and due to higher volumes shipped during the three months ended September 26, 2009.

During the three months ended September 26, 2009, we amended our Long Term Supply Contracts with certain of our customers to implement a program which extends a price rebate to certain of these customers for solar modules purchased from us. The intent of this program is to enable our customers to successfully compete in our core segments in Germany. The rebate program applies a specified rebate rate to solar modules sold for solar power projects in Germany at the beginning of each quarter for the upcoming quarter. The rebate program is subject to periodic review and we will adjust the rebate rate quarterly upward or downward as appropriate. The rebate period commenced during the third quarter of 2009 and terminates at the end of the fourth quarter of 2010. Customers need to meet certain requirements in order to be eligible for and benefit from this program.

We account for rebates as a reduction to the selling price of our solar modules and therefore as a reduction in revenue. No rebates granted under this program can be claimed in cash and all will be applied to reduce outstanding accounts receivable balances. During the three months ended September 26, 2009 we extended rebates to customers in the amount of €48.7 million ($71.5 million at the balance sheet close rate on September 26, 2009 of $1.47/€1.00) which reduced our accounts receivable from these customers by such amount at September 26, 2009.

During the three months ended June 27, 2009, we provided an allowance  for the doubtful account receivable in the amount of $7.0 million due to the collectability of the outstanding accounts receivable from a specific customer. During the three months ended September 26, 2009 we collected $3.0 million of the overdue accounts receivable balance from this specific customer and reduced our allowance for the doubtful account accordingly.

Page | 12

Inventories

Inventories consisted of the following at September 26, 2009 and December 27, 2008 (in thousands):

	September 26, 2009	December 27, 2008
Raw materials	$119,400	$103,725
Work in process	10,627	4,038
Finished goods	59,439	13,791
Total inventories	$189,466	$121,554
Inventory — current	$178,032	$121,554
Inventory — noncurrent (1)	$11,434	$—

(1)	Inventory – noncurrent represents raw materials.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at September 26, 2009 and December 27, 2008 (in thousands):

	September 26, 2009	December 27, 2008
Prepaid expenses	$6,280	$6,699
Prepaid supplies	10,696	12,556
Capitalized equipment spares	13,998	12,900
Derivative instruments — current	8,727	34,931
Other receivable from financial institution	—	10,764
Note receivable — current (see Note 12)	8,574	—
Deferred project costs	3,457	710
Other taxes receivable	6,992	2,763
Accrued interest income	4,880	1,511
Other customer receivable	2,936	—
Other current assets	12,815	8,460
Total prepaid expenses and other current assets	$79,355	$91,294

Project Assets – Current and Noncurrent

Project assets – current and noncurrent consisted of the following at September 26, 2009 and December 27, 2008 (in thousands):

	September 26, 2009	December 27, 2008
Project assets acquired	$103,888	$—
Project assets — land	8,232	—
Project assets — other	48,589	—
Total project assets	$160,709	$—
Total project assets — current	$58,017	$—
Total project assets — noncurrent	$102,692	$—

Project assets consist primarily of costs capitalized relating to solar power projects in various stages of development. They include  costs for land and costs for developing a solar power project, including legal, consulting, permitting and other costs. Project assets acquired in connection with the acquisition of OptiSolar were measured at fair value on the acquisition date. Subsequent to the acquisition of OptiSolar, we incurred additional costs to further the development of these projects, which we capitalized. We expense these project assets as each respective solar power project is sold to a customer, constructed for a customer or if we determine that the project is not commercially viable. See also Note 5 to our condensed consolidated financial statements.

Page | 13

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at September 26, 2009 and December 27, 2008 (in thousands):

	September 26, 2009	December 27, 2008
Buildings and improvements	$221,272	$137,116
Machinery and equipment	789,420	559,566
Office equipment and furniture	31,077	22,842
Leasehold improvements	15,010	11,498
Depreciable property, plant and equipment, gross	1,056,779	731,022
Accumulated depreciation	(189,907)	(100,939)
Depreciable property, plant and equipment, net	866,872	630,083
Land	5,032	5,759
Construction in progress	90,828	206,780
Property, plant and equipment, net	$962,732	$842,622

Depreciation of property, plant and equipment was $33.7 million and $16.9 million for the three months ended September 26, 2009 and September 27, 2008, respectively, and was $88.0 million and $40.4 million for the nine months ended September 26, 2009 and September 27, 2008, respectively.

Capitalized Interest

We incurred interest cost and capitalized a portion of it (into our property, plant and equipment and project assets) as follows during the three and nine months ended September 26, 2009 and September 27, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Interest cost incurred	$2,367	$2,267	$9,473	$5,079
Interest cost capitalized – property, plant and equipment	(665)	(2,140)	(3,009)	(4,948)
Interest cost capitalized – project assets	(1,613)	—	(1,613)	—
Interest expense, net	$89	$127	$4,851	$131

Accrued expenses

Accrued expenses consisted of the following at September 26, 2009 and December 27, 2008 (in thousands):

	September 26, 2009	December 27, 2008
Product warranty liability — current portion	$7,667	$4,040
Accrued compensation and benefits	36,607	32,145
Accrued property, plant and equipment	31,242	44,115
Accrued inventory	23,541	31,438
Accrued utilities and plant services	5,051	5,100
Accrued subcontractor services and materials	11,461	2,934
Accrued freight and warehouse charges	5,118	2,549
Accrued interest	2,468	2,008
Accrued taxes — other	3,020	6,182
Other accrued expenses	16,315	10,388
Total accrued expenses	$142,490	$140,899

Page | 14

Other current liabilities

Other current liabilities consisted of the following at September 26, 2009 and December 27, 2008 (in thousands):

	September 26, 2009	December 27, 2008
Derivative instruments — current	$57,073	$50,733
Deferred revenue	5,290	—
Billings in excess of costs and estimated earnings	1,711	2,159
Other tax payable	2,442	6,614
Other payable to financial institution (1)	9,913	—
Other current liabilities	8,679	232
Total other current liabilities	$85,107	$59,738

(1)	Settled subsequent to September 26, 2009.

Note 9. Derivative Instruments

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

Depending on the terms of the specific derivative instruments and market conditions, some of our derivative instruments may be assets and others liabilities at any particular point in time. As required by FASB ASC 815, Derivatives and Hedging, we report all of our derivative instruments at fair value on our balance sheet. Depending on the substance of the hedging purpose for our derivative instruments, we account for changes in the fair value of some of them using cash-flow-hedge accounting pursuant to ASC 815 and of others by recording the changes in fair value directly to current earnings (so-called “economic hedges”). These accounting approaches and the various classes of risk that we are exposed to in our business and the risk management systems using derivative instruments that we apply to these risks are described below. See Note 10 to our condensed consolidated financial statements for information about the techniques we use to measure the fair value of our derivative instruments.

The following table presents the fair values of derivative instruments included in our condensed consolidated balance sheet as of September 26, 2009 (in thousands):

	September 26, 2009
	Other Assets - Current	Other Assets - Noncurrent	Other Liabilities - Current	Other Liabilities - Noncurrent
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$—	$—	$51,155	$815
Interest rate swap contracts	—	—	90	1,014
Total derivatives designated as hedging instruments	$—	$—	$51,245	$1,829

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$8,727	$—	$5,828	$—
Total derivatives not designated as hedging instruments	$8,727	$—	$5,828	$—

Total derivative instruments	$8,727	$—	$57,073	$1,829

Page | 15

The following tables present the amounts related to derivative instruments affecting our condensed consolidated statement of operations for the three and nine months ended September 26, 2009 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivative Type	Three Months Ended September 26, 2009	Nine Months Ended September 26, 2009	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended September 26, 2009	Nine Months Ended September 26, 2009
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$(9,313)	$(36,424)	Net sales	$(22,939)	$8,885
Interest rate swaps	(820)	273	Interest income (expense)	(102)	(2,627)
Total derivatives designated as cash flow hedges	$(10,133)	$(36,151)		$(23,041)	$6,258

	Amount of Gain (Loss) on Derivatives Recognized in Income
Derivative Type	Three Months Ended September 26, 2009	Nine Months Ended September 26, 2009	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$(22,939)	$8,885	Net sales
Interest rate swaps	$(102)	$(2,627)	Interest income (expense)

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$(495)	$(5,426)	Other income (expense)
Foreign exchange forward contracts	$2,028	$3,097	Cost of sales

Credit default swaps	$—	$(1,459)	Other income (expense)

Page | 16

Interest Rate Risk

We use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use such swap agreements for speculative or trading purposes. We had interest rate swap contracts with a financial institution that effectively converted to fixed rates the variable rate of the Euro Interbank Offered Rate (Euribor) on the term loan portion of our credit facility with a consortium of banks for the financing of our German plant. These swap contracts were required under the credit facility agreement, which we repaid and terminated on June 30, 2009. Therefore, we terminated these interest rate swap contracts on June 26, 2009 and consequently recognized an interest expense of €1.7 million ($2.5 million at the balance sheet close rate on September 26, 2009 of $1.47/€1.00). The termination of the interest rate swap contracts settled on June 30, 2009.

On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian credit facility, which became effective on September 30, 2009 with a notional value of €57.3 million ($84.2 million at the balance sheet close rate on September 26, 2009 of $1.47/€1.00) and pursuant to which we are entitled to receive a six-month floating interest rate, the Euro Interbank Offered Rate (Euribor), and pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. This derivative instrument qualifies for accounting as a cash flow hedge in accordance with FASB ASC 815, Derivatives and Hedging, and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at September 26, 2009.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of the components of our business to have material future cash flows, including revenues and expenses that will be denominated in currencies other than the component’s functional currency. Our primary cash flow exposures are customer collections and vendor payments. Changes in the exchange rates between our components’ functional currencies and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge the value of a portion of these forecasted cash flows. As of September 26, 2009, these foreign exchange contracts hedge our forecasted future cash flows for up to 18 months. These foreign exchange contracts qualified for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of the derivative’s gain or loss in accumulated other comprehensive income (loss) and subsequently reclassify amounts into earnings when the hedged transaction is settled. We determined that these derivative financial instruments were highly effective as cash flow hedges at September 26, 2009. In addition, during the nine months ended September 26, 2009, we did not discontinue any cash flow hedges because it was probable that a forecasted transaction would not occur.

In 2008 and during the nine months ended September 26, 2009, we purchased foreign exchange forward contracts to hedge the exchange risk on forecasted cash flows denominated in euro. As of September 26, 2009, the unrealized loss on these contracts was $52.0 million and the total notional value of the contracts was €499.5 million ($734.3 million at the balance sheet close rate on September 26, 2009 of $1.47/€1.00). The weighted average forward exchange rate for these contracts was $1.36/€1.00 at September 26, 2009.

We expect to reclassify $51.2 million of net unrealized losses related to these forward contracts that are included in accumulated other comprehensive loss at September 26, 2009 to earnings in the following 12 months as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will be contingent upon the actual exchange rate when we realize the related forecasted transaction.

Page | 17

Transaction Exposure

Many components of our business have assets and liabilities (primarily receivables, investments, accounts payable, debt, solar module collection and recycling liabilities and inter-company balances) that are denominated in currencies other than their functional currencies. Changes in the exchange rates between our components’ functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in our reported consolidated financial position, results of operations and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to hedge these assets and liabilities against the short-term effects of currency exchange rate fluctuations. The gains and losses on the foreign exchange forward contracts will offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency assets and liabilities.

During the nine months ended September 26, 2009, we purchased foreign exchange forward contracts to hedge balance sheet exposures related to transactions with third parties. We recognize gains or losses from the fluctuation in foreign exchange rates and the valuation of these hedging contracts in cost of sales and foreign currency gain (loss) on our consolidated statements of operations.

As of September 26, 2009, the total notional value of our foreign exchange forward contracts to purchase and sell euros with/for U.S. dollars was €225.9 million and €198.9 million, respectively ($332.1 million and $292.4 million, respectively, at the balance sheet close rate on September 26, 2009 of $1.47/€1.00); the total notional value of our foreign exchange forward contracts to purchase and sell U.S. dollars with/for euros was $20.8 million and $38.7 million, respectively; the total notional value of our foreign exchange forward contracts to purchase and sell Malaysian ringgits with/for U.S. dollars was MYR 128.2 million and MYR 30.0 million, respectively ($37.2 million and $8.7 million, respectively, at the balance sheet close rate on September 26, 2009 of $0.29/MYR1.00); and the total notional value of our foreign exchange forward contracts to purchase and sell Canadian dollars with/for U.S. dollars was CAD 5.7 million and CAD 22.1 million, respectively ($5.2 million and $20.1 million, respectively, at the balance sheet close rate on September 26, 2009 of $0.91/CAD1.00). As of September 26, 2009, the total unrealized gain on these contracts was $2.9 million. These contracts have maturities of less than two months.

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

Page | 18

Note 10. Fair Value Measurement

On December 30, 2007, the beginning of our 2008 fiscal year, we adopted ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands financial statement disclosure requirements for fair value measurements. Our initial adoption of ASC 820 was limited to our fair value measurements of financial assets and financial liabilities, as permitted by ASC 820. On December 28, 2008, the beginning of our fiscal year 2009, we adopted ASC 820 for the remainder of our fair value measurements. The implementation of the fair value measurement guidance of ASC 820 did not result in any material changes to the carrying values of our assets and liabilities.

ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) on the measurement date in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. ASC 820 specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

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

When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. Following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring or one-time basis:

•
Cash equivalents.  At September 26, 2009, our cash equivalents consisted of money market mutual funds. We value our cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities.  At September 26, 2009, our marketable securities consisted of federal and foreign agency debt, supranational debt, corporate debt securities and foreign government obligations. We value our marketable securities using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We also consider the effect of our counterparties’ credit standings in these fair value measurements.

•
Derivative assets and liabilities.  At September 26, 2009, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and interest rate swap contracts involving benchmark interest rates. Since our derivative assets and liabilities are not traded on an exchange, we value them using valuation models. Interest rate yield curves, foreign exchange rates and credit default swap spreads are the significant inputs into these valuation models. These inputs are observable in active markets over the terms of the instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our own credit standing and that of our counterparties in our valuations of our derivative assets and liabilities.

•
Product collection and recycling liability.  We account for our obligation to collect and recycle the solar modules that we sell in a similar manner to the accounting for asset retirement obligations that is prescribed by ASC 410, Asset Retirement and Environmental Obligations. When we sell solar modules, we initially record our liability for collecting and recycling those particular solar modules at the fair value of this liability, and then in subsequent periods, we accrete this fair value to the estimated future cost of collecting and recycling the solar modules. Therefore, this is a one-time nonrecurring fair value measurement of the collection and recycling liability associated with each particular solar module sold.

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

Page | 19

At September 26, 2009, information about inputs into the fair value measurements of our assets and liabilities that we make on a recurring basis was as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$228,337	$228,337	$—	$—
Marketable securities:
Federal agency debt	124,390	—	124,390	—
Foreign agency debt	144,590	—	144,590	—
Supranational debt	71,240	—	71,240	—
Corporate debt securities	114,926	—	114,926	—
Foreign government obligations	10,116	—	10,116	—
Derivative assets	8,727	—	8,727	—
Total assets	$702,326	$228,337	$473,989	$—
Liabilities:
Derivative liabilities	$58,902	$—	$58,902	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial instruments at September 26, 2009 and December 27, 2008 were as follows (in thousands):

	September 26, 2009		December 27, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities, current and noncurrent	$465,262	$465,262	$105,601	$105,601
Note receivable — current	$8,574	$8,574	$—	$—
Credit default swaps	$—	$—	$896	$896
Foreign exchange forward contract assets	$8,727	$8,727	$34,035	$34,035
Deposit with financial services company (restricted investment)	$—	$—	$25,841	$13,039
Restricted investments	$37,135	$37,135	$—	$—
Investment in related party	$25,000	$25,000	$25,000	$25,000
Note receivable — noncurrent	$25,721	$25,818	$—	$—
Liabilities:
Long-term debt, including current maturities	$192,489	$199,337	$198,470	$204,202
Interest rate swaps	$1,104	$1,104	$1,377	$1,377
Foreign exchange forward contract liabilities	$57,798	$57,798	$50,410	$50,410

The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, restricted cash, accounts payable, income tax payable and accrued expenses approximate their fair values due to their short maturities; therefore, we exclude them from the table above.

We estimated the fair value of our long-term debt in accordance with ASC 820 using a discounted cash flows approach (an income approach) and incorporated the credit risk of our counterparty for asset fair value measurements and our credit risk for liability fair value measurements.

Page | 20

Note 11.  Related Party Transactions

In October 2008, we made an investment, at a total cost of $25.0 million, in the preferred stock of a company based in the United States that supplies solar power plants to commercial and residential customers. This investment represents an ownership of approximately 12% of the voting interest in this company at September 26, 2009 and is our only equity interest in that entity. Since our ownership interest in this company is less than 20% and we do not have significant influence over it, we account for this investment using the cost method.

In the fourth fiscal quarter of 2008, we also entered into a long-term solar module supply agreement with this related party. During the three and nine months ended September 26, 2009, we recognized $4.0 million and $8.2 million, respectively, in net sales to this related party. At September 26, 2009 we had accounts receivable from this related party of $2.6 million.

Note 12.  Notes Receivable

On April 8, 2009 we entered into a credit facility agreement with a solar project entity of one of our customers for an available amount of €17.5 million ($25.7 million at the balance sheet close rate on September 26, 2009 of $1.47/€1.00) to provide financing for a photovoltaic power generation facility. The credit facility replaced a bridge loan that we had made to this customer. The credit facility bears interest at 8% per annum and is due on December 31, 2026. As of September 26, 2009, this credit facility was fully drawn. The outstanding amount of this credit facility has been included within Other assets – noncurrent on our condensed consolidated balance sheets.

On April 21, 2009, we entered into a revolving VAT financing facility agreement for an available amount of €9.0 million ($13.2 million at the balance sheet close rate on September 26, 2009 of $1.47/€1.00) with the same solar project entity with whom we entered into the credit facility agreement on April 8, 2009. The VAT facility agreement pre-finances the amounts of German value added tax (VAT) and any other tax obligations of similar nature during the construction phase of the photovoltaic power generation facility. Borrowings under this facility are short- term in nature, since the facility is repaid when VAT amounts are reimbursed by the government. The VAT facility agreement bears interest at the rate of Euribor plus 1.2% and matures on December 31, 2010. As of September 26, 2009 the balance on this credit facility was €5.8 million ($8.5 million at the balance sheet close rate on September 26, 2009 of $1.47/€1.00). The outstanding amount of this credit facility is included within Prepaid expenses and other current assets on our condensed consolidated balance sheets.

On June 30, 2009, the available amount under the VAT facility agreement was increased to €15.0 million ($22.1 million at the balance sheet close rate on September 26, 2009 of $1.47/€1.00). This increase was only temporary and the amounts available under the facility reverted back to the original amounts on August 31, 2009.

Note 13. Debt

Our long-term debt at September 26, 2009 and December 27, 2008 consisted of the following (in thousands):

Type	September 26, 2009	December 27, 2008
Malaysian Facility Agreement – Fixed rate term loan	$92,786	$66,975
Malaysian Facility Agreement – Floating rate term loan (1)	92,786	66,975
Director of Development of the State of Ohio	10,280	11,694
Director of Development of the State of Ohio	417	1,528
German Facility Agreement	—	54,982
Capital lease obligations	2	5
	196,271	202,159
Less unamortized discount	(3,782)	(3,689)
Total long-term debt	192,489	198,470
Less current portion	(29,169)	(34,951)
Noncurrent portion	$163,320	$163,519

(1)	We entered into an interest rate swap contract related to this loan. See Note 9 to our condensed consolidated financial statements.

We did not have any short-term debt at September 26, 2009 and December 27, 2008.

Page | 21

Revolving Credit Facility

On September 4, 2009, we entered into a revolving credit facility pursuant to a Credit Agreement among First Solar, Inc., certain designated Borrowing Subsidiaries (consisting of First Solar Manufacturing GmbH, a German subsidiary, and other subsidiaries of our Company who may in the future be designated as borrowers pursuant to the Credit Agreement) and several lenders. JPMorgan Chase Bank, N.A. and Bank of America served as Joint-Lead Arrangers and Bookrunners, with JPMorgan also acting as Administrative Agent. The Credit Agreement provides First Solar, Inc. and the Borrowing Subsidiaries with a senior secured three-year revolving credit facility in an aggregate available amount of $300.0 million, a portion of which is available for letters of credit and swingline loans. Subject to certain conditions, we have the right to request an increase in the aggregate commitments under the Credit Facility up to $400.0 million. In connection with the Credit Agreement, we also entered into a guarantee and collateral agreement and foreign security agreements.

 Borrowings under the Credit Agreement currently bear interest at (i) LIBOR (adjusted for eurocurrency reserve requirements) plus a margin of 2.75% or (ii) a base rate as defined in the Credit Agreement plus a margin of 1.75%, depending on the type of borrowing requested by us. These margins are subject to adjustments depending on the Company’s consolidated leverage ratio and the credit rating of the facility provided by Moody’s Investors Service, Inc. and Standard and Poor’s Rating Services.

At September 26, 2009, we had no borrowings outstanding and $14.0 million in letters of credit drawn on the revolving credit facility, leaving approximately $286.0 million in capacity available under the revolving credit facility, $61.0 million of which may be used for letters of credit. As of this date, based on the indices, the all-in effective three months LIBOR borrowing rate was 3.51%.

In addition to paying interest on outstanding principal under the Credit Agreement, we are required to pay a commitment fee currently at the rate of 0.375% per annum to the lenders in respect of the average daily unutilized commitments thereunder. The commitment fee may also be adjusted due to changes in the consolidated leverage ratio.

We will also pay a letter of credit fee equal to the applicable margin for eurocurrency revolving loans on the face amount of each letter of credit and a fronting fee. Proceeds from the credit facility may be used for working capital and other general corporate purposes.

The Credit Agreement contains various financial condition covenants which we must comply with, including with respect to a debt to EBITDA ratio, minimum EBITDA and minimum liquidity. Under the Credit Agreement we are also subject to customary non-financial covenants including limitations in secured indebtedness and limitations on dividends and other restricted payments. We were in compliance with these covenants through September 26, 2009.

Malaysian Facility Agreement

On May 6, 2008, in connection with the plant expansion at our Malaysian manufacturing center, First Solar Malaysia Sdn. Bhd. (FS Malaysia), our indirect wholly owned subsidiary, entered into an export financing facility agreement (Malaysian Facility Agreement) with IKB Deutsche Industriebank AG (IKB), as arranger, NATIXIS Zweigniederlassung Deutschland (NZD), as facility agent and original lender, AKA Ausfuhrkredit-Gesellschaft mbH (AKA), as original lender, and NATIXIS Labuan Branch (NLB), as security agent. The total available loan amount was €134.0 million ($197.0 million at the balance sheet close rate on September 26, 2009 of $1.47/€1.00). Pursuant to the Malaysia Facility Agreement, we began semi-annual repayments of the principal balances of these credit facilities during 2008. Amounts repaid under this credit facility cannot be re-borrowed. These credit facilities consisted of the following (in thousands):

Malaysian Borrowings	Denomination	Interest	Maturity	Outstanding at September 26, 2009
Fixed-rate euro-denominated term loan	EUR	4.54%	2016	$92,786
Floating-rate euro-denominated term loan	EUR	Euribor plus 0.55%	2016	$92,786
Total				$185,572	(1)

(1)	€126.3 million outstanding at September 26, 2009 ($185.6 million at the balance sheet close rate on September 26, 2009 of $1.47/€1.00)

These credit facilities are intended to be used by FS Malaysia for the purpose of (1) partially financing the purchase of certain equipment to be used at our Malaysian manufacturing center and (2) financing fees to be paid to Euler-Hermes Kreditversicherungs-AG (Euler-Hermes), the German Export Credit Agency of Hamburg, Federal Republic of Germany, which guarantees 95% of FS Malaysia’s obligations related to the Malaysian Facility Agreement (Hermes Guaranty). In addition, FS Malaysia’s obligations related to the Malaysian Facility Agreement are guaranteed, on an unsecured basis, by First Solar, Inc., pursuant to a guaranty agreement.

Page | 22

FS Malaysia is obligated to pay commitment fees at an annual rate of 0.375% on the unused portions of the fixed rate credit facilities and at an annual rate of 0.350% on the unused portions of the floating rate credit facilities. In addition, FS Malaysia is obligated to pay certain underwriting, management and agency fees in connection with the credit facilities.

In connection with the Facility Agreement, First Solar, Inc. entered into a first demand guaranty agreement dated May 6, 2008 in favor of IKB, NZD, NLB and the other lenders under the Malaysian Facility Agreement. As noted above, FS Malaysia’s obligations related to the Malaysian Facility Agreement are guaranteed, on an unsecured basis, by First Solar, Inc. pursuant to this guaranty agreement.

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

The Malaysian Facility Agreement contains various financial covenants with which we must comply, such as debt to equity ratios, total leverage ratios, interest coverage ratios and debt service coverage ratios. We must calculate and subsequently submit these ratios related to the financial covenants for the first time at the end of fiscal 2009. The Malaysian Facility Agreement also contains various customary non-financial covenants with which FS Malaysia must comply, including submitting various financial reports and business forecasts to the lenders, maintaining adequate insurance, complying with applicable laws and regulations, and restrictions on FS Malaysia’s ability to sell or encumber assets or make loan guarantees to third parties. We were in compliance with these covenants through September 26, 2009.

Certain of our indebtedness bears interest at rates based on the Euro Interbank Offered Rate (Euribor). Euribor is the primary interbank lending rate within the Euro zone, with maturities ranging from one week to one year. A disruption of the credit environment could negatively impact interbank lending and therefore negatively impact the Euribor rate. An increase in the Euribor rate would increase our cost of borrowing.

State of Ohio Loans

During the years ended December 25, 2004 and December 31, 2005, we received the following loans from the Director of Development of the State of Ohio (in thousands):

Ohio Borrowings	Original Loan Amount	Denomination	Interest	Maturity	Outstanding at September 26, 2009
Director of Development of the State of Ohio	$15,000	USD	2.25%	2015	$10,280
Director of Development of the State of Ohio	$5,000	USD	0.25% — 3.25%	2009	$417
Total	$20,000				$10,697

Certain of our land, buildings and machinery and equipment has been pledged as collateral for these loans.

German Facility Agreement

On July 27, 2006, First Solar Manufacturing GmbH, a wholly owned indirect subsidiary of First Solar, Inc., entered into a credit facility agreement with a consortium of banks led by IKB Deutsche Industriebank AG under which First Solar Manufacturing GmbH could draw up to €102.0 million ($149.9 million at the balance sheet close rate on September 26, 2009 of $1.47/€1.00) to fund costs of constructing and starting up our German plant. First Solar Manufacturing GmbH repaid the entire outstanding principal amount of this credit facility and all accrued interest on June 30, 2009 and concurrently terminated this facility.

Page | 23

Note 14. Commitments and Contingencies

Financial guarantees

In the normal course of business, we occasionally enter into agreements with third parties under which we guarantee the performance of our subsidiaries related to certain service contracts, which may include services such as development, engineering, procurement of permits and equipment, construction management and monitoring and maintenance. These agreements meet the definition of a guarantee according to ASC 460, Guarantees. As of September 26, 2009, none of these guarantees were material to our financial position.

Loan guarantees

In connection with the Malaysian Facility Agreement, First Solar, Inc. entered into a first demand guaranty agreement dated May 6, 2008 in favor of IKB, NZD, NLB and the other lenders under the Malaysian Facility Agreement. FS Malaysia’s obligations related to the Malaysian Facility Agreement are guaranteed, on an unsecured basis, by First Solar Inc. pursuant to this guaranty agreement. See Note 13 to our condensed consolidated financial statements for additional information.

In connection with the revolving credit facility, we entered into a guarantee and collateral agreement and various foreign security agreements. Loans made to First Solar Manufacturing GmbH (a borrowing subsidiary under the credit facility) are (i) guaranteed by First Solar, Inc. pursuant to the guarantee and collateral agreement, (ii) guaranteed by certain of First Solar, Inc.’s direct and indirect subsidiaries organized under the laws of Germany, pursuant to a German guarantee agreement, (iii) secured by share pledge agreements, (iv) secured by a security interest in intercompany receivables held by First Solar Holdings GmbH, First Solar GmbH, and First Solar Manufacturing GmbH, pursuant to assignment agreements and (v) subject to a security trust agreement, which sets forth additional terms regarding the foregoing Germany security documents and arrangements. See Note 13 to our condensed consolidated financial statements for additional information.

Commercial commitments

During the three months ended September 26, 2009, we entered into two commercial commitments in the form of letters of credit related to our solar power systems and project development business in the amount of $5.5 million. We also increased two of our previously held bank guarantees for energy supply agreements by MYR 5.6 million ($1.6 million at the balance sheet close rate on September 26, 2009 of $0.29/MYR1.00), for a total commitment of MYR 11.8 million ($3.4 million at the balance sheet close rate on September 26, 2009 of $0.29/MYR1.00). As of September 26, 2009, we had the following additional four outstanding commercial commitments: MYR 3.0 million dated September 2008 for Malaysian custom and excise tax ($0.9 million at the balance sheet close rate on September 26, 2009 of $0.29/MYR1.00) and three letters of credit related to our solar power systems and project development business in the aggregate, amount of $4.2 million.

Product warranties

We offer warranties on our products and record an estimate of the associated liability based on the following: number of solar modules under warranty at customer locations, historical experience with warranty claims, monitoring of field installation sites, in-house testing of our solar modules and estimated per-module replacement cost.

Product warranty activity during the three and nine months ended September 26, 2009 and September 27, 2008 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Product warranty liability, beginning of period	$17,413	$10,865	$11,905	$7,276
Accruals for new warranties issued (warranty expense)	4,360	1,776	11,349	5,619
Settlements	(112)	(45)	(466)	(53)
Change in estimate of warranty liability	(1,079)	(2,738)	(2,206)	(2,984)
Product warranty liability, end of period	$20,582	$9,858	$20,582	$9,858
Current portion of warranty liability			$7,667	$4,035
Non-current portion of warranty liability			$12,915	$5,823

Page | 24

Note 15. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as an expense over the grant recipients’ requisite service periods, in accordance with ASC 718, Compensation-Stock Compensation. The share-based compensation expense that we recognized in our consolidated statements of operations for the three and nine months ended September 26, 2009 and September 27, 2008 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Share-based compensation expense included in:
Cost of sales	$4,333	$3,776	$10,835	$9,146
Research and development	2,254	1,688	6,173	4,154
Selling, general and administrative	15,263	11,289	36,991	28,968
Production start-up	337	558	1,129	1,359
Total share-based compensation expense	$22,187	$17,311	$55,128	$43,627

The increase in share-based compensation expense was primarily the result of new awards.

The following table presents our share-based compensation expense by type of award for the three and nine months ended September 26, 2009 and September 27, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Stock options	$1,627	$3,819	$5,435	$13,554
Restricted stock units	21,024	13,564	51,265	30,009
Unrestricted stock	113	81	338	244
Net amount absorbed into inventory	(577)	(153)	(1,910)	(180)
Total share-based compensation expense	$22,187	$17,311	$55,128	$43,627

Share-based compensation cost capitalized in our inventory was $2.3 million and $0.3 million at September 26, 2009 and December 27, 2008, respectively. As of September 26, 2009, we had $8.6 million of unrecognized share-based compensation cost related to unvested stock option awards, which we expect to recognize as an expense over a weighted-average period of approximately 1.0 year, and $134.1 million of unrecognized share-based compensation cost related to unvested restricted stock units, which we expect to recognize as an expense over a weighted-average period of approximately 2.1 years.

Note 16. Income Taxes

Our Malaysian subsidiary has been granted a tax holiday for a period of 16.5 years, which was originally scheduled to commence on January 1, 2009. The tax holiday, which generally provides for a 100% exemption from Malaysian income tax, is conditional upon our continued compliance in meeting certain employment and investment thresholds. On January 9, 2009, we received formal approval granting our request to pull forward this previously approved tax holiday by one year; the result of which was an $11.5 million reduction in the amount of income taxes previously accrued for the year ended December 27, 2008. As a result, we recognized an income tax benefit of $11.5 million during the three months ended March 28, 2009.

We recognized tax expense of $11.6 million and $37.5 million for the three and nine months ended September 26, 2009, respectively. Our effective tax rate was 7.0% for both the three and nine months ended September 26, 2009. Without the $11.5 million tax benefit discussed above our effective tax rate would have been 9.1% for the nine months ended September 26, 2009. Without the beneficial impact of the Malaysian tax holiday on 2009 operations our effective tax rate would have been 25.1% for the nine months ended September 26, 2009. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate primarily due to the benefit associated with foreign income taxed at lower rates and the beneficial impact of the Malaysian tax holiday.

Page | 25

Note 17. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including employee stock options and restricted stock units.

The calculation of basic and diluted net income per share for the three and nine months ended September 26, 2009 and September 27, 2008 was as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Basic net income per share
Numerator:
Net income	$153,344	$99,269	$498,518	$215,559
Denominator:
Weighted-average common shares outstanding	84,179	80,430	83,196	79,789
Diluted net income per share
Denominator:
Weighted-average common shares outstanding	84,179	80,430	83,196	79,789
Effect of stock options , restricted stock units outstanding and contingent issuable shares	1,713	2,006	1,528	2,227
Weighted-average shares used in computing diluted net income per share	85,892	82,436	84,724	82,016

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Per share information – basic:
Net income per share	$1.82	$1.23	$5.99	$2.70

Per share information - diluted
Net income per share	$1.79	$1.20	$5.88	$2.63

The following number of outstanding employee stock options and restricted stock units were excluded from the computation of diluted net income per share for the three and nine months ended September 26, 2009 and September 27, 2008 as they would have had an antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Restricted stock units and options to purchase common stock	188	108	203	113

Page | 26

Note 18. Comprehensive Income (Loss)

Comprehensive income, which includes foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges and unrealized gains and losses on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net income	$153,344	$99,269	$498,518	$215,559
Foreign currency translation adjustments	16,995	(16,010)	22,008	(6,567)
Change in unrealized gain (loss) on marketable securities, net of tax of $(468) and $(543) for the three and nine months ended September 26, 2009, respectively	1,848	(134)	2,219	(149)
Change in unrealized gain (loss) on derivative instruments, net of tax of $0 and $(65) for the three and nine months ended September 26, 2009, respectively	(10,133)	34,012	(36,215)	14,155
Comprehensive income	162,054	$117,137	486,530	$222,998

Components of accumulated other comprehensive loss were as follows (in thousands):

	September 26, 2009	December 27, 2008
Foreign currency translation adjustments	$14,183	$(7,825)
Unrealized gain on marketable securities, net of tax expense of $687 for 2009 and $144 for 2008	2,481	262
Unrealized loss on derivative instruments, net of tax benefit of $0 for 2009 and $65 for 2008	(53,073)	(16,858)
Accumulated other comprehensive loss	$(36,409)	$(24,421)

Note 19. Statement of Cash Flows

The following table presents a reconciliation of net income to net cash provided by operating activities for the nine months ended September 26, 2009 and September 27, 2008 (in thousands):

	Nine Months Ended
	September 26, 2009	September 27, 2008
Net income	$498,518	$215,559
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	90,720	38,667
Impairment of intangible assets	—	1,335
Share-based compensation	55,128	43,627
Remeasurement of monetary assets and liabilities	438	(318)
Deferred income taxes	(15,888)	930
Excess tax benefits from share-based compensation arrangements	(9,476)	(13,736)
Loss on disposal of property and equipment	985	941
Provision for doubtful accounts receivable	3,990	36
Provision for inventory reserve	5,689	1,540
Gain on sales of investments, net	(7)	(191)
Changes in operating assets and liabilities:
Accounts receivable	(271,119)	(23,705)
Inventories	(71,184)	(87,743)
Project assets	(50,398)
Deferred project costs	(2,747)	(6,436)
Prepaid expenses and other current assets	22,922	(20,138)
Costs and estimated earnings in excess of billings	80	(8,538)
Other assets	(1,951)	(3,239)
Billings in excess of costs and estimated earnings	—	(307)
Accounts payable and accrued expenses	5,695	121,528
Total adjustments	(237,123)	44,253
Net cash provided by operating activities	$261,395	$259,812

Page | 27

Note 20. Segment Reporting

ASC 280, Segment Reporting, establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the company for making operating decisions and assessing financial performance.

Our components segment, which is our principal business, involves the design, manufacture and sale of solar modules which convert sunlight to electricity. We sell our solar modules to sixteen principal customers with which we have long term supply contracts. These customers include project developers, system integrators and operators of renewable energy projects.

Our systems segment consists of our solar power systems business, which includes solar power project development and deployment of our solar modules and balance of system components that we procure from third parties. We sell solar power systems directly to system owners. These sales may also include fully or partially developed land for building solar power systems using our technology, engineering, procurement of permits and equipment, construction management and monitoring and maintenance. We do not recognize revenue from intercompany sales by our components segments to our systems segment. Instead, the sale of our solar modules manufactured by the components segment and used for construction projects are included in “net sales” of our solar power systems and project development business. Our systems segment does not currently meet the quantitative criteria for disclosure as a separate reporting segment, and therefore, we classify it in the “Other” category in the following tables.

Financial information about our segments was as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 26, 2009			September 27, 2008
	Components	Other	Total	Components	Other	Total
Net sales	$480,351	$500	$480,851	$333,085	$15,609	$348,694
Income (loss) before income taxes	$172,499	$(7,532)	$164,967	$138,195	$(5,096)	$133,099
Goodwill	$248,765	$35,240	$284,005	$—	$33,829	$33,829
Assets	$2,849,344	$245,728	$3,095,072	$1,797,119	$62,731	$1,859,850

	Nine Months Ended			Nine Months Ended
	September 26, 2009			September 27, 2008
	Components	Other	Total	Components	Other	Total
Net sales	$1,413,880	$11,055	$1,424,935	$792,049	$20,601	$812,650
Income (loss) before income taxes	$553,797	$(17,800)	$535,997	$305,201	$(13,037)	$292,164
Goodwill	$248,765	$35,240	$284,005	$—	$33,829	$33,829
Assets	$2,849,344	$245,728	$3,095,072	$1,797,119	$62,731	$1,859,850

Page | 28

Note 21. Subsequent Events

        We have evaluated subsequent events through October 29, 2009, the date that these financial statements were issued.

  On September 3, 2009, we announced the appointment of Robert J. Gillette as Chief Executive Officer, and as a member of the Board of Directors, both appointments effective October 1, 2009.  Mr. Gillette succeeded Michael J. Ahearn as our Chief Executive Officer.

       Subsequent to September 26, 2009, Mr. Gillette was granted pursuant to his employment agreement (i) fully vested First Solar shares having an aggregate fair market value on the date of grant equal to $3,250,000; (ii) fully vested First Solar stock options having an aggregate Black-Scholes value on the date of grant equal to $3,250,000; and (iii) restricted stock units having an aggregate fair market value on the date of grant equal to $6,500,000 and subject to cliff-vesting on the second anniversary of the date of grant, with no early acceleration triggers other than change in control. In addition, Mr. Gillette was paid pursuant to his employment agreement 50% of his $5,000,000 sign-on bonus in cash shortly following his start date, with the other 50% to be paid in cash on the first anniversary of Mr. Gillette’s first day of employment with First Solar, regardless of whether Mr. Gillette remains employed with First Solar through such date.

Page | 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate (including the expansion of our project development business); future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; research and development programs and our ability to improve the conversion efficiency of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict” and “continue,” the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in the section entitled “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described under this section.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “First Solar” refer to First Solar, Inc. and its subsidiaries.

Overview

We design and manufacture solar modules using a proprietary thin film semiconductor technology that has allowed us to reduce our average solar module manufacturing costs to among the lowest in the world. Each solar module uses a thin layer of cadmium telluride semiconductor material to convert sunlight into electricity. We manufacture our solar modules on high-throughput production lines and we perform all manufacturing steps ourselves in an automated, proprietary, continuous process, which eliminates the multiple supply chain operators and expensive and time consuming batch processing steps that are used to produce a crystalline silicon solar module. During 2008 and during the nine months ended September 26, 2009, we sold most of our solar modules to solar project developers and system integrators headquartered in Germany, France, Spain and Italy.

Currently, we manufacture our solar modules at our Perrysburg, Ohio, Frankfurt/Oder, Germany and Kulim, Malaysia manufacturing facilities and conduct our research and development activities primarily at our Perrysburg, Ohio manufacturing facility. We devote a substantial amount of resources to research and development with the objective of lowering the per watt price of solar electricity generated by photovoltaic systems. With the objective of reducing the per watt manufacturing cost of electricity generated by photovoltaic systems using our solar modules, we focus our research and development on increasing the conversion efficiency of our solar modules and on reducing the cost and optimizing the effectiveness of the other components in a photovoltaic system.

Through our solar power systems and project development business, we provide a complete solar power system solution, which includes solar power project development and deployment of our modules and balance of system components that we procure from third parties. We sell solar power systems directly to system owners. These sales may also include components, such as fully or partially developed land for building solar power systems using our technology, engineering, procurement of permits and equipment, construction management, and monitoring and maintenance.

On April 3, 2009, we completed the acquisition of the project development business of OptiSolar Inc. which included a multi-gigawatt project pipeline. Each project reflects a specific solar power project by location in varying stages of development. We have integrated the acquired project development business into our solar power systems business.

Page | 30

  Market Overview

In 2009, the solar industry moved from a supply driven to a demand driven environment, with increasing competitive pressure as the photovoltaic industry’s total manufacturing capacity to produce solar modules exceeds current demand for those products. Our customers have faced significant challenges under the current economic conditions, including extended cash realization cycles, weakened balance sheets, constrained working capital, a volatile pricing environment leading to deferred project equity investments, constrained project finance outside of Germany and capital preservation within U.S. utilities. Our net sales could be adversely impacted if legislation reduces the current subsidy programs in Europe, North America or Asia or if interest rates increase or financing is no longer available, all of which could impact our end-users’ ability to either meet their target return on investment or finance their projects. In addition, subsidies for our customers, particularly in Germany, are declining at a rate that is greater than the annual contractual price decline we extend under the long term supply contracts with our customers (Long Term Supply Contracts). As a result, we may be less competitive and not meet our customers’ internal rate of return (IRR) requirements or the profit margin of our customers might decline, or we may decide to lower prices or otherwise create incentives for our customers so that they remain competitive (including possible further amendments to our Long Term Supply Contracts), any or all of which could lead to lower demand and/or lower average selling prices for our solar modules.

During the three months ended September 26, 2009, German installation activity was stronger than in the second fiscal quarter, driven by a combination of anticipation of reduced 2010 German feed-in tariffs, seasonal demand, customer participation in First Solar’s rebate program and improving project finance, tax equity and corporate finance conditions. The second fiscal quarter of 2009 in comparison had been characterized by project and channel competition with aggressive crystalline silicon module pricing, deferred project equity investment based on anticipation of further reductions, project debt constraints or delays, and construction financing delays.

 To the extent the challenging conditions mentioned above return as seasonal strength subsides, our results of operations could be adversely affected by declines in the selling prices of our modules, decreases in sales volumes of our modules and/or increases in our solar module inventories.

We face intense competition from manufacturers of crystalline silicon solar modules as well as other types of solar modules and photovoltaic systems. Solar module manufacturers compete with one another in several product performance attributes, including module cost per watt and levelized cost of electricity, meaning the net present value of total life cycle costs of the solar power project divided by the quantity of energy produced over the system life. We are one of the lowest cost module manufacturers in the solar industry, as evidenced by the further reduction in our average manufacturing cost per watt from $0.98 in the three months ended December 27, 2008 to $0.93, $0.87 and $0.85 in the three months ended March 28, 2009, June 27, 2009 and September 26, 2009, respectively. This cost advantage is reflected in the price at which we sell our modules or fully integrated systems and enables our systems to compete favorably on the levelized cost of electricity generated by our systems. Our cost competitiveness is based in large part on our proprietary technology (which enables conversion efficiency improvements and permits a continuous highly automated industrial manufacturing process), our scale and our operational excellence. In addition, our modules use approximately 1% of the amount of semiconductor material that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules. The current spot market price of polysilicon of approximately between $55 and $63 per kilogram (Kg) is at a level that enables us to remain one of the lowest cost module manufacturers in the solar industry. However, the timing and rate of decrease in the cost of silicon feedstock could lead to pricing pressure for solar modules. Although we are not a crystalline silicon module manufacturer, we estimate based on industry research and public disclosures of our competitors, that a $10 per Kg increase or decrease in the price of polysilicon could increase or decrease, respectively, our competitors’ manufacturing cost per watt by approximately $0.07 to $0.08. Given the lower conversion efficiency of our modules compared to crystalline silicon modules, there are higher balance-of-system costs associated with systems using our modules. Thus, to compete effectively on the basis of levelized cost of electricity our modules need to maintain a certain cost advantage per watt compared to crystalline silicon based modules. Our cost reduction roadmap anticipates manufacturing cost per watt reductions for our product of 10% per year. During the twelve months ended December 27, 2008, we reduced our manufacturing cost per watt by 12% from our cost per watt in the fourth quarter of fiscal 2007. In the first nine months of 2009, we further reduced our manufacturing cost per watt by 13% from our cost per watt in the fourth quarter of fiscal 2008.

While our modules currently enjoy competitive advantages in these product performance attributes, there can be no guarantee that these advantages will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in margin compression, a decline in average selling prices of our solar modules, an erosion in our market share for modules, a decrease in the rate of revenue growth and/or a decline in overall revenues. We are taking several actions to mitigate the potential impact resulting from competitive pressures, including adjusting our pricing policies as necessary in core markets to drive module volumes, continuously making progress along our cost reduction roadmap and focusing our research and development on increasing the conversion efficiency of our solar modules. In addition, we continue to expand our solar power systems and project development business, including through the recent acquisition of the project development business of OptiSolar Inc. Through that business we sell solar power systems, which include our solar modules, directly to systems owners and provide comprehensive utility-scale photovoltaic systems solutions that significantly reduce solar electricity costs. Thus, our solar power systems and project development business allows us to play a much more active role than most of our competitors in managing the demand for, and manufacturing throughput of, our solar modules. Finally, we seek to form and develop strong partner relationships with our customers and continue to develop our range of offerings, including engineering, procurement and construction (EPC) capabilities and monitoring and maintenance services, in order to enhance the competitiveness of systems using our solar modules.

Page | 31

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

Our sales prices under the Long Term Supply Contracts are denominated in euro, exposing us to risks from currency exchange rate fluctuations. During the nine months ended September 26, 2009, 94% of our sales were denominated in euro and subject to fluctuation in the exchange rate between the euro and U.S. dollar.

As of September 26, 2009, we had Long-Term  Supply Contracts with fifteen European solar power system project developers and system integrators. We also have a five-year agreement with a solar power system project developer and system integrator in the United States, which is a related party. These contracts account for a significant portion of our planned production over the period from 2009 through 2013, and therefore, will significantly affect our overall financial performance. We have in the past amended pricing and other terms in our Long Term Supply Contracts in order to remain competitive, as described below, and we may decide in the future to further amend such contracts in order to address the highly competitive environment. In addition, we enter into one-off module sale agreements with customers for specific projects.

During the three months ended March 28, 2009, we amended our Long Term Supply Contracts with certain customers to accelerate the decline in the sales price per watt under these contracts in 2009 and 2010 in exchange for increases in the volume of solar modules to be delivered under the contracts. We also extended the payment terms for certain customers under these contracts from net 10 days to net 45 days.

During the third quarter of 2009, we amended our Long Term Supply Contracts with certain of our customers to implement a program which extends a price rebate to certain of these customers for solar modules purchased from us. The intent of this program is to enable our customers to successfully compete in our core segments in Germany. The rebate program applies a specified rebate rate to solar modules sold for solar power projects in Germany at the beginning of each quarter for the upcoming quarter. The rebate program is subject to periodic review and we will adjust the rebate rate quarterly upward or downward as appropriate. The rebate period commenced during the third quarter of 2009 and terminates at the end of the fourth quarter of 2010. Customers need to meet certain requirements in order to be eligible for and benefit from this program.

We account for rebates as a reduction to the selling price of our solar modules and therefore as a reduction in revenue. No rebates granted under this program can be claimed in cash and all will be applied to reduce outstanding accounts receivable balances. During the three months ended September 26, 2009, we extended rebates to customers in the amount of €48.7 million ($71.5 million at the balance sheet close rate on Septmber 26, 2009 of $1.47/€1.00). We estimate that the aggregate amount of rebates extended to customers in the fourth quarter of 2009 will be a comparable amount.

Net sales for our solar power systems and project development business for the three and nine months ended September 26, 2009 were $0.5 million and $11.1 million, respectively, and $15.6 million and $20.6 million for the three and nine months ended September 27, 2008, respectively, and were not material to our consolidated results of operations. On April 3, 2009, we completed the acquisition of the solar power project development business of OptiSolar Inc. and have integrated this business into our solar power systems business. For a given solar power project, we will recognize revenue for our solar power systems business either after execution of an EPC agreement with a third party, specifying the terms and conditions of the construction of the solar power plant; by applying the provisions for real estate accounting; by applying the percentage-of-completion method of accounting; or upon the sale of the complete system solution as appropriate. During the three months ended September 26, 2009, we continued the development and construction of certain of the acquired projects. We did not recognize any revenues derived from the acquired project development business of OptiSolar during the three and nine months ended September 26, 2009.

Page | 32

Cost of sales

Our cost of sales includes the cost of raw materials and components for manufacturing and installing solar modules and systems, such as tempered back glass, transparent conductive oxide (TCO) coated front glass, cadmium telluride, laminate, connector assemblies, laminate edge seal, inverters and others. Our cost of sales also include direct labor for the manufacturing of solar modules and installation of solar systems and manufacturing overhead such as engineering expense, equipment maintenance, environmental health and safety expenses, quality and production control and procurement. Cost of sales also includes depreciation of manufacturing plants and equipment and facility-related expenses. In addition, we accrue warranty and solar module end-of-life collection and recycling costs to our cost of sales.

We implemented a program in 2005 to collect and recycle our solar modules after their use. Under our collection and recycling program, we enter into an agreement with the end-users of the solar power systems that use our solar modules. In the agreement, we commit, at our expense, to remove the solar modules from the installation site at the end of their life and transport them to a processing center where the solar module materials and components will be either refurbished and resold as used solar modules or recycled to recover some of the raw materials. In return, the owner agrees not to dispose of the solar modules except through our end-of-life collection and recycling program or any other program that we might approve of and is responsible for disassembling the solar modules and packaging them in containers that we provide. At the time we sell a solar module, we record an expense in cost of sales equal to the fair value of the estimated future end-of-life collection and recycling obligation. We subsequently record accretion expense on this future obligation, which we classify within selling, general and administrative expense.

Overall, we expect our cost of sales per watt to decrease over the next several years due to an increase of sellable watts per solar module, an increase in unit output per line, geographic diversification into lower-cost manufacturing regions and more efficient absorption of fixed costs driven by economies of scale.

Deferred project costs represent internal labor and third party consulting costs related to certain projects. We recognize these costs as we recognize the revenue for these projects following the percentage of completion method of accounting under ASC 605. Deferred project costs at September 26, 2009 and December 27, 2008 were $3.5 million and $0.7 million, respectively.

Gross profit

Gross profit is affected by numerous factors, including our average selling prices, foreign exchange rates, our manufacturing costs and the effective utilization of our production facilities. Gross profit is also subject to competitive pressures and we have in the past and may in the future decide to amend our Long Term Supply Contracts, which specify our sales price per watt. Other factors impacting gross profits are the ramp of production on new plants due to a reduced ability to absorb fixed costs until full production volumes are reached, the mix of net sales generated by our module and project business coupled with a geographic factor. Gross profit margin is also affected by our solar power systems segment, which generally operates at a lower gross profit margin, due to the pass-through nature of certain balance of system components procured from third parties.

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

Production start-up

Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. We incurred production start-up expense of $32.5 million during the year ended December 27, 2008 in connection with the planning and preparation of our plants at the Malaysian manufacturing center. Production start-up expense for the nine months ended September 26, 2009 was $12.8 million and related to plant four of our Malaysian manufacturing center and our Ohio plant expansion. In general, we expect production start-up expense per production line to be higher when we build an entirely new manufacturing facility compared with the addition of new production lines at an existing manufacturing facility, primarily due to the additional infrastructure investment required when building an entirely new facility. Over time, we expect production start-up expense to decline as a percentage of net sales and on a cost per watt basis as a result of economies of scale.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities and restricted cash and investments.

Page | 33

Interest expense, net

Interest expense, net of amounts capitalized, is incurred on various debt financings.

Foreign currency gain (loss)

Foreign currency gain (loss) consists of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our functional currencies.

Use of estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, intangible assets, income taxes, warranty obligations, marketable securities valuation, customer rebates, derivative instrument valuation, product collection and recycling, contingencies and litigation and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.1%	43.9%	45.4%	45.3%
Gross profit	50.9%	56.1%	54.6%	54.7%
Research and development	5.0%	2.9%	3.8%	2.8%
Selling, general and administrative	11.2%	14.1%	12.4%	14.9%
Production start-up	0.8%	1.8%	0.9%	2.9%
Operating income	33.9%	37.3%	37.5%	34.1%
Foreign currency gain (loss)	0.0%	(0.5)%	0.2%	(0.1)%
Interest income	0.5%	1.5%	0.5%	2.1%
Interest expense, net	(0.0)%	(0.0)%	(0.3)%	(0.0)%
Other expense, net	(0.1)%	(0.1)%	(0.2)%	(0.1)%
Income tax expense	2.4%	9.7%	2.6%	9.4%
Net income	31.9%	28.5%	35.1%	26.6%

Three Months Ended September 26, 2009 and September 27, 2008

Net sales

	Three Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Three Month Period Change
Net sales	$480,851	$348,694	$132,157	37.9%

The increase in our net sales was primarily due to strong demand for our solar modules resulting in a 102.8% increase in the MW volume of solar modules sold during the three months ended September 26, 2009 compared with the three months ended September 27, 2008. The increase in MW volume of solar modules sold is attributable to the full production ramp of all four plants at our Malaysian manufacturing center and continued improvements to our global copy smart manufacturing process. In addition, we increased the average number of sellable watts per solar module by approximately 3% during the three months ended September 26, 2009 compared with the three months ended September 27, 2008. Our average selling price decreased by approximately 22% during the three months ended September 26, 2009 compared with the three months ended September 27, 2008, primarily due to competitive pressure, including the implementation of a customer rebate program during the three months ended September 26, 2009. In addition, our average selling price during the three months ended September 26, 2009 was adversely impacted by 10% due to a decrease in the foreign exchange rate between the U.S. dollar and the euro and a shift in customer mix compared with the three months ended September 27, 2008. During the three months ended September 26, 2009 and September 27, 2008, 77% and 66%, respectively, of our net sales resulted from sales of solar modules to customers headquartered in Germany.

Page | 34

Cost of sales

	Three Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Three Month Period Change
Cost of sales	$235,858	$153,251	$82,607	53.9%
% of net sales	49.1%	43.9%

The increase in our cost of sales was due to higher production and sales volumes, which resulted from the commencement of production at all of our four plants at our Malaysian manufacturing center. This increase in production and sales volume had the following effects: a $47.9 million increase in direct material expense, a $10.4 million increase in warranty expense and accruals for the costs of the product collection and recycling of our solar modules, $4.3 million increase in sales freight and other costs, and $20.0 million increase in manufacturing overhead costs. The increase in manufacturing overhead costs was due to a $4.3 million increase in salaries and personnel related expenses (including a $1.0 million increase in share-based compensation expense) due to increased headcount and additional share-based compensation awards, a $4.3 million increase in facility and related expenses and an $11.4 million increase in depreciation expense. Each of these manufacturing overhead cost increases primarily resulted from increased infrastructure associated with the build out of our Malaysian manufacturing center. Our average manufacturing cost per watt declined by $0.23 per watt, or 21.3%, from $1.08 in the three months ended September 27, 2008 to $0.85 in the three months ended September 26, 2009 and included $0.02 of non-cash stock based compensation expense.

Gross profit

	Three Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Three Month Period Change
Gross profit	$244,993	$195,443	$49,550	25.4%
% of net sales	50.9%	56.1%

Gross profit as a percentage of net sales decreased by 5.2 percentage points during the three months ended September 26, 2009 compared with the three months ended September 27, 2008 mainly due to a decline in our average selling prices and an adverse foreign currency exchange rate impact. During the three months ended September 26, 2009, increased leverage of our fixed cost infrastructure, continued variable cost reductions and scalability associated with our Malaysian expansions drove a 102.8% increase in the number of megawatts sold and contributed approximately 8.4% to our gross profit, which was more than offset by a 9.4% margin decline attributed to the decrease in our average selling price, compared with the three months ended September 27, 2008.  Additionally, a decrease in the exchange rate between the U.S. dollar and the euro adversely impacted our gross profit by 4.2%. We expect that gross profit will be impacted in future periods by the volatility of the exchange rate between the U.S. dollar and the euro and product mix between our systems and components business segments.

Research and development

	Three Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Three Month Period Change
Research and development	$24,136	$9,952	$14,184	142.5%
% of net sales	5.0%	2.9%

The increase in our research and development expense was due to a $3.3 million increase in personnel related expense (including a $0.6 million increase in share-based compensation expense) due to increased headcount devoted to working on various projects intended to increase the efficiency of our solar modules at converting sunlight into electricity. In addition, testing and qualification material costs increased by $8.9 million, consulting and other expenses increased by $1.9 million and grants received decreased by $0.1 million during the three months ended September 26, 2009 compared with the three months ended September 27, 2008.

Page | 35

Selling, general and administrative

	Three Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Three Month Period Change
Selling, general and administrative	$53,990	$48,995	$4,995	10.2%
% of net sales	11.2%	14.1%

The increase in selling, general and administrative expense was primarily due to a $11.9 million increase in salaries and personnel-related expenses (including a $4.0 million increase in share-based compensation), a $1.4 million increase in legal and professional service fees and a $8.3 million decrease in other expense during the three months ended September 26, 2009 compared with the three months ended September 27, 2008. Selling, general and administrative includes a non-recurring benefit of $9.6 million, including a reduction of a previously established reserve for doubtful accounts receivable of $3.0 million.

Production start-up

	Three Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Three Month Period Change
Production start-up	$4,076	$6,344	$(2,268)	(35.8)%
% of net sales	0.8%	1.8%

During the three months ended September 26, 2009, we incurred $4.1 million of production start-up expenses for our Perrysburg manufacturing expansion, including legal, regulatory and personnel costs, compared with $6.3 million of production start-up expenses for our Malaysian manufacturing expansion during the three months ended September 27, 2008. Production start-up expenses are comprised of the cost of labor and material and depreciation expense to run and qualify the production lines, related facility expenses, management of our replication process and legal and regulatory costs.

Foreign currency gain (loss)

	Three Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Three Month Period Change
Foreign currency gain (loss)	$114	$(1,889)	$2,003	106.0%

Foreign currency exchange resulted in a gain primarily due to a significant decrease in our net foreign currency denominated assets and liabilities.

Interest income

	Three Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Three Month Period Change
Interest income	$2,398	$5,323	$(2,925)	(55.0)%

Interest income decreased primarily due to a substantial decline in interest rates.

Interest expense, net

	Three Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Three Month Period Change
Interest expense, net	$89	$127	$(38)	(29.9)%

Interest expense, net of amounts capitalized decreased primarily due to higher amounts of interest expense capitalized during the three months ended September 26, 2009.

Page | 36

Other expense, net

	Three Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Three Month Period Change
Other expense, net	$247	$360	$(113)	(31.4)%

Other expense, net decreased primarily due to lower financing fees.

Income tax expense

	Three Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Three Month Period Change
Income tax expense	$11,623	$33,830	$(22,207)	(65.6)%
Effective tax rate (%)	7.0%	25.4%

Income tax expense decreased primarily due to the tax benefit that relates to the Malaysian tax holiday granted to our Malaysian subsidiary, offset by an increase in pre-tax income of $31.9 million. See also Note 16 to our condensed consolidated financial statements for more information.

Nine Months ended September 26, 2009 and September 27, 2008

Net sales

	Nine Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Nine Month Period Change
Net sales	$1,424,935	$812,650	$612,285	75.3%

The increase in our net sales was primarily due to strong demand for our solar modules resulting in a 129.4% increase in the MW volume of solar modules sold during the nine months ended September 26, 2009 compared with the nine months ended September 27, 2008. The increase in MW volume of solar modules sold is attributable to the full production ramp of all four plants at our Malaysian manufacturing center and continued improvements to our manufacturing process. In addition, we increased the average number of sellable watts per solar module by approximately 3% during the nine months ended September 26, 2009 compared with the nine months ended September 27, 2008. Our average selling price decreased by approximately 15% during the nine months ended September 26, 2009 compared with the nine months ended September 27, 2008 primarily due to competitive pressure, including the implementation of a customer rebate program during the three months ended September 26, 2009. In addition, our average selling price was adversely impacted by approximately 9% due to a decrease in the foreign exchange rate between the U.S. dollar and the euro and a shift in customer mix. During the nine months ended September 26, 2009 and September 27, 2008, 71% and 75%, respectively, of our net sales resulted from sales of solar modules to customers headquartered in Germany.

Cost of sales

	Nine Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Nine Month Period Change
Cost of sales	$646,562	$368,183	$278,379	75.6%
% of net sales	45.4%	45.3%

The increase in our cost of sales was due to higher production and sales volumes, which resulted from the commencement of production at all of our four plants at our Malaysian manufacturing center. This increase in production and sales volume had the following effects: a $165.2 million increase in direct material expense, a $26.5 million increase in warranty expense and accruals for the costs of the product collection and recycling of our solar modules, a $11.2 million increase in sales freight and other costs, and a $75.5 million increase in manufacturing overhead costs. The increase in manufacturing overhead costs was due to a $18.8 million increase in salaries and personnel related expenses (including a $3.5 million increase in share-based compensation expense), a $22.5 million increase in facility and related expenses and a $34.2 million increase in depreciation expense. Each of these manufacturing overhead cost increases primarily resulted from increased infrastructure associated with the build out of our Malaysian manufacturing center. Our average manufacturing cost per watt declined by $0.25 per watt, or 22.1%, from $1.13 in the nine months ended September 27, 2008 to $0.88 in the nine months ended September 26, 2009 and included $0.01 of ramp penalty associated with the ramp and qualification of our Malaysian and Perrysburg manufacturing facilities and $0.01 of non-cash stock based compensation.

Page | 37

Gross profit

	Nine Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Nine Month Period Change
Gross profit	$778,373	$444,467	$333,906	75.1%
% of net sales	54.6%	54.7%

Gross profit as a percentage of net sales decreased by 0.1 percentage points in the nine months ended September 26, 2009 compared with the nine months ended September 27, 2008 due to a decline in our average selling prices and an adverse foreign currency exchange rate impact. During the nine months ended September 26, 2009, increased leverage of our fixed cost infrastructure, continued variable cost reductions and scalability associated with our Malaysian expansions drove a 129.4% increase in the number of megawatts sold and contributed approximately 8.1% to our gross profit. The decrease in our average selling prices and a decline in the exchange rate between the U.S. dollar and the euro adversely impacted our gross profit by 8.2%. We expect that gross profit will be impacted in future periods by the volatility of the exchange rate between the U.S. dollar and the euro and product mix between our systems and components business segment.

Research and development

	Nine Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Nine Month Period Change
Research and development	$54,445	$22,437	$32,008	142.7%
% of net sales	3.8%	2.8%

The increase in our research and development expense was due to a $11.0 million increase in personnel related expense (including a $2.0 million increase in share-based compensation expense) due to increased headcount devoted to working on various projects intended to increase the efficiency of our solar modules at converting sunlight into electricity. In addition, testing and qualification material costs increased by $17.7 million, consulting and other expenses increased by $2.4 million and grants received decreased by $0.9 million during the nine months ended September 26, 2009, compared with the nine months ended September 27, 2008. Throughout the fiscal period, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity.

Selling, general and administrative

	Nine Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Nine Month Period Change
Selling, general and administrative	$176,231	$121,292	$54,939	45.3%
% of net sales	12.4%	14.9%

The increase in selling, general and administrative expense was due to a $37.5 million increase in salaries and personnel-related expenses (including an $8.1 million increase in share-based compensation expense). In addition, legal and professional service fees increased by $9.8 million, and other expenses increased by $7.6 million during the nine months ended September 26, 2009 compared with the nine months ended September 27, 2008. Selling, general and administrative expense for the nine months ended September 26, 2009 includes $5.5 million of costs related to the acquisition, integration and operation of the solar power project development business of OptiSolar, which we acquired on April 3, 2009.

Page | 38

Production start-up

	Nine Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Nine Month Period Change
Production start-up	$12,809	$23,727	$(10,918)	(46.0)%
% of net sales	0.9%	2.9%

During the nine months ended September 26, 2009, we incurred $12.8 million of production start-up expenses for our Malaysian and Perrysburg manufacturing expansions, including legal, regulatory and personnel costs, compared with $23.7 million of production start-up expenses for our Malaysian manufacturing expansion during the nine months ended September 27, 2008. Production start-up expenses are comprised of the cost of labor and material and depreciation expense to run and qualify the production lines, related facility expenses, management of our replication process and legal and regulatory costs.

Foreign currency gain (loss)

	Nine Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Nine Month Period Change
Foreign currency gain (loss)	$2,187	$(468)	$2,655	N.M	.

         Foreign currency gain increased primarily due to the high volatility of the U.S. dollar relative to other currencies, in particular, the euro.

Interest income

	Nine Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Nine Month Period Change
Interest income	$6,449	$16,931	$(10,482)	(61.9)%

Interest income decreased primarily due to a substantial decline in interest rates.

Interest expense, net

	Nine Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Nine Month Period Change
Interest expense, net	$4,851	$131	$4,720	N.M	.

Interest expense, net of amounts capitalized, increased primarily due to lower amounts of interest expense capitalized during the nine months ended September 26, 2009 as we completed the construction of our Malaysian manufacturing center. In addition, interest expense, net for the nine months ended September 26, 2009 includes an expense of $2.4 million related to the termination of the interest rate swaps for our German debt facility. We fully repaid this facility on June 30, 2009.

Other expense, net

	Nine Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Nine Month Period Change
Other expense, net	$2,676	$1,179	$1,497	127.0%

Other expense, net, increased primarily due to expenses associated with our credit default swaps, which expired in the second quarter of 2009.

Income tax expense

	Nine Months Ended
(Dollars in thousands)	September 26, 2009	September 27, 2008	Nine Month Period Change
Income tax expense	$37,479	$76,605	$(39,126)	(51.1)%
Effective tax rate (%)	7.0%	26.2%

Income tax expense decreased primarily due to the tax benefit that relates to the Malaysian tax holiday granted to our Malaysian subsidiary, offset by an increase in pre-tax income of $243.8 million. See also Note 16 to our condensed consolidated financial statements for more information.

Page | 39

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 27, 2008 filed with the Securities and Exchange Commission. Our critical accounting policies reflect the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic (ASC) 805,  Business Combinations, in the second quarter of fiscal 2009.

During the third quarter of fiscal 2009, we adopted the provisions of ASC 976, Accounting for Sales of Real Estate for certain solar power projects.

Recent Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

At September 26, 2009, we had $830.1 million in cash, cash equivalents and marketable securities, compared with $821.8 million at December 27, 2008. We believe that our current cash, cash equivalents, marketable securities, cash flows from operating activities, our revolving credit facility and debt financings for our Malaysian plants will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan.

On September 4, 2009, we entered into a revolving credit facility pursuant to a Credit Agreement among First Solar, Inc., certain of its subsidiaries (consisting of First Solar Manufacturing GmbH, a German subsidiary, and other subsidiaries who may in the future be designated as borrowers pursuant to the Credit Agreement) and several lenders, including JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides First Solar, Inc. and the borrowing subsidiaries with a senior secured three-year revolving credit facility with an aggregate available amount of $300.0 million, a portion of which is available for letters of credit and swingline loans. See Note 13 to our condensed consolidated financial statements for additional information.

Our expanding project development business is expected to have increasing liquidity requirements in the future. Solar power project development cycles, which span the time between the identification of land and the commercial operation of a photovoltaic power plant project, vary substantially and can take many months or years to mature. As a result of these long project cycles, we may need to make significant up front investments of resources in advance of the signing of power purchase agreements (PPAs) and EPC contracts and the receipt of any revenue. We have historically financed these up front investments primarily using working capital and cash on hand. In the future, we may also engage in one or more debt or equity financings. Such financings could result in increased expenses or dilution to our existing stockholders. If we are unable to obtain debt or equity financing on reasonable terms, we may be unable to execute our expansion strategy.

The recent and unprecedented disruption in the credit markets has had a significant adverse impact on a number of financial institutions. As of September 26, 2009, our liquidity and investments have not been materially adversely impacted by the current credit environment and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.

Cash Flows

Operating Activities

Cash received from customers increased to $1,169.3 million during the nine months ended September 26, 2009 compared with $779.2 million during the nine months ended September 27, 2008 primarily due to an increase in net sales, offset by an increase in accounts receivable of $271.1 million. The increase in accounts receivable was primarily due to the amendment of certain of our customers’ Long Term Supply Contracts to extend their payment terms from net 10 days to net 45 days and due to additional volume shipped during the nine months ended September 26, 2009. Our net sales increased from $812.7 million during the nine months ended September 27, 2008 to $1,424.9 million during the nine months ended September 26, 2009.

Cash paid to suppliers and associates increased to $771.0 million during the nine months ended September 26, 2009 from $513.6 million during the nine months ended September 27, 2008, mainly due to an increase in raw material and component purchases, an increase in personnel-related costs due to higher headcount and other costs supporting our growth. Inventory increased by $71.2 million, of which $45.6 million related to an increase in finished goods inventory as a result of increased inventory requirements for utility scale projects in North America.

 We also had a net payment of $123.0 million relating to income taxes during the nine months ended September 26, 2009, compared with a net payment of $3.2 million during the nine months ended September 27, 2008.

Page | 40

Investing Activities

Cash used in investing activities was $605.0 million during the nine months ended September 26, 2009 compared with $197.3 million during the nine months ended September 27, 2008. Cash used in investing activities during the nine months ended September 26, 2009 resulted primarily from capital expenditures of $210.8 million, the net purchase of marketable securities of $357.7 million, net investments in notes receivable of $30.6 million and an increase in our restricted cash and investments of $4.4 million.

The increase in capital expenditures was primarily due to the construction of our new plants in Malaysia and the expansion of our plant in Perrysburg, Ohio. Further, we extended loans in the amount of $30.6 million under an existing credit facility and revolving VAT facility agreement to a customer to provide financing of a photovoltaic facility and pre-finance the amounts of German value added tax (VAT) and other tax obligations. See Note 12 to our condensed consolidated financial statements for more information about these credit facilities.

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

Since 2005, we have pre-funded our estimated solar module collection and recycling costs through depository-type agreements with a financial services company. During the nine months ended September 26, 2009, we terminated this agreement and commuted all the funds to a custodial account with a large bank as investment advisor, in the name of a trust, for which First Solar, Inc., First Solar Malaysia Sdn. Bhd., and First Solar Manufacturing GmbH are grantors. At September 26, 2009, we had $37.2 million in this account, which we classified in our restricted investments on our balance sheet. See Note 7 to our condensed consolidated financial statements for additional information.

Cash used in investing activities was $197.3 million in the nine months ended September 27, 2008 primarily due to capital expenditures of $330.6 million related to the construction of our plants in Malaysia and an increase in our restricted investments of $15.3 million to fund our solar module collection and recycling program. Cash provided by investing activities during the nine months ended September 27, 2008 resulted primarily from the net proceeds of marketable securities of $148.6 million.

Financing Activities

Cash used in financing activities was $4.1 million during the nine months ended September 26, 2009 compared with cash provided by financing activities of $122.8 million during the nine months ended September 27, 2008. Cash provided by financing activities during the nine months ended September 26, 2009 resulted primarily from proceeds from the issuance of debt, net of issuance cost, of $44.8 million related to the equipment export financing agreement for our Malaysian manufacturing center. These cash proceeds were offset by the repayment of long-term debt of $63.7 million. Proceeds from the issuance of common stock of $4.7 million during the nine months ended September 26, 2009 were mainly due to proceeds received from the exercise of employee stock options. Excess tax benefits from share-based compensation arrangements during the nine months ended September 26, 2009 were $9.5 million.

Cash provided by financing activities for the nine months ended September 27, 2008 resulted primarily from an increase in investment incentives related to the construction of our plant in Frankfurt/Oder, Germany of $35.7 million and proceeds from the issuance of debt, net of issuance cost, of $94.1 million related to the equipment export facility agreement for our Malaysian manufacturing center. See Note 13 to our condensed consolidated financial statements for more information about these credit facilities. This increase was partially offset by the repayment of long-term debt of $34.8 million in the nine months ended September 27, 2008. Proceeds from the issuance of common stock of $14.1 million during the nine months ended September 27, 2008 were mainly due to proceeds received from the exercise of employee stock options. Excess tax benefits from share-based compensation arrangements during the nine months ended September 27, 2008 were $13.7 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 26, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our international operations accounted for 97% of our net sales in the nine months ended September 26, 2009 and September 27, 2008, of which 94% and 100% of these sales, respectively, were denominated in euro. As a result, we have exposure to foreign exchange risk with respect to almost all of our net sales. Fluctuations in exchange rates, particularly in the U.S. dollar to euro exchange rate, affect our gross and net profit margins and could result in foreign exchange and operating losses. In the past, most of our exposure to foreign exchange risk has related to currency gains and losses between the times we sign and settle our sales contracts. For example, our Long Term Supply Contracts obligate us to deliver solar modules at a fixed price in euros per watt and do not adjust for fluctuations in the U.S. dollar to euro exchange rate. For the nine months ended September 26, 2009, a 10% change in the euro exchange rates would have impacted our net euro sales by $140.8 million. With the expansion of our manufacturing operations into Germany and Malaysia, many of our operating expenses for the plants in these countries are denominated in the local currency.

Page | 41

Our primary foreign currency exposures are transaction exposure, cash flow exposure and earnings translation exposure:

Transaction Exposure:  Many components of our business have assets and liabilities (primarily receivables, investments, accounts payable, debt, solar module collection and recycling liabilities and inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. Changes in the exchange rates between our components’ functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in our reported consolidated financial position, results of operations and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to hedge assets and liabilities against the short-term effects of currency exchange rate fluctuations. The gains and losses on the foreign exchange forward contracts will offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency assets and liabilities.

Since our acquisition of the solar power project development business of OptiSolar on April 3, 2009, we have become exposed to currency exchange rate fluctuations between the U.S. dollar and Canadian dollar.

As of September 26, 2009, the total notional value of our foreign exchange forward contracts to purchase and sell euros with/for U.S. dollars was €225.9 million and €198.9 million, respectively ($332.1 million and $292.4 million, respectively, at the balance sheet close rate on September 26, 2009 of $1.47/€1.00); the total notional value of our foreign exchange forward contracts to purchase and sell U.S. dollars with/for euros was $20.8 million and $38.7 million, respectively; the total notional value of our foreign exchange forward contracts to purchase and sell Malaysian ringgits with/for U.S. dollars was MYR 128.2 million and MYR 30.0 million, respectively ($37.2 million and $8.7 million, respectively, at the balance sheet close rate on September 26, 2009 of $0.29/MYR1.00); and the total notional value of our foreign exchange forward contracts to purchase and sell Canadian dollars with/for U.S. dollars was CAD 5.7 million and CAD 22.1 million, respectively ($5.2 million and $20.1 million, respectively, at the balance sheet close rate on September 26, 2009 of $0.91/CAD1.00). As of September 26, 2009, the total unrealized gain on these contracts was $2.9 million. These contracts have maturities of less than two months.

If the U.S. dollar would have weakened by 10% against the euro, Malaysian ringgit and Canadian dollar, the adverse impact on our income before income taxes related to our foreign exchange contracts to purchase and sell euro, Malaysian ringgit and Canadian dollar would have been $2.3 million.

Cash Flow Exposure:  We expect many of the components of our business to have material future cash flows, including revenues and expenses, that will be denominated in currencies other than the components’ functional currency. Our primary cash flow exposures are future customer collections and vendor payments. Changes in the exchange rates between our components’ functional currency and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. Accordingly, we may enter into foreign exchange forward contracts to hedge the value of a portion of these forecasted cash flows. We account for these foreign exchange contracts as cash flow hedges. We initially report the effective portion of the derivative’s gain or loss in accumulated other comprehensive income (loss) and subsequently reclassify amounts into earnings when the hedged transaction is settled.

Most of our German plant’s operating expenses are denominated in euros, creating natural hedges against the currency risk in our net sales. In addition, we purchased forward contracts to hedge the exchange risk on forecasted cash flows denominated in euro. As of September 26, 2009, the total notional value of these forward contracts was €499.5 million ($734.3 million at the balance sheet close rate on September 26, 2009 of $1.47/€1.00).

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

In the past, currency exchange rate fluctuations have had an impact on our business and results of operations. For example, currency exchange rate fluctuations negatively impacted our cash flows by $3.7 million and $7.7 million in the nine months ended September 26, 2009 and September 27, 2008, respectively. Although we cannot predict the impact of future currency exchange rate fluctuations on our business or results of operations, we believe that we will continue to have risk associated with currency exchange rate fluctuations in the future.

Page | 42

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

During 2006, we entered into a credit facility with a consortium of banks for the financing of our German plant, which bore interest at the Euro Interbank Offered Rate (Euribor) plus 1.6%. We had interest rate swap contracts with a financial institution that effectively converted to fixed rates the variable rate of Euribor on the term loan portion of this credit facility. These swap contracts were required under the credit facility agreement which we repaid and terminated on June 30, 2009. Therefore, we terminated these interest rate swap contracts on June 26, 2009 and consequently recognized interest expense of €1.7 million ($2.5 million at the balance sheet close rate on September 26, 2009 of $1.47/€1.00). The termination of the interest rate swap contracts settled on June 30, 2009.

During May 2008, we entered into an euro-denominated credit facility to finance some of the equipment cost for our Malaysian manufacturing center. The loans under the fixed-rate portion of the credit facility bear interest on the outstanding unpaid principal balance at an annual rate of 4.54%. The loans under the floating-rate portion of the credit facility bear interest on the outstanding unpaid principal balance at Euribor plus a margin of 0.55%. On May 29, 2009, we entered into an interest rate swap contract with a notional value of  €57.3 million ($84.2 million at the balance sheet close rate on September 26, 2009 of $1.47/€1.00) to receive a six-month floating interest rate, equal to Euribor, and pay a fixed rate of 2.80%. This contract became effective on September 30, 2009. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt.

In addition, we invest in debt securities, which exposes us to interest rate risk. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including money market mutual funds, government and non-government debt securities and certificates of deposit. As of September 26, 2009, our fixed-income investments earned a pretax yield of 1.2%, with a weighted average maturity of 10.0 months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the market value of our total investment portfolio could decrease (increase) by $5.5 million. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our financial position, results of operations or cash flows. As of September 26, 2009, all of our investments were in money market mutual funds, federal and foreign agency debt, supranational debt, corporate debt securities and foreign government obligations.

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

Page | 43

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of September 26, 2009 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 26, 2009 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended September 26, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting during the fiscal quarter ended September 26, 2009.

CEO and CFO Certifications

We have attached as exhibits to this Quarterly Report on Form 10-Q the certifications of our Chief Executive Officer and Chief Financial Officer which are required in accordance with the Exchange Act. We recommend that this Item 4 be read in conjunction with those certifications for a more complete understanding of the subject matter presented.

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

Page | 44

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

In order to construct and operate our PV plants, we need to acquire or lease land and obtain all necessary local, county, state and federal approvals, licenses and permits. We may be unable to acquire the land or lease interests needed, may not receive or retain the requisite approvals, permits and licenses or may encounter other problems which could delay or prevent us from successfully constructing and operating PV plants. For instance, the California Independent System Operator has recently modified its transmission interconnection rules, phasing out a serial process in favor of a cluster process for new projects, and may further modify its rules in a manner that could negatively impact our favorable position in transmission queues. Certain of our projects under development will remain subject to the serial process while other projects in earlier stages of development, as well as new projects on a going-forward basis, will be subject to the cluster process.  Although the transition to the cluster process is still evolving and its ultimate impact is not yet fully known, our project transmission costs could be materially higher than previously estimated under the serial process, and our projects could be delayed or subject to transmission planning timing uncertainties.

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

In addition, local labor unions may increase the cost of, and/or lower the productivity of, project development in Canada and California.

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

Page | 45

Developing solar power projects may require significant upfront investment prior to the signing of a power purchase agreement (PPA) or an EPC contract, which could adversely affect our business and results of operations.

Our solar power project development cycles, which span the time between the identification of land and the commercial operation of a PV power plant project, vary substantially and can take many months or years to mature. As a result of these long project cycles, we may need to make significant upfront investments of resources in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Our potential inability to enter into sales contracts with potential customers after making such upfront investments could adversely affect our business and results of operations.

German feed-in-tariffs may be adjusted earlier than previously expected, and any downward adjustment could reduce demandfor our solar modules, lead to a reduction in our net sales and adversely impact our operating results.

     Reduced growth in or the reduction, elimination or expiration of government subsidies, economic incentives and other support for on-grid solar electricity may result in the diminished competitiveness of solar energy relative to conventional and non-solar renewable sources of energy, and could materially and adversely affect the growth of the solar energy industry and our net sales. Federal, state and local governmental bodies in many countries, most notably Germany, Italy, Spain, France, Greece, Portugal, South Korea, Japan, Canada and the United States, have provided subsidies in the form of feed-in tariffs, rebates, tax incentives and other incentives to end-users, distributors, systems integrators and manufacturers of photovoltaic products. Many of these government incentives, such as feed-in-tariffs under the German Renewable Energy Law, or the EEG, expire, phase out over time or require renewal by the applicable authority.  Germany is currently one of our core geographic markets, and a substantial majority of our net sales result from sales of solar modules to customers headquartered in Germany.  The EEG was modified as of January 1, 2009 by the German Government, and feed-in-tariffs were significantly reduced compared with the former legislation. The next review of German feed-in-tariffs is scheduled for 2012.  However, an earlier adjustment is highly likely following the recent election of a new center-right/liberal government. If the German government reduces or eliminates the subsidies under the EEG, demand for photovoltaic products could significantly decline in Germany, which could have a material adverse effect on our business, financial condition and results of operations.

  Our ability to pursue an expansion strategy in Ontario, Canada beyond certain existing projects may be adversely affected byrestrictions contained in the new Ontario feed-in-tariff program.

   In Ontario, Canada, a new feed-in-tariff program was introduced in September 2009 and replaced the Renewable Energy Standard Offer Program (RESOP) as the primary subsidy program for future renewable energy projects.  In order to participate in the Ontario feed-in-tariff program, certain provisions relating to minimum required domestic content and land use restrictions for solar installations must be satisfied. The new domestic content and land restriction rules do not apply to the Sarnia solar projects and the other projects governed by RESOP contracts that we acquired in connection with our acquisition of the solar power project development business of OptiSolar Inc. in April 2009. However, our Ontario projects in earlier stages of development that are not governed by RESOP contracts, as well as any potential new projects in Ontario, will be subject to such domestic content and land restriction rules.   As these rules are currently written, we will be unable to fully satisfy such rules (in particular the domestic content requirement rules) and thus qualify for the Ontario feed-in-tariff.  In the event the Ontario domestic content and land use restriction rules are not sufficiently modified, our ability to participate in the Ontario feed-in-tariff program for future projects will be substantially reduced and possibly completely eliminated, and thus our ability to pursue an expansion strategy in Ontario, Canada beyond our existing RESOP projects would be adversely affected.

If our goodwill, investment in a related party or project assets become impaired, we may be required to record a significant charge to earnings.

We may be required to record a significant charge to earnings in our financial statements should we determine that our goodwill, investment in a related party or project assets are impaired. Such a charge might have a significant impact on our financial position and results of operations.

As required by accounting rules, we review our goodwill, investment in related party and project assets for impairment when events or changes in our business or circumstances indicate that their fair value might be less than their carrying value. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill might not be recoverable include a significant decline in our stock price and market capitalization, a significant decline in projections of future cash flows and significantly slower growth rates in our industry. We are also required to test goodwill for impairment at least annually. We would write down project assets, which are capitalized on the balance sheet for certain solar power projects, should we determine that the project is not commercially viable.

Page | 46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Recent Sales of Unregistered Securities

As previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2009, on April 3, 2009, we completed the acquisition of the solar power project development business (the Project Business) of OptiSolar Inc., a Delaware corporation (OptiSolar). Pursuant to an Agreement and Plan of Merger (the Merger Agreement) dated as of March 2, 2009 by and among First Solar, First Solar Acquisition Corp., a Delaware corporation (Merger Sub), OptiSolar and OptiSolar Holdings LLC, a Delaware limited liability company (OptiSolar Holdings), Merger Sub merged with and into OptiSolar, with OptiSolar surviving as a wholly-owned subsidiary of First Solar (the Merger). Pursuant to the Merger, all the outstanding shares of common stock of OptiSolar held by OptiSolar Holdings were exchanged for the Merger Shares. The Merger Shares consisted of 2,972,420 shares of First Solar common stock, par value $0.001 per share, including (i) 732,789 shares that have been issued and deposited with an escrow agent to support certain indemnification obligations of OptiSolar Holdings, and (ii) 355,096 shares that were issuable upon satisfaction of conditions relating to the satisfaction of certain then existing liabilities of OptiSolar (the Holdback Shares). The Merger Shares and certain Holdback Shares were issued, and any remaining Holdback Shares will be issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. First Solar has prepared and filed with the Securities and Exchange Commission a registration statement under the Securities Act covering the resale of 2,801,435 of the Merger Shares.

As of September 26, 2009, 333,932 Holdback Shares had been issued to OptiSolar Holdings. Of this amount, 331,523 Holdback shares were issued to OptiSolar Holdings during the three months ended September 26, 2009. As of September 26, 2009, a total of 2,951,256 Merger Shares had been issued. The period during which claims for indemnification from the escrow fund may be inititated commenced on April 3, 2009 and will end on April 3, 2011.

Page | 47

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed or Furnished Herewith
10.1	Credit Agreement, dated as of September 4, 2009, among First Solar, Inc., First Solar Manufacturing GmbH, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America and The Royal Bank of Scotland plc, as Documentation Agents, and Credit Suisse, Cayman Islands Branch, as Syndication Agent	8-K	001-33156	09/10/09	10.1

10.2	Charge of Company Shares, dated as of September 4, 2009, between First Solar, Inc., as Chargor, and JPMorgan Chase Bank, N.A., as Security Agent, relating to 66% of the shares of First Solar FE Holdings Pte. Ltd. (Singapore)	8-K	001-33156	09/10/09	10.2

10.3	German Share Pledge Agreements, dated as of September 4, 2009, between First Solar, Inc., First Solar Holdings GmbH, First Solar Manufacturing GmbH, First Solar GmbH, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	09/10/09	10.3

10.4	Guarantee and Collateral Agreement, dated as of September 4, 2009, by First Solar, Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	09/10/09	10.4

10.5	Guarantee, dated as of September 8, 2009, between First Solar Holdings GmbH, First Solar GmbH, First Solar Manufacturing GmbH, as German Guarantors, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	09/10/09	10.5

10.6	Assignment Agreement, dated as of September 4, 2009, between First Solar Holdings GmbH and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	09/10/09	10.6

10.7	Assignment Agreement, dated as of September 4, 2009, between First Solar GmbH and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	09/10/09	10.7

10.8	Assignment Agreement, dated as of September 8, 2009, between First Solar Manufacturing GmbH and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	09/10/09	10.8

10.9	Security Trust Agreement, dated as of September 4, 2009, between First Solar, Inc., First Solar Holdings GmbH, First Solar GmbH, First Solar Manufacturing GmbH, as Security Grantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Secured Parties party thereto	8-K	001-33156	09/10/09	10.9

10.10	Employment Agreement and Change in Control Severance Agreement dated September 9, 2009 between First Solar, Inc. and Robert J. Gillette	8-K	001-33156	09/10/09	10.1

10.11	Memorandum of Understanding, dated September 8, 2009, between First Solar, Inc. and Ordos City Government	8-K	001-33156	09/08/09	99.2

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
		—	—	—	—	X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

101.INS**	XBRL Instance Document	—	—	—	—	X

101.SCH**	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.DEF**	XBRL Definition Linkbase Document	—	—	—	—	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.LAB**	XBRL Taxonomy Label Linkbase Document	—	—	—	—	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

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

Page | 48

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOLAR, INC.

By:  /s/ JENS MEYERHOFF
Jens Meyerhoff
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

October 29, 2009

Page | 49

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed or Furnished Herewith
10.1	Credit Agreement, dated as of September 4, 2009, among First Solar, Inc., First Solar Manufacturing GmbH, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America and The Royal Bank of Scotland plc, as Documentation Agents, and Credit Suisse, Cayman Islands Branch, as Syndication Agent	8-K	001-33156	09/10/09	10.1

10.2	Charge of Company Shares, dated as of September 4, 2009, between First Solar, Inc., as Chargor, and JPMorgan Chase Bank, N.A., as Security Agent, relating to 66% of the shares of First Solar FE Holdings Pte. Ltd. (Singapore)	8-K	001-33156	09/10/09	10.2

10.3	German Share Pledge Agreements, dated as of September 4, 2009, between First Solar, Inc., First Solar Holdings GmbH, First Solar Manufacturing GmbH, First Solar GmbH, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	09/10/09	10.3

10.4	Guarantee and Collateral Agreement, dated as of September 4, 2009, by First Solar, Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	09/10/09	10.4

10.5	Guarantee, dated as of September 8, 2009, between First Solar Holdings GmbH, First Solar GmbH, First Solar Manufacturing GmbH, as German Guarantors, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	09/10/09	10.5

10.6	Assignment Agreement, dated as of September 4, 2009, between First Solar Holdings GmbH and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	09/10/09	10.6

10.7	Assignment Agreement, dated as of September 4, 2009, between First Solar GmbH and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	09/10/09	10.7

10.8	Assignment Agreement, dated as of September 8, 2009, between First Solar Manufacturing GmbH and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	09/10/09	10.8

10.9	Security Trust Agreement, dated as of September 4, 2009, between First Solar, Inc., First Solar Holdings GmbH, First Solar GmbH, First Solar Manufacturing GmbH, as Security Grantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Secured Parties party thereto	8-K	001-33156	09/10/09	10.9

10.10	Employment Agreement and Change in Control Severance Agreement dated September 9, 2009 between First Solar, Inc. and Robert J. Gillette	8-K	001-33156	09/10/09	10.1

10.11	Memorandum of Understanding, dated September 8, 2009, between First Solar, Inc. and Ordos City Government	8-K	001-33156	09/08/09	99.2

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
		—	—	—	—	X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

101.INS**	XBRL Instance Document	—	—	—	—	X

101.SCH**	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.DEF**	XBRL Definition Linkbase Document	—	—	—	—	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X

101.LAB**	XBRL Taxonomy Label Linkbase Document	—	—	—	—	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

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

Page | 50