Form 10-K
period 2009-12-26
FIRST SOLAR, INC.
filed 2010-02-22
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 27, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7,360,781,207 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant are not included in that amount, because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 12, 2010, 85,229,228 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2010, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 26, 2009

Throughout this Annual Report on Form 10-K, we refer to First Solar, Inc. and its consolidated subsidiaries as “First Solar,” the “Company,” “we,” “us,” and “our.” Our fiscal years end on the last Saturday in December. Our last three fiscal years ended on December 26, 2009, December 27, 2008 and December 29, 2007.

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

PART I

Item 1:  Business

Overview

We manufacture and sell solar modules with an advanced thin film semiconductor technology, and we design, construct and sell photovoltaic (PV) solar power systems.

In addressing a growing global demand for PV solar electricity, we target markets with varying approaches depending on the underlying economics, market requirements and distribution channels. In subsidized feed-in tariff (FiT) markets, such as Germany, we have historically sold most of our solar modules to solar project developers, system integrators and independent power producers. In other markets, such as the United States, the demand for solar has been primarily driven by renewable portfolio standards requiring regulated utilities to supply a portion of their total electricity from renewable energy sources such as solar power. To meet the needs of these markets and enable balance of system cost reductions, we have developed a fully integrated systems business that can provide low-cost turn-key utility-scale PV system solutions for system owners and low cost electricity to utility end-users. By building a fully integrated systems business, we believe we are in a position to expand our business in transitional, and eventually economically sustainable markets (in which subsidies or incentives are minimal), which are expected to develop in areas with abundant solar resources and sizable electricity demand, such as the United States, China, India and parts of Europe. In the long-term, we plan on competing on an economic basis with conventional fossil fuel based peaking power generation.

In furtherance of our goal of delivering the lowest cost of solar energy and achieving price parity with conventional fossil-fuel based peak electricity generation, we are continually focused on reducing PV system costs in three primary areas: module manufacturing, Balance of System (BoS) costs (consisting of costs of components of a solar power system other than the solar modules, including inverters, mounting hardware, grid interconnection equipment, wiring and other devices, and installation labor costs), and cost of capital. First, with respect to our module manufacturing costs, our advanced technology has allowed us to reduce our average module manufacturing costs to the lowest in the world, based on publicly available information. In 2009, our total average manufacturing costs were $0.87 per watt, which we believe is significantly less than those of traditional crystalline silicon solar module manufacturers. By continuing to improve conversion efficiency and production line throughput, lower material cost and drive volume scale to further decrease overhead costs, we believe that we can further reduce our manufacturing costs per watt and maintain our cost advantage over traditional crystalline silicon solar module manufacturers. Second, by continuing to improve conversion efficiency, leverage volume procurement around standardized hardware platforms, and accelerate installation time, we believe we can continue to make substantial reductions in BoS costs, which represent over half of all costs associated with a typical utility-scale PV solar power system. Finally, we believe that continuing to strengthen our financial position, including our balance sheet and credit profile, will enable us to continue to lower the cost of capital associated with our solar power systems, thereby further enhancing the economic viability of our projects and lowering the cost of electricity generated by solar power systems that incorporate our modules and technology.

We are the world's largest PV solar module manufacturer and produced more than 1.1 gigawatts (GW) of solar modules in 2009, becoming the first PV company to attain this production volume in a single year. We manufacture our solar modules on high-throughput production lines and perform all manufacturing steps ourselves in an automated, proprietary, continuous process. Our solar modules employ a thin layer of semiconductor material to convert sunlight into electricity. Our manufacturing process eliminates the multiple supply chain operators and expensive and time consuming batch processing steps that are used to produce a crystalline silicon solar module. Currently, we manufacture our solar modules at our Perrysburg, Ohio, Frankfurt/Oder, Germany and Kulim, Malaysia manufacturing facilities (with additional manufacturing facilities planned for construction in Kulim, Malaysia and France) and conduct our research and development activities primarily at our Perrysburg, Ohio manufacturing facility.

Our fully integrated solar power systems business includes (i) project development, (ii) engineering, procurement and construction (EPC) services, (iii) operating and maintenance (O&M) services, and (iv) project finance expertise, all as described in more detail below.

•
Our project development group obtains land and land rights for the development of solar power plants incorporating our modules, negotiates long-term power purchase agreements (PPA) with potential purchasers of the electricity to be generated by those plants, manages the interconnection and transmission process, negotiates agreements to interconnect the plant to the electric grid and obtains the permits which are required prior to the construction of the plant, including applicable environmental and land use permits. Our project development portfolio and capabilities have grown significantly primarily as a result of our acquisition of the project development business of OptiSolar Inc. in April 2009, and our acquisition of certain assets from Edison Mission Group’s utility-scale solar project development pipeline in January 2010. We sell developed projects or projects under development to system operators who wish to own generating facilities, such as utilities, or to investors who are looking for long-term investment vehicles that are expected to generate consistent returns.

•
We provide EPC services to projects developed by our project development business, projects developed by independent solar power project developers, and directly to system owners such as utilities. The procurement component of our EPC services includes deployment of our modules as well as balance of system components that we procure from third parties.

•
For solar power plants which we have developed and built, we may provide ongoing O&M services to the system owner under long-term service agreements. These O&M services may include overseeing the day-to-day operation of the system, safety and security, maximizing energy production, and management of reliability, site services, power purchase agreement and other contractual compliance, environmental and permit compliance, regulatory requirements, recordkeeping, forecasting, warranty, preventative and scheduled maintenance, and spare parts inventory and may also include certain additional guarantees relating to the project.

•
Our project finance group is primarily responsible for negotiating and executing the sale of utility-scale power plant systems incorporating our modules which allows us to optimize the value of our project development portfolio. This group is experienced in structuring non-recourse project debt financing in the bank loan market and institutional debt capital markets and raising project equity capital from tax oriented and strategic industry equity investors.

We believe that combining our reliable, low cost module manufacturing capability with our systems business enables us to more rapidly reduce the price of solar electricity, to accelerate the adoption of our technology in large scale systems and to further our mission to create enduring value by enabling a world powered by clean, affordable solar electricity.

Segment Information

         We operate our business in two segments. Our components segment designs, manufactures and sells solar modules to solar project developers and system integrators. Through our systems segment, we have the capability to provide a complete PV solar power system for utility-scale or large commercial systems, which includes project development, EPC, O&M services and, when required, project finance. We view the sale of solar modules from the components segment as the core driver of our profitability, return on net assets and cash throughput, and we view our systems segment as an enabler to drive module throughput.

As of December 26, 2009, our systems segment had not met the quantitative criteria for disclosure as a separate reporting segment. See also Note 22. “Segment and Geographic Information” to our consolidated financial statements included in this Annual Report on Form 10-K.

Components Business

Our components segment, which is our principal business, involves the design, manufacture and sale of solar modules which convert sunlight to electricity.

 Solar Modules

Each solar module is approximately 2ft × 4ft (60cm × 120cm) and had an average rated power of approximately 75 watts, 73 watts, and 70 watts for 2009, 2008 and 2007, respectively. Our solar module is a single-junction polycrystalline thin film structure that uses cadmium telluride as the absorption layer and cadmium sulfide as the window layer. Cadmium telluride has absorption properties that are highly matched to the solar spectrum and has the potential to deliver competitive conversion efficiencies using only about 1% of the semiconductor material used by traditional crystalline silicon solar modules. Our thin film technology also has relatively high energy performance in low light and high temperature environments compared with traditional crystalline silicon solar modules.

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

Our manufacturing facilities in Perrysburg, Ohio, Frankfurt/Oder, Germany and Kulim, Malaysia have each received both an ISO 9001:2000 quality system certification and ISO 14001:2004 environmental system certification. We anticipate that our additional manufacturing facilities, planned for construction in France and Kulim, Malaysia, will also obtain these certifications in 2011. During 2009, our Perrysburg facility also received the Occupational Health and Safety Standards (OHSAS) 18001 certification, an international occupational health and safety management system specification.

Research, Development and Engineering

We continue to devote a substantial amount of resources to research and development with the primary objective of lowering the per watt cost of electricity generated by photovoltaic systems using our solar modules. Within our components business, we focus our research and development activities on, among other areas, continuing to increase the conversion efficiency of our solar modules and improving manufacturing efficiencies (including volume ramp, throughput improvement and material cost reduction). We believe the most promising ways of increasing the conversion efficiency of our solar modules include maximizing the number of photons that reach the absorption layer of the semiconductor material to facilitate conversion into electrons, thereby maximizing the number of electrons that reach the surface of the semiconductor and minimizing the electrical losses between the semiconductor layer and the back metal conductor.

In the course of our research and development activities, we continuously explore and research new technologies in our efforts to sustain competitive differentiation in our modules. We typically qualify process and product improvements for full production at our Ohio plant and then use our “Copy Smart” process to propagate them to our other production lines. We believe that this systematic approach to research and development will provide continuous improvements and ensure uniform adoption across our production lines. In addition, our production lines are replicas of each other using our “Copy Smart” process, and as a result, a process or production improvement on one line can be rapidly deployed to other production lines.

         Customers

With respect to our components business, during 2009,  we sold most of our solar modules to solar project developers and system integrators headquartered in Germany, France, Spain and Italy. Our customers typically develop, construct, own and operate solar power plants or sell turnkey solar power plants to end-users that include owners of land, owners of agricultural buildings, owners of commercial warehouses, offices and industrial buildings, public agencies, municipal government authorities, utility companies and financial investors that desire to own large scale solar power plant projects.

As of December 26, 2009, we had long-term supply contracts for the sale of solar modules with fourteen principal customers (Long-Term Supply Contracts) headquartered throughout the European Union. We also have a five-year agreement with a solar power system project developer and system integrator in the United States, which is a related party. Together, these contracts account for a significant portion of our planned module production over the period from 2010 through 2013 and therefore will significantly affect our overall financial performance. We have in the past amended pricing and other terms in our Long-Term Supply Contracts in order to remain competitive, as described below, and we may decide in the future to further amend such contracts in order to address the highly competitive environment. In addition, we enter into module sale agreements or standard purchase orders with customers for specific projects.

During the first quarter of 2009, we amended our Long-Term Supply Contracts with certain customers to further reduce the sales price per watt under these contracts in 2009 and 2010 in exchange for increases in the volume of solar modules to be delivered under the contracts. We also extended the payment terms for certain customers under these contracts from net 10 days to net 45 days to increase liquidity in our sales channel and to reflect longer module shipment times from our manufacturing plants in Malaysia. During the third quarter of 2009, we amended our Long-Term Supply Contracts with certain of our customers to implement a program which extends a price rebate to certain of these customers for solar modules purchased from us and installed in Germany. The intent of this program is to enable our customers to successfully compete in our core segments in Germany. The rebate program applies a specified rebate rate to solar modules sold for solar power projects in Germany at the beginning of each quarter for the upcoming quarter. The rebate program is subject to periodic review and we adjust the rebate rate quarterly upward or downward as appropriate. The rebate period commenced during the third quarter of 2009 and terminates at the end of the fourth quarter of 2010. Customers need to meet certain requirements in order to be eligible for and benefit from this program.

During 2009, principal customers of our components business were Blitzstrom GmbH, EDF EN Development, Gehrlicher Solar AG, Juwi Solar GmbH, and Phoenix Solar AG. During 2009, each of these five customers individually accounted for between 10% and 19% of our component segment’s net sales. All of our other customers individually accounted for less than 10% of our net sales during 2009. The loss of any of our major customers could have an adverse effect on our business. As we expand our manufacturing capacity, we are seeking to develop additional customer relationships in other markets and regions, which would reduce our customer and geographic concentration and dependence.

While our Long-Term Supply Contracts have certain firm purchase commitments, these contracts are subject to amendments made by us or requested by our customers, such as the above mentioned amendments entered into during 2009. These amendments decreased the expected revenue under our Long-Term Supply Contracts during 2009. In addition, our Long-Term Supply Contracts are substantially denominated in euros and therefore are subject to exchange rate fluctuations between the euro and U.S. dollar. The strengthening of the euro compared to the U.S. dollar during 2009 partially offset the decrease in the expected revenue under our Long-Term Contracts resulting from the 2009 amendments.

As of December 26, 2009, the Long-Term Supply Contracts in the aggregate allowed for approximately $3.8 billion (3.3 billion denominated in euro at an assumed exchange rate of $1.15/€1.00 and 0.2 billion denominated in USD) in sales from 2010 to 2013. As of December 27, 2008, the Long-Term Supply Contracts in the aggregate allowed for approximately $5.8 billion (4.9 billion denominated in euro at an assumed exchange rate of $1.15/€1.00 and 0.2 billion denominated in USD) in sales from 2009 to 2013. The above-referenced dollar amounts relating to the Long-Term Supply Contracts declined from 2008 to 2009, primarily due to revenue recognized for contracted volumes sold in 2009, module pricing adjustments, the impact of the rebate program implemented in 2009 as described above, and pre-set price reductions under the terms of the Long-Term Supply Contracts.

We anticipate that approximately 55% of the aggregate contracted revenue under the Long-Term Supply Contracts as of December 26, 2009, will not be fulfilled in 2010 because they are associated with deliveries to be made in 2011 and later periods. We believe that the aggregate dollar amount associated with the Long-Term Supply Contracts at any particular date is not necessarily a meaningful indicator of future revenue for any particular period because the fulfillment of such amount is subject to a variety of factors, including the factors described above.

Competition

The renewable energy, solar energy and solar module sectors are highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete within the larger electric power industry. We expect to face continued competition, which may result in price reductions, reduced margins or loss of market share. With respect to our components business, we believe that our main sources of competition are crystalline silicon solar module manufacturers, silicon and non-silicon based thin film module manufacturers and companies developing solar thermal and concentrated photovoltaic technologies. Among photovoltaic module and cell manufacturers, the principal methods of competition are price per watt, production capacity, conversion efficiency, reliability, warranty terms and finance ability. At December 26, 2009, the global photovoltaic industry consisted of more than 150 manufacturers of solar cells and modules.

In addition, we expect to compete with future entrants to the photovoltaic industry that offer new technological solutions. We may also face competition from semiconductor manufacturers and semiconductor equipment manufacturers or their customers, several of which have already announced their intention to start production of photovoltaic cells, solar modules or turnkey production lines. Some of these competitors may be part of larger corporations and have greater financial resources and greater brand name recognition than we do and may, as a result, be better positioned to adapt to changes in the industry or the economy as a whole.

We also face competition from companies that currently offer or are developing other renewable energy technologies (including wind, hydropower, geothermal, biomass and tidal technologies) and other power generation sources that burn conventional fossil fuels.

Raw Materials

Our manufacturing process uses approximately 20 types of raw materials and components to construct a complete solar module. One critical raw material in our production process is cadmium telluride. Of the other raw materials and components, the following eight are also critical to our manufacturing process: front glass coated with thermal conductive oxide, cadmium sulfide, photo resist, laminate, tempered back glass, cord plate/cord plate cap, lead wire and solar connectors. Before we use these materials and components in our manufacturing process, a supplier must undergo a qualification process that can last up to 12 months, depending on the type of raw material or component. Although we continually evaluate new suppliers and currently are qualifying several new suppliers, a few of our critical materials or components are sole sourced and most others are supplied by a limited number of suppliers.

Collection and Recycling Program

Consistent with the environmental philosophy of extended producer responsibility, we have established the solar industry's first comprehensive, prefunded module collection and recycling program. The program is designed to maximize the recovery of valuable materials for use in new modules or other new products and minimize the environmental impacts associated with our modules at the end of their useful life. Approximately 90% of each collected First Solar module is recycled into new products, including new modules. End-users can request collection and recycling of their solar modules by us at any time at no cost. We pre-fund the estimated collection and recycling cost at the time of sale, assuming for this purpose a minimum service life of approximately 25 years for our solar modules. In addition to achieving substantial environmental benefits, our solar module collection and recycling program may provide us the opportunity to resell or redistribute working modules or recover certain raw materials and components for reuse in our manufacturing process. We currently have recycling facilities operating at each manufacturing facility (for manufacturing scrap, warranty returns and modules collected at the end of their useful life) that produce glass suitable for use in the production of new glass products and extract metals that will be further processed by a third party supplier to produce semiconductor materials for reuse in our solar modules.

To ensure that the pre-funded amounts are available regardless of our financial status in the future, a trust structure has been established; funds are put into custodial accounts in the name of a trustee. Only the trustee can distribute funds from the custodial accounts and these funds cannot be accessed for any purpose other than for administering module collection and recycling, either by us or a third party executing the collection and recycling services. To provide further assurance that sufficient funds will be available, our module collection and recycling program, including the financing arrangement, is audited periodically by an independent third-party auditor.

 Solar Module Warranty

We provide a limited warranty against defects in materials and workmanship under normal use and service conditions for five years following delivery to the owners of our solar modules. We also warrant to the owners of our solar modules that solar modules installed in accordance with agreed-upon specifications will produce at least 90% of their power output rating during the first 10 years following their installation and at least 80% of their power output rating during the following 15 years. In resolving claims under both the defects and power output warranties, we have the option of either repairing or replacing the covered solar module or, under the power output warranty, providing additional solar modules to remedy the power shortfall. Our warranties are automatically transferred from the original purchasers of our solar modules to subsequent purchasers. As of December 26, 2009, our accrued warranty liability was $22.6 million, of which $8.2 million was classified as current and $14.4 million was classified as noncurrent.

Systems Business

Through our fully integrated systems business, we provide a complete PV solar power system solution, which includes project development, EPC services, O&M services and, when required, project finance.

Our systems business has grown over the past several years through a combination of business acquisitions and organic growth. On November 30, 2007, we completed the acquisition of Turner Renewable Energy, LLC, a privately held company which provided EPC services for commercial solar power projects in the United States. On April 3, 2009, we completed the acquisition of the project development business of OptiSolar Inc., which included a multi-gigawatt project pipeline. In January 2010, we completed the acquisition of certain assets from Edison Mission Group's solar project development pipeline consisting of utility-scale solar projects located primarily on private land in California and the Southwest.

Project Development

Our systems business is dependent upon successful completion of project development activities including: site selection and acquisition, obtaining in a timely manner the requisite interconnection and transmission studies, environmental and land use permits, maintaining effective site control, and entering into a power purchase agreement with an off-taker of the power to be generated by the project. These activities culminate in receiving the right to construct and operate a solar power system. Power purchase agreements define the price and terms the utility customer will pay for power produced from a project. Entering into a power purchase agreement generally provides the underlying economics needed to advance the construction, finance and eventual sale of the project to the long-term site owner and power producer subject to obtaining all necessary permits. Depending primarily on the location and other site attributes, the development cycle can range from one to five years or longer in some circumstances. We may be required to spend significant sums for preliminary engineering, permitting, legal and other expenses before we can determine whether a project is feasible, economically attractive, or capable of being built. If there is a delay in obtaining any required regulatory approvals, we may be forced to incur additional costs and/or the right of the off-taker under the power purchase agreement to terminate may be triggered.

Our project development activities are currently focused on markets in North America, Europe and Asia.

In North America, we have entered into approximately 1.25GW of power purchase agreements with utilities in the southwestern U.S. and have a pipeline of approximately 150 megawatts (MW) of projects in Canada governed under Ontario’s Renewable Energy Standard Offer Program (RESOP), for a total pipeline of 1.4GW of projects in North America that we expect to develop between 2010 and 2014.

In Europe, we are engaged in project development activities with respect to certain projects in France and Italy that we acquired as part of the OptiSolar pipeline, and we are actively evaluating additional project opportunities in Europe.

In Asia, our project development activities include our initiatives in China. In September 2009, we entered into a Memorandum of Understanding with the Ordos, China City Government outlining a long-term strategic relationship between the parties pursuant to which we would, through an appropriate business model, develop and construct a 2000MW photovoltaic power plant located within the Ordos New Energy Industry Demonstration Zone in China. In November 2009, we entered into a Cooperation Framework Agreement with the Ordos government outlining additional project details, timing and local support for the 2000MW power plant.  The Memorandum of Understanding and the Corporation Framework Agreements set forth the agreement in principle of the parties concerning the project and related activities, and final agreement between the parties is subject to the negotiation and execution of definitive agreements among the parties.

In the fourth quarter of 2009, we sold our 20MW solar project in Sarnia, Ontario, Canada to Enbridge Inc. The power output of the Sarnia facility will be sold to the Ontario Power Authority pursuant to a 20-year power purchase agreement under the terms of the Ontario RESOP program. Later in the fourth quarter of 2009, we entered into an agreement with Enbridge Inc. to expand the Sarnia facility from 20MW to 80MW. When completed later in 2010, the Sarnia facility is expected to be the largest PV solar facility in North America. In the fourth quarter of 2009, we also sold our 21MW solar project in Blythe, California to NRG Energy, Inc. Electricity generated by the Blythe facility, which is currently California’s largest PV solar generation facility, is being sold to Southern California Edison under a 20-year power purchase agreement.

Customers

With respect to our systems business, our customers consist of investor owned utilities, independent power developers and producers, commercial and industrial companies, and other system owners who purchase completed solar power plants, EPC services and/or operation and maintenance services from us.

Competition

With respect to our systems business, we face competition from other providers of renewable energy solutions, including developers of photovoltaic, solar thermal and concentrated solar power systems and developers of other forms of renewable energy projects, including wind, hydropower, geothermal, biomass and tidal projects. To the extent other solar module manufacturers become more vertically integrated, we expect to face increased competition from such companies as well. We also face competition from other EPC companies and joint ventures between EPC companies and solar companies.

Sales and Marketing

Historically, the majority of our module sales have been for grid-connected ground or commercial roof mounted solar power systems in Germany and other European Union countries with feed-in tariff subsidies. These feed-in tariff subsidies have been critical for the development of the solar industry because they provided the demand visibility required for module manufacturers and other participants in the solar value chain to reduce costs and drive scale. In 2007, we began to identify and target certain key transition markets, such as the United States, that had the potential to bridge the gap from the existing feed-in tariff markets to sustainable markets. Within these transition markets, our strategy is to advocate for market structures and policies that drive demand for solar power systems and to identify and break constraints to the successful migration to sustainable solar markets. In furtherance of this objective, we have developed a fully integrated systems business to increase module throughput, drive cost reduction across the value chain, identify and break constraints to sustainable markets and to deliver the most compelling solutions to our customers and end- users.

Economic Incentives

Government subsidies, economic incentives and other support for solar electricity generation generally include feed-in tariffs, net metering programs, renewable portfolio standards, tax incentives, loan guarantees, grants, rebates, low interest loans and grid access initiatives.

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

Under a renewable portfolio standard (RPS), the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from solar electricity, while others provide no specific technology requirement for renewable electricity generation. RPS-type mechanisms have been adopted in a majority of U.S. states. Regulations vary from state to state, and currently there is no federal RPS mandate. The state of California’s RPS goal of 33% of electricity from renewable sources by 2020 is currently the most significant RPS program in the United States in magnitude, and it is contributing to the expansion of the utility-scale solar systems market in that state.

Tax incentive programs exist in the United States at both the federal and state level and can take the form of investment and production tax credits, accelerated depreciation and sales and property tax exemptions. At the federal level, investment tax credits for business and residential solar systems have gone through several cycles of enactment and expiration since the 1980’s. In October 2008, the United States Congress extended the 30% federal investment tax credit (ITC) for both residential and commercial solar installations for eight years, through December 31, 2016. The ITC is a primary economic driver of solar installations in the United States. Its extension through 2016 has contributed to greater medium term demand visibility in the U.S.; however, its expiration at the end of 2016 (unless extended) underscores the need for the levelized cost of electricity from solar systems to continue to decline toward grid parity. In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law. In addition to adopting certain fiscal stimulus measures that could benefit on-grid solar electricity applications, ARRA created a new program, through the Department of the Treasury, which provides cash grants equal to 30% of the cost of the system for solar installations that are placed into service during 2009 and 2010 and for certain solar installations for which construction begins prior to December 31, 2010. This cash grant is available in lieu of receiving the 30% federal investment tax credit. The intent of this program was to ensure that investors who had historically supported the renewable energy programs would not be constrained from investing in these transactions by tax losses they may have suffered during the recent credit crisis. Other measures adopted by ARRA that could benefit on-grid solar electricity generation include the following: (1) a Department of Energy loan guarantee program for renewable energy projects, renewable energy manufacturing facilities and electric power transmission projects and (2) a 50% bonus depreciation for solar installations placed in service during 2009. Various legislation has been proposed to extend and slightly modify the ITC incentives to continue to ensure short-term investor tax positions do not limit future investment in renewable energy projects. In addition, legislation is being proposed which could extend the bonus depreciation benefit for projects completed in 2010. However, enactment of the extension or enhancement of such incentives is highly uncertain.

Rebate programs for solar installations in California and several other states have increased the quantity of solar energy from distributed photovoltaic systems (typically smaller non-utility scale PV systems co-located with residential or commercial rooftop end-users) and have contributed to demand for PV solar modules and systems.

Regulations and policies relating to electricity pricing and interconnection also stimulate demand for distributed generation from photovoltaic systems. PV systems generate most of their electricity during mid-day and the early afternoon hours when the demand for and cost of electricity is highest. As a result, electricity generated by PV systems mainly competes with expensive peak hour electricity, rather than the lower average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate, would require PV systems to achieve lower prices in order to compete with the price of electricity.

In Europe, renewable energy targets in conjunction with feed-in tariffs have contributed to the growth in PV solar markets. Renewable energy targets prescribe how much energy consumption must come from renewable sources, while FiT policies are intended to support new supply development by providing investor certainty.  A 2001 European Union (EU) directive for promoting renewable energy use in electricity generation (Directive 2001/77/EC) had set varying national indicative targets for renewable energy production from individual member states. A 2009 EU directive on renewable energy (Directive 2009/28/EC), which replaces the 2001 directive, sets varying targets for all EU member states in support of the directive’s goal of a 20% share of energy from renewable sources in the EU by 2020 and requires national action plans that establish pathways for the development of renewable energy sources. The following is a description of FiT policies adopted in certain critical EU markets in support of renewable energy targets.

Currently, Germany, which accounted for approximately 65% of our 2009 net sales, is the most significant market for our modules, and the recent proposed changes to German feed-in tariffs are likely to affect our results of operations. The German Renewable Energy Law, or the EEG, was last modified by the German government in 2008 with effect on January 1, 2009. At that time, feed-in tariffs were significantly reduced from earlier levels. Further, under the current legislation, Germany feed-in tariffs declined 9% for roof mounted applications and 11% for ground mounted applications on January 1, 2010 and will decline on January 1, 2011 a further 8% to 10% (based on the volume of PV modules deployed in Germany during the 12 months ending on September 30, 2010 and the type of PV system). This compares to an annual decline of between 5% and 6.5% under the prior legislation. The next review of feed-in tariffs for all types of renewable energy was scheduled for 2012. However, following the 2009 election of a new center-right-liberal government in Germany, a further reduction in the PV feed-in tariff is currently under discussion and will most likely come into effect in the second or third quarter of 2010. Such a reduction in the feed-in tariff, including any potential further reductions, could result in a significant decline in demand and price levels for photovoltaic products in Germany, which could have a material adverse effect on our business, financial condition or results of operations.

In France, which accounted for approximately 12% of our 2009 net sales and where we have announced plans to build a two-line manufacturing plant, the government amended its feed-in tariff on January 12, 2010. The new decree became effective January 14, 2010 and does not have an expiry date but can be amended at any time. The new feed-in tariff provides a lower rate than the prior feed-in tariff for all applications while introducing, among other things, a departmental bonus which makes free field projects in the northern regions of France more attractive. In addition, the inflation index that increases the feed-in tariff received by a PV project after its first year of operation was also reduced. The current feed-in tariff will have a 10% annual digression starting on January 1, 2012.

In Italy, which accounted for approximately 6% of our 2009 net sales, the current legislation provides that the existing feed-in tariff will be in effect until the expiration of a 14 month transition period that will begin once 1.2GW of photovoltaic systems are installed under the existing feed-in tariff. Any photovoltaic system that is interconnected before the expiration of the transition period will also receive the feed-in tariff currently in effect. It is expected that the 1.2GW threshold will be reached in 2010. It is further expected that the Italian government will propose and enact a new reduced feed-in tariff before the end of 2010.

In Spain, which accounted for approximately 3% of our 2009 net sales, the government published the feed-in tariff currently in effect for PV systems in September 2008. This feed-in tariff introduced a mechanism that requires a PV system to be registered in a national registry in order to obtain the Spanish feed-in tariff. Critically, under the legislation, only a certain number of MWs of PV systems so registered are granted a feed-in tariff each quarter. Other PV systems applying for a feed-in tariff remain in a queue and will be awarded a feed-in tariff in accordance with their place in the queue. For 2010 and 2011, the legislation limits the number of MW of PV systems that are awarded a feed-in tariff to 560MW and 500MW, respectively. The current legislation is scheduled to be reviewed by January 1, 2012.

In Ontario, Canada, a new feed-in tariff program was introduced in September 2009 and replaced the Renewable Energy Standard Offer Program (RESOP) as the primary subsidy program for future renewable energy projects. In order to participate in the Ontario feed-in tariff program, certain provisions relating to minimum required domestic content and land use restrictions for solar installations must be satisfied. The new domestic content and land restriction rules do not apply to our Sarnia solar projects and the other projects governed by RESOP contracts that we acquired in connection with our acquisition of the solar power project development business of OptiSolar Inc. in April 2009. However, PV solar power systems incorporating our modules would not satisfy the domestic content requirement under the new feed-in tariff program currently in effect.

In Australia, which accounted for approximately 1% of our 2009 net sales, the solar industry is driven by several regulatory initiatives that support the installation of solar PV modules in both rooftop and free-field applications, including the nationwide Renewable Energy Target Scheme that has set a renewable energy goal for Australia of 20% by 2020. In July 2009, the Solar Homes and Communities Plan, which previously provided the primary incentive for rooftop installations, was replaced with the less lucrative Solar Credits Scheme.

In China, governmental authorities have not adopted a feed-in tariff policy and currently award solar projects through either a project tendering process or bi-lateral negotiations. We did not have sales in China in 2009; however, in September 2009, we entered into a Memorandum of Understanding with the Ordos, China City Government relating to the construction of a 2GW PV power plant located within the Ordos New Energy Industry Demonstration Zone in China. See “Item 1: Business — Segment Information —Systems Business — Project Development.”

In 2009, India announced its National Solar Mission, which includes a goal of installing 20GW of solar by 2022. India is expected to announce a feed-in tariff for the first phase of the National Solar Mission in 2010. We did not have any sales in India in 2009.

For more information about risks related to economic incentives, please see “Item 1A: Risk Factors — Reduced growth in or the reduction, elimination or expiration of government subsidies, economic incentives and other support for on-grid solar electricity applications, including the anticipated feed-in tariff reductions in Germany and certain other core markets, could reduce demand and/or price levels for our solar modules, limit our growth or lead to a reduction in our net sales, and adversely impact our operating results.”

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as associate and third party confidentiality agreements, to safeguard our intellectual property. As of December 26, 2009, we held 22 patents in the United States, which will expire at various times between 2012 and 2026, and had 96 patent applications pending. We also held 28 patents and had over 100 patent applications pending in foreign jurisdictions. Our patent applications and any future patent applications might not result in a patent being issued with the scope of the claims we seek, or at all, and any patents we may receive may be challenged, invalidated or declared unenforceable. We continually assess appropriate occasions for seeking patent protection for those aspects of our technology, designs and methodologies and processes that we believe provide significant competitive advantages.

As of December 26, 2009, we used two trademarks, “First Solar” and “First Solar and Design,” in the United States and other countries.

With respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce, we rely on, among other things, trade secret protection and confidentiality agreements to safeguard our interests. We believe that many elements of our photovoltaic manufacturing process, including our unique materials sourcing, involve proprietary know-how, technology or data that are not covered by patents or patent applications, including technical processes, equipment designs, algorithms and procedures. We have taken security measures to protect these elements. All of our research and development personnel have entered into confidentiality and proprietary information agreements with us. These agreements address intellectual property protection issues and require our associates to assign to us all of the inventions, designs and technologies they develop during the course of employment with us. We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our modules, technology or business plans.

We have not been subject to any material intellectual property claims.

Environmental Matters

Our manufacturing operations include the use, handling, storage, transportation, generation and disposal of hazardous materials. We are subject to various federal, state, local and international laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the use, management and disposal of hazardous materials and wastes, occupational health and safety, and the cleanup of contaminated sites. Therefore, we could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions and costs arising from third party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at our facilities. We believe we are currently in substantial compliance with applicable environmental requirements and do not expect to incur material capital expenditures for environmental controls in the foreseeable future. However, future developments such as more aggressive enforcement policies, the implementation of new, more stringent laws and regulations or the discovery of unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations and/or financial condition. See “Item 1A: Risk Factors — Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.”

Corporate History

In February 2006 we were incorporated as a Delaware corporation. Our common stock has been listed on The NASDAQ Global Select Market under the symbol “FSLR” since our initial public offering in November 2006. In October 2009, our common stock was added to the S&P 500 Index, making First Solar the first, and currently only, pure-play renewable energy company in the index.

Associates

As of February 12, 2010, we had approximately 4,700 associates (our term for full and part-time employees), including approximately 3,900 in manufacturing. The remainder of our associates are in research and development, sales and marketing and general and administrative positions, including associates who are engaged in or support our systems business. None of our associates are currently represented by labor unions or covered by a collective bargaining agreement. As we expand domestically and internationally, however, we may encounter associates who desire union representation or a collective bargaining agreement. We believe that our relations with our associates are good.

Information About Geographic Areas

We have significant marketing, distribution and manufacturing operations both within and outside the United States. Currently, we manufacture our solar modules at our Perrysburg, Ohio, Frankfurt/Oder, Germany and Kulim, Malaysia manufacturing facilities (with additional manufacturing facilities planned for construction in Kulim, Malaysia and France beginning in 2010). In 2009, 86% of our net sales were generated from customers headquartered in the European Union. We are in the process of expanding our operations, particularly with respect to our systems business, to numerous countries worldwide, including other European and Asian countries and Australia. As a result, we will be subject to the legal, tax, political, social and regulatory requirements and economic conditions of many jurisdictions. The international nature of our operations subject us to a number of risks, including fluctuations in exchange rates, adverse changes in foreign laws or regulatory requirements, and tariffs, taxes and other trade restrictions. See “Item 1A: Risk Factors — Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor and tax conditions in foreign countries.” See also Note 22. “Segment and Geographical Information” to our consolidated financial statements included in this Annual Report on Form 10-K for information about our net sales and long-lived assets by geographic region for the years ended December 26, 2009, December 27, 2008 and December 29, 2007. See also “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for other information about our operations and activities in various geographic regions.

Available Information

We maintain a website at http://www.firstsolar.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. The information contained in or connected to our website is not incorporated by reference into this report. We use our website as one means of disclosing material non-public information and for complying with our disclosure obligations under the SEC’s Regulation FD. Such disclosures will typically be included within the Investor Relations section of our website (http://investor.firstsolar.com). Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

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

Executive Officers of the Registrant

Our executive officers and their ages and positions as of February 19, 2010, were as follows:

Name	Age	Position
Michael J. Ahearn	53	Executive Chairman
Robert J. Gillette	49	Chief Executive Officer
Bruce Sohn	48	President
Jens Meyerhoff	45	Chief Financial Officer
Mary Beth Gustafsson	50	Executive Vice President, General Counsel and Secretary
TK Kallenbach	50	Executive Vice President, Marketing and Product Management
David Eaglesham	48	Chief Technology Officer
Carol Campbell	58	Executive Vice President, Human Resources
James Zhu	48	Chief Accounting Officer

Michael J. Ahearn serves as Executive Chairman of First Solar and served as CEO from August 2000 to September 2009. Prior to First Solar, he was Partner and President of the equity investment firm, JWMA (formerly True North Partners, L.L.C.). Prior to joining JWMA, Mr. Ahearn practiced law as a partner in the firm of Gallagher & Kennedy. Mr. Ahearn has served on the boards of Arizona Technology Enterprises, Arizona State University Research Park, Homeward Bound, the Arizona Science Museum and currently serves on the board of the German Marshall Fund of the United States. Mr. Ahearn holds a B.A. in Finance and a J.D. from Arizona State University.

Robert J. Gillette joined First Solar in October 2009 as Chief Executive Officer. Prior to joining First Solar, Mr. Gillette served as President and Chief Executive Officer of Honeywell Aerospace since January 2005. Honeywell Aerospace, headquartered in Phoenix, Arizona, is Honeywell International's largest business group with current sales of more than $12 billion annually. In this role, Mr. Gillette led Honeywell Aerospace's three main businesses—Air Transport & Regional, Business & General Aviation, and Defense & Space—with more than 40,000 associates at nearly 100 worldwide manufacturing and service sites. Prior to this assignment, Mr. Gillette had served as President and Chief Executive Officer of Honeywell Transportation Systems since July 2001. Mr. Gillette holds a bachelor's of science degree in Finance from Indiana University.

Bruce Sohn has served as President of First Solar since March 2007. Mr. Sohn served as a director of First Solar from July 2003 until June 2009. Prior to joining First Solar as President, Mr. Sohn worked at Intel Corporation for 24 years. He is a senior member of IEEE and a certified Jonah. Mr. Sohn has been a guest lecturer at several universities, including the Massachusetts Institute of Technology and Stanford University. Mr. Sohn holds a degree in Materials Science and Engineering from the Massachusetts Institute of Technology.

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

Mary Beth Gustafsson joined First Solar in October 2008 as Vice President, General Counsel. She was named Executive Vice President, General Counsel and Secretary in November 2009. Prior to joining First Solar, Ms. Gustafsson was the Senior Vice President, General Counsel and Secretary of Trane Inc. (formerly American Standard Companies Inc.) from January 2005 through June 2008. From June 2008 through September 2008, Ms. Gustafsson was Vice President and Deputy General Counsel of Ingersoll-Rand Ltd., following Ingersoll-Rand’s acquisition of Trane. From 2001 through 2005, Ms. Gustafsson held positions of increasing responsibility at American Standard Companies Inc., including Chief Corporate Counsel and General Counsel for the company’s global air conditioning business. Ms. Gustafsson holds a B.A. in English Literature from Boston University, and a J.D. from The University of Michigan Law School.

TK Kallenbach joined First Solar in December 2009 as Executive Vice President of Marketing and Product Management. Prior to joining First Solar, Mr. Kallenbach was a senior executive at Honeywell Aerospace where he led strategic planning, product marketing, product management, mergers and acquisitions and marketing communications. His organization created and drove Honeywell Aerospace strategy through product portfolio integration and product line management. Mr. Kallenbach began his career at Honeywell (formerly AlliedSignal) in 1979, where he held a variety of senior technical leadership positions, including Vice President of Engineering and Technology for Aerospace Electronics, Defense & Space Electronic Systems, and Propulsion Engines and Systems, and senior business leadership positions including Vice President of Business Aviation, Director of HTF7000 Propulsion System, and Director of Helicopter Engines. Mr. Kallenbach holds both a B.S. in Mechanical & Aerospace Engineering and a Masters of Business Administration from Arizona State University.

David Eaglesham joined First Solar in June 2006 as Vice President Technology and became Chief Technology Officer in November 2009. Prior to joining First Solar, he was Director of Advanced Technologies at Applied Materials. He also previously worked as Chief Technologist at Lawrence Livermore and as Director of Electronic Device Research at Bell Labs. He was Materials Research Society President in 2005. Mr. Eaglesham has a PhD in Physics from the University of Bristol.

Carol Campbell joined First Solar in March 2006 as Director of Human Resources and was named Vice President of Human Resources in March 2007. She became the Company’s Executive Vice President of Human Resources in November 2009. Prior to joining First Solar, she was the Regional Director of Human Resources for North America at the Dana Corporation, where she was responsible for all Dana plants in the United States, Canada, and Mexico. Ms. Campbell was with Dana for 20 years, progressing through levels of greater responsibility in the Legal and Human Resource Departments. Ms. Campbell holds a Professional Human Resources certification through the Society of Human Resources Management and has extensive experience successfully developing and running highly effective HR organizations in complex and rapidly changing environments. Ms. Campbell holds a B.A. in Business from Heidelberg College.

James Zhu serves as First Solar’s Chief Accounting Officer. Mr. Zhu joined the company as Vice President, Corporate Controller in June 2007. Prior to joining First Solar, Mr. Zhu served as Assistant Controller and then Vice President, Corporate Controller for Salesforce.com from May 2004 to May 2007. From July 1999 through April 2004, Mr. Zhu held positions of increasing responsibility at Chiron Corporation (acquired by Novartis International AG in April 2006), including Associate Director and Accounting Manager. Prior to joining Chiron Corporation, Mr. Zhu worked at KPMG, LLP. Mr. Zhu is a Certified Public Accountant and holds a B.A. in Economics from China and an M.B.A. in Accounting from Golden Gate University.

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

Risks Related to Our Markets and Customers

If photovoltaic technology is not suitable for widespread adoption, or if sufficient demand for solar modules does not develop or takes longer to develop than we anticipate, our net sales and profit may flatten or decline and we may be unable to sustain profitability.

The solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. If photovoltaic technology proves unsuitable for widespread adoption or if demand for solar modules fails to develop sufficiently, we may be unable to grow our business or generate sufficient net sales to sustain profitability. In addition, demand for solar modules in our targeted markets — including Germany, Italy, Spain, France, the United States, Canada, China and Australia — may not develop or may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of photovoltaic technology and demand for solar modules, including the following:

•
cost-effectiveness of the electricity generated by photovoltaic power systems compared to conventional energy sources and products, including conventional energy sources, such as natural gas, and other non-solar renewable energy sources, such as wind;

•	availability and substance of government subsidies, incentives and renewable portfolio standards to support the development of the solar energy industry;

•	performance and reliability of PV systems and thin film technology compared to conventional and other non-solar renewable energy sources and products;

•	success of other renewable energy generation technologies, such as hydroelectric, tidal, wind, geothermal, solar thermal, concentrated photovoltaic, and biomass;

•
fluctuations in economic and market conditions that affect the price of, and demand for, conventional and non-solar renewable energy sources, such as increases or decreases in the price of oil, natural gas and other fossil fuels; and

•	fluctuations in capital expenditures by end-users of solar modules, which tend to decrease when the economy slows and interest rates increase.

Reduced growth in or the reduction, elimination or expiration of government subsidies, economic incentives and other support for on-grid solar electricity applications, including the anticipated feed-in tariff reductions in Germany and certain other core markets, could reduce demand and/or price levels for our solar modules, and limit our growth or lead to a reduction in our net sales, and adversely impact our operating results.

We believe that the near-term growth of the market for on-grid applications, where solar energy is used to supplement the electricity a consumer purchases from the utility network, depends significantly on the availability and size of government subsidies and economic incentives. Federal, state and local governmental bodies in many countries, most notably Germany, Italy, Spain, France, the United States, Canada, China, India, Australia, Greece and Portugal have provided subsidies in the form of feed-in tariffs, rebates, tax incentives and other incentives to end-users, distributors, systems integrators and manufacturers of photovoltaic products. Many of these jurisdictions, including the majority of U.S. states and numerous European Union countries, have adopted renewable portfolio standards in which the government requires jurisdictions or regulated utilities to supply a portion of their total electricity from specified sources of renewable energy, such as solar, wind and hydroelectric power. Many of these government incentives expire, phase out over time, require renewal by the applicable authority or may be amended. A summary of recent developments in the major government subsidy programs in our core markets follows. We expect the feed-in tariff in Germany and certain other core markets to be reduced earlier than previously expected, and such reductions could reduce demand and/or price levels for our solar modules, lead to a reduction in our net sales and adversely impact our operating results.

German feed-in tariffs will be adjusted earlier than previously expected, and any downwards adjustment could reduce demand for our solar modules, lead to a reduction in our net sales and adversely impact our operating results. Currently, Germany, which accounted for approximately 65% of our net sales in 2009, is the largest market for our modules, and thus recently proposed changes to German feed-in tariffs could significantly impact our results of operations. A reduction in the PV feed-in tariff is currently under discussion and will most likely come into effect in the second or third quarter of 2010. The amount of the FiT reductions are expected to vary among roof-mounted applications, non-agricultural land free field applications and agricultural land free field applications. A significant reduction in the FiT for agricultural land free field applications in particular would likely cause a significant decline in demand for PV solar systems on agricultural land in Germany and contribute to a migration toward roof mounted applications and non-agricultural land free field applications. Overall, reductions in the German feed-in tariffs, including any potential further reductions, could result in a significant decline in demand and price levels for photovoltaic products in Germany, which could have a material adverse effect on our business, financial condition or results of operations.

In France, a new decree effective January 2010 provides for lower feed-in tariffs for all applications (including, as in Germany, varying reductions for rooftop applications and free field applications) while introducing, among other things, a departmental bonus which makes free field projects in the northern regions of France more attractive. The new decree does not have an expiry date, but can be amended at any time.

In Italy, the current legislation provides that the existing feed-in tariff will be in effect until the expiration of a 14 month transition period that will begin once 1.2GW of photovoltaic systems are installed under the existing feed-in tariff. It is expected that the Italian government will propose and enact a new feed-in tariff before the end of 2010. Current proposals reflect significant FiT reductions, particularly for ground mounted applications. We cannot be certain of the level of such new feed-in tariff. If the level of such feed-in tariff is not adequate to promote the development of the PV industry or PV projects in Italy, our ability to pursue an expansion strategy in Italy would be adversely affected.

In Spain, the current legislation is scheduled to be reviewed by January 1, 2012; however, an earlier FiT adjustment is possible.

In the United States, California has been the state where the majority of solar installations and solar power module and system sales have taken place during the past five years. The state of California’s RPS goal of 33% of electricity from renewable sources by 2020, currently in the form of an executive order from the Governor’s office, is the most significant RPS program in the United States in magnitude and is contributing to the expansion of the utility-scale solar systems market in that state. However, the continued effectiveness of this RPS program could be negatively impacted if the RPS goal is not passed by the CA legislature and signed into law. See “Item 1A: Risk Factors — Our ability to pursue an expansion strategy in California beyond existing projects may be adversely affected if California is unable to achieve a 33% renewable mandate through law” below.

The American Recovery and Reinvestment Act of 2009 provides for certain measures intended to benefit on-grid solar electricity generation and other renewable energy initiatives, including (1) a cash grant in lieu of the 30% federal investment tax credit for solar installations that are placed into service during 2009 and 2010 or that begin construction prior to December 31, 2010 and are placed into service by January 1, 2017, and (2) a 50% bonus depreciation for installations placed in service during 2009. Various legislation has been proposed to extend or enhance the 30% grant in lieu of the tax credit as well as bonus depreciation. However, enactment of the extension or enhancement of such incentives is highly uncertain. The failure to extend or enhance these programs may reduce tax equity availability (in the case of the grant expiration) which may adversely affect our ability to arrange financing for utility-scale projects and may otherwise adversely affect the attractiveness of the U.S. solar market.

In Ontario, Canada, a new feed-in tariff program was introduced in September 2009 and replaced the Renewable Energy Standard Offer Program (RESOP) as the primary subsidy program for future renewable energy projects. In order to participate in the Ontario feed-in tariff program, certain provisions relating to minimum required domestic content and land use restrictions for solar installations must be satisfied. The new domestic content and land restriction rules do not apply to our Sarnia solar project and the other projects governed by RESOP contracts that we acquired in connection with our acquisition of the solar power project development business of OptiSolar Inc. in April 2009. However, our Ontario projects in earlier stages of development that are not governed by RESOP contracts, as well as any potential new projects in Ontario, will be subject to such domestic content and land restriction rules. As these rules are currently written, we will be unable to fully satisfy such rules (in particular the domestic content requirement rules), thus projects incorporating our modules will not qualify for the Ontario feed-in tariff. In the event the Ontario domestic content and land use restriction rules are not sufficiently modified, our ability to participate in the Ontario feed-in tariff program for future projects will be substantially reduced and possibly completely eliminated, and thus our ability to pursue an expansion strategy in Ontario, Canada beyond our existing RESOP projects would be adversely affected.

In China, governmental authorities have not adopted a feed-in tariff policy and currently award solar projects through either a project tendering process or bi-lateral negotiations. While the solar industry generally anticipates that China will adopt a solar feed-in tariff, there is no guarantee this will occur in a timely manner or at all or that any feed-in tariff will be economically viable. Without a feed-in tariff, the size and attractiveness of China’s solar market may be limited and we may be unable to sell into China at an attractive price, limiting one of our anticipated growth markets.

In Australia, the large-scale solar industry is in its infancy, and despite several encouraging government funded initiatives to promote large-scale solar generation, it is uncertain whether such programs can be successfully executed.

In 2009, India announced its National Solar Mission, which includes a goal of installing 20GW of solar by 2022. India is expected to announce a feed-in tariff for the first phase of the National Solar Mission in 2010. There is no guarantee that India will maintain its current 20GW by 2022 goal or adopt the required policies to meet that goal, without which, the size and attractiveness of India’s solar market may be limited and we may be unable to sell modules or systems in India at an attractive price, limiting one of our anticipated growth markets.

Emerging subsidy programs may require an extended period of time to attain effectiveness because the applicable permitting and grid connection processes associated with these programs can be lengthy and administratively burdensome.

In addition, if any of these statutes or regulations is found to be unconstitutional, or is reduced or discontinued for other reasons, sales prices and/or volumes of our solar modules in these countries could decline significantly, which could have a material adverse effect on our business, financial condition and results of operations.

Electric utility companies or generators of electricity from fossil fuels or other renewable energy sources could also lobby for a change in the relevant legislation in their markets to protect their revenue streams.

Reduced growth in or the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar energy applications, especially those in our target markets, could limit our growth or cause our net sales to decline and materially and adversely affect our business, financial condition and results of operations.

Our ability to pursue an expansion strategy in California beyond existing projects may be adversely affected if California is unable to achieve a 33% renewable mandate through law.

California currently requires its investor-owned utilities (IOUs) to procure 20% of their electricity supplies through eligible renewable energy resources by 2010. In addition, California, through Executive Order has established a utility procurement goal of 33% renewable electricity by 2020. Due to the threat of penalties under the current law, investor-owned utilities have the incentive to comply and have therefore signed long-term contracts to meet the 20% procurement requirement. However, since the 33% procurement of renewable electricity by 2020 goal is not enforceable through law, it is conceivable that renewable energy procurement in California could peak around 20% of the IOU’s electricity retail sales in 2010. If the state legislature and Governor’s office are unable to adopt legislation that could be signed into law by the end of 2010, the viability of the 33% RPS program would remain at risk. California’s current financial difficulties could contribute to an environment in which the 33% RPS program could be questioned. In addition, any weakening or delay of the 33% RPS program could contribute to, or be accompanied by, increased project execution risks, delay, or costs relating to California authorities, such as the California Independent System Operator. Under such a scenario, our ability to execute a long-term expansion plan to develop additional large-scale PV projects in California could be adversely affected.

An increase in interest rates or lending rates or tightening of the supply of capital in the global financial markets (including a reduction in total tax equity availability) could make it difficult for end-users to finance the cost of a PV system and could reduce the demand for our solar modules and/or lead to a reduction in the average selling price for photovoltaic modules.

Many of our customers and our systems business depend on debt financing to fund the initial capital expenditure required to develop, build and purchase a PV system. As a result, an increase in interest rates or lending rates could make it difficult for our customers or our systems business to secure the financing necessary to develop, build, purchase or install a PV system on favorable terms, or at all, and thus lower demand for our solar modules which could limit our growth or reduce our net sales. Due to the overall economic outlook, our end-users may change their decision or change the timing of their decision to develop, build, purchase or install a PV system. In addition, we believe that a significant percentage of our end-users install PV systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates and/or lending rates could lower an investor’s return on investment in a PV system, increase equity return requirements or make alternative investments more attractive relative to PV systems, and, in each case, could cause these end-users to seek alternative investments. A reduction in the supply of project debt financing or tax equity investments could reduce the number of solar projects that receive financing and thus lower demand for solar modules. As described above under “Item 1: Business — Sales and Marketing — Economic Incentives,” the 30% grant in lieu of the federal investment tax credit under the ARRA is set to expire and unless extended, will not be available for solar installations that begin construction on or after January 1, 2011. If such program is not extended, total tax equity availability could be reduced which may adversely affect our ability to arrange financing for utility-scale projects and may adversely affect the attractiveness of the U.S. solar market.

We currently sell a substantial portion of our solar modules under Long-Term Supply Contracts, and we allocate a significant amount of our production to satisfy our obligations under these contracts. These customers buy our modules with the expectation that they will be able to resell them in connection with the development of PV systems. As discussed above, many of these projects depend on the availability of debt and equity financing. A prolonged, material disruption to the supply of project finance could adversely affect our customers’ ability to perform under these agreements. In the event of default by one or more of these customers, we may be unable to sell these modules at the prices specified in our Long-Term Supply Contracts, especially if demand for PV systems softens or supply of solar modules increases. Also, we may decide to lower our average selling price to certain customers in certain markets in response to changes in economic circumstances of our customers, their end markets or the capital markets. See “Item 1: Business — Segment Information — Components Business — Customers” for a description of previous pricing adjustments under our Long-Term Supply Contracts.

We currently depend on a limited number of customers, with five customers accounting for a majority of our components business’ net sales last year. The loss of, or a significant reduction in orders from, any of these customers could significantly reduce our net sales and negatively impact our operating results.

We currently sell substantially all of our solar modules to customers headquartered throughout the European Union. During 2009, our five largest customers for our components business each accounted for between 10% and 19% of our component business’ net sales. Our customer base within our components business is currently concentrated to a significant extent in Germany, and therefore the likely additional German feed-in tariff reductions currently under discussion could reduce demand and/or price levels for our modules sold to these customers. The loss of any of our large customers, their inability to perform under their contracts, or their default in payment could significantly reduce our net sales and adversely impact our operating results. Our customers face significant challenges under current economic conditions, including lack of capital to finance solar projects and rising costs associated with leasing or otherwise acquiring land and rooftops for solar projects. We believe that we can mitigate this risk by re-allocating modules to other customers if the need arises, but we may be unable, in whole or in part, to mitigate the reduced demand for our modules. In the event that we determine that our planned production of solar modules exceeds the demand we anticipate, we may decide to reduce or halt production of solar modules in our manufacturing facilities. However, we may be unable to anticipate and respond to the oversupply of solar modules because we have limited visibility into our customers’ inventories.

Risks Related to Regulations

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of photovoltaic products, which may significantly reduce demand for our solar modules.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. These regulations and policies could deter end-user purchases of photovoltaic products and investment in the research and development of photovoltaic technology. For example, without a mandated regulatory exception for photovoltaic systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. If these interconnection standby fees were applicable to PV systems, it is likely that they would increase the cost to our end-users of using PV systems which could make them less desirable, thereby harming our business, prospects, results of operations and financial condition. In addition, electricity generated by PV systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate for all times of the day, would require PV systems to achieve lower prices in order to compete with the price of electricity from other sources.

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

In addition, our products contain cadmium telluride and cadmium sulfide. Elemental cadmium and certain of its compounds are regulated as hazardous due to the adverse health effects that may arise from human exposure. Although the risks of exposure to cadmium telluride are not believed to be as serious as those relating to exposure to elemental cadmium, the chemical, physical and toxicological properties of cadmium telluride have not been thoroughly investigated and reported. We maintain engineering controls to minimize our associates’ exposure to cadmium or cadmium compounds and require our associates who handle cadmium compounds to follow certain safety procedures, including the use of personal protective equipment such as respirators, chemical goggles and protective clothing. In addition, we believe the risk of exposure to cadmium or cadmium compounds from our end-products is limited by the fully encapsulated nature of these materials in our products, the physical properties of cadmium compounds used in our products and the implementation in 2005 of our collection and recycling program for our solar modules. While we believe that these factors and procedures are sufficient to protect our associates, end-users and the general public from cadmium exposure, we cannot assure that human or environmental exposure to cadmium or cadmium compounds used in our products will not occur. Any such exposure could result in future third-party claims against us, as well as damage to our reputation and heightened regulatory scrutiny of our products, which could limit or impair our ability to sell and distribute our products. The occurrence of future events such as these could have a material adverse effect on our business, financial condition or results of operations.

The use of cadmium in various products is also coming under increasingly stringent governmental regulation. Future regulation in this area could impact the manufacture, sale, collection and recycling of solar modules and could require us to make unforeseen environmental expenditures or limit our ability to sell and distribute our products. For example, European Union Directive 2002/95/EC on the Restriction of the Use of Hazardous Substances in electrical and electronic equipment (RoHS Directive), restricts the use of certain hazardous substances, including cadmium, in specified products. Other jurisdictions, such as China have adopted similar legislation or are considering doing so. Currently, PV solar modules are not subject to the RoHS Directive; however, the RoHS Directive allows for future amendments subjecting additional products to the requirements and the scope. Applicability and the products included in the Directive may also change. In December 2008, the European Commission issued its proposed revision of the RoHS Directive. This proposed revision did not include photovoltaic solar modules in the scope of RoHS, but is now being amended by both the European Parliament and the European Union Members States as part of the normal European Union legislative process. The European Council and the European Parliament are currently considering an “open scope” approach to the RoHS Directive under which all Electrical and Electronic Equipment (EEE) products would be included in the scope of the RoHS Directive unless specifically excluded or exempted from coverage. As part of these discussions, exclusion for PV panels from the RoHS Directive is being considered. A final legislative agreement on the RoHS Directive is not expected until 2011 at the earliest. If PV modules are included in the scope of RoHS without an exemption or exclusion, we would be required to redesign our solar modules to eliminate cadmium in order to continue to offer them for sale within the European Union, which would be impractical. In such event, the European Union market would be in effect closed to us, which could have a material adverse effect on our business, financial condition and results of operations. In 2009, 86% of our total net sales were generated from module sales in the European Union. In addition, some of our competitors are increasingly focusing on our modules’ use of cadmium telluride in an attempt to gain a competitive advantage over us. If such actions are successful, they could result in a loss of sales and potentially limit our growth.

Risks Related to our Operations, Manufacturing and Technology

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. Although we began developing our predecessor technology in 1987, we did not launch commercial operations until we qualified our pilot production line in January 2002. We qualified the first production line at our Ohio plant in November 2004, the second and third production lines at our Ohio plant in August 2006, our German plant in the third quarter of 2007, and our Malaysian plants in 2008 and 2009. Because these production lines have only been in operation for a limited period of time, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. While our net sales grew from $135.0 million in 2006 to $2.1 billion in 2009, we may be unable to achieve similar growth, or grow at all, in future periods. Our ability to achieve similar growth in future periods is also affected by current economic conditions. Our past results occurred in an environment where, among other things, capital was generally more accessible to our customers to finance the cost of developing solar projects and economic incentives for solar power in certain core markets (such as the German feed-in tariff) were more favorable. Accordingly, you should not rely on our results of operations for any prior period as an indication of our future performance. See “Item 1: Business — Segment Information — Components Business — Customers” for a description of previous pricing adjustments under our Long-Term Supply Contracts.

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

During any such period, our competitors could decide to reduce their sales price in response to competition, even below their manufacturing cost, in order to generate sales. As a result, we may be unable to sell our solar modules at attractive prices, or for a profit, during any period of excess supply of solar modules, which would reduce our net sales and adversely affect our results of operations. Also, we may decide to lower our average selling price to certain customers in certain markets in response to competition.

Thin film technology has a short history and our thin film technology and solar modules may perform below expectations; problems with product quality or performance may cause us to incur warranty expenses, damage our market reputation and prevent us from maintaining or increasing our market share.

Researchers began developing thin film semiconductor technology over 20 years ago, but were unable to integrate the technology into a solar module production line until recently. Our oldest active production line has been in operation since November 2004, and the oldest solar modules manufactured during the qualification of our pilot line have been in use since 2001. As a result, our thin film technology and solar modules do not have a sufficient operating history to confirm how our solar modules will perform over their estimated 25-year useful life. We perform a variety of quality and life tests under different conditions. However, if our thin film technology and solar modules perform below expectations, we could lose customers and face substantial warranty expense.

Our solar modules are sold with a five-year materials and workmanship warranty for technical defects and a 25-year warranty against declines of more than 10% of their initial rated power in the first 10 years following their installation and 20% of initial rated power in the following 15 years, respectively. As a result, we bear the risk of extensive warranty claims long after we have sold our solar modules and recognized net sales. As of December 26, 2009, our accrued warranty liability was $22.6 million, of which, $8.2 million was classified as current and $14.4 million was classified as noncurrent.

While our power output warranty extends for 25 years, our oldest solar modules manufactured during the qualification of our pilot production line have only been in use since 2001. Because of the limited operating history of our solar modules, we have been required to make assumptions regarding the durability and reliability of our solar modules. Our assumptions could prove to be materially different from the actual performance of our solar modules, causing us to incur substantial expense to repair or replace defective solar modules in the future. For example, our glass-on-glass solar modules could break, delaminate or experience power degradation in excess of expectations, our manufacturing operations could be subject to process variations that could cause affected modules to underperform compared to our expectations. Any widespread product failures may damage our market reputation and cause our sales to decline and require us to repair or replace the defective modules, which could have a material adverse effect on our financial results.

If our estimates regarding the future cost of collecting and recycling our solar modules are incorrect, we could be required to accrue additional expenses at and from the time we realize our estimates are incorrect and face a significant unplanned cash burden.

We pre-fund our estimated future obligation for collecting and recycling our solar modules based on the present value of the expected future cost of collecting and recycling the modules, which includes the cost of packaging the solar modules for transport, the cost of freight from the solar module’s installation site to a recycling center, the material, labor and capital costs of the recycling process and an estimated third-party profit margin and return on risk for collection and recycling. We base our estimate on our experience collecting and recycling solar modules that do not pass our quality control tests and solar modules returned under our warranty and on our expectations about future developments in recycling technologies and processes and economic conditions at the time the solar modules will be collected and recycled. If our estimates prove incorrect, we could be required to accrue additional expenses at and from the time we realize our estimates are incorrect and also face a significant unplanned cash burden at the time we realize our estimates are incorrect or end-users return their solar modules, which could harm our operating results. In addition, our end-users can return their solar modules at any time. As a result, we could be required to collect and recycle our solar modules earlier than we expect and before recycling technologies and processes improve.

Our failure to further refine our technology and develop and introduce improved photovoltaic products could render our solar modules uncompetitive or obsolete and reduce our net sales and market share.

We will need to invest significant financial resources in research and development to continue to improve our module conversion efficiency and to otherwise keep pace with technological advances in the solar energy industry. However, research and development activities are inherently uncertain and we could encounter practical difficulties in commercializing our research results. We seek to continuously improve our products and processes, and the resulting changes carry potential risks in the form of delays, additional costs or other unintended contingencies. In addition, our significant expenditures on research and development may not produce corresponding benefits. Other companies are developing a variety of competing photovoltaic technologies, including copper indium gallium diselenide and amorphous silicon, which could produce solar modules that prove more cost-effective or have better performance than our solar modules. In addition, other companies could potentially develop a highly reliable renewable energy system that mitigates the intermittent power production drawback of many renewable energy systems, or offers other value-added improvements from the perspective of utilities and other system owners, in which case such companies could compete with us even if the levelized cost of electricity associated with such new system is higher than that of our systems. As a result, our solar modules may be rendered obsolete by the technological advances of our competitors, which could reduce our net sales and market share.

In addition, we often forward price our products and services (including through our Long-Term Supply Contracts and power purchase agreements) in anticipation of future cost reductions, and thus an inability to further refine our technology and execute our long-term cost reduction objectives could adversely affect our margins and operating results.

Our failure to protect our intellectual property rights may undermine our competitive position and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

Protection of our proprietary processes, methods and other technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies. We rely primarily on patents, trademarks, trade secrets, copyrights and contractual restrictions to protect our intellectual property. As of December 26, 2009, we held 22 patents in the United States, which will expire at various times between 2012 and 2026, and had 96 patent applications pending. We also held 28 patents and had over 100 patent applications pending in foreign jurisdictions. Our existing patents and future patents could be challenged, invalidated, circumvented or rendered unenforceable. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not be sufficient to provide meaningful protection against competitors or against competitive technologies.

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

Third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition and operating results. Policing unauthorized use of proprietary technology can be difficult and expensive. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We cannot assure you that the outcome of such potential litigation will be in our favor. Such litigation may be costly and may divert management attention and other resources away from our business. An adverse determination in any such litigation may impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.

Many of our key raw materials and components are either sole-sourced or sourced by a limited number of third-party suppliers and their failure to perform could cause manufacturing delays and impair our ability to deliver solar modules to customers in the required quality and quantities and at a price that is profitable to us.

Our failure to obtain raw materials and components that meet our quality, quantity and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing cost. Many of our key raw materials and components are either sole-sourced or sourced by a limited number of third-party suppliers. As a result, the failure of any of our suppliers to perform could disrupt our supply chain and impair our operations. In addition, many of our suppliers are small companies that may be unable to supply our increasing demand for raw materials and components as we implement our planned rapid expansion. We may be unable to identify new suppliers or qualify their products for use on our production lines in a timely manner and on commercially reasonable terms. Raw materials and components from new suppliers may also be less suited for our technology and yield solar modules with lower conversion efficiencies, higher failure rates and higher rates of degradation than solar modules manufactured with the raw materials from our current suppliers. A constraint on our production may cause us to be unable to meet our obligations under our Long-Term Supply Contracts, which would have an adverse impact on our financial results.

A disruption in our supply chain for cadmium telluride, our semiconductor material, could interrupt or impair our ability to manufacture solar modules.

A key raw material we use in our production process is a cadmium telluride compound. Tellurium is mainly produced as a by-product of copper refining, and its supply is therefore largely dependent upon demand for copper. Currently, we purchase these raw materials from a limited number of suppliers. If our current suppliers or any of our future suppliers are unable to perform under their contracts or purchase orders, our operations could be interrupted or impaired. In addition, because our suppliers must undergo a lengthy qualification process, we may be unable to replace a lost supplier in a timely manner and on commercially reasonable terms. Our supply of cadmium telluride could also be limited if any of our current suppliers or any of our future suppliers are unable to acquire an adequate supply of tellurium in a timely manner or at commercially reasonable prices. If our competitors begin to use or increase their demand for cadmium telluride, supply could be reduced and prices could increase. If our current suppliers or any of our future suppliers cannot obtain sufficient tellurium, they could substantially increase prices or be unable to perform under their contracts. We may be unable to pass increases in the cost of our raw materials through to our customers because our customer contracts do not adjust for raw material price increases and are generally for a longer term than our raw material supply contracts. A reduction in our production could result in our inability to meet our commitments under our Long-Term Supply Contracts, all of which would have an adverse impact on our financial results.

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

Our future success depends on our ability to significantly increase both our manufacturing capacity and production throughput in a cost-effective and efficient manner. If we cannot do so, we may be unable to expand our business, decrease our cost per watt, maintain our competitive position, satisfy our contractual obligations or sustain profitability. Our ability to expand production capacity is subject to significant risks and uncertainties, including the following:

•	making changes to our production process that are not properly qualified or that may cause problems with the quality of our solar modules;

•	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as our inability to secure successful contracts with equipment vendors;

•	our custom-built equipment taking longer and costing more to manufacture than expected and not operating as designed;

•	delays or denial of required approvals by relevant government authorities;

•	being unable to hire qualified staff;

•	failure to execute our expansion plans effectively; and

•	manufacturing concentration risk resulting from an expected 24 out of 34 announced production lines worldwide by the end of 2012 being located in one geographic area, Malaysia.

If our future production lines are not built in line with our committed schedules it may impair our growth plans, if our future production lines do not achieve operating metrics similar to our existing production lines, our solar modules could perform below expectations and cause us to lose customers.

Currently, our production lines have a limited history of operating at full capacity. Future production lines could produce solar modules that have lower efficiencies, higher failure rates and higher rates of degradation than solar modules from our existing production lines, and we could be unable to determine the cause of the lower operating metrics or develop and implement solutions to improve performance. Although we will be using the same systematic replication process to build our French manufacturing center and expand our Malaysian manufacturing center that we successfully used when building and expanding our existing German and Malaysian production facilities, our replication risk in connection with building production lines at our French manufacturing center and other future manufacturing plants could be higher than our replication risk was in building and expanding our existing German and Malaysian production facilities because two of these new production lines are located in a new geographic area for us, which could entail other factors that may lower their operating metrics. If we are unable to systematically replicate our production lines to meet our committed schedules and achieve and sustain similar operating metrics in our future production lines as we have achieved at our existing production lines, our manufacturing capacity could be substantially constrained, our manufacturing costs per watt could increase, and this may impair our growth plans and/or cause us to lose customers, resulting in lower net sales, higher liabilities and lower net income than we anticipate. In addition, we might be unable to produce enough solar modules to satisfy our contractual requirements under our Long-Term Supply Contracts.

Some of our manufacturing equipment is customized and sole sourced. If our manufacturing equipment fails or if our equipment suppliers fail to perform under their contracts, we could experience production disruptions and be unable to satisfy our contractual requirements.

Some of our manufacturing equipment is customized to our production lines based on designs or specifications that we provide to the equipment manufacturer, which then undertakes a specialized process to manufacture the custom equipment. As a result, the equipment is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working. If any piece of equipment fails, production along the entire production line could be interrupted and we could be unable to produce enough solar modules to satisfy our contractual requirements under our Long-Term Supply Contracts. In addition, the failure of our equipment suppliers to supply equipment in a timely manner or on commercially reasonable terms could delay our expansion plans and otherwise disrupt our production schedule or increase our manufacturing costs, all of which would adversely impact our financial results.

If we are unable to further increase the number of sellable watts per solar module and reduce our manufacturing cost per watt, we will be in default under certain of our Long-Term Supply Contracts and our profitability could decline.

Our Long-Term Supply Contracts either (1) require us to increase the minimum average number of watts per module over the term of the contract or (2) have a price adjustment for increases or decreases in the number of watts per module relative to a base number of watts per module. Our failure to achieve these metrics could reduce our profitability or allow some of our customers to terminate their contracts. In addition, all of our Long-Term Supply Contracts in Europe specify a sales price per watt that declines at the beginning of each year through the expiration date of each contract in 2012. Our profitability could decline if we are unable to reduce our manufacturing cost per watt by at least the same rate at which our contractual prices decrease. Furthermore, our failure to reduce cost per watt by increasing our efficiency may impair our ability to enter new markets that we believe will require lower cost per watt for us to be competitive and may impair our growth plans.

We may be unable to manage the expansion of our operations effectively.

We expect to continue to expand our business in order to meet our contractual obligations, satisfy demand for our solar modules and maintain or increase market share. However, depending on the amount of additional contractual obligations we enter into and our ability to expand our manufacturing capabilities in accordance with our expectations, we might be unable to produce enough solar modules to satisfy our contractual requirements under our Long-Term Supply Contracts and other commitments, in which case we could be in default under such agreements and our operating results may be adversely affected.

Following the completion of our expansion of our Ohio plant in 2010, we will have grown from one production line in Ohio in 2005 to 24 production lines with an annual global manufacturing capacity of approximately 1282MW (based on the fourth quarter of 2009 average per line run rate at our existing plants). Construction of our two-line French manufacturing facility is expected to begin in the second half of 2010 and a full annual production capacity of more than 100MW is expected to be reached in early 2012. Our eight-line Malaysian expansion is expected to start production in the first half of 2011.

To manage the continued rapid expansion of our operations, we will be required to continue to improve our operational and financial systems, procedures and controls and expand, train and manage our growing associate base. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers. In addition, our current and planned operations, personnel, systems and internal procedures and controls might be inadequate to support our future growth. If we cannot manage our growth effectively, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

Implementing a new enterprise resource planning system could interfere with our business or operations and could adversely impact our financial position, results of operations and cash flows.

We are in the process of implementing a new enterprise resource planning (ERP) system. We expect to complete Phase 1 of this implementation in the second half of 2010. This project requires significant investment of capital and human resources, the re-engineering of many processes of our business, and the attention of many associates and managers who would otherwise be focused on other aspects of our business. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could result in potentially much higher costs than we had anticipated and could adversely affect our ability to process customer orders, ship products, provide services and support to customers, bill and track our customers, fulfill contractual obligations, file SEC reports in a timely manner and/or otherwise operate our business, or otherwise impact our controls environment, and any of these consequences could have an adverse effect on our financial position, results of operations and cash flows.

Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor and tax conditions in foreign countries.

We have significant marketing, distribution and manufacturing operations both within and outside the United States. In 2009, 86% of our net sales were generated from customers headquartered in the European Union. In the future, we expect to expand our operations into China, India and other countries in Europe, Asia and the Middle East and elsewhere; as a result, we will be subject to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent to international operations, include, but are not limited to, the following:

•	difficulty in enforcing agreements in foreign legal systems;

•
foreign countries may impose additional income and withholding taxes or otherwise tax our foreign operations, impose tariffs or adopt other restrictions on foreign trade and investment, including currency exchange controls;

•
fluctuations in exchange rates may affect product demand and may adversely affect our profitability in U.S. dollars to the extent the price of our solar modules and cost of raw materials, labor and equipment is denominated in a foreign currency;

•	inability to obtain, maintain or enforce intellectual property rights;

•	risk of nationalization of private enterprises;

•	changes in general economic and political conditions in the countries in which we operate, including changes in the government incentives we are relying on;

•	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to environmental protection, export duties and quotas;

•	opaque approval processes in which the lack of transparency may cause delays and increase the uncertainty of project approvals;

•	difficulty in staffing and managing widespread operations;

•	difficulty in repatriating earnings;

•	difficulty in negotiating a successful collective bargaining agreement in France or other jurisdictions;

•
trade barriers such as export requirements, tariffs, taxes, local content requirements and other restrictions and expenses, which could increase the price of our solar modules and make us less competitive in some countries; and

•	difficulty of and costs relating to compliance with the different commercial and legal requirements of the overseas countries in which we offer and sell our solar modules.

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

Risks Related to Our Systems Business

Project development or construction activities may not be successful and projects under development may not receive required permits or construction may not commence as scheduled, which could increase our costs and impair our ability to recover our investments.

The development and construction of solar power electric generation facilities and other energy infrastructure projects involve numerous risks. We may be required to spend significant sums for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible, economically attractive or capable of being built. Success in developing a particular project is contingent upon, among other things:

•	negotiation of satisfactory engineering, procurement and construction agreements;

•	receipt of required governmental permits and approvals, including the right to interconnect to the electric grid;

•	payment of interconnection and other deposits (some of which are non-refundable);

•	obtaining construction financing; and

•	timely implementation and satisfactory completion of construction.

Successful completion of a particular project may be adversely affected by numerous factors, including:

•	delays in obtaining required governmental permits and approvals;

•	uncertainties relating to land costs for projects on land subject to Bureau of Land Management procedures;

•	unforeseen engineering problems;

•	construction delays and contractor performance shortfalls;

•	work stoppages;

•	cost over-runs

•	equipment and materials supply;

•	adverse weather conditions; and

•	environmental and geological conditions.

If we are unable to complete the development of a solar power facility, or fail to meet one or more agreed target construction milestone dates, we may be subject to liquidated damages and/or penalties under the EPC agreement or other agreements relating to the project, and we typically will not be able to recover our investment in the project. Some of these investments are included as assets on our balance under the line item “project assets.” If we are unable to complete the development of a solar power project, we may write-down or write-off some or all of these capitalized investments, which would have an adverse impact on our net income in the period in which the loss is recognized. In 2010, we expect to invest a significant amount of capital to develop projects owned by us or third parties.

 We may enter into fixed price EPC contracts in which we act as the general contractor for our customers in connection with the installation of our solar power systems. All essential costs are estimated at the time of entering into the EPC contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the subcontractors, suppliers and other parties to the project. In addition, we require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in planning a project or delays in execution occur and we are unable to increase commensurately the EPC sales price, we may not achieve our expected margins or we may be required to record a loss in the relevant fiscal period.

We may be unable to acquire or lease land and/or obtain the approvals, licenses and permits necessary to build and operate PV power plants in a timely and cost effective manner, and regulatory agencies, local communities or labor unions may delay, prevent or increase the cost of construction and operation of the PV plants we intend to build.

In order to construct and operate our PV plants, we need to acquire or lease land and obtain all necessary local, county, state and federal approvals, licenses and permits. We may be unable to acquire the land or lease interests needed, may not receive or retain the requisite approvals, permits and licenses or may encounter other problems which could delay or prevent us from successfully constructing and operating PV plants. For instance, the California Independent System Operator has recently modified its transmission interconnection rules, phasing out a serial process in favor of a cluster process for new projects, and may further modify its rules in a manner that could negatively impact our favorable position in transmission queues. Certain of our California projects under development will remain subject to the serial process while other projects in earlier stages of development, as well as new projects on a going-forward basis, will be subject to the cluster process. Although the transition to the cluster process is still evolving and its ultimate impact is not yet fully known, our project transmission cost could be materially higher than previously estimated under the serial process and our projects could be delayed or subject to transmission planning timing uncertainties. We also may be required to post interconnection deposits (which may not be refundable) sooner than previously estimated under the serial process.

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

In China our projects are subject to a number of government approvals, including the approval of a pre-feasibility and feasibility study. Individually, the pre-feasibility and feasibility study require many different government approvals at the national, provincial and local levels, and the approval process is discretionary and not fully transparent.

Lack of transmission capacity availability, potential upgrade costs to the transmission grid and other systems constraints could significantly impact our ability to build PV plants and generate solar electricity power sales.

In order to deliver electricity from our PV plants to our customers, our projects need to connect to the transmission grid. The lack of available capacity on the transmission grid could substantially impact our projects and cause reductions in project size, delays in project implementation, increases in costs from transmission upgrades and potential forfeitures of any deposit we have made with respect to a given project. These transmission issues, as well as issues relating to the availability of large systems such as transformers and switch gear, could significantly impact our ability to build PV plants and generate solar electricity sales.

Our systems business is largely dependent on us and third parties arranging financing from various sources, which may not be available or may only be available on unfavorable terms or in insufficient amounts.

The construction of our large utility-scale solar power projects under development by us is expected in many cases to require project financing, including non-recourse project debt financing in the bank loan market and institutional debt capital markets. Uncertainties exist as to whether our projects will be able to access the debt markets in a sufficient magnitude to finance their construction. If we are unable to arrange such financing or if it is only available on unfavorable terms, we may be unable to fully execute our systems business plan. In addition, we generally expect to sell our projects by raising project equity capital from tax oriented, strategic industry and other equity investors. Such equity sources may not be available or may only be available in insufficient amounts, in which case our ability to sell our projects may be delayed or limited and our business, financial condition or results of operations may be adversely affected.

In addition, for projects in which we provide EPC services but are not the project developer, our EPC activities are in many cases dependent on the ability of third parties to purchase our PV plant projects, which, in turn, is dependent on their ability to obtain financing for such purchases. Depending on prevailing conditions in the credit markets and other factors, such financing may not be available or may only be available on unfavorable terms or in insufficient amounts. If third parties are limited in their ability to access financing to support their purchase of PV power plant projects from us, we may not realize the cash flows that we expect from such sales, and this could adversely affect our ability to invest in our business and/or generate revenue. See also the risk factor above entitled “An increase in interest rates or lending rates or tightening of the supply of capital in the global financial markets (including a reduction in total tax equity availability) could make it difficult for end-users to finance the cost of a PV system and could reduce the demand for our solar modules and/or lead to a reduction in the average selling price for photovoltaic modules.”

Developing solar power projects may require significant upfront investment prior to the signing of a power purchase agreement or an EPC contract, which could adversely affect our business and results of operations.

Our solar power project development cycles, which span the time between the identification of land and the commercial operation of a PV power plant project, vary substantially and can take many months or years to mature. As a result of these long project cycles, we may need to make significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable) in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Our potential inability to enter into sales contracts with potential customers after making such upfront investments could adversely affect our business and results of operations.

Our liquidity may be adversely affected to the extent the project sale market weakens and we are unable to sell our solar projects on pricing, terms and timing commercially acceptable to us.

Other Risks

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

In April 2009, we acquired the solar power project development business of OptiSolar Inc. and in the future, we may acquire additional companies, project pipelines, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of an acquisition and each acquisition has numerous risks. These risks include the following:

•	difficulty in assimilating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies or products with our current products and technologies;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	disruption of our ongoing business and distraction of our management and associates from other opportunities and challenges due to integration issues;

•	difficulty integrating the acquired company’s accounting, management information and other administrative systems;

•	inability to retain key technical and managerial personnel of the acquired business;

•	inability to retain key customers, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential impairment of our relationships with our associates, customers, partners, distributors or third party providers of technology or products;

•	potential failure of the due diligence processes to identify significant issues with product quality, architecture and development or legal and financial liabilities, among other things;

•	potential inability to assert that internal controls over financial reporting are effective;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions; and

•	potential delay in customer purchasing decisions due to uncertainty about the direction of our product offerings.

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

We are dependent on the services of Michael J. Ahearn, our Executive Chairman, Robert J. Gillette, our Chief Executive Officer, Bruce Sohn, our President, Jens Meyerhoff, our Chief Financial Officer, Mary Beth Gustafsson, our Executive Vice President, General Counsel and Corporate Secretary, Carol Campbell, our Executive Vice President, Human Resources, TK Kallenbach, our Executive Vice President, Marketing and Product Management, David Eaglesham, our Chief Technology Officer, and James Zhu, our Chief Accounting Officer and other members of our senior management team. The loss of Ahearn, Gillette, Sohn, Meyerhoff, Gustafsson, Campbell, Kallenbach, Eaglesham, Zhu or any other member of our senior management team could have a material adverse effect on us. There is a risk that we will not be able to retain or replace these key associates. Several of our current key associates, including Ahearn, Gillette, Sohn, Meyerhoff, Gustafsson, Campbell, Kallenbach, Eaglesham and Zhu are subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit the associates to terminate their employment with us upon little or no notice and the enforceability of the non-competition provisions is uncertain.

If we are unable to attract, train and retain key personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain management, operations and technical personnel. Recruiting and retaining capable personnel, particularly those with expertise in the photovoltaic industry and thin film technology, are vital to our success. There is substantial competition for qualified technical personnel and there can be no assurance that we will be able to attract or retain our technical personnel. If we are unable to attract and retain qualified associates, our business may be materially and adversely affected.

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

Although our reporting currency is the U.S. dollar, we conduct our business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation and transaction risk. For example, 86% and 95% of our net sales were denominated in euro for the years ended December 26, 2009 and December 27, 2008, respectively, and we expect a large percentage of our net sales to be outside the United States and denominated in foreign currencies in the future. In addition, our operating expenses for our plants located outside the U.S. (currently Germany and Malaysia) and our operations for our systems business in Canada and other European countries will be denominated in the local currency. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our net sales and cost of sales and could result in exchange gains or losses. For example, the weakening of the euro reduced our net sales by $116.1 million during fiscal 2009 compared with fiscal 2008. In addition, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from our reporting currency. For example, our European Long-Term Supply Contracts specify fixed pricing in euros through 2012 and do not adjust for changes in the U.S. dollar to euro exchange rate. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations.

We could also expand our business into emerging markets, many of which have an uncertain regulatory environment relating to currency policy. Conducting business in such emerging markets could cause our exposure to changes in exchange rates to increase.

Our ability to hedge foreign currency exposure is dependent on our credit profile with the banks that are willing and able to do business with us. Deterioration in our credit position or a significant tightening of the credit market conditions could limit our ability to hedge our foreign currency exposure; and therefore, result in exchange losses.

The Estate of John T. Walton and its affiliates have significant control over us and their interests may conflict with or differ from interests of other stockholders.

Our largest stockholder, the Estate of John T. Walton and its affiliates, including JCL Holdings, LLC and JTW Trust No. 1 UAD 9/19/02 (collectively, the Estate), owned approximately 35% of our outstanding common stock at December 31, 2009. As a result, the Estate has substantial influence over all matters requiring stockholder approval, including the election of our directors and the approval of significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets. The interests of the Estate could conflict with or differ from interests of other stockholders. For example, the concentration of ownership held by the Estate could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which a majority of stockholders may view favorably.

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

As required by accounting rules, we review our goodwill, investment in a related party and project assets for impairment when events or changes in our business or circumstances indicate that their fair value might be less than their carrying value. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill might not be recoverable include a significant decline in our stock price and market capitalization, a significant decline in projections of future cash flows and significantly slower growth rates in our industry. We are also required to test goodwill for impairment at least annually. We would write down project assets, which are capitalized on the balance sheet for certain solar power projects, should we determine that the project is not commercially viable.

Unanticipated changes in our tax provisions, the adoption of a new U.S. tax legislation or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in the United States and the foreign jurisdictions in which we operate. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to potential tax examinations in these various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other tax positions and assess additional taxes. We regularly assess the likely outcomes of these examinations in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these potential examinations, and the amounts ultimately paid upon resolution of examinations could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our future effective tax rate could be adversely affected by changes to our operating structure, loss of our Malaysian tax holiday, changes in the mix of earnings in countries with tax holidays or differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In addition, President Obama's administration has recently announced proposals for new U.S. tax legislation that, if adopted, could adversely affect our tax rate. Any of these changes could affect our results of operations.

Our credit agreements contain covenant restrictions that may limit our ability to operate our business.

We may be unable to respond to changes in business and economic conditions, engage in transactions that might otherwise be beneficial to us, and obtain additional financing, if needed, because our revolving credit agreement with JPMorgan Chase and our Malaysian facility agreement contain, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to, among other things:

•	incur additional debt, assume obligations in connection with letters of credit, or issue guarantees;

•	create liens;

•	enter into certain transactions with our affiliates;

•	sell certain assets; and

•	declare or pay dividends, make other distributions to stockholders or make other restricted payments.

Under our revolving credit facility with JPMorgan Chase and our Malaysian facility agreement, we are also subject to certain financial condition covenants. Our ability to comply with covenants under our credit agreements is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. In addition, our failure to comply with these covenants could result in a default under these agreements and any of our other future debt agreements, which could permit the holders thereof to accelerate such debt. If any of our debt is accelerated, we may in the future not have sufficient funds available to repay such debt, which could materially and negatively affect our financial condition and results of operation.

Item 1B:  Unresolved Staff Comments

None.

Item 2:  Properties

As of February 12, 2010, our principal properties consisted of the following:

Nature	Number of Production Lines	Location	Held	Major Encumbrances
Manufacturing Plant	3	Perrysburg, Ohio, United States	Own	State of Ohio Loan (1)
Manufacturing Plant	4	Frankfurt/Oder, Germany	Own	None
Manufacturing Plants	16	Kulim, Kedah, Malaysia	Lease Land/ Own Buildings	n/a
Corporate Headquarters	n/a	Tempe, Arizona, United States	Lease	n/a
Administrative Office	n/a	Oakland, California, United States	Lease	n/a
Administrative Office	n/a	Bridgewater, New Jersey, United States	Lease	n/a
Administrative Office	n/a	New York, New York, United States	Lease	n/a
Administrative Office	n/a	Mainz, Germany	Lease	n/a

(1)	See Note 13. “Debt” to our consolidated financial statements for additional information.

In addition, we lease office space in several other U.S. and international locations.

As of February 12, 2010, all of our manufacturing plants are at full productive capacity and operate 24 hours a day, seven days a week. In the first quarter of 2010, we expect to complete the addition of one production line to our Perrysburg, Ohio manufacturing facility, after which time our 24 production lines will have an annual global manufacturing capacity of 1.3GW, assuming the fourth quarter of 2009 average per line run rate. We can increase annual production by increasing current factory throughput and expanding or adding new factories. On July 23, 2009, we announced a venture to build France's largest solar panel manufacturing plant. The plant will have an initial annual capacity of more than 100MWp and is projected to be at full production by the first quarter of 2012. On December 16, 2009, we announced plans to invest $365.0 million to add eight production lines at our manufacturing center in Kulim, Malaysia, starting production in the first half of 2011. These expansions, once completed will increase our manufacturing capacity to 34 production lines, or 1.8GW of annual capacity at the fourth quarter of 2009 average per line run rate at our existing plants.

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

	High	Low
Fiscal Year 2009
First Quarter	$165.20	$100.90
Second Quarter	207.51	129.78
Third Quarter	176.05	112.09
Fourth Quarter	162.20	115.09
Fiscal Year 2008
First Quarter	$273.73	$143.31
Second Quarter	317.00	225.82
Third Quarter	301.30	186.82
Fourth Quarter	202.93	85.28

The closing sales price of our common stock on The NASDAQ Global Select Market was $115.10 per share on February 12, 2010. As of February 12, 2010 there were 60 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee names.

Dividend Policy

We have never paid, and it is our present intention for the foreseeable future not to pay, dividends on our common stock. Our revolving credit facility imposes restrictions on our ability to declare or pay dividends. The declaration and payment of dividends is subject to the discretion of our board of directors and depends on various factors, including the continued applicability of the above-referenced restrictions under our revolving credit facility, our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Equity Compensation Plans

The following table sets forth certain information, as of December 26, 2009, concerning securities authorized for issuance under all equity compensation plans of our company:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(a)(1)	Weighted-Average Exercise Price of Outstanding Options and Rights(b)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(c)
Equity compensation plans approved by our stockholders (3)	2,104,939	$60.63	4,705,302
Equity compensation plans not approved by our stockholders	—	—	—
Total	2,104,939	$60.63	4,705,302

(1)	Includes 1,126,238 shares issuable upon vesting of RSUs granted under the 2006 Omnibus Incentive Compensation Plan. The remaining balance consists of outstanding stock option grants.

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(3)	Includes our 2003 Unit Option Plan and 2006 Omnibus Incentive Compensation Plan.

Stock Price Performance Graph

The following graph compares the cumulative 37-month total return on our common stock with the cumulative total returns of the S&P 500 Index and a peer group consisting of six comparable issuers: SunPower Corporation, Suntech Power Holdings Co., Ltd., Trina Solar Ltd., Yingli Green Energy Hold. Co. Ltd., SolarWorld AG and Q-Cells AG. We believe that a peer group consisting of comparable issuers is more representative of the solar industry as a whole, and we will therefore discontinue comparison against the NASDAQ Clean Edge Green Energy U.S. Index in future filings (formerly known as the NASDAQ Clean Edge U.S. Liquid Series Index). Also, in light of our addition to the S&P 500 Index during 2009, our exclusive comparative broad market index will be the S&P 500 Index, and we will therefore discontinue comparison against the Russell 2000 Index in future filings. In the stock price performance graph included below, an investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on November 17, 2006 and its relative performance is tracked through December 26, 2009. No cash dividends have been declared on shares of our common stock. This performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the graph represents past performance and should not be considered an indication of future price performance.

	11/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08	3/09	6/09	9/09	12/09
First Solar, Inc.	100.00	120.61	210.23	360.91	475.91	1079.79	934.28	1102.75	763.58	545.72	536.38	655.30	617.87	540.82
S&P 500	100.00	101.40	102.05	108.46	110.66	106.97	96.87	94.23	86.34	67.40	59.97	69.53	80.38	85.23
Russell 2000	100.00	100.33	102.29	106.80	103.50	98.76	88.99	89.51	88.51	65.39	55.62	67.12	80.06	83.16
NASDAQ Clean Edge Green Energy	100.00	96.90	114.68	132.73	149.31	180.39	139.71	154.07	113.28	70.75	67.77	85.64	91.69	94.33
Peer Group	100.00	116.03	142.79	172.08	212.03	337.73	191.78	185.18	161.13	61.63	59.43	83.75	74.93	79.33

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

As of December 26, 2009, 333,932 Holdback Shares had been issued to OptiSolar Holdings and a total of 2,951,256 Merger Shares had been issued. The period during which claims for indemnification from the escrow fund may be initiated commenced on April 3, 2009, and will end on April 3, 2011.

Purchases of Equity Securities by the Issuer and Affiliate Purchases

None.

Item 6:  Selected Consolidated Financial Data

The following table sets forth our selected consolidated financial data for the periods and at the dates indicated.

The selected consolidated financial information for the fiscal years ended December 26, 2009, December 27, 2008, and December 29, 2007 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the fiscal years ended December 30, 2006 and December 31, 2005 have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The information presented below should be read in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes.
	Years Ended
	Dec 26, 2009	Dec 27, 2008	Dec 29, 2007	Dec 30, 2006	Dec 31, 2005
	(In thousands, except per share amounts)
Statement of Operations:
Net sales	$2,066,200	$1,246,301	$503,976	$134,974	$48,063
Cost of sales	1,021,618	567,908	252,573	80,730	31,483
Gross profit	1,044,582	678,393	251,403	54,244	16,580
Research and development	78,161	33,517	15,107	6,361	2,372
Selling, general and administrative	272,898	174,039	82,248	33,348	15,825
Production start-up	13,908	32,498	16,867	11,725	3,173
Operating income (loss)	679,615	438,339	137,181	2,810	(4,790)
Foreign currency gain (loss)	5,207	5,722	1,881	5,544	(1,715)
Interest income	9,735	21,158	20,413	2,648	316
Interest expense, net	(5,258)	(509)	(2,294)	(1,023)	(418)
Other expense, net	(2,985)	(934)	(1,219)	(799)	56
Income tax expense (benefit)	46,176	115,446	(2,392)	5,206	—
Income (loss) before cumulative effect of change in accounting principle	640,138	348,330	158,354	3,974	(6,551)
Cumulative effect of change in accounting for share-based compensation	—	—	—	—	89
Net income (loss)	$640,138	$348,330	$158,354	$3,974	$(6,462)
Net income (loss) per share data:
Basic net income (loss) per share:
Net income (loss) per share	$7.67	$4.34	$2.12	$0.07	$(0.13)
Weighted average shares	83,500	80,178	74,701	56,310	48,846
Diluted net income (loss) per share:
Net income (loss) per share	$7.53	$4.24	$2.03	$0.07	$(0.13)
Weighted average shares	85,044	82,124	77,971	58,255	48,846
Cash dividends declared per common share	$—	$—	$—	$—	$—

	Years Ended
	Dec 26, 2009	Dec 27, 2008	Dec 29, 2007	Dec 30, 2006	Dec 31, 2005
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$675,193	$463,067	$205,951	$(576)	$5,040
Net cash used in investing activities	(701,690)	(308,441)	(547,250)	(159,994)	(43,832)
Net cash (used in) provided by financing activities	(22,021)	177,549	430,421	451,550	51,663

	Years Ended
	Dec 26, 2009	Dec 27, 2008	Dec 29, 2007	Dec 30, 2006	Dec 31, 2005
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$664,499	$716,218	$404,264	$308,092	$16,721
Marketable securities, current and noncurrent	449,844	105,601	265,399	323	312
Accounts receivable, net	226,826	61,703	18,165	27,123	882
Inventories, current and noncurrent	174,516	121,554	40,204	16,510	6,917
Property, plant and equipment, net	988,782	842,622	430,104	178,868	73,778
Project assets, current and noncurrent	132,496	—	—	—	—
Deferred tax assets, current and noncurrent	152,194	71,247	55,701	—	—
Total assets	3,349,512	2,114,502	1,371,312	578,510	101,884
Long-term debt	174,958	198,470	108,165	80,697	48,723
Accrued collection and recycling liabilities	92,799	35,238	13,079	3,724	917
Total liabilities	696,725	601,460	274,045	116,844	63,490
Total stockholders’ equity	2,652,787	1,513,042	1,097,267	411,440	13,129

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

Overview

We manufacture and sell solar modules with an advanced thin film semiconductor technology, and we design, construct and sell photovoltaic (PV) solar power systems.

In furtherance of our goal of delivering the lowest cost of solar energy and achieving price parity with conventional fossil-fuel based peak electricity generation, we are continually focused on reducing PV system costs in three primary areas: module manufacturing, Balance of System (BoS) costs (consisting of costs of components of a solar power system other than the solar modules, including inverters, mounting hardware, grid interconnection equipment, wiring and other devices, and installation labor costs), and cost of capital. First, with respect to our module manufacturing costs, our advanced technology has allowed us to reduce our average module manufacturing costs to the lowest in the world, based on publicly available information. In 2009, our total average manufacturing costs were $0.87 per watt, which we believe is significantly less than those of traditional crystalline silicon solar module manufacturers. By continuing to improve conversion efficiency and line throughput, lower material cost and drive volume scale to further decrease overhead costs, we believe that we can further reduce our manufacturing costs per watt and maintain our cost advantage over traditional crystalline silicon solar module manufacturers. Second, by continuing to improve conversion efficiency, leverage volume procurement around standardized hardware platforms, and accelerate installation time, we believe we can continue to make substantial reductions in BoS costs, which represent over half of all costs associated with a typical utility-scale PV solar power system. Finally, we believe that continuing to strengthen our financial position, including our balance sheet and credit profile, will enable us to continue to lower the cost of capital associated with our solar power systems, thereby further enhancing the economic viability of our projects and lowering the cost of electricity generated by solar power systems, which incorporate our modules and technology.

We believe that combining our reliable, low cost module manufacturing capability with our systems business enables us to more rapidly reduce the price of solar electricity, to accelerate the adoption of our technology in large scale systems and to further our mission to create enduring value by enabling a world powered by clean, affordable solar electricity.

On February 22, 2006, we were incorporated as a Delaware corporation. Prior to that date, we operated as a Delaware limited liability company.

Our fiscal year ends on the Saturday on or before December 31. All references to fiscal year 2009 relate to the 52 weeks ended December 26, 2009; all references to fiscal year 2008 relate to the 52 weeks ended December 27, 2008; and all references to fiscal year 2007 relate to the 52 weeks ended December 29, 2007. We use a 13 week fiscal quarter.

Manufacturing Capacity

As of December 26, 2009, we operated 23 production lines with an annual global manufacturing capacity of approximately 1228MW (based on the fourth quarter of 2009 average per line run rate at our existing plants) at our manufacturing plants in Perrysburg, Ohio, Frankfurt/Oder, Germany and Kulim, Malaysia. We expect to add an additional production line to our Perrysburg, Ohio manufacturing facility in 2010, resulting in a 53.4MW increase in manufacturing capacity (based on the fourth quarter of 2009 average per line run rate at our existing plants). We expect to increase our manufacturing capacity to 34 production lines by 2012, with an annual global manufacturing capacity of approximately 1.8GW (based on the fourth quarter of 2009 average per line run rate at our existing plants).

Market Overview

We project the global market for PV solar modules to have a 35% compound annual growth rate through 2012, increasing demand to approximately 12GW worldwide. We expect approximately 7.5GW of global demand in 2010. In addressing a growing global need for PV solar electricity, we target markets with varying approaches depending on the underlying economics, market requirements and distribution channels. In subsidized feed-in tariff markets, such as Germany, we have historically sold most of solar modules to solar project developers, system integrators and independent power producers. In other markets, such as the United States, the demand for solar has been primarily driven by renewable portfolio standards requiring regulated utilities to supply a portion of their total electricity from renewable energy sources such as solar power. To meet the needs of these markets and enable balance of system cost reductions, we have developed a fully integrated systems business that can provide a low-cost turn-key utility-scale PV system solution for system owners and low cost electricity to utility end-users. By building a fully integrated systems business, we believe we are in position to expand our business in transitional, and eventually economically sustainable markets (in which subsidies or incentives are minimal), that are expected to develop in areas with abundant solar resources and sizable electricity demand, such as the United States, China, India and parts of Europe. In the long-term, we plan on competing on an economic basis with conventional fossil fuel-based peaking power generation.

In 2009, the solar industry moved from a supply driven to a demand driven environment, with increasing competitive pressure as the photovoltaic industry’s total manufacturing capacity to produce solar modules exceeded demand for those products. We expect that the photovoltaic industry’s total manufacturing capacity to produce solar modules will continue to exceed demand in 2010. Our customers faced significant challenges under the prevailing economic conditions, including tight liquidity and extended cash realization cycles, weakened balance sheets, constrained working capital, a volatile pricing environment leading to deferred project equity investments, constrained project finance outside of Germany and capital preservation within U.S. utilities during the year. We extended our payment terms with certain customers from 10 days to 45 days from the date of invoice and reduced prices under our Long-Term Contracts in response to the economic conditions.

During the second half of 2009, German installation activity was stronger than in the first half of 2009, driven by a combination of anticipation of reduced 2010 German feed-in tariffs, seasonal demand, customer participation in our rebate program and improving project finance, tax equity and corporate finance conditions. The first half of 2009 in comparison had been characterized by project and channel competition with aggressive crystalline silicon module pricing, deferred project equity investment based on anticipation of further reductions, project debt constraints and delays and construction financing delays.

 To the extent the challenging conditions mentioned above return as seasonal strength subsides, our results of operations could be adversely affected by declines in the selling prices of our modules, decreases in sales volumes of our modules and/or increases in our solar module inventories. We expect that demand for our solar modules in Germany in the first half of 2010 will increase due to the uncertainty around the German subsidies. The German feed-in tariffs are currently under review by the government and certain proposals under discussion would further reduce these tariffs in the second quarter and later dates in 2010.

In 2009, we continued to expand into certain key transition markets, such as the United States, within which affordable solar electricity solutions could be developed and ultimately evolve into economically sustainable markets. Our acquisition of the project development business of OptiSolar Inc. in April 2009 furthered our development of solar electricity solutions for utility companies in the United States that are seeking cost-effective renewable energy solutions for the purpose of meeting renewable portfolio standard requirements. In January 2010, we completed the acquisition of certain assets from Edison Mission Group's solar project development pipeline consisting of utility-scale solar projects located primarily on private land in California and the southwestern United States.

In the PV module segment, we face intense competition from manufacturers of crystalline silicon solar modules and other types of solar modules and photovoltaic systems. Solar module manufacturers compete with one another in several product performance attributes, including reliability, module cost per watt and levelized cost of electricity (LCOE), meaning the net present value of total life cycle costs of the solar power project divided by the quantity of energy which is expected to be produced over the system’s life. We are the lowest cost PV module manufacturer in the solar industry, based on publicly available information, as evidenced by the further reduction in our average manufacturing cost per watt from $1.23 during 2007 to $0.87 during 2009. This cost advantage is reflected in the price at which we sell our modules or fully integrated systems and enables our systems to compete favorably in respect of their LCOE. Our cost competitiveness is based in large part on our proprietary technology (which enables conversion efficiency improvements and permits a continuous highly automated industrial manufacturing process), our scale and our operational excellence. In addition, our modules use approximately 1% of the amount of semiconductor material that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules. The current spot market price of polysilicon of approximately between $55 and $63 per kilogram (Kg) enables us to remain one of the lowest cost module manufacturers in the solar industry. However, the timing and rate of decrease in the cost of silicon feedstock could lead to pricing pressure for solar modules. Although we are not a crystalline silicon module manufacturer, we estimate based on industry research and public disclosures of our competitors, that a $10 per Kg increase or decrease in the price of polysilicon could increase or decrease, respectively, our competitors’ manufacturing cost per watt by approximately $0.07. Given the lower conversion efficiency of our modules compared to crystalline silicon modules, there are higher balance-of-system costs associated with systems using our modules. Thus, to compete effectively on the basis of LCOE our modules need to maintain a certain cost advantage per watt compared to crystalline silicon based modules. Our cost reduction roadmap anticipates manufacturing cost per watt reductions for our modules of 10% per year. During the twelve months ended December 26, 2009, we reduced our manufacturing cost per watt by 19% from our cost per watt in the fourth quarter of fiscal 2008.

While our modules currently enjoy competitive advantages in these product performance attributes, there can be no guarantee that these advantages will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in margin compression, a decline in average selling prices of our solar modules, erosion in our market share for modules, a decrease in the rate of revenue growth and/or a decline in overall revenues. We have taken, and continue to take, several actions to mitigate the potential impact resulting from competitive pressures, including adjusting our pricing policies as necessary in core markets to drive module volumes, continuously making progress along our cost reduction roadmap and focusing our research and development on increasing the conversion efficiency of our solar modules.

As we expand our systems business into transition and sustainable markets, we can offer value beyond the PV module, reduce our exposure to module-only competition and provide comprehensive utility-scale photovoltaic systems solutions that significantly reduce solar electricity costs. Thus, our systems business allows us to play a more active role than many of our competitors in managing the demand for, and manufacturing throughput of our solar modules. Finally, we seek to form and develop strong partner relationships with our customers and continue to develop our range of offerings, including EPC capabilities and operating and maintenance services, in order to enhance the competitiveness of systems using our solar modules.

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

Net Sales

Components Business

Currently, the majority of our net sales is generated from the sale of solar modules. We currently price and sell our solar modules per watt of power. As a result, our net sales can fluctuate based on our output of sellable watts or price. During 2009, we sold almost all of our solar modules to solar power system project developers, system integrators and operators headquartered in Germany, France, Spain and Italy, which either resell our solar modules to end-users or integrate them into power plants that they own or operate or sell.

As of December 26, 2009, we had Long-Term Supply Contracts for the sale of solar modules expiring at the end of 2012 with fourteen European solar power system project developers and system integrators. We also have an agreement expiring in 2013 with a solar power system project developer and system integrator in the United States, which is a related party. These contracts account for a significant portion of our planned production over the period from 2010 through 2012, and therefore, will significantly affect our overall financial performance. We have the right to terminate certain Long-Term Supply Contracts upon 12 months notice and the payment of a termination fee if we determine that certain material adverse changes have occurred. In addition, our customers are entitled to certain remedies in the event of missed deliveries of kilowatt volume. These delivery commitments are established through rolling four quarter forecasts that are agreed to with each of the customers within the parameters established in the Long-Term Supply Contracts and define the specific quantities to be purchased on a quarterly basis and the schedules of the individual shipments to be made to the customers. In the case of a late delivery, certain of our customers are entitled to a maximum charge representing a percentage of the delinquent revenue. If we do not meet our annual minimum volume shipments, our customers also have the right to terminate these contracts on a prospective basis.

Certain of our Long-Term Supply Contracts require us to deliver solar modules that, in total, meet or exceed specified minimum average number of watts per module for the year or specify an annual decline in the sales price per watt under these contracts. As a result, our profitability could decline if we are unable to reduce our manufacturing cost per watt by at least the same rate as the contractual sales prices decrease. Because the sales prices under our Long-Term Supply Contracts are fixed and have the built-in decline each year, we cannot pass along any increases in manufacturing costs to these customers. Although we believe that our total manufacturing costs per watt will decline at the same rate or more rapidly than our prices under the Long-Term Supply Contracts, our failure to achieve our manufacturing cost per watt targets could result in a reduction of our gross profit.

Our sales prices under the Long-Term Supply Contracts are denominated in euro, exposing us to risks from currency exchange rate fluctuations. During the year ended December 26, 2009, 86% of our sales were denominated in euro and subject to fluctuation in the exchange rate between the euro and U.S. dollar.

We have in the past amended pricing and other terms in our Long-Term Supply Contracts in order to remain competitive, as described below, and we may decide in the future to further amend these contracts in order to address the highly competitive environment. For example, during the three months ended March 28, 2009, we amended our Long-Term Supply Contracts with certain customers to further reduce the sales price per watt under these contracts in 2009 and 2010 in exchange for increases in the volume of solar modules to be delivered under the contracts. We also extended the payment terms for certain customers under these contracts from net 10 days to net 45 days to increase liquidity in our sales channel and to reflect longer module shipment times from our manufacturing plants in Malaysia.

During the third quarter of 2009, we amended our Long-Term Supply Contracts with certain of our customers to implement a program which provides a price rebate to certain of these customers for solar modules purchased from us. The intent of this program is to enable our customers to successfully compete in our core segments in Germany. The rebate program applies a specified rebate rate to solar modules sold for solar power projects in Germany at the beginning of each quarter for the upcoming quarter. The rebate program is subject to periodic review, and we will adjust the rebate rate quarterly upward or downward as appropriate. The rebate period commenced during the third quarter of 2009 and terminates at the end of the fourth quarter of 2010. Customers need to meet certain requirements in order to be eligible for and benefit from this program.

We account for rebates as a reduction to the selling price of our solar modules and therefore as a reduction in revenue. No rebates granted under this program can be claimed in cash, and all rebates will be applied to reduce outstanding accounts receivable balances. During the year ended December 26, 2009, we extended rebates to customers in the amount of €87.1 million ($128.9 million at an average exchange rate of $1.48/€1.00).

We also enter into one-time module sale agreements with customers for specific projects.

Under our customer contracts we transfer title and risk of loss to the customer and recognize revenue upon shipment. Our customers do not have extended payment terms or rights of return under these contracts.

During 2009, principal customers of our components business were Blitzstrom GmbH, EDF EN Development, Gehrlicher Solar AG, Juwi Solar GmbH, and Phoenix Solar AG. During 2009, each of these five customers individually accounted for between 10% and 19% of our component segment’s net sales. All of our other customers individually accounted for less than 10% of our component business net sales during the year ended December 26, 2009.

Systems Business

Through our fully integrated systems business we provide a complete solar power system solution, which includes project development, EPC services, O&M services and, when required, project finance.

Net sales from our systems segment are comprised of the following types of transactions:

Transaction	Description
Engineer and Procure (EP) Contract
Design of a solar electricity generation system for a customer that uses our solar modules; includes the procurement of all other required balance of system (BOS) components from third party suppliers.

Engineer, Procure and Construct (EPC) Contract	Design and construction for a customer of a turnkey solar electricity generation system that uses our solar modules; includes the procurement of all other BOS components from third party suppliers.

Sale of Project Assets
Sale of project assets to a customer at various stages of development. This generally includes a single project consisting of costs incurred for permits, land or land rights or  power off-take agreements.

Operating and Maintenance (O&M) Agreement	Typically a fixed-priced long-term services agreement.

During the year ended December 26, 2009, net sales from our systems business resulted primarily from the sale of two utility scale solar power systems in the fourth fiscal quarter to utilities in the United States and Canada. Our systems business does not currently meet the quantitative criteria for disclosures as a separate reporting segment. On April 3, 2009, we completed the acquisition of the solar power project development business of OptiSolar Inc. and we have integrated this business into our systems business.

Net sales from our systems segment are impacted by numerous factors, including the magnitude and effectiveness of renewable portfolio standards, economic incentives (such as European feed-in tariffs or the federal investment tax credit in the United States) and other PV system demand drivers.

For a given solar power project, we recognize revenue for our systems business either after execution of an EPC agreement with a third party, specifying the terms and conditions of the construction of the solar power plant; by applying the provisions for real estate accounting; by applying the percentage-of-completion method of accounting; or upon the sale of the complete system solution, as appropriate for the particular facts and circumstances related to the project and its sale.

At any given point in time, aggregate contracted sales amounts with respect to the systems segment generally consist of the uncompleted portion of contracted projects where we have entered into a definitive EPC agreement with the customer.

Cost of sales

Components Business

Our cost of sales includes the cost of raw materials and components for manufacturing solar modules, such as tempered back glass, transparent conductive oxide coated front glass, cadmium telluride, laminate, connector assemblies, laminate edge seal, and other items. Our cost of sales also includes direct labor for the manufacturing of solar modules and manufacturing overhead such as engineering expense, equipment maintenance, environmental health and safety expenses, quality and production control and procurement. Cost of sales also includes depreciation of manufacturing plants and equipment and facility-related expenses. In addition, we accrue warranty and solar module collection and recycling costs to our cost of sales.

We implemented a program in 2005 to collect and recycle our solar modules after their use. Under our solar module collection and recycling program, we enter into an agreement with the end-users of the solar power systems that use our solar modules. In the agreement, we commit, at our expense, to collect the solar modules from the installation site at the end of their useful life and transport them to a processing center where the solar module materials and components will be either refurbished and resold as used solar modules or recycled to recover some of the raw materials. In return, the owner agrees not to dispose of the solar modules except through our module collection and recycling program or any other program that we might approve of. The owner is also responsible for disassembling the solar modules and packaging them in containers that we provide. At the time we sell a solar module, we record an expense in cost of sales equal to the fair value of the estimated future module collection and recycling obligation. We subsequently record accretion expense on this future obligation, which we classify within selling, general and administrative expense.

Overall, we expect our cost of sales per watt to decrease over the next several years due to an increase of sellable watts per solar module, an increase in unit output per production line, continued geographic expansion into lower-cost manufacturing regions and more efficient absorption of fixed costs driven by economies of scale.

Systems Business

Within our systems business, project-related costs include standard EPC costs (consisting primarily of balance of system costs for inverters, electrical and mounting hardware, project management and engineering costs, and installation labor costs), site specific costs, and development costs (including transmission upgrade costs, interconnection fees and permitting costs). As further described in Note 22. “Segment Reporting,” at the time when the revenue recognition criteria are met, we include the sale of our solar modules manufactured by our components business and used by our systems business as net sales of our components business. Therefore, the related cost of sales will also be included within our components business.

Deferred project costs represent capitalized costs related to the deferred revenue for project development or project construction activities sold to a third party typically under an EPC agreement, for which the revenue recognition criteria have not been met. We recognize these costs as we recognize the revenue for these projects. Deferred project costs at December 26, 2009 and December 27, 2008 were $36.7 million and $0.7 million, respectively.

Gross profit

Gross profit is affected by numerous factors, including our average selling prices, foreign exchange rates, our manufacturing costs and the effective utilization of our production facilities. Gross profit is also subject to competitive pressures, and we have in the past and may in the future decide to amend our Long-Term Supply Contracts, which specify our sales price per watt. Other factors impacting gross profits are the ramp of production on new plants due to a reduced ability to absorb fixed costs until full production volumes are reached, the mix of net sales generated by our components and systems businesses coupled with a geographic factor. Gross profit margin is affected by our systems business, which generally operates at a lower gross profit margin due to the pass-through nature of certain balance of system components procured from third parties. Gross profit for our systems business excludes cost of sales for solar modules, that are included in the gross profit of our components business.

Research and development

Research and development expense consists primarily of salaries and personnel-related costs and the cost of products, materials and outside services used in our process and product research and development activities. We acquire equipment for general use in further process developments and record the depreciation of this equipment as research and development expense.

We maintain a number of programs and activities to improve our technology and processes in order to enhance the performance and reduce the costs of our solar modules and PV systems using our modules. We maintain active collaborations with the National Renewable Energy Laboratory (a division of the United States Department of Energy), Brookhaven National Laboratory and several universities. We report our research and development expense net of grant funding. We received $0.9 million and $1.8 million of grant funding during the years ended December 27, 2008 and December 29, 2007, respectively, that we applied towards our research and development programs. We did not receive any grant funding during the year ended December 26, 2009. We expect our research and development expense to increase in absolute terms in the future as we increase personnel and research and development activity. Over time, we expect research and development expense to decline as a percentage of net sales and on a cost per watt basis as a result of economies of scale.

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

Production start-up

Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. We incurred production start-up expense of $16.9 million during the year ended December 29, 2007 in connection with the qualification of our German plant and the planning and preparation of our plants at our Malaysian manufacturing center. We incurred production start-up expense of $32.5 million during the year ended December 27, 2008 in connection with the planning and preparation of our plants at the Malaysian manufacturing center. Production start-up expense for the year ended December 26, 2009 was $13.9 million and related to plant four of our Malaysian manufacturing center and our Ohio plant expansion. In general, we expect production start-up expense per production line to be higher when we build an entirely new manufacturing facility compared with the addition of new production lines at an existing manufacturing facility, primarily due to the additional infrastructure investment required when building an entirely new facility. Over time, we expect production start-up expense to decline as a percentage of net sales and on a cost per watt basis as a result of economies of scale.

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

Income Tax Expense

         Income taxes are imposed on our income by the taxing authorities in the various jurisdictions in which we operate, principally the United States, Germany and Malaysia. The statutory federal tax rate in the United States is 35% while the tax rate in Germany and Malaysia is approximately 28.5% and 25%, respectively. In Malaysia we have been granted a long-term tax holiday, pursuant to which substantially all our income earned in Malaysia is exempt from income tax.

Critical Accounting Estimates

In preparing our financial statements in conformity with generally accepted accounting principles in the United States (GAAP), we make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent liabilities in our financial statements and the related notes thereto. Some of our accounting policies require the application of significant judgment by management in the selection of appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, on our forecasts and on other available information, as appropriate. Our significant accounting policies are described in Note 2. “Summary of Significant Accounting Policies” to our consolidated financial statements for the year ended December 26, 2009 included elsewhere in this Annual Report on Form 10-K.

Our critical accounting estimates, which require the most significant management estimates and judgment in determining amounts reported in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, are as follows:

Solar module collection and recycling. At the time of sale, we recognize an expense for the estimated fair value of our future obligation for collecting and recycling the solar modules that we have sold when they have reached the end of their useful lives. We base our estimate of the fair value of our collection and recycling obligations on the present value of the expected future cost of collecting and recycling the solar modules, which includes the cost of packaging the solar modules for transport, the cost of freight from the solar modules’ installation sites to a recycling center, the material, labor and capital costs of the recycling process and an estimated third-party profit margin and return on risk for collection and recycling services. We base this estimate on our experience collecting and recycling our solar modules and on our expectations about future developments in recycling technologies and processes, about economic conditions at the time the solar modules will be collected and recycled and about the timing of solar modules returns for recycling. In the periods between the time of our sales and our settlement of the collection and recycling obligations, we accrete the carrying amount of the associated liability by applying the discount rate used for its initial measurement. At December 26, 2009, our estimate of the fair value of our liability for collecting and recycling solar modules was $92.8 million. A 10% decrease in our estimate of the future cost of collecting and recycling a solar module would reduce this estimated liability by $9.0 million, to $83.8 million; a 10% increase in our estimate of the future cost of collecting and recycling a solar module would increase this estimated liability by $9.1 million, to $101.9 million.

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

We establish liabilities for potential additional taxes that may arise out of tax audits in accordance with ASC 740, Income Taxes. Once established, we adjust the liabilities when additional information becomes available or when an event occurs requiring an adjustment. Significant judgment is required in making these estimates, and the actual cost of a legal claim, tax assessment or regulatory fine or penalty may ultimately be materially different from our recorded liabilities, if any.

In preparing our consolidated financial statements, we calculate our income tax expense based on our interpretation of the tax laws in the various jurisdictions where we conduct business. This requires us to estimate our current tax obligations and the realizability of uncertain tax positions and to assess temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. These temporary differences result in deferred tax assets and liabilities, the net current amount of which we show as a component of current assets or current liabilities and the net noncurrent amount of which we show as other assets or other liabilities on our consolidated balance sheet.

We must also assess the likelihood that each of our deferred tax assets will be realized. To the extent we believe that realization of any of our deferred tax assets is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in a reporting period, we generally record a corresponding tax expense in our consolidated statement of operations. Conversely, to the extent circumstances indicate that a valuation allowance is no longer necessary, that portion of the valuation allowance is reversed, which generally reduces our overall income tax expense.

We also consider the earnings of our foreign subsidiaries and determine whether such amounts are indefinitely reinvested outside the United States. We have concluded that all such accumulated earnings are currently indefinitely reinvested. Accordingly, no additional taxes have been accrued that might be incurred if such amounts were repatriated to the United States. If our intention to permanently reinvest the earnings of our foreign subsidiaries changes, additional taxes may be required to be accrued. See Note 18. “Income Taxes” to our consolidated financial statements for additional information.

Goodwill. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value assigned to the identifiable assets acquired and liabilities assumed. We do not amortize goodwill, but instead test goodwill for impairment at least annually in the fourth quarter and, if necessary, we would record any impairment in accordance with ASC 350, Intangibles - Goodwill and Other. We will perform an impairment review between scheduled annual tests if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value. In the process of our annual impairment review, we primarily use the income approach of valuation, which includes the discounted cash flow method, and the market approach of valuation, which considers values of comparable businesses, to determine the fair value of our goodwill. Significant management judgment is required in the forecasts of future operating results and the discount rates that we used in the discounted cash flow method of valuation and in the selection of comparable businesses that we used in the market approach.

We reported $286.5 million of goodwill at December 26, 2009, which represents the excess of the purchase price over the fair value of the identifiable net tangible and intangible assets that we acquired from Turner Renewable Energy, LLC and OptiSolar Inc. In accordance with ASC 350, Intangibles – Goodwill and Other, we performed our annual test of our goodwill for impairment in the fourth quarter of the year ended December 26, 2009 and concluded that it was not impaired. Testing goodwill for impairment involves two steps. The first step is comparing the fair value of a reporting unit containing goodwill to its carrying value. If the fair value of the reporting unit is less than its carrying value, impairment is indicated and step two of the test must be performed. That step involves determining the implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to the fair values of its identifiable assets and liabilities. Any excess of the fair value of the reporting unit over the net fair values of its identifiable assets and liabilities is attributed to goodwill, and any amount by which the carrying value of goodwill exceeds this implied fair value is written off as an impairment loss. The fair value of our goodwill substantially exceeded the carrying value and therefore we concluded that there was no indication that our goodwill was impaired and that performing step two of the goodwill impairment test was not applicable.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for the years ended December 26, 2009, December 27, 2008 and December 29, 2007:

	Years Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	49.4%	45.6%	50.1%
Gross profit	50.6%	54.4%	49.9%
Research and development	3.8%	2.7%	3.0%
Selling, general and administrative	13.2%	14.0%	16.4%
Production start-up	0.7%	2.6%	3.3%
Operating income	32.9%	35.1%	27.2%
Foreign currency gain	0.3%	0.5%	0.4%
Interest income	0.5%	1.7%	4.1%
Interest expense, net	(0.3)%	0.0%	(0.5)%
Other expense, net	(0.1)%	(0.1)%	(0.3)%
Income tax expense (benefit)	2.2%	9.3%	(0.5)%
Net income	31.1%	27.9%	31.4%

Fiscal Years Ended December 26, 2009 and December 27, 2008

Net sales

	Years Ended		Year Over
(Dollars in thousands)	2009	2008	Year Change
Net sales	$2,066,200	$1,246,301	$819,899	66%

The increase in our net sales was primarily driven by price elasticity that resulted in strong demand for our solar modules as prices declined, resulting in a 114% increase in the MW volume of solar modules sold during 2009 compared with 2008, and from an increase in business activity associated with our systems segment business, partially offset by a decrease in our module average selling price. Revenue recognized for our systems business during 2009 was $115.0 million and resulted primarily from the sale of two utility scale solar power systems to utilities in the United States and Canada. The increase in MW volume of solar modules sold is attributable to the full production ramp of all four plants at our Malaysian manufacturing center, continued improvements to our manufacturing process and the growth in our systems business. In addition, we increased the average conversion efficiency by approximately 3% during 2009 compared with 2008. Our average selling price decreased by approximately 25% during 2009 compared with 2008. Approximately 20% of the decline in our average selling price was primarily due to competitive pressure, including the commencement of a customer rebate program in the third quarter of 2009. Additionally, our average selling price was adversely impacted by approximately 4% due to a decrease in the foreign exchange rate between the U.S. dollar and the euro and by approximately 1% due to a shift in customer mix. During 2009 and 2008, 65% and 74%, respectively, of our net sales resulted from sales of solar modules to customers headquartered in Germany.

Cost of sales

	Years Ended		Year Over
(Dollars in thousands)	2009	2008	Year Change
Cost of sales	$1,021,618	$567,908	$453,710	80%
% of net sales	49.4%	45.6%

The increase in our cost of sales was due to higher production and sales volumes, which resulted from the commencement of production at all of our four plants at our Malaysian manufacturing center, production ramp of our Perrysburg, Ohio expansion, and an increase in business activity associated with our systems segment business. The increased production and sales volumes in our components business and increased volume sold through our systems business had the following effects: a $278.7 million increase in direct material expense (including an $8.2 million amortization of project assets acquired through our OptiSolar acquisition), a $41.0 million increase in warranty expense and accruals for the estimated future costs associated with the collection and recycling of our solar modules due to increased sales, a $13.8 million increase in sales freight and other costs, and a $120.2 million increase in manufacturing overhead costs. The increase in manufacturing overhead costs was due to a $35.3 million increase in salaries and personnel related expenses (including a $4.9 million increase in share-based compensation expense), a $32.9 million increase in facility and related expenses and a $52.0 million increase in depreciation expense. Each of these manufacturing overhead cost increases primarily resulted from increased infrastructure associated with the build out of our Malaysian manufacturing center and start-up of our systems business. Our average manufacturing cost per watt declined by $0.21 per watt, or 19%, from $1.08 in 2008 to $0.87 in 2009 and included $0.01 of ramp penalty associated with the ramp and qualification of our Malaysian and Perrysburg manufacturing facilities and $0.01 of non-cash stock based compensation.

Gross profit

	Years Ended		Year Over
(Dollars in thousands)	2009	2008	Year Change
Gross profit	$1,044,582	$678,393	$366,189	54%
% of net sales	50.6%	54.4%

Gross profit as a percentage of net sales decreased by 3.8% percentage points in 2009 compared with 2008 due to a decline in our average selling prices by approximately 21%, partially offset by continued manufacturing cost per watt reduction of 19.4%. The decline in the exchange rate between the U.S. dollar and the euro adversely impacted our gross profit by 2.2%. We expect that gross profit will be impacted in future periods by the volatility of the exchange rate between the U.S. dollar and the euro and product mix between our components and systems businesses.

Research and development

	Years Ended		Year Over
(Dollars in thousands)	2009	2008	Year Change
Research and development	$78,161	$33,517	$44,644	133%
% of net sales	3.8%	2.7%

The increase in our research and development expense was due to a $14.2 million increase in personnel related expense (including a $2.3 million increase in share-based compensation expense) resulting from increased headcount. In addition, testing and qualification material costs increased by $18.0 million, consulting and other expenses increased by $11.5 million and grants received decreased by $0.9 million during 2009 compared with 2008. During fiscal 2009, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and we increased the conversion efficiency of our modules by approximately 3% in comparison to fiscal 2008.

Selling, general and administrative

	Years Ended		Year Over
(Dollars in thousands)	2009	2008	Year Change
Selling, general and administrative	$272,898	$174,039	$98,859	57%
% of net sales	13.2%	14.0%

The increase in selling, general and administrative expense was due to a $66.0 million increase in salaries and personnel-related expenses (including a $23.0 million increase in share-based compensation expense, of which, $15.7 million were one-time charges associated with our executive management team). In addition, legal and professional service fees increased by $13.3 million; and other expenses increased by $19.6 million and included $6.9 million of one-time charges, of which, $5.5 million of costs related to the acquisition, integration and operation of the solar power project development business of OptiSolar, which we acquired on April 3, 2009.

Production start-up

	Years Ended		Year Over
(Dollars in thousands)	2009	2008	Year Change
Production start-up	$13,908	$32,498	$(18,590)	(57)%
% of net sales	0.7%	2.6%

During 2009, we incurred $13.9 million of production start-up expenses for our Malaysian and Perrysburg manufacturing expansions, including legal, regulatory and personnel costs, compared with $32.5 million of production start-up expenses for our Malaysian manufacturing expansion during 2008. Production start-up expenses are comprised of the cost of labor and material and depreciation expense to run and qualify the production lines, related facility expenses, management of our replication process and legal and regulatory costs.

Foreign currency gain

	Years Ended		Year Over
(Dollars in thousands)	2009	2008	Year Change
Foreign currency gain	$5,207	$5,722	$(515)	(9)%

Foreign currency gain decreased primarily due to a decrease in our net foreign currency denominated assets and liabilities.

Interest income

	Years Ended		Year Over
(Dollars in thousands)	2009	2008	Year Change
Interest income	$9,735	$21,158	$(11,423)	(54)%

Interest income decreased primarily due to a substantial decline in interest rates.

Interest expense, net

	Years Ended		Year Over
(Dollars in thousands)	2009	2008	Year Change
Interest expense, net	$5,258	$509	$4,749	933%

Interest expense, net of amounts capitalized, increased primarily due to lower amounts of interest expense capitalized during 2009. In addition, interest expense, net for 2009 includes a $2.4 million expense related to the termination of the interest rate swaps for our German debt facility. We fully repaid this facility on June 30, 2009.

Other expense, net

	Years Ended		Year Over
(Dollars in thousands)	2009	2008	Year Change
Other expense, net	$2,985	$934	$2,051	220%

Other expense, net, increased primarily due to expenses associated with our credit default swaps, which expired in the second quarter of 2009.

Income tax expense

	Years Ended		Year Over
(Dollars in thousands)	2009	2008	Year Change
Income tax expense	$46,176	$115,446	$(69,270)	(60)%
Effective tax rate	6.7%	24.9%

Income tax expense decreased primarily due to the effect of our tax holiday in Malaysia. During 2009, a significant amount of our pre-tax income was generated in Malaysia where we have a 16.5 year tax holiday. In addition, we recognized an $11.5 million tax benefit during 2009 related to the reversal of 2008 Malaysian tax due to the pull-forward of the tax holiday to 2008, which was granted in 2009. See also Note 18. “Income Taxes” to our condensed consolidated financial statements for more information.

Fiscal Years Ended December 27, 2008 and December 29, 2007

Net sales

	Years Ended		Year Over
(Dollars in thousands)	2008	2007	Year Change
Net sales	$1,246,301	$503,976	$742,325	147%

The increase in our net sales was due primarily to a 148% increase in the MW volume of solar modules sold during 2008 compared with 2007 due to strong demand for our solar modules in Europe. The increase in MW volume of solar modules sold was attributable to the full production ramp of our German plant, commencement of product shipments at the first two plants at our Malaysian manufacturing center and continued improvements to our manufacturing process. In addition, we increased the average number of sellable watts per solar module by approximately 4% during 2008 compared with 2007. Our average selling price decreased by approximately 1% during 2008 compared with 2007, mainly due to a 6.5% contractual price decline, partially offset by a 6% increase related to a favorable foreign exchange rate between the U.S. dollar and the euro. Approximately 74% of our net sales during 2008 resulted from sales of solar modules to customers headquartered in Germany.

Cost of sales

	Years Ended		Year Over
(Dollars in thousands)	2008	2007	Year Change
Cost of sales	$567,908	$252,573	$315,335	125%
% of net sales	45.6%	50.1%

The increase in our cost of sales was due to higher production and sales volumes, which resulted from the full production ramp of our German facility and commencement of production at our first three plants at our Malaysian manufacturing center. These factors caused a $191.1 million increase in direct material expense, a $13.8 million increase in warranty and accruals for the estimated future costs associated with the collection and recycling of our solar modules, a $9.4 million increase in sales freight and other costs and a $101.0 million increase in manufacturing overhead costs. The increase in manufacturing overhead costs was due to a $40.5 million increase in salaries and personnel related expenses, including a $2.4 million increase in share-based compensation expense, a $30.7 million increase in facility and related expenses and a $29.8 million increase in depreciation expense,  in each case primarily resulting from increased infrastructure associated with our German and Malaysian expansions.

Gross profit

	Years Ended		Year Over
(Dollars in thousands)	2008	2007	Year Change
Gross profit	$678,393	$251,403	$426,990	170%
% of net sales	54.4%	49.9%

As a percentage of sales, gross profit increased 4.5 percentage points from 2007 to 2008, representing increased leverage of our fixed cost infrastructure and scalability associated with our German and Malaysian expansions, which drove a 148% increase in the number of megawatts sold. Our average manufacturing cost per watt decreased by 9% during 2008, while our average selling prices decreased by 1%. During 2008, foreign currency gains due to a favorable exchange rate between the U.S. dollar and the euro and increased leverage of our fixed cost infrastructure contributed approximately 1.9% and 5.6%, respectively, to our gross profit, partially offset by a 3.0% decline in our average selling prices.

Research and development

	Years Ended		Year Over
(Dollars in thousands)	2008	2007	Year Change
Research and development	$33,517	$15,107	$18,410	122%
% of net sales	2.7%	3.0%

The increase in our research and development expense was due to a $13.7 million increase in personnel related expense (including a $1.2 million increase in share-based compensation expense) due to increased headcount and additional share-based compensation awards. In addition, consulting and other expenses increased by $3.8 million and grant revenue increased by $0.9 million during 2008 compared with 2007.

Selling, general and administrative

	Years Ended		Year Over
(Dollars in thousands)	2008	2007	Year Change
Selling, general and administrative	$174,039	$82,248	$91,791	112%
% of net sales	14.0%	16.4%

The increase in selling, general and administrative expense was due to a $62.0 million increase in salaries and personnel-related expenses (including a $15.5 million increase in share-based compensation). In addition, legal and professional service fees increased by $13.0 million and other expenses increased by $16.8 million during 2008. The increase resulted primarily from the expansion of our solar power system and project development business as well as operating a global manufacturing business.

Production start-up

	Years Ended		Year Over
(Dollars in thousands)	2008	2007	Year Change
Production start-up	$32,498	$16,867	$15,631	93%
% of net sales	2.6%	3.3%

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

Foreign currency gain

	Years Ended		Year Over
(Dollars in thousands)	2008	2007	Year Change
Foreign currency gain	$5,722	$1,881	$3,841	204%

Foreign exchange gain increased by $3.8 million during 2008 due to a substantial increase in our foreign currency denominated assets and liabilities and the high volatility of the U.S. dollar relative to other currencies, in particular the euro.

Interest income

	Years Ended		Year Over
(Dollars in thousands)	2008	2007	Year Change
Interest income	$21,158	$20,413	$745	4%

Interest income remained relatively flat primarily as a result of higher cash, cash equivalents and marketable securities balances during 2008, offset by a decline in interest rates.

Interest expense, net

	Years Ended		Year Over
(Dollars in thousands)	2008	2007	Year Change
Interest expense, net	$509	$2,294	$(1,785)	(78)%

Interest expense, net of amounts capitalized, decreased primarily as a result of higher amounts of interest expense capitalized due to the construction of our Malaysian manufacturing center.

Other expense, net

	Years Ended		Year Over
(Dollars in thousands)	2008	2007	Year Change
Other expense, net	$934	$1,219	$(285)	(23)%

Other expense, net consisted mainly of financing fees related to our credit facilities. During 2008, other expense was reduced by a mark-to-market gain of $0.6 million associated with our credit default swap.

Income tax expense (benefit)

	Years Ended		Year Over
(Dollars in thousands)	2008	2007	Year Change
Income tax expense (benefit)	$115,446	$(2,392)	$117,838	N.M.
Effective tax rate	24.9%	(1.5)%

Income tax expense increased by $117.8 million, primarily due to the increase in pre-tax income of $307.8 million, as well as the reversal of a valuation allowance in 2007 of $54.9 million.

Our Malaysian subsidiary has been granted a tax holiday for a period of 16.5 years, which was originally scheduled to commence on January 1, 2009, which generally provides for a 100% exemption from Malaysian income tax. Subsequent to year end, we received formal approval granting our request to pull forward this previously approved tax holiday by one year. Due to the fact that this approval was granted subsequent to the end of 2008, we concluded that the financial impact should be reflected in our 2009 financial results.

Liquidity and Capital Resources

As of December 26, 2009, we had $1,114.3 million in cash, cash equivalents and marketable securities, compared with $821.8 million as of December 27, 2008. We believe that our current cash, cash equivalents, marketable securities, cash flows from operating activities and our revolving credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan.

Our expanding systems business is expected to have increasing liquidity requirements in the future. Solar power project development cycles, which span the time between the identification of land and the commercial operation of a photovoltaic power plant project, vary substantially and can take many months or years to mature. As a result of these long project cycles, we may need to make significant up front investments of resources in advance of the signing of power purchase agreements and EPC contracts and the receipt of any revenue. We have historically financed these up front investments primarily using working capital and cash on hand. In the future, we may also engage in one or more debt or equity financings. Such financings could result in increased expenses or dilution to our existing stockholders. If we are unable to obtain debt or equity financing on reasonable terms, we may be unable to execute our expansion strategy.

The unprecedented disruption in the credit markets over the past two years has had a significant adverse impact on a number of financial institutions. As of December 26, 2009, our liquidity and investments have not been materially adversely impacted by the current credit environment and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.

Cash Flows

The following table summarizes the key cash flow metrics for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 (in thousands):

	Years Ended
	2009	2008	2007
Net cash provided by operating activities	$675,193	$463,067	$205,951
Net cash used in investing activities	(701,690)	(308,441)	(547,250)
Net cash (used in) provided by financing activities	(22,021)	177,549	430,421
Effect of exchange rates on cash flows	(3,201)	(20,221)	7,050
Net increase (decrease) in cash and cash equivalents	$(51,719)	$311,954	$96,172

Operating activities

Cash provided by operating activities was $675.2 million during 2009 compared with $463.1 million during 2008. Net cash provided by operating activities during 2009 resulted primarily from an increase in net income and the impact of non-cash items that were recorded on our statements of operations, primarily depreciation and amortization expense and stock-based compensation expense, offset by an increase in operating assets, primarily accounts receivable and deferred project costs.

Cash received from customers increased to $1,957.6 million during 2009 compared with $1,203.8 million during 2008, primarily due to an increase in net sales, offset by an increase in accounts receivable of $122.2 million. The increase in accounts receivable was primarily due to the amendment of certain of our customers’ Long-Term Supply Contracts to extend their payment terms from net 10 days to net 45 days primarily to increase liquidity in our sales channel and to reflect longer module shipment times from our manufacturing plants in Malaysia and due to additional volume shipped during 2009. Our net sales increased from $1,246.3 million during 2008 to $2,066.2 million during 2009.

Cash paid to suppliers and associates increased to $1,123.7 million during 2009 from $723.1 million during 2008, mainly due to an increase in raw material and component purchases, an increase in personnel-related costs due to higher headcount and other costs supporting our growth. Inventory increased by $52.1 million, of which $32.2 million related to an increase in finished goods inventory as a result of inventory requirements for utility scale projects in North America.

Income taxes paid, net of refunds during 2009, were $147.8 million compared to $2.0 million during 2008.

Cash provided by operating activities was $463.1 million during 2008 compared with $206.0 million during 2007. Net cash provided by operating activities during 2008 resulted primarily from an increase in net income, accounts payable and accrued expenses in this period as well as the impact of non-cash items that were recorded on our statements of operations, primarily depreciation and amortization expense and stock-based compensation expense, offset by increases in accounts receivable and inventories to support growth. Our inventories increased by $84.8 million during 2008 compared with 2007 primarily due to an increase in raw materials and work in process as a result of revenue growth.

Cash received from customers increased to $1,203.8 million during 2008 from $516.0 million during 2007 primarily due to an increase in net sales. Our net sales increased from $504.0 million during 2007 to $1,246.3 million in 2008. This increase was partially offset by cash paid to suppliers and associates of $723.1 million during 2008 compared with cash paid to suppliers and associates of $276.5 million during 2007, mainly due to an increase in raw material and component purchases, an increase in personnel-related costs due to higher headcount and other costs supporting our global expansion.

Investing activities

Cash used in investing activities was $701.7 million during 2009 compared with $308.4 million during 2008. Cash used in investing activities during 2009 resulted primarily from the net purchase of marketable securities of $342.5 million, the net investment in notes receivable of $74.2 million to fund construction of various photovoltaic power generation facilities, capital expenditures of $279.9 million, and an increase of $4.2 million in restricted investments to fund our solar module collection and recycling program. Capital expenditures during 2009 related primarily to the expansion of our plant in Perrysburg, Ohio and completion of construction of our new plants in Malaysia. See Note 11. “Notes Receivable” to our consolidated financial statements for more information regarding the above-referenced notes receivable.

On April 3, 2009, we completed the acquisition of the solar power project development business of OptiSolar Inc. The total consideration consisted of 2,972,420 shares of our common stock, of which 355,096 shares represented a contingent consideration. The total purchase price based on the closing price of our common stock on April 3, 2009 of $134.38 per share was $399.4 million. See also Note 3. “Acquisitions” to our consolidated financial statements.

We expect to spend up to $550.0 million in capital expenditures for 2010, including expenditures related to the eight-line expansion of our manufacturing facility in Malaysia. A majority of our capital expenditures for 2010 will be incurred in foreign currency; and therefore, are subject to fluctuations in currency exchange rates.

At the beginning of each fiscal year we pre-fund our estimated solar module collection and recycling costs for solar modules that we sold during the prior fiscal year through a custodial account with a large bank as investment advisor, in the name of a trust, for which First Solar, Inc., First Solar Malaysia Sdn. Bhd, and First Solar Manufacturing GmbH are grantors. For this purpose we assume a minimum service life of 25 years for our solar modules. Prior to June 2009, we pre-funded our estimated solar module collection and recycling costs through a financial services company. At December 26, 2009, we had $36.5 million in the new custodial account, which we classified in our restricted investments on our balance sheet. See Note 6. “Restricted Cash and Investments” to our consolidated financial statements for additional information

Cash used in investing activities was $308.4 million during 2008 compared with $547.3 million during 2007. Cash used in investing activities during 2008 was primarily due to capital expenditures of $459.3 million related to the construction of our plants in Malaysia and Germany, an investment of $25.0 million in the preferred stock of a United States company that supplies solar power systems to commercial and residential customers and an increase in our restricted investments of $15.6 million to fund our solar module collection and recycling program, offset by the net sale of marketable securities of $191.4 million.

On November 30, 2007, we completed the acquisition of Turner Renewable Energy, LLC, a privately held company which designed and deployed commercial solar power systems in the United States. The total consideration for the transaction was $34.3 million (excluding exit and transaction costs of $0.7 million); consisting of $28.0 million in common stock and $6.3 million in cash. See also Note 3. “Acquisitions” to our consolidated financial statements.

Financing activities

Cash used in financing activities was $22.0 million during 2009 compared with cash provided by financing activities of $177.5 million during 2008. Cash used in financing activities during 2009 resulted primarily from the repayment of long-term debt of $78.2 million, which was partially offset by (i) proceeds of $44.7 million from the issuance of debt, net of issuance cost, related to the equipment export financing agreement for our Malaysian manufacturing center, (ii) proceeds from the issuance of common stock of $6.0 million during 2009  mainly due to  the exercise of employee stock options and, (iii) excess tax benefits from share-based compensation arrangements of $4.9 million.

Cash provided by financing activities was $177.5 million during 2008 compared with $430.4 million during 2007. Cash provided by financing activities during 2008 resulted primarily from an increase in investment incentives related to the construction of our plant in Frankfurt/Oder, Germany of $35.7 million and proceeds from the issuance of debt, net of issuance cost, of $138.9 million related to the equipment export facility agreement for our Malaysian manufacturing center. See Note 13. “Debt” to our consolidated financial statements for more information about these credit facilities. This increase was partially offset by the repayment of long-term debt of $41.7 million in 2008. Excess tax benefits from share-based compensation arrangements during 2008 were $28.7 million.

Proceeds from the issuance of common stock during 2007 were $376.1 million mainly due to the receipt of $366.0 million in net proceeds from the issuance of our common stock as a result of our follow-on offering and $10.2 million of proceeds received from the exercise of employee stock options.

Contractual Obligations

The following table presents our contractual obligations as of December 26, 2009, which consists of legal commitments requiring us to make fixed or determinable cash payments, regardless of contractual requirements with the vendor to provide future goods or services. We purchase raw materials for inventory, services and manufacturing equipment from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, we enter into agreements with suppliers that either allow us to procure goods and services when we choose or that establish purchase requirements.

		Payments Due by Year
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations (1)	$196,388	$35,895	$65,995	$62,586	$31,912
Capital lease obligations	2	2	—	—	—
Operating lease obligations	72,183	8,392	20,719	13,988	29,084
Purchase obligations (2)	416,373	161,106	229,469	17,518	8,280
Recycling obligations	92,799	—	—	—	92,799
Total	$777,745	$205,395	$316,183	$94,092	$162,075

(1)	Includes estimated cash interest to be paid over the remaining terms of the debt.

(2)
Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed minimum, or variable price provisions and the approximate timing of transactions.

In addition to the amounts shown in the table above, we have recorded $37.2 million of unrecognized tax benefits as liabilities in accordance with ASC 740, and we are uncertain as to if or when such amounts may be settled.

Debt and Credit Sources

Revolving Credit Facility

On September 4, 2009, we entered into a revolving credit facility pursuant to a Credit Agreement among First Solar, Inc., certain designated Borrowing Subsidiaries (consisting of First Solar Manufacturing GmbH, a German subsidiary, and other subsidiaries of our Company who may in the future be designated as borrowers pursuant to the Credit Agreement) and several lenders. JPMorgan Chase Bank, N.A. and Bank of America served as Joint-Lead Arrangers and Bookrunners, with JPMorgan also acting as Administrative Agent. The Credit Agreement provides us and the borrowing subsidiaries with a senior secured three-year revolving credit facility in an aggregate available amount of $300.0 million, a portion of which is available for letters of credit and swingline loans. Subject to certain conditions, we have the right to request an increase in the aggregate commitments under the facility up to $400.0 million. In connection with the Credit Agreement, we also entered into a guarantee and collateral agreement and foreign security agreements.

 At December 26, 2009, we had no borrowings outstanding and $46.0 million in letters of credit drawn on the revolving credit facility, leaving approximately $254.0 million in capacity available under the revolving credit facility, $29.0 million of which may be used for letters of credit. As of this date, based on applicable indices, the all-in effective three months LIBOR borrowing rate under the facility was 3.47%. See also Note 13. “Debt” to our consolidated financial statements.

Malaysian Facility Agreement

On May 6, 2008, in connection with the plant expansion at our Malaysian manufacturing center, First Solar Malaysia Sdn. Bhd. (FS Malaysia), our indirect wholly owned subsidiary, entered into an export financing facility agreement (Malaysian Facility Agreement) with a consortium of banks. The total available loan amount was €134.0 million ($193.0 million at the balance sheet close rate on December 26, 2009 of $1.44/€1.00). Pursuant to the Malaysia Facility Agreement, we began semi-annual repayments of the principal balances of these credit facilities during 2008. Amounts repaid under this credit facility cannot be re-borrowed. At December 26, 2009, we had $168.3 million of borrowings outstanding, with no additional borrowing capacity available under this credit facility. See also Note 13. “Debt” to our consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 26, 2009.

Recent Accounting Pronouncements

See Note 2. “Summary of Significant Accounting Policies” to our consolidated financial statements filed with this Annual Report on Form 10-K for a summary of recent accounting pronouncements.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our international operations accounted for 93% of our net sales during 2009 and 95% of our net sales during 2008; of which, 92% and 100% of these international sales, respectively, were denominated in euros. As a result, we have exposure to foreign exchange risk with respect to almost all of our net sales. Fluctuations in exchange rates, particularly in the U.S. dollar to euro exchange rate, affect our gross and net profit margins and could result in foreign exchange and operating losses. In the past, most of our exposure to foreign exchange risk has related to currency gains and losses between the times we sign and settle our sales contracts. For example, our Long-Term Supply Contracts obligate us to deliver solar modules at a fixed price in euros per watt and do not adjust for fluctuations in the U.S. dollar to euro exchange rate. For the year ended December 26, 2009, a 10% change in the euro exchange rates would have impacted our net euro sales by $177.7 million. For our manufacturing operations in Germany and Malaysia, many of our operating expenses for the plants in these countries are denominated in the local currency.

Our primary foreign currency exposures are transaction exposure, cash flow exposure and earnings translation exposure.

Transaction Exposure: Many components of our business have assets and liabilities (primarily receivables, investments, accounts payable, debt, solar module collection and recycling liabilities and inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. Changes in the exchange rates between our components’ functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in our reported consolidated financial position, results of operations and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to hedge assets and liabilities against the short-term effects of currency exchange rate fluctuations. The gains and losses on the foreign exchange forward contracts will offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency assets and liabilities. As of December 26, 2009, the total unrealized loss on our foreign exchange forward contracts was $6.8 million. These contracts have maturities of less than two months.

Since our acquisition of the solar power project development business of OptiSolar on April 3, 2009, we have also become exposed to currency exchange rate fluctuations between the U.S. dollar and Canadian dollar.

As of December 26, 2009, the total notional value of our foreign exchange forward contracts was as follows (notional amounts and U.S. dollar equivalents in millions):

Transaction	Currency	Notional Amount	U.S. Equivalent	Balance sheet close rate on December 26, 2009
Purchase	Euro	€229.1	$329.9	$1.44/€1.00
Sell	Euro	€109.9	$158.3	$1.44/€1.00
Sell	U.S. dollar for Euro	$27.2	$27.2	n/a
Purchase	Malaysian ringgits	MYR 104.5	$30.3	$0.29/MYR1.00
Sell	Malaysian ringgits	MYR 22.8	$6.6	$0.29/MYR1.00
Purchase	Japanese yen	JPY 275.0	$2.8	$0.01/JPY1.00
Sell	Japanese yen	JPY 70.0	$0.7	$0.01/JPY1.00
Purchase	Canadian dollar	CAD 108.4	$103.0	$0.95/CAD1.00
Sell	Canadian dollar	CAD 120.1	$114.1	$0.95/CAD1.00

If the U.S. dollar would have weakened by 10% against the euro, Malaysian ringgit, Canadian dollar and Japanese yen, the favorable impact on our income before income taxes related to our foreign exchange contracts to purchase and sell euro, Malaysian ringgit, Canadian dollars and Japanese yen would have been $0.5 million.

Cash Flow Exposure: We expect many of the components of our business to have material future cash flows, including revenues and expenses, which will be denominated in currencies other than the components’ functional currency. Our primary cash flow exposures are future customer collections and vendor payments. Changes in the exchange rates between our components’ functional currency and the other currencies in which they transact business will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. Accordingly, we may enter into foreign exchange forward contracts to hedge the value of a portion of these forecasted cash flows. We account for these foreign exchange contracts as cash flow hedges. We initially report the effective portion of the derivative’s gain or loss in accumulated other comprehensive income (loss) and subsequently reclassify amounts into earnings when the hedged transaction is realized.

Most of our German plant’s operating expenses are denominated in euros, creating natural hedges against the currency risk in our net sales. In addition, we purchased foreign exchange forward contracts to hedge the exchange risk on forecasted cash flows denominated in euro. As of December 26, 2009, the unrealized loss on these contracts was $15.9 million and the total notional value of the contracts was €361.0 million ($519.8 million at the balance sheet close rate on December 26, 2009 of $1.44/€1.00). The weighted average forward exchange rate for these contracts was $1.40/€1.00 at December 26, 2009.

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

In the past, currency exchange rate fluctuations have had an impact on our business and results of operations. For example, currency exchange rate fluctuations negatively impacted our cash flows by $3.2 million and $20.2 million in the years ended December 26, 2009 and December 27, 2008, respectively. Although we cannot predict the impact of future currency exchange rate fluctuations on our business or results of operations, we believe that we will continue to have risk associated with currency exchange rate fluctuations in the future.

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

During 2006, we entered into a credit facility with a consortium of banks for the financing of our German plant, which bore interest at the Euro Interbank Offered Rate (Euribor) plus 1.6%. We had interest rate swap contracts with a financial institution that effectively converted to fixed rates the variable rate of Euribor on the term loan portion of this credit facility. These swap contracts were required under the credit facility agreement which we repaid and terminated on June 30, 2009. Therefore, we terminated these interest rate swap contracts on June 26, 2009 and consequently recognized interest expense of €1.7 million ($2.4 million at the balance sheet close rate on December 26, 2009 of $1.44/€1.00). The termination of the interest rate swap contracts settled on June 30, 2009.

During May 2008, we entered into a euro-denominated credit facility to finance some of the equipment cost for our Malaysian manufacturing center. The loans under the fixed-rate portion of the credit facility bear interest on the outstanding unpaid principal balance at an annual rate of 4.54%. The loans under the floating-rate portion of the credit facility bear interest on the outstanding unpaid principal balance at Euribor plus a margin of 0.55%. On May 29, 2009, we entered into an interest rate swap contract with a notional value of €57.3 million ($82.5 million at the balance sheet close rate on December 26, 2009 of $1.44/€1.00) to receive a six-month floating interest rate, equal to Euribor, and pay a fixed rate of 2.80%. This contract became effective on September 30, 2009. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt.

In addition, we invest in debt securities, which exposes us to interest rate risk. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including money market mutual funds, government and non-government debt securities and certificates of deposit. As of December 26, 2009, our fixed-income investments earned a pre-tax yield of 1.08%, with a weighted average maturity of 7.2 months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the market value of our total investment portfolio could decrease (increase) by $4.8 million. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our financial position, results of operations or cash flows. As of December 26, 2009, all of our investments were in money market mutual funds, federal and foreign agency debt, supranational debt, corporate debt securities, foreign government obligations and asset backed securities.

Commodity and Component Risk

We are exposed to price risks for the raw materials, components and energy costs used in the manufacture and transportation of our solar modules. Also, some of our raw materials and components are sourced from a limited number of suppliers or a sole supplier. We endeavor to qualify multiple suppliers, a process which could take up to 12 months if successful, but some suppliers are unique and it may not be feasible to qualify second source suppliers. In some cases, we also enter into long-term supply contracts for raw materials and components, but these arrangements are normally of shorter duration than the term of our Long-Term Supply Contracts with our customers. As a result, we remain exposed to price changes in the raw materials and components used in our solar modules. In addition, a failure by a key supplier could disrupt our supply chain which could result in higher prices for our raw materials and components and even a disruption in our manufacturing process. Since our selling price under our Long-Term Supply Contracts does not adjust in the event of price changes in our underlying raw materials or components and since our Long-Term Supply Contracts require minimum deliveries of our products during their terms, we are unable to pass along changes in the cost of the raw materials and components for our products and may be in default of our delivery obligations if we experience a manufacturing disruption.

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

Item 8:  Financial Statements and Supplementary Data

Consolidated Financial Statements

Our consolidated financial statements as required by this item are included in “Item 15: Exhibits and Financial Statement Schedules - Consolidated Financial Statements” of this Annual Report on Form 10-K. See Item 15(a) for a list of our consolidated financial statements.

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

	Quarters Ended
	Dec 26, 2009	Sep 26, 2009	Jun 27, 2009	Mar 28, 2009	Dec 27, 2008	Sep 27, 2008	Jun 28, 2008	Mar 29, 2008
	(In thousands, except per share amounts)
Net sales	$641,265	$480,851	$525,876	$418,208	$433,651	$348,694	$267,041	$196,915
Cost of sales	375,056	235,858	227,780	182,924	199,725	153,251	122,341	92,591
Gross profit	266,209	244,993	298,096	235,284	233,926	195,443	144,700	104,324
Operating expenses:
Research and development	23,716	24,136	18,605	11,704	11,080	9,952	7,725	4,760
Selling, general and administrative	96,667	53,990	72,926	49,315	52,747	48,995	43,626	28,671
Production start-up	1,099	4,076	2,524	6,209	8,771	6,344	4,622	12,761
Total operating expenses	121,482	82,202	94,055	67,228	72,598	65,291	55,973	46,192
Operating income	144,727	162,791	204,041	168,056	161,328	130,152	88,727	58,132
Foreign currency gain (loss)	3,020	114	239	1,834	6,190	(1,889)	647	774
Interest and other income (loss) , net	2,570	2,062	(2,982)	(158)	4,094	4,836	4,482	6,303
Income before income taxes	150,317	164,967	201,298	169,732	171,612	133,099	93,856	65,209
Income tax expense	8,697	11,623	20,719	5,137	38,841	33,830	24,185	18,590
Net income	$141,620	$153,344	$180,579	$164,595	$132,771	$99,269	$69,671	$46,619
Net income per share:
Basic	$1.68	$1.82	$2.16	$2.01	$1.63	$1.23	$0.87	$0.59
Diluted	$1.65	$1.79	$2.11	$1.99	$1.61	$1.20	$0.85	$0.57
Weighted-average number of shares used in per share calculations:
Basic	84,413	84,179	83,723	81,685	81,345	80,430	79,877	79,059
Diluted	86,004	85,892	85,668	82,612	82,450	82,436	82,004	81,607

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 26, 2009 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 26, 2009.

The effectiveness of our internal control over financial reporting as of December 26, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 26, 2009 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B:  Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Information concerning our board of directors and audit committee will appear in our 2010 Proxy Statement, under the section entitled “Directors.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

For information with respect to our executive officers, see “Item 1: Business – Executive Officers of the Registrant.” of this Annual Report on Form 10-K.

Information concerning Section 16(a) beneficial ownership reporting compliance will appear in our 2010 Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and associates of First Solar. Information concerning this code will appear in our 2010 Proxy Statement under the section entitled “Proposal No. 1 — Election of Directors — Corporate Governance.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 11: Executive Compensation

Information concerning executive compensation and related information will appear in our 2010 Proxy Statement under the section entitled “Executive Compensation and Related Information.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters, including information regarding our equity compensation plans, will appear in our 2010 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will appear in our 2010 Proxy Statement under the section entitled “Certain Relationships and Related Party Transactions.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 14:  Principal Accountant Fees and Services

Information concerning principal accountant fees and services and the audit committee’s pre-approval policies and procedures will appear in our 2010 Proxy Statement under the section entitled “Principal Accountant Fees and Services.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15:  Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(2) Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 26, 2009, December 27, 2008 and December 29, 2007

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts receivable
Year ended December 29, 2007	$4	$5	$(4)	$5
Year ended December 27, 2008	$5	$711	$(716)	$—
Year ended December 26, 2009	$—	$6,990	$(6,000)	$990
Provision for inventory reserve
Year ended December 29, 2007	$11	$45	$(11)	$45
Year ended December 27, 2008	$45	$2,548	$(1,617)	$976
Year ended December 26, 2009	$976	$—	$(976)	$—
Valuation allowance against our deferred tax assets
Year ended December 29, 2007	$54,890	$596	$(54,890)	$596
Year ended December 27, 2008	$596	$1,097	$(596)	$1,097
Year ended December 26, 2009	$1,097	$2,093	$—	$3,190

(3) Exhibits: See Item 15(b) below.

(b) Exhibits: The exhibits listed on the accompanying Index to Exhibits on this Form 10-K are filed, or incorporated into this Form 10-K by reference.

(c) Financial Statement Schedule: See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2010.

FIRST SOLAR, INC.
By: /s/ JAMES ZHU
James Zhu
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL J. AHEARN	Executive Chairman and Chairman of the Board of Directors	February 19, 2010
Michael J. Ahearn

/s/ ROBERT J. GILLETTE	Chief Executive Officer and Director	February 19, 2010
Robert J. Gillette

/s/ JENS MEYERHOFF	Chief Financial Officer	February 19, 2010
Jens Meyerhoff

/s/ JAMES ZHU	Vice President, Chief Accounting Officer	February 19, 2010
James Zhu	(Principal Accounting Officer)

Additional Directors:
/s/ JAMES F. NOLAN	Director	February 19, 2010
James F. Nolan

/s/ J. THOMAS PRESBY	Director	February 19, 2010
J. Thomas Presby

/s/ PAUL H. STEBBINS	Director	February 19, 2010
Paul H. Stebbins

/s/ MICHAEL SWEENEY	Director	February 19, 2010
Michael Sweeney

/s/ CRAIG KENNEDY	Director	February 19, 2010
Craig Kennedy

/s/ JOSE VILLARREAL	Director	February 19, 2010
Jose Villarreal

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Solar, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of First Solar, Inc. and its subsidiaries at December 26, 2009 and December 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
February 19, 2010

FIRST SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 26, 2009	December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$664,499	$716,218
Marketable securities	120,236	76,042
Accounts receivable, net	226,826	61,703
Inventories	152,821	121,554
Project assets	1,081	—
Deferred tax asset, net	21,679	9,922
Prepaid expenses and other current assets	164,129	91,962
Total current assets	1,351,271	1,077,401
Property, plant and equipment, net	988,782	842,622
Project assets	131,415	—
Deferred tax asset, net	130,515	61,325
Marketable securities	329,608	29,559
Restricted cash and investments	36,494	30,059
Investment in related party	25,000	25,000
Goodwill	286,515	33,829
Inventories	21,695	—
Other assets	48,217	14,707
Total assets	$3,349,512	$2,114,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,744	$46,251
Income tax payable	8,740	99,938
Accrued expenses	186,682	140,899
Current portion of long-term debt	28,559	34,951
Other current liabilities	95,202	59,738
Total current liabilities	394,927	381,777
Accrued solar module collection and recycling liability	92,799	35,238
Long-term debt	146,399	163,519
Other liabilities	62,600	20,926
Total liabilities	696,725	601,460
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 85,208,199 and 81,596,810 shares issued and outstanding at December 26, 2009 and December 27, 2008, respectively	85	82
Additional paid-in capital	1,658,091	1,176,156
Contingent consideration	2,844	—
Accumulated earnings	1,001,363	361,225
Accumulated other comprehensive loss	(9,596)	(24,421)
Total stockholders’ equity	2,652,787	1,513,042
Total liabilities and stockholders’ equity	$3,349,512	$2,114,502

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Net sales	$2,066,200	$1,246,301	$503,976
Cost of sales	1,021,618	567,908	252,573
Gross profit	1,044,582	678,393	251,403
Operating expenses:
Research and development	78,161	33,517	15,107
Selling, general and administrative	272,898	174,039	82,248
Production start-up	13,908	32,498	16,867
Total operating expenses	364,967	240,054	114,222
Operating income	679,615	438,339	137,181
Foreign currency gain	5,207	5,722	1,881
Interest income	9,735	21,158	20,413
Interest expense, net	(5,258)	(509)	(2,294)
Other expense, net	(2,985)	(934)	(1,219)
Income before income taxes	686,314	463,776	155,962
Income tax expense (benefit)	46,176	115,446	(2,392)
Net income	$640,138	$348,330	$158,354
Net income per share:
Basic	$7.67	$4.34	$2.12
Diluted	$7.53	$4.24	$2.03
Weighted-average number of shares used in per share calculations:
Basic	83,500	80,178	74,701
Diluted	85,044	82,124	77,971

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

						Accumulated
			Additional		Accumulated	Other
	Common Stock		Paid-In	Contingent	Earnings	Comprehensive	Total
	Shares	Amount	Capital	Consideration	(Deficit)	Income (Loss)	Equity
Balance, December 30, 2006	72,332	72	555,749	—	(145,403)	1,022	411,440
Components of comprehensive income, net of tax:
Net income	—	—	—	—	158,354	—	158,354
Foreign currency translation adjustments	—	—	—	—	—	5,116	5,116
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(1,648)	(1,648)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	28	28
Total comprehensive income							161,850
Cumulative effect of the adoption of accounting for the uncertainty in income taxes	—	—	—	—	(56)	—	(56)
Exercise of stock options, including tax benefits	2,048	2	40,367	—	—	—	40,369
Issuance of restricted and unrestricted stock	77	—	—	—	—	—	—
Common stock issued for acquisition	118	1	28,066	—	—	—	28,067
Common stock issued in secondary offering, net of offering costs	4,000	4	365,965	—	—	—	365,969
Share-based compensation	—	—	39,402	—	—	—	39,402
Reclassifications from employee stock options on redeemable shares	—	—	50,226	—	—	—	50,226
Balance, December 29, 2007	78,575	79	1,079,775	—	12,895	4,518	1,097,267
Components of comprehensive income, net of tax:
Net income	—	—	—	—	348,330	—	348,330
Foreign currency translation adjustments	—	—	—	—	—	(13,943)	(13,943)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(15,230)	(15,230)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	234	234
Total comprehensive income							319,391
Exercise of stock options, including tax benefits	2,980	3	44,694	—	—	—	44,697
Issuance of restricted and unrestricted stock	42	—	(7,040)	—	—	—	(7,040)
Share-based compensation	—	—	58,727	—	—	—	58,727
Balance, December 27, 2008	81,597	82	1,176,156	—	361,225	(24,421)	1,513,042
Components of comprehensive income, net of tax:
Net income	—	—	—	—	640,138	—	640,138
Foreign currency translation adjustments	—	—	—	—	—	13,303	13,303
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(167)	(167)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	1,689	1,689
Total comprehensive income							654,963
Exercise of stock options, including excess tax benefits	537	1	7,272	—	—	—	7,273
Issuance of restricted and unrestricted stock	123	—	(11,387)	—	—	—	(11,387)
Share-based compensation	—	—	89,463	—	—	—	89,463
Common stock issued for acquisition	2,951	2	396,587	2,844	—	—	399,433
Balance, December 26, 2009	85,208	85	1,658,091	2,844	1,001,363	(9,596)	2,652,787

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Cash flows from operating activities:
Cash received from customers	$1,957,604	$1,203,822	$515,994
Cash paid to suppliers and associates	(1,123,746)	(723,123)	(276,525)
Interest received	6,147	19,138	19,965
Interest paid	(10,550)	(4,629)	(2,294)
Income taxes paid, net of refunds	(147,843)	(1,975)	(19,002)
Excess tax benefit from share-based compensation arrangements	(4,892)	(28,661)	(30,196)
Other operating activities	(1,527)	(1,505)	(1,991)
Net cash provided by operating activities	675,193	463,067	205,951
Cash flows from investing activities:
Purchases of property, plant and equipment	(279,941)	(459,271)	(242,371)
Purchases of marketable securities	(607,356)	(334,818)	(1,081,154)
Proceeds from maturities of marketable securities	149,076	107,450	787,783
Proceeds from sales of marketable securities	115,805	418,762	—
Investment in notes receivable	(99,637)	—	—
Payments received on notes receivable	25,447	—	—
Increase in restricted investments	(4,150)	(15,564)	(6,008)
Investment in related party	—	(25,000)	—
Acquisitions, net of cash acquired	318	—	(5,500)
Other investing activities	(1,252)	—	—
Net cash used in investing activities	(701,690)	(308,441)	(547,250)
Cash flows from financing activities:
Proceeds from stock option exercises	5,961	16,036	10,173
Proceeds from issuance of common stock	—	—	365,969
Repayment of long-term debt	(78,224)	(41,691)	(34,757)
Proceeds from issuance of debt, net of issuance costs	44,739	138,887	49,368
Excess tax benefit from share-based compensation arrangements	4,892	28,661	30,196
Proceeds from economic development funding	615	35,661	9,475
Other financing activities	(4)	(5)	(3)
Net cash (used in) provided by financing activities	(22,021)	177,549	430,421
Effect of exchange rate changes on cash and cash equivalents	(3,201)	(20,221)	7,050
Net increase (decrease) in cash and cash equivalents	(51,719)	311,954	96,172
Cash and cash equivalents, beginning of the period	716,218	404,264	308,092
Cash and cash equivalents, end of the period	$664,499	$716,218	$404,264
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$—	$19,449	$38,320

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. First Solar and Its Business

We design, manufacture and sell solar electric power modules, which we produce at our plants in Perrysburg, Ohio, Frankfurt/Oder, Germany and Kulim, Malaysia. We also develop sites or other solar power project sites for building solar power systems using our solar modules and provide engineering, procurement and construction services. First Solar Holdings, LLC was formed as a Delaware limited liability company in May 2003 to act as the holding company for First Solar, LLC — which was formed in 1999 and renamed First Solar US Manufacturing, LLC in the second quarter of 2006, and other subsidiaries formed during 2003 and later. On February 22, 2006, First Solar Holdings, LLC was incorporated in Delaware as First Solar Holdings, Inc. and, also during the first quarter of 2006, was renamed First Solar, Inc. Upon our change in corporate organization on February 22, 2006, our membership units became common stock shares and our unit options became share options on a one-for-one basis.

Note 2. Summary of Significant Accounting Policies

Basis of presentation.Certain prior period amounts have been reclassified to conform to the current presentation. We reclassified certain segment amounts as information provided to our Chief Operating Decision Maker has changed. Our Chief Operating Decision Maker consists of senior executive staff. This change was primarily due to how they view our systems segment as an enabler to drive module throughput for our components business with the objective of achieving break-even results before income taxes for our systems segment. See also Note 22. “Segment Information” to our consolidated financial statements for additional information. These reclassifications had no impact on our consolidated statement of operations, consolidated balance sheet or consolidated statement of cash flows.

Principles of consolidation. These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of First Solar, Inc. and all of its subsidiaries. We eliminated all intercompany transactions and balances during consolidation.

Fiscal periods. We report the results of our operations using a 52 or 53 week fiscal year, which ends on the Saturday on or before December 31. Fiscal 2009 ended on December 26, 2009; fiscal 2008 ended on December 27, 2008; and fiscal 2007 ended on December 29, 2007; all of these fiscal years included 52 weeks. Our fiscal quarters end on the Saturday on or before the end of the applicable calendar quarter.

Use of estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include revenue recognition, allowances for doubtful accounts receivable, inventory write-downs, estimates of future cash flows from and the economic useful lives of long-lived assets, asset impairments, certain accrued liabilities, income taxes and tax valuation allowances, accrued warranty expenses, accrued collection and recycling expense, share-based compensation costs and fair value estimates. Actual results could differ materially from these estimates under different assumptions and conditions.

Business Combinations. We account for business acquisitions using the acquisition method of accounting and record definite lived intangible assets separate from goodwill. Intangible assets are recorded at their fair value based on estimates as at the date of acquisition. Goodwill is recorded as the residual amount of the purchase price less the fair value assigned to the individual assets acquired and liabilities assumed as of the date of acquisition.

Goodwill. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. We do not amortize goodwill, but instead test goodwill for impairment at least annually in the fourth quarter, and, if necessary, we would record any impairment in accordance with FASB Accounting Standards Codification Topic (ASC) 350, Intangibles - Goodwill and Other. We will perform an impairment test between scheduled annual tests if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value. In the process of our annual impairment review, we primarily use the income approach methodology of valuation, which includes the discounted cash flow method, and the market approach methodology of valuation, which considers values of comparable businesses to determine the fair value of our goodwill. Significant management judgment is required in the forecasts of future operating results and the discount rates that we use in the discounted cash flow method of valuation and in the selection of comparable businesses that we used in the market approach.

Investment in related party. We own equity investments of another company in an amount that is not sufficient to provide us with significant influence over the investee’s operations. Since the fair values of these equity investments are not readily determinable, they are not within the scope of the accounting guidance at ASC 320, Investments – Debt and Equity Securities, and we account for these equity investments using the cost method of accounting. Under the cost method of accounting, we report investments at their acquisition cost on our consolidated balance sheet and would only adjust these carrying values if we sell the investments or acquire more, or if the investments become other-than-temporarily impaired.

Receivables and Allowance for doubtful accounts. Trade accounts receivable are recorded at the invoiced amount as the result of transactions with customers. We maintain allowances for doubtful accounts for uncollectible accounts receivable. We estimate anticipated losses from doubtful accounts based on days past due, historical collection history and other factors.

Fair Value of Financial Instruments. We measure certain financial assets and liabilities at fair value based on the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Our financial instruments consist principally of cash and cash equivalents, marketable securities, notes receivable, restricted investments other than the deposit with the financial services company, investment in related party, derivative contracts, accounts payable, accrued expenses and income tax payable. See also Note 9: “Fair Value Measurement” to our consolidated financial statements for further information on the fair value of our financial instruments.

Foreign currency translation. The functional currencies of our European and Mexican subsidiaries are their local currency. Accordingly, we apply the period end exchange rate to translate their assets and liabilities and the weighted average exchange rate for the period to translate their revenues, expenses, gains and losses into U.S. dollars. We include the translation adjustments as a separate component of accumulated other comprehensive income within stockholders’ equity. The functional currency of our subsidiaries in Canada, Malaysia and Singapore is the U.S. dollar; therefore, we do not translate their financial statements.

Cash and cash equivalents. We consider all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Marketable securities — current and noncurrent. Marketable securities with maturities greater than 90 days, but less than one year at purchase, are recorded as marketable securities — current. Marketable securities with maturities greater than one year are recorded as marketable securities — noncurrent. We have classified our marketable securities as “available-for-sale.” These marketable securities are recorded at fair value and unrealized gains and losses are recorded to accumulated other comprehensive income (loss) until realized. Realized gains and losses on sales of all these securities are reported in earnings, computed using the specific identification cost method. All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider a marketable debt security to be impaired when its fair value is less than its carrying cost. We subject investments identified as being impaired to further review to determine if the investment is other than temporarily impaired, in which case, we write the investment down to its impaired value, which establishes a new cost basis.

Inventories — current and noncurrent .. We report our inventories at the lower of cost or market. We determine cost on a first-in, first-out basis and include both the costs of acquisition and the costs of manufacturing in our inventory costs. These costs include direct material, direct labor and fixed and variable indirect manufacturing costs, including depreciation and amortization.

We also regularly review the cost of inventory against its estimated market value and record a lower of cost or market write-down if any inventories have a cost in excess of estimated market value. For example, we regularly evaluate the quantity and value of our inventory in light of current market conditions and market trends and record write-downs for any quantities in excess of demand and for any product obsolescence. This evaluation considers historical usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability and other factors. Market conditions are subject to change and actual consumption of our inventory could differ from forecasted demand. Our inventories have a long life cycle and obsolescence has not historically been a significant factor in their valuation.

We classify inventories, primarily raw materials, not used within our normal operating cycle as inventory noncurrent.

Project assets — current and noncurrent. Project assets represent capitalized costs prior to the sale of the solar power plant to a third party for project development or project construction activities. Project assets consist primarily of costs for land and costs for developing and constructing a solar power plant. Development costs can include legal, consulting, permitting costs as well as other development costs. Once we enter into a definitive sales agreement, we reclassify these costs to deferred project costs until we are able to recognize the sale of the project assets as revenue. Project assets which are not expected to be sold within the next 12 months are classified as project assets noncurrent.

Deferred project costs. Deferred project costs represent capitalized costs associated with revenue that we have deferred for project development or project construction contracts signed with third parties typically under an EPC agreement or other contractual arrangements, where the revenue recognition criteria have not been met. Deferred project costs which are not expected to be recognized within the next 12 months are classified as deferred project costs noncurrent, which are classified with other liabilities – noncurrent on our consolidated balance sheets.

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

Interest Capitalization. We capitalize interest cost as part of the historical cost acquiring or constructing certain assets during the period of time required to get the asset ready for its intended use. During 2009, these assets consisted primarily of property, plant and equipment and project assets, including deferred project costs. We capitalize interest to the extent that expenditures to acquire or construct an asset have occurred and interest cost has been incurred.

Long-lived assets. We account for any impairment of our long-lived, tangible assets and definite-lived intangible assets in accordance with ASC 360, Property, Plant and Equipment. As a result, we assess long-lived assets classified as “held and used,” including our property, plant and equipment, for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of our long-lived assets may not be recoverable. These events would include significant current period operating or cash flow losses associated with the use of a long-lived asset or group of assets combined with a history of such losses, significant changes in the manner of use of assets and significant negative industry or economic trends. We evaluated our long-lived assets for impairment during 2009 and did not note any events or changes in circumstances indicating that the carrying values of our material long-lived asset are not recoverable.

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

Accrued solar module collection and recycling liability. We recognize an expense for the estimated fair value of our future obligations for collecting and recycling the solar modules that we have sold at the time they reach the end of their useful lives.

Derivative Instruments. We recognize derivative instruments on our balance sheet at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as fair-value hedge; a cash-flow hedge; a foreign currency fair value or cash flow hedge; a hedge of a net investment in a foreign operations or a derivative instrument that will not be accounted for using any of the specialized “hedge-accounting” methods specified in ASC 815, Derivatives and Hedging. As of December 26, 2009 and December 27, 2008, all of our derivative instruments were designated either as cash-flow hedges or as derivative instruments not accounted for using hedge-accounting methods.

We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, in other comprehensive income until our earnings are affected by the variability of cash flows of the hedged transaction (that is, until we record periodic settlements of a variable-rate asset or liability in earnings). We record any hedge ineffectiveness, which represents the amount by which the changes in the fair value of the derivative instrument exceed the variability in the cash flows of the forecasted transaction, in current-period earnings. We report changes in the fair values of derivative instruments not accounted for using hedge-accounting in current-period earnings.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions at inception of the hedge. We support all our derivatives by documentation specifying the underlying exposure being hedged. We also formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivative instruments that we use in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. When we determine that a derivative instrument is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively. In all situations in which we discontinue hedge accounting and the derivative instrument remains outstanding, we will carry the derivative instrument at its fair value on our balance sheet and recognize subsequent changes in its fair value in our current period earnings.

Revenue recognition – Components Business. We sell our solar modules directly to solar power system integrators and operators and recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred and title and risk of loss have passed to the customer, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Under this policy, we record a trade receivable for the selling price of our product and reduce inventory for the cost of goods sold when delivery occurs in accordance with the terms of the sales contracts. We do not offer extended payment terms or rights of return for our products. We account for price rebates granted to certain customers under our Long-Term Supply Contracts as a reduction to the selling price of our solar modules; and therefore, as a reduction to revenue.

Revenue recognition – Systems Business. We provide a complete solar power system solution, which includes project development, EPC services, O&M services and, when required, project finance.

Standalone EPC Contracts. For projects where we provide engineering, procurement and constructions services under an EPC contract, which are typically cost-type or fixed-fee contracts, we recognize revenue using the percentage-of-completion method of accounting using the cost-to-cost methodology. We use this method because we consider costs incurred to be the best available measure of progress on these contracts. We make estimates of the costs to complete a contract and recognize revenue based on the estimated progress to completion. We periodically revise our profit estimates based on changes in facts, and we immediately recognize any losses that we identify on contracts. Incurred costs include all direct material, labor, subcontractor cost, and those indirect costs related to contract performance, such as indirect labor, supplies and tools. We recognize job material costs as incurred costs when the job materials have been installed. When contracts specify that title to job materials transfers to the customer before installation has been performed, we defer revenue and associated costs and recognize it upon installation, using the percentage-of-completion method of accounting. We consider job materials to be installed materials when they are permanently attached or fitted to the solar power systems as required by the engineering design.

Sale of Project Assets. Revenue recognition for a given solar power project is dependent on the structure of the agreement and whether we have gained control of land or land rights. If we have not gained control of land or land rights prior to the execution of an EPC contract, we account for any costs incurred, that are directly related to the development or construction of the solar power project, as pre-contract cost and capitalize these costs in project assets on our balance sheet. Upon the execution of the EPC contract, we recognize project assets in cost of sales, utilizing a percentage-of-completion method of accounting using the cost-to-cost methodology similar to standalone EPC Contracts.

If we have gained control of land or land rights, we account for the project following the provisions of real estate accounting. Under the provisions of real estate accounting we recognize revenue and the corresponding costs once the sale is consummated, the buyer’s initial and any continuing investments are adequate, the resulting receivables are not subject to subordination and we have transferred the customary risk and rewards of ownership to the buyer. In general, the sale is consummated upon the execution of an agreement documenting the terms of the sale and a minimum initial payment by the buyer to substantiate the transfer of risk to the buyer. As a result, depending on the value of the initial and continuing payment commitment by the buyer, we generally align our revenue recognition and release of project assets to cost of sale with the receipt of payment from the buyer.

Our liability for “billings in excess of costs and estimated earnings,” which is part of the balance sheet caption “Other current liabilities,” was $6.6 million and $2.2 million as of December 26, 2009 and December 27, 2008, respectively. This liability represents our billings in excess of revenues recognized on our contracts, which results from differences between contractual billing schedules and the timing of revenue recognition under our revenue recognition accounting policies.

For revenue arrangements that include multiple deliverables, we determine whether these arrangements have more than one unit of accounting. Deliverable elements in a revenue arrangement with multiple deliverables are separate units of accounting if the elements have standalone value to the customer, if objective and reliable evidence of the fair value of undelivered elements is available, and if the arrangement does not include a general right of return related to delivered items. We apply the appropriate revenue recognition principles to the identified elements.

In accordance with ASC 605, we present taxes assessed by governmental authorities that are both imposed on and concurrent with specific revenue-producing transactions between us and our customers (such as sales, use and value-added taxes) on a net basis and excluded from revenues.

Shipping and handling costs. We classify shipping and handling costs for solar modules shipped to our customers as a component of cost of sales. We record customer payments of shipping and handling costs as a component of net sales.

Share-based compensation. We account for share-based compensation arrangements in accordance with ASC 718, Compensation – Stock Compensation. Our significant accounting policies related to share-based compensation arrangements are described at Note 16. “Share-Based Compensation” to our consolidated financial statements.

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

We may be party to research grant contracts with the United States federal government under which we receive reimbursements for specified costs incurred for certain of our research projects. We record amounts recoverable from these grants as an offset to research and development expense when the related research and development costs are incurred, which is consistent with the timing of our contractual right to receive the cost reimbursements. During the year ended December 26, 2009, we did not have any grant proceeds included as offsets to research and development expense. We have included grant proceeds of $0.9 million and $1.8 million as offsets to research and development expense during the years ended December 27, 2008 and December 29, 2007, respectively.

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

Income taxes. We account for income taxes in accordance with ASC 740, Income Taxes, which prescribes the use of the asset and liability method whereby we calculate the deferred tax asset or liability account balances at the balance sheet date using tax laws and rates in effect at that time. We establish valuation allowances, when necessary, to reduce deferred tax assets to the extent it is more likely than not that such deferred tax assets will not be realized. We do not provide deferred taxes related to the U.S. GAAP basis in excess of the U.S. tax basis in the investment in our foreign subsidiaries to the extent such amounts relate to permanently reinvested earnings and profits of such foreign subsidiaries.

In accordance with ASC 740, income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority. We only recognize tax benefits related to uncertain tax positions to the extent they satisfy the recognition and measurement criteria under ASC 740. Only those uncertain tax positions that are more likely than not of being sustained upon examination satisfy the recognition criteria. For those positions that satisfy the recognition criteria, the amount of tax benefit that we recognize is the largest amount of tax benefit that is more than fifty percent likely of being sustained on ultimate settlement of such uncertain tax position.

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

Advertising Costs. Advertising costs are expensed as incurred. Advertising costs during the years ended December 26, 2009, December 27,  2008 and December 29, 2007 were $1.1 million, $1.0 million and $0.6 million, respectively.

Comprehensive income. Our comprehensive income consists of our net income, changes in unrealized gains or losses on derivative instruments that we hold and that qualify as and that we have designated as cash flow hedges and the effects on our consolidated financial statements of translating the financial statements of our subsidiaries that operate in foreign currencies. In addition, other comprehensive income includes unrealized gains or losses on available-for-sale securities, the impact of which has been excluded from net income. We present our comprehensive income in combined consolidated statements of members’/stockholders’ equity and comprehensive income. Our accumulated other comprehensive income is presented as a component of equity in our consolidated balance sheets and consists of the cumulative amount of net financial statement translation adjustments, unrealized gains or losses on cash flow hedges and unrealized gains or losses on available for sale marketable securities that we have incurred since the inception of our business.

Recent accounting pronouncements. In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. The fair value measurement of a liability assumes transfer to a market participant on the measurement date, not a settlement of the liability with the counterparty. ASU 2009-05 describes various valuation methods that can be applied to estimating the fair values of liabilities, requires the use of observable inputs and minimizes the use of unobservable valuation inputs. ASU 2009-05 is effective for the fourth quarter of 2009. The adoption of ASU 2009-05 did not have a material impact on our financial position, results of operations or cash flows.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740) - Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. ASU 2009-06 provides guidance on how to account for uncertainty in income taxes, especially for attribution of income taxes between a pass through entity and its owners. In addition, ASU 2009-06 clarifies management’s determination of the taxable status of an entity and amends certain disclosure requirements. ASU 2009-06 is effective for the third quarter of 2009. The adoption of ASU 2009-06 had no impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements. ASU 2009-13 revises certain accounting for revenue arrangements with multiple deliverables. In particular when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, ASU 2009-13 allows use of a best estimate of the selling price to allocate the arrangement consideration among them. ASU 2009-13 is effective for the first quarter of 2011, with early adoption permitted. We do not expect that the adoption of ASU 2009-13 will have a material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) - Certain Revenue Arrangements That Include Software Elements. ASU 2009-14 changes the accounting model for revenue arrangements that involve a combination of tangible products and software. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue recognition guidance in ASC 985. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. We do not expect that the adoption of ASU 2009-14 will have a material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009. We don’t expect that the adoption of ASU 2009-15 will have a material impact on our financial position, results of operations or cash flows.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. ASU 2009-16 amends the accounting for transfers of financials assets and will require more information about transfers of financial assets, including securitizations, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, with early adoption not permitted. We do not expect that the adoption of ASU 2009-16 will have a material impact on our financial position, results of operations or cash flows

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controller through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year entity. Early adoption is not permitted. We do not expect that the adoption of ASU 2009-17 will have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the amount of cash that all shareholders can elect to receive is considered a share issuance. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 did not have any impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification. ASU 2010-02 clarifies the scope of the decrease in ownership provisions of Subtopic 810 and expands the disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. ASU 2010-02 is effective beginning in the first interim of annual reporting period ending on or after December 15, 2009. The amendments in ASU 2010-02 must be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of ASU 2010-02 did not have any impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. We do not expect that the adoption of ASU 2010-06 will have a material impact on our financial position, results of operations or cash flows.

Note 3. Acquisitions

OptiSolar

On April 3, 2009, we completed the acquisition of the solar power project development business (the Project Business) of OptiSolar Inc. (OptiSolar). Pursuant to an Agreement and Plan of Merger (the Merger Agreement) dated March 2, 2009, by and among First Solar, Inc., First Solar Acquisition Corp. (Merger Sub), OptiSolar and OptiSolar Holdings LLC (OptiSolar Holdings), Merger Sub merged with and into OptiSolar, with OptiSolar surviving as a wholly-owned subsidiary of First Solar, Inc. (the Merger). Pursuant to the Merger, all the outstanding shares of common stock of OptiSolar held by OptiSolar Holdings were exchanged for 2,972,420 shares of First Solar common stock, par value $0.001 per share (the Merger Shares), of which 732,789 shares were issued and deposited with an escrow agent to support certain indemnification obligations of OptiSolar Holdings. Also, 355,096 shares were holdback shares as further described below under “Contingent Consideration” (the “Holdback Shares”). As of December 26, 2009, 2,951,256 Merger Shares had been issued. The period during which claims for indemnification from the escrow fund may be initiated began on April 3, 2009 and will end on April 3, 2011.

Purchase Price Consideration

The total consideration for this acquisition, based on the closing price of our common stock on April 3, 2009 of $134.38 per share, was $399.4 million.

Contingent Consideration

 Pursuant to the Merger Agreement, of the 2,972,420 Merger Shares, as of April 3, 2009, 355,096 shares were Holdback Shares that were issuable to OptiSolar Holdings upon satisfaction of conditions relating to certain then-existing liabilities of OptiSolar. As of December 26, 2009, 333,932 Holdback Shares had been issued to OptiSolar Holdings. The estimated fair value of the 21,164 Holdback Shares remaining to be issued at December 26, 2009 was $2.8 million and has been classified separately within stockholders’ equity on our balance sheet.

Purchase Price Allocation

We accounted for this acquisition using the acquisition method in accordance with ASC 805. Accordingly, we allocated the purchase price to the acquired assets and liabilities based on their estimated fair values at the acquisition date of April 3, 2009, as summarized in the following table (in thousands):

Tangible assets acquired	$10,175
Project assets	103,888
Deferred tax assets, net	35,195
Goodwill	250,176
Total purchase consideration	$399,434

The fair value of net tangible assets acquired on April 3, 2009 consisted of the following (in thousands):

Cash	$318
Prepaid expenses and other current assets	5,003
Property, plant and equipment	165
Project assets – Land	6,100
Total identifiable assets acquired	11,586
Accounts payable and other liabilities	(1,411)
Total liabilities assumed	(1,411)
Net identifiable assets acquired	$10,175

         Goodwill

We recorded the excess of the acquisition date fair value of consideration transferred over the estimated fair value of the net tangible assets and intangible assets acquired as goodwill. Subsequent to the acquisition of OptiSolar, we adjusted goodwill downward by $8.5 million as additional information relating to acquired deferred tax assets became available. We have allocated $ 251.3 million and $1.4 million of this goodwill to our components reporting segment and our systems segment (reported under “Other” in our disclosure of segment operating results), respectively. This goodwill is not deductible for tax purposes.

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

Pro Forma Information

The acquired OptiSolar business has been engaged in the development and construction of solar power projects. The costs related to these activities are largely capitalized, and not charged against earnings until the respective solar power project is sold to a customer, constructed for a customer or we determine that the project is no longer commercially viable; during the fourth quarter of 2009 we sold one of the projects in the portfolio that we acquired from OptiSolar.

         If the OptiSolar acquisition had been completed on December 28, 2008 (the beginning of our fiscal year 2009) our total revenue, net income, and basic and diluted earnings per common share would have not materially changed from the amounts that we have previously reported.

Turner Renewable Energy LLC

On November 30, 2007, we acquired 100% of the outstanding membership interests of Turner Renewable Energy, LLC. The acquisition provided us with solar power project engineering and project management skills that enable us to deploy cost effective solar electricity solutions for utility companies seeking to meet renewable energy portfolio standard requirements in markets in the United States. In connection with this acquisition we issued an aggregate of 118,346 shares of our common stock to the members of Turner Renewable Energy, LLC in satisfaction of a portion of the purchase price. The fair value of our common stock issued was determined based on the closing price of our common stock on November 30, 2007. The results of Turner Renewable Energy, LLC have been included in our consolidated results of operations since December 1, 2007.

Note 4. Goodwill and Intangible Assets

Goodwill

On November 30, 2007, we acquired 100% of the outstanding membership interests of Turner Renewable Energy, LLC. Under the purchase method of accounting, we allocated $33.4 million to goodwill through December 29, 2007, which represents the excess of the purchase price over the fair value of the identifiable net tangible and intangible assets of Turner Renewable Energy, LLC. All of this goodwill was allocated to our systems segment (reported under “Other” in our disclosure of segment operating results). At December 26, 2009 and December 27, 2008, the carrying amount of this goodwill was $33.8 million.

On April 3, 2009, we acquired the solar power project development business of OptiSolar. Under the acquisition method of accounting, we allocated $261.1 million to goodwill (excluding subsequent adjustments of $8.5 million), which primarily represents the synergies and economies of scale expected from acquiring OptiSolar’s project pipeline and using our solar modules in the acquired projects.

During 2009, we adjusted goodwill downward by $8.5 million as additional information relating to acquired deferred tax assets became available. We have allocated $251.3 million and $1.4 million of this goodwill to our components reporting segment and systems segment (reported under “Other” in our disclosure of segment operating results), respectively. At December 26, 2009, the carrying amount of this goodwill was $252.7 million. See Note 3. “Acquisitions” to our consolidated financial statements for additional information about this acquisition.

The changes in the carrying amount of goodwill for the years ended December 26, 2009 and December 27, 2008 were as follows (in thousands):

	Components	Systems	Consolidated
Beginning balance, December 29, 2007	$—	$33,449	$33,449
Goodwill adjustment (1)	—	380	380
Beginning balance, December 27, 2008	—	33,829	33,829
Goodwill from 2009 acquisition	259,722	1,411	261,133
Goodwill adjustment (2)	(8,447)	—	(8,447)
Ending balance, December 26, 2009	$251,275	$35,240	$286,515

(1)
The goodwill adjustment of $0.4 million, which we made during 2008, was primarily the result of adjustments made to the opening balance sheet for acquisition-related intangible assets and related deferred taxes.

(2)	The goodwill adjustments were primarily the result of adjustments to the amount of acquired deferred tax assets.

ASC 350, Intangibles – Goodwill and Other, requires us to test goodwill for impairment at least annually, or sooner, if facts or circumstances between scheduled annual tests indicate that it is more likely than not that the fair value of a reporting unit that has goodwill might be less than its carrying value. We performed our goodwill impairment test in the fourth fiscal quarter of the year ended December 26, 2009 and determined that the fair value of our goodwill substantially exceeded the carrying value. Based on the test, we concluded that our goodwill was not impaired. We have also concluded that there have been no changes in facts and circumstances since the date of that test, that would trigger an interim goodwill impairment test.

Acquisition Related Intangible Assets

In connection with the acquisition of Turner Renewable Energy, LLC, we identified intangible assets that represent customer contracts already in progress and future customer contracts not yet started at the time of acquisition. We amortize the acquisition date fair values of these assets using the percentage-of-completion method.

Information regarding our acquisition-related intangible assets that were being amortized was as follows (in thousands):

	As of December 26, 2009			As of December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Customer contracts in progress at the acquisition date	$62	$62	$—	$62	$58	$4
Customer contracts executed after the acquisition date	394	394	—	394	242	152
Total	$456	$456	$—	$456	$300	$156

During 2008, we concluded that the carrying amount of certain customer intangible assets would not be realized due to our not pursuing certain projects that did not fit our overall business strategy. We recognized the resulting impairment loss of $1.3 million in cost of sales. Amortization expense for acquisition-related intangible assets was $0.2 million and $0.3 million for the years ended December 26, 2009 and December 27, 2008, respectively.

Project Assets

In connection with the acquisition of the solar power project development business of OptiSolar, we measured at fair value certain acquired project assets based on the varying development stages of each project asset on the acquisition date. Once we enter into a definitive sales agreement, we reclassify these costs to deferred project costs. We expense these project assets to cost of sales as each respective project asset or solar power system is sold to a customer, constructed for a customer (matching the underlying revenue recognition method) or if we determine that the project is commercially not viable. See also Note 7. “Consolidated Balance Sheet Details” to our consolidated financial statements about balances for project assets.

Other Intangible Assets

Included in other noncurrent assets on our consolidated balance sheets are internally-generated intangible assets, substantially all of which are patents on technologies related to our products and production processes. We record an asset for patents, after the patent has been issued, based on the legal, filing and other costs incurred to secure them and amortize these costs on a straight-line basis over estimated useful lives ranging from 4 to 20 years. These intangible assets have a weighted-average useful life of approximately ten years.

Amortization expense for our patents was $0.1 million for the years ended December 26, 2009 and December 27, 2008, respectively, and was less than $0.1 million for the year ended December 29, 2007. These intangible assets consisted of the following at December 26, 2009 and December 27, 2008 (in thousands):

	December 26, 2009	December 27, 2008
Intangible assets, gross	$1,472	$1,472
Accumulated amortization	(1,224)	(1,199)
Intangible assets, net	$248	$273

Estimated future amortization expense for our patents is as follows at December 26, 2009 (in thousands):

2010	$25
2011	$25
2012	$25
2013	$25
2014	$25
Thereafter	$123
Total estimated future patent amortization expense	$248

Note 5. Cash and Investments

Cash, cash equivalents and marketable securities consisted of the following at December 26, 2009 and December 27, 2008 (in thousands):

	December 26, 2009	December 27, 2008
Cash and cash equivalents:
Cash	$269,068	$603,434
Cash equivalents:
Federal agency debt	—	38,832
Money market mutual fund	395,431	73,952
Total cash and cash equivalents	664,499	716,218
Marketable securities:
Federal agency debt	78,911	68,086
Foreign agency debt	168,963	6,977
Supranational debt	71,050	—
Corporate debt securities	115,248	30,538
Foreign government obligations	10,128	—
Asset backed securities	5,544	—
Total marketable securities	449,844	105,601
Total cash, cash equivalents and marketable securities	$1,114,343	$821,819

We have classified our marketable securities as “available-for-sale.” Accordingly, we record them at fair value and account for net unrealized gains and losses as part of accumulated other comprehensive income until realized. We report realized gains and losses on the sale of our marketable securities in earnings, computed using the specific identification method. During the year ended December 26, 2009, we realized $0.2 million in gains and an immaterial amount in losses on our marketable securities. During the year ended December 27, 2008, we realized $0.6 million in gains and $0.4 million in losses on our marketable securities. During the year ended December 29, 2007 we did not realize any gains or losses on our marketable securities. See Note 9. “Fair Value Measurement” to our consolidated financial statements for information about the fair value measurement of our marketable securities.

All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider a marketable debt security to be impaired when its fair value is less than its carrying cost, in which case we would further review the investment to determine whether it is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, our intent to sell, and whether it is more likely than not we will be required to sell the investment before we have recovered its cost basis. If an investment is other-than-temporarily impaired, we write it down through earnings to its impaired value and establish that as a new cost basis for the investment. We did not identify any of our marketable securities as other-than-temporarily impaired at December 26, 2009 and December 27, 2008.

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale by major security type (in thousands):

	As of December 26, 2009
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Federal agency debt	$78,803	$108	$—	$78,911
Foreign agency debt	168,541	588	166	168,963
Supranational debt	70,807	269	26	71,050
Corporate debt securities	114,912	475	139	115,248
Foreign government obligations	10,057	71	—	10,128
Asset backed securities	5,528	19	3	5,544
Total	$448,648	$1,530	$334	$449,844

	As of December 27, 2008
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Federal agency debt	$67,813	$273	$—	$68,086
Foreign agency debt	6,990	—	13	6,977
Corporate debt securities	30,425	129	16	30,538
Total	$105,228	$402	$29	$105,601

Contractual maturities of our available-for-sale marketable securities as of December 26, 2009 and December 27, 2008 were as follows (in thousands):

	As of December 26, 2009
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$119,911	$327	$2	$120,236
One year to two years	269,488	963	185	270,266
Two years to three years	59,249	240	147	59,342
Total	$448,648	$1,530	$334	$449,844

	As of December 27, 2008
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$75,856	$199	$13	$76,042
One year to two years	29,372	203	16	29,559
Total	$105,228	$402	$29	$105,601

The net unrealized gain of $1.2 million and $0.4 million as of December 26, 2009 and December 27, 2008, respectively, on our available-for-sale marketable securities was primarily the result of changes in interest rates. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better and limits the security types, issuer concentration and duration of the investments.

The following table shows gross unrealized losses and estimated fair values for those investments that were in an unrealized loss position as of December 26, 2009 and December 27, 2008, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 26, 2009
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign agency debt	$45,329	$166	$—	$—	$45,329	$166
Supranational debt	7,201	26	—	—	7,201	26
Corporate debt securities	32,303	139	—	—	32,303	139
Asset backed securities	2,868	3	—	—	2,868	3
Total	$87,701	$334	$—	$—	$87,701	$334

	As of December 27, 2008
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign agency debt	$6,977	$13	$—	$—	$6,977	$13
Corporate debt securities	9,088	16	—	—	9,088	16
Total	$16,065	$29	$—	$—	$16,065	$29

Note 6. Restricted Cash and Investments

Restricted cash and investments consisted of the following at December 26, 2009 and December 27, 2008 (in thousands):

	December 26, 2009	December 27, 2008
Restricted cash	$27	$4,218
Restricted investments	36,467	—
Deposit with financial services company	—	25,841
Total restricted cash and investments— noncurrent	$36,494	$30,059

At December 26, 2009, our restricted investments consisted of long-term marketable securities that we hold through a custodial account to fund future costs of our solar module collection and recycling program. At December 27, 2008, our restricted investments consisted of a funding arrangement for our solar module collection and recycling program (See Note 12. “Module Collection and Recycling Liability” to our consolidated financial statements), a debt service reserve account of $4.2 million for our credit facility with a consortium of banks led by IKB Deutsche Industriebank AG (See Note 13. “Debt” to our consolidated financial statements) and cash held by a financial institution as collateral for a letter of credit.

We pre-fund our estimated solar module collection and recycling costs at the time of module sale through a custodial account with a large bank as investment advisor in the name of a trust, for which First Solar Inc., First Solar Malaysia Sdn. Bhd. and First Solar Manufacturing GmbH are grantors. We fund this custodial account within 60 days of the beginning of a fiscal year for the prior year module sales, assuming for this purpose a minimum service life of 25 years for our solar modules. Prior to June 2009, we pre-funded our estimated solar module collection and recycling costs through a financial services company. At December 27, 2008, the cumulative amount of deposits made was $25.8 million (including the investment returns earned through that date). We commuted this deposit with the financial services company during the year ended December 26, 2009 and invested the proceeds in the restricted investments.

The following table summarizes unrealized gains and losses related to our restricted investments in marketable securities designated as available-for-sale by major security type (in thousands):

	As of December 26, 2009
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government obligations	$783	$—	$27	$756
Foreign government obligations	34,403	1,308	—	35,711
Total	$35,186	$1,308	$27	$36,467

As of December 26, 2009, the contractual maturities of these available-for-sale marketable securities were between 18 and 26 years. We did not have any restricted investments in marketable securities as of December 27, 2008.

Note 7. Consolidated Balance Sheet Details

Accounts receivable, net

Accounts receivable, net consisted of the following at December 26, 2009 and December 27, 2008 (in thousands):

	December 26, 2009	December 27, 2008
Accounts receivable, gross	$227,816	$61,703
Allowance for doubtful account	(990)	—
Accounts receivable, net	$226,826	$61,703

The increase in accounts receivable was mainly due to the amendment of certain of our customers’ Long-Term Supply Contracts to extend their payment terms from net 10 days to net 45 days at the end of the first quarter of 2009 primarily to increase liquidity in our sales channel and to reflect longer shipment times from our plants in Malaysia and due to higher volumes shipped during the year ended December 26, 2009.

During 2009, we amended our Long-Term Supply Contracts with certain of our customers to implement a program which extends a price rebate to certain of these customers for solar modules purchased from us. The intent of this program is to enable our customers to successfully compete in our core segments in Germany. The rebate program applies a specified rebate rate to solar modules sold for solar power projects in Germany at the beginning of each quarter for the upcoming quarter. The rebate program is subject to periodic review and we will adjust the rebate rate quarterly upward or downward as appropriate. The rebate period began during the third quarter of 2009 and ends at the end of the fourth quarter of 2010. Customers need to meet certain requirements in order to be eligible for and benefit from this program.

We account for these rebates as a reduction to the selling price of our solar modules and therefore as a reduction in revenue at the time of sale. No rebates granted under this program can be claimed in cash and all will be applied to reduce outstanding accounts receivable balances. During the year ended December 26, 2009, we extended rebates to customers in the amount of €87.1 million ($128.9 million at the average exchange rate of $1.48/€1.00). At December 26, 2009 we had €54.3 million ($78.2 million at the balance sheet close rate on December 26, 2009 of $1.44/€1.00) of rebate claims accrued, which reduced our accounts receivable accordingly.

In June 2009, we provided an allowance for doubtful accounts receivable in the amount of $7.0 million due to the collectability of the outstanding accounts receivable from a specific customer. As of December 26, 2009, we had collected $6.0 million of the overdue accounts receivable from this specific customer and reduced our allowance for the doubtful account accordingly.

Inventories

Inventories consisted of the following at December 26, 2009 and December 27, 2008 (in thousands):

	December 26, 2009	December 27, 2008
Raw materials	$122,282	$103,725
Work in process	6,248	4,038
Finished goods	45,986	13,791
Total inventories	$174,516	$121,554
Inventory — current	$152,821	$121,554
Inventory — noncurrent (1)	$21,695	$—

(1)	Raw materials not used within our normal operating cycle are classified as inventory - noncurrent.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at December 26, 2009 and December 27, 2008 (in thousands):

	December 26, 2009	December 27, 2008
Prepaid expenses	$33,095	$32,158
Deferred project costs	36,670	710
Notes receivable (See Note 11. “Notes Receivable”)	50,531	—
Derivative instruments	7,909	34,931
Other current assets	35,924	24,163
Total prepaid expenses and other current assets	$164,129	$91,962

Project Assets – Current and Noncurrent

Project assets – current and noncurrent consisted of the following at December 26, 2009 and December 27, 2008 (in thousands):

	December 26, 2009	December 27, 2008
Project assets acquired through OptiSolar	$71,037	$—
Project assets — land	1,452	—
Project assets — other	60,007	—
Total project assets	$132,496	$—
Total project assets — current	$1,081	$—
Total project assets — noncurrent	$131,415	$—

Project assets consist primarily of costs relating to solar power projects in various stages of development that we capitalize prior to the sale of the solar power project to a third party for project development or project construction activities. These costs include costs for land and costs for developing and constructing a solar power plant. Development costs can include legal, consulting, permitting costs as well as other development costs. Once we enter into a definitive sales agreement, we reclassify these costs to deferred project costs until we are able to recognize the sale of the project assets as revenue. Project assets acquired in connection with the acquisition of OptiSolar were measured at fair value on the acquisition date. Subsequent to the acquisition of OptiSolar, we incurred additional costs to further develop these projects.

We expense these project assets to cost of sales as each respective project asset or solar power system is sold to a customer, constructed for a customer (matching the underlying revenue recognition method) or if we determine that the project is commercially not viable. See also Note 4. “Goodwill and Intangible Assets” to our consolidated financial statements for further information.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at December 26, 2009 and December 27, 2008 (in thousands):

	December 26, 2009	December 27, 2008
Buildings and improvements	$239,088	$137,116
Machinery and equipment	813,281	559,566
Office equipment and furniture	38,845	22,842
Leasehold improvements	15,870	11,498
Depreciable property, plant and equipment, gross	1,107,084	731,022
Accumulated depreciation	(225,790)	(100,939)
Depreciable property, plant and equipment, net	881,294	630,083
Land	4,995	5,759
Construction in progress	102,493	206,780
Property, plant and equipment, net	$988,782	$842,622

Depreciation of property, plant and equipment was $124.6 million, $61.1 million and $24.8 million for the years ended December 26, 2009, December 27, 2008 and December 29, 2007, respectively.

Capitalized Interest

We incurred interest cost and capitalized a portion of it (into our property, plant and equipment and project assets) as follows during the years ended December 26, 2009, December 27, 2008 and December 29, 2007 (in thousands):

	2009	2008	2007
Interest cost incurred	$11,902	$7,394	$6,065
Interest cost capitalized – property, plant and equipment	(3,310)	(6,885)	(3,771)
Interest cost capitalized – project assets	(3,334)	—	—
Interest expense, net	$5,258	$509	$2,294

Accrued expenses

Accrued expenses consisted of the following at December 26, 2009 and December 27, 2008 (in thousands):

	December 26, 2009	December 27, 2008
Accrued compensation and benefits	$53,856	$32,145
Accrued property, plant and equipment	35,811	44,115
Accrued inventory	27,542	31,438
Product warranty liability	8,216	4,040
Other accrued expenses	61,257	29,161
Total accrued expenses	$186,682	$140,899

Other current liabilities

Other current liabilities consisted of the following at December 26, 2009 and December 27, 2008 (in thousands):

	December 26, 2009	December 27, 2008
Deferred revenue (1)	$31,127	$—
Derivative instruments	30,781	50,733
Other current liabilities	33,294	9,005
Total other current liabilities	$95,202	$59,738

(1)	Deferred revenue will be recognized once all revenue recognition criteria have been met.

Note 8. Derivative Instruments

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

Depending on the terms of the specific derivative instruments and market conditions, some of our derivative instruments may be assets and others liabilities at any particular point in time. As required by ASC 815, Derivatives and Hedging, we report all of our derivative instruments at fair value on our balance sheet. Depending on the substance of the hedging purpose for our derivative instruments, we account for changes in the fair value of some of them using cash-flow-hedge accounting pursuant to ASC 815 and of others by recording the changes in fair value directly to current earnings (so-called “economic hedges”). These accounting approaches and the various classes of risk that we are exposed to in our business and the risk management systems using derivative instruments that we apply to these risks are described below. See Note 9. “Fair Value Measurement” to our consolidated financial statements for information about the techniques we use to measure the fair value of our derivative instruments.

The following table presents the fair values of derivative instruments included in our consolidated balance sheet as of December 26, 2009 (in thousands):

	December 26, 2009
	Other Assets - Current	Other Assets - Noncurrent	Other Liabilities - Current	Other Liabilities - Noncurrent
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$3,781	$—	$19,723	$—
Interest rate swap contracts	—	—	178	905
Total derivatives designated as hedging instruments	$3,781	$—	$19,901	$905

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$4,128	$—	$10,880	$—
Total derivatives not designated as hedging instruments	$4,128	$—	$10,880	$—

Total derivative instruments	$7,909	$—	$30,781	$905

The following tables present the amounts related to derivative instruments affecting our consolidated statement of operations for the year ended December 26, 2009 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivative Type	Year Ended December 26, 2009	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Year Ended December 26, 2009
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$(396)	Net sales	$(20,048)
Interest rate swaps	294	Interest income (expense)	(2,990)
Total derivatives designated as cash flow hedges	$(102)		$(23,038)

	Amount of Gain (Loss) on Derivatives Recognized in Income
Derivative Type	Year Ended December 26, 2009	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$(20,048)	Net sales
Interest rate swaps	$(2,990)	Interest income (expense)

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$(9,870)	Other income (expense)
Foreign exchange forward contracts	$1,844	Cost of sales
Foreign exchange forward contracts	$(2,069)	Revenue

Credit default swaps	$(1,459)	Other income (expense)

Interest Rate Risk

We use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use such swap agreements for speculative or trading purposes. We had interest rate swap contracts with a financial institution that effectively converted to fixed rates the variable rate of the Euro Interbank Offered Rate (Euribor) on the term loan portion of our credit facility with a consortium of banks for the financing of our German plant. These swap contracts were required under the credit facility agreement, which we repaid and terminated on June 30, 2009. Therefore, we terminated these interest rate swap contracts on June 26, 2009 and consequently recognized an interest expense of €1.7 million ($2.4 million at the balance sheet close rate on December 26, 2009 of $1.44/€1.00). The termination of the interest rate swap contracts settled on June 30, 2009. The total notional value of the interest rate swaps was €39.1 million ($56.3 million at the balance sheet close rate on December 26, 2009 of $1.44/€1.00) on December 27, 2008. As of December 27, 2008, the weighted average interest rate for the interest rate swaps was 4.12%.

On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian credit facility, which became effective on September 30, 2009 with a notional value of €57.3 million ($82.5 million at the balance sheet close rate on December 26, 2009 of $1.44/€1.00) and pursuant to which we are entitled to receive a six-month floating interest rate, the Euro Interbank Offered Rate (Euribor), and pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. This derivative instrument qualifies for accounting as a cash flow hedge in accordance with FASB ASC 815, Derivatives and Hedging, and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at December 26, 2009.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of the components of our business to have material future cash flows, including revenues and expenses that will be denominated in currencies other than the component’s functional currency. Our primary cash flow exposures are customer collections and vendor payments. Changes in the exchange rates between our components’ functional currencies and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge the value of a portion of these forecasted cash flows. As of December 26, 2009, these foreign exchange contracts hedge our forecasted future cash flows for up to 18 months. These foreign exchange contracts qualified for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of the derivative’s gain or loss in accumulated other comprehensive income (loss) and subsequently reclassify amounts into earnings when the hedged transaction is settled. We determined that these derivative financial instruments were highly effective as cash flow hedges at December 26, 2009 and December 27, 2008. In addition, during 2009, we did not discontinue any cash flow hedges because it was probable that a forecasted transaction would not occur.

During 2009 and 2008, we purchased foreign exchange forward contracts to hedge the exchange risk on forecasted cash flows denominated in euro. As of December 26, 2009, the unrealized loss on these contracts was $15.9 million and the total notional value of the contracts was €361.0 million ($519.8 million at the balance sheet close rate on December 26, 2009 of $1.44/€1.00). The weighted average forward exchange rate for these contracts was $1.40/€1.00 at December 26, 2009. As of December 27, 2008, the unrealized loss of these forward contracts was $15.5 million and the total notional value of the forward contracts was €625.1 million ($900.1 million at the balance sheet close rate on December 26, 2009 of $1.44/€1.00). The weighted average forward exchange rate for these contracts was $1.37/€1.00 at December 27, 2008.

We expect to reclassify $15.9 million of net unrealized losses related to these forward contracts that are included in accumulated other comprehensive loss at December 26, 2009 to earnings in the following 12 months as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will be contingent upon the actual exchange rate when we realize the related forecasted transaction. During 2009, we realized a loss of $23.0 million related to our cash flow hedges.

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

Since our acquisition of the solar power project development business of OptiSolar on April 3, 2009, we have also become exposed to currency exchange rate fluctuations between the U.S. dollar and Canadian dollar.

During 2009, we purchased foreign exchange forward contracts to hedge balance sheet exposures related to transactions with third parties. We recognize gains or losses from the fluctuation in foreign exchange rates and the valuation of these hedging contracts in cost of sales and foreign currency gain (loss) on our consolidated statements of operations depending on where the gain or loss from the hedged item is classified on our consolidated statement of operations. As of December 26, 2009, the total unrealized loss on our foreign exchange forward contracts was $6.8 million. These contracts have maturities of less than two months.

As of December 26, 2009, the total notional value of our foreign exchange forward contracts was as follows (notional amounts and U.S. dollar equivalents in millions):

Transaction	Currency	Notional Amount	U.S. Equivalent	Balance sheet close rate on December 26, 2009
Purchase	Euro	€229.1	$329.9	$1.44/€1.00
Sell	Euro	€109.9	$158.3	$1.44/€1.00
Sell	U.S. dollar for Euro	$27.2	$27.2	n/a
Purchase	Malaysian ringgits	MYR 104.5	$30.3	$0.29/MYR1.00
Sell	Malaysian ringgits	MYR 22.8	$6.6	$0.29/MYR1.00
Purchase	Japanese yen	JPY 275.0	$2.8	$0.01/JPY1.00
Sell	Japanese yen	JPY 70.0	$0.7	$0.01/JPY1.00
Purchase	Canadian dollar	CAD 108.4	$103.0	$0.95/CAD1.00
Sell	Canadian dollar	CAD 120.1	$114.1	$0.95/CAD1.00

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

When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. Following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring or on a one-time basis:

•
Cash equivalents. At December 26, 2009, our cash equivalents consisted of money market mutual funds. We value our cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities. At December 26, 2009, our marketable securities consisted of federal and foreign agency debt, supranational debt, corporate debt securities, foreign government obligations and asset backed securities. We value our marketable securities using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We also consider the effect of our counterparties’ credit standings in these fair value measurements.

•
Derivative assets and liabilities. At December 26, 2009, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and interest rate swap contracts involving benchmark interest rates. Since our derivative assets and liabilities are not traded on an exchange, we value them using valuation models. Interest rate yield curves and foreign exchange rates are the significant inputs into these valuation models. These inputs are observable in active markets over the terms of the instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our own credit standing and that of our counterparties in our valuations of our derivative assets and liabilities.

•
Module collection and recycling liability. We account for our obligation to collect and recycle the solar modules that we sell in a similar manner to the accounting for asset retirement obligations that is prescribed by ASC 410, Asset Retirement and Environmental Obligations. When we sell solar modules, we initially record our liability for collecting and recycling those particular solar modules at the fair value of this liability, and then in subsequent periods, we accrete this fair value to the estimated future cost of collecting and recycling the solar modules. Therefore, this is a one-time nonrecurring fair value measurement of the collection and recycling liability associated with each particular solar module sold.

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

At December 26, 2009 and December 27, 2008, information about inputs into the fair value measurements of our assets and liabilities that we make on a recurring basis was as follows (in thousands):

	As of December 26, 2009
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$395,431	$395,431	$—	$—
Marketable securities:
Federal agency debt	78,911	—	78,911	—
Foreign agency debt	168,963	—	168,963	—
Supranational debt	71,050	—	71,050	—
Corporate debt securities	115,248	—	115,248	—
Foreign government obligations	10,128	—	10,128	—
Asset backed securities	5,544	—	5,544	—
Derivative assets	7,909	—	7,909	—
Total assets	$853,184	$395,431	$457,753	$—
Liabilities:
Derivative liabilities	$31,686	$—	$31,686	$—

	As of December 27, 2008
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Federal agency debt	$38,832	$—	$38,832	$—
Money market mutual funds	73,952	73,952	—	—
Marketable securities:
Federal agency debt	68,086	—	68,086	—
Foreign agency debt	6,977	—	6,977	—
Corporate debt securities	30,538	—	30,538	—
Derivative assets	34,931	—	34,931	—
Total assets	$253,316	$73,952	$179,364	$—
Liabilities:
Derivative liabilities	$51,787	$—	$51,787	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial instruments at December 26, 2009 and December 27, 2008 were as follows (in thousands):

	December 26, 2009		December 27, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities, current and noncurrent	$449,844	$449,844	$105,601	$105,601
Notes receivable — current	$50,531	$50,531	$—	$—
Credit default swaps	$—	$—	$896	$896
Foreign exchange forward contract assets	$7,909	$7,909	$34,035	$34,035
Deposit with financial services company (restricted investment)	$—	$—	$25,841	$13,039
Restricted investments	$36,467	$36,467	$—	$—
Investment in related party	$25,000	$25,000	$25,000	$25,000
Notes receivable — noncurrent	$25,241	$25,332	$—	$—
Liabilities:
Long-term debt, including current maturities	$174,958	$178,900	$198,470	$204,202
Interest rate swaps	$1,083	$1,083	$1,377	$1,377
Foreign exchange forward contract liabilities	$30,603	$30,603	$50,410	$50,410

The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, restricted cash, accounts payable, income tax payable and accrued expenses approximate their fair values due to their short maturities; therefore, we exclude them from the table above.

We estimated the fair value of our long-term debt in accordance with ASC 820 using a discounted cash flows approach (an income approach) and we incorporated the credit risk of our counterparty for asset fair value measurements and our credit risk for liability fair value measurements.

Note 10. Related Party Transactions

In October 2008, we made an investment, at a total cost of $25.0 million, in the preferred stock of a company based in the United States that supplies and installs solar power systems to commercial and residential customers. This investment represents an ownership of approximately 11% of the voting interest in this company at December 26, 2009 and is our only equity interest in that entity. Since our ownership interest in this company is less than 20% and we do not have significant influence over it, we account for this investment using the cost method. We performed a valuation assessment and have determined that the carrying value of this investment equals the fair value at December 26, 2009. See Note 9. “Fair Value Measurement” to our consolidated financial statements for information about the fair value measurement of our investment in a related party.

In the fourth fiscal quarter of 2008, we also entered into a long-term solar module supply agreement with this related party. During the year ended December 26, 2009, we recognized $18.5 million in net sales to this related party. At December 26, 2009 we had accounts receivable from this related party of $7.0 million. During 2008, we did not have any material revenue transactions with this related party.

Note 11. Notes Receivable

On April 8, 2009 we entered into a credit facility agreement with a solar project entity of one of our customers for an available amount of €17.5 million ($25.2 million at the balance sheet close rate on December 26, 2009 of $1.44/€1.00) to provide financing for a photovoltaic power generation facility. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8% per annum and is due on December 31, 2026. As of December 26, 2009, this credit facility was fully drawn. The outstanding amount of this credit facility has been included within Other assets – noncurrent on our consolidated balance sheets.

On April 21, 2009, we entered into a revolving VAT financing facility agreement for an available amount of €9.0 million ($13.0 million at the balance sheet close rate on December 26, 2009 of $1.44/€1.00) with the same solar project entity with which we entered into the credit facility agreement on April 8, 2009. The VAT facility agreement pre-finances the amounts of German value added tax (VAT) and any other tax obligations of similar nature during the construction phase of the photovoltaic power generation facility. Borrowings under this facility are short-term in nature, since the facility is repaid when VAT amounts are reimbursed by the government. The VAT facility agreement bears interest at the rate of Euribor plus 1.2% and matures on December 31, 2010. As of December 26, 2009 the balance on this credit facility was €1.4 million ($2.0 million at the balance sheet close rate on December 26, 2009 of $1.44/€1.00). The outstanding amount of this credit facility is included within Prepaid expenses and other current assets on our consolidated balance sheets.

In October 2009, we entered into a fixed rate note with a solar power project entity to finance construction and start-up costs of a photovoltaic facility in Germany. This note provides funding in the amount of €19.2 million ($27.6 million at the balance sheet close rate on December 26, 2009 of $1.44/€1.00). The fixed rate note is due on May 31, 2010 and bears interest at 7% per annum. The fixed rate note is collateralized by a bank account pledge agreement, a security assignment agreement, a partnership interest pledge agreement and a share pledge agreement. The outstanding amount of this financing agreement is included within Prepaid expenses and other current assets on our consolidated balance sheets.

In October 2009, we entered into a fixed rate note with another solar power project entity to finance construction and start-up costs of a photovoltaic facility in Germany. This note provides funding in the amount of €14.5 million ($20.9 million at the balance sheet close rate on December 26, 2009 of $1.44/€1.00). The fixed rate note is due on May 31, 2010 and bears interest at 7% per annum. This fixed rate note is collateralized by a bank account pledge agreement, a security assignment agreement, a guarantee agreement and share pledge agreement. The outstanding amount of this financing agreement is included within Prepaid expenses and other current assets on our consolidated balance sheets.

Note 12. Solar Module Collection and Recycling Liability

Legislative initiatives in Europe hold manufacturers responsible for the collection and recycling of certain electrical products. The legislation passed to date does not include solar modules. However, based on our commitment to the environment, we have determined that we should ensure the collection and recycling of the modules that we sell worldwide. As a result, we include a solar module collection and recycling arrangement in our standard sales contracts. Under this arrangement, we agree to provide for the collection and recycling of the materials in our solar modules and the system owners agree to notify us, disassemble their solar power systems, package the solar modules for shipment and revert ownership rights over the modules back to us at the end of the modules’ service lives.

At the time of sale, we have recorded accrued collection and recycling liabilities for the estimated fair value of our obligations for the collection and recycling of our solar modules that we have sold and we have made associated charges to cost of sales. We based our estimate of the fair value of our collection and recycling obligations on the present value of the expected future cost of collecting and recycling the modules, which includes the cost of packaging the modules for transport, the cost of freight from the module installation sites to a recycling center and the material, labor, and capital costs of the recycling process. We based this estimate on our experience collecting and recycling our solar modules and on our expectations about future developments in recycling technologies and processes and about economic conditions at the time the modules will be collected and recycled. In the periods between the time of our sales and our settlement of the collection and recycling obligations, we accrete the carrying amount of the associated liability by applying the discount rate used for its initial measurement. We classify accretion expense as an other operating expense within selling, general and administrative on our consolidated statement of operations.

Our module collection and recycling liabilities totaled $92.8 million at December 26, 2009 and $35.2 million at December 27, 2008. We charged $52.4 million, $22.2 million and $8.9 million to cost of sales for the fair value of our collection and recycling obligation for modules sold during the years ended December 26, 2009, December 27, 2008 and December 29, 2007, respectively. The accretion expense on our collection and recycling obligations was $2.4 million, $0.9 million and $0.3 million during the years ended December 26, 2009, December 27, 2008 and December 29, 2007, respectively.

Note 13. Debt

Our long-term debt at December 26, 2009 and December 27, 2008 consisted of the following (in thousands):

Type	December 26, 2009	December 27, 2008
Malaysian Facility Agreement – Fixed rate term loan	$84,166	$66,975
Malaysian Facility Agreement – Floating rate term loan (1)	84,166	66,975
Director of Development of the State of Ohio	9,994	11,694
Director of Development of the State of Ohio	139	1,528
German Facility Agreement	—	54,982
Capital lease obligations	2	5
	178,467	202,159
Less unamortized discount	(3,509)	(3,689)
Total long-term debt	174,958	198,470
Less current portion	(28,559)	(34,951)
Noncurrent portion	$146,399	$163,519

(1)	We entered into an interest rate swap contract related to this loan. See Note 8. “Derivative Instruments” to our consolidated financial statements.

We did not have any short-term debt at December 26, 2009 and December 27, 2008.

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

 Borrowings under the Credit Agreement currently bear interest at (i) LIBOR (adjusted for eurocurrency reserve requirements) plus a margin of 2.75% or (ii) a base rate as defined in the Credit Agreement plus a margin of 1.75%, depending on the type of borrowing requested by us. These margins are subject to adjustments depending on our consolidated leverage ratio and the credit rating of the facility provided by Moody’s Investors Service, Inc. and Standard and Poor’s Rating Services.

At December 26, 2009, we had no borrowings outstanding and $46.0 million in letters of credit drawn on the revolving credit facility, leaving approximately $254.0 million in capacity available under the revolving credit facility, $29.0 million of which may be used for letters of credit. As of December 26, 2009, based on applicable indices, the all-in effective three months LIBOR borrowing rate was 3.47%.

In addition to paying interest on outstanding principal under the Credit Agreement, we are required to pay a commitment fee currently at the rate of 0.375% per annum to the lenders based on the average daily unutilized commitments under the facility. The commitment fee may also be adjusted due to changes in our consolidated leverage ratio.

We will also pay a letter of credit fee equal to the applicable margin for eurocurrency revolving loans on the face amount of each letter of credit and a fronting fee. Proceeds from the credit facility may be used for working capital and other general corporate purposes.

The Credit Agreement contains various financial condition covenants which we must comply with, including a debt to EBITDA ratio covenant, a minimum EBITDA covenant and a minimum liquidity covenant. Under the Credit Agreement we are also subject to customary non-financial covenants including limitations in secured indebtedness and limitations on dividends and other restricted payments. We were in compliance with these covenants through December 26, 2009.

Malaysian Facility Agreement

On May 6, 2008, in connection with the plant expansion at our Malaysian manufacturing center, First Solar Malaysia Sdn. Bhd. (FS Malaysia), our indirect wholly owned subsidiary, entered into an export financing facility agreement (Malaysian Facility Agreement) with a consortium of banks. The total available loan amount was €134.0 million ($193.0 million at the balance sheet close rate on December 26, 2009 of $1.44/€1.00). Pursuant to the Malaysian Facility Agreement, we began semi-annual repayments of the principal balances of these credit facilities during 2008. Amounts repaid under this credit facility cannot be re-borrowed. These credit facilities consisted of the following (in thousands):

Malaysian Borrowings	Denomination	Interest Rate	Maturity	Outstanding at December 26, 2009
Fixed-rate euro-denominated term loan	EUR	4.54%	2016	$84,166
Floating-rate euro-denominated term loan	EUR	Euribor plus 0.55%	2016	84,166
Total				$168,332	(1)

(1)	€116.9 million outstanding at December 26, 2009 ($168.3 million at the balance sheet close rate on December 26, 2009 of $1.44/€1.00)

At December 26, 2009, equipment with a net book value of $189.5 million was pledged as collateral for these loans.

These credit facilities were used by FS Malaysia for the purpose of (1) partially financing the purchase of certain equipment to be used at our Malaysian manufacturing center and (2) financing fees to be paid to Euler-Hermes Kreditversicherungs-AG (Euler-Hermes), the German Export Credit Agency of Hamburg, Federal Republic of Germany, which guarantees 95% of FS Malaysia’s obligations related to the Malaysian credit facilities (Hermes Guaranty). In addition, FS Malaysia’s obligations related to the Malaysian credit facilities are guaranteed, on an unsecured basis, by First Solar, Inc., pursuant to a guaranty agreement.

FS Malaysia is obligated to pay commitment fees at an annual rate of 0.375% on the unused portions of the fixed rate credit facilities and at an annual rate of 0.350% on the unused portions of the floating rate credit facilities. In addition, FS Malaysia is obligated to pay certain underwriting, management and agency fees in connection with the credit facilities.

In connection with the credit facilities, First Solar, Inc. entered into a first demand guaranty agreement dated May 6, 2008 in favor of the lenders. Thereby FS Malaysia’s obligations related to the Malaysian Facility Agreement are guaranteed, on an unsecured basis, by First Solar, Inc.

In connection with the credit facilities, all of FS Malaysia’s obligations are secured by a first party, first legal charge over the equipment financed by the credit facilities and the other documents, contracts and agreements related to that equipment. Also in connection with the Malaysian credit facilities, any payment claims of First Solar, Inc. against FS Malaysia are subordinated to the claims of the lenders.

The Malaysian Facility Agreement contains various financial covenants with which we must comply, such as debt to equity ratios, total leverage ratios, interest coverage ratios and debt service coverage ratios. We must calculate and submit these ratios related to the financial covenants for the first time at the end of fiscal 2009. The Malaysian Facility Agreement also contains various customary non-financial covenants with which FS Malaysia must comply, including submitting various financial reports and business forecasts to the lenders, maintaining adequate insurance, complying with applicable laws and regulations, and restrictions on FS Malaysia’s ability to sell or encumber assets or make loan guarantees to third parties. We were in compliance with these covenants through December 26, 2009.

Certain of our indebtedness under the Malaysian credit facilities bears interest at rates based on the Euro Interbank Offered Rate (Euribor). Euribor is the primary interbank lending rate within the Euro zone, with maturities ranging from one week to one year. A disruption of the credit environment could negatively impact interbank lending and therefore negatively impact the Euribor rate. An increase in the Euribor rate would not impact our cost of borrowing under the Malaysian Facility Agreement as we entered into an interest rate swap agreement to mitigate such risk.

State of Ohio Loans

During the years ended December 25, 2004 and December 31, 2005, we received the following loans from the Director of Development of the State of Ohio (in thousands):

Ohio Borrowings	Original Loan Amount	Denomination	Interest Rate	Maturity	Outstanding at December 26, 2009
Director of Development of the State of Ohio	$15,000	USD	2.25%	2015	$9,994
Director of Development of the State of Ohio	$5,000	USD	0.25% — 3.25%	2009	$139
Total	$20,000				$10,133

At December 26, 2009, land and buildings, and machinery and equipment with net book values of $21.1 million and $7.7 million, respectively, was pledged as collateral for these loans.

German Facility Agreement

On July 27, 2006, First Solar Manufacturing GmbH, a wholly owned indirect subsidiary of First Solar, Inc., entered into a credit facility agreement with a consortium of banks under which First Solar Manufacturing GmbH could draw up to €102.0 million ($146.9 million at the balance sheet close rate on December 26, 2009 of $1.44/€1.00) to fund costs of constructing and starting up our German plant. First Solar Manufacturing GmbH repaid the entire outstanding principal amount of this credit facility and all accrued interest on June 30, 2009 and concurrently terminated this facility.

Future Principal Payments

At December 26, 2009, future principal payments on our long-term debt, excluding payments related to capital leases, which are disclosed in Note 14 to our consolidated financial statements, were due as follows (in thousands):

2010	$29,576
2011	29,329
2012	29,365
2013	29,401
2014	29,480
Thereafter	31,314
Total long-term debt future principal payments	$178,465

Our debt-financing agreements bear interest at the Euro Interbank Offered Rate (Euribor) and London Interbank Offered Rate (LIBOR). A disruption of the credit environment, as previously experienced, could negatively impact interbank lending and therefore negatively impact both floating rates. An increase in the LIBOR rate would increase our cost of borrowing under our Revolving Credit Facility. An increase in the Euribor rate would not impact our cost of borrowing under our Malaysian Facility Agreement as we entered into an interest rate swap agreement to mitigate such risk.

Note 14. Commitments and Contingencies

Financial guarantees

In the normal course of business, we occasionally enter into agreements with third parties under which we guarantee the performance of our subsidiaries related to certain service contracts, which may include services such as development, engineering, procurement of permits and equipment, construction management and monitoring and maintenance. These agreements meet the definition of a guarantee according to ASC 460, Guarantees. As of December 26, 2009 and December 27, 2008, none of these guarantees were material to our financial position.

Loan guarantees

In connection with the Malaysian Facility Agreement, First Solar, Inc. entered into a first demand guaranty agreement dated May 6, 2008 in favor of IKB, NZD, NLB and the other lenders under the Malaysian Facility Agreement. FS Malaysia’s obligations related to the Malaysian Facility Agreement are guaranteed, on an unsecured basis, by First Solar Inc. pursuant to this guaranty agreement. See Note 13. “Debt” to our consolidated financial statements for additional information.

In connection with our revolving credit facility, we entered into a guarantee and collateral agreement and various foreign security agreements. Loans made to First Solar Manufacturing GmbH (a borrowing subsidiary under the credit facility) are (i) guaranteed by First Solar, Inc. pursuant to the guarantee and collateral agreement, (ii) guaranteed by certain of First Solar, Inc.’s direct and indirect subsidiaries organized under the laws of Germany, pursuant to a German guarantee agreement, (iii) secured by share pledge agreements, (iv) secured by a security interest in intercompany receivables held by First Solar Holdings GmbH, First Solar GmbH, and First Solar Manufacturing GmbH, pursuant to assignment agreements and (v) subject to a security trust agreement, which sets forth additional terms regarding the foregoing German security documents and arrangements. See Note 13. “Debt” to our consolidated financial statements for additional information.

Commercial commitments

During the year ended December 26, 2009, we entered into 46 commercial commitments in the form of letters of credit related to our systems business in the amount of $41.6 million; of which, $13.0 million will expire between 2011 and 2015 and $28.6 million has an initial expiration in 2010 and automatically extends for one year annually unless our counterparty elects not to extend the letter of credit beyond its then current expiration date. We also increased two of our previously held bank guarantees for energy supply agreements by MYR 5.6 million ($1.6 million at the balance sheet close rate on December 26, 2009 of $0.29/MYR1.00), for a total commitment of MYR 11.8 million ($3.4 million at the balance sheet close rate on December 26, 2009 of $0.29/MYR1.00). As of December 26, 2009, we had an additional outstanding bank guarantee of MYR 3.0 million dated September 2008 for Malaysian custom and excise tax ($0.9 million at the balance sheet close rate on December 26, 2009 of $0.29/MYR1.00).

Lease commitments

We lease our corporate headquarters in Tempe, Arizona and administrative, business and marketing development, customer support and government affairs offices throughout the United States and Europe under non-cancelable operating leases. These leases require us to pay property taxes, common area maintenance and certain other costs in addition to base rent. We also lease certain machinery and equipment and office furniture and equipment under operating and capital leases. Future minimum payments under all of our non-cancelable leases are as follows as of December 26, 2009 (in thousands):

	Capital Leases	Operating Leases	Total
2010	$2	$8,392	$8,394
2011	—	13,334	13,334
2012	—	7,385	7,385
2013	—	7,178	7,178
2014	—	6,810	6,810
Thereafter	—	29,084	29,084
Total minimum lease payments	2	$72,183	$72,185
Less amounts representing interest	—
Present value of minimum lease payments	2
Less current portion of obligations under capital leases	—
Noncurrent portion of obligations under capital leases	$2

Our rent expense was $9.6 million, $6.2 million and $1.2 million in each of the years ended December 26, 2009, December 27, 2008 and December 29, 2007, respectively.

Purchase commitments

We purchase raw materials for inventory, services and manufacturing equipment from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, we enter into agreements with suppliers that either allow us to procure goods and services when we choose or that establish purchase requirements. In certain instances, these latter agreements allow us the option to cancel, reschedule, or adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our recorded purchase commitments are firm, non-cancelable and unconditional. At December 26, 2009, our obligations under firm, non-cancelable and unconditional agreements were $416.4 million, of which, $14.5 million was for commitments related to plant construction and maintenance. $161.1 million of our purchase obligations are due in fiscal 2010.

Product warranties

We offer warranties on our products and record an estimate of the associated liability based on the following factors: number of solar modules under warranty at customer locations, historical experience with warranty claims, monitoring of field installation sites, in-house testing of our solar modules and estimated per-module replacement cost.

Product warranty activity during the years ended December 26, 2009 and December 27, 2008 was as follows (in thousands):

	December 26, 2009	December 27, 2008	December 29, 2007
Product warranty liability, beginning of period	$11,905	$7,276	$2,764
Accruals for new warranties issued (warranty expense)	16,654	8,525	4,831
Additional warranty from acquisition	—	—	398
Settlements	(2,431)	(404)	(258)
Change in estimate of warranty liability	(3,545)	(3,492)	(459)
Product warranty liability, end of period	$22,583	$11,905	$7,276
Current portion of warranty liability	$8,216	$4,040	$2,094
Noncurrent portion of warranty liability	$14,367	$7,865	$5,182

Legal matters

We are a party to legal matters and claims that are normal in the course of our operations. While we believe that the ultimate outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows, the outcome of these matters is not determinable with certainty and negative outcomes may adversely affect us.

Sales Agreements

We entered into long-term contracts for the sale of our solar modules with certain European and North American solar power system project developers, system integrators and operators. Under these contracts, we agree to provide each customer with solar modules totaling certain amounts of power generation capability during specified time periods. Our customers are entitled to certain remedies in the event of missed deliveries of the total kilowatt volume. These delivery commitments are established through a rolling four quarter forecast that defines the specific quantities to be purchased on a quarterly basis and schedules the individual shipments to be made to our customers. In the case of a late delivery, our customers are entitled to a maximum charge of up to 6% of the delinquent revenue. If we do not meet our annual minimum volume shipments or a stipulated minimum average watts per module, our customers also have the right to terminate these contracts on a prospective basis.

Note 15. Stockholders’ Equity

Preferred stock

We have authorized 30,000,000 shares of undesignated preferred stock, $0.001 par value, none of which was issued and outstanding at December 26, 2009. Our board of directors is authorized to determine the rights, preferences and restrictions on any series of preferred stock that we may issue.

Common stock

We have authorized 500,000,000 shares of common stock, $0.001 par value, of which 85,208,199 shares were issued and outstanding at December 26, 2009. Each share of common stock has the right to one vote. We have not declared or paid any dividends through December 26, 2009.

Note 16. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as an expense over the grant recipients’ requisite service periods, in accordance with ASC 718, Compensation-Stock Compensation. The share-based compensation expense that we recognized in our consolidated statements of operations for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 was as follows (in thousands):

	2009	2008	2007
Share-based compensation expense included in:
Cost of sales	$17,145	$12,216	$9,524
Research and development	8,230	5,967	4,719
Selling, general and administrative	61,904	38,926	23,393
Production start-up	1,466	1,835	1,430
Total share-based compensation expense	$88,745	$58,944	$39,066

The increase in share-based compensation expense was primarily the result of new awards.

The following table presents our share-based compensation expense by type of award for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 (in thousands):

	2009	2008	2007
Stock options	$14,552	$15,983	$25,153
Restricted stock units	71,130	42,418	13,977
Unrestricted stock	3,700	325	297
Net amount absorbed into inventory	(637)	218	(361)
Total share-based compensation expense	$88,745	$58,944	$39,066

Share-based compensation cost capitalized in our inventory was $1.0 million, $0.3 million and $0.6 million at December 26, 2009, December 27, 2008 and December 29, 2007, respectively. As of December 26, 2009, we had $3.4 million of unrecognized share-based compensation cost related to unvested stock option awards, which we expect to recognize as an expense over a weighted-average period of approximately 0.8 year, and $123.9 million of unrecognized share-based compensation cost related to unvested restricted stock units, which we expect to recognize as an expense over a weighted-average period of approximately 1.9 years. On April 30, 2007, we modified 474,374 of our share options to change their vesting dates from August 31, 2008 to August 31, 2007 and 1,171,060 of our share options to change their vesting dates from August 31, 2008 to January 15, 2008. These modifications did not affect the fair value of these share options that we used to calculate our share-based compensation expense, but the modifications did shorten the requisite service period over which we recognized that compensation expense.

The share-based compensation expense that we recognize in our results of operations is based on the number of awards expected to ultimately vest; therefore, the actual award amounts have been reduced for estimated forfeitures. ASC 718 requires us to estimate the number of awards that we expect to vest at the time the awards are granted and revise those estimates, if necessary, in subsequent periods. We estimate the number of awards that we expect to vest based on our historical experience with forfeitures of our awards, giving consideration to whether future forfeiture behavior might be expected to differ from past behavior. We recognize compensation cost for awards with graded vesting schedules on a straight-line basis over the requisite service periods for each separately vesting portion of the awards as if each award was in substance multiple awards.

During the years ended December 26, 2009 and December 27, 2008, we recognized an income tax benefit in our statement of operations of $27.9 million and $17.1 million, respectively, for share-based compensation costs incurred during those years. During the year ended December 29, 2007, we recognized an income tax benefit in our statement of operations of $13.8 million for share-based compensation costs incurred during that year and an income tax benefit of $6.7 million related to share-based compensation costs incurred during prior years as a result of reversing the valuation allowance on our deferred tax assets.

Share-based Compensation Plans

During 2003, we adopted our 2003 Unit Option Plan (the “2003 Plan”). In connection with our February 2006 conversion from a limited liability company to a corporation, we converted each outstanding option to purchase one limited liability membership unit under the 2003 Plan into an option to purchase one share of our common stock, in each case at the same exercise price and subject to the other terms and conditions of the outstanding option. Under the 2003 Plan, we may grant non-qualified options to purchase common shares of First Solar, Inc. to associates of First Solar, Inc. (including any of its subsidiaries) and non-employee individuals and entities that provide services to First Solar, Inc. or any of its subsidiaries. The 2003 Plan is administered by a committee appointed by our board of directors, which is authorized to, among other things, determine who will receive grants and determine the exercise price and vesting schedule of the options. The maximum number of new shares of our common stock that may be delivered by awards granted under the 2003 Plan is 6,847,060, and the shares underlying forfeited, expired, terminated, or cancelled awards become available for new award grants. Our board of directors may amend, modify, or terminate the 2003 Plan without the approval of our stockholders. We may not grant awards under the 2003 Plan after 2013, which is the tenth anniversary of the plan’s approval by our stockholders. At December 26, 2009, 1,914,879 shares were available for grant under the 2003 Plan.

During 2006, we adopted our 2006 Omnibus Incentive Compensation Plan (the “2006 Plan”). Under the 2006 Plan, directors, associates and consultants of First Solar, Inc. (including any of its subsidiaries) are eligible to participate. The 2006 Plan is administered by the compensation committee of our board of directors (or any other committee designated by our board of directors), which is authorized to, among other things, determine who will receive grants and determine the exercise price and vesting schedule of the awards made under the plan. The 2006 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, performance units, cash incentive awards and other equity-based and equity-related awards. The maximum number of new shares of our common stock that may be delivered by awards granted under the 2006 Plan is 5,820,000, of which the maximum number that may be delivered by incentive stock options is 5,820,000 and the maximum number that may be delivered as restricted stock awards is 2,910,000. Also, the shares underlying forfeited, expired, terminated, or cancelled awards become available for new award grants. Our board of directors may amend, modify, or terminate the 2006 Plan without the approval of our stockholders, except stockholder approval is required for amendments that would increase the maximum number of shares of our common stock available for awards under the plan, increase the maximum number of shares of our common stock that may be delivered by incentive stock options or modify the requirements for participation in the 2006 Plan. We may not grant awards under the 2006 Plan after 2016, which is the tenth anniversary of the plan’s approval by our stockholders. At December 26, 2009, 2,790,423 shares were available for grant under the 2006 Plan.

Stock Options

Following is a summary of our stock options as of December 26, 2009 and changes during the year then ended:

		Weighted Average
	Number of Shares Under Option	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 27, 2008	1,536,310	$39.63
Options granted	34,084	$160.00
Options exercised	(537,526)	$11.09
Options forfeited or expired	(54,167)	$19.18
Options outstanding at December 26, 2009	978,701	$60.63	3.8	$88,370,746
Options vested and exercisable at December 26, 2009	463,810	$89.10	3.5	$35,553,538

Stock options granted under the 2003 Plan and 2006 Plan have various vesting provisions. Some cliff-vest, some vest ratably following the grant date, some vest at different rates during different portions of their vesting periods and some vested on the date of grant. The total fair value of stock options vesting during the years ended December 26, 2009, December 27, 2008 and December 29, 2007 were $13.4 million, $33.9 million, and $5.4 million, respectively. During the years ended December 26, 2009, December 27, 2008 and December 29, 2007, we received net cash proceeds of $6.0 million, $16.0 million and $10.2 million, respectively, from the exercise of employee options on our stock. The total intrinsic value of employee stock options exercised was $71.0 million, $675.5 million and $230.2 million during the years ended December 26, 2009, December 27, 2008 and December 29, 2007, respectively.

The following table presents exercise price and remaining life information about options outstanding at December 26, 2009:

	Options Outstanding
			Weighted Average
		Weighted	Remaining	Options Exercisable
	Number of	Average	Contractual Term	Number of	Weighted Average
Exercise Price Range	Shares	Exercise Price	(Years)	Shares	Exercise Price
$2.06 - $4.54	141,237	$3.36	4.9	98,800	$2.89
$20.00	480,595	$20.00	3.7	138,585	$20.00
$27.28 - $32.81	35,388	$28.95	4.0	9,783	$29.46
$32.81 - $120.28	152,397	$58.04	4.3	74,892	$55.99
$120.28 - $266.90	69,084	$183.35	7.1	41,750	$169.43
$267.14	100,000	$267.14	—	100,000	$267.14
	978,701	$60.63	3.8	463,810	$89.10

We estimated the fair value of each stock option awarded on its grant date using the Black-Scholes-Merton closed-form option valuation formula, using the assumptions documented in the following table for the years ended December 26, 2009, December 27, 2008 and December 29, 2007:

	2009	2008	2007
Price of our stock on grant date	$160.00	$181.77 - $266.90	$32.81 - $120.28
Stock option exercise price	$160.00	$181.77 - $267.14	$32.81 - $120.28
Expected life of option	5.0 years	4.0 - 6.0 years	3.9 - 6.0 years
Expected volatility of our stock	71%	70%	70% - 75%
Risk-free interest rate	2.2%	2.6% - 3.4%	4.4% - 4.8%
Expected dividend yield of our stock	0.0%	0.0%	0.0%

The weighted-average estimated grant-date fair value of the stock options that we granted during the years ended December 26, 2009, December 27, 2008 and December 29, 2007 were $95.35, $113.01 and $34.93, respectively.

Our stock options expire seven to ten years from their grant date. We estimated the expected life, which represents our best estimate of the period of time from the grant date that we expect the stock options to remain outstanding, of all of our stock options for all periods presented using the simplified method specified in ASC 718. Under this method, we estimate the expected life of our stock options as the mid-point between their time to vest and their contractual terms. We applied the simplified method because we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited period of time our equity shares have been publicly traded and the significant differences in vesting and contractual terms between the majority of our options that have been exercised through December 26, 2009 and the options that we granted during the year ended on that date.

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

Restricted Stock Units

We began issuing restricted stock units in the second quarter of 2007 and all have been granted under the 2006 Plan. We issue shares to the holders of restricted units on the date the restricted stock units vest. The majority of shares issued are net of the statutory withholding requirements, which we will pay on behalf of our associates. As a result, the actual number of shares issued will be less than the number of restricted stock units granted. Prior to vesting, restricted stock units do not have dividend equivalent rights and do not have voting rights, and the shares underlying the restricted stock units are not considered issued and outstanding.

Following is a summary of our restricted stock units as of December 26, 2009 and changes during the year then ended:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock units outstanding at December 27, 2008	650,254	$201.32
Restricted stock units granted	732,067	$150.79
Restricted stock units vesting	(174,789)	$200.14
Restricted stock units forfeited or expired	(81,294)	$173.46
Restricted stock units outstanding at December 26, 2009	1,126,238	$170.67

We estimate the fair value of our restricted stock unit awards as our stock price on the grant date.

Stock Awards

During the years ended December 26, 2009, December 27, 2008 and December 29, 2007, we awarded 3,126, 1,384 and 4,845, respectively, fully vested, unrestricted shares of our common stock to the independent members of our board of directors. We recognized $0.5 million share-based compensation expense for these awards during the year ended December 26, 2009 and $0.3 million of share-based compensation expense for these awards during each of the years ended December 27, 2008 and December 29, 2007.

During the year ended December 26, 2009, we awarded 20,313 fully vested, unrestricted shares of our common stock to our new Chief Executive Officer as part of his employment agreement. We withheld 8,327 shares to satisfy certain tax withholding obligations, and as a result, issued 11,986 net shares. We recognized $3.3 million share-based compensation expense for this award.

Note 17. Benefit Plans

We offer a 401(k) retirement savings plan into which all of our U.S. associates (our term for employees) can voluntarily contribute a portion of their annual salaries and wages, subject to legally prescribed dollar limits. Our contributions to our associates’ plan accounts are made at the discretion of our board of directors and are based on a percentage of the participating associates’ contributions. During 2008, we matched half of the first 8% of the compensation that our associates contributed to the 401(k) Plan. Effective January 1, 2009, associate contributions were matched dollar-for-dollar up to the first 4%. Our contributions to the plans were $4.5 million, $2.0 million and $0.6 million million for the years ended December 26, 2009, December 27, 2008 and December 29, 2007, respectively. None of these benefit plans offered participants an option to invest in our common stock.

In addition, effective fiscal 2008, we offered certain retirement savings plans to associates at our foreign subsidiaries in Europe. These plans are managed in accordance with applicable local statutes and practices and are defined contribution plans. Our contributions to these plans were $0.3 million and $0.4 million during the years ended December 26, 2009 and December 27, 2008, respectively.

Note 18. Income Taxes

The components of our income tax expense (benefit) were as follows (in thousands):

	December 26, 2009	December 27, 2008	December 29, 2007
Current expense (benefit):
Federal	$20,872	$27,328	$25,163
State	123	1,312	828
Foreign	60,210	99,780	27,498
Total current expense (benefit)	81,205	128,420	53,489
Deferred expense (benefit):
Federal	(34,296)	(14,388)	(49,888)
State	(5,732)	(163)	(148)
Foreign	4,999	1,577	(5,845)
Total deferred expense (benefit)	(35,029)	(12,974)	(55,881)
Total income tax expense (benefit)	$46,176	$115,446	$(2,392)

The current tax expense listed above does not reflect income tax benefits of $1.3 million, $28.7 million and $26.6 million for the years ended December 26, 2009, December 27, 2008 and December 29, 2007, respectively, related to excess tax deductions on share-based compensation because we recorded these benefits directly to additional paid-in capital, pursuant to ASC 740 and ASC 718.

The U.S. and non-U.S. components of our income before income taxes were as follows (in thousands):

	December 26, 2009	December 27, 2008	December 29, 2007
U.S. (loss) income	$(25,588)	$42,917	$72,976
Non-U.S. income	711,902	420,859	82,986
Income before income taxes	$686,314	$463,776	$155,962

Our Malaysian subsidiary was granted a tax holiday for a period of 16.5 years, originally set to begin on January 1, 2009, which provides for an income tax exemption on 100% of statutory income provided that certain criteria are met. The net impact of this tax holiday was to increase our net earnings by $132.8 million. In addition, we recognized an income tax benefit of $11.5 million during the year ended December 26, 2009, related to the Malaysian Government’s granting of our request to pull forward the previously approved tax holiday by one year.

Our income tax results differed from the amount computed by applying the U.S. statutory federal income tax rate of 35% to our income before income taxes for the following reasons (in thousands):

	December 26, 2009		December 27, 2008		December 29, 2007
	Tax	Percent	Tax	Percent	Tax	Percent
Statutory income tax expense	$240,210	35.0%	$162,322	35.0%	$54,587	35.0%
Economic development funding benefit	—	0.0	—	0.0	(3,122)	(2.0)
Non-deductible expenses	6,443	0.9	4,590	1.0	1,398	0.9
State tax, net of federal benefit	(5,200)	(0.8)	(500)	(0.1)	778	0.5
Effect of tax holiday	(132,823)	(19.2)	(20,464)	(4.4)	—	0.0
Pull forward of Malaysian tax holiday	(11,519)	(1.7)	—	0.0	—	0.0
Foreign tax rate differential	(45,657)	(6.7)	(31,347)	(6.8)	4,216	2.7
Tax credits	(5,567)	(0.8)	(4,736)	(1.0)	(1,503)	(1.0)
Non-taxable income	(41)	0.0	(205)	0.0	(3,373)	(2.1)
Other	(1,763)	(0.3)	5,285	1.1	(1,079)	(0.7)
Impact of changes in valuation allowance	2,093	0.3	501	0.1	(54,294)	(34.8)
Reported income tax expense (benefit)	$46,176	6.7%	$115,446	24.9%	$(2,392)	(1.5)%

For the year ended December 26, 2009, the tax benefit from the foreign tax rate differential primarily relates to our income generated in Germany and Malaysia calculated at statutory tax rates of 28.5% and 25%, respectively, compared to the US statutory tax rate of 35%. For the year ended December 27, 2008, the tax benefit from the foreign tax rate differential primarily relates to our income generated in Germany and Malaysia calculated at statutory tax rates of 28.4% and 26.0%, respectively, compared to the US statutory tax rate of 35%. The 2008 tax benefit from the effect of the Malaysian tax holiday on deferred taxes relates to the deferred tax impact of taxable temporary differences, primarily attributable to accelerated tax depreciation, which we anticipate will reverse in a tax-free manner during the tax holiday.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities calculated for financial reporting purposes and the amounts calculated for preparing our income tax returns in accordance with tax regulations and of the net tax effects of operating loss and tax credit carryforwards. The items that gave rise to our deferred taxes were as follows (in thousands):

	December 26, 2009	December 27, 2008
Deferred tax assets:
Goodwill	$30,909	$32,736
Economic development funding	6,301	6,550
Share-based compensation	33,179	18,937
Accrued expenses	12,596	10,104
Tax credits	25,225	13,200
Net operating losses	58,317	1,097
Inventory	6,411	1,744
Deferred expenses	10,044	—
Other	1,139	725
Deferred tax assets, gross	184,121	85,093
Valuation allowance	(3,190)	(1,097)
Deferred tax assets, net of valuation allowance	180,931	83,996
Deferred tax liabilities:
Capitalized interest	(2,920)	(1,400)
Property, plant and equipment	(13,804)	(13,566)
Basis difference	(25,697)	—
Other	(19)	—
Deferred tax liabilities	(42,440)	(14,966)
Net deferred tax assets and liabilities	$138,491	$69,030

Changes in our valuation allowance against our deferred tax assets were as follows during the years ended December 26, 2009 and December 27, 2008 (in thousands):

	2009	2008
Valuation allowance, beginning of year	$1,097	$596
Additions	2,093	1,097
Reversals	—	(596)
Valuation allowance, end of year	$3,190	$1,097

We maintained a valuation allowance of $3.2 million and $1.1 million as of December 26, 2009 and December 27, 2008, respectively, against certain of our deferred tax assets, as it is more likely than not that such amounts will not be fully realized. During the year ended December 26, 2009, we increased our valuation allowance related primarily to foreign and state net operating loss carryforwards. During the year ended December 27, 2008, we reversed our valuation allowance in the amount of $0.6 million related to Malaysian net deferred tax assets and increased our valuation allowance related to state net operating loss carryforwards.

We have not provided for $240.6 million of deferred income taxes on $974.3 million of undistributed earnings from non-U.S. subsidiaries because such amounts are indefinitely invested outside the United States as of December 26, 2009. These taxes would be required to be recognized when and if we determine that these amounts are not indefinitely reinvested outside the U.S.

At December 26, 2009, we had federal and aggregate state net operating loss carryforwards of $849.3 million and $138.8 million, respectively. These federal and aggregate state net operating loss carryforwards include $120.5 million and $22.6 million, respectively, from the acquisition of OptiSolar Inc. At December 27, 2008, we had federal and aggregate state net operating loss carryforwards of $683.7 million and $97.2 million, respectively. If not used, the federal net operating loss will expire beginning in 2027 and the state net operating loss will begin to expire in 2012. The utilization of a portion of our net operating loss carryforwards is subject to an annual limitation under Section 382 of the Internal Revenue Code due to a change of ownership. However, we do not believe such annual limitation will impact our realization of the net operating loss carryforwards. Our deferred tax assets at December 26, 2009 do not include $261.6 million related to $728.8 million of excess tax deductions from employee stock option exercises and vested restricted stock units that comprise our net operating loss carryovers. Our equity will be increased by up to $261.6 million if and when we ultimately realize these excess tax benefits.

At December 26, 2009 we had federal research and developmental credit carryovers of $12.9 million and foreign tax credit carryovers of $12.0 million available to reduce future income tax liabilities. If not used, the research and development credits and foreign tax credits will begin to expire in 2027 through 2029 and 2017 through 2019, respectively.

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows (in thousands):

	December 26, 2009	December 27, 2008	December 29, 2007
Unrecognized tax benefits, beginning of year	$7,534	$2,465	$56
Increases related to prior year tax positions	6,560	777	413
Decreases related to prior year tax positions	—	(1,677)	—
Decreases related to settlements	—	(469)	—
Increase due to business combination	2,170	—	—
Increases related to current tax positions	20,958	6,438	1,996
Unrecognized tax benefits, end of year	$37,222	$7,534	$2,465

The entire amount of unrecognized tax benefits, if recognized, would reduce our annual effective tax rate. The amounts of unrecognized tax benefits listed above are based on the recognition and measurement criteria of FIN 48, now codified in ASC 740. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of uncertain tax positions may result in liabilities which could be materially different from these estimates. In such an event, we will record additional tax expense or tax benefit in the period in which such resolution occurs. Our policy is to recognize any interest and penalties that we might incur related to our tax positions as of component of income tax expense. We did not accrue any potential penalties and interest related to these unrecognized tax benefits during 2009 or 2008. We do not believe it is reasonably possible our unrecognized tax benefits will significantly change within the next twelve months for tax positions taken or to be taken for periods through December 26, 2009.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which we operate:

Tax Years
Germany	2007 – 2009
Malaysia	2007 - 2009
United States	2006 - 2009

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

Note 19. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including employee stock options and restricted stock units.

The calculation of basic and diluted net income per share for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 was as follows (in thousands, except per share amounts):

	2009	2008	2007
Basic net income per share
Numerator:
Net income	$640,138	$348,330	$158,354
Denominator:
Weighted-average common shares outstanding	83,500	80,178	74,701
Diluted net income per share
Denominator:
Weighted-average common shares outstanding	83,500	80,178	74,701
Effect of stock options , restricted stock units outstanding and contingent issuable shares	1,544	1,946	3,270
Weighted-average shares used in computing diluted net income per share	85,044	82,124	77,971

	2009	2008	2007
Per share information – basic:
Net income per share	$7.67	$4.34	$2.12

Per share information - diluted
Net income per share	$7.53	$4.24	$2.03

The following number of outstanding employee stock options and restricted stock units were excluded from the computation of diluted net income per share for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 as they would have had an antidilutive effect (in thousands):

	2009	2008	2007
Restricted stock units and options to purchase common stock	216	192	2,632

Note 20. Comprehensive Income (Loss)

Comprehensive income, which includes foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges and unrealized gains and losses on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity, was as follows for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 (in thousands):

	2009	2008	2007
Net income	$640,138	$348,330	$158,354
Foreign currency translation adjustments	13,303	(13,943)	5,116
Change in unrealized gain on marketable securities, net of tax of $(377) for 2009	1,689	234	28
Change in unrealized loss on derivative instruments, net of tax of $(65) for 2009	(167)	(15,230)	(1,648)
Comprehensive income	$654,963	$319,391	$161,850

Components of accumulated other comprehensive income (loss) at December 26, 2009 and December 27, 2008 were as follows (in thousands):

	2009	2008
Foreign currency translation adjustments	$5,478	$(7,825)
Unrealized gain on marketable securities, net of tax of $520 for 2009 and $144 for 2008	1,951	262
Unrealized loss on derivative instruments, net of tax of $0 for 2009 and $65 for 2008	(17,025)	(16,858)
Accumulated other comprehensive loss	$(9,596)	$(24,421)

Note 21. Statement of Cash Flows

The following table presents a reconciliation of net income to net cash provided by operating activities for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 (in thousands):

	2009	2008	2007
Net income	$640,138	$348,330	$158,354
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	129,628	59,518	24,481
Impairment of intangible assets	—	1,335	—
Share-based compensation	88,744	58,944	38,965
Remeasurement of monetary assets and liabilities	(2,696)	32	—
Deferred income taxes	(35,043)	(12,974)	(55,881)
Excess tax benefits from share-based compensation arrangements	(4,892)	(28,661)	(30,196)
Loss on disposal of property and equipment	1,118	993	321
Provision for doubtful accounts receivable	990	(5)	—
Inventory reserve	—	2,548	34
Gain on sales of investments, net	(110)	(189)	—
Other	1,566	—	—
Changes in operating assets and liabilities:
Accounts receivable	(122,185)	(40,852)	10,975
Inventories	(52,058)	(84,762)	(19,832)
Project assets	(12,546)	—	—
Deferred project costs	(35,960)	1,933	2,333
Prepaid expenses and other current assets	7,484	(47,988)	(7,359)
Costs and estimated earnings in excess of billings	56	(108)	28
Other assets	(5,320)	(4,935)	(4,179)
Billings in excess of costs and estimated earnings	—	10	(1,992)
Accounts payable and accrued expenses	76,279	209,898	89,899
Total adjustments	35,055	114,737	47,597
Net cash provided by operating activities	$675,193	$463,067	$205,951

Note 22. Segment and Geographical Information

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

Our components segment is our principal business and involves the design, manufacture and sale of solar modules which convert sunlight into electricity. Customers of our components segment include project developers, system integrators and operators of renewable energy projects.

Through our fully integrated systems business, we provide a complete PV solar power system, which includes project development, EPC services, O&M services and, when required, project finance. Our systems segment sells solar power systems directly to investor owned utilities, independent power developers and producers, commercial and industrial companies, and other system owners who purchase completed solar power plants, EPC services and/or operation and maintenance services from us.

  Our Chief Operating Decision Maker consisting of senior executive staff views the sale of solar modules from the components segment as the core driver of our profitability, return on net assets and cash throughput, and as a result, we view our systems segment as an enabler to drive module throughput. Therefore, we operate our systems segment with the objective to achieve break-even  results before income taxes. We include the sale of our solar modules manufactured by the components segment and installed in projects sold by our systems segment in “net sales” of our components business. Our systems segment does not currently meet the quantitative criteria for disclosure as a separate reporting segment, and therefore, we classify it in the “Other” category in the following tables. Reported net sales, gross profit, income before income taxes and assets for the fiscal year ended December 27, 2008, have been reclassified to conform to the revised presentation of segment information.

Financial information about our segments was as follows (in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	December 26, 2009			December 27, 2008
	Components	Other	Total	Components	Other	Total
Net sales	$1,951,227	$114,973	$2,066,200	$1,195,803	$50,498	$1,246,301
Gross profit	$1,023,211	$21,372	$1,044,583	$660,160	$18,233	$678,393
Income before income taxes	$686,314	$—	$686,314	$463,776	$—	$463,776
Goodwill	$251,275	$35,240	$286,515	$—	$33,829	$33,829
Assets	$3,027,703	$321,809	$3,349,512	$2,029,220	$85,282	$2,114,502

The following table presents net sales for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 by geographic region, which is based on the customer country of invoicing (in thousands):

	2009	2008	2007
United States	$136,944	$63,117	$5,837
Germany	1,334,061	919,335	457,332
France	249,313	109,962	33,792
All other foreign countries	345,882	153,887	7,015
Net sales	$2,066,200	$1,246,301	$503,976

The following table presents long-lived assets, excluding financial instruments, deferred tax assets, investment in related party, goodwill and intangible assets, at December 26, 2009, December 27, 2008 and December 29, 2007 by geographic region, based on the physical location of the assets (in thousands):

	2009	2008	2007
United States	$383,343	$162,651	$101,335
Germany	91,692	87,709	96,470
Malaysia	568,534	592,262	232,299
All other foreign countries	76,628	—	—
Long-lived assets	$1,120,197	$842,622	$430,104

Note 23. Concentrations of Credit and Other Risks

Customer concentration. The following customers each comprised 10% or more of our total net sales during the years ended December 26, 2009, December 27, 2008 and December 29, 2007 (dollars in thousands):

	2009					2008				2007
	Net Sales			% of Total		Net Sales			% of Total	Net Sales			% of Total
Customer #1	$		*	*	%		$138,822		11.1%		$74,465		14.8%
Customer #2	$		*	*	%		$135,232		10.9%		$51,989		10.3%
Customer #3		$264,744		12.8%			$143,857		11.5%		$76,669		15.2%
Customer #4		$356,068		17.2%			$231,557		18.6%		$113,664		22.6%
Customer #5	$		*	*	%		$149,946		12.0%		$68,492		13.6%
Customer #6	$		*	*	%	$		*	* %		$65,352		13.0%
Customer #7		$261,314		12.6%		$		*	* %	$		*	* %

*	Net sales to these customers were less than 10% of our total net sales during this period.

Credit risk. Financial instruments that potentially subject us to concentrations of credit risk are primarily cash, cash equivalents, investments, trade accounts receivable, interest rate swap agreements and derivative instruments. We place cash, cash equivalents and investments with high-credit quality institutions and limit the amount of credit risk from any one counterparty. As previously noted, our net sales are primarily concentrated among three customers. We monitor the financial condition of our customers and perform credit evaluations whenever deemed necessary. As of December 26, 2009, we had received letters of credit from nine of our customers securing accounts receivable as required by our Long-Term Supply Contracts. Further, we amended certain of our customers’ long-term supply contracts to extend their payment terms from net 10 days to net 45 days at the end of the first quarter of 2009. We have generally not required collateral for our sales on account.

Geographic risk. Our solar modules are presently predominantly sold to our customers for use in solar power systems concentrated in a single geographic region, Germany. This concentration of our sales in one geographic region exposes us to local economic risks and local public policy and regulatory risk in Germany.

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

International operations. During 2009, we derived 93% of our net sales from sales outside our country of domicile, the United States. Therefore, our financial performance could be affected by events such as changes in foreign currency exchange rates, trade protection measures, long accounts receivable collection patterns and changes in regional or worldwide economic or political conditions.

Note 24. Subsequent Events

We have evaluated subsequent events through February 19, 2010, the date that these financial statements were issued.

On January 8, 2010, we accepted an offer to lease 61 acres (25 hectares) of land adjacent to our existing solar module manufacturing plant in Malaysia. We expect to enter into a lease agreement for the land during the first quarter of our fiscal year 2010, and we plan to make a non-refundable deposit of an initial lease payment of MYR 3.4 million ($1.0 million at the balance sheet close rate on December 26, 2009 of $0.29/MYR1.00) upon accepting the lease offer.

During 2009, we applied for a federal renewable energy manufacturing tax credit in the amount of $16.3 million that was enacted under the American Recovery and Reinvestment Act of 2009. The tax credit request relates to the recent expansion of our module manufacturing facility in Perrysburg, Ohio. On January 7, 2010, the U.S. Department of the Treasury accepted our application and approved the $16.3 credit request, subject to additional administrative measures. No benefit was recorded in our financial results for the year ended December 26, 2009 since the Treasury’s approval did not occur until after the end of the fiscal year.

INDEX TO EXHIBITS

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K:

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of First Solar, Inc.	S-1/A	333-135574	9/18/06	3.1
3.2		By-Laws of First Solar, Inc.	S-1/A	333-135574	11/16/06	3.1
4.1		Loan Agreement dated December 1, 2003, among First Solar US Manufacturing, LLC, First Solar Property, LLC and the Director of Development of the State of Ohio.	S-1/A	333-135574	9/18/06	4.2
4.2		Loan Agreement dated July 1, 2005, among First Solar US Manufacturing, LLC, First Solar Property, LLC and Director of Development of the State of Ohio.	S-1/A	333-135574	9/18/06	4.3
4.3		Facility Agreement dated July 27, 2006, between First Solar Manufacturing GmbH, subject to the joint and several liability of First Solar Holdings GmbH and First Solar GmbH and IKB Deutsche Industriebank AG.	S-1/A	333-135574	9/18/06	4.11
4.4		Addendum No. 1 to Facility Agreement dated July 27, 2006, between First Solar Manufacturing GmbH, subject to the joint and several liability of First Solar Holdings GmbH and First Solar GmbH and IKB Deutsche Industriebank AG.	S-1/A	333-135574	9/18/06	4.12
4.5		Waiver Letter dated June 5, 2006, from the Director of Development of the State of Ohio.	S-1/A	333-135574	10/10/06	4.16
4.6		Amendment No. 3 to the Facility Agreement dated July 27, 2006 between First Solar Manufacturing GmbH and IKB Deutsche Industriebank AG dated March 31, 2008	10-Q	001-33156	5/02/08	4.1
4.7	†	Facility Agreement dated May 6, 2008 between First Solar Malaysia Sdn. Bhd., as borrower, and IKB Deutsche Industriebank AG, as arranger, NATIXIS Zweigniederlassung Deutschland, as facility agent and original lender, AKA Ausfuhrkredit-Gesellschaft mbH, as original lender, and NATIXIS Labuan Branch as security agent	8-K	001-33156	5/12/08	10.1
4.8		First Demand Guaranty dated May 6, 2008 by First Solar Inc, as guarantor, in favor of IKB Deutsche Industriebank AG, NATIXIS Zweigniederlassung Deutschland, AKA Ausfuhrkredit-Gesellschaft mbH and NATIXIS Labuan Branch	8-K	001-33156	5/12/08	10.2
4.9		Credit Agreement, dated as of September 4, 2009, among First Solar, Inc., First Solar Manufacturing GmbH, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America and The Royal Bank of Scotland plc, as Documentation Agents, and Credit Suisse, Cayman Islands Branch, as Syndication Agent	8-K	001-33156	9/10/09	10.1
4.10		Charge of Company Shares, dated as of September 4, 2009, between First Solar, Inc., as Chargor, and JPMorgan Chase Bank, N.A., as Security Agent, relating to 66% of the shares of First Solar FE Holdings Pte. Ltd. (Singapore)	8-K	001-33156	9/10/09	10.2
4.11		German Share Pledge Agreements, dated as of September 4, 2009, between First Solar, Inc., First Solar Holdings GmbH, First Solar Manufacturing GmbH, First Solar GmbH, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.3
4.12		Guarantee and Collateral Agreement, dated as of September 4, 2009, by First Solar, Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.4
4.13		Guarantee, dated as of September 8, 2009, between First Solar Holdings GmbH, First Solar GmbH, First Solar Manufacturing GmbH, as German Guarantors, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.5
4.14		Assignment Agreement, dated as of September 4, 2009, between First Solar Holdings GmbH and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.6
4.15		Assignment Agreement, dated as of September 4, 2009, between First Solar GmbH and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.7
4.16		Assignment Agreement, dated as of September 8, 2009, between First Solar Manufacturing GmbH and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.8
4.17		Security Trust Agreement, dated as of September 4, 2009, between First Solar, Inc., First Solar Holdings GmbH, First Solar GmbH, First Solar Manufacturing GmbH, as Security Grantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Secured Parties party thereto	8-K	001-33156	9/10/09	10.9
10.1	†	Framework Agreement on the Sale and Purchase of Solar Modules dated April 10, 2006, between First Solar GmbH and Blitzstrom GmbH.	S-1/A	333-135574	11/8/06	10.1
10.2	†	Amendment to the Framework Agreement dated April 10, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Blitzstrom GmbH.	10-K	001-33156	3/16/07	10.02
10.3	†	Framework Agreement on the Sale and Purchase of Solar Modules dated April 11, 2006, between First Solar GmbH and Conergy AG.	S-1/A	333-135574	11/8/06	10.2
10.4	†	Amendment to the Framework Agreement dated April 11, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Conergy AG.	10-K	001-33156	3/16/07	10.04
10.5	†	Framework Agreement on the Sale and Purchase of Solar Modules dated April 5, 2006, between First Solar GmbH and Gehrlicher Umweltschonende Energiesysteme GmbH.	S-1/A	333-135574	11/8/06	10.3
10.6	†	Amendment to the Framework Agreement dated April 5, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Gehrlicher Umweltschonende Energiesysteme GmbH.	10-K	001-33156	3/16/07	10.06
10.7	†	Framework Agreement on the Sale and Purchase of Solar Modules dated April 9, 2006, among First Solar GmbH, Juwi Holding AG, JuWi Handels Verwaltungs GmbH & Co. KG and juwi solar GmbH.	S-1/A	333-135574	11/8/06	10.4
10.8	†	Amendment to the Framework Agreement dated April 9, 2006 on the Sale and Purchase of Solar Modules among First Solar GmbH, Juwi Holding AG, JuWi Handels Verwaltungs GmbH & Co. KG and juwi solar GmbH.	10-K	001-33156	3/16/07	10.08
10.9	†	Framework Agreement on the Sale and Purchase of Solar Modules dated March 30, 2006, between First Solar GmbH and Phönix Sonnenstrom AG.	S-1/A	333-135574	11/8/06	10.5
10.10	†	Amendment to the Framework Agreement dated March 30, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Phönix Sonnenstrom AG.	10-K	001-33156	3/16/07	10.10
10.11	†	Framework Agreement on the Sale and Purchase of Solar Modules dated April 7, 2006, between First Solar GmbH and Colexon Energy AG.	S-1/A	333-135574	11/8/06	10.6
10.12	†	Amendment to the Framework Agreement dated April 7, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Colexon Energy AG.	10-K	001-33156	3/16/07	10.12
10.13		Guarantee Agreement between Michael J. Ahearn and IKB Deutsche Industriebank AG.	S-1/A	333-135574	9/18/06	10.7
10.14		Grant Decision dated July 26, 2006, between First Solar Manufacturing GmbH and InvestitionsBank des Landes Brandenburg.	S-1/A	333-135574	10/10/06	10.9
10.15		2003 Unit Option Plan.	S-1/A	333-135574	9/18/06	4.14
10.16		Form of 2003 Unit Option Plan Agreement.	S-1/A	333-135574	9/18/06	4.15
10.17		Amended and Restated 2006 Omnibus Incentive Compensation Plan.	10-Q	001-33156	5/1/09	10.2
10.18		Form of Change in Control Severance Agreement.	S-1/A	333-135574	10/25/06	10.15
10.19		Guaranty dated February 5, 2003.	S-1/A	333-135574	10/25/06	10.16
10.20		Form of Director and Officer Indemnification Agreement.	S-1/A	333-135574	10/25/06	10.17
10.21		Amended and Restated Employment Agreement and Amended and Restated Change in Control Agreement dated November 3, 2008, between First Solar, Inc. and Michael J. Ahearn.	10-Q	001-33156	10/31/08	10.01
10.22		Amended and Restated Employment Agreement and Amended and Restated Change in Control Agreement dated November 3, 2008, between First Solar, Inc. and John Carrington.	10-Q	001-33156	10/31/08	10.02
10.23		Amended and Restated Employment Agreement and Amended and Restated Change in Control Agreement dated November 11, 2008, between First Solar, Inc. and Bruce Sohn.	10-K	001-33156	2/25/09	10.33
10.24		Amended and Restated Employment Agreement and Amended and Restated Change in Control Agreement dated December 29, 2008, between First Solar, Inc. and John T. Gaffney.	10-K	001-33156	2/25/09	10.34
10.25		Amended and Restated Employment Agreement and Amended and Restated Change in Control Agreement dated December 30, 2008 between First Solar, Inc. and Jens Meyerhoff.	10-K	001-33156	2/25/09	10.35
10.26		Employment Agreement and Change in Control Severance Agreement, each dated February 20, 2009, between First Solar, Inc. and Mary Elizabeth Gustafsson.	10-K	001-33156	2/25/09	10.36
10.27		Employment Agreement and Change in Control Severance Agreement, each dated as of September 9, 2009, between First Solar, Inc. and Robert J. Gillette	8-K	001-33156	9/10/09	10.1
10.28		Amended and Restated Employment Agreement and Amended and Restated Change in Control Severance Agreement, each dated as of December 1, 2008, between First Solar, Inc. and David Eaglesham	—	—	—	—	X
10.29		Amended and Restated Employment Agreement dated as of December 1, 2008, between First, Solar Inc. and James Zhu	—	—	—	—	X
10.30		Amended and Restated Employment Agreement and Amended and Restated Change in Control Severance Agreement, each dated as of December 15, 2008, between First Solar Inc. and Carol Campbell	—	—	—	—	X
10.31		Employment Agreement and Change in Control Severance Agreement, each dated December 14, 2009, between First Solar, Inc. and T.L. Kallenbach	—	—	—	—	X
10.32		Amendment to Employment Agreement, effective as of July 28, 2009, between First Solar, Inc. and Bruce Sohn	—	—	—	—	X
10.33		Amendment to Employment Agreement, effective as of July 28, 2009, between First Solar, Inc. and Jens Meyerhoff	—	—	—	—	X
10.34		Amendment to Employment Agreement, effective as of July 28, 2009, between First Solar, Inc. and John Carrington	—	—	—	—	X
10.35		Amendment to Employment Agreement, effective as of July 28, 2009, between First Solar, Inc. and Mary Elizabeth Gustafsson	—	—	—	—	X
10.36		Amendment to Employment Agreement, effective as of July 28, 2009, between First Solar, Inc. and Carol Campbell	—	—	—	—	X
10.37		Amendment to Employment Agreement, effective as of November 2, 2009, between First Solar, Inc. and David Eaglesham	—	—	—	—	X
10.38		Amendment to Employment Agreement, effective as of November 2, 2009, between First Solar, Inc. and Carol Campbell	—	—	—	—	X
10.39		Amendment to Employment Agreement, effective as of November 2, 2009, between First Solar, Inc. and James Zhu	—	—	—	—	X
10.40		Amendment to Employment Agreement, effective as of November 16, 2009, between First Solar, Inc. and Mary Elizabeth Gustafsson	—	—	—	—	X
10.41		Amendment to Employment Agreement, effective as of October 1, 2009, between First Solar, Inc. and Michael J. Ahearn	—	—	—	—	X
10.42		Agreement and Plan of Merger dated as of March 2, 2009 by and among First Solar Inc., First Solar Acquisition Corp., OptiSolar Inc. and OptiSolar Holdings LLC	10-Q	001-33156	5/1/09	10.1
14.1		Code of Ethics	10-K	001-33156	3/16/07	14
21.1		List of Subsidiaries of First Solar, Inc.	—	—	—	—	X
23.1		Consent of Independent Registered Public Accounting Firm.	—	—	—	—	X
31.01		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended	—	—	—	—	X
31.02		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended	—	—	—	—	X
32.01	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	—	—	—	—	X
101.INS		XBRL Instance Document	—	—	—	—	X
101.SCH		XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101. DEF		XBRL Definition Linkbase Document	—	—	—	—	X
101. CAL		XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.LAB		XBRL Taxonomy Label Linkbase Document	—	—	—	—	X
101.PRE		XBLR Taxonomy Extension Presentation Document	—	—	—	—	X

†	Confidential treatment has been requested and granted for portions of this exhibit.

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