Form 10-Q
period 2010-03-27
FIRST SOLAR, INC.
filed 2010-04-29
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

or

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

As of April 23, 2010 there were 85,291,195 shares of the registrant’s common stock, par value $0.001, outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2010

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 27, 2010	March 28, 2009
Net sales	$567,961	$418,208
Cost of sales	285,925	182,924
Gross profit	282,036	235,284
Operating expenses:
Research and development	22,888	11,704
Selling, general and administrative	66,864	49,315
Production start-up	1,143	6,209
Total operating expenses	90,895	67,228
Operating income	191,141	168,056
Foreign currency (loss) gain	(696)	1,834
Interest income	5,648	2,103
Interest expense, net	—	(935)
Other expense, net	(734)	(1,326)
Income before income taxes	195,359	169,732
Income tax expense	23,014	5,137
Net income	$172,345	$164,595
Net income per share:
Basic	$2.04	$2.01
Diluted	$2.00	$1.99
Weighted-average number of shares used in per share calculations:
Basic	84,505	81,685
Diluted	86,092	82,612

See accompanying notes to these condensed consolidated financial statements.

Page | 1

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 27, 2010	December 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$420,886	$664,499
Marketable securities	293,288	120,236
Accounts receivable trade, net	269,222	226,826
Accounts receivable, unbilled	25,898	58
Inventories	172,119	152,821
Project assets	109	1,081
Deferred tax asset, net	22,487	21,679
Prepaid expenses and other current assets	200,524	164,071
Total current assets	1,404,533	1,351,271
Property, plant and equipment, net	1,030,219	988,782
Project assets	131,919	131,415
Deferred tax asset, net	150,031	130,515
Marketable securities	305,802	329,608
Restricted cash and investments	77,343	36,494
Investment in related party	25,000	25,000
Goodwill	286,515	286,515
Inventories	26,945	21,695
Other assets	35,207	48,217
Total assets	$3,473,514	$3,349,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,029	$75,744
Income tax payable	15,729	8,740
Accrued expenses	141,470	186,682
Current portion of long-term debt	26,355	28,559
Other current liabilities	62,891	95,202
Total current liabilities	322,474	394,927
Accrued solar module collection and recycling liability	97,836	92,799
Long-term debt	136,129	146,399
Other liabilities	70,220	62,600
Total liabilities	626,659	696,725
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 85,279,882 and 85,208,199 shares issued and outstanding at March 27, 2010 and December 26, 2009, respectively	85	85
Additional paid-in capital	1,674,507	1,658,091
Contingent consideration	2,844	2,844
Accumulated earnings	1,173,708	1,001,363
Accumulated other comprehensive loss	(4,289)	(9,596)
Total stockholders’ equity	2,846,855	2,652,787
Total liabilities and stockholders’ equity	$3,473,514	$3,349,512

See accompanying notes to these condensed consolidated financial statements.

Page | 2

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 27, 2010	March 28, 2009
Cash flows from operating activities:
Cash received from customers	$447,878	$325,712
Cash paid to suppliers and associates	(404,696)	(259,726)
Interest received	9,359	2,885
Interest paid	(74)	(2,208)
Income taxes paid, net of refunds	(18,892)	658
Excess tax benefit from share-based compensation arrangements	(1,568)	(3,254)
Other operating activities	(734)	(326)
Net cash provided by operating activities	31,273	63,741
Cash flows from investing activities:
Purchases of property, plant and equipment	(105,976)	(86,404)
Purchases of marketable securities	(383,757)	(117,554)
Proceeds from maturities of marketable securities	33,756	7,000
Proceeds from sales of marketable securities	200,220	29,787
Investment in note receivable	—	(13,750)
Payments received on notes receivable	35,817	—
Increase in restricted investments	(43,443)	(313)
Other investing activities	1,019	—
Net cash used in investing activities	(262,364)	(181,234)
Cash flows from financing activities:
Proceeds from stock option exercises	1,107	1,440
Repayment of long-term debt	(714)	(3,858)
Proceeds from issuance of debt, net of issuance costs	—	45,267
Excess tax benefit from share-based compensation arrangements	1,568	3,254
Proceeds from economic development funding	—	615
Other financing activities	—	(1)
Net cash provided by financing activities	1,961	46,717
Effect of exchange rate changes on cash and cash equivalents	(14,483)	(20,510)
Net decrease in cash and cash equivalents	(243,613)	(91,286)
Cash and cash equivalents, beginning of the period	664,499	716,218
Cash and cash equivalents, end of the period	$420,886	$624,932
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$56,329	$35,480

See accompanying notes to these condensed consolidated financial statements.

Page | 3

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 27, 2010

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 27, 2010 are not necessarily indicative of the results that may be expected for the year ending December 25, 2010, or for any other period. The balance sheet at December 26, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 26, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We report our results of operations using a 52 or 53 week fiscal year, which ends on the Saturday on or before December 31. Our fiscal quarters end on the Saturday closest to the end of the applicable calendar quarter. Fiscal 2010 will end on December 25, 2010 and will consist of 52 weeks.

Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “First Solar” refer to First Solar, Inc. and its subsidiaries.

Note 2. Summary of Significant Accounting Policies

These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and notes thereto for the year ended December 26, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our significant accounting policies reflect the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic (ASC) 605, Revenue Recognition – Multiple Deliverable Revenue Arrangements, in the first quarter of 2010.

Note 3. Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Codification Update (ASU) 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements. ASU 2009-13 revises certain accounting for revenue arrangements with multiple deliverables. In particular when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, ASU 2009-13 allows use of a best estimate of the selling price to allocate the arrangement consideration among them. ASU 2009-13 is effective for the first quarter of 2011, with early adoption permitted. We elected to early adopt ASU 2009-13 at the beginning of the first quarter of fiscal 2010. The adoption of ASU 2009-13 did not have a material impact on our financial position, results of operations, or cash flows.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) - Certain Revenue Arrangements That Include Software Elements. This ASU changes the accounting model for revenue arrangements that involve a combination of tangible products and software. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue recognition guidance in ASC 985. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We elected to early adopt ASU 2009-14 at the beginning of the first quarter of fiscal 2010. The adoption of ASU 2009-14 did not have a material impact on our financial position, results of operations, or cash flows.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This ASU amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009. The adoption of ASU 2009-15 did not have a material impact on our financial position, results of operations, or cash flows.

Page | 4

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. This ASU amends the accounting for transfers of financials assets and requires disclosure of more information about transfers of financial assets, including securitizations, and about where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, with early adoption not permitted. The adoption of ASU 2009-16 did not have a material impact on our financial position, results of operations, or cash flows.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of ASU 2009-17 did not have a material impact on our financial position, results of operations, or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers, and to present separately information about purchases, sales, issuances, and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption of ASU 2010-06 did not have a material impact on our financial position, results of operations, or cash flows.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. This ASU contains certain updates to standards for provisions that were outdated, contained inconsistencies, or needed clarification. The ASU contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after the date this ASU was issued. The adoption of ASU 2010-08 did not have a material impact on our financial position, results of operations, or cash flows.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements. This ASU removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. All the amendments in ASU 2010-09 were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have a material impact on our financial position, results of operations, or cash flows.

In February 2010, the FASB issued ASU 2010-10, Consolidation (Topic 810) – Amendments for Certain Investments Funds. This ASU amends certain provisions of ASC 810 pertaining to investments in variable interest entities to defer the effective date of ASU 2009-17 for certain investment entities and changes how decision makers and service providers determine whether their fees are variable interests. The amendments in ASU 2010-10 are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of ASU 2010-10 did not have a material impact on our financial position, results of operations, or cash flows.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives. This ASU removes a scope exception, and an entity that has a beneficial interest in securitized financial assets that includes a credit derivative feature must evaluate that feature for bifurcation from the host financial asset in accordance with the guidance at ASC 815. ASU 2010-11 is effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of an entity’s first fiscal quarter beginning after March 5, 2010. We do not expect that the adoption of ASU 2010-11 will have a material impact on our financial position, results of operations, or cash flows.

Page | 5

Note 4. Acquisitions

OptiSolar

On April 3, 2009, we completed the acquisition of the solar power project development business (the Project Business) of OptiSolar Inc. (OptiSolar). Pursuant to an Agreement and Plan of Merger (the Merger Agreement) dated March 2, 2009, by and among First Solar, Inc., First Solar Acquisition Corp. (Merger Sub), OptiSolar and OptiSolar Holdings LLC (OptiSolar Holdings), Merger Sub merged with and into OptiSolar, with OptiSolar surviving as a wholly-owned subsidiary of First Solar, Inc. (the Merger). Pursuant to the Merger, all the outstanding shares of common stock of OptiSolar held by OptiSolar Holdings were exchanged for 2,972,420 shares of First Solar common stock, par value $0.001 per share (the Merger Shares), of which 732,789 shares were issued and deposited with an escrow agent to support certain indemnification obligations of OptiSolar Holdings. Also, 355,096 shares were holdback shares as further described below under “Contingent Consideration” (the “Holdback Shares”). As of March 27, 2010, 2,951,256 Merger Shares had been issued. The period during which claims for indemnification from the escrow fund may be initiated began on April 3, 2009 and will end on April 3, 2011.

Purchase Price Consideration

The total consideration for this acquisition, based on the closing price of our common stock on April 3, 2009 of $134.38 per share, was $399.4 million.

Contingent Consideration

Pursuant to the Merger Agreement, of the 2,972,420 Merger Shares, as of April 3, 2009, 355,096 shares were Holdback Shares that were issuable to OptiSolar Holdings upon satisfaction of conditions relating to certain then-existing liabilities of OptiSolar. As of March 27, 2010, 333,932 Holdback Shares had been issued to OptiSolar Holdings. The estimated fair value of the 21,164 Holdback Shares remaining to be issued at March 27, 2010 was $2.8 million and has been classified separately within stockholders’ equity on our balance sheet. Subsequent to March 27, 2010, we issued 9,205 additional Holdback Shares to OptiSolar Holdings.

         Goodwill

We recorded the excess of the acquisition date fair value of consideration transferred over the estimated fair value of the net tangible assets and intangible assets acquired as goodwill. Subsequent to the acquisition of OptiSolar, we adjusted goodwill downward during 2009 by $8.5 million as additional information relating to acquired deferred tax assets became available. We have allocated $251.3 million and $1.4 million of this goodwill to our components reporting segment and our systems segment (reported under “Other” in our disclosure of segment operating results at Note 20. “Segment Reporting”), respectively. This goodwill is not deductible for tax purposes.

Acquired project assets

Management engaged a third-party valuation firm to assist in the determination of the fair value of the acquired project development business. In our determination of the fair value of the project assets acquired, we considered among other factors, three generally accepted valuation approaches: the income approach, market approach, and cost approach. We selected the approaches that are most indicative of fair value of the assets acquired. We used the income approach to calculate the fair value of the acquired project assets based on estimates and assumptions of future performance of these project assets provided by OptiSolar’s and our management. We used the market approach to determine the fair value of the land acquired with those assets.

Page | 6

Note 5. Goodwill and Intangible Assets

Goodwill

On November 30, 2007, we acquired 100% of the outstanding membership interests of Turner Renewable Energy, LLC. Under the purchase method of accounting, we allocated $33.4 million to goodwill through December 29, 2007, which represents the excess of the purchase price over the fair value of the identifiable net tangible and intangible assets of Turner Renewable Energy, LLC. All of this goodwill was allocated to our systems segment (reported under “Other” in our disclosure of segment operating results at Note 20. “Segment Reporting”). At March 27, 2010 and December 26, 2009, the carrying amount of this goodwill was $33.8 million.

On April 3, 2009, we acquired the solar power project development business of OptiSolar. Under the acquisition method of accounting, we allocated $261.1 million to goodwill (excluding subsequent adjustments of $8.5 million), which primarily represents the synergies and economies of scale expected from acquiring OptiSolar’s project pipeline and using our solar modules in the acquired projects.

During 2009, we adjusted goodwill downward by $8.5 million as additional information relating to acquired deferred tax assets became available. We have allocated $251.3 million and $1.4 million of this goodwill to our components reporting segment and systems segment (reported under “Other” in our disclosure of segment operating results at Note 20. “Segment Reporting”), respectively. At March 27, 2010 and December 26, 2009, the carrying amount of this goodwill was $252.7 million. See Note 4. “Acquisitions,” to our condensed consolidated financial statements for additional information about this acquisition.

The changes in the carrying amount of goodwill for the three months ended March 27, 2010 were as follows (in thousands):

	Components	Systems	Consolidated
Ending balance, December 26, 2009	$251,275	$35,240	$286,515
Adjustments	—	—	—
Ending balance, March 27, 2010	$251,275	$35,240	$286,515

ASC 350, Intangibles – Goodwill and Other, requires us to test goodwill for impairment at least annually, or sooner, if facts or circumstances between scheduled annual tests indicate that it is more likely than not that the fair value of a reporting unit that has goodwill might be less than its carrying value. We performed our goodwill impairment test in the fourth fiscal quarter of the year ended December 26, 2009 and determined that the fair value of our goodwill substantially exceeded the carrying value. Therefore we concluded that our goodwill was not impaired. We have also concluded that there have been no changes in facts and circumstances since the date of that test that would trigger an interim goodwill impairment test.

Project Assets

In connection with the acquisition of the solar power project development business of OptiSolar, we measured at fair value certain acquired project assets based on the varying development stages of each project asset on the acquisition date. Once we enter into a definitive sales agreement, we reclassify these costs to deferred project costs on our balance sheet. We expense these project assets to cost of sales as each respective project asset or solar power system is sold to a customer, constructed for a customer (matching the underlying revenue recognition method), or if we determine that the project is commercially not viable. See also Note 8. “Consolidated Balance Sheet Details,” to our condensed consolidated financial statements about balances for project assets.

Page | 7

Note 6. Cash and Investments

Cash, cash equivalents, and marketable securities consisted of the following at March 27, 2010 and December 26, 2009 (in thousands):

	March 27, 2010	December 26, 2009
Cash and cash equivalents:
Cash	$247,364	$269,068
Cash equivalents:
Money market mutual fund	173,522	395,431
Total cash and cash equivalents	420,886	664,499
Marketable securities:
Asset-backed securities	3,278	5,544
Certificates of deposit	10,704	—
Commercial paper	9,088	—
Corporate debt securities	192,428	115,248
Federal agency debt	73,166	78,911
Foreign agency debt	224,410	168,963
Foreign government obligations	14,728	10,128
Supranational debt	67,272	71,050
U.S. government obligations	4,016	—
Total marketable securities	599,090	449,844
Total cash, cash equivalents, and marketable securities	$1,019,976	$1,114,343

We have classified our marketable securities as “available-for-sale.” Accordingly, we record them at fair value and account for net unrealized gains and losses as part of accumulated other comprehensive income. We report realized gains and losses on the sale of our marketable securities in earnings, computed using the specific identification method. During the three months ended March 27, 2010, we realized $0.3 million in gains and $0.1 million in losses on our marketable securities. During the three months ended March 28, 2009, we realized an immaterial amount in gains and did not realize any losses on our marketable securities. See Note 10. “Fair Value Measurement,” to our condensed consolidated financial statements for information about the fair value measurement of our marketable securities.

All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider a marketable debt security to be impaired when its fair value is less than its carrying cost, in which case we would further review the investment to determine whether it is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, our intent to sell, and whether it is more likely than not we will be required to sell the investment before we have recovered its cost basis. If an investment is other-than-temporarily impaired, we write it down through earnings to its impaired value and establish that as a new cost basis for the investment. We did not identify any of our marketable securities as other-than-temporarily impaired at March 27, 2010 and December 26, 2009.

Page | 8

The following table summarizes the unrealized gains and losses related to our investments in marketable securities designated as available-for-sale, by major security type as of March 27, 2010 and December 26, 2009 (in thousands):

	As of March 27, 2010
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$3,261	$21	$4	$3,278
Certificates of deposit	10,704	—	—	10,704
Commercial paper	9,088	—	—	9,088
Corporate debt securities	191,592	969	133	192,428
Federal agency debt	73,117	57	8	73,166
Foreign agency debt	223,637	829	56	224,410
Foreign government obligations	14,638	90	—	14,728
Supranational debt	66,587	685	—	67,272
U.S. government obligations	4,020	—	4	4,016
Total	$596,644	$2,651	$205	$599,090

	As of December 26, 2009
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$5,528	$19	$3	$5,544
Corporate debt securities	114,912	475	139	115,248
Federal agency debt	78,803	108	—	78,911
Foreign agency debt	168,541	588	166	168,963
Foreign government obligations	10,057	71	—	10,128
Supranational debt	70,807	269	26	71,050
Total	$448,648	$1,530	$334	$449,844

Contractual maturities of our available-for-sale marketable securities as of March 27, 2010 and December 26, 2009 were as follows (in thousands):

	As of March 27, 2010
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$292,410	$946	$68	$293,288
One year to two years	263,044	1,382	137	264,289
Two years to three years	41,190	323	—	41,513
Total	$596,644	$2,651	$205	$599,090

Page | 9

	As of December 26, 2009
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$119,911	$327	$2	$120,236
One year to two years	269,488	963	185	270,266
Two years to three years	59,249	240	147	59,342
Total	$448,648	$1,530	$334	$449,844

The net unrealized gain of $2.4 million and $1.2 million as of March 27, 2010 and December 26, 2009, respectively, on our available-for-sale marketable securities was primarily the result of changes in interest rates. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better and limits the security types, issuer concentration, and duration of the investments.

The following table shows gross unrealized losses and estimated fair values for those investments that were in an unrealized loss position as of March 27, 2010 and December 26, 2009, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 27, 2010
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Asset-backed securities	$1,466	$4	$—	$—	$1,466	$4
Corporate debt securities	72,024	133	—	—	72,024	133
Federal agency debt	15,289	8	—	—	15,289	8
Foreign agency debt	61,582	56	—	—	61,582	56
U.S. government obligations	4,016	4	—	—	4,016	4
Total	$154,377	$205	$—	$—	$154,377	$205

	As of December 26, 2009
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Asset-backed securities	$2,868	$3	$—	$—	$2,868	$3
Corporate debt securities	32,303	139	—	—	32,303	139
Foreign agency debt	45,329	166	—	—	45,329	166
Supranational debt	7,201	26	—	—	7,201	26
Total	$87,701	$334	$—	$—	$87,701	$334

Page | 10

Note 7. Restricted Cash and Investments

Restricted cash and investments consisted of the following at March 27, 2010 and December 26, 2009 (in thousands):

	March 27, 2010	December 26, 2009
Restricted cash	$21	$27
Restricted investments	77,322	36,467
Total restricted cash and investments — noncurrent	$77,343	$36,494

At March 27, 2010 and December 26, 2009, our restricted investments consisted of long-term marketable securities that we hold through a custodial account to fund future costs of our solar module collection and recycling program.

We pre-fund our estimated solar module collection and recycling costs at the time of module sale through a custodial account with a large bank as the investment advisor in the name of a trust, for which First Solar Inc., First Solar Malaysia Sdn. Bhd., and First Solar Manufacturing GmbH are grantors. We fund this custodial account within 60 days of the beginning of a fiscal year for the prior year module sales, assuming for this purpose a minimum service life of 25 years for our solar modules.

The following table summarizes unrealized gains and losses related to our restricted investments in marketable securities designated as available-for-sale by major security type as of March 27, 2010 and December 26, 2009 (in thousands):

	As of March 27, 2010
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$71,060	$2,092	$940	$72,212
U.S. government obligations	5,312	—	202	5,110
Total	$76,372	$2,092	$1,142	$77,322

	As of December 26, 2009
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$34,403	$1,308	$—	$35,711
U.S. government obligations	783	—	27	756
Total	$35,186	$1,308	$27	$36,467

         As of March 27, 2010 and December 26, 2009, the contractual maturities of these available-for-sale marketable securities were between 18 and 26 years.

Page | 11

Note 8. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade consisted of the following at March 27, 2010 and December 26, 2009 (in thousands):

	March 27, 2010	December 26, 2009
Accounts receivable trade, gross	$269,222	$227,816
Allowance for doubtful account	—	(990)
Accounts receivable trade, net	$269,222	$226,826

The increase in accounts receivable trade during the three months ended March 27, 2010 was mainly due to higher shipment volumes and the timing of shipments to customers during the quarter.

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

We account for these rebates as a reduction to the selling price of our solar modules and, therefore, as a reduction in revenue at the time of sale. No rebates granted under this program can be claimed as cash; instead, rebates may only be applied to reduce outstanding accounts receivable balances. During the three months ended March 27, 2010, we extended rebates to customers in the amount of €20.0 million ($27.8 million at the average exchange rate of $1.39/€1.00). At March 27, 2010, we had €31.8 million ($42.6 million at the balance sheet close rate on March 27, 2010 of $1.34/€1.00) of rebate claims accrued, which reduced our accounts receivable accordingly.

In June 2009, we provided an allowance for doubtful accounts receivable in the amount of $7.0 million due to uncertainty about the collectability of the outstanding accounts receivable from a specific customer. As of December 26, 2009, we had collected $6.0 million of the overdue accounts receivable from this specific customer and reduced our allowance for the doubtful account accordingly. During the three months ended March 27, 2010, we collected the remaining $1.0 million.

Accounts receivable, unbilled

We recognize revenue from long-term contracts for the construction and sale of project assets and solar power systems over the contractual period under applicable accounting methods. Under the percentage-of-completion method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. We recognize revenues that will not be billed under the terms of the contracts until a later date in “accounts receivable, unbilled.” Once we meet the billing criteria under a contract, we bill our customer accordingly and reclassify the “accounts receivable, unbilled” to “accounts receivable trade, net.” Accounts receivable, unbilled were $25.9 million and $0.1 million at March 27, 2010 and December 26, 2009, respectively.

Inventories

Inventories consisted of the following at March 27, 2010 and December 26, 2009 (in thousands):

	March 27, 2010	December 26, 2009
Raw materials	$128,395	$122,282
Work in process	5,282	6,248
Finished goods	65,387	45,986
Total inventories	$199,064	$174,516
Inventory — current	$172,119	$152,821
Inventory — noncurrent (1)	$26,945	$21,695

(1)	Raw materials not used within our normal operating cycle are classified as inventory -noncurrent.

Page | 12

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at March 27, 2010 and December 26, 2009 (in thousands):

	March 27, 2010	December 26, 2009
Prepaid expenses	$31,852	$33,095
Deferred project costs	66,320	36,670
Notes receivable (See Note 12. “Notes Receivable”)	25,695	50,531
Derivative instruments	24,552	7,909
Other current assets	52,105	35,866
Total prepaid expenses and other current assets	$200,524	$164,071

Project Assets – Current and Noncurrent

Project assets – current and noncurrent consisted of the following at March 27, 2010 and December 26, 2009 (in thousands):

	March 27, 2010	December 26, 2009
Project assets acquired through OptiSolar	$71,037	$71,037
Project assets — land	16,524	1,452
Project assets — other	44,467	60,007
Total project assets	$132,028	$132,496
Total project assets — current	$109	$1,081
Total project assets — noncurrent	$131,919	$131,415

Project assets consist primarily of costs relating to solar power projects in various stages of development that we capitalize prior to the sale of the solar power project to a third party for further project development or signing of a project construction contract. These costs include costs for land and costs for developing and constructing a solar power plant. Development costs can include legal, consulting, permitting costs, as well as other development costs. Once we enter into a definitive sales agreement, we reclassify these costs to deferred project costs on our balance sheet until we are able to recognize the sale of the project assets as revenue. Project assets acquired in connection with the acquisition of OptiSolar were measured at fair value on the acquisition date. Subsequent to the acquisition of OptiSolar, we incurred additional costs to further develop these projects.

We expense project assets/deferred project costs to cost of sales as each respective project asset or solar power system is sold to a customer, constructed for a customer (matching the underlying revenue recognition method), or if we determine that the project is commercially not viable. See also Note 5. “Goodwill and Intangible Assets,” to our condensed consolidated financial statements for further information.

Page | 13

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at March 27, 2010 and December 26, 2009 (in thousands):

	March 27, 2010	December 26, 2009
Buildings and improvements	$239,142	$239,088
Machinery and equipment	800,873	813,281
Office equipment and furniture	41,307	38,845
Leasehold improvements	19,173	15,870
Depreciable property, plant and equipment, gross	1,100,495	1,107,084
Accumulated depreciation	(254,716)	(225,790)
Depreciable property, plant and equipment, net	845,779	881,294
Land	4,856	4,995
Construction in progress	179,584	102,493
Property, plant and equipment, net	$1,030,219	$988,782

During the three months ended March 27, 2010 we were granted a $16.3 million tax credit under the Advanced Energy Tax Credit program enacted by the American Reinvestment and Recovery Act of 2009 in relation to the expansion of our Perrysburg, Ohio manufacturing facility. As a result, we reduced the acquisition cost for the expansion of this facility accordingly. Depreciation of property, plant, and equipment was $36.6 million and $25.8 million for the three months ended March 27, 2010 and March 28, 2009, respectively.

Capitalized Interest

         We capitalized interest costs incurred into our property, plant, and equipment or our project assets/deferred project costs as follows during the three months ended March 27, 2010 and March 28, 2009 (in thousands):

	Three Months Ended
	March 27, 2010	March 28, 2009
Interest cost incurred	$2,275	$2,414
Interest cost capitalized – property, plant, and equipment	(418)	(1,479)
Interest cost capitalized – project assets and deferred project costs	(1,857)	—
Interest expense, net	$—	$935

Accrued expenses

Accrued expenses consisted of the following at March 27, 2010 and December 26, 2009 (in thousands):

	March 27, 2010	December 26, 2009
Accrued compensation and benefits	$22,504	$53,856
Accrued property, plant, and equipment	31,318	35,811
Accrued inventory	18,703	27,542
Product warranty liability - current	8,461	8,216
Other accrued expenses	60,484	61,257
Total accrued expenses	$141,470	$186,682

Page | 14

Other current liabilities

Other current liabilities consisted of the following at March 27, 2010 and December 26, 2009 (in thousands):

	March 27, 2010	December 26, 2009
Deferred revenue (1)	$17,344	$31,127
Derivative instruments	5,194	30,781
Other current liabilities	40,353	33,294
Total other current liabilities	$62,891	$95,202

(1)	Deferred revenue will be recognized once all revenue recognition criteria have been met.

Note 9. Derivative Financial Instruments

As a global company, we are exposed in the normal course of business to interest rate and foreign currency risks that could affect our net assets, financial position, results of operations, and cash flows. We use derivative instruments to hedge against certain risks, such as these, and we only hold derivative instruments for hedging purposes, not for speculative or trading purposes. Our use of derivative instruments is subject to strict internal controls based on centrally defined, performed, and controlled policies and procedures.

Depending on the terms of the specific derivative instruments and market conditions, some of our derivative instruments may be assets and others liabilities at any particular point in time. As required by ASC 815, Derivatives and Hedging, we report all of our derivative instruments that are within the scope of that accounting standard at fair value on our balance sheet. Depending on the substance of the hedging purpose for our derivative instruments, we account for changes in the fair value of some of them using cash-flow-hedge accounting pursuant to ASC 815 and of others by recording the changes in fair value directly to current earnings (so-called “economic hedges”). These accounting approaches and the various classes of risk that we are exposed to in our business and the risk management systems using derivative instruments that we apply to these risks are described below. See Note 10. “Fair Value Measurement,” to our condensed consolidated financial statements for information about the techniques we use to measure the fair value of our derivative instruments.

The following table presents the fair values of derivative instruments included in our consolidated balance sheet as of March 27, 2010 and December 26, 2009 (in thousands):

	March 27, 2010
	Other Assets - Current	Other Assets - Noncurrent	Other Liabilities - Current	Other Liabilities - Noncurrent
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$21,127	$794	$964	$—
Interest rate swap contracts	—	—	252	1,286
Total derivatives designated as hedging instruments	21,127	794	1,216	1,286

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	3,425	—	3,978	—
Total derivatives not designated as hedging instruments	3,425	—	3,978	—

Total derivative instruments	$24,552	$794	$5,194	$1,286

Page | 15

	December 26, 2009
	Other Assets - Current	Other Assets - Noncurrent	Other Liabilities - Current	Other Liabilities - Noncurrent
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$3,781	$—	$19,723	$—
Interest rate swap contracts	—	—	178	905
Total derivatives designated as hedging instruments	3,781	—	19,901	905

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	4,128	—	10,880	—
Total derivatives not designated as hedging instruments	4,128	—	10,880	—

Total derivative instruments	$7,909	$—	$30,781	$905

The following tables present the amounts related to derivative instruments affecting our consolidated statement of operations for the three months ended March 27, 2010 and March 28, 2009 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivative Type	Three Months Ended March 27, 2010	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended March 27, 2010
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$36,899	Net sales	$1,295
Interest rate swaps	(455)	Interest income (expense)	(319)
Total derivatives designated as cash flow hedges	$36,444		$976

	Amount of Gain (Loss) on Derivatives Recognized in Income
Derivative Type	Three Months Ended March 27, 2010	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$1,295	Net sales
Interest rate swaps	$(319)	Interest income (expense)

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$(5,563)	Other income (expense)
Foreign exchange forward contracts	$(4,514)	Cost of sales
Foreign exchange forward contracts	$(340)	Revenue

Page | 16

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivative Type	Three Months Ended March 28, 2009	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended March 28, 2009
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$23,876	Net sales	$22,190
Interest rate swaps	(777)	Interest income (expense)	(134)
Total derivatives designated as cash flow hedges	$23,099		$22,056

	Amount of Gain (Loss) on Derivatives recognized in Income
Derivative Type	Three Months Ended March 28, 2009	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$22,190	Net sales
Interest rate swaps	$(134)	Interest income (expense)

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$(4,889)	Other income (expense)
Foreign exchange forward contracts	$(1,455)	Cost of sales

Credit default swaps	$(1,000)	Other income (expense)

Interest Rate Risk

We use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use such swap agreements for speculative or trading purposes. On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian credit facility, which became effective on September 30, 2009 with a notional value of €57.3 million ($76.8 million at the balance sheet close rate on March 27, 2010 of $1.34/€1.00) and pursuant to which we are entitled to receive a six-month floating interest rate, the Euro Interbank Offered Rate (Euribor), and required to pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. This derivative instrument qualifies for accounting as a cash flow hedge in accordance with FASB ASC 815 and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at March 27, 2010.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of the components of our business to have material future cash flows, including revenues and expenses that will be denominated in currencies other than the component’s functional currency. Our primary cash flow exposures are customer collections and vendor payments. Changes in the exchange rates between our components’ functional currencies and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge the value of a portion of these forecasted cash flows. As of March 27, 2010, these foreign exchange contracts hedge our forecasted future cash flows for up to 18 months. These foreign exchange contracts qualified for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of the derivative’s gain or loss in “Accumulated other comprehensive income (loss)” and subsequently reclassify amounts into earnings when the hedged transaction is settled. We determined that these derivative financial instruments were highly effective as cash flow hedges at March 27, 2010. In addition, during the three months ended March 27, 2010, we did not discontinue any cash flow hedges because it was probable that a forecasted transaction would not occur.

Page | 17

During the three months ended March 27, 2010, we purchased foreign exchange forward contracts to hedge the exchange risk on forecasted cash flows denominated in euro. As of March 27, 2010, the unrealized gain on these contracts was $21.0 million and the total notional value of the contracts was €315.0 million ($422.1 million at the balance sheet close rate on March 27, 2010 of $1.34/€1.00). The weighted average forward exchange rate for these contracts was $1.40/€1.00 at March 27, 2010.

In the following 12 months, we expect to reclassify to earnings $20.2 million of net unrealized gains related to these forward contracts that are included in accumulated other comprehensive loss at March 27, 2010 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rate when we realize the related forecasted transaction. During the three months ended March 27, 2010, we realized a gain of $1.0 million related to our cash flow hedges.

Transaction Exposure

Many components of our business have assets and liabilities (primarily receivables, investments, accounts payable, debt, solar module collection and recycling liabilities, and inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. Changes in the exchange rates between our components’ functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in our reported consolidated financial position, results of operations, and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to hedge assets and liabilities against the short-term effects of currency exchange rate fluctuations. The gains and losses on the foreign exchange forward contracts will offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency assets and liabilities.

During the three months ended March 27, 2010, we purchased foreign exchange forward contracts to hedge balance sheet exposures related to transactions with third parties. We recognize gains or losses from the fluctuation in foreign exchange rates and the valuation of these derivative contracts in cost of sales and foreign currency gain (loss) on our consolidated statements of operations, depending on where the gain or loss from the hedged item is classified on our consolidated statement of operations. As of March 27, 2010, the total unrealized loss on our foreign exchange forward contracts was $0.6 million. These contracts have maturities of less than two months.

As of March 27, 2010, the total notional value of our foreign exchange forward contracts was as follows (notional amounts and U.S. dollar equivalents in millions):

Transaction	Currency	Notional Amount	U.S. Equivalent	Balance sheet close rate on March 27, 2010
Purchase	Euro	€208.0	$278.7	$1.34/€1.00
Sell	Euro	€137.5	$184.3	$1.34/€1.00
Purchase	Malaysian ringgits	MYR 120.3	$36.1	$0.30/MYR1.00
Sell	Malaysian ringgits	MYR 44.0	$13.2	$0.30/MYR1.00
Purchase	Japanese yen	JPY 716.0	$7.2	$0.01/JPY1.00
Sell	Japanese yen	JPY 576.0	$5.8	$0.01/JPY1.00
Purchase	Canadian dollar	CAD 16.5	$16.0	$0.97/CAD1.00
Sell	Canadian dollar	CAD 19.0	$18.4	$0.97/CAD1.00

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, investments, trade accounts receivable, interest rate swap contracts, and foreign exchange forward contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place cash, cash equivalents, investments, interest rate swap contracts, and foreign exchange forward contracts with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions.

Page | 18

Note 10. Fair Value Measurement

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides financial statement disclosure requirements for fair value measurements. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) on the measurement date in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. ASC 820 specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

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

•
Level 3 — Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect our own assumptions about the assumptions that market participants would use to price an asset or liability.

When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. Following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring or on a one-time basis:

•
Cash equivalents. At March 27, 2010, our cash equivalents consisted of money market mutual funds. We value our cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities. At March 27, 2010, our marketable securities consisted of asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, federal and foreign agency debt, U.S. and foreign government obligations, and supranational debt. We value our marketable securities using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We also consider the effect of our counterparties’ credit standings in these fair value measurements.

•
Derivative assets and liabilities. At March 27, 2010, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and interest rate swap contracts involving benchmark interest rates. Since our derivative assets and liabilities are not traded on an exchange, we value them using valuation models. Interest rate yield curves and foreign exchange rates are the significant inputs into these valuation models. These inputs are observable in active markets over the terms of the instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our own credit standing and that of our counterparties in our valuations of our derivative assets and liabilities.

•
Solar module collection and recycling liability. We account for our obligation to collect and recycle the solar modules that we sell in a similar manner to the accounting for asset retirement obligations that is prescribed by ASC 410, Asset Retirement and Environmental Obligations. When we sell solar modules, we initially record our liability for collecting and recycling those particular solar modules at the fair value of this liability, and then in subsequent periods, we accrete this fair value to the estimated future cost of collecting and recycling the solar modules. Therefore, this is a one-time nonrecurring fair value measurement of the collection and recycling liability associated with each particular solar module sold.

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

Page | 19

At March 27, 2010 and December 26, 2009, information about inputs into the fair value measurements of our assets and liabilities that we make on a recurring basis was as follows (in thousands):

	As of March 27, 2010
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$173,522	$173,522	$—	$—
Marketable securities:
Asset backed securities	3,278	—	3,278	—
Certificates of deposit	10,704	—	10,704	—
Commercial paper	9,088	—	9,088	—
Corporate debt securities	192,428	—	192,428	—
Federal agency debt	73,166	—	73,166	—
Foreign agency debt	224,410	—	224,410	—
Foreign government obligations	14,728	—	14,728	—
Supranational debt	67,272	—	67,272	—
U.S. government obligations	4,016	—	4,016	—
Derivative assets	25,346	—	25,346	—
Total assets	$797,958	$173,522	$624,436	$—
Liabilities:
Derivative liabilities	$6,480	$—	$6,480	$—

	As of December 26, 2009
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$395,431	$395,431	$—	$—
Marketable securities:
Asset backed securities	5,544	—	5,544	—
Corporate debt securities	115,248	—	115,248	—
Federal agency debt	78,911	—	78,911	—
Foreign agency debt	168,963	—	168,963	—
Foreign government obligations	10,128	—	10,128	—
Supranational debt	71,050	—	71,050	—
Derivative assets	7,909	—	7,909	—
Total assets	$853,184	$395,431	$457,753	$—
Liabilities:
Derivative liabilities	$31,686	$—	$31,686	$—

Page | 20

 Fair Value of Financial Instruments

The carrying values and fair values of our financial instruments at March 27, 2010 and December 26, 2009 were as follows (in thousands):

	March 27, 2010		December 26, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities, current and noncurrent	$599,090	$599,090	$449,844	$449,844
Notes receivable — current	$25,695	$25,695	$50,531	$50,531
Foreign exchange forward contract assets	$25,346	$25,346	$7,909	$7,909
Restricted investments (excluding restricted cash)	$77,322	$77,322	$36,467	$36,467
Investment in related party	$25,000	$20,210	$25,000	$25,000
Notes receivable — noncurrent	$9,364	$9,401	$25,241	$25,332
Liabilities:
Long-term debt, including current maturities	$162,484	$168,530	$174,958	$178,900
Interest rate swaps	$1,538	$1,538	$1,083	$1,083
Foreign exchange forward contract liabilities	$4,942	$4,942	$30,603	$30,603

The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, restricted cash, accounts payable, income tax payable, and accrued expenses approximate their fair values due to their short maturities; therefore, we exclude them from the foregoing table above.

We performed an interim assessment of our investment in a related party at March 27, 2010. Based on the assessment, evidence suggested that the fair value of the investment was below its cost at March 27, 2010. We then evaluated the investment for other-than-temporary impairment and based on the most recent financial information and projections available, we concluded that the investment was not other-than-temporarily impaired at March 27, 2010.

We estimated the fair value of our long-term debt in accordance with ASC 820 using a discounted cash flows approach (an income approach), and we incorporated the credit risk of our counterparty for all asset fair value measurements and our credit risk for all liability fair value measurements.

Note 11. Related Party Transactions

During 2008, we entered into a long-term solar module supply agreement with a company based in the United States that supplies and installs solar power systems to commercial and residential customers and that also qualifies as a related party. During the three months ended March 27, 2010, we recognized $9.6 million in net sales to this related party. At March 27, 2010, we had accounts receivable from this related party of $6.7 million.

Note 12. Notes Receivable

On April 8, 2009 we entered into a credit facility agreement with a solar project entity of one of our customers for an available amount of €17.5 million ($23.5 million at the balance sheet close rate on March 27, 2010 of $1.34/€1.00) to provide financing for a photovoltaic power generation facility. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8% per annum and is due on December 31, 2026. As of March 27, 2010 and December 26, 2009, the balance on this credit facility was €7.0 million and €17.5 million, respectively ($9.4 million and $23.5 million at the balance sheet close rate on March 27, 2010 of $1.34/€1.00). The outstanding amount of this credit facility is included within “Other assets – noncurrent” on our consolidated balance sheets.

Page | 21

On April 21, 2009, we entered into a revolving VAT financing facility agreement for an available amount of €9.0 million ($12.1 million at the balance sheet close rate on March 27, 2010 of $1.34/€1.00) with the same solar project entity with which we entered into the credit facility agreement on April 8, 2009. The VAT facility agreement pre-finances the amounts of German value added tax (VAT) and any other tax obligations of similar nature during the construction phase of the photovoltaic power generation facility. Borrowings under this facility are short-term in nature, since the facility is repaid when VAT amounts are reimbursed by the government. The VAT facility agreement bears interest at the rate of Euribor plus 1.2% and matures on December 31, 2010. As of March 27, 2010, the facility was fully repaid and there was no balance outstanding. As of December 26, 2009, the balance on this financing agreement was €1.4 million ($1.9 million at the balance sheet close rate on March 27, 2010 of $1.34/€1.00). The outstanding amount of this financing agreement was included within “Prepaid expenses and other current assets” on our consolidated balance sheets during the year ended December 26, 2009.

In October 2009, we entered into a fixed rate note with a solar power project entity to finance construction and start-up costs of a photovoltaic facility in Germany. This note provides funding in the amount of €19.2 million ($25.7 million at the balance sheet close rate on March 27, 2010 of $1.34/€1.00). The fixed rate note is due on May 31, 2010 and bears interest at 7% per annum. The fixed rate note is collateralized by a bank account pledge agreement, a security assignment agreement, a partnership interest pledge agreement, and a share pledge agreement. €19.2 million ($25.7 million at the balance sheet close rate on March 27, 2010 of $1.34/€1.00) was outstanding as of March 27, 2010 and December 26, 2009. The outstanding amount of this fixed rate note is included within “Prepaid expenses and other current assets” on our consolidated balance sheets. Subsequent to March 27, 2010, we received the full repayment of this fixed rate note, including interest.

In October 2009, we entered into a fixed rate note with another solar power project entity to finance construction and start-up costs of a photovoltaic facility in Germany. This note provides funding in the amount of €14.5 million ($19.4 million at the balance sheet close rate on March 27, 2010 of $1.34/€1.00). The fixed rate note is due on May 31, 2010 and bears interest at 7% per annum. This fixed rate note is collateralized by a bank account pledge agreement, a security assignment agreement, a guarantee agreement, and share pledge agreement. As of March 27, 2010, the fixed rate note was fully repaid with no balance outstanding. As of December 26, 2009, the full available amount under this fixed rate note was outstanding. The outstanding amount of this fixed rate note was included within “Prepaid expenses and other current assets” on our consolidated balance sheets during the year ended December 26, 2009.

Note 13. Debt

Our long-term debt at March 27, 2010 and December 26, 2009 consisted of the following (in thousands):

Type	March 27, 2010	December 26, 2009
Malaysian Facility Agreement – Fixed rate term loan	$78,149	$84,166
Malaysian Facility Agreement – Floating rate term loan (1)	78,149	84,166
Director of Development of the State of Ohio	9,419	9,994
Director of Development of the State of Ohio	—	139
Capital lease obligations	1	2
	165,718	178,467
Less unamortized discount	(3,234)	(3,509)
Total long-term debt	162,484	174,958
Less current portion	(26,355)	(28,559)
Noncurrent portion	$136,129	$146,399

(1)	We entered into an interest rate swap contract related to this loan. See Note 9. “Derivative Instruments,” to our condensed consolidated financial statements.

We did not have any short-term debt at March 27, 2010 and December 26, 2009.

Page | 22

Revolving Credit Facility

On September 4, 2009, we entered into a revolving credit facility pursuant to a credit agreement among First Solar, Inc., certain designated Borrowing Subsidiaries (consisting of First Solar Manufacturing GmbH, a German subsidiary, and other subsidiaries of our Company who may in the future be designated as borrowers pursuant to the credit agreement), and several lenders. JPMorgan Chase Bank, N.A. and Bank of America served as Joint-Lead Arrangers and Bookrunners, with JPMorgan also acting as Administrative Agent. The credit agreement provides First Solar, Inc. and the Borrowing Subsidiaries with a senior secured three-year revolving credit facility in an aggregate available amount of $300.0 million, a portion of which is available for letters of credit and swingline loans. Subject to certain conditions, we have the right to request an increase in the aggregate commitments under the credit facility up to $400.0 million. In connection with the credit agreement, we also entered into a guarantee and collateral agreement and foreign security agreements.

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

At March 27, 2010, we had no borrowings outstanding and $48.7 million in letters of credit drawn on the revolving credit facility, leaving approximately $251.3 million in capacity available under the revolving credit facility, $26.3 million of which may be used for letters of credit. As of March 27, 2010, based on applicable indices, the all-in effective three month LIBOR borrowing rate was 3.51%.

In addition to paying interest on outstanding principal under the credit agreement, we are required to pay a commitment fee currently at the rate of 0.375% per annum to the lenders based on the average daily unused commitments under the facility. The commitment fee may also be adjusted due to changes in our consolidated leverage ratio.

We will also pay a letter of credit fee equal to the applicable margin for eurocurrency revolving loans on the face amount of each letter of credit and a fronting fee. Proceeds from the credit facility may be used for working capital and other general corporate purposes.

In connection with our revolving credit facility, we entered into a guarantee and collateral agreement and various foreign security agreements. Loans made to First Solar Manufacturing GmbH (a borrowing subsidiary under the credit facility) are (i) guaranteed by First Solar, Inc. pursuant to the guarantee and collateral agreement, (ii) guaranteed by certain of First Solar, Inc.’s direct and indirect subsidiaries organized under the laws of Germany, pursuant to a German guarantee agreement, (iii) secured by share pledge agreements, (iv) secured by a security interest in intercompany receivables held by First Solar Holdings GmbH, First Solar GmbH, and First Solar Manufacturing GmbH, pursuant to assignment agreements, and (v) subject to a security trust agreement, which sets forth additional terms regarding the foregoing German security documents and arrangements.

The credit agreement contains various financial condition covenants with which we must comply, including a debt to EBITDA ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. Under the credit agreement, we are also subject to customary non-financial covenants, including limitations in secured indebtedness and limitations on dividends and other restricted payments. We were in compliance with these covenants at March 27, 2010.

Malaysian Facility Agreement

On May 6, 2008, in connection with the plant expansion at our Malaysian manufacturing center, First Solar Malaysia Sdn. Bhd. (FS Malaysia), our indirect wholly owned subsidiary, entered into an export financing facility agreement (Malaysian Facility Agreement) with a consortium of banks. The total available loan amount was €134.0 million ($179.6 million at the balance sheet close rate on March 27, 2010 of $1.34/€1.00). Pursuant to the Malaysian Facility Agreement, we began semi-annual repayments of the principal balances of these credit facilities during 2008. Amounts repaid under this credit facility cannot be re-borrowed. These credit facilities consisted of the following (in thousands):

Malaysian Borrowings	Denomination	Interest Rate	Maturity	Outstanding at March 27, 2010
Fixed-rate euro-denominated term loan	EUR	4.54%	2016	$78,149
Floating-rate euro-denominated term loan	EUR	Euribor plus 0.55%	2016	78,149
Total				$156,298	(1)

(1)	€116.6 million outstanding at March 27, 2010 ($156.3 million at the balance sheet close rate on March 27, 2010 of $1.34/€1.00)

Page | 23

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

FS Malaysia is obligated to pay commitment fees at an annual rate of 0.375% on the unused portions of the fixed rate credit facilities and at an annual rate of 0.350% on the unused portions of the floating rate credit facilities. In addition, FS Malaysia is obligated to pay certain underwriting, management, and agency fees in connection with the credit facilities.

In connection with the Malaysian credit facilities, First Solar, Inc. entered into a first demand guaranty agreement dated May 6, 2008 in favor of the lenders. Thereby FS Malaysia’s obligations related to the Malaysian Facility Agreement are guaranteed, on an unsecured basis, by First Solar, Inc.

In connection with the Malaysian credit facilities, all of FS Malaysia’s obligations are secured by a first party, first legal charge over the equipment financed by the Malaysian credit facilities and the other documents, contracts, and agreements related to that equipment. Also in connection with the Malaysian credit facilities, any payment claims of First Solar, Inc. against FS Malaysia are subordinated to the claims of the lenders.

The Malaysian Facility Agreement contains various financial covenants with which we must comply, such as debt-to-equity ratios, total leverage ratios, interest coverage ratios, and debt service coverage ratios. The Malaysian Facility Agreement also contains various customary non-financial covenants with which FS Malaysia must comply, including submitting various financial reports and business forecasts to the lenders, maintaining adequate insurance, complying with applicable laws and regulations, and restrictions on FS Malaysia’s ability to sell or encumber assets, or make loan guarantees to third parties. We were in compliance with these covenants at March 27, 2010.

Certain of our indebtedness under the Malaysian credit facilities bears interest at rates based on the Euro Interbank Offered Rate (Euribor). Euribor is the primary interbank lending rate within the Euro zone, with maturities ranging from one week to one year. A disruption of the credit environment could negatively impact interbank lending and, therefore, negatively impact the Euribor rate. An increase in the Euribor rate would not impact our cost of borrowing under the Malaysian Facility Agreement since we entered into an interest rate swap agreement to mitigate such risk.

State of Ohio Loans

During the years ended December 25, 2004 and December 31, 2005, we received the following loans from the Director of Development of the State of Ohio (in thousands):

Ohio Borrowings	Original Loan Amount	Denomination	Interest Rate	Maturity	Outstanding at March 27, 2010
Director of Development of the State of Ohio	$15,000	USD	2.25%	2015	$9,419
Director of Development of the State of Ohio	$5,000	USD	0.25% — 3.25%	2009	$—
Total	$20,000				$9,419

Note 14. Commitments and Contingencies

Financial guarantees

In the normal course of business, we occasionally enter into agreements with third parties under which we guarantee the performance of our subsidiaries related to certain service contracts, which may include services such as development, engineering, procurement of permits and equipment, construction management, and monitoring and maintenance. These agreements meet the definition of a guarantee according to ASC 460, Guarantees. As of March 27, 2010, none of these guarantees were material to our financial position.

Page | 24

Loan guarantees

At March 27, 2010 our only loan guarantees were guarantees of our own debt as disclosed in Note 13.”Debt,” to our condensed consolidated financial statements.

Commercial commitments

During the three months ended March 27, 2010, we entered into three commercial commitments in the form of letters of credit related to our systems business totaling €2.1 million ($2.8 million at the balance sheet close rate on March 27, 2010 of $1.34/€1.00). As of March 27, 2010, we also had over 50 commercial commitments in the form of letters of credit related to our systems business in the amount of $41.8 million, of which $13.4 million will expire between 2010 and 2015 and $28.4 million has an initial expiration in 2010 and automatically extends for one year annually unless our counterparty elects not to extend the letter of credit beyond its then current expiration date. In addition, we held two bank guarantees for energy supply agreements totaling MYR 11.8 million ($3.5 million at the balance sheet close rate on March 27, 2010 of $0.30/MYR1.00) and two outstanding bank guarantees of MYR 3.0 million ($0.9 million at the balance sheet close rate on March 27, 2010 of $0.30/MYR1.00) for Malaysian custom and excise tax. These four bank guarantees expire between 2010 and 2013.

Product warranties

We offer warranties on our products and record an estimate of the associated liability based on the number of solar modules under warranty at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of our solar modules, and our estimated per-module replacement cost.

Product warranty activity during the three months ended March 27, 2010 and March 28, 2009 was as follows (in thousands):

	Three Months Ended
	March 27, 2010	March 28, 2009
Product warranty liability, beginning of period	$22,583	$11,905
Accruals for new warranties issued (warranty expense)	3,807	3,091
Settlements	(5,850)	(208)
Change in estimate of warranty liability	2,835	(1,231)
Product warranty liability, end of period	$23,375	$13,557
Current portion of warranty liability	$8,461	$5,311
Non-current portion of warranty liability	$14,914	$8,246

Page | 25

Note 15. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as an expense over the grant recipients’ requisite service periods, in accordance with ASC 718, Compensation-Stock Compensation. The share-based compensation expense that we recognized in our consolidated statements of operations for the three months ended March 27, 2010 and March 28, 2009 was as follows (in thousands):

	Three Months Ended
	March 27, 2010	March 28, 2009
Share-based compensation expense included in:
Cost of sales	$5,158	$3,019
Research and development	2,081	1,819
Selling, general and administrative	11,901	9,874
Production start-up	334	472
Total share-based compensation expense	$19,474	$15,184

The increase in share-based compensation expense was primarily the result of new awards.

The following table presents our share-based compensation expense by type of award for the three months ended March 27, 2010 and March 28, 2009 (in thousands):

	Three Months Ended
	March 27, 2010	March 28, 2009
Stock options	$978	$2,054
Restricted stock units	18,226	13,243
Unrestricted stock	150	113
Net amount absorbed into inventory	120	(226)
Total share-based compensation expense	$19,474	$15,184

Share-based compensation cost capitalized in our inventory was $0.9 million and $1.0 million at March 27, 2010 and December 26, 2009, respectively. As of March 27, 2010, we had $2.5 million of unrecognized share-based compensation cost related to unvested stock option awards, which we expect to recognize as an expense over a weighted-average period of approximately 0.7 years, and $199.2 million of unrecognized share-based compensation cost related to unvested restricted stock units, which we expect to recognize as an expense over a weighted-average period of approximately 2.2 years.

Note 16. Income Taxes

Our Malaysian subsidiary has been granted a tax holiday for a period of 16.5 years, which was originally scheduled to commence on January 1, 2009. The tax holiday, which generally provides for a 100% exemption from Malaysian income tax, is conditional upon our continued compliance in meeting certain employment and investment thresholds. On January 9, 2009, we received formal approval granting our request to pull forward this previously approved tax holiday by one year; the result of which was an $11.5 million reduction in the amount of income taxes previously accrued for during the year ended December 27, 2008. As a result, we recognized an income tax benefit of $11.5 million during the three months ended March 28, 2009.

Page | 26

Our effective tax rates were 11.8% and 3.0% for the three months ended March 27, 2010 and March 28, 2009, respectively. Without the $11.5 million tax benefit discussed above, our effective tax rate would have been 9.8% for the three months ended March 28, 2009. Without the beneficial impact of the Malaysian tax holiday on operations for the three months ended March 27, 2010 and March 28, 2009, our effective tax rates would have been 27.9% and 20.8%, respectively. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate primarily due to the benefit associated with foreign income taxed at lower rates and the beneficial impact of the Malaysian tax holiday.

During 2009, we applied for a federal renewable energy manufacturing tax credit in the amount of $16.3 million that was enacted under the American Recovery and Reinvestment Act of 2009. The tax credit request related to the recent expansion of our module manufacturing facility in Perrysburg, Ohio. In January 2010, the U.S. Department of the Treasury accepted our application and approved the $16.3 million credit request. At March 27, 2010, we recorded the tax credit as a reduction to the acquisition cost of our Perrysburg, Ohio manufacturing expansion.

Note 17. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including employee stock options and restricted stock units.

The calculation of basic and diluted net income per share for the three months ended March 27, 2010 and March 28, 2009 is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 27, 2010	March 28, 2009
Basic net income per share
Numerator:
Net income	$172,345	$164,595
Denominator:
Weighted-average shares used in computing basic net income per share	84,505	81,685
Diluted net income per share
Denominator:
Weighted-average shares used in computing basic net income per share	84,505	81,685
Effect of stock options , restricted stock units outstanding, and contingent issuable shares	1,587	927
Weighted-average shares used in computing diluted net income per share	86,092	82,612

	March 27, 2010	March 28, 2009
Per share information – basic:
Net income per share	$2.04	$2.01

Per share information - diluted
Net income per share	$2.00	$1.99

Page | 27

The following number of outstanding employee stock options and restricted stock units were excluded from the computation of diluted net income per share for the three months ended March 27, 2010 and March 28, 2009 as they would have had an antidilutive effect (in thousands):

	Three Months Ended
	March 27, 2010	March 28, 2009
Restricted stock units and options to purchase common stock	238	261

Note 18. Comprehensive Income

Comprehensive income, which includes foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, and unrealized gains and losses on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity, is as follows (in thousands):

	Three Months Ended
	March 27, 2010	March 28, 2009
Net income	$172,345	$164,595
Foreign currency translation adjustments	(32,234)	(13,886)
Change in unrealized gain on marketable securities, net of tax of $107 for 2010	1,097	103
Change in unrealized gain on derivative instruments, net of tax of $0 for 2010	36,444	23,650
Comprehensive income	$177,652	$174,462

Components of accumulated other comprehensive loss were as follows (in thousands):

	March 27, 2010	December 26, 2009
Foreign currency translation adjustments	$(26,756)	$5,478
Unrealized gain on marketable securities, net of tax of $414 for 2010 and $520 for 2009	3,048	1,951
Unrealized gain (loss) on derivative instruments, net of tax of $0 for 2010 and $0 for 2009	19,419	(17,025)
Accumulated other comprehensive loss	$(4,289)	$(9,596)

Page | 28

Note 19. Statement of Cash Flows

The following table presents a reconciliation of net income to net cash provided by operating activities for the three months ended March 27, 2010 and March 28, 2009 (in thousands):

	Three Months Ended
	March 27, 2010	March 28, 2009
Net income	$172,345	$164,595
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39,089	26,085
Impairment of project assets	110	—
Share-based compensation	19,475	15,184
Remeasurement of monetary assets and liabilities	570	(255)
Deferred income taxes	(2,656)	(1,874)
Excess tax benefits from share-based compensation arrangements	(1,568)	(3,254)
Loss on disposal of property and equipment	1,289	294
Provision for doubtful accounts receivable	(990)	—
Inventory reserve	—	2,165
Gain on sales of investments, net	(222)	(7)
Changes in operating assets and liabilities:
Accounts receivable, trade	(55,499)	(119,754)
Accounts receivable, unbilled	(25,840)	114
Inventories	(25,524)	(12,649)
Project assets	1,458	—
Deferred project costs	(30,054)	(11,370)
Prepaid expenses and other current assets	5,573	(6,837)
Costs and estimated earnings in excess of billings	(36,383)	114
Other assets	(1,452)	(1,888)
Billings in excess of costs and estimated earnings	3,727	951
Accounts payable and accrued expenses	(18,392)	(14,423)
Deferred revenue - current	(13,783)	26,550
Total adjustments	(141,072)	(100,854)
Net cash provided by operating activities	$31,273	$63,741

Note 20. Segment Reporting

ASC 280, Segment Reporting, establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the company for making operating decisions and assessing financial performance.

Page | 29

Our components segment is our principal business and involves the design, manufacture, and sale of solar modules which convert sunlight into electricity. Customers of our components segment include project developers, system integrators, and operators of renewable energy projects.

Through our fully integrated systems business, we provide a complete PV solar power system, which includes project development, engineering, procurement and construction (EPC) services, operating and maintenance (O&M) services, and, when required, project finance. Our systems segment sells solar power systems directly to investor owned utilities, independent power developers and producers, commercial and industrial companies, and other system owners who purchase completed solar power plants, EPC services, and/or O&M services from us.

Our Chief Operating Decision Maker—consisting of senior executive staff—views the sale of solar modules from the components segment as the core driver of our profitability, return on net assets, and cash throughput; and as a result, we view our systems segment as an enabler to drive module throughput. Therefore, we operate our systems segment with the objective to achieve break-even results before income taxes. We include the sale of our solar modules manufactured by the components segment and installed in projects sold by our systems segment in “net sales” of our components business.

In the event gross profit from our systems segment (excluding solar module sales) is less than operating expenses in a given fiscal period, the components segment will compensate the systems segment for the temporary shortfall. Compensation by the components segment to our systems segment during the three months ended March 27, 2010 and March 28, 2009 was $8.9 million and $3.9 million, respectively.

Our systems segment does not currently meet the quantitative criteria for disclosure as a separate reporting segment; and therefore, we classify it in the “Other” category in the following tables. Reported net sales, gross profit (loss), income before income taxes, and total assets for the three months ended March 28, 2009, have been reclassified to conform to the revised presentation of segment information.

Financial information about our segments was as follows (in thousands):

	Three Months Ended			Three Months Ended
	March 27, 2010			March 28, 2009
	Components	Other	Total	Components	Other	Total
Net sales	$529,268	$38,693	$567,961	$415,997	$2,211	$418,208
Gross profit (loss)	$277,651	$4,385	$282,036	$235,997	$(713)	$235,284
Income before income taxes	$195,359	$—	$195,359	$169,732	$—	$169,732
Goodwill	$251,275	$35,240	$286,515	$—	$33,829	$33,829
Total assets	$3,130,202	$343,312	$3,473,514	$2,238,424	$50,008	$2,288,432

Note 21. Subsequent Events

As reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010, on April 27, 2010, we entered into a definitive agreement (the “Merger Agreement”) to acquire NextLight Renewable Power, LLC (“NextLight”) from Energy Capital Partners. The acquisition includes a 1.1GW solar project pipeline. We will acquire NextLight in an all cash transaction that is expected to be completed in the third quarter of 2010, pending the satisfaction of certain closing conditions including (i) the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (ii) the approval by the California Public Utility Commission of a power purchase agreement relating to one of the NextLight projects under development, and the expiration of all appeal periods with respect thereto, in addition to other customary closing conditions. The total consideration for the transaction is approximately $285.0 million minus (i) estimated closing date indebtedness plus (ii) estimated closing date cash minus (iii) estimated transaction expenses plus (iv) estimated development and other expense plus (v) estimated pro-rated 2010 bonus payable to certain NextLight employees, as adjusted pursuant to the Merger Agreement minus (vi) estimated closing date accounts payable and accrued liabilities above a specified threshold, as adjusted pursuant to the Merger Agreement.

On April 20, 2010 we received the full repayment, including interest, of a fixed rate note with a solar power project entity in the amount of €19.9 million ($26.7 million at the balance sheet close rate on March 27, 2010 of $1.34/€1.00). See also Note 12. “Notes Receivables” to our condensed consolidated financial statements.

Page | 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate (including the expansion of our project development business); future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; research and development programs and our ability to improve the conversion efficiency of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue” the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in the section entitled “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described under this section.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us,” and “First Solar” refer to First Solar, Inc. and its subsidiaries.

Overview

We manufacture and sell solar modules with an advanced thin film semiconductor technology, and we design, construct, and sell photovoltaic (PV) solar power systems.

In furtherance of our goal of delivering the lowest cost of solar energy and achieving price parity with conventional fossil-fuel based peak electricity generation, we are continually focused on reducing PV system costs in three primary areas: module manufacturing, balance-of-system (BoS) costs (consisting of costs of components of a solar power system other than the solar modules, including inverters, mounting hardware, grid interconnection equipment, wiring and other devices, and installation labor costs), and cost of capital. First, with respect to our module manufacturing costs, our advanced technology has allowed us to reduce our average module manufacturing costs to the lowest in the world, based on publicly available information. In the three months ended March 27, 2010, our total average manufacturing costs were $0.81 per watt, which we believe is significantly less than those of traditional crystalline silicon solar module manufacturers. By continuing to improve conversion efficiency and line throughput, lower material cost, and drive volume scale to further decrease overhead costs, we believe that we can further reduce our manufacturing costs per watt and maintain our cost advantage over traditional crystalline silicon solar module manufacturers. Second, by continuing to improve conversion efficiency, leverage volume procurement around standardized hardware platforms, and accelerate installation time, we believe we can continue to make substantial reductions in BoS costs, which represent over half of all costs associated with a typical utility-scale PV solar power system. Finally, we believe that continuing to strengthen our financial position, including our balance sheet and credit profile, will enable us to continue to lower the cost of capital associated with our solar power systems, thereby further enhancing the economic viability of our projects and lowering the cost of electricity generated by solar power systems that incorporate our modules and technology.

We believe that combining our reliable, low cost module manufacturing capability with our systems business enables us to more rapidly reduce the price of solar electricity, to accelerate the adoption of our technology in large scale systems, and to further our mission to create enduring value by enabling a world powered by clean, affordable solar electricity.

We operate our business in two segments. Our components segment designs, manufactures, and sells solar modules to solar project developers and system integrators. Through our systems segment, we have the capability to provide a complete PV solar power system for utility-scale or large commercial systems, which includes project development, engineering, procurement and construction (EPC), operating and maintenance (O&M), and, when required, project finance. We view the sale of solar modules from the components segment as the core driver of our profitability, return on net assets, and cash throughput, and we view our systems segment as an enabler to drive module throughput. As of March 27, 2010, our systems segment had not met the quantitative criteria for disclosure as a separate reporting segment. See also Note 20.”Segment Reporting” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Page | 31

Market Overview

In addressing a growing global need for PV solar electricity, we target markets with varying approaches depending on the underlying economics, market requirements, and distribution channels. In subsidized feed-in tariff markets, such as Germany, we have historically sold most of our solar modules to solar project developers, system integrators, and independent power producers. In other markets, such as the United States, the demand for solar has been primarily driven by renewable portfolio standards requiring regulated utilities to supply a portion of their total electricity from renewable energy sources such as solar power. To meet the needs of these markets and enable balance-of-system cost reductions, we have developed a fully integrated systems business that can provide a low-cost, turn-key, utility-scale PV system solution for system owners and low cost electricity to utility end-users. By building a fully integrated systems business, we believe we are in a position to expand our business in transitional and eventually economically sustainable markets (in which subsidies or incentives are minimal) that are expected to develop in areas with abundant solar resources and sizable electricity demand, such as the United States, China, India, Australia, and parts of Europe. In the long-term, we plan to compete on an economic basis with conventional fossil fuel-based peaking power generation.

 Net sales for the first quarter of 2010 were primarily driven by strong German installations, a combination of anticipation of a reduction of German feed-in tariffs later in 2010, customer participation in our rebate program, and improving project finance and overall corporate finance conditions. Net sales during the first quarter of 2010 also included the sale of one utility-scale solar power system in Spain.

We expect that demand for our solar modules in Germany in the second quarter of 2010 will remain strong due to the uncertainty around German feed-in tariffs (FiT), which are currently under review by the government. Certain proposals under discussion would further reduce these tariffs in the second half of 2010 and later dates, and such proposals are contributing to a near-term pull-in of demand ahead of the anticipated FiT reductions. In the second half of 2010, a FiT reduction in Germany could significantly reduce industry-wide module demand and/or price levels, and our results of operations could be adversely affected. In such an environment, it is uncertain whether growing demand from France, Italy, Spain, and other markets could absorb industry-wide module supply without significant inventory buildup.

 During the first quarter of 2010, we continued to expand into certain key transition markets, such as the United States, within which affordable solar electricity solutions could be developed and ultimately evolve into economically sustainable markets. In January 2010, we completed the acquisition of certain assets from Edison Mission Group's solar project development pipeline consisting of utility-scale solar projects located primarily on private land in California and the southwestern United States.

In the PV module segment, we continue to face intense competition from manufacturers of crystalline silicon solar modules and other types of solar modules and photovoltaic systems. Solar module manufacturers compete with one another in several product performance attributes, including reliability and module cost per watt, and, with respect to solar power systems, return on equity (ROE) and levelized cost of electricity (LCOE), meaning the net present value of total life cycle costs of the solar power project divided by the quantity of energy which is expected to be produced over the system’s life. The ability to expand manufacturing capacity quickly is another source of differentiation among solar module manufacturers, and certain of our competitors may have a faster response time to capacity expansion than we do. We are the lowest cost PV module manufacturer in the solar industry, based on publicly available information, as evidenced by the further reduction in our average manufacturing cost per watt from $0.93 during the three months ended March 28, 2009 to $0.81 during the three months ended March 27, 2010. This cost advantage is reflected in the price at which we sell our modules or fully integrated systems and enables our systems to compete favorably in respect of their ROE or LCOE. Our cost competitiveness is based in large part on our proprietary technology (which enables conversion efficiency improvements and permits a continuous and highly automated industrial manufacturing process), our scale, and our operational excellence. In addition, our modules use approximately 1% of the amount of semiconductor material that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules. The current spot market price of polysilicon between approximately $50 and $55 per kilogram (Kg) enables us to remain one of the lowest cost module manufacturers in the solar industry. However, the timing and rate of decrease in the cost of silicon feedstock could lead to pricing pressure for solar modules. Although we are not a crystalline silicon module manufacturer, we estimate, based on industry research and public disclosures of our competitors, that a $10 per Kg increase or decrease in the price of polysilicon could increase or decrease, respectively, our competitors’ manufacturing cost per watt by approximately $0.07. Given the lower conversion efficiency of our modules compared to crystalline silicon modules, there are higher balance-of-system costs associated with systems using our modules. Thus, to compete effectively on the basis of LCOE, our modules may need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules. Our cost reduction roadmap anticipates manufacturing cost per watt reductions for our modules of 10% per year. During the three months ended March 27, 2010, we reduced our manufacturing cost per watt by 13% from our cost per watt in the three months ended March 28, 2009.

While our modules currently enjoy competitive advantages in these product performance attributes, there can be no guarantee that these advantages will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in margin compression, a decline in average selling prices of our solar modules, erosion in our market share for modules, a decrease in the rate of revenue growth, and/or a decline in overall revenues. We have taken, and continue to take, several actions to mitigate the potential impact resulting from competitive pressures, including adjusting our pricing policies as necessary in core market segments to drive module volumes, continuously making progress along our cost reduction roadmap, and focusing our research and development on increasing the conversion efficiency of our solar modules.

Page | 32

As we expand our systems business into transition and sustainable markets, we can offer value beyond the PV module, reduce our exposure to module-only competition, and provide comprehensive utility-scale photovoltaic systems solutions that significantly reduce solar electricity costs. Thus, our systems business allows us to play a more active role than many of our competitors in managing the demand for and manufacturing throughput of our solar modules. Finally, we seek to form and develop strong partner relationships with our customers and continue to develop our range of offerings, including EPC capabilities and operating and maintenance services, in order to enhance the competitiveness of systems using our solar modules.

Manufacturing Capacity

As of March 27, 2010, we operated 24 production lines with an annual global manufacturing capacity of approximately 1.3GW (based on the first quarter of 2010 average per line run rate at our existing plants) at our manufacturing plants in Perrysburg, Ohio, Frankfurt/Oder, Germany, and Kulim, Malaysia. We expect to increase our manufacturing capacity to 38 production lines by 2012, with an annual global manufacturing capacity of approximately 2.1GW (based on the first quarter of 2010 average per line run rate at our existing plants).

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

Net Sales

Components Business

Currently, the majority of our net sales is generated from the sale of solar modules. We presently price and sell our solar modules per watt of power. As a result, our net sales can fluctuate based on our output of sellable watts or price. During the three months ended March 27, 2010, we sold almost all of our solar modules to solar power system project developers, system integrators, and operators headquartered in Germany, France, Spain, and Italy, which either resell our solar modules to end-users or integrate them into power plants that they own, operate, or sell.

As of March 27, 2010, we had long-term supply contracts for the sale of solar modules expiring at the end of 2012 with fourteen European solar power system project developers and system integrators (Long-Term Supply Contracts). We also have an agreement expiring in 2013 with a solar power system project developer and system integrator in the United States, which is a related party. These contracts account for a significant portion of our planned production over the period from 2010 through 2012 and, therefore, will significantly affect our overall financial performance.

Our sales prices under the Long-Term Supply Contracts are denominated in euro, exposing us to risks from currency exchange rate fluctuations. During the three months ended March 27, 2010, 88% of our sales were denominated in euro and subject to fluctuation in the exchange rate between the euro and U.S. dollar.

We have in the past amended pricing and other terms in our Long-Term Supply Contracts in order to remain competitive, and we may decide in the future to further amend these contracts in order to address the highly competitive environment. For example, during the three months ended March 28, 2009, we amended our Long-Term Supply Contracts with certain customers to further reduce the sales price per watt under these contracts in 2009 and 2010 in exchange for increases in the volume of solar modules to be delivered under the contracts. We also extended the payment terms for certain customers under these contracts from net 10 days to net 45 days to increase liquidity in our sales channel and to reflect longer module shipment times from our manufacturing plants in Malaysia.

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

We account for these rebates as a reduction to the selling price of our solar modules and, therefore, as a reduction in revenue at the time of sale. No rebates granted under this program can be claimed in cash; instead, rebates may only be applied to reduce outstanding accounts receivable balances. During the three months ended March 27, 2010, we extended rebates to customers in the amount of €20.0 million ($27.8 million at an average exchange rate of $1.39/€1.00).

We also enter into one-time module sale agreements with customers for specific projects.

Under our customer contracts, we transfer title and risk of loss to the customer and recognize revenue upon shipment. Our customers do not have extended payment terms or rights of return under these contracts.

Page | 33

Systems Business

Through our fully integrated systems business, we provide a complete solar power system solution, which includes project development, EPC services, O&M services and, when required, project finance.

Net sales from our systems segment are comprised of the following types of transactions:

Transaction	Description
Engineer and Procure (EP) Contract	Design of a solar electricity generation system for a customer that uses our solar modules; includes the procurement of all balance-of-system (BOS) components from third party suppliers.

Engineer, Procure and Construct (EPC) Contract	Design and construction for a customer of a turnkey solar electricity generation system that uses our solar modules; includes the procurement of all BOS components from third party suppliers.

Sale of Project Assets
Sale of project assets to a customer at various stages of development. This generally includes a single project consisting of costs incurred for permits, land or land rights, and/or power off-take agreements.

Operating and Maintenance (O&M) Agreement	Typically a fixed-priced long-term services agreement.

Net sales from our systems business during the first quarter of 2010 resulted primarily from the sale of one utility-scale solar power system in Spain and percentage of completion revenue recognition from two utility-scale solar power systems in the United States.

Our systems business does not currently meet the quantitative criteria for required disclosure as a separate reporting segment.

Net sales from our systems segment are impacted by numerous factors, including the magnitude and effectiveness of renewable portfolio standards, economic incentives (such as European feed-in tariffs or the federal investment tax credit in the United States), and other PV system demand drivers.

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

At any given point in time, aggregate contracted sales amounts with respect to the systems segment generally consist of the uncompleted portion of contracted projects for which we have entered into a definitive EPC agreement with the customer.

Cost of sales

Components Business

Our cost of sales includes the cost of raw materials and components for manufacturing solar modules, such as tempered back glass, transparent conductive oxide coated front glass, cadmium telluride, laminate, connector assemblies, laminate edge seal, and other items. Our cost of sales also includes direct labor for the manufacturing of solar modules and manufacturing overhead such as engineering expense, equipment maintenance, environmental health and safety expenses, quality and production control, and procurement. Cost of sales also includes depreciation of manufacturing plant and equipment and facility-related expenses. In addition, we accrue warranty and solar module collection and recycling costs to our cost of sales.

Overall, we expect our cost of sales per watt to decrease over the next several years due to an increase in sellable watts per solar module, an increase in unit output per production line, continued geographic expansion into lower-cost manufacturing regions, and more efficient absorption of fixed costs driven by economies of scale.

Page | 34

Systems Business

Within our systems business, project-related costs include standard EPC costs (consisting primarily of balance-of-system costs for inverters, electrical and mounting hardware, project management and engineering costs, and installation labor costs), site specific costs, and development costs (including transmission upgrade costs, interconnection fees, and permitting costs). As further described in Note 20 “Segment Reporting,” at the time when the revenue recognition criteria are met, we include the sale of our solar modules manufactured by our components business and used by our systems business as net sales of our components business. Therefore, the related cost of sales will also be included within our components business.

Deferred project costs represent capitalized costs related to the deferred revenue for project development or project construction activities sold to a third party typically under an EPC agreement, for which the revenue recognition criteria have not been met. We recognize these costs as we recognize the revenue for these projects. Deferred project costs at March 27, 2010 and December 26, 2009 were $66.3 million and $36.7 million, respectively.

Gross profit

Gross profit is affected by numerous factors, including our average selling prices, foreign exchange rates, our manufacturing costs, and the effective utilization of our production facilities. Gross profit is also subject to competitive pressures, and we have in the past and may in the future decide to amend our Long-Term Supply Contracts, which specify our sales price per watt. Other factors impacting gross profits are the ramp of production on new plants due to a reduced ability to absorb fixed costs until full production volumes are reached and the mix of net sales generated by our components and systems businesses, coupled with a geographic factor. Gross profit margin is affected by our systems business, which generally operates at a lower gross profit margin due to the pass-through nature of certain balance-of-system components procured from third parties. Gross profit for our systems business excludes cost of sales for solar modules that are included in the gross profit of our components business.

Research and development

Research and development expense consists primarily of salaries and personnel-related costs and the cost of products, materials, and outside services used in our process and product research and development activities. We acquire equipment for general use in further process developments and record the depreciation of this equipment as research and development expense. We expect our research and development expense to increase in absolute terms in the future as we increase personnel and research and development activity. Over time, we expect research and development expense to decline as a percentage of net sales and on a cost per watt basis as a result of economies of scale.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expense, and other selling expenses. We expect these expenses to increase in the near term, both in absolute dollars and as a percentage of net sales, in order to support the growth of our business as we expand our sales and marketing efforts, improve our information processes and systems, and implement the financial reporting, compliance, and other infrastructure required for an expanding public company. Over time, we expect selling, general and administrative expense to decline as a percentage of net sales and on a cost per watt basis as our net sales and our total watts produced increase.

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

Page | 35

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, and restricted cash and investments. Interest income also includes interest received from note receivables and interest collected for late customer payments.

Interest expense, net

Interest expense, net of amounts capitalized, is incurred on various debt financings.

Income tax expense

         Income taxes are imposed on our income by the taxing authorities in the various jurisdictions in which we operate, principally the United States, Germany, and Malaysia. The statutory federal tax rate in the United States is 35% while the tax rate in Germany and Malaysia is approximately 28.7% and 25%, respectively. In Malaysia we have been granted a long-term tax holiday, pursuant to which substantially all our income earned in Malaysia is exempt from income tax.

Use of estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales, and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to contingencies and litigation, solar module collection and recycling liability, warranty obligations, goodwill, income taxes, derivative instrument valuation, intangible assets, inventories, marketable securities valuation, and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 27, 2010	March 28, 2009
Net sales	100.0%	100.0%
Cost of sales	50.3%	43.7%
Gross profit	49.7%	56.3%
Research and development	4.0%	2.8%
Selling, general and administrative	11.8%	11.8%
Production start-up	0.2%	1.5%
Operating income	33.7%	40.2%
Foreign currency gain (loss)	(0.1)%	0.4%
Interest income	1.0%	0.5%
Interest expense, net	0.0%	(0.2)%
Other expense, net	(0.1)%	(0.3)%
Income tax expense	4.2%	1.2%
Net income	30.3%	39.4%

Page | 36

Three Months Ended March 27, 2010 and March 28, 2009

Net sales

	Three Months Ended
(Dollars in thousands)	March 27, 2010	March 28, 2009	Three Month Period Change
Net sales	$567,961	$418,208	$149,753	36%

The increase in our net sales was primarily driven by strong demand from German customers in anticipation of reduced subsidies later in the year as well as an increase in production volume as a result of bringing additional manufacturing lines into full production, resulting in a 53% increase in the MW volume of solar modules sold during the three months ended March 27, 2010 compared with the three months ended March 28, 2009, and by an increase in business activity associated with our systems business segment, partially offset by a decrease in our module average selling price. Revenue recognized for our systems business during the three months ended March 27, 2010 was $38.7 million and resulted primarily from the sale of one utility-scale solar power system in Spain and percentage of completion revenue recognition from two utility-scale solar power systems in the United States. The increase in MW volume of solar modules sold is attributable to the full production ramp of our four-plant Malaysian manufacturing center, production ramp of our Perrysburg, Ohio expansion, continued improvements to our manufacturing process and growth in our systems business. In addition, we increased the average conversion efficiency of our modules by approximately 2% during the three months ended March 27, 2010 compared with the three months ended March 28, 2009. Our average selling price decreased by approximately 17% during the three months ended March 27, 2010 compared with the three months ended March 28, 2009. The decline in our module average selling price is attributed to the following: a 6% decrease due to annual contractual agreements and a 12% decrease due to competitive pressure (including the commencement of a customer rebate program in the third quarter of 2009), partially offset by a 1% increase due to a shift in customer mix. During the three months ended March 27, 2010 and March 28, 2009, 59% and 62%, respectively, of our net sales resulted from sales of solar modules to customers headquartered in Germany.

Cost of sales

	Three Months Ended
(Dollars in thousands)	March 27, 2010	March 28, 2009	Three Month Period Change
Cost of sales	$285,925	$182,924	$103,001	56%
% of net sales	50.3%	43.7%

The increase in our cost of sales was due to higher production and sales volumes, which resulted from the full production ramp of our four-plant Malaysian manufacturing center, production ramp of our Perrysburg, Ohio expansion, and an increase in business activity associated with our systems business segment. The increased production and sales volumes in our components business and increased volume sold through our systems business had the following effects: a $63.3 million increase in direct material expense, a $5.8 million increase in warranty expense and accruals for the estimated future costs associated with the collection and recycling of our solar modules due to increased sales, a $9.8 million increase in sales freight and other costs, and a $24.1 million increase in manufacturing overhead costs. The increase in manufacturing overhead costs was due to a $10.0 million increase in salaries and personnel-related expenses (including a $2.1 million increase in share-based compensation expense), a $2.4 million increase in facility and related expenses, an $11.1 million increase in depreciation and equipment expenses, and a $0.6 million increase in other expenses. Each of these manufacturing overhead cost increases primarily resulted from increased infrastructure associated with the build out of our Malaysian manufacturing center and start-up of our systems business. Our average manufacturing cost per watt declined by $0.12 per watt, or 13%, from $0.93 in the three months ended March 28, 2009 to $0.81 in the three months ended March 27, 2010 and included $0.01 of non-cash stock based compensation.

Gross profit

	Three Months Ended
(Dollars in thousands)	March 27, 2010	March 28, 2009	Three Month Period Change
Gross profit	$282,036	$235,284	$46,752	20%
% of net sales	49.7%	56.3%

Gross profit as a percentage of net sales decreased by 6.6 percentage points in the three months ended March 27, 2010 compared with the three months ended March 28, 2009 due to a decline in our average selling prices by approximately 17% and a 2.2% decline of other, partially offset by a continued manufacturing cost per watt reduction of 13%. The decline in the exchange rate between the U.S. dollar and the euro adversely impacted our gross profit by 0.4%. We expect that gross profit will be impacted in future periods by the volatility of the exchange rate between the U.S. dollar and the euro and product mix between our components and systems businesses.

Page | 37

 Research and development

	Three Months Ended
(Dollars in thousands)	March 27, 2010	March 28, 2009	Three Month Period Change
Research and development	$22,888	$11,704	$11,184	96%
% of net sales	4.0%	2.8%

The increase in our research and development expense was due to a $2.6 million increase in personnel-related expenses (including a $0.3 million increase in share-based compensation expense) resulting from increased headcount. In addition, testing and qualification material costs increased by $6.0 million, facilities and utilities spending increased by $1.4 million, and consulting and other expenses increased by $1.2 million. During the three months ended March 27, 2010, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity, and we increased the conversion efficiency of our modules by approximately 2% compared with the three months ended March 28, 2009.

Selling, general and administrative

	Three Months Ended
(Dollars in thousands)	March 27, 2010	March 28, 2009	Three Month Period Change
Selling, general and administrative	$66,864	$49,315	$17,549	36%
% of net sales	11.8%	11.8%

The increase in selling, general and administrative expense was due to a $10.2 million increase in salaries and personnel-related expenses (including a $2.0 million increase in share-based compensation expense), a $4.5 million increase in non-capitalizable development expenses related to our systems business, a $1.0 million increase in legal and professional service fees, and a $1.8 million increase in other expenses. One-time charges during the three months ended March 28, 2009 include $1.5 million of costs relating to the acquisition, integration, and operation of the solar power project development business of OptiSolar, which we acquired on April 3, 2009.

Production start-up

	Three Months Ended
(Dollars in thousands)	March 27, 2010	March 28, 2009	Three Month Period Change
Production start-up	$1,143	$6,209	$(5,066)	(82)%
% of net sales	0.2%	1.5%

During the three months ended March 27, 2010, we incurred $1.1 million of production start-up expenses for our Malaysian manufacturing expansion, including legal, regulatory and personnel costs, compared with $6.2 million of production start-up expenses for our Malaysian manufacturing expansion during the three months ended March 28, 2009. Production start-up expenses are comprised of the cost of labor and material and depreciation expense to run and qualify the production lines, related facility expenses, management of our replication process, and legal and regulatory costs.

Foreign currency gain (loss)

	Three Months Ended
(Dollars in thousands)	March 27, 2010	March 28, 2009	Three Month Period Change
Foreign currency gain (loss)	$(696)	$1,834	$(2,530)	(138)%

Foreign exchange gain decreased during the three months ended March 27, 2010 compared with the three months ended March 28, 2009, due to a decrease in our net foreign currency denominated assets and liabilities.

Page | 38

Interest income

	Three Months Ended
(Dollars in thousands)	March 27, 2010	March 28, 2009	Three Month Period Change
Interest income	$5,648	$2,103	$3,545	169%

Interest income increased by $3.5 million during the three months ended March 27, 2010 compared with the three months ended March 28, 2009, primarily as a result of interest received from notes receivable and interest received on late customer payments.

Interest expense, net

	Three Months Ended
(Dollars in thousands)	March 27, 2010	March 28, 2009	Three Month Period Change
Interest expense, net	$—	$935	$(935)	(100)%

Interest expense, net of amounts capitalized, decreased by $0.9 million during the three months ended March 27, 2010 compared with the three months ended March 28, 2009, as a result of higher amounts of interest expense capitalized during the three months ended March 27, 2010.

Other expense ,net

	Three Months Ended
(Dollars in thousands)	March 27, 2010	March 28, 2009	Three Month Period Change
Other expense, net	$734	$1,326	$(592)	(45)%

Other expense, net, decreased by $0.6 million during the three months ended March 27, 2010 compared with the three months ended March 28, 2009, primarily due to non-recurring expenses associated with our credit default swaps in the first quarter of 2009.

Income tax expense

	Three Months Ended
(Dollars in thousands)	March 27, 2010	March 28, 2009	Three Month Period Change
Income tax expense	$23,014	$5,137	$17,877	348%
Effective tax rate (%)	11.8%	3.0%

Income tax expense increased by $17.9 million during the three months ended March 27, 2010 compared with the three months ended March 28, 2009, substantially all of which relates to a $25.6 million increase in pre-tax income and a previously recorded tax expense of $11.5 million reversed during the three months ended March 28, 2009 upon approval of our request to pull forward the previously approved Malaysian tax holiday to 2008. See Note 16. “Income Taxes” to our condensed consolidated financial statements for additional information.

Page | 39

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 26, 2009 filed with the Securities and Exchange Commission. Our critical accounting policies reflect the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic (ASC) 605, Revenue Recognition – Multiple Deliverable Revenue Arrangements, in the first quarter of 2010.

Recent Accounting Pronouncements

See Note 3. “Recent Accounting Pronouncements,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of March 27, 2010, we had $1,020.0 million in cash, cash equivalents and marketable securities, compared with $1,114.3 million as of December 26, 2009. We believe that our current cash, cash equivalents, marketable securities, cash flows from operating activities, our revolving credit facility, and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan.

Our expanding systems business is expected to have increasing liquidity requirements in the future. Solar power project development cycles, which span the time between the identification of land and the commercial operation of a photovoltaic power plant, vary substantially and can take many months or years to mature. As a result of these long project cycles, we may need to make significant up-front investments of resources in advance of the signing of power purchase agreements and EPC contracts and the receipt of any revenue. These amounts include payment of interconnection and other deposits (some of which are non-refundable), entering into of letters of credit, and incurring of preliminary engineering, permitting, legal and other expenses. We have historically financed these up-front investments primarily using working capital and cash on hand. In the future, we may also engage in one or more debt or equity financings. Such financings could result in increased expenses or dilution to our existing stockholders. If we are unable to obtain debt or equity financing on reasonable terms, we may be unable to execute our expansion strategy.

Cash Flows

The following table summarizes the key cash flow metrics for the three months ended March 27, 2010 and March 28, 2009 (in thousands):

	Three Months Ended
	March 27, 2010	March 28, 2009
Net cash provided by operating activities	$31,273	$63,741
Net cash used in investing activities	(262,364)	(181,234)
Net cash provided by financing activities	1,961	46,717
Effect of exchange rates on cash and cash equivalents	(14,483)	(20,510)
Net decrease in cash and cash equivalents	$(243,613)	$(91,286)

Operating Activities

Cash provided by operating activities was $31.3 million during the three months ended March 27, 2010, compared with $63.7 million during the three months ended March 28, 2009. The decrease in operating cash flows was primarily due to an increase in working capital requirements to fund our systems business during the three months ended March 27, 2010 compared with the three months ended March 28, 2009.

Cash received from customers increased to $447.9 million during the three months ended March 27, 2010 compared with $325.7 million during the three months ended March 28, 2009, primarily due to an increase in net sales from $418.2 million during the three months ended March 28, 2009 to $568.0 million during the three months ended March 27, 2010. The increase in cash received from customers was partially offset by an increase in cash paid to suppliers and associates to $404.7 million during the three months ended March 27, 2010 from $259.7 million during the three months ended March 28, 2009, mainly due to an increase in raw material and component purchases, an increase in personnel-related costs due to higher headcount, and other costs supporting our growth.

Page | 40

Investing Activities

Cash used in investing activities was $262.4 million during the three months ended March 27, 2010, compared with $181.2 million during the three months ended March 28, 2009. Cash used in investing activities during the three months ended March 27, 2010 included capital expenditures of $106.0 million, which increased by $19.6 million from $86.4 million during the three months ended March 28, 2009. The increase in capital expenditures was primarily due to construction of two new plants adjacent to our existing plants in Malaysia and the expansion of our plant in Perrysburg, Ohio. Also, during the three months ended March 27, 2010, we used cash to increase our investment in marketable securities by $149.8 million and to fund $43.4 million for estimated future end-of-life collection and recycling costs of solar modules that we sold during fiscal 2009. Amounts that we set aside for future solar module collection and recycling costs are deposited in a custodial account, under the name of a trust, with a large bank as investment advisor. Amounts in this account are invested in long-term marketable securities, which we classify as restricted investments on our balance sheet. During the three months ended March 27, 2010, cash provided by investing activities resulted from principle payments of $35.8 million received on our notes receivable.

Cash used in investing activities during the three months ended March 28, 2009 resulted primarily from capital expenditures of $86.4 million and the net purchase of marketable securities of $80.8 million. Further, we entered into a loan agreement for an amount of $13.8 million with one of our customers to finance a photovoltaic project.

Financing Activities

Cash provided by financing activities was $2.0 million during the three months ended March 27, 2010 compared with $46.7 million during the three months ended March 28, 2009. Cash provided by financing activities during the three months ended March 27, 2010 resulted primarily from stock option exercise proceeds of $1.1 million and excess tax benefits from share-based compensation arrangements of $1.6 million. These cash proceeds were partially offset by the repayment of long-term debt of $0.7 million.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 27, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously provided under Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of March 27, 2010 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 27, 2010 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended March 27, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting during the three months ended March 27, 2010.

Page | 41

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

Limitations on the Effectiveness of Controls

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

General

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations, and claims, including, but not limited to, routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations, and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, results of operations, cash flows, or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2009, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

Page | 42

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

Page | 43

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOLAR, INC.
By: /s/ JAMES ZHU
James Zhu
Principal Accounting Officer

April 29, 2010

Page | 44

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

Page | 45