Form 10-Q
period 2010-06-26
FIRST SOLAR, INC.
filed 2010-08-02
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-33156
First Solar, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4623678
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

350 West Washington Street, Suite 600
Tempe, Arizona 85281
(Address of principal executive offices, including zip code)

(602) 414-9300
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]    No [x]

As of July 23, 2010 there were 85,554,984 shares of the registrant's common stock, par value $0.001, outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2010

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net sales	$587,854	$525,876	$1,155,815	$944,084
Cost of sales	303,660	227,780	589,585	410,704
Gross profit	284,194	298,096	566,230	533,380
Operating expenses:
Research and development	22,836	18,605	45,724	30,309
Selling, general and administrative	78,597	72,926	145,461	122,241
Production start-up	2,288	2,524	3,431	8,733
Total operating expenses	103,721	94,055	194,616	161,283
Operating income	180,473	204,041	371,614	372,097
Foreign currency (loss) gain	(2,625)	239	(3,321)	2,073
Interest income	3,035	1,948	8,683	4,051
Interest expense, net	(6)	(3,827)	(6)	(4,762)
Other expense, net	(439)	(1,103)	(1,173)	(2,429)
Income before income taxes	180,438	201,298	375,797	371,030
Income tax expense	21,395	20,719	44,409	25,856
Net income	$159,043	$180,579	$331,388	$345,174
Net income per share:
Basic	$1.87	$2.16	$3.91	$4.17
Diluted	$1.84	$2.11	$3.84	$4.10
Weighted-average number of shares used in per share calculations:
Basic	84,852	83,723	84,679	82,704
Diluted	86,401	85,668	86,247	84,140

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 26, 2010	December 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$510,482	$664,499
Marketable securities and investments	285,993	120,236
Accounts receivable trade, net	256,344	226,826
Accounts receivable, unbilled	105,333	58
Inventories	194,308	152,821
Project assets	109	1,081
Deferred tax asset, net	19,248	21,679
Prepaid expenses and other current assets	244,053	164,071
Total current assets	1,615,870	1,351,271
Property, plant and equipment, net	1,094,877	988,782
Project assets	140,065	131,415
Deferred tax asset, net	157,778	130,515
Marketable securities	164,017	329,608
Restricted cash and investments	81,103	36,494
Investment in related party	25,000	25,000
Goodwill	286,515	286,515
Inventories	30,655	21,695
Other assets	35,435	48,217
Total assets	$3,631,315	$3,349,512
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$68,268	$75,744
Income tax payable	28,552	8,740
Accrued expenses	183,889	193,277
Current portion of long-term debt	24,465	28,559
Other current liabilities	20,045	88,607
Total current liabilities	325,219	394,927
Accrued solar module collection and recycling liability	101,757	92,799
Long-term debt	114,168	146,399
Other liabilities	77,925	62,600
Total liabilities	619,069	696,725
Stockholders' equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 85,546,131 and 85,208,199 shares issued and outstanding at June 26, 2010 and December 26, 2009, respectively	86	85
Additional paid-in capital	1,694,607	1,658,091
Contingent consideration	1,607	2,844
Accumulated earnings	1,332,750	1,001,363
Accumulated other comprehensive loss	(16,804)	(9,596)
Total stockholders' equity	3,012,246	2,652,787
Total liabilities and stockholders' equity	$3,631,315	$3,349,512

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 26, 2010	June 27, 2009
Cash flows from operating activities:
Cash received from customers	$955,086	$671,786
Cash paid to suppliers and associates	(824,407)	(506,638)
Interest received	12,560	3,294
Interest paid	(2,551)	(4,714)
Income taxes paid, net of refunds	(31,712)	(64,597)
Excess tax benefit from share-based compensation arrangements	—	(15,351)
Other operating activities	(1,376)	(970)
Net cash provided by operating activities	107,600	82,810
Cash flows from investing activities:
Purchases of property, plant and equipment	(239,506)	(145,966)
Purchases of marketable securities and investments	(267,304)	(264,881)
Proceeds from maturities of marketable securities and investments	59,256	42,000
Proceeds from sales of marketable securities and investments	203,903	29,783
Investment in notes receivable	—	(35,383)
Payments received on notes receivables	61,658	—
Increase in restricted investments	(43,064)	(42,439)
Acquisitions, net of cash acquired	—	318
Other investing activities	1,308	(1,167)
Net cash used in investing activities	(223,749)	(417,735)
Cash flows from financing activities:
Proceeds from stock option exercises	3,709	3,820
Repayment of long-term debt	(14,004)	(14,256)
Proceeds from issuance of debt, net of issuance costs	—	48,622
Excess tax benefit from share-based compensation arrangements	—	15,351
Proceeds from economic development funding	—	615
Other financing activities	(2)	(2)
Net cash (used in) provided by financing activities	(10,297)	54,150
Effect of exchange rate changes on cash and cash equivalents	(27,571)	(6,283)
Net decrease in cash and cash equivalents	(154,017)	(287,058)
Cash and cash equivalents, beginning of the period	664,499	716,218
Cash and cash equivalents, end of the period	$510,482	$429,160
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$30,457	$48,041

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Six Months Ended June 26, 2010

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months and six months ended June 26, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period. The balance sheet at December 26, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 26, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

We currently report our results of operations using a 52 or 53 week fiscal year, which ends on the Saturday on or before December 31. Our fiscal quarters end on the Saturday closest to the end of the applicable calendar quarter. As discussed in "Part II, Item 5. Other Information," of this Quarterly Report on Form 10-Q, on July 27, 2010 our board of directors changed our fiscal year to a calendar year, such that fiscal 2010 will end on December 31, 2010. In addition, effective January 1, 2011, our fiscal quarters shall be calendar quarters.

Unless expressly stated or the context otherwise requires, the terms "we," "our," "us," and "First Solar" refer to First Solar, Inc. and its subsidiaries.

Note 2. Summary of Significant Accounting Policies

These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and notes thereto for the year ended December 26, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. Our significant accounting policies reflect the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic (ASC) 605, Revenue Recognition - Multiple Deliverable Revenue Arrangements, in the first quarter of 2010.

Note 3. Recent Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements. This ASU removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. All the amendments in ASU 2010-09 were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have any impact on our financial position, results of operations, or cash flows.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives. This ASU removes a scope exception, and an entity that has a beneficial interest in securitized financial assets that includes a credit derivative feature, other than in the form of the transfer of credit risk by subordination of one financial instrument to another, must evaluate that feature for bifurcation from the host financial asset in accordance with the guidance at ASC 815. ASU 2010-11 is effective at the beginning of a reporting entity's first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of an entity's first fiscal quarter beginning after March 5, 2010. The adoption of ASU 2010-11 at the beginning of our second fiscal quarter in 2010 did not have a material impact on our financial position, results of operations, or cash flows.

Note 4. Acquisitions

OptiSolar

On April 3, 2009, we completed the acquisition of the solar power project development business (the Project Business) of OptiSolar Inc. (OptiSolar), which included a multi-gigawatt project pipeline. We have integrated the acquired project pipeline of OptiSolar into our systems business, which provides a complete photovoltaic (PV) solar power system solution, including project development, EPC services, O&M services and, when required, project finance.

Pursuant to an Agreement and Plan of Merger (the Merger Agreement) dated March 2, 2009, by and among First Solar, Inc., First Solar Acquisition Corp. (Merger Sub), OptiSolar and OptiSolar Holdings LLC (OptiSolar Holdings), Merger Sub merged with and into OptiSolar, with OptiSolar surviving as a wholly-owned subsidiary of First Solar, Inc. (the Merger). Pursuant to the Merger, all the outstanding shares of common stock of OptiSolar held by OptiSolar Holdings were exchanged for 2,972,420 shares of First Solar common stock, par value $0.001 per share (the Merger Shares), of which 732,789 shares were issued and deposited with an escrow agent to support certain indemnification obligations of OptiSolar Holdings. On April 16, 2010, 183,197 shares of the common stock deposited with an escrow agent were released.

Also, 355,096 shares were holdback shares as further described below under “Contingent Consideration” (the “Holdback Shares”). As of June 26, 2010, 2,960,461 Merger Shares had been issued. The period during which claims for indemnification from the escrow fund may be initiated began on April 3, 2009 and will end on April 3, 2011.

Purchase Price Consideration

The total consideration for this acquisition, based on the closing price of our common stock on April 3, 2009 of $134.38 per share, was $399.4 million.

Contingent Consideration

Pursuant to the Merger Agreement, of the 2,972,420 Merger Shares, as of April 3, 2009, 355,096 shares were Holdback Shares that were issuable to OptiSolar Holdings upon satisfaction of conditions relating to certain then-existing liabilities of OptiSolar. As of June 26, 2010, 343,137 Holdback Shares had been issued to OptiSolar Holdings. The estimated fair value of the 11,959 Holdback Shares remaining to be issued at June 26, 2010 was $1.6 million and has been classified separately within stockholders' equity on our balance sheet.

Acquisition Related Costs

Acquisition-related costs recognized in the three and six months ended June 27, 2009, included transaction costs and integration costs, which we have classified in selling, general and administrative expense in our statement of operations. During the three and six months ended June 27, 2009, transaction costs such as legal, accounting, and other professional services were $0.2 million and $1.6 million, respectively. Integration related costs during the three and six months ended June 27, 2009 were $0.5 million and $0.6 million, respectively.

         Goodwill

We recorded the excess of the acquisition date fair value of consideration transferred over the estimated fair value of the net tangible assets and intangible assets acquired as goodwill. Underlying our financial rationale for the price we paid to acquire OptiSolar were synergies and economies of scale that we expected would inure to our solar module business from our having control over OptiSolar's project pipeline. Subsequent to the acquisition of OptiSolar, we adjusted goodwill downward during 2009 by $8.5 million as additional information relating to acquired deferred tax assets became available. We have allocated $251.3 million and $1.4 million of this goodwill to our components reporting segment and our systems segment, respectively. We allocated the majority of the goodwill from the OptiSolar acquisition to the components segment, since the systems segment functions as an "enabler" for the components segment to drive module throughput. This goodwill is not deductible for tax purposes.

Acquired project assets

Management engaged a third-party valuation firm to assist with the determination of the fair value of the acquired project development business. In our determination of the fair value of the project assets acquired, we considered, among other factors, three generally accepted valuation approaches: the income approach, market approach, and cost approach. We selected the approaches that are most indicative of fair value of the assets acquired. We used the income approach to calculate the fair value of the acquired project assets based on estimates and assumptions of future performance of these project assets provided by OptiSolar's and our management. We used the market approach to determine the fair value of the land acquired with those assets.

Note 5. Goodwill

Goodwill

On November 30, 2007, we acquired 100% of the outstanding membership interests of Turner Renewable Energy, LLC. Under the purchase method of accounting, we allocated $33.4 million to goodwill through December 29, 2007, which represents the excess of the purchase price over the fair value of the identifiable net tangible and intangible assets of Turner Renewable Energy, LLC. All of this goodwill was allocated to our systems segment. At June 26, 2010 and December 26, 2009, the carrying amount of this goodwill was $33.8 million.

On April 3, 2009 we acquired the solar power project development business of OptiSolar. Under the acquisition method of accounting, we allocated $261.1 million to goodwill (excluding subsequent adjustments of $8.5 million), which primarily represents the synergies and economies of scale expected from acquiring OptiSolar's project pipeline and using our solar modules in the acquired projects.

During 2009, we adjusted goodwill downward by $8.5 million as additional information relating to acquired deferred tax assets became available. We have allocated $251.3 million and $1.4 million of this goodwill to our components reporting segment and systems segment, respectively. At June 26, 2010 and December 26, 2009, the carrying amount of this goodwill was $252.7 million. See Note 4. “Acquisitions,” to these condensed consolidated financial statements for additional information about this acquisition.

The changes in the carrying amount of goodwill for the six months ended June 26, 2010 were as follows (in thousands):

	Components	Systems	Consolidated
Ending balance, December 26, 2009	$251,275	$35,240	$286,515
Adjustments	—	—	—
Ending balance, June 26, 2010	$251,275	$35,240	$286,515

ASC 350, Intangibles - Goodwill and Other, requires us to test goodwill for impairment at least annually, or sooner, if facts or circumstances between scheduled annual tests indicate that it is more likely than not that the fair value of a reporting unit that has goodwill might be less than its carrying value. Currently our operating segments and reporting units are identical. We determine fair value for our reporting units referring to the price that would be received to sell the unit as whole in an orderly transaction between market participants at the measurement date. For the goodwill assessment of our systems business, we believe that a typical market participant for the sale of our systems reporting unit would be a solar module manufacturer seeking to acquire a systems business with a large pipeline of utility-scale solar power plant projects, with the intent that these projects would provide a captive outlet for additional future solar module production. Therefore, we model the systems reporting unit's future performance for purposes of applying the income and cost methods of fair value measurement to include some of the profitability associated with the solar module element of the solar power plant that it builds and sells.

We performed our goodwill impairment test in the fourth fiscal quarter of the year ended December 26, 2009 and determined that the fair value of our goodwill substantially exceeded the carrying value for each individual reporting unit. Therefore we concluded that our goodwill was not impaired. We have also concluded that there have been no changes in facts and circumstances since the date of that test that would trigger an interim goodwill impairment test.

Note 6. Cash, Marketable Securities, and Investments

Cash, cash equivalents, marketable securities, and investments consisted of the following at June 26, 2010 and December 26, 2009 (in thousands):

	June 26, 2010	December 26, 2009
Cash and cash equivalents:
Cash	$267,366	$269,068
Cash equivalents:
Commercial paper	6,796	—
Money market mutual funds	236,320	395,431
Total cash and cash equivalents	510,482	664,499
Marketable securities and investments:
Asset-backed securities	865	5,544
Certificates of deposit	10,700	—
Commercial paper	10,792	—
Corporate debt securities	134,022	115,248
Federal agency debt	41,645	78,911
Foreign agency debt	187,214	168,963
Foreign government obligations	14,652	10,128
Supranational debt	48,107	71,050
U.S. government obligations	2,013	—
Total marketable securities and investments	450,010	449,844
Total cash, cash equivalents, marketable securities, and investments	$960,492	$1,114,343

We have classified our marketable securities as “available-for-sale.” Accordingly, we record them at fair value and account for net unrealized gains and losses as a part of accumulated other comprehensive income. We report realized gains and losses on the sale of our marketable securities in earnings, computed using the specific identification method. During the three and six months ended June 26, 2010, we realized $0.4 million and $0.7 million in gains and $0.4 million and $0.5 million in losses on our marketable securities. During the three and six months ended June 27, 2009, we realized an immaterial amount in gains and did not realize any losses on our marketable securities. See Note 10. “Fair Value Measurement,” to these condensed consolidated financial statements for information about the fair value measurement of our marketable securities.

All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider a marketable debt security to be impaired when its fair value is less than its carrying cost, in which case we would further review the investment to determine whether it is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, our intent to sell, and whether it is more likely than not we will be required to sell the investment before we have recovered its cost basis. If an investment is other-than-temporarily impaired, we write it down through earnings to its impaired value and establish that as a new cost basis for the investment. We did not identify any of our marketable securities as other-than-temporarily impaired at June 26, 2010 and December 26, 2009.

The following table summarizes the unrealized gains and losses related to our investments in marketable securities designated as available-for-sale, by major security type, as of June 26, 2010 and December 26, 2009 (in thousands):

	As of June 26, 2010
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$857	$9	$1	$865
Certificates of deposit	10,702	—	2	10,700
Commercial paper	10,792	—	—	10,792
Corporate debt securities	133,613	537	128	134,022
Federal agency debt	41,619	26	—	41,645
Foreign agency debt	186,908	379	73	187,214
Foreign government obligations	14,603	58	9	14,652
Supranational debt	47,897	210	—	48,107
U.S. government obligations	2,008	5	—	2,013
Total	$448,999	$1,224	$213	$450,010

	As of December 26, 2009
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$5,528	$19	$3	$5,544
Corporate debt securities	114,912	475	139	115,248
Federal agency debt	78,803	108	—	78,911
Foreign agency debt	168,541	588	166	168,963
Foreign government obligations	10,057	71	—	10,128
Supranational debt	70,807	269	26	71,050
Total	$448,648	$1,530	$334	$449,844

Contractual maturities of our available-for-sale marketable securities and investments as of June 26, 2010 and December 26, 2009 were as follows (in thousands):

	As of June 26, 2010
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$285,607	$563	$177	$285,993
One year to two years	161,679	661	36	162,304
Two years to three years	1,713	—	—	1,713
Total	$448,999	$1,224	$213	$450,010

	As of December 26, 2009
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$119,911	$327	$2	$120,236
One year to two years	269,488	963	185	270,266
Two years to three years	59,249	240	147	59,342
Total	$448,648	$1,530	$334	$449,844

The net unrealized gain of $1.0 million and $1.2 million as of June 26, 2010 and December 26, 2009, respectively, on our available-for-sale marketable securities and investments was primarily the result of changes in interest rates. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or higher and limits the security types, issuer concentration, and duration of our investments.

The following table shows gross unrealized losses and estimated fair values for those investments that were in an unrealized loss position as of June 26, 2010 and December 26, 2009, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 26, 2010
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Asset-backed securities	$237	$1	$—	$—	$237	$1
Certificates of deposit	2,000	2	—	—	2,000	2
Corporate debt securities	58,908	128	—	—	58,908	128
Foreign agency debt	53,580	73	—	—	53,580	73
Foreign government obligations	4,557	9	—	—	4,557	9
Total	$119,282	$213	$—	$—	$119,282	$213

	As of December 26, 2009
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Asset-backed securities	$2,868	$3	$—	$—	$2,868	$3
Corporate debt securities	32,303	139	—	—	32,303	139
Foreign agency debt	45,329	166	—	—	45,329	166
Supranational debt	7,201	26	—	—	7,201	26
Total	$87,701	$334	$—	$—	$87,701	$334

Note 7. Restricted Cash and Investments

Restricted cash and investments consisted of the following at June 26, 2010 and December 26, 2009 (in thousands):

	June 26, 2010	December 26, 2009
Restricted cash	$39	$27
Restricted investments	81,064	36,467
Total restricted cash and investments - noncurrent	$81,103	$36,494

At June 26, 2010 and December 26, 2009, our restricted investments consisted of long-term marketable securities that we hold through a custodial account to fund future costs of our solar module collection and recycling program.

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

The following table summarizes unrealized gains and losses related to our restricted investments in marketable securities designated as available-for-sale by major security type as of June 26, 2010 and December 26, 2009 (in thousands):

	As of June 26, 2010
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$66,571	$8,387	$—	$74,958
U.S. government obligations	5,424	682	—	6,106
Total	$71,995	$9,069	$—	$81,064

	As of December 26, 2009
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$34,403	$1,308	$—	$35,711
U.S. government obligations	783	—	27	756
Total	$35,186	$1,308	$27	$36,467

As of June 26, 2010 and December 26, 2009, the contractual maturities of these available-for-sale marketable securities were between 18 years and 26 years.

Note 8. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade consisted of the following at June 26, 2010 and December 26, 2009 (in thousands):

	June 26, 2010	December 26, 2009
Accounts receivable trade, gross	$256,344	$227,816
Allowance for doubtful accounts	—	(990)
Accounts receivable trade, net	$256,344	$226,826

The increase in accounts receivable trade during the six months ended June 26, 2010 was mainly due to higher shipment volumes and the timing of shipments to customers during the period.

During the third quarter of 2009, we amended our Long-Term Supply Contracts with certain of our customers to implement a program which provided a price rebate to these customers for solar modules purchased from us. The intent of this program was to enable our customers to successfully compete in our core German market and to adjust for eligible customers the sale price (which was documented in framework agreements entered into several years ago) in light of current market conditions. The rebate period was originally structured to end at the end of 2010; however, we expect to extend the program into 2011 with certain modifications, including applicability to certain European geographies in addition to Germany.  As was the case in 2009, the rebate amounts were and will be established so as to enable the sell-through of our products at competitive prices. The amount of rebate earned during a fiscal quarter is based on (i) the volume of solar modules shipped to a customer (measured in watts), (ii) the volume of solar modules registered for eligible projects (measured in watts), provided that those solar modules were invoiced by the buyer to an end customer, and (iii) the rebate rate. The rebate program applies a specified rebate rate to solar modules sold for solar power projects in certain geographies. Customers need to meet certain requirements in order to be eligible for and benefit from this program. As of June 26, 2010, we have experienced 100% participation in this program by eligible customers.

We account for these rebates as a reduction to the selling price of our solar modules and, therefore, as a reduction in revenue at the time of sale and recognize a contra-asset within accounts receivable trade, net. No rebates granted under this program can be claimed as cash; instead, rebates may only be applied to reduce outstanding accounts receivable balances. During the three and six months ended June 26, 2010, we extended rebates to customers in the amount of €15.6 million and €35.6 million, respectively, ($20.6 million and $48.4 million at the average exchange rate of $1.32/€1.00 and $1.36/€1.00, respectively). At June 26, 2010, we had €29.5 million ($36.6 million at the balance sheet close rate on June 26, 2010 of $1.24/€1.00) of rebate claims accrued, which reduced our accounts receivable accordingly. At December 26, 2009, we had €54.3 million ($67.3 million at the balance sheet close rate on June 26, 2010 of $1.24/€1.00) of rebate claims accrued.

In June 2009, we provided an allowance for doubtful accounts receivable in the amount of $7.0 million due to uncertainty about the collectibility of the outstanding accounts receivable from a specific customer. As of December 26, 2009, we had collected $6.0 million of the overdue accounts receivable from this specific customer and reduced our allowance for the doubtful account accordingly. During the three months ended March 27, 2010, we collected the remaining $1.0 million.

Accounts receivable, unbilled

Accounts receivable, unbilled represents revenue that has been recognized in advance of billing the customer. Typically, this is common for long-term construction contracts. For example, we recognize revenue from long-term contracts for the construction and sale of solar power systems which include the sale of project assets over the contractual period under applicable accounting methods. One applicable accounting method is the percentage-of-completion method of accounting, where sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs for completing the entire contract. Under this accounting method, it is possible that revenue could be recognized under applicable revenue recognition criteria in advance of billing the customer, resulting in an amount recorded to "accounts receivable, unbilled." Once we meet the billing criteria under a contract, we bill our customer accordingly and reclassify the “accounts receivable, unbilled” to “accounts receivable trade, net.” Billing criteria vary by contract, but are generally structured around completion of certain construction milestones.

Accounts receivable, unbilled were $105.3 million and $0.1 million at June 26, 2010 and December 26, 2009, respectively. The increase was primarily due to the recognition of revenue related to our systems business projects. We expect to bill and collect these amounts within the next 12 months.

Inventories

Inventories consisted of the following at June 26, 2010 and December 26, 2009 (in thousands):

	June 26, 2010	December 26, 2009
Raw materials	$136,604	$122,282
Work in process	5,858	6,248
Finished goods	82,501	45,986
Total inventories	$224,963	$174,516
Inventories - current	$194,308	$152,821
Inventories - noncurrent (1)	$30,655	$21,695

(1)    We purchase a critical raw material that is heavily used in our core production process in quantities that anticipate confident, but long-term future demand. We classify the raw materials that we do not expect will be consumed within our operating cycle (which is 12 months), as noncurrent.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at June 26, 2010 and December 26, 2009 (in thousands):

	June 26, 2010	December 26, 2009
Prepaid expenses	$31,733	$33,095
Deferred project costs	127,277	36,670
Notes receivable (See Note 12. "Notes Receivable")	—	50,531
Derivative instruments	41,357	7,909
Other current assets	43,686	35,866
Total prepaid expenses and other current assets	$244,053	$164,071

Deferred project costs represent capitalized costs associated with revenue that we have deferred for project development or project construction contracts signed with a third party, typically under an EPC agreement or other contractual arrangements, for which the revenue recognition criteria have not been met. For systems business arrangements that do not involve real estate, we generally record deferred project costs in instances in which we incur project costs prior to entering into a definitive sales arrangement or in which we are recognizing revenue based on the completed contract method and the project is not complete. For systems business arrangements that we account for as real estate transactions, we generally record deferred project costs after we have entered into a definitive sales agreement, but before we have met the criteria to recognize the sale as revenue.

Project Assets - Current and Noncurrent

Project assets - current and noncurrent consisted of the following at June 26, 2010 and December 26, 2009 (in thousands):

	June 26, 2010	December 26, 2009
Project assets acquired through OptiSolar	$71,037	$71,037
Project assets - land	14,942	1,452
Project assets - other	54,195	60,007
Total project assets	$140,174	$132,496
Total project assets - current	$109	$1,081
Total project assets - noncurrent	$140,065	$131,415

In connection with the acquisition of the solar power project development business of OptiSolar, we measured at fair value certain acquired project assets based on the varying development stages of each project asset on the acquisition date. Subsequent to the acquisition of OptiSolar, we incurred additional costs to further develop these projects. Once we enter into a definitive sales agreement, we reclassify these costs to deferred project costs on our balance sheet. We expense these project assets to cost of sales as each respective project asset or solar power system is sold to a customer, as the project is constructed for a customer (matching the underlying revenue recognition method), or if we determine that the project is commercially not viable.

We review projects assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider a project commercially viable if it is anticipated to be sellable for a profit once it is either fully developed or fully constructed. We consider a partially developed or partially constructed project commercially viable, if the anticipated selling price is higher than the carrying value of the related project assets. We examine a number of factors to determine if the project will be profitable, the most notable of which are whether there are any environmental, ecological, permitting or regulatory conditions that have changed for the project since the start of development. Such changes could cause the cost of the project to increase or the selling price of the project to decrease.

Project assets consist primarily of costs relating to solar power projects in various stages of development that we capitalize prior to the sale of the solar power project to a third party for further project development or the signing of a project construction contract. These costs include costs for land and costs for developing and constructing a solar power plant. Development costs can include legal, consulting, permitting, and other similar costs. Once we enter into a definitive sales agreement, we reclassify these costs to deferred project costs on our balance sheet until we are able to recognize the sale of the project assets as revenue.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at June 26, 2010 and December 26, 2009 (in thousands):

	June 26, 2010	December 26, 2009
Buildings and improvements	$240,344	$239,088
Machinery and equipment	818,304	813,281
Office equipment and furniture	44,657	38,845
Leasehold improvements	19,153	15,870
Depreciable property, plant and equipment, gross	1,122,458	1,107,084
Accumulated depreciation	(287,085)	(225,790)
Depreciable property, plant and equipment, net	835,373	881,294
Land	4,875	4,995
Construction in progress	254,629	102,493
Property, plant and equipment, net	$1,094,877	$988,782

During the six months ended June 26, 2010, we were granted a $16.3 million tax credit under the Advanced Energy Tax Credit program enacted by the American Reinvestment and Recovery Act of 2009 for the expansion of our Perrysburg, Ohio manufacturing facility. As a result, we reduced the acquisition cost for the expansion of this facility accordingly. Depreciation of property, plant, and equipment was $36.2 million and $28.5 million for the three months ended June 26, 2010 and June 27, 2009, respectively, and was $72.8 million and $54.3 million for the six months ended June 26, 2010 and June 27, 2009, respectively.

Capitalized Interest

We capitalized interest costs incurred into our property, plant and equipment or our project assets/deferred project costs as follows during the three and six months ended June 26, 2010 and June 27, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Interest cost incurred	$(1,923)	$(4,693)	$(4,198)	$(7,107)
Interest cost capitalized - property, plant and equipment	1,283	866	1,701	2,345
Interest cost capitalized - project assets and deferred project costs	634	—	2,491	—
Interest expense, net	$(6)	$(3,827)	$(6)	$(4,762)

Accrued expenses

Accrued expenses consisted of the following at June 26, 2010 and December 26, 2009 (in thousands):

	June 26, 2010	December 26, 2009
Accrued compensation and benefits	$32,397	$53,856
Accrued property, plant and equipment	15,947	35,811
Accrued inventory	36,392	27,542
Product warranty liability - current	8,546	8,216
Nonrecurring expenses in excess of normal product warranty liability and related expenses	27,382	6,595
Other accrued expenses	63,225	61,257
Total accrued expenses	$183,889	$193,277

The above-referenced $27.4 million of accrued nonrecurring expenses in excess of normal product liability as of June 26, 2010 consists of the following, each related to the manufacturing excursion described below: (i) $21.8 million in estimated expenses for certain module replacement efforts voluntarily undertaken by us beyond the normal product warranty (appearing in results of operations under “cost of sales”); and (ii) $5.6 million in estimated nonrecurring post-sale expenses (appearing in results of operations under “selling, general and administrative”). During the period from June 2008 to June 2009, a manufacturing excursion occurred affecting less than 4% of the total product manufactured within the period. The excursion could result in possible premature power loss in the affected modules. The root cause was identified and subsequently mitigated in June 2009. On-going testing confirms the corrective actions are effective. We have been working directly with impacted customers to replace the affected modules and these efforts are well underway and, in some cases, complete.  Some of these efforts go beyond our normal warranty coverage.

Other current liabilities

Other current liabilities consisted of the following at June 26, 2010 and December 26, 2009 (in thousands):

	June 26, 2010	December 26, 2009
Deferred revenue (1)	$—	$31,127
Derivative instruments	2,065	30,781
Other current liabilities	17,980	26,699
Total other current liabilities	$20,045	$88,607

(1)    Deferred revenue will be recognized in net sales once all revenue recognition criteria have been met.

Other liabilities

Other liabilities consisted of the following at June 26, 2010 and December 26, 2009 (in thousands):

	June 26, 2010	December 26, 2009
Other taxes payable	$38,634	$28,889
Other noncurrent liabilities	39,291	33,711
Total other liabilities	$77,925	$62,600

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

Depending on the terms of the specific derivative instruments and market conditions, some of our derivative instruments may be assets and others liabilities at any particular point in time. As required by ASC 815, Derivatives and Hedging, we report all of our derivative instruments that are within the scope of that accounting standard at fair value on our balance sheet. Depending on the substance of the hedging purpose for our derivative instruments, we account for changes in the fair value of some of them using cash-flow-hedge accounting pursuant to ASC 815 and of others by recording the changes in fair value directly to current earnings (so-called “economic hedges”). These accounting approaches and the various classes of risk that we are exposed to in our business and the risk management systems using derivative instruments that we apply to these risks are described below. See Note 10. “Fair Value Measurement,” to these condensed consolidated financial statements for information about the techniques we use to measure the fair value of our derivative instruments.

The following tables present the fair values of derivative instruments included in our consolidated balance sheet as of June 26, 2010 and December 26, 2009 (in thousands):

	June 26, 2010
	Other Assets - Current	Other Assets - Noncurrent	Other Liabilities - Current	Other Liabilities - Noncurrent
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$37,824	$1,236	$4	$44
Interest rate swap contracts	—	—	340	1,564
Total derivatives designated as hedging instruments	37,824	1,236	344	1,608

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	3,533	—	1,721	—
Total derivatives not designated as hedging instruments	3,533	—	1,721	—

Total derivative instruments	$41,357	$1,236	$2,065	$1,608

	December 26, 2009
	Other Assets - Current	Other Assets - Noncurrent	Other Liabilities - Current	Other Liabilities - Noncurrent
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$3,781	$—	$19,723	$—
Interest rate swap contracts	—	—	178	905
Total derivatives designated as hedging instruments	3,781	—	19,901	905

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	4,128	—	10,880	—
Total derivatives not designated as hedging instruments	4,128	—	10,880	—

Total derivative instruments	$7,909	$—	$30,781	$905

The following tables present the amounts related to derivative instruments affecting our consolidated statement of operations for the three and six months ended June 26, 2010 and June 27, 2009 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended	Six Months Ended	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended	Six Months Ended
Derivative Type	June 26, 2010	June 26, 2010		June 26, 2010	June 26, 2010
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$18,055	$54,954	Net sales	$27,938	$29,233
Interest rate swaps	(366)	(821)	Interest income (expense)	(314)	(633)
Total derivatives designated as cash flow hedges	$17,689	$54,133		$27,624	$28,600

	Amount of Gain (Loss) on Derivatives Recognized in Income
	Three Months Ended	Six Months Ended	Location of Gain (Loss) Recognized in Income on Derivatives
Derivative Type	June 26, 2010	June 26, 2010
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$27,938	$29,233	Net sales
Interest rate swaps	$(314)	$(633)	Interest income (expense)

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$(4,958)	$(10,521)	Other income (expense)
Foreign exchange forward contracts	$(2,714)	$(7,228)	Cost of sales
Foreign exchange forward contracts	$340	$—	Net sales

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended	Six Months Ended	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended	Six Months Ended
Derivative Type	June 27, 2009	June 27, 2009		June 27, 2009	June 27, 2009
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$(50,987)	$(27,111)	Net sales	$9,634	$31,824
Interest rate swaps	1,870	1,093	Interest income (expense)	(2,391)	(2,525)
Total derivatives designated as cash flow hedges	$(49,117)	$(26,018)		$7,243	$29,299

	Amount of Gain (Loss) on Derivatives Recognized in Income
	Three Months Ended	Six Months Ended	Location of Gain (Loss) Recognized in Income on Derivatives
Derivative Type	June 27, 2009	June 27, 2009
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$9,634	$31,824	Net sales
Interest rate swaps	$(2,391)	$(2,525)	Interest income (expense)

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$(42)	$(4,931)	Other income (expense)
Foreign exchange forward contracts	$2,524	$1,069	Cost of sales

Credit default swaps	$(459)	$(1,459)	Other income (expense)

Interest Rate Risk

We use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use such swap agreements for speculative or trading purposes. On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian credit facility, which became effective on September 30, 2009 with a notional value of €57.3 million ($71.1 million at the balance sheet close rate on June 26, 2010 of $1.24/€1.00) and pursuant to which we are entitled to receive a six-month floating interest rate, the Euro Interbank Offered Rate (Euribor), and required to pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of June 26, 2010, the notional value of this interest rate swap contract was €52.6 million ($65.2 million at the balance sheet close rate on June 26, 2010 of $1.24/€1.00). This derivative instrument qualifies for accounting as a cash flow hedge in accordance with FASB ASC 815 and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at June 26, 2010.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of the components of our business to have material future cash flows, including revenues and expenses that will be denominated in currencies other than the component's functional currency. Our primary cash flow exposures are customer collections and vendor payments. Changes in the exchange rates between our components' functional currencies and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge the value of a portion of these forecasted cash flows. As of June 26, 2010, these foreign exchange contracts hedge our forecasted future cash flows for up to 18 months. These foreign exchange contracts qualified for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of the derivative's gain or loss in “Accumulated other comprehensive income (loss)” and subsequently reclassify amounts into earnings when the hedged transaction is settled. We determined that these derivative financial instruments were highly effective as cash flow hedges at June 26, 2010. In addition, during the six months ended June 26, 2010, we did not discontinue any cash flow hedges because a hedging relationship was no longer highly effective or it was probable that a forecasted transaction would not occur.

During the six months ended June 26, 2010, we purchased foreign exchange forward contracts to hedge the exchange risk on forecasted cash flows denominated in euro. As of June 26, 2010, the unrealized gain on these contracts was $39.0 million and the total notional value of the contracts was €402.0 million ($498.5 million at the balance sheet close rate on June 26, 2010 of $1.24/€1.00). The weighted average forward exchange rate for these contracts was $1.34/€1.00 at June 26, 2010.

In the following 12 months, we expect to reclassify to earnings $37.8 million of net unrealized gains related to these forward contracts that are included in accumulated other comprehensive loss at June 26, 2010 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rate when we realize the related forecasted transaction. During the three and six months ended June 26, 2010, we realized a gain of $27.6 million and $28.6 million, respectively, related to our cash flow hedges.

Transaction Exposure

Many components of our business have assets and liabilities (primarily receivables, investments, accounts payable, debt, solar module collection and recycling liabilities, and inter-company transactions) that are denominated in currencies other than the relevant entity's functional currencies. Changes in the exchange rates between our components' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in our reported consolidated financial position, results of operations, and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to hedge assets and liabilities against the short-term effects of currency exchange rate fluctuations. The gains and losses on the foreign exchange forward contracts will offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency assets and liabilities.

During the six months ended June 26, 2010, we purchased foreign exchange forward contracts to hedge balance sheet exposures related to transactions with third parties. We recognize gains or losses from the fluctuation in foreign exchange rates and the valuation of these derivative contracts in cost of sales and foreign currency gain (loss) on our consolidated statements of operations, depending on where the gain or loss from the hedged item is classified on our consolidated statement of operations. As of June 26, 2010, the total unrealized gain on our foreign exchange forward contracts was $1.8 million. These contracts have maturities of less than two months.

As of June 26, 2010, the notional values of our foreign exchange forward contracts were as follows (notional amounts and U.S. dollar equivalents in millions):

				Balance sheet close rate on
Transaction	Currency	Notional Amount	U.S. Equivalent	June 26, 2010
Purchase	Euro	€ 242.5	$300.7	$1.24/€1.00
Sell	Euro	€ 121.1	$150.2	$1.24/€1.00
Purchase	Malaysian ringgits	MYR 154.5	$47.9	$0.31/MYR1.00
Sell	Malaysian ringgits	MYR 54.3	$16.8	$0.31/MYR1.00
Purchase	Japanese yen	JPY 200.0	$2.0	$0.01/JPY1.00
Sell	Japanese yen	JPY 30.0	$0.3	$0.01/JPY1.00
Purchase	Canadian dollar	CAD 6.2	$6.0	$0.97/CAD1.00
Sell	Canadian dollar	CAD 15.0	$14.6	$0.97/CAD1.00

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

Note 10. Fair Value Measurement

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides financial statement disclosure requirements for fair value measurements. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) on the measurement date in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. ASC 820 specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

•
Level 1 - Valuation techniques in which all significant inputs are unadjusted quoted prices from active markets for assets or liabilities that are identical to the assets or liabilities being measured.

•
Level 2 - Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices for assets or liabilities that are identical or similar to the assets or liabilities being measured from markets that are not active. Also, model-derived valuations in which all significant inputs and significant value drivers are observable in active markets are Level 2 valuation techniques.

•
Level 3 - Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect our own assumptions about the assumptions that market participants would use to price an asset or liability.

When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring or on a one-time basis:

•
Cash equivalents. At June 26, 2010, our cash equivalents consisted of commercial paper and money market mutual funds. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1. We value our commercial paper cash equivalents using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2.

•
Marketable securities and investments. At June 26, 2010, our marketable securities and investments consisted of asset-backed securities, certificates of deposit, commercial paper, corporate debt securities, federal and foreign agency debt, U.S. and foreign government obligations, and supranational debt. We value our marketable securities using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We also consider the effect of our counterparties' credit standings in these fair value measurements.

•
Derivative assets and liabilities. At June 26, 2010, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and interest rate swap contracts involving benchmark interest rates. Since our derivative assets and liabilities are not traded on an exchange, we value them using industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the terms of the instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our own credit standing and that of our counterparties in our valuations of our derivative assets and liabilities.

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

At June 26, 2010 and December 26, 2009, information about inputs into the fair value measurements of our assets and liabilities that we make on a recurring basis was as follows (in thousands):

	As of June 26, 2010
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$6,796	$—	$6,796	$—
Money market mutual fund	236,320	236,320	—	—
Marketable securities and investments:
Asset-backed securities	865	—	865	—
Certificates of deposit	10,700	—	10,700	—
Commercial paper	10,792	—	10,792	—
Corporate debt securities	134,022	—	134,022	—
Federal agency debt	41,645	—	41,645	—
Foreign agency debt	187,214	—	187,214	—
Foreign government obligations	14,652	—	14,652	—
Supranational debt	48,107	—	48,107	—
U.S. government obligations	2,013	—	2,013	—
Derivative assets	42,593	—	42,593	—
Total assets	$735,719	$236,320	$499,399	$—
Liabilities:
Derivative liabilities	$3,673	$—	$3,673	$—

	As of December 26, 2009
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$395,431	$395,431	$—	$—
Marketable securities and investments:
Asset backed securities	5,544	—	5,544	—
Corporate debt securities	115,248	—	115,248	—
Federal agency debt	78,911	—	78,911	—
Foreign agency debt	168,963	—	168,963	—
Foreign government obligations	10,128	—	10,128	—
Supranational debt	71,050	—	71,050	—
Derivative assets	7,909	—	7,909	—
Total assets	$853,184	$395,431	$457,753	$—
Liabilities:
Derivative liabilities	$31,686	$—	$31,686	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial instruments at June 26, 2010 and December 26, 2009 were as follows (in thousands):

	June 26, 2010		December 26, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities, current and noncurrent	$439,310	$439,310	$449,844	$449,844
Investments, current	$10,700	$10,700	$—	$—
Notes receivable - current	$—	$—	$50,531	$50,531
Foreign exchange forward contract assets	$42,593	$42,593	$7,909	$7,909
Restricted investments (excluding restricted cash)	$81,064	$81,064	$36,467	$36,467
Investment in related party	$25,000	$25,000	$25,000	$25,000
Notes receivable - noncurrent	$8,654	$7,853	$25,241	$25,332
Liabilities:
Long-term debt, including current maturities	$138,633	$143,888	$174,958	$178,900
Interest rate swaps	$1,904	$1,904	$1,083	$1,083
Foreign exchange forward contract liabilities	$1,769	$1,769	$30,603	$30,603

The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, restricted cash, accounts payable, income tax payable, and accrued expenses approximate their fair values due to their short maturities; therefore, we exclude them from the foregoing table.

We estimated the fair value of our long-term debt in accordance with ASC 820 using a discounted cash flows approach (an income approach), and we incorporated the credit risk of our counterparty for all asset fair value measurements and our credit risk for all liability fair value measurements.

Note 11. Related Party Transactions

During 2008, we entered into a long-term solar module supply agreement with a company based in the United States that supplies and installs solar power systems to commercial and residential customers and that also qualifies as a related party. During the three months ended June 26, 2010, we did not have any net sales to this related party and during the six months ended June 26, 2010, we recognized $9.6 million in net sales to this related party. At June 26, 2010, we did not have any accounts receivable from this related party.

Note 12. Notes Receivable

On April 8, 2009, we entered into a credit facility agreement with a solar project entity of one of our customers for an available amount of €17.5 million ($21.7 million at the balance sheet close rate on June 26, 2010 of $1.24/€1.00) to provide financing for a photovoltaic power generation facility. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8% per annum and is due on December 31, 2026. As of June 26, 2010 and December 26, 2009, the balance on this credit facility was €7.0 million and €17.5 million, respectively ($8.7 million and $21.7 million at the balance sheet close rate on June 26, 2010 of $1.24/€1.00). The outstanding amount of this credit facility is included within “Other assets” on our consolidated balance sheets.

On April 21, 2009, we entered into a revolving VAT financing facility agreement for an available amount of €9.0 million ($11.2 million at the balance sheet close rate on June 26, 2010 of $1.24/€1.00) with the same solar project entity with which we entered into the credit facility agreement on April 8, 2009. The VAT facility agreement pre-financed the amounts of German value added tax (VAT) and any other tax obligations of similar nature during the construction phase of the photovoltaic power generation facility. Borrowings under this facility were short-term in nature, since the facility was to be repaid when VAT amounts were reimbursed by the government. The VAT facility agreement bore interest at the rate of Euribor plus 1.2% and matures on December 31, 2010. As of June 26, 2010, the facility was fully repaid, including interest, and there was no balance outstanding. As of December 26, 2009, the balance on this financing agreement was €1.4 million ($1.7 million at the balance sheet close rate on June 26, 2010 of $1.24/€1.00). The outstanding amount of this financing agreement was included within “Prepaid expenses and other current assets” on our consolidated balance sheets during the year ended December 26, 2009.

In October 2009, we entered into a fixed rate note with a solar power project entity to finance construction and start-up costs of a photovoltaic facility in Germany. This note provided funding in the amount of €19.2 million ($23.8 million at the balance sheet close rate on June 26, 2010 of $1.24/€1.00). The fixed rate note was due on May 31, 2010 and bore interest at 7% per annum. The fixed rate note was collateralized by a bank account pledge agreement, a security assignment agreement, a partnership interest pledge agreement, and a share pledge agreement. As of June 26, 2010, the fixed rate note was fully repaid, including interest, and there was no balance outstanding. As of December 26, 2009, the full available amount under this fixed rate note was outstanding. The outstanding amount of this fixed rate note was included within “Prepaid expenses and other current assets” on our consolidated balance sheets during the year ended December 26, 2009.

In October 2009, we entered into a fixed rate note with another solar power project entity to finance construction and start-up costs of a photovoltaic facility in Germany. This note provided funding in the amount of €14.5 million ($18.0 million at the balance sheet close rate on June 26, 2010 of $1.24/€1.00). The fixed rate note was due on May 31, 2010 and bore interest at 7% per annum. This fixed rate note was collateralized by a bank account pledge agreement, a security assignment agreement, a guarantee agreement, and share pledge agreement. As of June 26, 2010, the fixed rate note was fully repaid, including interest, and there was no balance outstanding. As of December 26, 2009, the full available amount under this fixed rate note was outstanding. The outstanding amount of this fixed rate note was included within “Prepaid expenses and other current assets” on our consolidated balance sheets during the year ended December 26, 2009.

Note 13. Debt

Our long-term debt at June 26, 2010 and December 26, 2009 consisted of the following (in thousands):

Type	June 26, 2010	December 26, 2009
Malaysian Facility Agreement - Fixed rate term loan	$66,314	$84,166
Malaysian Facility Agreement - Floating rate term loan (1)	66,314	84,166
Director of Development of the State of Ohio	8,986	9,994
Director of Development of the State of Ohio	—	139
Capital lease obligations	—	2
	141,614	178,467
Less unamortized discount	(2,981)	(3,509)
Total long-term debt	138,633	174,958
Less current portion	24,465	28,559
Noncurrent portion	$114,168	$146,399

(1)    We entered into an interest rate swap contract related to this loan. See Note 9. "Derivative Instruments," to these condensed consolidated financial statements.

We did not have any short-term debt at June 26, 2010 and December 26, 2009.

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

 Borrowings under the credit agreement currently bear interest at (i) London Interbank Offered Rate (LIBOR) (adjusted for eurocurrency reserve requirements) plus a margin of 2.75% or (ii) a base rate as defined in the credit agreement plus a margin of

1.75%, depending on the type of borrowing requested by us. These margins are subject to adjustments depending on our consolidated leverage ratio and the credit rating of the facility provided by Moody's Investors Service, Inc. and Standard and Poor's Rating Services.

At June 26, 2010, we had no borrowings outstanding and $53.1 million in letters of credit drawn on the revolving credit facility, leaving approximately $246.9 million in capacity available under the revolving credit facility, $21.9 million of which may be used for letters of credit. As of June 26, 2010, based on applicable indices, the all-in effective three month LIBOR borrowing rate was 3.76%. At December 26, 2009, we had no borrowings outstanding and $46.0 million in letters of credit drawn on the revolving credit facility, leaving approximately $254.0 million in capacity available under the revolving credit facility, $29.0 million of which may have been used for letters of credit.

In addition to paying interest on outstanding principal under the credit agreement, we are required to pay a commitment fee, currently at the rate of 0.375% per annum, to the lenders based on the average daily unused commitments under the facility. The commitment fee may also be adjusted due to changes in our consolidated leverage ratio.

We also pay a letter of credit fee equal to the applicable margin for eurocurrency revolving loans on the face amount of each letter of credit and a fronting fee. Proceeds from the credit facility may be used for working capital and other general corporate purposes.

In connection with our revolving credit facility, we entered into a guarantee and collateral agreement and various foreign security agreements. Loans made to First Solar Manufacturing GmbH (a borrowing subsidiary under the credit facility) are (i) guaranteed by First Solar, Inc. pursuant to the guarantee and collateral agreement, (ii) guaranteed by certain of First Solar, Inc.'s direct and indirect subsidiaries organized under the laws of Germany, pursuant to a German guarantee agreement, (iii) secured by share pledge agreements, (iv) secured by a security interest in intercompany receivables held by First Solar Holdings GmbH, First Solar GmbH, and First Solar Manufacturing GmbH, pursuant to assignment agreements, and (v) subject to a security trust agreement, which sets forth additional terms regarding the foregoing German security documents and arrangements.

The credit agreement contains various financial condition covenants with which we must comply, including a debt to EBITDA ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. Under the credit agreement, we are also subject to customary non-financial covenants, including limitations in secured indebtedness and limitations on dividends and other restricted payments. We were in compliance with these covenants at June 26, 2010.

Malaysian Facility Agreement

On May 6, 2008, in connection with the plant expansion at our Malaysian manufacturing center, First Solar Malaysia Sdn. Bhd. (FS Malaysia), our indirect wholly owned subsidiary, entered into an export financing facility agreement (Malaysian Facility Agreement) with a consortium of banks. The total available loan amount was €134.0 million ($166.2 million at the balance sheet close rate on June 26, 2010 of $1.24/€1.00). Pursuant to the Malaysian Facility Agreement, we began semi-annual repayments of the principal balances of these credit facilities during 2008. Amounts repaid under this credit facility cannot be re-borrowed. These credit facilities consisted of the following (in thousands):

				Outstanding at
Malaysian Borrowings	Denomination	Interest Rate	Maturity	June 26, 2010
Fixed-rate euro-denominated term loan	EUR	4.54%	2016	$66,314
Floating-rate euro-denominated term loan	EUR	Euribor plus 0.55%	2016	66,314
Total (1)				$132,628

(1)    €106.9 million outstanding at June 26, 2010 ($132.6 million at the balance sheet close rate on June 26, 2010 of $1.24/€1.00).

These credit facilities were used by FS Malaysia for the purpose of (1) partially financing the purchase of certain equipment to be used at our Malaysian manufacturing center and (2) financing fees to be paid to Euler-Hermes Kreditversicherungs-AG (Euler-Hermes), the German Export Credit Agency of Hamburg, Federal Republic of Germany, which guarantees 95% of FS Malaysia's obligations related to the Malaysian credit facilities (Hermes Guaranty).

In addition to paying interest on outstanding principal under the facility, FS Malaysia is obligated to pay annual agency fees and security agency fees.

In connection with the Malaysian credit facilities, First Solar, Inc. entered into a first demand guaranty agreement dated May 6, 2008 in favor of the lenders. Thereby FS Malaysia's obligations related to the Malaysian Facility Agreement are guaranteed, on an unsecured basis, by First Solar, Inc.

In connection with the Malaysian credit facilities, all of FS Malaysia's obligations are secured by a first party, first legal charge over the equipment financed by the Malaysian credit facilities and the other documents, contracts, and agreements related to that equipment. Also in connection with the Malaysian credit facilities, any payment claims of First Solar, Inc. against FS Malaysia are subordinated to the claims of the lenders.

The Malaysian Facility Agreement contains various financial covenants with which we must comply, such as debt-to-equity ratios, total leverage ratios, interest coverage ratios, and debt service coverage ratios. The Malaysian Facility Agreement also contains various customary non-financial covenants with which FS Malaysia must comply, including submitting various financial reports and business forecasts to the lenders, maintaining adequate insurance, complying with applicable laws and regulations, and restrictions on FS Malaysia's ability to sell or encumber assets, or make loan guarantees to third parties. We were in compliance with these covenants at June 26, 2010.

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

State of Ohio Loans

During the years ended December 25, 2004 and December 31, 2005, we received the following loans from the Director of Development of the State of Ohio (in thousands):

	Original Loan				Outstanding at
Ohio Borrowings	Amount	Denomination	Interest Rate	Maturity	June 26, 2010
Director of Development of the State of Ohio	$15,000	USD	2.25%	2015	$8,986
Director of Development of the State of Ohio	5,000	USD	0.25% — 3.25%	2009	—
Total	$20,000				$8,986

France Facility Agreement

On March 30, 2010, in connection with the construction of our planned manufacturing facility in Blanquefort, France, First Solar France Manufacturing SAS (FS France), our indirect wholly owned subsidiary, entered into a facility agreement with EDF Energies Nouvelles SA (EDF-EN) for the purpose of partially financing the construction of the manufacturing facility. The total available loan amount under the non-revolving credit facility is a maximum principal amount of €50.0 million ($62.0 million at the balance sheet close rate on June 26, 2010 of $1.24/€1.00). Pursuant to the terms and conditions set forth in the facility agreement, advances will be made available commencing on the start of construction of the French plant and ending June 15, 2012. Advances must be repaid in quarterly installments through the tenth anniversary of the first commercial shipments from the French plant, subject to accelerated mandatory prepayment in the event of a default under the facility, or the termination of the related venture agreement or off-take agreement with EDF-EN and affiliated entities. Amounts repaid under this credit facility cannot be re-borrowed. The borrowings will bear interest at a rate of 4%. Any advances drawn under this facility will be unsecured. As of June 26, 2010, there have been no borrowings under this facility.

Note 14. Commitments and Contingencies

Financial guarantees

In the normal course of business, we occasionally enter into agreements with third parties under which we guarantee the performance of our subsidiaries related to certain service contracts, which may include services such as development, engineering, procurement of permits and equipment, construction management, and monitoring and maintenance related to solar power plants. These agreements meet the definition of a guarantee according to ASC 460, Guarantees. As of June 26, 2010, none of these guarantees were material to our financial position.

Loan guarantees

At June 26, 2010 our only loan guarantees were guarantees of our own debt, as disclosed in Note 13. "Debt,” to these condensed consolidated financial statements.

Commercial commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. Our revolving credit facility provides us the capacity to issue up to $75.0 million in letters of credit at a fee equal to the applicable margin for eurocurrency revolving loans and a fronting fee.  As of June 26, 2010 we had issued $53.1 million in letters of credit under the revolving credit facility, the majority of which were related to supporting our systems business. This leaves approximately $21.9 million of availability for issuance of additional letters of credit as of June 26, 2010.

Product warranties

We offer warranties on our products and record an estimate of the associated liability based on the number of solar modules under warranty at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of our solar modules, and our estimated per-module replacement cost.

Product warranty activity during the three and six months ended June 26, 2010 and June 27, 2009 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Product warranty liability, beginning of period	$23,375	$13,557	$22,583	$11,905
Accruals for new warranties issued (warranty expense)	3,865	3,898	7,672	6,989
Settlements	(3,123)	(146)	(8,973)	(354)
Change in estimate of warranty liability	(255)	104	2,580	(1,127)
Product warranty liability, end of period	$23,862	$17,413	$23,862	$17,413
Current portion of warranty liability			$8,546	$6,517
Noncurrent portion of warranty liability			$15,316	$10,896

Note 15. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as an expense over the grant recipients' requisite service periods, in accordance with ASC 718, Compensation-Stock Compensation. The share-based compensation expense that we recognized in our consolidated statements of operations for the three and six months ended June 26, 2010 and June 27, 2009 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Share-based compensation expense included in:
Cost of sales	$5,566	$3,483	$10,724	$6,502
Research and development	2,957	2,100	5,038	3,919
Selling, general and administrative	16,029	11,854	27,930	21,728
Production start-up	490	320	824	792
Total share-based compensation expense	$25,042	$17,757	$44,516	$32,941

The increase in share-based compensation expense was primarily the result of new awards.

The following table presents our share-based compensation expense by type of award for the three and six months ended

June 26, 2010 and June 27, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Stock options	$577	$1,754	$1,555	$3,808
Restricted stock units	26,646	16,998	44,872	30,241
Unrestricted stock	157	112	307	225
Net amount absorbed into inventory	(2,338)	(1,107)	(2,218)	(1,333)
Total share-based compensation expense	$25,042	$17,757	$44,516	$32,941

Share-based compensation cost capitalized in our inventory was $3.2 million and $1.0 million at June 26, 2010 and December 26, 2009, respectively. As of June 26, 2010, we had $1.8 million of unrecognized share-based compensation cost related to unvested stock option awards, which we expect to recognize as an expense over a weighted-average period of approximately 0.5 years, and $173.6 million of unrecognized share-based compensation cost related to unvested restricted stock units, which we expect to recognize as an expense over a weighted-average period of approximately 2.1 years.

Note 16. Income Taxes

Our Malaysian subsidiary has been granted a tax holiday for a period of 16.5 years, which was originally scheduled to commence on January 1, 2009. The tax holiday, which generally provides for a 100% exemption from Malaysian income tax, is conditional upon our continued compliance in meeting certain employment and investment thresholds. On January 9, 2009, we received formal approval granting our request to pull forward this previously approved tax holiday by one year; the result of which was an $11.5 million reduction in the amount of income taxes previously accrued during the year ended December 27, 2008. As a result, we recognized an income tax benefit of $11.5 million during the six months ended June 27, 2009. In January 2010, in connection with the expansion of our Malaysian manufacturing operations, we were granted an extension of the previously approved tax holiday by three years, contingent upon meeting additional investment requirements.

Our effective tax rates were 11.9% and 11.8% for the three and six months ended June 26, 2010, respectively, and were 10.3% and 7.0% for the three and six months ended June 27, 2009, respectively. Without the $11.5 million tax benefit discussed above, our effective tax rate would have been 10.1% for the six months ended June 27, 2009. Our estimated annual effective tax rate was higher during the six months ended June 26, 2010 compared with the six months ended June 27, 2009 mainly due to a greater percentage of profits earned in jurisdictions with higher tax rates and the reversal of previously recorded tax expense of $11.5 million during the six months ended June 27, 2009. Without the beneficial impact of the Malaysian tax holiday on operations for the six months ended June 26, 2010 and June 27, 2009, our effective tax rates would have been 27.6% and 26.0%, respectively. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate primarily due to the benefit associated with foreign income taxed at lower rates and the beneficial impact of the Malaysian tax holiday.

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

The calculation of basic and diluted net income per share for the three and six months ended June 26, 2010 and June 27, 2009 was as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Basic net income per share
Numerator:
Net income	$159,043	$180,579	$331,388	$345,174
Denominator:
Weighted-average common stock outstanding	84,852	83,723	84,679	82,704
Diluted net income per share
Denominator:
Weighted-average common stock outstanding	84,852	83,723	84,679	82,704
Effect of stock options, restricted stock units outstanding, and contingent issuable shares	1,549	1,945	1,568	1,436
Weighted-average shares used in computing diluted net income per share	86,401	85,668	86,247	84,140

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Per share information - basic:
Net income per share	$1.87	$2.16	$3.91	$4.17

Per share information - diluted:
Net income per share	$1.84	$2.11	$3.84	$4.10

The following number of outstanding employee stock options and restricted stock units were excluded from the computation of diluted net income per share for the three and six months ended June 26, 2010 and June 27, 2009 as they would have had an antidilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Restricted stock units and options to purchase common stock	75	158	157	210

Note 18. Comprehensive Income

Comprehensive income, which includes foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, and unrealized gains and losses on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders' equity, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net income	$159,043	$180,579	$331,388	$345,174
Foreign currency translation adjustments	(35,884)	18,899	(68,118)	5,013
Change in unrealized gain on marketable securities, net of tax	5,680	268	6,777	371
Change in unrealized gain (loss) on derivative instruments, net of tax	17,689	(49,732)	54,133	(26,082)
Comprehensive income	$146,528	$150,014	$324,180	$324,476

Components of accumulated other comprehensive loss were as follows (in thousands):

	June 26, 2010	December 26, 2009
Foreign currency translation adjustments	$(62,640)	$5,478
Unrealized gain on marketable securities, net of tax	8,728	1,951
Unrealized gain (loss) on derivative instruments, net of tax	37,108	(17,025)
Accumulated other comprehensive loss	$(16,804)	$(9,596)

Note 19. Statement of Cash Flows

The following table presents a reconciliation of net income to net cash provided by operating activities for the six months ended June 26, 2010 and June 27, 2009 (in thousands):

	Six Months Ended
	June 26, 2010	June 27, 2009
Net income	$331,388	$345,174
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	77,747	56,113
Impairment of fixed assets	2,071	—
Impairment of project assets	638	—
Share-based compensation	44,516	32,941
Remeasurement of monetary assets and liabilities	3,510	280
Deferred income taxes	(6,877)	(12,098)
Excess tax benefits from share-based compensation arrangements	—	(15,351)
Loss on disposal of property and equipment	1,409	4,426
Provision for doubtful accounts receivable	(990)	6,990
Inventory reserve	—	2,432
Gain on sales of investments, net	(203)	(7)
Other operating activities	(736)	—
Changes in operating assets and liabilities:
Accounts receivable, trade	(54,211)	(282,609)
Accounts receivable, unbilled	(105,657)	183
Inventories	(49,921)	(48,385)
Project assets	(11,126)	(3,470)
Deferred project costs	(90,607)	(667)
Prepaid expenses and other current assets	(36,015)	14,194
Other assets	(4,818)	(1,773)
Billings in excess of costs and estimated earnings	6,418	(1,186)
Accounts payable and accrued expenses	36,478	(18,535)
Deferred revenue - current	(35,414)	4,158
Total adjustments	(223,788)	(262,364)
Net cash provided by operating activities	$107,600	$82,810

Note 20. Segment Reporting

ASC 280, Segment Reporting, establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. The method of determining what information to report is generally based on the way that management organizes the operating segments within the company for making operating decisions and assessing financial performance.

We operate our business in two segments. Our components segment is our principal business and involves the design, manufacture, and sale of solar modules which convert sunlight into electricity. Customers of our components segment include project developers, system integrators, and operators of renewable energy projects.

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

Our Chief Operating Decision Maker (CODM), consisting of senior executive staff, views the sale of solar modules from the components segment as the core driver of our profitability, return on net assets, and cash throughput; and as a result, we view our systems segment as an enabler to drive module throughput. Therefore, we operate our systems segment with the objective to achieve break-even results before income taxes. In our operating segment financial disclosures, we include the sale of our solar modules manufactured by our components segment and installed in projects sold by our systems segment in “net sales” of our components business.

After we have determined the amount of revenue earned for each transaction following the applicable guidance for the underlying arrangement, we allocate revenue between the components and systems segments based on how our CODM strategically views these segments. We determine the amount of revenue to be allocated between the systems business and the components business based on the principle that the systems business is an enabler operating at break-even results to drive module throughput for the components business. The amount of revenue allocated to the components segment for modules used in the system business arrangement is equal to the cost of the solar module plus the earned margin (or estimated margin in the case of percentage-of-completion accounting) for a particular project for the period.

We also allocate the cost of sale value recognized for the solar modules in the system business arrangements to the components business. The cost of solar modules is composed of inventory cost without any inter-company profit. We have allocated corporate costs to the components segment, since this segment currently benefits the most from the corporate functions.

In the event gross profit from our systems segment (excluding solar module sales) is less than operating expenses in a given fiscal period, the components segment will compensate the systems segment for the temporary shortfall. A typical shortfall can result from (i) the timing of revenue recognition in comparison to the amount of fixed costs incurred in a given period or (ii) a larger amount of other-than-temporary project asset impairment in any given period.

Repayment of prior quarter compensation by the systems segment to our components segment during the three and six months ended June 26, 2010 was $11.4 million and $2.5 million. Compensation by the components segment to our systems segment during the three and six months ended June 27, 2009 was $7.5 million and $11.4 million, respectively.

Reported net sales, gross profit (loss), income before income taxes, and total assets for the three and six months ended June 27, 2009, have been reclassified to conform to the revised presentation of segment information.

Financial information about our segments was as follows (in thousands):

	Three Months Ended			Three Months Ended
	June 26, 2010			June 27, 2009
	Components	Systems	Total	Components	Systems	Total
Net sales	$500,940	$86,914	$587,854	$523,734	$2,142	$525,876
Gross profit (loss)	$261,656	$22,538	$284,194	$299,635	$(1,539)	$298,096
Income before income taxes	$180,438	$—	$180,438	$201,298	$—	$201,298
Goodwill	$251,275	$35,240	$286,515	$259,722	$35,240	$294,962
Total assets	$3,172,912	$458,403	$3,631,315	$2,743,623	$166,556	$2,910,179

	Six Months Ended			Six Months Ended
	June 26, 2010			June 27, 2009
	Components	Systems	Total	Components	Systems	Total
Net sales	$1,030,208	$125,607	$1,155,815	$939,731	$4,353	$944,084
Gross profit (loss)	$539,307	$26,923	$566,230	$535,632	$(2,252)	$533,380
Income before income taxes	$375,797	$—	$375,797	$371,030	$—	$371,030
Goodwill	$251,275	$35,240	$286,515	$259,722	$35,240	$294,962
Total assets	$3,172,912	$458,403	$3,631,315	$2,743,623	$166,556	$2,910,179

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems revenue recognized for the three and six months ended June 26, 2010 and June 27, 2009. For the purposes of the following table, (a) "solar modules" is composed of total revenues from the sale of solar modules to third parties, and (b) "solar power systems" is composed of total revenues from the sale of complete solar power systems and related services.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Solar module revenue	$476,061	$520,543	$1,004,939	$933,875
Solar power system revenue	111,793	5,333	150,876	10,209
Total net sales	$587,854	$525,876	$1,155,815	$944,084

Note 21. Subsequent Events

On July 12, 2010 we completed the acquisition of NextLight Renewable Power, LLC, a leading developer of utility-scale solar projects in the southwestern United States, in an all-cash transaction for approximately $297.0 million, subject to finalization of the estimated closing date adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate (including the expansion of our project development business); future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules and the overall cost of photovoltaic solar power systems; research and development programs and our ability to improve the conversion efficiency of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue” the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in the section entitled “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described under this section.

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

In furtherance of our goal of delivering the lowest cost of solar energy and achieving price parity with conventional fossil-fuel based peak electricity generation, we are continually focused on reducing PV solar system costs in three primary areas: module manufacturing, balance-of-system (BoS) costs (consisting of costs of components of a solar power system other than the solar modules, including inverters, mounting hardware, grid interconnection equipment, wiring and other devices, and installation labor costs), and cost of capital. First, with respect to our module manufacturing costs, our advanced technology has allowed us to reduce our average module manufacturing costs to the lowest in the world, based on publicly available information. In the three months ended June 26, 2010, our total average manufacturing costs were $0.76 per watt, which we believe is significantly less than those of traditional crystalline silicon solar module manufacturers. By continuing to improve conversion efficiency and line throughput, lower material cost, and drive volume scale to further decrease overhead costs, we believe that we can further reduce our manufacturing costs per watt and maintain our cost advantage over traditional crystalline silicon solar module manufacturers. Second, by continuing to improve conversion efficiency, leverage volume procurement around standardized hardware platforms, and accelerate installation time, we believe we can continue to make substantial reductions in BoS costs, which represent over half of all costs associated with a typical utility-scale PV solar power system. Finally, we believe that continuing to strengthen our financial position, including our balance sheet and credit profile, will enable us to continue to lower the cost of capital associated with our solar power systems, thereby further enhancing the economic viability of our projects and lowering the cost of electricity generated by solar power systems that incorporate our modules and technology.

We believe that combining our reliable, low cost module manufacturing capability with our systems business enables us to more rapidly reduce the price of solar electricity, to accelerate the adoption of our technology in large scale systems, and to further our mission to create enduring value by enabling a world powered by clean, affordable solar electricity.

We operate our business in two segments. Our components segment designs, manufactures, and sells solar modules to solar project developers and system integrators. Through our systems segment, we have the capability to provide a complete PV solar power system for utility-scale or large commercial systems, which includes project development, engineering, procurement and construction (EPC), operating and maintenance (O&M), and, when required, project finance. We view the sale of solar modules from the components segment as the core driver of our profitability, return on net assets, and cash throughput. We view our systems segment as an enabler to drive module throughput for our components business with the objective of achieving break-even results before income taxes for our systems segment. See also Note 20.”Segment Reporting” to the consolidated financial statements included in this quarterly report on Form 10-Q.

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

Net sales for the second quarter of 2010 were primarily driven by strong German installations, which resulted from a combination of market-wide anticipation of mid-year German feed-in tariff (FiT) reductions in 2010, customer participation in our rebate program, and improving project finance and overall corporate finance conditions.

During the first half of 2010, uncertainty around second half 2010 German feed-in tariffs, among other things, drove a significant increase in demand for modules in the first half of the year.  In July 2010, the anticipated German FiT reductions were approved, taking effect in stages on July 1, 2010 and October 1, 2010, and with varying impacts on FiTs for rooftop, agricultural land free field, non-agricultural land free field and conversion land applications. The FiT for agricultural land free field applications going forward has been eliminated, and such FiT can only be obtained if permit requirements are met and the PV system is commissioned by the end of 2010.  In the second half of 2010, the German FiT reductions could have the effect of significantly reducing industry-wide module demand and/or price levels (particularly with respect to agricultural land free field applications in Germany), and our results of operations could be adversely affected. In such an environment, it is uncertain whether growing demand from France, Italy, Spain, and other markets could absorb industry-wide module supply without significant inventory buildup or price reductions.

During 2010, we have continued to expand into certain key transition markets, such as the United States, within which affordable solar electricity solutions could be developed and ultimately evolve into economically sustainable markets. In January 2010, we completed the acquisition of certain assets from Edison Mission Group's solar project development pipeline consisting of utility-scale solar projects located primarily on private land in California and the southwestern United States. In July 2010, we completed the acquisition of NextLight Renewable Power, LLC, another leading developer of utility-scale solar projects in the southwestern United States.

In the PV module segment, we continue to face intense competition from manufacturers of crystalline silicon solar modules and other types of solar modules and photovoltaic systems. Solar module manufacturers compete with one another in several product performance attributes, including reliability and module cost per watt, and, with respect to solar power systems, return on equity (ROE) and levelized cost of electricity (LCOE), meaning the net present value of total life cycle costs of the solar power project divided by the quantity of energy which is expected to be produced over the system's life. The ability to expand manufacturing capacity quickly is another source of differentiation among solar module manufacturers, and certain of our competitors may have a faster response time to capacity expansion than we do. We are the lowest cost PV module manufacturer in the solar industry, based on publicly available information, as evidenced by the further reduction in our average manufacturing cost per watt from $0.87 during the three months ended June 27, 2009 to $0.76 during the three months ended June 26, 2010. This cost advantage is reflected in the price at which we sell our modules or fully integrated systems and enables our systems to compete favorably in respect of their ROE or LCOE. Our cost competitiveness is based in large part on our proprietary technology (which enables conversion efficiency improvements and permits a continuous and highly automated industrial manufacturing process), our scale, and our operational excellence. In addition, our modules use approximately 1% of the amount of semiconductor material that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules. The current spot market price of polysilicon between approximately $50 and $55 per kilogram (Kg) enables us to remain one of the lowest cost module manufacturers in the solar industry. However, the timing and rate of decrease in the cost of silicon feedstock could lead to pricing pressure for solar modules. Although we are not a crystalline silicon module manufacturer, we estimate, based on industry research and public disclosures of our competitors, that a $10 per Kg increase or decrease in the price of polysilicon could increase or decrease, respectively, our competitors' manufacturing cost per watt by approximately $0.06 to $0.07. Given the lower conversion efficiency of our modules compared to crystalline silicon modules, there are higher balance-of-system costs associated with systems using our modules. Thus, to compete effectively on the basis of LCOE, our modules may need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules. Our cost reduction roadmap anticipates manufacturing cost per watt reductions for our modules of 10% per year. During the three months ended June 26, 2010, we reduced our manufacturing cost per watt by 13% from our cost per watt in the three months ended June 27, 2009.

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

Manufacturing Capacity

As of June 26, 2010, we operated 24 production lines with an annual global manufacturing capacity of approximately 1.4 GW (based on the second quarter of 2010 average per line run rate at our existing plants) at our manufacturing plants in Perrysburg, Ohio, Frankfurt/Oder, Germany, and Kulim, Malaysia. We expect to increase our manufacturing capacity to 38 production lines by 2012, with an annual global manufacturing capacity of approximately 2.2 GW (based on the second quarter of 2010 average per line run rate at our existing plants).

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

Net Sales

Components Business

Currently, the majority of our net sales is generated from the sale of solar modules. We presently price and sell our solar modules per watt of power. As a result, our net sales can fluctuate based on our output of sellable watts or price. During the six months ended June 26, 2010, we sold almost all of our solar modules to solar power system project developers, system integrators, and operators headquartered in Germany, France, Spain, Italy, and the United States, which either resell our solar modules to end-users or integrate them into power plants that they own, operate, or sell.

As of June 26, 2010, we had long-term supply contracts for the sale of solar modules expiring at the end of 2012 with fourteen European solar power system project developers and system integrators (Long-Term Supply Contracts). We also have an agreement expiring in 2013 with a solar power system project developer and system integrator in the United States, which is a related party. These contracts account for a significant portion of our planned production over the period from 2010 through 2012 and, therefore, will significantly affect our overall financial performance.

Our sales prices under the Long-Term Supply Contracts are denominated in euro, exposing us to risks from currency exchange rate fluctuations. During the three and six months ended June 26, 2010, 81% and 84%, respectively, of our sales were denominated in euro and subject to fluctuation in the exchange rate between the euro and U.S. dollar.

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

During the third quarter of 2009, we amended our Long-Term Supply Contracts with certain of our customers to implement a program which provided a price rebate to these customers for solar modules purchased from us. The intent of this program was to enable our customers to successfully compete in our core German market and to adjust for eligible customers the sale price (which was documented in framework agreements entered into several years ago) in light of current market conditions. The rebate period was originally structured to end at the end of 2010; however, we expect to extend the program into 2011 with certain modifications, including applicability to certain European geographies in addition to Germany. As was the case in 2009, the rebate amounts were and will be established so as to enable the sell-through of our products at competitive prices. The rebate program applies a specified rebate rate to solar modules sold for solar power projects in certain geographies. Customers need to meet certain requirements in order to be eligible for and benefit from this program. As of June 26, 2010, we have experienced 100% participation in this program by eligible customers.

We account for these rebates as a reduction to the selling price of our solar modules and, therefore, as a reduction in revenue at the time of sale. No rebates granted under this program can be claimed in cash; instead, rebates may only be applied to reduce outstanding accounts receivable balances. During the three and six months ended June 26, 2010, we extended rebates to customers in the amount of €15.6 million and €35.6 million, respectively ($20.6 million and $48.4 million at the average exchange rates of $1.32/€1.00 and $1.36/€1.00, respectively).

We also enter into one-time module sales agreements with customers for specific projects.

Under our customer contracts, we transfer title and risk of loss to the customer and recognize revenue upon shipment. Our customers do not have extended payment terms or rights of return under these contracts.

Systems Business

Through our fully integrated systems business, we provide a complete solar power system solution, which includes project development, EPC services, O&M services, and when required, project finance.

Net sales from our systems segment are composed of the following types of transactions:

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

Net sales from our systems business during the three months ended June 26, 2010 resulted primarily from the percentage-of-completion revenue recognition from utility-scale solar power projects in the United States.

Net sales from our systems segment are impacted by numerous factors, including the magnitude and effectiveness of renewable portfolio standards, economic incentives (such as European feed-in tariffs or the federal investment tax credit in the United States), and other PV system demand drivers.

For a given solar power project, we recognize revenue for our systems business either after execution of an EPC agreement with a third party, specifying the terms and conditions of the construction of the solar power plant; by applying the provisions for real estate accounting; by applying the percentage-of-completion method of accounting; or upon the sale of the complete system solution, choosing a particular one of these methods as appropriate for the specific facts and circumstances related to each project and its sale.

At any given point in time, aggregate contracted sales amounts with respect to the systems segment generally consist of the uncompleted portion of contracted projects for which we have entered into a definitive EPC agreement with the customer.

The following tables summarize our 2.2 GW North American utility systems advanced project pipeline after giving effect to our July 12, 2010 acquisition of NextLight Renewable Power, LLC:

Projects under contract by First Solar

Project/Location	Project Size in MW AC	Contract
Topaz, California	550	PPA* - PG&E
Sunlight, California	300	PPA - PG&E
Sunlight, California	250	PPA - Southern California Edison
Stateline, California	300	PPA - Southern California Edison
Agua Caliente, Arizona	290	PPA - PG&E
AV Solar Ranch 1, California	230	PPA - PG&E
Silver State North, Nevada	50	PPA - NV Energy
PNM, New Mexico	22	EPC - (Utility-owned generation)
St. Clair, Ontario, Canada	40	Ontario RESOP Program
Walpole, Ontario, Canada	20	Ontario RESOP Program
Belmont, Ontario, Canada	20	Ontario RESOP Program
Amherstburg, Ontario, Canada	10	Ontario RESOP Program
Tilbury, Ontario, Canada	5	Ontario RESOP Program
Total	2,087
* PPA - Power Purchase Agreement

Projects under construction by First Solar for third parties

Project/Location	Project Size in MW AC	Power Purchase Agreement (PPA)	Owner
Sarnia, Ontario	60	Ontario RESOP Program	Enbridge
Copper Mountain, Nevada	48	PG&E	Sempra
Cimarron, New Mexico	30	Tri-State	Southern
Total	138

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

Systems Business

Within our systems business, project-related costs include standard EPC costs (consisting primarily of balance-of-system costs for inverters, electrical and mounting hardware, project management and engineering costs, and installation labor costs), site specific costs, and development costs (including transmission upgrade costs, interconnection fees, and permitting costs). As further described in Note 20. “Segment Reporting,” at the time when the revenue recognition criteria are met, we include the sale of our solar modules manufactured by our components business and used by our systems business as net sales of our components business. Therefore, the related cost of sales are also included within our components business.

Deferred project costs represent capitalized costs related to the deferred revenue for project development or project construction activities sold to a third party, typically under an EPC agreement, for which the revenue recognition criteria have not been met.

We recognize these costs as we recognize the revenue for these projects. Deferred project costs capitalized on our balance sheet at June 26, 2010 and December 26, 2009 were $127.3 million and $36.7 million, respectively.

Gross profit

Gross profit is affected by numerous factors, including our module average selling prices, foreign exchange rates, our manufacturing costs, balance of system costs, development costs and the effective utilization of our production facilities. Gross profit is also subject to competitive pressures, and we have in the past and may in the future decide to amend our Long-Term Supply Contracts, which specify our sales price per watt. Other factors impacting gross profits are the ramp of production on new plants due to a reduced ability to absorb fixed costs until full production volumes are reached and the mix of net sales generated by our components and systems businesses, coupled with a geographic factor. Gross profit margin is affected by our systems business, which generally operates at a lower gross profit margin due to the pass-through nature of certain balance-of-system components procured from third parties. Gross profit for our systems business excludes the sales and cost of sales for solar modules that are included in the gross profit of our components business.

Research and development

Research and development expense consists primarily of salaries and personnel-related costs and the cost of products, materials, and outside services used in our process and product research and development activities. We acquire equipment for general use in further process developments and record the depreciation of this equipment as research and development expense. We expect our research and development expense to increase in absolute terms in the future as we increase personnel and research and development activity. Research and development expenses are attributable to our components segments.

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

Our systems business has certain of its own dedicated administrative key functions, such as accounting, legal, finance, project finance, HR, procurement and marketing. Costs for such functions are recorded and included within selling, general and administrative costs for our systems segment. Our corporate key functions consist primarily of company-wide corporate tax, corporate treasury, corporate accounting/finance, corporate legal, investor relations, corporate communications, and executive management functions. Currently our components business benefits the most from these functions and therefore we have allocated these costs to this segment as part of selling, general, and administrative costs.

Production start-up

Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. In general, we expect production start-up expense per production line to be higher when we build an entirely new manufacturing facility compared with the addition of new production lines at an existing manufacturing facility, primarily due to the additional infrastructure investment required when building an entirely new facility. Over time, we expect production start-up expense to decline as a percentage of net sales and on a cost per watt basis as a result of economies of scale. Production start-up expense is attributable to our components segment.

Foreign currency (loss) gain

Foreign currency (loss) gain consists of losses and gains resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our functional currencies.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, and restricted cash and investments. Interest income also includes interest received from note receivables and interest collected for late customer payments.

Interest expense, net

Interest expense, net of amounts capitalized, is incurred on various debt financings. We capitalize interest expense into our property, plant and equipment and project assets/deferred project costs-.

Income tax expense

Income taxes are imposed on our income by the taxing authorities in the various jurisdictions in which we operate, principally the United States, Germany, and Malaysia. The statutory federal tax rate in the United States is 35.0% while the tax rates in Germany and Malaysia are approximately 28.7% and 25.0%, respectively. In Malaysia we have been granted a long-term tax holiday, pursuant to which substantially all our income earned in Malaysia is exempt from income tax.

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

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.7%	43.3%	51.0%	43.5%
Gross profit	48.3%	56.7%	49.0%	56.5%
Research and development	3.9%	3.5%	4.0%	3.2%
Selling, general and administrative	13.4%	13.9%	12.6%	12.9%
Production start-up	0.4%	0.5%	0.3%	0.9%
Operating income	30.6%	38.8%	32.1%	39.5%
Foreign currency (loss) gain	(0.4)%	—%	(0.3)%	0.2%
Interest income	0.5%	0.4%	0.8%	0.4%
Interest expense, net	—%	(0.7)%	—%	(0.5)%
Other expense, net	(0.1)%	(0.2)%	(0.1)%	(0.3)%
Income tax expense	3.6%	3.9%	3.8%	2.7%
Net income	27.0%	34.4%	28.7%	36.6%

Three Months Ended June 26, 2010 and June 27, 2009

Net sales

	Three Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Three Month Period Change
Net sales	$587,854	$525,876	$61,978	12%

The increase in net sales was primarily driven by strong demand from German customers in anticipation of reduced subsidies later in the year, an increase in production volume resulting from our manufacturing expansions in Kulim, Malaysia and Perrysburg, Ohio, continued improvements to our manufacturing processes resulting in a 16% increase in the MW volume of solar modules sold during the three months ended June 26, 2010 compared with the three months ended June 27, 2009, and an increase in revenue recognized by our systems business, partially offset by a decrease in our module average selling prices. Revenue recognized by our systems business during the three months ended June 26, 2010 was $86.9 million and resulted primarily from the sale of one utility-scale solar power system in Europe and from two utility-scale solar power systems in the United States. The increase in the MW volume of solar modules sold was attributable to the full production ramp of our four-plant Malaysian manufacturing center, full production ramp of our Perrysburg, Ohio expansion, continued improvements to our manufacturing process, and growth in our systems business. In addition, we increased the average conversion efficiency of our modules by approximately 3% during the three months ended June 26, 2010 compared with the three months ended June 27, 2009. Our module average selling price decreased by approximately 15% during the three months ended June 26, 2010 compared with the three months ended June 27, 2009. The decline in our module average selling price was attributable to the following: an 8% decrease due to competitive pressure (including the commencement of a customer rebate program in the third quarter of 2009), a 6% decrease due to annual contractual agreements, and a 2% decrease due to a decline in the foreign exchange rate between the U.S. dollar and the euro, partially offset by a 1% increase due to a shift in customer mix. During the three months ended June 26, 2010 and June 27, 2009, 50% and 71%, respectively, of our net sales resulted from sales of solar modules to customers headquartered in Germany.

Cost of sales

	Three Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Three Month Period Change
Cost of sales	$303,660	$227,780	$75,880	33%
% of net sales	51.7%	43.3%

The increase in cost of sales was primarily due to higher production and sales volumes, which resulted from the full production ramp of the first four-plants of our Malaysian manufacturing center, full production ramp of our Perrysburg, Ohio expansion, and an increase in business activity associated with our systems business. The increased production and sales volumes in our components business and increased volume sold through our systems business had the following effects: a $46.3 million increase in direct material expense, a $16.0 million increase in other costs, a $9.0 million increase in manufacturing overhead costs, and a $4.7 million increase in sales freight, partially offset by a $0.1 million decrease in warranty expense and accruals for the estimated future costs associated with the collection and recycling of our solar modules. The $9.0 million increase in manufacturing overhead costs for the three months ended June 26, 2010 was due to a $6.4 million increase in salaries and personnel-related expenses (including a $2.1 million increase in share-based compensation expense) and a $5.2 million increase in depreciation and equipment expenses, partially offset by a $1.4 million decrease in facility and related expenses and a $1.2 million decrease in other expenses. Each of these manufacturing overhead cost increases primarily resulted from increased infrastructure associated with the build-out of our Malaysian and Perrysburg, Ohio manufacturing centers and start-up of our systems business. The $16.0 million increase in other costs for the three months ended June 26, 2010 was due to an increase in estimated expenses for certain module replacement efforts beyond normal warranty. During the period from June 2008 to June 2009, a manufacturing excursion occurred affecting less than 4% of the total product manufactured within the period. The excursion could result in possible premature power loss in the affected modules. The root cause was identified and subsequently mitigated in June 2009. On-going testing confirms the corrective actions are effective. We have been working directly with impacted customers to replace the affected modules and these efforts are well underway and, in some cases, complete. Some of these efforts go beyond our normal warranty coverage. Accordingly, we have accrued additional expenses of $17.8 million in the second quarter of 2010 and $29.5 million in total to date to cover the replacement of the anticipated affected module population in the field.

Our average manufacturing cost per watt declined by $0.11 per watt, or 13%, from $0.87 in the three months ended June 27, 2009 to $0.76 in the three months ended June 26, 2010 and included $0.02 of non-cash stock based compensation.

Gross profit

	Three Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Three Month Period Change
Gross profit	$284,194	$298,096	$(13,902)	(5)%
% of net sales	48.3%	56.7%

Gross profit as a percentage of net sales decreased by 8.4 percentage points in the three months ended June 26, 2010 compared with the three months ended June 27, 2009. This decrease was attributable to the following: a 6.2% reduction due to a decline in our module average selling prices, a 4.6% reduction due to product mix between our components and systems businesses, a 3.1% reduction relating to the manufacturing excursion discussed above under "Cost of sales," and a 0.5% reduction due to the decline in the exchange rate between the U.S. dollar and the euro, partially offset by a 6.0% margin improvement attributable to continued manufacturing scale and reductions in our manufacturing cost per watt. We expect that gross profit will be impacted in future periods by the volatility of the exchange rate between the U.S. dollar and the euro and product mix between our components and systems businesses.

Research and development

	Three Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Three Month Period Change
Research and development	$22,836	$18,605	$4,231	23%
% of net sales	3.9%	3.5%

The increase in research and development expense was due to a $2.6 million increase in personnel-related expenses (including a $0.9 million increase in share-based compensation expense) resulting from increased headcount. In addition, testing and qualification material costs increased by $4.6 million, partially offset by a $2.4 million decrease in consulting and other expenses and a $0.6 million decrease in facilities and utilities spending. During the three months ended June 26, 2010, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the conversion efficiency of our modules by approximately 3% compared with the three months ended June 27, 2009.

Selling, general and administrative

	Three Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Three Month Period Change
Selling, general and administrative	$78,597	$72,926	$5,671	8%
% of net sales	13.4%	13.9%

The increase in selling, general and administrative expense was due to $5.6 million in estimated nonrecurring certain post-sale expenses relating to the manufacturing excursion discussed above under "Cost of Sales," a $3.1 million increase in salaries and personnel-related expenses (including a $4.2 million increase in share-based compensation expense, partially offset by a $1.1 million decrease in other compensation), a $1.4 million increase in non-capitalizable development expenses related to our systems business, and a $1.1 million increase in legal and professional service fees, partially offset by a $5.5 million decrease in other expenses. During the three months ended June 27, 2009, we incurred a one-time allowance in the amount of $7.0 million related to an outstanding accounts receivable with a specific customer.

Production start-up

	Three Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Three Month Period Change
Production start-up	$2,288	$2,524	$(236)	(9)%
% of net sales	0.4%	0.5%

During the three months ended June 26, 2010, we incurred $2.3 million of production start-up expenses for our eight-line

Malaysian and two-line Blanquefort, France manufacturing expansions, including legal, regulatory and personnel costs, compared with $2.5 million of production start-up expenses for our Malaysian and Perrysburg, Ohio manufacturing expansions during the three months ended June 27, 2009. Production start-up expenses are composed of the cost of labor and material and depreciation expense to run and qualify the production lines, related facility expenses, management of our replication process, and legal and regulatory costs.

Foreign currency (loss) gain

	Three Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Three Month Period Change
Foreign currency (loss) gain	$(2,625)	$239	$(2,864)	(1,198)%

Foreign exchange gain decreased during the three months ended June 26, 2010 compared with the three months ended June 27, 2009, due to an increase in our net foreign currency denominated assets and liabilities and significant volatility during the three months ended June 26, 2010.

Interest income

	Three Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Three Month Period Change
Interest income	$3,035	$1,948	$1,087	56%

Interest income increased by $1.1 million during the three months ended June 26, 2010 compared with the three months ended June 27, 2009, primarily as a result of interest earned from notes receivable and higher average duration on our fixed income portfolio during the three months ended June 26, 2010.

Interest expense, net

	Three Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Three Month Period Change
Interest expense, net	$(6)	$(3,827)	$3,821	(100)%

Interest expense, net of amounts capitalized, decreased by $3.8 million during the three months ended June 26, 2010 compared with the three months ended June 27, 2009, as a result of higher amounts of interest expense capitalized during the three months ended June 26, 2010.

Other expense, net

	Three Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Three Month Period Change
Other expense, net	$(439)	$(1,103)	$664	(60)%

Other expense, net, decreased by $0.7 million during the three months ended June 26, 2010 compared with the three months ended June 27, 2009, primarily due to nonrecurring expenses associated with our credit default swaps during the three months ended June 27, 2009.

Income tax expense

	Three Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Three Month Period Change
Income tax expense	$21,395	$20,719	$676	3%
Effective tax rate (%)	11.9%	10.3%

Income tax expense increased by $0.7 million during the three months ended June 26, 2010 compared with the three months ended June 27, 2009, substantially all of which relates to a greater percentage of profits earned in higher tax jurisdictions, offset by a decrease in pre-tax income of $20.9 million. See Note 16. “Income Taxes,” to the condensed consolidated financial statements included with this quarterly report on Form 10-Q for additional information.

Six Months Ended June 26, 2010 and June 27, 2009

Net sales

	Six Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Six Month Period Change
Net sales	$1,155,815	$944,084	$211,731	22%

The increase in net sales was primarily driven by strong demand from German customers in anticipation of reduced subsidies later in the year, an increase in revenue recognized by our systems business, and an increase in production volume as a result of bringing additional manufacturing lines into full production, resulting in a 32% increase in the MW volume of solar modules sold during the six months ended June 26, 2010 compared with the six months ended June 27, 2009. These increases were partially offset by a decrease in our module average selling price. Revenue recognized by our systems business during the six months ended June 26, 2010 was $125.6 million and resulted primarily from the sale of two utility-scale solar power systems in Europe and from two utility-scale solar power systems in the United States. The increase in the MW volume of solar modules sold was attributable to the full production ramp of our four-plant Malaysian manufacturing center, full production ramp of our Perrysburg, Ohio expansion, continued improvements to our manufacturing process, and growth in our systems business. In addition, we increased the average conversion efficiency of our modules by approximately 2% during the six months ended June 26, 2010 compared with the six months ended June 27, 2009. Our module average selling price decreased by approximately 16% during the six months ended June 26, 2010 compared with the six months ended June 27, 2009. The decline in our module average selling price was attributable to the following: an 11% decrease due to competitive pressure (including the commencement of a customer rebate program in the third quarter of 2009), a 5% decrease due to annual contractual agreements, and a 1% decrease due to a decline in the foreign exchange rate between the U.S. dollar and the euro, partially offset by a 1% increase due to a shift in customer mix. During the six months ended June 26, 2010 and June 27, 2009, 54% and 67%, respectively, of our net sales resulted from sales of solar modules to customers headquartered in Germany.

Cost of sales

	Six Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Six Month Period Change
Cost of sales	$589,585	$410,704	$178,881	44%
% of net sales	51.0%	43.5%

The increase in cost of sales was due to higher production and sales volumes, which resulted from the full production ramp of our the first four plants at our Malaysian manufacturing center, production ramp of our Perrysburg, Ohio expansion, and an increase in business activity associated with our systems business. The increased production and sales volumes in our components business and increased volume sold through our systems business had the following effects: a $109.6 million increase in direct material expense, a $33.1 million increase in manufacturing overhead costs, a $20.5 million increase in other costs, a $10.2 million increase in sales freight, and a $5.5 million increase in warranty expense and accruals for the estimated future costs associated with the collection and recycling of our solar modules. The $33.1 million increase in manufacturing overhead costs for the six months ended June 26, 2010 was due to a $16.5 million increase in salaries and personnel-related expenses (including a $4.2 million increase in share-based compensation expense), a $16.3 million increase in depreciation and equipment expenses, and a

$0.9 million increase in facility and related expenses, partially offset by a $0.6 million decrease in other expenses. Each of these manufacturing overhead cost increases primarily resulted from increased infrastructure associated with the build-out of our Malaysian manufacturing center, expansion of our Perrysburg, Ohio plant, and start-up of our systems business. The $20.5 million increase in other costs for the six months ended June 26, 2010 was due to an increase in estimated expenses for certain module replacement efforts beyond normal warranty. During the period from June 2008 to June 2009, a manufacturing excursion occurred affecting less than 4% of the total product manufactured within the period. The excursion could result in possible premature power loss in the affected modules. The root cause was identified and subsequently mitigated in June 2009. On-going testing confirms the corrective actions are effective. We have been working directly with impacted customers to replace the affected modules and these efforts are well underway and, in some cases, complete. Some of these efforts go beyond our normal warranty coverage. Accordingly, we have accrued additional expenses of $22.4 million in the first half of 2010 and $29.5 million in total to date to cover the replacement of the anticipated affected module population in the field.

Our average manufacturing cost per watt declined by $0.10 per watt, or 11%, from $0.89 in the six months ended June 27, 2009 to $0.79 in the six months ended June 26, 2010 and included $0.02 of non-cash stock based compensation.

Gross profit

	Six Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Six Month Period Change
Gross profit	$566,230	$533,380	$32,850	6%
% of net sales	49.0%	56.5%

Gross profit as a percentage of net sales decreased by 7.5 percentage points in the six months ended June 26, 2010 compared with the six months ended June 27, 2009. This decrease was attributable to the following: a 6.9% reduction due to a decline in our module average selling prices, a 3.4% reduction due to product mix between our components and systems businesses, and a 2.2% reduction relating to the manufacturing excursion discussed above under "Cost of sales," partially offset by a 5.2% margin improvement attributable to continued manufacturing scale and reductions in our manufacturing cost per watt. Further, the decline in the exchange rate between the U.S. dollar and the euro adversely impacted our gross profit by 0.2%. We expect that gross profit will be impacted in future periods by the volatility of the exchange rate between the U.S. dollar and the euro and product mix between our components and systems businesses.

Research and development

	Six Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Six Month Period Change
Research and development	$45,724	$30,309	$15,415	51%
% of net sales	4.0%	3.2%

The increase in research and development expense was due to a $5.2 million increase in personnel-related expenses (including a $1.1 million increase in share-based compensation expense) resulting from increased headcount. In addition, testing and qualification material costs increased by $10.6 million, facilities and utilities spending increased by $0.8 million, partially offset by a $1.2 million decrease in consulting and other expenses. During the six months ended June 26, 2010, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the conversion efficiency of our modules by approximately 2% compared with the six months ended June 27, 2009.

Selling, general and administrative

	Six Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Six Month Period Change
Selling, general and administrative	$145,461	$122,241	$23,220	19%
% of net sales	12.6%	12.9%

The increase in selling, general and administrative expense was due to a $13.4 million increase in salaries and personnel-related expenses (including a $6.2 million increase in share-based compensation expense), a $5.9 million increase in non-capitalizable development expenses related to our systems business, a $5.6 million increase in estimated nonrecurring certain post-sale expenses relating to the manufacturing excursion discussed above under "Cost of Sales," and a $2.0 million increase in legal and professional service fees, partially offset by a decrease of $3.7 million in other expenses. During the six months ended June 27, 2009, we incurred a one-time allowance in the amount of $7.0 million related to an outstanding accounts receivable with a specific customer.

Production start-up

	Six Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Six Month Period Change
Production start-up	$3,431	$8,733	$(5,302)	(61)%
% of net sales	0.3%	0.9%

During the six months ended June 26, 2010, we incurred $3.4 million of production start-up expenses for our eight-line Malaysian, one-line Perrysburg, Ohio, and two-line Blanquefort, France manufacturing expansions, including legal, regulatory and personnel costs, compared with $8.7 million of production start-up expenses for our Malaysian and Perrysburg, Ohio manufacturing expansions during the six months ended June 27, 2009. Production start-up expenses are composed of the cost of labor and material and depreciation expense to run and qualify the production lines, related facility expenses, management of our replication process, and legal and regulatory costs.

Foreign currency (loss) gain

	Six Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Six Month Period Change
Foreign currency (loss) gain	$(3,321)	$2,073	$(5,394)	(260)%

Foreign exchange gain decreased during the six months ended June 26, 2010 compared with the six months ended June 27, 2009, due to an increase in our net foreign currency denominated assets and liabilities and significant volatility during the six months ended June 26, 2010.

Interest income

	Six Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Six Month Period Change
Interest income	$8,683	$4,051	$4,632	114%

Interest income increased by $4.6 million during the six months ended June 26, 2010 compared with the six months ended June 27, 2009, primarily as a result of interest earned from notes receivable, interest received on late customer payments, and higher average duration on our fixed income portfolio during the six months ended June 26, 2010.

Interest expense, net

	Six Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Six Month Period Change
Interest expense, net	$(6)	$(4,762)	$4,756	(100)%

Interest expense, net of amounts capitalized, decreased by $4.8 million during the six months ended June 26, 2010 compared with the six months ended June 27, 2009, as a result of higher amounts of interest expense capitalized during the six months ended June 26, 2010.

Other expense, net

	Six Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Six Month Period Change
Other expense, net	$(1,173)	$(2,429)	$1,256	(52)%

Other expense, net, decreased by $1.3 million during the six months ended June 26, 2010 compared with the six months ended June 27, 2009, primarily due to nonrecurring expenses associated with our credit default swaps during the six months ended June 27, 2009.

Income tax expense

	Six Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	Six Month Period Change
Income tax expense	$44,409	$25,856	$18,553	72%
Effective tax rate (%)	11.8%	7.0%

Income tax expense increased by $18.6 million during the six months ended June 26, 2010 compared with the six months ended June 27, 2009, substantially all of which relates to a $4.8 million increase in pre-tax income, a greater percentage of profits earned in higher tax jurisdictions, and a previously recorded tax expense of $11.5 million reversed during the six months ended June 27, 2009 upon approval of our request to pull forward the previously approved Malaysian tax holiday to 2008. See Note 16. “Income Taxes,” to the condensed consolidated financial statements included with this quarterly report on Form 10-Q for additional information.

 Business Segment Review

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	% Change	June 26, 2010	June 27, 2009	% Change
Net sales
Components	$500,940	$523,734	(4)%	$1,030,208	$939,731	10%
Systems	86,914	2,142	N.M	125,607	4,353	N.M
Total	$587,854	$525,876	12%	$1,155,815	$944,084	22%

Income before income taxes (Segment profit)
Components	$180,438	$201,298	(10)%	$375,797	$371,030	1%
Systems	—	—	—	—	—	—
Total	$180,438	$201,298	(10)%	$375,797	$371,030	1%

Our Chief Operating Decision Maker, consisting of senior executive staff, views the sale of solar modules from the components segment as the core driver of our profitability, return on net assets, and cash throughput; and as a result, we view our systems segment as an enabler to drive module throughput. Therefore, we operate our systems segment with the objective to achieve break-even results before income taxes. We include the sale of our solar modules manufactured by the components segment and installed in projects sold by our systems segment in “net sales” of our components business. See Note 20. ”Segment Reporting,” to the consolidated financial statements included with this quarterly report on Form 10-Q for additional information.

Components Segment

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	% Change	June 26, 2010	June 27, 2009	% Change
Net Sales	$500,940	$523,734	(4)%	$1,030,208	$939,731	10%

Income before income taxes (Segment profit)	$180,438	$201,298	(10)%	$375,797	$371,030	1%

Components segment net sales decreased by 4% during the three months ended June 26, 2010 compared with the three months ended June 27, 2009, primarily due to a decrease in our module average selling price, partially offset by strong demand from German customers in anticipation of reduced subsidies later in the year, an increase in production volume resulting from our manufacturing expansions in Kulim, Malaysia and Perrysburg, Ohio, and continued improvements to our manufacturing processes.  Our module average selling price decreased by approximately 15% during the three months ended June 26, 2010 compared with the three months ended June 27, 2009. The decline in our module average selling price was attributable to the following: an 8% decrease due to competitive pressure (including the commencement of a customer rebate program in the third quarter of 2009), a 6% decrease due to annual contractual agreements, and a 2% decrease due to a decline in the foreign exchange rate between the U.S. dollar and the euro, partially offset by a 1% increase due to a shift in customer mix.

Components segment net sales increased by 10% during the six months ended June 26, 2010 compared with the six months ended June 27, 2009, primarily due to strong demand from German customers in anticipation of reduced subsidies later in the year and an increase in production volume as a result of bringing additional manufacturing lines into full production, resulting in a 32% increase in the MW volume of solar modules sold during the six months ended June 26, 2010 compared with the six months ended June 27, 2009, partially offset by a decrease in our module average selling price. The increase in the MW volume of solar modules sold was attributable to the full production ramp of our four-plant Malaysian manufacturing center, full production ramp of our Perrysburg, Ohio expansion, continued improvements to our manufacturing process, and growth in our systems business.

Components segment profit decreased by 10% during the three months ended June 26, 2010 compared with the three months ended June 27, 2009, primarily due to a decline in our module average selling price and certain one-time expenses, partially offset by reductions in our manufacturing cost per watt and by increased throughput and overhead absorption.

Components segment profit increased by 1% during the six months ended June 26, 2010 compared with the six months ended June 27, 2009, primarily due to increased throughput and manufacturing cost per watt reductions, partially offset by a decline in our module average selling price and certain one-time expenses.

Systems Segment

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	% Change	June 26, 2010	June 27, 2009	% Change
Net sales	$86,914	$2,142	N.M.	$125,607	$4,353	N.M.

Income before income taxes (Segment profit)	$—	$—	—%	$—	$—	—%

Systems segment net sales increased from a de minimis amount during the three months ended June 27, 2009 to $86.9 million during the three months ended June 26, 2010, reflecting primarily the sale of one utility-scale solar power system in Europe and from two utility-scale solar power systems in the United States.

Systems segment net sales increased from a de minimis amount during the six months ended June 27, 2009 to $125.6 million during the six months ended June 26, 2010, reflecting primarily the sale of two utility-scale solar power systems in Europe and from two utility-scale solar power systems in the United States.

Systems segment profit was zero for the three and six months ended June 26, 2010 and June 27, 2009. As stated above, we operate our systems segment with the objective to achieve breakeven results before income taxes. See Note 20. ”Segment Reporting,” to the consolidated financial statements included with this quarterly report on Form 10-Q for additional information.

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems revenue recognized for the three and six months ended June 26, 2010 and June 27, 2009. For the purposes of the following table, (a) "solar modules" is composed of total revenues from the sale of solar modules to third parties, and (b) "solar power systems" is composed of total revenues from the sale of complete solar power systems and related services.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Solar module revenue	$476,061	$520,543	$1,004,939	$933,875
Solar power system revenue	111,793	5,333	150,876	10,209
Total net sales	$587,854	$525,876	$1,155,815	$944,084

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 26, 2009 filed with the Securities and Exchange Commission. Our critical accounting policies reflect the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic (ASC) 605, Revenue Recognition - Multiple Deliverable Revenue Arrangements, in the first quarter of 2010.

Recent Accounting Pronouncements

See Note 3. “Recent Accounting Pronouncements,” to the condensed consolidated financial statements included with this quarterly report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of June 26, 2010, we had $960.5 million in cash, cash equivalents and marketable securities, compared with $1,114.3 million as of December 26, 2009. We believe that our current cash, cash equivalents, marketable securities, cash flows from operating activities, our revolving credit facility, and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan.

Our expanding systems business is expected to have increasing liquidity requirements in the future. Solar power project development cycles, which span the time between the identification of land and the commercial operation of a photovoltaic power plant, vary substantially and can take many months or years to mature. As a result of these long project cycles, we may need to make significant up-front investments of resources in advance of the signing of power purchase agreements and EPC contracts and the receipt of any revenue. These amounts include payment of interconnection and other deposits (some of which are non-refundable), entering into of letters of credit, and the incurrence of preliminary engineering, permitting, legal, and other expenses. We have historically financed these up-front investments primarily using working capital and cash on hand. In the future, we may also engage in one or more debt or equity financings. Such financings could result in increased expenses or dilution to our existing stockholders. If we are unable to obtain debt or equity financing on reasonable terms, we may be unable to execute our expansion strategy.

Cash Flows

The following table summarizes the key cash flow metrics for the six months ended June 26, 2010 and June 27, 2009 (in thousands):

	Six Months Ended
	June 26, 2010	June 27, 2009
Net cash provided by operating activities	$107,600	$82,810
Net cash used in investing activities	(223,749)	(417,735)
Net cash (used in) provided by financing activities	(10,297)	54,150
Effect of exchange rates on cash and cash equivalents	(27,571)	(6,283)
Net decrease in cash and cash equivalents	$(154,017)	$(287,058)

Operating Activities

Cash provided by operating activities was $107.6 million during the six months ended June 26, 2010, compared with $82.8 million during the six months ended June 27, 2009. The increase in operating cash flows during the six months ended June 26, 2010 was primarily due to an increase in cash received from customers and a decrease in income taxes paid and excess tax benefits recorded, offset by an increase in payments to suppliers and associates.

Cash received from customers increased to $955.1 million during the six months ended June 26, 2010 compared with $671.8 million during the six months ended June 27, 2009, primarily due to an increase in net sales from $944.1 million during the six months ended June 27, 2009 to $1,155.8 million during the six months ended June 26, 2010. The increase in cash received from customers was offset by an increase in cash paid to suppliers and associates to $824.4 million during the six months ended June 26, 2010 from $506.6 million during the six months ended June 27, 2009, mainly due to an increase in raw material and component purchases, an increase in personnel-related costs due to higher headcount, and other costs supporting our growth.

Investing Activities

Cash used in investing activities was $223.7 million during the six months ended June 26, 2010, compared with $417.7 million during the six months ended June 27, 2009. Cash used in investing activities during the six months ended June 26, 2010 included capital expenditures of $239.5 million, which increased by $93.5 million from $146.0 million during the six months ended June 27, 2009. The increase in capital expenditures was primarily due to construction of two new plants adjacent to our existing plants in Malaysia and the expansion of our plant in Perrysburg, Ohio. Also, during the six months ended June 26, 2010, we used cash to increase our investment in marketable securities by $4.1 million and to fund $43.1 million for estimated future end-of-life collection and recycling costs of solar modules that we sold during fiscal 2009. Amounts that we set aside for future solar module collection and recycling costs are deposited in a custodial account, under the name of a trust, with a large bank as investment advisor. Amounts in this account are invested in long-term marketable securities, which we classify as restricted investments on our balance sheet. During the six months ended June 26, 2010, cash provided by investing activities included principal payments of $61.7 million received on our notes receivable.

Cash used in investing activities during the six months ended June 27, 2009 resulted primarily from capital expenditures of $146.0 million, the net purchase of marketable securities of $193.1 million, investments in notes receivable of $35.4 million, and an increase in our restricted cash and investments of $42.4 million. The increase in capital expenditures was primarily due to the construction of our new plants in Malaysia and the expansion of our plant in Perrysburg, Ohio. The increase in our restricted cash and investments was primarily due to the repayment our term loan with IKB Deutsche Industriebank AG subsequent to June 27, 2009. Based on the loan agreement, the amount to be repaid was transferred into a restricted account and was included in our restricted investments as of June 27, 2009.

Financing Activities

Cash used in financing activities was $10.3 million during the six months ended June 26, 2010 compared with cash provided by financing activities of $54.2 million during the six months ended June 27, 2009. Cash used in financing activities during the six months ended June 26, 2010 resulted primarily from the repayment of long-term debt of $14.0 million. This cash usage was partially offset by cash received from stock option exercise proceeds of $3.7 million. We did not record any excess tax benefits from share-based compensation arrangements during the six months ended June 26, 2010.

Cash provided by financing activities during the six months ended June 27, 2009 resulted primarily from proceeds from the issuance of debt, net of issuance costs, of $48.6 million related to the equipment export financing agreement for our Malaysian manufacturing center. These cash proceeds were partially offset by the repayment of long-term debt of $14.3 million. Proceeds from the issuance of common stock during the six months ended June 27, 2009 were $3.8 million, mainly due to proceeds received from the exercise of employee stock options. Excess tax benefits from share-based compensation arrangements during the six months ended June 27, 2009 were $15.4 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 26, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously provided under Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of June 26, 2010 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 26, 2010 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended June 26, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting during the fiscal quarter ended June 26, 2010.

We are in the process of converting to a new enterprise resource planning (ERP) system. Implementation of the new ERP system is scheduled to occur in phases and we completed Phase I of this implementation on June 27, 2010, the first day of our third fiscal quarter of 2010. For a discussion of risks relating to the implementation of a new ERP system, please see the risk factor entitled “Implementing a new enterprise resource planning system could interfere with our business or operations and could adversely impact our financial position, results of operations and cash flows.” in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2009.

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

Limitations on the Effectiveness of Controls

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems' objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended June 26, 2010, 9,205 Holdback Shares (as defined below) were issued to OptiSolar Holdings LLC. As previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2009, on April 3, 2009, we completed the acquisition of the solar power project development business (the “Project Business”) of OptiSolar Inc., a Delaware corporation (“OptiSolar”). Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of March 2, 2009 by and among First Solar, First Solar Acquisition Corp., a Delaware corporation (“Merger Sub”), OptiSolar and OptiSolar Holdings LLC, a Delaware limited liability company (“OptiSolar Holdings”), Merger Sub merged with and into OptiSolar, with OptiSolar surviving as a wholly-owned subsidiary of First Solar (the “Merger”). Pursuant to the Merger, all the outstanding shares of common stock of OptiSolar held by OptiSolar Holdings were exchanged for the Merger Shares. The Merger Shares consisted of 2,972,420 shares of First Solar common stock, par value $0.001 per share, including (i) 732,789 shares that have been issued and deposited with an escrow agent to support certain indemnification obligations of OptiSolar Holdings, and (ii) 355,096 shares that were issuable upon satisfaction of conditions relating to the satisfaction of certain then existing liabilities of OptiSolar (the “Holdback Shares”). The Merger Shares and certain Holdback Shares were issued, and any remaining Holdback Shares will be issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. First Solar has prepared and filed with the Securities and Exchange Commission a registration statement under the Securities Act covering the resale of 2,801,435 of the Merger Shares.

As of June 26, 2010, 343,137 Holdback Shares had been issued to OptiSolar Holdings in the aggregate.

Item 5. Other Information

On July 27, 2010, the Company's board of directors approved a change in the Company's fiscal year from a 52 or 53 week fiscal year (ending on the Saturday on or before December 31 of each year) to a calendar year. This change to the calendar year reporting cycle will be effective as of the end of the 2010 fiscal year. As a result, the Company's 2010 fiscal year, which began on December 27, 2009, will end on December 31, 2010 instead of December 25, 2010. Because the change in fiscal year is from a 52-53 week fiscal year to a calendar year commencing within seven days of the prior fiscal year end, a transition report covering the period from December 26, 2010 through December 31, 2010 will not be filed pursuant to SEC Release No. 34-26589. In addition, effective January 1, 2011, the Company's fiscal quarters will also change to calendar quarters.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Exhibit Description
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

FIRST SOLAR, INC.
By: /s/ JAMES ZHU
James Zhu
Principal Accounting Officer

July 30, 2010

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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