Form 10-Q
period 2010-09-25
FIRST SOLAR, INC.
filed 2010-11-01
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2010
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

As of October 22, 2010 there were 85,720,049 shares of the registrant's common stock, par value $0.001, outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2010

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Net sales	$797,899	$480,851	$1,953,714	$1,424,935
Cost of sales	476,007	235,858	1,065,592	646,562
Gross profit	321,892	244,993	888,122	778,373
Operating expenses:
Research and development	21,472	24,136	67,196	54,445
Selling, general and administrative	84,961	53,990	230,422	176,231
Production start-up	3,821	4,076	7,252	12,809
Total operating expenses	110,254	82,202	304,870	243,485
Operating income	211,638	162,791	583,252	534,888
Foreign currency (loss) gain	(1,001)	114	(4,322)	2,187
Interest income	2,658	2,398	11,341	6,449
Interest expense, net	—	(89)	(6)	(4,851)
Other expense, net	(380)	(247)	(1,553)	(2,676)
Income before income taxes	212,915	164,967	588,712	535,997
Income tax expense	36,046	11,623	80,455	37,479
Net income	$176,869	$153,344	$508,257	$498,518
Net income per share:
Basic	$2.08	$1.82	$5.99	$5.99
Diluted	$2.04	$1.79	$5.88	$5.88
Weighted-average number of shares used in per share calculations:
Basic	85,072	84,179	84,810	83,196
Diluted	86,610	85,892	86,368	84,724

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 25, 2010	December 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$621,216	$664,499
Marketable securities and investments	212,200	120,236
Accounts receivable trade, net	316,172	226,826
Accounts receivable, unbilled	148,452	58
Inventories	184,006	152,821
Project assets	109	1,081
Deferred tax assets, net	256	21,679
Prepaid expenses and other current assets	132,430	164,071
Total current assets	1,614,841	1,351,271
Property, plant and equipment, net	1,244,598	988,782
Project assets	296,521	131,415
Deferred tax assets, net	257,683	130,515
Marketable securities	163,546	329,608
Restricted cash and investments	95,024	36,494
Investment in related party	25,000	25,000
Goodwill	433,288	286,515
Inventories	36,380	21,695
Other assets	34,890	48,217
Total assets	$4,201,771	$3,349,512
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$71,135	$75,744
Income tax payable	17,612	8,740
Accrued expenses	282,832	193,277
Current portion of long-term debt	26,639	28,559
Other current liabilities	59,560	88,607
Total current liabilities	457,778	394,927
Accrued solar module collection and recycling liability	128,664	92,799
Long-term debt	223,756	146,399
Other liabilities	90,227	62,600
Total liabilities	900,425	696,725
Stockholders' equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 85,710,763 and 85,208,199 shares issued and outstanding at September 25, 2010 and December 26, 2009, respectively	86	85
Additional paid-in capital	1,820,268	1,658,091
Contingent consideration	1,607	2,844
Accumulated earnings	1,509,619	1,001,363
Accumulated other comprehensive loss	(30,234)	(9,596)
Total stockholders' equity	3,301,346	2,652,787
Total liabilities and stockholders' equity	$4,201,771	$3,349,512

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 25, 2010	September 26, 2009
Cash flows from operating activities:
Cash received from customers	$1,673,064	$1,169,345
Cash paid to suppliers and associates	(1,170,127)	(770,985)
Interest received	17,771	4,266
Interest paid	(3,149)	(7,527)
Income taxes paid, net of refunds	(57,948)	(123,011)
Excess tax benefit from share-based compensation arrangements	(102,381)	(9,476)
Other operating activities	(1,553)	(1,217)
Net cash provided by operating activities	355,677	261,395
Cash flows from investing activities:
Purchases of property, plant and equipment	(377,147)	(210,757)
Purchases of marketable securities and investments	(401,241)	(512,116)
Proceeds from maturities of marketable securities and investments	60,948	124,576
Proceeds from sales of marketable securities and investments	409,790	29,784
Investment in notes receivable	—	(45,495)
Payments received on notes receivable	61,658	14,871
Increase in restricted investments	(43,064)	(4,411)
Acquisitions, net of cash acquired	(296,496)	318
Other investing activities, net	1,288	(1,756)
Net cash used in investing activities	(584,264)	(604,986)
Cash flows from financing activities:
Proceeds from stock option exercises	6,756	4,685
Repayment of long-term debt	(14,440)	(63,699)
Proceeds from borrowings under credit facility, net of issuance costs	100,000	44,820
Excess tax benefit from share-based compensation arrangements	102,381	9,476
Proceeds from economic development funding	—	615
Other financing activities	(28)	(2)
Net cash provided by (used in) financing activities	194,669	(4,105)
Effect of exchange rate changes on cash and cash equivalents	(9,365)	(3,708)
Net decrease in cash and cash equivalents	(43,283)	(351,404)
Cash and cash equivalents, beginning of the period	664,499	716,218
Cash and cash equivalents, end of the period	$621,216	$364,814
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$65,581	$64,119

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Nine Months Ended September 25, 2010

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months and nine months ended September 25, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other period. The balance sheet at December 26, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 26, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Our fiscal quarters currently end on the Saturday closest to the end of the applicable calendar quarter. In July 2010, our board of directors approved a change in the Company's fiscal year from a 52 or 53 week fiscal year to a calendar year. This change to the calendar year cycle will be effective as of the end of the 2010 fiscal year. As a result, our 2010 fiscal year, which began on December 27, 2009, will end on December 31, 2010 instead of December 25, 2010. In addition, effective January 1, 2011, our fiscal quarters will also coincide with calendar quarters.

Unless expressly stated or the context otherwise requires, the terms "the Company," "we," "our," "us," and "First Solar" refer to First Solar, Inc. and its subsidiaries.

Note 2. Summary of Significant Accounting Policies

These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and notes thereto for the year ended December 26, 2009 included in our Annual Report on Form 10-K filed with the SEC. Our significant accounting policies reflect the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic (ASC) 605, Revenue Recognition - Multiple Deliverable Revenue Arrangements, in the first quarter of 2010.

Note 3. Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU enhances the disclosure requirements about the credit quality and related allowance for credit losses of financing receivables. We will adopt ASU 2010-20 in our fourth quarter of fiscal 2010. The adoption of ASU 2010-20 will not impact our financial position, results of operations, or cash flows, as its requirements only pertain to financial statement note disclosure.

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to the SEC Rule, Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies. The adoption of ASU 2010-21 did not have any impact on our financial position, results of operations, or cash flows.

In August 2010, the FASB issued ASU 2010-22, Accounting for Various Topics. This ASU amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112, which amended or rescinded a portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805, Business Combination, and ASC 810, Consolidation. The adoption of ASU 2010-22 did not have any impact on our financial position, results of operations, or cash flows.

Note 4. Acquisitions

NextLight Renewable Power

On July 12, 2010, we completed the acquisition of NextLight Renewable Power, LLC ("NextLight"), a leading developer of utility-scale solar projects in the southwestern United States. NextLight was formed by a private equity firm focused on investing in North America's energy infrastructure. This transaction expands our pipeline of solar power projects in the southwestern United States and supports our expansion in the U.S. utility-scale power market. We have integrated NextLight into our systems business, which provides a complete photovoltaic (PV) solar power solution, including project development, EPC services, O&M services and project finance, when required.

Purchase Price Consideration

The total consideration for this acquisition was $296.7 million in an all-cash transaction.

Preliminary Purchase Price Allocation

We accounted for this acquisition using the acquisition method in accordance with ASC 805. Accordingly, we preliminarily allocated the purchase price of the acquired assets and liabilities based on their estimated fair values at the acquisition date (July 12, 2010) as summarized in the following table (in thousands):

Tangible assets acquired	$2,513
Project assets	147,370
Deferred tax assets	84
Goodwill	146,773
Total purchase consideration	$296,740

The fair value of net tangible assets acquired on July 12, 2010 consisted of the following (in thousands):

Cash	$244
Prepaid expenses and other current assets	346
Property, plant and equipment	996
Land	3,380
Total identifiable assets acquired	4,966
Accounts payable and other liabilities	(2,453)
Total liabilities assumed	(2,453)
Net identifiable assets acquired	$2,513

Our purchase price allocation was substantially complete as of September 25, 2010.

Goodwill

We recorded the excess of the acquisition date fair value of consideration transferred over the estimated fair value of the net tangible assets and intangible assets acquired as goodwill. Underlying our financial rationale for the price we paid to acquire NextLight was the fact that we would be able to achieve a greater degree of vertical integration by using our own solar modules in the acquired projects. We have preliminarily allocated $142.1 million and $4.7 million of this goodwill to our components segment and systems segment, respectively. We allocated the majority of the goodwill from the NextLight acquisition to the components segment, since the systems segment functions as an "enabler" for the components segment to drive module throughput. This goodwill is deductible for tax purposes.

Acquisition Related Costs

Acquisition related costs recognized in the three and nine months ended September 25, 2010 included transaction costs, which we have classified in selling, general and administrative expense in our statement of operations. During the three and nine months ended September 25, 2010, transaction costs such as legal, accounting, valuation, and other professional services were $0.2 million and $1.9 million, respectively.

Pro Forma Information

NextLight has been engaged in the development of solar power projects and had not reached the point of sale for any of the projects on the acquisition date. The pre-tax loss of NextLight for the period from January 1 to July 12, 2010 and for the twelve months ended December 31, 2009 was $9.1 million and $13.4 million, respectively. Therefore, had the acquisition of NextLight occurred on December 27, 2009 (the first day of our fiscal year 2010), our reported net sales would not have changed and our reported net income would not have materially changed from the amounts previously reported.

OptiSolar

On April 3, 2009, we completed the acquisition of the solar power project development business of OptiSolar Inc. ("OptiSolar"), which included a multi-gigawatt project pipeline. We have integrated the acquired project pipeline of OptiSolar into our systems business, which provides a complete photovoltaic (PV) solar power system solution, including project development, EPC services, O&M services and project finance, when required.

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

Also, 355,096 shares were holdback shares as further described below under “Contingent Consideration” (the “Holdback Shares”). As of September 25, 2010, 2,960,461 Merger Shares have been issued. The period during which claims for indemnification from the escrow fund may be initiated began on April 3, 2009 and will end on April 3, 2011.

Purchase Price Consideration

The total consideration for this acquisition, based on the closing price of our common stock on April 3, 2009 of $134.38 per share, was $399.4 million.

Contingent Consideration

Pursuant to the Merger Agreement, of the 2,972,420 Merger Shares, as of April 3, 2009, 355,096 shares were Holdback Shares that were issuable to OptiSolar Holdings upon satisfaction of conditions relating to certain then-existing liabilities of OptiSolar. As of September 25, 2010, 343,137 Holdback Shares had been issued to OptiSolar Holdings. The estimated fair value at September 25, 2010 of the 11,959 Holdback Shares remaining to be issued was $1.6 million and has been classified separately within stockholders' equity on our balance sheet.

Acquisition Related Costs

Acquisition related costs recognized in the nine months ended September 26, 2009, included transaction costs and integration costs, which we have classified in selling, general and administrative expense in our statement of operations. During the nine months ended September 26, 2009, transaction costs such as legal, accounting, and other professional services were $1.6 million. Integration related costs during the nine months ended September 26, 2009 were $0.6 million.

Goodwill

We recorded the excess of the acquisition date fair value of consideration transferred over the estimated fair value of the net tangible assets and intangible assets acquired as goodwill. Underlying our financial rationale for the price we paid to acquire OptiSolar were synergies and economies of scale that we expected would benefit our solar module business from our having control over OptiSolar's project pipeline. Subsequent to the acquisition of OptiSolar, we adjusted goodwill downward during 2009 by $8.5 million as additional information relating to acquired deferred tax assets became available. We have allocated $251.3 million and $1.4 million of this goodwill to our components segment and our systems segment, respectively. We allocated the majority of the goodwill from the OptiSolar acquisition to the components segment, since the systems segment functions as an "enabler" for the components segment to drive module throughput. This goodwill is not deductible for tax purposes.

Acquired project assets and Tangible Assets

Through the acquisitions of OptiSolar and NextLight we acquired project assets, which represent solar power projects in various stages of development. Management engaged a third-party valuation firm to assist with the determination of the fair value of the acquired project development businesses. In our determination of the fair value of the project assets acquired, we considered, among other factors, three generally accepted valuation approaches: the income approach, market approach, and cost approach. We selected the approaches that are most indicative of the fair value of the assets acquired. We used the income approach to calculate the fair value of the acquired project assets based on estimates and assumptions of future performance of these project assets provided by OptiSolar and NextLight's management and our management. We used the market approach to determine the fair value of the land and related options acquired with those assets.

Management has estimated the fair value of tangible assets acquired and concluded that the carrying value approximates the fair value as of the acquisition dates, respectively.

Note 5. Goodwill

On November 30, 2007, we acquired 100% of the outstanding membership interests of Turner Renewable Energy, LLC. Under the purchase method of accounting, we allocated $33.4 million to goodwill through December 29, 2007, which represents the excess of the purchase price over the fair value of the identifiable net tangible and intangible assets of Turner Renewable Energy, LLC. All of this goodwill was allocated to our systems segment. At September 25, 2010 and December 26, 2009, the carrying amount of this goodwill was $33.8 million.

On April 3, 2009 we acquired the solar power project development business of OptiSolar. Under the acquisition method of accounting, we allocated $261.1 million to goodwill (excluding subsequent adjustments of $8.5 million), which primarily represents the synergies and economies of scale expected from acquiring OptiSolar's project pipeline and using our solar modules in the acquired projects.

During 2009, we adjusted goodwill downward by $8.5 million as additional information relating to acquired deferred tax assets became available. We have allocated $251.3 million and $1.4 million of this goodwill to our components segment and systems segment, respectively. At September 25, 2010 and December 26, 2009, the carrying amount of this goodwill was $252.7 million. See Note 4. “Acquisitions,” to these condensed consolidated financial statements for additional information about this acquisition.

On July 12, 2010, we acquired NextLight, a leading developer of utility-scale solar projects in the southwestern United States. Under the acquisition method of accounting, we allocated $146.8 million to goodwill, which primarily represents the synergies and economies of scale expected from acquiring NextLight's project pipeline and using our solar modules in the acquired projects. We have allocated $142.1 million and $4.7 million of this goodwill to our components segment and systems segment, respectively.

The changes in the carrying amount of goodwill for the nine months ended September 25, 2010 were as follows (in thousands):

	Components	Systems	Consolidated
Ending balance, December 26, 2009	$251,275	$35,240	$286,515
NextLight Acquisition	142,090	4,683	146,773
Ending balance, September 25, 2010	$393,365	$39,923	$433,288

ASC 350, Intangibles - Goodwill and Other, requires us to test goodwill for impairment at least annually, or sooner, if facts or circumstances between scheduled annual tests indicate that it is more likely than not that the fair value of a reporting unit that has goodwill might be less than its carrying value. Currently our operating segments and reporting units are identical. We determine fair value for our reporting units referring to the price that would be received to sell the unit as whole in an orderly transaction between market participants at the measurement date. For the goodwill assessment of our systems business, we believe that a typical market participant for the sale of our systems reporting unit would be a solar module manufacturer seeking to acquire a systems business with a large pipeline of utility-scale solar power plant projects, with the intent that these projects would provide a captive outlet for additional future solar module production. Therefore, we model the systems reporting unit's future performance for purposes of applying the income method of fair value measurement to include some of the profitability associated with the solar module element of the solar power plant that it builds and sells.

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

Note 6. Cash, Marketable Securities, and Investments

Cash, cash equivalents, marketable securities, and investments consisted of the following at September 25, 2010 and December 26, 2009 (in thousands):

	September 25, 2010	December 26, 2009
Cash and cash equivalents:
Cash	$595,818	$269,068
Cash equivalents:
Commercial paper	2,899	—
Money market mutual funds	22,499	395,431
Total cash and cash equivalents	621,216	664,499
Marketable securities and investments:
Asset-backed securities	—	5,544
Commercial paper	10,833	—
Corporate debt securities	99,615	115,248
Federal agency debt	49,985	78,911
Foreign agency debt	157,738	168,963
Foreign government obligations	9,196	10,128
Supranational debt	48,379	71,050
Total marketable securities and investments	375,746	449,844
Total cash, cash equivalents, marketable securities, and investments	$996,962	$1,114,343

We have classified our marketable securities as “available-for-sale.” Accordingly, we record them at fair value and account for net unrealized gains and losses as a part of accumulated other comprehensive income. We report realized gains and losses on the sale of our marketable securities in earnings, computed using the specific identification method. During the three and nine months ended September 25, 2010, we realized $0.2 million and $0.9 million, respectively, in gains and $0.1 million and $0.6 million, respectively, in losses on our marketable securities. During the three months ended September 26, 2009, we did not realize any gains or losses on our marketable securities. During the nine months ended September 26, 2009, we realized an immaterial amount in gains and did not realize any losses on our marketable securities. See Note 10. “Fair Value Measurement,” to these condensed consolidated financial statements for information about the fair value measurement of our marketable securities.

All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider a marketable debt security to be impaired when its fair value is less than its carrying cost, in which case we would further review the investment to determine whether it is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, our intent to sell, and whether it is more likely than not we will be required to sell the investment before we have recovered its cost basis. If an investment is other-than-temporarily impaired, we write it down through earnings to its impaired value and establish that as a new cost basis for the investment. We did not identify any of our marketable securities as other-than-temporarily impaired at September 25, 2010 and December 26, 2009.

The following table summarizes the unrealized gains and losses related to our investments in marketable securities designated as available-for-sale, by major security type, as of September 25, 2010 and December 26, 2009 (in thousands):

	As of September 25, 2010
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	10,831	2	—	10,833
Corporate debt securities	98,892	841	118	99,615
Federal agency debt	49,969	20	4	49,985
Foreign agency debt	157,018	729	9	157,738
Foreign government obligations	9,188	9	1	9,196
Supranational debt	48,149	230	—	48,379
Total	$374,047	$1,831	$132	$375,746

	As of December 26, 2009
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$5,528	$19	$3	$5,544
Corporate debt securities	114,912	475	139	115,248
Federal agency debt	78,803	108	—	78,911
Foreign agency debt	168,541	588	166	168,963
Foreign government obligations	10,057	71	—	10,128
Supranational debt	70,807	269	26	71,050
Total	$448,648	$1,530	$334	$449,844

Contractual maturities of our available-for-sale marketable securities and investments as of September 25, 2010 and December 26, 2009 were as follows (in thousands):

	As of September 25, 2010
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$211,512	$688	$—	$212,200
One year to two years	160,043	1,135	132	161,046
Two years to three years	2,492	8	—	2,500
Total	$374,047	$1,831	$132	$375,746

	As of December 26, 2009
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$119,911	$327	$2	$120,236
One year to two years	269,488	963	185	270,266
Two years to three years	59,249	240	147	59,342
Total	$448,648	$1,530	$334	$449,844

The net unrealized gain of $1.7 million and $1.2 million as of September 25, 2010 and December 26, 2009, respectively, on our available-for-sale marketable securities and investments was primarily the result of changes in interest rates. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or higher and limits the security types, issuer concentration, and duration of our investments.

The following table shows gross unrealized losses and estimated fair values for those investments that were in an unrealized loss position as of September 25, 2010 and December 26, 2009, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 25, 2010
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$19,954	$118	$—	$—	$19,954	$118
Federal agency debt	12,074	4	—	—	12,074	4
Foreign agency debt	3,966	9	—	—	3,966	9
Foreign government obligations	3,933	1	—	—	3,933	1
Total	$39,927	$132	$—	$—	$39,927	$132

	As of December 26, 2009
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Asset-backed securities	$2,868	$3	$—	$—	$2,868	$3
Corporate debt securities	32,303	139	—	—	32,303	139
Foreign agency debt	45,329	166	—	—	45,329	166
Supranational debt	7,201	26	—	—	7,201	26
Total	$87,701	$334	$—	$—	$87,701	$334

Note 7. Restricted Cash and Investments

Restricted cash and investments consisted of the following at September 25, 2010 and December 26, 2009 (in thousands):

	September 25, 2010	December 26, 2009
Restricted cash	$44	$27
Restricted investments	94,980	36,467
Total restricted cash and investments - noncurrent	$95,024	$36,494

At September 25, 2010 and December 26, 2009, our restricted investments consisted of long-term marketable securities that we hold through a custodial account to fund future costs of our solar module collection and recycling program.

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

The following table summarizes unrealized gains and losses related to our restricted investments in marketable securities designated as available-for-sale by major security type as of September 25, 2010 and December 26, 2009 (in thousands):

	As of September 25, 2010
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$73,522	$14,966	$—	$88,488
U.S. government obligations	5,519	973	—	6,492
Total	$79,041	$15,939	$—	$94,980

	As of December 26, 2009
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$34,403	$1,308	$—	$35,711
U.S. government obligations	783	—	27	756
Total	$35,186	$1,308	$27	$36,467

As of September 25, 2010, the contractual maturities of these available-for-sale marketable securities were between 17 years and 25 years. As of December 26, 2009, the contractual maturities of these available-for-sale marketable securities were between 18 years and 26 years.

Note 8. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade consisted of the following at September 25, 2010 and December 26, 2009 (in thousands):

	September 25, 2010	December 26, 2009
Accounts receivable trade, gross	$316,172	$227,816
Allowance for doubtful accounts	—	(990)
Accounts receivable trade, net	$316,172	$226,826

During the third quarter of 2009, we amended our Long-Term Supply Contracts with certain of our customers to implement a program which provided a price rebate to these customers for solar modules purchased from us. The intent of this program was to enable our customers to successfully compete in our core German market and to adjust for eligible customers the sale price (which was documented in framework agreements entered into several years ago) in light of market conditions. The rebate period was originally structured to end at the end of 2010; however, we have extended the program into 2011 with certain modifications, including applicability to certain European geographies in addition to Germany.  As was the case in 2009, the rebate amounts are established so as to enable the sell-through of our products at competitive prices. The amount of rebate earned during a fiscal quarter is based on (i) the volume of solar modules shipped to a customer (measured in watts), (ii) the volume of solar modules registered for eligible projects (measured in watts), provided that those solar modules were invoiced by the buyer to an end customer, and (iii) the rebate rate. The rebate program applies a specified rebate rate to solar modules sold for solar power projects in certain geographies. Customers need to meet certain requirements in order to be eligible for and benefit from this program. As of September 25, 2010, we have experienced approximately 100% participation in this program by eligible customers.

We account for these rebates as a reduction to the selling price of our solar modules and, therefore, as a reduction in revenue at the time of sale and recognize a contra-asset within accounts receivable trade, net. No rebates granted under this program can be claimed as cash; instead, rebates may only be applied to reduce outstanding accounts receivable balances. During the three and nine months ended September 25, 2010, we extended rebates to customers in the amount of €22.9 million and €58.5 million, respectively, ($29.3 million and $77.8 million at the average exchange rate of $1.28/€1.00 and $1.33/€1.00, respectively). At September 25, 2010, we had €26.3 million ($35.5 million at the balance sheet close rate on September 25, 2010 of $1.35/€1.00) of rebate claims accrued, which reduced our accounts receivable accordingly. At December 26, 2009, we had €54.3 million ($73.3 million at the balance sheet close rate on September 25, 2010 of $1.35/€1.00) of rebate claims accrued.

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

Accounts receivable, unbilled

Accounts receivable, unbilled represents revenue that has been recognized in advance of billing the customer. Typically, this is common for long-term construction contracts. For example, we recognize revenue from long-term contracts for the construction and sale of solar power systems which include the sale of project assets over the contractual period using applicable accounting methods. One applicable accounting method is the percentage-of-completion method of accounting, where sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred to the total estimated costs for completing the entire contract. Under this accounting method, it is possible that revenue could be recognized under applicable revenue recognition criteria in advance of billing the customer, resulting in an amount recorded to "accounts receivable, unbilled." Once we meet the billing criteria under a contract, we bill our customer accordingly and reclassify the “accounts receivable, unbilled” to “accounts receivable trade, net.” Billing criteria vary by contract, but are generally structured around completion of certain construction milestones.

Accounts receivable, unbilled were $148.5 million and $0.1 million at September 25, 2010 and December 26, 2009, respectively. The increase was due to the recognition of revenue related to our systems business projects. We expect to bill and collect these amounts within the next 12 months.

Inventories

Inventories consisted of the following at September 25, 2010 and December 26, 2009 (in thousands):

	September 25, 2010	December 26, 2009
Raw materials	$140,333	$122,282
Work in process	22,536	6,248
Finished goods	57,517	45,986
Total inventories	$220,386	$174,516
Inventories - current	$184,006	$152,821
Inventories - noncurrent (1)	$36,380	$21,695

(1)    We purchase a critical raw material that is heavily used in our core production process in quantities that anticipate confident, but long-term future demand. We classify the raw materials that we do not expect will be consumed within our operating cycle (which is 12 months), as noncurrent.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at September 25, 2010 and December 26, 2009 (in thousands):

	September 25, 2010	December 26, 2009
Prepaid expenses	$42,640	$33,095
Deferred project costs	854	36,670
Notes receivable (See Note 12. "Notes Receivable")	—	50,531
Derivative instruments	28,743	7,909
Other current assets	60,193	35,866
Total prepaid expenses and other current assets	$132,430	$164,071

Deferred project costs represent capitalized costs associated with revenue that we have deferred for project development or project construction contracts signed with a third party, typically under an EPC agreement or other contractual arrangements, for which the revenue recognition criteria have not been met. For systems business arrangements that do not involve real estate, we generally defer project costs prior to entering into a definitive sales arrangement or we recognize revenue based on the completed contract method. For systems business arrangements that we account for as real estate transactions, we generally recognize costs incurred as deferred project costs after we have entered into a definitive sales agreement, until we have met the criteria to recognize the sale as revenue.

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

Project assets - current and noncurrent consisted of the following at September 25, 2010 and December 26, 2009 (in thousands):

	September 25, 2010	December 26, 2009
Project assets acquired through OptiSolar and NextLight	$218,407	$71,037
Project assets - land	13,753	1,452
Project assets - other	64,470	60,007
Total project assets	$296,630	$132,496
Total project assets - current	$109	$1,081
Total project assets - noncurrent	$296,521	$131,415

In connection with the acquisition of the solar power project development businesses of OptiSolar and NextLight, we measured at fair value certain acquired project assets based on the varying development stages of each project asset on the acquisition date. Subsequent to the acquisitions of OptiSolar and NextLight, we incurred additional costs to further develop these projects. Once we enter into a definitive sales agreement, we reclassify these costs to deferred project costs on our balance sheet. We expense these project assets to cost of sales as each respective project asset or solar power system is sold to a customer, since the project is constructed for a customer (matching the underlying revenue recognition method), or if we determine that the project is commercially not viable.

We review project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider a project commercially viable if it is anticipated to be sellable for a profit once it is either fully developed or fully constructed. We consider a partially developed or partially constructed project commercially viable if the anticipated selling price is higher than the carrying value of the related project assets. We examine a number of factors to determine if the project will be profitable, the most notable of which are whether there are any environmental, ecological, permitting, or regulatory conditions that have changed for the project since the start of development. Such changes could cause the cost of the project to increase or the selling price of the project to decrease.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at September 25, 2010 and December 26, 2009 (in thousands):

	September 25, 2010	December 26, 2009
Buildings and improvements	$242,870	$239,088
Machinery and equipment	855,105	813,281
Office equipment and furniture	67,597	38,845
Leasehold improvements	20,083	15,870
Depreciable property, plant and equipment, gross	1,185,655	1,107,084
Accumulated depreciation	(328,671)	(225,790)
Depreciable property, plant and equipment, net	856,984	881,294
Land	9,764	4,995
Construction in progress	377,850	102,493
Property, plant and equipment, net	$1,244,598	$988,782

During the nine months ended September 25, 2010, we were granted a $16.3 million tax credit under the Advanced Energy Tax Credit program enacted by the American Reinvestment and Recovery Act of 2009 for the expansion of our Perrysburg, Ohio manufacturing facility, and we reduced the acquisition cost for the expansion of this facility accordingly.

Depreciation of property, plant, and equipment was $36.9 million and $33.7 million for the three months ended September 25, 2010 and September 26, 2009, respectively, and was $109.7 million and $88.0 million for the nine months ended September 25, 2010 and September 26, 2009, respectively.

Capitalized Interest

We capitalized interest costs incurred into our property, plant and equipment or our project assets/deferred project costs as follows during the three and nine months ended September 25, 2010 and September 26, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Interest cost incurred	$(2,384)	$(2,367)	$(6,582)	$(9,473)
Interest cost capitalized - property, plant and equipment	1,771	665	3,472	3,009
Interest cost capitalized - project assets and deferred project costs	613	1,613	3,104	1,613
Interest expense, net	$—	$(89)	$(6)	$(4,851)

Accrued expenses

Accrued expenses consisted of the following at September 25, 2010 and December 26, 2009 (in thousands):

	September 25, 2010	December 26, 2009
Accrued compensation and benefits	$55,998	$53,856
Accrued property, plant and equipment	59,944	35,811
Accrued inventory	26,820	27,542
Product warranty liability - current	10,297	8,216
Nonrecurring expenses in excess of normal product warranty liability and related expenses	27,479	6,595
Accrued taxes - other	46,701	10,179
Other accrued expenses	55,593	51,078
Total accrued expenses	$282,832	$193,277

The above-referenced $27.5 million of accrued nonrecurring expenses in excess of normal product liability as of September 25, 2010 consists of the following, each related to the manufacturing excursion described below: (i) $21.5 million (utilization of accrual during quarter offset by foreign exchange movement) in estimated expenses for certain module replacement efforts voluntarily undertaken by us beyond the normal product warranty (presented in results of operations under “cost of sales”); and (ii) $6.0 million (unchanged from prior periods other than foreign exchange movement) in estimated nonrecurring post-sale expenses (presented in results of operations under “selling, general and administrative”). During the period from June 2008 to June 2009, a manufacturing excursion occurred affecting less than 4% of the total product manufactured within the period. The excursion could result in possible premature power loss in affected modules. The root cause was identified and subsequently mitigated in June 2009. On-going testing confirms the corrective actions are effective. We have been working directly with impacted customers to replace the affected modules and these efforts are well underway and, in some cases, complete.  Some of these efforts go beyond our normal warranty coverage.

Other current liabilities

Other current liabilities consisted of the following at September 25, 2010 and December 26, 2009 (in thousands):

	September 25, 2010	December 26, 2009
Deferred revenue (1)	$—	$31,127
Derivative instruments	42,941	30,781
Other current liabilities	16,619	26,699
Total other current liabilities	$59,560	$88,607

(1)    Deferred revenue was recognized in net sales once all revenue recognition criteria were met.

Other liabilities

Other liabilities consisted of the following at September 25, 2010 and December 26, 2009 (in thousands):

	September 25, 2010	December 26, 2009
Other taxes payable	$44,633	$28,889
Other noncurrent liabilities	45,594	33,711
Total other liabilities	$90,227	$62,600

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

The following tables present the fair values of derivative instruments included in our consolidated balance sheet as of September 25, 2010 and December 26, 2009 (in thousands):

	September 25, 2010
	Other Assets - Current	Other Assets - Noncurrent	Other Liabilities - Current	Other Liabilities - Noncurrent
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$6,912	$—	$26,375	$2,063
Interest rate swap contracts	—	—	364	1,676
Total derivatives designated as hedging instruments	6,912	—	26,739	3,739

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	21,831	—	16,202	—
Total derivatives not designated as hedging instruments	21,831	—	16,202	—

Total derivative instruments	$28,743	$—	$42,941	$3,739

	December 26, 2009
	Other Assets - Current	Other Assets - Noncurrent	Other Liabilities - Current	Other Liabilities - Noncurrent
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$3,781	$—	$19,723	$—
Interest rate swap contracts	—	—	178	905
Total derivatives designated as hedging instruments	3,781	—	19,901	905

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	4,128	—	10,880	—
Total derivatives not designated as hedging instruments	4,128	—	10,880	—

Total derivative instruments	$7,909	$—	$30,781	$905

The following tables present the amounts related to derivative instruments affecting our consolidated statement of operations for the three and nine months ended September 25, 2010 and September 26, 2009 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended	Nine Months Ended	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended	Nine Months Ended
Derivative Type	September 25, 2010	September 25, 2010		September 25, 2010	September 25, 2010
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$(60,538)	$(5,584)	Net sales	$6,652	$35,885
Interest rate swaps	(136)	(957)	Interest income (expense)	(358)	(991)
Total derivatives designated as cash flow hedges	$(60,674)	$(6,541)		$6,294	$34,894

	Amount of Gain (Loss) on Derivatives Recognized in Income
	Three Months Ended	Nine Months Ended	Location of Gain (Loss) on Derivatives Recognized in Income
Derivative Type	September 25, 2010	September 25, 2010
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$6,652	$35,885	Net sales
Interest rate swaps	$(358)	$(991)	Interest income (expense)

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$5,703	$(4,818)	Other income (expense)
Foreign exchange forward contracts	$4,144	$(3,084)	Cost of sales

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended	Nine Months Ended	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended	Nine Months Ended
Derivative Type	September 26, 2009	September 26, 2009		September 26, 2009	September 26, 2009
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$(9,313)	$(36,424)	Net sales	$(22,939)	$8,885
Interest rate swaps	(820)	273	Interest income (expense)	(102)	(2,627)
Total derivatives designated as cash flow hedges	$(10,133)	$(36,151)		$(23,041)	$6,258

	Amount of Gain (Loss) on Derivatives Recognized in Income
	Three Months Ended	Nine Months Ended	Location of Gain (Loss) on Derivatives Recognized in Income
Derivative Type	September 26, 2009	September 26, 2009
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$(22,939)	$8,885	Net sales
Interest rate swaps	$(102)	$(2,627)	Interest income (expense)

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$(495)	$(5,426)	Other income (expense)
Foreign exchange forward contracts	$2,028	$3,097	Cost of sales

Credit default swaps	$—	$(1,459)	Other income (expense)

Interest Rate Risk

We use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use such swap agreements for speculative or trading purposes. On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian credit facility, which became effective on September 30, 2009 with a notional value of €57.3 million ($77.4 million at the balance sheet close rate on September 25, 2010 of $1.35/€1.00) and pursuant to which we are entitled to receive a six-month floating interest rate, the Euro Interbank Offered Rate (Euribor), and required to pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of September 25, 2010, the notional value of this interest rate swap contract was €52.6 million ($71.0 million at the balance sheet close rate on September 25, 2010 of $1.35/€1.00). This derivative instrument qualifies for accounting as a cash flow hedge in accordance with FASB ASC 815 and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at September 25, 2010.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of the components of our business to have material future cash flows, including revenues and expenses, that will be denominated in currencies other than the component's functional currency. Our primary cash flow exposures are customer collections and vendor payments. Changes in the exchange rates between our components' functional currencies and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge the value of a portion of these forecasted cash flows. As of September 25, 2010, these foreign exchange contracts hedge our forecasted future cash flows for up to 18 months. These foreign exchange contracts qualified for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of the derivative's gain or loss in “Accumulated other comprehensive income (loss)” and subsequently reclassify amounts into earnings when the hedged transaction is settled. We determined that these derivative financial instruments were highly effective as cash flow hedges at September 25, 2010. In addition, during the nine months ended September 25, 2010, we did not discontinue any cash flow hedges because a hedging relationship was no longer highly effective or it was probable that a forecasted transaction would not occur.

During the nine months ended September 25, 2010, we purchased foreign exchange forward contracts to hedge the exchange risk on forecasted cash flows denominated in euro. As of September 25, 2010, the unrealized loss on these contracts was $21.5 million and the total notional value of the contracts was €597.0 million ($806.0 million at the balance sheet close rate on September 25, 2010 of $1.35/€1.00). The weighted average forward exchange rate for these contracts was $1.31/€1.00 at September 25, 2010.

In the following 12 months, we expect to reclassify to earnings $19.5 million of net unrealized losses related to these forward contracts that are included in accumulated other comprehensive loss at September 25, 2010 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rate when we realize the related forecasted transaction. During the three and nine months ended September 25, 2010, we realized a gain of $6.3 million and $34.9 million, respectively, related to our cash flow hedges.

Transaction Exposure

Many components of our business have assets and liabilities (primarily receivables, investments, accounts payable, debt, solar module collection and recycling liabilities, and inter-company transactions) that are denominated in currencies other than the component's functional currency. Changes in the exchange rates between our components' functional currencies and the other currencies in which these assets and liabilities are denominated can create fluctuations in our reported consolidated financial position, results of operations, and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to hedge assets and liabilities against the short-term effects of currency exchange rate fluctuations. The gains and losses on the foreign exchange forward contracts will offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency assets and liabilities.

During the nine months ended September 25, 2010, we purchased foreign exchange forward contracts to hedge balance sheet exposures related to transactions with third parties. We recognize gains or losses from the fluctuation in foreign exchange rates and the valuation of these derivative contracts in cost of sales and foreign currency gain (loss) on our consolidated statements of operations, depending on where the gain or loss from the hedged item is classified on our consolidated statement of operations. As of September 25, 2010, the total unrealized gain on our foreign exchange forward contracts was $5.6 million. These contracts have maturities of less than two months.

As of September 25, 2010, the notional values of our foreign exchange forward contracts were as follows (notional amounts and U.S. dollar equivalents in millions):

				Balance sheet close rate on
Transaction	Currency	Notional Amount	U.S. Equivalent	September 25, 2010
Purchase	Euro	€ 252.9	$341.4	$1.35/€1.00
Sell	Euro	€ 192.4	$259.7	$1.35/€1.00
Purchase	Malaysian ringgits	MYR 155.2	$49.7	$0.32/MYR1.00
Sell	Malaysian ringgits	MYR 65.0	$20.8	$0.32/MYR1.00
Purchase	Japanese yen	JPY 135.0	$1.4	$0.01/JPY1.00
Sell	Japanese yen	JPY 135.0	$1.4	$0.01/JPY1.00
Purchase	Canadian dollar	CAD 320.0	$313.6	$0.98/CAD1.00
Sell	Canadian dollar	CAD 320.0	$313.6	$0.98/CAD1.00

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

When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring or one-time basis:

•
Cash equivalents. At September 25, 2010, our cash equivalents consisted of commercial paper and money market mutual funds. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1. We value our commercial paper cash equivalents using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2.

•	Marketable securities and investments. At September 25, 2010, our marketable securities and investments consisted of commercial paper, corporate debt securities, federal and foreign agency debt, foreign government obligations, and supranational debt. We value our marketable securities using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We also consider the effect of our counterparties' credit standings in these fair value measurements.

•
Derivative assets and liabilities. At September 25, 2010, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and interest rate swap contracts involving benchmark interest rates. Since our derivative assets and liabilities are not traded on an exchange, we value them using industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the terms of the instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our own credit standing and that of our counterparties in our valuations of our derivative assets and liabilities.

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

At September 25, 2010 and December 26, 2009, information about inputs into the fair value measurements of our assets and liabilities that we make on a recurring basis was as follows (in thousands):

	As of September 25, 2010
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$2,899	$—	$2,899	$—
Money market mutual fund	22,499	22,499	—	—
Marketable securities and investments:
Commercial paper	10,833	—	10,833	—
Corporate debt securities	99,615	—	99,615	—
Federal agency debt	49,985	—	49,985	—
Foreign agency debt	157,738	—	157,738	—
Foreign government obligations	9,196	—	9,196	—
Supranational debt	48,379	—	48,379	—
Derivative assets	28,743	—	28,743	—
Total assets	$429,887	$22,499	$407,388	$—
Liabilities:
Derivative liabilities	$46,680	$—	$46,680	$—

	As of December 26, 2009
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$395,431	$395,431	$—	$—
Marketable securities and investments:
Asset backed securities	5,544	—	5,544	—
Corporate debt securities	115,248	—	115,248	—
Federal agency debt	78,911	—	78,911	—
Foreign agency debt	168,963	—	168,963	—
Foreign government obligations	10,128	—	10,128	—
Supranational debt	71,050	—	71,050	—
Derivative assets	7,909	—	7,909	—
Total assets	$853,184	$395,431	$457,753	$—
Liabilities:
Derivative liabilities	$31,686	$—	$31,686	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial instruments at September 25, 2010 and December 26, 2009 were as follows (in thousands):

	September 25, 2010		December 26, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities, current and noncurrent	$375,746	$375,746	$449,844	$449,844
Notes receivable - current	$—	$—	$50,531	$50,531
Foreign exchange forward contract assets	$28,743	$28,743	$7,909	$7,909
Restricted investments (excluding restricted cash)	$94,980	$94,980	$36,467	$36,467
Investment in related party	$25,000	$25,000	$25,000	$25,000
Notes receivable - noncurrent	$9,425	$8,575	$25,241	$25,332
Liabilities:
Long-term debt, including current maturities	$250,395	$256,431	$174,958	$178,900
Interest rate swaps	$2,040	$2,040	$1,083	$1,083
Foreign exchange forward contract liabilities	$44,640	$44,640	$30,603	$30,603

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

Note 11. Related Party Transactions

During 2008, we entered into a long-term solar module supply agreement with a company based in the United States that supplies and installs solar power systems to commercial and residential customers and that also qualifies as a related party. During the three months ended September 25, 2010, we did not have any net sales to this related party and during the nine months ended September 25, 2010, we recognized $9.6 million in net sales to this related party. At September 25, 2010, we did not have any accounts receivable from this related party.

Note 12. Notes Receivable

On April 8, 2009, we entered into a credit facility agreement with a solar project entity of one of our customers for an available amount of €17.5 million ($23.6 million at the balance sheet close rate on September 25, 2010 of $1.35/€1.00) to provide financing for a photovoltaic power generation facility. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8% per annum and is due on December 31, 2026. As of September 25, 2010 and December 26, 2009, the balance on this credit facility was €7.0 million and €17.5 million, respectively ($9.5 million and $23.6 million at the balance sheet close rate on September 25, 2010 of $1.35/€1.00). The outstanding amount of this credit facility is included within “Other assets” on our consolidated balance sheets.

On April 21, 2009, we entered into a revolving VAT financing facility agreement for an available amount of €9.0 million ($12.2 million at the balance sheet close rate on September 25, 2010 of $1.35/€1.00) with the same solar project entity with which we entered into the credit facility agreement on April 8, 2009. The VAT facility agreement pre-financed the amounts of German value added tax (VAT) and any other tax obligations of similar nature during the construction phase of the photovoltaic power generation facility. Borrowings under this facility were short-term in nature, since the facility was to be repaid when VAT amounts were reimbursed by the government. The VAT facility agreement bears interest at the rate of Euribor plus 1.2% and matures on December 31, 2010. As of September 25, 2010, the facility was fully repaid, including interest, and there was no balance outstanding. As of December 26, 2009, the balance on this financing agreement was €1.4 million ($1.9 million at the balance sheet close rate on September 25, 2010 of $1.35/€1.00). The outstanding amount of this financing agreement was included within “Prepaid expenses and other current assets” on our consolidated balance sheets during the year ended December 26, 2009.

In October 2009, we entered into a fixed rate note with a solar power project entity to finance construction and start-up costs of a photovoltaic facility in Germany. This note provided funding in the amount of €19.2 million ($25.9 million at the balance sheet close rate on September 25, 2010 of $1.35/€1.00). The fixed rate note was due on May 31, 2010 and bore interest at 7% per annum. The fixed rate note was collateralized by a bank account pledge agreement, a security assignment agreement, a partnership interest pledge agreement, and a share pledge agreement. As of September 25, 2010, the fixed rate note was fully repaid, including interest, and there was no balance outstanding. As of December 26, 2009, the full available amount under this fixed rate note was outstanding. The outstanding amount of this fixed rate note was included within “Prepaid expenses and other current assets” on our consolidated balance sheets during the year ended December 26, 2009.

In October 2009, we entered into a fixed rate note with another solar power project entity to finance construction and start-up costs of a photovoltaic facility in Germany. This note provided funding in the amount of €14.5 million ($19.6 million at the balance sheet close rate on September 25, 2010 of $1.35/€1.00). The fixed rate note was due on May 31, 2010 and bore interest at 7% per annum. This fixed rate note was collateralized by a bank account pledge agreement, a security assignment agreement, a guarantee agreement, and share pledge agreement. As of September 25, 2010, the fixed rate note was fully repaid, including interest, and there was no balance outstanding. As of December 26, 2009, the full available amount under this fixed rate note was outstanding. The outstanding amount of this fixed rate note was included within “Prepaid expenses and other current assets” on our consolidated balance sheets during the year ended December 26, 2009.

Note 13. Debt

Our long-term debt at September 25, 2010 and December 26, 2009 consisted of the following (in thousands):

Type	September 25, 2010	December 26, 2009
Revolving Credit Facility	$100,000	$—
Malaysian Facility Agreement - Fixed rate term loan	72,219	84,166
Malaysian Facility Agreement - Floating rate term loan (1)	72,219	84,166
Director of Development of the State of Ohio	8,550	9,994
Director of Development of the State of Ohio	—	139
Capital lease obligations	132	2
	253,120	178,467
Less unamortized discount	(2,725)	(3,509)
Total long-term debt	250,395	174,958
Less current portion	(26,639)	(28,559)
Noncurrent portion	$223,756	$146,399

(1)    We entered into an interest rate swap contract related to this loan. See Note 9. "Derivative Instruments," to these condensed consolidated financial statements.

We did not have any short-term debt at September 25, 2010 and December 26, 2009.

Revolving Credit Facility

On September 4, 2009, we entered into a revolving credit facility pursuant to a credit agreement among First Solar, Inc., certain designated Borrowing Subsidiaries (consisting of First Solar Manufacturing GmbH, a German subsidiary, and other subsidiaries of our Company who may in the future be designated as borrowers pursuant to the credit agreement), and several lenders. JPMorgan Chase Bank, N.A. and Bank of America served as Joint-Lead Arrangers and Bookrunners, with JPMorgan also acting as Administrative Agent. The credit agreement provides First Solar, Inc. and the Borrowing Subsidiaries with a senior secured three-year revolving credit facility in an aggregate available amount of $300.0 million, a portion of which is available for letters of credit. Proceeds from the credit facility may be used for working capital and other general corporate purposes. Subsequent to September 25, 2010, we entered into an amended and restated revolving credit facility which provides First Solar, Inc. and the Borrowing Subsidiaries with a senior secured five-year revolving credit facility in an aggregate available amount of $600.0 million, all of which is available for letters of credit. Subject to certain conditions, we have the right to request an increase in the aggregate commitments under the credit facility up to $750.0 million. See also Note 21. "Subsequent Events," for further information about this amendment and restatement. In connection with the credit agreement, we also entered into a guarantee and collateral agreement and foreign security agreements.

 Borrowings under the amended and restated credit agreement currently bear interest at (i) London Interbank Offered Rate

(LIBOR) (adjusted for eurocurrency reserve requirements) plus a margin of 2.25% or (ii) a base rate as defined in the credit agreement plus a margin of 1.25%, depending on the type of borrowing requested by us. These margins are subject to adjustments depending on our consolidated leverage ratio.

At September 25, 2010, we had $100.0 million in borrowings outstanding and $73.2 million in letters of credit issued under the revolving credit facility. As of September 25, 2010, based on the outstanding borrowing, the all-in effective three month LIBOR borrowing rate was 3.51%. At December 26, 2009, we had no borrowings outstanding and $46.0 million in letters of credit issued under the revolving credit facility.

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

The credit agreement contains various financial condition covenants with which we must comply, including a debt to EBITDA ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. Under the credit agreement, we are also subject to customary non-financial covenants, including limitations in secured indebtedness and limitations on dividends and other restricted payments. We were in compliance with these covenants at September 25, 2010.

Malaysian Facility Agreement

On May 6, 2008, in connection with the plant expansion at our Malaysian manufacturing center, First Solar Malaysia Sdn. Bhd. (FS Malaysia), our indirect wholly owned subsidiary, entered into an export financing facility agreement (Malaysian Facility Agreement) with a consortium of banks. The total available loan amount was €134.0 million ($180.9 million at the balance sheet close rate on September 25, 2010 of $1.35/€1.00). Pursuant to the Malaysian Facility Agreement, we began semi-annual repayments of the principal balances of these credit facilities during 2008. Amounts repaid under this credit facility cannot be re-borrowed. These credit facilities consisted of the following (in thousands):

				Outstanding at
Malaysian Borrowings	Denomination	Interest Rate	Maturity	September 25, 2010
Fixed-rate euro-denominated term loan	EUR	4.54%	2016	$72,219
Floating-rate euro-denominated term loan	EUR	Euribor plus 0.55%	2016	72,219
Total (1)				$144,438

(1)    €107.0 million outstanding at September 25, 2010 ($144.4 million at the balance sheet close rate on September 25, 2010 of $1.35/€1.00).

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

The Malaysian Facility Agreement contains various financial covenants with which we must comply, such as debt-to-equity ratios, total leverage ratios, interest coverage ratios, and debt service coverage ratios. The Malaysian Facility Agreement also contains various customary non-financial covenants with which FS Malaysia must comply, including submitting various financial reports and business forecasts to the lenders, maintaining adequate insurance, complying with applicable laws and regulations, and restrictions on FS Malaysia's ability to sell or encumber assets, or make loan guarantees to third parties. We were in compliance with these covenants at September 25, 2010.

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

State of Ohio Loans

During the years ended December 25, 2004 and December 31, 2005, we received the following loans from the Director of Development of the State of Ohio (in thousands):

					Outstanding at
Ohio Borrowings	Original Loan Amount	Denomination	Interest Rate	Maturity	September 25, 2010
Director of Development of the State of Ohio	$15,000	USD	2.25%	2015	$8,550
Director of Development of the State of Ohio	5,000	USD	0.25% — 3.25%	2009	—
Total	$20,000				$8,550

France Facility Agreement

On March 30, 2010, in connection with the construction of our planned manufacturing facility in Blanquefort, France, First Solar France Manufacturing SAS (FS France), our indirect wholly owned subsidiary, entered into a facility agreement with EDF Energies Nouvelles SA (EDF-EN) for the purpose of partially financing the construction of the manufacturing facility. The total available loan amount under this non-revolving credit facility is a maximum principal amount of €50.0 million ($67.5 million at the balance sheet close rate on September 25, 2010 of $1.35/€1.00). Pursuant to the terms and conditions set forth in the facility agreement, advances will be made available commencing on the start of construction of the French plant and ending June 15, 2012. Advances must be repaid in quarterly installments through the tenth anniversary of the first commercial shipments from the French plant, subject to accelerated mandatory prepayment in the event of a default under the facility or the termination of the related venture agreement or off-take agreement with EDF-EN and affiliated entities. Amounts repaid under this credit facility cannot be re-borrowed. The borrowings will bear interest at a rate of 4%. Any advances drawn under this facility will be unsecured. As of September 25, 2010, there have been no borrowings under this facility.

Note 14. Commitments and Contingencies

Financial guarantees

In the normal course of business, we occasionally enter into agreements with third parties under which we guarantee the performance of our subsidiaries related to certain service contracts, which may include services such as development, engineering, procurement of permits and equipment, construction management, and monitoring and maintenance related to solar power plants. These agreements meet the definition of a guarantee according to ASC 460, Guarantees. As of September 25, 2010, none of these guarantees were material to our financial position.

Loan guarantees

At September 25, 2010, our only loan guarantees were guarantees of our own debt, as disclosed in Note 13. "Debt,” to these condensed consolidated financial statements.

Commercial commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. Our revolving credit facility as of September 25, 2010 provided us the capacity to issue up to $75.0 million in letters of credit at a fee equal to the applicable margin for eurocurrency revolving loans and a fronting fee.  As of September 25, 2010, we had issued $115.1 million in letters of credit, the majority of which were related to supporting our systems business. Of these, $73.2 million were issued under the revolving credit facility. Subsequent to September 25, 2010 we entered into an amended and restated revolving credit facility, which increased our borrowing capacity under this agreement to $600.0 million, all of which can be used for the issuance of letters of credit.

Product warranties

We offer warranties on our products and record an estimate of the associated liability based on the number of solar modules under warranty, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of our solar modules, and our estimated per-module replacement cost.

Product warranty activity during the three and nine months ended September 25, 2010 and September 26, 2009 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Product warranty liability, beginning of period	$23,862	$17,413	$22,583	$11,905
Accruals for new warranties issued (warranty expense)	5,458	4,360	13,130	11,349
Settlements	(7,035)	(112)	(16,008)	(466)
Change in estimate of warranty liability	2,747	(1,079)	5,327	(2,206)
Product warranty liability, end of period	$25,032	$20,582	$25,032	$20,582
Current portion of warranty liability			$10,297	$7,667
Noncurrent portion of warranty liability			$14,735	$12,915

Note 15. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as an expense over the grant recipients' requisite service periods, in accordance with ASC 718, Compensation-Stock Compensation. The share-based compensation expense that we recognized in our consolidated statements of operations for the three and nine months ended September 25, 2010 and September 26, 2009 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Share-based compensation expense included in:
Cost of sales	$8,588	$4,333	$19,312	$10,835
Research and development	2,561	2,254	7,599	6,173
Selling, general and administrative	14,731	15,263	42,661	36,991
Production start-up	352	337	1,176	1,129
Total share-based compensation expense	$26,232	$22,187	$70,748	$55,128

The increase in share-based compensation expense was primarily the result of new awards.

The following table presents our share-based compensation expense by type of award for the three and nine months ended September 25, 2010 and September 26, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Stock options	$482	$1,627	$2,037	$5,435
Restricted stock units	23,769	21,024	68,641	51,265
Unrestricted stock	176	113	483	338
Net amount released from (absorbed into) inventory	1,805	(577)	(413)	(1,910)
Total share-based compensation expense	$26,232	$22,187	$70,748	$55,128

Share-based compensation cost capitalized in our inventory was $1.4 million and $1.0 million at September 25, 2010 and December 26, 2009, respectively. As of September 25, 2010, we had $1.3 million of unrecognized share-based compensation cost related to unvested stock option awards, which we expect to recognize as an expense over a weighted-average period of approximately 0.5 years, and $158.5 million of unrecognized share-based compensation cost related to unvested restricted stock units, which we expect to recognize as an expense over a weighted-average period of approximately 2 years.

Note 16. Income Taxes

On August 10, 2010 Congress enacted the Education Jobs & Medicaid Assistance Act (H.R. 1586). HR 1586 includes significant international tax revenue raisers which are generally effective January 1, 2011. These tax provisions generally attempt to limit a taxpayer's ability to fully claim tax credits for previously paid foreign taxes in determining one's U.S. income tax liability. In advance of the effective date of this legislation we decided to repatriate $300.0 million of earnings from certain of our foreign subsidiaries to the United States. As a result of this repatriation, which we expect to occur during the fourth quarter of the current fiscal year 2010, we have included in our third quarter results a one-time non-cash income tax charge of $14.7 million, or $0.17 per share.  Except for our decision to repatriate $300.0 million, we continue to indefinitely invest outside the United States undistributed earnings from our non-US subsidiaries as of September 25, 2010.

Our Malaysian subsidiary has been granted a tax holiday for a period of 16.5 years, which was originally scheduled to commence on January 1, 2009. The tax holiday, which generally provides for a 100% exemption from Malaysian income tax, is conditional upon our continued compliance in meeting certain employment and investment thresholds. On January 9, 2009, we received formal approval granting our request to pull forward this previously approved tax holiday by one year; the result of which was an $11.5 million reduction in the amount of income taxes previously accrued during the year ended December 27, 2008. As a result, we recognized an income tax benefit of $11.5 million during the first quarter of 2009. In January 2010, in connection with the expansion of our Malaysian manufacturing operations, we were granted an extension of the previously approved tax holiday by three years, contingent upon meeting additional investment requirements.

Our effective tax rates were 16.9% and 13.7% for the three and nine months ended September 25, 2010, respectively, and were 7.0% for the three and nine months ended September 26, 2009. Without the $14.7 million tax charge discussed above, our effective tax rate would have been 10.0% and 11.2% for the three and nine months ended September 25, 2010. Without the $11.5 million tax benefit discussed above, our effective tax rate would have been 9.1% for the nine months ended September 26, 2009. Our estimated annual effective tax rate was higher during the nine months ended September 25, 2010 compared with the nine months ended September 26, 2009 mainly due to the $14.7 million tax charge discussed above, a greater percentage of profits earned in jurisdictions with higher tax rates, and the reversal of previously recorded tax expense of $11.5 million during the nine months ended September 26, 2009. Without the beneficial impact of the Malaysian tax holiday on operations for the nine months ended September 25, 2010 and September 26, 2009, our effective tax rates would have been 29.2% and 25.1%, respectively. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate primarily due to the benefit associated with foreign income taxed at lower rates and the beneficial impact of the Malaysian tax holiday.

Note 17. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including employee stock options and restricted stock units.

The calculation of basic and diluted net income per share for the three and nine months ended September 25, 2010 and September 26, 2009 was as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Basic net income per share
Numerator:
Net income	$176,869	$153,344	$508,257	$498,518
Denominator:
Weighted-average common stock outstanding	85,072	84,179	84,810	83,196
Diluted net income per share
Denominator:
Weighted-average common stock outstanding	85,072	84,179	84,810	83,196
Effect of stock options, restricted stock units outstanding, and contingent issuable shares	1,538	1,713	1,558	1,528
Weighted-average shares used in computing diluted net income per share	86,610	85,892	86,368	84,724

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Per share information - basic:
Net income per share	$2.08	$1.82	$5.99	$5.99

Per share information - diluted:
Net income per share	$2.04	$1.79	$5.88	$5.88

The following number of outstanding employee stock options and restricted stock units were excluded from the computation of diluted net income per share for the three and nine months ended September 25, 2010 and September 26, 2009 as they would have had an antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Restricted stock units and options to purchase common stock	70	188	128	203

Note 18. Comprehensive Income

Comprehensive income, which includes foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, and unrealized gains and losses on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders' equity, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Net income	$176,869	$153,344	$508,257	$498,518
Foreign currency translation adjustments	41,451	16,995	(26,667)	22,008
Change in unrealized gain on marketable securities, net of tax	5,792	1,848	12,569	2,219
Change in unrealized loss on derivative instruments, net of tax	(60,673)	(10,133)	(6,540)	(36,215)
Comprehensive income	$163,439	$162,054	$487,619	$486,530

Components of accumulated other comprehensive loss were as follows (in thousands):

	September 25, 2010	December 26, 2009
Foreign currency translation adjustments	$(21,189)	$5,478
Unrealized gain on marketable securities, net of tax	14,520	1,951
Unrealized loss on derivative instruments, net of tax	(23,565)	(17,025)
Accumulated other comprehensive loss	$(30,234)	$(9,596)

Note 19. Statement of Cash Flows

The following table presents a reconciliation of net income to net cash provided by operating activities for the nine months ended September 25, 2010 and September 26, 2009 (in thousands):

	Nine Months Ended
	September 25, 2010	September 26, 2009
Net income	$508,257	$498,518
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	112,923	90,720
Impairment of assets and liabilities	2,374	985
Impairment of project assets	3,371	—
Share-based compensation	70,748	55,128
Remeasurement of monetary assets and liabilities	239	438
Deferred income taxes	(74,066)	(15,888)
Excess tax benefits from share-based compensation arrangements	(102,381)	(9,476)
Provision for doubtful accounts receivable	(990)	3,990
Inventory reserve	—	5,689
Gain on sales of investments, net	(282)	(7)
Other operating activities	(1,098)	—
Changes in operating assets and liabilities:
Accounts receivable, trade	(97,236)	(276,409)
Accounts receivable, unbilled	(148,394)	80
Inventories	(46,137)	(71,184)
Project assets	(23,207)	(50,398)
Deferred project costs	35,816	(2,747)
Prepaid expenses and other current assets	(66,791)	22,922
Other assets	(5,099)	(1,951)
Accounts payable and accrued expenses	222,720	5,695
Deferred revenue	(35,090)	5,290
Total adjustments	(152,580)	(237,123)
Net cash provided by operating activities	$355,677	$261,395

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

Through our fully integrated systems business, we provide a complete PV solar power system, which includes project development, engineering, procurement and construction (EPC) services, operating and maintenance (O&M) services, when applicable and project finance, when required. Our systems segment sells solar power systems, all of which use our solar modules, directly to investor owned utilities, independent power developers and producers, commercial and industrial companies, and other system owners who purchase completed solar power plants, EPC services, and/or O&M services from us.

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

Our systems business has certain of its own dedicated administrative key functions, such as accounting, legal, finance, project finance, HR, procurement and marketing. Costs for these functions are recorded and included within selling, general and administrative costs for our systems segment. Our corporate key functions consist primarily of company-wide corporate tax, corporate treasury, corporate accounting/finance, corporate legal, investor relations, corporate communications and executive management functions. We allocate corporate costs to the components segment as part of selling, general and administrative costs, since this segment currently benefits the most from the corporate functions.

In the event segment gross profit from our systems segment (after allocating the revenue from solar modules and related cost of sales to the components segment) is less than operating expenses in a given period, then the components business will compensate the systems segment for the temporary shortfall.
A typical shortfall can result from (i) the timing and amount of revenue recognition in comparison to the amount of fixed costs incurred in a given period or (ii) a larger amount of other-than-temporary project asset impairment in any given period.
The systems segment repays such cumulative temporary shortfalls in periods where its segment gross profit exceeds operating expenses. Any surplus segment income before income taxes after such repayment would then trigger an additional allocation of revenue from the systems segment to the components segment to achieve break-even results based on how our CODM views these segments.
Repayment of prior quarter compensation by the systems segment to our components segment during the three and nine months ended September 25, 2010 was $15.0 million and $17.5 million, respectively. Compensation by the components segment to our systems segment during the three and nine months ended September 26, 2009 was $9.2 million and $20.6 million, respectively.

Additional revenue allocated from the systems segment to the components segment during the three and and nine months ended September 25, 2010 was $14.2 million.
Financial information about our segments was as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 25, 2010			September 26, 2009
	Components	Systems	Total	Components	Systems	Total
Net sales	$575,497	$222,402	$797,899	$480,253	$598	$480,851
Gross profit (loss)	$282,809	$39,083	$321,892	$246,649	$(1,656)	$244,993
Income before income taxes	$212,915	$—	$212,915	$164,967	$—	$164,967
Goodwill	$393,365	$39,923	$433,288	$248,766	$35,239	$284,005
Total assets	$3,545,515	$656,256	$4,201,771	$2,849,344	$245,728	$3,095,072

	Nine Months Ended			Nine Months Ended
	September 25, 2010			September 26, 2009
	Components	Systems	Total	Components	Systems	Total
Net sales	$1,605,705	$348,009	$1,953,714	$1,419,984	$4,951	$1,424,935
Gross profit (loss)	$822,116	$66,006	$888,122	$782,281	$(3,908)	$778,373
Income before income taxes	$588,712	$—	$588,712	$535,997	$—	$535,997
Goodwill	$393,365	$39,923	$433,288	$248,766	$35,239	$284,005
Total assets	$3,545,515	$656,256	$4,201,771	$2,849,344	$245,728	$3,095,072

In the preceding table, reported net sales, gross profit (loss), income before income taxes, and total assets for the three and nine months ended September 26, 2009 have been reclassified to conform to the revised presentation of segment information.

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems revenue recognized for the three and nine months ended September 25, 2010 and September 26, 2009. For the purposes of the following table, (a) "solar module revenue" is composed of total revenues from the sale of solar modules to third parties, and (b) "solar power systems revenue" is composed of total revenues from the sale of complete solar power systems and related services including the solar modules installed in the solar power system.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Solar module revenue	$439,953	$480,352	$1,444,892	$1,414,227
Solar power system revenue	357,946	499	508,822	10,708
Total net sales	$797,899	$480,851	$1,953,714	$1,424,935

Note 21. Subsequent Events

On October 15, 2010, we amended our revolving credit facility pursuant to an amended and restated credit agreement among First Solar, Inc., and several lenders, including JP Morgan Chase, N.A. and Bank of America as Joint-Lead Arrangers and Bookrunners. The amended and restated agreement provides First Solar, Inc. and the Borrowing Subsidiaries with a senior secured 5 year revolving credit facility in an aggregate amount of $600.0 million, all of which is available for letters of credit. Borrowings under the credit agreement will bear interest at the London Interbank Offered Rate (LIBOR) (adjusted for eurocurrency reserve requirements) plus a margin of 2.25%. The amended and restated credit agreement contains various financial condition covenants with which we must comply, including a debt to EBITDA ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. Under the amended and restated credit agreement we are also subject to customary non-financial covenants.

On October 14, 2010, we announced plans to build two new four-line manufacturing plants. The plants are expected to be built in the United States and Vietnam and completed in 2012. These new plants combined with the previously announced expansion will increase our production capacity from approximately 1.4 GW in 2010 to more than 2.7 GW by the end of 2012.

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

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms "the Company," “we,” “our,” “us,” and “First Solar” refer to First Solar, Inc. and its subsidiaries.

Overview

We manufacture and sell solar modules with an advanced thin film semiconductor technology, and we design, construct, and sell photovoltaic (PV) solar power systems.

In furtherance of our goal of delivering the lowest cost of solar energy and achieving price parity with conventional fossil-fuel based peak electricity generation, we are continually focused on reducing PV solar system costs in four primary areas: module manufacturing, balance-of-system (BoS) costs (consisting of costs of components of a solar power system other than the solar modules, such as inverters, mounting hardware, grid interconnection equipment, wiring and other devices, and installation labor costs), project development costs and cost of capital. First, with respect to our module manufacturing costs, our advanced technology has allowed us to reduce our average module manufacturing costs to the lowest in the world, based on publicly available information. In the three months ended September 25, 2010, our total average manufacturing costs were $0.77 per watt, which we believe is significantly less than those of traditional crystalline silicon solar module manufacturers. By continuing to improve conversion efficiency and line throughput, lower material cost, and drive volume scale to further decrease overhead costs, we believe that we can further reduce our manufacturing costs per watt and maintain our cost advantage over traditional crystalline silicon solar module manufacturers. Second, by continuing to improve conversion efficiency, leverage volume procurement around standardized hardware platforms, and accelerate installation time, we believe we can continue to make substantial reductions in BoS costs, which represent over half of all costs associated with a typical utility-scale PV solar power system. Third, with respect to project development costs, we seek optimal site locations in an effort to minimize transmission and permitting costs and to accelerate lead time to electricity generation. Finally, we believe that continuing to strengthen our financial position, including our balance sheet and credit profile together with increasing solar power system operating experience, will enable us to continue to lower the cost of capital associated with our solar power systems, thereby further enhancing the economic viability of our projects and lowering the cost of electricity generated by solar power systems that incorporate our modules and technology.

We believe that combining our reliable, low cost module manufacturing capability with our systems business enables us to more rapidly reduce the price of solar electricity, to accelerate the adoption of our technology in large scale systems, and to further our mission to create enduring value by enabling a world powered by clean, affordable solar electricity.

We operate our business in two segments. Our components segment designs, manufactures, and sells solar modules to solar project developers and system integrators. Through our systems segment, we have the capability to provide a complete PV solar power system, using our solar modules, for utility-scale or large commercial systems. Providing a complete PV solar power system includes project development, engineering, procurement, and construction (EPC), operating and maintenance (O&M) capabilities, and project finance, when required. We view the sale of solar modules from the components segment as the core driver of our profitability, return on net assets, and cash throughput. We view our systems segment as an enabler to drive module throughput for our components business with the objective of achieving break-even results before income taxes for our systems segment. See also Note 20.”Segment Reporting” to the consolidated financial statements included in this quarterly report on Form 10-Q.

Market Overview

In addressing a growing global demand for PV solar electricity, we target markets with varying approaches depending on the underlying economics, market requirements, and distribution channels. In feed-in tariff markets, such as Germany, we have historically sold most of our solar modules to solar project developers, system integrators, and independent power producers. In other markets, such as the United States, the demand for solar has been primarily driven by state level renewable portfolio standards requiring regulated utilities to supply a portion of their total electricity from renewable energy sources such as solar power. To meet the needs of these markets and enable balance-of-system cost reductions, we have developed a fully integrated systems business that can provide a low-cost, turn-key, utility-scale PV system solution for system owners and low cost electricity to utility end-users. By building a fully integrated systems business, we believe we are in a position to expand our business in transitional and eventually economically sustainable markets (in which subsidies or incentives are minimal). In the long-term, we plan to compete on an economic basis with conventional fossil fuel based peaking power generation.

Net sales for the third quarter of 2010 were primarily driven by revenue recognition on several utility-scale solar power projects in North America (driven principally by the sale of one utility-scale solar power project in Canada) and strong European installations, primarily in Germany, France, and Italy. Net sales from German customers resulted from a combination of demand in advance of further German feed-in tariff (FiT) reductions (taking effect on October 1, 2010 and at the beginning of 2011, as described below), customer participation in our rebate program, and improving project finance and overall corporate finance conditions.

During the first half of 2010, uncertainty around second half 2010 German feed-in tariffs, among other things, drove a significant increase in demand for modules in the first half of the year.  In July 2010, the anticipated German FiT reductions were approved, taking effect in stages on July 1, 2010 and October 1, 2010, and with varying impacts on FiTs for rooftop, agricultural land free field, non-agricultural land free field and conversion land applications. The FiT for agricultural land free field applications going forward has been eliminated, in accordance with certain phase-out provisions. These German FiT reductions, together with the annual reduction taking effect at the beginning of 2011, could have the effect of significantly reducing industry-wide module demand and/or price levels (particularly with respect to agricultural land free field applications in Germany), and our results of operations could be adversely affected. In such an environment, it is uncertain whether growing demand from France, Italy, Spain, and other markets could absorb industry-wide module supply without significant inventory buildup or price reductions.

During 2010, we have continued to expand into certain key transition markets, such as the United States, within which affordable solar electricity solutions could be developed and which could ultimately evolve into economically sustainable markets. In January 2010, we completed the acquisition of certain assets from Edison Mission Group's solar project development pipeline consisting of utility-scale solar projects located primarily on private land in California and the southwestern United States. In July 2010, we completed the acquisition of NextLight Renewable Power, LLC, another leading developer of utility-scale solar projects in the southwestern United States. This transaction expands our pipeline of solar power projects in the southwestern United States and supports our expansion in the U.S. utility-scale market.

In the PV module segment, we continue to face intense competition from manufacturers of crystalline silicon solar modules and other types of solar modules and photovoltaic systems. Solar module manufacturers compete with one another in several product performance attributes, including reliability and module cost per watt, and, with respect to solar power systems, return on equity (ROE) and levelized cost of electricity (LCOE), meaning the net present value of total life cycle costs of the solar power project divided by the quantity of energy which is expected to be produced over the system's life. The ability to expand manufacturing capacity quickly is another source of differentiation among solar module manufacturers, and certain of our competitors may have a faster response time to capacity expansion than we do and/or an ability to expand capacity in finer increments than we can. We are the lowest cost PV module manufacturer in the solar industry, based on publicly available information, as evidenced by the further reduction in our average manufacturing cost per watt from $0.85 during the three months ended September 26, 2009 to $0.77 during the three months ended September 25, 2010. This cost advantage is reflected in the price at which we sell our modules or fully integrated systems and enables our systems to compete favorably in respect of their ROE or LCOE. Our cost competitiveness is based in large part on our proprietary technology (which enables conversion efficiency improvements and enables us to produce a module in less than 2.5 hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), our scale, and our operational excellence. In addition, our modules use approximately 1% of the amount of semiconductor material that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules. The timing and rate of change in the cost of silicon feedstock could lead to changes in solar module pricing levels. Although we are not a crystalline silicon module manufacturer, we estimate, based on industry research and public disclosures of our competitors, that a $10 per Kg increase or decrease in the price of polysilicon could increase or decrease, respectively, our competitors' manufacturing cost per watt by approximately $0.06 to $0.07 over time. Given the lower conversion efficiency of our modules compared to crystalline silicon modules, there are higher balance-of-system costs associated with systems using our modules. Thus, to compete effectively on the basis of LCOE, our modules may need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules. Our cost reduction roadmap anticipates manufacturing cost per watt reductions for our modules at an annualized rate of approximately 10% per year during the period from 2009 through 2014. During the three months ended September 25, 2010, we reduced our manufacturing cost per watt by 9% from our cost per watt in the three months ended September 26, 2009.

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

Manufacturing Capacity

As of September 25, 2010, we operated 24 production lines with an annual global manufacturing capacity of approximately 1.4 GW (based on the third quarter of 2010 average per line run rate at our existing plants) at our manufacturing plants in Perrysburg, Ohio, Frankfurt/Oder, Germany, and Kulim, Malaysia. We expect to increase our manufacturing capacity to 46 production lines (including our previously announced 4-line plants in Vietnam and the United States) by the end of 2012, with an annual global manufacturing capacity of more than 2.7 GW (based on the third quarter of 2010 average per line run rate at our existing plants).

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

Net Sales

Components Business

Currently, the majority of our net sales is generated from the sale of solar modules. We presently price and sell our solar modules per watt of power. As a result, our net sales can fluctuate based on our output of sellable watts or price. During the nine months ended September 25, 2010, we sold almost all of our solar modules to solar power system project developers, system integrators, and operators headquartered in Germany, Italy, France, Spain, and the United States, which either resell our solar modules to end-users or integrate them into power plants that they own, operate, or sell.

As of September 25, 2010, we had long-term supply contracts for the sale of solar modules expiring at the end of 2012 with fourteen European solar power system project developers and system integrators (Long-Term Supply Contracts). We also have an agreement expiring in 2013 with a solar power system project developer and system integrator in the United States, which is a related party.These contracts account for a significant portion of our planned production over the period from 2010 through 2012 and, therefore, will significantly affect our overall financial performance.

Our sales prices under the Long-Term Supply Contracts are denominated in euro, exposing us to risks from currency exchange rate fluctuations. During the three and nine months ended September 25, 2010, 52% and 71%, respectively, of our sales were denominated in euro and subject to fluctuation in the exchange rate between the euro and U.S. dollar.

We have in the past amended pricing and other terms in our Long-Term Supply Contracts on a prospective basis in order to remain competitive, and we may decide in the future to further amend these contracts in order to address the highly competitive environment for solar modules. For example, during the three months ended March 28, 2009, we amended our Long-Term Supply Contracts with certain customers to further reduce the sales price per watt under these contracts in 2009 and 2010 in exchange for increases in the volume of solar modules to be delivered under the contracts. We also extended the payment terms for certain customers under these contracts from net 10 days to net 45 days to increase liquidity in our sales channel and to reflect longer module shipment times from our manufacturing plants in Malaysia.

During the third quarter of 2009, we amended our Long-Term Supply Contracts with certain of our customers to implement a program which provided a price rebate to these customers for solar modules purchased from us. The intent of this program was to enable our customers to successfully compete in our core German market and to adjust for eligible customers the sale price (which was documented in framework agreements entered into several years ago) in light of market conditions. The rebate period was originally structured to end at the end of 2010; however, we have extended the program into 2011 with certain modifications, including applicability to certain European geographies in addition to Germany. As was the case in 2009, the rebate amounts are established so as to enable the sell-through of our products at competitive prices. The rebate program applies a specified rebate rate to solar modules sold for solar power projects in certain geographies. Customers need to meet certain requirements in order to be eligible for and benefit from this program. As of September 25, 2010, we have experienced approximately 100% participation in this program by eligible customers.

We account for these rebates as a reduction to the selling price of our solar modules and, therefore, as a reduction in revenue at the time of sale. No rebates granted under this program can be claimed in cash; instead, rebates may only be applied to reduce outstanding accounts receivable balances. During the three and nine months ended September 25, 2010, we extended rebates to customers in the amount of €22.9 million and €58.5 million, respectively ($29.3 million and $77.8 million at the average exchange rates of $1.28/€1.00 and $1.33/€1.00, respectively).

We also enter into one-time module sales agreements with customers for specific projects.

Under our customer contracts, we transfer title and risk of loss to the customer and recognize revenue upon shipment. Our customers do not have extended payment terms or rights of return under these contracts.

Systems Business

Through our fully integrated systems business, we provide a complete solar power system solution using our solar modules, which may include project development, EPC services, O&M services when applicable, and project finance, when required. In July 2010, we completed the acquisition of NextLight, a leading developer of utility-scale solar projects in the southwestern United States. This transaction expands our pipeline of solar power projects in the southwestern United States and supports our expansion in the U.S. utility-scale power market.

Net sales from our systems segment are composed of the following types of transactions:

Transaction	Description
Engineer and Procure (EP) Contract	Design for a customer of a solar electricity generation system that uses our solar modules; includes the procurement of all balance-of-system (BOS) components from third party suppliers.

Engineer, Procure, and Construct (EPC) Contract	Design and construction for a customer of a turnkey solar electricity generation system that uses our solar modules; includes the procurement of all BOS components from third party suppliers.

Sale of Project Assets
Sale of project assets to a customer at various stages of development. This generally includes a single project consisting of costs incurred for permits, land or land rights, and/or power off-take agreements.

Operating and Maintenance (O&M) Agreement	Typically a fixed-priced long-term services agreement.

Net sales from our systems business during the three months ended September 25, 2010 resulted primarily from revenue recognition for utility-scale solar power projects in North America.

Net sales from our systems segment are impacted by numerous factors, including the magnitude and effectiveness of renewable portfolio standards, economic incentives (such as European feed-in tariffs, the U.S. federal investment tax credit, grants in lieu of tax credits under Section 1603 of the American Recovery and Reinvestment Act of 2009, U.S. Department of Energy loan guarantees, or accelerated depreciation), and other PV system demand drivers.

For a given solar power project, we recognize revenue for our systems business either after execution of an EPC agreement with a third party, specifying the terms and conditions of the construction of the solar power plant; by applying the provisions for real estate accounting; by applying the percentage-of-completion method of accounting; or upon the sale of the complete system solution. We choose a particular one of these methods as appropriate for the specific facts and circumstances related to each project and its sale.

The following tables summarize our 2.2 GW North American utility systems advanced project pipeline after giving effect to our July 12, 2010 acquisition of NextLight Renewable Power, LLC:

Significant projects under contract by First Solar

Project/Location	Project Size in MW AC	Contract
Topaz, California	550	PPA* - PG&E
Sunlight, California	300	PPA - PG&E
Sunlight, California	250	PPA - Southern California Edison
Stateline, California	300	PPA - Southern California Edison
AV Solar Ranch, California	230	PPA - PG&E
Silver State North, Nevada	50	PPA - NV Energy
PNM, New Mexico	22	EPC - (Utility-owned generation)
St. Clair, Ontario, Canada	40	Ontario RESOP Program**
Walpole, Ontario, Canada	20	Ontario RESOP Program
Belmont, Ontario, Canada	20	Ontario RESOP Program
Amherstburg, Ontario, Canada	10	Ontario RESOP Program
Tilbury, Ontario, Canada	5	Ontario RESOP Program
Total	1,797
* PPA - Power Purchase Agreement
** RESOP - Renewable Energy Standard Offer Program

Projects under construction by First Solar

Project/Location	Project Size in MW AC	Power Purchase Agreement (PPA)	Third Party Owner
Sarnia, Ontario Phase 2 ***	60	Ontario RESOP Program	Enbridge
Agua Caliente, Arizona	290	PG&E	-
Copper Mountain, Nevada	48	PG&E	Sempra
Cimarron, New Mexico	30	Tri-State	Southern
Total	428
*** Project substantial completion and sale to Enbridge occurred during the third quarter of 2010.

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

Overall, we expect our cost of sales per watt to continue to decrease over the next several years due to an increase in sellable watts per solar module, an increase in unit output per production line, continued geographic expansion into lower-cost manufacturing regions, and more efficient absorption of fixed costs driven by economies of scale.

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

Deferred project costs represent capitalized costs related to the deferred revenue for project development or project construction activities sold to a third party, typically under an EPC agreement, for which the revenue recognition criteria have not been met. We recognize these costs as we recognize the revenue for these projects. Deferred project costs capitalized on our balance sheet at September 25, 2010 and December 26, 2009 were $0.9 million and $36.7 million, respectively.

Gross profit

Gross profit is affected by numerous factors, including our module average selling prices, foreign exchange rates, the existence and effectiveness of subsidies and other economic incentives, market mix, our manufacturing costs, balance-of-system costs, development costs, the effective utilization of our production facilities and the ramp of production on new plants due to a reduced ability to absorb fixed costs until full production volumes are reached. Gross profit is also subject to competitive pressures, and we have in the past and may in the future decide to amend our Long-Term Supply Contracts, which specify our sales price per watt. Gross profit margin is also affected by the mix of net sales generated by our components and systems businesses.  Our systems business generally operates at a lower gross profit margin due to the pass-through nature of certain balance-of-system components procured from third parties. Gross profit for our systems business excludes the sales and cost of sales for solar modules, which we include in the gross profit of our components business.

Research and development

Research and development expense consists primarily of salaries and personnel-related costs and the cost of products, materials, and outside services used in our process and product research and development activities. We acquire equipment for general use in further process developments and record the depreciation of this equipment as research and development expense. We expect our research and development expense to increase in absolute terms in the future as we increase personnel and research and development activity. Currently, research and development expenses are attributable to our components segment.

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

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, and restricted cash and investments. Interest income also includes interest received from notes receivable and interest collected for late customer payments.

Interest expense, net

Interest expense, net of amounts capitalized, is incurred on various debt financings. We capitalize interest expense into our property, plant and equipment and project assets/deferred project costs.

Income tax expense

Income taxes are imposed on our income by taxing authorities in the various jurisdictions in which we operate, principally the United States, Germany, and Malaysia. The statutory federal tax rate in the United States is 35.0% while the tax rates in Germany and Malaysia are approximately 28.6% and 25.0%, respectively. In Malaysia we have been granted a long-term tax holiday, pursuant to which substantially all our income earned in Malaysia is exempt from income tax.

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

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.7%	49.1%	54.5%	45.4%
Gross profit	40.3%	50.9%	45.5%	54.6%
Research and development	2.7%	5.0%	3.4%	3.8%
Selling, general and administrative	10.6%	11.2%	11.8%	12.4%
Production start-up	0.5%	0.8%	0.4%	0.9%
Operating income	26.5%	33.9%	29.9%	37.5%
Foreign currency (loss) gain	(0.1)%	—%	(0.2)%	0.2%
Interest income	0.3%	0.5%	0.6%	0.5%
Interest expense, net	—%	—%	—%	(0.3)%
Other expense, net	—%	(0.1)%	(0.1)%	(0.2)%
Income tax expense	4.5%	2.4%	4.1%	2.6%
Net income	22.2%	31.9%	26.1%	35.1%

Three Months Ended September 25, 2010 and September 26, 2009

Net sales

	Three Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Three Month Period Change
Net sales	$797,899	$480,851	$317,048	66%

The increase in net sales was primarily driven by the completion and sale of one utility-scale solar power system, strong demand from German customers in advance of further feed-in-tariff reductions (taking effect on October 1, 2010 and at the beginning of 2011), a 38% increase in megawatts sold, driven by the full production ramp of our four-plant Malaysian manufacturing center, full production ramp of our Perrysburg, Ohio expansion, and continued improvements to our annualized line run rate. Our increased line run rate was driven by an approximate 3% increase in the average conversion efficiency of solar modules during the three months ended September 25, 2010 compared with the three months ended September 26, 2009. These increases were partially offset by a 6% decrease in our average module selling price attributable to the following: a 4% decrease due to market price declines driven by feed-in-tariff reductions in Europe and a 2% decrease due to the weakening of the euro against the U.S. dollar exchange rate. Revenue recognized by our systems business during the three months ended September 25, 2010 was $222.4 million and resulted primarily from the completion and sale of one utility-scale solar power system in Canada and from percentage-of-completion revenue recognition for two in-progress utility-scale solar power systems in the United States. During the three months ended September 25, 2010 and September 26, 2009, 29% and 77%, respectively, of our net sales resulted from solar module sales to customers headquartered in Germany.

Cost of sales

	Three Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Three Month Period Change
Cost of sales	$476,007	$235,858	$240,149	102%
% of net sales	59.7%	49.1%

The increase in cost of sales was primarily due to higher sales volumes, the full production ramp of the first four plants of our Malaysian manufacturing center, and full production ramp of our Perrysburg, Ohio expansion. The increased sales volumes in our components business and increased volume sold through our systems business coupled with our full production ramps had the following effects: a $182.2 million increase in direct material expense, a $49.3 million increase in manufacturing overhead costs, a $6.1 million increase in warranty expense and accruals for the estimated future costs associated with the collection and recycling of our solar modules for the incremental sales volumes, and a $4.7 million increase in sales freight. These increases were partially offset by a $2.2 million decrease in other expenses. The $49.3 million increase in manufacturing overhead costs for the three months ended September 25, 2010 was due to a $13.4 million increase in salaries and personnel-related expenses (including a $4.3 million increase in share-based compensation expense), a $6.3 million increase in depreciation and equipment expenses, a $3.6 million increase in facility related expenses, and a $26.0 million increase in other expenses. Each of these manufacturing overhead cost increases primarily resulted from increased production capacity resulting from the full ramp our Malaysian and Perrysburg, Ohio manufacturing centers and ramp of our systems business.

Our average manufacturing cost per watt declined by $0.08 per watt, or 9%, from $0.85 in the three months ended September 26, 2009 to $0.77 in the three months ended September 25, 2010 and included $0.02 of non-cash stock based compensation.

Gross profit

	Three Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Three Month Period Change
Gross profit	$321,892	$244,993	$76,899	31%
% of net sales	40.3%	50.9%

Gross profit as a percentage of net sales decreased by 10.6 percentage points in the three months ended September 25, 2010 compared with the three months ended September 26, 2009. This decrease was primarily attributable to the following: a 12.3 percentage point reduction due to product mix between our components and systems businesses, a 1.5 percentage point reduction due to a decline in our module average selling prices, and a 0.4 percentage point reduction due to the weakening of the euro against the U.S. dollar exchange rate, partially offset by a 3.6 percentage point margin improvement attributable to continued manufacturing scale and reductions in our manufacturing cost per watt. We expect that gross profit will be impacted in future periods by the volatility of the exchange rate between the U.S. dollar and the euro and product mix between our components and systems businesses.

Research and development

	Three Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Three Month Period Change
Research and development	$21,472	$24,136	$(2,664)	(11)%
% of net sales	2.7%	5.0%

The decrease in research and development expense was due to a $5.2 million decrease in testing and qualification material costs, partially offset by a $2.1 million increase in personnel-related expense (including a $0.3 million increase in share-based compensation expense) resulting from increased headcount devoted to working on various projects to increase the efficiency of our modules at converting sunlight into electricity, and a $0.4 million increase in other expenses. During the three months ended September 25, 2010, we increased the conversion efficiency of our solar modules by approximately 3% compared with the three months ended September 26, 2009.

Selling, general and administrative

	Three Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Three Month Period Change
Selling, general and administrative	$84,961	$53,990	$30,971	57%
% of net sales	10.6%	11.2%

The increase in selling, general and administrative expense was due to a $6.7 million increase in salaries and personnel-related expenses (including a $0.5 million decrease in share-based compensation expense), a $6.5 million increase in facility and depreciation expenses primarily due to the restructuring of certain office leases, a $4.1 million increase in expenses related to our systems business (including a $2.5 million impairment charge related to certain project assets), a $3.5 million increase in professional fees and expenses associated with the implementation of a new ERP system, and a $10.2 million increase in other expenses. The increase in other expenses during the three months ended September 25, 2010 primarily reflects a non-recurring benefit of $9.6 million recorded during the three months ended September 26, 2009.

Production start-up

	Three Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Three Month Period Change
Production start-up	$3,821	$4,076	$(255)	(6)%
% of net sales	0.5%	0.8%

During the three months ended September 25, 2010, we incurred $3.8 million of production start-up expenses for our eight-line Malaysian and two-line Blanquefort, France manufacturing expansions, including legal, regulatory and personnel costs, compared with $4.1 million of production start-up expenses for our Perrysburg, Ohio manufacturing expansion during the three months ended September 26, 2009. Production start-up expenses are composed of the cost of labor and material and depreciation expense to run and qualify the production lines, related facility expenses, management of our replication process, and legal and regulatory costs.

Foreign currency (loss) gain

	Three Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Three Month Period Change
Foreign currency (loss) gain	$(1,001)	$114	$(1,115)	(978)%

Foreign exchange gain decreased during the three months ended September 25, 2010 compared with the three months ended September 26, 2009, due to currency exchange rate volatility during the three months ended September 25, 2010.

Interest income

	Three Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Three Month Period Change
Interest income	$2,658	$2,398	$260	11%

Interest income increased during the three months ended September 25, 2010 compared with the three months ended September 26, 2009, primarily as a result of higher cash balances during the three months ended September 25, 2010.

Interest expense, net

	Three Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Three Month Period Change
Interest expense, net	$—	$(89)	$89	(100)%

Interest expense, net of amounts capitalized, decreased during the three months ended September 25, 2010 compared with the three months ended September 26, 2009, as a result of higher amounts of interest expense capitalized during the three months ended September 25, 2010.

Other expense, net

	Three Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Three Month Period Change
Other expense, net	$(380)	$(247)	$(133)	54%

Other expense, net, increased during the three months ended September 25, 2010 compared with the three months ended September 26, 2009, primarily due to fees associated with our revolving credit facility during the three months ended September 25, 2010.

Income tax expense

	Three Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Three Month Period Change
Income tax expense	$36,046	$11,623	$24,423	210%
Effective tax rate (%)	16.9%	7.0%

Income tax expense increased by $24.4 million during the three months ended September 25, 2010 compared with the three months ended September 26, 2009. Of this increase, $14.7 million relates to a one-time non-cash tax charge related to our decision to repatriate $300 million of earnings from certain of our foreign subsidiaries prior to January 1, 2011, when recently enacted U.S. international tax legislation will become effective. Substantially all of the remainder of the increase relates to a $47.9 million increase in pre-tax income and a greater percentage of profits earned in higher tax jurisdictions. See Note 16. “Income Taxes,” to the condensed consolidated financial statements included with this quarterly report on Form 10-Q for additional information.

Nine Months Ended September 25, 2010 and September 26, 2009

Net sales

	Nine Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Nine Month Period Change
Net sales	$1,953,714	$1,424,935	$528,779	37%

The increase in net sales was primarily driven by strong demand from German customers in advance of further feed-in-tariff reductions, an increase in revenue from our systems business, and an increase in production volume as a result of bringing additional manufacturing lines into full production to meet demand, resulting in a 34% increase in megawatts sold during the nine months ended September 25, 2010 compared with the nine months ended September 26, 2009. These increases were partially offset by a decrease in our module average selling price. The increase in megawatts sold was attributable to the full production ramp of our four-plant Malaysian manufacturing center, full production ramp of our Perrysburg, Ohio expansion, continued improvements to our manufacturing process, and growth in our systems business. In addition, we increased the average conversion efficiency of our modules by approximately 3% during the nine months ended September 25, 2010 compared with the nine months ended September 26, 2009. Our module average selling price decreased by approximately 12% during the nine months ended September 25, 2010 compared with the nine months ended September 26, 2009. The decline in our module average selling price was attributable to the following: a 6% decrease due to market price declines driven by feed-in-tariff reductions in Europe, a 4%

decrease due to annual contractual agreements, a 1% decrease due to the weakening of the euro against the U.S. dollar exchange rate, and a 1% decrease due to a shift in customer mix. Revenue recognized by our systems business during the nine months ended September 25, 2010 was $348.0 million and resulted primarily from the sale of two utility-scale solar power systems in Europe, utility-scale solar power systems in Canada, and from percentage-of-completion revenue recognition for two in-progress utility-scale solar power systems in the United States. During the nine months ended September 25, 2010 and September 26, 2009, 44% and 71%, respectively, of our net sales resulted from solar module sales to customers headquartered in Germany.

Cost of sales

	Nine Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Nine Month Period Change
Cost of sales	$1,065,592	$646,562	$419,030	65%
% of net sales	54.5%	45.4%

The increase in cost of sales was due to higher sales volumes, including an increase in the completion and sale of utility-scale solar power projects by our systems business, the full production ramp of our first four plants at our Malaysian manufacturing center, and full production ramp of our Perrysburg, Ohio expansion. The increased production and sales volumes in our components business and increased volume sold through our systems business had the following effects: a $315.5 million increase in direct material expense, a $57.5 million increase in manufacturing overhead costs, a $15.3 million increase in sales freight, a $12.4 million increase in warranty expense and accruals for the estimated future costs associated with the collection and recycling of our solar modules for the incremental sales volumes, and an $18.3 million increase in other costs.

The $57.5 million increase in manufacturing overhead costs for the nine months ended September 25, 2010 was due to a $29.6 million increase in salaries and personnel-related expenses (including an $8.5 million increase in share-based compensation expense), a $22.6 million increase in depreciation and equipment expenses, a $4.6 million increase in facility related expenses, and a $0.7 million increase in other expenses. Each of these manufacturing overhead cost increases primarily resulted from increased production capacity resulting from the full ramp of our Malaysian manufacturing center, expansion of our Perrysburg, Ohio plant, and ramp of our systems business.

The $18.3 million increase in other costs for the nine months ended September 25, 2010 was due to an increase in estimated expenses for certain module replacement efforts beyond normal warranty. During the period from June 2008 to June 2009, a manufacturing excursion occurred affecting less than 4% of the total product manufactured within the period. The excursion could result in possible premature power loss in the affected modules. The root cause was identified and subsequently mitigated in June 2009. On-going testing confirms the corrective actions are effective. We have been working directly with impacted customers to replace the affected modules and these efforts are well underway and, in some cases, complete. Some of these efforts go beyond our normal warranty coverage. Accordingly, we accrued additional expenses of $22.4 million in the first half of 2010 and $29.5 million in total-to-date to cover the replacement of the anticipated affected module population in the field. We did not incur any incremental costs during the third quarter of 2010.

Our average manufacturing cost per watt declined by $0.10 per watt, or 11%, from $0.88 in the nine months ended September 26, 2009 to $0.78 in the nine months ended September 25, 2010 and included $0.02 of non-cash stock based compensation.

Gross profit

	Nine Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Nine Month Period Change
Gross profit	$888,122	$778,373	$109,749	14%
% of net sales	45.5%	54.6%

Gross profit as a percentage of net sales decreased by 9.1 percentage points in the nine months ended September 25, 2010 compared with the nine months ended September 26, 2009. This decrease was attributable to the following: a 3.4 percentage point reduction due to a decline in our module average selling prices, a 6.5 percentage point reduction due to product mix between our components and systems businesses, and a 1.3 percentage point reduction relating to the manufacturing excursion discussed above under "Cost of sales," partially offset by a 2.2 percentage point margin improvement attributable to continued manufacturing scale and reductions in our manufacturing cost per watt. Further, the weakening of the euro against the U.S. dollar exchange rate adversely impacted our gross profit by 0.1 percentage point. We expect that gross profit will be impacted in future periods by the volatility of the exchange rate between the U.S. dollar and the euro and product mix between our components and systems businesses.

Research and development

	Nine Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Nine Month Period Change
Research and development	$67,196	$54,445	$12,751	23%
% of net sales	3.4%	3.8%

The increase in research and development expense was due to a $7.3 million increase in personnel-related expenses (including a $1.4 million increase in share-based compensation expense) resulting from increased headcount devoted to working on various projects to increase the efficiency of our modules at converting sunlight into electricity, a $5.2 million increase in depreciation, testing and qualification material costs, and a $0.3 million increase in other expenses. During the nine months ended September 25, 2010, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the conversion efficiency of our modules by approximately 3% compared with the nine months ended September 26, 2009.

Selling, general and administrative

	Nine Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Nine Month Period Change
Selling, general and administrative	$230,422	$176,231	$54,191	31%
% of net sales	11.8%	12.4%

The increase in selling, general and administrative expense was due to a $20.0 million increase in salaries and personnel-related expenses due to growth (including a $5.7 million increase in share-based compensation expense), a $10.6 million increase in facility and depreciation expenses, a $10.0 million increase in expenses related to our systems business (including a $3.4 million impairment charge related to certain project assets), a $5.7 million increase in professional fees and expenses associated with the implementation of a new ERP system, and a $7.9 million increase in other expenses. Other expenses for the nine months ended September 25, 2010 include $5.6 million in estimated nonrecurring post-sale expenses relating to the manufacturing excursion discussed above under "Cost of Sales."

Production start-up

	Nine Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Nine Month Period Change
Production start-up	$7,252	$12,809	$(5,557)	(43)%
% of net sales	0.4%	0.9%

During the nine months ended September 25, 2010, we incurred $7.3 million of production start-up expenses for our eight-line Malaysian, one-line Perrysburg, Ohio, and two-line Blanquefort, France manufacturing expansions, including legal, regulatory and personnel costs, compared with $12.8 million of production start-up expenses for our Malaysian and Perrysburg, Ohio manufacturing expansions during the nine months ended September 26, 2009. Production start-up expenses are composed of the cost of labor and material and depreciation expense to run and qualify the production lines, related facility expenses, management of our replication process, and legal and regulatory costs.

Foreign currency (loss) gain

	Nine Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Nine Month Period Change
Foreign currency (loss) gain	$(4,322)	$2,187	$(6,509)	(298)%

Foreign exchange gain decreased during the nine months ended September 25, 2010 compared with the nine months ended September 26, 2009, due to currency exchange rate volatility during the nine months ended September 25, 2010.

Interest income

	Nine Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Nine Month Period Change
Interest income	$11,341	$6,449	$4,892	76%

Interest income increased during the nine months ended September 25, 2010 compared with the nine months ended September 26, 2009, primarily as a result of interest earned from notes receivable, interest received on late customer payments, and higher average duration on our fixed income portfolio during the nine months ended September 25, 2010.

Interest expense, net

	Nine Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Nine Month Period Change
Interest expense, net	$(6)	$(4,851)	$4,845	(100)%

Interest expense, net of amounts capitalized, decreased during the nine months ended September 25, 2010 compared with the nine months ended September 26, 2009, as a result of higher amounts of interest expense capitalized during the nine months ended September 25, 2010.

Other expense, net

	Nine Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Nine Month Period Change
Other expense, net	$(1,553)	$(2,676)	$1,123	(42)%

Other expense, net, decreased during the nine months ended September 25, 2010 compared with the nine months ended September 26, 2009, primarily due to nonrecurring expenses associated with our credit default swaps during the nine months ended September 26, 2009.

Income tax expense

	Nine Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	Nine Month Period Change
Income tax expense	$80,455	$37,479	$42,976	115%
Effective tax rate (%)	13.7%	7.0%

Income tax expense increased by $43.0 million during the nine months ended September 25, 2010 compared with the nine months ended September 26, 2009. Of this increase, $14.7 million relates to a one-time non-cash tax charge related to our decision to repatriate $300 million of earnings from certain of our foreign subsidiaries prior to January 1, 2011, when recently enacted U.S. international tax legislation will become effective. Substantially all of the remainder of the increase relates to a $52.7 million increase in pre-tax income, a greater percentage of profits earned in higher tax jurisdictions, and a tax benefit of $11.5 million recorded during the nine months ended September 26, 2009 upon approval of our request to pull forward the previously approved Malaysian tax holiday to 2008. See Note 16. “Income Taxes,” to the condensed consolidated financial statements included with this quarterly report on Form 10-Q for additional information.

Business Segment Review

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	% Change	September 25, 2010	September 26, 2009	% Change
Net sales
Components	$575,497	$480,253	20%	$1,605,705	$1,419,984	13%
Systems	222,402	598	N.M.	348,009	4,951	N.M.
Total	$797,899	$480,851	66%	$1,953,714	$1,424,935	37%

Income before income taxes (Segment profit)
Components	$212,915	$164,967	29%	$588,712	$535,997	10%
Systems	—	—	—	—	—	—
Total	$212,915	$164,967	29%	$588,712	$535,997	10%

Our Chief Operating Decision Maker, consisting of senior executive staff, views the sale of solar modules from the components segment as the core driver of our profitability, return on net assets, and cash throughput; and as a result, we view our systems segment as an enabler to drive module throughput. Therefore, we operate our systems segment with the objective to achieve break-even results before income taxes. We include the sale of our solar modules manufactured by the components segment and installed in projects sold by our systems segment in “net sales” of our components business. See Note 20. "Segment Reporting,” to the consolidated financial statements included with this quarterly report on Form 10-Q for additional information.

Components Segment

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	% Change	September 25, 2010	September 26, 2009	% Change
Net sales	$575,497	$480,253	20%	$1,605,705	$1,419,984	13%
Cost of sales	$292,688	$233,604	25%	$783,589	$637,703	23%
Income before income taxes (Segment profit)	$212,915	$164,967	29%	$588,712	$535,997	10%

Components segment net sales increased by 20% during the three months ended September 25, 2010 compared with the three months ended September 26, 2009, primarily due to strong demand from German customers in advance of further feed-in-tariff reductions, increased net sales attributable to modules installed in utility-scale solar power systems for which we have recognized revenue, an increase in production volume resulting from our manufacturing expansions in Kulim, Malaysia and Perrysburg, Ohio, and continued improvements to our manufacturing process, partially offset by a decrease in our module average selling price. Our module average selling price decreased by approximately 6% during the three months ended September 25, 2010 compared with the three months ended September 26, 2009. The decline in our module average selling price was attributable to a 4% decrease due to market price declines driven by feed-in-tariff reductions in Europe and a 2% decrease due to the weakening of the euro against the U.S. dollar exchange rate.

Components segment net sales increased by 13% during the nine months ended September 25, 2010 compared with the nine months ended September 26, 2009, primarily due to strong demand from German customers in advance of further feed-in-tariff reductions, increased net sales attributable to modules installed in utility-scale solar power systems for which we have recognized revenue, an increase in production volume as a result of bringing additional manufacturing lines into full production, and continued improvements to our manufacturing process.

Components segment cost of sales for the three and nine months ended September 25, 2010 increased by 25% and 23%, respectively, compared with the three and nine months ended September 26, 2009, primarily due to higher production and sales volumes.

Components segment profit increased by 29% during the three months ended September 25, 2010 compared with the three months ended September 26, 2009, primarily due an increase in the MW volume of solar modules sold, reductions in our manufacturing cost per watt, and by increased throughput, partially offset by a decline in our module average selling price and certain one-time expenses.

Components segment profit increased by 10% during the nine months ended September 25, 2010 compared with the nine months ended September 26, 2009, primarily due to increased throughput and manufacturing cost per watt reductions, partially offset by a decline in our module average selling price and certain one-time expenses.

Systems Segment

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	% Change	September 25, 2010	September 26, 2009	% Change
Net sales	$222,402	$598	N.M.	$348,009	$4,951	N.M.
Cost of sales	$183,319	$2,254	N.M.	$282,003	$8,859	N.M.
Income before income taxes (Segment profit)	$—	$—	—%	$—	$—	—%

Systems segment net sales increased from $0.6 million during the three months ended September 26, 2009 to $222.4 million during the three months ended September 25, 2010, reflecting primarily the completion and sale of one utility-scale solar power system in Canada and from percentage-of-completion revenue recognition for two in-progress utility-scale solar power systems in the United States.

Systems segment net sales increased from $5.0 million during the nine months ended September 26, 2009 to $348.0 million during the nine months ended September 25, 2010, reflecting primarily the sale of, or percentage-of-completion recognition for, various utility-scale solar power systems in North America and Europe.

Systems segment cost of sales for the three and nine months ended September 25, 2010 increased to $183.3 million and $282.0 million, respectively, from $2.3 million and $8.9 million, respectively, during the three and nine months ended September 26, 2009. The increase is primarily due to the increase of construction activities for various utility-scale solar power projects in Europe and North America during these periods, as described above under "Item 2. Management Discussion and Analysis - Financial Operations Overview - Cost of Sales - Systems Business."

Systems segment profit was zero for the three and nine months ended September 25, 2010 and September 26, 2009. As stated above, we operate our systems segment with the objective to achieve breakeven results before income taxes. See Note 20. ”Segment Reporting,” to the consolidated financial statements included with this quarterly report on Form 10-Q for additional information.

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems revenue recognized for the three and nine months ended September 25, 2010 and September 26, 2009. For the purposes of the following table, (a) "solar module revenue" is composed of total revenues from the sale of solar modules to third parties, and (b) "solar power system revenue" is composed of total revenues from the sale of complete solar power systems and related services including the modules installed in the solar power system.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Solar module revenue	$439,953	$480,352	$1,444,892	$1,414,227
Solar power system revenue	357,946	499	508,822	10,708
Total net sales	$797,899	$480,851	$1,953,714	$1,424,935

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

Liquidity and Capital Resources

As of September 25, 2010, we had $997.0 million in cash, cash equivalents, and marketable securities, compared with $1,114.3 million as of December 26, 2009.

On October 15, 2010, we amended our existing revolving credit facility. The amended and restated agreement increases the aggregate amount available under this facility from $300.0 million to $600.0 million. Subject to certain conditions, we have the right to request an increase in the aggregate commitments under the credit facility up to $750.0 million. In addition, the term for this facility has been extended from three to five years and will mature in 2015. See also Note 13. "Debt" for further information about this revolving credit facility.

On October 14, 2010, we announced plans to build two new four-line manufacturing plants in the United States and Vietnam. These plants are expected to be completed in 2012 and we expect to incur significant capital expenditures with the construction of these plants.

We believe that our current cash, cash equivalents, marketable securities, cash flows from operating activities, revolving credit facility, and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan.

Our expanding systems business is expected to have increasing liquidity requirements in the future. Solar power project development cycles, which span the time between the identification of land and the commercial operation of a photovoltaic power plant, vary substantially and can take many months or years to mature. As a result of these long project cycles, we may need to make significant up-front investments of resources in advance of the signing of power purchase agreements and EPC contracts and the receipt of any revenue. These amounts include payment of interconnection and other deposits (some of which are non-refundable), entering into of letters of credit, and incurring preliminary engineering, permitting, legal, and other expenses. We have historically financed these up-front investments primarily using working capital and cash on hand. In the future, we may also engage in one or more debt or equity financings. Such financings could result in increased expenses or dilution to our existing stockholders. If we are unable to obtain debt or equity financing on reasonable terms, we may be unable to execute our expansion strategy.

Cash Flows

The following table summarizes the key cash flow metrics for the nine months ended September 25, 2010 and September 26, 2009 (in thousands):

	Nine Months Ended
	September 25, 2010	September 26, 2009
Net cash provided by operating activities	$355,677	$261,395
Net cash used in investing activities	(584,264)	(604,986)
Net cash provided by (used in) financing activities	194,669	(4,105)
Effect of exchange rates on cash and cash equivalents	(9,365)	(3,708)
Net decrease in cash and cash equivalents	$(43,283)	$(351,404)

Operating Activities

Cash provided by operating activities was $355.7 million during the nine months ended September 25, 2010, compared with $261.4 million during the nine months ended September 26, 2009. The increase in operating cash flows during the nine months ended September 25, 2010 was primarily due to an increase in cash received from customers and a decrease in income taxes paid, partially offset by an increase in payments to suppliers and associates. In addition, we recorded excess tax benefits related to share-based compensation arrangements, which decreased our operating cash flow (see "Financing Activities" for further information).

Cash received from customers increased to $1,673.1 million during the nine months ended September 25, 2010 compared with $1,169.3 million during the nine months ended September 26, 2009, primarily due to an increase in net sales from $1,424.9 million during the nine months ended September 26, 2009 to $1,953.7 million during the nine months ended September 25, 2010. The increase in cash received from customers was offset by an increase in cash paid to suppliers and associates to $1,170.1 million during the nine months ended September 25, 2010 from $771.0 million during the nine months ended September 26, 2009, mainly due to an increase in raw material and component purchases, an increase in personnel-related costs due to higher headcount, and other costs supporting our growth. Excess tax benefits from share-based compensation arrangements increased to $102.4 million during the nine months ended September 25, 2010 compared with $9.5 million during the nine months ended September 26, 2009.

Investing Activities

Cash used in investing activities was $584.3 million during the nine months ended September 25, 2010, compared with $605.0 million during the nine months ended September 26, 2009. Cash used in investing activities during the nine months ended September 25, 2010 included capital expenditures of $377.1 million, which increased by $166.4 million from $210.8 million during the nine months ended September 26, 2009. The increase in capital expenditures was primarily due to the construction of two new plants adjacent to our existing plants in Malaysia and the expansion of our plants in Perrysburg, Ohio and Frankfurt/Oder, Germany. Also, during the nine months ended September 25, 2010, we increased cash by reducing our investment in marketable securities by $69.5 million and used cash to fund $43.1 million for estimated future end-of-life collection and recycling costs of solar modules that we sold during fiscal 2009. Amounts that we set aside for future solar module collection and recycling costs are deposited in a custodial account, under the name of a trust, with a large bank as investment advisor. Amounts in this account are invested in long-term marketable securities, which we classify as restricted investments on our balance sheet. During the nine months ended September 25, 2010, cash provided by investing activities included principal payments of $61.7 million received on our notes receivable. On July 12, 2010, we completed the acquisition of NextLight Renewable Power in an all cash transaction of $296.5 million, net of cash acquired.

Cash used in investing activities during the nine months ended September 26, 2009 resulted primarily from capital expenditures of $210.8 million, the net purchase of marketable securities of $357.8 million, the net investment in notes receivable of $30.6 million, and an increase in our restricted cash and investments of $4.4 million. Capital expenditures were primarily for the construction of new plants in Malaysia and the expansion of our plant in Perrysburg, Ohio. The increase in our restricted cash and investments was primarily due to the repayment of our term loan with IKB Deutsche Industriebank AG subsequent to September 26, 2009; based on the loan agreement, the amount to be repaid was transferred into a restricted account and was included in our restricted investments as of September 26, 2009.

Financing Activities

Cash provided by financing activities was $194.7 million during the nine months ended September 25, 2010 compared with cash used in financing activities of $4.1 million during the nine months ended September 26, 2009.

Cash provided by financing activities during the nine months ended September 25, 2010 resulted primarily from proceeds received from draw downs on our revolving credit agreement of $100.0 million, excess tax benefits from share-based compensation arrangements of $102.4 million, and by cash received from employee stock option exercises of $6.8 million, offset by the repayment of long-term debt of $14.4 million.

During the three months ended September 25, 2010, we realized $102.4 million of excess tax benefits related to share-based compensation arrangements from the utilization of net operating loss carryforwards comprised of excess tax deductions primarily as a result of our decision to repatriate $300.0 million of earnings from certain of our foreign subsidiaries.

Cash used in financing activities during the nine months ended September 26, 2009 resulted primarily from the repayment of long-term debt of $63.7 million, partially offset from draw downs on our Malaysian facility agreement, net of issuance costs, of $44.8 million related to the equipment export financing agreement for our Malaysian manufacturing center. Proceeds from the issuance of employee stock options during the nine months ended September 26, 2009 were $4.7 million. Excess tax benefits from share-based compensation arrangements during the nine months ended September 26, 2009 were $9.5 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 25, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously provided under Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of September 25, 2010 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 25, 2010 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended September 25, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of converting to a new enterprise resource planning (ERP) system. Implementation of the new ERP system is scheduled to occur in phases and we completed Phase I of this implementation on June 27, 2010, the first day of our third fiscal quarter of 2010. For a discussion of risks relating to the implementation of a new ERP system, please see the risk factor entitled “Implementing a new enterprise resource planning system could interfere with our business or operations and could adversely impact our financial position, results of operations and cash flows.” in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2009. We will continue to implement our new financial system in stages, and each stage may affect significant components of our internal control over financial reporting.

Except for the new system implementation noted above, there has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 25, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Limitations on the Effectiveness of Controls

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems' objectives are being met. Further, the design of any control system must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 5.  Other Information

                On October 25, 2010, the Company's board of directors approved an amendment and restatement of the Company's bylaws.  The amended and restated bylaws are filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q.  The following is a description of the principal changes:

Bylaws Section	Previous Provision Description	Amended Provision Description
Article I, Section 3
Until such date, if any, that Affiliates of John T. Walton, collectively own, directly or indirectly, less than 40% of our common stock then outstanding (a “Triggering Event”), special meetings of the stockholders of the Company may be called for any purpose by the stockholders owning 40% or more of our common stock then outstanding.

Subject to the rights of the holders of any series of preferred stock of the Corporation with respect to special meetings of the holders thereof, special meetings of the stockholders of the Corporation may be called at any time only by the Board of Directors or the Chairman of the Board of Directors.

Article I, Section 7	At every meeting of stockholders, in the absence of the Chairman of the Board, the President, or in the absence of both of them, any Vice President, shall act as chairman of the meeting.	The Chairman of the Board can designate another person to serve as chairman of a meeting of stockholders.
Article I, Sections 7(b)(2) and (b)(3)	References to the 2007 annual meeting of stockholders	References removed.
Article III, Section 1	Enumeration of powers of nominating and governance committee	Enumeration removed and appears in the nominating and governance committee charter.
Article IV	Enumeration of officers' titles, roles and responsibilities	Officers' roles and responsibilities clarified; Chief Executive Officer and Chief Accounting Officer titles added; Chief Operating Officer and Controller titles removed.
Article VII, Section 4	The fiscal year of the Company shall end on the Saturday before December 31 of each year, or such other period as may be adopted by resolution of the Board of Directors.	The fiscal year of the Company shall end on December 31 of each year, or such other period as may be adopted by resolution of the Board of Directors.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Exhibit Description
3.1**	Amended and Restated Bylaws of First Solar, Inc.
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

FIRST SOLAR, INC.
By: /s/ JAMES ZHU
James Zhu
Principal Accounting Officer

October 29, 2010

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1**	Amended and Restated Bylaws of First Solar, Inc.
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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