Form 10-K
period 2010-12-31
FIRST SOLAR, INC.
filed 2011-02-28
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [x]   No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ]   No [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [x]

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 26, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,252,343,971 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant are not included in that amount, because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 24, 2011, 85,895,081 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2011, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Throughout this Annual Report on Form 10-K, we refer to First Solar, Inc. and its consolidated subsidiaries as “First Solar,” the “Company,” “we,” “us,” and “our.” Our last three fiscal years ended on December 31, 2010, December 26, 2009, and December 27, 2008.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross profit, operating expenses, products, projected costs, and capital expenditures; research and development programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words, and other comparable terminology. Our forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled Item 1A: "Risk Factors,” and elsewhere in this Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described under this section.

PART I

Item 1:  Business

Overview

We manufacture and sell solar modules with an advanced thin-film semiconductor technology, and we design, construct, and sell photovoltaic (PV) solar power systems.

In addressing a growing global demand for PV solar electricity, we target markets with varying approaches depending on the underlying economics, market requirements, and distribution channels. In subsidized feed-in tariff (FiT) markets, such as Germany, we have historically sold most of our solar modules to solar project developers, system integrators, and independent power producers. In other markets, such as the United States, the demand for solar electricity has been primarily driven by renewable portfolio standards requiring regulated utilities to supply a portion of their total electricity from renewable energy sources such as solar power. To meet the needs of these markets and enable balance-of-system (BoS) cost reductions, we have developed a fully integrated systems business that can provide turn-key utility-scale PV system solutions for system owners and low cost solar electricity to utility end-users. Our fully integrated systems business has enabled us to increase module throughput, drive cost reduction across the value chain, identify and break constraints to sustainable markets, and deliver the most compelling solutions to our customers and end-users. With our fully integrated systems business, we believe we are in a position to continue to expand our business in transition markets and, eventually, economically sustainable markets (in which subsidies or incentives are minimal), which are expected to develop in areas with abundant solar resources and sizable electricity demand. We are committed to continually lowering the cost of solar electricity, and in the long term, we plan on competing on an economic basis with conventional fossil-fuel-based peaking power generation.

In furtherance of our goal of delivering the lowest cost of solar electricity and achieving price parity with conventional fossil-fuel-based peak electricity generation, we are continually focused on reducing PV solar system costs in four primary areas: module manufacturing, BoS costs (consisting of the costs of the components of a solar power system other than the solar modules, such as inverters, mounting hardware, grid interconnection equipment, wiring and other devices, and installation labor costs), project development costs, and the cost of capital. First, with respect to our module manufacturing costs, our advanced technology has allowed us to reduce our average module manufacturing costs to the lowest in the world, based on publicly available information. In 2010, our total average manufacturing costs were $0.77 per watt, which we believe is significantly less than those of traditional crystalline silicon solar module manufacturers. By continuing to improve conversion efficiency and production line throughput, lower material costs, and drive volume scale to further decrease overhead costs, we believe that we can further reduce our manufacturing costs per watt and maintain our cost advantage over traditional crystalline silicon solar module manufacturers. Second, by continuing to improve conversion efficiency, leverage volume procurement around standardized hardware platforms, and accelerate installation time, we believe we can continue to make reductions in BoS costs, which represent over half of all of the costs associated with a typical utility-scale PV solar power system. Third, with respect to project development costs, we seek optimal site locations in an effort to minimize transmission and permitting costs and to accelerate lead time to electricity generation. Finally, we believe that continuing to strengthen our financial position, including our balance sheet and credit profile, together with increasing our solar power system operating experience, will enable us to continue to lower the cost of capital associated with our solar power systems, thereby further enhancing the economic viability of our projects and lowering the cost of electricity generated by solar power systems that incorporate our modules and technology.

We are one of the world's largest PV solar module manufacturers and produced nearly 1.4 gigawatts (GW) of solar modules in 2010. We are the world's largest thin-film PV solar module manufacturer. We manufacture our solar modules on high-throughput production lines and perform all manufacturing steps ourselves in an automated, proprietary, and continuous process. Our solar modules employ a thin layer of semiconductor material to convert sunlight into electricity. Our manufacturing process eliminates the multiple supply chain operators and expensive and time consuming batch processing steps that are used to produce a crystalline silicon solar module. Currently, we manufacture our solar modules at our Perrysburg, Ohio, Frankfurt/Oder, Germany, and Kulim, Malaysia manufacturing facilities (with additional manufacturing facilities under construction or planned for construction in Kulim, Malaysia, Frankfurt/Oder, Germany, Blanquefort, France, Vietnam, and the United States), and we conduct our research and development activities primarily at our Perrysburg, Ohio manufacturing facility.

Our fully integrated solar power systems business includes (i) project development, (ii) engineering, procurement, and construction (EPC) services, (iii) operating and maintenance (O&M) services, and (iv) project finance expertise, all as described in more detail below.

•
Our project development group obtains land and land rights for the development of solar power plants incorporating our modules, negotiates long-term power purchase agreements (PPA) with potential purchasers of the electricity to be generated by those plants, manages the interconnection and transmission process, negotiates agreements to interconnect the plant to the electric grid, and obtains the permits which are required prior to the construction of the plant, including applicable environmental and land use permits. Our project development portfolio and capabilities have grown significantly primarily as a result of our acquisition of the project development business of OptiSolar Inc. in April 2009, our acquisition of certain assets from Edison Mission Group’s utility-scale solar project development pipeline in January 2010, and our acquisition of NextLight Renewable Power, LLC in July 2010. We sell developed projects or projects under development to system operators who wish to own generating facilities, such as utilities, or to investors who are looking for long-term investment vehicles that are expected to generate consistent returns.

•
We provide EPC services to projects developed by our project development business, projects developed by independent solar power project developers, and directly to system owners such as utilities. EPC services include engineering design and related services, advanced development of grid integration solutions, and construction contracting and management. The procurement component of our EPC services includes deployment of our modules as well as BoS components that we procure from third parties.

•
For solar power plants which we have developed and built, we may provide ongoing O&M services to the system owner under long-term service agreements. These O&M services may include overseeing the day-to-day operation of the system, safety and security, maximizing energy production, and management of reliability, site services, power purchase agreement and other contractual compliance, environmental and permit compliance, grid compliance, regulatory requirements, recordkeeping, forecasting, warranty, preventative and scheduled maintenance, and spare parts inventory and may also include certain additional guarantees relating to the project.

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

We believe that combining our reliable, low cost module manufacturing capability coupled with our systems business enables us to more rapidly reduce the price of solar electricity, accelerate the adoption of our technology in large-scale systems, identify and break constraints to the successful migration to sustainable solar markets, and further our mission to create enduring value by enabling a world powered by clean, affordable solar electricity.

Segment Information

         We operate our business in two segments. Our components segment is our principal business and involves the design, manufacture, and sale of solar modules which convert sunlight into electricity. Customers of our components segment include project developers, system integrators, and operators of renewable energy projects.

Our other segment is our fully integrated systems business, through which we provide a complete PV solar power system, which includes project development, EPC services, O&M services, when applicable, and project finance, when required. Our systems segment sells solar power systems, all of which use our solar modules, directly to investor owned utilities, independent power developers and producers, commercial and industrial companies, and other system owners who purchase completed solar power plants, EPC services, and/or O&M services from us.

Our Chief Operating Decision Maker (CODM), consisting of our senior executive staff, views the sale of solar modules from the components segment as the core driver of our profitability, return on net assets, and cash throughput; and as a result, we view our systems segment as an enabler to drive module throughput. Our EPC business is intended to enable sales throughput by developing state of the art construction techniques and process management to reduce the installed cost of our PV systems and, accordingly, this business is not intended to generate a standalone construction profit margin. Therefore, we operate our systems segment with the objective to achieve break-even results before income taxes. In our operating segment financial disclosures, we include the sale of our solar modules manufactured by our components segment and installed in projects sold by our systems segment in “net sales” of our components business. See Note 23. "Segment and Geographical Information," to our consolidated financial statements included in this Annual Report on Form 10-K.

Components Business

Our components segment, which is our principal business, involves the design, manufacture, and sale of solar modules which convert sunlight into electricity.

 Solar Modules

Each solar module is a glass laminate approximately 2ft x 4ft (60cm x 120cm) in size that encapsulates a cadmium telluride thin-film semiconductor. Our solar modules had an average rated power of approximately 76 watts, 75 watts, and 73 watts for 2010, 2009, and 2008, respectively. Our thin-film technology also has relatively high energy performance in low light and high temperature environments compared with traditional crystalline silicon solar modules. Our semiconductor structure is a single-junction polycrystalline thin-film that uses cadmium telluride as the absorption layer and cadmium sulfide as the window layer. Cadmium telluride has absorption properties that are highly matched to the solar spectrum and can deliver competitive conversion efficiencies using only about 1-2% of the semiconductor material used by traditional crystalline silicon solar modules.

 Manufacturing Process

We have integrated our manufacturing processes into a continuous production line with the following three stages: the “deposition” stage, the “cell definition” stage, and the “assembly and test” stage. In the deposition stage, panels of treated glass are robotically loaded onto the production line where they are cleaned, heated, and coated with a layer of cadmium sulfide followed by a layer of cadmium telluride using our proprietary vapor transport deposition technology, after which the semiconductor-coated plates are cooled rapidly to increase strength. In our cell definition stage, we use high speed lasers to transform the large single semiconductor coating on the glass plate into a series of interconnected cells that deliver the desired current and voltage output. Our proprietary laser scribing technology is capable of accomplishing accurate and complex scribes at high speeds. Finally, in the assembly and test stage, we apply busbars, inter-laminate material, and a rear glass cover sheet that is laminated to encapsulate the semiconductor. A junction box and termination wires are then applied to complete the assembly. Each solar module is then tested for current leakage and measured on a solar simulator. The final assembly stage is the only stage in our production line that requires manual processing.

Our manufacturing facilities in Perrysburg, Ohio, Frankfurt/Oder, Germany, and Kulim, Malaysia have each received an ISO 9001 quality system certification, an ISO 14001:2004 environmental system certification, and the Occupational Health and Safety Standards (OHSAS) 18001 certification, an international occupational health and safety management system specification. We anticipate that our additional manufacturing facilities, under construction or planned for construction in Kulim, Malaysia, Frankfurt/Oder, Germany, Blanquefort, France, Vietnam, and the United States will also obtain these certifications within 24 months of production start-up.

Research, Development, and Engineering

We continue to devote a substantial amount of resources to research and development with the primary objective of lowering the cost of electricity generated by PV systems using our solar modules. Within our components business, we focus our research and development activities on, among other areas, continuing to increase the conversion efficiency of our solar modules and improving manufacturing efficiencies, including volume ramp, throughput improvement, and material cost reduction. We believe the most promising ways of increasing the conversion efficiency of our solar modules include maximizing the number of photons that reach the absorption layer of the semiconductor material to facilitate conversion into electrons, maximizing the number of electrons that reach the surface of the semiconductor and minimizing the electrical losses between the semiconductor layer and the back metal conductor.

In the course of our research and development activities, we continuously explore and research new technologies in our efforts to sustain competitive differentiation in our modules. We typically qualify process and product improvements for full production at our Ohio plant and then use our “Copy Smart” process to propagate them to our other production lines. We believe that this systematic approach to research and development will provide continuous improvements and ensure uniform adoption across our production lines. In addition, our production lines are replicas of each other using our “Copy Smart” process and, as a result, a process or production improvement on one line can be rapidly deployed to other production lines.

         Customers

With respect to our components business, during 2010, we sold most of our solar modules to solar project developers, system integrators, and operators headquartered in Germany, Italy, France, Spain, and the United States. Our customers typically develop, construct, own, and operate solar power plants or sell turn-key solar power plants to end-users that include owners of land, owners of agricultural buildings, owners of commercial warehouses, offices and industrial buildings, public agencies, municipal government authorities, utility companies, and financial investors who desire to own large-scale solar power plant projects. We continually seek to geographically diversify our customer base and are investing in market development, particularly in areas with abundant solar resources and sizable electricity demand, including other parts of Europe, China, India, Australia, and the Middle East.

As of December 31, 2010, we had supply contracts for the sale of solar modules with fourteen principal customers (Supply Contracts) headquartered throughout the European Union. These contracts account for a significant portion of our planned module production over the period from 2011 through 2012 and, therefore, will significantly affect our overall financial performance. In the past we have amended pricing and other terms in our Supply Contracts on a prospective basis in order to remain competitive, as described below, and we may decide in the future to further amend such contracts in order to address the highly competitive environment for solar modules. In addition, we enter into module sales agreements or standard purchase orders with customers for specific projects.

During 2009, we amended our Supply Contracts with certain of our customers to implement a program which provided a price rebate to these customers for solar modules purchased from us. The intent of this program was to enable our customers to successfully compete in our core German market and to adjust, for eligible customers, the sales price (which was documented in framework agreements entered into several years ago) in light of market conditions. The rebate program is offered for a defined period, during which customers may apply and claim such rebate. The most recent rebate offering, for all solar modules sold through November 30, 2010, will terminate on February 28, 2011. Beginning March 1, 2011, we will offer customers a slightly modified rebate program for solar modules sold on or after December 1, 2010, including applicability to certain European geographic areas in addition to Germany. The rebate amounts continue to be established so as to enable the sell-through of our products at competitive prices. The amount of rebate earned during a fiscal quarter is based on (i) the volume of solar modules shipped to a customer (measured in watts), (ii) the volume of solar modules registered for eligible projects (measured in watts), provided that those solar modules were invoiced by the buyer to an end-user, and (iii) the rebate rate. The rebate program applies a specified rebate rate to solar modules sold for solar power projects in certain geographic areas. Customers need to meet certain requirements in order to be eligible for and benefit from this program. As of December 31, 2010, we have experienced approximately 81% participation in this program by eligible customers.

During 2010, the principal customers of our components business were EDF EN Development, Juwi Solar GmbH, and Phoenix Solar AG. During 2010, each of these three customers individually accounted for between 10% and 20% of our components segment’s net sales. All of our other customers individually accounted for less than 10% of our net sales during 2010. The loss of any of our major customers could have an adverse effect on our business. As we expand our manufacturing capacity, we are seeking to develop additional customer relationships in other markets and regions, which would reduce our customer and geographic concentration and dependence.

While our Supply Contracts have certain firm purchase commitments, these contracts are subject to amendments made by us or requested by our customers, such as the above mentioned amendments entered into since 2009. These amendments decreased the expected revenue under our Supply Contracts during 2009 and 2010. In addition, our Supply Contracts are substantially denominated in euros and, therefore, are subject to exchange rate fluctuations between the euro and U.S. dollar.

As of December 31, 2010, the Supply Contracts in the aggregate allowed for approximately $2.4 billion (€2.1 billion denominated in euro at an assumed exchange rate of $1.15/€1.00) in sales from 2011 to 2012. As of December 26, 2009, the Supply

Contracts in the aggregate allowed for approximately $4.0 billion (€3.3 billion denominated in euro at an assumed exchange rate of $1.15/€1.00 and $0.2 billion denominated in USD) in sales from 2010 to 2013. The above-referenced dollar amounts relating to the Supply Contracts decreased from 2009 to 2010, primarily due to revenue recognized for contracted volumes sold in 2010, module pricing adjustments, the impact of the rebate program implemented in 2009, as described above, pre-set price reductions under the terms of the Supply Contracts, and the termination of a five-year agreement through 2013 with a solar power system project developer and system integrator in the United States, which was a related party.

We anticipate that approximately 36% of the aggregate contracted revenue under the Supply Contracts as of December 31, 2010 will not be fulfilled in 2011 because it is associated with deliveries to be made in 2012. We believe that the aggregate dollar amount associated with the Supply Contracts at any particular date is not necessarily a meaningful indicator of future revenue for any particular period because the fulfillment of such amount is subject to a variety of factors, including the factors described above.

Competition

The renewable energy, solar energy, and solar module sectors are highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete within the larger electric power industry. We face continued competition, which may result in price reductions, reduced margins, or loss of market share. With respect to our components business, we believe that our main sources of competition are crystalline silicon solar module manufacturers, silicon and non-silicon based thin-film module manufacturers, and companies developing solar thermal and concentrated PV technologies. Among PV module and cell manufacturers, the principal methods of competition are price per watt, production capacity, conversion efficiency, reliability, warranty terms, and finance ability. At December 31, 2010, the global PV industry consisted of more than 150 manufacturers of solar cells and modules.

In addition, we expect to compete with future entrants to the PV industry that offer new technological solutions. We may also face competition from semiconductor manufacturers and semiconductor equipment manufacturers or their customers, several of which have already announced their intention to start production of PV cells, solar modules, or turn-key production lines. Some of these competitors may be part of larger corporations and have greater financial resources and greater brand name recognition than we do and, as a result, may be better positioned to adapt to changes in the industry or the economy as a whole.

We also face competition from companies that currently offer or are developing other renewable energy technologies (including wind, hydropower, geothermal, biomass, and tidal technologies) and other power generation sources that burn conventional fossil fuels.

Raw Materials

Our manufacturing process uses approximately 30 types of raw materials and components to construct a complete solar module. One critical raw material in our production process is cadmium telluride. Of the other raw materials and components, the following eight are also critical to our manufacturing process: front glass coated with transparent conductive oxide, cadmium sulfide, photo resist, laminate material, tempered back glass, cord plate/cord plate cap, lead wire, and solar connectors. Before we use these materials and components in our manufacturing process, a supplier must undergo a rigorous qualification process. We continually evaluate new suppliers and currently are qualifying several new suppliers and materials. A few of our critical materials or components are single sourced and most others are supplied by a limited number of suppliers. We are exploring a variety of tellurium mineral claims in various locations and expect to develop some of these tellurium resources in the future.

Collection and Recycling Program

Consistent with the environmental philosophy of extended producer responsibility, we have established the solar industry's first comprehensive, prefunded module collection and recycling program. The program is designed to maximize the recovery of valuable materials for use in new modules or other new products and minimize the environmental impacts associated with our modules at the end of their useful life. Approximately 90% of each collected First Solar module is recycled into materials for use in new products, including new solar modules. End-users can request collection and recycling of their solar modules by us at any time at no cost. We pre-fund the estimated collection and recycling cost at the time of sale, assuming for this purpose a minimum service life of approximately 25 years for our solar modules. In addition to achieving substantial environmental benefits, our solar module collection and recycling program may provide us the opportunity to resell or redistribute working modules or recover certain raw materials and components for reuse in our manufacturing process. We currently have recycling facilities operating at each manufacturing facility (for manufacturing scrap, warranty returns, and modules collected at the end of their useful life) that produce glass suitable for use in the production of new glass products and unrefined semiconductor materials that will be further processed by a third party supplier and then used to produce semiconductor materials for use in our solar modules.

To ensure that the pre-funded amounts are available regardless of our financial status in the future, a trust structure has been established; funds are put into custodial accounts in the name of a trustee. Only the trustee can distribute funds from the custodial accounts and these funds cannot be accessed for any purpose other than for administering module collection and recycling, either by us or a third party executing the collection and recycling services. To provide further assurance that sufficient funds will be available, our module collection and recycling program, including the financing arrangement, is audited periodically by an independent third party auditor.

 Solar Module Warranty

We provide a limited warranty against defects in materials and workmanship under normal use and service conditions for five years following delivery to the owners of our solar modules. We also warrant to the owners of our solar modules that solar modules installed in accordance with agreed-upon specifications will produce at least 90% of their power output rating during the first 10 years following their installation and at least 80% of their power output rating during the following 15 years. In resolving claims under both the defects and power output warranties, we have the option of either repairing or replacing the covered solar module or, under the power output warranty, providing additional solar modules to remedy the power shortfall. Our warranties are automatically transferred from the original purchasers of our solar modules to subsequent purchasers. As of December 31, 2010, our components business' accrued warranty liability was $26.5 million, of which $9.8 million was classified as current and $16.7 million was classified as noncurrent. As of December 26, 2009, our components business' accrued warranty liability was $21.9 million, of which $7.6 million was classified as current and $14.4 million was classified as noncurrent.

Systems Business

Through our fully integrated systems business, we provide a complete solar power system solution using our solar modules, which may include project development, EPC services, O&M services, when applicable, and project finance, when required.

Our systems business has grown over the past several years through a combination of business acquisitions and organic growth. On November 30, 2007, we completed the acquisition of Turner Renewable Energy, LLC, a privately held company which provided EPC services for commercial solar power projects in the United States. On April 3, 2009, we completed the acquisition of the project development business of OptiSolar Inc., which included a multi-gigawatt project pipeline. In January 2010, we completed the acquisition of certain assets from Edison Mission Group's solar project development pipeline consisting of utility-scale solar projects located primarily on private land in California and the southwestern United States. In July 2010, we completed the acquisition of NextLight Renewable Power, LLC, a leading developer of utility-scale solar projects in the southwestern United States. This transaction expanded our pipeline of solar power projects in the southwestern United States and supports our expansion in the U.S. utility-scale power market.

Project Development

Our systems business is dependent upon successful completion of project development activities including: site selection and acquisition, obtaining in a timely manner the requisite interconnection and transmission studies, obtaining environmental and land use permits, maintaining effective site control, and entering into a power purchase agreement with an off-taker of the power to be generated by the project. These activities culminate in receiving the right to construct and operate a solar power system. Power purchase agreements define the price and terms the utility customer will pay for power produced from a project. Entering into a power purchase agreement generally provides the underlying economics needed to advance the construction, finance, and eventual sale of the project to the long-term site owner and power producer subject to obtaining all necessary permits. Depending primarily on the location and other site attributes, the development cycle can range from one to five years or longer in some circumstances. We may be required to spend significant sums for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible, economically attractive, or capable of being built. If there is a delay in obtaining any required regulatory approvals, we may be forced to incur additional costs and/or the right of the off-taker under the power purchase agreement to terminate may be triggered.

Our project development activities are currently focused on markets in North America, Europe, and Asia.

In North America, we have as of February 24, 2011, a nearly 2.4 GW AC contracted pipeline of projects that we expect to develop. We are also developing other projects in North America that do not yet have power purchase agreements.  In 2010, we sold and constructed 138 MW AC in projects in North America.  See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Operations Overview-Net Sales-Systems Business,” for a listing of these projects.

In Europe, we are engaged in project development activities with respect to certain projects in France and Italy and we are actively evaluating additional project opportunities in Europe.

In Asia, our project development activities include our initiatives in China. In 2009, we entered into a memorandum of understanding and a cooperation framework agreement with the Ordos, China City Government outlining a long-term strategic relationship between the parties pursuant to which we would, through an appropriate business model, develop and construct in phases a 2 GW PV power plant located within the Ordos New Energy Industry Demonstration Zone in China.  In January 2011, we entered into a memorandum of understanding with China Guangdong Nuclear Solar Energy Development Co., Ltd. to collaborate on the development of the 30 MW Ordos phase one project. These memoranda of understanding set forth the agreements in principle of the parties concerning the Ordos project and related activities and are subject to the negotiation and execution of definitive agreements among the parties. We plan to continue to work with the Chinese Government to establish the project economics.

Customers

With respect to our systems business, our customers consist of investor owned utilities, independent power developers and producers, commercial and industrial companies, and other system owners who purchase completed solar power plants, EPC services, and/or O&M services from us. During 2010, the majority of our systems business sales were generated in North America.

During 2010, principal customers of our systems business were Enbridge, Inc., Sempra Energy, and Southern Company. During 2010, each of these three customers individually accounted for between 10% and 51% of our systems segment’s net sales. All of our other customers individually accounted for less than 10% of our net sales during 2010.

Competition

With respect to our systems business, we face competition from other providers of renewable energy solutions, including developers of PV, solar thermal and concentrated solar power systems, and developers of other forms of renewable energy projects, including wind, hydropower, geothermal, biomass, and tidal projects. To the extent other solar module manufacturers become more vertically integrated, we expect to face increased competition from such companies as well. We also face competition from other EPC companies and joint ventures between EPC companies and solar companies.

EPC Warranty

In addition to our solar module warranty described above, for solar power plants built by our EPC team, we typically provide a limited warranty against defects in workmanship, engineering design, and installation services under normal use and service conditions for a period of one year following the substantial completion of a solar power plant or an energized section of a solar power plant. In resolving claims under both the workmanship and design warranties, we have the option of either remedying the defect to the warranted level through repair, refurbishment, or replacement. As of December 31, 2010 and December 26, 2009, our systems business' accrued warranty liability was $1.4 million and $0.7 million, respectively, all of which was classified as current.

Support Programs

Support programs for PV solar electricity generation, depending on the jurisdiction, include feed-in tariffs (FiTs), quotas (including renewable portfolio standards and tendering systems), and net metering programs. In addition to these, financial incentives for renewables include tax incentives, grants, loans, rebates, and production incentives.

Under a basic FiT program, producers of renewable energy are paid a set rate for their electricity, usually differentiated according to the technology used and size of the installation. For PV solar, the rate has historically been set above above market rates and is fixed for a period of up to 25 years. In most countries with FiTs, grid operators are obliged to provide priority and guaranteed access to the grid for renewable energy installations. The additional costs of these schemes are passed through to the electricity consumers by way of a premium on the kilowatt hour (kWh) end-user price. These FiT subsidies have been critical for the development of the solar industry because they provided the demand visibility required for module manufacturers and other participants in the solar value chain to reduce costs and drive scale. Historically, the majority of our module sales have been for grid-connected ground or commercial roof mounted solar power systems in Germany and other European Union countries with FiT subsidies.

Whereas FiT laws set the price and let the market determine capacity and generation, quota systems work in reverse. In general, governments mandate a minimum share of capacity or (grid connected) generation of electricity to come from renewable energy sources. This share often increases over time, with a specific final target and end-date. The mandate can be placed on producers, distributors, or consumers.

There are two main types of quota systems used: obligation/certificate and tendering systems. A renewable portfolio standard (RPS) is in the former category. Under an RPS, regulated utilities are required to procure a specified percentage of their total electricity sales to end-user customers from eligible renewable resources, such as solar generating facilities, by a specified date. Some programs further require that a specified portion of the total percentage of renewable energy must come from solar generating facilities. The majority of states in the U.S. have enacted legislation adopting RPS mechanisms. RPS legislation and implementing regulations vary significantly from state to state, particularly with respect to the percentage of renewable energy required to achieve the state's RPS mandate, the definition of eligible renewable energy resources, and the extent to which renewable energy credits (paper certificates representing the generation of renewable energy) qualify for RPS compliance. Currently, there is no federal RPS mandate. California previously enacted RPS legislation requiring 20% renewable energy by 2010. Although recent legislation to increase California's RPS mandate to 33% by 2020 has not become law, the state's agencies have been directed by executive order to plan for and adopt regulations requiring 33% renewable energy by 2020. Measured in terms of the volume of renewable electricity required to meet its RPS mandate, California's RPS program is the most significant in the U.S., and the California market for renewable energy dominates the western U.S. region.

Net energy metering programs enable end-users to install renewable systems and to offset their retail energy consumption with production from on-site facilities and, in some cases, to sell excess solar electricity to their retail electricity provider. Because the bundled cost of retail electricity usually exceeds the cost of unbundled electricity, net metering programs provide an incentive to the end-user, based on the savings for the electricity system. The policies governing net energy metering vary by state and utility. Some utilities pay the end-user in advance, while others credit the end-user's bill.

Tax incentive programs exist in the United States at both the federal and state level and can take the form of investment and production tax credits, accelerated depreciation and sales and property tax exemptions. At the federal level, investment tax credits for business and residential solar systems have gone through several cycles of enactment and expiration since the 1980's. In October 2008, the United States Congress extended the 30% federal investment tax credit (ITC) for both residential and commercial solar installations for eight years, through December 31, 2016. The ITC is a primary economic driver of solar installations in the United States. Its extension through 2016 has contributed to greater medium term demand visibility in the U.S.; however, its expiration at the end of 2016 (unless extended) underscores the need for the levelized cost of electricity from solar systems to continue to decline toward grid parity. In February 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law. In addition to adopting certain fiscal stimulus measures that could benefit on-grid solar electricity applications, ARRA created a new program, through the Department of the Treasury, which provides cash grants equal to 30% of the cost of the system for solar installations that are placed into service during 2009 and 2010 and for certain solar installations for which construction begins prior to December 31, 2010. This cash grant is available in lieu of receiving the 30% federal investment tax credit. The intent of this program was to ensure that investors who had historically supported the renewable energy programs would not be constrained from investing in these transactions by tax losses they may have suffered during the recent credit crisis. Other measures adopted by ARRA that could benefit on-grid solar electricity generation include the following: (i) a Department of Energy loan guarantee program for renewable energy projects, renewable energy manufacturing facilities and electric power transmission projects and (ii) a 50% bonus depreciation for solar installations placed in service during 2009. In December 2010, The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (2010 Act) was signed into law. The 2010 Act extended the Department of the Treasury's cash grant program for one year, through December 31, 2011. In addition, the 2010 Act extended and expanded the ARRA bonus depreciation program, by providing for a 100% bonus depreciation for solar installations placed in service after September 8, 2010, and before January 1, 2012, and a 50% bonus depreciation for solar installations placed in service in 2012.

Rebate programs for solar installations in California and several other states have increased the quantity of solar energy from distributed PV systems (typically smaller non-utility scale PV systems co-located with residential or commercial rooftop end-users) and have contributed to demand for PV solar modules and systems. Regulations and policies relating to electricity pricing and interconnection also stimulate demand for distributed generation from PV systems. PV systems generate most of their electricity during mid-day and the early afternoon hours when the demand for and cost of electricity is highest. As a result, electricity generated by PV systems mainly competes with expensive peak hour electricity, rather than the lower average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate, would require PV systems to achieve lower prices in order to compete with the price of electricity.

In Europe, renewable energy targets, in conjunction with FiTs, have contributed to the growth in PV solar markets. Renewable energy targets prescribe how much energy consumption must come from renewable sources, while FiT policies are intended to support new supply development by providing investor certainty. A 2001 European Union (EU) directive for promoting renewable energy use in electricity generation (Directive 2001/77/EC) set varying national indicative targets for renewable energy production from individual member states. A 2009 EU directive on renewable energy (Directive 2009/28/EC), which replaced the 2001 directive, sets varying targets for all EU member states in support of the directive's goal of a 20% share of energy from renewable sources in the EU by 2020, and requires national action plans that establish clear pathways for the development of renewable energy sources. The following is a description of FiT policies adopted in certain critical markets in support of renewable energy targets.

Currently, Germany, which accounted for approximately 46% of our 2010 net sales, is the most significant market for our modules, and changes to German FiTs are likely to affect the results of our operations. The German Renewable Energy Law, or the EEG, was last modified by the German government in 2010, with effect on July 1 and October 1, 2010. At that time, FiTs were significantly reduced from earlier levels: declining 13% for roof mounted applications, 12% for ground mounted applications, and 8% for applications on conversion land. An additional 3% cut in FiT for all PV types was introduced on October 1, 2010.

As of July 1, 2010, there was no longer a FiT for PV installations on agricultural land in Germany (subject to certain phase-out provisions). New land types (additional types of conversion land, industrial areas, and sites adjacent to highways/railways) were included in the EEG and benefit from FiTs under the new legislation. Also, the new legislation allows subsidies for ground mounted applications to continue after December 31, 2014.

The next adjustment of FiTs for all types of renewable energy is scheduled for January 1, 2012. However, the German government is expected to adopt a partial acceleration of the January 2012 FiT digression to mid-2011. Such a reduction in the FiT, including any potential further reductions, may contribute to a short-term pull-in of demand but could negatively affect long-term demand and price levels for PV products in Germany, which could have a material adverse effect on our business, financial condition, or results of operations.

In France, which accounted for approximately 14% of our 2010 net sales, and where we have announced plans to build a two-line manufacturing plant, the government suspended the applicable FiT legislation by decree for three months in December 2010. This moratorium does not apply to installations under 3 kW or larger projects for which PTFs (Proposition Technique et Financière) had been accepted before December 2, 2010 by the producer. However, these projects will have to be developed and connected within 18 months from the day of PTF acceptance in order to receive pricing under the FiT for the electricity generated by the plants.

A new decree introducing a new market support framework is expected to be adopted by the French government during the first quarter of 2011. It is currently expected that the market will be capped at 500 MW per year with 200 MW allocated to the free field application and the remainder to large commercial roof and residential applications. The French government is also considering a reduction of the FiT as well as the introduction of a tender system for large projects. As a result of the moratorium, we have put the construction of our Blanquefort, France manufacturing plant on hold until we have greater clarity about the future of the French market.

In Italy, which accounted for approximately 9% of our 2010 net sales, new FiT legislation (Conto Energia 3), has replaced the previous FiT legislation (Conto Energia 2). Conto Energia 3 has a threshold of 3 GW of installed ordinary PV plants, after which a 14 month transition period will begin during which the tariffs of Conto Energia 3 still apply. Conto Energia 3 expires at the latest on December 31, 2013, or earlier, if the threshold is reached. The new Conto Energia 3 legislation foresees an expected average cut to FiTs of 18% compared to the previous legislation.

In Spain, which accounted for approximately 4% of our 2010 net sales, the government published the latest FiT for PV systems in November 2010. The FiT levels will apply as of the second quarter of 2011. The FiT is based on a mechanism that requires a PV system to be registered in a national registry in order to obtain the FiT. Critically, under the legislation, only a certain number of megawatts (MW) of PV systems so registered are granted a FiT each quarter.

In addition, the Spanish government adopted a new decree in December 2010 that includes several measures designed to reduce the cost of the FiT. The decree limits an installation's operating hours that qualify for the FiT and applies retroactively to all PV installations. Electricity generated beyond the limit can only be sold at market rates. Eligible hours to receive the FiTs vary by region (among five zones) and by whether the PV system is mounted in a fixed position or is mounted on a tracker system that moves the solar module to follow the sun during the day. Under the FiT program, operating hour limits will be reviewed periodically, and yield improvements will be taken into consideration at that time.

In Ontario, Canada, a FiT program was introduced in September 2009 and replaced the Renewable Energy Standard Offer Program (RESOP) as the primary subsidy program for renewable energy projects. In order to participate in the Ontario FiT program, certain provisions relating to minimum required domestic content and agricultural land use restrictions for solar installations must be satisfied. The domestic content and land restriction rules do not apply to our solar projects governed by RESOP contracts. However, PV solar power systems incorporating our modules do not presently satisfy the domestic content requirement under the

FiT program currently in effect.

In Australia, which accounted for less than 1% of our 2010 net sales, the solar industry is driven by several regulatory initiatives that support the installation of solar PV modules in both rooftop and free-field applications, including the federal government's Solar Flagship Program, state FiTs and the nationwide Renewable Energy Target Scheme which has set a renewable energy goal for Australia of 20% by 2020.

In China, governmental authorities have not adopted a FiT policy and currently award solar projects through either a project tendering process or bi-lateral negotiations. We did not have sales in China in 2010; however, we have entered into a memorandum of understanding with the Ordos, China City Government relating to the construction of a 2 GW PV power plant located within the Ordos New Energy Industry Demonstration Zone in China, and in January 2011, we entered into a memorandum of understanding with China Guangdong Nuclear Solar Energy Development Co., Ltd to collaborate on the development of the 30 MW Ordos phase one project. See Item 1: "Business - Segment Information -Systems Business - Project Development.”

In India, the National Solar Mission includes a goal of installing 22 GW of solar power generation capability by 2022. India also announced a FiT for the first phase of the National Solar Mission in 2010. During 2010, we had 10 MW of sales in India.

For more information about risks related to economic incentives, please see Item 1A: "Risk Factors — Reduced growth in or the reduction, elimination, or expiration of government subsidies, economic incentives, and other support for on-grid solar electricity applications, including potential mid-year FiT reductions in Germany and certain other core markets, could reduce demand and/or price levels for our solar modules, and limit our growth or lead to a reduction in our net sales, and adversely impact our operating results."

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as associate and third party confidentiality agreements, to safeguard our intellectual property. We regularly file patent applications to protect inventions arising from our research and development, and are currently pursuing patent applications in the U.S. and worldwide. Our patent applications and any future patent applications might not result in a patent being issued with the scope of the claims we seek, or at all, and any patents we may receive may be challenged, invalidated, or declared unenforceable. In addition, we have registered and/or have applied to register, trademarks and service marks in the U.S. and a number of foreign countries for “First Solar” and “First Solar and Design.”

With respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce, we rely on, among other things, trade secret protection and confidentiality agreements to safeguard our interests. We believe that many elements of our PV manufacturing process, including our unique materials sourcing, involve proprietary know-how, technology, or data that are not covered by patents or patent applications, including technical processes, equipment designs, algorithms, and procedures. We have taken security measures to protect these elements. All of our research and development personnel have entered into confidentiality and proprietary information agreements with us. These agreements address intellectual property protection issues and require our associates to assign to us all of the inventions, designs, and technologies they develop during the course of employment with us. We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our modules, technology, or business plans.

We have not been subject to any material intellectual property claims.

Environmental, Health, and Safety Matters

Our operations include the use, handling, storage, transportation, generation, and disposal of hazardous materials and hazardous wastes. We are subject to various national, state, local, and international laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the use, management, and disposal of hazardous materials and wastes, occupational health and safety, and the cleanup of contaminated sites. Therefore, we could incur substantial costs, including cleanup costs, fines, and civil or criminal sanctions and costs arising from third party property damage or personal injury claims as a result of violations of, or liabilities under, environmental and occupational health and safety laws and regulations or non-compliance with environmental permits required at our facilities. We believe we are currently in substantial compliance with applicable environmental and occupational health and safety requirements and do not expect to incur material capital expenditures for environmental and occupational health and safety controls in the foreseeable future. However, future developments such as more aggressive enforcement policies, the implementation of new, more stringent laws and regulations, or the discovery of unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations, or financial condition. See Item 1A: "Risk Factors - Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows, and profitability.”

Corporate History

In February 2006 we were incorporated as a Delaware corporation. Our common stock has been listed on The NASDAQ Global Select Market under the symbol “FSLR” since our initial public offering in November 2006. In October 2009, our common stock was added to the S&P 500 Index, making First Solar the first, and currently only, pure-play renewable energy company in the index. In July 2010, our board of directors approved a change in our fiscal year from a 52 or 53 week fiscal year to a calendar year. As a result, our 2010 fiscal year, which began on December 27, 2009, ended on December 31, 2010 instead of December 25, 2010. In addition, effective January 1, 2011, our fiscal quarters will also coincide with calendar quarters.

Associates

As of February 24, 2011, we had approximately 6,100 associates (our term for full and part-time employees), including approximately 4,500 in manufacturing. The remainder of our associates are in research and development, sales and marketing, and general and administrative positions, including associates who are engaged in or support our systems business. None of our associates are currently represented by labor unions or covered by a collective bargaining agreement. As we expand domestically and internationally, however, we may encounter either regional laws that mandate union representation or associates who desire union representation or a collective bargaining agreement. We believe that our relations with our associates are good.

Information About Geographic Areas

We have significant marketing, distribution, and manufacturing operations both within and outside the United States. Currently, we manufacture our solar modules at our Perrysburg, Ohio, Frankfurt/Oder, Germany, and Kulim, Malaysia manufacturing facilities (with additional manufacturing facilities under construction or planned for construction in Kulim, Malaysia, Frankfurt/Oder, Germany, Blanquefort, France, Vietnam, and the United States. We have put the construction of our Blanquefort, France manufacturing plant on hold until we have greater clarity about the future of the French market. In 2010, 74% of our net sales were generated from customers headquartered in the European Union. We are in the process of expanding our operations, particularly with respect to our systems business, to numerous countries worldwide, including other European and Asian countries and Australia. As a result, we will be subject to the legal, tax, political, social and regulatory requirements, and economic conditions of many jurisdictions. The international nature of our operations subjects us to a number of risks, including fluctuations in exchange rates, adverse changes in foreign laws or regulatory requirements and tariffs, taxes, and other trade restrictions. See Item 1A: "Risk Factors — Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor, and tax conditions in foreign countries.” See Note 23. "Segment and Geographical Information," to our consolidated financial statements included in this Annual Report on Form 10-K for information about our net sales and long-lived assets by geographic region for the years ended December 31, 2010, December 26, 2009, and December 27, 2008. See also Item 7: "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for other information about our operations and activities in various geographic regions.

Available Information

We maintain a website at http://www.firstsolar.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. The information contained in or connected to our website is not incorporated by reference into this report. We use our website as one means of disclosing material non-public information and for complying with our disclosure obligations under the SEC’s Regulation FD. Such disclosures will typically be included within the Investor Relations section of our website (http://investor.firstsolar.com). Accordingly, investors should monitor such portions of our website in addition to following our press releases, SEC filings, and public conference calls and webcasts.

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

Executive Officers of the Registrant

Our executive officers and their ages and positions as of February 25, 2011, were as follows:

Name	Age	Position
Robert J. Gillette	50	Chief Executive Officer
Bruce Sohn	49	President, Operations
Jens Meyerhoff	46	President, Utility Systems Business Group
TK Kallenbach	51	President, Components Business Group
Mary Beth Gustafsson	51	Executive Vice President, General Counsel and Secretary
Carol Campbell	59	Executive Vice President, Human Resources
Maja Wessels	51	Executive Vice President, Global Public Affairs
James Zhu	49	Chief Accounting Officer and Interim Chief Financial Officer
David Eaglesham	49	Chief Technology Officer

Robert J. Gillette joined First Solar in October 2009 as Chief Executive Officer. Prior to joining First Solar, Mr. Gillette served as President and Chief Executive Officer of Honeywell Aerospace since January 2005. Honeywell Aerospace, headquartered in Phoenix, Arizona, is Honeywell International Inc.'s largest business group. In this role, Mr. Gillette led Honeywell Aerospace's three main businesses—Air Transport & Regional, Business & General Aviation, and Defense & Space—with more than 40,000 associates at nearly 100 worldwide manufacturing and service sites. Prior to this assignment, Mr. Gillette had served as President and Chief Executive Officer of Honeywell Transportation Systems since July 2001. Mr. Gillette holds a bachelor's of science degree in Finance from Indiana University.

Bruce Sohn joined First Solar as President in March 2007 and was named President, Operations in February 2011. Mr. Sohn served as a director of First Solar from July 2003 until June 2009. Prior to joining First Solar as President, Mr. Sohn worked at Intel Corporation for 24 years. He is a senior member of IEEE and a certified Jonah. Mr. Sohn has been a guest lecturer at several universities, including the Massachusetts Institute of Technology and Stanford University. Mr. Sohn holds a degree in Materials Science and Engineering from the Massachusetts Institute of Technology.

Jens Meyerhoff has served as President of First Solar's Utility Systems Business Group since July 2010. Mr. Meyerhoff was formerly First Solar's Chief Financial Officer from May 2006 through December 2010. Prior to joining First Solar, Mr. Meyerhoff was the Chief Financial Officer of Virage Logic Corporation, a provider of embedded memory intellectual property for the design of integrated circuits, from January 2006 to May 2006. Mr. Meyerhoff was employed by FormFactor, Inc., a manufacturer of advanced wafer probe cards, as Chief Operating Officer from April 2004 to July 2005, Senior Vice President of Operations from January 2003 to April 2004 and Chief Financial Officer from August 2000 to March 2005. Mr. Meyerhoff holds a German Wirtschaftsinformatiker degree, which is the equivalent of a Finance and Information Technology degree, from Daimler Benz’s Executive Training Program.

TK Kallenbach joined First Solar in December 2009 as Executive Vice President of Marketing and Product Management and was named President, Components Business Group in February 2011. Prior to joining First Solar, Mr. Kallenbach was a senior executive at Honeywell Aerospace where he led strategic planning, product marketing, product management, mergers and acquisitions and marketing communications. His organization created and drove Honeywell Aerospace strategy through product portfolio integration and product line management. Mr. Kallenbach began his career at Honeywell (formerly AlliedSignal) in 1979, where he held a variety of senior technical leadership positions, including Vice President of Engineering and Technology for Aerospace Electronics, Defense & Space Electronic Systems, and Propulsion Engines and Systems, and senior business leadership positions including Vice President of Business Aviation, Director of HTF7000 Propulsion System, and Director of Helicopter Engines. Mr. Kallenbach holds a B.S. in Mechanical & Aerospace Engineering and a Masters of Business Administration from Arizona State University.

Mary Beth Gustafsson joined First Solar in October 2008 as Vice President, General Counsel and was named Executive Vice President, General Counsel and Secretary in November 2009. Prior to joining First Solar, Ms. Gustafsson was the Senior Vice President, General Counsel and Secretary of Trane Inc. (formerly American Standard Companies Inc.) from January 2005 through June 2008. From June 2008 through September 2008, Ms. Gustafsson was Vice President and Deputy General Counsel of Ingersoll-Rand Ltd., following Ingersoll-Rand’s acquisition of Trane. From 2001 through 2005, Ms. Gustafsson held positions of increasing responsibility at American Standard Companies Inc., including Chief Corporate Counsel and General Counsel for the company’s global air conditioning business. Ms. Gustafsson holds a B.A. in English Literature from Boston University and a J.D. from The University of Michigan Law School.

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

Maja Wessels joined First Solar in May 2008 as Vice President of Government Affairs for the Europe, Middle East and Africa region and was named Executive Vice President, Public Affairs in May 2009.  Prior to joining First Solar, Ms. Wessels served four years as senior vice president, Government Affairs at Honeywell for the EMEA region and three years as President, United Technologies International Operations for Europe. Ms Wessels chaired the American Electronics Industry Association Europe from 2006 to 2007, and prior to that she was president of the American Chamber of Commerce to the EU from 2003 to 2007. From 1997 to 2000 she was employed by Daimler Chrysler as vice president of Government Affairs in Europe. Ms Wessels holds a B.A. from Dartmouth College and a master's degree in international economics and European studies from the School of Advanced International Studies of Johns Hopkins University.

James Zhu serves as First Solar’s Chief Accounting Officer and Senior Vice President. He has also served as interim Chief Financial Officer since January 2011. Mr. Zhu joined the company as Vice President, Corporate Controller in June 2007. Prior to joining First Solar, Mr. Zhu served as Assistant Controller and then Vice President, Corporate Controller for Salesforce.com from May 2004 to May 2007. From July 1999 through April 2004, Mr. Zhu held positions of increasing responsibility at Chiron Corporation (acquired by Novartis International AG in April 2006), including Associate Director and Accounting Manager. Prior to joining Chiron Corporation, Mr. Zhu worked at KPMG, LLP. Mr. Zhu is a Certified Public Accountant and holds a B.A. in Economics from China and an M.B.A. in Accounting from Golden Gate University.

David Eaglesham joined First Solar in June 2006 as Vice President, Technology and became Chief Technology Officer in November 2009. Prior to joining First Solar, he was Director of Advanced Technologies at Applied Materials. He also previously worked as Chief Technologist at Lawrence Livermore and as Director of Electronic Device Research at Bell Labs. He was Materials Research Society President in 2005. Mr. Eaglesham has a PhD in Physics from the University of Bristol.

Item 1A:  Risk Factors

An investment in our stock involves a high degree of risk. You should carefully consider the following information, together with the other information in this Annual Report on Form 10-K, before buying shares of our stock. If any of the following risks or uncertainties occur, our business, financial condition, and results of operations could be materially and adversely affected and the trading price of our stock could decline.

Risks Related to Our Markets and Customers

If PV technology is not suitable for widespread adoption at economically attractive rates of return, or if sufficient demand for solar modules does not develop or takes longer to develop than we anticipate, our net sales and profit may flatten or decline and we may be unable to sustain profitability.

The solar energy market is at a relatively early stage of development, and the extent to which solar modules will be widely adopted is uncertain. If PV technology proves unsuitable for widespread adoption at economically attractive rates of return or if demand for solar modules fails to develop sufficiently or takes longer to develop than we anticipate, we may be unable to grow our business or generate sufficient net sales to sustain profitability. In addition, demand for solar modules in our targeted markets — including Germany, Italy, Spain, France, the United States, Canada, India, China, and Australia — may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of PV technology and demand for solar modules, including the following:

•
cost-effectiveness of the electricity generated by PV power systems compared to conventional energy sources and products, including conventional energy sources, such as natural gas and coal, and other non-solar renewable energy sources, such as wind;

•	availability, substance, and magnitude of government subsidies, incentives, and renewable portfolio standards to accelerate the development of the solar energy industry;

•	performance and reliability of PV systems and thin-film technology compared to conventional and other non-solar renewable energy sources and products;

•	success of other renewable energy generation technologies, such as hydroelectric, tidal, wind, geothermal, solar thermal, concentrated PV, and biomass;

•
fluctuations in economic and market conditions that affect the price of, and demand for, conventional and non-solar renewable energy sources, such as increases or decreases in the price of natural gas, coal, oil, and other fossil fuels; and

•	fluctuations in capital expenditures by end-users of solar modules, which tend to decrease when the economy slows and when interest rates increase.

Reduced growth in or the reduction, elimination, or expiration of government subsidies, economic incentives, and other support for on-grid solar electricity applications, including potential 2011 mid-year feed-in-tariff reductions in Germany and certain other core markets, could reduce demand and/or price levels for our solar modules, and limit our growth or lead to a reduction in our net sales, and adversely impact our operating results.

We believe that the near-term growth of the market for on-grid applications, where solar energy is used to supplement the electricity a consumer purchases from the utility network, depends significantly on the availability and size of government subsidies and economic incentives. Federal, state, and local governmental bodies in many countries, most notably Germany, Italy, Spain, France, the United States, Canada, China, India, and Australia have provided subsidies in the form of FiT, rebates, tax incentives, and other incentives to end-users, distributors, systems integrators, and manufacturers of PV products. Many of these jurisdictions, including the majority of U.S. states and numerous European Union countries, have adopted renewable portfolio standards in which the government requires jurisdictions or regulated utilities to supply a portion of their total electricity from specified sources of renewable energy, such as solar, wind, and hydroelectric power. Many of these government incentives expire, phase out over time, require renewal by the applicable authority, or may be amended. In light of strong 2010 solar growth, the major European governments are currently seeking to balance subsidy burdens with their commitment to the EU directive's goal of a 20% share of energy from renewable sources in the EU by 2020. A summary of recent developments in the major government subsidy programs in our core markets appears under Item 1: "Business - Support Programs." We expect the FiT in Germany and certain other core markets to be reduced earlier than previously expected, and such reductions could reduce demand and/or price levels for our solar modules, lead to a reduction in our net sales, and adversely impact our operating results.

Currently, Germany, which accounted for approximately 46% of our net sales in 2010, is the largest market for our modules, and thus recently proposed changes to German feed-in tariffs could significantly impact our results of operations. The German government is expected to adopt a partial acceleration of the January 2012 FiT digression to mid-2011. Such a reduction in the German FiT, including any potential further reductions, may contribute to a short-term pull-in of demand but could negatively affect long-term demand and price levels for PV products in Germany, which could have a material adverse effect on our business, financial condition, and/or results of operations.

In France, the government suspended the FiT legislation by decree for three months in December 2010. Although a new decree introducing a new market support framework is expected to be adopted by the government during the first quarter of 2011, we cannot be certain that such market support framework will be adopted at all or adopted at meaningful levels.  If the level of such new market support framework is not adequate to promote the development of the PV industry or PV projects in France, our ability to pursue an expansion strategy in France would be adversely affected. As a result of the moratorium, we have put the construction of our Blanquefort, France manufacturing plant on hold until we have greater clarity about the future of the French market.

In Italy and Spain, we cannot be certain that the level of FiTs will be adequate to promote the development of the PV industry or PV projects in these countries, in which case our ability to pursue an expansion strategy in these countries would be adversely affected.  These expansion strategies could be further adversely affected to the extent of any acceleration or imposition of FiT reductions, caps, or other limitations in these countries.

In the United States, California has been the state where the majority of solar installations and solar power module and system sales have taken place in recent years. The state of California’s RPS goal of 33% of electricity from renewable sources by 2020, currently in the form of an executive order from the Governor’s office, is the most significant RPS program in the United States in magnitude and is contributing to the expansion of the utility-scale solar systems market in that state. However, the continued effectiveness of this RPS program could be negatively impacted if the RPS goal is not passed by the California legislature and signed into law. See Item 1A: "Risk Factors — Our ability to pursue an expansion strategy in California beyond existing projects may be adversely affected if California is unable to achieve a 33% renewable mandate through law,” below.

The American Recovery and Reinvestment Act of 2009 (ARRA) and the 2010 Tax Act provide for certain measures intended to benefit on-grid solar electricity generation and other renewable energy initiatives. The failure to further extend or enhance these programs may reduce tax equity availability (in the case of the grant expiration) which may adversely affect our ability to arrange financing for utility-scale projects and may otherwise adversely affect the attractiveness of the U.S. solar market.

In Ontario, Canada, a FiT program was introduced in September 2009 and replaced the Renewable Energy Standard Offer Program (RESOP) as the primary subsidy program for renewable energy projects. In order to participate in the Ontario FiT program, certain provisions relating to minimum required domestic content and agricultural land use restrictions for solar installations must be satisfied. The domestic content and land restriction rules do not apply to our solar projects governed by RESOP contracts. However, PV solar power systems incorporating our modules do not presently satisfy the domestic content requirement under the FiT program currently in effect, and thus projects incorporating our modules would not qualify for the Ontario FiT. In the event the Ontario domestic content and land use restriction rules are not sufficiently modified, our ability to participate in the Ontario FiT program for future projects beyond our existing RESOP projects will be substantially reduced and possibly completely eliminated, and thus our ability to pursue an expansion strategy in Ontario, Canada beyond our existing RESOP projects would be adversely affected.

In Australia, the solar industry is driven by several regulatory initiatives that support the installation of solar PV modules in both rooftop and free field applications, including the federal government's Solar Flagship Program, state FiTs and the nationwide Renewable Energy Target Scheme, which has set a renewable energy goal for Australia of 20% by 2020.  If such programs or other initiatives are not successfully executed in addressing Australia's renewable energy goals, the size and attractiveness of Australia's solar market may be limited and we may be unable to sell modules or systems in Australia at an attractive price, limiting one of our anticipated growth markets.

In China, governmental authorities have not adopted a FiT policy and currently award solar projects through either a project tendering process or bi-lateral negotiations. While the solar industry generally anticipates that China will adopt a solar FiT, there is no guarantee this will occur in a timely manner or at all or that any FiT will be economically viable. Without a FiT, the size and attractiveness of China’s solar market may be limited, the viability of our proposed Ordos project may be negatively impacted and we may be otherwise unable to sell into China at an attractive price, limiting one of our anticipated growth markets.

In India, the National Solar Mission includes a goal of installing 22 GW of solar by 2022.  India has announced a FiT for the first phase of the National Solar Mission in 2010. There is no guarantee that India will maintain its current goal of 22 GW by 2022 or adopt the required policies to meet that goal, without which, the size and attractiveness of India’s solar market may be limited and we may be unable to sell modules or systems in India at an attractive price, limiting one of our anticipated growth markets.

Emerging subsidy programs may require an extended period of time to attain effectiveness because the applicable permitting and grid connection processes associated with these programs can be lengthy and administratively burdensome. In addition, if any of these statutes or regulations is found to be unconstitutional, or is reduced or discontinued for other reasons, sales prices and/or volumes of our solar modules in these countries could decline significantly, which could have a material adverse effect on our business, financial condition, and results of operations. Electric utility companies or generators of electricity from fossil fuels or other renewable energy sources could also lobby for a change in the relevant legislation in their markets to protect their revenue streams.

Reduced growth in or the reduction, elimination, or expiration of government subsidies and economic incentives for on-grid solar energy applications, especially those in our target markets, could limit our growth or cause our net sales to decline and materially and adversely affect our business, financial condition, and results of operations.

Our ability to pursue an expansion strategy in California beyond existing projects may be adversely affected if California is unable to achieve a 33% renewable mandate through law.

California required its investor-owned utilities (IOUs) to procure 20% of their electricity supplies through eligible renewable energy resources by 2010. In addition, California, through executive order has established a utility procurement goal of 33% renewable electricity by 2020. However, since the 33% procurement of renewable electricity by 2020 goal is currently not enforceable through law, it is conceivable that renewable energy procurement in California could peak at a level below 33% of the IOU’s electricity retail sales if the 33% renewable mandate is not signed into law. If the state legislature and Governor’s office are unable to adopt legislation establishing the 33% renewable energy mandate, the viability of the 33% RPS program would remain at risk. In addition, any weakening or delay of the 33% RPS program could contribute to, or be accompanied by, increased project execution risks, delay, or costs relating to California authorities, such as the California Independent System Operator.

Under such a scenario, our ability to execute a long-term expansion plan to develop additional large-scale PV projects in California could be adversely affected.

An increase in interest rates or lending rates or tightening of the supply of capital in the global financial markets (including a reduction in total tax equity availability) could make it difficult for end-users to finance the cost of a PV system and could reduce the demand for our solar modules and/or lead to a reduction in the average selling price for PV modules.

Many of our customers and our systems business depend on debt and/or equity financing to fund the initial capital expenditure required to develop, build and purchase a PV system. As a result, an increase in interest rates or lending rates, or a reduction in the supply of project debt financing or tax equity investments, could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers or our systems business to secure the financing necessary to develop, build, purchase or install a PV system on favorable terms, or at all, and thus lower demand for our solar modules which could limit our growth or reduce our net sales. In addition, we believe that a significant percentage of our end-users install PV systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates and/or lending rates could lower an investor's return on investment in a PV system, increase equity return requirements or make alternative investments more attractive relative to PV systems, and, in each case, could cause these end-users to seek alternative investments. As described above under Item 1: "Business — Support Programs,” the 30% grant in lieu of the federal investment tax credit under the ARRA is set to expire and unless extended, will not be available for solar installations that begin construction on or after January 1, 2012. If such program is not extended, total tax equity availability could be reduced which may adversely affect our ability to arrange financing for utility-scale projects and may adversely affect the attractiveness of the U.S. solar market.

We currently sell a substantial portion of our solar modules under Supply Contracts, and we allocate a significant amount of our production to satisfy our obligations under these contracts. These customers buy our modules with the expectation that they will be able to resell them in connection with the development of PV systems. As discussed above, many of these projects depend on the availability of debt and equity financing. A prolonged, material disruption to the supply of project finance could adversely affect our customers’ ability to perform under these agreements. In the event of default by one or more of these customers, we may be unable to sell these modules at the prices specified in our Supply Contracts, especially if demand for PV systems softens or supply of solar modules increases. Also, we may decide to lower our average selling price to certain customers in certain markets in response to changes in economic circumstances of our customers, their end markets, or the capital markets. See Item 1: "Business — Segment Information — Components Business — Customers,” for a description of previous pricing adjustments under our Supply Contracts.

We currently depend on a limited number of customers, with three customers accounting for a majority of our components business’ net sales last year. The loss of, or a significant reduction in orders from, any of these customers could significantly reduce our net sales and negatively impact our operating results.

We currently sell the majority of our solar modules to customers headquartered throughout the European Union. During 2010, our three largest customers for our components business each accounted for between 10% and 20% of our components business’ net sales. Our customer base within our components business is currently concentrated to a significant extent in Germany and, therefore, additional German FiT reductions could reduce demand and/or price levels for our modules sold to these customers. The loss of any of our large customers, their inability to perform under their contracts, or their default in payment could significantly reduce our net sales and adversely impact our operating results. Our customers may face significant challenges under current economic conditions, including lack of capital to finance solar projects and rising costs associated with leasing or otherwise acquiring land and rooftops for solar projects. We believe that we can mitigate this risk by re-allocating modules to other customers if the need arises, but we may be unable, in whole or in part, to mitigate the reduced demand for our modules. In the event that we determine that our planned production of solar modules exceeds the demand we anticipate, we may decide to reduce or halt production of solar modules in our manufacturing facilities. However, we may be unable to anticipate and respond to the oversupply of solar modules because we have limited visibility into our customers’ inventories.

Risks Related to Regulations

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of PV products, which may significantly reduce demand for our solar modules.

The market for electricity generation products is heavily influenced by foreign, federal, state, and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. These regulations and policies could deter end-user purchases of PV products and investment in the research and development of PV technology. For example, without a mandated regulatory exception for PV systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. If these interconnection standby fees were applicable to PV systems, it is likely that they would increase the cost to our end-users of using PV systems which could make them less desirable, thereby harming our business, prospects, results of operations, and financial condition. In addition, electricity generated by PV systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate for all times of the day, would require PV systems to achieve lower prices in order to compete with the price of electricity from other sources.

We anticipate that our solar modules and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering, and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar modules may result in significant additional expenses to us, our resellers, and their customers and, as a result, could cause a significant reduction in demand for our solar modules.

Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows, and profitability.

Our operations involve the use, handling, generation, processing, storage, transportation, and disposal of hazardous materials and are subject to extensive environmental laws and regulations at the national, state, local, and international levels. These environmental laws and regulations include those governing the discharge of pollutants into the air and water, the use, management, and disposal of hazardous materials and wastes, the cleanup of contaminated sites, and occupational health and safety. We have incurred and will continue to incur significant costs and capital expenditures in complying with these laws and regulations. In addition, violations of, or liabilities under, environmental laws or permits may result in restrictions being imposed on our operating activities or in our being subjected to substantial fines, penalties, criminal proceedings, third party property damage or personal injury claims, cleanup costs, or other costs. While we believe we are currently in substantial compliance with applicable environmental requirements, future developments such as more aggressive enforcement policies, the implementation of new, more stringent laws and regulations, or the discovery of presently unknown environmental conditions may require expenditures that could have a material adverse effect on our business, results of operations, and financial condition.

In addition, our products contain cadmium telluride and cadmium sulfide. Elemental cadmium and certain of its compounds are regulated as hazardous material due to the adverse health effects that may arise from human exposure. Although the risks of exposure to cadmium telluride are not believed to be as serious as those relating to exposure to elemental cadmium, the chemical, physical, and toxicological properties of cadmium telluride have not been thoroughly investigated and reported. In our manufacturing operations, we maintain engineering controls to minimize our associates’ exposure to cadmium or cadmium compounds and require our associates who handle cadmium compounds to follow certain safety procedures, including the use of personal protective equipment such as respirators, chemical goggles, and protective clothing. In addition, we believe the risk of exposure to cadmium or cadmium compounds from our end-products is limited by the encapsulated nature of these materials in our products and the physical properties of cadmium compounds used in our products, and further minimized by the voluntary implementation in 2005 of our collection and recycling program for our solar modules. While we believe that these factors and procedures are sufficient to protect our associates, end-users, and the general public from adverse health effects that may arise from cadmium exposure, we cannot assure that human or environmental exposure to cadmium or cadmium compounds used in our products will not occur. Any such exposure could result in future third party claims against us, as well as damage to our reputation and heightened regulatory scrutiny of our products, which could limit or impair our ability to sell and distribute our products. The occurrence of future events such as these could have a material adverse effect on our business, financial condition, or results of operations.

The use of cadmium in various products is also coming under increasingly stringent governmental regulation. Future regulation in this area could impact the manufacture, sale, collection, and recycling of solar modules and could require us to make unforeseen environmental expenditures or limit our ability to sell and distribute our products. For example, European Union Directive 2002/95/EC on the Restriction of the Use of Hazardous Substances in electrical and electronic equipment (RoHS Directive), restricts the use of certain hazardous substances, including cadmium, in specified products. Other jurisdictions, such as China have adopted similar legislation or are considering doing so. Currently, PV solar modules are not subject to the RoHS Directive; however, the RoHS Directive allows for future amendments subjecting additional products to the requirements and the scope. Applicability and the products included in the Directive may also change. In December 2008, the European Commission issued its proposed revision of the RoHS Directive. This proposed revision did not include PV solar modules in the scope of RoHS. In November 2010, the European Parliament, European Commission and European Council agreed on a revised RoHS Directive under which all Electrical and Electronic Equipment (EEE) are included in the scope of the RoHS Directive unless specifically excluded or exempted from coverage. PV is explicitly excluded from the scope of RoHS (Article 2). The European Parliament formally adopted the agreement in November 2010 and the Council is expected to formally adopt the agreement in the first half of 2011. Nevertheless, if PV modules are included in the scope of RoHS without an exemption or exclusion, we would be required to redesign our solar modules to eliminate cadmium in order to continue to offer them for sale within the European Union, which would be impractical. In such event, the European Union market would be in effect closed to us, which would have a material adverse effect on our business, financial condition, and results of operations. In 2010, 74% of our total net sales were generated from module sales in the European Union.

Risks Related to our Operations, Manufacturing, and Technology

Our operating history to date may not serve as an adequate basis to judge our future prospects and results of operations.

Our historical operating results may not provide a meaningful basis for evaluating our business, financial performance, and prospects. While our net sales grew from $135.0 million in 2006 to nearly $2.6 billion in 2010, we may be unable to achieve similar growth, or grow at all, in future periods. Our ability to achieve similar growth in future periods is also affected by current economic conditions. Our past results occurred in an environment where, among other things, capital was generally more accessible to our customers to finance the cost of developing solar projects and economic incentives for solar power in certain core markets (such as the German FiT) were more favorable. Accordingly, you should not rely on our results of operations for any prior period as an indication of our future performance. See Item 1: "Business — Segment Information — Components Business — Customers,” for a description of previous pricing adjustments under our Supply Contracts.

We face intense competition from manufacturers of crystalline silicon solar modules, thin-film solar modules, and solar thermal and concentrated PV systems; if global supply exceeds global demand, it could lead to a reduction in the average selling price for PV modules, which could reduce our net sales and adversely affect our results of operations.

The solar energy and renewable energy industries are highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with the larger electric power industry. Within the global PV industry, we face competition from crystalline silicon solar module manufacturers, other thin-film solar module manufacturers and companies developing solar thermal and concentrated PV technologies. Existing or future solar manufacturers might be acquired by larger companies with significant capital resources, thereby intensifying competition with us.  In addition, the introduction of a low cost disruptive technology could adversely affect our ability to compete, which could reduce our net sales and adversely affect our results of operations.

Even if demand for solar modules continues to grow, the rapid expansion plans of many solar module manufacturers could create periods where supply exceeds demand. In addition, we believe a significant decrease in the cost of silicon feedstock would provide significant reductions in the manufacturing cost of crystalline silicon solar modules and lead to pricing pressure for solar modules and potentially the oversupply of solar modules.

During any such period, our competitors could decide to reduce their sales prices in response to competition, even below their manufacturing costs, in order to generate sales. As a result, we may be unable to sell our solar modules at attractive prices, or for a profit, during any period of excess supply of solar modules, which would reduce our net sales and adversely affect our results of operations. Also, we may decide to lower our average selling price to certain customers in certain markets in response to competition.

Thin-film technology has a short history, and our thin-film technology and solar modules and systems may perform below expectations; problems with product quality or performance may cause us to incur warranty expenses, damage our market reputation, and prevent us from maintaining or increasing our market share.

Researchers began developing thin-film semiconductor technology over 20 years ago, but were unable to integrate the technology into a solar module production line until several years ago. Our thin-film technology and solar modules may not have a sufficient operating history to confirm how our solar modules will perform over their estimated 25-year useful life. We perform a variety of quality and life tests under different conditions. However, if our thin-film technology and solar modules perform below expectations, we could lose customers and face substantial warranty expense.

Our solar modules are sold with a five-year materials and workmanship warranty for technical defects and a 25-year warranty against declines of more than 10% of their initial rated power in the first 10 years following their installation and 20% of initial rated power in the following 15 years, respectively. As a result, we bear the risk of extensive warranty claims long after we have sold our solar modules and recognized net sales. As of December 31, 2010, our accrued warranty liability was $27.9 million, of which, $11.2 million was classified as current and $16.7 million was classified as noncurrent.

Although our power output warranty extends for 25 years, our oldest solar modules manufactured during the qualification of our pilot production line have only been in use since 2001. Because of the limited operating history of our solar modules, we have been required to make assumptions regarding the durability and reliability of our solar modules. Our assumptions could prove to be materially different from the actual performance of our solar modules, causing us to incur substantial expense to repair or replace defective solar modules in the future. For example, our glass-on-glass solar modules could break, delaminate, or experience power degradation in excess of expectations, and our manufacturing operations could be subject to process variations that could cause affected modules to underperform compared to our expectations. Any widespread product failures may damage our market reputation and cause our sales to decline and require us to repair or replace the defective modules, which could have a material adverse effect on our financial results.

In addition to our solar module warranty described above, for solar power plants built by our EPC team, we currently typically provide a limited EPC warranty against defects in workmanship, engineering design, and installation services under normal use and service conditions for a period of one year following the substantial completion of a solar power plant or an energized section of a solar power plant.  In resolving claims under both the workmanship and design warranties, we have the option of either remedying the defect to the warranted level through repair, refurbishment, or replacement. Any widespread failures of solar power plants built by us could damage our market reputation, cause our sales to decline, cause us to incur unexpected costs to remedy defects or otherwise negatively affect our results of operations.

If our estimates regarding the future cost of collecting and recycling our solar modules are incorrect, we could be required to accrue additional expenses at and from the time we realize our estimates are incorrect and face a significant unplanned cash burden.

We pre-fund our estimated future obligation for collecting and recycling our solar modules based on the present value of the expected future cost of collecting and recycling the modules, which includes the cost of packaging the solar modules for transport, the cost of freight from the solar module’s installation site to a recycling center, the material, labor, and capital costs of the recycling process, and an estimated third party profit margin and return on risk for collection and recycling. We base our estimate on our experience collecting and recycling solar modules that do not pass our quality control tests and solar modules returned under our warranty, and on our expectations about future developments in recycling technologies and processes and economic conditions at the time the solar modules will be collected and recycled. If our estimates prove incorrect, we could be required to accrue additional expenses at and from the time we realize our estimates are incorrect and also face a significant unplanned cash burden at the time we realize our estimates are incorrect or end-users return their solar modules, which could harm our operating results. In addition, our end-users can return their solar modules at any time. As a result, we could be required to collect and recycle our solar modules earlier than we expect.

Our failure to further refine our technology and develop and introduce improved PV products could render our solar modules or systems uncompetitive and reduce our net sales, profitability, and/or market share.

We need to invest significant financial resources in research and development to continue to improve our module conversion efficiency, lower the levelized cost of electricity (LCOE) of our PV systems, and otherwise keep pace with technological advances in the solar energy industry. However, research and development activities are inherently uncertain, and we could encounter practical difficulties in commercializing our research results. We seek to continuously improve our products and processes, and the resulting changes carry potential risks in the form of delays, additional costs, or other unintended contingencies. In addition, our significant expenditures on research and development may not produce corresponding benefits. Other companies are developing a variety of competing PV technologies, including copper indium gallium diselenide and amorphous silicon, which could produce solar modules or systems that prove more cost-effective or have better performance than our solar modules or systems. In addition, other companies could potentially develop a highly reliable renewable energy system that mitigates the intermittent power production drawback of many renewable energy systems, or offers other value-added improvements from the perspective of utilities and other system owners, in which case such companies could compete with us even if the LCOE associated with such new system is higher than that of our systems. As a result, our solar modules or systems may be negatively differentiated or rendered obsolete by the technological advances of our competitors, which would reduce our net sales, profitability and/or market share.

In addition, we often forward price our products and services (including through our Supply Contracts and power purchase agreements) in anticipation of future cost reductions, and thus an inability to further refine our technology and execute our long-term manufacturing cost and LCOE reduction objectives could adversely affect our margins and operating results.

Our failure to protect our intellectual property rights may undermine our competitive position and litigation to protect our intellectual property rights or defend against third party allegations of infringement may be costly.

Protection of our proprietary processes, methods, and other technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies. We rely primarily on patents, trademarks, trade secrets, copyrights, and contractual restrictions to protect our intellectual property. We regularly file patent applications to protect inventions arising from our research and development, and are currently pursuing such patent applications in the U.S. and worldwide. Our existing patents and future patents could be challenged, invalidated, circumvented, or rendered unenforceable. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not be sufficient to provide meaningful protection against competitors or against competitive technologies.

We also rely upon unpatented proprietary manufacturing expertise, continuing technological innovation, and other trade secrets to develop and maintain our competitive position. Although we generally enter into confidentiality agreements with our associates and third parties to protect our intellectual property, such confidentiality agreements are limited in duration and could be breached and may not provide meaningful protection for our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge of our trade secrets through independent development or legal means. The failure of our patents or confidentiality agreements to protect our processes, equipment, technology, trade secrets, and proprietary manufacturing expertise, methods, and compounds could have a material adverse effect on our business. In addition, effective patent, trademark, copyright, and trade secret protection may be unavailable or limited in some foreign countries, especially any developing countries into which we may expand our operations. In some countries we have not applied for patent, trademark, or copyright protection.

Third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition, and operating results. Policing unauthorized use of proprietary technology can be difficult and expensive. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. We cannot assure you that the outcome of such potential litigation will be in our favor. Such litigation may be costly and may divert management attention and other resources away from our business. An adverse determination in any such litigation may impair our intellectual property rights and may harm our business, prospects, and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.

Some of our key raw materials and components are either single-sourced or sourced from a limited number of third party suppliers and their failure to perform could cause manufacturing delays and impair our ability to deliver solar modules to customers in the required quality and quantities and at a price that is profitable to us.

Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing cost. Some of our key raw materials and components are either single-sourced or sourced from a limited number of third party suppliers. As a result, the failure of any of our suppliers to perform could disrupt our supply chain and impair our operations. In addition, some of our suppliers are small companies that may be unable to supply our increasing demand for raw materials and components as we continue to expand rapidly. We may be unable to identify new suppliers or qualify their products for use on our production lines in a timely manner and on commercially reasonable terms. A constraint on our production may cause us to be unable to meet our capacity ramp plan and/or our obligations under our customer contracts, which would have an adverse impact on our financial results.

A disruption in our supply chain for cadmium telluride, our semiconductor material, could interrupt or impair our ability to manufacture solar modules.

A key raw material we use in our production process is a cadmium telluride compound. Tellurium, one of the main components of cadmium telluride, is mainly produced as a by-product of copper refining and, therefore, its supply is largely dependent upon demand for copper. Our supply of cadmium telluride could be limited if any of our current suppliers or any of our future suppliers are unable to acquire an adequate supply of tellurium in a timely manner or at commercially reasonable prices. If our competitors begin to use or increase their demand for cadmium telluride, supply could be reduced and prices could increase. If our current suppliers or any of our future suppliers cannot obtain sufficient tellurium, they could substantially increase prices or be unable to perform under their contracts. We may be unable to pass increases in the cost of our raw materials through to our customers because our customer contracts do not adjust for raw material price increases and are generally for a longer term than our raw material supply contracts. A reduction in our production could result in our inability to meet our capacity ramp plan and/or our commitments under our customer contracts, which would have an adverse impact on our financial results.

Our future success depends on our ability to continue to build new manufacturing plants and add production lines in a cost-effective manner, both of which are subject to risks and uncertainties.

Our future success depends on our ability to significantly increase both our manufacturing capacity and production throughput in a cost-effective and efficient manner. If we cannot do so, we may be unable to expand our business, decrease our manufacturing cost per watt, maintain our competitive position, satisfy our contractual obligations, or sustain profitability. Our ability to expand production capacity is subject to significant risks and uncertainties, including the following:

•	making changes to our production process that are not properly qualified or that may cause problems with the quality of our solar modules;

•	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as our inability to secure successful contracts with equipment vendors;

•	our custom-built equipment taking longer and costing more to manufacture than expected and not operating as designed;

•	delays or denial of required approvals by relevant government authorities;

•	being unable to hire qualified staff;

•	failure to execute our expansion plans effectively; and

•	manufacturing concentration risk resulting from an expected 24 out of 46 announced production lines worldwide by the end of 2012 being located in one geographic area, Malaysia.

If our future production lines are not built in line with our committed schedules it may impair our growth plans. If our future production lines do not achieve operating metrics similar to our existing production lines, our solar modules could perform below expectations and cause us to lose customers.

Currently, our production lines have a limited history of operating at full capacity. Future production lines could produce solar modules that have lower efficiencies, higher failure rates, and higher rates of degradation than solar modules from our existing production lines, and we could be unable to determine the cause of the lower operating metrics or develop and implement solutions to improve performance. Although we will be using the same systematic replication process to build our U.S., Vietnamese, and French manufacturing centers and expand our German and Malaysian manufacturing centers that we successfully used when previously building and expanding our existing German and Malaysian production facilities, our replication risk in connection with building production lines at our manufacturing centers and other future manufacturing plants could be higher than our replication risk was in building and expanding our existing German and Malaysian production facilities because these new manufacturing centers will be located in new geographic areas for us, which could entail other factors that may lower their operating metrics. If we are unable to systematically replicate our production lines to meet our committed schedules and achieve and sustain similar operating metrics in our future production lines as we have achieved at our existing production lines, our manufacturing capacity could be substantially constrained, our manufacturing costs per watt could increase, and this may impair our growth plans and/or cause us to lose customers, resulting in lower net sales, higher liabilities, and lower net income than we anticipate. In addition, we might be unable to produce enough solar modules to satisfy our contractual requirements under our customer contracts.

Some of our manufacturing equipment is customized and sole sourced. If our manufacturing equipment fails or if our equipment suppliers fail to perform under their contracts, we could experience production disruptions and be unable to satisfy our contractual requirements.

Some of our manufacturing equipment is customized to our production lines based on designs or specifications that we provide to the equipment manufacturer, which then undertakes a specialized process to manufacture the custom equipment. As a result, the equipment is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working. If any piece of equipment fails, production along the entire production line could be interrupted and we could be unable to produce enough solar modules to satisfy our contractual requirements under our Supply Contracts. In addition, the failure of our equipment suppliers to supply equipment in a timely manner or on commercially reasonable terms could delay our expansion plans and otherwise disrupt our production schedule or increase our manufacturing costs, all of which would adversely impact our financial results.

If we are unable to further increase the number of sellable watts per solar module and reduce our manufacturing cost per watt, we could be in default under certain of our Supply Contracts and our profitability could decline.

Our Supply Contracts either (i) require us to increase the minimum average number of watts per module over the term of the contract, or (ii) have a price adjustment for increases or decreases in the number of watts per module relative to a base number of watts per module. Our failure to achieve these metrics could reduce our profitability or allow some of our customers to terminate their contracts. In addition, all of our Supply Contracts in Europe specify a sales price per watt that declines at the beginning of each year through the expiration date of each contract in 2012. Our profitability could decline if we are unable to reduce our manufacturing cost per watt by at least the same rate at which our contractual prices decrease. Furthermore, our failure to reduce cost per watt by increasing our efficiency may impair our ability to enter new markets that we believe will require lower cost per watt for us to be competitive and may impair our growth plans.

We may be unable to manage the expansion of our operations effectively.

We expect to continue to expand our business in order to meet our contractual obligations, satisfy demand for our solar modules, and maintain or increase market share. However, depending on the amount of additional contractual obligations we enter into and our ability to expand our manufacturing capabilities in accordance with our expectations, we might be unable to produce enough solar modules to satisfy our contractual requirements under our customer contracts and other commitments, in which case we could be in default under such agreements and our operating results may be adversely affected.

To manage the continued rapid expansion of our operations, we will be required to continue to improve our operational and financial systems, procedures and controls, and expand, train, and manage our growing associate base. Our management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers. In addition, our current and planned operations, personnel, systems, and internal controls and procedures might be inadequate to support our future growth. If we cannot manage our growth effectively, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

Implementing a new enterprise resource planning system could interfere with our business or operations and could adversely impact our financial position, results of operations, and cash flows.

We are in the process of implementing a new enterprise resource planning (ERP) system. Phase 1 of this implementation was completed in the second half of 2010, and the second and final phase of this implementation is expected to be completed in the second half of 2011. This project requires significant investment of capital and human resources, the re-engineering of many processes of our business, and the attention of many associates and managers who would otherwise be focused on other aspects of our business. Any disruptions, delays, or deficiencies in the design and implementation of the new ERP system could result in potentially much higher costs than we had anticipated and could adversely affect our ability to process customer orders, ship products, provide services and support to customers, bill and track our customers, fulfill contractual obligations, file SEC reports in a timely manner and/or otherwise operate our business, or otherwise impact our controls environment, and any of these consequences could have an adverse effect on our financial position, results of operations, and cash flows.

Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor, and tax conditions in foreign countries.

We have significant marketing, distribution, and manufacturing operations both within and outside the United States. In 2010, 74% of our net sales were generated from customers headquartered in the European Union. In the future, we expect to expand our operations into China, India, and other countries in Europe, Asia, the Middle East, and elsewhere; as a result, we will be subject to the legal, political, social, tax, and regulatory requirements, and economic conditions of many jurisdictions. Risks inherent to international operations, include, but are not limited to, the following:

•	difficulty in enforcing agreements in foreign legal systems;

•	varying degrees of protection afforded to foreign investments in the countries in which we operate, and irregular interpretations and enforcement of laws and regulations in these jurisdictions;

•
foreign countries may impose additional income and withholding taxes or otherwise tax our foreign operations, impose tariffs, or adopt other restrictions on foreign trade and investment, including currency exchange controls;

•
fluctuations in exchange rates may affect product demand and may adversely affect our profitability in U.S. dollars to the extent the price of our solar modules and cost of raw materials, labor, and equipment is denominated in a foreign currency;

•	inability to obtain, maintain, or enforce intellectual property rights;

•	risk of nationalization or other expropriation of private enterprises;

•	changes in general economic and political conditions in the countries in which we operate, including changes in the government incentives we are relying on;

•	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to environmental protection, export duties, and quotas;

•	opaque approval processes in which the lack of transparency may cause delays and increase the uncertainty of project approvals;

•	difficulty in staffing and managing widespread operations;

•	difficulty in repatriating earnings;

•	difficulty in negotiating a successful collective bargaining agreement in applicable foreign jurisdictions;

•
trade barriers such as export requirements, tariffs, taxes, local content requirements, and other restrictions and expenses, which could increase the price of our solar modules and make us less competitive in some countries; and

•	difficulty of, and costs relating to, compliance with the different commercial and legal requirements of the overseas countries in which we offer and sell our solar modules.

Our business in foreign markets requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends, in part, on our ability to succeed in differing legal, regulatory, economic, social, and political conditions. We may not be able to develop and implement policies and strategies that will be effective in each location where we do business.

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

The development and construction of solar power electric generation facilities and other energy infrastructure projects involve numerous risks. We may be required to spend significant sums for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible, economically attractive, or capable of being built. Success in developing a particular project is contingent upon, among other things:

•	negotiation of satisfactory engineering, procurement, and construction agreements;

•	receipt of required governmental permits and approvals, including the right to interconnect to the electric grid;

•	payment of interconnection and other deposits (some of which are non-refundable);

•	obtaining construction financing; and

•	timely implementation and satisfactory completion of construction.

Successful completion of a particular project may be adversely affected by numerous factors, including:

•	delays in obtaining required governmental permits and approvals;

•	uncertainties relating to land costs for projects on land subject to Bureau of Land Management procedures;

•	unforeseen engineering problems;

•	construction delays and contractor performance shortfalls;

•	work stoppages;

•	cost over-runs;

•	labor, equipment and materials supply shortages or disruptions;

•	tax treatment;

•	adverse weather conditions; and

•	environmental and geological conditions.

If we are unable to complete the development of a solar power facility, or fail to meet one or more agreed target construction milestone dates, we may be subject to liquidated damages and/or penalties under the EPC agreement or other agreements relating to the project, and we typically will not be able to recover our investment in the project. Some of these investments are included as assets on our consolidated balance sheet under the line item “Project assets.” If we are unable to complete the development of a solar power project, we may write-down or write-off some or all of these capitalized investments, which would have an adverse impact on our net income in the period in which the loss is recognized. In 2011, we expect to invest a significant amount of capital to develop projects owned by us or third parties.

 We may enter into fixed price EPC contracts in which we act as the general contractor for our customers in connection with the installation of our solar power systems. All essential costs are estimated at the time of entering into the EPC contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the subcontractors, suppliers, and other parties to the project. In addition, we require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in planning a project occur (including those due to unexpected increases in inflation or commodity prices) or delays in execution occur and we are unable to increase commensurately the EPC sales price, we may not achieve our expected margins or we may be required to record a loss in the relevant fiscal period.

We may be unable to acquire or lease land and/or obtain the approvals, licenses, and permits necessary to build and operate PV power plants in a timely and cost effective manner, and regulatory agencies, local communities, labor unions or other third parties may delay, prevent, or increase the cost of construction and operation of the PV plants we intend to build.

In order to construct and operate our PV plants, we need to acquire or lease land and obtain all necessary local, county, state, federal, and foreign approvals, licenses, and permits. We may be unable to acquire the land or lease interests needed, may not receive or retain the requisite approvals, permits, and licenses, or may encounter other problems which could delay or prevent us from successfully constructing and operating PV plants. For instance, the California Independent System Operator has modified its transmission interconnection rules, phasing out a serial process in favor of a cluster process for new projects, and may further modify its rules in a manner that could negatively impact our favorable position in transmission queues. Certain of our California projects under development will remain subject to the serial process while other projects in earlier stages of development, as well as new projects on a going-forward basis, will be subject to the cluster process. Although the transition to the cluster process is still evolving and its ultimate impact is not yet fully known, our project transmission cost could be materially higher than previously estimated under the serial process and our projects could be delayed or subject to transmission planning timing uncertainties. We also may be required to post interconnection deposits (which may not be refundable) sooner than previously estimated under the serial process.

Many of our proposed PV plants are located on or require access through public lands administered by federal and state agencies pursuant to competitive public leasing and right-of-way procedures and processes. The authorization for the use, construction, and operation of PV plants and associated transmission facilities on federal, state, and private lands will also require the assessment and evaluation of mineral rights, private rights-of-way, and other easements; environmental, agricultural, cultural, recreational, and aesthetic impacts; and the likely mitigation of adverse impacts to these and other resources and uses. The inability to obtain the required permits and, potentially, excessive delay in obtaining such permits due, for example, to litigation or third party appeals, could prevent us from successfully constructing and operating PV plants in a timely manner and could result in a potential forfeiture of any deposit we have made with respect to a given project. Moreover, project approvals subject to project modifications and conditions, including mitigation requirements and costs, could affect the financial success of a given project.

In addition, local labor unions may increase the cost of, and/or lower the productivity of, project development in Canada, California, and elsewhere. We may also be subject to labor unavailability and/or increased union labor requirements due to multiple simultaneous projects in a geographic region

In China our projects are subject to a number of government approvals, including the approval of a pre-feasibility and feasibility study. Individually, the pre-feasibility and feasibility study require many different government approvals at the national, provincial, and local levels, and the approval process is discretionary and not fully transparent.

Lack of transmission capacity availability, potential upgrade costs to the transmission grid, and other systems constraints could significantly impact our ability to build PV plants and generate solar electricity power sales.

In order to deliver electricity from our PV plants to our customers, our projects need to connect to the transmission grid. The lack of available capacity on the transmission grid could substantially impact our projects and cause reductions in project size, delays in project implementation, increases in costs from transmission upgrades, and potential forfeitures of any deposit we have made with respect to a given project. These transmission issues, as well as issues relating to the availability of large systems such as transformers and switch gear, could significantly impact our ability to build PV plants and generate solar electricity sales.

Our systems business is largely dependent on us and third parties arranging financing from various sources, which may not be available or may only be available on unfavorable terms or in insufficient amounts.

The construction of the large utility-scale solar power projects under development by us is expected in many cases to require project financing, including non-recourse project debt financing in the bank loan market and institutional debt capital markets. Uncertainties exist as to whether our projects will be able to access the debt markets in a sufficient magnitude to finance their construction. If we are unable to arrange such financing or if it is only available on unfavorable terms, we may be unable to fully execute our systems business plan. In addition, we generally expect to sell our projects by raising project equity capital from tax oriented, strategic industry, and other equity investors. Such equity sources may not be available or may only be available in insufficient amounts, in which case our ability to sell our projects may be delayed or limited and our business, financial condition, or results of operations may be adversely affected.

In addition, for projects in which we provide EPC services but are not the project developer, our EPC activities are in many cases dependent on the ability of third parties to purchase our PV plant projects, which, in turn, is dependent on their ability to obtain financing for such purchases. Depending on prevailing conditions in the credit markets and other factors, such financing may not be available or may only be available on unfavorable terms or in insufficient amounts. If third parties are limited in their ability to access financing to support their purchase of PV power plant projects from us, we may not realize the cash flows that we expect from such sales, and this could adversely affect our ability to invest in our business and/or generate revenue. See also the risk factor above entitled "An increase in interest rates or lending rates or tightening of the supply of capital in the global financial markets (including a reduction in total tax equity availability) could make it difficult for end-users to finance the cost of a PV system and could reduce the demand for our solar modules and/or lead to a reduction in the average selling price for PV modules.”

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

We have made several acquisitions in the last several years, and in the future we may acquire additional companies, project pipelines, products, or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of an acquisition and each acquisition has numerous risks. These risks include the following:

•	difficulty in assimilating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies or products with our current products and technologies;

•	difficulty in maintaining controls, procedures, and policies during the transition and integration;

•	disruption of our ongoing business and distraction of our management and associates from other opportunities and challenges due to integration issues;

•	difficulty integrating the acquired company’s accounting, management information, and other administrative systems;

•	inability to retain key technical and managerial personnel of the acquired business;

•	inability to retain key customers, vendors, and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential impairment of our relationships with our associates, customers, partners, distributors, or third party providers of technology or products;

•	potential failure of the due diligence processes to identify significant issues with product quality, architecture, and development or legal and financial liabilities, among other things;

•	potential inability to assert that internal controls over financial reporting are effective;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions; and

•	potential delay in customer purchasing decisions due to uncertainty about the direction of our product offerings.

Mergers and acquisitions of companies are inherently risky, and ultimately, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition, or results of operations.

Our future success depends on our ability to retain our key associates and to successfully integrate them into our management team.

We are dependent on the services of our executive officers and other members of our senior management team. The loss of one or more of these key associates or any other member of our senior management team could have a material adverse effect on us. We may not be able to retain or replace these key associates, and we may not have adequate succession plans in place. Several of our current key associates including our executive officers are subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit the associates to terminate their employment with us upon little or no notice and the enforceability of the non-competition provisions is uncertain.

If we are unable to attract, train, and retain key personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train, and retain management, operations, and technical personnel. Recruiting and retaining capable personnel, particularly those with expertise in the PV industry and thin-film technology, are vital to our success. There is substantial competition for qualified technical personnel and there can be no assurance that we will be able to attract or retain our technical personnel. If we are unable to attract and retain qualified associates, or otherwise experience labor disruptions our business may be materially and adversely affected.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to pay significant damage awards or prohibit us from the manufacture and sale of our solar modules or the use of our technology.

Our success depends largely on our ability to use and develop our technology and know-how without infringing or misappropriating the intellectual property rights of third parties. The validity and scope of claims relating to PV technology patents involve complex scientific, legal, and factual considerations and analysis and, therefore, may be highly uncertain. We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties. The defense and prosecution of intellectual property suits, patent opposition proceedings, and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, which may not be available on reasonable terms, or at all, or pay ongoing royalties, require us to redesign our solar module, or subject us to injunctions prohibiting the manufacture and sale of our solar modules or the use of our technologies. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our solar modules until the resolution of such litigation.

Currency translation and transaction risk may negatively affect our net sales, cost of sales, and gross margins and could result in exchange losses.

Although our reporting currency is the U.S. dollar, we conduct our business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation and transaction risk. For example, 73% and 86% of our net sales were denominated in euro for the years ended December 31, 2010 and December 26, 2009, respectively, and we expect a large percentage of our net sales to be outside the United States and denominated in foreign currencies in the future. In addition, our operating expenses for our manufacturing plants located outside the U.S. (currently Germany and Malaysia, and Vietnam and France in the future) and our operations for our systems business in European countries and Canada will be denominated in the local currency. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our net sales and cost of sales and could result in exchange gains or losses. For example, the weakening of the euro reduced our net sales by $49.4 million during fiscal 2010 compared with fiscal 2009. In addition, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from our reporting currency. For example, our European Supply Contracts specify fixed pricing in euros through 2012 and do not adjust for changes in the U.S. dollar to euro exchange rate. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations.

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

Our largest stockholder, the Estate of John T. Walton and its affiliates, including JCL Holdings, LLC and JTW Trust No. 1 UAD 9/19/02 (collectively, the Estate), owned approximately 33% of our outstanding common stock at December 31, 2010. As a result, the Estate has substantial influence over all matters requiring stockholder approval, including the election of our directors and the approval of significant corporate transactions such as mergers, tender offers, and the sale of all or substantially all of our assets. The interests of the Estate could conflict with or differ from interests of other stockholders. For example, the concentration of ownership held by the Estate could delay, defer or prevent a change of control of our company or impede a merger, takeover, or other business combination which a majority of stockholders may view favorably.

If our goodwill or project assets become impaired, we may be required to record a significant charge to earnings.

We may be required to record a significant charge to earnings in our financial statements should we determine that our goodwill or project assets are impaired. Such a charge might have a significant impact on our financial position and results of operations.

As required by accounting rules, we review our goodwill and project assets for impairment when events or changes in our business or circumstances indicate that their fair value might be less than their carrying value. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill might not be recoverable include a significant decline in our stock price and market capitalization, a significant decline in projections of future cash flows and significantly slower growth rates in our industry. We are also required to test goodwill for impairment at least annually. We would write down project assets, which are capitalized on the balance sheet for certain solar power projects, should we determine that the project is not commercially viable.

Unanticipated changes in our tax provisions, the adoption of a new U.S. tax legislation, or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in the United States and the foreign jurisdictions in which we operate. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding, and other items in inter-company transactions. We are subject to potential tax examinations in these various jurisdictions. Tax authorities may disagree with our inter-company charges, cross-jurisdictional transfer pricing or other tax positions and assess additional taxes. We regularly assess the likely outcomes of these examinations in order to determine the appropriateness of our tax provision in accordance with ASC 740, Income Taxes. However, there can be no assurance that we will accurately predict the outcomes of these potential examinations, and the amounts ultimately paid upon resolution of examinations could be materially different from the amounts previously included in our income tax expense and therefore, could have a material impact on our tax provision, net income, and cash flows. In addition, our future effective tax rate could be adversely affected by changes to our operating structure, loss of our Malaysian tax holiday, changes in the mix of earnings in countries with tax holidays or differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process. In addition, recently announced proposals for new U.S. tax legislation could have a material effect on the results of our operations; if enacted.

Our credit agreements contain covenant restrictions that may limit our ability to operate our business.

We may be unable to respond to changes in business and economic conditions, engage in transactions that might otherwise be beneficial to us, and obtain additional financing, if needed, because our revolving credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, and our Malaysian facility agreement contain, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to, among other things:

•	incur additional debt, assume obligations in connection with letters of credit, or issue guarantees;

•	create liens;

•	enter into certain transactions with our affiliates;

•	sell certain assets; and

•	declare or pay dividends, make other distributions to stockholders, or make other restricted payments.

Under our revolving credit agreement and our Malaysian facility agreement, we are also subject to certain financial condition covenants. Our ability to comply with covenants under our credit agreements is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. In addition, our failure to comply with these covenants could result in a default under these agreements and any of our other future debt agreements, which if not cured or waived, could permit the holders thereof to accelerate such debt. If any of our debt is accelerated, we may in the future not have sufficient funds available to repay such debt, which could materially and negatively affect our financial condition and results of operations.

Item 1B:  Unresolved Staff Comments

None.

Item 2:  Properties

As of February 24, 2011, our principal properties consisted of the following:

Nature	Primary Segment(s) Using Property	Location	Held	Major Encumbrances
Manufacturing Plant	Components	Perrysburg, Ohio, United States	Own	State of Ohio Loan (1)
Manufacturing Plant	Components	Frankfurt/Oder, Germany	Own	None
Manufacturing Plants	Components	Kulim, Kedah, Malaysia	Lease Land/Own Buildings	n/a
Corporate Headquarters	Components & Systems	Tempe, Arizona, United States	Lease	n/a
Administrative Office	Components & Systems	Bridgewater, New Jersey, United States	Lease	n/a
Administrative Office	Components & Systems	New York, New York, United States	Lease	n/a
Administrative Office	Systems	Oakland, California, United States	Lease	n/a
Administrative Office	Systems	San Francisco, California, United States	Lease	n/a
Administrative Office	Components	Santa Clara, California, United States	Lease	n/a
Administrative Office	Components & Systems	Mainz, Germany	Lease	n/a

(1)	See Note 14. "Debt," to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

In addition, we lease office space in several other U.S. and international locations.

As of February 24, 2011, we operated 28 production lines with an annual global manufacturing capacity of approximately 1.8 GW (based on the average per line run rate for the fourth quarter of 2010 at our existing plants) at our manufacturing plants in Perrysburg, Ohio, Frankfurt/Oder, Germany, and Kulim, Malaysia. All of our manufacturing plants are at full productive capacity and operate 24 hours a day, seven days a week. We expect to increase our manufacturing capacity to 46 production lines (including our previously announced four-line plants in Vietnam and the United States) by the end of 2012, with an annual global manufacturing capacity of approximately 2.9 GW (based on the average per line run rate for the fourth quarter of 2010 at our existing plants). We have put the construction of our Blanquefort, France manufacturing plant on hold until we have greater clarity about the future of the French market.

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

Item 4:  [Removed and Reserved]

None.

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “FSLR” since November 17, 2006. Prior to this time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices per share as reported on The NASDAQ Global Select Market for the periods indicated.

	High	Low
Fiscal Year 2010
First Quarter	$142.46	$98.71
Second Quarter	$152.53	$100.19
Third Quarter	$148.16	$112.06
Fourth Quarter	$153.30	$120.90
Fiscal Year 2009
First Quarter	$165.20	$100.90
Second Quarter	$207.51	$129.78
Third Quarter	$176.05	$112.09
Fourth Quarter	$162.20	$115.09

The closing sales price of our common stock on The NASDAQ Global Select Market was $164.68 per share on February 24, 2011. As of February 24, 2011 there were 57 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee names.

Dividend Policy

We have never paid, and it is our present intention for the foreseeable future not to pay, dividends on our common stock. Our revolving credit facility imposes restrictions on our ability to declare or pay dividends. The declaration and payment of dividends is subject to the discretion of our board of directors and depends on various factors, including the continued applicability of the above-referenced restrictions under our revolving credit facility, our net income, financial condition, cash requirements, future prospects, and other factors deemed relevant by our board of directors.

Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2010, concerning securities authorized for issuance under all equity compensation plans of our company:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)(1)(3)	Weighted-Average Exercise Price of Outstanding Options and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)(4)
Equity compensation plans approved by our stockholders	2,185,565	$55.42	10,002,336
Equity compensation plans not approved by our stockholders	—	—	—
Total	2,185,565	$55.42	10,002,336

(1)	Includes 1,768,720 shares issuable upon vesting of RSUs granted under the 2006 and 2010 Omnibus Incentive Compensation Plans. The remaining balance consists of outstanding stock option grants.

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(3)	Includes our 2003 Unit Option Plan and our 2006 and 2010 Omnibus Incentive Compensation Plans.

(4)	Includes our 2003 Unit Option Plan and 2010 Omnibus Incentive Compensation Plan.

Stock Price Performance Graph

The following graph compares the cumulative 49-month total return on our common stock with the cumulative total returns of the S&P 500 Index, the Guggenheim Solar Index, and a peer group consisting of six comparable issuers: Q-Cells SE; SolarWorld

AG; SunPower Corporation; Suntech Power Holdings Company, Limited; Trina Solar Limited; and Yingli Green Energy Holding Company Limited. We believe that a peer group consisting of comparable issuers and the Guggenheim Solar Index is representative of the solar industry as a whole. In the stock price performance graph included below, an investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on November 17, 2006 (October 31, 2006 for index), and its relative performance is tracked through December 31, 2010. No cash dividends have been declared on shares of our common stock. This performance graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing. The stock price performance shown on the graph represents past performance and should not be considered an indication of future price performance.

	11/17/06	12/30/06	12/29/07	12/27/08	12/26/09	12/31/10
First Solar, Inc.	$100.00	$120.61	$1,075.34	$545.72	$540.82	$526.03
S&P 500 Index	$100.00	$103.33	$109.01	$68.68	$86.85	$99.93
Peer Group	$100.00	$116.03	$323.17	$58.60	$75.21	$39.79
Guggenheim Solar Index	$100.00	$100.00	$100.00	$100.00	$131.75	$94.34

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

As previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2009, on April 3, 2009, we completed the acquisition of the solar power project development business (the Project Business) of OptiSolar Inc., a Delaware corporation (OptiSolar). Pursuant to an Agreement and Plan of Merger (the Merger Agreement) dated as of March 2, 2009 by and among First Solar, First Solar Acquisition Corp., a Delaware corporation (Merger Sub), OptiSolar, and OptiSolar Holdings LLC, a Delaware limited liability company (OptiSolar Holdings), Merger Sub merged with and into OptiSolar, with OptiSolar surviving as a wholly-owned subsidiary of First Solar (the Merger). Pursuant to the Merger, all of the outstanding shares of common stock of OptiSolar held by OptiSolar Holdings were exchanged for 2,972,420 shares of First Solar common stock, par value $0.001 per share (the Merger Shares), including (i) 732,789 shares that have been issued and deposited with an escrow agent to support certain indemnification obligations of OptiSolar Holdings, and (ii) 355,096 shares that were issuable upon satisfaction of conditions relating to the satisfaction of certain then existing liabilities of OptiSolar (the Holdback Shares). The Merger Shares and certain Holdback Shares were issued, and any remaining Holdback Shares will be issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. First Solar has prepared and filed with the Securities and Exchange Commission a registration statement under the Securities Act covering the resale of 2,801,435 of the Merger Shares.

During 2010, 12,847 Holdback Shares were issued to OptiSolar Holdings. As of December 31, 2010, 346,779 Holdback Shares had been issued to OptiSolar Holdings, and a total of 2,964,103 Merger Shares had been issued. The period during which claims for indemnification from the escrow fund may be initiated commenced on April 3, 2009, and will end on April 3, 2011.

Purchases of Equity Securities by the Issuer and Affiliate Purchases

None.

Item 6:  Selected Financial Data

The following table sets forth our selected consolidated financial data for the periods and at the dates indicated.

The selected consolidated financial information for the fiscal years ended December 31, 2010, December 26, 2009, and December 27, 2008 has been derived from the audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated financial data for the fiscal years ended December 29, 2007 and December 30, 2006 have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The information presented below should be read in conjunction with Item 7: "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes thereto.

	Years Ended
	Dec 31, 2010	Dec 26, 2009	Dec 27, 2008	Dec 29, 2007	Dec 30, 2006
	(In thousands, except per share amounts)
Statement of Operations:
Net sales	$2,563,515	$2,066,200	$1,246,301	$503,976	$134,974
Cost of sales	1,378,669	1,021,618	567,908	252,573	80,730
Gross profit	1,184,846	1,044,582	678,393	251,403	54,244
Research and development	94,797	78,161	33,517	15,107	6,361
Selling, general and administrative	321,704	272,898	174,039	82,248	33,348
Production start-up	19,442	13,908	32,498	16,867	11,725
Operating income	748,903	679,615	438,339	137,181	2,810
Foreign currency (loss) gain	(3,468)	5,207	5,722	1,881	5,544
Interest income	14,375	9,735	21,158	20,413	2,648
Interest expense, net	(6)	(5,258)	(509)	(2,294)	(1,023)
Other income (expense), net	2,273	(2,985)	(934)	(1,219)	(799)
Income tax expense (benefit)	97,876	46,176	115,446	(2,392)	5,206
Net income	$664,201	$640,138	$348,330	$158,354	$3,974
Net income per share data:
Basic net income per share:
Net income per share	$7.82	$7.67	$4.34	$2.12	$0.07
Weighted average shares	84,891	83,500	80,178	74,701	56,310
Diluted net income per share:
Net income per share	$7.68	$7.53	$4.24	$2.03	$0.07
Weighted average shares	86,491	85,044	82,124	77,971	58,255
Cash dividends declared per common share	$—	$—	$—	$—	$—

	Years Ended
	Dec 31, 2010	Dec 26, 2009	Dec 27, 2008	Dec 29, 2007	Dec 30, 2006
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$705,492	$675,193	$463,067	$205,951	$(576)
Net cash used in investing activities	(742,085)	(701,690)	(308,441)	(547,250)	(159,994)
Net cash provided by (used in) financing activities	150,451	(22,021)	177,549	430,421	451,550

	Years Ended
	Dec 31, 2010	Dec 26, 2009	Dec 27, 2008	Dec 29, 2007	Dec 30, 2006
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$765,689	$664,499	$716,218	$404,264	$308,092
Marketable securities, current and noncurrent	348,160	449,844	105,601	265,399	323
Accounts receivable, net	305,537	226,826	61,703	18,165	27,123
Inventories, current and noncurrent	243,170	174,516	121,554	40,204	16,510
Property, plant and equipment, net	1,430,789	988,782	842,622	430,104	178,868
Project assets, current and noncurrent	320,140	132,496	—	—	—
Deferred tax assets, current and noncurrent	259,624	152,194	71,247	55,701	—
Total assets	4,380,403	3,349,512	2,114,502	1,371,312	578,510
Long-term debt	237,391	174,958	198,470	108,165	80,697
Accrued solar module collection and recycling liability	132,951	92,799	35,238	13,079	3,724
Total liabilities	925,458	696,725	601,460	274,045	116,844
Total stockholders’ equity	3,454,945	2,652,787	1,513,042	1,097,267	411,440

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions as described under the “Note Regarding Forward-Looking Statements,” that appears earlier in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under Item 1A: "Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Overview

We manufacture and sell solar modules with an advanced thin-film semiconductor technology, and we design, construct, and sell photovoltaic (PV) solar power systems.

In furtherance of our goal of delivering the lowest cost of solar electricity and achieving price parity with conventional fossil-fuel based peak electricity generation, we are continually focused on reducing PV solar system costs in four primary areas: module manufacturing, balance-of-system (BoS) costs (consisting of the costs of the components of a solar power system other than the solar modules, such as inverters, mounting hardware, grid interconnection equipment, wiring and other devices, and installation labor costs), project development costs, and the cost of capital. First, with respect to our module manufacturing costs, our advanced technology has allowed us to reduce our average module manufacturing costs to the lowest in the world, based on publicly available information. In 2010, our total average manufacturing costs were $0.77 per watt, which we believe is significantly less than those of traditional crystalline silicon solar module manufacturers. By continuing to improve conversion efficiency and production line throughput, lower material costs, and drive volume scale to further decrease overhead costs, we believe that we can further reduce our manufacturing costs per watt and maintain our cost advantage over traditional crystalline silicon solar module manufacturers. Second, by continuing to improve conversion efficiency, leverage volume procurement around standardized hardware platforms, and accelerate installation time, we believe we can continue to make reductions in BoS costs, which represent over half of all of the costs associated with a typical utility-scale PV solar power system. Third, with respect to project development costs, we seek optimal site locations in an effort to minimize transmission and permitting costs, and to accelerate lead time to electricity generation. Finally, we believe that continuing to strengthen our financial position, including our balance sheet and credit profile, together with our increasing solar power system operating experience, will enable us to continue to lower the cost of capital associated with our solar power systems, thereby further enhancing the economic viability of our projects and lowering the cost of electricity generated by solar power systems that incorporate our modules and technology.

We believe that combining our reliable, low cost module manufacturing capability with our systems business enables us to more rapidly reduce the price of solar electricity, accelerate the adoption of our technology in large scale systems, identify and break constraints to the successful migration to sustainable solar markets, and further our mission to create enduring value by enabling a world powered by clean, affordable solar electricity.

We operate our business in two segments. Our components segment designs, manufactures, and sells solar modules to solar project developers and system integrators. Through our systems segment, we have the capability to provide a complete PV solar power system, using our solar modules, for utility-scale or large commercial systems. Providing a complete PV solar power system includes project development, engineering, procurement, and construction (EPC), operating and maintenance (O&M) services, when applicable, and project finance, when required. We view the sale of solar modules from the components segment as the core driver of our profitability, return on net assets, and cash throughput. We view our systems segment as an enabler to drive module throughput for our components business with the objective of achieving break-even results before income taxes for our systems segment. See also Note 23. "Segment and Geographical Information," to our consolidated financial statements included in this Annual Report on Form 10-K.

Historically, our fiscal quarters ended on the Saturday closest to the end of the applicable calendar quarter. In July 2010, our board of directors approved a change in our fiscal year from a 52 or 53 week fiscal year to a calendar year. This change to the calendar year cycle became effective as of the end of the 2010 fiscal year. As a result, our 2010 fiscal year, which began on December 27, 2009, ended on December 31, 2010 instead of December 25, 2010. In addition, effective January 1, 2011, our fiscal quarters will also coincide with calendar quarters. All references to fiscal year 2010 relate to the 53 weeks ended December 31, 2010; all references to fiscal year 2009 relate to the 52 weeks ended December 26, 2009; and all references to fiscal year 2008 relate to the 52 weeks ended December 27, 2008.

Manufacturing Capacity

As of December 31, 2010, we operated 24 production lines with an annual global manufacturing capacity of approximately 1.5 GW (based on the average per line run rate for the fourth quarter of 2010 at our existing plants) at our manufacturing plants in Perrysburg, Ohio, Frankfurt/Oder, Germany, and Kulim, Malaysia. We expect to increase our manufacturing capacity to 46 production lines (including our previously announced 4-line plants in Vietnam and the United States) by the end of 2012, with an annual global manufacturing capacity of approximately 2.9 GW (based on the average per line run rate for the fourth quarter of 2010 at our existing plants).

Market Overview

In addressing a growing global demand for PV solar electricity, we target markets with varying approaches depending on the underlying economics, market requirements, and distribution channels. In subsidized FiT markets, such as Germany, we have historically sold most of our solar modules to solar project developers, system integrators, and independent power producers. In other markets, such as the United States, the demand for solar has been primarily driven by state level renewable portfolio standards requiring regulated utilities to supply a portion of their total electricity from renewable energy sources such as solar power. To meet the needs of these markets and enable BoS cost reductions, we have developed a fully integrated systems business that can provide a low-cost turn-key utility-scale PV system solution for system owners and low cost electricity to utility end-users. Our fully integrated systems business has enabled us to increase module throughput, drive cost reduction across the value chain, identify and break constraints to sustainable markets, and to deliver the most compelling solutions to our customers and end-users. With our fully integrated systems business, we believe we are in a position to expand our business in transition markets and eventually economically sustainable markets (in which subsidies or incentives are minimal), which are expected to develop in areas with abundant solar resources and sizable electricity demand. We are committed to continually lowering the cost of solar electricity, and in the long term, we plan to compete on an economic basis with conventional fossil fuel based peaking power generation.

Net sales for the year ended December 31, 2010 were primarily driven by revenue recognition on several utility scale solar power projects in North America and strong European installations, primarily in Germany, France, and Italy. Net sales from German customers resulted from a combination of demand in advance of further German FiT reductions (taking effect on July 1, 2010, October 1, 2010, and at the beginning of 2011), customer participation in our rebate program, and improving project finance and overall corporate finance conditions.

In light of strong 2010 solar growth, the major European governments are currently seeking to balance subsidy costs with their commitment to the EU directive's goal of a 20% share of energy from renewable sources in the EU by 2020.  Governments in Germany, France, and Italy are in the process of evaluating additional changes to their FiT structures. The German government is expected to adopt a partial acceleration of the January 2012 FiT digression to mid-2011. In Germany, which accounted for approximately 46% of our 2010 net sales, a mid-year FiT decrease (as was effected in 2010), if enacted, could contribute to a short-term pull-in of demand, but carries the potential for tighter economics in the second half of 2011 as the solar industry adjusts to lower FiT levels, which may negatively affect long-term demand and price levels for PV products in Germany.  See Item 1: “Business - Support Programs” for a summary of recent developments in the major government subsidy programs in our core and target markets.  In light of continually evolving FiT structures in our core European markets, it is uncertain whether there will be sufficient market demand to absorb industry-wide module supply without significant inventory build-up or price reductions.  We plan to mitigate this uncertainty in part by continuing to use our North American utility-scale systems pipeline as a buffer against demand fluctuations in Europe and elsewhere.

 During 2010, we continued to expand into certain key transition markets, such as the United States, within which affordable solar electricity solutions could be developed and which could ultimately evolve into economically sustainable markets. In January 2010, we completed the acquisition of certain assets from Edison Mission Group's solar project development pipeline consisting of utility-scale solar projects located primarily on private land in California and the southwestern United States. In July 2010, we completed the acquisition of NextLight Renewable Power, LLC, another leading developer of utility-scale solar projects in the southwestern United States. This transaction expanded our pipeline of solar power projects in the southwestern United States and supports our expansion in the U.S. utility-scale market. For instance, in the fourth quarter of 2010, we entered into an agreement to sell to NRG Energy, Inc. the 290 MW AC Agua Caliente solar project, which was part of the Next Light pipeline of projects. Upon its completion, Agua Caliente is expected to be the largest operational PV solar plant in the world.

In the PV module segment, we continue to face intense competition from manufacturers of crystalline silicon solar modules and other types of solar modules and PV systems. Solar module manufacturers compete with one another in several product performance attributes, including reliability and module cost per watt, and, with respect to solar power systems, return on equity (ROE) and levelized cost of electricity (LCOE), meaning the net present value of total life cycle costs of the solar power project divided by the quantity of energy which is expected to be produced over the system's life. The ability to expand manufacturing capacity quickly is another source of differentiation among solar module manufacturers, and certain of our competitors may have a faster response time to capacity expansion than we do and/or an ability to expand capacity in finer increments than we can. We are the lowest cost PV module manufacturer in the solar industry, based on publicly available information, as evidenced by the further reduction in our average manufacturing cost per watt from $0.87 during 2009 to $0.77 during 2010. This cost advantage is reflected in the price at which we sell our modules or fully integrated systems and enables our systems to compete favorably in respect of their ROE or LCOE. Our cost competitiveness is based in large part on our proprietary technology (which enables conversion efficiency improvements and enables us to produce a module in less than 2.5 hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), our scale, and our operational excellence. In addition, our modules use approximately 1-2% of the amount of semiconductor material that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules. The timing and rate of change in the cost of silicon feedstock could lead to changes in solar module pricing levels. Although we are not a crystalline silicon module manufacturer, we estimate, based on industry research and public disclosures of our competitors, that a $10 per Kg increase or decrease in the price of polysilicon could increase or decrease, respectively, our competitors' manufacturing cost per watt by approximately $0.06 to $0.07 over time. Given the lower conversion efficiency of our modules compared to crystalline silicon modules, there may be higher BoS costs associated with systems using our modules. Thus, to compete effectively on the basis of LCOE, our modules may need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules. During 2010, we reduced our manufacturing cost per watt by 11% from our cost per watt in 2009 and continued to reduce BoS costs associated with systems using our modules.

While our modules currently enjoy competitive advantages in these product performance attributes, there can be no guarantee that these advantages will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in margin compression, a decline in the average selling prices of our solar modules, erosion in our market share for modules, a decrease in the rate of revenue growth, and/or a decline in overall revenues. We have taken, and continue to take, several actions to mitigate the potential impact resulting from competitive pressures, including adjusting our pricing policies as necessary in core market segments to drive module volumes, continuously making progress along our cost reduction roadmap, and focusing our research and development on increasing the conversion efficiency of our solar modules.

As we expand our systems business into transition and sustainable markets, we can offer value beyond the PV module, reduce our exposure to module-only competition, and provide comprehensive utility-scale PV systems solutions that significantly reduce solar electricity costs. Thus, our systems business allows us to play a more active role than many of our competitors in managing the demand for and manufacturing throughput of our solar modules. Finally, we seek to form and develop strong partner relationships with our customers and continue to develop our range of offerings, including EPC capabilities and O&M services, in order to enhance the competitiveness of systems using our solar modules.

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

Net Sales

Components Business

Currently, the majority of our net sales are generated from the sale of solar modules. We price and sell our solar modules per watt of power. During 2010, we sold the majority of our solar modules to solar power system project developers, system integrators, and operators headquartered in Germany, Italy, France, Spain, and the United States, which either resell our solar modules to end-users or integrate them into power plants that they own, operate, or sell.

As of December 31, 2010, we had Supply Contracts for the sale of solar modules expiring at the end of 2012 with fourteen solar power system project developers and system integrators headquartered within the European Union. These contracts account for a significant portion of our planned production over the period from 2011 through 2012 and, therefore, will significantly affect our overall financial performance. We have the right to terminate certain Supply Contracts upon 12 months notice and the payment of a termination fee if we determine that certain material adverse changes have occurred. In addition, our customers are entitled to certain remedies in the event of missed deliveries of kilowatt volume. These delivery commitments are established through rolling four quarter forecasts that are agreed to with each of the customers within the parameters established in the Supply Contracts and define the specific quantities to be purchased on a quarterly basis and the schedules of the individual shipments to be made to the customers. In the case of a late delivery, certain of our customers are entitled to a maximum charge representing a percentage of the delinquent revenue. If we do not meet our annual minimum volume shipments, our customers also have the right to terminate these contracts on a prospective basis.

Our sales prices under the Supply Contracts are denominated in euro, exposing us to risks from currency exchange rate fluctuations. During the year ended December 31, 2010, 73% of our sales were denominated in euro and were subject to fluctuations in the exchange rate between the euro and U.S. dollar.

In the past we have amended pricing and other terms in our Supply Contracts on a prospective basis in order to remain competitive, and we may decide in the future to further amend these contracts in order to address the highly competitive environment for solar modules. During the year ended December 26, 2009, we amended our Supply Contracts with certain of our customers to implement a program which provided a price rebate to these customers for solar modules purchased from us. The intent of this program was to enable our customers to successfully compete in our core German market and to adjust, for eligible customers, the sales price (which was documented in framework agreements entered into several years ago) in light of market conditions. The rebate program is offered for a defined period, during which customers may apply and claim such rebate. The most recent rebate offering, for all solar modules sold through November 30, 2010, will terminate on February 28, 2011. Beginning March 1, 2011, we will offer customers a modified rebate program, including applicability to certain European geographic areas in addition to Germany.

The rebate amounts continue to be established so as to enable the sell-through of our products at competitive prices. The rebate program applies a specified rebate rate to solar modules sold for solar power projects in certain geographic areas. Customers need to meet certain requirements in order to be eligible for and benefit from this program. As of December 31, 2010 and December 26, 2009, we have experienced approximately 81% and 100% participation in this program by eligible customers, respectively. The lower customer participation at December 31, 2010 was primarily due to the expiration of the current rebate offering period in February 2011.

We account for these rebates as a reduction to the selling price of our solar modules and, therefore, as a reduction in revenue at the time of sale and recognize a contra-asset within accounts receivable trade, net. No rebates granted under this program can be claimed for cash; instead, rebates may only be applied to reduce outstanding accounts receivable balances. During 2010, we extended rebates to customers in the amount of €92.1 million ($123.4 million at the average exchange rate of $1.34/€1.00). At December 31, 2010, we had €19.6 million ($26.1 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00) of rebate claims accrued, which reduced our accounts receivable accordingly. During the year ended December 26, 2009, we extended rebates to customers in the amount of €87.1 million ($128.9 million at an average exchange rate of $1.48/€1.00). At December 26, 2009, we had €54.3 million ($72.2 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00) of rebate claims accrued, which reduced our accounts receivable accordingly.

We also enter into one-time module sales agreements with customers for specific projects.

Under our customer contracts, we transfer title and risk of loss to the customer and recognize revenue upon shipment. Our customers do not have extended payment terms or rights of return under these contracts.

During 2010, the principal customers of our components business were EDF EN Development, Juwi Solar GmbH, and Phoenix Solar AG. During 2010, each of these three customers individually accounted for between 10% and 20% of our components segment’s net sales. All of our other customers individually accounted for less than 10% of our net sales during 2010.

Systems Business

Through our fully integrated systems business, we provide a complete solar power system solution using our solar modules, which may include project development, EPC services, O&M services, when applicable, and project finance, when required. In July 2010, we completed the acquisition of NextLight Renewable Power, LLC, a leading developer of utility-scale solar projects in the southwestern United States. This transaction expanded our pipeline of solar power projects in the southwestern United States and supports our expansion in the U.S. utility-scale power market.

Net sales from our systems segment may include the following types of transactions:

Transaction	Description
Engineer and Procure (EP) Contract	Design for a customer of a solar electricity generation system that uses our solar modules; includes the procurement of all BoS components from third party suppliers.

Engineer, Procure, and Construct (EPC) Contract	Design and construction for a customer of a turn-key solar electricity generation system that uses our solar modules; includes the procurement of all BoS components from third party suppliers.

Sale of Project Assets
Sale of project assets to a customer at various stages of development. This generally includes a single project consisting of costs incurred for permits, land or land rights, and/or power off-take agreements.

Operating and Maintenance (O&M) Agreement	Typically a fixed-price long-term services agreement.

Net sales from our systems segment are impacted by numerous factors, including the magnitude and effectiveness of renewable portfolio standards, economic incentives (such as European FiTs, the U.S. federal investment tax credit, grants in lieu of tax credits under Section 1603 of the American Recovery and Reinvestment Act of 2009, U.S. Department of Energy loan guarantees, or accelerated depreciation), and other PV system demand drivers.
Net sales from our systems business during 2010 resulted primarily from revenue recognition for utility scale solar power projects in North America and Europe. During 2009, net sales from our systems business resulted primarily from the sale of two utility-scale solar power systems in the fourth fiscal quarter to utilities in the United States and Canada.

The following table summarizes our projects sold and constructed in 2010:

Projects Sold and Constructed in 2010

Project/Location	Project Size in MW AC	Power Purchase Agreement (PPA)	Third Party Owner
Sarnia, Ontario, Canada - Phase 2	60	OPA (2),(3)	Enbridge
Copper Mountain, Nevada	48	PG&E (1),(4)	Sempra
Cimarron, New Mexico	30	Tri-State (4)	Southern
Total	138

Key:
(1)    EPC contract/partner developed project
(2)    OPA = Ontario Power Authority RESOP program

(3)    Completed in Q3 2010
(4)    Completed in Q4 2010

For a given solar power project, we recognize revenue for our systems business either after execution of an EPC agreement with a third party, specifying the terms and conditions of the construction of the solar power plant; by applying the provisions for real estate accounting; by applying the percentage-of-completion method of accounting; or upon the sale of the complete system solution. We apply any particular one of these methods as appropriate based on the specific facts and circumstances related to each project and its sale.

The following tables summarize, as of February 24, 2011, our 2.4 GW AC North American utility systems advanced project pipeline:

Projects Under Construction or Planned to Commence Construction in 2011 (Includes Both Sold Projects and EPC Contract/Partner Developed Contracts)

Project/Location	Project Size in MW AC	Power Purchase Agreement (PPA)	Third Party Owner
Agua Caliente, Arizona	290	PG&E	NRG
St. Clair, Ontario, Canada	40	OPA (2)	NextEra
PNM, New Mexico	22	UOG (3)	PNM
Santa Teresa, New Mexico	20	El Paso (1)	NRG
Walpole, Ontario, Canada	20	OPA (2)	GE/Plutonic
Belmont, Ontario, Canada	20	OPA (2)	GE/Plutonic
Paloma, Gila Bend, Arizona	17	UOG (3)	APS
Amherstburg 2, Ontario, Canada	15	OPA (2)	Enbridge
Amherstburg 1, Ontario, Canada	10	OPA (2)	GE/Plutonic
Tilbury, Ontario, Canada	5	OPA (2)	Enbridge
Total	459

Projects Permitted - Not Sold

Project/Location	Project Size in MW AC	Power Purchase Agreement (PPA)
AV Solar Ranch One, California	230	PG&E
Silver State North, Nevada	50	NV Energy
Total	280

Projects in Development/PPA

Project/Location	Project Size in MW AC	Power Purchase Agreement (PPA)
Topaz, California	550	PG&E
Sunlight, California	300	PG&E
Sunlight, California	250	SCE
Stateline, California	300	SCE
Silver State South, Nevada	250	SCE
Total	1,650

Key:
(1)    EPC contract/partner developed project
(2)    OPA = Ontario Power Authority RESOP program
(3)    UOG = Utility Owned Generation

Cost of Sales

Components Business

Our cost of sales includes the cost of raw materials and components for manufacturing solar modules, such as tempered back glass, transparent conductive oxide coated front glass, cadmium telluride, laminate, connector assemblies, laminate edge seal, and other items. Our cost of sales also includes direct labor for the manufacturing of solar modules and manufacturing overhead such as engineering, equipment maintenance, environmental health and safety, quality and production control, and procurement costs. Cost of sales also includes depreciation of manufacturing plant and equipment and facility-related expenses. In addition, we accrue warranty and solar module collection and recycling costs to our cost of sales.

We implemented a program in 2005 to collect and recycle our solar modules after their use. Under our solar module collection and recycling program, we enter into an agreement with the end-users of the solar power systems that use our solar modules. In the agreement, we commit, at our expense, to collect the solar modules from the installation site at the end of their useful life and transport them to a processing center where the solar module materials and components will be either refurbished and resold as used solar modules, or recycled to recover some of the raw materials. In return, the owner agrees not to dispose of the solar modules except through our module collection and recycling program or any other program that we might approve of. The owner is also responsible for disassembling the solar modules and packaging them in containers that we provide. At the time we sell a solar module, we record an expense in cost of sales equal to the fair value of the estimated future module collection and recycling obligation. We subsequently record accretion expense on this future obligation, which we classify within selling, general and administrative expense.

Overall, we expect our cost of sales per watt to continue to decrease over the next several years due to an increase in sellable watts per solar module, an increase in unit output per production line, continued geographic expansion into lower-cost manufacturing regions, and more efficient absorption of fixed costs driven by economies of scale.

Systems Business

Within our systems business, project-related costs include standard EPC costs (consisting primarily of BoS costs for inverters, electrical and mounting hardware, project management and engineering costs, and installation labor costs), site specific costs, and development costs (including transmission upgrade costs, interconnection fees, and permitting costs). As further described in Note 23. "Segment and Geographical Information," to our consolidated financial statements included in this Annual Report on Form 10-K, at the time when the revenue recognition criteria are met, we include the sale of our solar modules manufactured by our components business and used by our systems business as net sales of our components business. Therefore, the related cost of sales are also included within our components business at that time.

Deferred project costs represent (i) costs that we capitalize for arrangements that we account for as real estate transactions after we have entered into a definitive sales arrangement, but before we have met the criteria to recognize the sale as revenue, (ii) recoverable pre-contract costs that we capitalize for arrangements accounted for as Long Term Construction Contracts prior to entering into a definitive sales agreement or, (iii) costs that we capitalize for arrangements accounted for as Long Term Construction Contracts after we have signed a definitive sales agreement, but before the revenue recognition criteria have been met. Deferred project costs capitalized on our balance sheet at December 31, 2010 and December 26, 2009 were $14.4 million and $36.7 million, respectively.

Gross Profit

Gross profit is affected by numerous factors, including our module average selling prices, foreign exchange rates, the existence and effectiveness of subsidies and other economic incentives, market mix, our manufacturing costs, BoS costs, project development costs, the effective utilization of our production facilities, and the ramp of production on new plants due to a reduced ability to absorb fixed costs until full production volumes are reached. Gross profit is also subject to competitive pressures, and we have in the past and may in the future decide to amend our Supply Contracts, which specify our sales price per watt. Gross profit margin is also affected by the mix of net sales generated by our components and systems businesses. Our systems business generally operates at a lower gross profit margin due to the pass-through nature of certain BoS components procured from third parties. Gross profit for our systems business excludes the sales and cost of sales for solar modules, which we include in the gross profit of our components business.

Research and Development

Research and development expense consists primarily of salaries and personnel-related costs, the cost of products, materials, and outside services used in our process, and product research and development activities. We acquire equipment for general use in further process developments and record the depreciation of this equipment as research and development expense. We expect our research and development expense to increase in absolute terms in the future as we increase personnel and research and development activity. Over time, we expect research and development expense to decline as a percentage of net sales and on a cost per watt basis as a result of economies of scale. Currently, the majority of our research and development expenses are attributable to our components segment.

We maintain a number of programs and activities to improve our technology and processes in order to enhance the performance and reduce the costs of our solar modules and PV systems using our modules. We report our research and development expense net of grant funding. During the years ended December 31, 2010 and December 26, 2009, we did not receive any grant funding. We received $0.9 million of grant funding during the year ended December 27, 2008 that we applied towards our research and development programs.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expenses, and other selling expenses. We expect these expenses to increase in the near term, both in absolute dollars and as a percentage of net sales, in order to support the growth of our business as we expand our sales and marketing efforts, improve our information processes and systems, and implement the financial reporting, compliance, and other infrastructure required for an expanding public company. Over time, we expect selling, general and administrative expense to decline as a percentage of net sales and on a cost per watt basis as our net sales and our total watts produced increase.

Our systems business has certain of its own dedicated administrative key functions, such as accounting, legal, finance, project finance, human resources, procurement, and marketing. Costs for such functions are recorded and included within selling, general and administrative costs for our systems segment. Our corporate key functions consist primarily of company-wide corporate tax, corporate treasury, corporate accounting/finance, corporate legal, investor relations, corporate communications, and executive management functions. Currently our components business benefits the most from these functions and, therefore, we have allocated these costs to this segment as part of selling, general and administrative costs.

Production Start-Up

Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs, and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. We incurred production start-up expense of $32.5 million during the year ended December 27, 2008 in connection with the planning and preparation of our plants at the Malaysian manufacturing center. We incurred production start-up expense of $13.9 million during the year ended December 26, 2009 related to plant four of our Malaysian manufacturing center and our Ohio plant expansion. Production start-up expense for the year ended December 31, 2010 was $19.4 million and related to our eight-line Malaysian, four-line German, one-line Perrysburg, Ohio, and two-line Blanquefort, France manufacturing expansions, including legal, regulatory, and personnel costs. In general, we expect production start-up expense per production line to be higher when we build an entirely new manufacturing facility compared with the addition of new production lines at an existing manufacturing facility, primarily due to the additional infrastructure investment required when building an entirely new facility. Over time, we expect production start-up expense to decline as a percentage of net sales and on a cost per watt basis as a result of economies of scale. Production start-up expense is attributable to our components segment.

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

Interest Expense, Net

Interest expense, net of amounts capitalized, is incurred on various debt financings. We capitalize interest expense into our property, plant and equipment, project assets, and deferred project costs.

Income Tax Expense

Income taxes are imposed on our income by taxing authorities in the various jurisdictions in which we operate, principally the United States, Germany, and Malaysia. The statutory federal corporate income tax rate in the United States is 35.0%, while the tax rates in Germany and Malaysia are approximately 28.6% and 25.0%, respectively. In Malaysia, we have been granted a long-term tax holiday, scheduled to expire in 2027, pursuant to which substantially all of our income earned in Malaysia is exempt from income tax.

Critical Accounting Estimates

In preparing our financial statements in conformity with generally accepted accounting principles in the United States (GAAP), we make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent liabilities in our financial statements and the related notes thereto. Some of our accounting policies require the application of significant judgment by management in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information, as appropriate. Our significant accounting policies are described in Note 2. "Summary of Significant Accounting Policies," to our consolidated financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K.

Our critical accounting estimates, which require the most significant management estimates and judgment in determining amounts reported in our consolidated financial statements included in this Annual Report on Form 10-K, are as follows:

Accrued Solar Module Collection and Recycling Liability. At the time of sale, we recognize an expense for the estimated fair value of our future obligation for collecting and recycling the solar modules that we have sold when they have reached the end of their useful lives. We base our estimate of the fair value of our collection and recycling obligations on the present value of the expected future cost of collecting and recycling the solar modules, which includes the cost of packaging the solar modules for transport, the cost of freight from the solar module installation sites to a recycling center, the material, labor, and capital costs of the recycling process, and an estimated third-party profit margin and return on risk for collection and recycling services. We base this estimate on our experience collecting and recycling our solar modules and on our expectations about future developments in recycling technologies and processes, about economic conditions at the time the solar modules will be collected and recycled, and about the timing of when our solar modules will be returned for recycling. In the periods between the time of our sales and our settlement of the collection and recycling obligations, we accrete the carrying amount of the associated liability by applying the discount rate used for its initial measurement. At December 31, 2010, our estimate of the fair value of our liability for collecting and recycling solar modules was $133.0 million. A 10% decrease in our estimate of the future cost of collecting and recycling a solar module would reduce this estimated liability by $13.6 million, to $119.4 million; a 10% increase in our estimate of the future cost of collecting and recycling a solar module would increase this estimated liability by $13.6 million, to $146.6 million.

Product Warranties. We provide a limited warranty against defects in materials and workmanship under normal use and service conditions for five years following delivery to the owners of our solar modules. We also warrant to the owners of our solar modules that solar modules installed in accordance with agreed-upon specifications will produce at least 90% of their power output rating during the first 10 years following their installation and at least 80% of their power output rating during the following 15 years. In resolving claims under both the defects and power output warranties, we have the option of either repairing or replacing the covered solar module or, under the power output warranty, providing additional solar modules to remedy the power shortfall. Our warranties are automatically transferred from the original purchasers of our solar modules to subsequent purchasers. We accrue warranty costs when we recognize sales, using amounts estimated based on our historical experience with warranty claims, our monitoring of field installation sites, and in-house testing.

Accounting for Income Taxes. We are subject to the income tax laws of the United States, and its states and municipalities and those of the foreign jurisdictions in which we have significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. We must make judgments and interpretations about the application of these inherently complex tax laws when determining our provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. We regularly assess the likelihood of assessments in each of the taxing jurisdictions resulting from current and subsequent years' examinations, and we record tax liabilities as appropriate.
We establish liabilities for potential additional taxes that may arise out of tax audits in accordance with FASB Accounting Standards Codification Topic (ASC) 740, Income Taxes. Once established, we adjust the liabilities when additional information becomes available or when an event occurs requiring an adjustment. Significant judgment is required in making these estimates and the actual cost of a legal claim, tax assessment, or regulatory fine or penalty may ultimately be materially different from our recorded liabilities, if any.
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

We also consider the earnings of our foreign subsidiaries and determine whether such amounts are indefinitely reinvested outside the United States. We have concluded that, except for the decision to strategically repatriate approximately $300 million during 2010, all such accumulated earnings are currently indefinitely reinvested. Accordingly, no additional taxes have been accrued that might be incurred if such amounts were repatriated to the United States. If our intention to indefinitely reinvest the earnings of our foreign subsidiaries changes, additional taxes may be required to be accrued. See Note 19. "Income Taxes," to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Goodwill. Goodwill represents the excess of the purchase price of the acquired businesses over the estimated fair value assigned to the identifiable assets acquired and liabilities assumed. We do not amortize goodwill, but instead test goodwill for impairment at least annually in the fourth quarter and, if necessary, we would record any impairment in accordance with ASC 350, Intangibles - Goodwill and Other. We will perform an impairment review between scheduled annual tests if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value. In the process of our annual impairment review, we primarily use the income approach of valuation, which includes the discounted cash flow method, and the market approach of valuation, which considers values of comparable businesses, to estimate the fair value of our reporting units. Significant management judgment is required in the forecasts of future operating results and the discount rates that we used in the discounted cash flow method of valuation and in the selection of comparable businesses that we used in the market approach.

We reported $433.3 million of goodwill at December 31, 2010, which represents the excess of the purchase price over the fair value of the identifiable net tangible and intangible assets that we acquired from Turner Renewable Energy, LLC, OptiSolar Inc., and NextLight Renewable Power, LLC. ASC 350 requires us to test goodwill for impairment at least annually, or sooner, if facts or circumstances between scheduled annual tests indicate that it is more likely than not that the fair value of a reporting unit that has goodwill might be less than its carrying value. Currently our operating segments and reporting units are identical. We determine the fair value for our reporting units referring to the price that would be received to sell the unit as whole in an orderly transaction between market participants at the measurement date. For the assessment of goodwill related to our systems business, we believe that a typical market participant for the sale of our systems reporting unit would be a solar module manufacturer seeking to acquire a systems business with a large pipeline of utility-scale solar power plant projects, with the intent that these projects would provide a captive outlet for additional future solar module production. Therefore, we model the systems reporting unit's future performance for purposes of applying the income method of fair value measurement to include some of the profitability associated with the solar module element of the solar power plants that it builds and sells.

We performed our goodwill impairment test in the fourth fiscal quarter of the years ended December 31, 2010 and December 26, 2009 and determined that the fair value of each of our individual reporting units substantially exceeded its carrying value. Therefore, we concluded that our goodwill was not impaired.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for the years ended December 31, 2010, December 26, 2009, and December 27, 2008:

	Years Ended
	December 31, 2010	December 26, 2009	December 27, 2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	53.8%	49.4%	45.6%
Gross profit	46.2%	50.6%	54.4%
Research and development	3.7%	3.8%	2.7%
Selling, general and administrative	12.5%	13.2%	14.0%
Production start-up	0.8%	0.7%	2.6%
Operating income	29.2%	32.9%	35.1%
Foreign currency (loss) gain	(0.1)%	0.3%	0.5%
Interest income	0.6%	0.5%	1.7%
Interest expense, net	—%	(0.3)%	—%
Other income (expense), net	0.1%	(0.1)%	(0.1)%
Income tax expense	3.8%	2.2%	9.3%
Net income	26.0%	31.1%	27.9%

Fiscal Years Ended December 31, 2010 and December 26, 2009

Net Sales

	Years Ended		Year Over
(Dollars in thousands)	2010	2009	Year Change
Net sales	$2,563,515	$2,066,200	$497,315	24%

The increase in net sales was primarily driven by strong demand from German customers in advance of further FiT reductions, an increase in revenue from our systems business, and an increase in production volume, resulting in a 28% increase in megawatts sold during 2010 compared with 2009. These increases were partially offset by a decrease in our module average selling price. The increase in megawatts sold was attributable to the full production ramp of our four-plant Malaysian manufacturing center in 2009, full production ramp of our Perrysburg, Ohio expansion in 2010, continued improvements to our manufacturing process and line throughput, and growth in our systems business. In addition, we increased the average conversion efficiency of our modules by approximately 3% during 2010 compared with 2009. Our module average selling price, excluding the impact of systems segment break-even reporting, decreased by approximately 10% during 2010 compared with 2009. The decline in our module average selling price was attributable to the following: a 5% decrease due to market price declines driven by FiT reductions in Europe, a 5% decrease due to annual contractual agreements, and a 2% decrease due to the weakening of the euro against the U.S. dollar exchange rate, partially offset by a 2% increase due to a shift in customer mix. Revenue recognized by our systems business during 2010 was $378.4 million and resulted primarily from the sale of utility-scale solar power systems in Europe and North America and from percentage-of-completion revenue recognition for utility-scale solar power systems in North America. During 2010 and 2009, 46% and 65%, respectively, of our net sales resulted from solar module sales to customers headquartered in Germany.

Cost of Sales

	Years Ended		Year Over
(Dollars in thousands)	2010	2009	Year Change
Cost of sales	$1,378,669	$1,021,618	$357,051	35%
% of net sales	53.8%	49.4%

The increase in cost of sales was due to higher sales volumes, including an increase in the completion and sale of utility-scale solar power projects by our systems business, the full production ramp of our first four plants at our Malaysian manufacturing center in 2009, and the full production ramp of our Perrysburg, Ohio expansion in 2010. The increased production and sales volumes in our components business and increased volume sold through our systems business had the following effects: a $225.4 million increase in direct material expense, a $79.2 million increase in manufacturing overhead costs, an $18.0 million increase in sales freight, a $18.2 million increase in warranty expense, and a $16.3 million net increase in other costs.

The $79.2 million increase in manufacturing overhead costs for 2010 was due to a $32.9 million increase in salaries and personnel-related expenses (including a $10.8 million increase in share-based compensation expense), a $17.0 million increase in depreciation and equipment expenses, a $2.0 million increase in facility related expenses, and a $27.3 million increase in incremental systems costs. Each of these manufacturing overhead cost increases primarily resulted from increased production capacity resulting from the full ramp of our Malaysian manufacturing center, expansion of our Perrysburg, Ohio plant, and ramp of our systems business.

The net increase in other costs for 2010 includes $23.7 million related to an increase in estimated expenses for certain module replacement efforts beyond normal warranty. During the period from June 2008 to June 2009, a manufacturing excursion occurred affecting less than 4% of the total product manufactured within the period. The excursion could result in possible premature power loss in the affected modules. The root cause was identified and subsequently mitigated in June 2009. On-going testing confirms that the corrective actions taken are effective. We have been working directly with impacted customers to replace the affected modules and these efforts are well underway and, in some cases, complete. Some of these efforts go beyond our normal warranty coverage. Accordingly, we accrued additional expenses of $30.8 million in 2010 and $37.9 million in total-to-date to cover the replacement of the anticipated affected module population in the field. Such amounts include $8.5 million in expenses accrued during the fourth fiscal quarter of 2010, reflecting updated best estimates of the total replacement costs, based on our field data and execution to date of the module replacement program.

Our average manufacturing cost per watt declined by $0.10 per watt, or 11%, from $0.87 in 2009 to $0.77 in 2010 and included $0.02 of non-cash stock based compensation.

Gross Profit

	Years Ended		Year Over
(Dollars in thousands)	2010	2009	Year Change
Gross profit	$1,184,846	$1,044,582	$140,264	13%
% of net sales	46.2%	50.6%

Gross profit as a percentage of net sales decreased by 4.4 percentage points in 2010 compared with 2009. This decrease was attributable to the following: a 4.0 percentage point reduction due to a decline in our module average selling prices, a 3.9 percentage point reduction due to segment mix between our components and systems businesses, a 1.1 percentage point reduction relating to the manufacturing excursion discussed above under "Cost of sales," and a 0.6 percentage point reduction due to the weakening of the euro against the U.S. dollar exchange rate, partially offset by a 5.2 percentage point margin improvement attributable to continued manufacturing scale and reductions in our manufacturing cost per watt. We expect that gross profit will be impacted in future periods by the volatility of the exchange rate between the U.S. dollar and the euro and product mix between our components and systems businesses.

Research and Development

	Years Ended		Year Over
(Dollars in thousands)	2010	2009	Year Change
Research and development	$94,797	$78,161	$16,636	21%
% of net sales	3.7%	3.8%

The increase in research and development expense was due to a $10.6 million increase in personnel-related expenses (including a $2.2 million increase in share-based compensation expense) resulting from increased headcount devoted to working on various projects to increase the efficiency of our modules at converting sunlight into electricity, and a $9.6 million increase in depreciation, testing, and qualification material costs, partially offset by a $3.6 million decrease in other expenses. During 2010, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the conversion efficiency of our modules by approximately 3% compared with 2009.

Selling, General and Administrative

	Years Ended		Year Over
(Dollars in thousands)	2010	2009	Year Change
Selling, general and administrative	$321,704	$272,898	$48,806	18%
% of net sales	12.5%	13.2%

The increase in selling, general and administrative expense was due to a $2.7 million increase in salaries and personnel-related expenses due to growth (after giving effect to a $2.5 million decrease in share-based compensation expense due to one-time charges associated with our executive management team in 2009), a $17.6 million increase in expenses related to our systems business, a $14.8 million increase in facility and depreciation expenses, a $6.3 million increase in professional fees and expenses associated with the implementation of a new ERP system, and a $7.4 million increase in other expenses. Selling, general and administrative expense also included $5.3 million of other operating expenses related to impairment charges of certain project assets.

Production Start-Up

	Years Ended		Year Over
(Dollars in thousands)	2010	2009	Year Change
Production start-up	$19,442	$13,908	$5,534	40%
% of net sales	0.8%	0.7%

During 2010, we incurred $19.4 million of production start-up expenses for our eight-line Malaysian, four-line German, one-line Perrysburg, Ohio, and two-line Blanquefort, France manufacturing expansions, including legal, regulatory, and personnel costs, compared with $13.9 million of production start-up expenses for our Malaysian and Perrysburg, Ohio manufacturing expansions during 2009. Production start-up expenses are composed of the cost of labor and material and depreciation expense to run and qualify the production lines, related facility expenses, management of our replication process, and legal and regulatory costs.

Foreign Currency (Loss) Gain

	Years Ended		Year Over
(Dollars in thousands)	2010	2009	Year Change
Foreign currency (loss) gain	$(3,468)	$5,207	$(8,675)	(167)%

Foreign exchange gain decreased during 2010 compared with 2009 due to a increase in our foreign currency denominated assets and liabilities and volatility of the U.S. dollar relative to other currencies, in particular the euro.

Interest Income

	Years Ended		Year Over
(Dollars in thousands)	2010	2009	Year Change
Interest income	$14,375	$9,735	$4,640	48%

Interest income increased during 2010 compared with 2009 primarily as a result of an increase in the average interest bearing cash and investment balances year over year and interest earned from notes receivable.

Interest Expense, Net

	Years Ended		Year Over
(Dollars in thousands)	2010	2009	Year Change
Interest expense, net	$(6)	$(5,258)	$5,252	(100)%

Interest expense, net of amounts capitalized, decreased during 2010 compared with 2009, primarily as a result of higher amounts of interest expense capitalized during 2010. In addition, interest expense, net for 2009 included a $2.4 million expense related to the termination of the interest rate swaps for our German debt facility. We fully repaid this facility on June 30, 2009.

Other Income (Expense), Net

	Years Ended		Year Over
(Dollars in thousands)	2010	2009	Year Change
Other income (expense), net	$2,273	$(2,985)	$5,258	(176)%

Other income during 2010 primarily resulted from a realized gain associated with the sale of our equity investment in a related party, partially offset by other expenses. Other expense during 2009 primarily resulted from nonrecurring expenses associated with our credit default swaps.

Income Tax Expense

	Years Ended		Year Over
(Dollars in thousands)	2010	2009	Year Change
Income tax expense	$97,876	$46,176	$51,700	112%
Effective tax rate	12.8%	6.7%

Income tax expense increased by $51.7 million during 2010 compared with 2009. Of this increase, $13.8 million related to a one-time non-cash tax charge in connection with our decision to repatriate approximately $300 million of earnings from certain of our foreign subsidiaries prior to January 1, 2011, when recently enacted U.S. international tax legislation became effective. In addition, $11.5 million related to a one-time tax benefit recorded in 2009 in connection with the pull-forward of the Malaysian tax holiday from 2008. Substantially all of the remainder of the increase related to a $75.8 million increase in pre-tax income and a greater percentage of profits earned in higher tax jurisdictions. See Note 19. "Income Taxes," to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Fiscal Years Ended December 26, 2009 and December 27, 2008

Net Sales

	Years Ended		Year Over
(Dollars in thousands)	2009	2008	Year Change
Net sales	$2,066,200	$1,246,301	$819,899	66%

The increase in our net sales was primarily driven by price elasticity that resulted in strong demand for our solar modules as prices declined, resulting in a 114% increase in the megawatt volume of solar modules sold during 2009 compared with 2008, and from an increase in business activity associated with our systems segment business, partially offset by a decrease in our module average selling price. Revenue recognized for our systems business during 2009 was $115.0 million and resulted primarily from the sale of two utility scale solar power systems to utilities in the United States and Canada. The increase in megawatt volume of solar modules sold was attributable to the full production ramp of all four plants at our Malaysian manufacturing center, continued improvements to our manufacturing process and the growth in our systems business. In addition, we increased the average conversion efficiency by approximately 3% during 2009 compared with 2008. Our average selling price decreased by approximately 25% during 2009 compared with 2008. Approximately 20% of the decline in our average selling price was primarily due to competitive pressure, including the commencement of a customer rebate program in the third quarter of 2009. Additionally, our average selling price was adversely impacted by approximately 4% due to a decrease in the foreign exchange rate between the U.S. dollar and the euro and by approximately 1% due to a shift in customer mix. During 2009 and 2008, 65% and 74%, respectively, of our net sales resulted from sales of solar modules to customers headquartered in Germany.

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

Gross profit as a percentage of net sales decreased by 3.8 percentage points in 2009 compared with 2008 due to a decline in our average selling prices by approximately 21 percentage points, partially offset by continued manufacturing cost per watt reduction of 19.4 percentage points. The decline in the exchange rate between the U.S. dollar and the euro adversely impacted our gross profit by 2.2 percentage points. We expect that gross profit will be impacted in future periods by the volatility of the exchange rate between the U.S. dollar and the euro and product mix between our components and systems businesses.

Research and Development

	Years Ended		Year Over
(Dollars in thousands)	2009	2008	Year Change
Research and development	$78,161	$33,517	$44,644	133%
% of net sales	3.8%	2.7%

The increase in our research and development expense was due to a $14.2 million increase in personnel related expense (including a $2.3 million increase in share-based compensation expense) resulting from increased headcount. In addition, testing and qualification material costs increased by $18.0 million, consulting and other expenses increased by $11.5 million and grants received (an offset to our research and development expenses) decreased by $0.9 million during 2009 compared with 2008. During fiscal 2009, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and we increased the conversion efficiency of our modules by approximately 3% in comparison to fiscal 2008.

Selling, General and Administrative

	Years Ended		Year Over
(Dollars in thousands)	2009	2008	Year Change
Selling, general and administrative	$272,898	$174,039	$98,859	57%
% of net sales	13.2%	14.0%

The increase in selling, general and administrative expense was due to a $66.0 million increase in salaries and personnel-related expenses (including a $23.0 million increase in share-based compensation expense, of which, $15.7 million were one-time charges associated with our executive management team). In addition, legal and professional service fees increased by $13.3 million; and other expenses increased by $19.6 million and included $6.9 million of one-time charges, of which $5.5 million of costs related to the acquisition, integration and operation of the solar power project development business of OptiSolar, which we acquired on April 3, 2009.

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

Income tax expense decreased primarily due to the effect of our tax holiday in Malaysia. During 2009, a significant amount of our pre-tax income was generated in Malaysia where we have a 16.5 year tax holiday. In addition, we recognized an $11.5 million tax benefit during 2009 related to the reversal of 2008 Malaysian tax due to the pull-forward of the tax holiday to 2008, which was granted in 2009. See Note 19. "Income Taxes," to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

Business Segment Review

	Years Ended		Year/Year	Years Ended		Year/Year
(Dollars in thousands)	2010	2009	% Change	2009	2008	% Change
Net sales
Components	$2,185,165	$1,965,437	11%	$1,965,437	$1,195,803	64%
Systems	378,350	100,763	275%	100,763	50,498	100%
Total	$2,563,515	$2,066,200	24%	$2,066,200	$1,246,301	66%

Income before income taxes (Segment profit)
Components	$762,077	$686,314	11%	$686,314	$463,776	48%
Systems	—	—		—	—
Total	$762,077	$686,314	11%	$686,314	$463,776	48%

Our Chief Operating Decision Maker, consisting of senior executive staff, views the sale of solar modules from the components segment as the core driver of our profitability, return on net assets, and cash throughput; and as a result, we view our systems segment as an enabler to drive module throughput. Therefore, we operate our systems segment with the objective to achieve break-even results before income taxes. We include the sale of our solar modules manufactured by the components segment and installed in projects sold by our systems segment in “net sales” of our components business. See Note 23. "Segment and Geographical Information," to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

Components Segment

	Years Ended		Year/Year	Years Ended		Year/Year
(Dollars in thousands)	2010	2009	% Change	2009	2008	% Change
Net sales	$2,185,165	$1,965,437	11%	$1,965,437	$1,195,803	64%
Cost of sales	$1,078,536	$928,039	16%	$928,039	$535,643	73%
Income before income taxes (Segment profit)	$762,077	$686,314	11%	$686,314	$463,776	48%

Components segment net sales increased by 11% during 2010 compared with 2009, primarily due to strong demand from German customers in advance of further FiT reductions, increased net sales attributable to modules installed in utility-scale solar power systems for which we have recognized revenue, an increase in production volume resulting from our manufacturing expansions in Kulim, Malaysia and Perrysburg, Ohio, and continued improvements to our manufacturing process and line throughput, partially offset by a decrease in our module average selling price. Our module average selling price, excluding the impact of systems segment break-even reporting, decreased by approximately 10% during 2010 compared with 2009. The decline in our module average selling price was attributable to the following: a 5% decrease due to market price declines driven by FiT reductions in Europe, a 5% decrease due to annual contractual agreements, and a 2% decrease due to the weakening of the euro against the U.S. dollar exchange rate, partially offset by a 2% increase due to a shift in customer mix. The effect of our segment reporting adjustments, to achieve break-even results before income taxes for our systems segment, decreased the module average selling price by an additional 3%.

Components segment net sales increased by 64% during 2009 compared with 2008, primarily driven by price elasticity that resulted in strong demand for our solar modules as prices declined, increased net sales attributable to modules installed in utility-scale solar power systems for which we have recognized revenue, an increase in production volume as a result of bringing additional manufacturing lines into full production, and continued improvements to our manufacturing process.

Components segment cost of sales increased by 16% during 2010 compared with 2009, and by 73% during 2009 compared with 2008, primarily due to higher production and sales volumes.

Components segment profit increased by 11% during 2010 compared with 2009, and by 48% during 2009 compared with 2008, in each case primarily due to an increase in the MW volume of solar modules sold, reductions in our manufacturing cost per watt, and by increased throughput, partially offset by a decline in our module average selling price and certain one-time expenses.

Systems Segment

	Years Ended		Year/Year	Years Ended		Year/Year
(Dollars in thousands)	2010	2009	% Change	2009	2008	% Change
Net sales	$378,350	$100,763	275%	$100,763	$50,498	100%
Cost of sales	$300,133	$93,579	221%	$93,579	$32,265	190%
Income before income taxes (Segment profit)	$—	$—		$—	$—

Systems segment net sales increased from $100.8 million during 2009 to $378.4 million during 2010, reflecting primarily the completion and sale of utility-scale solar power systems in Europe and North America and from percentage-of-completion revenue recognition for in-progress utility-scale solar power systems in North America.

Systems segment net sales increased from $50.5 million during 2008 to $100.8 million during 2009, reflecting primarily the sale of, or percentage-of-completion recognition for, various utility-scale solar power systems in North America and Europe.

Systems segment cost of sales increased from $93.6 million in 2009 to $300.1 million in 2010, and from $32.3 million in 2008 to $93.6 million in 2009, primarily due to the increase in construction activities for various utility-scale solar power projects in Europe and North America during these periods, as described above under Item 7: “Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Operations Overview - Cost of Sales - Systems Business."

Systems segment profit was zero for 2010, 2009, and 2008. As noted above, we operate our systems segment with the objective to achieve breakeven results before income taxes. See Note 23. "Segment and Geographical Information," to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems revenue recognized for the years ended December 31, 2010, December 26, 2009, and December 27, 2008. For the purposes of the following table, (a) "solar module revenue" is composed of total revenues from the sale of solar modules to third parties, and (b) "solar power systems revenue" is composed of total revenues from the sale of complete solar power systems and related services including the solar modules installed in the solar power systems.

(Dollars in thousands)	2010	2009	2008
Solar module revenue	$1,986,746	$1,903,765	$1,192,265
Solar power system revenue	576,769	162,435	54,036
Total net sales	$2,563,515	$2,066,200	$1,246,301

Liquidity and Capital Resources

As of December 31, 2010, we had $1,113.8 million in cash, cash equivalents, and marketable securities, compared with $1,114.3 million as of December 26, 2009.

The following developments have impacted or are expected to impact our liquidity:

•
On October 15, 2010, we amended our existing revolving credit facility. The amended and restated credit agreement increases the aggregate amount available under this facility from $300.0 million to $600.0 million. Subject to certain conditions, we have the right to request an increase in the aggregate commitments under this facility up to $750.0 million. In addition, the term for this facility has been extended from three to five years and will mature in 2015. See also Note 14. "Debt," to our consolidated financial statements included in this Annual Report on Form 10-K for further information about this facility.

•
On October 14, 2010, we announced plans to build two new four-line manufacturing plants, one in the United States and one in Vietnam. These plants are expected to be completed in 2012 and we expect to incur significant capital expenditures with the construction of these plants.

•	On July 12, 2010, we completed the acquisition of NextLight Renewable Power in an all cash transaction for $296.5 million, net of cash acquired.

We believe that our current cash, cash equivalents, marketable securities, cash flows from operating activities, revolving credit facility, and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage credit and market risk. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan.

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

The unprecedented disruption in the credit markets that began in 2008 has had a significant adverse impact on a number of financial institutions. As of December 31, 2010, our liquidity and investments have not been materially adversely impacted by the current credit environment and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.

Cash Flows

The following table summarizes the key cash flow metrics for the years ended December 31, 2010, December 26, 2009, and December 27, 2008 (in thousands):

	Years Ended
	2010	2009	2008
Net cash provided by operating activities	$705,492	$675,193	$463,067
Net cash used in investing activities	(742,085)	(701,690)	(308,441)
Net cash provided by (used in) financing activities	150,451	(22,021)	177,549
Effect of exchange rate changes on cash and cash equivalents	(12,668)	(3,201)	(20,221)
Net increase (decrease) in cash and cash equivalents	$101,190	$(51,719)	$311,954

Operating Activities

Cash provided by operating activities was $705.5 million during 2010, compared with $675.2 million during 2009. The increase in operating cash flows during 2010 was primarily due to an increase in cash received from customers and a decrease in income taxes paid, partially offset by an increase in payments to suppliers and associates. In addition, we recorded excess tax benefits related to share-based compensation arrangements, which decreased our operating cash flow (see "Financing activities" for further information).

Cash received from customers increased to $2,458.1 million during 2010 compared with $1,957.6 million during 2009, primarily due to an increase in net sales from $2,066.2 million during 2009 to $2,563.5 million during 2010. The increase in cash received from customers was offset by an increase in cash paid to suppliers and associates from $1,123.7 million during 2009 to $1,614.8 million during 2010, mainly due to an increase in raw material and component purchases, an increase in personnel-related costs due to higher headcount, and other costs supporting our growth. Excess tax benefits from share-based compensation arrangements increased to $69.4 million during 2010 compared with $4.9 million during 2009.

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

Cash received from customers increased to $1,957.6 million during 2009 compared with $1,203.8 million during 2008, primarily due to an increase in net sales, offset by an increase in accounts receivable of $122.2 million. The increase in accounts receivable was primarily due to the amendment of certain of our customers’ Supply Contracts to extend their payment terms from net 10 days to net 45 days primarily to increase liquidity in our sales channel and to reflect longer module shipment times from our manufacturing plants in Malaysia and due to additional volume shipped during 2009. Our net sales increased from $1,246.3 million during 2008 to $2,066.2 million during 2009.

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

Income taxes paid, net of refunds were $80.1 million during 2010, compared with $147.8 million during 2009 and $2.0 million during 2008, respectively.

Investing Activities

Cash used in investing activities was $742.1 million during 2010, compared with $701.7 million during 2009. Cash used in investing activities during 2010 included capital expenditures of $588.9 million, which increased by $309.0 million from $279.9 million during 2009. The increase in capital expenditures was primarily due to the construction of two new plants adjacent to our existing plants in Malaysia and the expansion of our plants in Perrysburg, Ohio and Frankfurt/Oder, Germany. Also, during 2010, we increased cash by reducing our investment in marketable securities by $94.8 million and used cash to fund $43.1 million for estimated future end-of-life collection and recycling costs of solar modules that we sold during fiscal 2009. Amounts that we set aside for future solar module collection and recycling costs are deposited in a custodial account, under the name of a trust, with a large bank as investment advisor. Amounts in this account are invested in long-term marketable securities, which we classify as "Restricted investments" on our balance sheet. During 2010, cash provided by investing activities included principal payments of $61.7 million received on our notes receivable. On July 12, 2010, we completed the acquisition of NextLight Renewable Power in an all cash transaction for $296.5 million, net of cash acquired.

Cash used in investing activities during 2009 resulted primarily from capital expenditures of $279.9 million, the net purchase of marketable securities of $342.5 million, the net investment in notes receivable of $74.2 million, and an increase in our restricted cash and investments of $4.2 million. Capital expenditures were primarily for the construction of new plants in Malaysia and the expansion of our plant in Perrysburg, Ohio.

Cash used in investing activities was $701.7 million during 2009 compared with $308.4 million during 2008. Cash used in investing activities during 2009 resulted primarily from the net purchase of marketable securities of $342.5 million, the net investment in notes receivable of $74.2 million to fund construction of various PV power generation facilities, capital expenditures of $279.9 million, and an increase of $4.2 million in restricted investments to fund our solar module collection and recycling program. Capital expenditures during 2009 related primarily to the expansion of our plant in Perrysburg, Ohio and completion of construction of our new plants in Malaysia. See Note 12. "Notes Receivable," to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding the above-referenced notes receivable.

On April 3, 2009, we completed the acquisition of the solar power project development business of OptiSolar Inc. The total consideration consisted of 2,972,420 shares of our common stock, of which 355,096 shares represented a contingent consideration. The total purchase price based on the closing price of our common stock on April 3, 2009 of $134.38 per share was $399.4 million. See Note 4. "Acquisitions," to our consolidated financial statements included in this Annual Report on Form 10-K.

We expect to spend up to $1.1 billion in capital expenditures during 2011, including expenditures related to the expansions of our existing manufacturing facilities in Malaysia and Germany, and the construction of new manufacturing facilities in Blanquefort, France, Vietnam, and the United States. We have put the construction of our Blanquefort, France manufacturing plant on hold until we have greater clarity about the future of the French market. A majority of our capital expenditures for 2011 will be incurred in foreign currencies and are therefore subject to fluctuations in currency exchange rates.

At the beginning of each fiscal year we pre-fund our estimated solar module collection and recycling costs for solar modules that we sold during the prior fiscal year through a custodial account with a large bank as investment advisor, in the name of a trust, for which First Solar, Inc., First Solar Malaysia Sdn. Bhd, and First Solar Manufacturing GmbH are grantors. For this purpose we assume a minimum service life of 25 years for our solar modules. Prior to June 2009, we pre-funded our estimated solar module collection and recycling costs through a financial services company. At December 31, 2010 and December 26, 2009, we had $86.0 million and $36.5 million, respectively, in the custodial account, which we classified in our restricted investments on our balance sheet. See Note 7. "Restricted Cash and Investments," to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Financing Activities

Cash provided by financing activities was $150.5 million during 2010 compared with cash used in financing activities of $22.0 million during 2009.

Cash provided by financing activities during 2010 resulted primarily from proceeds received from draw downs on our revolving credit facility of $100.0 million, excess tax benefits from share-based compensation arrangements of $69.4 million as described below, and by cash received from employee stock option exercises of $9.4 million, partially offset by the repayment of long-term debt of $27.9 million.

During the year ended December 31, 2010, we realized $69.4 million of excess tax benefits related to share-based compensation arrangements from the utilization of net operating loss carryforwards comprised of excess tax deductions primarily as a result of our decision to repatriate approximately $300 million of earnings from certain of our foreign subsidiaries.

Cash used in financing activities during 2009 resulted primarily from the repayment of long-term debt of $78.2 million, partially offset by draw downs on our Malaysian facility agreement, net of issuance costs, of $44.7 million related to the equipment export financing agreement for our Malaysian manufacturing center. Proceeds from the issuance of employee stock options during 2009 were $6.0 million. Excess tax benefits from share-based compensation arrangements during 2009 were $4.9 million.

Cash used in financing activities was $22.0 million during 2009 compared with cash provided by financing activities of $177.5 million during 2008. Cash used in financing activities during 2009 resulted primarily from the repayment of long-term debt of $78.2 million, which was partially offset by (i) proceeds of $44.7 million from the issuance of debt, net of issuance cost, related to the equipment export financing agreement for our Malaysian manufacturing center, (ii) proceeds from the issuance of common stock of $6.0 million during 2009 mainly due to the exercise of employee stock options, and (iii) excess tax benefits from share-based compensation arrangements of $4.9 million.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2010, which consists of legal commitments requiring us to make fixed or determinable cash payments, regardless of contractual requirements with the vendor to provide future goods or services. We purchase raw materials for inventory, services, and manufacturing equipment from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, we enter into agreements with suppliers that either allow us to procure goods and services when we choose or that establish purchase requirements.

		Payments Due by Year
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations (1)	$250,980	$131,749	$60,648	$52,314	$6,269
Capital lease obligations	2,043	266	691	562	524
Operating lease obligations	73,486	6,889	18,892	17,099	30,606
Purchase obligations (2)	1,720,453	428,701	332,011	353,208	606,533
Recycling obligations	132,951	—	—	—	132,951
Total	$2,179,913	$567,605	$412,242	$423,183	$776,883

(1)	Includes estimated cash interest to be paid over the remaining terms of the debt.

(2)
Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed minimum, or variable price provisions, and the approximate timing of transactions.

In addition to the amounts shown in the table above, we have recorded $67.9 million of unrecognized tax benefits as liabilities in accordance with ASC 740, Income Taxes, and we are uncertain as to if or when such amounts may be settled.

Debt and Credit Sources

Revolving Credit Facility

On September 4, 2009, we entered into a revolving credit facility with several financial institutions as lenders. JPMorgan Chase Securities LLC and Banc of America Securities LLC served as Joint-Lead Arrangers and Bookrunners, with JPMorgan Chase Bank, N.A. also acting as Administrative Agent. The credit agreement initially provided First Solar, Inc. and certain of its subsidiaries with a senior secured three-year revolving credit facility in an aggregate available amount of $300.0 million, a portion of which was available for letters of credit. Proceeds from the credit facility may be used for working capital and other general corporate purposes. In connection with the credit agreement, we also entered into a guarantee and collateral agreement and foreign security agreements.

On October 15, 2010, we amended the credit agreement governing this existing revolving credit facility. The amended and restated credit agreement increased the aggregate amount available under this facility from $300.0 million to $600.0 million, all of which is available for letters of credit. Subject to certain conditions, we have the right to request an increase in the aggregate commitments under this facility up to $750.0 million. In addition, the term for this facility has been extended from three to five years and will mature in 2015. See also Note 14. "Debt," to our consolidated financial statements included in this Annual Report on Form 10-K for further information about this revolving credit facility.

At December 31, 2010, we had $100.0 million in borrowings outstanding and $126.4 million in letters of credit issued under the revolving credit facility, leaving a total remaining availability of $373.6 million, all of which can be used for the issuance of letters of credit. As of December 31, 2010, based on the outstanding borrowings, the all-in effective three month LIBOR borrowing rate was 2.74%. See Note 14. "Debt," to our consolidated financial statements included in this Annual Report on Form 10-K.

Malaysian Facility Agreement

On May 6, 2008, in connection with the plant expansion at our Malaysian manufacturing center, First Solar Malaysia Sdn. Bhd. (FS Malaysia), our indirect wholly owned subsidiary, entered into an export financing facility agreement (Malaysian Facility Agreement) with a consortium of banks. The total available loan amount was €134.0 million ($178.2 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00). Pursuant to the Malaysian Facility Agreement, we began semi-annual repayments of the principal balances of these credit facilities during 2008. Amounts repaid under this credit facility cannot be re-borrowed. At December 31, 2010, we had $130.0 million of borrowings outstanding, with no additional borrowing capacity available under this credit facility. See Note 14. "Debt," to our consolidated financial statements included in this Annual Report on Form 10-K.

France Facility Agreement

On March 30, 2010, in connection with the construction of our planned manufacturing facility in Blanquefort, France, First Solar France Manufacturing SAS (FS France), our indirect wholly owned subsidiary, entered into a facility agreement with EDF Energies Nouvelles SA (EDF-EN) for the purpose of partially financing the construction of the manufacturing facility. The total available loan amount under this non-revolving credit facility is a maximum principal amount of €50.0 million ($66.5 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00). Pursuant to the terms and conditions set forth in the facility agreement, advances will be made available commencing on the start of construction of the French plant and ending June 15, 2012. Advances must be repaid in quarterly installments through the tenth anniversary of the first commercial shipments from the French plant, subject to accelerated mandatory prepayment in the event of a default under the facility or the termination of the related venture agreement or off-take agreement with EDF-EN and affiliated entities. Amounts repaid under this credit facility cannot be re-borrowed. The borrowings will bear interest at a rate of 4%. Any advances drawn under this facility will be unsecured. As of December 31, 2010, there have been no borrowings under this facility. See Note 14. "Debt," to our consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2010.

Recent Accounting Pronouncements

See Note 3. "Recent Accounting Pronouncements," to our consolidated financial statements included in this Annual Report on Form 10-K for a summary of recent accounting pronouncements.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our international operations accounted for 87%, 93%, and 95% of our net sales during the years ended December 31, 2010, December 26, 2009, and December 27, 2008, respectively, of which, 84%, 92%, and 100% of these international sales, respectively, were denominated in euros. As a result, we have exposure to foreign exchange risk with respect to almost all of our net sales. Fluctuations in exchange rates, particularly in the U.S. dollar to euro exchange rate, affect our gross and net profit margins and could result in foreign exchange and operating losses. In the past, most of our exposure to foreign exchange risk has related to currency gains and losses between the times we sign and settle our sales contracts. For example, our Supply Contracts obligate us to deliver solar modules at a fixed price in euros per watt and do not adjust for fluctuations in the U.S. dollar to euro exchange rate. For the years ended December 31, 2010, December 26, 2009, and December 27, 2008, a 10% change in the euro exchange rates would have impacted our net euro sales by $184.6 million, $177.7 million, and $118.3 million, respectively. For our manufacturing operations in Germany and Malaysia, and those under construction in Vietnam, and Blanquefort, France many of our operating expenses for the plants in these countries are or will be denominated in the local currency.

Our primary foreign currency exposures are cash flow exposure, transaction exposure, and earnings translation exposure.

Cash Flow Exposure: We expect many of the components of our business to have material future cash flows, including revenues and expenses, that will be denominated in currencies other than the component's functional currency. Our primary cash flow exposures are customer collections and vendor payments. Changes in the exchange rates between our components' functional currencies and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge the value of a portion of these forecasted cash flows. These foreign exchange contracts qualified for accounting as cash flow hedges in accordance with ASC 815, Derivatives and Hedging, and we designated them as such. We initially report the effective portion of the derivative's gain or loss in “Accumulated other comprehensive income (loss),” and subsequently reclassify amounts into earnings when the hedged transaction is settled.

Most of our German plant’s operating expenses are denominated in euros, creating natural hedges against the currency risk in our net sales. During 2010, we purchased foreign exchange forward contracts to hedge the exchange risk on forecasted cash flows denominated in euro. As of December 31, 2010, the unrealized loss on these contracts was $1.4 million and the total notional value of the contracts was €742.0 million ($986.9 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00). The weighted average forward exchange rate for these contracts was $1.33/€1.00 at December 31, 2010.

Transaction Exposure: Many components of our business have assets and liabilities (primarily receivables, investments, accounts payable, debt, solar module collection and recycling liabilities, and inter-company transactions) that are denominated in currencies other than the component's functional currency. Changes in the exchange rates between our components' functional currencies and the other currencies in which these assets and liabilities are denominated can create fluctuations in our reported consolidated financial position, results of operations, and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to hedge assets and liabilities against the short-term effects of currency exchange rate fluctuations. The gains and losses on the foreign exchange forward contracts will offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency assets and liabilities. As of December 31, 2010, the total unrealized gain on our foreign exchange forward contracts was $0.5 million. These contracts have maturities of less than three months.

As of December 31, 2010, the notional values of our foreign exchange forward contracts were as follows (notional amounts and U.S. dollar equivalents in millions):

				Balance sheet close rate on
Transaction	Currency	Notional Amount	U.S. Equivalent	December 31, 2010
Purchase	Euro	€270.5	$359.8	$1.33/€1.00
Sell	Euro	€241.5	$321.2	$1.33/€1.00
Purchase	Malaysian ringgit	MYR 185.6	$59.4	$0.32/MYR1.00
Sell	Malaysian ringgit	MYR 103.6	$33.2	$0.32/MYR1.00
Purchase	Japanese yen	JPY 1,157.0	$11.6	$0.01/JPY1.00
Sell	Japanese yen	JPY 260.0	$2.6	$0.01/JPY1.00
Purchase	Canadian dollar	CAD 44.8	$44.8	$1.00/CAD1.00
Sell	Canadian dollar	CAD 58.0	$58.0	$1.00/CAD1.00

If the U.S. dollar would have weakened by 10% against the euro, Malaysian ringgit, Japanese yen, and Canadian dollar, the impact on our income before income taxes during the years ended December 31, 2010 and December 26, 2009 would have been

$6.6 million (unfavorable) and $0.5 million (favorable), respectively. If the U.S. dollar would have weakened by 10% against the euro and Malaysian ringgit, the adverse impact on our income before income taxes during the year ended December 27, 2008 would have been $11.6 million.

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

In the past, currency exchange rate fluctuations have had an impact on our business and results of operations. For example, currency exchange rate fluctuations negatively impacted our cash flows by $12.7 million, $3.2 million, and $20.2 million in the years ended December 31, 2010, December 26, 2009, and December 27, 2008, respectively. Although we cannot predict the impact of future currency exchange rate fluctuations on our business or results of operations, we believe that we will continue to have risk associated with currency exchange rate fluctuations in the future.

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

We use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use such swap agreements for speculative or trading purposes. During May 2008, we entered into a euro-denominated credit facility to finance some of the equipment cost for our Malaysian manufacturing center. The loans under the fixed-rate portion of the credit facility bear interest on the outstanding unpaid principal balance at an annual rate of 4.54%. The loans under the floating-rate portion of the credit facility bear interest on the outstanding unpaid principal balance at the Euro Interbank Offered Rate (Euribor) plus a margin of 0.55%. On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian credit facility, which became effective on September 30, 2009 with a notional value of €57.3 million ($76.2 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00) and pursuant to which we are entitled to receive the six-month floating Euribor, and required to pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of December 31, 2010, the notional value of this interest rate swap contract was €47.9 million ($63.7 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00). This derivative instrument qualifies for accounting as a cash flow hedge in accordance with ASC 815 and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at December 31, 2010.

In addition, we invest in debt securities, which exposes us to interest rate risk. The primary objective of our investment activities is to preserve principal and provide liquidity on demand, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents, marketable securities, and investments in a variety of securities. As of December 31, 2010, our fixed-income investments earned a pre-tax yield of 1.36%, with a weighted average maturity of 7 months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the market value of our total investment portfolio could decrease (increase) by $2.1 million. The direct risk to us associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our financial position, results of operations, or cash flows. As of December 31, 2010, all of our marketable securities were in commercial paper, corporate debt securities, federal and foreign agency debt, foreign government obligations, and supranational debt.

Commodity and Component Risk

We are exposed to price risks for the raw materials, components, and energy costs used in the manufacture and transportation of our solar modules. Also, some of our raw materials and components are sourced from a limited number of suppliers or a single supplier. We endeavor to qualify multiple suppliers using a robust qualification process. In some cases, we also enter into long-term supply contracts for raw materials and components, but these arrangements can be of shorter duration than the term of our Supply Contracts with our customers. As a result, we remain exposed to price changes in the raw materials and components used in our solar modules. In addition, a failure by a key supplier could disrupt our supply chain which could result in higher prices and/or a disruption in our manufacturing process. Since our selling price under our Supply Contracts does not adjust in the event of price changes in our underlying raw materials or components and since our Supply Contracts require minimum deliveries of our products during their terms, we are unable to pass along changes in the cost of the raw materials and components for our products, and may be in default of our delivery obligations if we experience a manufacturing disruption.

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

Item 8:  Financial Statements and Supplementary Data

Consolidated Financial Statements

Our consolidated financial statements as required by this item are included in Item 15: "Exhibits and Financial Statement Schedules - Consolidated Financial Statements,” of this Annual Report on Form 10-K. See Item 15(a) for a list of our consolidated financial statements.

Selected Quarterly Financial Data (Unaudited)

The following selected quarterly financial data should be read in conjunction with our consolidated financial statements, the related notes thereto and Item 7: "Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present this information when read in conjunction with our consolidated financial statements and the related notes thereto appearing in the section entitled “Consolidated Financial Statements.” The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Quarters Ended
	Dec 31, 2010	Sep 25, 2010	Jun 26, 2010	Mar 27, 2010	Dec 26, 2009	Sep 26, 2009	Jun 27, 2009	Mar 28, 2009
	(In thousands, except per share amounts)
Net sales	$609,801	$797,899	$587,854	$567,961	$641,265	$480,851	$525,876	$418,208
Cost of sales	313,077	476,007	303,660	285,925	375,056	235,858	227,780	182,924
Gross profit	296,724	321,892	284,194	282,036	266,209	244,993	298,096	235,284
Operating expenses:
Research and development	27,601	21,472	22,836	22,888	23,716	24,136	18,605	11,704
Selling, general and administrative	91,282	84,961	78,597	66,864	96,667	53,990	72,926	49,315
Production start-up	12,190	3,821	2,288	1,143	1,099	4,076	2,524	6,209
Total operating expenses	131,073	110,254	103,721	90,895	121,482	82,202	94,055	67,228
Operating income	165,651	211,638	180,473	191,141	144,727	162,791	204,041	168,056
Foreign currency gain (loss)	854	(1,001)	(2,625)	(696)	3,020	114	239	1,834
Interest and other income (loss), net	6,860	2,278	2,590	4,914	2,570	2,062	(2,982)	(158)
Income before income taxes	173,365	212,915	180,438	195,359	150,317	164,967	201,298	169,732
Income tax expense	17,421	36,046	21,395	23,014	8,697	11,623	20,719	5,137
Net income	$155,944	$176,869	$159,043	$172,345	$141,620	$153,344	$180,579	$164,595
Net income per share:
Basic	$1.83	$2.08	$1.87	$2.04	$1.68	$1.82	$2.16	$2.01
Diluted	$1.80	$2.04	$1.84	$2.00	$1.65	$1.79	$2.11	$1.99
Weighted-average number of shares used in per share calculations:
Basic	85,181	85,072	84,852	84,505	84,413	84,179	83,723	81,685
Diluted	86,840	86,610	86,401	86,092	86,004	85,892	85,668	82,612

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

(c) Changes in Internal Control over Financial Reporting

We are in the process of converting to our new enterprise resource planning (ERP) system. Implementation of the new ERP system is scheduled to occur in phases, and we completed Phase I of this implementation on June 27, 2010, the first day of our third fiscal quarter of 2010. For a discussion of risks relating to the implementation of a new ERP system, please see the risk factor entitled “Implementing a new enterprise resource planning system could interfere with our business or operations and could adversely impact our financial position, results of operations, and cash flows.” in Item 1A: "Risk Factors,” in this Annual Report on Form 10-K . We will continue to implement our ERP system in stages, and each stage may affect significant components of our internal control over financial reporting.

Except for the new system implementation noted above, there has been no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2010 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B:  Other Information

None.

PART III

Item 10: Directors, Executive Officers, and Corporate Governance

Information concerning our board of directors and audit committee will appear in our 2011 Proxy Statement, under the section entitled “Directors.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

For information with respect to our executive officers, see Item 1: "Business – Executive Officers of the Registrant,” of this Annual Report on Form 10-K.

Information concerning Section 16(a) beneficial ownership reporting compliance will appear in our 2011 Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers, and associates of First Solar. Information concerning this code will appear in our 2011 Proxy Statement under the section entitled “Proposal No. 1 — Election of Directors — Corporate Governance.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 11: Executive Compensation

Information concerning executive compensation and related information will appear in our 2011 Proxy Statement under the section entitled “Executive Compensation and Related Information.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters, including information regarding our equity compensation plans, will appear in our 2011 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will appear in our 2011 Proxy Statement under the section entitled “Certain Relationships and Related Party Transactions.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 14:  Principal Accountant Fees and Services

Information concerning principal accountant fees and services and the audit committee’s pre-approval policies and procedures will appear in our 2011 Proxy Statement under the section entitled “Principal Accountant Fees and Services.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

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
Notes to Consolidated Financial Statements
(2) Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2010, December 26, 2009, and December 27, 2008

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts receivable
Year ended December 27, 2008	$5	$711	$(716)	$—
Year ended December 26, 2009	$—	$6,990	$(6,000)	$990
Year ended December 31, 2010	$990	$—	$(990)	$—
Provision for inventory reserve
Year ended December 27, 2008	$45	$2,548	$(1,617)	$976
Year ended December 26, 2009	$976	$—	$(976)	$—
Year ended December 31, 2010	$—	$—	$—	$—
Valuation allowance against our deferred tax assets
Year ended December 27, 2008	$596	$1,097	$(596)	$1,097
Year ended December 26, 2009	$1,097	$2,093	$—	$3,190
Year ended December 31, 2010	$3,190	$1,601	$—	$4,791

(3) Exhibits: See Item 15(b) below.

(b) Exhibits: The exhibits listed on the accompanying Index to Exhibits on this Annual Report on Form 10-K are filed, or incorporated into this Annual Report on Form 10-K by reference.

(c) Financial Statement Schedule: See Item 15(b) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2011.

 FIRST SOLAR, INC.
By: /s/ JAMES ZHU
James Zhu
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL J. AHEARN	Chairman of the Board of Directors	February 25, 2011
Michael J. Ahearn

/s/ ROBERT J. GILLETTE	Chief Executive Officer and Director	February 25, 2011
Robert J. Gillette

/s/ JAMES ZHU	Chief Accounting Officer and Interim Chief Financial Officer	February 25, 2011
James Zhu	(Principal Accounting Officer)

Additional Directors:
/s/ JAMES F. NOLAN	Director	February 25, 2011
James F. Nolan

/s/ WILLIAM J. POST	Director	February 25, 2011
William J. Post

/s/ J. THOMAS PRESBY	Director	February 25, 2011
J. Thomas Presby

/s/ PAUL H. STEBBINS	Director	February 25, 2011
Paul H. Stebbins

/s/ MICHAEL SWEENEY	Director	February 25, 2011
Michael Sweeney

/s/ CRAIG KENNEDY	Director	February 25, 2011
Craig Kennedy

/s/ JOSE VILLARREAL	Director	February 25, 2011
Jose Villarreal

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Solar, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of First Solar, Inc. and its subsidiaries at December 31, 2010 and December 26, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
February 25, 2011

FIRST SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2010	December 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$765,689	$664,499
Marketable securities	167,889	120,236
Accounts receivable trade, net	305,537	226,826
Accounts receivable, unbilled	1,482	58
Inventories	200,442	152,821
Project assets	—	1,081
Deferred tax assets, net	388	21,679
Prepaid expenses and other current assets	143,033	164,071
Total current assets	1,584,460	1,351,271
Property, plant and equipment, net	1,430,789	988,782
Project assets	320,140	131,415
Deferred tax assets, net	259,236	130,515
Marketable securities	180,271	329,608
Restricted cash and investments	86,003	36,494
Investment in related party	—	25,000
Goodwill	433,288	286,515
Inventories	42,728	21,695
Other assets	43,488	48,217
Total assets	$4,380,403	$3,349,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,312	$75,744
Income taxes payable	16,831	8,740
Accrued expenses	244,271	193,277
Current portion of long-term debt	26,587	28,559
Other current liabilities	99,676	88,607
Total current liabilities	469,677	394,927
Accrued solar module collection and recycling liability	132,951	92,799
Long-term debt	210,804	146,399
Other liabilities	112,026	62,600
Total liabilities	925,458	696,725
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 85,843,511 and 85,208,199 shares issued and outstanding at December 31, 2010 and December 26, 2009, respectively	86	85
Additional paid-in capital	1,815,420	1,658,091
Contingent consideration	1,118	2,844
Accumulated earnings	1,665,564	1,001,363
Accumulated other comprehensive loss	(27,243)	(9,596)
Total stockholders’ equity	3,454,945	2,652,787
Total liabilities and stockholders’ equity	$4,380,403	$3,349,512

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended
	December 31, 2010	December 26, 2009	December 27, 2008
Net sales	$2,563,515	$2,066,200	$1,246,301
Cost of sales	1,378,669	1,021,618	567,908
Gross profit	1,184,846	1,044,582	678,393
Operating expenses:
Research and development	94,797	78,161	33,517
Selling, general and administrative	321,704	272,898	174,039
Production start-up	19,442	13,908	32,498
Total operating expenses	435,943	364,967	240,054
Operating income	748,903	679,615	438,339
Foreign currency (loss) gain	(3,468)	5,207	5,722
Interest income	14,375	9,735	21,158
Interest expense, net	(6)	(5,258)	(509)
Other income (expense), net	2,273	(2,985)	(934)
Income before income taxes	762,077	686,314	463,776
Income tax expense	97,876	46,176	115,446
Net income	$664,201	$640,138	$348,330
Net income per share:
Basic	$7.82	$7.67	$4.34
Diluted	$7.68	$7.53	$4.24
Weighted-average number of shares used in per share calculations:
Basic	84,891	83,500	80,178
Diluted	86,491	85,044	82,124

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

	Common Stock		Additional Paid-In Capital	Contingent Consideration	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount
Balance, December 29, 2007	78,575	$79	$1,079,775	$—	$12,895	$4,518	$1,097,267
Components of comprehensive income, net of tax:
Net income	—	—	—	—	348,330	—	348,330
Foreign currency translation adjustments	—	—	—	—	—	(13,943)	(13,943)
Change in unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(15,230)	(15,230)
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	234	234
Total comprehensive income							319,391
Exercise of stock options, including tax benefits	2,980	3	44,694	—	—	—	44,697
Issuance of restricted and unrestricted stock	42	—	(7,040)	—	—	—	(7,040)
Share-based compensation	—	—	58,727	—	—	—	58,727
Balance, December 27, 2008	81,597	82	1,176,156	—	361,225	(24,421)	1,513,042
Components of comprehensive income, net of tax:
Net income	—	—	—	—	640,138	—	640,138
Foreign currency translation adjustments	—	—	—	—	—	13,303	13,303
Change in unrealized loss on derivative instruments, net of tax	—	—	—	—	—	(167)	(167)
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	1,689	1,689
Total comprehensive income							654,963
Exercise of stock options, including excess tax benefits	537	1	7,272	—	—	—	7,273
Issuance of restricted and unrestricted stock	123	—	(11,387)	—	—	—	(11,387)
Share-based compensation	—	—	89,463	—	—	—	89,463
Common stock issued for acquisition	2,951	2	396,587	2,844	—	—	399,433
Balance, December 26, 2009	85,208	85	1,658,091	2,844	1,001,363	(9,596)	2,652,787
Components of comprehensive income, net of tax:
Net income	—	—	—	—	664,201	—	664,201
Foreign currency translation adjustments	—	—	—	—	—	(35,825)	(35,825)
Change in unrealized gain on derivative instruments, net of tax	—	—	—	—	—	14,358	14,358
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	3,820	3,820
Total comprehensive income							646,554
Exercise of stock options, including excess tax benefits	455	1	70,945	—	—	—	70,946
Issuance of restricted and unrestricted stock	168	—	(12,108)	—	—	—	(12,108)
Share-based compensation	—	—	96,766	—	—	—	96,766
Common stock issued for acquisition	13	—	1,726	(1,726)	—	—	—
Balance, December 31, 2010	85,844	$86	$1,815,420	$1,118	$1,665,564	$(27,243)	$3,454,945

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 31, 2010	December 26, 2009	December 27, 2008
Cash flows from operating activities:
Cash received from customers	$2,458,088	$1,957,604	$1,203,822
Cash paid to suppliers and associates	(1,614,763)	(1,123,746)	(723,123)
Interest received	20,531	6,147	19,138
Interest paid	(7,610)	(10,550)	(4,629)
Income taxes paid, net of refunds	(80,064)	(147,843)	(1,975)
Excess tax benefit from share-based compensation arrangements	(69,367)	(4,892)	(28,661)
Other operating activities	(1,323)	(1,527)	(1,505)
Net cash provided by operating activities	705,492	675,193	463,067
Cash flows from investing activities:
Purchases of property, plant and equipment	(588,914)	(279,941)	(459,271)
Purchases of marketable securities	(462,070)	(607,356)	(334,818)
Proceeds from maturities of marketable securities	62,648	149,076	107,450
Proceeds from sales of marketable securities	494,256	115,805	418,762
Investment in notes receivable	—	(99,637)	—
Payments received on notes receivable	61,658	25,447	—
Increase in restricted investments	(43,064)	(4,150)	(15,564)
Sale of (purchase of) investment in related party	28,596	—	(25,000)
Acquisitions, net of cash acquired	(296,496)	318	—
Other investing activities	1,301	(1,252)	—
Net cash used in investing activities	(742,085)	(701,690)	(308,441)
Cash flows from financing activities:
Proceeds from stock option exercises	9,379	5,961	16,036
Repayment of long-term debt	(27,879)	(78,224)	(41,691)
Proceeds from issuance of debt, net of issuance costs	100,000	44,739	138,887
Excess tax benefit from share-based compensation arrangements	69,367	4,892	28,661
Proceeds from economic development funding	—	615	35,661
Other financing activities	(416)	(4)	(5)
Net cash provided by (used in) financing activities	150,451	(22,021)	177,549
Effect of exchange rate changes on cash and cash equivalents	(12,668)	(3,201)	(20,221)
Net increase (decrease) in cash and cash equivalents	101,190	(51,719)	311,954
Cash and cash equivalents, beginning of the period	664,499	716,218	404,264
Cash and cash equivalents, end of the period	$765,689	$664,499	$716,218
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$88,977	$59,374	$19,449

 See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. First Solar and Its Business

We design, manufacture, and sell solar electric power modules, which we currently produce at our plants in Perrysburg, Ohio, Frankfurt/Oder, Germany, and Kulim, Malaysia. We also develop sites for building solar power systems using our solar modules and provide a complete solar power system solution, which includes project development, EPC services, O&M services when applicable and, project finance when required. First Solar Holdings, LLC was formed as a Delaware limited liability company in May 2003 to act as the holding company for First Solar, LLC — which was formed in 1999 and renamed First Solar US Manufacturing, LLC in the second quarter of 2006, and other subsidiaries formed during 2003 and later. On February 22, 2006, First Solar Holdings, LLC was incorporated in Delaware as First Solar Holdings, Inc. and, also during the first quarter of 2006, was renamed First Solar, Inc.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation. Certain prior period amounts have been reclassified to conform to the current presentation. We reclassified certain segment amounts as information provided to our Chief Operating Decision Maker (CODM) has changed. Our CODM consists of senior executive staff. These reclassifications were primarily due to how our CODM views our systems segment as an enabler to drive module throughput for our components business with the objective of achieving break-even results before income taxes for our systems segment. See Note 23. "Segment and Geographical Information," to our consolidated financial statements for additional information. These reclassifications had no impact on our consolidated statement of operations, consolidated balance sheet, or consolidated statement of cash flows.

Principles of Consolidation. These consolidated financial statements include the accounts of First Solar, Inc. and all of its subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). We eliminated all inter-company transactions and balances during consolidation.

Fiscal Periods. Historically, our fiscal quarters ended on the Saturday closest to the end of the applicable calendar quarter. In July 2010, our board of directors approved a change in the Company's fiscal year from a 52 or 53 week fiscal year to a calendar year. This change to the calendar year cycle became effective as of the end of the 2010 fiscal year. As a result, our 2010 fiscal year, which began on December 27, 2009, ended on December 31, 2010 instead of December 25, 2010. In addition, effective January 1, 2011, our fiscal quarters will also coincide with calendar quarters.

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include revenue recognition, allowances for doubtful accounts receivable, inventory write-downs, estimates of future cash flows from and the economic useful lives of long-lived assets, asset impairments, certain accrued liabilities, income taxes and tax valuation allowances, accrued warranty expenses, accrued collection and recycling expense, share-based compensation costs, and fair value estimates. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from these estimates and assumptions.

Fair Value of Financial Instruments. We measure certain financial assets and liabilities at fair value based on the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. As of December 31, 2010, our financial instruments consist principally of cash and cash equivalents, marketable securities, notes receivable, restricted investments, derivative contracts, accounts payable, accrued expenses, debt, and income taxes payable. See Note 10. "Fair Value Measurement," to our consolidated financial statements for further information on the fair value of our financial instruments.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Marketable Securities — current and noncurrent. We determine the classification of our marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified our marketable securities as “available-for-sale.” These marketable securities are recorded at fair value and unrealized gains and losses are recorded to accumulated other comprehensive income (loss) until realized. Realized gains and losses on sales of these securities are reported in earnings, computed using the specific identification cost method. All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider a marketable debt security to be impaired when its fair value is less than its carrying cost, in which case we would further review the investment to determine if it is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which its fair value has been below its cost basis, the financial conditions of the issuer and any changes thereto, our intent to sell, and whether it is more likely than not that we will be required to sell the investment before we have recovered its cost basis. If an investment were other-than-temporarily impaired, we would write it down through earnings to its impaired value and establish that as a new cost basis for the investment.

Derivative Instruments. We recognize derivative instruments on our balance sheet at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge; a cash flow hedge; a foreign currency fair value or cash flow hedge; a hedge of a net investment in a foreign operation; or a derivative instrument that will not be accounted for using any of the specialized “hedge accounting” methods specified in ASC 815, Derivatives and Hedging. As of December 31, 2010 and December 26, 2009, all of our derivative instruments were designated either as cash flow hedges or as derivative instruments not accounted for using hedge accounting methods.

We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, in other comprehensive income until our earnings are affected by the variability of cash flows of the hedged transaction (that is, until we record periodic settlements of a variable-rate asset or liability in earnings). We record any hedge ineffectiveness, which represents the amount by which the changes in the fair value of the derivative instrument exceed the variability in the cash flows of the forecasted transaction, in current period earnings. We report changes in the fair values of derivative instruments not accounted for using hedge accounting in current period earnings.

We formally document all relationships between hedging instruments and underlying hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions at the inception of the hedge. We support all of our derivatives with documentation specifying the underlying exposure being hedged. We also formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivative instruments that we use in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives are expected to remain highly effective in future periods. When we determine that a derivative instrument is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively. In all situations in which we discontinue hedge accounting and the derivative instrument remains outstanding, we will carry the derivative instrument at its fair value on our balance sheet and recognize subsequent changes in its fair value in our current period earnings.

Investment in Related Party. Between October 2008 and December 2010, we owned equity investments in another company in an amount that was not sufficient to provide us with significant influence over the investee’s operations. Since the fair values of these equity investments were not readily determinable, they were not within the scope of the accounting guidance at ASC 320, Investments – Debt and Equity Securities, and we accounted for these equity investments using the cost method of accounting. Under the cost method of accounting, we reported investments at their acquisition cost on our consolidated balance sheet and would only have adjusted these carrying values if we sold the investments, if we acquired additional investments, or if the investments became other-than-temporarily impaired.

Receivables and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount as the result of transactions with customers. We maintain allowances for doubtful accounts for uncollectible accounts receivable. We estimate anticipated losses from doubtful accounts based on days past due, historical collection history, and other factors. We offer a rebate program to certain customers and account for these rebates as reduction to the selling price of our solar modules and, therefore as a reduction in revenue at the time of sale and recognize a contra-asset with accounting receivable trade, net.

Inventories — current and noncurrent. We report our inventories at the lower of cost or market. We determine cost on a first-in, first-out basis and include both the costs of acquisition and the costs of manufacturing in our inventory costs. These costs include direct material, direct labor, and fixed and variable indirect manufacturing costs, including depreciation and amortization.

We also regularly review the cost of inventory against its estimated market value and record a lower of cost or market write-down if any inventories have a cost in excess of their estimated market value. For example, we regularly evaluate the quantity and value of our inventory in light of current market conditions and market trends and record write-downs for any quantities in excess of demand and for any product obsolescence. This evaluation considers historical usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability, and other factors. Market conditions are subject to change and actual consumption of our inventory could differ from forecasted demand. Our inventories have a long life cycle and obsolescence has not historically been a significant factor in their valuation.

We classify inventories not used within our normal operating cycle (which is generally 12 months) as noncurrent inventory.

This inventory generally consists of a critical raw material that we purchase in quantities anticipating confident, long-term future demand.

Long-Lived Assets. We account for any impairment of our long-lived tangible assets and definite-lived intangible assets in accordance with ASC 360, Property, Plant and Equipment. As a result, we assess long-lived assets classified as “held and used,” including our property, plant and equipment, for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of our long-lived assets may not be recoverable. These events would include significant current period operating or cash flow losses associated with the use of a long-lived asset, or group of assets, combined with a history of such losses, significant changes in the manner of use of assets, and significant negative industry or economic trends. We evaluated our long-lived assets for impairment during the years ended December 31, 2010 and December 26, 2009, and did not note any events or changes in circumstances indicating that the carrying values of our material long-lived assets were not recoverable.

Property, Plant and Equipment. We report our property, plant and equipment at cost, less accumulated depreciation. Cost includes the price paid to acquire or construct the assets, including interest capitalized during the construction period, and any expenditure that substantially adds to the value of or substantially extends the useful life of an existing asset. We expense repair and maintenance costs at the time we incur them.

We compute depreciation expense using the straight-line method over the estimated useful lives of the assets, as presented in the table below. We amortize leasehold improvements over the shorter of their estimated useful lives or the remaining term of the lease.

Useful Lives in Years
Buildings	40
Manufacturing machinery and equipment	5 – 7
Furniture, fixtures, computer hardware, and computer software	3 – 7
Leasehold improvements	up to 15

Internal-Use Software Costs. We capitalize the costs related to computer software obtained or developed for internal use. Software obtained for internal use has generally been enterprise-level business and finance software that we customize to meet our specific operational needs. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, ranging from 3 to 7 years.

Interest Capitalization. We capitalize interest cost as part of the historical cost of acquiring or constructing certain assets during the period of time required to get the asset ready for its intended use. These assets generally include property, plant and equipment and development costs that we have capitalized as project assets or deferred project costs. Interest capitalized for fixed assets is amortized over the useful life of the related asset, as the qualifying asset is moved to the depreciation and amortization pool. We charge interest capitalized for project assets or deferred project costs to operations as the respective assets are sold or written off. We capitalize interest to the extent that expenditures to acquire, construct or to develop an asset have occurred and interest cost has been incurred.

Project Assets. Project assets consist primarily of costs relating to solar power projects in various stages of development that we capitalize prior to the sale of the solar power project to a third party for further project development or prior to the signing of a project construction contract. These costs include costs for land and costs for developing and constructing a solar power plant. Development costs can include legal, consulting, permitting, and other similar costs such as interconnection or transmission upgrade costs.

Once we enter into a definitive sales agreement, we reclassify project assets to deferred project costs on our balance sheet until we have met the criteria to recognize the sale of the project assets as revenue. We recognize project assets/deferred project costs in cost of sales as we record revenue for a particular project following the applicable revenue accounting guidance. We classify project assets generally as noncurrent due to the time required to complete all activities to sell a specific project, which is typically longer than 12 months.

We review project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider a project commercially viable if it is anticipated to be sellable for a profit once it is either fully developed or fully constructed. We consider a partially developed or partially constructed project commercially viable if the anticipated selling price is higher than the carrying value of the related project assets. We examine a number of factors to determine if the project will be profitable, the most notable of which is whether there are any changes in environmental, ecological, permitting, or regulatory conditions that impact the project. Such changes could cause the cost of the project to increase or the selling price of the project to decrease.

Accounts Receivable, Unbilled. Accounts receivable, unbilled represents revenue that has been recognized in advance of billing the customer. This is common for long-term construction contracts. For example, we recognize revenue from long-term contracts for the construction and sale of solar power systems which include the sales of project assets over the contractual period using applicable accounting methods. One applicable accounting method is the percentage-of-completion method, under which sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred to the total estimated costs for completing the entire contract. Under this accounting method, it is possible that revenue could be recognized in advance of billing the customer, resulting in an amount recorded to "Accounts receivable, unbilled." Once we meet the billing criteria under a contract, we bill our customer accordingly and reclassify the "Accounts receivable, unbilled" to "Accounts receivable trade, net." Billing criteria vary by contract, but are generally structured around completion of certain construction milestones.

Deferred Project Costs. Deferred project costs represent (i) costs that we capitalize for arrangements that we account for as real estate transactions after we have entered into a definitive sales arrangement, but before we have met the criteria to recognize the sale as revenue, (ii) recoverable pre-contract costs that we capitalize for arrangements accounted for as long term construction contracts prior to entering into a definitive sales agreement or, (iii) costs that we capitalize for arrangements accounted for as long term construction contracts after we have signed a definitive sales agreement, but before the revenue recognition criteria have been met. Deferred projects costs are classified within "Prepaid and other current assets" on our consolidated balance sheets. Deferred project costs which are not expected to be recognized within the next 12 months are classified as noncurrent deferred project costs, and are classified within "Other assets" on our consolidated balance sheets.

The following table illustrates the balance sheet classification of project assets and deferred project costs:

Milestone	Balance sheet classification -Arrangements accounted for under ASC 360 (sale of real estate)	Balance sheet classification - Arrangements accounted for under ASC 605 (long-term construction contracts)
Execution of a definitive sales agreement, but revenue recognition criteria are not met	Deferred project costs	Deferred project costs
Pre execution of a definitive sales agreement	Project asset	Deferred project costs (recoverable pre-contract costs)

Billings in Excess of Costs and Estimated Earnings. The liability "Billings in excess of costs and estimated earnings," which is part of the balance sheet caption "Other current liabilities," represents billings in excess of revenue recognized on contracts accounted for under the percentage-of-completion method. Typically, billings are made based on the completion of certain milestones as provided for in the contracts and generally the timing of revenue recognition is different from the contractual billing schedules. Billings in excess of costs and estimated earnings was $19.9 million and $6.6 million as of December 31, 2010 and December 26, 2009, respectively.

Deferred Revenue. The liability “Deferred revenue,” which is part of the balance sheet caption "Other current liabilities," consists of billings or payments received in advance of revenue recognition (with the exception of billings in excess of costs and estimated earnings) for our solar modules or solar power systems as described above. We recognize deferred revenue as net sales only when the revenue recognition criteria are met.

Business Combinations. We account for business acquisitions using the acquisition method of accounting and record definite-lived intangible assets separate from goodwill. Intangible assets are recorded at their fair value based on estimates as of the date of acquisition. Goodwill is recorded as the residual amount of the purchase price less the fair value assigned to the individual assets acquired and liabilities assumed as of the date of acquisition. We charge acquisition related costs that are not part of the consideration to general and administrative expense as they are incurred. These costs typically include transaction and integration costs, such as legal, accounting and other professional fees.

Goodwill. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. We do not amortize goodwill, but instead test goodwill for impairment at least annually in the fourth quarter and, if necessary, we would record any impairment in accordance with FASB Accounting Standards Codification Topic, (ASC) 350, Intangibles - Goodwill and Other. We will perform an impairment test between scheduled annual tests if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value.

In accordance with ASC 350, we perform a two-step impairment test. The first step in our impairment test is the comparison of the fair value of a reporting unit with its carrying amount, including goodwill. Our reporting units are consistent with our reportable segments as described in Note 23. "Segment and Geographical Information," to our consolidated financial statements. In accordance with the authoritative guidance, we define fair value of a reporting unit as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. We primarily use the income approach methodology of valuation, which includes the discounted cash flow method, and the market approach methodology of valuation, which considers values of comparable businesses to estimate the fair values of our reporting units. We do not believe that a cost approach is relevant to remeasuring the fair values of our reporting units. For the goodwill assessment of our systems business, we believe that a typical market participant for the sale of our systems reporting unit, would be a solar module manufacturer seeking to acquire a systems business with a large pipeline of utility-scale solar power plant projects, with the intent that these projects would provide a captive outlet for additional future solar module production. Therefore, we model the systems reporting unit's future performance for the purposes of applying the income method of fair value measurement to include some of the profitability associated with the solar module element of the solar power plants that it builds and sells. Significant management judgment is required in the forecasts of future operating results, in the discount rates that we use in the discounted cash flow method of valuation, and in the selection of comparable businesses that we use in the market approach. If the estimated fair value of the reporting unit exceeds the carrying value assigned to that unit, goodwill is not impaired and no further analysis is required.

If the carrying value assigned to a reporting unit exceeds its estimated fair value, then we perform the second step of the impairment test. In this step, we allocate the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that unit, as if we had just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit over the total amount allocated to the assets and liabilities represents the implied fair value of goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. Based on our tests, we recorded no goodwill impairment charges for the years ended December 31, 2010, December 26, 2009, and December 27, 2008.

Product Warranties. We provide a limited warranty against defects in materials and workmanship under normal use and service conditions for five years following delivery to the owners of our solar modules. We also warrant to the owners of our solar modules that solar modules installed in accordance with agreed-upon specifications will produce at least 90% of their power output rating during the first 10 years following their installation and at least 80% of their power output rating during the following 15 years. In resolving claims under both the defects and power output warranties, we have the option of either repairing or replacing the covered solar module or, under the power output warranty, providing additional solar modules to remedy the power shortfall. Our warranties are automatically transferred from the original purchasers of our solar modules to subsequent purchasers. When we recognize revenue for module sales, we accrue a liability for the estimated future costs of meeting our warranty obligations for those modules. We make and revise this estimate based on the number of solar modules under warranty at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of our solar modules, and our estimated per-module replacement cost.

EPC Warranty. We typically provide a limited warranty against defects in workmanship, engineering design, and installation services under normal use and service conditions for a period of one year following the substantial completion of a solar power plant or an energized section of a solar power plant. In resolving claims under both the workmanship and design warranties, we have the option of either remedying the defect to the warranted level through repair, refurbishment, or replacement.

Accrued Solar Module Collection and Recycling Liability. We recognize an expense for the estimated fair value of our future obligations for collecting and recycling the solar modules that we have sold at the time they reach the end of their useful lives. See also Note 13. "Solar Module Collection and Recycling Liability," for further information.

Income Taxes. We account for income taxes in accordance with ASC 740, Income Taxes, which prescribes the use of the asset and liability method whereby we calculate the deferred tax asset or liability account balances at the balance sheet date using tax laws and rates in effect at that time. We establish valuation allowances, when necessary, to reduce deferred tax assets to the extent it is more likely than not that such deferred tax assets will not be realized. We do not provide deferred taxes related to the U.S. GAAP basis in excess of the U.S. tax basis in the investment in our foreign subsidiaries to the extent such amounts relate to indefinitely reinvested earnings and profits of such foreign subsidiaries.
In accordance with ASC 740, income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances, and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority. We only recognize tax benefits related to uncertain tax positions to the extent they satisfy the recognition and measurement criteria under ASC 740. Only those uncertain tax positions that are more likely than not of being sustained upon examination satisfy the recognition criteria. For those positions that satisfy the recognition criteria, the amount of tax benefit that we recognize is the largest amount of tax benefit that is more than fifty percent likely of being sustained on ultimate settlement of such uncertain tax position.
Foreign Currency Translation. The functional currencies of certain of our international subsidiaries are their local currency. Accordingly, we apply the period end exchange rate to translate their assets and liabilities and the weighted average exchange rate for the period to translate their revenues, expenses, gains, and losses into U.S. dollars. We include the translation adjustments as a separate component of accumulated other comprehensive income within stockholders’ equity. The functional currency of our subsidiaries in Canada, Malaysia, Mexico, Singapore, and Vietnam is the U.S. dollar; therefore, we do not translate their financial statements.

Comprehensive Income. Our comprehensive income consists of our net income, changes in unrealized gains or losses on derivative instruments that we hold and that qualify as and that we have designated as cash flow hedges, and the effects on our consolidated financial statements of translating the financial statements of our subsidiaries that operate in foreign currencies. In addition, other comprehensive income includes unrealized gains or losses on available-for-sale securities, the impact of which has been excluded from net income. We present our comprehensive income in combined consolidated statements of stockholders’ equity and comprehensive income. Our accumulated other comprehensive income is presented as a component of equity in our consolidated balance sheets and consists of the cumulative amount of net financial statement translation adjustments, unrealized gains or losses on cash flow hedges, and unrealized gains or losses on available-for-sale marketable securities that we have incurred since the inception of our business.

Per Share Data. Basic net income per share is based on the weighted effect of all common shares outstanding and is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted effect of all common shares and dilutive potential common shares outstanding and is calculated by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

Revenue Recognition. We derive revenue from the sale of solar modules and from the sale of complete photovoltaic (PV) solar power systems for utility-scale or large commercial systems. In accordance with ASC 605, Revenue Recognition, we present taxes assessed by governmental authorities that are both imposed on and concurrent with specific revenue-producing transactions between us and our customers (such as sales, use, and value-added taxes) on a net basis and exclude them from revenues.

Revenue Recognition - Components Business. Our components segment sells solar modules directly to solar power system integrators and operators. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred and title and risk of loss have passed to the customer, the sales price is fixed or determinable, and the collectability of the resulting receivable is reasonably assured. Under this policy, we record a trade receivable for the selling price of our product and reduce inventory for the cost of goods sold when delivery occurs in accordance with the terms of the sales contracts. We do not offer extended payment terms or rights of return for our products. We account for price rebates granted to certain customers under our Supply Contracts as a reduction to the selling price of our solar modules; and therefore, as a reduction to revenue. The amount of rebate earned by a customer is based on (i) the volume of solar modules shipped to a customer (measured in watts), (ii) the volume of solar modules registered for eligible projects (measured in watts), provided that those solar modules were invoiced by the buyer to an end customer, and (iii) the rebate rate.

Revenue Recognition - Systems Business. Our systems business provides a complete solar power system solution, which includes project development, engineering, procurement, and construction (EPC) services, operating and maintenance (O&M) services, when applicable, and project finance, when required.

We base revenue recognition for arrangements entered into by the systems business for the underlying arrangements generally using two distinct revenue recognition models, following the guidance in ASC 605, Accounting for Long-Term Construction Contracts or, for arrangements which include land, ASC 360, Accounting for Sales of Real Estate. For long-term construction contracts recognized under ASC 605, we either recognize revenue based on the percentage-of-completion methodology using actual costs incurred over total estimated costs to complete a project (including module costs) or the completed contract methodology. We periodically revise our contract profit estimates and we immediately recognize any losses that we identify on contracts. Incurred costs include all direct materials, costs for solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. We recognize direct material costs as incurred costs when the direct materials have been installed. When contracts specify that title to direct materials transfer to the customer before installation has been performed, we defer revenue and associated costs and recognize them once those materials are installed and have met any other revenue recognition requirements. We consider direct materials to be installed when they are permanently attached or fitted to the solar power systems as required by engineering designs.

For arrangements recognized under ASC 360, typically when we have gained control of land or land rights, we record the sale as revenue once the sale is consummated, the buyer's initial and continuing investments are adequate, the receivable is not subject to any future subordination, and the risk and rewards have been transferred to the buyer. As a result, depending on the value of the initial and continuing payment commitment by the buyer, we generally align our revenue recognition and release of project assets to cost of sales with the receipt of payment from the buyer.

Research and Development Expense. We incur research and development costs during the process of researching and developing new products and enhancing our existing products, technologies, and manufacturing processes. Our research and development costs consist primarily of compensation and related costs for personnel, materials, supplies, equipment depreciation, and consultant and laboratory testing costs. We expense these costs as incurred until the resulting product has been completed, is tested, and is ready for commercial manufacturing.

We may be party to research grant contracts with the United States federal government under which we receive reimbursements for specified costs incurred for certain of our research projects. We record amounts recoverable from these grants as an offset to research and development expense when the related research and development costs are incurred, which is consistent with the timing of our contractual right to receive the cost reimbursements. During the years ended December 31, 2010 and December 26, 2009, we did not have any grant proceeds included as offsets to research and development expense. During the year ended December 27, 2008, we included $0.9 million of grant proceeds as an offset to research and development expense.

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

Share-Based Compensation. We account for share-based compensation arrangements in accordance with ASC 718, Compensation – Stock Compensation. Our significant accounting policies related to share-based compensation arrangements are described in Note 17. "Share-Based Compensation," to our consolidated financial statements.

Shipping and Handling Costs. We classify shipping and handling costs for solar modules shipped to our customers as a component of cost of sales. We record customer payments of shipping and handling costs as a component of net sales.

Advertising Costs. Advertising costs are expensed as incurred. Advertising costs during the years ended December 31, 2010, December 26, 2009, and December 27, 2008 were $1.1 million, $1.1 million, and $1.0 million, respectively.

Self-Insurance. We are self-insured for certain healthcare benefits provided to our U.S. employees. The liability for the self-insured benefits is limited by the purchase of stop-loss insurance. The stop-loss coverage provides payment for claims exceeding $0.2 million per covered person for any given year. Accruals for losses are made based on our claim experience and estimates based on historical data. Actual losses may differ from accrued amounts. Should actual losses exceed the amounts expected and, as a result, the recorded liabilities are determined to be insufficient, an additional expense will be recorded.

Note 3. Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers, and to present separately information about purchases, sales, issuances, and settlements of items recorded on a recurring basis under fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption of ASU 2010-06 did not have a material impact on our financial position, results of operations, or cash flows.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU enhances the disclosure requirements with respect to the credit quality and related allowance for credit losses of financing receivables. We adopted ASU 2010-20 in our fourth quarter of fiscal 2010. The adoption of ASU 2010-20 did not impact our financial position, results of operations, or cash flows, as its requirements only pertain to financial statement note disclosure.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU amends guidance for Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years and interim periods beginning after December 15, 2010, with early adoption not permitted. We do not expect that the adoption of ASU 2010-28 will have a material impact on our financial position, results of operations, or cash flows.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that if a public company presents comparative financial statements, the entity should only disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of ASU 2010-29 will not impact our financial position, results of operations, or cash flows, as its requirements only pertain to financial statement footnote disclosure.

Note 4. Acquisitions

NextLight Renewable Power

On July 12, 2010, we completed the acquisition of NextLight Renewable Power, LLC (NextLight), a leading developer of utility-scale solar projects in the southwestern United States. NextLight was formed by a private equity firm focused on investing in North America's energy infrastructure. This transaction expanded our pipeline of solar power projects in the southwestern United States and supports our expansion in the U.S. utility-scale power market. We have integrated NextLight into our systems business, which provides a complete PV solar power solution, including project development, EPC services, O&M services, when applicable, and project finance, when required.

Purchase Price Consideration

The total consideration for this acquisition was $296.7 million in an all-cash transaction.

Purchase Price Allocation

We accounted for this acquisition using the acquisition method in accordance with ASC 805, Business Combinations. Accordingly, we allocated the purchase price of the acquired assets and liabilities based on their estimated fair values at the acquisition date (July 12, 2010) as summarized in the following table (in thousands):

Tangible assets acquired	$2,513
Project assets	147,370
Deferred tax assets	84
Goodwill	146,773
Total purchase consideration	$296,740

The fair value of net tangible assets acquired on July 12, 2010 consisted of the following (in thousands):

Cash	$244
Prepaid expenses and other current assets	346
Property, plant and equipment	996
Land	3,380
Total tangible assets acquired	4,966
Accounts payable and other liabilities	(2,453)
Total liabilities assumed	(2,453)
Net tangible assets acquired	$2,513

Our purchase price allocation was substantially complete as of December 31, 2010.

Acquisition Related Costs

Acquisition related costs recognized in the year ended December 31, 2010 included transaction costs, which we have classified in selling, general and administrative expense in our consolidated statement of operations. During the year ended December 31, 2010, transaction costs such as legal, accounting, valuation, and other professional services were $1.9 million.

Pro Forma Information (Unaudited)

NextLight had been engaged in the development of solar power projects but had not reached the point of sale for any of the projects as of the acquisition date. The pre-tax loss of NextLight for the period from January 1 to July 12, 2010 and for the twelve months ended December 31, 2009 was $9.1 million and $13.4 million, respectively. Therefore, had the acquisition of NextLight occurred on December 27, 2009 (the first day of our fiscal year 2010), our reported net sales would not have changed and our reported net income would not have materially changed from the amounts previously reported.

OptiSolar

On April 3, 2009, we completed the acquisition of the solar power project development business of OptiSolar Inc. (OptiSolar), which included a multi-gigawatt project pipeline. We have integrated the acquired project pipeline of OptiSolar into our systems business, which provides a complete PV solar power system solution, including project development, EPC services, O&M services, when applicable, and project finance, when required.

Part of the consideration that we paid to acquire OptiSolar's power project development business was 2,972,420 shares of First Solar common stock, par value $0.001 per share (the Merger Shares), of which 732,789 shares were issued and deposited with an escrow agent to support certain indemnification obligations of the seller. On April 16, 2010, 146,558 shares of the common stock deposited with an escrow agent were released. Also, 355,096 shares were holdback shares as further described below under “Contingent Consideration” (the “Holdback Shares”). As of December 31, 2010, 2,964,103 Merger Shares have been issued. The period during which claims for indemnification from the escrow fund may be initiated began on April 3, 2009 and will end on April 3, 2011.

Purchase Price Consideration

The total consideration for this acquisition, based on the closing price of our common stock on April 3, 2009 of $134.38 per share, was $399.4 million.

Purchase Price Allocation

We accounted for this acquisition using the acquisition method in accordance with ASC 805, Business Combinations. Accordingly, we allocated the purchase price of the acquired assets and liabilities based on their estimated fair values at the acquisition date (April 3, 2009) as summarized in the following table (in thousands):

Tangible assets acquired	$10,175
Project assets	103,888
Deferred tax assets, net	35,195
Goodwill	250,176
Total purchase consideration	$399,434

The fair value of net tangible assets acquired on April 3, 2009 consisted of the following (in thousands):

Cash	$318
Prepaid expenses and other current assets	5,003
Property, plant and equipment	165
Project assets - Land	6,100
Total tangible assets acquired	11,586
Accounts payable and other liabilities	(1,411)
Total liabilities assumed	(1,411)
Net tangible assets acquired	$10,175

Contingent Consideration

Pursuant to the Merger Agreement, of the 2,972,420 Merger Shares, as of April 3, 2009, 355,096 shares were Holdback Shares that were issuable to OptiSolar Holdings upon satisfaction of conditions relating to certain then-existing liabilities of OptiSolar. As of December 31, 2010, 346,779 Holdback Shares had been issued to OptiSolar Holdings. The estimated fair value at December 31, 2010 of the 8,317 Holdback Shares remaining to be issued was $1.1 million and has been classified separately within stockholders’ equity on our consolidated balance sheet.

Acquisition Related Costs

Acquisition related costs recognized in the year ended December 26, 2009, included transaction costs and integration costs, which we have classified in selling, general and administrative expense in our consolidated statement of operations. During the year ended December 26, 2009, transaction costs such as legal, accounting, and other professional services were $1.6 million. Integration costs during the year ended December 26, 2009 were $0.6 million.

Pro Forma Information (Unaudited)

The acquired OptiSolar business had been engaged in the development and construction of solar power projects. The costs related to these activities were largely capitalized as of the acquisition date. Therefore, if the OptiSolar acquisition had been completed on December 27, 2009 (the first day of our fiscal year 2010), our total net sales, net income and basic and diluted earnings per common share would have not materially changed from the amounts previously reported.

Acquired Project Assets and Tangible Assets

Through the acquisitions of OptiSolar and NextLight we acquired project assets, which represent solar power projects in various stages of development. Management engaged a third party valuation firm to assist with the determination of the fair value of the acquired project development businesses. In our determination of the fair value of the project assets acquired, we considered, among other factors, three generally accepted valuation approaches: the income approach, market approach, and cost approach. We selected the approaches that are most indicative of the fair value of the assets acquired. We used the income approach to calculate the fair value of the acquired project assets based on estimates and assumptions of future performance of these project assets provided by OptiSolar's and NextLight's management and our management. We used the market approach to determine the fair value of the land and related options acquired with those assets. See Note 8. "Consolidated Balance Sheet Details," to our consolidated financial statements for period-end balances of project assets.

Management has estimated the fair value of tangible assets acquired and concluded that the carrying value approximates the fair value as of the respective acquisition dates.

Note 5. Goodwill and Intangible Assets

Goodwill

On November 30, 2007, we acquired 100% of the outstanding membership interests of Turner Renewable Energy, LLC. Under the purchase method of accounting, we recorded the $33.4 million excess of the acquisition date fair value of the consideration transferred over the estimated fair value of the net tangible and identifiable intangible assets that we acquired as goodwill. All of this goodwill was allocated to our systems segment. At December 31, 2010 and December 26, 2009, the carrying amount of this goodwill was $33.8 million.

On April 3, 2009, we acquired the solar power project development business of OptiSolar. Under the acquisition method of accounting, we recorded the $261.1 million (before subsequent adjustments of $8.5 million) excess of the acquisition date fair value of consideration that we transferred over the estimated fair value of the net tangible assets acquired as goodwill. This goodwill primarily represents the synergies and economies of scale we expected would benefit our solar module business from our having control over OptiSolar’s project pipeline.

During 2009, we adjusted the goodwill recorded from the OptiSolar acquisition downward by $8.5 million as additional information relating to acquired deferred tax assets became available. We have allocated $251.3 million and $1.4 million of this goodwill to our components segment and systems segment, respectively. We allocated the majority of the goodwill from the OptiSolar acquisition to the components segment since the systems segment functions as an "enabler" for the components segment to drive module throughput. This goodwill is not deductible for tax purposes. At December 31, 2010 and December 26, 2009, the carrying amount of this goodwill was $252.7 million. See Note 4. "Acquisitions," to our consolidated financial statements for additional information about this acquisition.

On July 12, 2010, we acquired NextLight, a leading developer of utility-scale solar projects in the southwestern United States. Under the acquisition method of accounting, we recorded the $146.8 million excess of the acquisition date fair value of consideration that we transferred over the estimated fair value of the net tangible assets and identifiable intangible assets that we acquired as goodwill. This goodwill primarily represents the greater degree of vertical integration we expected to achieve by using our own solar modules in the acquired projects. We have recorded $146.8 million to goodwill and have allocated $142.1 million and $4.7 million of this goodwill to our components segment and systems segment, respectively. This goodwill is deductible for tax purposes. See Note 4. "Acquisitions," to our consolidated financial statements for additional information about this acquisition.

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and December 26, 2009 were as follows (in thousands):

	Components	Systems	Consolidated
Beginning balance, December 27, 2008	$—	$33,829	$33,829
OptiSolar Acquisition	259,722	1,411	261,133
Goodwill adjustment OptiSolar (1)	(8,447)	—	(8,447)
Ending balance, December 26, 2009	251,275	35,240	286,515
NextLight Acquisition	142,090	4,683	146,773
Ending balance, December 31, 2010	$393,365	$39,923	$433,288

(1) The goodwill adjustment was primarily the result of adjustments to the amount of acquired deferred tax assets.

ASC 350, Intangibles - Goodwill and Other, requires us to test goodwill for impairment at least annually, or sooner, if facts or circumstances between scheduled annual tests indicate that it is more likely than not that the fair value of a reporting unit that has goodwill might be less than its carrying value. Currently our operating segments and reporting units are identical. We estimate the fair value of our reporting units by referring to the price that would be received to sell the unit as whole in an orderly transaction between market participants at the measurement date. For the goodwill assessment of our systems business, we believe that a typical market participant for the sale of our systems reporting unit would be a solar module manufacturer seeking to acquire a systems business with a large pipeline of utility-scale solar power plant projects, with the intent that these projects would provide a captive outlet for additional future solar module production. Therefore, we model the systems reporting unit's future performance for purposes of applying the income method of fair value measurement to include some of the profitability associated with the solar module element of the solar power plants that it builds and sells.

We performed our goodwill impairment test in the fourth fiscal quarter of the year ended December 31, 2010 and determined that the fair value of our goodwill substantially exceeded the carrying value for each individual reporting unit. Therefore, we concluded that our goodwill was not impaired. We have also concluded that there have been no changes in facts and circumstances since the date of that test that would trigger an interim goodwill impairment test.

Acquisition Related Intangible Assets

In connection with the acquisition of Turner Renewable Energy, LLC, we identified intangible assets that represented customer contracts already in progress and future customer contracts not yet started at the time of acquisition. We amortized the acquisition date fair values of these assets using the percentage-of-completion method. As of December 31, 2010, the gross carrying amount of $0.5 million for these assets was fully amortized. We did not incur amortization expense for these acquisition-related intangible assets during the year ended December 31, 2010. Amortization expense for acquisition-related intangible assets was $0.2 million and $0.3 million for the years ended December 26, 2009 and December 27, 2008, respectively.

Other Intangible Assets

Included in "Other assets" on our consolidated balance sheets are internally-generated intangible assets, substantially all of which are patents on technologies related to our products and production processes. We record an asset for patents, after the patent has been issued, based on the legal, filing, and other costs incurred to secure them, and we amortize these costs on a straight-line basis over the estimated useful lives.

Amortization expense for our patents was $0.1 million for the years ended December 31, 2010, December 26, 2009, and December 27, 2008. These intangible assets consisted of the following at December 31, 2010 and December 26, 2009 (in thousands):

	December 31, 2010	December 26, 2009
Intangible assets, gross	$1,624	$1,472
Accumulated amortization	(1,250)	(1,224)
Intangible assets, net	$374	$248

Estimated future amortization expense for our patents is as follows at December 31, 2010 (in thousands):

2011	$33
2012	33
2013	33
2014	33
2015	31
Thereafter	211
Total estimated future patent amortization expense	$374

Note 6. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at December 31, 2010 and December 26, 2009 (in thousands):

	December 31, 2010	December 26, 2009
Cash and cash equivalents:
Cash	$742,200	$269,068
Cash equivalents:
Commercial paper	1,200	—
Money market mutual funds	22,289	395,431
Total cash and cash equivalents	765,689	664,499
Marketable securities:
Asset-backed securities	—	5,544
Commercial paper	13,343	—
Corporate debt securities	98,602	115,248
Federal agency debt	45,875	78,911
Foreign agency debt	133,165	168,963
Foreign government obligations	9,143	10,128
Supranational debt	48,032	71,050
Total marketable securities	348,160	449,844
Total cash, cash equivalents, and marketable securities	$1,113,849	$1,114,343

We have classified our marketable securities as “available-for-sale.” Accordingly, we record them at fair value and account for net unrealized gains and losses as a part of accumulated other comprehensive income. We report realized gains and losses on the sale of our marketable securities in earnings, computed using the specific identification method. During the year ended December 31, 2010, we realized $0.9 million in gains and $0.6 million in losses on our marketable securities. During the year ended December 26, 2009, we realized $0.2 million in gains and an immaterial amount in losses on our marketable securities. During the year ended December 27, 2008, we realized $0.6 million in gains and $0.4 million in losses on our marketable securities. See Note 10. "Fair Value Measurement," to our consolidated financial statements for information about the fair value measurement of our marketable securities.

All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider a marketable debt security to be impaired when its fair value is less than its carrying cost, in which case we would further review the investment to determine whether it is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which its fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, our intent to sell, and whether it is more likely than not that we will be required to sell the investment before we have recovered its cost basis. If an investment were other-than-temporarily impaired, we would write it down through earnings to its impaired value and establish that as a new cost basis for the investment. We did not identify any of our marketable securities as other-than-temporarily impaired at December 31, 2010 and December 26, 2009.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of December 31, 2010 and December 26, 2009 (in thousands):

	As of December 31, 2010
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$13,340	$3	$—	$13,343
Corporate debt securities	98,148	592	138	98,602
Federal agency debt	45,858	21	4	45,875
Foreign agency debt	132,860	425	120	133,165
Foreign government obligations	9,137	8	2	9,143
Supranational debt	47,917	115	—	48,032
Total	$347,260	$1,164	$264	$348,160

	As of December 26, 2009
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Asset-backed securities	$5,528	$19	$3	$5,544
Corporate debt securities	114,912	475	139	115,248
Federal agency debt	78,803	108	—	78,911
Foreign agency debt	168,541	588	166	168,963
Foreign government obligations	10,057	71	—	10,128
Supranational debt	70,807	269	26	71,050
Total	$448,648	$1,530	$334	$449,844

Contractual maturities of our available-for-sale marketable securities as of December 31, 2010 and December 26, 2009 were as follows (in thousands):

	As of December 31, 2010
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$167,499	$398	$8	$167,889
One year to two years	177,268	759	256	177,771
Two years to three years	2,493	7	—	2,500
Total	$347,260	$1,164	$264	$348,160

	As of December 26, 2009
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$119,911	$327	$2	$120,236
One year to two years	269,488	963	185	270,266
Two years to three years	59,249	240	147	59,342
Total	$448,648	$1,530	$334	$449,844

The net unrealized gain of $0.9 million and $1.2 million as of December 31, 2010 and December 26, 2009, respectively, on our available-for-sale marketable securities was primarily the result of changes in interest rates. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or higher and limits the security types, issuer concentration, and duration of our investments.

The following table shows gross unrealized losses and estimated fair values for those marketable securities that were in an unrealized loss position as of December 31, 2010 and December 26, 2009, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2010
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$33,018	$138	$—	$—	$33,018	$138
Federal agency debt	11,721	4	—	—	11,721	4
Foreign agency debt	46,134	120	—	—	46,134	120
Foreign government obligations	4,515	2	—	—	4,515	2
Total	$95,388	$264	$—	$—	$95,388	$264

	As of December 26, 2009
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Asset-backed securities	$2,868	$3	$—	$—	$2,868	$3
Corporate debt securities	32,303	139	—	—	32,303	139
Foreign agency debt	45,329	166	—	—	45,329	166
Supranational debt	7,201	26	—	—	7,201	26
Total	$87,701	$334	$—	$—	$87,701	$334

Note 7. Restricted Cash and Investments

Restricted cash and investments consisted of the following at December 31, 2010 and December 26, 2009 (in thousands):

	December 31, 2010	December 26, 2009
Restricted cash	$19	$27
Restricted investments	85,984	36,467
Total restricted cash and investments — noncurrent	$86,003	$36,494

At December 31, 2010 and December 26, 2009, our restricted investments consisted of long-term marketable securities that we hold through a custodial account to fund future costs of our solar module collection and recycling program.

We pre-fund our estimated solar module collection and recycling costs at the time of module sale through a custodial account with a large bank as the investment advisor in the name of a trust, for which First Solar Inc., First Solar Malaysia Sdn. Bhd., and First Solar Manufacturing GmbH are grantors. We fund this custodial account within 60 days after the beginning of a fiscal year for the prior year's module sales, assuming for this purpose a minimum service life of 25 years for our solar modules. To ensure that our collection and recycling program is available at all times and the pre-funded amounts are accessible regardless of our financial status in the future (even in the case of our own insolvency), a trust structure has been established; funds are put into custodial accounts in the name of a trustee. Only the trustee can distribute funds from the custodial accounts and these funds cannot be accessed for any purpose other than for administering module collection and recycling, either by us or a third party executing the collection and recycling services. To provide further assurance that sufficient funds will be available, our module collection and recycling program, including the financing arrangement, is audited periodically by an independent third party auditor. Cash invested in this custodial account must meet the criteria of the highest quality investments, such as AAA rated government or agency bonds. Prior to June 2009, we pre-funded our estimated solar module collection and recycling costs through a financial services company.

The following table summarizes unrealized gains and losses related to our restricted investments in marketable securities designated as available-for-sale by major security type as of December 31, 2010 and December 26, 2009 (in thousands):

	As of December 31, 2010
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$73,729	$6,529	$72	$80,186
U.S. government obligations	5,659	139	—	5,798
Total	$79,388	$6,668	$72	$85,984

	As of December 26, 2009
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$34,403	$1,308	$—	$35,711
U.S. government obligations	783	—	27	756
Total	$35,186	$1,308	$27	$36,467

As of December 31, 2010, the contractual maturities of these available-for-sale marketable securities were between 17 years and 25 years. As of December 26, 2009, the contractual maturities of these available-for-sale marketable securities were between 18 years and 26 years.

Note 8. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade consisted of the following at December 31, 2010 and December 26, 2009 (in thousands):

	December 31, 2010	December 26, 2009
Accounts receivable trade, gross	$305,537	$227,816
Allowance for doubtful accounts	—	(990)
Accounts receivable trade, net	$305,537	$226,826

During the third quarter of 2009, we amended our Supply Contracts with certain of our customers to implement a program which provided a price rebate to these customers for solar modules purchased from us. The intent of this program was to enable our customers to successfully compete in our core German market and to adjust, for eligible customers, the sales price (which was documented in framework agreements entered into several years ago) in light of market conditions.

The rebate program is offered for a defined period, during which customers may apply and claim such rebate. The most recent rebate offering for all solar modules sold through November 30, 2010, will terminate on February 28, 2011. Beginning March 1, 2011, we will offer customers a modified rebate program, for solar modules sold on or after December 1, 2010, including applicability to certain European geographic areas in addition to Germany.

As was the case in 2009, the rebate amounts are established so as to enable the sell-through of our products at competitive prices. The amount of rebate earned during a fiscal quarter is based on (i) the volume of solar modules shipped to a customer (measured in watts), (ii) the volume of solar modules registered for eligible projects (measured in watts), provided that those solar modules were invoiced by the buyer to an end-user, and (iii) the rebate rate. The rebate program applies a specified rebate rate to solar modules sold for solar power projects in certain geographic areas. Customers need to meet certain requirements in order to be eligible for and benefit from this program. As of December 31, 2010 and December 26, 2009, we have experienced approximately 81% and 100% participation in this program by eligible customers, respectively. The lower customer experience at December 31, 2010 is mainly due to the expiration of the current rebate offering period in February 2011.

We account for these rebates as a reduction to the selling price of our solar modules and, therefore, as a reduction in revenue at the time of sale and recognize a contra-asset within accounts receivable trade, net. No rebates granted under this program can be claimed for cash; instead, rebates may only be applied to reduce outstanding accounts receivable balances. During the year ended December 31, 2010, we extended rebates to customers in the amount of €92.1 million ($123.4 million at an average exchange rate of $1.34/€1.00 during fiscal 2010). At December 31, 2010, we had €19.6 million ($26.1 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00) of rebate claims accrued, which reduced our accounts receivable accordingly. During the year ended December 26, 2009, we extended rebates to customers in the amount of €87.1 million ($128.9 million at an average exchange rate of $1.48/€1.00 during fiscal 2009). At December 26, 2009, we had €54.3 million ($72.2 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00) of rebate claims accrued, which reduced our accounts receivable accordingly.

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

Accounts receivable, unbilled

Accounts receivable, unbilled represents revenue that has been recognized in advance of billing the customer. This is common for long-term construction contracts. For example, we recognize revenue from long-term contracts for the construction and sale of solar power systems which include the sale of project assets over the contractual period using applicable accounting methods. One applicable accounting method is the percentage-of-completion method of accounting, under which sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred to the total estimated costs for completing the entire contract. Under this accounting method, it is possible that revenue could be recognized under applicable revenue recognition criteria in advance of billing the customer, resulting in an amount recorded to "Accounts receivable, unbilled." Once we meet the billing criteria under a contract, we bill our customer accordingly and reclassify the “Accounts receivable, unbilled” to “Accounts receivable trade, net.” Billing criteria vary by contract, but are generally structured around completion of certain construction milestones.

Accounts receivable, unbilled were $1.5 million and $0.1 million at December 31, 2010 and December 26, 2009, respectively. We expect to bill and collect these amounts within the next 12 months.

Inventories

Inventories consisted of the following at December 31, 2010 and December 26, 2009 (in thousands):

	December 31, 2010	December 26, 2009
Raw materials	$162,190	$122,282
Work in process	21,528	6,248
Finished goods	59,452	45,986
Total inventories	$243,170	$174,516
Inventories — current	$200,442	$152,821
Inventories — noncurrent (1)	$42,728	$21,695

(1) We purchase a critical raw material that is heavily used in our core production process in quantities that anticipate confident, but long-term future demand. We classify the raw materials that we do not expect to be consumed within our operating cycle (which is 12 months) as noncurrent.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at December 31, 2010 and December 26, 2009 (in thousands):

	December 31, 2010	December 26, 2009
Prepaid expenses	$46,016	$33,095
Deferred project costs (1)	14,446	36,670
Notes receivable (See Note 12. “Notes Receivable”)	—	50,531
Derivative instruments	20,986	7,909
Other current assets	61,585	35,866
Total prepaid expenses and other current assets	$143,033	$164,071

(1) Deferred project costs represent (i) costs that we capitalize for arrangements that we account for as real estate transactions after we have entered into a definitive sales arrangement, but before we have met the criteria to recognize the sale as revenue, (ii) recoverable pre-contract costs that we capitalize for arrangements accounted for as long term construction contracts prior to entering into a definitive sales agreement or, (iii) costs that we capitalize for arrangements accounted for as long term construction contracts after we have signed a definitive sales agreement, but before the revenue recognition criteria have been met.

Project assets – current and noncurrent

Project assets consist primarily of costs relating to solar power projects in various stages of development that we capitalize prior to the sale of the solar power project to a third party for further project development or the signing of a project construction contract. These costs include costs for land and costs for developing and constructing a solar power plant. Development costs can include legal, consulting, permitting, and other similar costs. Once we enter into a definitive sales agreement, we reclassify project assets to deferred project costs on our balance sheet until we have met the criteria to recognize the sale of the project assets as revenue.

Project assets - current and noncurrent consisted of the following at December 31, 2010 and December 26, 2009 (in thousands):

	December 31, 2010	December 26, 2009
Project assets acquired through OptiSolar and NextLight	$217,417	$71,037
Project assets — land	13,781	1,452
Project assets — other	88,942	60,007
Total project assets	$320,140	$132,496
Total project assets — current	$—	$1,081
Total project assets — noncurrent	$320,140	$131,415

In connection with the acquisition of the solar power project development businesses of OptiSolar and NextLight, we measured at fair value certain acquired project assets based on the varying development stages of each project asset on the acquisition date. Subsequent to the acquisitions of OptiSolar and NextLight, we incurred additional costs to further develop these projects. Once we enter into a definitive sales agreement, we reclassify project assets to deferred project costs on our balance sheet. We expense these project assets to cost of sales as each respective project asset or solar power system is sold to a customer, since the project is constructed for a customer (matching the underlying revenue recognition method), or if we determine that the project is not commercially viable.

We review project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider a project commercially viable if it is anticipated to be sellable for a profit once it is either fully developed or fully constructed. We consider a partially developed or partially constructed project commercially viable if the anticipated selling price is higher than the carrying value of the related project assets. We examine a number of factors to determine if the project will be profitable, the most notable of which is whether there are any changes in environmental, ecological, permitting, or regulatory conditions that impact the project. Such changes could cause the cost of the project to increase or the selling price of the project to decrease.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at December 31, 2010 and December 26, 2009 (in thousands):

	December 31, 2010	December 26, 2009
Buildings and improvements	$286,637	$239,088
Machinery and equipment	997,510	813,281
Office equipment and furniture	70,569	38,845
Leasehold improvements	25,354	15,870
Depreciable property, plant and equipment, gross	1,380,070	1,107,084
Accumulated depreciation	(363,305)	(225,790)
Depreciable property, plant and equipment, net	1,016,765	881,294
Land	10,355	4,995
Construction in progress	403,669	102,493
Property, plant and equipment, net	$1,430,789	$988,782

During the year ended December 31, 2010, we were granted a $16.3 million tax credit under the Advanced Energy Tax Credit program enacted by the American Reinvestment and Recovery Act of 2009 for the expansion of our Perrysburg, Ohio manufacturing facility, and we reduced the acquisition cost for the expansion of this facility accordingly.

Depreciation of property, plant and equipment was $150.5 million, $124.6 million, and $61.1 million for the years ended December 31, 2010, December 26, 2009, and December 27, 2008, respectively.

Capitalized interest

We capitalized interest costs incurred into our property, plant and equipment or our project assets/deferred project costs as follows during the years ended December 31, 2010, December 26, 2009, and December 27, 2008 (in thousands):

	2010	2009	2008
Interest cost incurred	$(10,069)	$(11,902)	$(7,394)
Interest cost capitalized – property, plant and equipment	6,177	3,310	6,885
Interest cost capitalized - project assets and deferred project costs	3,886	3,334	—
Interest expense, net	$(6)	$(5,258)	$(509)

Accrued expenses

Accrued expenses consisted of the following at December 31, 2010 and December 26, 2009 (in thousands):

	December 31, 2010	December 26, 2009
Accrued compensation and benefits	$69,353	$53,856
Accrued property, plant and equipment	53,741	35,811
Accrued inventory	25,686	27,542
Product warranty liability - current	11,226	8,216
Nonrecurring expenses in excess of normal product warranty liability and related expenses (1)	28,921	6,595
Other accrued expenses	55,344	61,257
Total accrued expenses	$244,271	$193,277

(1) The above-referenced $28.9 million of accrued nonrecurring expenses in excess of normal product warranty liability and related expenses as of December 31, 2010 consisted of the following, each related to the manufacturing excursion described below: (i) $25.3 million in estimated expenses for certain module replacement efforts voluntarily undertaken by us beyond the normal product warranty (presented in Item 7: "Results of Operations" under “Cost of sales”); and (ii) $3.6 million in estimated nonrecurring post-sale expenses (presented in Item 7: "Results of Operations" under “Selling, general and administrative”). During the period from June 2008 to June 2009, a manufacturing excursion occurred affecting less than 4% of the total product manufactured within the period. The excursion could result in possible premature power loss in affected modules. The root cause was identified and subsequently mitigated in June 2009. On-going testing confirms that the corrective actions are effective. We have been working directly with impacted customers to replace the affected modules and these efforts are well underway and, in some cases, complete. Some of these efforts go beyond our normal warranty coverage.

Other current liabilities

Other current liabilities consisted of the following at December 31, 2010 and December 26, 2009 (in thousands):

	December 31, 2010	December 26, 2009
Deferred revenue (1)	$14,718	$31,127
Derivative instruments	22,996	30,781
Deferred tax liabilities	34,601	—
Other current liabilities	27,361	26,699
Total other current liabilities	$99,676	$88,607

(1) Deferred revenue is recognized in net sales once all revenue recognition criteria are met.

Other liabilities

Other liabilities consisted of the following at December 31, 2010 and December 26, 2009 (in thousands):

	December 31, 2010	December 26, 2009
Other taxes payable	$59,148	$28,889
Other noncurrent liabilities	52,878	33,711
Total other liabilities	$112,026	$62,600

Note 9. Derivative Financial Instruments

As a global company, we are exposed in the normal course of business to interest rate and foreign currency risks that could affect our net assets, financial position, results of operations, and cash flows. We use derivative instruments to hedge against certain risks such as these, and we only hold derivative instruments for hedging purposes, not for speculative or trading purposes. Our use of derivative instruments is subject to strict internal controls based on centrally defined, performed, and controlled policies and procedures.

Depending on the terms of the specific derivative instruments and market conditions, some of our derivative instruments may be assets and others liabilities at any particular point in time. As required by ASC 815, Derivatives and Hedging, we report all of our derivative instruments that are within the scope of that accounting standard at fair value on our balance sheet. Depending on the substance of the hedging purpose for our derivative instruments, we account for changes in the fair value of some of them using cash flow hedge accounting pursuant to ASC 815 and of others by recording the changes in fair value directly to current earnings (so-called “economic hedges”). These accounting approaches, the various risk classes that we are exposed to in our business, and the risk management systems using derivative instruments that we apply to these risks are described below. See Note 10. "Fair Value Measurement," to our consolidated financial statements for information about the techniques we use to measure the fair value of our derivative instruments.

The following tables present the fair values of derivative instruments included in our consolidated balance sheets as of December 31, 2010 and December 26, 2009 (in thousands):

	December 31, 2010
	Other Assets - Current	Other Assets - Noncurrent	Other Liabilities - Current	Other Liabilities - Noncurrent
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$10,115	$880	$12,384	$58
Interest rate swap contracts	—	—	239	980
Total derivatives designated as hedging instruments	$10,115	$880	$12,623	$1,038

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$10,871	$—	$10,373	$—
Total derivatives not designated as hedging instruments	$10,871	$—	$10,373	$—
Total derivative instruments	$20,986	$880	$22,996	$1,038

	December 26, 2009
	Other Assets - Current	Other Assets - Noncurrent	Other Liabilities - Current	Other Liabilities - Noncurrent
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$3,781	$—	$19,723	$—
Interest rate swap contracts	—	—	178	905
Total derivatives designated as hedging instruments	$3,781	$—	$19,901	$905

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$4,128	$—	$10,880	$—
Total derivatives not designated as hedging instruments	$4,128	$—	$10,880	$—
Total derivative instruments	$7,909	$—	$30,781	$905

The following tables present the amounts related to derivative instruments affecting our consolidated statements of operations for the years ended December 31, 2010 and December 26, 2009 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Year Ended	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Year Ended
Derivative Type	December 31, 2010		December 31, 2010
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$28,807	Net sales	$14,313
Interest rate swaps	(1,506)	Interest income (expense)	(1,371)
Total derivatives designated as cash flow hedges	$27,301		$12,942

	Amount of Gain (Loss) on Derivatives Recognized in Income
	Year Ended
Derivative Type	December 31, 2010	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$14,313	Net sales
Interest rate swaps	$(1,371)	Interest income (expense)

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$(579)	Other income (expense)
Foreign exchange forward contracts	$(3,946)	Cost of sales
Foreign exchange forward contracts	$11,743	Net sales

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Year Ended	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Year Ended
Derivative Type	December 26, 2009		December 26, 2009
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$(396)	Net sales	$(20,048)
Interest rate swaps	294	Interest income (expense)	(2,990)
Total derivatives designated as cash flow hedges	$(102)		$(23,038)

	Amount of Gain (Loss) on Derivatives Recognized in Income
	Year Ended
Derivative Type	December 26, 2009	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$(20,048)	Net sales
Interest rate swaps	$(2,990)	Interest income (expense)

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$(9,870)	Other income (expense)
Foreign exchange forward contracts	$1,844	Cost of sales
Foreign exchange forward contracts	$(2,069)	Net sales
Credit default swaps	$(1,459)	Other income (expense)

Interest Rate Risk

We use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use such swap agreements for speculative or trading purposes. On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian credit facility, which became effective on September 30, 2009 with a notional value of €57.3 million ($76.2 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00) and pursuant to which we are entitled to receive a six-month floating interest rate, the Euro Interbank Offered Rate (Euribor), and are required to pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of December 31, 2010, the notional value of this interest rate swap contract was €47.9 million ($63.7 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00). This derivative instrument qualifies for accounting as a cash flow hedge in accordance with ASC 815 and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at December 31, 2010 and December 26, 2009.

During 2009, we had interest rate swap contracts to hedge the term loan portion of our credit facility with a consortium of banks for the financing of our German plant. These swap contracts were required under the credit facility agreement, which we repaid and terminated on June 30, 2009. Therefore, we terminated these interest rate swap contracts on June 26, 2009 and consequently recognized an interest expense of €1.7 million ($2.3 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00).

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of the components of our business to have material future cash flows, including revenues and expenses, that will be denominated in currencies other than the component's functional currency. Our primary cash flow exposures are customer collections and vendor payments. Changes in the exchange rates between our components' functional currencies and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge the value of a portion of these forecasted cash flows. As of December 31, 2010 and December 26, 2009, these foreign exchange contracts hedged our forecasted future cash flows for up to 18 months. These foreign exchange contracts qualified for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of the derivative's gain or loss in “Accumulated other comprehensive income (loss)” and subsequently reclassify amounts into earnings when the hedged transaction is settled. We determined that these derivative financial instruments were highly effective as cash flow hedges at December 31, 2010 and December 26, 2009. In addition, during 2010 and 2009, we did not discontinue any cash flow hedges because a hedging relationship was no longer highly effective or it was probable that a forecasted transaction would not occur.

During 2010 and 2009, we purchased foreign exchange forward contracts to hedge the exchange risk on forecasted cash flows denominated in euro. As of December 31, 2010, the unrealized loss on these contracts was $1.4 million and the total notional value of the contracts was €742.0 million ($986.9 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00). The weighted average forward exchange rate for these contracts was $1.33/€1.00 at December 31, 2010. As of December 26, 2009, the unrealized loss on these types of contracts was $15.9 million and the total notional value of the contracts was €361.0 million ($480.1 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00). The weighted average forward exchange rate for these contracts was $1.40/€1.00 at December 26, 2009.

In the following 12 months, we expect to reclassify to earnings $2.3 million of net unrealized losses related to these forward contracts that are included in "Accumulated other comprehensive loss" at December 31, 2010 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rate when we realize the related forecasted transaction. During 2010, we realized a gain of $24.7 million related to our cash flow hedges. In 2009, we realized a loss of $23.0 million, and in 2008, we realized a gain of $17.2 million related to our cash flow hedges.

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

During 2010 and 2009, we purchased foreign exchange forward contracts to hedge balance sheet exposures related to transactions with third parties. We recognize gains or losses from the fluctuation in foreign exchange rates and the valuation of these derivative contracts in "Cost of sales" and "Foreign currency gain (loss)" on our consolidated statements of operations, depending on where the gain or loss from the hedged item is classified on our consolidated statement of operations. As of December 31, 2010, the total unrealized gain on our foreign exchange forward contracts was $0.5 million. These contracts have maturities of less than three months. As of December 26, 2009, the total unrealized loss on our foreign exchange forward contracts was $6.8 million.

As of December 31, 2010, the notional values of our foreign exchange forward contracts were as follows (notional amounts and U.S. dollar equivalents in millions):

				Balance sheet close rate on
Transaction	Currency	Notional Amount	U.S. Equivalent	December 31, 2010
Purchase	Euro	€270.5	$359.8	$1.33/€1.00
Sell	Euro	€241.5	$321.2	$1.33/€1.00
Purchase	Malaysian ringgit	MYR 185.6	$59.4	$0.32/MYR1.00
Sell	Malaysian ringgit	MYR 103.6	$33.2	$0.32/MYR1.00
Purchase	Japanese yen	JPY 1,157.0	$11.6	$0.01/JPY1.00
Sell	Japanese yen	JPY 260.0	$2.6	$0.01/JPY1.00
Purchase	Canadian dollar	CAD 44.8	$44.8	$1.00/CAD1.00
Sell	Canadian dollar	CAD 58.0	$58.0	$1.00/CAD1.00

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

When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring or one-time basis:

•
Cash equivalents. At December 31, 2010, our cash equivalents consisted of commercial paper and money market mutual funds. At December 26, 2009, our cash equivalents consisted of money market mutual funds. We value our commercial paper cash equivalents using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities and restricted investments. At December 31, 2010, our marketable securities consisted of commercial paper, corporate debt securities, federal and foreign agency debt, foreign government obligations, and supranational debt and our restricted investments consisted of foreign and U.S. government obligations. At December 26, 2009, our marketable securities and restricted investments consisted of asset-backed securities, corporate debt securities, federal and foreign agency debt, foreign government obligations, and supranational debt. We value our marketable securities using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We also consider the effect of our counterparties' credit standings in these fair value measurements.

•
Derivative assets and liabilities. At December 31, 2010 and December 26, 2009, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and interest rate swap contracts involving benchmark interest rates. Since our derivative assets and liabilities are not traded on an exchange, we value them using industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the terms of the instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our own credit standing and that of our counterparties in our valuations of our derivative assets and liabilities.

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

At December 31, 2010 and December 26, 2009, information about inputs into the fair value measurements of our assets and liabilities that we make on a recurring basis was as follows (in thousands):

	As of December 31, 2010
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$1,200	$—	$1,200	$—
Money market mutual funds	22,289	22,289	—	—
Marketable securities:
Commercial paper	13,343	—	13,343	—
Corporate debt securities	98,602	—	98,602	—
Federal agency debt	45,875	—	45,875	—
Foreign agency debt	133,165	—	133,165	—
Foreign government obligations	9,143	—	9,143	—
Supranational debt	48,032	—	48,032	—
Restricted investments	85,984	—	85,984	—
Derivative assets	21,866	—	21,866	—
Total assets	$479,499	$22,289	$457,210	$—
Liabilities:
Derivative liabilities	$24,034	$—	$24,034	$—

	As of December 26, 2009
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$395,431	$395,431	$—	$—
Marketable securities:
Asset-backed securities	5,544	—	5,544	—
Corporate debt securities	115,248	—	115,248	—
Federal agency debt	78,911	—	78,911	—
Foreign agency debt	168,963	—	168,963	—
Foreign government obligations	10,128	—	10,128	—
Supranational debt	71,050	—	71,050	—
Derivative assets	7,909	—	7,909	—
Total assets	$853,184	$395,431	$457,753	$—
Liabilities:
Derivative liabilities	$31,686	$—	$31,686	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial instruments at December 31, 2010 and December 26, 2009 were as follows (in thousands):

	December 31, 2010		December 26, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities - current and noncurrent	$348,160	$348,160	$449,844	$449,844
Notes receivable - current	$—	$—	$50,531	$50,531
Foreign exchange forward contract assets	$21,866	$21,866	$7,909	$7,909
Restricted investments (excluding restricted cash)	$85,984	$85,984	$36,467	$36,467
Investment in related party	$—	$—	$25,000	$25,000
Notes receivable - noncurrent	$9,314	$8,836	$25,241	$25,332
Liabilities:
Long-term debt, including current maturities	$237,391	$240,176	$174,958	$178,900
Interest rate swap contract liabilities	$1,219	$1,219	$1,083	$1,083
Foreign exchange forward contract liabilities	$22,815	$22,815	$30,603	$30,603

The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, restricted cash, accounts payable, income taxes payable, and accrued expenses approximate their fair values due to their short maturities; therefore, we exclude them from the foregoing table.

We estimated the fair value of our long-term debt in accordance with ASC 820 using a discounted cash flows approach (an income approach). We incorporated the credit risk of our counterparty for all asset fair value measurements and our credit risk for all liability fair value measurements.

Note 11. Related Party Transactions

In October 2008, we made an investment, at a total cost of $25.0 million, in the preferred stock of a company based in the United States that supplies and installs solar power systems for commercial and residential customers. In the fourth fiscal quarter of 2008, we also entered into a long-term solar module supply agreement with this related party. This investment represented an ownership of approximately 11% of the voting interest in this company as of September 25, 2010 (the end of our third fiscal quarter) and was our only equity interest in that entity. Since our ownership interest in this company was less than 20%, we did not have significant influence over it, and the fair value was not readily determinable, we accounted for this investment using the cost method. On December 8, 2010, we sold our investment for $28.6 million in cash and terminated our long-term solar module supply agreement with this related party.

During the years ended December 31, 2010 and December 26, 2009, we recognized $9.6 million and $18.5 million, respectively, in net sales to this related party. During 2008, we did not have any material revenue transactions with this related party. At December 31, 2010, we did not have any accounts receivable from this related party, and at December 26, 2009, we had accounts receivable from this related party of $7.0 million.

Note 12. Notes Receivable

On April 8, 2009, we entered into a credit facility agreement with a solar project entity of one of our customers for an available amount of €17.5 million ($23.3 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00) to provide financing for a PV power generation facility. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8% per annum and is due on December 31, 2026. As of December 31, 2010 and December 26, 2009, the balance on this credit facility was €7.0 million and €17.5 million, respectively ($9.3 million and $23.3 million, respectively, at the balance sheet close rate on December 31, 2010 of $1.33/€1.00). The outstanding amount of this credit facility is included within “Other assets” on our consolidated balance sheets.

On April 21, 2009, we entered into a revolving VAT financing facility agreement for an available amount of €9.0 million ($12.0 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00) with the same solar project entity with which we entered into the credit facility agreement on April 8, 2009. The VAT facility pre-financed the amounts of German value-added tax (VAT) and any other tax obligations of similar nature during the construction phase of the PV power generation facility. Borrowings under this facility were short-term in nature, since the facility was to be repaid when VAT amounts were reimbursed by the government. The VAT facility bore interest at the rate of Euribor plus 1.2% and matured on December 31, 2010. As of December 31, 2010, the facility was fully repaid, including interest, and there was no balance outstanding. As of December 26,

2009, the balance under this facility was €1.4 million ($1.9 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00). The amount outstanding under this facility was included within “Prepaid expenses and other current assets” on our consolidated balance sheet as of December 26, 2009.

In October 2009, we entered into a fixed rate note with a solar power project entity to finance construction and start-up costs of a PV facility in Germany. This note provided funding in the amount of €19.2 million ($25.5 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00). The fixed rate note was due on May 31, 2010 and bore interest at 7% per annum. The fixed rate note was collateralized by a bank account pledge agreement, a security assignment agreement, a partnership interest pledge agreement, and a share pledge agreement. As of December 31, 2010, the fixed rate note was fully repaid, including interest, and there was no balance outstanding. As of December 26, 2009, the full available amount under this fixed rate note was outstanding. The outstanding amount of this fixed rate note was included within “Prepaid expenses and other current assets” on our consolidated balance sheet as of December 26, 2009.

In October 2009, we entered into a fixed rate note with another solar power project entity to finance construction and start-up costs of a PV facility in Germany. This note provided funding in the amount of €14.5 million ($19.3 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00). The fixed rate note was due on May 31, 2010 and bore interest at 7% per annum. This fixed rate note was collateralized by a bank account pledge agreement, a security assignment agreement, a guarantee agreement, and a share pledge agreement. As of December 31, 2010, the fixed rate note was fully repaid, including interest, and there was no balance outstanding. As of December 26, 2009, the full available amount under this fixed rate note was outstanding. The outstanding amount of this fixed rate note was included within “Prepaid expenses and other current assets” on our consolidated balance sheet as of December 26, 2009.

Note 13. Solar Module Collection and Recycling Liability

We established a voluntary module collection and recycling program to collect and recycle modules sold once these modules have reached the end of their useful lives. We include a description of our module collection and recycling program in our standard sales contracts. Under this arrangement, we agree to provide for the collection and recycling of our solar modules and the system owners agree to notify us, disassemble their solar power systems, package the solar modules for shipment, and revert ownership rights over the modules back to us at the end of the modules’ service lives.

At the time of sale, we have recorded accrued collection and recycling liabilities for the estimated fair value of our obligations for the collection and recycling of our solar modules that we have sold and we have made associated charges to cost of sales. We based our estimate of the fair value of our collection and recycling obligations on the present value of the expected future cost of collecting and recycling the modules, which includes the cost of the packaging materials for transporting the solar modules, the cost of freight from the module installation sites to a recycling center, the material, labor, and capital costs of the recycling process, and about the timing of when our solar modules will be returned for recycling. We based this estimate on our experience collecting and recycling our solar modules and on our expectations about future developments in recycling technologies and processes and about economic conditions at the time the modules will be collected and recycled. In the periods between the time of our sales and our settlement of the collection and recycling obligations, we accrete the carrying amount of the associated liability by applying the discount rate used for its initial measurement. We classify accretion expense as an other operating expense within selling, general and administrative on our consolidated statement of operations. We periodically review our estimates of the expected future recycling costs and may adjust our accrual accordingly. During the fourth quarter of 2010 we completed a cost study and updated our estimates for the expected future recycling costs. As a result, we adjusted our module collection and recycling liability accordingly.

Our module collection and recycling liabilities totaled $133.0 million at December 31, 2010 and $92.8 million at December 26, 2009. We charged $45.0 million, $52.4 million, and $22.2 million to cost of sales for the fair value of our collection and recycling obligation for modules sold during the years ended December 31, 2010, December 26, 2009, and December 27, 2008, respectively. The accretion expense on our collection and recycling obligations was $1.6 million, $2.4 million, and $0.9 million during the years ended December 31, 2010, December 26, 2009, and December 27, 2008, respectively.

See also Note 7. "Restricted Cash and Investments," about our arrangements for funding of this liability.

Note 14. Debt

Our long-term debt at December 31, 2010 and December 26, 2009 consisted of the following (in thousands):

Type	December 31, 2010	December 26, 2009
Revolving Credit Facility	$100,000	$—
Malaysian Facility Agreement - Fixed rate term loan	65,009	84,166
Malaysian Facility Agreement - Floating rate term loan (1)	65,009	84,166
Director of Development of the State of Ohio	8,112	9,994
Director of Development of the State of Ohio	—	139
Capital lease obligations	1,736	2
	239,866	178,467
Less unamortized discount	(2,475)	(3,509)
Total long-term debt	237,391	174,958
Less current portion	(26,587)	(28,559)
Noncurrent portion	$210,804	$146,399

(1) We entered into an interest rate swap contract related to this loan. See Note 9. "Derivative Financial Instruments," to our consolidated financial statements.

We did not have any short-term debt at December 31, 2010 and December 26, 2009.

Revolving Credit Facility

On September 4, 2009, we entered into a revolving credit facility with several financial institutions as lenders. JPMorgan Securities LLC and Banc of America Securities LLC served as Joint-Lead Arrangers and Bookrunners, with JPMorgan Chase Bank, N.A. also acting as Administrative Agent. The credit agreement provided First Solar, Inc. and certain of its subsidiaries with a senior secured three-year revolving credit facility in an aggregate available amount of $300.0 million, a portion of which was available for letters of credit. Proceeds from the credit facility could be used for working capital and other general corporate purposes.

On October 15, 2010, we entered into an amended and restated credit agreement governing our revolving credit facility which provides First Solar, Inc. and certain of it subsidiaries with a senior secured five-year revolving credit facility in an aggregate available amount of $600.0 million, all of which is available for letters of credit. Subject to certain conditions, we have the right to request an increase in the aggregate commitments under the credit facility up to $750.0 million.

Borrowings under the amended and restated credit agreement currently bear interest at (i) London Interbank Offered Rate (LIBOR) (adjusted for eurocurrency reserve requirements) plus a margin of 2.25% or (ii) a base rate as defined in the credit agreement plus a margin of 1.25%, depending on the type of borrowing requested by us. These margins are subject to adjustments depending on our consolidated leverage ratio. The amended and restated credit agreement contains various financial condition covenants with which we must comply, including a debt to EBITDA ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. Under the amended and restated credit agreement we are also subject to customary non-financial covenants. We were in compliance with these covenants at December 31, 2010.

At December 31, 2010, we had $100.0 million in borrowings outstanding and $126.4 million in letters of credit issued under the revolving credit facility, leaving a total remaining availability of $373.6 million, all of which can be used for the issuance of letters of credit. As of December 31, 2010, based on the outstanding borrowing, the all-in effective three month LIBOR borrowing rate was 2.74%. At December 26, 2009, we had no borrowings outstanding and $46.0 million in letters of credit issued under the revolving credit facility.

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

In connection with our revolving credit facility, we entered into a guarantee and collateral agreement and various foreign security agreements. Loans made to First Solar Manufacturing GmbH (a borrowing subsidiary under the credit facility) are (i) guaranteed by First Solar, Inc. pursuant to the guarantee and collateral agreement, (ii) guaranteed by certain of First Solar, Inc.'s direct and indirect subsidiaries organized under the laws of Germany, pursuant to a German guarantee agreement, (iii) secured by share pledge agreements, (iv) secured by a security interest in inter-company receivables held by First Solar Holdings GmbH,

First Solar GmbH, and First Solar Manufacturing GmbH, pursuant to assignment agreements, and (v) subject to a security trust agreement, which sets forth additional terms regarding the foregoing German security documents and arrangements.

Malaysian Facility Agreement

On May 6, 2008, in connection with the plant expansion at our Malaysian manufacturing center, First Solar Malaysia Sdn. Bhd. (FS Malaysia), our indirect wholly owned subsidiary, entered into an export financing facility agreement (Malaysian Facility Agreement) with a consortium of banks. The total available loan amount was €134.0 million ($178.2 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00). Pursuant to the Malaysian Facility Agreement, we began semi-annual repayments of the principal balances of these credit facilities during 2008. Amounts repaid under this credit facility cannot be re-borrowed. These credit facilities consisted of the following (in thousands):

				Outstanding at	Outstanding at
Malaysian Borrowings	Denomination	Interest Rate	Maturity	December 31, 2010	December 26, 2009
Fixed-rate euro-denominated term loan	EUR	4.54%	2016	$65,009	$84,166
Floating-rate euro-denominated term loan	EUR	Euribor plus 0.55%	2016	65,009	84,166
Total (1)				$130,018	$168,332

(1) €97.7 million and €126.5 million outstanding at December 31, 2010 and December 26, 2009, respectively ($130.0 million and $168.3 million, respectively, at the balance sheet close rate on December 31, 2010 of $1.33/€1.00).

These credit facilities were used by FS Malaysia for the purpose of (i) partially financing the purchase of certain equipment to be used at our Malaysian manufacturing center, and (ii) financing fees to be paid to Euler-Hermes Kreditversicherungs-AG (Euler-Hermes), the German Export Credit Agency of Hamburg, Federal Republic of Germany, which guarantees 95% of FS Malaysia's obligations related to these Malaysian credit facilities (Hermes Guaranty).

In addition to paying interest on outstanding principal under the facility, FS Malaysia is obligated to pay annual agency fees and security agency fees.

In connection with the Malaysian credit facilities, First Solar, Inc. entered into a first demand guaranty agreement dated May 6, 2008 in favor of the lenders. Thereby FS Malaysia's obligations related to the Malaysian Facility Agreement are guaranteed, on an unsecured basis, by First Solar, Inc. In connection with the Malaysian credit facilities, all of FS Malaysia's obligations are secured by a first party, first legal charge over the equipment financed by the Malaysian credit facilities, and the other documents, contracts, and agreements related to that equipment. Also in connection with the Malaysian credit facilities, any payment claims of First Solar, Inc. against FS Malaysia are subordinated to the claims of the lenders.

At December 31, 2010, equipment with a net book value of $156.1 million was pledged as collateral for these loans.

The Malaysian Facility Agreement contains various financial covenants with which we must comply, including debt-to-equity ratios, total leverage ratios, interest coverage ratios, and debt service coverage ratios. The Malaysian Facility Agreement also contains various customary non-financial covenants with which FS Malaysia must comply, including submitting various financial reports and business forecasts to the lenders, maintaining adequate insurance, complying with applicable laws and regulations, and restrictions on FS Malaysia's ability to sell or encumber assets, or make loan guarantees to third parties. We were in compliance with these covenants through December 31, 2010.

State of Ohio Loans

During the years ended December 25, 2004 and December 31, 2005, we received the following loans from the Director of Development of the State of Ohio (in thousands):

	Original				Outstanding at	Outstanding at
Ohio Borrowings	Loan Amount	Denomination	Interest Rate	Maturity	December 31, 2010	December 26, 2009
Director of Development of the State of Ohio	$15,000	USD	2.25%	2015	$8,112	$9,994
Director of Development of the State of Ohio	5,000	USD	0.25% — 3.25%	2009	—	139
Total	$20,000				$8,112	$10,133

At December 31, 2010, land and buildings with net book values of $19.5 million were pledged as collateral for these loans.

France Facility Agreement

On March 30, 2010, in connection with the construction of our planned manufacturing facility in Blanquefort, France, First Solar France Manufacturing SAS (FS France), our indirect wholly owned subsidiary, entered into a facility agreement with EDF Energies Nouvelles SA (EDF-EN) for the purpose of partially financing the construction of the manufacturing facility. The total available loan amount under this non-revolving credit facility is a maximum principal amount of €50.0 million ($66.5 million at the balance sheet close rate on December 31, 2010 of $1.33/€1.00). Pursuant to the terms and conditions set forth in the facility agreement, advances will be made available commencing on the start of construction of the French plant and ending June 15, 2012. Advances must be repaid in quarterly installments through the tenth anniversary of the first commercial shipments from the French plant, subject to accelerated mandatory prepayment in the event of a default under the facility or the termination of the related venture agreement or off-take agreement with EDF-EN and affiliated entities. Amounts repaid under this credit facility cannot be re-borrowed. The borrowings will bear interest at a rate of 4%. Any advances drawn under this facility will be unsecured. As of December 31, 2010, there were no borrowings under this facility.

Future Principal Payments

At December 31, 2010, future principal payments on our long-term debt, excluding payments related to capital leases, which are disclosed in Note 15. "Commitments and Contingencies," to these consolidated financial statements, were due as follows (in thousands):

2011	$127,223
2012	27,259
2013	27,296
2014	27,333
2015	22,808
Thereafter	6,211
Total long-term debt future principal payments	$238,130

Our debt-financing agreements bear interest at Euribor and London Interbank Offered Rate (LIBOR). A disruption of the credit environment, as previously experienced, could negatively impact interbank lending and, therefore, negatively impact both floating rates. An increase in the LIBOR rate would increase our cost of borrowing under our Revolving Credit Facility. An increase in the Euribor rate would not impact our cost of borrowing under our Malaysian Facility Agreement as we entered into an interest rate swap agreement to mitigate such risk.

Note 15. Commitments and Contingencies

Financial Guarantees

In the normal course of business, we occasionally enter into agreements with third parties under which we guarantee the performance of our subsidiaries related to certain service contracts, which may include services such as development, engineering, procurement of permits and equipment, construction management, and monitoring and maintenance related to solar power plants. These agreements meet the definition of a guarantee according to ASC 460, Guarantees. As of December 31, 2010 and December 26, 2009, none of these guarantees were material to our financial position.

Loan Guarantees

At December 31, 2010 and December 26, 2009, our only loan guarantees were guarantees of our own debt, as disclosed in Note 14. "Debt," to these consolidated financial statements.

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. As of December 31, 2010, our revolving credit facility provided us the capacity to issue up to $600.0 million in letters of credit at a fee equal to the applicable margin for eurocurrency revolving loans and a fronting fee. As of December 31, 2010, we had $126.4 million in letters of credit issued under the revolving credit facility, leaving a total remaining availability of $373.6 million, all of which can be used for the issuance of letters of credit. The majority of these letters of credit were supporting our systems business.

Lease Commitments

We lease our corporate headquarters in Tempe, Arizona and administrative, business and marketing development, customer support, and government affairs offices throughout the United States and Europe under non-cancelable operating leases. These leases require us to pay property taxes, common area maintenance, and certain other costs in addition to base rent. We also lease certain machinery and equipment under operating and capital leases. Future minimum payments under all of our non-cancelable leases are as follows as of December 31, 2010 (in thousands):

	Capital Leases	Operating Leases	Total
2011	$266	$6,889	$7,155
2012	355	9,441	9,796
2013	336	9,451	9,787
2014	281	9,038	9,319
2015	281	8,061	8,342
Thereafter	524	30,606	31,130
Total minimum lease payments	2,043	$73,486	$75,529
Less amounts representing interest	(307)
Present value of minimum lease payments	1,736
Less current portion of obligations under capital leases	(213)
Noncurrent portion of obligations under capital leases	$1,523

Our rent expense was $16.3 million, $9.6 million, and $6.2 million in each of the years ended December 31, 2010, December 26, 2009, and December 27, 2008, respectively.

Purchase Commitments

We purchase raw materials for inventory, services, and manufacturing equipment from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, we enter into agreements with suppliers that either allow us to procure goods and services when we choose or that establish purchase requirements. In certain instances, these latter agreements allow us the option to cancel, reschedule, or adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our recorded purchase commitments are firm, non-cancelable and unconditional. At December 31, 2010, our obligations under firm, non-cancelable, and unconditional agreements were $1,720.5 million, of which, $211.7 million was for commitments related to capital purchases. $428.7 million of our purchase obligations are due in fiscal 2011.

Product Warranties

We offer warranties on our products and record an estimate of the associated liability based on the number of solar modules under warranty, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of our solar modules, and our estimated per-module replacement cost.

Product warranty activity during the years ended December 31, 2010, December 26, 2009, and December 27, 2008 was as follows (in thousands):

	December 31, 2010	December 26, 2009	December 27, 2008
Product warranty liability, beginning of period	$22,583	$11,905	$7,276
Accruals for new warranties issued (warranty expense)	18,309	16,654	8,525
Settlements	(24,616)	(2,431)	(404)
Change in estimate of warranty liability	11,618	(3,545)	(3,492)
Product warranty liability, end of period	$27,894	$22,583	$11,905
Current portion of warranty liability	$11,226	$8,216	$4,040
Noncurrent portion of warranty liability	$16,668	$14,367	$7,865

Legal Matters

We are a party to legal matters and claims that are normal in the course of our operations. While we believe that the ultimate outcome of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows, the outcome of these matters is not determinable with certainty and negative outcomes may adversely affect us.

Sales Agreements

We are party to supply contracts for the sale of our solar modules with certain European solar power system project developers, system integrators, and operators. Under these contracts, we agree to provide each customer with solar modules totaling certain amounts of power generation capability during specified time periods. Our customers are entitled to certain remedies in the event of missed deliveries of the total kilowatt volume. These delivery commitments are established through a rolling four quarter forecast that defines the specific quantities to be purchased on a quarterly basis and schedules the individual shipments to be made to our customers. In the case of a late delivery, our customers are entitled to a maximum charge of up to 6% of the delinquent revenue. If we do not meet our annual minimum volume shipments, or a stipulated minimum average watts per module, our customers also have the right to terminate these contracts on a prospective basis.

Note 16. Stockholders’ Equity

Preferred Stock

We have authorized 30,000,000 shares of undesignated preferred stock, $0.001 par value, none of which was issued and outstanding at December 31, 2010. Our board of directors is authorized to determine the rights, preferences, and restrictions on any series of preferred stock that we may issue.

Common Stock

We have authorized 500,000,000 shares of common stock, $0.001 par value, of which 85,843,511 shares were issued and outstanding at December 31, 2010. Each share of common stock has the right to one vote. We have not declared or paid any dividends through December 31, 2010.

Note 17. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as an expense over the grant recipients’ requisite service periods, in accordance with ASC 718, Compensation - Stock Compensation. The share-based compensation expense that we recognized in our consolidated statements of operations for the years ended December 31, 2010, December 26, 2009, and December 27, 2008 was as follows (in thousands):

	2010	2009	2008
Share-based compensation expense included in:
Cost of sales	$27,895	$17,145	$12,216
Research and development	10,467	8,230	5,967
Selling, general and administrative	59,388	61,904	38,926
Production start-up	1,872	1,466	1,835
Total share-based compensation expense	$99,622	$88,745	$58,944

The increase in share-based compensation expense was primarily the result of new awards.

The following table presents our share-based compensation expense by type of award for the years ended December 31, 2010, December 26, 2009, and December 27, 2008 (in thousands):

	2010	2009	2008
Stock options	$2,530	$14,552	$15,983
Restricted stock units	96,307	71,130	42,418
Unrestricted stock	658	3,700	325
Net amount released from/(absorbed into) inventory	127	(637)	218
Total share-based compensation expense	$99,622	$88,745	$58,944

Share-based compensation cost capitalized in our inventory was $0.9 million, $1.0 million, and $0.3 million at December 31, 2010, December 26, 2009, and December 27, 2008, respectively. As of December 31, 2010, we had $0.8 million of unrecognized share-based compensation cost related to unvested stock option awards, which we expect to recognize as an expense over a weighted-average period of approximately 0.5 years, and $134.4 million of unrecognized share-based compensation cost related to unvested restricted stock units, which we expect to recognize as an expense over a weighted-average period of approximately 1.7 years.

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

During the years ended December 31, 2010, December 26, 2009, and December 27, 2008, we recognized an income tax benefit in our statement of operations of $29.7 million, $27.9 million, and $17.1 million, respectively, for share-based compensation costs incurred during those years.

Share-Based Compensation Plans

During 2003, we adopted our 2003 Unit Option Plan (the 2003 Plan). Under the 2003 Plan, we may grant non-qualified options to purchase common shares of First Solar, Inc. to associates of First Solar, Inc. (including any of its subsidiaries) and non-employee individuals and entities that provide services to First Solar, Inc. or any of its subsidiaries. The 2003 Plan is administered by a committee appointed by our board of directors, which is authorized to, among other things, determine who will receive grants and determine the exercise price and vesting schedule of the options. Our board of directors may amend, modify, or terminate the 2003 Plan without the approval of our stockholders. We may not grant awards under the 2003 Plan after 2013, which is the tenth anniversary of the plan’s approval by our stockholders. At December 31, 2010, 1,914,879 shares were available for grant under the 2003 Plan. We have not granted any awards under the 2003 Plan since the adoption of the 2006 Plan described below, nor do we anticipate granting any awards under this plan in the future.

During 2006, we adopted our 2006 Omnibus Incentive Compensation Plan (the 2006 Plan). Under the 2006 Plan, directors, associates, and consultants of First Solar, Inc. (including any of its subsidiaries) were eligible to participate. The 2006 Plan was administered by the compensation committee of our board of directors (or any other committee designated by our board of directors), which was authorized to, among other things, determine who would receive grants and determine the exercise price and vesting schedule of the awards made under the 2006 Plan. The 2006 Plan provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, performance units, cash incentive awards, and other equity-based and equity-related awards.

During 2010, the 2006 Plan was replaced by our 2010 Omnibus Incentive Compensation Plan (the 2010 Plan). Upon approval by our shareholders, the 2006 Plan share reserve was transferred to the 2010 Plan and any forfeitures under the 2006 Plan, become available for grant under the 2010 Plan.

The 2010 Plan differs from the 2006 Plan primarily in that the 2010 Plan (i) incorporates additional performance criteria applicable to performance compensation awards and enables us to grant "performance based compensation" within the meaning of Section 162(m) of the Internal Revenue Code, (ii) reflects changes in the law (such as Section 409A of the Internal Revenue

Code), and (iii) responds to other compensation and governance trends. Under the 2010 Plan, directors, officers, employees, and consultants of First Solar, Inc. (including any of its subsidiaries) are eligible to participate. The 2010 Plan is administered by the compensation committee of our board of directors (or any other committee designated by our board of directors), which is authorized to, among other things, determine who will receive grants and determine the exercise price and vesting schedule of the awards made under the plan. Our board of directors may amend, modify, or terminate the 2010 Plan without the approval of our stockholders, except stockholder approval is required for amendments that would increase the maximum number of shares of our common stock available for awards under the plan, increase the maximum number of shares of our common stock that may be delivered by incentive stock options, or modify the requirements for participation in the 2010 Plan.

The 2010 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, performance units, cash incentive awards, and other stock-based awards, dividends and dividend equivalents, and performance compensation awards. The maximum number of new shares of our common stock that may be delivered by awards granted under the 2010 Plan is 6,000,000, plus any shares that remain or otherwise become available under the terms of the 2006 Plan, of which, the maximum number that may be delivered by incentive stock options is 6,000,000. Also, the shares underlying forfeited, expired, terminated, or cancelled awards, or shares surrendered as payment for taxes required to be withheld become available for new award grants. We may not grant awards under the 2010 Plan after 2020, which is the tenth anniversary of the 2010 Plan's approval by our stockholders. At December 31, 2010, 8,087,457 shares were available for grant under the 2010 Plan.

Stock Options

Following is a summary of our stock options as of December 31, 2010 and changes during the year then ended:

		Weighted Average
	Number of Shares Under Option	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 26, 2009	978,701	$60.63
Options granted	—	$—
Options exercised	(454,761)	$20.62
Options forfeited or expired	(107,095)	$250.78
Options outstanding at December 31, 2010	416,845	$55.42	3.7	$34,822,790
Options vested and exercisable at December 31, 2010	273,270	$54.49	3.9	$22,869,230

Stock options granted under the 2003 Plan and 2006 Plan have various vesting provisions. Some cliff-vest, some vest ratably following the grant date, some vest at different rates during different portions of their vesting periods, and some vested on the date of grant. The total fair value of stock options vesting during the years ended December 31, 2010, December 26, 2009, and December 27, 2008 were $6.9 million, $13.4 million, and $33.9 million, respectively. During the years ended December 31, 2010, December 26, 2009, and December 27, 2008, we received net cash proceeds of $9.4 million, $6.0 million, and $16.0 million, respectively, from the exercise of employee options on our stock. The total intrinsic value of employee stock options exercised was $51.3 million, $71.0 million, and $675.5 million during the years ended December 31, 2010, December 26, 2009, and December 27, 2008, respectively.

The following table presents exercise price and remaining life information about options outstanding at December 31, 2010:

	Options Outstanding
			Weighted Average Remaining Contractual Term (Years)	Options Exercisable
Exercise Price Range	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
$2.06 - $4.54	67,987	$2.91	3.3	67,987	$2.91
$20.00	149,357	$20.00	2.9	68,201	$20.00
$27.78 - $32.81	15,123	$29.96	3.0	14,555	$29.85
$54.50	106,000	$54.50	3.2	68,500	$54.50
$55.56 - $181.77	68,378	$161.12	6.4	49,194	$159.97
$266.90	10,000	$266.90	4.6	4,833	$266.90
	416,845	$55.42	3.7	273,270	$54.49

We estimated the fair value of each stock option awarded on its grant date using the Black-Scholes-Merton closed-form option valuation formula, using the assumptions documented in the following table for the years ended December 26, 2009 and December 27, 2008:

	2009	2008
Price of our stock on grant date	$160.00	$$181.77 - $266.90
Stock option exercise price	$160.00	$$181.77 - $267.14
Expected life of option	5.0 years	4.0 - 6.0 years
Expected volatility of our stock	71%	70%
Risk-free interest rate	2.2%	2.6% - 3.4%
Expected dividend yield of our stock	0.0%	0.0%

During the year ended December 31, 2010, we did not grant any stock options. The weighted-average estimated grant-date fair value of the stock options that we granted during the years ended December 26, 2009 and December 27, 2008 were $95.35 and $113.01, respectively.

Our stock options expire seven to ten years from their grant date. We estimated the expected life, which represents our best estimate of the period of time from the grant date that we expect the stock options to remain outstanding, of all of our stock options for all periods presented using the simplified method specified in ASC 718. Under this method, we estimate the expected life of our stock options as the mid-point between their time to vest and their contractual terms. We applied the simplified method because we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited period of time our equity shares have been publicly traded and the significant variations in vesting and contractual terms of the options that we granted.

Because our stock has only been publicly traded for four years and because that time period has seen significant unusual stock market activity, we do not believe that we have a meaningful observable share-price volatility; therefore, we based our estimate of the expected volatility of our future stock price on that of similar publicly-traded companies, and we expect to continue to estimate our expected stock price volatility in this manner until such time as we might have adequate historical data to refer to from our own traded share prices. We used U.S. Treasury rates in effect at the time of the grants for the risk-free rates.

None of our stock options were granted outside of the Plans.

Restricted Stock Units

We began issuing restricted stock units in the second quarter of 2007 and all have been granted under the 2006 Plan and 2010 Plan. We issue shares to the holders of restricted units on the date the restricted stock units vest. The majority of shares issued are net of the statutory withholding requirements, which we pay on behalf of our associates. As a result, the actual number of shares issued will be less than the number of restricted stock units granted. Prior to vesting, restricted stock units do not have dividend equivalent rights and do not have voting rights, and the shares underlying the restricted stock units are not considered issued and outstanding.

Following is a summary of our restricted stock units as of December 31, 2010 and changes during the year then ended:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock units outstanding at December 26, 2009	1,126,238	$170.67
Restricted stock units granted	1,017,178	$112.49
Restricted stock units vesting	(256,274)	$171.36
Restricted stock units forfeited	(118,422)	$168.27
Restricted stock units outstanding at December 31, 2010	1,768,720	$137.27

We estimate the fair value of our restricted stock unit awards as our stock price on the grant date.

Stock Awards

During the years ended December 31, 2010, December 26, 2009, and December 27, 2008, we awarded 5,149, 3,126, and 1,384, respectively, fully vested, unrestricted shares of our common stock to the independent members of our board of directors. We recognized $0.7 million, $0.5 million, and $0.3 million share-based compensation expense for these awards during the years ended December 31, 2010, December 26, 2009, and December 27, 2008, respectively.

During the year ended December 26, 2009, we awarded 20,313 fully vested, unrestricted shares of our common stock to our new Chief Executive Officer as part of his employment agreement. We withheld 8,327 shares to satisfy certain tax withholding obligations, and as a result, issued 11,986 net shares. We recognized $3.3 million share-based compensation expense for this award.

Note 18. Benefit Plans

We offer a 401(k) retirement savings plan into which all of our U.S. associates (our term for employees) can voluntarily contribute a portion of their annual salaries and wages, subject to legally prescribed dollar limits. Our contributions to our associates’ plan accounts are made at the discretion of our board of directors and are based on a percentage of the participating associates’ contributions. During 2008, we matched half of the first 8% of the compensation that our associates contributed to the 401(k) Plan. Effective January 1, 2009, associate contributions were matched dollar-for-dollar up to the first 4%. Our contributions to the plans were $5.8 million, $4.5 million, and $2.0 million for the years ended December 31, 2010, December 26, 2009, and December 27, 2008, respectively. None of these benefit plans offered participants an option to invest in our common stock.

We also offer certain retirement savings plans to certain non-U.S. associates. These plans are managed in accordance with applicable local statutes and practices and are defined contribution plans. Our contributions to these plans were $1.0 million, $0.8 million, and $0.5 million during the years ended December 31, 2010, December 26, 2009, and December 27, 2008, respectively.

Note 19. Income Taxes

The components of our income tax expense (benefit) were as follows (in thousands):

	December 31, 2010	December 26, 2009	December 27, 2008
Current expense:
Federal	$92,728	$20,872	$27,328
State	696	123	1,312
Foreign	62,492	60,210	99,780
Total current expense	155,916	81,205	128,420
Deferred expense (benefit):
Federal	(56,018)	(34,296)	(14,388)
State	(5,231)	(5,732)	(163)
Foreign	3,209	4,999	1,577
Total deferred benefit	(58,040)	(35,029)	(12,974)
Total income tax expense	$97,876	$46,176	$115,446

The current tax expense listed above does not reflect income tax benefits of $61.6 million, $1.3 million, and $28.7 million for the years ended December 31, 2010, December 26, 2009, and December 27, 2008, respectively, related to excess tax deductions on share-based compensation because we recorded these benefits directly to additional paid-in capital, pursuant to ASC 740, Income Taxes, and ASC 718, Compensation - Stock Compensation.

The U.S. and non-U.S. components of our income before income taxes were as follows (in thousands):

	December 31, 2010	December 26, 2009	December 27, 2008
U.S. income (loss)	$43,737	$(25,588)	$42,917
Non-U.S. income	718,340	711,902	420,859
Income before income taxes	$762,077	$686,314	$463,776

On August 10, 2010, Congress enacted the Education Jobs & Medicaid Assistance Act (H.R. 1586). HR 1586 includes significant international tax revenue raisers which are generally effective January 1, 2011. These tax provisions generally attempt to limit a taxpayer's ability to fully claim tax credits for previously paid foreign taxes in determining one's U.S. income tax liability. In advance of the effective date of this legislation we decided to repatriate approximately $300 million of earnings from certain of our foreign subsidiaries to the United States. As a result of this repatriation, we have included in our year end 2010 results a one-time non-cash income tax charge of $13.8 million, or $0.16 per share. Except for our decision to repatriate approximately $300 million as of December 31, 2010, we continue to indefinitely invest outside the United States undistributed earnings from our non-U.S. subsidiaries.

Our Malaysian subsidiary has been granted a long-term tax holiday that expires in 2027, which was originally scheduled to commence on January 1, 2009. The tax holiday, which generally provides for a 100% exemption from Malaysian income tax, is conditional upon our continued compliance in meeting certain employment and investment thresholds. During 2009, we received formal approval granting our request to pull forward this previously approved tax holiday by one year to cover our 2008 operating profits; the result of which was an $11.5 million reduction in the amount of income taxes previously accrued during the year ended December 27, 2008. As a result, we recognized an income tax benefit of $11.5 million during 2009. During 2010, in connection with the expansion of our Malaysian manufacturing operations, we were granted an extension of the previously approved tax holiday by three years, contingent upon meeting additional investment requirements.

Our effective tax rates were 12.8% and 6.7% for the years ended December 31, 2010 and December 26, 2009, respectively. Our estimated annual effective tax rate was higher during 2010 compared with 2009 mainly due to the $13.8 million tax charge in 2010, the $11.5 million tax benefit in 2009 discussed above, and a greater percentage of profits earned in jurisdictions with higher tax rates. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate primarily due to the benefit associated with foreign income taxed at lower rates and the beneficial impact of the Malaysian tax holiday.

Our income tax results differed from the amount computed by applying the U.S. statutory federal income tax rate of 35% to our income before income taxes for the following reasons (in thousands):

	December 31, 2010		December 26, 2009		December 27, 2008
	Tax	Percent	Tax	Percent	Tax	Percent
Statutory income tax expense	$266,727	35.0%	$240,210	35.0%	$162,322	35.0%
Non-deductible expenses	7,261	1.0%	6,443	0.9%	4,590	1.0%
State tax, net of federal benefit	(2,917)	(0.4)%	(5,200)	(0.8)%	(500)	(0.1)%
Effect of tax holiday	(139,141)	(18.3)%	(132,823)	(19.2)%	(20,464)	(4.4)%
Pull forward of Malaysian tax holiday	—	—%	(11,519)	(1.7)%	—	—%
Foreign tax rate differential	(46,865)	(6.1)%	(45,657)	(6.7)%	(31,347)	(6.8)%
Tax credits	(1,989)	(0.3)%	(5,567)	(0.8)%	(4,736)	(1.0)%
Repatriation	13,804	1.8%	—	—%	—	—%
Other	(605)	(0.1)%	(1,804)	(0.3)%	5,080	1.1%
Impact of changes in valuation allowance	1,601	0.2%	2,093	0.3%	501	0.1%
Reported income tax expense	$97,876	12.8%	$46,176	6.7%	$115,446	24.9%

For the year ended December 31, 2010, the tax benefit from the foreign tax rate differential primarily relates to our income generated in Germany and Malaysia calculated at statutory tax rates of 28.6% and 25.0%, respectively, compared to the U.S. statutory tax rate of 35.0%. For the year ended December 26, 2009, the tax benefit from the foreign tax rate differential primarily relates to our income generated in Germany and Malaysia calculated at statutory tax rates of 28.5% and 25.0%, respectively, compared to the U.S. statutory tax rate of 35.0%. For the year ended December 27, 2008, the tax benefit from the foreign tax rate differential primarily relates to our income generated in Germany and Malaysia calculated at statutory tax rates of 28.4% and 26.0%, respectively, compared to the U.S. statutory tax rate of 35.0%.

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

	December 31, 2010	December 26, 2009
Deferred tax assets:
Goodwill	$28,495	$30,909
Economic development funding	3,806	6,301
Compensation	34,500	33,179
Accrued expenses	16,618	12,596
Tax credits	95,067	25,225
Net operating losses	48,362	58,317
Inventory	7,146	6,411
Deferred expenses	21,793	10,044
Other	1,196	1,120
Deferred tax assets, gross	256,983	184,102
Valuation allowance	(4,791)	(3,190)
Deferred tax assets, net of valuation allowance	252,192	180,912
Deferred tax liabilities:
Capitalized interest	(2,577)	(2,920)
Property, plant and equipment	(16,920)	(13,804)
Acquisition accounting / basis difference	(18,853)	(25,697)
Investment in foreign subsidiaries	(6,600)	—
Deferred tax liabilities	(44,950)	(42,421)
Net deferred tax assets and liabilities	$207,242	$138,491

Changes in our valuation allowance against our deferred tax assets were as follows during the years ended December 31, 2010 and December 26, 2009 (in thousands):

	2010	2009
Valuation allowance, beginning of year	$3,190	$1,097
Additions	1,601	2,093
Reversals	—	—
Valuation allowance, end of year	$4,791	$3,190

We maintained a valuation allowance of $4.8 million and $3.2 million as of December 31, 2010 and December 26, 2009, respectively, against certain of our deferred tax assets, as it is more likely than not that such amounts will not be fully realized. During the years ended December 31, 2010 and December 26, 2009, we increased our valuation allowance related primarily to certain foreign and state net operating loss carryforwards.

We have not provided for $448.1 million of deferred income taxes on $1,340.2 million of undistributed earnings from non-U.S. subsidiaries because such amounts are indefinitely invested outside the United States as of December 31, 2010. These taxes would be required to be recognized when and if we determine that these amounts are not indefinitely reinvested outside the U.S.

At December 31, 2010, we had federal and aggregate state net operating loss carryforwards of $684.8 million and $140.3 million, respectively. At December 26, 2009, we had federal and aggregate state net operating loss carryforwards of $849.3 million and $138.8 million, respectively. These federal and aggregate state net operating loss carryforwards include $108.1 million and $22.6 million, respectively, from the acquisition of OptiSolar Inc. If not used, the federal net operating loss will expire beginning in 2027 and the state net operating loss will begin to expire in 2012. The utilization of a portion of our net operating loss carryforwards is subject to an annual limitation under Section 382 of the Internal Revenue Code due to a change of ownership. However, we do not believe such annual limitation will impact our realization of the net operating loss carryforwards. Our deferred tax assets at December 31, 2010 do not include $199.5 million of excess tax deductions from employee stock option exercises and vested restricted stock units that comprise our net operating loss carryovers. Our equity will be increased by up to $199.5 million if and when we ultimately realize these excess tax benefits.

At December 31, 2010 we had federal and state research and development credit carryovers of $15.5 million and U.S. foreign tax credit carryovers of $132.0 million available to reduce future federal and state income tax liabilities. If not used, the research and development credits and foreign tax credits will begin to expire in 2027 through 2030 and 2017 through 2020, respectively.

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows (in thousands):

	December 31, 2010	December 26, 2009	December 27, 2008
Unrecognized tax benefits, beginning of year	$37,222	$7,534	$2,465
Increases related to prior year tax positions	—	6,560	777
Decreases related to prior year tax positions	(353)	—	(1,677)
Decreases related to settlements	—	—	(469)
Increase due to business combination	—	2,170	—
Increases related to current tax positions	31,036	20,958	6,438
Unrecognized tax benefits, end of year	$67,905	$37,222	$7,534

The entire amount of unrecognized tax benefits, if recognized, would reduce our annual effective tax rate. The amounts of unrecognized tax benefits listed above are based on the recognition and measurement criteria of FIN 48, now codified in ASC 740. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of uncertain tax positions may result in liabilities that could be materially different from these estimates. In such an event, we will record additional tax expense or tax benefit in the period in which such resolution occurs. Our policy is to recognize any interest and penalties that we might incur related to our tax positions as of component of income tax expense. We did not accrue any potential penalties and interest related to these unrecognized tax benefits during 2010, 2009, or 2008. We do not expect that our unrecognized tax benefits will significantly change within the next twelve months for tax positions taken or to be taken for periods through December 31, 2010.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which we operate:

Tax Years
Germany	2007 – 2010
Malaysia	2007 – 2010
United States	2007 – 2010

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

Note 20. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including employee stock options, restricted stock units, and contingently issuable shares.

The calculation of basic and diluted net income per share for the years ended December 31, 2010, December 26, 2009, and December 27, 2008 was as follows (in thousands, except per share amounts):

	2010	2009	2008
Basic net income per share
Numerator:
Net income	$664,201	$640,138	$348,330
Denominator:
Weighted-average common stock outstanding	84,891	83,500	80,178
Diluted net income per share
Denominator:
Weighted-average common stock outstanding	84,891	83,500	80,178
Effect of stock options, restricted stock units outstanding, and contingent issuable shares	1,600	1,544	1,946
Weighted-average shares used in computing diluted net income per share	86,491	85,044	82,124

	2010	2009	2008
Per share information - basic:
Net income per share	$7.82	$7.67	$4.34

Per share information - diluted:
Net income per share	$7.68	$7.53	$4.24

The following number of outstanding employee stock options and restricted stock units were excluded from the computation of diluted net income per share for the years ended December 31, 2010, December 26, 2009, and December 27, 2008 as they would have had an antidilutive effect (in thousands):

	2010	2009	2008
Restricted stock units and options to purchase common stock	118	216	192

Note 21. Comprehensive Income

Comprehensive income, which includes foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, and unrealized gains and losses on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity, was as follows for the years ended December 31, 2010, December 26, 2009, and December 27, 2008 (in thousands):

	2010	2009	2008
Net income	$664,201	$640,138	$348,330
Foreign currency translation adjustments	(35,825)	13,303	(13,943)
Change in unrealized gain on marketable securities, net of tax	3,820	1,689	234
Change in unrealized gain (loss) on derivative instruments, net of tax	14,358	(167)	(15,230)
Comprehensive income	$646,554	$654,963	$319,391

Components of accumulated other comprehensive loss at December 31, 2010 and December 26, 2009 were as follows (in thousands):

	2010	2009
Foreign currency translation adjustments	$(30,347)	$5,478
Unrealized gain on marketable securities, net of tax	5,771	1,951
Unrealized loss on derivative instruments, net of tax	(2,667)	(17,025)
Accumulated other comprehensive loss	$(27,243)	$(9,596)

Note 22. Statement of Cash Flows

The following table presents a reconciliation of net income to net cash provided by operating activities for the years ended December 31, 2010, December 26, 2009, and December 27, 2008 (in thousands):

	2010	2009	2008
Net income	$664,201	$640,138	$348,330
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	156,093	129,628	59,518
Impairment of assets and liabilities	5,692	1,118	2,328
Impairment of project assets	5,277	—	—
Share-based compensation	99,622	88,745	58,944
Remeasurement of monetary assets and liabilities	625	(2,696)	32
Deferred income taxes	(58,040)	(35,029)	(12,974)
Excess tax benefits from share-based compensation arrangements	(69,367)	(4,892)	(28,661)
Provision for doubtful accounts receivable	(990)	990	(5)
Inventory valuation adjustment	—	—	2,548
Gain on sales of investments, net	(336)	(110)	(189)
Gain on sale of related party equity investment	(3,596)	—	—
Other operating activities	(1,504)	1,551	—
Changes in operating assets and liabilities:
Accounts receivable, trade	(90,349)	(153,312)	(40,852)
Accounts receivable, unbilled	(1,424)	56	(108)
Inventories	(69,680)	(52,058)	(84,762)
Project assets	(47,995)	(12,546)	—
Prepaid expenses and other current assets	(41,394)	(28,476)	(46,055)
Other assets	(8,911)	(5,320)	(4,935)
Accounts payable, accrued expenses, and all other liabilities	167,568	107,406	209,908
Total adjustments	41,291	35,055	114,737
Net cash provided by operating activities	$705,492	$675,193	$463,067

Note 23. Segment and Geographical Information

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

Our second segment is our fully integrated systems business, through which we provide a complete PV solar power system, which includes project development, EPC services, O&M services, when applicable, and project finance, when required. Our systems segment sells solar power systems, all of which use our solar modules, directly to investor owned utilities, independent power developers and producers, commercial and industrial companies, and other system owners who purchase completed solar power plants, EPC services, and/or O&M services from us.

Our CODM, consisting of our senior executive staff, views the sale of solar modules from the components segment as the core driver of our profitability, return on net assets, and cash throughput; and as a result, we view our systems segment as an enabler to drive module throughput. Therefore, we operate our systems segment with the objective to achieve break-even results before income taxes. In our operating segment financial disclosures, we include the sale of our solar modules manufactured by our components segment and installed in projects sold by our systems segment in “Net sales” of our components business.

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

We also allocate the cost of sales value recognized for the solar modules in the systems business arrangements to the components business. The cost of solar modules is composed of inventory cost without any inter-company profit.

Our systems business has certain of its own dedicated administrative key functions, such as accounting, legal, finance, project finance, human resource, procurement, and marketing. Costs for these functions are recorded and included within selling, general and administrative costs for our systems segment. Our corporate key functions consist primarily of company-wide corporate tax, corporate treasury, corporate accounting/finance, corporate legal, investor relations, corporate communications, and executive management functions. We allocate corporate costs to the components segment as part of selling, general and administrative costs, since this segment currently benefits the most from the corporate functions.

In the event segment gross profit from our systems segment (after allocating the revenue from solar modules and the related cost of sales to the components segment) is less than operating expenses in a given quarter, then the components business will compensate the systems segment for the temporary shortfall. A typical shortfall can result from (i) the timing and amount of revenue recognition in comparison to the amount of fixed costs incurred in a given quarter, or (ii) a larger amount of other-than-temporary project asset impairment in any given quarter. The systems segment repays these cumulative temporary shortfalls in fiscal quarters in which its segment gross profit exceeds operating expenses. Any surplus segment income before income taxes for any given quarter after such repayment, would then trigger an additional allocation of revenue from the systems segment to the components segment to achieve break-even results based on how our CODM views these segments.

Compensation by the components segment to our systems segment during the years ended December 31, 2010 and December 26, 2009 was $37.2 million and $20.6 million, respectively. Repayment of prior period compensation by the systems segment to the components segment during the years December 31, 2010 and December 26, 2009 was $26.4 million and $3.1 million, respectively. Additional revenue allocated from the systems segment to the components segment during the year ended December 31, 2010 was $14.2 million and none during the year ended December 26, 2009.

Financial information about our segments during the years ended December 31, 2010, December 26, 2009, and December 27, 2008 was as follows (in thousands):

	Fiscal Year Ended
	December 31, 2010
	Components	Systems	Total
Net sales	$2,185,165	$378,350	$2,563,515
Gross profit	$1,106,629	$78,217	$1,184,846
Income before income taxes	$762,077	$—	$762,077
Goodwill	$393,365	$39,923	$433,288
Total assets	$3,730,755	$649,648	$4,380,403

	Fiscal Year Ended
	December 26, 2009
	Components	Systems	Total
Net sales	$1,965,437	$100,763	$2,066,200
Gross profit	$1,037,398	$7,184	$1,044,582
Income before income taxes	$686,314	$—	$686,314
Goodwill	$251,275	$35,240	$286,515
Total assets	$3,027,703	$321,809	$3,349,512

	Fiscal Year Ended
	December 27, 2008
	Components	Systems	Total
Net sales	$1,195,803	$50,498	$1,246,301
Gross profit	$660,160	$18,233	$678,393
Income before income taxes	$463,776	$—	$463,776
Goodwill	$—	$33,829	$33,829
Total assets	$2,029,220	$85,282	$2,114,502

In the preceding tables, reported net sales, gross profit, income before income taxes, and total assets for the years ended December 26, 2009 and December 27, 2008 have been reclassified to conform to the revised presentation of segment information.

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems revenue recognized for the years ended December 31, 2010, December 26, 2009, and December 27, 2008. For the purposes of the following table, (i) "Solar module revenue" is composed of total revenues from the sale of solar modules to third parties, and (ii) "Solar power system revenue" is composed of total revenues from the sale of complete solar power systems and related services including the solar modules installed in the solar power system.

(Dollars in thousands)	2010	2009	2008
Solar module revenue	$1,986,746	$1,903,765	$1,192,265
Solar power system revenue	576,769	162,435	54,036
Total net sales	$2,563,515	$2,066,200	$1,246,301

The following table presents net sales for the years ended December 31, 2010, December 26, 2009, and December 27, 2008 by geographic region, which is based on the customer country of invoicing (in thousands):

	2010	2009	2008
Germany	$1,177,981	$1,334,061	$919,335
France	363,658	249,313	109,962
United States	333,844	136,944	63,117
Canada	312,672	132,023	—
All other foreign countries	375,360	213,859	153,887
Net sales	$2,563,515	$2,066,200	$1,246,301

The following table presents long-lived assets, excluding financial instruments, deferred tax assets, investment in related party, goodwill, and intangible assets at December 31, 2010, December 26, 2009, and December 27, 2008 by geographic region, based on the physical location of the assets (in thousands):

	2010	2009	2008
Malaysia	$871,527	$568,534	$592,262
United States	627,733	383,343	162,651
Germany	170,787	91,692	87,709
All other foreign countries	80,882	76,628	—
Long-lived assets	$1,750,929	$1,120,197	$842,622

Note 24. Concentrations of Credit and Other Risks

Customer Concentration. The following customers each comprised 10% or more of our total net sales during the years ended December 31, 2010, December 26, 2009, and December 27, 2008 and/or 10% or more of our total accounts receivable during the years ended December 31, 2010 and December 26, 2009 (dollars in thousands):

	2010				2009				2008
	Net Sales	% of Total NS	A/R Outstanding	% of Total A/R	Net Sales	% of Total NS	A/R Outstanding	% of Total A/R	Net Sales	% of Total NS
Customer #1	$393,758	15%	$51,267	17%	$356,068	17%	*	*	$231,557	19%
Customer #2	$317,485	12%	$36,471	12%	$261,314	13%	$41,608	18%	*	*
Customer #3	$293,426	11%	*	*	*	*	*	*	*	*
Customer #4	*	*	$37,306	12%	*	*	*	*	*	*
Customer #5	*	*	$34,762	11%	*	*	*	*	$135,232	11%
Customer #6	*	*	*	*	$264,744	13%	*	*	$143,857	12%
Customer #7	*	*	*	*	*	*	$26,929	12%	$138,822	11%
Customer #8	*	*	*	*	*	*	$25,488	11%	*	*
Customer #9	*	*	*	*	*	*	*	*	$149,946	12%

*    Net sales and/or accounts receivable to these customers were less than 10% of our total net sales and/or accounts receivable during this period.

Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk are primarily cash, cash equivalents, investments, trade accounts receivable, interest rate swap agreements, and derivative instruments. We place cash, cash equivalents, and investments with high-credit quality institutions and limit the amount of credit risk from any one counterparty. As previously noted, our net sales are primarily concentrated among three customers. We monitor the financial condition of our customers and perform credit evaluations whenever deemed necessary. As of December 31, 2010, we had received bank guarantees from ten of our customers securing accounts receivable as required by our Supply Contracts. Further, we amended certain of our customers’ Supply Contracts to extend their payment terms from net 10 days to net 45 days at the end of the first quarter of 2009. We have generally not required collateral for our sales on account.

Geographic Risk. Our solar modules are presently predominantly sold to our customers for use in solar power systems concentrated in a single geographic region, Germany. This concentration of our sales in one geographic region exposes us to local economic risks and local public policy and regulatory risk in Germany.

Production. Our products include components that are available from a limited number of suppliers or sources. Shortages of essential components could occur due to interruptions of supply or increases in demand and could impair our ability to meet demand for our products. Our modules are presently produced in facilities in Perrysburg, Ohio, Frankfurt/Oder, Germany, and Kulim, Malaysia. Damage to or disruption of facilities could interrupt our business and impair our ability to generate sales.

International Operations. During the year ended December 31, 2010, we derived 87% of our net sales from sales outside our country of domicile, the United States. Therefore, our financial performance could be affected by events such as changes in foreign currency exchange rates, trade protection measures, long accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions.

Note 25. Subsequent Events

On January 7, 2011, we acquired Ray Tracker, Inc., a tracking technology and PV balance-of-systems company. The acquisition of Ray Tracker, Inc. was not material to our financial position, results of operations, or cash flows.

On February 11, 2011 we were approved to receive taxable investment incentives ("Investitionszuschüsse") of approximately €6.3 million ($8.4 million at the balance sheet close rate rate on December 31, 2010 of $1.33/€1.00) from the State of Brandenburg, Germany. These funds will reimburse us for certain costs incurred building our expansion of our manufacturing plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Receipt of these incentives is conditional upon the State of Brandenburg having sufficient funds allocated to this program to pay the reimbursements we claim. In addition, we are required to operate our facility for a minimum of five years. Our incentive approval expires on December 31, 2012.

INDEX TO EXHIBITS

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K:

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of First Solar, Inc.	S-1/A	333-135574	9/18/06	3.1
3.2		Amended and Restated By-Laws of First Solar, Inc.	10-Q	001-33156	11/1/10	3.1
4.1		Loan Agreement dated December 1, 2003, among First Solar US Manufacturing, LLC, First Solar Property, LLC and the Director of Development of the State of Ohio	S-1/A	333-135574	9/18/06	4.2
4.2		Loan Agreement dated July 1, 2005, among First Solar US Manufacturing, LLC, First Solar Property, LLC and Director of Development of the State of Ohio	S-1/A	333-135574	9/18/06	4.3
4.3		Waiver Letter dated June 5, 2006, from the Director of Development of the State of Ohio	S-1/A	333-135574	10/10/06	4.16
4.4	†	Facility Agreement dated May 6, 2008 between First Solar Malaysia Sdn. Bhd., as borrower, and IKB Deutsche Industriebank AG, as arranger, NATIXIS Zweigniederlassung Deutschland, as facility agent and original lender, AKA Ausfuhrkredit-Gesellschaft mbH, as original lender, and NATIXIS Labuan Branch as security agent	8-K	001-33156	5/12/08	10.1
4.5		First Demand Guaranty dated May 6, 2008 by First Solar Inc, as guarantor, in favor of IKB Deutsche Industriebank AG, NATIXIS Zweigniederlassung Deutschland, AKA Ausfuhrkredit-Gesellschaft mbH and NATIXIS Labuan Branch	8-K	001-33156	5/12/08	10.2
4.6		Credit Agreement, dated as of September 4, 2009, among First Solar, Inc., First Solar Manufacturing GmbH, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America and The Royal Bank of Scotland plc, as Documentation Agents, and Credit Suisse, Cayman Islands Branch, as Syndication Agent	8-K	001-33156	9/10/09	10.1
4.7		Charge of Company Shares, dated as of September 4, 2009, between First Solar, Inc., as Chargor, and JPMorgan Chase Bank, N.A., as Security Agent, relating to 66% of the shares of First Solar FE Holdings Pte. Ltd. (Singapore)	8-K	001-33156	9/10/09	10.2
4.8		German Share Pledge Agreements, dated as of September 4, 2009, between First Solar, Inc., First Solar Holdings GmbH, First Solar Manufacturing GmbH, First Solar GmbH, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.3
4.9		Guarantee and Collateral Agreement, dated as of September 4, 2009, by First Solar, Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.4
4.10		Guarantee, dated as of September 8, 2009, between First Solar Holdings GmbH, First Solar GmbH, First Solar Manufacturing GmbH, as German Guarantors, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.5
4.11		Assignment Agreement, dated as of September 4, 2009, between First Solar Holdings GmbH and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.6
4.12		Assignment Agreement, dated as of September 4, 2009, between First Solar GmbH and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.7
4.13		Assignment Agreement, dated as of September 8, 2009, between First Solar Manufacturing GmbH and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.8
4.14		Security Trust Agreement, dated as of September 4, 2009, between First Solar, Inc., First Solar Holdings GmbH, First Solar GmbH, First Solar Manufacturing GmbH, as Security Grantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Secured Parties party thereto	8-K	001-33156	9/10/09	10.9

4.15		Amended and Restated Credit Agreement, dated as of October 15, 2010, among First Solar, Inc., the borrowing subsidiaries party thereto, the lenders party thereto, Bank of America N.A. and The Royal Bank of Scotland PLC, as documentation agents, Credit Suisse, Cayman Islands Branch, as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33156	10/20/10	10.1
10.1	†	Framework Agreement on the Sale and Purchase of Solar Modules dated April 10, 2006, between First Solar GmbH and Blitzstrom GmbH	S-1/A	333-135574	11/8/06	10.1
10.2	†	Amendment to the Framework Agreement dated April 10, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Blitzstrom GmbH	10-K	001-33156	3/16/07	10.02
10.3	†	Framework Agreement on the Sale and Purchase of Solar Modules dated April 11, 2006, between First Solar GmbH and Conergy AG	S-1/A	333-135574	11/8/06	10.2
10.4	†	Amendment to the Framework Agreement dated April 11, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Conergy AG	10-K	001-33156	3/16/07	10.04
10.5	†	Framework Agreement on the Sale and Purchase of Solar Modules dated April 5, 2006, between First Solar GmbH and Gehrlicher Umweltschonende Energiesysteme GmbH	S-1/A	333-135574	11/8/06	10.3
10.6	†	Amendment to the Framework Agreement dated April 5, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Gehrlicher Umweltschonende Energiesysteme GmbH	10-K	001-33156	3/16/07	10.06
10.7	†	Framework Agreement on the Sale and Purchase of Solar Modules dated April 9, 2006, among First Solar GmbH, Juwi Holding AG, JuWi Handels Verwaltungs GmbH & Co. KG and juwi solar GmbH	S-1/A	333-135574	11/8/06	10.4
10.8	†	Amendment to the Framework Agreement dated April 9, 2006 on the Sale and Purchase of Solar Modules among First Solar GmbH, Juwi Holding AG, JuWi Handels Verwaltungs GmbH & Co. KG and juwi solar GmbH	10-K	001-33156	3/16/07	10.08
10.9	†	Framework Agreement on the Sale and Purchase of Solar Modules dated March 30, 2006, between First Solar GmbH and Phönix Sonnenstrom AG	S-1/A	333-135574	11/8/06	10.5
10.10	†	Amendment to the Framework Agreement dated March 30, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Phönix Sonnenstrom AG	10-K	001-33156	3/16/07	10.10
10.11	†	Framework Agreement on the Sale and Purchase of Solar Modules dated April 7, 2006, between First Solar GmbH and Colexon Energy AG	S-1/A	333-135574	11/8/06	10.6
10.12	†	Amendment to the Framework Agreement dated April 7, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Colexon Energy AG	10-K	001-33156	3/16/07	10.12
10.13		Guarantee Agreement between Michael J. Ahearn and IKB Deutsche Industriebank AG	S-1/A	333-135574	9/18/06	10.7
10.14		Grant Decision dated July 26, 2006, between First Solar Manufacturing GmbH and InvestitionsBank des Landes Brandenburg	S-1/A	333-135574	10/10/06	10.9
10.15		2003 Unit Option Plan	S-1/A	333-135574	9/18/06	4.14
10.16		Form of 2003 Unit Option Plan Agreement	S-1/A	333-135574	9/18/06	4.15
10.17		Amended and Restated 2006 Omnibus Incentive Compensation Plan	10-Q	001-33156	5/1/09	10.2
10.18		Form of Change in Control Severance Agreement	S-1/A	333-135574	10/25/06	10.15
10.19		Guaranty dated February 5, 2003	S-1/A	333-135574	10/25/06	10.16
10.20		Form of Director and Officer Indemnification Agreement	S-1/A	333-135574	10/25/06	10.17
10.21		Amended and Restated Employment Agreement and Amended and Restated Change in Control Agreement dated November 3, 2008, between First Solar, Inc. and Michael J. Ahearn	10-Q	001-33156	10/31/08	10.01
10.22		Amended and Restated Employment Agreement and Amended and Restated Change in Control Agreement dated November 3, 2008, between First Solar, Inc. and John Carrington	10-Q	001-33156	10/31/08	10.02

10.23	Amended and Restated Employment Agreement and Amended and Restated Change in Control Agreement dated November 11, 2008, between First Solar, Inc. and Bruce Sohn	10-K	001-33156	2/25/09	10.33
10.24	Amended and Restated Employment Agreement and Amended and Restated Change in Control Agreement dated December 29, 2008, between First Solar, Inc. and John T. Gaffney	10-K	001-33156	2/25/09	10.34
10.25	Amended and Restated Employment Agreement and Amended and Restated Change in Control Agreement dated December 30, 2008 between First Solar, Inc. and Jens Meyerhoff	10-K	001-33156	2/25/09	10.35
10.26	Employment Agreement and Change in Control Severance Agreement, each dated February 20, 2009, between First Solar, Inc. and Mary Elizabeth Gustafsson	10-K	001-33156	2/25/09	10.36
10.27	Employment Agreement and Change in Control Severance Agreement, each dated as of September 9, 2009, between First Solar, Inc. and Robert J. Gillette	8-K	001-33156	9/10/09	10.1
10.28	Amended and Restated Employment Agreement and Amended and Restated Change in Control Severance Agreement, each dated as of December 1, 2008, between First Solar, Inc. and David Eaglesham	10-K	001-33156	2/22/10	10.28
10.29	Amended and Restated Employment Agreement dated as of December 1, 2008, between First, Solar Inc. and James Zhu	10-K	001-33156	2/22/10	10.29
10.30	Amended and Restated Employment Agreement and Amended and Restated Change in Control Severance Agreement, each dated as of December 15, 2008, between First Solar Inc. and Carol Campbell	10-K	001-33156	2/22/10	10.3
10.31	Employment Agreement and Change in Control Severance Agreement, each dated December 14, 2009, between First Solar, Inc. and T.L. Kallenbach	10-K	001-33156	2/22/10	10.31
10.32	Amendment to Employment Agreement, effective as of July 28, 2009, between First Solar, Inc. and Bruce Sohn	10-K	001-33156	2/22/10	10.32
10.33	Amendment to Employment Agreement, effective as of July 28, 2009, between First Solar, Inc. and Jens Meyerhoff	10-K	001-33156	2/22/10	10.33
10.34	Amendment to Employment Agreement, effective as of July 28, 2009, between First Solar, Inc. and John Carrington	10-K	001-33156	2/22/10	10.34
10.35	Amendment to Employment Agreement, effective as of July 28, 2009, between First Solar, Inc. and Mary Elizabeth Gustafsson	10-K	001-33156	2/22/10	10.35
10.36	Amendment to Employment Agreement, effective as of July 28, 2009, between First Solar, Inc. and Carol Campbell	10-K	001-33156	2/22/10	10.36
10.37	Amendment to Employment Agreement, effective as of November 2, 2009, between First Solar, Inc. and David Eaglesham	10-K	001-33156	2/22/10	10.37
10.38	Amendment to Employment Agreement, effective as of November 2, 2009, between First Solar, Inc. and Carol Campbell	10-K	001-33156	2/22/10	10.38
10.39	Amendment to Employment Agreement, effective as of November 2, 2009, between First Solar, Inc. and James Zhu	10-K	001-33156	2/22/10	10.39
10.40	Amendment to Employment Agreement, effective as of November 16, 2009, between First Solar, Inc. and Mary Elizabeth Gustafsson	10-K	001-33156	2/22/10	10.4
10.41	Amendment to Employment Agreement, effective as of October 1, 2009, between First Solar, Inc. and Michael J. Ahearn	10-K	001-33156	2/22/10	10.41
10.42	Agreement and Plan of Merger dated as of March 2, 2009 by and among First Solar Inc., First Solar Acquisition Corp., OptiSolar Inc. and OptiSolar Holdings LLC	10-Q	001-33156	5/1/09	10.1
10.43	First Solar, Inc. 2010 Omnibus Incentive Compensation Plan	DEF 14A	001-33156	4/20/10	App. A
10.44	First Solar, Inc. Associate Stock Purchase Plan	DEF 14A	001-33156	4/20/10	App. B
10.45	Agreement and Plan of Merger, dated as of April 27, 2010, by and among First Solar, Inc., Jefferson Merger Sub, LLC, NextLight Renewable Power LLC, Energy Capital Partners I, LP, Energy Partners I-A, LP Energy Capital Partners I-B IP, LP, and Energy Capital Partners I (WD IP), LP	8-K	001-33156	4/28/10	2.1

10.46		Amendment to Employment and Non-Solicitation Agreement, effective as of July 1, 2010, between First Solar, Inc. and Jens Meyerhoff	—	—	—	—	X
10.47		Amendment to Employment Agreement, effective as of December 7, 2010, between First Solar, Inc. and James Zhu	—	—	—	—	X
14.1		Code of Ethics	10-K	001-33156	3/16/07	14
21.1		List of Subsidiaries of First Solar, Inc	—	—	—	—	X
23.1		Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.01		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended	—	—	—	—	X
31.02		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended	—	—	—	—	X
32.01	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	—	—	—	—	X
101.INS		XBRL Instance Document	—	—	—	—	X
101.SCH		XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.DEF		XBRL Definition Linkbase Document	—	—	—	—	X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.LAB		XBRL Taxonomy Label Linkbase Document	—	—	—	—	X
101.PRE		XBLR Taxonomy Extension Presentation Document	—	—	—	—	X

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