Form 10-Q
period 2011-03-31
FIRST SOLAR, INC.
filed 2011-05-05
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-33156
`
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

As of April 29, 2011, 86,160,700 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2011	March 27, 2010
Net sales	$567,293	$567,961
Cost of sales	307,628	285,925
Gross profit	259,665	282,036
Operating expenses:
Research and development	31,351	22,888
Selling, general and administrative	87,000	66,864
Production start-up	11,931	1,143
Total operating expenses	130,282	90,895
Operating income	129,383	191,141
Foreign currency gain (loss)	950	(696)
Interest income	3,023	5,648
Interest expense, net	—	—
Other expense, net	(349)	(734)
Income before income taxes	133,007	195,359
Income tax expense	17,039	23,014
Net income	$115,968	$172,345
Net income per share:
Basic	$1.36	$2.04
Diluted	$1.33	$2.00
Weighted-average number of shares used in per share calculations:
Basic	85,324	84,505
Diluted	87,053	86,092

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$355,725	$765,689
Marketable securities and investments	199,785	167,889
Accounts receivable trade, net	362,695	305,537
Accounts receivable, unbilled	10,582	1,482
Inventories	271,215	195,863
Balance of systems parts	16,021	4,579
Deferred tax assets, net	401	388
Prepaid expenses and other current assets	177,831	143,033
Total current assets	1,394,255	1,584,460
Property, plant and equipment, net	1,549,529	1,430,789
Project assets	384,376	320,140
Deferred tax assets, net	265,591	259,236
Marketable securities	157,442	180,271
Restricted cash and investments	147,707	86,003
Goodwill	458,808	433,288
Inventories	30,607	42,728
Other assets	45,666	43,488
Total assets	$4,433,981	$4,380,403
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,398	$82,312
Income taxes payable	28,148	16,831
Accrued expenses	228,956	244,271
Current portion of long-term debt	28,169	26,587
Other current liabilities	85,218	99,676
Total current liabilities	469,889	469,677
Accrued solar module collection and recycling liability	155,570	132,951
Long-term debt	103,531	210,804
Other liabilities	139,142	112,026
Total liabilities	868,132	925,458
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 86,066,220 and 85,843,511 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	86	86
Additional paid-in capital	1,834,514	1,815,420
Contingent consideration	1,118	1,118
Accumulated earnings	1,781,532	1,665,564
Accumulated other comprehensive loss	(51,401)	(27,243)
Total stockholders’ equity	3,565,849	3,454,945
Total liabilities and stockholders’ equity	$4,433,981	$4,380,403

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2011	March 27, 2010
Cash flows from operating activities:
Cash received from customers	$471,600	$484,261
Cash paid to suppliers and associates	(495,427)	(441,079)
Interest received	1,984	9,359
Interest paid	(3,034)	(74)
Income taxes paid, net of refunds	(18,535)	(18,892)
Excess tax benefit from share-based compensation arrangements	—	(1,568)
Other operating activities	(401)	(734)
Net cash (used in) provided by operating activities	(43,813)	31,273
Cash flows from investing activities:
Purchases of property, plant and equipment	(168,990)	(105,976)
Purchases of marketable securities and investments	(157,151)	(383,757)
Proceeds from maturities of marketable securities	67,448	33,756
Proceeds from sales of marketable securities and investments	79,114	200,220
Payments received on notes receivable	—	35,817
Increase in restricted investments	(62,748)	(43,443)
Acquisitions, net of cash acquired	(21,105)	—
Other investing activities	16	1,019
Net cash used in investing activities	(263,416)	(262,364)
Cash flows from financing activities:
Proceeds from stock option exercises	2,741	1,107
Repayment of long-term debt	(113,900)	(714)
Excess tax benefit from share-based compensation arrangements	—	1,568
Other financing activities	(114)	—
Net cash (used in) provided by financing activities	(111,273)	1,961
Effect of exchange rate changes on cash and cash equivalents	8,538	(14,483)
Net decrease in cash and cash equivalents	(409,964)	(243,613)
Cash and cash equivalents, beginning of the period	765,689	664,499
Cash and cash equivalents, end of the period	$355,725	$420,886
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$91,186	$56,329

 See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 31, 2011

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC.

We report our results of operations using a calendar year. Prior to December 31, 2010, our fiscal periods ended on the Saturday closest to the end of the applicable calendar quarter. Fiscal 2011 will end on December 31, 2011.

Certain prior year balances have been reclassified to conform to the current year's presentation. Such reclassifications did not affect total net sales, operating income, or net income.

Unless expressly stated or the context otherwise requires, the terms "the Company," "we," "our," "us," and "First Solar" refer to First Solar, Inc. and its subsidiaries.

Note 2. Summary of Significant Accounting Policies

Balance of Systems Parts. Balance of systems parts represent construction parts purchased for solar power plants under construction, which we hold title of and are not yet installed in a solar power plant. These parts include posts, tilt brackets, cartridges, inverters, and any other parts we purchase or assemble for the solar power plants we construct. Balance of systems parts do not include solar modules. We report these parts at the lower of cost or market, with market being based on either recoverability through installation in a solar power plant under construction or through a sale.

Revenue Recognition - Systems Business. Our systems business provides a complete solar power system solution, which includes project development, engineering, procurement, and construction (EPC) services, operating and maintenance (O&M) services, when applicable, and project finance, when required.

We base revenue recognition for arrangements entered into by the systems business generally using two revenue recognition models, following the guidance in ASC 605, Accounting for Long-term Construction Contracts or, for arrangements which include land, ASC 360, Accounting for Sales of Real Estate.

For construction contracts that do not involve land or land rights and thus are accounted for under ASC 605, we use the percentage-of-completion method using actual costs incurred over total estimated costs to complete a project (including module costs) as our basic accounting policy, unless we cannot make reasonably dependable estimates of the costs to complete the contract, in which case we would use the completed contract method. We periodically revise our contract cost and profit estimates and we immediately recognize any losses that we identify on contracts. Incurred costs include all direct materials, costs for solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. We recognize direct material costs as incurred costs when the direct materials have been installed. When contracts specify that title to direct materials transfers to the customer before installation has been performed, we defer revenue and associated costs and recognize them once those materials are installed and have met any other revenue recognition requirements. We consider direct materials to be installed when they are permanently attached or fitted to the solar power systems as required by engineering designs.

For arrangements recognized under ASC 360, typically when we have gained control of land or land rights, we record the sale as revenue after construction of a project is complete, we have transferred the usual risks and rewards of ownership to the buyer, and we have received payment from the buyer. We apply the percentage-of-completion method to certain contracts covered under ASC 360, when the sale has been consummated, the initial or continuing investment criteria have been met, we have the ability to estimate our costs and progress toward completion, and other revenue recognition criteria have been met. Depending on the value of the initial and continuing payment commitment by the buyer, we generally align our revenue recognition and release of project assets to cost of sales with the receipt of payment from the buyer for contracts accounted for under ASC 360.

Please also refer to Note 2. "Summary of Significant Accounting Policies," in our Annual Report on Form 10-K for a more complete discussion of our significant accounting policies.

Note 3. Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU amends guidance for Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years and interim periods beginning after December 15, 2010, with early adoption not permitted. The adoption of ASU 2010-28 during the three months ended March 31, 2011 did not have a material impact on our financial position, results of operations, or cash flows.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that if a public company presents comparative financial statements, the entity should only disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of ASU 2010-29 during the three months ended March 31, 2011 had no impact on our financial position, results of operations, or cash flows, as its requirements only pertain to financial statement footnote disclosure.

Note 4. Acquisitions

Fiscal 2011 Acquisition

Ray Tracker

On January 4, 2011, we acquired 100% of the ownership interest of Ray Tracker, Inc., a tracking technology and photovoltaic (PV) balance of systems business in an all-cash transaction. We have included the financial results of Ray Tracker in our condensed consolidated financial statements from the date of acquisition. We concluded that the impact of this acquisition was not material to our consolidated balance sheets and results of operations.

Fiscal 2010 Acquisition

NextLight Renewable Power

On July 12, 2010, we completed the acquisition of NextLight Renewable Power, LLC (NextLight), a leading developer of utility-scale solar power projects in the southwestern United States. NextLight was formed by a private equity firm focused on investing in North America's energy infrastructure. This transaction expanded our pipeline of solar power projects in the southwestern United States and supports our expansion in the U.S. utility-scale power market. We have integrated NextLight into our systems business, which provides a complete PV solar power solution, including project development, EPC services, O&M services, when applicable, and project finance, when required.

The total consideration for this acquisition was $296.7 million in an all-cash transaction. In allocating the purchase price based on estimated fair values, we recorded approximately $146.8 million of goodwill, $2.5 million of net tangible assets, and $147.4 million of project assets. We have included the financial results of NextLight in our condensed consolidated financial statements beginning on the acquisition date. For the period from January 1, 2010 to March 27, 2010, NextLight did not recognize any revenue and did not incur a material net loss. Therefore, had the acquisition of NextLight occurred on December 27, 2009 (the first day of our fiscal year 2010), our reported net sales would not have changed and our reported net income would not have materially changed from the amounts previously reported.

Note 5. Goodwill

The changes in the carrying amount of goodwill, which is generally deductible for tax purposes, for our components segment and systems segment for the three months ended March 31, 2011 were as follows:

	Components	Systems	Consolidated
Ending balance, December 31, 2010	$393,365	$39,923	$433,288
Goodwill from acquisition	—	25,520	25,520
Ending balance, March 31, 2011	$393,365	$65,443	$458,808

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

Note 6. Cash, Cash Equivalents, Marketable Securities, and Investments

Cash, cash equivalents, marketable securities, and investments consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Cash and cash equivalents:
Cash	$317,395	$742,200
Cash equivalents:
Commercial paper	4,998	1,200
Corporate debt securities	52	—
Money market mutual funds	33,280	22,289
Total cash and cash equivalents	355,725	765,689
Marketable securities and investments:
Certificates of deposit	2,001	—
Commercial paper	5,698	13,343
Corporate debt securities	155,436	98,602
Federal agency debt	48,363	45,875
Foreign agency debt	92,251	133,165
Foreign government obligations	9,096	9,143
Supranational debt	44,181	48,032
U.S. government obligations	201	—
Total marketable securities and investments	357,227	348,160
Total cash, cash equivalents, marketable securities, and investments	$712,952	$1,113,849

We have classified our marketable securities and investments as “available-for-sale.” Accordingly, we record them at fair value and account for net unrealized gains and losses as a part of accumulated other comprehensive income. We report realized gains and losses on the sale of our marketable securities and investments in earnings, computed using the specific identification method. During the three months ended March 31, 2011 and March 27, 2010, we realized $0.1 million and $0.3 million, respectively, in gains and an immaterial amount and $0.1 million, respectively, in losses on our marketable securities and investments. See Note 10. "Fair Value Measurements," to our condensed consolidated financial statements for information about the fair value of our marketable securities and investments.

All of our available-for-sale marketable securities and investments are subject to a periodic impairment review. We consider a marketable debt security to be impaired when its fair value is less than its carrying cost, in which case we would further review the investment to determine whether it is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which its fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, our intent to sell, and whether it is more likely than not that we will be required to sell the investment before we have recovered its cost basis. If an investment were other-than-temporarily impaired, we would write it down through earnings to its impaired value and establish that as a new cost basis for the investment. We did not identify any of our marketable securities and investments as other-than-temporarily impaired at March 31, 2011 and December 31, 2010.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities and investments, by major security type, as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$2,001	$—	$—	$2,001
Commercial paper	5,697	1	—	5,698
Corporate debt securities	155,077	472	113	155,436
Federal agency debt	48,331	35	3	48,363
Foreign agency debt	91,949	316	14	92,251
Foreign government obligations	9,090	6	—	9,096
Supranational debt	44,131	50	—	44,181
U.S. government obligations	201	—	—	201
Total	$356,477	$880	$130	$357,227

	As of December 31, 2010
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$13,340	$3	$—	$13,343
Corporate debt securities	98,148	592	138	98,602
Federal agency debt	45,858	21	4	45,875
Foreign agency debt	132,860	425	120	133,165
Foreign government obligations	9,137	8	2	9,143
Supranational debt	47,917	115	—	48,032
Total	$347,260	$1,164	$264	$348,160

Contractual maturities of our available-for-sale marketable securities and investments as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	As of March 31, 2011
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$199,292	$498	$5	$199,785
One year to two years	156,171	382	125	156,428
Two years to three years	1,014	—	—	1,014
Total	$356,477	$880	$130	$357,227

	As of December 31, 2010
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$167,499	$398	$8	$167,889
One year to two years	177,268	759	256	177,771
Two years to three years	2,493	7	—	2,500
Total	$347,260	$1,164	$264	$348,160

The net unrealized gain of $0.8 million and $0.9 million as of March 31, 2011 and December 31, 2010, respectively, on our available-for-sale marketable securities and investments was primarily the result of changes in interest rates. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or higher and limits the security types, issuer concentration, and duration of our investments.

The following table shows gross unrealized losses and estimated fair values for those marketable securities that were in an unrealized loss position as of March 31, 2011 and December 31, 2010, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2011
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$55,868	$113	$—	$—	$55,868	$113
Federal agency debt	2,612	3	—	—	2,612	3
Foreign agency debt	22,385	14	—	—	22,385	14
Total	$80,865	$130	$—	$—	$80,865	$130

	As of December 31, 2010
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$33,018	$138	$—	$—	$33,018	$138
Federal agency debt	11,721	4	—	—	11,721	4
Foreign agency debt	46,134	120	—	—	46,134	120
Foreign government obligations	4,515	2	—	—	4,515	2
Total	$95,388	$264	$—	$—	$95,388	$264

Note 7. Restricted Cash and Investments

Restricted cash and investments consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Restricted cash	$236	$19
Restricted investments	147,471	85,984
Total restricted cash and investments — noncurrent	$147,707	$86,003

At March 31, 2011 and December 31, 2010, our restricted investments consisted of long-term marketable securities that we hold through a custodial account to fund future costs of our solar module collection and recycling program.

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

The following table summarizes unrealized gains and losses related to our restricted investments in marketable securities designated as available-for-sale by major security type as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$134,442	$2,122	$3,880	$132,684
U.S. government obligations	14,701	255	169	14,787
Total	$149,143	$2,377	$4,049	$147,471

	As of December 31, 2010
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$73,729	$6,529	$72	$80,186
U.S. government obligations	5,659	139	—	5,798
Total	$79,388	$6,668	$72	$85,984

As of March 31, 2011 and December 31, 2010, the contractual maturities of these available-for-sale marketable securities were between 17 years and 25 years.

Note 8. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Accounts receivable trade, gross	$362,695	$305,537
Allowance for doubtful accounts	—	—
Accounts receivable trade, net	$362,695	$305,537

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

The rebate program is offered for a defined period, during which customers may apply and claim such rebate. The most recent rebate offering, for solar modules sold on or after December 1, 2010, includes certain European geographic areas in addition to Germany.

As was the case in 2009, the rebate amounts are established so as to enable the sell-through of our products at competitive prices. The amount of rebate earned during a fiscal quarter is based on (i) the volume of solar modules shipped to a customer (measured in watts), (ii) the volume of solar modules registered for eligible projects (measured in watts), provided that those solar modules were invoiced by the buyer to an end-user, and (iii) the rebate rate. The rebate program applies a specified rebate rate to solar modules sold for solar power projects in certain geographic areas. Customers need to meet certain requirements in order to be eligible for and benefit from this program. During the three months ended March 31, 2011, we experienced approximately 92% participation in this program by eligible customers.

We account for these rebates as a reduction to the selling price of our solar modules and, therefore, as a reduction in revenue at the time of sale and recognize a contra-asset within accounts receivable trade, net. No rebates granted under this program can be claimed for cash; instead, rebates may only be applied to reduce outstanding accounts receivable balances. During the three months ended March 31, 2011, we extended rebates to customers in the amount of €10.7 million ($14.8 million at an average exchange rate of $1.38/€1.00). At March 31, 2011, we had €17.7 million ($25.0 million at the balance sheet close rate on March 31, 2011 of $1.41/€1.00) of rebate claims accrued, which reduced our accounts receivable accordingly. During the three months ended March 27, 2010, we extended rebates to customers in the amount of €20.0 million ($27.8 million at an average exchange rate of $1.39/€1.00).

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

Accounts receivable, unbilled were $10.6 million and $1.5 million at March 31, 2011 and December 31, 2010, respectively. We expect to bill and collect these amounts within the next 12 months.

Inventories

Inventories consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$175,212	$162,190
Work in process	27,466	21,528
Finished goods	99,144	54,873
Total inventories	$301,822	$238,591
Inventories — current	$271,215	$195,863
Inventories — noncurrent (1)	$30,607	$42,728

(1) We purchase a critical raw material that is heavily used in our core production process in quantities that anticipate confident, but long-term future demand. We classify the raw materials that we do not expect to be consumed within our operating cycle (which is 12 months) as noncurrent.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Prepaid expenses	$56,308	$46,016
Deferred project costs (1)	4,485	14,446
Derivative instruments	5,914	20,986
Other current assets	111,124	61,585
Total prepaid expenses and other current assets	$177,831	$143,033

(1) Deferred project costs represent (i) costs that we capitalize for arrangements that we account for as real estate transactions after we have entered into a definitive sales arrangement, but before we have met the criteria to recognize the sale as revenue, (ii) recoverable pre-contract costs that we capitalize for arrangements accounted for as long-term construction contracts prior to entering into a definitive sales agreement, or (iii) costs that we capitalize for arrangements accounted for as long-term construction contracts after we have signed a definitive sales agreement, but before the revenue recognition criteria have been met.

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

Project assets - current and noncurrent consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Project assets acquired through OptiSolar and NextLight	$217,417	$217,417
Project assets — land	13,810	13,781
Project assets — other	153,149	88,942
Total project assets	$384,376	$320,140
Total project assets — current	$—	$—
Total project assets — noncurrent	$384,376	$320,140

In connection with the acquisition of the solar power project development businesses of OptiSolar and NextLight, we measured at fair value certain acquired project assets based on the varying development stages of each project asset on the acquisition date. Subsequent to the acquisitions of OptiSolar and NextLight, we incurred additional costs to further develop these projects. Once we enter into a definitive sales agreement, we reclassify project assets to deferred project costs on our balance sheet. We expense these project assets to cost of sales as each respective project asset or solar power system is sold to a customer, since the project is constructed for a customer (matching the underlying revenue recognition method). If a project is considered not commercially viable, we impair the respective project asset and adjust it to fair value, with the resulting impairment recorded within operations.

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

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Buildings and improvements	$344,320	$286,637
Machinery and equipment	1,157,319	997,510
Office equipment and furniture	78,121	70,569
Leasehold improvements	26,418	25,354
Depreciable property, plant and equipment, gross	1,606,178	1,380,070
Accumulated depreciation	(409,622)	(363,305)
Depreciable property, plant and equipment, net	1,196,556	1,016,765
Land	11,139	10,355
Construction in progress	341,834	403,669
Property, plant and equipment, net	$1,549,529	$1,430,789

During 2010, we were granted a $16.3 million tax credit under the Advanced Energy Tax Credit program enacted by the American Reinvestment and Recovery Act of 2009 for the expansion of our Perrysburg, Ohio manufacturing facility, and we reduced the acquisition cost for the expansion of this facility accordingly.

Further, we are eligible to receive certain investment incentives related to building the expansion of our manufacturing plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. We account for these grants as a deduction to the carrying value of the fixed assets they fund when there is reasonable assurance that we comply with the conditions attached to the grants and the grants will be received. See Note 11. "Economic Development Funding," for further information about these grants.

Depreciation of property, plant and equipment was $47.1 million and $36.6 million for the three months ended March 31, 2011 and March 27, 2010, respectively.

Capitalized interest

We capitalized interest costs incurred into property, plant and equipment or project assets/deferred project costs as follows during the three months ended March 31, 2011 and March 27, 2010 (in thousands):

	Three Months Ended
	March 31, 2011	March 27, 2010
Interest cost incurred	$(1,837)	$(2,275)
Interest cost capitalized – property, plant and equipment	1,759	418
Interest cost capitalized - project assets and deferred project costs	78	1,857
Interest expense, net	$—	$—

Accrued expenses

Accrued expenses consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Accrued compensation and benefits	$34,612	$69,353
Accrued property, plant and equipment	57,121	53,741
Accrued inventory	36,780	25,686
Product warranty liability - current	12,608	11,226
Nonrecurring expenses in excess of normal product warranty liability and related expenses (1)	23,091	28,921
Other accrued expenses	64,744	55,344
Total accrued expenses	$228,956	$244,271

(1) The above-referenced $23.1 million of accrued nonrecurring expenses in excess of normal product warranty liability and related expenses as of March 31, 2011 consisted of the following, each related to the manufacturing excursion described below: (i) $19.4 million in estimated expenses for certain module replacement efforts voluntarily undertaken by us beyond the normal product warranty; and (ii) $3.7 million in estimated nonrecurring post-sale expenses. During the period from June 2008 to June 2009, a manufacturing excursion occurred affecting less than 4% of the total product manufactured within the period. The excursion could result in possible premature power loss in affected modules. The root cause was identified and subsequently mitigated in June 2009. On-going testing confirms that the corrective actions have been effective. We have been working directly with impacted customers to replace the affected modules and these efforts are well underway and, in some cases, complete. Some of these efforts go beyond our normal warranty coverage.

Other current liabilities

Other current liabilities consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Deferred revenue (1)	$—	$14,718
Derivative instruments	45,532	22,996
Deferred tax liabilities	24,912	34,601
Other current liabilities	14,774	27,361
Total other current liabilities	$85,218	$99,676

(1) Deferred revenue is recognized in net sales once all revenue recognition criteria are met.

Other liabilities

Other liabilities consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Other taxes payable	$66,351	$59,148
Other noncurrent liabilities	72,791	52,878
Total other liabilities	$139,142	$112,026

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

Depending on the terms of the specific derivative instruments and market conditions, some of our derivative instruments may be assets and others liabilities at any particular point in time. As required by ASC 815, Derivatives and Hedging, we report all of our derivative instruments that are within the scope of that accounting standard at fair value on our balance sheet. Depending on the substance of the hedging purpose for our derivative instruments, we account for changes in the fair value of some of them using cash flow hedge accounting pursuant to ASC 815 and of others by recording the changes in fair value directly to current earnings (so-called “economic hedges”). These accounting approaches, the various risk classes that we are exposed to in our business, and the risk management systems using derivative instruments that we apply to these risks are described below. See Note 10. "Fair Value Measurements," to our condensed consolidated financial statements for information about the techniques we use to measure the fair value of our derivative instruments.

The following tables present the fair values of derivative instruments included in our consolidated balance sheets as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Other Assets - Current	Other Assets - Noncurrent	Other Liabilities - Current	Other Liabilities - Noncurrent
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$238	$—	$41,144	$1,914
Interest rate swap contracts	—	—	65	232
Total derivatives designated as hedging instruments	$238	$—	$41,209	$2,146

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$5,676	$—	$4,323	$—
Total derivatives not designated as hedging instruments	$5,676	$—	$4,323	$—
Total derivative instruments	$5,914	$—	$45,532	$2,146

	December 31, 2010
	Other Assets - Current	Other Assets - Noncurrent	Other Liabilities - Current	Other Liabilities - Noncurrent
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$10,115	$880	$12,384	$58
Interest rate swap contracts	—	—	239	980
Total derivatives designated as hedging instruments	$10,115	$880	$12,623	$1,038

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$10,871	$—	$10,373	$—
Total derivatives not designated as hedging instruments	$10,871	$—	$10,373	$—
Total derivative instruments	$20,986	$880	$22,996	$1,038

The following tables present the amounts related to derivative instruments affecting our consolidated statements of operations for the three months ended March 31, 2011 and March 27, 2010 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended
Derivative Type	March 31, 2011		March 31, 2011
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$(53,752)	Net sales	$(12,380)
Interest rate swaps	717	Interest income (expense)	(205)
Total derivatives designated as cash flow hedges	$(53,035)		$(12,585)

	Amount of Gain (Loss) on Derivatives Recognized in Income
	Three Months Ended
Derivative Type	March 31, 2011	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$(12,380)	Net sales
Interest rate swaps	$(205)	Interest income (expense)

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$1,209	Other income (expense)
Foreign exchange forward contracts	$3,082	Cost of sales

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended
Derivative Type	March 27, 2010		March 27, 2010
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$36,899	Net sales	$1,295
Interest rate swaps	(455)	Interest income (expense)	(319)
Total derivatives designated as cash flow hedges	$36,444		$976

	Amount of Gain (Loss) on Derivatives Recognized in Income
	Three Months Ended
Derivative Type	March 27, 2010	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$1,295	Net sales
Interest rate swaps	$(319)	Interest income (expense)

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$(5,563)	Other income (expense)
Foreign exchange forward contracts	$(4,514)	Cost of sales
Foreign exchange forward contracts	$(340)	Net sales

Interest Rate Risk

We use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use such swap agreements for speculative or trading purposes. On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian credit facility, which became effective on September 30, 2009 with a notional value of €57.3 million ($80.8 million at the balance sheet close rate on March 31, 2011 of $1.41/€1.00) and pursuant to which we are entitled to receive a six-month floating interest rate, the Euro Interbank Offered Rate

(Euribor), and are required to pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of March 31, 2011, the notional value of this interest rate swap contract was €43.2 million ($60.9 million at the balance sheet close rate on March 31, 2011 of $1.41/€1.00). This derivative instrument qualifies for accounting as a cash flow hedge in accordance with ASC 815 and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at March 31, 2011 and December 31, 2010.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of the components of our business to have material future cash flows, including revenues and expenses, that will be denominated in currencies other than the component's functional currency. Our primary cash flow exposures are customer collections and vendor payments. Changes in the exchange rates between our components' functional currencies and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge the value of a portion of these forecasted cash flows. As of March 31, 2011 and December 31, 2010, these foreign exchange contracts hedged our forecasted future cash flows for up to 18 months. These foreign exchange contracts qualified for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of the derivative's gain or loss in “Accumulated other comprehensive income (loss)” and subsequently reclassify amounts into earnings when the hedged transaction is settled. We determined that these derivative financial instruments were highly effective as cash flow hedges at March 31, 2011 and December 31, 2010. In addition, during the three months ended March 31, 2011, we did not discontinue any cash flow hedges because a hedging relationship was no longer highly effective or it was probable that a forecasted transaction would not occur.

During the three months ended March 31, 2011, we purchased foreign exchange forward contracts to hedge the exchange risk on forecasted cash flows denominated in euro. As of March 31, 2011, the unrealized loss on these contracts was $42.8 million and the total notional value of the contracts was €714.0 million ($1.0 billion at the balance sheet close rate on March 31, 2011 of $1.41/€1.00). The weighted average forward exchange rate for these contracts was $1.34/€1.00 at March 31, 2011. As of December 31, 2010, the unrealized loss on these types of contracts was $1.4 million and the total notional value of the contracts was €742.0 million ($1.0 billion at the balance sheet close rate on March 31, 2011 of $1.41/€1.00). The weighted average forward exchange rate for these contracts was $1.33/€1.00 at December 31, 2010.

In the following 12 months, we expect to reclassify to earnings $40.9 million of net unrealized losses related to these forward contracts that are included in "Accumulated other comprehensive loss" at March 31, 2011 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rate when we realize the related forecasted transactions. During the three months ended March 31, 2011, we realized a loss of $12.6 million related to our cash flow hedges.

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

During the three months ended March 31, 2011, we purchased foreign exchange forward contracts to hedge balance sheet exposures related to transactions with third parties. We recognize gains or losses from the fluctuation in foreign exchange rates and the valuation of these derivative contracts in "Cost of sales" and "Foreign currency gain (loss)" on our consolidated statements of operations, depending on where the gain or loss from the hedged item is classified on our consolidated statements of operations. As of March 31, 2011, the total unrealized gain on our foreign exchange forward contracts was $1.4 million. These contracts have maturities of less than three months.

As of March 31, 2011, the notional values of our foreign exchange forward contracts were as follows (notional amounts and U.S. dollar equivalents in millions):

				Balance sheet close rate on
Transaction	Currency	Notional Amount	U.S. Equivalent	March 31, 2011
Purchase	Euro	€245.9	$346.7	$1.41/€1.00
Sell	Euro	€234.8	$331.1	$1.41/€1.00
Purchase	Malaysian ringgit	MYR 111.9	$36.9	$0.33/MYR1.00
Sell	Malaysian ringgit	MYR 29.4	$9.7	$0.33/MYR1.00
Purchase	Japanese yen	JPY 378.0	$3.8	$0.01/JPY1.00
Purchase	Canadian dollar	CAD 1.2	$1.2	$1.03/CAD1.00
Sell	Canadian dollar	CAD 3.5	$3.6	$1.03/CAD1.00

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

Note 10. Fair Value Measurements

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

When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring or one-time basis:

•
Cash equivalents. At March 31, 2011, our cash equivalents consisted of commercial paper, corporate debt securities, and money market mutual funds. At December 31, 2010, our cash equivalents consisted of commercial paper and money market mutual funds. We value our commercial paper and corporate debt securities cash equivalents using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities, investments, and restricted investments. At March 31, 2011, our marketable securities and investments consisted of certificates of deposit, commercial paper, corporate debt securities, federal and foreign agency debt, foreign government obligations, supranational debt, and U.S. government obligations and our restricted investments consisted of foreign and U.S. government obligations. At December 31, 2010, our marketable securities consisted of commercial paper, corporate debt securities, federal and foreign agency debt, foreign government obligations, and supranational debt and our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities, investments, and restricted investments using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We also consider the effect of our counterparties' credit standings in these fair value measurements.

•
Derivative assets and liabilities. At March 31, 2011 and December 31, 2010, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and interest rate swap contracts involving benchmark interest rates. Since our derivative assets and liabilities are not traded on an exchange, we value them using industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the terms of the instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our own credit standing and that of our counterparties in our valuations of our derivative assets and liabilities.

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

At March 31, 2011 and December 31, 2010, information about inputs into the fair value measurements of our assets and liabilities that we make on a recurring basis was as follows (in thousands):

	As of March 31, 2011
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$4,998	$—	$4,998	$—
Corporate debt securities	52	—	52	—
Money market mutual funds	33,280	33,280	—	—
Marketable securities and investments:
Certificates of deposit	2,001	—	2,001	—
Commercial paper	5,698	—	5,698	—
Corporate debt securities	155,436	—	155,436	—
Federal agency debt	48,363	—	48,363	—
Foreign agency debt	92,251	—	92,251	—
Foreign government obligations	9,096	—	9,096	—
Supranational debt	44,181	—	44,181	—
U.S. government obligations	201	—	201	—
Restricted investments	147,471	—	147,471	—
Derivative assets	5,914	—	5,914	—
Total assets	$548,942	$33,280	$515,662	$—
Liabilities:
Derivative liabilities	$47,678	$—	$47,678	$—

	As of December 31, 2010
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$1,200	$—	$1,200	$—
Money market mutual funds	22,289	22,289	—	—
Marketable securities:
Commercial paper	13,343	—	13,343	—
Corporate debt securities	98,602	—	98,602	—
Federal agency debt	45,875	—	45,875	—
Foreign agency debt	133,165	—	133,165	—
Foreign government obligations	9,143	—	9,143	—
Supranational debt	48,032	—	48,032	—
Restricted investments	85,984	—	85,984	—
Derivative assets	21,866	—	21,866	—
Total assets	$479,499	$22,289	$457,210	$—
Liabilities:
Derivative liabilities	$24,034	$—	$24,034	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial instruments at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities - current and noncurrent	$355,226	$355,226	$348,160	$348,160
Investments - current	$2,001	$2,001	$—	$—
Foreign exchange forward contract assets	$5,914	$5,914	$21,866	$21,866
Restricted investments (excluding restricted cash)	$147,471	$147,471	$85,984	$85,984
Notes receivable - noncurrent	$9,852	$9,085	$9,314	$8,836
Liabilities:
Long-term debt, including current maturities	$131,700	$133,392	$237,391	$240,176
Interest rate swap contract liabilities	$297	$297	$1,219	$1,219
Foreign exchange forward contract liabilities	$47,381	$47,381	$22,815	$22,815

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

Note 11. Economic Development Funding

On February 11, 2011 we were approved to receive taxable investment incentives ("Investitionszuschüsse") of approximately €6.3 million ($8.9 million at the balance sheet close rate on March 31, 2011 of $1.41/€1.00) from the State of Brandenburg, Germany. These funds will reimburse us for certain costs incurred related to the expansion of our manufacturing plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Receipt of these incentives is conditional upon the State of Brandenburg having sufficient funds allocated to this program to pay the reimbursements we claim. Based on several factors, including the fiscal budget and credit rating of the State of Brandenburg among others, we believe that there is reasonable assurance that we will receive these grants. In addition, we are required to operate our facility for a minimum of five years and employ a specified number of associates during this period. We expect to meet these conditions based on our operating plans and current commitments. Our incentive approval expires on December 31, 2012. As of March 31, 2011 we had accrued €3.1 million ($4.4 million at the balance sheet close rate on March 31, 2011 of $1.41/€1.00) that we are eligible to receive under this program based on qualifying expenditures that we had incurred through that date.

We are also eligible to recover up to approximately €17.2 million ($24.3 million at the balance sheet close rate on March 31, 2011 of $1.41/€1.00) of expenditures related to the construction of our plant in Frankfurt/Oder, Germany under the German Investment Grant Act of 2010 ("Investitionszulagen"). This Act permits us to claim tax-exempt reimbursements for certain costs that we will incur related to the expansion of our manufacturing plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Tangible assets subsidized under this program have to remain in the region for at least five years. We expect to meet these conditions based on our operating plans and current commitments. As of March 31, 2011, we had accrued €8.6 million ($12.1 million at the balance sheet close rate on March 31, 2011 of $1.41/€1.00) that we are eligible to receive under this program based on qualifying expenditures that we had incurred through that date.

We account for these grants as a deduction to the carrying value of the fixed assets they fund when there is reasonable assurance that we comply with the conditions attached to the grants and the grants will be received.

Note 12. Notes Receivable

On April 8, 2009, we entered into a credit facility agreement with a solar project entity of one of our customers for an available amount of €17.5 million ($24.7 million at the balance sheet close rate on March 31, 2011 of $1.41/€1.00) to provide financing for a PV power generation facility. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8% per annum and is due on December 31, 2026. As of March 31, 2011 and December 31, 2010, the balance on this credit facility was €7.0 million ($9.9 million at the balance sheet close rate on March 31, 2011 of $1.41/€1.00). The outstanding amount of this credit facility is included within “Other assets” on our consolidated balance sheets.

Note 13. Debt

Our long-term debt at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

Type	March 31, 2011	December 31, 2010
Revolving Credit Facility	$—	$100,000
Malaysian Facility Agreement - Fixed rate term loan	62,032	65,009
Malaysian Facility Agreement - Floating rate term loan (1)	62,032	65,009
Director of Development of the State of Ohio	7,671	8,112
Capital lease obligations	2,208	1,736
	133,943	239,866
Less unamortized discount	(2,243)	(2,475)
Total long-term debt	131,700	237,391
Less current portion	(28,169)	(26,587)
Noncurrent portion	$103,531	$210,804

(1) We entered into an interest rate swap contract related to this loan. See Note 9. "Derivative Financial Instruments," to our condensed consolidated financial statements.

We did not have any short-term debt at March 31, 2011 and December 31, 2010.

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

On October 15, 2010, we entered into an amended and restated credit agreement governing our revolving credit facility which provides First Solar, Inc. and certain of its subsidiaries with a senior secured five-year revolving credit facility in an aggregate available amount of $600.0 million, all of which is available for letters of credit. Subject to certain conditions, we have the right to request an increase in the aggregate commitments under the credit facility up to $750.0 million.

Borrowings under the amended and restated credit agreement currently bear interest at (i) London Interbank Offered Rate (LIBOR) (adjusted for eurocurrency reserve requirements) plus a margin of 2.25% or (ii) a base rate as defined in the credit agreement plus a margin of 1.25%, depending on the type of borrowing requested by us. These margins are subject to adjustments depending on our consolidated leverage ratio. The amended and restated credit agreement contains various financial condition covenants with which we must comply, including a debt to EBITDA ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. Under the amended and restated credit agreement we are also subject to customary non-financial covenants. We were in compliance with these covenants at March 31, 2011.

At March 31, 2011, we had no borrowings outstanding and $140.8 million in letters of credit issued under the revolving credit facility, leaving a total remaining availability of $459.2 million, all of which can be used for the issuance of letters of credit. As of March 31, 2011, based on the applicable indices, the all-in effective three month LIBOR borrowing rate would have been 2.78%. At December 31, 2010, we had $100.0 million in borrowings outstanding and $126.4 million in letters of credit issued under the revolving credit facility.

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

Malaysian Facility Agreement

On May 6, 2008, in connection with the plant expansion at our Malaysian manufacturing center, First Solar Malaysia Sdn. Bhd. (FS Malaysia), our indirect wholly owned subsidiary, entered into an export financing facility agreement (Malaysian Facility Agreement) with a consortium of banks. The total available loan amount was €134.0 million ($188.9 million at the balance sheet close rate on March 31, 2011 of $1.41/€1.00). Pursuant to the Malaysian Facility Agreement, we began semi-annual repayments of the principal balances of these credit facilities during 2008. Amounts repaid under these credit facilities cannot be re-borrowed. These credit facilities consisted of the following (in thousands):

				Outstanding	Outstanding
Malaysian Borrowings	Denomination	Interest Rate	Maturity	March 31, 2011	December 31, 2010
Fixed-rate euro-denominated term loan	EUR	4.54%	2016	$62,032	$65,009
Floating-rate euro-denominated term loan	EUR	Euribor plus 0.55%	2016	62,032	65,009
Total (1)				$124,064	$130,018

(1) €88.0 million outstanding at March 31, 2011 ($124.1 million at the balance sheet close rate on March 31, 2011 of $1.41/€1.00).

These credit facilities were used by FS Malaysia for the purpose of (i) partially financing the purchase of certain equipment to be used at our Malaysian manufacturing center, and (ii) financing fees to be paid to Euler-Hermes Kreditversicherungs-AG, the German Export Credit Agency of Hamburg, Federal Republic of Germany, which guarantees 95% of FS Malaysia's obligations related to these Malaysian credit facilities.

In addition to paying interest on outstanding principal under the facilities, FS Malaysia is obligated to pay annual agency fees and security agency fees.

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

The Malaysian Facility Agreement contains various financial covenants with which we must comply, including debt-to-equity ratios, total leverage ratios, interest coverage ratios, and debt service coverage ratios. The Malaysian Facility Agreement also contains various customary non-financial covenants with which FS Malaysia must comply, including submitting various financial reports and business forecasts to the lenders, maintaining adequate insurance, complying with applicable laws and regulations, and restrictions on FS Malaysia's ability to sell or encumber assets, or make loan guarantees to third parties. We were in compliance with these covenants through March 31, 2011.

State of Ohio Loan

During the year ended December 31, 2005, we received the following loan from the Director of Development of the State of Ohio (in thousands):

	Original				Outstanding	Outstanding
Ohio Borrowing	Loan Amount	Denomination	Interest Rate	Maturity	March 31, 2011	December 31, 2010
Director of Development of the State of Ohio	$15,000	USD	2.25%	2015	$7,671	$8,112
Total	$15,000				$7,671	$8,112

France Facility Agreement

On March 30, 2010, in connection with the construction of our planned manufacturing facility in Blanquefort, France, First Solar France Manufacturing SAS, our indirect wholly owned subsidiary, entered into a facility agreement with EDF Energies Nouvelles SA (EDF-EN) for the purpose of partially financing the construction of the manufacturing facility. The total available loan amount under this non-revolving credit facility is a maximum principal amount of €50.0 million ($70.5 million at the balance sheet close rate on March 31, 2011 of $1.41/€1.00). Pursuant to the terms and conditions set forth in the facility agreement, advances will be made available commencing on the start of construction of the French plant and ending June 15, 2012. Advances must be repaid in quarterly installments through the tenth anniversary of the first commercial shipments from the French plant, subject to accelerated mandatory prepayment in the event of a default under the facility or the termination of the related venture agreement or off-take agreement with EDF-EN and affiliated entities. Amounts repaid under this credit facility cannot be re-borrowed. The borrowings will bear interest at a rate of 4%. Any advances drawn under this facility will be unsecured. As of March 31, 2011, there were no borrowings under this facility.

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

Note 14. Commitments and Contingencies

Financial Guarantees

In the normal course of business, we occasionally enter into agreements with third parties under which we guarantee the performance of our subsidiaries related to certain service contracts, which may include services such as development, engineering, procurement of permits and equipment, construction management, and monitoring and maintenance related to solar power plants. These agreements meet the definition of a guarantee according to ASC 460, Guarantees. As of March 31, 2011 and December 31, 2010, none of these guarantees were material to our financial position.

Loan Guarantees

At March 31, 2011 and December 31, 2010, our only loan guarantees were guarantees of our own debt, as disclosed in Note 13. "Debt," to these condensed consolidated financial statements.

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. As of March 31, 2011, our revolving credit facility provided us the capacity to issue up to $600.0 million in letters of credit at a fee equal to the applicable margin for eurocurrency revolving loans and a fronting fee. As of March 31, 2011, we had $140.8 million in letters of credit issued under the revolving credit facility, leaving a total remaining availability of $459.2 million, all of which can be used for the issuance of letters of credit. The majority of these letters of credit were supporting our systems business.

Product Warranties

We offer warranties on our products and record an estimate of the associated liability based on the number of solar modules under warranty, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of our solar modules, and our estimated per-module replacement cost.

Product warranty activity during the three months ended March 31, 2011 and March 27, 2010 was as follows (in thousands):

	Three Months Ended
	March 31, 2011	March 27, 2010
Product warranty liability, beginning of period	$27,894	$22,583
Accruals for new warranties issued (warranty expense)	5,269	3,807
Settlements	(3,586)	(5,850)
Change in estimate of warranty liability	2,564	2,835
Product warranty liability, end of period	$32,141	$23,375
Current portion of warranty liability	$12,608	$8,461
Noncurrent portion of warranty liability	$19,533	$14,914

Note 15. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as an expense over the grant recipients’ requisite service periods, in accordance with ASC 718, Compensation - Stock Compensation. The share-based compensation expense that we recognized in our consolidated statements of operations for the three months ended March 31, 2011 and March 27, 2010 was as follows (in thousands):

	Three Months Ended
	March 31, 2011	March 27, 2010
Share-based compensation expense included in:
Cost of sales	$6,853	$5,158
Research and development	3,287	2,081
Selling, general and administrative	14,684	11,901
Production start-up	743	334
Total share-based compensation expense	$25,567	$19,474

The increase in share-based compensation expense was primarily the result of new awards.

The following table presents our share-based compensation expense by type of award for the three months ended March 31, 2011 and March 27, 2010 (in thousands):

	Three Months Ended
	March 31, 2011	March 27, 2010
Stock options	$382	$978
Restricted stock units	25,442	18,226
Unrestricted stock	226	150
Net amount (absorbed into)/released from inventory	(483)	120
Total share-based compensation expense	$25,567	$19,474

Share-based compensation cost capitalized in our inventory was $1.3 million and $0.9 million at March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, we had $0.6 million of unrecognized share-based compensation cost related to unvested stock option awards, which we expect to recognize as an expense over a weighted-average period of approximately 0.4 years, and $238.7 million of unrecognized share-based compensation cost related to unvested restricted stock units, which we expect to recognize as an expense over a weighted-average period of approximately 2.0 years.

Note 16. Income Taxes

Our effective tax rates were 12.8% and 11.8% for the three months ended March 31, 2011 and March 27, 2010, respectively. Our estimated annual effective tax rate was higher during the three months ended March 31, 2011 compared with the three months ended March 27, 2010 mainly due to a $62.4 million decrease in pre-tax income and a greater percentage of profits earned in jurisdictions with higher tax rates. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate primarily due to the benefit associated with foreign income taxed at lower rates and the beneficial impact of the Malaysian tax holiday.

Our Malaysian subsidiary has been granted a long-term tax holiday that expires in 2027. The tax holiday, which generally provides for a 100% exemption from Malaysian income tax, is conditional upon our continued compliance in meeting certain employment and investment thresholds. During 2010, in connection with the expansion of our Malaysian manufacturing operations, we were granted an extension of the previously approved tax holiday by three years, contingent upon meeting additional investment requirements.

Note 17. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including employee stock options, restricted stock units, and contingently issuable shares.

The calculation of basic and diluted net income per share for the three months ended March 31, 2011 and March 27, 2010 was as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2011	March 27, 2010
Basic net income per share
Numerator:
Net income	$115,968	$172,345
Denominator:
Weighted-average common stock outstanding	85,324	84,505
Diluted net income per share
Denominator:
Weighted-average common stock outstanding	85,324	84,505
Effect of stock options, restricted stock units outstanding, and contingent issuable shares	1,729	1,587
Weighted-average shares used in computing diluted net income per share	87,053	86,092

	March 31, 2011	March 27, 2010
Per share information - basic:
Net income per share	$1.36	$2.04

Per share information - diluted:
Net income per share	$1.33	$2.00

The following number of outstanding employee stock options and restricted stock units were excluded from the computation of diluted net income per share for the three months ended March 31, 2011 and March 27, 2010 as they would have had an antidilutive effect (in thousands):

	Three Months Ended
	March 31, 2011	March 27, 2010
Restricted stock units and options to purchase common stock	92	238

Note 18. Comprehensive Income

Comprehensive income, which includes foreign currency translation adjustments, unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, and unrealized gains and losses on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity, was as follows for the three months ended March 31, 2011 and March 27, 2010 (in thousands):

	Three Months Ended
	March 31, 2011	March 27, 2010
Net income	$115,968	$172,345
Foreign currency translation adjustments	23,795	(32,234)
Change in unrealized (loss) gain on marketable securities, net of tax	(7,503)	1,097
Change in unrealized (loss) gain on derivative instruments, net of tax	(40,450)	36,444
Comprehensive income	$91,810	$177,652

Components of accumulated other comprehensive loss at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010
Foreign currency translation adjustments	$(6,552)	$(30,347)
Unrealized (loss) gain on marketable securities, net of tax	(1,732)	5,771
Unrealized loss on derivative instruments, net of tax	(43,117)	(2,667)
Accumulated other comprehensive loss	$(51,401)	$(27,243)

Note 19. Statement of Cash Flows

The following table presents a reconciliation of net income to net cash (used in) provided by operating activities for the three months ended March 31, 2011 and March 27, 2010 (in thousands):

	Three Months Ended
	March 31, 2011	March 27, 2010
Net income	$115,968	$172,345
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	48,269	39,089
Impairment of assets and liabilities	628	1,289
Impairment of project assets	3,118	110
Share-based compensation	25,567	19,475
Remeasurement of monetary assets and liabilities	1,430	570
Deferred income taxes	(12,474)	(2,656)
Excess tax benefits from share-based compensation arrangements	—	(1,568)
Provision for doubtful accounts receivable	—	(990)
Gain on sales of marketable securities and investments, net	(52)	(222)
Other operating activities	(381)	—
Changes in operating assets and liabilities:
Accounts receivable, trade	(48,277)	(55,499)
Accounts receivable, unbilled	(9,100)	(25,840)
Prepaid expenses and other current assets	(52,064)	(74,647)
Other assets	(2,708)	(1,452)
Inventories	(57,268)	(25,524)
Project assets	(59,444)	1,458
Accounts payable	16,294	(532)
Income taxes payable	17,474	6,818
Accrued expenses and other liabilities	(51,562)	(27,827)
Accrued solar module collection and recycling liability	20,769	6,876
Total adjustments	(159,781)	(141,072)
Net cash (used in) provided by operating activities	$(43,813)	$31,273

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

After we have determined the amount of revenue earned for each transaction following the applicable guidance for the underlying arrangement, we allocate revenue between the components and systems segments based on how our CODM strategically views these segments. We determine the amount of revenue to be allocated between the systems business and the components business based on the principle that the systems business is an enabler operating at break-even results to drive module throughput for the components business. The amount of revenue allocated to the components segment for modules used in the systems business arrangement is equal to the cost of the solar module plus the earned margin (or estimated margin in the case of percentage-of-completion accounting) for a particular project for the period.

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

Compensation by the components segment to our systems segment during the three months ended March 31, 2011 and March 27, 2010 was $26.2 million and $8.9 million, respectively.

Financial information about our segments during the three months ended March 31, 2011 and March 27, 2010 was as follows (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2011			March 27, 2010
	Components	Systems	Total	Components	Systems	Total
Net sales	$519,519	$47,774	$567,293	$529,268	$38,693	$567,961
Gross profit	$258,258	$1,407	$259,665	$277,651	$4,385	$282,036
Income before income taxes	$133,007	$—	$133,007	$195,359	$—	$195,359
Goodwill	$393,365	$65,443	$458,808	$251,275	$35,240	$286,515
Total assets	$3,887,239	$546,742	$4,433,981	$3,130,202	$343,312	$3,473,514

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems revenue recognized for the three months ended March 31, 2011 and March 27, 2010. For the purposes of the following table, (i) "Solar module revenue" is composed of total revenues from the sale of solar modules to third parties, and (ii) "Solar power system revenue" is composed of total revenues from the sale of complete solar power systems and related services including the solar modules installed in the solar power system.

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 27, 2010
Solar module revenue	$505,742	$528,878
Solar power system revenue	61,551	39,083
Total net sales	$567,293	$567,961

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (Exchange Act) and the Securities Act of 1933, which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate (including the expansion of our project development business); future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; research and development programs and our ability to improve the conversion efficiency of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue” the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in the section entitled Item 1A: “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described under this section.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us,” and “First Solar” refer to First Solar, Inc. and its subsidiaries.

Executive Overview

We manufacture and sell solar modules with an advanced thin-film semiconductor technology, and we design, construct, and sell photovoltaic (PV) solar power systems.

In furtherance of our goal of delivering the lowest cost of solar electricity and achieving price parity with conventional fossil-fuel-based peak electricity generation, we are continually focused on reducing PV solar system costs in four primary areas: module manufacturing, balance of systems (BoS) costs (consisting of the costs of the components of a solar power system other than the solar modules, such as inverters, mounting hardware, grid interconnection equipment, wiring and other devices, and installation labor costs), project development costs, and the cost of capital. First, with respect to our module manufacturing costs, our advanced technology has allowed us to reduce our average module manufacturing costs to the lowest in the world, based on publicly available information. In the three months ended March 31, 2011, our total average manufacturing costs were $0.75 per watt, which we believe is significantly less than those of traditional crystalline silicon solar module manufacturers. By continuing to improve conversion efficiency and production line throughput, lower material costs, and drive volume scale to further decrease overhead costs, we believe that we can further reduce our manufacturing costs per watt and maintain our cost advantage over traditional crystalline silicon solar module manufacturers. Second, by continuing to improve conversion efficiency, leverage volume procurement around standardized hardware platforms, and accelerate installation time, we believe we can continue to make reductions in BoS costs, which represent over half of all of the costs associated with a typical utility-scale PV solar power system. Third, with respect to project development costs, we seek optimal site locations in an effort to minimize transmission and permitting costs, and to accelerate lead time to electricity generation. Finally, we believe that continuing to strengthen our financial position, including our balance sheet and credit profile, together with our increasing solar power system operating experience, will enable us to continue to lower the cost of capital associated with our solar power systems, thereby further enhancing the economic viability of our projects and lowering the cost of electricity generated by solar power systems that incorporate our modules and technology.

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

We operate our business in two segments. Our components segment designs, manufactures, and sells solar modules to solar project developers and system integrators. Through our systems segment, we have the capability to provide a complete PV solar power system, using our solar modules, for utility-scale or large commercial systems. Providing a complete PV solar power system includes project development, engineering, procurement, and construction (EPC), operating and maintenance (O&M) services, when applicable, and project finance, when required. We view the sale of solar modules from the components segment as the core driver of our profitability, return on net assets, and cash throughput. We view our systems segment as an enabler to drive module throughput for our components business with the objective of achieving break-even results before income taxes for our systems segment. See Note 20. "Segment Reporting," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Manufacturing Capacity

As of March 31, 2011, we operated 30 production lines with an annual global manufacturing capacity of approximately 1.9 GW (based on the average per line run rate for the first quarter of 2011 at our existing plants) at our manufacturing plants in Perrysburg, Ohio, Frankfurt/Oder, Germany, and Kulim, Malaysia. We expect to increase our manufacturing capacity to 44 production lines (including our previously announced 4-line plants in Vietnam and Mesa, Arizona) by the end of 2012, with an annual global manufacturing capacity of approximately 2.8 GW (based on the average per line run rate for the first quarter of 2011 at our existing plants).

Market Overview

In addressing a growing global demand for PV solar electricity, we target markets with varying approaches depending on the underlying economics, market requirements, and distribution channels. In subsidized feed-in-tariff (FiT) markets, such as Germany, we have historically sold most of our solar modules to solar project developers, system integrators, and independent power producers. In other markets, such as the United States, the demand for solar has been primarily driven by state level renewable portfolio standards requiring regulated utilities to supply a portion of their total electricity from renewable energy sources such as solar power. To meet the needs of these markets and enable BoS cost reductions, we have developed a fully integrated systems business that can provide a low-cost turn-key utility-scale PV system solution for system owners and low cost electricity to utility end-users. Our fully integrated systems business has enabled us to increase module throughput, drive cost reduction across the value chain, identify and break constraints to sustainable markets, and to deliver the most compelling solutions to our customers and end-users. With our fully integrated systems business, we believe we are in a position to expand our business in transition markets and eventually economically sustainable markets (in which subsidies or incentives are minimal), which are expected to develop in areas with abundant solar resources and sizable electricity demand. We are committed to continually lowering the cost of solar electricity, and in the long term, we plan to compete on an economic basis with conventional fossil-fuel-based peaking power generation.

New FiT caps and tender processes on existing FiTs will require a period of adjustments in these markets and, therefore, could have the effect of significantly reducing industry-wide module demand and/or price levels, and our results of operations could be adversely affected.

In light of strong 2010 solar growth, the major European governments are currently seeking to balance subsidy costs with their commitment to the EU directive's goal of a 20% share of energy from renewable sources in the EU by 2020. Governments in Germany, France, and Italy are in the process of evaluating additional changes to their FiT structures. The German government is expected to adopt a partial acceleration of the January 2012 FiT digression to mid-2011. In Germany, which accounted for approximately 51% of our first quarter 2011 net sales, a mid-year FiT decrease (as was effected in 2010), if enacted, could contribute to a potential for tighter economics in the second half of 2011 as the solar industry adjusts to lower FiT levels, which may negatively affect long-term demand and price levels for PV products in Germany. In light of continually evolving FiT structures in our core European markets, it is uncertain whether growing demand from other countries and markets could absorb industry-wide module supply without significant inventory build-up or price reductions. We plan to mitigate this uncertainty in part by continuing to use our North American utility-scale systems pipeline as a buffer against demand fluctuations in Europe and elsewhere and by continuing the development of other geographic markets.

 In the United States, California has been the state where the majority of solar installations and solar power module and system sales have taken place in recent years. In April 2011, California enacted a renewable portfolio standard requiring California's electric utilities to produce 33% of their energy from renewable sources by 2020.

In the PV module segment, we continue to face intense competition from manufacturers of crystalline silicon solar modules and other types of solar modules and PV systems. Solar module manufacturers compete with one another in several product performance attributes, including reliability and module cost per watt, and, with respect to solar power systems, return on equity (ROE) and levelized cost of electricity (LCOE), meaning the net present value of total life cycle costs of the solar power project divided by the quantity of energy which is expected to be produced over the system's life. The ability to expand manufacturing capacity quickly is another source of differentiation among solar module manufacturers, and certain of our competitors may have a faster response time to capacity expansion than we do and/or an ability to expand capacity in finer increments than we can. We are the lowest cost PV module manufacturer in the solar industry, based on publicly available information, as evidenced by the further reduction in our average manufacturing cost per watt from $0.81 during the three months ended March 27, 2010 to $0.75 during the three months ended March 31, 2011. This cost advantage is reflected in the price at which we sell our modules or fully integrated systems and enables our systems to compete favorably in respect of their ROE or LCOE. Our cost competitiveness is based in large part on our proprietary technology (which enables conversion efficiency improvements and enables us to produce a module in less than 2.5 hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), our scale, and our operational excellence. In addition, our modules use approximately 1-2% of the amount of semiconductor material that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules. The timing and rate of change in the cost of silicon feedstock could lead to changes in solar module pricing levels. Although we are not a crystalline silicon module manufacturer, we estimate, based on industry research and public disclosures of our competitors, that a $10 per Kg increase or decrease in the price of polysilicon could increase or decrease, respectively, our competitors' manufacturing cost per watt by approximately $0.06 to $0.07 over time. Given the lower conversion efficiency of our modules compared to crystalline silicon modules, there may be higher BoS costs associated with systems using our modules. Thus, to compete effectively on the basis of LCOE, our modules may need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules. During the three months ended March 31, 2011, we reduced our manufacturing cost per watt by 7% from our cost per watt in the three months ended March 27, 2010 and continued to reduce BoS costs associated with systems using our modules.

While our modules currently enjoy competitive advantages in these product performance attributes, there can be no guarantee that these advantages will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in margin compression, a decline in the average selling prices of our solar modules, erosion in our market share for modules, a decrease in the rate of revenue growth, and/or a decline in overall revenues. We have taken, and continue to take, various actions to mitigate the potential impact resulting from competitive pressures, including adjusting our pricing policies as necessary in core market segments to drive module volumes, continuously making progress along our cost reduction roadmap, and focusing our research and development on increasing the conversion efficiency of our solar modules.

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

Net sales

Components Business

Currently, the majority of our net sales are generated from the sale of solar modules. We price and sell our solar modules per watt of power. During the three months ended March 31, 2011, we sold the majority of our solar modules to solar power system project developers, system integrators, and operators headquartered in Germany, Italy, France, and India, which either resell our solar modules to end-users or integrate them into power plants that they own, operate, or sell.

As of March 31, 2011, we had supply contracts for the sale of solar modules expiring at the end of 2012 with fourteen solar power system project developers and system integrators headquartered within the European Union (Supply Contracts). These contracts account for a significant portion of our planned production over the period from 2011 through 2012 and, therefore, will significantly affect our overall financial performance.

Our sales prices under the Supply Contracts are denominated in euro, exposing us to risks from currency exchange rate fluctuations. During the three months ended March 31, 2011, 89% of our components business net sales were denominated in euro and were subject to fluctuations in the exchange rate between the euro and U.S. dollar.

In the past, we have amended pricing and other terms in our Supply Contracts on a prospective basis in order to remain competitive, and we may decide in the future to further amend these contracts in order to address the highly competitive environment for solar modules. During 2009, we amended our Supply Contracts with certain of our customers to implement a program which provided a price rebate to these customers for solar modules purchased from us. The intent of this program was to enable our customers to successfully compete in our core German market and to adjust, for eligible customers, the sales price (which was documented in framework agreements entered into several years ago) in light of market conditions. The rebate program is offered for a defined period, during which customers may apply and claim such rebate. The most recent rebate offering, for solar modules sold on or after December 1, 2010, includes certain European geographic areas in addition to Germany. The rebate amounts continue to be established so as to enable the sell-through of our products at competitive prices. The rebate program applies a specified rebate rate to solar modules sold for solar power projects in certain geographic areas. Customers need to meet certain requirements in order to be eligible for and benefit from this program. During the three months ended March 31, 2011, we experienced approximately 92% participation in this program by eligible customers.

We account for these rebates as a reduction to the selling price of our solar modules and, therefore, as a reduction in revenue at the time of sale and recognize a contra-asset within accounts receivable trade, net. No rebates granted under this program can be claimed for cash; instead, rebates may only be applied to reduce outstanding accounts receivable balances. During the three months ended March 31, 2011, we extended rebates to customers in the amount of €10.7 million ($14.8 million at the average exchange rate of $1.38/€1.00). At March 31, 2011, we had €17.7 million ($25.0 million at the balance sheet close rate on March 31, 2011 of $1.41/€1.00) of rebate claims accrued, which reduced our accounts receivable accordingly. During the three months ended March 27, 2010, we extended rebates to customers in the amount of €20.0 million ($27.8 million at an average exchange rate of $1.39/€1.00).

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

The following tables summarize, as of May 3, 2011, our 2.4 GW AC North American utility systems advanced project pipeline:

Projects Under Construction or Planned to Commence Construction in 2011 (Includes Both Sold Projects and EPC Contract/Partner Developed Contracts)

Project/Location	Project Size in MW AC	Power Purchase Agreement (PPA)	Third Party Owner
Agua Caliente, Arizona	290	PG&E	NRG
St. Clair, Ontario, Canada	40	OPA (2)	NextEra
PNM, New Mexico	22	UOG (3)	PNM
Santa Teresa, New Mexico	20	El Paso (1)	NRG
Walpole, Ontario, Canada	20	OPA (2)	GE/Plutonic
Belmont, Ontario, Canada	20	OPA (2)	GE/Plutonic
Paloma, Gila Bend, Arizona	17	UOG (3)	APS
Amherstburg 2, Ontario, Canada	15	OPA (2)	Enbridge
Amherstburg 1, Ontario, Canada	10	OPA (2)	GE/Plutonic
Total	454

Projects Permitted - Not Sold

Project/Location	Project Size in MW AC	Power Purchase Agreement (PPA)
AV Solar Ranch One, California	230	PG&E
Silver State North, Nevada	50	NV Energy
Total	280

Projects in Development/PPA

Project/Location	Project Size in MW AC	Power Purchase Agreement (PPA)
Topaz, California	550	PG&E
Sunlight, California	300	PG&E
Sunlight, California	250	SCE
Stateline, California	300	SCE
Silver State South, Nevada	250	SCE
Total	1,650

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

Systems Business

Within our systems business, project-related costs include standard EPC costs (consisting primarily of BoS costs for inverters, electrical and mounting hardware, project management and engineering costs, and installation labor costs), site specific costs, and development costs (including transmission upgrade costs, interconnection fees, and permitting costs). As further described in Note 20. "Segment Reporting," to our condensed consolidated financial statements included within this Quarterly Report on Form 10-Q, at the time when the revenue recognition criteria are met, we include the sale of our solar modules manufactured by our components business and used by our systems business as net sales of our components business. Therefore, the related cost of sales are also included within our components business at that time.

Deferred project costs represent (i) costs that we capitalize for arrangements that we account for as real estate transactions after we have entered into a definitive sales arrangement, but before we have met the criteria to recognize the sale as revenue, (ii) recoverable pre-contract costs that we capitalize for arrangements accounted for as Long-term Construction Contracts prior to entering into a definitive sales agreement or, (iii) costs that we capitalize for arrangements accounted for as Long-term Construction Contracts after we have signed a definitive sales agreement, but before the revenue recognition criteria have been met. Deferred project costs capitalized on our balance sheet at March 31, 2011 and December 31, 2010 were $4.5 million and $14.4 million, respectively.

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

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, and investments, and restricted cash and investments. Interest income also includes interest received from notes receivable and interest collected for late customer payments.

Interest expense, net

Interest expense, net of amounts capitalized, is incurred on various debt financings. We capitalize interest expense into our property, plant and equipment, project assets, and deferred project costs.

Income tax expense

Income taxes are imposed on our income by taxing authorities in the various jurisdictions in which we operate, principally the United States, Germany, and Malaysia. The statutory federal corporate income tax rate in the United States is 35.0%, whereas the tax rates in Germany and Malaysia are approximately 28.6% and 25.0%, respectively. In Malaysia, we have been granted a long-term tax holiday, scheduled to expire in 2027, pursuant to which substantially all of our income earned in Malaysia is exempt from income tax.

Use of estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales, and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, contingencies and litigation, solar module collection and recycling liability, warranty obligations, goodwill, income taxes, derivative instrument valuation, intangible assets, inventories, marketable securities valuation, and share-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2011	March 27, 2010
Net sales	100.0%	100.0%
Cost of sales	54.2%	50.3%
Gross profit	45.8%	49.7%
Research and development	5.5%	4.0%
Selling, general and administrative	15.3%	11.8%
Production start-up	2.1%	0.2%
Operating income	22.8%	33.7%
Foreign currency gain (loss)	0.2%	(0.1)%
Interest income	0.5%	1.0%
Interest expense, net	—%	—%
Other expense, net	(0.1)%	(0.1)%
Income tax expense	3.0%	4.2%
Net income	20.4%	30.3%

Three Months Ended March 31, 2011 and March 27, 2010

Net sales

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 27, 2010	Three Month Period Change
Net sales	$567,293	$567,961	$(668)	—%

Our net sales during the three months ended March 31, 2011 decreased slightly compared with the three months ended March 27, 2010, primarily due to a 14% decrease in our module average selling price, partially offset by an 11% increase in the volume of solar modules sold and a 5% increase in the average conversion efficiency of our solar modules.

The decline in our module average selling price was attributable to the following: a 5% decrease due to annual contractual agreements, a 6% decrease due to competitive pressures (including our customer rebate program), and a 3% decrease due to the weakening of the euro against the U.S dollar exchange rate.

In addition, revenue recognized for our systems business increased by $9.1 million during the three months ended March 31, 2011 compared to the three months ended March 27, 2010, primarily as a result of revenue recognition on various utility-scale solar power systems in North America.

Cost of sales

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 27, 2010	Three Month Period Change
Cost of sales	$307,628	$285,925	$21,703	8%
% of net sales	54.2%	50.3%

The increase in cost of sales was primarily due to a $39.5 million increase in personnel and other manufacturing costs related to increased volume sold and a $12.1 million increase in cost of sales as a result of higher net sales of our systems business, partially offset by continuous cost reductions and other costs in our manufacturing operations. During the three months ended March 31, 2011, we increased our watts sold by approximately 16%.

Our average manufacturing cost per watt declined by $0.06 per watt, or 7%, from $0.81 in the three months ended March 27, 2010 to $0.75 in the three months ended March 31, 2011 and included $0.01 of non-cash stock based compensation.

Cost of sales for the three months ended March 27, 2010 included $4.5 million related to an increase in estimated expenses for certain module replacement efforts beyond normal warranty. During the period from June 2008 to June 2009, a manufacturing excursion occurred affecting less than 4% of the total product manufactured within the period. The excursion could result in possible premature power loss in the affected modules. The root cause was identified and subsequently mitigated in June 2009. On-going testing confirms that the corrective actions taken have been effective. We have been working directly with impacted customers to replace the affected modules and these efforts are well underway and, in some cases, complete. Some of these efforts go beyond our normal warranty coverage. No additional expense was accrued in the first quarter of 2011. $37.9 million in total-to-date has been accrued to cover the replacement of the anticipated affected module population in the field.

Gross profit

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 27, 2010	Three Month Period Change
Gross profit	$259,665	$282,036	$(22,371)	(8)%
% of net sales	45.8%	49.7%

Gross profit as a percentage of net sales decreased by 3.9 percentage points in the three months ended March 31, 2011 compared with the three months ended March 27, 2010. This decrease was attributable to the following: a 5.5 percentage point reduction due to a decline in our module average selling prices, a 1.5 percentage point reduction due to segment mix between our components and systems businesses, and a 1.7 percentage point reduction due to the weakening of the euro against the U.S. dollar exchange rate, partially offset by a 3.9 percentage point margin improvement attributable to continued manufacturing scale and reductions in our manufacturing cost per watt and a 0.9 percentage point improvement relating to a decrease in manufacturing excursion costs discussed above under "Cost of sales." We expect that gross profit will be impacted in future periods by the volatility of the exchange rate between the U.S. dollar and the euro and product mix between our components and systems businesses.

Research and development

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 27, 2010	Three Month Period Change
Research and development	$31,351	$22,888	$8,463	37%
% of net sales	5.5%	4.0%

The increase in research and development expense was due to a $6.1 million increase in personnel-related expenses (including a $1.2 million increase in share-based compensation expense) resulting from increased headcount devoted to working on various projects to increase the efficiency of our modules at converting sunlight into electricity, a $2.0 million increase in depreciation, testing, and qualification material costs, and a $0.4 million increase in other expenses. During the three months ended March 31, 2011, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the conversion efficiency of our modules by approximately 5% compared with the three months ended March 27, 2010.

Selling, general and administrative

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 27, 2010	Three Month Period Change
Selling, general and administrative	$87,000	$66,864	$20,136	30%
% of net sales	15.3%	11.8%

The increase in selling, general and administrative expense was due to a $5.5 million increase in salaries and personnel-related expenses due to growth (including $2.8 million of share-based compensation expense), a $4.4 million increase in facility and depreciation expenses, a $3.5 million increase in professional and legal fees, a $3.3 million increase in expenses related to our systems business, and a $3.4 million increase in other expenses.

Production start-up

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 27, 2010	Three Month Period Change
Production start-up	$11,931	$1,143	$10,788	944%
% of net sales	2.1%	0.2%

During the three months ended March 31, 2011, we incurred $11.9 million of production start-up expenses primarily for our eight-line Malaysian manufacturing expansion and our four-line manufacturing expansions in Germany, Vietnam, and Mesa, Arizona, including legal, regulatory, and personnel costs, compared with $1.1 million of production start-up expenses for our Malaysian manufacturing expansion during the three months ended March 27, 2010. Production start-up expenses are composed of the cost of labor and material and depreciation expense to run and qualify the production lines, related facility expenses, management of our replication process, and legal and regulatory costs.

Foreign currency gain (loss)

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 27, 2010	Three Month Period Change
Foreign currency gain (loss)	$950	$(696)	$1,646	236%

Foreign exchange gain increased during the three months ended March 31, 2011 compared with the three months ended March 27, 2010 due to an increase in our foreign currency denominated assets and liabilities and the appreciation of the euro during the three months ended March 31, 2011.

Interest income

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 27, 2010	Three Month Period Change
Interest income	$3,023	$5,648	$(2,625)	(46)%

Interest income decreased during the three months ended March 31, 2011 compared with the three months ended March 27, 2010, primarily as a result of interest received from notes receivable and penalties for late customer payments during the three months ended March 27, 2010.

Interest expense, net

Three Months Ended
(Dollars in thousands)	March 31, 2011	March 27, 2010	Three Month Period Change
Interest expense, net	$—	$—	$—	—%

Interest expense, net of amounts capitalized, remained consistent during the three months ended March 31, 2011 compared with the three months ended March 27, 2010, primarily as a result of interest expense capitalized during both periods.

Other expense, net

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 27, 2010	Three Month Period Change
Other expense, net	$(349)	$(734)	$385	52%

Other expense, net, decreased during the three months ended March 31, 2011 compared with the three months ended March 27, 2010, primarily as a result of miscellaneous income received during the three months ended March 31, 2011.

Income tax expense

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 27, 2010	Three Month Period Change
Income tax expense	$17,039	$23,014	$(5,975)	(26)%
Effective tax rate	12.8%	11.8%

Income tax expense decreased by $6.0 million during the three months ended March 31, 2011 compared with the three months ended March 27, 2010. Substantially all of this decrease resulted from a $62.4 million decrease in pre-tax income, partially offset by a greater percentage of profits earned in higher tax jurisdictions. See Note 16. "Income Taxes," to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

Business Segment Review

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 27, 2010	% Change
Net sales
Components	$519,519	$529,268	(2)%
Systems	47,774	38,693	23%
Total	$567,293	$567,961	—%

Income before income taxes (Segment profit)
Components	$133,007	$195,359	(32)%
Systems	—	—	—%
Total	$133,007	$195,359	(32)%

Our CODM, consisting of senior executive staff, views the sale of solar modules from the components segment as the core driver of our profitability, return on net assets, and cash throughput; and as a result, we view our systems segment as an enabler to drive module throughput. Therefore, we operate our systems segment with the objective to achieve break-even results before income taxes. We include the sale of our solar modules manufactured by the components segment and installed in projects sold by our systems segment in “net sales” of our components business. See Note 20. "Segment Reporting," to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for more information.

Components Segment

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 27, 2010	% Change
Net sales	$519,519	$529,268	(2)%
Cost of sales	$261,261	$251,617	4%
Income before income taxes (Segment profit)	$133,007	$195,359	(32)%

Components segment net sales decreased by 2% in the three months ended March 31, 2011 compared with the three months ended March 27, 2010, primarily due to a decrease in our module average selling price, partially offset by an increase in the volume of solar modules sold and an increase in the average conversion efficiency of our solar modules. Our module average selling price, excluding the impact of systems segment break-even reporting, decreased by approximately 14% during the three months ended March 31, 2011 compared with the three months ended March 27, 2010. The effect of our segment reporting adjustments, to achieve break-even results before income taxes for our systems segment, decreased the module average selling price by an additional 1%.

Components segment cost of sales increased by 4% in the three months ended March 31, 2011 compared with the three months ended March 27, 2010, primarily due to an increase in personnel and other manufacturing costs related to increased volumes sold, partially offset by continuous cost reductions and other costs in our manufacturing operations.

Components segment profit decreased by 32% in the three months ended March 31, 2011 compared with the three months ended March 27, 2010, primarily due to $26.2 million of compensation to our systems segment for a temporary shortfall during the three months ended March 31, 2011 and lower net sales mainly due to a decrease in our module average selling prices and an increase in cost of sales.

Systems Segment

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 27, 2010	% Change
Net sales	$47,774	$38,693	23%
Cost of sales	$46,367	$34,308	35%
Income before income taxes (Segment profit)	$—	$—	—%

Systems segment net sales increased from $38.7 million in the three months ended March 27, 2010 to $47.8 million in the three months ended March 31, 2011, reflecting revenue recognition for various in-progress utility-scale solar power systems in North America.

Systems segment cost of sales increased from $34.3 million in the three months ended March 27, 2010 to $46.4 million in the three months ended March 31, 2011, primarily due to an increase in ramp costs consisting primarily of personnel costs. In addition, cost of sales increased due to an increase in construction activities for various utility-scale solar power projects in North America during the three months ended March 31, 2011 compared to the three months ended March 27, 2010. See also Item 2: “Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Operations Overview - Cost of Sales - Systems Business" for a description of cost of sales for our systems business.

Systems segment profit was zero for the three months ended March 31, 2011 and March 27, 2010. As noted above, we operate our systems segment with the objective to achieve break-even results before income taxes. See Note 20. "Segment Reporting," to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for more information.

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems revenue recognized for the three months ended March 31, 2011 and March 27, 2010. For the purposes of the following table, (i) "Solar module revenue" is composed of total revenues from the sale of solar modules to third parties, and (ii) "Solar power system revenue" is composed of total revenues from the sale of complete solar power systems and related services including the solar modules installed in the solar power system.

	Three Months Ended
(Dollars in thousands)	March 31, 2011	March 27, 2010
Solar module revenue	$505,742	$528,878
Solar power system revenue	61,551	39,083
Total net sales	$567,293	$567,961

Critical Accounting Policies and Estimates

In preparing our financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP), we make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent liabilities in our financial statements and the related notes, thereto. Some of our accounting policies require the application of significant judgment by management in the selection of the appropriate assumptions for making these estimates. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe that the assumptions, judgments, and estimates involved in the accounting for revenue recognition, accrued solar module collection and recycling liability, product warranties, accounting for income taxes, and goodwill have the greatest potential impact on our condensed consolidated financial statements.

Revenue Recognition - Systems Business. Through our fully integrated systems business, we provide a complete solar power system solution using our solar modules, which may include project development, EPC services, O&M services, when applicable, and project finance, when required. We base revenue recognition for arrangements entered into by our systems business generally using two distinct revenue recognition models, following the guidance in ASC 605, Accounting for Long-term Construction Contracts or, for arrangements which include land, ASC 360, Accounting for Sales of Real Estate. For long-term construction contracts recognized under ASC 605, we use the percentage-of-completion methodology as our basic accounting policy, unless we cannot make reasonably dependable estimates of the costs to complete the contract, in which case we would use the completed contract method. Revenue recognized for fixed price contracts applying the percentage-of-completion methodology requires us to estimate actual costs incurred over total estimated contract costs to complete a project. We periodically revise our contract cost and profit estimates and we immediately recognize any losses that we identify on contracts. Typically, we have full control over the procurement of balance of systems parts (BOS) with predictable pricing, delivery and installation schedules and therefore mainly unexpected change orders will result in changes to our estimates.

Incurred costs used in our percentage-of-completion calculation include all direct materials, costs for solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. We recognize direct material costs as incurred costs when the direct materials have been installed. We consider direct materials to be installed when they are permanently attached or fitted to the solar power systems as required by engineering designs.

For a description of our remaining critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

See Note 3. "Recent Accounting Pronouncements," to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of March 31, 2011, we had $713.0 million in cash, cash equivalents, marketable securities, and investments compared with $1,113.8 million as of December 31, 2010. The decrease in our cash, cash equivalents, marketable securities, and investments was primarily due to the repayment of long-term debt, annual payments for the funding of our collection and recycling program, incentive compensation, and an increase in our working capital. As of March 31, 2011 and December 31, 2010, $484.2 million and $684.0 million, respectively, of our cash, cash equivalents, marketable securities, and investments were held by foreign subsidiaries and are generally based in euro and U.S. dollar-denominated holdings.

We believe that our current cash, cash equivalents, marketable securities, investments, cash flows from operating activities, revolving credit facility, and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage credit and market risk. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan.

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

Cash Flows

The following table summarizes the key cash flow metrics for the three months ended March 31, 2011 and March 27, 2010 (in thousands):

	Three Months Ended
	March 31, 2011	March 27, 2010
Net cash (used in) provided by operating activities	$(43,813)	$31,273
Net cash used in investing activities	(263,416)	(262,364)
Net cash (used in) provided by financing activities	(111,273)	1,961
Effect of exchange rate changes on cash and cash equivalents	8,538	(14,483)
Net decrease in cash and cash equivalents	$(409,964)	$(243,613)

Operating Activities

Cash used in operating activities was $43.8 million during the three months ended March 31, 2011 compared with cash provided by operating activities of $31.3 million during the three months ended March 27, 2010. The decrease in operating cash flows during the three months ended March 31, 2011 was primarily due to an increase in payments to suppliers and associates, a decrease in cash received from customers, and an increase in working capital requirements to fund our systems business.

Cash paid to suppliers and associates increased from $441.1 million during the three months ended March 27, 2010 to $495.4 million during the three months ended March 31, 2011, mainly due to an increase in raw material and component purchases, an increase in personnel-related costs due to higher headcount, and other costs supporting our growth. Cash received from customers decreased from $484.3 million during the three months ended March 27, 2010 to $471.6 million during the three months ended March 31, 2011.

Interest received decreased from $9.4 million during the three months ended March 27, 2010 to $2.0 million during the three months ended March 31, 2011, primarily as a result of interest received from notes receivable and penalties for late customer payments in the prior year.

Investing Activities

Cash used in investing activities was $263.4 million during the three months ended March 31, 2011, compared with $262.4 million during the three months ended March 27, 2010. Cash used in investing activities during the three months ended March 31, 2011 included capital expenditures of $169.0 million, which increased by $63.0 million from $106.0 million during the three months ended March 27, 2010. The increase in capital expenditures was primarily due to our manufacturing expansions in Malaysia and Germany, and construction of new plants in Vietnam, and Mesa, Arizona. Also, we decreased our net investment in marketable securities and investments from $149.8 million during the three months ended March 27, 2010 to $10.6 million during the three months ended March 31, 2011 and used cash to fund $62.7 million for estimated future end-of-life collection and recycling costs of solar modules that we sold during fiscal 2010. Amounts that we set aside for future solar module collection and recycling costs are deposited in a custodial account, under the name of a trust, with a large bank as investment advisor. Amounts in this account are invested in long-term marketable securities, which we classify as "Restricted cash and investments" on our balance sheet. On January 4, 2011, we acquired Ray Tracker, Inc., a tracking technology and photovoltaic balance of systems firm in an all-cash transaction.

Cash used in investing activities during the three months ended March 27, 2010 resulted primarily from capital expenditures of $106.0 million, the net purchase of marketable securities of $149.8 million, and an increase in our restricted cash and investments of $43.4 million, partially offset by payments received on notes receivable of $35.8 million. Capital expenditures were primarily due to the construction of two new plants adjacent to our existing plants in Malaysia and the expansion of our plant in Perrysburg, Ohio.

At the beginning of each fiscal year we pre-fund our estimated solar module collection and recycling costs for solar modules that we sold during the prior fiscal year through a custodial account with a large bank as investment advisor, in the name of a trust, for which First Solar, Inc., First Solar Malaysia Sdn. Bhd, and First Solar Manufacturing GmbH are grantors. For this purpose we assume a minimum service life of 25 years for our solar modules. At March 31, 2011 and December 31, 2010, we had $147.7 million and $86.0 million, respectively, in the custodial account, which we classified in our restricted investments on our balance sheet. See Note 7. "Restricted Cash and Investments," to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

Financing Activities

Cash used in financing activities was $111.3 million during the three months ended March 31, 2011 compared with $2.0 million provided by financing activities during the three months ended March 27, 2010. Cash used in financing activities during the three months ended March 31, 2011 resulted primarily from the repayment of long-term debt of $113.9 million, partially offset by cash provided by employee stock option exercises of $2.7 million.

Cash provided by financing activities during the three months ended March 27, 2010 resulted primarily from stock option exercise proceeds of $1.1 million and excess tax benefits from share-based compensation arrangements of $1.6 million. These cash proceeds were partially offset by the repayment of long-term debt of $0.7 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously provided under Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of March 31, 2011 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting during the three months ended March 31, 2011.

We are in the process of converting to a new enterprise resource planning (ERP) system. Implementation of the new ERP system is scheduled to occur in phases and we expect to complete Phase II of this implementation in our third fiscal quarter of 2011. For a discussion of risks relating to the implementation of a new ERP system, please see the risk factor entitled “Implementing a new enterprise resource planning system could interfere with our business or operations and could adversely impact our financial position, results of operations and cash flows.” in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. We will continue to implement our new financial system in stages, and each stage may affect significant components of our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

Item 5. Other Information

As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April, 13, 2011, effective April 30, 2011, the Company and Bruce Sohn, President, Operations, mutually agreed to end Mr. Sohn's employment with the Company. Mr. Sohn will receive certain compensation and benefits in accordance with the terms of his employment agreement. Mr. Sohn's employment agreement contains a mitigation clause that provides for the reduction of his severance payment by the amount of compensation earned by him from other employment in the twenty-four month period following the employment termination. The Company and Mr. Sohn have entered into an Amendment to the Non-Competition and Non-Solicitation Agreement and Mitigation Clause Waiver (a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q), whereby the Company has waived the aforementioned mitigation clause, and Mr. Sohn's Non-Competition and Non-Solicitation Agreement has been amended to increase the restricted period from 24 to 36 months following the employee's termination of employment.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Exhibit Description
10.1	Employment Agreement, dated October 1, 2010, and Change in Control Severance Agreement, dated October 1, 2009, between First Solar, Inc. and Maja Wessels
10.2	Employment Agreement, dated February 22, 2011, between First Solar, Inc. and T.L. Kallenbach
10.3	Employment Agreement, dated March 15, 2011, and Change in Control Severance Agreement, dated April 4, 2011 between First Solar, Inc. and Mark Widmar
10.4	Amendment to the Non-Competition and Non-Solicitation Agreement, dated April 28, 2011, between First Solar, Inc. and Bruce Sohn
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOLAR, INC.
By: /s/ JAMES ZHU
James Zhu
Principal Accounting Officer

May 4, 2011