Form 10-Q
period 2011-06-30
FIRST SOLAR, INC.
filed 2011-08-05
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

As of July 29, 2011, 86,304,748 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 26, 2010	June 30, 2011	June 26, 2010
Net sales	$532,774	$587,854	$1,100,067	$1,155,815
Cost of sales	337,976	303,660	645,604	589,585
Gross profit	194,798	284,194	454,463	566,230
Operating expenses:
Research and development	33,102	22,836	64,453	45,724
Selling, general and administrative	86,872	78,597	173,872	145,461
Production start-up	10,294	2,288	22,225	3,431
Total operating expenses	130,268	103,721	260,550	194,616
Operating income	64,530	180,473	193,913	371,614
Foreign currency gain (loss)	1,659	(2,625)	2,609	(3,321)
Interest income	3,417	3,035	6,440	8,683
Interest expense, net	—	(6)	—	(6)
Other income (expense), net	2,351	(439)	2,002	(1,173)
Income before income taxes	71,957	180,438	204,964	375,797
Income tax expense	10,819	21,395	27,858	44,409
Net income	$61,138	$159,043	$177,106	$331,388
Net income per share:
Basic	$0.71	$1.87	$2.07	$3.91
Diluted	$0.70	$1.84	$2.03	$3.84
Weighted-average number of shares used in per share calculations:
Basic	86,164	84,852	85,746	84,679
Diluted	87,126	86,401	87,092	86,247

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$357,477	$765,689
Marketable securities and investments	106,966	167,889
Accounts receivable trade, net	541,977	305,537
Accounts receivable, unbilled	63,677	1,482
Inventories	322,995	195,863
Balance of systems parts	33,656	4,579
Project assets	145,379	—
Deferred tax assets, net	3,590	388
Prepaid expenses and other current assets	260,514	143,033
Total current assets	1,836,231	1,584,460
Property, plant and equipment, net	1,727,993	1,430,789
Project assets	309,688	320,140
Deferred tax assets, net	268,243	259,236
Marketable securities	50,996	180,271
Restricted cash and investments	174,698	86,003
Goodwill	458,808	433,288
Inventories	42,713	42,728
Other assets	69,862	43,488
Total assets	$4,939,232	$4,380,403
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$189,875	$82,312
Income taxes payable	36,493	16,831
Accrued expenses	242,250	244,271
Current portion of long-term debt	28,334	26,587
Other current liabilities	94,917	99,676
Total current liabilities	591,869	469,677
Accrued solar module collection and recycling liability	176,644	132,951
Long-term debt	332,492	210,804
Other liabilities	156,689	112,026
Total liabilities	1,257,694	925,458
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 86,290,962 and 85,843,511 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	86	86
Additional paid-in capital	1,878,429	1,815,420
Contingent consideration	—	1,118
Accumulated earnings	1,842,670	1,665,564
Accumulated other comprehensive loss	(39,647)	(27,243)
Total stockholders’ equity	3,681,538	3,454,945
Total liabilities and stockholders’ equity	$4,939,232	$4,380,403

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2011	June 26, 2010
Cash flows from operating activities:
Cash received from customers	$798,159	$955,086
Cash paid to suppliers and associates	(1,005,181)	(824,407)
Interest received	6,742	12,560
Interest paid	(3,119)	(2,551)
Income taxes paid, net of refunds	(25,643)	(31,712)
Excess tax benefit from share-based compensation arrangements	(16,497)	—
Other operating activities	(1,296)	(1,376)
Net cash (used in) provided by operating activities	(246,835)	107,600
Cash flows from investing activities:
Purchases of property, plant and equipment	(389,966)	(239,506)
Purchases of marketable securities and investments	(189,735)	(267,304)
Proceeds from maturities of marketable securities and investments	87,748	59,256
Proceeds from sales of marketable securities and investments	289,943	203,903
Payments received on notes receivable	—	61,658
Increase in restricted investments	(62,748)	(43,064)
Increase in restricted cash	(23,328)	—
Acquisitions, net of cash acquired	(21,105)	—
Other investing activities	214	1,308
Net cash used in investing activities	(308,977)	(223,749)
Cash flows from financing activities:
Proceeds from stock option exercises	7,651	3,709
Repayment of long-term debt	(114,342)	(14,004)
Proceeds from borrowings under credit facilities, net of discount and issuance costs	224,442	—
Excess tax benefit from share-based compensation arrangements	16,497	—
Proceeds from economic development funding	3,112	—
Other financing activities	(236)	(2)
Net cash provided by (used in) financing activities	137,124	(10,297)
Effect of exchange rate changes on cash and cash equivalents	10,476	(27,571)
Net decrease in cash and cash equivalents	(408,212)	(154,017)
Cash and cash equivalents, beginning of the period	765,689	664,499
Cash and cash equivalents, end of the period	$357,477	$510,482
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$109,685	$30,457

 See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC.

We report our quarterly results of operations using a calendar convention. Prior to December 31, 2010, our fiscal periods ended on the Saturday closest to the end of the applicable calendar quarter. Fiscal 2011 will end on December 31, 2011.

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

Note 2. Summary of Significant Accounting Policies

Revenue recognition — Systems Business. Our systems business provides a complete solar power system solution, which includes project development, engineering, procurement, and construction (EPC) services, operating and maintenance (O&M) services, when applicable, and project finance, when required.

We recognize revenue for arrangements entered into by the systems business generally using two revenue recognition models, following the guidance in ASC 605, Accounting for Long-term Construction Contracts or, for arrangements which include land, ASC 360, Accounting for Sales of Real Estate.

For construction contracts that do not involve land or land rights and thus are accounted for under ASC 605, we use the percentage-of-completion method using actual costs incurred over total estimated costs to complete a project (including module costs) as our basic accounting policy, unless we cannot make reasonably dependable estimates of the costs to complete the contract, in which case we would use the completed contract method. We periodically revise our contract cost and profit estimates and we immediately recognize any losses that we identify on contracts. Incurred costs include all direct materials, costs for solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. We recognize direct material costs and costs for solar modules as incurred costs when the direct materials and solar modules have been installed. When contracts specify that title to direct materials and solar modules transfers to the customer before installation has been performed, we defer revenue and associated costs and recognize revenue once those materials are installed and have met all other revenue recognition requirements. We consider direct materials to be installed when they are permanently attached or fitted to the solar power systems as required by engineering designs.

For arrangements recognized under ASC 360, typically when we have gained control of land or land rights, we record the sale as revenue after construction of a project is complete, we have transferred the usual risks and rewards of ownership to the buyer, and we have received payment from the buyer. We apply the percentage-of-completion method to certain contracts covered under ASC 360, when the sale has been consummated, the initial or continuing investment criteria have been met, we have the ability to estimate our costs and progress toward completion, and other revenue recognition criteria have been met. Depending on the value of the initial and continuing payment commitment by the buyer, we may align our revenue recognition and release of project assets to cost of sales with the receipt of payment from the buyer for contracts accounted for under ASC 360.

Balance of Systems Parts. Balance of systems parts represent mounting, DC and AC electrical and other construction parts purchased for solar power plants under construction, which we hold title of and are not yet installed in a solar power plant. These parts include posts, tilt brackets, tables, harnesses, combiner boxes, inverters, cables and any other parts we purchase or assemble for the solar power plants we construct. Balance of systems parts do not include solar modules. We report these parts at the lower of cost or market, with market being based on either recoverability through installation in a solar power plant under construction or through a sale.

Please also refer to Note 2. "Summary of Significant Accounting Policies," to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for a more complete discussion of our significant accounting policies.

Note 3. Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends current fair value measurement and disclosure guidance to include increased transparency around valuation input and investment categorization. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption not permitted. We do not believe that the adoption of ASU 2011-04 in the first quarter of 2012 will have an impact on our financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied retrospectively. We do not believe that the adoption of ASU 2011-05 will have an impact on our financial position, results of operations, or cash flows.

Note 4. Acquisitions

Fiscal 2011 Acquisition

Ray Tracker

On January 4, 2011, we acquired 100% of the ownership interest of Ray Tracker, Inc., a tracking technology and photovoltaic (PV) balance of systems business in an all-cash transaction, which was not material to our consolidated balance sheets and results of operations. We have included the financial results of Ray Tracker in our condensed consolidated financial statements from the date of acquisition. During the first six months of 2011, Ray Tracker did not contribute a material amount to our net sales and net income.

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

The total consideration for this acquisition was $296.7 million in an all-cash transaction. In allocating the purchase price based on estimated fair values, we recorded approximately $146.8 million of goodwill, $2.5 million of net tangible assets, and $147.4 million of project assets. We have included the financial results of NextLight in our condensed consolidated financial statements beginning on the acquisition date. For the period from January 1, 2010 to June 26, 2010, NextLight did not recognize any revenue and did not incur a material net loss. Therefore, had the acquisition of NextLight occurred on December 27, 2009 (the first day of our fiscal year 2010), our reported net sales would not have changed and our reported net income would not have materially changed from the amounts previously reported.

Note 5. Goodwill

The changes in the carrying amount of goodwill, which is generally deductible for tax purposes, for our components segment and systems segment for the six months ended June 30, 2011 were as follows (in thousands):

	Components	Systems	Consolidated
Ending balance, December 31, 2010	$393,365	$39,923	$433,288
Goodwill from acquisition	—	25,520	25,520
Ending balance, June 30, 2011	$393,365	$65,443	$458,808

ASC 350, Intangibles — Goodwill and Other, requires us to test goodwill for impairment at least annually, or sooner, if facts or circumstances between scheduled annual tests indicate that it is more likely than not that the fair value of a reporting unit that has goodwill might be less than its carrying value. Currently our operating segments and reporting units are identical. We estimate the fair value of our reporting units by referring to the price that would be received to sell the unit as whole in an orderly transaction between market participants at the measurement date. For the goodwill assessment of our systems business, we believe that a typical market participant for the sale of our systems reporting unit would be a solar module manufacturer seeking to acquire a systems business with a large pipeline of utility-scale solar power plant projects, with the intent that these projects would provide a captive outlet for additional future solar module production. Therefore, we model the systems reporting unit's future performance for purposes of applying the income method of fair value measurement to include some of the profitability associated with the solar module element of the solar power plants that it builds and sells.

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

Note 6. Cash, Cash Equivalents, Marketable Securities, and Investments

Cash, cash equivalents, marketable securities, and investments consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Cash and cash equivalents:
Cash	$342,818	$742,200
Cash equivalents:
Commercial paper	4,600	1,200
Money market mutual funds	10,059	22,289
Total cash and cash equivalents	357,477	765,689
Marketable securities and investments:
Certificates of deposit	2,602	—
Commercial paper	6,846	13,343
Corporate debt securities	29,886	98,602
Federal agency debt	49,697	45,875
Foreign agency debt	22,085	133,165
Foreign government obligations	5,608	9,143
Supranational debt	39,226	48,032
U.S. government obligations	2,012	—
Total marketable securities and investments	157,962	348,160
Total cash, cash equivalents, marketable securities, and investments	$515,439	$1,113,849

We have classified our marketable securities and investments as "available-for-sale." Accordingly, we record them at fair value and account for net unrealized gains and losses as a part of accumulated other comprehensive income. We report realized gains and losses on the sale of our marketable securities and investments in earnings, computed using the specific identification method. During the three and six months ended June 30, 2011 we realized $0.8 million and $0.9 million, respectively, in gains and an immaterial amount in losses on our marketable securities and investments. During the three and six months ended June 26,

2010, we realized $0.4 million and $0.7 million, respectively, in gains and $0.4 million and $0.5 million, respectively, in losses on our marketable securities and investments. See Note 10. "Fair Value Measurements," to our condensed consolidated financial statements for information about the fair value of our marketable securities and investments.

All of our available-for-sale marketable securities and investments are subject to a periodic impairment review. We consider a marketable security or investment to be impaired when its fair value is less than its carrying cost, in which case we would further review the investment to determine whether it is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which its fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, our intent to sell, and whether it is more likely than not that we will be required to sell the investment before we have recovered its cost basis. If an investment were other-than-temporarily impaired, we would write it down through earnings to its impaired value and establish that as a new cost basis for the investment. We did not identify any of our marketable securities and investments as other-than-temporarily impaired at June 30, 2011 and December 31, 2010.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities and investments, by major security type, as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$2,601	$1	$—	$2,602
Commercial paper	6,845	1	—	6,846
Corporate debt securities	29,856	37	7	29,886
Federal agency debt	49,645	55	3	49,697
Foreign agency debt	22,064	24	3	22,085
Foreign government obligations	5,602	6	—	5,608
Supranational debt	39,195	34	3	39,226
U.S. government obligations	1,998	14	—	2,012
Total	$157,806	$172	$16	$157,962

	As of December 31, 2010
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$13,340	$3	$—	$13,343
Corporate debt securities	98,148	592	138	98,602
Federal agency debt	45,858	21	4	45,875
Foreign agency debt	132,860	425	120	133,165
Foreign government obligations	9,137	8	2	9,143
Supranational debt	47,917	115	—	48,032
Total	$347,260	$1,164	$264	$348,160

Contractual maturities of our available-for-sale marketable securities and investments as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	As of June 30, 2011
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$106,881	$91	$6	$106,966
One year to two years	44,063	75	8	44,130
Two years to three years	6,862	6	2	6,866
Total	$157,806	$172	$16	$157,962

	As of December 31, 2010
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$167,499	$398	$8	$167,889
One year to two years	177,268	759	256	177,771
Two years to three years	2,493	7	—	2,500
Total	$347,260	$1,164	$264	$348,160

The net unrealized gain of $0.2 million and $0.9 million as of June 30, 2011 and December 31, 2010, respectively, on our available-for-sale marketable securities and investments was primarily the result of changes in interest rates. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or higher and limits the security types, issuer concentration, and duration to maturity of our investments.

The following table shows gross unrealized losses and estimated fair values for those marketable securities that were in an unrealized loss position as of June 30, 2011 and December 31, 2010, aggregated by major security type and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2011
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$8,164	$7	$—	$—	$8,164	$7
Federal agency debt	3,331	3	—	—	3,331	3
Foreign agency debt	4,870	3	—	—	4,870	3
Supranational debt	3,298	3	—	—	3,298	3
Total	$19,663	$16	$—	$—	$19,663	$16

	As of December 31, 2010
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$33,018	$138	$—	$—	$33,018	$138
Federal agency debt	11,721	4	—	—	11,721	4
Foreign agency debt	46,134	120	—	—	46,134	120
Foreign government obligations	4,515	2	—	—	4,515	2
Total	$95,388	$264	$—	$—	$95,388	$264

Note 7. Restricted Cash and Investments

Restricted cash and investments consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Restricted cash	$23,909	$19
Restricted investments	150,789	85,984
Total restricted cash and investments — noncurrent	$174,698	$86,003

On May 18, 2011, in connection with the plant expansion at our German manufacturing center, First Solar Manufacturing GmbH, our indirect wholly owned subsidiary, entered into a credit facility agreement (German Facility Agreement), as disclosed in Note 13. "Debt," to these condensed consolidated financial statements. Pursuant to the German Facility Agreement, First Solar Manufacturing GmbH is required to maintain a euro-denominated debt service reserve account in the amount of €16.6 million pledged in favor of the lenders. The account is available solely to pay any outstanding interest and principal payments. As of

June 30, 2011, the balance of this reserve account was €16.6 million ($23.9 million at the balance sheet close rate on June 30, 2011 of $1.44/€1.00).

At June 30, 2011 and December 31, 2010, our restricted investments consisted of long-term marketable securities that we hold through a custodial account to fund future costs of our solar module collection and recycling program.

We pre-fund our estimated solar module collection and recycling costs at the time of module sale through a custodial account with a large bank as the investment advisor in the name of a trust, for which First Solar Inc., First Solar Malaysia Sdn. Bhd., and First Solar Manufacturing GmbH are grantors. We fund this custodial account within 60 days after the beginning of a fiscal year for the prior year's module sales, assuming for this purpose a minimum service life of 25 years for our solar modules. To ensure that our collection and recycling program is available at all times and the pre-funded amounts are accessible regardless of our financial status in the future (even in the case of our own insolvency), we have established a trust structure under which funds are put into custodial accounts in the name of a trustee. Only the trustee can distribute funds from the custodial accounts and these funds cannot be accessed for any purpose other than for administering module collection and recycling, either by us or a third party executing the collection and recycling services. To provide further assurance that sufficient funds will be available, our module collection and recycling program, including the financing arrangement, is audited periodically by an independent third party auditor. Cash invested in this custodial account must meet the criteria of the highest quality investments, such as AAA rated government or agency bonds.

The following table summarizes unrealized gains and losses related to our restricted investments in marketable securities designated as available-for-sale by major security type as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$141,903	$447	$6,937	$135,413
U.S. government obligations	15,022	448	94	15,376
Total	$156,925	$895	$7,031	$150,789

	As of December 31, 2010
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$73,729	$6,529	$72	$80,186
U.S. government obligations	5,659	139	—	5,798
Total	$79,388	$6,668	$72	$85,984

Gross unrealized losses as of June 30, 2011 were primarily the result of changes in interest rates. We evaluated these losses and determined these unrealized losses to be temporary, because we do not intend to sell the securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of June 30, 2011 and December 31, 2010, the contractual maturities of these available-for-sale marketable securities were between 17 years and 25 years.

Note 8. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Accounts receivable trade, gross	$541,977	$305,537
Allowance for doubtful accounts	—	—
Accounts receivable trade, net	$541,977	$305,537

During the third quarter of 2009, we amended our Supply Contracts with certain of our customers to implement a program which provided a price rebate to these customers for solar modules purchased from us. The initial intent of this program was to enable our customers to successfully compete in our core German market and to adjust, for eligible customers, the sales price (which was documented in framework agreements entered into several years ago) in light of market conditions.

The rebate program is offered for a defined period, during which customers may apply and claim such rebate. The most recent rebate offering, for solar modules sold on or after December 1, 2010, includes certain European geographic areas in addition to Germany.

As was the case in 2009, the rebate amounts are established so as to enable the sell-through of our products at competitive prices. The amount of rebate earned during a fiscal quarter is based on (i) the volume of solar modules shipped to a customer (measured in watts), (ii) the volume of solar modules registered for eligible projects (measured in watts), provided that those solar modules were invoiced by the buyer to an end-user, and (iii) the rebate rate. The rebate program applies a specified rebate rate to solar modules sold for solar power projects in certain geographic areas. Customers need to meet certain requirements in order to be eligible for and benefit from this program. During the six months ended June 30, 2011, we experienced approximately 92% participation in this program by eligible customers.

We account for these rebates as a reduction to the selling price of our solar modules and, therefore, as a reduction in revenue at the time of sale and recognize a contra-asset within accounts receivable trade, net. No rebates granted under this program can be claimed for cash; instead, rebates may only be applied to reduce outstanding accounts receivable balances. During the three and six months ended June 30, 2011, we extended rebates to customers in the amount of €17.3 million and €28.0 million, respectively ($24.9 million and $39.8 million at the average exchange rates of $1.44/€1.00 and $1.42/€1.00, respectively). At June 30, 2011, we had €22.3 million ($32.1 million at the balance sheet close rate on June 30, 2011 of $1.44/€1.00) of rebate claims accrued, which reduced our accounts receivable accordingly. During the three and six months ended June 26, 2010, we extended rebates to customers in the amount of €15.6 million and €35.6 million, respectively ($20.6 million and $48.4 million at the average exchange rates of $1.32/€1.00 and $1.36/€1.00, respectively).

Accounts receivable, unbilled

Accounts receivable, unbilled represents revenue that has been recognized in advance of billing the customer. This is common for construction contracts. For example, we recognize revenue from contracts for the construction and sale of solar power systems which include the sale of project assets over the contractual period using applicable accounting methods. One applicable accounting method is the percentage-of-completion method of accounting, under which sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred compared to the total estimated costs for completing the entire contract. Under this accounting method, revenue could be recognized under applicable revenue recognition criteria in advance of billing the customer, resulting in an amount recorded to "Accounts receivable, unbilled." Once we meet the billing criteria under a contract, we bill our customer accordingly and reclassify the “Accounts receivable, unbilled” to “Accounts receivable trade, net.” Billing requirements vary by contract, but are generally structured around completion of certain construction milestones.

Accounts receivable, unbilled were $63.7 million and $1.5 million at June 30, 2011 and December 31, 2010, respectively. We expect to bill and collect these amounts within the next 12 months.

Inventories

Inventories consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$197,961	$162,190
Work in process	30,499	21,528
Finished goods	137,248	54,873
Total inventories	$365,708	$238,591
Inventories — current	$322,995	$195,863
Inventories — noncurrent (1)	$42,713	$42,728

(1) We purchase a critical raw material that is heavily used in our core production process in quantities that anticipate confident, but long-term future demand. We classify the raw materials that we do not expect to be consumed within our operating cycle (which is 12 months) as noncurrent.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Prepaid expenses	$64,792	$46,016
Deferred project costs (1)	47,390	14,446
Derivative instruments	21,174	20,986
Other current assets	127,158	61,585
Total prepaid expenses and other current assets	$260,514	$143,033

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

Project assets — current and noncurrent

Project assets consist primarily of costs relating to solar power projects in various stages of development that we capitalize prior to the sale of the solar power project to a third party for further project development or the signing of a project construction contract. These costs include costs for land and costs for developing and constructing a solar power plant. Development costs can include legal, consulting, permitting, interconnect and other similar costs. Once we enter into a definitive sales agreement, we reclassify project assets to deferred project costs on our balance sheet until we have met the criteria to recognize the sale of the project assets as revenue. We classify project assets generally as noncurrent due to the time required to complete all activities to sell a specific project, which is typically longer than 12 months.

Project assets — current and noncurrent consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Project assets acquired through OptiSolar and NextLight	$217,417	$217,417
Project assets — land	15,899	13,781
Project assets — other	221,751	88,942
Total project assets	$455,067	$320,140
Total project assets — current	$145,379	$—
Total project assets — noncurrent	$309,688	$320,140

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

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Buildings and improvements	$398,115	$286,637
Machinery and equipment	1,378,961	997,510
Office equipment and furniture	92,024	70,569
Leasehold improvements	38,211	25,354
Depreciable property, plant and equipment, gross	1,907,311	1,380,070
Accumulated depreciation	(462,941)	(363,305)
Depreciable property, plant and equipment, net	1,444,370	1,016,765
Land	11,758	10,355
Construction in progress	271,865	403,669
Property, plant and equipment, net	$1,727,993	$1,430,789

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

Depreciation of property, plant and equipment was $54.4 million and $36.2 million for the three months ended June 30, 2011 and June 26, 2010, respectively, and was $101.5 million and $72.8 million for the six months ended June 30, 2011 and June 26, 2010, respectively.

Capitalized interest

We capitalized interest costs incurred into property, plant and equipment or project assets/deferred project costs as follows during the three and six months ended June 30, 2011 and June 26, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 26, 2010	June 30, 2011	June 26, 2010
Interest cost incurred	$(1,954)	$(1,923)	$(3,791)	$(4,198)
Interest cost capitalized – property, plant and equipment	1,352	1,283	3,111	1,701
Interest cost capitalized – project assets and deferred project costs	602	634	680	2,491
Interest expense, net	$—	$(6)	$—	$(6)

Accrued expenses

Accrued expenses consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Accrued compensation and benefits	$35,222	$69,353
Accrued property, plant and equipment	49,836	53,741
Accrued inventory	54,835	25,686
Product warranty liability – current	10,706	11,226
Nonrecurring expenses in excess of normal product warranty liability and related expenses (1)	17,237	28,921
Other accrued expenses	74,414	55,344
Total accrued expenses	$242,250	$244,271

(1) The above-referenced $17.2 million of accrued nonrecurring expenses in excess of normal product warranty liability and related expenses as of June 30, 2011 consisted of the following, each related to the manufacturing excursion described below: (i) $14.4 million in estimated expenses for certain module replacement efforts voluntarily undertaken by us beyond the normal product warranty; and (ii) $2.8 million in estimated nonrecurring post-sale expenses. During the period from June 2008 to June 2009, a manufacturing excursion occurred affecting less than 4% of the total product manufactured within the period. The excursion could result in possible premature power loss in affected modules. The root cause was identified and subsequently mitigated in June 2009. On-going testing confirms that the corrective actions have been effective. We have been working directly with impacted customers to replace the affected modules and these efforts are well underway and, in some cases, complete. Some of these efforts go beyond our normal warranty coverage.

Other current liabilities

Other current liabilities consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Deferred revenue (1)	$31,010	$14,718
Derivative instruments	53,428	22,996
Deferred tax liabilities	—	34,601
Other current liabilities	10,479	27,361
Total other current liabilities	$94,917	$99,676

(1) Deferred revenue will be recognized in net sales once all revenue recognition criteria are met.

Other liabilities

Other liabilities consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Other taxes payable	$73,461	$59,148
Other noncurrent liabilities	83,228	52,878
Total other liabilities	$156,689	$112,026

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

The following tables present the fair values of derivative instruments included in our consolidated balance sheets as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Other Assets – Current	Other Assets – Noncurrent	Other Liabilities – Current	Other Liabilities – Noncurrent
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$8,787	$—	$39,438	$1,425
Interest rate swap contracts	—	—	137	493
Total derivatives designated as hedging instruments	$8,787	$—	$39,575	$1,918

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$12,387	$—	$13,853	$—
Total derivatives not designated as hedging instruments	$12,387	$—	$13,853	$—
Total derivative instruments	$21,174	$—	$53,428	$1,918

	December 31, 2010
	Other Assets – Current	Other Assets – Noncurrent	Other Liabilities – Current	Other Liabilities – Noncurrent
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$10,115	$880	$12,384	$58
Interest rate swap contracts	—	—	239	980
Total derivatives designated as hedging instruments	$10,115	$880	$12,623	$1,038

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$10,871	$—	$10,373	$—
Total derivatives not designated as hedging instruments	$10,871	$—	$10,373	$—
Total derivative instruments	$20,986	$880	$22,996	$1,038

The following tables present the amounts related to derivative instruments affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the three and six months ended June 30, 2011 and June 26, 2010 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended	Six Months Ended	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended	Six Months Ended
Derivative Type	June 30, 2011	June 30, 2011		June 30, 2011	June 30, 2011
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$(16,890)	$(70,642)	Net sales	$(26,154)	$(38,534)
Interest rate swaps	(533)	184	Interest income (expense)	(200)	(405)
Total derivatives designated as cash flow hedges	$(17,423)	$(70,458)		$(26,354)	$(38,939)

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended	Six Months Ended
Derivative Type	June 30, 2011	June 30, 2011	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$(26,154)	$(38,534)	Net sales
Interest rate swaps	$(200)	$(405)	Interest income (expense)

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$(741)	$468	Other income (expense)
Foreign exchange forward contracts	$820	$3,902	Cost of sales

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended	Six Months Ended	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended	Six Months Ended
Derivative Type	June 26, 2010	June 26, 2010		June 26, 2010	June 26, 2010
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$18,055	$54,954	Net sales	$27,938	$29,233
Interest rate swaps	(366)	(821)	Interest income (expense)	(314)	(633)
Total derivatives designated as cash flow hedges	$17,689	$54,133		$27,624	$28,600

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended	Six Months Ended
Derivative Type	June 26, 2010	June 26, 2010	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$27,938	$29,233	Net sales
Interest rate swaps	$(314)	$(633)	Interest income (expense)

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$(4,958)	$(10,521)	Other income (expense)
Foreign exchange forward contracts	$(2,714)	$(7,228)	Cost of sales
Foreign exchange forward contracts	$340	$—	Net sales

Interest Rate Risk

We use interest rate swap agreements to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use such swap agreements for speculative or trading purposes. On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian credit facility, which became effective on September 30, 2009 with a notional value of €57.3 million ($82.5 million at the balance sheet close rate on June 30, 2011 of $1.44/€1.00) and pursuant to which we are entitled to receive a six-month floating interest rate, the Euro Interbank Offered Rate (Euribor), and are required to pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of June 30, 2011, the notional value of this interest rate swap contract was €43.2 million ($62.2 million at the balance sheet close rate on June 30, 2011 of $1.44/€1.00). This derivative instrument qualifies for accounting as a cash flow hedge in accordance with ASC 815 and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at June 30, 2011 and December 31, 2010. For the six months ended June 30, 2011, there was no ineffectiveness from this cash flow hedge.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of the components of our business to have material future cash flows, including revenues and expenses, that will be denominated in currencies other than the component's functional currency. Our primary cash flow exposures are customer collections and vendor payments. Changes in the exchange rates between our components' functional currencies and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of June 30, 2011 and December 31, 2010, these foreign exchange contracts hedged our forecasted future cash flows for up to 18 months. These foreign exchange contracts qualified for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of the derivative's gain or loss in “Accumulated other comprehensive income (loss)” and subsequently reclassify amounts into earnings when the hedged transaction is settled. For cash flow hedges, ineffectiveness in the hedging relationship and changes in fair value that are not included in the measurement of effectiveness are both included in other operating income (expense). We determined that these derivative financial instruments were highly effective as cash flow hedges at June 30, 2011 and December 31, 2010. During the six months ended June 30, 2011, there were immaterial amounts of ineffectiveness and amounts excluded from effectiveness testing for these cash flow hedges. In addition, during the six months ended June 30, 2011, we did not discontinue any cash flow hedges because a hedging relationship was no longer highly effective.

During the six months ended June 30, 2011, we purchased foreign exchange forward contracts to hedge the exchange risk on forecasted cash flows denominated in euro and Canadian dollars. As of June 30, 2011, the unrealized loss on these contracts was $31.1 million. The total notional value of the contracts denominated in euro and Canadian dollars were €559.0 million and CAD340.0 million, respectively ($805.0 million and $350.2 million, respectively at the balance sheet close rates on June 30, 2011 of $1.44/€1.00 and $1.03/CAD1.00). The weighted average forward exchange rates for these contracts were $1.36/€1.00 and $1.05/CAD1.00, respectively, at June 30, 2011. As of December 31, 2010, the unrealized loss on these types of contracts was $1.4 million and the total notional value of the contracts was €742.0 million ($1.1 billion at the balance sheet close rate on June 30, 2011 of $1.44/€1.00). The weighted average forward exchange rate for these contracts was $1.33/€1.00 at December 31, 2010. During the six months ended June 30, 2011, we recognized insignificant losses related to hedged forecasted transactions that did not occur by the end of the originally specified period.

In the following 12 months, we expect to reclassify to earnings $29.6 million of net unrealized losses related to these forward contracts that are included in "Accumulated other comprehensive loss" at June 30, 2011 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rate when we realize the related forecasted transactions. During the three and six months ended June 30, 2011, we realized losses of $26.4 million and $38.9 million, respectively, related to our cash flow hedges.

Transaction Exposure

Many components of our business have assets and liabilities (primarily receivables, investments, accounts payable, debt, solar module collection and recycling liabilities, and inter-company transactions) that are denominated in currencies other than the component's functional currency. Changes in the exchange rates between our components' functional currencies and the other currencies in which these assets and liabilities are denominated can create fluctuations in our reported consolidated financial position, results of operations, and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to economically hedge assets and liabilities against the short-term effects of currency exchange rate fluctuations. The gains and losses on the foreign exchange forward contracts will offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency assets and liabilities.

During the six months ended June 30, 2011, we purchased foreign exchange forward contracts to hedge balance sheet exposures related to transactions with third parties. We recognize gains or losses from the fluctuation in foreign exchange rates and the valuation of these derivative contracts in "Cost of sales" and "Foreign currency gain (loss)" on our consolidated statements of operations, depending on where the gain or loss from the economically hedged item is classified on our consolidated statements of operations. As of June 30, 2011, the total unrealized loss on our foreign exchange forward contracts was $1.5 million. These contracts have maturities of less than three months.

As of June 30, 2011, the notional values of our foreign exchange forward contracts were as follows (notional amounts and U.S. dollar equivalents in millions):

				Balance sheet close rate on
Transaction	Currency	Notional Amount	U.S. Equivalent	June 30, 2011
Purchase	Euro	€360.0	$518.4	$1.44/€1.00
Sell	Euro	€425.6	$612.9	$1.44/€1.00
Purchase	Australian dollar	AUD 1.5	$1.6	$1.06/AUD1.00
Sell	Australian dollar	AUD 1.5	$1.6	$1.06/AUD1.00
Purchase	Malaysian ringgit	MYR 162.6	$53.7	$0.33/MYR1.00
Sell	Malaysian ringgit	MYR 20.5	$6.8	$0.33/MYR1.00
Purchase	Japanese yen	JPY 3,416.0	$34.2	$0.01/JPY1.00
Sell	Japanese yen	JPY 2,512.4	$25.1	$0.01/JPY1.00
Purchase	Canadian dollar	CAD 5.5	$5.7	$1.03/CAD1.00
Sell	Canadian dollar	CAD 8.6	$8.9	$1.03/CAD1.00

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

When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring or one-time basis:

•
Cash equivalents. At June 30, 2011 and December 31, 2010, our cash equivalents consisted of commercial paper and money market mutual funds. We value our commercial paper cash equivalents using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities, investments, and restricted investments. At June 30, 2011, our marketable securities and investments consisted of certificates of deposit, commercial paper, corporate debt securities, federal and foreign agency debt, foreign government obligations, supranational debt, and U.S. government obligations, and our restricted investments consisted of foreign and U.S. government obligations. At December 31, 2010, our marketable securities consisted of commercial paper, corporate debt securities, federal and foreign agency debt, foreign government obligations, and supranational debt, and our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities, investments, and restricted investments using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We also consider the effect of our counterparties' credit standings in these fair value measurements.

•
Derivative assets and liabilities. At June 30, 2011 and December 31, 2010, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and interest rate swap contracts involving benchmark interest rates. Since our derivative assets and liabilities are not traded on an exchange, we value them using industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the terms of the instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our own credit standing and that of our counterparties in our valuations of our derivative assets and liabilities.

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

At June 30, 2011 and December 31, 2010, information about inputs into the fair value measurements of our assets and liabilities that we make on a recurring basis was as follows (in thousands):

	As of June 30, 2011
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$4,600	$—	$4,600	$—
Money market mutual funds	10,059	10,059	—	—
Marketable securities and investments:
Certificates of deposit	2,602	—	2,602	—
Commercial paper	6,846	—	6,846	—
Corporate debt securities	29,886	—	29,886	—
Federal agency debt	49,697	—	49,697	—
Foreign agency debt	22,085	—	22,085	—
Foreign government obligations	5,608	—	5,608	—
Supranational debt	39,226	—	39,226	—
U.S. government obligations	2,012	—	2,012	—
Restricted investments (excluding restricted cash)	150,789	—	150,789	—
Derivative assets	21,174	—	21,174	—
Total assets	$344,584	$10,059	$334,525	$—
Liabilities:
Derivative liabilities	$55,346	$—	$55,346	$—

	As of December 31, 2010
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$1,200	$—	$1,200	$—
Money market mutual funds	22,289	22,289	—	—
Marketable securities:
Commercial paper	13,343	—	13,343	—
Corporate debt securities	98,602	—	98,602	—
Federal agency debt	45,875	—	45,875	—
Foreign agency debt	133,165	—	133,165	—
Foreign government obligations	9,143	—	9,143	—
Supranational debt	48,032	—	48,032	—
Restricted investments (excluding restricted cash)	85,984	—	85,984	—
Derivative assets	21,866	—	21,866	—
Total assets	$479,499	$22,289	$457,210	$—
Liabilities:
Derivative liabilities	$24,034	$—	$24,034	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial instruments at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities — current and noncurrent	$155,360	$155,360	$348,160	$348,160
Investments — current	$2,602	$2,602	$—	$—
Foreign exchange forward contract assets	$21,174	$21,174	$21,866	$21,866
Restricted investments (excluding restricted cash)	$150,789	$150,789	$85,984	$85,984
Notes receivable — noncurrent	$10,057	$9,441	$9,314	$8,836
Liabilities:
Long-term debt, including current maturities	$360,826	$364,825	$237,391	$240,176
Interest rate swap contract liabilities	$630	$630	$1,219	$1,219
Foreign exchange forward contract liabilities	$54,716	$54,716	$22,815	$22,815

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

Note 11. Economic Development Funding

On February 11, 2011 we were approved to receive taxable investment incentives (Investitionszuschüsse) of approximately €6.3 million ($9.1 million at the balance sheet close rate on June 30, 2011 of $1.44/€1.00) from the State of Brandenburg, Germany. These funds will reimburse us for certain costs incurred related to the expansion of our manufacturing plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Receipt of these incentives is conditional upon the State of Brandenburg having sufficient funds allocated to this program to pay the reimbursements we claim. Based on several factors, including the fiscal budget and credit rating of the State of Brandenburg among others, we believe that there is reasonable assurance that we will receive these grants. In addition, we are required to operate our facility for a minimum of five years and employ a specified number of associates during this period. We expect to meet these conditions based on our operating plans and current commitments. Our incentive approval expires on December 31, 2012. As of June 30, 2011, we had received cash payments of €2.2 million ($3.1 million at the transaction rate of $1.42/€1.00) under this program, and we had accrued €3.3 million ($4.8 million at the balance sheet close rate on June 30, 2011 of $1.44/€1.00) that we are eligible to receive under this program based on qualifying expenditures that we had incurred through that date.

We are also eligible to recover up to approximately €17.2 million ($24.8 million at the balance sheet close rate on June 30, 2011 of $1.44/€1.00) of expenditures related to the construction of our plant in Frankfurt/Oder, Germany under the German Investment Grant Act of 2010 (Investitionszulagen). This Act permits us to claim tax-exempt reimbursements for certain costs that we will incur related to the expansion of our manufacturing plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Tangible assets subsidized under this program have to remain in the region for at least five years. We expect to meet these conditions based on our operating plans and current commitments. As of June 30, 2011, we had accrued €14.6 million ($21.0 million at the balance sheet close rate on June 30, 2011 of $1.44/€1.00) that we are eligible to receive under this program based on qualifying expenditures that we had incurred through that date.

We account for these grants as a deduction to the carrying value of the fixed assets they fund when there is reasonable assurance that we comply with the conditions attached to the grants and the grants will be received.

Note 12. Notes Receivable

On April 8, 2009, we entered into a credit facility agreement with a solar project entity of one of our customers for an available amount of €17.5 million ($25.2 million at the balance sheet close rate on June 30, 2011 of $1.44/€1.00) to provide financing for a PV power generation facility. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8% per annum and is due on December 31, 2026. As of June 30, 2011 and December 31, 2010, the balance on this credit facility was €7.0 million ($10.1 million at the balance sheet close rate on June 30, 2011 of $1.44/€1.00). The outstanding amount of this credit facility is included within “Other assets” on our consolidated balance sheets.

Note 13. Debt

Our long-term debt at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

Type	June 30, 2011	December 31, 2010
Revolving Credit Facility	$100,000	$100,000
German Facility Agreement	123,734	—
France Facility Agreement	5,350	—
Malaysian Facility Agreement — Fixed rate term loan	63,324	65,009
Malaysian Facility Agreement — Floating rate term loan (1)	63,324	65,009
Director of Development of the State of Ohio	7,229	8,112
Capital lease obligations	2,658	1,736
	365,619	239,866
Less unamortized discount	(4,793)	(2,475)
Total long-term debt	360,826	237,391
Less current portion	(28,334)	(26,587)
Noncurrent portion	$332,492	$210,804

(1) We entered into an interest rate swap contract related to this loan. See Note 9. "Derivative Financial Instruments," to our condensed consolidated financial statements.

We did not have any short-term debt at June 30, 2011 and December 31, 2010.

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

Borrowings under the amended and restated credit agreement currently bear interest at (i) London Interbank Offered Rate (LIBOR) (adjusted for eurocurrency reserve requirements) plus a margin of 2.25% or (ii) a base rate as defined in the credit agreement plus a margin of 1.25%, depending on the type of borrowing requested by us. These margins are subject to adjustments depending on our consolidated leverage ratio. The amended and restated credit agreement contains various financial condition covenants with which we must comply, including a debt to EBITDA ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. Under the amended and restated credit agreement we are also subject to customary non-financial covenants. We were in compliance with these covenants through June 30, 2011.

At June 30, 2011, we had $100.0 million in borrowings outstanding and $143.4 million in letters of credit issued under the revolving credit facility, leaving a total remaining availability of $356.6 million, all of which can be used for the issuance of letters of credit. As of June 30, 2011, based on the outstanding borrowings, the all-in effective three month LIBOR borrowing rate was 2.66%. At December 31, 2010, we had $100.0 million in borrowings outstanding and $126.4 million in letters of credit issued under the revolving credit facility.

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

In connection with our revolving credit facility, we entered into a guarantee and collateral agreement and various foreign security agreements. Loans made to First Solar Manufacturing GmbH (a borrowing subsidiary under the credit facility) were (i) guaranteed by First Solar, Inc. pursuant to the guarantee and collateral agreement, (ii) guaranteed by certain of First Solar, Inc.'s direct and indirect subsidiaries organized under the laws of Germany, pursuant to a German guarantee agreement, (iii) secured by share pledge agreements, (iv) secured by a security interest in inter-company receivables held by First Solar Holdings GmbH, First Solar GmbH, and First Solar Manufacturing GmbH, pursuant to assignment agreements, and (v) subject to a security trust agreement, which sets forth additional terms regarding the foregoing German security documents and arrangements.

On May 6, 2011, we entered into the First Amendment to the amended and restated credit agreement which provides for, among other things, the termination of First Solar Manufacturing GmbH as a borrowing subsidiary under the credit agreement and the release of the guarantees of, and the liens securing, its obligations thereunder. The amendment also effects certain changes to the restrictions set forth in the credit agreement with respect to the incurrence of indebtedness to finance the construction or acquisition of new manufacturing facilities and assets relating thereto.  In addition, the amendment effects certain technical and clarifying amendments to the credit agreement.

German Facility Agreement

On May 18, 2011, in connection with the plant expansion at our German manufacturing center, First Solar Manufacturing GmbH, our indirect wholly owned subsidiary, entered into a credit facility agreement (German Facility Agreement) with Commerzbank Aktiengesellschaft as arranger and Commerzbank Aktiengesellschaft, Luxembourg Branch, as facility agent and security agent. The total available loan amount is €124.5 million ($179.3 million at the balance sheet close rate on June 30, 2011 of $1.44/€1.00). Pursuant to the German Facility Agreement, we will begin making semi-annual repayments of the principal balance during 2012. Amounts repaid under this credit facility cannot be re-borrowed. This credit facility consisted of the following (in thousands):

				Outstanding	Outstanding
German Borrowings	Denomination	Interest Rate	Maturity	June 30, 2011	December 31, 2010
German Facility Agreement	EUR	Euribor plus 1.35%	2019	$123,734	$—
Total (1)				$123,734	$—

(1) €85.9 million outstanding at June 30, 2011 ($123.7 million at the balance sheet close rate on June 30, 2011 of $1.44/€1.00).

The German Facility Agreement will be used by First Solar Manufacturing GmbH to, among other things, finance and/or refinance the acquisition of certain land parcels located in Frankfurt/Oder, Germany and the construction of the plant expansion at our German manufacturing center.

Borrowings under the German Facility Agreement bear interest at a rate per annum equal to 1.35% (the “Margin”) plus mandatory costs plus a Euribor rate for the interest period selected by First Solar Manufacturing GmbH. During the period from the date of the credit agreement until the date 17 months thereafter, unutilized commitments under the German Facility Agreement are subject to a commitment fee equal to 35% of the margin.

In connection with the German Facility Agreement, First Solar Inc. entered into a guarantee agreement dated May 18, 2011 in favor of the lenders. Under this guarantor agreement, First Solar Manufacturing GmbH's obligations related to the German credit facility are guaranteed, on an unsecured basis, by First Solar, Inc. In connection with the German Facility Agreement, all of First Solar Manufacturing GmbH's obligations are (i) secured by a first-ranking abstract land charge over the parcels of land on which the new production facility will be constructed and a pledge of a debt service reserve account, and (ii) guaranteed by the German Federal Government and the Federal State of Brandenburg.

The German Facility Agreement contains various financial covenants with which we must comply, including minimum liquidity, maximum permitted leverage ratio, and minimum EBITDA. The German Facility Agreement also contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of First Solar Manufacturing GmbH to incur indebtedness, create liens, effect asset sales, make dividends, other distributions and share buybacks, engage in reorganizations, make acquisitions and create joint ventures, and make loans. We were in compliance with these covenants through June 30, 2011.

France Facility Agreement

On March 30, 2010, in connection with the construction of our planned manufacturing facility in Blanquefort, France, First Solar France Manufacturing SAS, our indirect wholly owned subsidiary, entered into a facility agreement with EDF Energies Nouvelles SA (EDF-EN) for the purpose of partially financing the construction of the manufacturing facility. The total available loan amount under this non-revolving credit facility is a maximum principal amount of €50.0 million ($72.0 million at the balance sheet close rate on June 30, 2011 of $1.44/€1.00). Pursuant to the terms and conditions set forth in the facility agreement, advances will be made available commencing on the start of construction of the French plant and ending June 15, 2012. Advances must be repaid in quarterly installments through the tenth anniversary of the first commercial shipments from the French plant, subject to accelerated mandatory prepayment in the event of a default under the facility or the termination of the related venture agreement or off-take agreement with EDF-EN and affiliated entities. Amounts repaid under this credit facility cannot be re-borrowed. The borrowings will bear interest at a rate of 4%. Any advances drawn under this facility will be unsecured. As of June 30, 2011, borrowings under this facility were €3.8 million ($5.4 million at the balance sheet close rate on June 30, 2011 of $1.44/€1.00). As of December 31, 2010 there were no borrowings under this facility.

Malaysian Facility Agreement

On May 6, 2008, in connection with the plant expansion at our Malaysian manufacturing center, First Solar Malaysia Sdn. Bhd. (FS Malaysia), our indirect wholly owned subsidiary, entered into an export financing facility agreement (Malaysian Facility Agreement) with a consortium of banks. The total available loan amount was €134.0 million ($193.0 million at the balance sheet close rate on June 30, 2011 of $1.44/€1.00). Pursuant to the Malaysian Facility Agreement, we began semi-annual repayments of the principal balances of these credit facilities during 2008. Amounts repaid under these credit facilities cannot be re-borrowed. These credit facilities consist of the following (in thousands):

				Outstanding	Outstanding
Malaysian Borrowings	Denomination	Interest Rate	Maturity	June 30, 2011	December 31, 2010
Fixed-rate euro-denominated term loan	EUR	4.54%	2016	$63,324	$65,009
Floating-rate euro-denominated term loan	EUR	Euribor plus 0.55%	2016	63,324	65,009
Total (1)				$126,648	$130,018

(1) €87.9 million outstanding at June 30, 2011 ($126.6 million at the balance sheet close rate on June 30, 2011 of $1.44/€1.00).

These credit facilities were used by FS Malaysia for the purpose of (i) partially financing the purchase of certain equipment used at our Malaysian manufacturing center, and (ii) financing fees paid to Euler-Hermes Kreditversicherungs-AG, the German Export Credit Agency of Hamburg, Federal Republic of Germany, which guarantees 95% of FS Malaysia's obligations related to these Malaysian credit facilities.

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

The Malaysian Facility Agreement contains various financial covenants with which we must comply, including debt-to-equity ratios, total leverage ratios, interest coverage ratios, and debt service coverage ratios. The Malaysian Facility Agreement also contains various customary non-financial covenants with which FS Malaysia must comply, including submitting various financial reports and business forecasts to the lenders, maintaining adequate insurance, complying with applicable laws and regulations, and restrictions on FS Malaysia's ability to sell or encumber assets, or make loan guarantees to third parties. We were in compliance with these covenants through June 30, 2011.

State of Ohio Loan

During the year ended December 31, 2005, we received the following loan from the Director of Development of the State of Ohio (in thousands):

	Original				Outstanding	Outstanding
Ohio Borrowing	Loan Amount	Denomination	Interest Rate	Maturity	June 30, 2011	December 31, 2010
Director of Development of the State of Ohio	$15,000	USD	2.25%	2015	$7,229	$8,112
Total	$15,000				$7,229	$8,112

Malaysian Ringgit Facility Agreement

On June 30, 2011, First Solar Malaysia Sdn. Bhd. (FS Malaysia), our indirect wholly owned subsidiary, entered into a Malaysian-Ringgit denominated $150.0 million equivalent facility agreement (Malaysian Ringgit Facility Agreement), among FS Malaysia, First Solar, Inc., as guarantor, CIMB Investment Bank Berhad, Maybank Investment Bank Berhad, and RHB Investment Bank Berhad, as arrangers, CIMB Investment Bank Berhad as facility agent and security agent, and the original lenders party thereto.

The proceeds of the Malaysian Ringgit Facility Agreement will be used by FS Malaysia to finance, in part, the design, construction, and commission of the FS Malaysia’s fifth and sixth manufacturing plants in Malaysia (Plants 5 and 6) and the acquisition of certain plant, equipment, and machinery to be utilized in Plants 5 and 6.

Borrowings under the Malaysian Ringgit Facility Agreement bear interest at an expected rate per annum equal to a Kuala Lumpur Interbank Offered Rate (KLIBOR) rate plus any mandatory costs. As of June 30, 2011, we had no borrowings outstanding under this facility.

FS Malaysia may voluntarily prepay outstanding loans under the Malaysian Ringgit Facility Agreement at any time without premium or penalty, subject to compensation for customary “break costs” and certain other requirements. FS Malaysia is required to prepay loans with certain insurance proceeds, and the loans are subject to mandatory prepayment upon the occurrence of a change of control, material asset disposal, or termination of the construction of Plants 5 and 6, each as described in the Malaysian Ringgit Facility Agreement.

The loans made to FS Malaysia are secured by, among other things, a first fixed legal charge over FS Malaysia’s leases over the leased lots on which Plants 5 and 6 are located and a first fixed legal charge over all plant, equipment, and machinery purchased by FS Malaysia with the proceeds of the facility or otherwise installed in or utilized in Plants 5 and 6, to the extent not financed, encumbered, charged to secure, or subject to a negative pledge under a separate financing facility relating to Plants 5 and 6. In addition, FS Malaysia’s obligations under the Malaysian Ringgit Facility Agreement are guaranteed, on an unsecured basis, by First Solar, Inc. pursuant to the Malaysian Ringgit Facility Agreement.

The Malaysian Ringgit Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to incur indebtedness, create liens, effect asset sales, engage in reorganizations, issue guarantees and make loans. In addition, the Malaysian Ringgit Facility Agreement includes financial covenants relating to net total leverage ratio, interest coverage ratio, total debt to equity ratio, debt service coverage ratio, and tangible net worth. The Malaysian Ringgit Facility Agreement also contains certain representations and warranties, affirmative covenants, and events of default.

Certain of our debt-financing agreements bear interest at Euribor, LIBOR or KLIBOR. A disruption of the credit environment, as previously experienced, could negatively impact interbank lending and, therefore, negatively impact these floating rates. An increase in the LIBOR rate would increase our cost of borrowing under our revolving credit facility. An increase in the Euribor rate would impact our cost of borrowing under our German Facility Agreement, but would not impact our cost of borrowing under our Malaysian Facility Agreement as we entered into an interest rate swap agreement to mitigate such risk. An increase in the KLIBOR would increase our cost of borrowing under our Malaysian Ringgit Facility Agreement.

Note 14. Commitments and Contingencies

Financial Guarantees

In the normal course of business, we occasionally enter into agreements with third parties under which we guarantee the performance of our subsidiaries related to certain service contracts, which may include services such as development, engineering, procurement of permits and equipment, construction management, and monitoring and maintenance related to solar power plants. These agreements meet the definition of a guarantee according to ASC 460, Guarantees. As of June 30, 2011 and December 31, 2010, none of these guarantees were material to our financial position.

Loan Guarantees

At June 30, 2011 and December 31, 2010, our only loan guarantees were guarantees of our own debt, as disclosed in Note 13. "Debt," to these condensed consolidated financial statements.

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. Our revolving credit facility provides us the capacity to issue up to $600.0 million in letters of credit at a fee equal to the applicable margin for eurocurrency revolving loans and a fronting fee. As of June 30, 2011, we had $143.4 million in letters of credit issued under the revolving credit facility with a remaining availability of $356.6 million, all of which can be used for the issuance of letters of credit. The majority of these letters of credit were supporting our systems business. In addition, as of June 30, 2011 we had $22.0 million in bank guarantees issued by certain of our foreign subsidiaries to guarantee continuous operating obligations.

Product Warranties

We offer warranties on our products and record an estimate of the associated liability based on the number of solar modules under warranty, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of our solar modules, and our estimated per-module replacement cost.

Product warranty activity during the three and six months ended June 30, 2011 and June 26, 2010 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 26, 2010	June 30, 2011	June 26, 2010
Product warranty liability, beginning of period	$32,141	$23,375	$27,894	$22,583
Accruals for new warranties issued (warranty expense)	5,293	3,865	10,562	7,672
Settlements	(2,869)	(3,123)	(6,455)	(8,973)
Change in estimate of warranty liability	1,791	(255)	4,355	2,580
Product warranty liability, end of period	$36,356	$23,862	$36,356	$23,862
Current portion of warranty liability			$10,706	$8,546
Noncurrent portion of warranty liability			$25,650	$15,316

Note 15. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as an expense over the grant recipients’ requisite service periods, in accordance with ASC 718, Compensation - Stock Compensation. The share-based compensation expense that we recognized in our consolidated statements of operations for the three and six months ended June 30, 2011 and June 26, 2010 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 26, 2010	June 30, 2011	June 26, 2010
Share-based compensation expense included in:
Cost of sales	$9,592	$5,566	$16,445	$10,724
Research and development	4,013	2,957	7,300	5,038
Selling, general and administrative	16,710	16,029	31,394	27,930
Production start-up	956	490	1,699	824
Total share-based compensation expense	$31,271	$25,042	$56,838	$44,516

The increase in share-based compensation expense was primarily the result of new awards.

The following table presents our share-based compensation expense by type of award for the three and six months ended June 30, 2011 and June 26, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 26, 2010	June 30, 2011	June 26, 2010
Stock options	$378	$577	$760	$1,555
Restricted stock units	31,471	26,646	56,913	44,872
Unrestricted stock	226	157	452	307
Net amount absorbed into inventory	(804)	(2,338)	(1,287)	(2,218)
Total share-based compensation expense	$31,271	$25,042	$56,838	$44,516

Share-based compensation cost capitalized in our inventory was $2.2 million and $0.9 million at June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, we had $0.3 million of unrecognized share-based compensation cost related to unvested stock option awards, which we expect to recognize as an expense over a weighted-average period of approximately 0.5 years, and $210.0 million of unrecognized share-based compensation cost related to unvested restricted stock units, which we expect to recognize as an expense over a weighted-average period of approximately 1.9 years.

Note 16. Income Taxes

Our effective tax rates were 15.0% and 13.6% for the three and six months ended June 30, 2011, respectively, and were 11.9% and 11.8% for the three and six months ended June 26, 2010, respectively. Our estimated annual effective tax rate was higher during the six months ended June 30, 2011 compared with the six months ended June 26, 2010 mainly due to a $170.8 million decrease in pre-tax income and a greater percentage of profits earned in jurisdictions with higher tax rates. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate primarily due to the benefit associated with foreign income taxed at lower rates and the beneficial impact of the Malaysian tax holiday.

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

The calculation of basic and diluted net income per share for the three and six months ended June 30, 2011 and June 26, 2010 was as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 26, 2010	June 30, 2011	June 26, 2010
Basic net income per share
Numerator:
Net income	$61,138	$159,043	$177,106	$331,388
Denominator:
Weighted-average common stock outstanding	86,164	84,852	85,746	84,679
Diluted net income per share
Denominator:
Weighted-average common stock outstanding	86,164	84,852	85,746	84,679
Effect of stock options, restricted stock units outstanding, and contingent issuable shares	962	1,549	1,346	1,568
Weighted-average shares used in computing diluted net income per share	87,126	86,401	87,092	86,247

	Three Months Ended		Six Months Ended
	June 30, 2011	June 26, 2010	June 30, 2011	June 26, 2010
Per share information — basic:
Net income per share	$0.71	$1.87	$2.07	$3.91

Per share information — diluted:
Net income per share	$0.70	$1.84	$2.03	$3.84

The following number of outstanding employee stock options and restricted stock units were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2011 and June 26, 2010 as they would have had an antidilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 26, 2010	June 30, 2011	June 26, 2010
Restricted stock units and options to purchase common stock	939	75	515	157

Note 18. Comprehensive Income

Comprehensive income, which includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, the impact of which, has been excluded from net income and reflected as components of stockholders’ equity, was as follows for the three and six months ended June 30, 2011 and June 26, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 26, 2010	June 30, 2011	June 26, 2010
Net income	$61,138	$159,043	$177,106	$331,388
Foreign currency translation adjustments	6,794	(35,884)	30,589	(68,118)
Change in unrealized (loss) gain on marketable securities, net of tax	(3,971)	5,680	(11,474)	6,777
Change in unrealized gain (loss) on derivative instruments, net of tax	8,931	17,689	(31,519)	54,133
Comprehensive income	$72,892	$146,528	$164,702	$324,180

Components of accumulated other comprehensive loss at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010
Foreign currency translation adjustments	$242	$(30,347)
Unrealized (loss) gain on marketable securities, net of tax	(5,703)	5,771
Unrealized loss on derivative instruments, net of tax	(34,186)	(2,667)
Accumulated other comprehensive loss	$(39,647)	$(27,243)

Note 19. Statement of Cash Flows

The following table presents a reconciliation of net income to net cash (used in) provided by operating activities for the six months ended June 30, 2011 and June 26, 2010 (in thousands):

	Six Months Ended
	June 30, 2011	June 26, 2010
Net income	$177,106	$331,388
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	104,287	77,747
Impairment of assets and liabilities	1,486	3,480
Impairment of project assets	3,411	638
Share-based compensation	56,838	44,516
Remeasurement of monetary assets and liabilities	6,635	3,510
Deferred income taxes	(42,048)	(6,877)
Excess tax benefits from share-based compensation arrangements	(16,497)	—
Provision for doubtful accounts receivable	—	(990)
Gain on sales of marketable securities, investments, and restricted investments, net	(3,298)	(203)
Other operating activities	(624)	(736)
Changes in operating assets and liabilities:
Accounts receivable, trade	(230,540)	(54,211)
Accounts receivable, unbilled	(62,195)	(105,657)
Prepaid expenses and other current assets	(80,795)	(126,313)
Other assets	(27,941)	(4,558)
Inventories and balance of systems parts	(153,323)	(49,921)
Project assets	(133,216)	(11,126)
Accounts payable	79,102	2,351
Income taxes payable	47,048	19,433
Accrued expenses and other liabilities	(13,391)	(27,665)
Accrued solar module collection and recycling liability	41,120	12,794
Total adjustments	(423,941)	(223,788)
Net cash (used in) provided by operating activities	$(246,835)	$107,600

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

In the event segment gross profit from our systems segment (after allocating the revenue from solar modules and the related cost of sales to the components segment) is less than operating expenses in a given quarter, then the components business will compensate the systems segment for the temporary shortfall. A typical shortfall can result from (i) the timing and amount of revenue recognition in comparison to the amount of fixed costs incurred in a given quarter, or (ii) a larger amount of other-than-temporary project asset impairment in any given quarter. The systems segment repays these cumulative temporary shortfalls in fiscal quarters in which its segment gross profit exceeds operating expenses. Any surplus segment income before income taxes for any given quarter after such repayment would then trigger an additional allocation of revenue from the systems segment to the components segment to achieve break-even results based on how our CODM views these segments.

Compensation by the components segment to the systems segment during the three and six months ended June 30, 2011 and June 26, 2010 was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 26, 2010	June 30, 2011	June 26, 2010
Compensation by the Components Segment to the Systems Segment	$19.7	$—	$45.9	$8.9

Repayment of prior period compensation by the systems segment to the components segment during the three and six months ended June 30, 2011 and June 26, 2010 was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 26, 2010	June 30, 2011	June 26, 2010
Repayment of Prior Period Compensation by the Systems Segment to the Components Segment	$—	$11.4	$—	$11.4

Financial information about our segments during the three and six months ended June 30, 2011 and June 26, 2010 was as follows (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2011			June 26, 2010
	Components	Systems	Total	Components	Systems	Total
Net sales	$471,947	$60,827	$532,774	$500,940	$86,914	$587,854
Gross profit	$189,875	$4,923	$194,798	$261,656	$22,538	$284,194
Income before income taxes	$71,957	$—	$71,957	$180,438	$—	$180,438
Goodwill	$393,365	$65,443	$458,808	$251,275	$35,240	$286,515
Total assets	$4,206,755	$732,477	$4,939,232	$3,172,912	$458,403	$3,631,315

	Six Months Ended			Six Months Ended
	June 30, 2011			June 26, 2010
	Components	Systems	Total	Components	Systems	Total
Net sales	$991,466	$108,601	$1,100,067	$1,030,208	$125,607	$1,155,815
Gross profit	$448,133	$6,330	$454,463	$539,307	$26,923	$566,230
Income before income taxes	$204,964	$—	$204,964	$375,797	$—	$375,797
Goodwill	$393,365	$65,443	$458,808	$251,275	$35,240	$286,515
Total assets	$4,206,755	$732,477	$4,939,232	$3,172,912	$458,403	$3,631,315

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems revenue recognized for the three and six months ended June 30, 2011 and June 26, 2010. For the purposes of the following table, (i) "Solar module revenue" is composed of total revenues from the sale of solar modules to third parties, and (ii) "Solar power system revenue" is composed of total revenues from the sale of complete solar power systems and related services including the solar modules installed in the solar power system.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	June 30, 2011	June 26, 2010
Solar module revenue	$427,350	$476,061	$933,092	$1,004,939
Solar power system revenue	105,424	111,793	166,975	150,876
Total net sales	$532,774	$587,854	$1,100,067	$1,155,815

Note 21. Subsequent Events

We entered into an amendment and waiver dated as of June 30, 2011 to the credit agreement governing our revolving credit facility. The amendment became effective as of June 30, 2011 upon receipt of approval thereof from the Required Lenders (as defined in the Credit Agreement) on July 11, 2011. The amendment provides for, among other things, the ability of Restricted Subsidiaries (as defined in the amended and restated credit agreement) to incur indebtedness and guarantee obligations pursuant to letters of credit, bank guarantees or similar instruments issued in the ordinary course of business; provided that the aggregate stated or face amount of all such letters of credit, bank guarantees, and similar instruments shall not exceed $50.0 million for all Restricted Subsidiaries outstanding at any time.

On August 3, 2011, First Solar Malaysia Sdn. Bhd. entered into a €60.0 million Facility Agreement with a consortium of banks. The obligations of First Solar Malayisa Sdn. Bhd. under the Facility Agreement are guaranteed by First Solar, Inc. In addition, certain obligations in respect of the Facility Agreement will be guaranteed (the “Euler Hermes Guarantee”) by the Federal Republic of Germany, represented by Euler Hermes Kreditversicherungs-AG (“Euler Hermes”).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (Exchange Act) and the Securities Act of 1933, which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate (including the expansion of our project development business); future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; research and development programs and our ability to improve the conversion efficiency of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue” the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed for the fiscal year ended December 31, 2010 in Item 1A: “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described under this section.

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

In furtherance of our goal of delivering the lowest cost of solar electricity and achieving price parity with conventional fossil-fuel-based peak electricity generation, we are continually focused on reducing PV solar system costs in four primary areas: module manufacturing, balance of systems (BoS) costs (consisting of the costs of the components of a solar power system other than the solar modules, such as inverters, mounting hardware, grid interconnection equipment, wiring and other devices, and installation labor costs), project development costs, and the cost of capital. First, with respect to our module manufacturing costs, our advanced technology has allowed us to reduce our average module manufacturing costs to the lowest in the world, based on publicly available information. In the three months ended June 30, 2011, our total average manufacturing costs were $0.75 per watt, which we believe is significantly less than those of traditional crystalline silicon solar module manufacturers. By continuing to improve conversion efficiency and production line throughput, lower material costs, and drive volume scale to further decrease overhead costs, we believe that we can further reduce our manufacturing costs per watt and maintain our cost advantage over traditional crystalline silicon solar module manufacturers. Second, by continuing to improve conversion efficiency, leverage volume procurement around standardized hardware platforms, and accelerate installation time, we believe we can continue to make reductions in BoS costs, which represent over half of all of the costs associated with a typical utility-scale PV solar power system. Third, with respect to project development costs, we seek optimal site locations in an effort to minimize transmission and permitting costs, and to accelerate lead time to electricity generation. Finally, we believe that continuing to strengthen our financial position, including our balance sheet and credit profile, together with our increasing solar power system operating experience, will enable us to continue to lower the cost of capital associated with our solar power systems, thereby further enhancing the economic viability of our projects and lowering the cost of electricity generated by solar power systems that incorporate our modules and technology.

We believe that combining our reliable, low-cost module manufacturing capability with our systems business enables us to more rapidly reduce the price of solar electricity, accelerate the adoption of our technology in large scale systems, identify and break constraints to the successful migration to sustainable solar markets, and further our mission to create enduring value by enabling a world powered by clean, affordable solar electricity.

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

Manufacturing Capacity

As of June 30, 2011, we operated 34 production lines with an annual global manufacturing capacity of approximately 2.1 GW (based on the average per line run rate for the second quarter of 2011 at our existing plants) at our manufacturing plants in Perrysburg, Ohio, Frankfurt/Oder, Germany, and Kulim, Malaysia. We expect to increase our manufacturing capacity to 44 production lines (including our previously announced 4-line plants in Vietnam and Mesa, Arizona) by the end of 2012, with an annual global manufacturing capacity of approximately 2.7 GW (based on the average per line run rate for the second quarter of 2011 at our existing plants).

Market Overview

In addressing overall growing global demand for PV solar electricity, we target markets with varying approaches depending on the underlying economics, market requirements, and distribution channels. In subsidized feed-in-tariff (FiT) markets, such as Germany, we have historically sold most of our solar modules to solar project developers, system integrators, and independent power producers. In other markets, such as the United States, the demand for solar has been primarily driven by state level renewable portfolio standards requiring regulated utilities to supply a portion of their total retail sales of electricity from renewable energy sources such as solar PV generating facilities. To meet the needs of these markets and enable BoS cost reductions, we have developed a fully integrated systems business that can provide a low-cost turn-key utility-scale PV system solution for system owners and low cost electricity to utility end-users. Our fully integrated systems business has enabled us to increase module throughput, drive cost reduction across the value chain, identify and break constraints to sustainable markets, and to deliver the most compelling solutions to our customers and end-users. With our fully integrated systems business, we believe we are in a position to expand our business in transition markets and eventually economically sustainable markets (in which subsidies or incentives are minimal), which are expected to develop in areas with abundant solar resources and sizable electricity demand. We are committed to continually lowering the cost of solar electricity, and in the long term, we plan to compete on an economic basis with conventional fossil-fuel-based peaking power generation.

The major European governments continue to seek to balance subsidy costs with their commitment to the EU directive's goal of a 20% share of energy from renewable sources in the EU by 2020. Governments in Germany, France, and Italy are in the process of evaluating additional changes to their FiT structures, market caps, and/or tender processes. Such changes and the resulting market uncertainties have contributed to demand pauses in the first half of 2011, which, in conjunction with increased industry-wide manufacturing capacity, have contributed to excess industry channel inventories. In the first half of 2011, industry average module pricing declined as competitors reduced prices to sell-through inventories in Europe in light of these FiT policy uncertainties. Lower industry module pricing, while currently challenging for solar manufacturers, in particular those with high cost structures, is expected to contribute to global market diversification and volume elasticity. Over time, declining average selling prices are consistent with the erosion of one of the primary historical constraints to widespread solar market penetration, namely its overall affordability. In the near term, however, in light of continually evolving FiT structures in our core European markets, it is uncertain whether growing demand from other countries and markets could absorb industry-wide module supply without further inventory build-up and/or price reductions, and our results of operations could be adversely affected. We continue to mitigate this uncertainty in part by executing on and building our North American utility-scale systems pipeline as a buffer against demand fluctuations in Europe and elsewhere, and by continuing the development of other geographic markets, including those in India, Australia, the Middle East, and China.

In North America, we have continued to execute on our utility-scale systems pipeline. In June 2011, the AV Solar Ranch One, Sunlight, and Topaz utility scale projects in California collectively received $4.5 billion in U.S. Department of Energy loan guarantee commitments. In April 2011, California, the state where the majority of solar installations and solar power module and system sales have taken place in the U.S., enacted legislation amending the state's existing renewable portfolio standard to require obligated load serving entities to procure 33% of their retail electricity sales from eligible renewable resources by 2020.

In the PV module segment, we continue to face intense competition from manufacturers of crystalline silicon solar modules and other types of solar modules and PV systems. Solar module manufacturers compete with one another in several product performance attributes, including reliability and module cost per watt, and, with respect to solar power systems, return on equity (ROE) and levelized cost of electricity (LCOE), meaning the net present value of total life cycle costs of the solar power project divided by the quantity of energy which is expected to be produced over the system's life. The ability to expand manufacturing capacity quickly is another source of differentiation among solar module manufacturers, and certain of our competitors may have a faster response time to capacity expansion than we do and/or an ability to expand capacity in finer increments than we can. We are the lowest cost PV module manufacturer in the solar industry, based on publicly available information, and our average manufacturing cost per watt declined from $0.76 during the three months ended June 26, 2010 to $0.75 during the three months ended June 30, 2011. This cost advantage is reflected in the price at which we sell our modules or fully integrated systems and enables our systems to compete favorably in respect of their ROE or LCOE. Our cost competitiveness is based in large part on our proprietary technology (which enables conversion efficiency improvements and enables us to produce a module in less than 2.5 hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), our scale, and our operational excellence. In addition, our modules use approximately 1-2% of the amount of semiconductor material that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules. The timing and rate of change in the cost of silicon feedstock could lead to changes in solar module pricing levels. Although we are not a crystalline silicon module manufacturer, we estimate, based on industry research and public disclosures of our competitors, that a $10 per Kg increase or decrease in the price of polysilicon could increase or decrease, respectively, our competitors' manufacturing cost per watt by approximately $0.06 over time. Given the lower conversion efficiency of our modules compared to crystalline silicon modules, there may be higher BoS costs associated with systems using our modules. Thus, to compete effectively on the basis of LCOE, our modules may need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules. During the three months ended June 30, 2011, we reduced our manufacturing cost per watt by 1% from our cost per watt in the three months ended June 26, 2010 and continued to reduce BoS costs associated with systems using our modules.

While our modules currently enjoy competitive advantages in these product performance attributes, there can be no guarantee that these advantages will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in margin compression, a decline in the average selling prices of our solar modules, erosion in our market share for modules, a decrease in the rate of revenue growth, and/or a decline in overall revenues. We have taken, and continue to take, various actions to mitigate the potential impact resulting from competitive pressures, including adjusting our pricing policies as necessary in core market segments to drive module volumes, continuously making progress along our module and BoS cost reduction roadmaps, and focusing our research and development on increasing the conversion efficiency of our solar modules.

As we expand our systems business into transition and sustainable markets, we can offer value beyond the PV module, reduce our exposure to module-only competition, and provide comprehensive utility-scale PV systems solutions that significantly reduce solar electricity costs. Thus, our systems business allows us to play a more active role than many of our competitors in managing the demand for our solar modules. Finally, we seek to form and develop strong partner relationships with our customers and continue to develop our range of offerings, including EPC capabilities and O&M services, in order to enhance the competitiveness of systems using our solar modules.

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

Net sales

Components Business

Currently, the majority of our net sales are generated from the sale of solar modules. We price and sell our solar modules per watt of power. During the six months ended June 30, 2011, we sold the majority of our solar modules to solar power system project developers, system integrators, and operators headquartered in Germany, France, India, Italy, and the United States, which either resell our solar modules to end-users or integrate them into power plants that they own, operate, or sell.

As of June 30, 2011, we had supply contracts for the sale of solar modules expiring at the end of 2012 with fourteen solar power system project developers and system integrators headquartered within the European Union (Supply Contracts). These contracts account for a significant portion of our planned production over the period from 2011 through 2012 and, therefore, will significantly affect our overall financial performance.

Our sales prices under the Supply Contracts are denominated in euro, exposing us to risks from currency exchange rate fluctuations. During the three and six months ended June 30, 2011, 68% and 79%, respectively, of our components business net sales were denominated in euro and were subject to fluctuations in the exchange rate between the euro and U.S. dollar.

In the past, we have amended pricing and other terms in our Supply Contracts on a prospective basis in order to remain competitive, and we may decide in the future to further amend these contracts in order to address the highly competitive environment for solar modules. During 2009, we amended our Supply Contracts with certain of our customers to implement a program which provided a price rebate to these customers for solar modules purchased from us. The intent of this program was initially to enable our customers to successfully compete in our core German market and to adjust, for eligible customers, the sales price (which was documented in framework agreements entered into several years ago) in light of market conditions. The rebate program is offered for a defined period, during which customers may apply and claim such rebate. The most recent rebate offering, for solar modules sold on or after December 1, 2010, includes certain European geographic areas in addition to Germany. The rebate amounts continue to be established so as to enable the sell-through of our products at competitive prices. The rebate program applies a specified rebate rate to solar modules sold for solar power projects in certain geographic areas. Customers need to meet certain requirements in order to be eligible for and benefit from this program. During the six months ended June 30, 2011, we experienced approximately 92% participation in this program by eligible customers.

We account for these rebates as a reduction to the selling price of our solar modules and, therefore, as a reduction in revenue at the time of sale and recognize a contra-asset within accounts receivable trade, net. No rebates granted under this program can be claimed for cash; instead, rebates may only be applied to reduce outstanding accounts receivable balances. During the three and six months ended June 30, 2011, we extended rebates to customers in the amount of €17.3 million and €28.0 million, respectively ($24.9 million and $39.8 million at the average exchange rates of $1.44/€1.00 and $1.42/€1.00, respectively). At June 30, 2011, we had €22.3 million ($32.1 million at the balance sheet close rate on June 30, 2011 of $1.44/€1.00) of rebate claims accrued, which reduced our accounts receivable accordingly. During the three and six months ended June 26, 2010, we extended rebates to customers in the amount of €15.6 million and €35.6 million, respectively ($20.6 million and $48.4 million at an average exchange rate of $1.32/€1.00 and $1.36/€1.00, respectively).

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

The following tables summarize, as of August 4, 2011, our 2.5 GW AC North American utility systems advanced project pipeline:

Projects Sold/Under Contract
(includes sold projects, projects under contracts for sale subject to conditions precedent, EPC contracts and partner developed contracts)

Project/Location	Project Size in MW AC	Power Purchase Agreement (PPA)	Third Party Owner/Purchaser
Agua Caliente, Arizona	290	PG&E	NRG
Copper Mountain 2, Nevada	150	PG&E	Sempra (1)
St. Clair, Ontario, Canada	40	OPA (2)	NextEra
Santa Teresa, New Mexico	20	El Paso	NRG (1)
Walpole, Ontario, Canada	20	OPA (2)	GE/Plutonic
Belmont, Ontario, Canada	20	OPA (2)	GE/Plutonic
Paloma, Gila Bend, Arizona	17	UOG (3)	APS
PNM, New Mexico	15	UOG (3)	PNM
Amherstburg 2, Ontario, Canada	15	OPA (2)	Enbridge
Amherstburg 1, Ontario, Canada	10	OPA (2)	GE/Plutonic
Total	597

Projects Permitted – Not Sold

Project/Location	Project Size in MW AC	Power Purchase Agreement (PPA)
AV Solar Ranch One, California	230	PG&E
Silver State North, Nevada	50	NV Energy
Total	280

Projects in Development with Executed PPA

Project/Location	Project Size in MW AC	Power Purchase Agreement (PPA)
Topaz, California	550	PG&E
Sunlight, California	300	PG&E
Sunlight, California	250	SCE
Stateline, California	300	SCE
Silver State South, Nevada	250	SCE
Total	1,650

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

Systems Business

Within our systems business, project-related costs include standard EPC costs (consisting primarily of BoS costs for inverters, electrical and mounting hardware, project management and engineering costs, and installation labor costs), site specific costs, and development costs (including transmission upgrade costs, interconnection fees, and permitting costs). As further described in Note 20. "Segment Reporting," to our condensed consolidated financial statements included within this Quarterly Report on Form 10-Q, at the time when the revenue recognition criteria are met, we include the sale of our solar modules manufactured by our components business and used by our systems business (excluding inter-company profit) as net sales of our components business. Therefore, the related cost of sales are also included within our components business at that time.

Deferred project costs represent (i) costs that we capitalize for arrangements that we account for as real estate transactions after we have entered into a definitive sales arrangement, but before we have met the criteria to recognize the sale as revenue, (ii) recoverable pre-contract costs that we capitalize for arrangements accounted for as long-term construction contracts prior to entering into a definitive sales agreement, or (iii) costs that we capitalize for arrangements accounted for as long-term construction contracts after we have signed a definitive sales agreement, but before the revenue recognition criteria have been met. Deferred project costs capitalized on our balance sheet at June 30, 2011 and December 31, 2010 were $47.4 million and $14.4 million, respectively.

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

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expenses, and other selling expenses. We expect these expenses to increase in the near term in order to support the growth of our business as we expand our sales and marketing efforts, improve our information processes and systems, and implement the financial reporting, compliance, and other infrastructure required for an expanding public company. Over time, we expect selling, general and administrative expense to decline as a percentage of net sales and on a cost per watt basis as our net sales and our total watts produced increase.

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

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, investments, and restricted cash and investments. Interest income also includes interest received from notes receivable and interest collected for late customer payments.

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

Use of estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales, and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts receivable, inventory write-downs, estimates of future cash flows from and the economic useful lives of long-lived assets, asset impairments, certain accrued liabilities, income taxes and tax valuation allowances, accrued warranty expense, accrued collection and recycling expense, share-based compensation costs and fair value estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 26, 2010	June 30, 2011	June 26, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.4%	51.7%	58.7%	51.0%
Gross profit	36.6%	48.3%	41.3%	49.0%
Research and development	6.2%	3.9%	5.9%	4.0%
Selling, general and administrative	16.3%	13.4%	15.8%	12.6%
Production start-up	1.9%	0.4%	2.0%	0.3%
Operating income	12.1%	30.6%	17.6%	32.1%
Foreign currency gain (loss)	0.3%	(0.4)%	0.2%	(0.3)%
Interest income	0.6%	0.5%	0.6%	0.8%
Interest expense, net	—%	—%	—%	—%
Other income (expense), net	0.4%	(0.1)%	0.2%	(0.1)%
Income tax expense	2.0%	3.6%	2.5%	3.8%
Net income	11.5%	27.0%	16.1%	28.7%

Three Months Ended June 30, 2011 and June 26, 2010

Net sales

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Three Month Period Change
Net sales	$532,774	$587,854	$(55,080)	(9)%

Our net sales during the three months ended June 30, 2011 decreased by 9% compared with the three months ended June 26, 2010, primarily due to a 24% decrease in our module average selling price and a 30% decrease in the amount of revenue recognized by the systems business, partially offset by a 22% increase in the MW volume of solar modules sold. The increase in the MW volume of solar modules sold was attributable to the full ramp of our eight-line capacity expansion in our Malaysian manufacturing center and a 5% increase in our annual line run rate due to improvements in our module average conversion efficiency and our line throughput at existing manufacturing facilities.

The decline in our module average selling price was attributable to the following: a 5% decrease due to annual contractual agreements and an additional 12% decrease due to competitive pressures (including our customer rebate program), a 6% decrease due to customer and geographical mix, and a 1% decrease due to a decline in the blended foreign exchange rate between the euro and U.S. Dollar.

Revenue recognized for our systems business decreased by $26.1 million during the three months ended June 30, 2011 compared to the three months ended June 26, 2010, primarily due to the timing of achieving all required milestones necessary for revenue recognition related to the construction of various utility-scale solar power systems.

Cost of sales

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Three Month Period Change
Cost of sales	$337,976	$303,660	$34,316	11%
% of net sales	63.4%	51.7%

The increase in cost of sales was primarily due to a $53.5 million increase in personnel and other manufacturing costs related to increased production volume and correlating volume sold, an increase in costs due to the strengthening of the euro against the U.S. dollar exchange rate, and an increase in production ramp costs related to our Malaysian and German plant capacity expansions. These increases were partially offset by a decrease in costs of sales resulting from lower net sales of our systems business, continuous cost reductions in our manufacturing operations, and a $14.3 million decrease resulting from lower manufacturing excursion costs described below. During the three months ended June 30, 2011 watts sold increased by approximately 22%.

Our average manufacturing cost per watt declined by $0.01 per watt, or 1%, from $0.76 in the three months ended June 26, 2010 to $0.75 in the three months ended June 30, 2011 and included $0.01 of non-cash share-based compensation.

Cost of sales for the three months ended June 26, 2010 included $17.8 million related to an increase in estimated expenses for certain module replacement efforts beyond normal warranty. During the period from June 2008 to June 2009, a manufacturing excursion occurred affecting less than 4% of the total product manufactured within the period. The excursion could result in possible premature power loss in the affected modules. The root cause was identified and subsequently mitigated in June 2009. On-going testing confirms that the corrective actions taken have been effective. We have been working directly with impacted customers to replace the affected modules and these efforts are well underway and, in some cases, complete. Some of these efforts go beyond our normal warranty coverage. We accrued $41.5 million in total-to-date to cover the replacement of the anticipated affected module population in the field. Such amounts include $3.6 million in expenses accrued during the second quarter of 2011, reflecting updated best estimates of the total replacement costs, based on our field data and execution-to-date of the module replacement program.

Gross profit

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Three Month Period Change
Gross profit	$194,798	$284,194	$(89,396)	(31)%
% of net sales	36.6%	48.3%

Gross profit as a percentage of net sales decreased by 11.7 percentage points in the three months ended June 30, 2011 compared with the three months ended June 26, 2010. This decrease was attributable to the following: a 13.5 percentage point reduction due to a decline in our module average selling prices, a 0.9 percentage point reduction due to the strengthening of the euro against the U.S. dollar exchange rate, partially offset by a 2.7 percentage point improvement resulting from lower incremental manufacturing excursion costs discussed above under "Cost of sales." We expect that gross profit will be impacted in future periods by the volatility of the exchange rate between the U.S. dollar and the euro and the product mix between our components and systems businesses.

Research and development

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Three Month Period Change
Research and development	$33,102	$22,836	$10,266	45%
% of net sales	6.2%	3.9%

The increase in research and development expense was due to a $3.5 million increase in personnel-related expenses (including a $1.1 million increase in share-based compensation expense) resulting from increased hiring for various R&D projects, a $5.7 million increase in depreciation, testing, and qualification material costs, and a $1.1 million increase in other expenses. During the three months ended June 30, 2011, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the conversion efficiency of our modules by approximately 4% compared with the three months ended June 26, 2010 from 11.2% to 11.7%.

Selling, general and administrative

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Three Month Period Change
Selling, general and administrative	$86,872	$78,597	$8,275	11%
% of net sales	16.3%	13.4%

The increase in selling, general and administrative expense was due to a $5.8 million increase in salaries and personnel-related expenses related to the overall growth of our business (including $0.7 million of share-based compensation expense), a $6.5 million increase in infrastructure spending, a $4.4 million increase in expenses related to our systems business, partially offset by a $3.1 million decrease in professional fees and a $5.3 million decrease in other expenses primarily due to $5.6 million in estimated nonrecurring post-sale expenses relating to the manufacturing excursion discussed above under "Cost of Sales" during the three months ended June 26, 2010.

Production start-up

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Three Month Period Change
Production start-up	$10,294	$2,288	$8,006	350%
% of net sales	1.9%	0.4%

During the three months ended June 30, 2011, we incurred $10.3 million of production start-up expenses primarily for our manufacturing expansions in Germany, Vietnam, and Arizona, including legal, regulatory, and personnel costs, compared with $2.3 million of production start-up expenses for our Malaysian manufacturing expansion during the three months ended June 26, 2010. Production start-up expenses are composed of the cost of labor and material and depreciation expense to run and qualify the production lines, related facility expenses, management of our replication process, and legal and regulatory costs.

Foreign currency gain (loss)

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Three Month Period Change
Foreign currency gain (loss)	$1,659	$(2,625)	$4,284	(163)%

Foreign currency gain recognized during the three months ended June 30, 2011 was primarily due to the appreciation of the euro during the three months ended June 30, 2011.

Interest income

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Three Month Period Change
Interest income	$3,417	$3,035	$382	13%

Interest income increased during the three months ended June 30, 2011 compared with the three months ended June 26, 2010, primarily as a result of interest received on long-term investments during the three months ended June 30, 2011.

Interest expense, net

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Three Month Period Change
Interest expense, net	$—	$(6)	$6	(100)%

Interest expense, net of amounts capitalized, remained consistent during the three months ended June 30, 2011 compared with the three months ended June 26, 2010, primarily as a result of interest expense capitalized during both periods.

Other income (expense), net

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Three Month Period Change
Other income (expense), net	$2,351	$(439)	$2,790	(636)%

Other income, net, increased during the three months ended June 30, 2011 compared with the three months ended June 26, 2010, primarily as a result of gains on the sale of investments during the three months ended June 30, 2011.

Income tax expense

	Three Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Three Month Period Change
Income tax expense	$10,819	$21,395	$(10,576)	(49)%
Effective tax rate	15.0%	11.9%

Income tax expense decreased by $10.6 million during the three months ended June 30, 2011 compared with the three months ended June 26, 2010. Substantially all of this decrease resulted from a $108.5 million decrease in pre-tax income, partially offset by a greater percentage of profits earned in higher tax jurisdictions. See Note 16. "Income Taxes," to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

Six Months Ended June 30, 2011 and June 26, 2010

Net sales

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Six Month Period Change
Net sales	$1,100,067	$1,155,815	$(55,748)	(5)%

Our net sales during the six months ended June 30, 2011 decreased by 5% compared with the six months ended June 26, 2010, primarily due to an 18% decrease in our module average selling price and a 14% decrease in revenue recognized by our systems business, partially offset by a 19% increase in the MW volume of solar modules sold. The increase in the MW volume of solar modules sold was attributable to the full ramp of our eight-line capacity expansion in our Malaysian manufacturing center, and a 5% increase to our annual line run rate due to improvements in our module average conversion efficiency and our line throughput at existing manufacturing facilities.

The decline in our module average selling price was attributable to the following: a 4% decrease due to annual contractual agreements, an 8% decrease due to competitive pressures (including our customer rebate program), a 4% decrease due to customer and geographical mix, and a 2% decrease due to due to a decline in the blended foreign exchange rate between the euro and U.S. Dollar.

Revenue recognized by our systems business decreased from $125.6 million during the six months ended June 26, 2010 to $108.6 million during the six months ended June 30, 2011. The decrease was primarily due to the timing of achieving all required milestones necessary for revenue recognition related to the construction of various utility-scale solar power systems.

Cost of sales

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Six Month Period Change
Cost of sales	$645,604	$589,585	$56,019	10%
% of net sales	58.7%	51.0%

The increase in cost of sales was primarily due to a $93.4 million increase in personnel and other manufacturing costs related to increased production volume and correlating volume sold, an increase in costs due to the strengthening of the euro against the U.S. dollar exchange rate, an increase in production ramp costs related to our Malaysian and German plant capacity expansions and an increase in cost of sales of our systems business. These increases were partially offset by continuous cost reductions in our manufacturing operations and an $18.8 million decrease resulting from lower incremental manufacturing excursion costs described below. During the six months ended June 30, 2011, we increased our watts sold by approximately 19%.

Our average manufacturing cost per watt declined by $0.04 per watt, or 5%, from $0.79 in the six months ended June 26, 2010 to $0.75 in the six months ended June 30, 2011 and included $0.01 of non-cash share-based compensation.

Cost of sales for the six months ended June 26, 2010 included $22.4 million related to an increase in estimated expenses for certain module replacement efforts beyond normal warranty. During the period from June 2008 to June 2009, a manufacturing excursion occurred affecting less than 4% of the total product manufactured within the period. The excursion could result in possible premature power loss in the affected modules. The root cause was identified and subsequently mitigated in June 2009.

On-going testing confirms that the corrective actions taken have been effective. We have been working directly with impacted customers to replace the affected modules and these efforts are well underway and, in some cases, complete. Some of these efforts go beyond our normal warranty coverage. We accrued $41.5 million in total-to-date to cover the replacement of the anticipated affected module population in the field. Such amounts include $3.6 million in expenses accrued during the second quarter of 2011, reflecting updated best estimates of the total replacement costs, based on our field data and execution-to-date of the module replacement program.

Gross profit

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Six Month Period Change
Gross profit	$454,463	$566,230	$(111,767)	(20)%
% of net sales	41.3%	49.0%

Gross profit as a percentage of net sales decreased by 7.7 percentage points in the six months ended June 30, 2011 compared with the six months ended June 26, 2010. This decrease was attributable to the following: a 9.2 percentage point reduction due to a decline in our module average selling prices, a 1.3 percentage point reduction due to the strengthening of the euro against the U.S. dollar exchange rate, and a 0.6 percentage point decrease due to segment mix between our components and systems businesses, partially offset by a 1.6 percentage point margin improvement attributable to continued manufacturing scale and reductions in our manufacturing cost per watt and a 1.8 percentage point improvement resulting from lower incremental manufacturing excursion costs discussed above under "Cost of sales." We expect that gross profit will be impacted in future periods by the volatility of the exchange rate between the U.S. dollar and the euro and product mix between our components and systems businesses.

Research and development

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Six Month Period Change
Research and development	$64,453	$45,724	$18,729	41%
% of net sales	5.9%	4.0%

The increase in research and development expense was due to a $9.5 million increase in personnel-related expenses (including a $2.3 million increase in share-based compensation expense) resulting from increased hiring for various R&D projects. In addition, testing and qualification material costs increased by $9.3 million, other expenses increased by $4.5 million, and facilities and utilities decreased by $4.6 million. During the six months ended June 30, 2011, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the conversion efficiency of our modules by approximately 5% compared with the six months ended June 26, 2010 from 11.1% to 11.7%.

Selling, general and administrative

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Six Month Period Change
Selling, general and administrative	$173,872	$145,461	$28,411	20%
% of net sales	15.8%	12.6%

The increase in selling, general and administrative expense was due to a $11.3 million increase in salaries and personnel-related expenses (including a $3.5 million increase in share-based compensation expense), a $7.8 million increase in infrastructure spending primarily related to the implementation of a new ERP system, a $7.7 million increase in non-capitalizable development expenses related to our systems business, and a $1.6 million increase in travel, consulting, and other expenses relating to the development of new markets.

Production start-up

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Six Month Period Change
Production start-up	$22,225	$3,431	$18,794	548%
% of net sales	2.0%	0.3%

During the six months ended June 30, 2011, we incurred $22.2 million of production start-up expenses primarily due to our expansions in Malaysia, Germany, France, Vietnam, and Arizona, including legal, regulatory and personnel costs, compared with $3.4 million of production start-up expenses for our Malaysian and Perrysburg, Ohio manufacturing expansions during the six months ended June 26, 2010. Production start-up expenses are composed of the cost of labor and material and depreciation expense to run and qualify the production lines, related facility expenses, management of our replication process, and legal and regulatory costs.

Foreign currency gain (loss)

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Six Month Period Change
Foreign currency gain (loss)	$2,609	$(3,321)	$5,930	(179)%

Foreign currency gain recognized during the six months ended June 30, 2011 was primarily due to the appreciation of the euro during the six months ended June 30, 2011.

Interest income

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Six Month Period Change
Interest income	$6,440	$8,683	$(2,243)	(26)%

Interest income decreased during the six months ended June 30, 2011 compared with the six months ended June 26, 2010, primarily as a result of interest received from notes receivable and penalties for late customer payments during the six months ended June 26, 2010.

Interest expense, net

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Six Month Period Change
Interest expense, net	$—	$(6)	$6	(100)%

Interest expense, net of amounts capitalized, remained consistent during the six months ended June 30, 2011 compared with the six months ended June 26, 2010, primarily as a result of interest expense capitalized during both periods.

Other income (expense), net

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Six Month Period Change
Other income (expense), net	$2,002	$(1,173)	$3,175	(271)%

Other income, net, increased during the six months ended June 30, 2011 compared with the six months ended June 26, 2010, primarily as a result of gains on the sale of investments during the six months ended June 30, 2011.

Income tax expense

	Six Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	Six Month Period Change
Income tax expense	$27,858	$44,409	$(16,551)	(37)%
Effective tax rate	13.6%	11.8%

Income tax expense decreased by $16.6 million during the six months ended June 30, 2011 compared with the six months ended June 26, 2010. Substantially all of this decrease resulted from a $170.8 million decrease in pre-tax income, partially offset by a greater percentage of profits earned in higher tax jurisdictions. See Note 16. "Income Taxes," to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

Business Segment Review

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	% Change	June 30, 2011	June 26, 2010	% Change
Net sales
Components	$471,947	$500,940	(6)%	$991,466	$1,030,208	(4)%
Systems	60,827	86,914	(30)%	108,601	125,607	(14)%
Total	$532,774	$587,854	(9)%	$1,100,067	$1,155,815	(5)%

Income before income taxes (Segment profit)
Components	$71,957	$180,438	(60)%	$204,964	$375,797	(45)%
Systems	—	—	—%	—	—	—%
Total	$71,957	$180,438	(60)%	$204,964	$375,797	(45)%

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

Components Segment

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	% Change	June 30, 2011	June 26, 2010	% Change
Net sales	$471,947	$500,940	(6)%	$991,466	$1,030,208	(4)%
Cost of sales	$282,072	$239,284	18%	$543,333	$490,901	11%
Income before income taxes (Segment profit)	$71,957	$180,438	(60)%	$204,964	$375,797	(45)%

Components segment net sales decreased by 6% in the three months ended June 30, 2011 compared with the three months ended June 26, 2010, primarily due to a decrease in our module average selling price, partially offset by an increase in the MW volume of solar modules sold and an increase in the average conversion efficiency of our solar modules. Our module average selling price, excluding the impact of systems segment break-even reporting, decreased by approximately 24% during the three months ended June 30, 2011 compared with the three months ended June 26, 2010. The effect of our segment reporting adjustments, to achieve break-even results before income taxes for our systems segment, decreased the module average selling price by an additional 1%.

Components segment net sales decreased by 4% during the six months ended June 30, 2011 compared with the six months ended June 26, 2010, primarily due to a decrease in our module average selling price, partially offset by an increase in the volume of solar modules sold and an increase in the average conversion efficiency of our solar modules. The increase in the MW volume of solar modules sold was attributable to the full production ramp of our eight-line Malaysian manufacturing center.

Components segment cost of sales increased by 18% in the three months ended June 30, 2011 compared with the three months ended June 26, 2010, primarily due to an increase in personnel and other manufacturing costs related to increased production volume and correlating volume sold, an increase in ramp costs related to the capacity expansion in our Malaysian manufacturing center, partially offset by continuous cost reductions in our manufacturing operations.

Components segment cost of sales increased by 11% in the six months ended June 30, 2011 compared with the six months ended June 26, 2010, primarily due to an increase in personnel and other manufacturing costs related to increased production volumes and correlating volumes sold, an increase in ramp costs related to the capacity expansion in our Malaysian manufacturing center and additional manufacturing capacity related to our new manufacturing plants in Malaysia, partially offset by continuous cost reductions in our manufacturing operations.

Components segment profit decreased by 60% in the three months ended June 30, 2011 compared with the three months ended June 26, 2010, primarily due to $19.7 million of compensation to our systems segment for a temporary shortfall during the three months ended June 30, 2011, lower net sales mainly due to a decrease in our module average selling prices, and an increase in cost of sales.

Components segment profit decreased by 45% during the six months ended June 30, 2011 compared with the six months ended June 26, 2010, primarily due to $45.9 million of compensation to our systems segment for a temporary shortfall during the six months ended June 30, 2011, lower net sales mainly due to a decrease in our module average selling prices, and an increase in cost of sales.

Systems Segment

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	% Change	June 30, 2011	June 26, 2010	% Change
Net sales	$60,827	$86,914	(30)%	$108,601	$125,607	(14)%
Cost of sales	$55,904	$64,376	(13)%	$102,271	$98,684	4%
Income before income taxes (Segment profit)	$—	$—	—%	$—	$—	—%

Systems segment net sales decreased from $86.9 million in the three months ended June 26, 2010 to $60.8 million in the three months ended June 30, 2011, primarily due to the timing of achieving all required milestones necessary for revenue recognition for the construction of utility-scale solar power systems.

Systems segment net sales decreased from $125.6 million during the six months ended June 26, 2010 to $108.6 million during the six months ended June 30, 2011, primarily due to the timing of achieving all required milestones necessary for revenue recognition for the construction of utility-scale solar power systems.

Systems segment cost of sales decreased from $64.4 million in the three months ended June 26, 2010 to $55.9 million in the three months ended June 30, 2011, primarily due to lower net sales. See also Item 2: “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Operations Overview – Cost of Sales – Systems Business" for a description of cost of sales for our systems business.

Systems segment cost of sales increased from $98.7 million in the six months ended June 26, 2010 to $102.3 million in the six months ended June 30, 2011, primarily due an increase in construction activities for various utility-scale solar power projects in North America during the six months ended June 30, 2011 compared to the six months ended June 26, 2010. See also Item 2: “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Operations Overview – Cost of sales – Systems Business" for a description of cost of sales for our systems business.

Systems segment profit was zero for the three and six months ended June 30, 2011 and June 26, 2010. As noted above, we operate our systems segment with the objective to achieve break-even results before income taxes. See Note 20. "Segment Reporting," to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for more information.

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems revenue recognized for the three and six months ended June 30, 2011 and June 26, 2010. For the purposes of the following table, (i) "Solar module revenue" is composed of total revenues from the sale of solar modules to third parties, and (ii) "Solar power system revenue" is composed of total revenues from the sale of complete solar power systems and related services including the solar modules installed in the solar power system.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2011	June 26, 2010	June 30, 2011	June 26, 2010
Solar module revenue	$427,350	$476,061	$933,092	$1,004,939
Solar power system revenue	105,424	111,793	166,975	150,876
Total net sales	$532,774	$587,854	$1,100,067	$1,155,815

Critical Accounting Policies and Estimates

In preparing our financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP), we make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities in our financial statements and the related notes thereto. Some of our accounting policies require the application of significant judgment by management in the selection of the appropriate assumptions for making these estimates. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe that the assumptions, judgments, and estimates involved in the accounting for revenue recognition, allowances for doubtful accounts receivable, accrued solar module collection and recycling liability, product warranties, accounting for income taxes, and goodwill have the greatest potential impact on our condensed consolidated financial statements.

Revenue Recognition — Systems Business. Through our fully integrated systems business, we provide a complete solar power system solution using our solar modules, which may include project development, EPC services, O&M services, when applicable, and project finance, when required. We base revenue recognition for arrangements entered into by our systems business generally using two distinct revenue recognition models, following the guidance in ASC 605, Accounting for Long-term Construction Contracts or, for arrangements which include land, ASC 360, Accounting for Sales of Real Estate. For long-term construction contracts recognized under ASC 605, we use the percentage-of-completion methodology as our basic accounting policy, unless we cannot make reasonably dependable estimates of the costs to complete the contract, in which case we would use the completed contract method. Revenue recognized for fixed price contracts applying the percentage-of-completion methodology requires us to estimate actual costs incurred over total estimated contract costs to complete a project. We periodically revise our contract cost and profit estimates and we immediately recognize any losses that we identify on contracts. Typically, we have full control over the procurement of balance of systems parts (BOS) with predictable pricing, delivery, and installation schedules and, therefore, mainly unexpected change orders will result in changes to our estimates.

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

For a description of our remaining critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

See Note 3. "Recent Accounting Pronouncements," to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of June 30, 2011, we had $515.4 million in cash, cash equivalents, marketable securities, and investments compared with $1,113.8 million as of December 31, 2010. The decrease in our cash, cash equivalents, marketable securities, and investments was primarily due to the repayment of long-term debt, annual payments for the funding of our collection and recycling program, an increase in our working capital, and incentive compensation, partially offset by proceeds from the issuance of debt. As of June 30, 2011 and December 31, 2010, $417.0 million and $684.0 million, respectively, of our cash, cash equivalents, marketable securities, and investments were held by foreign subsidiaries and are generally based in euro and U.S. dollar-denominated holdings.

We believe that our current cash, cash equivalents, marketable securities, investments, cash flows from operating activities,

credit facilities, and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage credit and market risk. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan.

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

Cash Flows

The following table summarizes the key cash flow metrics for the six months ended June 30, 2011 and June 26, 2010 (in thousands):

	Six Months Ended
	June 30, 2011	June 26, 2010
Net cash (used in) provided by operating activities	$(246,835)	$107,600
Net cash used in investing activities	(308,977)	(223,749)
Net cash provided by (used in) financing activities	137,124	(10,297)
Effect of exchange rate changes on cash and cash equivalents	10,476	(27,571)
Net decrease in cash and cash equivalents	$(408,212)	$(154,017)

Operating Activities

Cash used in operating activities was $246.8 million during the six months ended June 30, 2011 compared with cash provided by operating activities of $107.6 million during the six months ended June 26, 2010. The decrease in operating cash flows during the six months ended June 30, 2011 was primarily due to an increase in payments to suppliers and associates, a decrease in cash received from customers, and an increase in overall working capital requirements. In addition, we recorded excess tax benefits related to share-based compensation arrangements, which decreased our June 30, 2011 operating cash flow by $16.5 million (see "Financing Activities" for further information).

Cash paid to suppliers and associates increased from $824.4 million during the six months ended June 26, 2010 to $1,005.2 million during the six months ended June 30, 2011, mainly due to an increase in raw material and component purchases, an increase in personnel-related costs due to higher headcount, and other costs supporting our growth. Cash received from customers decreased from $955.1 million during the six months ended June 26, 2010 to $798.2 million during the six months ended June 30, 2011, primarily as a result of non-linear shipments to our customers during the second quarter of 2011. As a result, our accounts receivable increased by $230.5 million during the six months ended June 30, 2011.

Interest received decreased from $12.6 million during the six months ended June 26, 2010 to $6.7 million during the six months ended June 30, 2011, primarily as a result of interest received from notes receivable and penalties for late customer payments in the prior period.

Investing Activities

Cash used in investing activities was $309.0 million during the six months ended June 30, 2011, compared with $223.7 million during the six months ended June 26, 2010. Cash used in investing activities during the six months ended June 30, 2011 included capital expenditures of $390.0 million, which increased by $150.5 million from $239.5 million during the six months ended June 26, 2010. The increase in capital expenditures was primarily due to our manufacturing expansions in Malaysia and Germany, and construction of new plants in Vietnam and Mesa, Arizona. Also, we decreased our net investment in marketable securities and investments by $188.0 million during the six months ended June 30, 2011 compared with an increase of our net investment in marketable securities and investments of $4.1 million during the six months ended June 26, 2010. Cash used to fund our estimated future end-of-life collection and recycling costs of solar modules that we sold during fiscal 2010 was $62.7 million during the six months ended June 30, 2011, compared with $43.1 million during the six months ended June 26, 2010. Amounts that we set aside for future solar module collection and recycling costs are deposited in a custodial account, under the name of a trust, with a large bank as investment advisor. Amounts in this account are invested in long-term marketable securities, which we classify as "Restricted cash and investments" on our balance sheet. Restricted cash increased by $23.3 million primarily due to debt reserve requirements related to our German credit facility. On January 4, 2011, we acquired Ray Tracker, Inc., a tracking technology and photovoltaic balance of systems firm in an all-cash transaction.

Cash used in investing activities during the six months ended June 26, 2010 resulted primarily from capital expenditures of $239.5 million, the net purchase of marketable securities of $4.1 million, and an increase in our restricted cash and investments of $43.1 million, partially offset by payments received on notes receivable of $61.7 million. Capital expenditures were primarily due to the construction of two new plants adjacent to our existing plants in Malaysia and the expansion of our plant in Perrysburg, Ohio.

At the beginning of each fiscal year we pre-fund our estimated solar module collection and recycling costs for solar modules that we sold during the prior fiscal year through a custodial account with a large bank as investment advisor, in the name of a trust, for which First Solar, Inc., First Solar Malaysia Sdn. Bhd, and First Solar Manufacturing GmbH are grantors. For this purpose we assume a minimum service life of 25 years for our solar modules. At June 30, 2011 and December 31, 2010, we had $150.8 million and $86.0 million, respectively, in the custodial account, which we classified in our restricted investments on our balance sheet. See Note 7. "Restricted Cash and Investments," to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

Financing Activities

Cash provided by financing activities was $137.1 million during the six months ended June 30, 2011 compared with $10.3 million used in financing activities during the six months ended June 26, 2010. Cash provided by financing activities during the six months ended June 30, 2011 resulted primarily from the proceeds from borrowings under credit facilities, net of discount and issuance costs of $224.4 million, cash provided by employee stock option exercises of $7.7 million, excess tax benefits from share-based compensation arrangements of $16.5 million, and proceeds from economic development funding of $3.1 million, partially offset by the repayment of long-term debt of $114.3 million.

Cash used in financing activities during the six months ended June 26, 2010 resulted primarily from the repayment of long-term debt of $14.0 million, partially offset by stock option exercise proceeds of $3.7 million. We did not record any excess tax benefits from share-based compensation arrangements during the six months ended June 26, 2010.

Contractual Obligations
Our contractual obligations other than in the ordinary course of business have not materially changed since the end of our fiscal year 2010 with the exception of our German and Malaysian Ringgit Facility Agreements (See Note 13. "Debt," to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information). See also our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously provided under Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of June 30, 2011 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011.

We are in the process of converting to a new enterprise resource planning (ERP) system. Implementation of the new ERP system is scheduled to occur in phases and we expect to complete Phase II of this implementation in our third fiscal quarter of 2011. For a discussion of risks relating to the implementation of a new ERP system, please see the risk factor entitled “Implementing a new enterprise resource planning system could interfere with our business or operations and could adversely impact our financial position, results of operations, and cash flows.” in Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We will continue to implement our new financial system in stages, and each stage may affect significant components of our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which could materially affect our business, results of operations, cash flows, or financial condition. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2011, 8,316 Holdback Shares (as defined below) were issued to OptiSolar Holdings LLC. As previously reported in a Current Report on Form 8-K filed with the SEC on April 9, 2009, on April 3, 2009, we completed the acquisition of the solar power project development business (Project Business) of OptiSolar Inc., a Delaware corporation (OptiSolar). Pursuant to an Agreement and Plan of Merger (Merger Agreement) dated as of March 2, 2009 by and among First Solar, Inc., First Solar Acquisition Corp., a Delaware corporation (Merger Sub), OptiSolar and OptiSolar Holdings LLC, a Delaware limited liability company (OptiSolar Holdings), Merger Sub merged with and into OptiSolar, with OptiSolar surviving as a wholly-owned subsidiary of First Solar (Merger). Pursuant to the Merger, all the outstanding shares of common stock of OptiSolar held by OptiSolar Holdings were exchanged for the Merger Shares. The Merger Shares consisted of 2,972,420 shares of First Solar common stock, par value $0.001 per share, including (i) 732,789 shares that have been issued and deposited with an escrow agent to support certain indemnification obligations of OptiSolar Holdings, and (ii) 355,096 shares that were issuable upon satisfaction of conditions relating to the satisfaction of certain then existing liabilities of OptiSolar (Holdback Shares). The Merger Shares and certain Holdback Shares were issued, and any remaining Holdback Shares will be issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. First Solar has prepared and filed with the SEC a registration statement under the Securities Act covering the resale of 2,801,435 of the Merger Shares.

As of June 30, 2011, all of the Holdback Shares had been issued to OptiSolar Holdings.

Item 5. Other Information

On August 3, 2011, First Solar Malaysia Sdn. Bhd. (the “Borrower”), a wholly owned subsidiary of the Company, entered into a EUR 60,000,000 Facility Agreement (the “Facility Agreement”) among the Borrower, Commerzbank Aktiengesellschaft, as arranger and original lender, Commerzbank Aktiengesellschaft, Luxembourg Branch, as facility agent (the “Facility Agent”) and security agent (the “Security Agent”), and Natixis Zweigniederlassung Deutschland, as arranger and original lender. A copy of the Facility Agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference.
Concurrently with the execution of the Facility Agreement, the Company entered into a First Demand Guaranty dated as of August 3, 2011 (the “Guaranty”), among the Company, the Borrower, the Facility Agent and the Security Agent. A copy of the Guaranty is attached hereto as Exhibit 10.2 and is incorporated herein by reference.
At the same time, the Borrower and the Company also entered into a Subordination Agreement, pursuant to which the Company agreed to subordinate all obligations and liabilities of the Borrower to the Company to the obligations and liabilities of the Borrower to the lenders, the arrangers, the Facility Agent and the Security Agent under the Facility Agreement and related documents, except with respect to certain permitted payments.
The obligations of the Borrower under the Facility Agreement are guaranteed by the Company pursuant to the Guaranty. In addition, certain obligations in respect of the Facility Agreement will be guaranteed (the “Euler Hermes Guarantee”) by the Federal Republic of Germany, represented by Euler Hermes Kreditversicherungs-AG (“Euler Hermes”).
Three euro denominated term loan facilities (the “Facilities”) will be made available to the Borrower under the Facility Agreement in the following maximum aggregate amounts: EUR 27,119,313, EUR 31,995,220 and EUR 885,467. The proceeds of the Facilities will be used by the Borrower to effect an export financing of equipment for use in two solar module manufacturing plants (the “KLM 5 and 6”) located in Kulim Hi Tech Park, Kedah, Malaysia (including to partially finance the payment of fees to be paid to Euler Hermes in connection with the Euler Hermes Guarantee). Borrowings under the Facilities will bear interest at a rate per annum equal to a euribor rate for the interest period selected by the Borrower plus 1.00%.
The Borrower will pay to the Facility Agent in the form of a one time upfront payment for the account of Commerzbank Aktiengesellschaft, as arranger, an arrangement fee of 0.35% and for the account of the lenders a participation fee of 0.65%, in each case of the aggregate amount of the Facilities as of the date of the Facility Agreement. The arrangement fee will be due and payable on the earlier of the date of the first utilization of the Facilities and the date that is three months after the date of the Facility Agreement. The participation fee will be due and payable on the date of the first utilization of the Facilities.
During the period from the date of the Facility Agreement until November 25, 2011, the lenders' available commitments under the Facilities are subject to a commitment fee equal to 0.35% per annum.
Upon the earlier of May 25, 2012 and the date that is six months after the date of readiness of KLM 5 and 6 for operation (the “First Repayment Date”), all loans made to the Borrower under the Facilities will be consolidated into a single loan, which shall be repaid in 14 semi-annual equal consecutive installments based on the aggregate amount of all loans borrowed by the Borrower under the Facilities as at the close of business on May 25, 2012, divided by 14. The Borrower may voluntarily cancel in whole or in part any of the Facilities without penalty. At any time after the First Repayment Date, the Borrower may voluntarily prepay loans outstanding under the Facilities on the last day of the interest period applicable thereto (subject to certain requirements, including with respect to minimum prepayment amounts). If the Euler Hermes Guarantee ceases to be in full force and effect or is repudiated, the Facility Agent at the direction of the lenders will cancel the available commitments under the Facilities and declare the outstanding loans due and payable.
The Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of the Borrower to grant liens over the equipment financed by the Facilities, effect asset sales, provide guarantees, change its business, engage in mergers, consolidations and restructurings and enter into contracts with the Company and its subsidiaries. In addition, the Facility Agreement includes financial covenants relating to maximum total debt to equity ratio, maximum total leverage ratio, minimum interest coverage ratio and minimum debt service coverage ratio. The Facility Agreement also contains certain representations and warranties, affirmative covenants and events of default.
The foregoing summary of the Facility Agreement and the Guaranty, and the transactions contemplated thereby, does not purport to be complete and is subject to, and qualified in its entirety by, the full text of each of the documents described herein, which are filed as Exhibits 10.1 and 10.2 hereto, respectively, and incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Exhibit Description
10.1
Facility Agreement, dated as of August 3, 2011 among First Solar Malaysia Sdn. Bhd., Commerzbank Aktiengesellschaft, as arranger and original lender, Commerzbank Aktiengesellschaft, Luxembourg Branch, as facility agent and security agend, and Natixis Zweigniederlassung Deutschalnd, as arranger and original lender

10.2	First Demand Guaranty, dated as of August 3, 2011, among First Solar, Inc., First Solar Malaysia Sdn. Bhd. and Commerzbank Aktiengesellschaft, Luxembourg Branch, as facility agent and security agent
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

August 5, 2011