Form 10-Q
period 2011-09-30
FIRST SOLAR, INC.
filed 2011-11-04
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

As of October 28, 2011, 86,424,881 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 25, 2010	September 30, 2011	September 25, 2010
Net sales	$1,005,788	$797,899	$2,105,855	$1,953,714
Cost of sales	626,624	476,007	1,272,228	1,065,592
Gross profit	379,164	321,892	833,627	888,122
Operating expenses:
Research and development	38,164	21,472	102,617	67,196
Selling, general and administrative	112,743	84,961	286,615	230,422
Production start-up	5,514	3,821	27,739	7,252
Total operating expenses	156,421	110,254	416,971	304,870
Operating income	222,743	211,638	416,656	583,252
Foreign currency (loss) gain	(1,857)	(1,001)	752	(4,322)
Interest income	3,225	2,658	9,665	11,341
Interest expense, net	—	—	—	(6)
Other (expense) income, net	(1,346)	(380)	656	(1,553)
Income before income taxes	222,765	212,915	427,729	588,712
Income tax expense	26,251	36,046	54,109	80,455
Net income	$196,514	$176,869	$373,620	$508,257
Net income per share:
Basic	$2.28	$2.08	$4.35	$5.99
Diluted	$2.25	$2.04	$4.29	$5.88
Weighted-average number of shares used in per share calculations:
Basic	86,338	85,072	85,946	84,810
Diluted	87,151	86,610	87,114	86,368

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$678,560	$765,689
Marketable securities and investments	84,350	167,889
Accounts receivable trade, net	481,978	305,537
Accounts receivable, unbilled	325,641	1,482
Inventories	432,887	195,863
Balance of systems parts	43,287	4,579
Deferred tax assets, net	31,716	388
Prepaid expenses and other current assets	352,049	143,033
Total current assets	2,430,468	1,584,460
Property, plant and equipment, net	1,840,295	1,430,789
Project assets	282,788	320,140
Deferred tax assets, net	278,772	259,236
Marketable securities	31,859	180,271
Restricted cash and investments	203,763	86,003
Goodwill	458,808	433,288
Inventories	48,151	42,728
Other assets	148,408	43,488
Total assets	$5,723,312	$4,380,403
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$170,904	$82,312
Income taxes payable	33,411	16,831
Accrued expenses	271,991	244,271
Current portion of long-term debt	25,597	26,587
Other current liabilities	245,098	99,676
Total current liabilities	747,001	469,677
Accrued solar module collection and recycling liability	185,160	132,951
Long-term debt	582,744	210,804
Other liabilities	182,623	112,026
Total liabilities	1,697,528	925,458
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 86,377,679 and 85,843,511 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	86	86
Additional paid-in capital	1,965,840	1,815,420
Contingent consideration	—	1,118
Accumulated earnings	2,039,183	1,665,564
Accumulated other comprehensive income (loss)	20,675	(27,243)
Total stockholders’ equity	4,025,784	3,454,945
Total liabilities and stockholders’ equity	$5,723,312	$4,380,403

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 25, 2010
Cash flows from operating activities:
Cash received from customers	$1,570,183	$1,673,064
Cash paid to suppliers and associates	(1,488,358)	(1,170,127)
Interest received	8,287	17,771
Interest paid	(7,826)	(3,149)
Income taxes paid, net of refunds	(44,052)	(57,948)
Excess tax benefit from share-based compensation arrangements	(79,741)	(102,381)
Other operating activities	(2,690)	(1,553)
Net cash (used in) provided by operating activities	(44,197)	355,677
Cash flows from investing activities:
Purchases of property, plant and equipment	(613,861)	(377,147)
Purchases of marketable securities and investments	(195,819)	(401,241)
Proceeds from maturities of marketable securities and investments	116,298	60,948
Proceeds from sales of marketable securities and investments	308,669	409,790
Payments received on notes receivable	—	61,658
Increase in restricted investments	(62,748)	(43,064)
Increase in restricted cash	(23,358)	—
Acquisitions, net of cash acquired	(21,105)	(296,496)
Other investing activities	(10,239)	1,288
Net cash used in investing activities	(502,163)	(584,264)
Cash flows from financing activities:
Proceeds from stock option exercises	7,993	6,756
Repayment of long-term debt	(327,821)	(14,440)
Proceeds from borrowings under long-term debt, net of discount and issuance costs	694,399	100,000
Excess tax benefit from share-based compensation arrangements	79,741	102,381
Proceeds from economic development funding and incentives	4,286	—
Other financing activities	(296)	(28)
Net cash provided by financing activities	458,302	194,669
Effect of exchange rate changes on cash and cash equivalents	929	(9,365)
Net decrease in cash and cash equivalents	(87,129)	(43,283)
Cash and cash equivalents, beginning of the period	765,689	664,499
Cash and cash equivalents, end of the period	$678,560	$621,216
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$81,579	$65,581

 See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC.

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

Note 2. Summary of Significant Accounting Policies

Product Warranties. We have historically provided a limited warranty against defects in materials and workmanship under normal use and service conditions for 5 years following delivery to the owners of our solar modules. For solar module sales made subsequent to September 30, 2011, we have increased the limited warranty we provide against defects in materials and workmanship under normal use and service conditions from 5 years to 10 years.

We also warrant to our owners that solar modules installed in accordance with agreed-upon specifications will produce at least 90% of their power output rating during the first 10 years following their installation and at least 80% of their power output rating during the following 15 years. In resolving claims under both the defects and power output warranties, we have the option of either repairing or replacing the covered solar module or, under the power output warranty, providing additional solar modules to remedy the power shortfall. We also have the option to make a payment for the then current market module price to resolve claims. Our warranties are automatically transferred from the original purchasers of our solar modules to subsequent purchasers upon resale. When we recognize revenue for module sales, we accrue a liability for the estimated future costs of meeting our limited warranty obligations for those modules. We make and revise this estimate based on the number of our solar modules under warranty at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of our solar modules, and our estimated per-module replacement cost.

Revenue Recognition — Systems Business. Our systems business provides a complete solar power system solution, which includes project development, engineering, procurement, and construction (EPC) services, operating and maintenance (O&M) services, when applicable, and project finance, when required.

We recognize revenue for arrangements entered into by the systems business generally using two revenue recognition models, following the guidance in ASC 605, Accounting for Long-term Construction Contracts or, for arrangements which include land or land rights, ASC 360, Accounting for Sales of Real Estate.

For construction contracts that do not include land or land rights and thus are accounted for under ASC 605, we use the percentage-of-completion method using actual costs incurred over total estimated costs to complete a project (including module costs) as our basic accounting policy, unless we cannot make reasonably dependable estimates of the costs to complete the contract, in which case we would use the completed contract method. We periodically revise our contract cost and profit estimates and we immediately recognize any losses that we identify on such contracts. Incurred costs include all direct materials, costs for solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. We recognize direct material costs and costs for solar modules as incurred costs when the direct materials and solar modules have been installed. When construction contracts or other agreements specify that title to direct materials and solar modules transfers to the customer before installation has been performed, we defer revenue and associated costs and recognize revenue once those materials are installed and have met all other revenue recognition requirements. We consider direct materials to be installed when they are permanently attached or fitted to the solar power systems as required by engineering designs.

For arrangements recognized under ASC 360, typically when we have gained control of land or land rights, we record the sale as revenue using one of the following revenue recognition methods, based upon the substance and the terms and conditions of such arrangements:

We apply the percentage-of-completion method to certain arrangements covered under ASC 360, when the sale has been consummated, when we have transferred the usual risks and rewards of ownership to the buyer, the initial or continuing investment criteria have been met, we have the ability to estimate our costs and progress toward completion, and other revenue recognition criteria have been met. Depending on the value of the initial and continuing payment commitment by the buyer, we may align our revenue recognition and release of project assets to cost of sales with the receipt of payment from the buyer for sales arrangements accounted for under ASC 360.

We record revenue for certain arrangements covered under ASC 360 after construction of a project is complete, we have transferred the usual risks and rewards of ownership to the buyer, and we have received payment from the buyer.

Balance of Systems Parts. Balance of systems parts represent mounting, electrical and other construction parts purchased for solar power plants under construction, which we hold title of and are not yet installed in a solar power plant. These parts include posts, tilt brackets, tables, harnesses, combiner boxes, inverters, cables and any other parts we purchase or assemble for the solar power plants we construct. Balance of systems parts do not include solar modules. We carry these parts at the lower of cost or market, with market being based on either recoverability through installation in a solar power plant under construction or through a sale.

Refer to Note 2. "Summary of Significant Accounting Policies," to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for a complete discussion of our significant accounting policies.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 also requires reclassification adjustments from other comprehensive income be measured and presented by income statement line item in net income and also in other comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied retrospectively. We do not believe that the adoption of ASU 2011-05 will have an impact on our financial position, results of operations, or cash flows.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more-likely-than-not that a reporting unit's fair value is less than its carrying value to determine whether it is necessary to perform the two-step goodwill impairment test. If it is determined through the qualitative assessment that a reporting unit's fair value is more-likely-than-not greater than its carrying value, the two-step impairment tests are not required. The qualitative assessment is optional, allowing entities to go directly to the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, with early adoption permitted. We elected to adopt the guidance effective October

1, 2011. The adoption of ASU 2011-08 did not have an impact on our financial position, results of operations, or cash flows.

Note 4. Acquisitions

Fiscal 2011 Acquisition

Ray Tracker

On January 4, 2011, we acquired 100% of the ownership interest of Ray Tracker, Inc., a tracking technology and photovoltaic (PV) balance of systems business in an all-cash transaction, which was not material to our consolidated balance sheets and results of operations. We have included the financial results of Ray Tracker in our condensed consolidated financial statements from the date of acquisition. During the first nine months of 2011, Ray Tracker did not contribute a material amount to our net sales and net income.

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

The total consideration for this acquisition was $296.7 million in an all-cash transaction. In allocating the purchase price based on estimated fair values, we recorded approximately $146.8 million of goodwill, $2.5 million of net tangible assets, and $147.4 million of project assets. We have included the financial results of NextLight in our condensed consolidated financial statements beginning on the acquisition date. For the period from January 1, 2010 to July 12, 2010, NextLight did not recognize any revenue and did not incur a material net loss. Therefore, had the acquisition of NextLight occurred on December 27, 2009 (the first day of our fiscal year 2010), our reported net sales would not have changed and our reported net income would not have materially changed from the amounts previously reported.

Note 5. Goodwill

The changes in the carrying amount of goodwill, which is generally deductible for tax purposes, for our components segment and systems segment for the nine months ended September 30, 2011 were as follows (in thousands):

	Components	Systems	Consolidated
Ending balance, December 31, 2010	$393,365	$39,923	$433,288
Goodwill from acquisition	—	25,520	25,520
Ending balance, September 30, 2011	$393,365	$65,443	$458,808

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

We elected to early adopt the guidance issued under ASU 2011-08 and will perform our annual goodwill impairment testing during the fourth quarter of 2011 in accordance with ASU 2011-08. See Note 3. "Recent Accounting Pronouncements," to our condensed consolidated financial statements for details on ASU 2011-08.

We have also concluded that there have been no changes in facts and circumstances since the date of the goodwill impairment test that would trigger an interim goodwill impairment test.

Note 6. Cash, Cash Equivalents, Marketable Securities, and Investments

Cash, cash equivalents, marketable securities, and investments consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Cash and cash equivalents:
Cash	$673,798	$742,200
Cash equivalents:
Commercial paper	—	1,200
Money market mutual funds	4,762	22,289
Total cash and cash equivalents	678,560	765,689
Marketable securities and investments:
Certificates of deposit	1,301	—
Commercial paper	1,400	13,343
Corporate debt securities	29,861	98,602
Federal agency debt	40,233	45,875
Foreign agency debt	13,091	133,165
Foreign government obligations	5,581	9,143
Supranational debt	22,726	48,032
U.S. government obligations	2,016	—
Total marketable securities and investments	116,209	348,160
Total cash, cash equivalents, marketable securities, and investments	$794,769	$1,113,849

We have classified our marketable securities and investments as "available-for-sale." Accordingly, we record them at fair value and account for net unrealized gains and losses as a part of accumulated other comprehensive income. We report realized gains and losses on the sale of our marketable securities and investments in earnings, computed using the specific identification method. During the three and nine months ended September 30, 2011, we realized an immaterial amount and $0.9 million, respectively, in gains and an immaterial amount in losses on our marketable securities and investments. During the three and nine months ended September 25, 2010, we realized $0.2 million and $0.9 million, respectively, in gains and $0.1 million and $0.6 million, respectively, in losses on our marketable securities and investments. See Note 10. "Fair Value Measurements," to our condensed consolidated financial statements for information about the fair value of our marketable securities and investments.

All of our available-for-sale marketable securities and investments are subject to a periodic impairment review. We consider a marketable security or investment to be impaired when its fair value is less than its carrying cost, in which case we would further review the marketable security or investment to determine whether it is other-than-temporarily impaired. When we evaluate a marketable security or investment for other-than-temporary impairment, we review factors such as the length of time and extent to which its fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, our intent to sell, and whether it is more likely than not that we will be required to sell the marketable security or investment before we have recovered its cost basis. If a marketable security or investment were other-than-temporarily impaired, we would write it down through earnings to its impaired value and establish that as a new cost basis. We did not identify any of our marketable securities and investments as other-than-temporarily impaired at September 30, 2011 and December 31, 2010.

The following tables summarize the unrealized gains and losses related to our marketable securities and investments, by major security type, as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,301	$—	$—	$1,301
Commercial paper	1,400	—	—	1,400
Corporate debt securities	29,868	23	30	29,861
Federal agency debt	40,186	50	3	40,233
Foreign agency debt	13,079	13	1	13,091
Foreign government obligations	5,579	2	—	5,581
Supranational debt	22,721	17	12	22,726
U.S. government obligations	1,998	18	—	2,016
Total	$116,132	$123	$46	$116,209

	As of December 31, 2010
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$13,340	$3	$—	$13,343
Corporate debt securities	98,148	592	138	98,602
Federal agency debt	45,858	21	4	45,875
Foreign agency debt	132,860	425	120	133,165
Foreign government obligations	9,137	8	2	9,143
Supranational debt	47,917	115	—	48,032
Total	$347,260	$1,164	$264	$348,160

Contractual maturities of our marketable securities and investments as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	As of September 30, 2011
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$84,293	$65	$8	$84,350
One year to two years	28,435	57	35	28,457
Two years to three years	3,404	1	3	3,402
Total	$116,132	$123	$46	$116,209

	As of December 31, 2010
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$167,499	$398	$8	$167,889
One year to two years	177,268	759	256	177,771
Two years to three years	2,493	7	—	2,500
Total	$347,260	$1,164	$264	$348,160

The net unrealized gain of $0.1 million and $0.9 million as of September 30, 2011 and December 31, 2010, respectively, on our marketable securities and investments was primarily the result of changes in interest rates. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or higher and limits the security types, issuer concentration, and duration to maturity of our marketable securities and investments.

The following table shows gross unrealized losses and estimated fair values for those marketable securities and investments that were in an unrealized loss position as of September 30, 2011 and December 31, 2010, aggregated by major security type and the length of time the marketable securities and investments have been in a continuous loss position (in thousands):

	As of September 30, 2011
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$14,808	$30	$—	$—	$14,808	$30
Federal agency debt	3,352	3	—	—	3,352	3
Foreign agency debt	3,689	1	—	—	3,689	1
Supranational debt	5,499	12	—	—	5,499	12
Total	$27,348	$46	$—	$—	$27,348	$46

	As of December 31, 2010
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$33,018	$138	$—	$—	$33,018	$138
Federal agency debt	11,721	4	—	—	11,721	4
Foreign agency debt	46,134	120	—	—	46,134	120
Foreign government obligations	4,515	2	—	—	4,515	2
Total	$95,388	$264	$—	$—	$95,388	$264

Note 7. Restricted Cash and Investments

Restricted cash and investments consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Restricted cash	$22,761	$19
Restricted investments	181,002	85,984
Restricted cash and investments	$203,763	$86,003

On May 18, 2011, in connection with the plant expansion at our German manufacturing center, First Solar Manufacturing GmbH (FSM GmbH), our indirect wholly owned subsidiary, entered into a credit facility agreement (German Facility Agreement), as disclosed in Note 13. "Debt," to these condensed consolidated financial statements. Pursuant to the German Facility Agreement, FSM GmbH is required to maintain a euro-denominated debt service reserve account in the amount of €16.6 million ($22.6 million at the balance sheet close rate on September 30, 2011 of $1.36/€1.00) pledged in favor of the lenders. The account is available solely to pay any outstanding interest and principal payments owed under the German Facility Agreement and was a component of our “Restricted cash” balance at September 30, 2011.

At September 30, 2011 and December 31, 2010, our restricted investments consisted of long-term marketable securities that we hold through a custodial account to fund future costs of our solar module collection and recycling program.

We pre-fund our estimated solar module collection and recycling costs at the time of module sale through a custodial account with a large bank as the investment advisor in the name of a trust, for which First Solar, Inc. (FSI), First Solar Malaysia Sdn. Bhd. (FS Malaysia), and FSM GmbH are grantors. We fund this custodial account within 60 days after the beginning of a fiscal year for the prior year's module sales, assuming for this purpose a minimum service life of 25 years for our solar modules. To ensure that our collection and recycling program is available at all times and the pre-funded amounts are accessible regardless of our financial status in the future (even in the case of our own insolvency), we have established a trust structure under which funds are put into custodial accounts in the name of a trustee. Only the trustee can distribute funds from the custodial accounts and these funds cannot be accessed for any purpose other than for administering module collection and recycling, either by us or a third party executing the collection and recycling services. To provide further assurance that sufficient funds will be available, our module collection and recycling program, including the financing arrangement, is audited periodically by an independent third party auditor. Cash invested in this custodial account must meet the criteria of the highest quality investments, such as highly rated government or agency bonds.

The following table summarizes unrealized gains and losses related to our restricted investments by major security type as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$136,489	$22,159	$—	$158,648
U.S. government obligations	15,329	7,025	—	22,354
Total	$151,818	$29,184	$—	$181,002

	As of December 31, 2010
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$73,729	$6,529	$72	$80,186
U.S. government obligations	5,659	139	—	5,798
Total	$79,388	$6,668	$72	$85,984

As of September 30, 2011, the contractual maturities of these restricted investments were between 16 years and 24 years. As of December 31, 2010, the contractual maturities of these restricted investments were between 17 years and 25 years.

Note 8. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Accounts receivable trade, gross	$492,513	$305,537
Allowance for doubtful accounts (1)	(10,535)	—
Accounts receivable trade, net	$481,978	$305,537

(1) During the three months ended September 30, 2011, we provided an allowance due to recent developments concerning the collectability of a past due account receivable from a specific customer.

During the third quarter of 2009, we amended our Supply Contracts with certain of our customers to implement a rebate program which provided a price rebate to these customers for solar modules purchased from us. The initial intent of this program was to enable our customers to successfully compete in the German market and to adjust, for eligible customers, the net sales price (which was included in framework agreements entered into several years ago) in light of market conditions.

The rebate program was offered for a defined period, during which customers were able to apply for and claim such rebates. The most recent rebate offering, for solar modules sold on or after December 1, 2010, included certain European geographic areas in addition to Germany.

The rebate program was established to enable the sell-through of our products at competitive prices. The amount of rebate earned during a fiscal quarter was based on (i) the volume of solar modules shipped to a customer (measured in watts), (ii) the volume of solar modules (measured in watts) registered for eligible projects in eligible geographic areas, provided that those solar modules were invoiced by the buyer to an end-user, and (iii) the rebate rate. The rebate program applied a specified rebate rate to solar modules sold for solar power projects in eligible geographic areas. Customers needed to meet certain requirements in order to be eligible for and benefit from this program. During the nine months ended September 30, 2011, we experienced approximately 94% participation in this program by eligible customers.

We account for the rebates offered under this program and other consideration offered to customers as a reduction to the selling price of our solar modules and, therefore, as a reduction in revenue at the time of sale and recognize a contra-asset within accounts receivable trade, net. No rebates granted under this program can be claimed for cash; instead, rebates may only be applied to reduce outstanding accounts receivable balances after customer eligibility for such rebate claims has been verified.

During the three and nine months ended September 30, 2011, we extended rebates to customers in the amount of €31.8 million and €59.8 million, respectively ($44.5 million and $84.3 million at the average exchange rates of $1.40/€1.00 and $1.41/€1.00, respectively). At September 30, 2011, we had €31.4 million ($42.7 million at the balance sheet close rate on September 30, 2011 of $1.36/€1.00) of rebate claims accrued, which reduced our accounts receivable accordingly. During the three and nine months ended September 25, 2010, we extended rebates to customers in the amount of €22.9 million and €58.5 million, respectively ($29.3 million and $77.8 million at the average exchange rates of $1.28/€1.00 and $1.33/€1.00, respectively).

The rebate program ended as of September 30, 2011 and subsequent sales of solar modules under our Supply Contracts will be based upon a sales price without such rebate program. Through the first quarter of 2012, we will continue to process historical rebate claims against outstanding accounts receivable balances after customer eligibility for such rebate claims has been verified.

Accounts receivable, unbilled

Accounts receivable, unbilled represents revenue that has been recognized in advance of billing the customer. This is common for construction contracts. For example, we recognize revenue from contracts for the construction and sale of solar power systems which include the sale of project assets over the contractual period using applicable accounting methods. One applicable accounting method is the percentage-of-completion method of accounting, under which sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred compared to the total estimated costs for completing the entire contract. Under this accounting method, revenue could be recognized under applicable revenue recognition criteria in advance of billing the customer, resulting in an amount recorded to Accounts receivable, unbilled. Once we meet the billing criteria under a construction contract, we bill our customer accordingly and reclassify the Accounts receivable, unbilled to Accounts receivable trade, net. Billing requirements vary by contract, but are generally structured around completion of certain construction milestones.

Accounts receivable, unbilled were $325.6 million and $1.5 million at September 30, 2011 and December 31, 2010, respectively. We expect to bill and collect these amounts within the next 12 months.

Inventories

Inventories consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$221,941	$162,190
Work in process	27,128	21,528
Finished goods	231,969	54,873
Inventories	$481,038	$238,591
Inventories - current	$432,887	$195,863
Inventories - noncurrent (1)	$48,151	$42,728

(1) We purchase a critical raw material that is used in our core production process in quantities that exceed anticipated consumption within our operating cycle (which is 12 months). We classify the raw materials that we do not expect to be consumed within our operating cycle as noncurrent.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Prepaid expenses	$55,744	$46,016
Deferred project costs (1)	106,918	14,446
Derivative instruments	51,921	20,986
Other assets - current	137,466	61,585
Prepaid expenses and other current assets	$352,049	$143,033

(1) Deferred project costs represent (i) costs that we capitalize for arrangements that we account for as real estate transactions after we have entered into a definitive sales arrangement, but before we have met all of the criteria to recognize the sale as revenue, (ii) recoverable pre-contract costs that we capitalize for arrangements accounted for as long-term construction contracts prior to entering into a definitive sales agreement, or (iii) costs that we capitalize for arrangements accounted for as long-term construction contracts after we have signed a definitive sales agreement, but before all revenue recognition criteria have been met.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Buildings and improvements	$397,339	$286,637
Machinery and equipment	1,438,199	997,510
Office equipment and furniture	104,659	70,569
Leasehold improvements	43,124	25,354
Depreciable property, plant and equipment, gross	1,983,321	1,380,070
Accumulated depreciation	(510,288)	(363,305)
Depreciable property, plant and equipment, net	1,473,033	1,016,765
Land	8,218	10,355
Construction in progress	359,044	403,669
Property, plant and equipment, net	$1,840,295	$1,430,789

During 2010, we were granted a $16.3 million tax credit under the Advanced Energy Tax Credit program enacted by the American Reinvestment and Recovery Act of 2009 for the expansion of our Perrysburg, Ohio manufacturing facility, and we reduced the acquisition cost for the expansion of this facility accordingly.

Further, we are eligible to receive certain investment incentives related to building the expansion of our manufacturing plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. We account for these grants as a reduction to the carrying value of the property, plant and equipment they fund when there is reasonable assurance that we comply with the conditions attached to the grants and the grants will be received. See Note 11. "Economic Development Funding," to our condensed consolidated financial statements for further information about these grants.

Depreciation of property, plant and equipment was $60.8 million and $36.9 million for the three months ended September 30, 2011 and September 25, 2010, respectively, and was $162.3 million and $109.7 million for the nine months ended September 30, 2011 and September 25, 2010, respectively.

Capitalized interest

We capitalized interest costs incurred into property, plant and equipment or project assets/deferred project costs as follows during the three and nine months ended September 30, 2011 and September 25, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 25, 2010	September 30, 2011	September 25, 2010
Interest expense, gross	$(4,847)	$(2,384)	$(8,638)	$(6,582)
Interest cost capitalized – property, plant and equipment	1,442	1,771	4,553	3,472
Interest cost capitalized – project assets and deferred project costs	3,405	613	4,085	3,104
Interest expense, net	$—	$—	$—	$(6)

Project assets

Project assets consist primarily of costs relating to solar power projects in various stages of development that we capitalize prior to the sale of the solar power project to a third party for further project development or the signing of a project construction contract. These costs include costs for land and costs for developing and constructing a solar power plant. Development costs can include legal, consulting, permitting, interconnect and other similar costs. Once we enter into a definitive sales agreement, we reclassify project assets to deferred project costs on our balance sheet until we have met the criteria to recognize the sale of the project assets as revenue. We expense these project assets to cost of sales as each respective project asset is sold to a customer, since the project is constructed for a customer (matching the underlying revenue recognition method). We classify project assets generally as noncurrent due to the time required to complete all activities to sell a specific project, which is typically longer than 12 months.

Project assets consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Project assets acquired through OptiSolar and NextLight	$5,757	$217,417
Project assets - land	22,940	13,781
Project assets - other	254,091	88,942
Project assets	$282,788	$320,140

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

Accrued expenses

Accrued expenses consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Accrued compensation and benefits	$41,150	$69,353
Accrued property, plant and equipment	39,260	53,741
Accrued inventory	56,540	25,686
Product warranty liability	12,437	11,226
Accrued expenses in excess of normal product warranty liability and related expenses (1) (2)	50,973	28,921
Other accrued expenses	71,631	55,344
Accrued expenses	$271,991	$244,271

(1) $34.8 million of accrued expenses in excess of normal product warranty liability and related expenses as of September 30, 2011 consisted of the following commitments to certain customers, each related to the manufacturing excursion described below: (i) $23.8 million in estimated expenses for certain module replacement efforts committed to and undertaken by us beyond the normal product warranty; and (ii) $11.0 million in estimated nonrecurring post-sale expenses. During the period from June 2008 to June 2009, a manufacturing excursion occurred affecting less than 4% of the total product manufactured within the period. The excursion could result in possible premature power loss in affected modules. The root cause was identified and subsequently mitigated in June 2009. On-going testing confirms that the corrective actions have been effective. We have been working directly with impacted customers to replace the affected modules and these efforts are in most cases complete or well underway for the remaining cases. These efforts go beyond our limited warranty obligation.

(2) $16.2 million of accrued expenses in excess of normal product warranty liability and related expenses as of September 30, 2011 represents the estimated expenses based upon information available during the third quarter for commitments made to certain customers to perform work including module replacement and related efforts primarily for modules that had been subjected to certain installation and maintenance procedures by our customers outside of our recommended procedures at the time of sale, resulting in underperformance of such modules. Such replacement efforts are not part of the manufacturing excursion discussed in (1) and are not part of our limited warranty obligation as discussed further in Note 2. "Summary of Significant Accounting Policies," to our condensed consolidated financial statements.

Other current liabilities

Other current liabilities consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Deferred revenue (1)	$12,267	$14,718
Derivative instruments	20,094	22,996
Deferred tax liabilities	7,447	34,601
Payments and billings for deferred project costs (2)	192,028	—
Other liabilities - current	13,262	27,361
Other current liabilities	$245,098	$99,676

(1) Deferred revenue will be recognized in net sales once all revenue recognition criteria are met.

(2)
Payments and billings for deferred project costs represent customer payments received or customer billings made under the terms of certain systems project sales contracts for which all revenue recognition criteria under ASC 360 have not yet been met. Such systems project costs are included as a component of deferred project costs.

Other liabilities

Other liabilities consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Product warranty liability	$30,068	$16,668
Other taxes payable	70,706	59,148
Other liabilities - noncurrent	81,849	36,210
Other liabilities	$182,623	$112,026

Note 9. Derivative Financial Instruments

As a global company, we are exposed in the normal course of business to interest rate and foreign currency risks that could affect our net assets, financial position, results of operations, and cash flows. We use derivative instruments to hedge against certain risks such as these, and we only hold derivative instruments for hedging purposes, not for speculative or trading purposes. Our use of derivative instruments is subject to internal controls based on centrally defined, performed, and controlled policies and procedures.

Depending on the terms of the specific derivative instruments and market conditions, some of our derivative instruments may be assets and others liabilities at any particular balance sheet date. As required by ASC 815, Derivatives and Hedging, we report all of our derivative instruments that are within the scope of that accounting standard at fair value. Depending on the substance of the hedging purpose for our derivative instruments, we account for changes in the fair value of some of them within accumulated other comprehensive income (loss) using cash flow hedge accounting pursuant to ASC 815 and of others by recording the changes in fair value directly to current earnings (so-called “economic hedges”). These accounting approaches, the various risk classes that we are exposed to in our business, and the risk management systems using derivative instruments that we apply to these risks are described below. See Note 10. "Fair Value Measurements," to our condensed consolidated financial statements for information about the techniques we use to measure the fair value of our derivative instruments.

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Other Assets – Current	Other Assets – Noncurrent	Other Liabilities – Current	Other Liabilities – Noncurrent
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$28,121	$408	$3,560	$—
Cross currency swap contracts	—	—	—	—
Interest rate swap contracts	—	—	350	1,085
Total derivatives designated as hedging instruments	$28,121	$408	$3,910	$1,085

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$23,800	$—	$16,184	$—
Total derivatives not designated as hedging instruments	$23,800	$—	$16,184	$—
Total derivative instruments	$51,921	$408	$20,094	$1,085

	December 31, 2010
	Other Assets – Current	Other Assets – Noncurrent	Other Liabilities – Current	Other Liabilities – Noncurrent
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$10,115	$880	$12,384	$58
Interest rate swap contracts	—	—	239	980
Total derivatives designated as hedging instruments	$10,115	$880	$12,623	$1,038

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$10,871	$—	$10,373	$—
Total derivatives not designated as hedging instruments	$10,871	$—	$10,373	$—
Total derivative instruments	$20,986	$880	$22,996	$1,038

The following tables present the amounts related to derivative instruments affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and September 25, 2010 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives			Amount of Loss Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended	Nine Months Ended	Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended	Nine Months Ended
Derivative Type	September 30, 2011	September 30, 2011		September 30, 2011	September 30, 2011
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$54,925	$(13,219)	Net sales	$(6,308)	$(44,842)
Cross currency swap contracts	—	—	Other income (expense)	—	—
Cross currency swap contracts	—	—	Interest expense	—	—
Interest rate swap contracts	(987)	(804)	Interest expense	(183)	(588)
Total derivatives designated as cash flow hedges	$53,938	$(14,023)		$(6,491)	$(45,430)

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended	Nine Months Ended
Derivative Type	September 30, 2011	September 30, 2011	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$(6,308)	$(44,842)	Net sales
Cross currency swap contracts	$—	$—	Other income (expense)
Cross currency swap contracts	$—	$—	Interest expense
Interest rate swap contracts	$(183)	$(588)	Interest expense

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$1,872	$2,340	Other income (expense)
Foreign exchange forward contracts	$(2,894)	$1,008	Cost of sales

	Amount of Loss Recognized in Other Comprehensive Income on Derivatives			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended	Nine Months Ended	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended	Nine Months Ended
Derivative Type	September 25, 2010	September 25, 2010		September 25, 2010	September 25, 2010
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$(60,538)	$(5,584)	Net sales	$6,652	$35,885
Interest rate swap contracts	(136)	(957)	Interest expense	(358)	(991)
Total derivatives designated as cash flow hedges	$(60,674)	$(6,541)		$6,294	$34,894

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended	Nine Months Ended
Derivative Type	September 25, 2010	September 25, 2010	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives designated as cash flow hedges under ASC 815:
Foreign exchange forward contracts	$6,652	$35,885	Net sales
Interest rate swap contracts	$(358)	$(991)	Interest expense

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$5,703	$(4,818)	Other income (expense)
Foreign exchange forward contracts	$4,144	$(3,084)	Cost of sales

Interest Rate Risk

We use cross currency swap contracts and interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use such swap contracts for speculative or trading purposes.

On September 30, 2011, we entered into a cross currency swap contract to hedge the floating rate foreign currency denominated loan under our Malaysian Ringgit Facility Agreement. This swap has an initial notional value of MYR465.0 million and entitles us to receive a three-month floating Kuala Lumpur Interbank Offered Rate (KLIBOR) interest rate, and requires us to pay a fixed U.S. dollar rate of 3.495%. Additionally, this swap hedges the foreign currency risk of the Malaysian Ringgit denominated principal and interest payments. The notional amount of the swap is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of September 30, 2011, the notional value of this cross currency swap agreement was MYR465.0 million. This swap is a derivative instrument that qualifies for accounting as a cash flow hedge in accordance with ASC 815 and we designated it as such. We determined that this swap was highly effective as a cash flow hedge at September 30, 2011. For the three and nine months ended September 30, 2011, there was no ineffectiveness from this cash flow hedge.

On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian credit facility, which became effective on September 30, 2009 with an initial notional value of €57.3 million and pursuant to which we are entitled to receive a six-month floating interest rate, the Euro Interbank Offered Rate (EURIBOR), and are required to pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of September 30, 2011, the notional value of this interest rate swap contract was €38.5 million. This derivative instrument qualifies for accounting as a cash flow hedge in accordance with ASC 815 and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at September 30, 2011 and December 31, 2010. For the three and nine months ended September 30, 2011, there was no ineffectiveness from this cash flow hedge.

In the following 12 months, we expect to reclassify to earnings $0.4 million of net unrealized losses related to the interest rate swap contracts that are included in accumulated other comprehensive income (loss) at September 30, 2011 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual interest rates when we realize the related forecasted transactions.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of the components of our business to have material future cash flows, including revenues and expenses that will be denominated in currencies other than the component's functional currency. Our primary cash flow exposures are revenues and expenses. Changes in the exchange rates between our components' functional currencies and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of September 30, 2011 and December 31, 2010, these foreign exchange contracts hedged our forecasted cash flows for up to 15 months and 18 months, respectively. These foreign exchange contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of the derivative's gain or loss in accumulated other comprehensive income (loss) and subsequently reclassify amounts into earnings when the hedged transaction occurs and impacts earnings. For cash flow hedges, ineffectiveness in the hedging relationship and changes in fair value that are not included in the measurement of effectiveness are included in other operating income (expense). We determined that these derivative financial instruments were highly effective as cash flow hedges at September 30, 2011 and December 31, 2010. During the three and nine months ended September 30, 2011, there were immaterial amounts of ineffectiveness and amounts excluded from effectiveness testing for these cash flow hedges. In addition, during the three and nine months ended September 30, 2011, we did not discontinue any cash flow hedges because a hedging relationship was no longer highly effective.

During the three and nine months ended September 30, 2011, we purchased foreign exchange forward contracts to hedge the exchange risk on forecasted cash flows denominated in Euro, Canadian dollar, and Australian dollar. As of September 30, 2011 and December 31, 2010, the notional values associated with our foreign exchange contracts were as follows (notional amounts and U.S. dollar equivalents in millions):

			Weighted Average Forward Exchange Rate	Balance sheet close rate on
Currency	Notional Amount	USD Equivalent	September 30, 2011	September 30, 2011
Euro	€118.0	$160.5	$1.35/€1.00	$1.36/€1.00
Canadian dollar	CAD 340.0	$329.8	$1.05/CAD1.00	$0.97/CAD1.00
Australian dollar	AUD 8.0	$7.9	$1.03/AUD1.00	$0.99/AUD1.00

			Weighted Average Forward Exchange Rate	Balance sheet close rate on
Currency	Notional Amount	USD Equivalent	December 31, 2010	September 30, 2011
Euro	€742.0	$1,009.1	$1.33/€1.00	$1.36/€1.00

As of September 30, 2011, the unrealized gain on these contracts was $27.1 million. As of December 31, 2010, the unrealized loss on these contracts was $1.4 million.

During the three and nine months ended September 30, 2011, we determined that certain forecasted transactions were probable of not occurring and we discontinued hedge accounting for those foreign exchange forward contracts in accordance with ASC 815. Discontinuance of these hedges resulted in a net gain of $6.2 million and $4.0 million for the three and nine months ended September 30, 2011, respectively.

In the following 12 months, we expect to reclassify to earnings $26.7 million of net unrealized gains related to these forward contracts that are included in accumulated other comprehensive income (loss) at September 30, 2011 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rate when we realize the related forecasted transactions.

Transaction Exposure

Many components of our business have assets and liabilities (primarily receivables, investments, accounts payable, debt, solar module collection and recycling liabilities, and inter-company transactions) that are denominated in currencies other than the component's functional currency. Changes in the exchange rates between our components' functional currencies and the other currencies in which these assets and liabilities are denominated can create fluctuations in our reported consolidated financial position, results of operations, and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to economically hedge assets and liabilities against the effects of currency exchange rate fluctuations. The gains and losses on the foreign exchange forward contracts will offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency assets and liabilities.

During the three and nine months ended September 30, 2011, we purchased foreign exchange forward contracts to hedge balance sheet and other exposures related to transactions with third parties. Such contracts are considered economic hedges and do not qualify for hedge accounting under ASC 815. We recognize gains or losses from the fluctuation in foreign exchange rates and the fair value of these derivative contracts in "Net sales," "Cost of sales," and "Foreign currency gain (loss)" on our consolidated statements of operations, depending on where the gain or loss from the economically hedged item is classified on our condensed consolidated statements of operations. As of September 30, 2011, the total unrealized loss on our foreign exchange forward contracts was $2.4 million. These contracts have maturities of less than nine months.

As of September 30, 2011, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting under ASC 815 were as follows (notional amounts and U.S. dollar equivalents in millions):

				Balance sheet close rate on
Transaction	Currency	Notional Amount	USD Equivalent	September 30, 2011
Purchase	Euro	€644.4	$876.4	$1.36/€1.00
Sell	Euro	€666.7	$906.7	$1.36/€1.00
Purchase	Australian dollar	AUD 1.4	$1.4	$0.99/AUD1.00
Sell	Australian dollar	AUD 2.3	$2.3	$0.99/AUD1.00
Purchase	Malaysian ringgit	MYR 151.5	$47.0	$0.31/MYR1.00
Sell	Malaysian ringgit	MYR 14.3	$4.4	$0.31/MYR1.00
Purchase	Japanese yen	JPY 527.7	$5.3	$0.01/JPY1.00
Sell	Japanese yen	JPY 262.7	$2.6	$0.01/JPY1.00
Purchase	Canadian dollar	CAD 12.3	$11.9	$0.97/CAD1.00
Sell	Canadian dollar	CAD 17.0	$16.5	$0.97/CAD1.00

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

When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring or one-time basis:

•
Cash equivalents. At September 30, 2011, our cash equivalents consisted of money market mutual funds. At December 31, 2010, our cash equivalents consisted of commercial paper and money market mutual funds. We value our commercial paper cash equivalents using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities, investments, and restricted investments. At September 30, 2011, our marketable securities and investments consisted of certificates of deposit, commercial paper, corporate debt securities, federal and foreign agency debt, foreign government obligations, supranational debt, and U.S. government obligations, and our restricted investments consisted of foreign and U.S. government obligations. At December 31, 2010, our marketable securities consisted of commercial paper, corporate debt securities, federal and foreign agency debt, foreign government obligations, and supranational debt, and our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities, investments, and restricted investments using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We also consider the effect of our counterparties' credit standings in these fair value measurements.

•
Derivative assets and liabilities. At September 30, 2011 and December 31, 2010, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and interest rate swap contracts involving benchmark interest rates. Since our derivative assets and liabilities are not traded on an exchange, we value them using industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the terms of the instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our own credit standing and that of our counterparties in our valuations of our derivative assets and liabilities.

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

At September 30, 2011 and December 31, 2010, information about inputs into the fair value measurements of our assets and liabilities that we make on a recurring basis was as follows (in thousands):

	As of September 30, 2011
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$4,762	$4,762	$—	$—
Marketable securities and investments:
Certificates of deposit	1,301	—	1,301	—
Commercial paper	1,400	—	1,400	—
Corporate debt securities	29,861	—	29,861	—
Federal agency debt	40,233	—	40,233	—
Foreign agency debt	13,091	—	13,091	—
Foreign government obligations	5,581	—	5,581	—
Supranational debt	22,726	—	22,726	—
U.S. government obligations	2,016	—	2,016	—
Restricted investments (excluding restricted cash)	181,002	—	181,002	—
Derivative assets	52,329	—	52,329	—
Total assets	$354,302	$4,762	$349,540	$—
Liabilities:
Derivative liabilities	$21,179	$—	$21,179	$—

	As of December 31, 2010
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$1,200	$—	$1,200	$—
Money market mutual funds	22,289	22,289	—	—
Marketable securities:
Commercial paper	13,343	—	13,343	—
Corporate debt securities	98,602	—	98,602	—
Federal agency debt	45,875	—	45,875	—
Foreign agency debt	133,165	—	133,165	—
Foreign government obligations	9,143	—	9,143	—
Supranational debt	48,032	—	48,032	—
Restricted investments (excluding restricted cash)	85,984	—	85,984	—
Derivative assets	21,866	—	21,866	—
Total assets	$479,499	$22,289	$457,210	$—
Liabilities:
Derivative liabilities	$24,034	$—	$24,034	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial instruments at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities - current and noncurrent	$114,908	$114,908	$348,160	$348,160
Investments - current	$1,301	$1,301	$—	$—
Foreign exchange forward contract assets	$52,329	$52,329	$21,866	$21,866
Restricted investments (excluding restricted cash)	$181,002	$181,002	$85,984	$85,984
Notes receivable - noncurrent	$9,542	$9,620	$9,314	$8,836
Liabilities:
Long-term debt, including current maturities	$608,341	$615,794	$237,391	$240,176
Interest rate swap contract liabilities	$1,435	$1,435	$1,219	$1,219
Foreign exchange forward contract liabilities	$19,744	$19,744	$22,815	$22,815

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

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, marketable securities and investments, restricted investments, trade accounts receivable, interest rate swap and cross currency swap contracts, and foreign exchange forward contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place cash, cash equivalents, marketable securities and investments, restricted investments, trade accounts receivable, interest rate swap and cross currency swap contracts, and foreign exchange forward contracts with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions.

Note 11. Economic Development Funding

On February 11, 2011 we were approved to receive taxable investment incentives (Investitionszuschüsse) of approximately €6.3 million ($8.6 million at the balance sheet close rate on September 30, 2011 of $1.36/€1.00) from the State of Brandenburg, Germany. These funds will reimburse us for certain costs incurred related to the expansion of our manufacturing plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Receipt of these incentives is conditional upon the State of Brandenburg having sufficient funds allocated to this program to pay the reimbursements we claim. Based on several factors, including the fiscal budget and credit rating of the State of Brandenburg among others, we believe that there is reasonable assurance that we will receive these grants. In addition, we are required to operate our facility for a minimum of five years and employ a specified number of associates during this period. We expect to meet these conditions based on our operating plans and current commitments. Our incentive approval expires on December 31, 2012. As of September 30, 2011, we had received cash payments of €2.2 million ($3.1 million at the transaction rate of $1.42/€1.00) under this program, and we had accrued €3.7 million ($5.0 million at the balance sheet close rate on September 30, 2011 of $1.36/€1.00) that we are eligible to receive under this program based on qualifying expenditures that we had incurred through that date.

We are also eligible to recover up to approximately €17.2 million ($23.4 million at the balance sheet close rate on September 30, 2011 of $1.36/€1.00) of expenditures related to the construction of our plant in Frankfurt/Oder, Germany under the German Investment Grant Act of 2010 (Investitionszulagen). This Act permits us to claim tax-exempt reimbursements for certain costs that we will incur related to the expansion of our manufacturing plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Tangible assets subsidized under this program have to remain in the region for at least five years. We expect to meet these conditions based on our operating plans and current commitments. As of September 30, 2011, we had accrued €15.5 million ($21.1 million at the balance sheet close rate on September 30, 2011 of

$1.36/€1.00) that we are eligible to receive under this program based on qualifying expenditures that we had incurred through that date.

We account for these grants as a deduction to the carrying value of the fixed assets they fund when there is reasonable assurance that we comply with the conditions attached to the grants and the grants will be received.

Note 12. Notes Receivable

On April 8, 2009, we entered into a credit facility agreement with a solar project entity of one of our customers for an available amount of €17.5 million ($23.8 million at the balance sheet close rate on September 30, 2011 of $1.36/€1.00) to provide financing for a PV power generation facility. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8% per annum and is due on December 31, 2026. As of September 30, 2011 and December 31, 2010, the balance on this credit facility was €7.0 million ($9.5 million at the balance sheet close rate on September 30, 2011 of $1.36/€1.00). The outstanding amount of this credit facility is included within “Other assets” on our consolidated balance sheets.

Note 13. Debt

Our long-term debt consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

Type	September 30, 2011	December 31, 2010
Revolving Credit Facility	$200,000	$100,000
German Facility Agreement	147,110	—
Malaysian Ringgit Facility Agreement	146,305	—
Malaysian Facility Agreement	107,124	130,018
Director of Development of the State of Ohio	6,784	8,112
France Facility Agreement	5,076	—
Capital lease obligations	2,539	1,736
	614,938	239,866
Less unamortized discount	(6,597)	(2,475)
Total long-term debt	608,341	237,391
Less current portion	(25,597)	(26,587)
Noncurrent portion	$582,744	$210,804

We did not have any short-term debt at September 30, 2011 and December 31, 2010.

Revolving Credit Facility

On September 4, 2009, we entered into a credit agreement (Revolving Credit Facility) with several financial institutions as lenders. JPMorgan Securities LLC and Banc of America Securities LLC served as joint-lead arrangers and bookrunners, with JPMorgan Chase Bank, N.A. also acting as administrative agent. The Revolving Credit Facility provided FSI and FSM GmbH, a borrowing subsidiary under the credit facility, with a senior secured three-year revolving credit facility in an aggregate available amount of $300.0 million, a portion of which was available for letters of credit.

On October 15, 2010, we entered into an amended and restated Revolving Credit Facility which provides FSI and FSM GmbH with a senior secured five-year revolving credit facility in an aggregate available amount of $600.0 million, all of which is available for letters of credit. Subject to certain conditions, we have the right to request an increase in the aggregate commitments under the credit facility up to $750.0 million. Proceeds from the credit facility may be used for working capital and other general corporate purposes.

The Revolving Credit Facility consisted of the following at September 30, 2011 (in thousands):

			Borrowings Outstanding	Letters of Credit Outstanding	Availability
Maturity	Denomination	Amended Capacity	September 30, 2011	September 30, 2011	September 30, 2011
2015	USD	$600,000	$200,000	$138,838	$261,162

Borrowings under the Revolving Credit Facility bear interest at (i) the London Interbank Offering Rate (LIBOR) (adjusted for eurocurrency reserve requirements) plus a margin of 2.25% or (ii) a base rate as defined in the credit agreement plus a margin of 1.25%, depending on the type of borrowing requested by us. These margins are subject to adjustments depending on our consolidated leverage ratio. As of September 30, 2011, based on the outstanding borrowings, the all-in effective LIBOR borrowing rate was 2.71%.

The Revolving Credit Facility contains the following financial covenants: a leverage ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. We are also subject to customary non-financial covenants. We were in compliance with these covenants through September 30, 2011.

In addition to paying interest on outstanding principal under the Revolving Credit Facility, we are required to pay a commitment fee, currently at the rate of 0.375% per annum, based on the average daily unused commitments under the facility. The commitment fee may also be adjusted due to changes in our consolidated leverage ratio. We also pay a letter of credit fee equal to the applicable margin for eurocurrency revolving loans on the face amount of each letter of credit and a fronting fee.

In connection with our Revolving Credit Facility, we entered into a guarantee and collateral agreement and various foreign security agreements. Loans made to FSM GmbH were (i) guaranteed by FSI pursuant to the guarantee and collateral agreement, (ii) guaranteed by certain of FSI's direct and indirect subsidiaries organized under the laws of Germany, pursuant to a German guarantee agreement, (iii) secured by share pledge agreements, (iv) secured by a security interest in inter-company receivables held by First Solar Holdings GmbH, First Solar GmbH, and FSM GmbH, pursuant to assignment agreements, and (v) subject to a security trust agreement, which sets forth additional terms regarding the foregoing German security documents and arrangements.

On May 6, 2011, we entered into the first amendment to the amended and restated Revolving Credit Facility which provided for, among other things, the termination of FSM GmbH as a borrowing subsidiary under the credit agreement and the release of the guarantees of, and the liens securing, its obligations thereunder. The amendment also effected certain changes to the restrictions set forth in the credit agreement with respect to the incurrence of indebtedness to finance the construction or acquisition of new manufacturing facilities and assets relating thereto. In addition, the amendment effected certain technical and clarifying amendments.

On June 30, 2011, we entered into the second amendment and waiver to the amended and restated Revolving Credit Facility. The amendment became effective as of June 30, 2011 upon receipt of approval thereof from the required lenders on July 11, 2011. The amendment provided for, among other things, the ability of restricted subsidiaries to incur indebtedness and guarantee obligations pursuant to letters of credit, bank guarantees, or similar instruments issued in the ordinary course of business; provided that the aggregate stated or face amount of all such letters of credit, bank guarantees, and similar instruments shall not exceed $50.0 million for all restricted subsidiaries outstanding at any time.

German Facility Agreement

On May 18, 2011, in connection with the plant expansion at our German manufacturing center, FSM GmbH, our indirect wholly owned subsidiary, entered into a credit facility agreement (German Facility Agreement) with Commerzbank Aktiengesellschaft as arranger and Commerzbank Aktiengesellschaft, Luxembourg Branch as facility agent and security agent.

The German Facility Agreement consisted of the following at September 30, 2011 (in thousands):

				Borrowings Outstanding	Availability
Interest Rate	Maturity	Denomination	Original Capacity	September 30, 2011	September 30, 2011
EURIBOR plus 1.35%	2019	EUR	€124,500	€107,923	€16,577

The proceeds of the German Facility Agreement were used by FSM GmbH to finance the acquisition of certain land parcels located in Frankfurt/Oder, Germany and for the construction of the plant expansion at our German manufacturing center. During the period from the date of the credit agreement until the date 17 months thereafter, unutilized commitments are subject to a commitment fee equal to 35% of the margin. Pursuant to the agreement, we will begin making semi-annual repayments of the principal balance during 2012. Amounts repaid under this credit facility cannot be re-borrowed.

In connection with the German Facility Agreement, FSI concurrently entered into a guarantee agreement in favor of the lenders. Under this agreement, FSM GmbH's obligations related to the credit facility are guaranteed, on an unsecured basis, by FSI. All of FSM GmbH's obligations are (i) secured by a first-ranking abstract land charge over the parcels of land on which the new production facility was constructed and a pledge of a debt service reserve account, and (ii) partially guaranteed by the German Federal Government and the Federal State of Brandenburg.

The German Facility Agreement contains the following financial covenants: a leverage ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. It also contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FSM GmbH to incur indebtedness; create liens; effect asset sales; make dividends, other distributions, and share buybacks; engage in reorganizations; make acquisitions and create joint ventures; and make loans. We were in compliance with these covenants through September 30, 2011.

Malaysian Ringgit Facility Agreement

On June 30, 2011, in connection with the plant expansion at our Malaysian manufacturing center, FS Malaysia, our indirect wholly owned subsidiary, entered into a credit facility agreement (Malaysian Ringgit Facility Agreement), among FSI as guarantor, CIMB Investment Bank Berhad, Maybank Investment Bank Berhad, and RHB Investment Bank Berhad as arrangers with CIMB Investment Bank Berhad also acting as facility agent and security agent, and the original lenders party thereto.

The Malaysian Ringgit Facility Agreement consisted of the following at September 30, 2011 (in thousands):

					Borrowings Outstanding		Availability
Interest Rate	Maturity	Denomination	Original Capacity		September 30, 2011		September 30, 2011
KLIBOR plus 2.00% (1)	2018	MYR	RM	465,000	RM	465,000	RM	—

(1) We entered into a cross currency swap contract related to this loan. See Note 9. "Derivative Financial Instruments," to our condensed consolidated financial statements.

The proceeds of the Malaysian Ringgit Facility Agreement were used by FS Malaysia to finance, in part, the design, construction, and commission of our fifth and sixth manufacturing plants (Plants 5 and 6) in Kulim, Malaysia and the acquisition of certain plant, equipment and machinery installed in each plant.

FS Malaysia may voluntarily prepay outstanding loans under the Malaysian Ringgit Facility Agreement at any time without premium or penalty, subject to compensation for customary “break costs” and certain other requirements. FS Malaysia is required to prepay loans with certain insurance proceeds, and the loans are subject to mandatory prepayment upon the occurrence of a change of control, material asset disposal, or termination of the construction of Plants 5 and 6.

The loans made to FS Malaysia are secured by, among other things FS Malaysia's leases over the leased lots on which Plants 5 and 6 are located and all plant, equipment and machinery purchased by FS Malaysia with the proceeds of the facility or otherwise installed in or utilized in Plants 5 and 6, to the extent not financed, or subject to a negative pledge under a separate financing facility relating to Plants 5 and 6. In addition, FS Malaysia's obligations under the agreement are guaranteed, on an unsecured basis, by FSI.

The Malaysian Ringgit Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to incur indebtedness, create liens, effect asset sales, engage in reorganizations, issue guarantees, and make loans. In addition, the agreement includes financial covenants relating to net total leverage ratio, interest coverage ratio, total debt to equity ratio, debt service coverage ratio, and tangible net worth. It also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants as of September 30, 2011.

Malaysian Euro Facility Agreement

On August 3, 2011, in connection with the plant expansion at our Malaysian manufacturing center, FS Malaysia, our indirect wholly owned subsidiary, entered into a credit facility agreement (Malaysian Euro Facility Agreement) with Commerzbank Aktiengesellschaft and Natixis Zweigniederlassung Deutschland as arrangers and original lenders, and Commerzbank Aktiengesellschaft, Luxembourg Branch as facility agent and security agent.

The Malaysian Euro Facility Agreement consisted of the following at September 30, 2011 (in thousands):

					Borrowings Outstanding	Availability
Interest Rate	Maturity	Denomination	Original Capacity		September 30, 2011	September 30, 2011
EURIBOR plus 1.00%	2018	EUR	€60,000	(1)	€—	€60,000

(1) Three euro-denominated term loan facilities are available to FS Malaysia in the following maximum aggregate amounts: €27.1 million, €32.0 million, and €0.9 million.

In connection with the Malaysian Euro Facility Agreement, FSI concurrently entered into a first demand guarantee agreement dated August 3, 2011 in favor of the lenders. Under this agreement, FS Malaysia's obligations related to the credit facility are guaranteed, on an unsecured basis, by FSI). At the same time, FS Malaysia and FSI also entered into a subordination agreement, pursuant to which any payment claims of FSI against FS Malaysia are subordinated to the claims of the lenders. The proceeds of the facilities will be used by FS Malaysia to finance, in part, the supply and construction of equipment installed in our fifth and sixth manufacturing plants (Plants 5 and 6) in Kulim, Malaysia and the payment of fees to be paid to Euler Hermes in connection with the Euler Hermes Guarantee.

On September 16, 2011, we entered into the first amendment to the Malaysian Euro Facility Agreement. The purpose of the amendment was primarily to clarify funding amounts and conditions including an updated description of the available facilities under the agreement.

FS Malaysia paid the facility agent in the form of a one-time upfront payment for the account of Commerzbank Aktiengesellschaft, as arranger, an arrangement fee of 0.35% and for the account of the lenders a participation fee of 0.65%, in each case of the aggregate amount of the facilities as of the date of the credit agreement.

During the period from the date of the credit agreement until November 25, 2011, unutilized commitments are subject to a commitment fee equal to 0.35% per annum. Pursuant to the agreement, we will begin making semi-annual repayments of the principal balance during 2011. Amounts repaid under this credit facility cannot be re-borrowed and shall be repaid in 14 semi-annual equal consecutive installments. At any time after the first repayment date, FS Malaysia may voluntarily prepay loans outstanding under the facilities on the last day of the interest period applicable thereto (subject to certain requirements, including with respect to minimum prepayment amounts). If the Euler Hermes Guarantee ceases to be in full force and effect or is repudiated, the facility agent at the direction of the lenders will cancel the available commitments under the facilities and declare the outstanding loans due and payable.

The Malaysian Euro Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to grant liens over the equipment financed by the facilities, effect asset sales, provide guarantees, change its business, engage in mergers, consolidations and restructurings, and enter into contracts with First Solar, Inc. and its subsidiaries. In addition, the agreement includes the following financial covenants: maximum total debt to equity ratio, maximum total leverage ratio, minimum interest coverage ratio and minimum debt service coverage ratio. It also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants as of September 30, 2011.

Malaysian Facility Agreement

On May 6, 2008, in connection with the plant expansion at our Malaysian manufacturing center, FS Malaysia, our indirect wholly owned subsidiary, entered into an export financing facility agreement (Malaysian Facility Agreement) with a consortium of banks.

The Malaysian Facility Agreement consisted of the following facilities at September 30, 2011 (in thousands):

					Borrowings Outstanding	Availability
Borrowing	Interest Rate	Maturity	Denomination	Original Capacity	September 30, 2011	September 30, 2011
Fixed-rate facility	4.54%	2016	EUR	€67,000	€39,294	€—
Floating-rate facility	EURIBOR plus 0.55% (1)	2016	EUR	€67,000	€39,294	€—
				€134,000	€78,588	€—

(1) We entered into an interest rate swap contract related to this loan. See Note 9. "Derivative Financial Instruments," to our condensed consolidated financial statements.

The proceeds of the Malaysian Facility Agreement were used by FS Malaysia for the purpose of (i) partially financing the purchase of certain equipment used at our Malaysian manufacturing center, and (ii) financing fees paid to Euler-Hermes Kreditversicherungs-AG, the German Export Credit Agency of Hamburg, Federal Republic of Germany, which guarantees 95% of FS Malaysia's obligations related to these credit facilities. In addition to paying interest on outstanding principal under the facilities, FS Malaysia is obligated to pay annual agency fees and security agency fees. Pursuant to the agreement, we began semi-annual repayments of the principal balances of these credit facilities during 2008. Amounts repaid under these credit facilities cannot be re-borrowed.

In connection with the Malaysian Facility Agreement, FSI concurrently entered into a first demand guarantee agreement dated May 6, 2008 in favor of the lenders. Thereby FS Malaysia's obligations related to the agreement are guaranteed, on an unsecured basis, by First Solar, Inc. In connection with the Malaysian Facility Agreement, all of FS Malaysia's obligations are secured by a first party, first legal charge over the equipment financed by the credit facilities, and the other documents, contracts, and agreements related to that equipment. Also in connection with the agreement, any payment claims of First Solar, Inc. against FS Malaysia are subordinated to the claims of the lenders.

The Malaysian Facility Agreement contains various financial covenants with which we must comply, including a debt-to-equity ratio, a total leverage ratio, an interest coverage ratio, and a debt service coverage ratio. The agreement also contains various customary non-financial covenants with which FS Malaysia must comply, including submitting various financial reports and business forecasts to the lenders, maintaining adequate insurance, complying with applicable laws and regulations, and restrictions on FS Malaysia's ability to sell or encumber assets, or make loan guarantees to third parties. We were in compliance with all covenants as of September 30, 2011.

Director of Development of the State of Ohio

During the year ended December 31, 2005, we received a loan from the Director of Development of the State of Ohio which consisted of the following at September 30, 2011(in thousands):

				Borrowings Outstanding	Availability
Interest Rate	Maturity	Denomination	Original Capacity	September 30, 2011	September 30, 2011
2.25%	2015	USD	$15,000	$6,784	$—

France Facility Agreement

On March 30, 2010, in connection with the construction of our planned manufacturing facility in Blanquefort, France, First Solar France Manufacturing SAS, our indirect wholly owned subsidiary, entered into a facility agreement (France Facility Agreement) with EDF Energies Nouvelles SA (EDF-EN) for the purpose of partially financing the construction of the manufacturing facility. The total available loan amount under this non-revolving credit facility is a maximum principal amount of €50.0 million ($68.0 million at the balance sheet close rate on September 30, 2011 of $1.36/€1.00). Pursuant to the terms and conditions set forth in the facility agreement, advances will be made available commencing on the start of construction of the French plant and ending June 15, 2012. Advances must be repaid in quarterly installments through the tenth anniversary of the first commercial shipments from the French plant, subject to accelerated mandatory prepayment in the event of a default under the facility or the termination of the related venture agreement or off-take agreement with EDF-EN and affiliated entities. Amounts repaid under this credit facility cannot be re-borrowed. The borrowings bear interest at a rate of 4%. Any advances drawn under this facility are unsecured. As of September 30, 2011, borrowings under this facility were €3.7 million. As of December 31, 2010 there were no borrowings under this facility.

Certain of our debt-financing agreements bear interest at EURIBOR, KLIBOR, or LIBOR. A disruption of the credit environment, as previously experienced, could negatively impact interbank lending and, therefore, negatively impact these floating rates. An increase in EURIBOR would impact our cost of borrowing under our German Facility Agreement and Malaysian Euro Facility Agreement, but would not impact our cost of borrowing of the floating-rate term loan under our Malaysian Facility Agreement as we entered into an interest rate swap contract to mitigate such risk. An increase in KLIBOR would not increase our cost of borrowing under our Malaysian Ringgit Facility Agreement as we entered into a cross currency swap contract to mitigate such risk. An increase in LIBOR would increase our cost of borrowing under our Revolving Credit Facility.

Note 14. Commitments and Contingencies

Financial Guarantees

In the normal course of business, we occasionally enter into agreements with third parties under which we guarantee the performance of our subsidiaries related to certain service contracts, which may include services such as development, engineering, procurement of permits and equipment, construction management, and monitoring and maintenance related to solar power plants. These agreements meet the definition of a guarantee according to ASC 460, Guarantees. As of September 30, 2011 and December 31, 2010, none of these guarantees were material to our financial position.

Loan Guarantees

At September 30, 2011 and December 31, 2010, our only loan guarantees were guarantees of our own debt, as disclosed in Note 13. "Debt," to these condensed consolidated financial statements.

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. Our revolving credit facility provides us the capacity to issue up to $600.0 million in letters of credit at a fee equal to the applicable margin for eurocurrency revolving loans and a fronting fee. As of September 30, 2011, we had $138.8 million in letters of credit issued under the revolving credit facility with a remaining availability of $261.2 million, all of which can be used for the issuance of letters of credit. The majority of these letters of credit were supporting our systems business. In addition, as of September 30, 2011, we had $10.0 million in bank guarantees issued by certain of our foreign subsidiaries to guarantee continuous operating obligations.

Product Warranties

We offer a limited warranty on our products and record an estimate of the associated warranty obligation based on the number of solar modules under warranty, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of our solar modules, and our estimated per-module replacement cost.

Normal product warranty activities during the three and nine months ended September 30, 2011 and September 25, 2010 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 25, 2010	September 30, 2011	September 25, 2010
Product warranty liability, beginning of period	$36,356	$23,862	$27,894	$22,583
Accruals for new warranties issued (warranty expense)	6,627	5,458	17,189	13,130
Settlements	(5,373)	(7,035)	(11,828)	(16,008)
Change in estimate of warranty liability	4,895	2,747	9,250	5,327
Product warranty liability, end of period	$42,505	$25,032	$42,505	$25,032
Current portion of warranty liability			$12,437	$10,297
Noncurrent portion of warranty liability			$30,068	$14,735

Note 15. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as an expense over the grant recipients’ requisite service periods, in accordance with ASC 718, Compensation - Stock Compensation. The share-based compensation expense that we recognized in our consolidated statements of operations for the three and nine months ended September 30, 2011 and September 25, 2010 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 25, 2010	September 30, 2011	September 25, 2010
Share-based compensation expense included in:
Cost of sales	$9,653	$8,588	$26,098	$19,312
Research and development	3,884	2,561	11,184	7,599
Selling, general and administrative	14,342	14,731	45,736	42,661
Production start-up	808	352	2,507	1,176
Total share-based compensation expense	$28,687	$26,232	$85,525	$70,748

The increase in share-based compensation expense was primarily the result of new awards.

The following table presents our share-based compensation expense by type of award for the three and nine months ended September 30, 2011 and September 25, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 25, 2010	September 30, 2011	September 25, 2010
Stock options	$59	$482	$819	$2,037
Restricted stock units	28,444	23,769	85,357	68,641
Unrestricted stock	225	176	677	483
Net amount (absorbed into) released from inventory	(41)	1,805	(1,328)	(413)
Total share-based compensation expense	$28,687	$26,232	$85,525	$70,748

Share-based compensation cost capitalized in our inventory was $2.2 million and $0.9 million at September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, we had $0.2 million of unrecognized share-based compensation cost related to unvested stock option awards, which we expect to recognize as an expense over a weighted-average period of approximately 0.3 years, and $179.3 million of unrecognized share-based compensation cost related to unvested restricted stock units, which we expect to recognize as an expense over a weighted-average period of approximately 1.7 years.

Note 16. Income Taxes

Our effective tax rates were 11.8% and 12.7% for the three and nine months ended September 30, 2011, respectively, and were 16.9% and 13.7% for the three and nine months ended September 25, 2010, respectively. Included in the third quarter 2010 results is a one-time non-cash income tax charge of $14.7 million related to the Company's decision to repatriate approximately $300.0 million of earnings from certain of its foreign subsidiaries. Our estimated annual effective tax rate was lower during the nine months ended September 30, 2011 compared with the nine months ended September 25, 2010 mainly due to the third quarter 2010 one-time charge discussed above, partially offset by a greater percentage of profits earned in jurisdictions with higher tax rates. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate primarily due to the benefit associated with foreign income taxed at lower rates and the beneficial impact of the Malaysian tax holiday.

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

The calculation of basic and diluted net income per share for the three and nine months ended September 30, 2011 and September 25, 2010 was as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 25, 2010	September 30, 2011	September 25, 2010
Basic net income per share
Numerator:
Net income	$196,514	$176,869	$373,620	$508,257
Denominator:
Weighted-average common stock outstanding	86,338	85,072	85,946	84,810
Diluted net income per share
Denominator:
Weighted-average common stock outstanding	86,338	85,072	85,946	84,810
Effect of stock options, restricted stock units outstanding, and contingent issuable shares	813	1,538	1,168	1,558
Weighted-average shares used in computing diluted net income per share	87,151	86,610	87,114	86,368

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 25, 2010	September 30, 2011	September 25, 2010
Per share information — basic:
Net income per share	$2.28	$2.08	$4.35	$5.99

Per share information — diluted:
Net income per share	$2.25	$2.04	$4.29	$5.88

The following number of outstanding employee stock options and restricted stock units were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2011 and September 25, 2010 as they would have had an antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 25, 2010	September 30, 2011	September 25, 2010
Restricted stock units and options to purchase common stock	315	70	448	128

Note 18. Comprehensive Income

Comprehensive income, which includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, the impact of which, has been excluded from net income and reflected as components of stockholders’ equity, was as follows for the three and nine months ended September 30, 2011 and September 25, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 25, 2010	September 30, 2011	September 25, 2010
Net income	$196,514	$176,869	$373,620	$508,257
Foreign currency translation adjustments	(25,419)	41,451	5,170	(26,667)
Change in unrealized gain on marketable securities, net of tax	30,371	5,792	18,897	12,569
Change in unrealized gain (loss) on derivative instruments, net of tax	55,370	(60,673)	23,851	(6,540)
Comprehensive income	$256,836	$163,439	$421,538	$487,619

Components of accumulated other comprehensive income (loss) at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010
Foreign currency translation adjustments	$(25,177)	$(30,347)
Unrealized gain on marketable securities, net of tax	24,668	5,771
Unrealized gain (loss) on derivative instruments, net of tax	21,184	(2,667)
Accumulated other comprehensive income (loss)	$20,675	$(27,243)

Note 19. Statement of Cash Flows

The following table presents a reconciliation of net income to net cash (used in) provided by operating activities for the nine months ended September 30, 2011 and September 25, 2010 (in thousands):

	Nine Months Ended
	September 30, 2011	September 25, 2010
Net income	$373,620	$508,257
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	166,527	112,923
Impairment of assets and liabilities	2,575	2,374
Impairment of project assets	6,881	3,371
Share-based compensation	85,525	70,748
Remeasurement of monetary assets and liabilities	14,749	239
Deferred income taxes	(85,821)	(74,066)
Excess tax benefits from share-based compensation arrangements	(79,741)	(102,381)
Provision for doubtful accounts receivable	10,535	(990)
Gain on sales of marketable securities, investments, and restricted investments, net	(3,347)	(282)
Other operating activities	(687)	(1,098)
Changes in operating assets and liabilities:
Accounts receivable, trade	(196,019)	(97,236)
Accounts receivable, unbilled	(324,159)	(148,394)
Prepaid expenses and other current assets	(266,165)	(30,975)
Other assets	(101,745)	(5,099)
Inventories and balance of systems parts	(280,762)	(46,137)
Project assets	154,951	(23,207)
Accounts payable	80,824	14,053
Income taxes payable	103,957	115,179
Accrued expenses and other liabilities	242,339	21,096
Accrued solar module collection and recycling liability	51,766	37,302
Total adjustments	(417,817)	(152,580)
Net cash (used in) provided by operating activities	$(44,197)	$355,677

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

Our Chief Operating Decision Maker (CODM), consisting of certain members of senior executive staff, views the sale of solar modules from the components segment as the core driver of our profitability, return on net assets, and cash throughput; and as a result, we view our systems segment as an enabler to drive module throughput. Therefore, we operate our systems segment with the objective to achieve break-even results before income taxes. In our operating segment financial disclosures, we include the sale of our solar modules manufactured by our components segment and installed in projects sold by our systems segment in “Net sales” of our components business.

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

Our systems business has certain of its own dedicated administrative key functions, such as accounting, legal, finance, project finance, human resources, procurement, and marketing. Costs for these functions are recorded and included within selling, general and administrative costs for our systems segment. Our corporate key functions consist primarily of company-wide corporate tax, corporate treasury, corporate accounting/finance, corporate legal, investor relations, corporate communications, and executive management functions. Based primarily on the significant growth of the systems business during the third quarter we concluded the corporate functions benefit both the components and systems segments. We allocate corporate costs to the components or systems segment as part of selling, general and administrative costs, based upon the estimated benefits to each segment from the corporate functions. During the three months ended September 30, 2011 we allocated $24.1 million to the components segment and $21.1 million to the systems segment for corporate functions.

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

Compensation by the components segment to the systems segment during the three and nine months ended September 30, 2011 and September 25, 2010 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 25, 2010	September 30, 2011	September 25, 2010
Compensation by the Components Segment to the Systems Segment	$—	$—	$45.9	$8.9

Repayment of prior period compensation by the systems segment to the components segment during the three and nine months ended September 30, 2011 and September 25, 2010 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 25, 2010	September 30, 2011	September 25, 2010
Repayment of Prior Period Compensation by the Systems Segment to the Components Segment	$74.2	$15.0	$74.2	$26.4

Additional revenue allocated from the systems segment to the components segment during the three and nine months ended September 30, 2011 and September 25, 2010 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 25, 2010	September 30, 2011	September 25, 2010
Additional Revenue Allocated from the Systems Segment to the Components Segment	$72.4	$14.2	$72.4	$14.2

Financial information about our segments during the three and nine months ended September 30, 2011 and September 25, 2010 was as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2011			September 25, 2010
	Components	Systems	Total	Components	Systems	Total
Net sales	$612,699	$393,089	$1,005,788	$575,497	$222,402	$797,899
Gross profit	$253,680	$125,484	$379,164	$282,809	$39,083	$321,892
Income before income taxes	$222,765	$—	$222,765	$212,915	$—	$212,915
Goodwill	$393,365	$65,443	$458,808	$393,365	$39,923	$433,288
Total assets	$4,505,990	$1,217,322	$5,723,312	$3,545,515	$656,256	$4,201,771

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 25, 2010
	Components	Systems	Total	Components	Systems	Total
Net sales	$1,604,165	$501,690	$2,105,855	$1,605,705	$348,009	$1,953,714
Gross profit	$701,813	$131,814	$833,627	$822,116	$66,006	$888,122
Income before income taxes	$427,729	$—	$427,729	$588,712	$—	$588,712
Goodwill	$393,365	$65,443	$458,808	$393,365	$39,923	$433,288
Total assets	$4,505,990	$1,217,322	$5,723,312	$3,545,515	$656,256	$4,201,771

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems revenue recognized for the three and nine months ended September 30, 2011 and September 25, 2010. For the purposes of the following table, (i) "Solar module revenue" is composed of total revenues from the sale of solar modules to third parties, and (ii) "Solar power system revenue" is composed of total revenues from the sale of complete solar power systems and related services including the solar modules installed in the solar power system.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	September 30, 2011	September 25, 2010
Solar module revenue	$351,728	$439,953	$1,284,820	$1,444,892
Solar power system revenue	654,060	357,946	821,035	508,822
Total net sales	$1,005,788	$797,899	$2,105,855	$1,953,714

Note 21. Subsequent Events

On October 13, 2011, First Solar Malaysia Sdn. Bhd., our indirect wholly owned subsidiary, borrowed €56.0 million ($77.3 million at the transaction date rate of $1.38/€1.00) under our Malaysian Euro Facility Agreement. The proceeds will be used to finance, in part, the supply and construction of equipment installed in our fifth and sixth manufacturing plants in Kulim, Malaysia and the payment of fees to be paid to Euler Hermes in connection with the Euler Hermes Guarantee.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (Exchange Act) and the Securities Act of 1933, which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate (including the expansion of our project development business); future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; research and development programs and our ability to improve the conversion efficiency of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue” the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in Item 1A: “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and other factors. You should carefully consider the risks and uncertainties described under this section.

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

In furtherance of our goal of delivering the lowest cost of solar electricity and achieving price parity with conventional fossil-fuel-based peak electricity generation, we are continually focused on reducing PV solar system costs in four primary areas: module manufacturing, balance of systems (BoS) costs (consisting of the costs of the components of a solar power system other than the solar modules, such as inverters, mounting hardware, grid interconnection equipment, wiring and other devices, and installation labor costs), project development costs, and the cost of capital. First, with respect to our module manufacturing costs, our advanced technology has allowed us to reduce our average module manufacturing costs to the lowest in the world, based on publicly available information. In the three months ended September 30, 2011, our total average manufacturing costs were $0.74 per watt, which we believe is significantly less than those of traditional crystalline silicon solar module manufacturers. By continuing to improve conversion efficiency and production line throughput, lower material costs, and drive volume scale to further decrease overhead costs, we believe that we can further reduce our manufacturing costs per watt and maintain our cost advantage over traditional crystalline silicon solar module manufacturers. Second, by continuing to improve conversion efficiency, leverage volume procurement around standardized hardware platforms, and accelerate installation time, we believe we can continue to make reductions in BoS costs, which represent over half of all of the costs associated with a typical utility-scale PV solar power system. Third, with respect to project development costs, we seek optimal site locations in an effort to minimize transmission and permitting costs, and to accelerate lead time to electricity generation. Finally, we believe that continuing to strengthen our financial position, and continuing to demonstrate the financial viability of our projects, together with our increasing solar power system operating experience, will enable us to continue to lower the cost of capital associated with our solar power systems, thereby further enhancing the economic viability of our projects and lowering the cost of electricity generated by solar power systems that incorporate our modules and technology.

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

We operate our business in two segments. Our components segment designs, manufactures, and sells solar modules primarily to solar project developers and system integrators. Through our systems segment, we have the capability to provide a complete

PV solar power system, using our solar modules, for utility-scale or large commercial systems. Providing a complete PV solar power system includes project development, engineering, procurement, and construction (EPC), operating and maintenance (O&M) services, when applicable, and project finance, when required. We view the sale of solar modules from the components segment as the core driver of our profitability, return on net assets, and cash throughput. We view our systems segment as an enabler to drive module throughput for our components business with the objective of achieving break-even results before income taxes for our systems segment. See Note 20. "Segment Reporting," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Manufacturing Capacity

As of September 30, 2011, we operated 36 production lines with an annual global manufacturing capacity of approximately 2.3 GW (based on the average per line run rate for the third quarter of 2011 at our existing plants) at our manufacturing plants in Perrysburg, Ohio, Frankfurt/Oder, Germany, and Kulim, Malaysia. With the completion of our plant in Mesa, Arizona, we expect to increase our manufacturing capacity to 40 production lines by the end of 2012, with an annual global manufacturing capacity of approximately 2.5 GW (based on the average per line run rate for the third quarter of 2011 at our existing plants). In light of expectations of increased module conversion efficiency and increased manufacturing throughput in future periods, we have postponed the commissioning of our previously announced 4-line plant in Vietnam until global supply and demand dynamics support the additional manufacturing capacity. The balancing of our production capabilities with market demand is a core component of our manufacturing capacity expansion strategy.

Market Overview

In addressing overall growing global demand for PV solar electricity, we target markets with varying approaches depending on the underlying economics, market requirements, and distribution channels. In subsidized feed-in-tariff (FiT) markets, such as Germany, we have historically sold most of our solar modules to solar project developers, system integrators, and independent power producers. In other markets, such as the United States, the demand for solar has been primarily driven by state level renewable portfolio standards requiring regulated utilities to supply a portion of their total retail sales of electricity from renewable energy sources such as solar PV generating facilities. To meet the needs of these markets and enable BoS cost reductions, we have developed a differentiated, fully integrated systems business that can provide a low-cost turn-key utility-scale PV system solution for system owners and low cost electricity to utility end-users. Our fully integrated systems business has enabled us to increase module throughput, drive cost reduction across the value chain, identify and break constraints to sustainable markets, and to deliver the most compelling solutions to our customers and end-users. With our fully integrated systems business, we believe we are in a position to expand our business in transition markets and eventually economically sustainable markets (in which subsidies or incentives are minimal), which are expected to develop in areas with abundant solar resources and sizable electricity demand. We are committed to continually lowering the cost of solar electricity, and in the long term, we plan to compete on an economic basis with conventional fossil-fuel-based peaking power generation.

The major European governments continue to seek to balance subsidy costs with their commitment to the EU directive's goal of a 20% share of energy from renewable sources in the EU by 2020. Governments in Germany, France, and Italy continue to evaluate changes to their FiT structures, market caps, and/or tender processes. The resulting market uncertainties, together with increased European financing environment constraints, have contributed to demand pauses and increased customer difficulties in the first nine months of 2011, which, in conjunction with increased industry-wide manufacturing capacity, have contributed to excess industry channel inventories. In the first nine months of 2011, industry average module pricing declined significantly as competitors reduced prices to sell-through inventories in Europe and elsewhere in light of these factors. Lower industry module pricing, while currently challenging for solar manufacturers, in particular those with high cost structures, is expected to continue to contribute to global market diversification and volume elasticity. Over time, declining average selling prices are consistent with the erosion of one of the primary historical constraints to widespread solar market penetration, namely its overall affordability. In the near term, however, in light of continually evolving FiT structures in our core European markets and increased industry-wide manufacturing capacity, it is uncertain whether growing demand from other countries and markets could absorb industry-wide module supply without further inventory build-up and/or price reductions, and our results of operations could be adversely affected. If competitors reduce module pricing to levels below their manufacturing costs, or are able to operate at minimal or negative operating margins for sustained periods of time, our results of operations could be further adversely affected. We continue to mitigate this uncertainty in part by executing on and building our North American utility-scale systems pipeline as a buffer against demand fluctuations in Europe and elsewhere; by accelerating our thin-film module efficiency improvements and cost reduction roadmaps to increase our competitive advantage, improve profitability and capital efficiency; and by continuing the development of other geographic markets, including those in India, Australia, the Middle East, South America, and China.

The development of market demand outside of the European Union continued during the third quarter of 2011, in part aided by demand elasticity resulting from declining industry average selling prices, which make solar power more affordable to new markets. In India, we entered into a 100 MW direct current (DC) module supply agreement (the largest PV module supply agreement in India to date) with one of India's leading power generation companies. In Australia, we were contracted to provide our modules, EPC, and O&M services for Australia's first utility-scale solar power project, a 10 MW alternating current (AC) solar farm that will help power the Southern Seawater Desalination Plant in Western Australia.

In North America, we have continued to execute on our utility-scale systems pipeline. We have made substantial construction progress on the 290 MW AC Agua Caliente project in Arizona during the third quarter of 2011, the financial impact of which is reflected below under “Results of Operations.” On September 30, 2011, we announced the sales and construction plans for what will be two of the world's largest solar PV facilities, both in California. The two projects sold in the third quarter are the 550 MW AC Desert Sunlight Solar Farm, located west of Blythe, California, and the 230 MW AC Antelope Valley Solar Ranch One project, located just north of Los Angeles, California.

In the PV module segment, we continue to face intense competition from manufacturers of crystalline silicon solar modules and other types of solar modules and PV systems. Solar module manufacturers compete with one another in several product performance attributes, including reliability and module cost per watt, and, with respect to solar power systems, return on equity (ROE) and levelized cost of electricity (LCOE), meaning the net present value of total life cycle costs of the solar power project divided by the quantity of energy which is expected to be produced over the system's life. The ability to expand manufacturing capacity quickly is another source of differentiation among solar module manufacturers, and certain of our competitors may have a faster response time to capacity expansion than we do and/or an ability to expand capacity in finer increments than we can. We are the lowest cost PV module manufacturer in the solar industry, based on publicly available information, and our average manufacturing cost per watt declined from $0.77 during the three months ended September 25, 2010 to $0.74 during the three months ended September 30, 2011. This cost advantage is reflected in the price at which we sell our modules or fully integrated systems and enables our systems to compete favorably in respect of their ROE or LCOE. Our cost competitiveness is based in large part on our proprietary technology (which enables conversion efficiency improvements and enables us to produce a module in less than 2.5 hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), our scale, and our operational excellence. In addition, our modules use approximately 1-2% of the amount of semiconductor material that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules. The timing and rate of change in the cost of silicon feedstock could lead to changes in solar module pricing levels. Although we are not a crystalline silicon module manufacturer, we estimate, based on industry research and public disclosures of our competitors, that a $10 per Kg increase or decrease in the price of polysilicon could increase or decrease, respectively, our competitors' manufacturing cost per watt by approximately $0.05 to $0.08 over time. Given the lower conversion efficiency of our modules compared to crystalline silicon modules, there may be higher BoS costs associated with systems using our modules. Thus, to compete effectively on the basis of LCOE, our modules may need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules. During the three months ended September 30, 2011, we reduced our manufacturing cost per watt by 4% from our cost per watt in the three months ended September 25, 2010 and continued to reduce BoS costs associated with systems using our modules.

While our modules currently enjoy competitive advantages in these product performance attributes, there can be no guarantee that these advantages will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in margin compression, a decline in the average selling prices of our solar modules, erosion in our market share for modules, a decrease in the rate of revenue growth, and/or a decline in overall revenues. We have taken, and continue to take, various actions to mitigate the potential impact resulting from competitive pressures, including adjusting our pricing policies as necessary in core market segments to drive module volumes, accelerating progress along our module and BoS cost reduction roadmaps, and focusing our research and development on increasing the conversion efficiency of our solar modules.

As we expand our systems business into transition and sustainable markets, we can offer value beyond the PV module, reduce our exposure to module-only competition, provide differentiated offerings to minimize the impact of solar module commoditization, and provide comprehensive utility-scale PV systems solutions that significantly reduce solar electricity costs. Thus, our systems business allows us to play a more active role than many of our competitors in managing the demand for our solar modules. Finally, we seek to form and develop strong partner relationships with our customers and continue to develop our range of offerings, including EPC capabilities and O&M services, in order to enhance the competitiveness of systems using our solar modules.

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

Net sales

Components Business

Currently, the majority of our net sales are generated from the sale of solar modules. We generally price and sell our solar modules per watt of power. During the nine months ended September 30, 2011, we sold the majority of our solar modules to solar power system project developers, system integrators, and operators headquartered in Germany, France, India, Italy, and the United States, which either resell our solar modules to end-users or integrate them into power plants that they own, operate, or sell.

As of September 30, 2011, we had supply contracts for the sale of solar modules expiring at the end of 2012 with thirteen solar power system project developers and system integrators headquartered within the European Union (Supply Contracts). Our sales prices under the Supply Contracts are primarily denominated in Euro, exposing us to risks from currency exchange rate fluctuations. During the three and nine months ended September 30, 2011, 80% and 79%, respectively, of our components business net sales were denominated in Euro and were subject to fluctuations in the exchange rate between the Euro and U.S. dollar. In the past, we have amended pricing, volume, and other terms in our Supply Contracts on a prospective basis in order to remain competitive, and we may decide in the future to further amend these contracts in order to address the highly competitive environment for solar modules. Effective September 30, 2011, the rebate program where we provided certain of our customers a price rebate for solar modules purchased from us, ended. We have begun early stage discussions with our customers under current Supply Contracts regarding replacement contracts for periods covering 2013 and beyond. For additional information regarding the rebate program, see Note 8. "Consolidated Balance Sheet Details," to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q.

We also enter into module sales agreements with customers worldwide for specific projects or volumes of modules in watts.

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

We recognize revenue for arrangements entered into by the systems business generally using two revenue recognition models, following the guidance in ASC 605, Accounting for Long-term Construction Contracts or, for arrangements which include land or land rights, ASC 360, Accounting for Sales of Real Estate.

For construction contracts that do not include land or land rights and thus are accounted for under ASC 605, we use the percentage-of-completion method using actual costs incurred over total estimated costs to complete a project (including module costs) as our basic accounting policy, unless we cannot make reasonably dependable estimates of the costs to complete the contract, in which case we would use the completed contract method. We periodically revise our contract cost and profit estimates and we immediately recognize any losses that we identify on such contracts. Incurred costs include all direct materials, costs for solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. We recognize direct material costs and costs for solar modules as incurred costs when the direct materials and solar modules have been installed. When construction contracts or other agreements specify that title to direct materials and solar modules transfers to the customer before installation has been performed, we defer revenue and associated costs and recognize revenue once those materials are installed and have met all other revenue recognition requirements. We consider direct materials to be installed when they are permanently attached or fitted to the solar power systems as required by engineering designs.

For arrangements recognized under ASC 360, typically when we have gained control of land or land rights, we record the sale as revenue using one of the following revenue recognition methods, based upon the substance and the terms and conditions of such arrangements:

We apply the percentage-of-completion method to certain arrangements covered under ASC 360, when the sale has been consummated, when we have transferred the usual risks and rewards of ownership to the buyer, the initial or continuing investment criteria have been met, we have the ability to estimate our costs and progress toward completion, and other revenue recognition criteria have been met. Depending on the value of the initial and continuing payment commitment by the buyer, we may align our revenue recognition and release of project assets to cost of sales with the receipt of payment from the buyer for sales arrangements accounted for under ASC 360.

We record revenue for certain arrangements covered under ASC 360 after construction of a project is complete, we have transferred the usual risks and rewards of ownership to the buyer, and we have received payment from the buyer.

The following tables summarize, as of November 3, 2011, our approximately 2.7 GW AC North American utility systems advanced project pipeline:

Projects Sold/Under Contract
(includes uncompleted sold projects, projects under contracts for sale subject to conditions precedent, EPC contracts, and partner developed contracts)

Project/Location	Project Size in MW AC	Power Purchase Agreement (PPA)	Third Party Owner/Purchaser
Agua Caliente, Arizona	290	PG&E	NRG
Sunlight, California	300	PG&E	NextEra/GE
Sunlight, California	250	SCE	NextEra/GE
AV Solar Ranch One, California	230	PG&E	Exelon
Copper Mountain 2, Nevada	150	PG&E	Sempra (1)
Imperial Energy Center South	130	SDG&E	Tenaska (1)
Alpine, California	66	PG&E	NRG (1)
St. Clair, Ontario, Canada	40	OPA (3)	NextEra
PNM 5, New Mexico	5	UOG (2)	PNM
Walpole, Ontario, Canada	20	OPA (3)	GE/Plutonic
Belmont, Ontario, Canada	20	OPA (3)	GE/Plutonic
Mount St. Mary's, Maryland	16	UOG (2)	Constellation
Amherstburg 1, Ontario, Canada	10	OPA (3)	GE/Plutonic
Greenough River, Australia	10	WA Water	Verve/GE (1)
Total	1,537

Projects Permitted – Not Sold

Project/Location	Project Size in MW AC	Power Purchase Agreement (PPA)
Silver State North, Nevada	50	NV Energy
Total	50

Projects in Development with Executed PPA

Project/Location	Project Size in MW AC	Power Purchase Agreement (PPA)
Topaz, California	550	PG&E
Stateline, California	300	SCE
Silver State South, Nevada	250	SCE
Total	1,100

Key:

(1)	EPC contract or partner developed project

(2)	UOG = Utility Owned Generation

(3)	OPA = Ontario Power Authority RESOP program

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

Overall, we expect our cost of sales per watt to continue to decrease over the next several years due to an increase in sellable watts per solar module, an increase in unit output per production line, and more efficient absorption of fixed costs driven by economies of scale.

Systems Business

Within our systems business, project-related costs include standard EPC costs (consisting primarily of BoS costs for inverters, electrical and mounting hardware, project management and engineering costs, and installation labor costs), site specific costs, and development costs (including transmission upgrade costs, interconnection fees, and permitting costs). As further described in Note 20. "Segment Reporting," to our condensed consolidated financial statements included within this Quarterly Report on Form 10-Q, at the time when all revenue recognition criteria are met, we include the sale of our solar modules manufactured by our components business and used by our systems business (excluding inter-company profit) as net sales of our components business. Therefore, the related cost of sales are also included within our components business at that time.

Deferred project costs represent (i) costs that we capitalize for arrangements that we account for as real estate transactions after we have entered into a definitive sales arrangement, but before we have met all criteria to recognize the sale as revenue, (ii) recoverable pre-contract costs that we capitalize for arrangements accounted for as long-term construction contracts prior to entering into a definitive sales agreement, or (iii) costs that we capitalize for arrangements accounted for as long-term construction contracts after we have signed a definitive sales agreement, but before all revenue recognition criteria have been met. As of September 30, 2011, deferred project costs capitalized on our balance sheet were $187.3 million, of which, $106.9 million was classified as current and $80.4 million was classified as noncurrent. As of December 31, 2010, our deferred project costs were $14.4 million, all of which was classified as current.

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

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expenses, and other selling expenses. We expect these expenses to increase in the near term in order to support the planned growth of our business as we expand our sales and marketing efforts, improve our information processes and systems, and implement the financial reporting, compliance, and other infrastructure required for an expanding public company. Over time, we expect selling, general and administrative expense to decline as a percentage of net sales and on a cost per watt basis as our net sales and our total watts produced increase.

Our systems business has certain of its own dedicated administrative key functions, such as accounting, legal, finance, project finance, human resources, procurement, and marketing. Costs for such functions are recorded and included within selling, general and administrative costs for our systems segment. Our corporate key functions consist primarily of company-wide corporate tax, corporate treasury, corporate accounting/finance, corporate legal, investor relations, corporate communications, and executive management functions. Based primarily on the significant growth of the systems business during the third quarter we concluded the corporate functions benefit both the components and systems segments. We allocate corporate costs to the components or systems segment as part of selling, general and administrative costs, based upon the estimated benefits to each segment from the corporate functions.

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

Foreign currency (loss) gain

Foreign currency (loss) gain consists of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our functional currencies.

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

Use of estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales, and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts receivable, inventory valuation, estimates of future cash flows from and the economic useful lives of long-lived assets, asset impairments, certain accrued liabilities, income taxes and tax valuation allowances, accrued warranty and related expense, accrued collection and recycling expense, share-based compensation costs, and fair value estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 25, 2010	September 30, 2011	September 25, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.3%	59.7%	60.4%	54.5%
Gross profit	37.7%	40.3%	39.6%	45.5%
Research and development	3.8%	2.7%	4.9%	3.4%
Selling, general and administrative	11.2%	10.6%	13.6%	11.8%
Production start-up	0.5%	0.5%	1.3%	0.4%
Operating income	22.1%	26.5%	19.8%	29.9%
Foreign currency (loss) gain	(0.2)%	(0.1)%	—%	(0.2)%
Interest income	0.3%	0.3%	0.5%	0.6%
Interest expense, net	—%	—%	—%	—%
Other (expense) income, net	(0.1)%	—%	—%	(0.1)%
Income tax expense	2.6%	4.5%	2.6%	4.1%
Net income	19.5%	22.2%	17.7%	26.1%

Three Months Ended September 30, 2011 and September 25, 2010

Net sales

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Three Month Period Change
Net sales	$1,005,788	$797,899	$207,889	26%

The 26% increase in net sales during the three months ended September 30, 2011 compared with the three months ended September 25, 2010 was primarily due to a 77% increase in revenue recognized by our systems business and a 10% increase in the MW volume of solar modules sold. The increase in the MW volume of solar modules sold was attributable to the full ramp of our new production lines in Malaysia and Germany and a 6% increase in our annual line run rate due to improvements in our module average conversion efficiency and line throughput at our manufacturing facilities. These increases were partially offset by a 6% decrease in our module average selling price (ASP).

The 6% decline in our module ASP was attributable to a 16% decrease due to a decline in our non-systems module ASP of 25% due to competitive pressures and geographic mix, partially offset by an 8% increase due to an increase of 24% in our systems module ASP driven primarily by the mix of systems projects recognized in revenue and a 2% increase driven by the blended foreign exchange rate between the Euro and the U.S. dollar.

Revenue recognized for our systems business increased by $170.7 million during the three months ended September 30, 2011 compared with the three months ended September 25, 2010, primarily due to increased revenue recognition related to the construction of various utility-scale solar power systems.

Cost of sales

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Three Month Period Change
Cost of sales	$626,624	$476,007	$150,617	32%
% of net sales	62.3%	59.7%

The increase in cost of sales was primarily due to increases of $84.3 million in BoS and construction costs resulting from higher net sales from our systems business, $30.1 million in personnel and other manufacturing costs related to increased volume sold, $22.1 million of expense resulting from higher manufacturing excursion expenses, and $16.2 million of expense as defined below for module replacement and related efforts primarily for modules that had been subjected to certain installation and maintenance procedures. These increases were partially offset by continuous cost reductions in our manufacturing operations.

We accrued $16.2 million of expense during the third quarter of 2011 for commitments made to certain customers to perform work including module replacement and related efforts primarily for modules that had been subjected to certain installation and maintenance procedures by our customers outside of our recommended procedures at the time of sale, resulting in underperformance of such modules.

During the period from June 2008 to June 2009, a manufacturing excursion occurred affecting less than 4% of the total product manufactured within the period. The excursion could result in possible premature power loss in the affected modules. The root cause was identified and subsequently mitigated in June 2009. On-going testing confirms that the corrective actions taken have been effective. We have been working directly with impacted customers to replace the affected modules and these efforts are in most cases complete or well underway for the remaining cases. These efforts go beyond our limited warranty obligation. We accrued $63.6 million in total-to-date manufacturing excursion expense to cover the replacement of the anticipated affected module population in the field. Such amounts include $22.1 million in expenses accrued during the three months ended September 30, 2011, reflecting our most recent best estimates of the total replacement costs, based on our field data and execution-to-date of this excursion related module replacement program.

Our average manufacturing cost per watt declined by $0.03, or 4%, from $0.77 in the three months ended September 25, 2010 to $0.74 in the three months ended September 30, 2011, which included $0.01 of non-cash share-based compensation.

Gross profit

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Three Month Period Change
Gross profit	$379,164	$321,892	$57,272	18%
% of net sales	37.7%	40.3%

Gross profit as a percentage of net sales decreased by 2.6 percentage points in the three months ended September 30, 2011 compared with the three months ended September 25, 2010. This was attributable to decreases of 4.6 percentage points due to a decline in our module ASP, 2.5 percentage points related to expense for module replacement and related efforts primarily for modules that had been subjected to certain installation and maintenance procedures discussed above in “Cost of Sales,” and 3.4 percentage points from higher manufacturing excursion expenses discussed above in “Cost of Sales.” These decreases were partially offset by increases of 6.1 percentage points due to the segment mix between our components and systems businesses, 1.3 percentage points due to an increase in the blended foreign exchange rate between the Euro and the U.S. dollar, and 0.5 percentage points attributable to continued manufacturing scale and reductions in our manufacturing cost per watt. We expect that gross profit will be impacted in future periods by the volatility of the exchange rate between the U.S. dollar and the Euro and the product mix between our components and systems businesses.

Research and development

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Three Month Period Change
Research and development	$38,164	$21,472	$16,692	78%
% of net sales	3.8%	2.7%

The increase in research and development expense was primarily due to increases of $5.8 million in personnel-related expenses (including a $1.3 million increase in share-based compensation expense) resulting from hiring for increased investment in various research and development projects, $9.2 million in depreciation, testing, and qualification material costs, and $1.7 million in other expenses. During the three months ended September 30, 2011, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the conversion efficiency of our modules by approximately 4% compared with the three months ended September 25, 2010 from 11.3% to 11.8%.

Selling, general and administrative

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Three Month Period Change
Selling, general and administrative	$112,743	$84,961	$27,782	33%
% of net sales	11.2%	10.6%

The increase in selling, general and administrative expense was primarily due to a $10.5 million allowance for doubtful account recorded due to recent developments concerning the collectability of past due accounts receivable for a certain customer, a $8.6 million increase for estimated nonrecurring post-sale expenses related to the manufacturing excursion discussed above in “Cost of Sales,” a $5.1 million increase in salaries and personnel-related expenses related to the overall growth of our business, a $3.2 million increase in other operating expenses, a $1.7 million increase in expenses primarily related to the development of new markets, and a $0.5 million increase in infrastructure spending. These increases were partially offset by a $1.0 million decrease in expenses related to our systems business and a $0.8 million decrease in service provider expenses.

Production start-up

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Three Month Period Change
Production start-up	$5,514	$3,821	$1,693	44%
% of net sales	0.5%	0.5%

During the three months ended September 30, 2011, we incurred $5.5 million of production start-up expenses primarily for our manufacturing expansions in Arizona and Vietnam, including legal, regulatory, and personnel costs, compared with $3.8 million of production start-up expenses for our manufacturing expansions in Malaysia and France during the three months ended September 25, 2010. Production start-up expenses are comprised of the cost of labor and material and depreciation expense to run and qualify the production lines, related facility expenses, management of our replication process, and legal and regulatory costs.

Foreign currency (loss) gain

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Three Month Period Change
Foreign currency (loss) gain	$(1,857)	$(1,001)	$(856)	86%

Foreign currency loss increased during the three months ended September 30, 2011 compared with the three months ended September 25, 2010, primarily due to a weaker Euro compared with the U.S. dollar during the three months ended September 30, 2011.

Interest income

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Three Month Period Change
Interest income	$3,225	$2,658	$567	21%

Interest income increased during the three months ended September 30, 2011 compared with the three months ended September 25, 2010, primarily as a result of an increase in interest received on long-term investments during the three months ended September 30, 2011.

Interest expense, net

Three Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Three Month Period Change
Interest expense, net	$—	$—	$—	—%

Interest expense, net of amounts capitalized, remained consistent during the three months ended September 30, 2011 compared with the three months ended September 25, 2010, as a result of all interest expense being capitalized during both periods.

Other (expense) income, net

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Three Month Period Change
Other (expense) income, net	$(1,346)	$(380)	$(966)	254%

Other expense, net, increased during the three months ended September 30, 2011 compared with the three months ended September 25, 2010, primarily as a result of changes in fair value of certain foreign exchange forward contracts.

Income tax expense

	Three Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Three Month Period Change
Income tax expense	$26,251	$36,046	$(9,795)	(27)%
Effective tax rate	11.8%	16.9%

Income tax expense decreased by $9.8 million during the three months ended September 30, 2011 compared with the three months ended September 25, 2010. Substantially all of this decrease resulted from the $14.7 million non-cash income tax charge in the third quarter of 2010 related to the Company's decision to repatriate earnings from certain foreign subsidiaries, partially offset by a $9.9 million increase in pre-tax income and a greater percentage of profits being earned in higher tax jurisdictions. See Note 16. "Income Taxes," to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.
Nine Months Ended September 30, 2011 and September 25, 2010

Net sales

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Nine Month Period Change
Net sales	$2,105,855	$1,953,714	$152,141	8%

The 8% increase in net sales during the nine months ended September 30, 2011 compared with the nine months ended September 25, 2010 was primarily due to a 44% increase in revenue recognized by our systems business and a 16% increase in the MW volume of solar modules sold. The increase in the MW volume of solar modules sold was attributable to the full ramp of our new production lines in Malaysia and Germany and a 6% increase in our annual line run rate due to improvements in our module average conversion efficiency and line throughput at our existing manufacturing facilities. These increases were partially offset by a 14% decrease in our module ASP.

The 14% decrease in our module ASP was attributable to a 16% decrease due to a 19% decline in our non-systems module ASP due to competitive pressures and geographic mix, partially offset by a 2% increase due to an increase in our systems module ASP of 10% driven primarily by the mix of systems projects recognized in revenue.

Revenue recognized by our systems business increased from $348.0 million during the nine months ended September 25, 2010 to $501.7 million during the nine months ended September 30, 2011. The increase was primarily due to increased revenue recognition related to the construction of various utility-scale solar power systems.

Cost of sales

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Nine Month Period Change
Cost of sales	$1,272,228	$1,065,592	$206,636	19%
% of net sales	60.4%	54.5%

The increase in cost of sales was primarily due to increases of $122.3 million in personnel and other manufacturing costs related to increased volume sold, $87.9 million in systems business related BoS and construction costs due to increases in net sales for the systems business, $16.2 million in expense as defined below for module replacement and related efforts primarily for modules that had been subjected to certain installation and maintenance procedures, and $3.3 million of expense resulting from higher manufacturing excursion expenses. These increases were partially offset by continuous cost reductions in our manufacturing operations.

Our average manufacturing cost per watt declined by $0.03, or 4%, from $0.78 in the nine months ended September 25, 2010 to $0.75 in the nine months ended September 30, 2011, which included $0.01 of non-cash share-based compensation.

We accrued $16.2 million of expense during the third quarter of 2011 for commitments made to certain customers to perform work including module replacement and related efforts primarily for modules that had been subjected to certain installation and maintenance procedures by our customers outside of our recommended procedures at the time of sale, resulting in underperformance of such modules.

Cost of sales for the nine months ended September 25, 2010 included $22.4 million related to an increase in estimated expenses for certain module replacement efforts beyond normal warranty. During the period from June 2008 to June 2009, a manufacturing excursion occurred affecting less than 4% of the total product manufactured within the period. The excursion could result in possible premature power loss in the affected modules. The root cause was identified and subsequently mitigated in June 2009. On-going testing confirms that the corrective actions taken have been effective. We have been working directly with impacted customers to replace the affected modules and these efforts are in most cases complete or well underway for the remaining cases. These efforts go beyond our limited warranty obligation. We accrued $63.6 million in total-to-date manufacturing excursion expense to cover the replacement of the anticipated affected module population in the field. Such amounts include $25.6 million in expenses accrued during the nine months ended September 30, 2011, reflecting our most recent best estimates of the total replacement costs, based on our field data and execution-to-date of this excursion related module replacement program.

Gross profit

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Nine Month Period Change
Gross profit	$833,627	$888,122	$(54,495)	(6)%
% of net sales	39.6%	45.5%

Gross profit as a percentage of net sales decreased by 5.9 percentage points in the nine months ended September 30, 2011 compared with the nine months ended September 25, 2010. This was attributable to decreases of 7.6 percentage points due to a decline in our module ASP, 0.4 percentage points due to a decrease in the blended foreign exchange rate between the Euro and the U.S. dollar, 1.0 percentage points related to expense for module replacement and related efforts primarily for modules that had been subjected to certain installation and maintenance procedures discussed above in “Cost of Sales,” and 0.2 percentage points from higher manufacturing excursion expenses discussed above in “Cost of Sales.” The decreases were partially offset by increases of 1.4 percentage points attributable to continued manufacturing scale and reductions in our manufacturing cost per watt, and 1.9 percentage points due to the segment mix between our components and systems businesses. We expect that gross profit will be impacted in future periods by the volatility of the exchange rate between the U.S. dollar and the Euro and product mix between our components and systems businesses.

Research and development

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Nine Month Period Change
Research and development	$102,617	$67,196	$35,421	53%
% of net sales	4.9%	3.4%

The increase in research and development expense was primarily due to a $15.4 million increase in personnel-related expenses (including a $3.6 million increase in share-based compensation expense) resulting from hiring for increased investment in various research and development projects. In addition, testing and qualification material costs increased by $18.5 million, and other expenses increased by $8.0 million. These increases were partially offset by a decrease in facilities and utilities expense of $6.5 million. During the nine months ended September 30, 2011, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the conversion efficiency of our modules by approximately 4% compared with the nine months ended September 25, 2010 from 11.2% to 11.7%.

Selling, general and administrative

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Nine Month Period Change
Selling, general and administrative	$286,615	$230,422	$56,193	24%
% of net sales	13.6%	11.8%

The increase in selling, general and administrative expense was primarily due to a $16.4 million increase in salaries and personnel-related expenses (including a $3.1 million increase in share-based compensation expense), $11.3 million increase in infrastructure spending primarily related to the implementation of a new ERP system, a $10.5 million allowance for doubtful account recorded due to recent developments concerning the collectability of past due accounts receivable for a certain customer, a $9.4 million increase in expenses primarily relating to the development of new markets and infrastructure spending, and a $8.6 million expense for estimated nonrecurring post-sale expenses related to the manufacturing excursion discussed above in “Cost of Sales.”

Production start-up

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Nine Month Period Change
Production start-up	$27,739	$7,252	$20,487	283%
% of net sales	1.3%	0.4%

During the nine months ended September 30, 2011, we incurred $27.7 million of production start-up expenses primarily due to our manufacturing expansions in Malaysia, Germany, France, Vietnam, and Arizona, including legal, regulatory and personnel costs, compared with $7.3 million of production start-up expenses for our manufacturing expansions in Malaysia, Ohio, and France during the nine months ended September 25, 2010. Production start-up expenses are comprised of the cost of labor and material and depreciation expense to run and qualify the production lines, related facility expenses, management of our replication process, and legal and regulatory costs.

Foreign currency (loss) gain

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Nine Month Period Change
Foreign currency (loss) gain	$752	$(4,322)	$5,074	(117)%

Foreign currency gain increased during the nine months ended September 30, 2011 compared with the nine months ended September 25, 2010, primarily due to the appreciation of the Euro compared with the U.S. dollar during the nine months ended September 30, 2011.

Interest income

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Nine Month Period Change
Interest income	$9,665	$11,341	$(1,676)	(15)%

Interest income decreased during the nine months ended September 30, 2011 compared with the nine months ended September 25, 2010, primarily as a result of interest received from notes receivable and penalties for late customer payments during the nine months ended September 25, 2010.

Interest expense, net

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Nine Month Period Change
Interest expense, net	$—	$(6)	$6	(100)%

Interest expense, net of amounts capitalized, remained consistent during the nine months ended September 30, 2011 compared with the nine months ended September 25, 2010, as a result of substantially all interest expense being capitalized during both periods.

Other (expense) income, net

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Nine Month Period Change
Other (expense) income, net	$656	$(1,553)	$2,209	(142)%

Other income, net, increased during the nine months ended September 30, 2011 compared with the nine months ended September 25, 2010, primarily as a result of realized gains on the sale of investments during the nine months ended September 30, 2011.

Income tax expense

	Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	Nine Month Period Change
Income tax expense	$54,109	$80,455	$(26,346)	(33)%
Effective tax rate	12.7%	13.7%

Income tax expense decreased by $26.3 million during the nine months ended September 30, 2011 compared with the nine months ended September 25, 2010. Substantially all of this decrease resulted from a $161.0 million decrease in pre-tax income and the $14.7 million non-cash income tax charge in the third quarter of 2010 related to the Company's decision to repatriate earnings from certain foreign subsidiaries, partially offset by a greater percentage of profits earned in higher tax jurisdictions. See Note 16. "Income Taxes," to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

Business Segment Review

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	% Change	September 30, 2011	September 25, 2010	% Change
Net sales
Components	$612,699	$575,497	6%	$1,604,165	$1,605,705	—%
Systems	393,089	222,402	77%	501,690	348,009	44%
Total	$1,005,788	$797,899	26%	$2,105,855	$1,953,714	8%

Income before income taxes (Segment profit)
Components	$222,765	$212,915	5%	$427,729	$588,712	(27)%
Systems	—	—	—%	—	—	—%
Total	$222,765	$212,915	5%	$427,729	$588,712	(27)%

Our CODM, consisting of certain members of our senior executive staff, views the sale of solar modules from the components segment as the core driver of our profitability, return on net assets, and cash throughput; and as a result, we view our systems segment as an enabler to drive module throughput. Therefore, we operate our systems segment with the objective to achieve break-even results before income taxes. We include the sale of our solar modules manufactured by the components segment and installed in projects sold by our systems segment in “Net sales” of our components business. See Note 20. "Segment Reporting," to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for more information.

Components Segment

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	% Change	September 30, 2011	September 25, 2010	% Change
Net sales	$612,699	$575,497	6%	$1,604,165	$1,605,705	—%
Cost of sales	$359,019	$292,688	23%	$902,352	$783,589	15%
Income before income taxes (Segment profit)	$222,765	$212,915	5%	$427,729	$588,712	(27)%

Components segment net sales increased by 6% in the three months ended September 30, 2011 compared with the three months ended September 25, 2010, due to an increase in the amount of revenue transferred from the systems segment in order to achieve break-even results and an increase in the MW volume of solar modules sold, which was partially offset by a decrease in our module average selling price. Our module average selling price, excluding the impact of systems segment break-even reporting, decreased by approximately 6% during the three months ended September 30, 2011 compared with the three months ended September 25, 2010. The effect of our segment reporting adjustments, to achieve break-even results before income taxes for our systems segment, increased the module average selling price by 3%.

Components segment net sales were substantially unchanged during the nine months ended September 30, 2011 compared with the nine months ended September 25, 2010. There was an increase in the amount of revenue transferred from the systems segment in order to achieve break-even results and an increase in the MW volume of solar modules sold during the nine months ended September 30, 2011, which was offset by a decrease in our module average selling price. The increase in the MW volume of solar modules sold was attributable to the full production ramp of our Malaysian and German manufacturing centers.

Components segment cost of sales increased by 23% in the three months ended September 30, 2011 compared with the three months ended September 25, 2010, due to an increase in personnel and manufacturing costs related to increased production volume, increased manufacturing excursion expenses and expense for module replacement and related efforts primarily for modules that had been subjected to certain installation and maintenance procedures, partially offset by continuous cost reductions in our manufacturing operations.

Components segment cost of sales increased by 15% in the nine months ended September 30, 2011 compared with the nine months ended September 25, 2010, primarily due to an increase in personnel and manufacturing costs related to increased production volume, increased manufacturing excursion expenses and expense for module replacement and related efforts primarily for modules that had been subjected to certain installation and maintenance procedures, partially offset by continuous cost reductions in our manufacturing operations.

Components segment profit increased by 5% in the three months ended September 30, 2011 compared with the three months ended September 25, 2010, due to an increase in the amount of revenue transferred from the systems segment to achieve break-even results and repayment from our systems segment of prior quarters shortfall due to ramping our systems utility business during the three months ended September 30, 2011, partially offset by lower net sales which resulted from a decrease in our module average selling prices and an increase in cost of sales.

Components segment profit decreased by 27% during the nine months ended September 30, 2011 compared with the nine months ended September 25, 2010, due to an increase in cost of sales and higher operating expenses, partially offset by continuous cost reductions in our manufacturing operations.

Systems Segment

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	% Change	September 30, 2011	September 25, 2010	% Change
Net sales	$393,089	$222,402	77%	$501,690	$348,009	44%
Cost of sales	$267,605	$183,319	46%	$369,876	$282,003	31%
Income before income taxes (Segment profit)	$—	$—	—%	$—	$—	—%

Systems segment net sales increased from $222.4 million in the three months ended September 25, 2010 to $393.1 million in the three months ended September 30, 2011, due to increased revenue for the construction of various utility-scale solar power systems in North America.

Systems segment net sales increased from $348.0 million during the nine months ended September 25, 2010 to $501.7 million during the nine months ended September 30, 2011, primarily due to increased revenue for the construction of various utility-scale solar power systems in North America.

Systems segment cost of sales increased from $183.3 million in the three months ended September 25, 2010 to $267.6 million in the three months ended September 30, 2011, primarily due to an increase in construction activities for various utility-scale solar power projects in North America during the three months ended September 30, 2011 compared with the three months ended September 25, 2010. See also Item 2: “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Operations Overview – Cost of Sales – Systems Business" for a description of cost of sales for our systems business.

Systems segment cost of sales increased from $282.0 million in the nine months ended September 25, 2010 to $369.9 million in the nine months ended September 30, 2011, primarily due an increase in construction activities for various utility-scale solar power projects in North America during the nine months ended September 30, 2011 compared to the nine months ended September 25, 2010. See also Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Operations Overview – Cost of sales – Systems Business" for a description of cost of sales for our systems business.

Systems segment income before income taxes was zero for the three and nine months ended September 30, 2011 and September 25, 2010. As noted above, we operate our systems segment with the objective to achieve break-even results before income taxes. See Note 20. "Segment Reporting," to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for more information.

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems revenue recognized for the three and nine months ended September 30, 2011 and September 25, 2010. For the purposes of the following table, (i) "Solar module revenue" is composed of total revenues from the sale of solar modules to third parties, and (ii) "Solar power system revenue" is composed of total revenues from the sale of complete solar power systems and related services including the solar modules installed in the solar power system.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2011	September 25, 2010	September 30, 2011	September 25, 2010
Solar module revenue	$351,728	$439,953	$1,284,820	$1,444,892
Solar power system revenue	654,060	357,946	821,035	508,822
Total net sales	$1,005,788	$797,899	$2,105,855	$1,953,714

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

Product Warranties. We have historically provided a limited warranty against defects in materials and workmanship under normal use and service conditions for 5 years following delivery to the owners of our solar modules. For solar module sales made subsequent to September 30, 2011, we have increased the limited warranty we provide against defects in materials and workmanship under normal use and service conditions from 5 years to 10 years.

We also warrant to our owners that solar modules installed in accordance with agreed-upon specifications will produce at least 90% of their power output rating during the first 10 years following their installation and at least 80% of their power output rating during the following 15 years. In resolving claims under both the defects and power output warranties, we have the option of either repairing or replacing the covered solar module or, under the power output warranty, providing additional solar modules to remedy the power shortfall. We also have the option to make a payment for the then current market module price to resolve claims. Our warranties are automatically transferred from the original purchasers of our solar modules to subsequent purchasers upon resale. When we recognize revenue for module sales, we accrue a liability for the estimated future costs of meeting our limited warranty obligations for those modules. We make and revise this estimate based on the number of our solar modules under warranty at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of our solar modules, and our estimated per-module replacement cost.

Revenue Recognition — Systems Business. Our systems business provides a complete solar power system solution, which includes project development, engineering, procurement, and construction (EPC) services, operating and maintenance (O&M) services, when applicable, and project finance, when required.

We recognize revenue for arrangements entered into by the systems business generally using two revenue recognition models, following the guidance in ASC 605, Accounting for Long-term Construction Contracts or, for arrangements which include land or land rights, ASC 360, Accounting for Sales of Real Estate.

For construction contracts that do not include land or land rights and thus are accounted for under ASC 605, we use the percentage-of-completion method using actual costs incurred over total estimated costs to complete a project (including module costs) as our basic accounting policy, unless we cannot make reasonably dependable estimates of the costs to complete the contract, in which case we would use the completed contract method. We periodically revise our contract cost and profit estimates and we immediately recognize any losses that we identify on such contracts. Incurred costs include all direct materials, costs for solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. We recognize direct material costs and costs for solar modules as incurred costs when the direct materials and solar modules have been installed. When construction contracts or other agreements specify that title to direct materials and solar modules transfers to the customer before installation has been performed, we defer revenue and associated costs and recognize revenue once those materials are installed and have met all other revenue recognition requirements. We consider direct materials to be installed when they are permanently attached or fitted to the solar power systems as required by engineering designs.

For arrangements recognized under ASC 360, typically when we have gained control of land or land rights, we record the sale as revenue using one of the following revenue recognition methods, based upon the substance and the terms and conditions of such arrangements:

We apply the percentage-of-completion method to certain arrangements covered under ASC 360, when the sale has been consummated, when we have transferred the usual risks and rewards of ownership to the buyer, the initial or continuing investment criteria have been met, we have the ability to estimate our costs and progress toward completion, and other revenue recognition criteria have been met. Depending on the value of the initial and continuing payment commitment by the buyer, we may align our revenue recognition and release of project assets to cost of sales with the receipt of payment from the buyer for sales arrangements accounted for under ASC 360.

We record revenue for certain arrangements covered under ASC 360 after construction of a project is complete, we have transferred the usual risks and rewards of ownership to the buyer, and we have received payment from the buyer.

For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

See Note 3. "Recent Accounting Pronouncements," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of September 30, 2011, we had $794.8 million in cash, cash equivalents, marketable securities, and investments compared with $1,113.8 million as of December 31, 2010. The decrease in our cash, cash equivalents, marketable securities, and investments was primarily due to an increase in accounts receivable trade, unbilled accounts receivable, inventories, the repayment of long-term debt, annual payments for the funding of our collection and recycling program, and incentive compensation, partially offset by proceeds from the issuance of debt. As of September 30, 2011 and December 31, 2010, $578.8 million and $684.0 million, respectively, of our cash, cash equivalents, marketable securities, and investments were held by foreign subsidiaries and are generally based in Euro and U.S. dollar-denominated holdings.

As of September 30, 2011, we believe that our cash, cash equivalents, marketable securities, and investments, cash flows from operating activities, available credit facilities, and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We intend to continue to carefully execute our growth plans and manage credit and market risk. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan.

Our expanding systems business is expected to continue having increasing liquidity requirements in the future. Solar power project development cycles, which span the time between the identification of project land and the commercial operation of a photovoltaic power plant, vary substantially and can take many months or years to mature. As a result of these long project cycles, we may need to make significant up-front investments of resources in advance of the receipt of any payments for the sale of such projects. These investments of resources include payment of interconnection and other deposits (some of which are non-refundable), entering into of letters of credit, and incurring engineering, permitting, legal, and other expenses. We have historically financed these up-front investments primarily using working capital and cash on hand. In the future, we may also engage in one or more debt or equity financings. Such financings could result in increased expenses or dilution to our existing stockholders. If we are unable to obtain debt or equity financing on reasonable terms, we may be unable to execute our expansion strategy or make up-front investment of resources for solar power projects.

Cash Flows

The following table summarizes the key cash flow metrics for the nine months ended September 30, 2011 and September 25, 2010 (in thousands):

	Nine Months Ended
	September 30, 2011	September 25, 2010
Net cash (used in) provided by operating activities	$(44,197)	$355,677
Net cash used in investing activities	(502,163)	(584,264)
Net cash provided by financing activities	458,302	194,669
Effect of exchange rate changes on cash and cash equivalents	929	(9,365)
Net decrease in cash and cash equivalents	$(87,129)	$(43,283)

Operating Activities

Cash used in operating activities was $44.2 million during the nine months ended September 30, 2011 compared with cash provided by operating activities of $355.7 million during the nine months ended September 25, 2010. The decrease in operating cash flows during the nine months ended September 30, 2011 was primarily due to an increase in payments to suppliers and associates driven primarily by the timing of payments made and more projects for our systems business being under development combined with a decrease in cash received from customers. In addition, we recorded excess tax benefits related to share-based compensation arrangements, which decreased our September 30, 2011 operating cash flow by $79.7 million (see "Financing Activities" for further information).

Cash paid to suppliers and associates increased from $1,170.1 million during the nine months ended September 25, 2010 to $1,488.4 million during the nine months ended September 30, 2011, mainly due to an increase in raw material and component purchases, an increase in personnel-related costs due to higher headcount, and other costs supporting our growth and expansion strategy. Cash received from customers decreased from $1,673.1 million during the nine months ended September 25, 2010 to $1,570.2 million during the nine months ended September 30, 2011, primarily as a result of timing of billings and cash receipts for the sale of our solar power systems and non-linear shipments to our customers during the third quarter of 2011. As a result, our accounts receivable increased by $196.0 million during the nine months ended September 30, 2011.

Interest received decreased from $17.8 million during the nine months ended September 25, 2010 to $8.3 million during the nine months ended September 30, 2011, primarily as a result of less interest received from notes receivable and reduced marketable securities.

Investing Activities

Cash used in investing activities was $502.2 million during the nine months ended September 30, 2011, compared with $584.3 million during the nine months ended September 25, 2010. Cash used in investing activities during the nine months ended

September 30, 2011 included capital expenditures of $613.9 million, which increased from $377.1 million during the nine months ended September 25, 2010. The increase in capital expenditures was primarily due to our manufacturing expansions in Malaysia and Germany, and construction of new plants in Vietnam and Mesa, Arizona. Also, we decreased our net investment in marketable securities and investments by $229.1 million during the nine months ended September 30, 2011 compared with an decrease of our net investment in marketable securities and investments of $69.5 million during the nine months ended September 25, 2010. Cash used to fund our estimated future end-of-life collection and recycling costs of solar modules that we sold during fiscal 2010 was $62.7 million during the nine months ended September 30, 2011, compared with $43.1 million during the nine months ended September 25, 2010. Amounts that we set aside for future solar module collection and recycling costs are deposited in a custodial account, under the name of a trust, with a large bank as investment advisor. Amounts in this account are invested in long-term marketable securities, which we classify as "Restricted cash and investments" on our balance sheet. Restricted cash increased by $23.4 million primarily due to debt reserve requirements related to our German credit facility. On January 4, 2011, we acquired Ray Tracker, Inc., a tracking technology and photovoltaic balance of systems firm in an all-cash transaction of $21.1 million.

Cash used in investing activities during the nine months ended September 25, 2010 resulted primarily from capital expenditures of $377.1 million, net proceeds from marketable securities of $69.5 million, and an increase in our restricted cash and investments of $43.1 million, partially offset by payments received on notes receivable of $61.7 million. Capital expenditures were primarily due to the construction of two new plants adjacent to our existing plants in Malaysia and the expansion of our plants in Perrysburg, Ohio and Frankfurt/Oder, Germany. On July 12, 2010, we completed the acquisition of NextLight Renewable Power in an all cash transaction of $296.5 million net of cash acquired.

At the beginning of each fiscal year we pre-fund our estimated solar module collection and recycling costs for solar modules that we sold during the prior fiscal year through a custodial account with a large bank as investment advisor, in the name of a trust, for which First Solar, Inc., First Solar Malaysia Sdn. Bhd, and First Solar Manufacturing GmbH are grantors. For this purpose we assume a minimum service life of 25 years for our solar modules. At September 30, 2011 and December 31, 2010, we had $181.1 million and $86.0 million, respectively, in the custodial account, which we classify as restricted cash and investments on our condensed consolidated balance sheet. See Note 7. "Restricted Cash and Investments," to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

Financing Activities

Cash provided by financing activities was $458.3 million during the nine months ended September 30, 2011 compared with $194.7 million during the nine months ended September 25, 2010. Cash provided by financing activities during the nine months ended September 30, 2011 resulted primarily from the proceeds of borrowings under credit facilities, net of discount and issuance costs of $694.4 million, cash provided by employee stock option exercises of $8.0 million, excess tax benefits from share-based compensation arrangements of $79.7 million, and proceeds from economic development funding of $4.3 million, partially offset by the repayment of long-term debt of $327.8 million.

Cash provided by financing activities during the nine months ended September 25, 2010 resulted primarily from the proceeds from borrowings on our revolving credit facility of $100.0 million, excess tax benefits from share-based compensation arrangements of $102.4 million, and by cash provided by employee stock option exercises of $6.8 million, partially offset by the repayment of long-term debt of $14.4 million.

Contractual Obligations

Our contractual obligations other than in the ordinary course of business have not materially changed since the end of our fiscal year 2010 with the exception of our German Facility Agreement, Malaysian Ringgit Facility Agreement, and Malaysian Euro Facility Agreement (See Note 13. "Debt," to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information). See also our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously provided under Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of September 30, 2011 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011.

We completed Phase II of our enterprise resource planning (ERP) system implementation during the quarter ended September 30, 2011. For a discussion of risks relating to the implementation of a new ERP system, please see the risk factor entitled “Implementing a new enterprise resource planning system could interfere with our business or operations and could adversely impact our financial position, results of operations, and cash flows” in Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Except for the new system implementation noted above, there has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

November 3, 2011