Form 10-Q
period 2012-03-31
FIRST SOLAR, INC.
filed 2012-05-04
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

As of April 27, 2012, 86,770,334 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Net sales	$497,055	$567,293
Cost of sales	420,310	307,628
Gross profit	76,745	259,665
Operating expenses:
Research and development	36,084	31,351
Selling, general and administrative	91,820	87,000
Production start-up	4,058	11,931
Restructuring	401,065	—
Total operating expenses	533,027	130,282
Operating (loss) income	(456,282)	129,383
Foreign currency (loss) gain	(984)	950
Interest income	2,911	3,023
Interest expense, net	(920)	—
Other income (expense), net	(1,211)	(349)
(Loss) income before income taxes	(456,486)	133,007
Income tax (benefit) expense	(7,070)	17,039
Net (loss) income	$(449,416)	$115,968
Net (loss) income per share:
Basic	$(5.20)	$1.36
Diluted	$(5.20)	$1.33
Weighted-average number of shares used in per share calculations:
Basic	86,507	85,324
Diluted	86,507	87,053

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Net (loss) income	$(449,416)	$115,968
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	13,509	23,795
Unrealized loss on marketable securities	(4,064)	(7,503)
Unrealized loss on derivative instruments	(15,300)	(40,450)
Other comprehensive loss, net of tax	(5,855)	(24,158)
Comprehensive (loss) income	$(455,271)	$91,810

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$610,480	$605,619
Marketable securities	53,107	66,146
Accounts receivable trade, net	315,915	310,568
Accounts receivable, unbilled	551,610	533,399
Inventories	582,607	475,867
Balance of systems parts	122,959	53,784
Deferred project costs	395,069	197,702
Deferred tax assets, net	32,824	41,144
Assets held for sale	46,232	—
Prepaid expenses and other current assets	189,600	329,032
Total current assets	2,900,403	2,613,261
Property, plant and equipment, net	1,540,953	1,815,958
Project assets	133,764	374,881
Deferred project costs	207,361	122,688
Note receivable, affiliate	21,350	—
Deferred tax assets, net	343,174	340,274
Marketable securities	86,131	116,192
Restricted cash and investments	282,526	200,550
Goodwill	65,444	65,444
Inventories	139,381	60,751
Other assets	53,025	67,615
Total assets	$5,773,512	$5,777,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218,216	$176,448
Income taxes payable	15,979	9,541
Accrued expenses	434,333	406,659
Current portion of long-term debt	58,238	44,505
Deferred revenue	177,583	41,925
Other current liabilities	266,684	294,646
Total current liabilities	1,171,033	973,724
Accrued solar module collection and recycling liability	177,439	167,378
Long-term debt	806,070	619,143
Other liabilities	409,974	373,506
Total liabilities	2,564,516	2,133,751
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 86,714,539 and 86,467,873 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	87	86
Additional paid-in capital	2,043,146	2,022,743
Accumulated earnings	1,176,655	1,626,071
Accumulated other comprehensive loss	(10,892)	(5,037)
Total stockholders’ equity	3,208,996	3,643,863
Total liabilities and stockholders’ equity	$5,773,512	$5,777,614

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Cash received from customers	$648,954	$471,600
Cash paid to suppliers and associates	(646,949)	(495,427)
Interest received	1,222	1,984
Interest paid	(6,767)	(3,034)
Income taxes paid, net of refunds	(2,537)	(18,535)
Excess tax benefit from share-based compensation arrangements	(9,489)	—
Other operating activities	(570)	(401)
Net cash used in operating activities	(16,136)	(43,813)
Cash flows from investing activities:
Purchases of property, plant and equipment	(124,490)	(168,990)
Purchases of marketable securities and investments	(14,446)	(157,151)
Proceeds from maturities of marketable securities and investments	14,800	67,448
Proceeds from sales of marketable securities and investments	43,067	79,114
Investment in note receivable, affiliate	(20,278)	—
Purchase of restricted investments	(80,668)	(62,748)
Acquisitions, net of cash acquired	(2,437)	(21,105)
Other investing activities	2,132	16
Net cash used in investing activities	(182,320)	(263,416)
Cash flows from financing activities:
Proceeds from stock option exercises	70	2,741
Repayments of borrowings under revolving credit facility	—	(100,000)
Proceeds from borrowings under revolving credit facility	200,000	—
Repayments of long-term debt	(13,148)	(13,900)
Excess tax benefit from share-based compensation arrangements	9,489	—
Other financing activities	(633)	(114)
Net cash provided by (used in) financing activities	195,778	(111,273)
Effect of exchange rate changes on cash and cash equivalents	7,539	8,538
Net increase (decrease) in cash and cash equivalents	4,861	(409,964)
Cash and cash equivalents, beginning of the period	605,619	765,689
Cash and cash equivalents, end of the period	$610,480	$355,725
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$118,414	$91,186

 See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC.

Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total net sales, operating income, or net income.

Unless expressly stated or the context otherwise requires, the terms “the Company,” “we,” “our,” “us,” and “First Solar” refer to First Solar, Inc. and its subsidiaries.

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

Product Warranties. We provide a limited warranty against defects in materials and workmanship under normal use and service conditions for 10 years following delivery to the owners of our solar modules.

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

In addition to our solar module warranty described above, for solar power plants built by our systems business, we typically provide a limited warranty against defects in workmanship, engineering design, and installation services under normal use and service conditions for a period of one to two years following the energizing of a section of a solar power plant or upon substantial completion of the entire solar power plant. In resolving claims under the workmanship, engineering design and installation warranties, we have the option of either remedying the defect to the warranted level through repair, refurbishment, or replacement.

When we recognize revenue for module or systems project sales, we accrue a liability for the estimated future costs of meeting our limited warranty obligations. We make and revise this estimate based primarily on the number of our solar modules under warranty installed at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of and the expected future performance of our solar modules and systems, and our estimated per-module replacement cost.

Revenue Recognition — Systems Business. We recognize revenue for arrangements entered into by our systems business generally using two revenue recognition models, following the guidance in ASC 605, Accounting for Long-term Construction

Contracts or, for arrangements which include land or land rights, ASC 360, Accounting for Sales of Real Estate.

For construction contracts that do not include land or land rights and thus are accounted for under ASC 605, we use the percentage-of-completion method using actual costs incurred over total estimated costs to complete a project (including module costs) as our standard accounting policy, unless we cannot make reasonably dependable estimates of the costs to complete the contract, in which case we would use the completed contract method. We periodically revise our contract cost and profit estimates and we immediately recognize any losses that we identify on such contracts. Incurred costs include all installed direct materials, costs for installed solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. We recognize direct material costs and costs for solar modules as incurred costs when the direct materials and solar modules have been installed in the project. When construction contracts or other agreements specify that title to direct materials and solar modules transfers to the customer before installation has been performed, we defer revenue and associated costs and recognize revenue once those materials are installed and have met all other revenue recognition requirements. We consider direct materials and solar modules to be installed when they are permanently attached or fitted to the solar power systems as required by engineering designs.

For arrangements recognized under ASC 360, typically when we have gained control of land or land rights, we record the sale as revenue using one of the following revenue recognition methods, based upon the substance and form of the terms and conditions of such arrangements:

We apply the percentage-of-completion method to certain arrangements covered under ASC 360, when a sale has been consummated, we have transferred the usual risks and rewards of ownership to the buyer, the initial and continuing investment criteria have been met, we have the ability to estimate our costs and progress toward completion, and all other revenue recognition criteria have been met. Depending on the value of the initial payments and continuing payments commitment by the buyer, we may align our revenue recognition and release of project assets to cost of sales with the receipt of payment from the buyer for sales arrangements accounted for under ASC 360.

We record revenue for certain arrangements covered under ASC 360 after construction of a project is substantially complete, we have transferred the usual risks and rewards of ownership to the buyer, and we have received payment from the buyer.

Inventories. We report our inventories at the lower of cost or market. We determine cost on a first- in, first-out basis and include both the costs of acquisition and the costs of manufacturing in our inventory costs. These costs include direct material, direct labor, and fixed and variable indirect manufacturing costs, including depreciation and amortization. Our capitalization of costs into inventory is based on normal utilization of our facilities. If production capacity is abnormally utilized, the portion of our indirect manufacturing costs related to the abnormal utilization levels is expensed as incurred.

We regularly review the cost of inventory against its estimated market value and record a lower of cost or market write-down if any inventories have a cost in excess of their estimated market value. We also regularly evaluate the quantities and values of our inventories in light of current market conditions and market trends and record write-downs for any quantities in excess of demand and for any product obsolescence. This evaluation considers historical usage, expected demand, anticipated sales price, desired strategic raw material requirements, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability, use of modules in our systems business and other factors.

Long-Lived Assets. We account for any impairment of our long-lived tangible assets and definite-lived intangible assets in accordance with ASC 360, Property, Plant and Equipment. As a result, we assess long-lived assets classified as “held and used,” including our property, plant and equipment, for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of our long-lived assets may not be recoverable. These events and changes can include significant current period operating or cash flow losses associated with the use of a long-lived asset, or group of assets, combined with a history of such losses, significant changes in the manner of use of assets, and current expectations that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Idle Property, Plant and Equipment. For property, plant and equipment that is placed into service, but subsequently idled temporarily, we continue to record depreciation expense over the remaining useful life of the asset.

Refer to Note 2. “Summary of Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for a complete discussion of our significant accounting policies.

Note 3. Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends current fair value measurement and disclosure guidance to include increased transparency around valuation input and investment categorization. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption not permitted. The adoption of ASU 2011-04 in the first quarter of 2012 did not have an impact on our financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied retrospectively. The adoption of ASU 2011-05 in the first quarter of 2012 did not have an impact on our financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of their financial statements to understand the effect of those arrangements on their financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not expect the adoption of ASU 2011-11 in the first quarter of 2013 to have an impact on our financial position, results of operations, or cash flows.

Note 4. Restructuring

December 2011 Restructuring

In December 2011, executive management approved a set of restructuring initiatives intended to accelerate operating cost reductions and improve overall operating efficiency. In connection with these restructuring initiatives, we incurred total charges to operating expense of $60.4 million in the fourth quarter of 2011 and $1.2 million in the first quarter of 2012. These charges consisted primarily of (i) $53.6 million of asset impairment and related charges due to a significant reduction in certain research and development activities that had been focused on an alternative PV product, and (ii) $8.0 million in severance benefits to terminated employees as described below, most of which is expected to be paid out by the end of 2012.

We have refocused our research and development center in Santa Clara, California on the development of advanced CdTe PV technologies, compared to a broader research and development effort prior to December 2011. We eliminated approximately 100 positions company-wide as part of the restructuring initiatives. The related long-lived assets were considered abandoned for accounting purposes and were impaired to an estimated salvage value as of December 31, 2011.

The following table summarizes the balance at December 31, 2011, the activity during the three months ended March 31, 2012, and the balance at March 31, 2012 (in thousands):

December 2011 Restructuring	Ending Balance at December 31, 2011	Charges to Income	Changes in Estimates	Cash Payments	Non-cash Amounts	Ending Balance at March 31, 2012
Asset impairments	$—	$—	$—	$—	$—	$—
Severance and termination related costs	6,807	1,216	—	(3,905)	(166)	3,952
Asset impairment related costs	2,346	—	—	(158)	—	2,188
Total	$9,153	$1,216	$—	$(4,063)	$(166)	$6,140

Expenses recognized for the above restructuring activities are presented in “Restructuring” on the condensed consolidated statements of operations. Substantially all expenses related to the December 2011 restructuring were related to our components segment. We expect to incur an additional $0.4 million during the remainder of 2012 related to such restructuring initiatives.

February 2012 Manufacturing Restructuring

In February 2012, executive management completed an evaluation of and approved a set of manufacturing capacity and other initiatives primarily intended to adjust our previously planned manufacturing capacity expansions and global manufacturing footprint. The primary goal of these initiatives was to better align production capacity and geographic location of such capacity with expected geographic market requirements and demand. In connection with these initiatives, we incurred total charges to operating expense of $129.5 million during the three months ended March 31, 2012. These charges consist primarily of (i) $97.2 million of asset impairment and related charges due to our decision in February 2012 not to proceed with our 4-line manufacturing plant under construction in Vietnam, (ii) $25.3 million of asset impairment and related charges due to our decision in February 2012 to cease the use of certain manufacturing machinery and equipment intended for use in the production of certain components of our solar modules, and (iii) $7.0 million of asset impairment and related charges primarily due to our decision in February 2012 to cease use of certain other long-lived assets.

Based upon expected future market demand and our focus on providing utility-scale PV generation solutions primarily to sustainable geographic markets, we decided not to proceed with our previously announced 4-line plant in Vietnam. As of March 31, 2012, the plant was considered “held for sale”, and an impairment charge of $92.2 million was recorded. The carrying amount of the Vietnam plant as of March 31, 2012 was $46.2 million and is classified as "Assets held for sale" in the condensed consolidated balance sheet. The carrying amount of the Vietnam plant represents the fair value of the plant less expected costs to sell, with fair value being determined based upon a weighted approach using both the cost and income methods of valuation using market participant assumptions based primarily on observable inputs. Such fair value measurements are considered Level 2 measurements within the fair value hierarchy.

We evaluated the asset group that included our manufacturing plant under construction in Vietnam, which was considered “held and used”, for potential impairment as of December 31, 2011 in accordance with ASC 360. In performing the recoverability test, we concluded that the long-lived asset group was recoverable after comparing the undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the asset group's carrying value.

Additionally, certain manufacturing machinery and equipment intended for use in the production of certain components of our solar modules and certain other long-lived assets were considered abandoned for accounting purposes in February 2012. As a result, we recorded an impairment charge in the three months ended March 31, 2012 of $29.0 million. The aggregate carrying amount for such abandoned long-lived assets was $1.2 million and represents the salvage value of such assets.

The following table summarizes the February 2012 manufacturing restructuring amounts recorded during the three months ended March 31, 2012 and the balance at March 31, 2012 (in thousands):

February 2012 Manufacturing Restructuring	Charges to Income	Changes in Estimates	Cash Payments	Non-cash Amounts	Ending Balance at March 31, 2012
Asset impairments	$121,190	$—	$—	$(121,190)	$—
Asset impairment related costs	8,265	—	—	(2,877)	5,388
Total	$129,455	$—	$—	$(124,067)	$5,388

Expenses recognized for the restructuring activities above are presented in “Restructuring” on the condensed consolidated statements of operations. All expenses related to the February 2012 manufacturing restructuring were related to our components segment. We do not expect to incur any additional expense for the above restructuring initiatives.

April 2012 European Restructuring

In April 2012, executive management approved a set of restructuring initiatives intended to align the organization with our Long Term Strategic Plan including expected sustainable market opportunities and to reduce costs. As part of these initiatives, we will substantially reduce our European operations including the closure of our manufacturing operations in Frankfurt (Oder), Germany by the end of the fourth quarter of 2012. Due to the lack of policy support for utility-scale solar projects in Europe, we do not believe there is a business case for continuing manufacturing operations in Germany. Additionally, we will substantially reduce the size of our operations in Mainz, Germany and elsewhere in Europe. We will also be idling indefinitely the capacity of four production lines at our manufacturing center in Kulim, Malaysia beginning in May 2012. These actions, combined with additional reductions in administrative and other staff in North America, will reduce First Solar's workforce by approximately

2,000 associates.

The restructuring and related initiatives resulted in total charges of $270.4 million in the three months ended March 31, 2012, including: (i) $230.1 million in asset impairments and related charges, primarily related to the Frankfurt (Oder) plants; (ii) $10.5 million in severance and termination related costs; and (iii) $29.8 million for the required repayment of German government grants related to the second Frankfurt (Oder) plant.

Based primarily upon expected future market demand and the lack of policy support for utility-scale solar projects in Europe, we do not believe there is a business case for continuing manufacturing operations in Germany. As of March 31, 2012, we concluded that an impairment indicator existed related to our asset group that includes our manufacturing operations in Germany as it was considered more likely than not that operations for such asset group would be closed and accordingly we performed a recoverability test in accordance with ASC 360. In performing the recoverability test, we concluded that the long-lived asset group was not recoverable after comparing the undiscounted future cash flows based on our own expected use and eventual disposition of the asset group at market value, to the asset group's carrying value. Such recoverability test included future cash flow assumptions that contemplated the potential closure of our manufacturing operations in Germany at the end of 2012.

As the asset group was not considered recoverable we determined the fair value of the long-lived assets in the asset group in accordance with ASC 360 and ASC 820 based primarily on the cost method of valuation for the personal property and a weighted income method of valuation for the real property. Such fair value measurements for the personal and real property are considered Level 3 and Level 2 fair value measurements in the fair value hierarchy, respectively. We recorded an impairment charge of $224.2 million primarily related to the long-lived assets at our Frankfurt (Oder) plant and the remaining carrying value for such impaired long-lived assets is $40.2 million.

The following table summarizes the April 2012 European restructuring amounts recorded during the three months ended March 31, 2012 and the balance at March 31, 2012 (in thousands):

April 2012 European Restructuring	Charges to Income	Changes in Estimates	Cash Payments	Non-cash Amounts	Ending Balance at March 31, 2012
Asset impairments	$224,226	$—	$—	$(224,226)	$—
Asset impairment related costs	5,844	—	—	—	5,844
Severance and termination related costs	10,502	—	—	—	10,502
Grant repayments	29,822	—	—	(14,693)	15,129
Total	$270,394	$—	$—	$(238,919)	$31,475

Expenses recognized for the restructuring activities are presented in “Restructuring” on the condensed consolidated statements of operations. Substantially all expenses related to the April 2012 restructuring were related to our components segment. We expect to incur between $40 million and $80 million in additional restructuring expense during the remainder of 2012 primarily related to the severance and termination related costs associated with such restructuring initiatives.

Note 5. Acquisitions

2011 Acquisition

Ray Tracker

On January 4, 2011, we acquired 100% of the ownership interest of Ray Tracker, Inc., a tracking technology and photovoltaic (PV) balance of systems parts business in an all-cash transaction, which was not material to our condensed consolidated balance sheets and results of operations. We have included the financial results of Ray Tracker in our condensed consolidated financial statements from the date of acquisition. During the three months ended March 31, 2011, Ray Tracker did not contribute a material amount to our net sales and net income.

Note 6. Goodwill

The changes in the carrying amount of goodwill, which is generally deductible for tax purposes, for our components and systems reporting units for the three months ended March 31, 2012 were as follows (in thousands):

	Components	Systems	Consolidated
Ending balance, December 31, 2011	$—	$65,444	$65,444
Ending balance, March 31, 2012	$—	$65,444	$65,444

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. We do not amortize goodwill, but instead are required to test goodwill for impairment in accordance with ASC 350, Intangibles - Goodwill and Other at least annually and, if necessary, we would record an impairment based on the results of any such impairment test. We will perform an impairment test between scheduled annual tests if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value.

In performing a goodwill impairment test under ASC 350, we may first make a qualitative assessment of whether it is more-likely-than-not that a reporting unit's fair value is less than its carrying value to determine whether it is necessary to perform a two-step goodwill impairment test. The qualitative impairment test includes considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease, and any reporting unit specific events. If it is determined through the qualitative assessment that a reporting unit's fair value is more-likely-than-not greater than its carrying value, the two-step impairment test is not required. If the qualitative assessment indicates it is more-likely-than-not that a reporting unit's fair value is not greater than its carrying value, we must perform the two-step impairment test. We may also elect to proceed directly to the two-step impairment test without considering such qualitative factors.

During the fourth quarter of 2011, we commenced our annual goodwill impairment test for 2011 and after considering qualitative factors including the continuing reduction in our market capitalization during December 2011 and our new business strategy and 2012 outlook announced in December 2011, we concluded that a two-step goodwill impairment test was required for both of our reporting units.

In performing the first step of the two-step goodwill impairment test, we determined that the fair value of our systems reporting unit exceeded the carrying value by a significant amount indicating no impairment was necessary for the systems reporting unit in the fourth quarter of 2011.

We also performed the first and second steps of the two-step goodwill impairment test for the components reporting unit and determined that the implied fair value of goodwill in the components reporting unit was zero. As a result, we impaired all of the goodwill in the components reporting unit in the fourth quarter of 2011. As of December 31, 2011 and March 31, 2012, our gross goodwill and accumulated goodwill impairment losses were $393.4 million for our components reporting unit.

We have concluded that there have been no changes in facts and circumstances since the date of our last annual goodwill impairment test that would require an interim goodwill impairment test for our systems reporting unit as of March 31, 2012.

Note 7. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Cash and cash equivalents:
Cash	$603,955	$579,241
Cash equivalents:
Commercial paper	1,000	—
Money market mutual funds	5,525	26,378
Total cash and cash equivalents	610,480	605,619
Marketable securities:
Commercial paper	5,994	9,193
Corporate debt securities	44,129	55,011
Federal agency debt	39,651	50,081
Foreign agency debt	5,792	10,928
Foreign government obligations	5,234	9,120
Supranational debt	36,427	45,991
U.S. government obligations	2,011	2,014
Total marketable securities	139,238	182,338
Total cash, cash equivalents, and marketable securities	$749,718	$787,957

We have classified our marketable securities as “available-for-sale.” Accordingly, we record them at fair value and account for net unrealized gains and losses as a part of other comprehensive income. We report realized gains and losses on the sale of our marketable securities in earnings, computed using the specific identification method. During the three months ended March 31, 2012, we realized an immaterial amount in gains and an immaterial amount in losses on our marketable securities. During the three months ended March 31, 2011, we realized $0.1 million in gains and an immaterial amount in losses on our marketable securities. See Note 11. “Fair Value Measurements,” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider a marketable security to be impaired when its fair value is less than its carrying cost, in which case we would further review the marketable security to determine whether it is other-than-temporarily impaired. When we evaluate a marketable security for other-than-temporary impairment, we review factors such as the length of time and extent to which its fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, our intent to sell, and whether it is more likely than not that we will be required to sell the marketable security before we have recovered its cost basis. If a marketable security were other-than-temporarily impaired, we would write it down through earnings to its impaired value and establish that as a new cost basis. We did not identify any of our marketable securities as other-than-temporarily impaired at March 31, 2012 and December 31, 2011.

The following tables summarize the unrealized gains and losses related to our marketable securities, by major security type, as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$5,994	$—	$—	$5,994
Corporate debt securities	44,118	32	21	44,129
Federal agency debt	39,601	52	2	39,651
Foreign agency debt	6,011	—	219	5,792
Foreign government obligations	5,228	6	—	5,234
Supranational debt	36,467	18	58	36,427
U.S. government obligations	1,999	12	—	2,011
Total	$139,418	$120	$300	$139,238

	As of December 31, 2011
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$9,192	$1	$—	$9,193
Corporate debt securities	55,150	13	152	55,011
Federal agency debt	50,035	54	8	50,081
Foreign agency debt	11,473	—	545	10,928
Foreign government obligations	9,128	1	9	9,120
Supranational debt	46,380	—	389	45,991
U.S. government obligations	1,999	15	—	2,014
Total	$183,357	$84	$1,103	$182,338

Contractual maturities of our marketable securities as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	As of March 31, 2012
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$53,062	$47	$2	$53,107
One year to two years	68,730	70	298	68,502
Two years to three years	17,626	3	—	17,629
Total	$139,418	$120	$300	$139,238

	As of December 31, 2011
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$66,146	$30	$30	$66,146
One year to two years	97,538	54	854	96,738
Two years to three years	19,673	—	219	19,454
Total	$183,357	$84	$1,103	$182,338

The net unrealized loss of $0.2 million and the net unrealized loss of $1.0 million as of March 31, 2012 and December 31, 2011, respectively, on our marketable securities were primarily the result of changes in interest rates. Our investment policy requires investments to be highly rated and limits the security types, issuer concentration, and duration to maturity of our marketable securities.

The following table shows gross unrealized losses and estimated fair values for those marketable securities and investments that were in an unrealized loss position as of March 31, 2012 and December 31, 2011, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of March 31, 2012
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$33,519	$21	$—	$—	$33,519	$21
Federal agency debt	1,702	2	—	—	1,702	2
Foreign agency debt	5,791	219	—	—	5,791	219
Supranational debt	15,183	58	—	—	15,183	58
Total	$56,195	$300	$—	$—	$56,195	$300

	As of December 31, 2011
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$47,763	$152	$—	$—	$47,763	$152
Federal agency debt	6,744	8	—	—	6,744	8
Foreign agency debt	8,176	545	—	—	8,176	545
Foreign government obligations	6,361	9	—	—	6,361	9
Supranational debt	45,991	389	—	—	45,991	389
Total	$115,035	$1,103	$—	$—	$115,035	$1,103

Note 8. Restricted Cash and Investments

Restricted cash and investments consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Restricted cash	$22,346	$21,735
Restricted investments	260,180	178,815
Restricted cash and investments	$282,526	$200,550

On May 18, 2011, in connection with the plant expansion at our German manufacturing center, First Solar Manufacturing GmbH (FSM GmbH), our indirect wholly owned subsidiary, entered into a credit facility agreement (German Facility Agreement), as discussed in Note 14. “Debt,” to these condensed consolidated financial statements. Pursuant to the German Facility Agreement, FSM GmbH is required to maintain a euro-denominated debt service reserve account in the amount of €16.6 million ($22.1 million at the balance sheet close rate on March 31, 2012 of $1.33/€1.00) pledged in favor of the lenders. The account is available solely to pay any outstanding interest and principal payments owed under the German Facility Agreement and was a component of our “Restricted cash” balance at March 31, 2012 and December 31, 2011.

In April 2012, we repaid the entire balance outstanding under the German Facility Agreement and the restriction on the cash related to such debt service reserve account was removed. The portion of Restricted cash attributable to such debt service reserve account was reclassified to cash and cash equivalents in April 2012. See Note 14. “Debt,” for further information.

At March 31, 2012 and December 31, 2011, our restricted investments consisted of long-term marketable securities that we hold through a custodial account to fund future costs of our solar module collection and recycling program. We have classified our restricted investments as “available-for-sale.” Accordingly, we record them at fair value and account for net unrealized gains and losses as a part of accumulated other comprehensive income. We report realized gains and losses on the maturity or sale of our restricted investments in earnings, computed using the specific identification method.

We annually fund the estimated collection and recycling cost for the prior year’s module sales within approximately 90 days from the end of each calendar year, assuming for this purpose a minimum service life of 25 years for our solar modules. To ensure that our collection and recycling program is available at all times and the pre-funded amounts are accessible regardless of our financial status in the future (even in the case of our own insolvency), we have established a trust structure under which funds are put into custodial accounts with a large bank as the investment advisor in the name of a trust, for which First Solar, Inc. (FSI), First Solar Malaysia Sdn. Bhd. (FS Malaysia), and FSM GmbH are grantors. Only the trustee can distribute funds from the custodial accounts and these funds cannot be accessed for any purpose other than for administering module collection and recycling, either by us or a third party executing the collection and recycling services. To provide further assurance that sufficient funds will be available, our module collection and recycling program, including the financing arrangement, is reviewed periodically by an independent third party auditor. Cash invested in this custodial account must be invested in highly rated securities, such as highly rated government or agency bonds.

The following table summarizes unrealized gains and losses related to our restricted investments by major security type as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$183,547	$20,673	$299	$203,921
U.S. government obligations	51,558	4,718	17	56,259
Total	$235,105	$25,391	$316	$260,180

	As of December 31, 2011
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$132,734	$23,102	$—	$155,836
U.S. government obligations	15,825	7,154	—	22,979
Total	$148,559	$30,256	$—	$178,815

Gross unrealized losses as of March 31, 2012 were primarily the result of changes in interest rates. We evaluated these losses and determined these unrealized losses to be temporary, because we do not intend to sell the securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of March 31, 2012, the contractual maturities of these restricted investments were between 16 years and 25 years. As of December 31, 2011, the contractual maturities of these restricted investments were between 16 years and 24 years.

Note 9. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Accounts receivable trade, gross	$326,228	$320,600
Allowance for doubtful accounts	(10,313)	(10,032)
Accounts receivable trade, net	$315,915	$310,568

At March 31, 2012, we had €8.9 million ($11.8 million at the balance sheet close rate on March 31, 2012 of $1.33/€1.00) of rebate claims accrued, which are included in other current liabilities as customers did not have an accounts receivable balance to apply the rebates against. At December 31, 2011, we had €1.1 million ($1.5 million at the balance sheet close rate on March 31, 2012 of $1.33/€1.00) of rebate claims accrued, which reduced our accounts receivable accordingly. In addition, at December 31, 2011 we had €10.9 million ($14.5 million at the balance sheet close rate on March 31, 2012 of $1.33/€1.00) of rebate claims accrued, which were included in other current liabilities as customers did not have an accounts receivable balance to apply the rebates against.

Our rebate program ended as of September 30, 2011 and subsequent sales of solar modules are based upon a sales price without any rebates. During the first quarter of 2012, we completed the processing of 2011 rebate claims and all outstanding rebate related amounts must be used against purchases by June 30, 2012, or they will expire.

Accounts receivable, unbilled

Accounts receivable, unbilled represents revenue that has been recognized in advance of billing the customer. This is common for construction contracts. For example, we recognize revenue from contracts for the construction and sale of solar power systems which include the sale of project assets over the contractual period using applicable accounting methods. One applicable accounting method is the percentage-of-completion method of accounting, under which sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred compared to the total estimated costs for completing the entire contract. Under this accounting method, revenue can be recognized under applicable revenue recognition criteria in advance of billing the customer, resulting in an amount recorded to Accounts receivable, unbilled. Once we meet the billing criteria under a construction contract, we bill our customer accordingly and reclassify the Accounts receivable, unbilled to Accounts receivable trade, net. Billing requirements vary by contract, but are generally structured around completion of certain construction milestones.

Accounts receivable, unbilled were $551.6 million and $533.4 million at March 31, 2012 and December 31, 2011, respectively. We expect to bill and collect these amounts within the next 12 months.

Inventories

Inventories consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$192,890	$230,675
Work in process	21,208	28,817
Finished goods	507,890	277,126
Inventories	$721,988	$536,618
Inventories — current	$582,607	$475,867
Inventories — noncurrent (1)	$139,381	$60,751

(1) We purchase a critical raw material that is used in our core production process in quantities that exceed anticipated consumption within our operating cycle (which is 12 months). We classify the raw materials that we do not expect to be consumed within our operating cycle as noncurrent.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Prepaid expenses	$54,533	$151,630
Derivative instruments	12,281	63,673
Other assets — current	122,786	113,729
Prepaid expenses and other current assets	$189,600	$329,032

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Buildings and improvements	$334,910	$393,676
Machinery and equipment	1,279,745	1,453,293
Office equipment and furniture	114,576	110,936
Leasehold improvements	53,129	48,374
Depreciable property, plant and equipment, gross	1,782,360	2,006,279
Accumulated depreciation	(677,052)	(617,787)
Depreciable property, plant and equipment, net	1,105,308	1,388,492
Land	10,882	8,065
Construction in progress (1)	424,763	419,401
Property, plant and equipment, net	$1,540,953	$1,815,958

(1)
Included within construction in progress as of March 31, 2012 is $160.7 million in machinery and equipment that was originally purchased for installation in our previously planned manufacturing capacity expansions. We intend to place such machinery and equipment into service in yet to be determined locations once market demand supports such additional manufacturing capacity. Such machinery and equipment is part of larger asset groups and those asset groups are evaluated for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of our long-lived assets may not be recoverable. Such amounts of "stored" machinery and equipment were considered recoverable as of March 31, 2012.

See Note 12. “Economic Development Funding,” to our condensed consolidated financial statements for further information about grants recorded as a reduction to the carrying value of the property, plant and equipment related to the expansion of our manufacturing plant in Frankfurt/Oder, Germany.

Depreciation of property, plant and equipment was $72.7 million and $47.1 million for the three months ended March 31, 2012 and March 31, 2011, respectively.

In December 2011, February 2012, and April 2012, we announced a series of restructuring initiatives. As part of those initiatives, certain property, plant and equipment were determined to be impaired and impairment charges were recorded. See Note 4. “Restructuring,” for more information on the long-lived asset impairments related to these restructuring initiatives.

Capitalized interest

We capitalized interest costs incurred into property, plant and equipment or project assets/deferred project costs as follows during the three months ended March 31, 2012 and March 31, 2011 (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Interest cost incurred	$(6,732)	$(1,837)
Interest cost capitalized —– property, plant and equipment	2,054	1,759
Interest cost capitalized —– project assets and deferred project costs	3,758	78
Interest expense, net	$(920)	$—

Project assets

Project assets consist primarily of costs relating to solar power projects in various stages of development that we capitalize prior to entering into a definitive sales agreement for the solar power project. These costs include costs for land and costs for developing and constructing a PV solar power plant. Development costs can include legal, consulting, permitting, interconnect, and other similar costs. Once we enter into a definitive sales agreement, we reclassify project assets to deferred project costs on our balance sheet until the sale is completed and we have met all of the criteria to recognize the sale as revenue. We expense these project assets to cost of sales after each respective project asset is sold to a customer and all revenue recognition criteria have been met (matching the expensing of costs to the underlying revenue recognition method). We classify project assets generally as noncurrent due to the time required to complete all activities to sell a specific project, which is typically longer than 12 months.

Project assets consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Project assets — land	$8,538	$13,704
Project assets — development costs	121,500	136,251
Project assets — construction costs	3,726	224,926
Project assets	$133,764	$374,881

We review project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider a project commercially viable if it is anticipated to be sellable for a profit once it is either fully developed or fully constructed. We consider a partially developed or partially constructed project commercially viable if the anticipated selling price is higher than the carrying value of the related project assets. We examine a number of factors to determine if the project will be recoverable, the most notable of which is whether there are any changes in environmental, ecological, permitting, or regulatory conditions that impact the project. Such changes could cause the cost of the project to increase or the selling price of the project to decrease. If a project is not considered commercially viable or recoverable, we impair the respective project asset and adjust it to the estimated recoverable amount, with the resulting impairment recorded within operations.

Deferred project costs

Deferred project costs represent (i) costs that we capitalize as project assets for arrangements that we account for as real estate transactions after we have entered into a definitive sales arrangement, but before the sale is completed and we have met all criteria to recognize the sale as revenue, (ii) recoverable pre-contract costs that we capitalize for arrangements accounted for as long-term construction contracts prior to entering into a definitive sales agreement, or (iii) costs that we capitalize for arrangements accounted for as long-term construction contracts after we have signed a definitive sales agreement, but before all revenue recognition criteria have been met. As of March 31, 2012, deferred project costs were $602.4 million, of which, $395.1 million was classified as current and $207.4 million was classified as noncurrent. As of December 31, 2011, our deferred project costs were $320.4 million, of which $197.7 million was classified as current and $122.7 million was classified as noncurrent.

Note Receivable

On April 8, 2009, we entered into a credit facility agreement with a solar project entity of one of our customers for an available amount of €17.5 million ($23.3 million at the balance sheet close rate on March 31, 2012 of $1.33/€1.00) to provide financing for a PV power generation facility. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8% per annum and is due on December 31, 2026. As of March 31, 2012 and December 31, 2011, the balance on this credit facility was €7.0 million ($9.3 million at the balance sheet close rate on March 31, 2012 of $1.33/€1.00). The outstanding amount of this credit facility is included within “Other assets” on our consolidated balance sheets.

Accrued expenses

Accrued expenses consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Accrued compensation and benefits	$45,045	$57,480
Accrued property, plant and equipment	49,833	41,015
Accrued inventory	40,904	46,028
Product warranty liability	98,855	78,637
Accrued expenses in excess of normal product warranty liability and related expenses (1)	106,506	89,893
Other accrued expenses	93,190	93,606
Accrued expenses	$434,333	$406,659

(1) $106.5 million of accrued expenses in excess of normal product warranty liability and related expenses as of March 31, 2012, consisted of the following commitments to certain customers, each related to the 2008-2009 manufacturing excursion and our related remediation program: (i) $54.3 million in estimated expenses for remediation efforts related to module removal, replacement and logistical services committed to and undertaken by us beyond the normal product warranty; and (ii) $52.2 million in estimated compensation payments to customers, under certain circumstances, for power lost prior to remediation of the customer's system under our remediation program. The increase in the accrued liability of $16.6 million during the first quarter of 2012 was primarily due to completing the analysis of the open claims outstanding as of December 31, 2011.

Our best estimate for such remediation program costs is based on evaluation and consideration of currently available information, including the estimated number of affected modules in the field, historical experience related to our remediation efforts, customer-provided data related to potentially affected systems, the estimated costs of performing the removal, replacement and logistical services and the post-sale expenses covered under our remediation program. If any of our estimates related to the above referenced manufacturing excursion prove incorrect, we could be required to accrue additional expenses.

Deferred Revenue

We recognize deferred revenue as net sales only when all revenue recognition criteria are met. We expect to recognize these amounts as revenue within the next 12 months.

Other current liabilities

Other current liabilities consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Derivative instruments	$12,233	$37,342
Deferred tax liabilities	2,509	6,612
Payments and billings for deferred project costs (1)	191,751	192,440
Other liabilities — current	60,191	58,252
Other current liabilities	$266,684	$294,646

(1)
Payments and billings for deferred project costs represent customer payments received or customer billings made under the terms of certain solar power project sales contracts for which all revenue recognition criteria for real estate transactions under ASC 360 have not yet been met and are not yet certain of being met in the future. Such solar power project costs are included as a component of deferred project costs.

Other liabilities

Other liabilities consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Product warranty liability	$80,599	$79,105
Other taxes payable	75,290	73,054
Payments and billings for deferred project costs (1)	210,919	167,374
Other liabilities — noncurrent	43,166	53,973
Other liabilities	$409,974	$373,506

(1)
Payments and billings for deferred project costs represent customer payments received or customer billings made under the terms of certain solar power project sales contracts for which all revenue recognition criteria for real estate transactions under ASC 360 have not yet been met and are not yet certain of being met in the future. Such solar power project costs are included as a component of deferred project costs.

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

Depending on the terms of the specific derivative instruments and market conditions, some of our derivative instruments may be assets and others liabilities at any particular balance sheet date. As required by ASC 815, Derivatives and Hedging, we report all of our derivative instruments that are within the scope of that accounting standard at fair value. We account for changes in the fair value of derivatives instruments within accumulated other comprehensive income (loss) if the derivative instruments qualify for hedge accounting under ASC 815. For those derivative instruments that do not qualify for hedge accounting (“economic hedges”), we record the changes in fair value directly to earnings. These accounting approaches, the various risks that we are exposed to in our business, and our use of derivative instruments to manage these risks are described below. See Note 11. “Fair Value Measurements,” to our condensed consolidated financial statements for information about the techniques we use to measure the fair value of our derivative instruments.

The following tables present the fair value of derivative instruments included in our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Prepaid Expenses and Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$100	$—	$8,735	$—
Cross-currency swap contracts	—	—	44	481
Interest rate swap contracts	—	—	429	1,116
Total derivatives designated as hedging instruments	$100	$—	$9,208	$1,597

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$12,181	$—	$2,912	$—
Interest rate swap contracts	—	—	113	1,582
Total derivatives not designated as hedging instruments	$12,181	$—	$3,025	$1,582
Total derivative instruments	$12,281	$—	$12,233	$3,179

	December 31, 2011
	Prepaid Expenses and Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$28,415	$—	$—	$—
Cross-currency swap contracts	—	—	—	4,943
Interest rate swap contracts	—	—	444	2,127
Total derivatives designated as hedging instruments	$28,415	$—	$444	$7,070

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$35,258	$—	$36,898	$—
Total derivatives not designated as hedging instruments	$35,258	$—	$36,898	$—
Total derivative instruments	$63,673	$—	$37,342	$7,070

The following tables present the effective amounts related to derivative instruments designated as cash flow hedges under ASC 815 affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the three months ended March 31, 2012 and March 31, 2011 (in thousands):

	Foreign Exchange Forward Contracts	Interest Rate Swap Contracts	Cross Currency Swap Contract	Total
Balance at December 31, 2011	$33,751	$(2,571)	$(5,899)	$25,281
Amounts recognized in other comprehensive income (loss)	(11,341)	(914)	4,347	(7,908)
Amounts reclassified to earnings impacting:
Net sales	(6,710)	—	—	(6,710)
Foreign currency loss (gain)	—	—	(5,003)	(5,003)
Interest expense (income)	—	244	71	315
Balance at March 31, 2012	$15,700	$(3,241)	$(6,484)	$5,975

	Foreign Exchange Forward Contracts	Interest Rate Swap Contracts	Cross Currency Swap Contract	Total
Balance at December 31, 2010	$(1,448)	$(1,219)	$—	$(2,667)
Amounts recognized in other comprehensive income (loss)	(53,752)	717	—	(53,035)
Amounts reclassified to earnings impacting:
Net sales	12,380	—	—	12,380
Foreign currency loss (gain)	—	—	—	—
Interest expense (income)	—	205	—	205
Balance at March 31, 2011	$(42,820)	$(297)	$—	$(43,117)

We recorded immaterial amounts of unrealized losses related to ineffective portions of our derivative instruments designated as cash flow hedges during the three months ended March 31, 2012 and March 31, 2011 directly to other income (expense). In addition, we recognized unrealized losses of $0.3 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within other income (expense) during the three months ended March 31, 2012.

The following table presents the amounts related to derivative instruments not designated as cash flow hedges under ASC 815 affecting our consolidated statements of operations for the three months ended March 31, 2012 and March 31, 2011 (in thousands):

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended	Three Months Ended
Derivatives not designated as hedging instruments under ASC 815:	March 31, 2012	March 31, 2011	Location of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange forward contracts	$7,354	$1,209	Foreign currency (loss) gain
Foreign exchange forward contracts	$808	$3,082	Cost of sales

Interest Rate Risk

We use cross-currency swap contracts and interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use such swap contracts for speculative or trading purposes.

On November 16, 2011, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our German Facility Agreement, which became effective on November 18, 2011 with an initial notional value of €50.0 million and pursuant to which we are entitled to receive a three-month floating interest rate, the Euro Interbank Offered Rate (EURIBOR), and are required to pay a fixed rate of 1.985%. The notional amount of the interest rate swap contract is scheduled to decline in correspondence with scheduled principal payments on the underlying hedged debt. As of March 31, 2012, the notional value of this interest rate swap contract was €50.0 million. This derivative instrument qualified for accounting as a cash flow hedge in accordance with ASC 815 and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at December 31, 2011. For the three months ended March 31, 2012, there was no ineffectiveness from this cash flow hedge.

As of March 31, 2012, we discontinued hedge accounting for the interest rate swap contract related to our German Facility Agreement as the forecasted interest payments were no longer probable of occurring as originally scheduled. See Note 14. “Debt,” to our condensed consolidated financial statements for further information.

On September 30, 2011, we entered into a cross-currency swap contract to hedge the floating rate foreign currency denominated loan under our Malaysian Ringgit Facility Agreement. This swap has an initial notional value of MYR465.0 million and entitles us to receive a three-month floating Kuala Lumpur Interbank Offered Rate (KLIBOR) interest rate, and requires us to pay a fixed U.S. dollar rate of 3.495%. Additionally, this swap hedges the foreign currency risk of the Malaysian Ringgit denominated principal and interest payments. The notional amount of the swap is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of March 31, 2012, the notional value of this cross-currency swap agreement was MYR465.0 million. This swap is a derivative instrument that qualifies for accounting as a cash flow hedge in accordance with ASC 815 and we designated it as such. We determined that this swap was highly effective as a cash flow hedge at March 31, 2012 and December 31, 2011. For the three months ended March 31, 2012, there was no ineffectiveness from this cash flow hedge.

On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian credit facility, which became effective on September 30, 2009 with an initial notional value of €57.3 million and pursuant to which we are entitled to receive a six-month floating interest rate, the Euro Interbank Offered Rate (EURIBOR), and are required to pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of March 31, 2012, the notional value of this interest rate swap contract was €33.8 million. This derivative instrument qualifies for accounting as a cash flow hedge in accordance with ASC 815 and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at March 31, 2012 and December 31, 2011. For the three months ended March 31, 2011 and March 31, 2012, there was no ineffectiveness from this cash flow hedge.

In the following 12 months, we expect to reclassify to earnings $0.6 million of net unrealized losses related to the interest rate swap contracts and cross-currency swap contract that are included in accumulated other comprehensive income (loss) at March 31, 2012 as we realize the earnings effect of the underlying loans. The amount we ultimately record to earnings will depend on the actual interest rate, and foreign exchange rate when we realize the earnings effect of the underlying loans.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of the subsidiaries of our business to have material future cash flows, including revenues and expenses that will be denominated in currencies other than the subsidiaries’ functional currency. Our primary cash flow exposures are revenues and expenses. Changes in the exchange rates between our components' functional currencies and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of March 31, 2012 and December 31, 2011, these foreign exchange contracts hedged our forecasted cash flows for up to 9 months and 12 months, respectively. These foreign exchange contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of the derivative's gain or loss in accumulated other comprehensive income (loss) and subsequently reclassify amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges at March 31, 2012 and December 31, 2011. In addition, during the three months ended March 31, 2012, we did not discontinue any cash flow hedges because a hedging relationship was no longer highly effective.

During the three months ended March 31, 2012, we did not purchase any foreign exchange forward contracts that qualify as cash flow hedges. However, certain foreign exchange forward contracts purchased in previous periods to hedge the exchange risk on forecasted cash flows denominated in Euro, Canadian dollar, and Australian dollar remained outstanding. As of March 31, 2012 and December 31, 2011, the notional values associated with our foreign exchange contracts were as follows (notional amounts and U.S. dollar equivalents in millions):

			Weighted Average Forward Exchange Rate	Balance sheet close rate on
Currency	Notional Amount	USD Equivalent	March 31, 2012	March 31, 2012
Canadian dollar	CAD 192.0	$192.0	$0.97/CAD1.00	$1.00/CAD1.00
Australian dollar	AUD 8.0	$8.3	$1.03/AUD1.00	$1.04/AUD1.00

			Weighted Average Forward Exchange Rate	Balance sheet close rate on
Currency	Notional Amount	USD Equivalent	December 31, 2011	March 31, 2012
Euro	€81.0	$107.7	$1.37/€1.00	$1.33/€1.00
Canadian dollar	CAD 340.0	$340.0	$1.05/CAD1.00	$1.00/CAD1.00
Australian dollar	AUD 8.0	$8.3	$1.03/AUD1.00	$1.04/AUD1.00

As of March 31, 2012, the net unrealized gain on these contracts was $10.4 million. As of December 31, 2011, the unrealized gain on these contracts was $31.2 million.

In the following 12 months, we expect to reclassify to earnings $10.4 million of net unrealized gains related to these forward contracts that are included in accumulated other comprehensive income (loss) at March 31, 2012 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rate when we realize the related forecasted transactions.

During 2011 and the three months ended March 31, 2012, we determined that certain forecasted transactions were no longer probable of occurring and we discontinued hedge accounting for those foreign exchange forward contracts in accordance with ASC 815. In the following 12 months we expect to reclassify to earnings $5.3 million of net unrealized gains related to such discontinued foreign exchange forward contracts from accumulated other comprehensive income (loss) at March 31, 2012. Although these contracts are no longer designated as cash flow hedges, the related unrealized gains still receive hedge accounting treatment.

Transaction Exposure and Economic Hedging

Many components of our business have assets and liabilities (primarily receivables, investments, accounts payable, debt, and solar module collection and recycling liabilities) that are denominated in currencies other than the components’ functional currencies. Changes in the exchange rates between our components’ functional currencies and the other currencies in which these assets and liabilities are denominated can create fluctuations in our reported condensed consolidated financial position, results of operations, and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to economically hedge assets and liabilities against the effects of currency exchange rate fluctuations. The gains and losses on the foreign exchange forward contracts will economically offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency assets and liabilities.

During the three months ended March 31, 2012, we purchased foreign exchange forward contracts to hedge balance sheet and other exposures related to transactions with third parties. Such contracts are considered economic hedges and do not qualify for hedge accounting under ASC 815. We recognize gains or losses from the fluctuation in foreign exchange rates and the fair value of these derivative contracts in “Net sales,” “Cost of sales,” and “Foreign currency gain (loss)” on our condensed consolidated statements of operations, depending on where the gain or loss from the economically hedged item is classified on our condensed consolidated statements of operations. As of March 31, 2012, the total unrealized gain on our foreign exchange forward contracts was $4.0 million. These contracts have maturities of less than nine months.

As of March 31, 2012, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting under ASC 815 were as follows (notional amounts and U.S. dollar equivalents in millions):

				Balance sheet close rate on
Transaction	Currency	Notional Amount	USD Equivalent	March 31, 2012
Purchase	Euro	€324.8	$432.0	$1.33/€1.00
Sell	Euro	€217.3	$289.0	$1.33/€1.00
Sell	Australian dollar	AUD 15.5	$16.1	$1.04/AUD1.00
Purchase	Malaysian ringgit	MYR 157.4	$51.9	$0.33/MYR1.00
Sell	Malaysian ringgit	MYR 41.9	$13.8	$0.33/MYR1.00
Purchase	Chinese renminbi	CNY 16.7	$2.7	$0.16/CNY1.00
Purchase	Japanese yen	JPY 362.1	$3.6	$0.01/JPY1.00
Sell	Japanese yen	JPY 164.1	$1.6	$0.01/JPY1.00
Purchase	Canadian dollar	CAD 183.8	$183.8	$1.00/CAD1.00
Sell	Canadian dollar	CAD 181.0	$181.0	$1.00/CAD1.00

The table above includes certain foreign exchange forward contracts originally designated as cash flow hedges but that were subsequently dedesignated.

Note 11. Fair Value Measurements

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

When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring or one-time basis:

•
Cash equivalents. At March 31, 2012, our cash equivalents consisted of money market mutual funds and commercial paper. At December 31, 2011, our cash equivalents consisted of money market mutual funds. We value our commercial paper cash equivalents using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities and restricted investments. At March 31, 2012, our marketable securities consisted of commercial paper, corporate debt securities, federal and foreign agency debt, foreign government obligations, supranational debt, and U.S. government obligations, and our restricted investments consisted of foreign and U.S. government obligations. At December 31, 2011, our marketable securities consisted of commercial paper, corporate debt securities, federal and foreign agency debt, foreign government obligations, supranational debt, and U.S. government obligations, and our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities and restricted investments using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We also consider the effect of our counterparties' credit standings in these fair value measurements.

•
Derivative assets and liabilities. At March 31, 2012 and December 31, 2011, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and interest rate swap contracts involving benchmark interest rates, and a cross-currency swap including both. Since our derivative assets and liabilities are not traded on an exchange, we value them using industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the terms of the instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our own credit standing and that of our counterparties in our valuations of our derivative assets and liabilities.

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

At March 31, 2012 and December 31, 2011, information about inputs into the fair value measurements of our assets and liabilities that we make on a recurring basis was as follows (in thousands):

	As of March 31, 2012
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$1,000	$—	$1,000	$—
Money market mutual funds	5,525	5,525	—	—
Marketable securities:
Commercial paper	5,994	—	5,994	—
Corporate debt securities	44,129	—	44,129	—
Federal agency debt	39,651	—	39,651	—
Foreign agency debt	5,792	—	5,792	—
Foreign government obligations	5,234	—	5,234	—
Supranational debt	36,427	—	36,427	—
U.S. government obligations	2,011	—	2,011	—
Restricted investments (excluding restricted cash)	260,180	—	260,180	—
Derivative assets	12,281	—	12,281	—
Total assets	$418,224	$5,525	$412,699	$—
Liabilities:
Derivative liabilities	$15,412	$—	$15,412	$—

	As of December 31, 2011
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	26,378	26,378	—	—
Marketable securities:
Commercial paper	9,193	—	9,193	—
Corporate debt securities	55,011	—	55,011	—
Federal agency debt	50,081	—	50,081	—
Foreign agency debt	10,928	—	10,928	—
Foreign government obligations	9,120	—	9,120	—
Supranational debt	45,991	—	45,991	—
U.S. government obligations	2,014	—	2,014	—
Restricted investments (excluding restricted cash)	178,815	—	178,815	—
Derivative assets	63,673	—	63,673	—
Total assets	$451,204	$26,378	$424,826	$—
Liabilities:
Derivative liabilities	$44,412	$—	$44,412	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial instruments at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities — current and noncurrent	$139,238	$139,238	$182,338	$182,338
Foreign exchange forward contract assets	$12,281	$12,281	$63,673	$63,673
Restricted investments (excluding restricted cash)	$260,180	$260,180	$178,815	$178,815
Note receivable, affiliate	$21,350	$20,917	$—	$—
Notes receivable — noncurrent	$9,341	$9,633	$9,086	$9,288
Liabilities:
Long-term debt, including current maturities	$864,308	$871,665	$663,648	$670,662
Interest rate swap contract liabilities	$3,240	$3,240	$2,571	$2,571
Cross-currency swap contract liabilities	$525	$525	$4,943	$4,943
Foreign exchange forward contract liabilities	$11,647	$11,647	$36,898	$36,898

The carrying values on our balance sheet of our cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, income taxes payable, and accrued expenses approximate their fair values due to their short maturities; therefore, we exclude them from the foregoing table.

We estimated the fair value of our long-term debt in accordance with ASC 820 using a discounted cash flows approach (an income approach). We incorporated the credit risk of our counterparty for all asset fair value measurements and our credit risk for all liability fair value measurements. Such fair value measurements are considered Level 2 under the fair value hierarchy.

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

Note 12. Economic Development Funding

On February 11, 2011 we were approved to receive taxable investment incentives (Investitionszuschüsse) of approximately €6.3 million ($8.4 million at the balance sheet close rate on March 31, 2012 of $1.33/€1.00) from the State of Brandenburg, Germany. These funds were expected to reimburse us for certain costs incurred related to the expansion of our manufacturing plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Receipt of these incentives was conditional upon the State of Brandenburg having sufficient funds allocated to this program to pay the reimbursements we claim. Based on several factors, including the fiscal budget and credit rating of the State of Brandenburg among others, we believed that there was reasonable assurance that we would receive these grants. In addition, we are required to operate our facility for a minimum of five years and employ a specified number of associates during this period. We expected to meet these conditions at the time such incentives were recorded and as of December 31, 2011, based on our prior operating plans and commitments. As of March 31, 2012, we had received cash payments of €5.3 million ($7.2 million at the average rate of $1.35/€1.00) under this program, and we had accrued €0.5 million ($0.7 million at the balance sheet close rate on March 31, 2012 of $1.33/€1.00) that we were eligible to receive under this program based on qualifying expenditures that we had incurred through that date.

We were also eligible to recover up to approximately €17.2 million ($22.9 million at the balance sheet close rate on March 31, 2012 of $1.33/€1.00) of expenditures related to the construction of our plant in Frankfurt/Oder, Germany under the German Investment Grant Act of 2010 (Investitionszulagen). This Act permits us to claim tax-exempt reimbursements for certain costs that we will incur related to the expansion of our manufacturing plant in Frankfurt/Oder, Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Tangible assets subsidized under this program have to remain in the region for at least five years. We expected to meet these conditions at the time such incentives were recorded and as of December 31, 2011, based on our operating plans and commitments. As of March 31, 2012, we had received cash payments of €6.0 million ($7.8 million at the average rate of $1.30/€1.00) under this program, and we had accrued €9.6 million ($12.8 million at the balance sheet close rate on March 31, 2012 of $1.33/€1.00) that we were eligible to receive under this program based on qualifying expenditures that we had incurred through that date.

We previously accounted for these grants as a deduction to the carrying value of the property, plant and equipment they fund when there was reasonable assurance that we complied and were expected to continue to comply with the conditions attached to the grants and the grants would be received.

We have determined that due to the planned closure of our manufacturing plants in Frankfurt/Oder and the related long-lived asset impairment indicator that existed as of March 31, 2012, we no longer had reasonable assurance that we will meet the required conditions to earn such incentives. As a result, we have recorded an expense of $29.8 million primarily associated with the expected repayment of amounts previously received and the write-off of outstanding amounts previously accrued for as receivables under such incentive programs. See Note 4. “Restructuring,” for additional information on the planned closure of our manufacturing plants in Frankfurt/Oder.

Note 13. Note Receivable, Affiliate

In January 2012, we contributed an immaterial amount for a 50% ownership interest in a newly formed limited liability company ("project company"), which was formed for the sole purpose of holding land for use in the development of a certain solar power project. One of our customers also contributed an immaterial amount for the remaining 50% ownership interest in the project company. The project development and related activities for the project company is governed by a shareholders agreement. The intent of the shareholders agreement is to outline the parameters of the arrangement with our customer, whereby we would supply solar modules to the solar power project and our customer would develop and construct the project. The shareholders agreement also requires each party to consent to all decisions made for the most significant activities of the project company. There are no requirements for us to make further contributions to the project company and the proceeds from the sale of the project are to be divided equally between us and our customer after the repayment of all project development related costs including the repayment of the loan discussed further below.

We also entered into a loan agreement with the project company, which is considered an affiliate, to loan up to €17.0 million ($22.6 million at the balance sheet close rate on March 31, 2012 of $1.33/€1.00), the proceeds of which must be used to purchase the project land and to pay for certain land development costs. The loan bears interest at 6% per annum and must be repaid only after the underlying solar power project has been sold. As of March 31, 2012, the outstanding balance on this loan was €16.0 million ($21.3 million at the balance sheet close rate on March 31, 2012 of $1.33/€1.00).

The project company is considered a variable interest entity and our ownership interest in and the loan to the project company are considered variable interests. We accounted for our investment in the project company under the equity method of accounting as we concluded we are not the primary beneficiary of the project company as we share the power to make decisions for the most significant activities. There was no income or losses generated by the project company during the three months ended March 31, 2012 as all such costs incurred by the project company were capital in nature.

Note 14. Debt

Our long-term debt consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

Type	March 31, 2012	December 31, 2011
Revolving Credit Facility	$400,000	$200,000
German Facility Agreement	144,013	140,085
Malaysian Ringgit Facility Agreement	151,728	146,725
Malaysian Euro Facility Agreement	69,450	67,556
Malaysian Facility Agreement	92,108	102,008
Director of Development of the State of Ohio	5,888	6,337
France Facility Agreement	4,969	4,833
Capital lease obligations	2,328	2,440
Long-term debt principal	870,484	669,984
Less unamortized discount	(6,176)	(6,336)
Total long-term debt	864,308	663,648
Less current portion	(58,238)	(44,505)
Noncurrent portion	$806,070	$619,143

We did not have any short-term debt at March 31, 2012 and December 31, 2011.

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

On October 15, 2010, we entered into an amended and restated Revolving Credit Facility which provides FSI and the borrowing subsidiaries under the credit facility with a senior secured five-year revolving credit facility in an aggregate available amount of $600.0 million, all of which is available for letters of credit. Subject to certain conditions, we have the right to request an increase in the aggregate commitments under the credit facility up to $750.0 million. Proceeds from the credit facility may be used for working capital and other general corporate purposes.

The Revolving Credit Facility consisted of the following at March 31, 2012 (in thousands):

			Borrowings Outstanding	Letters of Credit Outstanding	Availability
Maturity	Denomination	Capacity	March 31, 2012	March 31, 2012	March 31, 2012
2015	USD	$600,000	$400,000	$137,811	$62,189

Borrowings under the Revolving Credit Facility bear interest at (i) the London Interbank Offering Rate (LIBOR) (adjusted for Eurocurrency reserve requirements) plus a margin of 2.25% or (ii) a base rate as defined in the credit agreement plus a margin of 1.25%, depending on the type of borrowing requested by us. These margins are subject to adjustments depending on our consolidated leverage ratio. As of March 31, 2012, based on the outstanding borrowings, the all-in effective LIBOR borrowing rate was 2.97%.

The Revolving Credit Facility contains the following financial covenants: a leverage ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. We are also subject to customary non-financial covenants. We were in compliance with these covenants through March 31, 2012.

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

The German Facility Agreement consisted of the following at March 31, 2012 (in thousands):

				Borrowings Outstanding	Availability
Interest Rate	Maturity	Denomination	Original Capacity	March 31, 2012	March 31, 2012
EURIBOR plus 1.35% (1)	2019	EUR	€124,500	€107,923	€—	(2)

(1)	We entered into an interest rate swap contract related to this loan. See Note 10. “Derivative Financial Instruments,” to our condensed consolidated financial statements.

(2)
In January 2012, we canceled the remaining availability of the German Facility Agreement as our plant expansion at our German manufacturing center was completed and we did not expect to incur any additional qualified expenditures in order to utilize such remaining availability.

In April 2012, we voluntarily repaid the entire outstanding balance under the German Facility Agreement of $141.8 million and we incurred $4.7 million of costs associated with the repayment. At March 31, 2012, the outstanding balance not due within 12 months was classified as noncurrent based on the required repayment terms of the German Facility Agreement.

At March 31, 2012, land, buildings, equipment, and a debt service reserve account were pledged as collateral for this loan. The debt service reserve account is included within “Restricted cash and investments” on our consolidated balance sheets. See Note 8. “Restricted Cash and Investments,” to our condensed consolidated financial statements for further information about this account.

The German Facility Agreement contained the following financial covenants: a leverage ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. It also contained negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FSM GmbH to incur indebtedness; create liens; effect asset sales; make dividends, other distributions, and share buybacks; engage in reorganizations; make acquisitions and create joint ventures; and make loans. We were in compliance with all financial and other covenants through March 31, 2012 and at the time of such voluntary repayment.

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

The Malaysian Ringgit Facility Agreement consisted of the following at March 31, 2012 (in thousands):

					Borrowings Outstanding		Availability
Interest Rate	Maturity	Denomination	Original Capacity		March 31, 2012		March 31, 2012
KLIBOR plus 2.00% (1)	2018	MYR	RM	465,000	RM	465,000	RM	—

(1) We entered into a cross-currency swap contract related to this loan. See Note 10. “Derivative Financial Instruments,” to our condensed consolidated financial statements.

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

At March 31, 2012, buildings, equipment, and land leases with net book values of $247.5 million were pledged as collateral for this loan.

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

We were in compliance with all covenants through March 31, 2012.

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

The Malaysian Euro Facility Agreement consisted of the following at March 31, 2012 (in thousands):

					Borrowings Outstanding	Availability
Interest Rate	Maturity	Denomination	Original Capacity		March 31, 2012	March 31, 2012
EURIBOR plus 1.00%	2018	EUR	€60,000	(1)	€52,046	€—

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

The Malaysian Euro Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to grant liens over the equipment financed by the facilities, effect asset sales, provide guarantees, change its business, engage in mergers, consolidations and restructurings, and enter into contracts with First Solar, Inc. and its subsidiaries. In addition, the agreement includes the following financial covenants: maximum total debt to equity ratio, maximum total leverage ratio, minimum interest coverage ratio and minimum debt service coverage ratio. It also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants through March 31, 2012.

Malaysian Facility Agreement

On May 6, 2008, in connection with the plant expansion at our Malaysian manufacturing center, FS Malaysia, our indirect wholly owned subsidiary, entered into an export financing facility agreement (Malaysian Facility Agreement) with a consortium of banks.

The Malaysian Facility Agreement consisted of the following facilities at March 31, 2012 (in thousands):

					Borrowings Outstanding	Availability
Borrowing	Interest Rate	Maturity	Denomination	Original Capacity	March 31, 2012	March 31, 2012
Fixed-rate facility	4.54%	2016	EUR	€67,000	€34,513	€—
Floating-rate facility	EURIBOR plus 0.55% (1)	2016	EUR	€67,000	€34,513	€—
				€134,000	€69,026	€—

(1) We entered into an interest rate swap contract related to this loan. See Note 10. “Derivative Financial Instruments,” to our condensed consolidated financial statements.

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

In connection with the Malaysian Facility Agreement, FSI concurrently entered into a first demand guarantee agreement dated May 6, 2008 in favor of the lenders. Thereby FS Malaysia’s obligations related to the agreement are guaranteed, on an unsecured basis, by FSI. In connection with the Malaysian Facility Agreement, all of FS Malaysia’s obligations are secured by a first party, first legal charge over the equipment financed by the credit facilities, and the other documents, contracts, and agreements related to that equipment. Also in connection with the agreement, any payment claims of FSI against FS Malaysia are subordinated to the claims of the lenders.

At March 31, 2012, equipment with a net book value of $113.7 million was pledged as collateral for these loans.

The Malaysian Facility Agreement contains various financial covenants with which we must comply, including a debt-to-equity ratio, a total leverage ratio, an interest coverage ratio, and a debt service coverage ratio. The agreement also contains various customary non-financial covenants with which FS Malaysia must comply, including submitting various financial reports and business forecasts to the lenders, maintaining adequate insurance, complying with applicable laws and regulations, and restrictions on FS Malaysia’s ability to sell or encumber assets, or make loan guarantees to third parties. We were in compliance with all covenants through March 31, 2012.

Director of Development of the State of Ohio

During the year ended December 31, 2005, we received a loan from the Director of Development of the State of Ohio which consisted of the following at March 31, 2012 (in thousands):

				Borrowings Outstanding	Availability
Interest Rate	Maturity	Denomination	Original Capacity	March 31, 2012	March 31, 2012
2.25%	2015	USD	$15,000	$5,888	$—

At March 31, 2012, land and buildings with net book values of $18.8 million were pledged as collateral for this loan.

Variable Interest Rate Risk

Certain of our debt-financing agreements bear interest at EURIBOR, KLIBOR, or LIBOR. A disruption of the credit environment, as previously experienced, could negatively impact interbank lending and, therefore, negatively impact these floating rates. An increase in EURIBOR would impact our cost of borrowing under the unhedged portion of our German Facility Agreement, which was repaid in April 2012, and our entire Malaysian Euro Facility Agreement, but would not impact our cost of borrowing of the floating-rate term loan under our Malaysian Facility Agreement or the hedged portion of our German Facility Agreement as we entered into interest rate swap contracts to mitigate such risk. An increase in KLIBOR would not increase our cost of borrowing under our Malaysian Ringgit Facility Agreement as we entered into a cross-currency swap contract to mitigate such risk. An increase in LIBOR would increase our cost of borrowing under our Revolving Credit Facility.

Note 15. Commitments and Contingencies

Financial Guarantees

In the normal course of business, we occasionally enter into agreements with third parties under which we guarantee the performance of our subsidiaries related to certain service contracts, which may include services such as development, engineering, procurement of permits and equipment, construction management, and monitoring and maintenance related to solar power plants. These agreements meet the definition of a guarantee according to ASC 460, Guarantees. As of March 31, 2012 and December 31, 2011, none of these guarantees were material to our financial position.

Loan Guarantees

At March 31, 2012 and December 31, 2011, our only loan guarantees were guarantees of our own debt, as disclosed in Note 14. “Debt,” to these condensed consolidated financial statements.

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. Our revolving credit facility provides us the capacity to issue up to $600.0 million in letters of credit at a fee equal to the applicable margin for Eurocurrency revolving loans and a fronting fee. As of March 31, 2012, we had $137.8 million in letters of credit issued under the revolving credit facility with a remaining availability of $62.2 million, all of which can be used for the issuance of letters of credit. The majority of these letters of credit were supporting our systems business. In addition, as of March 31, 2012, we had $42.7 million in bank guarantees issued outside of our revolving credit facility, some of which were posted by certain of our foreign subsidiaries.

Product Warranties

When we recognize revenue for module or systems project sales, we accrue a liability for the estimated future costs of meeting our limited warranty obligations. We make and revise this estimate based primarily on the number of our solar modules under warranty installed at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of and the expected future performance of our solar modules and systems, and our estimated per-module replacement cost. See also Note 2. “Summary of Significant Accounting Policies,” for further discussion on our limited warranty obligation.

From time to time we have taken remediation actions in respect of affected modules beyond our limited warranty, and we may elect do so in the future, in which case we would incur additional expenses that are beyond our limited warranty.
Product warranty activities during the three months ended March 31, 2012 and March 31, 2011 were as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Product warranty liability, beginning of period	$157,742	$27,894
Accruals for new warranties issued	3,977	5,269
Settlements	(5,703)	(3,586)
Change in estimate of product warranty liability (1)	23,438	2,564
Product warranty liability, end of period	$179,454	$32,141
Current portion of warranty liability	$98,855	$12,608
Noncurrent portion of warranty liability	$80,599	$19,533

(1)
Changes in estimate of product warranty liability during the three months ended March 31, 2012 includes increases to our best estimate during the first quarter of $22.6 million partially related to a net increase in the expected number of replacement modules required for certain remediation efforts related to the manufacturing excursion that occurred between June 2008 and June 2009. Such estimated increase was primarily due to the completion of the analysis on certain outstanding claims as of December 31, 2011. Additionally, the remaining increase was primarily related to a change in estimate for the market value of the modules that we estimate will be returned to us under the voluntary remediation efforts that meet the required performance standards to be re-sold as refurbished modules.

Systems Repurchases

Under the sales agreements for a limited number of our solar power systems, we may be required to repurchase such systems if certain conditions, such as achieving commercial operation of the project within a certain timeframe, are not met. Although we consider the possibility that we would be required to repurchase any of our solar power systems to be unlikely, we believe our current working capital and other available sources of liquidity would be sufficient in order to make any required repurchase. If we were required to repurchase a project, we would have the ability to market and sell such project. Our liquidity may be impacted as the time between a repurchase of a project and the subsequent sale of such repurchased project may take several months.

Legal Proceedings

Class Action

On March 15, 2012, a purported class action lawsuit titled Smilovits v. First Solar, Inc., et al., Case No. 2:12-cv-00555-DGC, was filed in the United States District Court for the District of Arizona against the Company and certain of our current and former directors and officers. The complaint was filed on behalf of purchasers of the company's securities between April 30, 2008, and February 28, 2012. The complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements regarding the company's financial performance and prospects. The action includes claims for damages, and an award of costs and expenses to the putative class, including attorneys' fees. The Company believes it has meritorious defenses and will vigorously defend this action.

The action has only recently been filed and there has been no discovery or other proceedings.  Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

Derivative Actions

On April 3, 2012, a derivative action titled Tsevegmid v. Ahearn, et al., Case No. 1:12-cv-00417-CJB, was filed by a putative stockholder on behalf of the Company in the United States District Court for the District of Delaware against certain current and former directors and officers of the Company, alleging breach of fiduciary duties and unjust enrichment. The complaint generally alleges that from June 1, 2008, to March 7, 2012, the defendants caused or allowed false and misleading statements to be made concerning the company's financial performance and prospects. The action includes claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company's corporate governance, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys' fees. On April 10, 2012, a second derivative complaint was filed in the United States District Court for the District of Delaware. The complaint, titled Brownlee v. Ahearn, et al., Case No. 1:12-cv-00456-CJB, contains similar allegations and seeks similar relief to the Tsevegmid action. By Court order on April 30, 2012, pursuant to the parties' stipulation, the Tsevegmid action and the Brownlee action were consolidated into a single action in the United States District Court for the District of Delaware and defendants will file a motion to challenge Delaware as the appropriate venue for the consolidated action no later than May 15, 2012.

On April 12, 2012, a third derivative complaint was filed in the United States District Court for the District of Arizona, titled Tindall v. Ahearn, et al., Case No. 2:12-cv-00769-ROS. In addition to alleging claims and seeking relief similar to the claims and relief asserted in the Tsevegmid and Brownlee actions, the Tindall complaint alleges violations of Sections 14(a) and 20(b) of the Securities Exchange Act of 1934. On April 19, 2012, a fourth derivative complaint was filed in the United States District Court for the District of Arizona, titled Nederhood v. Ahearn, et al., Case No. 2:12-cv-00819-JWS. The Nederhood compliant contains similar allegations and seeks similar relief to the Tsevegmid and Brownlee actions. First Solar believes that plaintiffs in the derivative actions lack standing to pursue litigation on behalf of First Solar.

The actions have only recently been filed and there has been no discovery or other proceedings.  Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

Note 16. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as an expense over the grant recipients’ requisite service periods, in accordance with ASC 718, Compensation - Stock Compensation. The share-based compensation expense that we recognized in our consolidated statements of operations for the three months ended March 31, 2012 and March 31, 2011 was as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Share-based compensation expense included in:
Cost of sales	$8,258	$6,853
Research and development	3,221	3,287
Selling, general and administrative	11,296	14,684
Production start-up	653	743
Restructuring	166	—
Total share-based compensation expense	$23,594	$25,567

The following table presents our share-based compensation expense by type of award for the three months ended March 31, 2012 and March 31, 2011 (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Stock options	$231	$382
Restricted stock units	24,012	25,442
Unrestricted stock	175	226
Stock purchase plan	235	—
Net amount absorbed into inventory	(1,059)	(483)
Total share-based compensation expense	$23,594	$25,567

Share-based compensation cost capitalized in our inventory was $4.3 million and $3.3 million at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, we had an immaterial amount of unrecognized share-based compensation cost related to unvested stock option awards, which we expect to recognize as an expense over a weighted-average period of approximately 0.2 years, and $180.2 million of unrecognized share-based compensation cost related to unvested restricted stock units, which we expect to recognize as an expense over a weighted-average period of approximately 2.1 years.

Note 17. Income Taxes

Our effective tax rates were (1.5)% and 12.8% for the three months ended March 31, 2012 and March 31, 2011, respectively. Our effective tax rate was lower during the three months ended March 31, 2012 compared with the three months ended March 31, 2011 primarily due to the reduction in pre-tax profits during such periods, offset by an increase in tax expense related to the establishment of a valuation allowance of $12.3 million against previously established deferred tax assets, a greater percentage of profits earned in higher tax jurisdictions, and losses being generated in jurisdictions for which no tax benefit is being recorded. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate primarily due to the benefit associated with foreign income taxed at lower rates including the beneficial impact of the Malaysian tax holiday, and additional tax expense attributable to losses earned in jurisdictions in which no tax benefits could be recorded, in addition to the establishment of a valuation allowance against previously established deferred tax assets.

At each period end, we exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our likelihood of utilizing any future tax benefit from our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions during the future periods in which the underlying tax-deductible temporary differences become deductible. We determined the valuation allowance on our deferred tax assets in accordance with the provisions of ASC 740, Accounting for Income Taxes, which require us to weigh both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized.

After applying the evaluation guidance of ASC 740 as of March 31, 2012, we concluded that as a result of our restructuring it was not more-likely-than-not that $12.3 million of previously established non-U.S. net deferred tax assets related to our European operations would be realized during future periods. The recording of valuation allowances was based upon management's assessment of the available evidence at March 31, 2012 and was primarily based upon closure of European operations due to the expected future market demand and the lack of legislative support for utility-scale solar projects in Europe. In addition, as a result of the establishment of such a valuation allowance, no tax benefits are being recognized in relation to current year European operations' expected operating losses.

Our Malaysian subsidiary has been granted a long-term tax holiday that expires in 2027. The tax holiday, which generally provides for a 100% exemption from Malaysian income tax, is conditional upon our continued compliance in meeting certain employment and investment thresholds.

Note 18. Net Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per share is computed giving effect to all potential dilutive common stock, including employee stock options, restricted stock units, stock purchase plan, and contingently issuable shares, unless there is a net loss per share for the period.

The calculation of basic and diluted net (loss) income per share for the three months ended March 31, 2012 and March 31, 2011 was as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2012	March 31, 2011
Basic net (loss) income per share
Numerator:
Net (loss) income	$(449,416)	$115,968
Denominator:
Weighted-average common stock outstanding	86,507	85,324
Diluted net (loss) income per share
Denominator:
Weighted-average common stock outstanding	86,507	85,324
Effect of stock options, restricted stock units outstanding, stock purchase plan, and contingent issuable shares	—	1,729
Weighted-average shares used in computing diluted net (loss) income per share	86,507	87,053

	Three Months Ended
	March 31, 2012	March 31, 2011
Per share information — basic:
Net (loss) income per share	$(5.20)	$1.36

Per share information — diluted:
Net (loss) income per share	$(5.20)	$1.33

The following number of outstanding employee stock options and restricted stock units were excluded from the computation of diluted net (loss) income per share for the three months ended March 31, 2012 and March 31, 2011 as they would have had an antidilutive effect (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Restricted stock units and options to purchase common stock	967	92

Note 19. Comprehensive Income

Comprehensive (loss) income, which includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, the impact of which, has been excluded from net (loss) income and reflected as components of stockholders’ equity, was as follows for the three months ended March 31, 2012 and March 31, 2011 (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Net (loss) income	$(449,416)	$115,968
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	13,509	23,795
Unrealized (loss) gain on marketable securities for the period (net of tax of $676 and $1,067, respectively)	(4,051)	(7,458)
Less: reclassification for losses (gains) included in net income (net of tax of $0 and $7, respectively)	(13)	(45)
Unrealized (loss) gain on marketable securities	(4,064)	(7,503)
Unrealized (loss) gain on derivative instruments for the period (net of tax of $2,249 and $0, respectively)	(5,659)	(53,035)
Less: reclassification for losses (gains) included in net income (net of tax of $1,757 and $0, respectively)	(9,641)	12,585
Unrealized (loss) gain on derivative instruments	(15,300)	(40,450)
Other comprehensive (loss) income, net of tax	(5,855)	(24,158)
Comprehensive (loss) income	$(455,271)	$91,810

Components of accumulated other comprehensive income (loss) at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011
Foreign currency translation adjustments	$(34,872)	$(48,381)
Unrealized gain on marketable securities, net of tax of $(4,063) and $(4,740) as of March 31, 2012 and December 31, 2011, respectively	20,367	24,431
Unrealized gain on derivative instruments, net of tax of $(2,362) and $(6,368) as of March 31, 2012 and December 31, 2011, respectively	3,613	18,913
Accumulated other comprehensive loss	$(10,892)	$(5,037)

Note 20. Statement of Cash Flows

The following table presents a reconciliation of net income to net cash used in operating activities for the three months ended March 31, 2012 and March 31, 2011 (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Net (loss) income	$(449,416)	$115,968
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	73,164	48,269
Impairment of long-lived assets	347,087	628
Impairment of project assets	2,232	3,118
Share-based compensation	23,594	25,567
Remeasurement of monetary assets and liabilities	10,600	1,430
Deferred income taxes	2,943	(12,474)
Excess tax benefit from share-based compensation arrangements	(9,489)	—
Gain on sales of marketable securities, investments, and restricted investments, net	(13)	(52)
Other operating activities	(880)	(381)
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled	(26,871)	(57,377)
Prepaid expenses and other current assets	51,050	(42,655)
Other assets	(4,467)	631
Inventories and balance of systems parts	(251,257)	(73,289)
Project assets and deferred project costs	42,299	(49,483)
Accounts payable	14,000	16,294
Income taxes payable	(12,550)	10,786
Accrued expenses and other liabilities	162,841	(51,562)
Accrued solar module collection and recycling liability	8,997	20,769
Total adjustments	433,280	(159,781)
Net cash used in operating activities	$(16,136)	$(43,813)

Note 21. Segment Reporting

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

Our second segment is our fully integrated systems business (“systems segment”), through which we provide a complete PV solar power system, which includes project development, EPC services, O&M services, when applicable, and project finance, when required. We may provide our full EPC or any combination of individual services within our EPC capabilities. All of our systems segment service offerings are for PV solar power systems which use our solar modules, and such services are sold directly to investor owned utilities, independent power developers and producers, commercial and industrial companies, and other system owners.

Our Chief Operating Decision Maker (CODM), consisting of certain members of senior executive staff, has viewed the manufacturing and sale of solar modules from the components segment as the core driver of our resource allocation, profitability, and cash throughput. All sales or service offerings from our systems segment are for PV solar power systems that use our solar modules, which are designed and manufactured by our components segment. As a result, we have viewed our systems segment as an enabler to drive module throughput. Our systems segment enables solar module throughput by developing state of the art construction techniques and process management to reduce the installed cost of our PV systems and, accordingly, this business was not intended to generate profits that are independent of the underlying solar modules sold with such systems segment service offerings. Therefore, for the three months ended March 31, 2012 and March 31, 2011, our CODM viewed the primary objective of our systems segment is to achieve break-even results before income taxes.

After we have determined the amount of revenue earned for each system sale following the applicable guidance for the underlying arrangement, we allocate module revenue from the systems segment to the components segment based on how our CODM strategically views these segments. We determine the amount of module revenue to be allocated from the systems segment to the components segment based on the principle that the systems segment is an enabler operating at break-even results to drive module throughput for the components business. All of our solar modules are manufactured by our components segment. The amount of module revenue allocated from the systems segment to the components segment is equal to the cost of the solar modules plus the earned margin (or estimated margin in the case of percentage-of-completion accounting) for our systems projects for the period the module revenue allocation relates to.

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

Compensation by the components segment to the systems segment during the three months ended March 31, 2012 and March 31, 2011 was as follows (in millions):

	Three Months Ended
	March 31, 2012	March 31, 2011
Compensation by the Components Segment to the Systems Segment	$—	$26.2

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

Repayment of prior period compensation by the systems segment to the components segment during the three months ended March 31, 2012 and March 31, 2011 was as follows (in millions):

Three Months Ended
	March 31, 2012	March 31, 2011
Repayment of Prior Period Compensation by the Systems Segment to the Components Segment	$—	$—

Any surplus systems segment income before income taxes for any given period after such repayment would then result in an additional allocation of net sales from the systems segment to the components segment to achieve break-even results based on how our CODM views these segments.

Additional revenue allocated from the systems segment to the components segment during the three months ended March 31, 2012 and March 31, 2011 was as follows (in millions):

	Three Months Ended
	March 31, 2012	March 31, 2011
Additional Revenue Allocated from the Systems Segment to the Components Segment	$58.9	$—

Financial information about our segments during the three months ended March 31, 2012 and March 31, 2011 was as follows (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Components	Systems	Total	Components	Systems	Total
Net sales	$232,753	$264,302	$497,055	$519,519	$47,774	$567,293
Gross profit	$42,164	$34,581	$76,745	$258,258	$1,407	$259,665
(Loss) income before income taxes	$(456,486)	$—	$(456,486)	$133,007	$—	$133,007
Goodwill	$—	$65,444	$65,444	$393,365	$65,444	$458,809
Total assets	$3,869,417	$1,904,095	$5,773,512	$3,887,239	$546,742	$4,433,981

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems revenue recognized for the three months ended March 31, 2012 and March 31, 2011. For the purposes of the following table, (i) “Solar module revenue” is composed of total revenues from the sale of solar modules to third parties, which did not includes any systems segment service offering, and (ii) “Solar power system revenue” is composed of total revenues from the sale of our solar power systems and related services including the solar modules installed in such solar power systems.

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011
Solar module revenue	$67,409	$505,742
Solar power system revenue	429,646	61,551
Net sales	$497,055	$567,293

Note 22. Subsequent Events

See Note 4. “Restructuring,” to our condensed consolidated financial statements for details on our restructuring initiatives announced in April 2012. Additionally, see Note 14. “Debt,” to our condensed consolidated financial statements for details on our voluntary debt repayments made in April 2012.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (Exchange Act) and the Securities Act of 1933, which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; research and development programs and our ability to improve the conversion efficiency of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue” the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in Item 1A: “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and other factors. You should carefully consider the risks and uncertainties described under this section.

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

In addressing overall growing global demand for PV solar electricity, we have developed a differentiated, fully integrated systems business that can provide a low-cost turn-key utility-scale PV system solution for system owners and low cost electricity to utility end-users. Our fully integrated systems business has enabled us to increase module throughput, drive cost reduction across the value chain, identify and break constraints to sustainable markets, and deliver compelling solutions to our customers and end-users. With our fully integrated systems business, we believe we are in a position to expand our business in economically sustainable markets (in which support programs are minimal), which are expected to develop in areas with abundant solar resources and sizable electricity demand. We are committed to continually lowering the cost of solar electricity, and in the long term, we plan to compete on an economic basis with conventional fossil-fuel-based peaking power generation.

In furtherance of our goal of delivering the lowest cost of solar electricity and achieving price parity with conventional fossil-fuel-based peak electricity generation, we are continually focused on reducing PV solar system costs in four primary areas: module manufacturing, balance of systems (BoS) costs (consisting of the costs of the components of a solar power system other than the solar modules, such as inverters, mounting hardware, grid interconnection equipment, wiring and other devices, and installation labor costs), project development costs, and the cost of capital. First, with respect to our module manufacturing costs, our advanced technology has allowed us to reduce our average module manufacturing costs to the lowest in the world for modules produced on a commercial scale, based on publicly available information. In the three months ended March 31, 2012, our total average manufacturing costs were $0.73 per watt, which we believe is less than those of traditional crystalline silicon solar module manufacturers. By continuing to improve conversion efficiency, production line throughput, and lower material costs, we believe that we can further reduce our manufacturing costs per watt and maintain our cost advantage over traditional crystalline silicon solar module manufacturers. Second, with respect to our BoS costs, by continuing to improve conversion efficiency, leverage volume procurement around standardized hardware platforms, and accelerate installation times, we believe we can continue to make reductions in BoS costs, which represent over half of all of the costs associated with a typical utility-scale PV solar power system. Third, with respect to our project development costs, we seek optimal site locations in an effort to minimize transmission and permitting costs, and to accelerate lead times to electricity generation. Finally, with respect to our cost of capital, by continuing to demonstrate the financial viability and operational performance of our utility-scale PV solar power plants and increase our PV solar power system operating experience, we believe we can continue to lower the cost of capital associated with our PV solar power systems, thereby further enhancing the economic viability of our projects and lowering the cost of electricity generated by PV solar power systems that incorporate our modules and technology.

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

We operate our business in two segments. Our components segment designs, manufactures, and sells solar modules primarily to solar project developers and system integrators. Through our systems segment, we have the capability to provide a complete PV solar power system, using our solar modules, for utility-scale or large commercial systems. Providing a complete PV solar power system includes project development, engineering, procurement, and construction (EPC), operating and maintenance (O&M) services, when applicable, and project finance, when required. We view the sale of solar modules from the components segment as the core driver of our profitability and cash throughput. We view our systems segment as an enabler to drive module throughput for our components business with the objective of achieving break-even results before income taxes for our systems segment. See Note 21. “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-

Q.

Market Overview

The solar industry is experiencing a challenging environment, categorized by intense pricing competition, bankruptcies of several solar companies, many solar companies with little or no operating income, and announcements of manufacturing shut-downs or slow-downs. In the aggregate, manufacturers of solar modules and cells have installed production capacity that significantly exceeds global demand. As a result, industry average module pricing has declined significantly as competitors have reduced prices to sell-through inventories in Europe and elsewhere. We believe this structural imbalance between supply and demand (i.e., where production capacity significantly exceeds current global demand) may continue for the foreseeable future, and we expect it will continue to put pressure on pricing and our results of operations in 2012. In light of such market realities, we have begun to execute our Long Term Strategic Plan described below under which we are focusing on our competitive strengths, notably providing utility-scale PV generation solutions to sustainable geographic markets that have an immediate need for mass-scale PV electricity.

The major European governments continue to seek to balance subsidy costs with their commitment to the EU directive’s goal of a 20% share of energy from renewable sources in the EU by 2020. These governments continue to adopt or evaluate changes to their FiT structures, market caps, and/or tender processes. In many instances, such revised or proposed FiT structures would particularly impact the competitiveness of our core offering of large-scale free field PV systems and modules to be installed in such systems. For instance, the German Parliament recently approved significant and accelerated FiT reductions for projects up to 10 MW and an elimination of FiTs for projects over 10 MW. The resulting market uncertainties, together with increased European financing environment constraints, have contributed to demand pauses and increased customer difficulties, which, in conjunction with increased industry-wide manufacturing capacity, have contributed to excess industry channel inventories. In the first quarter of 2012, industry average module pricing continued to decline as competitors reduced prices to sell-through inventories in Europe and elsewhere in light of these factors. Lower industry module pricing, while currently challenging for solar manufacturers, in particular those with high cost structures, is expected to continue to contribute to global market diversification and volume elasticity. Over time, declining average selling prices are consistent with the erosion of one of the primary historical constraints to widespread solar market penetration, namely its overall affordability. In the near term, however, in light of continually evolving FiT structures in our core European markets and increased industry-wide manufacturing capacity, it is uncertain whether growing demand from other countries and markets could absorb industry-wide module supply without further inventory build-up and/or price reductions, which could adversely affect our results of operations. If competitors reduce module pricing to levels below their manufacturing costs, or are able to operate at minimal or negative operating margins for sustained periods of time, our results of operations could be further adversely affected. We continue to mitigate this uncertainty in part by executing on and building our North American utility-scale systems pipeline as a buffer against demand fluctuations in Europe and elsewhere; by accelerating our thin-film module efficiency improvements and cost reduction roadmaps to increase our competitive advantage, profitability and capital efficiency; by adjusting our production plans and capacity utilization to match expected demand, and by continuing the development of other geographic markets, including those in India, Australia, the Middle East, South America, and China.

The development of solar markets outside of the European Union continued during the first quarter of 2012, in part aided by demand elasticity resulting from declining industry average selling prices, which make solar power more affordable to new markets, and we have continued to develop our localized presence and expertise in these markets. In India, we announced in March 2012 the commissioning by one of India's leading power generation companies of a 40 megawatt MW AC ground-mounted PV plant in the state of Rajasthan that will provide clean energy to Mumbai utilizing First Solar modules. Australia's largest solar PV power project reached a major construction milestone in April 2012 as we commenced solar module installation at a 10 MW AC solar farm that will help power the Southern Seawater Desalination Plant in Western Australia.  In Thailand, we announced in February 2012 the completion of a 7.5 MW DC solar plant using First Solar modules, one of the largest PV projects to date in that country.

In North America, we continue to execute on our utility-scale systems pipeline. We continue to make construction progress on what will be among the world’s four largest solar PV facilities: the 550 MW AC Desert Sunlight Solar Farm, located west of Blythe, California, the 550 MW AC Topaz Solar Farm, located in San Luis Obispo County, California, the 290 MW AC Agua Caliente project in Arizona, and the 230 MW AC Antelope Valley Solar Ranch One project, located just north of Los Angeles, California. We expect a substantial portion of our consolidated net sales, operating income and cash flows through the end of 2014 to be derived from these four projects.  We continue to advance the development and selling efforts for the other projects included in our pipeline, such as completing the sales of our 40MW AC St. Clair project in Canada and our 50MW AC Silver State North project in Nevada, both in March 2012.  In addition, we continue to add to our pipeline, such as our acquisition of a 20MW AC project in Maryland in March 2012.
In the components business, we continue to face intense competition from manufacturers of crystalline silicon solar modules and other types of solar modules and PV systems. Solar module manufacturers compete with one another in several product performance attributes, including reliability and module cost per watt, and, with respect to solar power systems, return on equity (ROE) and levelized cost of electricity (LCOE), meaning the net present value of total life cycle costs of the solar power project divided by the quantity of energy which is expected to be produced over the system’s life. The ability to expand manufacturing capacity quickly is another source of differentiation among solar module manufacturers, and certain of our competitors may have a faster response time to capacity expansion than we do and/or an ability to expand capacity in finer increments than we can. We are the lowest cost PV module manufacturer in the solar industry for modules produced on a commercial scale, based on publicly available information, and our average manufacturing cost per watt declined from $0.75 during the three months ended March 31, 2011 to $0.73 during the three months ended March 31, 2012. This cost advantage is reflected in the price at which we sell our modules or fully integrated systems and enables our systems to compete favorably in respect of their ROE or LCOE. Our cost competitiveness is based in large part on our proprietary technology (which enables conversion efficiency improvements and enables us to produce a module in less than 2.5 hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), our scale, and our operational excellence. In addition, our modules use approximately 1-2% of the amount of semiconductor material (i.e., silicon) that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels. Polysilicon costs declined over the past year, contributing to a decline in our manufacturing cost advantage over crystalline silicon module manufacturers. Although we are not a crystalline silicon module manufacturer, we estimate, based on industry research and public disclosures of our competitors, that a $10 per Kg increase or decrease in the price of polysilicon could increase or decrease, respectively, our competitors’ manufacturing cost per watt by approximately $0.05 to $0.08 over time. Given the lower conversion efficiency of our modules compared to crystalline silicon modules, there may be higher BoS costs associated with systems using our modules. Thus, to compete effectively on the basis of LCOE, our modules need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules. During the three months ended March 31, 2012, we reduced our manufacturing cost per watt by 3% from our cost per watt in the three months ended March 31, 2011 and continued to reduce BoS costs associated with systems using our modules.
While our modules currently enjoy competitive advantages in these product performance attributes, there can be no guarantee that these advantages will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in additional margin compression, further declines in the average selling prices of our solar modules, erosion in our market share for modules, decreases in the rate of revenue growth, and/or declines in overall revenues. We have taken, and continue to take, various actions to mitigate the potential impact resulting from competitive pressures, including adjusting our pricing policies as necessary, accelerating progress along our module and BoS cost reduction roadmaps, and focusing our research and development on increasing the conversion efficiency of our solar modules.

As we expand our systems business into sustainable markets, we can offer value beyond the PV module, reduce our exposure to module-only competition, provide differentiated offerings to minimize the impact of solar module commoditization, and provide comprehensive utility-scale PV systems solutions that significantly reduce solar electricity costs. Thus, our systems business allows us to play a more active role than many of our competitors in managing the demand for our solar modules. Finally, we seek to form and develop strong partner relationships with our customers and continue to develop our range of offerings, including EPC capabilities and O&M or M&D services, in order to enhance the competitiveness of systems using our solar modules.

Long Term Strategic Plan

In May 2012 we provided information regarding our long term strategic plan ("Long Term Strategic Plan" or "LTSP") to transition to primarily sustainable opportunities by the end of 2016. In executing the LTSP we will focus on providing solar PV generation solutions to sustainable geographic markets that we believe have a compelling need for mass-scale PV electricity, including new markets throughout the Americas, Asia, the Middle East, and Africa. As part of our LTSP, we expect to focus on opportunities in which our solar PV generation solutions will compete directly with fossil fuel offerings on a levelized cost of energy basis. Execution of the LTSP will entail a reallocation of resources around the globe, in particular dedicating resources to regions such as Latin America, Asia, the Middle East, and Africa where we have not traditionally conducted significant business to date. We will evaluate and manage closely the appropriate level of resources required as we transition into and penetrate these specific markets. We intend to dedicate significant capital and human resources to reduce the total installed cost of solar PV generation, to optimize the design and logistics around our solar PV generation solutions, and to ensure that our solutions integrate well into the overall electricity ecosystem of the specific region.

Manufacturing Capacity

As of March 31, 2012, we had 36 production lines with an annual global manufacturing capacity of approximately 2.4 GW at our manufacturing plants in Perrysburg, Ohio, Frankfurt/Oder, Germany, and Kulim, Malaysia. In April 2012, executive management approved a set of restructuring initiatives intended to reduce costs and align the Company's organization with its long-term strategic plan including expected sustainable market opportunities. As part of these initiatives, First Solar will substantially reduce its European operations including the closure of its manufacturing operations in Frankfurt (Oder), Germany by the end of the fourth quarter of 2012, reducing the number of production lines in operation by eight. In connection with a continuing objective of balancing production capabilities with market demand, the Company will be idling indefinitely the capacity of four production lines in Kulim, Malaysia. Production at the other 20 production lines in Malaysia may be idled temporarily to allow the Company to implement upgraded process technologies as part of its accelerated conversion efficiency improvement initiatives, and to better align production with expected market demand. The Company maintains the flexibility to increase Malaysian manufacturing production to all 24 lines when warranted by increased market demand. In terms of production, the Company expects its global annual manufacturing run-rate capacity exiting 2012 to be approximately 1.7 GW, which represents 24 lines (consisting of 20 lines in Malaysia and four lines in Perrysburg, Ohio) capable of running at a line run-rate of approximately 70 MW per year. The Company expects to produce between approximately 1.4 and 1.7 GW of solar modules in 2012.

Restructuring

We have undertaken a series of restructuring initiatives as further described below as part of our efforts to align our business resources with our Long Term Strategic Plan. Expenses recognized for the restructuring activities are presented in “Restructuring” on the condensed consolidated statements of operations.
December 2011 Restructuring

In December 2011, executive management approved a set of restructuring initiatives intended to accelerate operating cost reductions and improve overall operating efficiency. In connection with these restructuring initiatives, we incurred total charges to operating expense of $60.4 million in the fourth quarter of 2011 and $1.2 million in the first quarter of 2012. These charges consisted primarily of (i) $53.6 million of asset impairment and related charges due to a significant reduction in certain research and development activities that had been focused on an alternative PV product, and (ii) $8.0 million in severance benefits to terminated employees as described below, most of which is expected to be paid out by the end of 2012.

We have refocused our research and development center in Santa Clara, California on the development of advanced CdTe PV technologies, compared to a broader research and development effort prior to December 2011. We eliminated approximately 100 positions company-wide as part of the restructuring initiatives.

February 2012 Manufacturing Restructuring

In February 2012, executive management completed an evaluation of and approved a set of manufacturing capacity and other initiatives primarily intended to adjust our previously planned manufacturing capacity expansions and global manufacturing footprint. The primary goal of these initiatives was to better align production capacity and geographic location of such capacity with expected geographic market requirements and demand. In connection with these initiatives, we incurred total charges to operating expense of $129.5 million during the three months ended March 31, 2012. These charges consist primarily of (i) $97.2 million of asset impairment and related charges due to our decision in February 2012 not to proceed with our 4-line manufacturing plant under construction in Vietnam, (ii) $25.3 million of asset impairment and related charges due to our decision in February 2012 to cease the use of certain manufacturing machinery and equipment intended for use in the production of certain components of our solar modules, and (iii) $7.0 million of asset impairment and related charges primarily due to our decision in February 2012 to cease use of certain other long-lived assets.

Based upon expected future market demand and our focus on providing utility-scale PV generation solutions primarily to sustainable geographic markets, we decided not to proceed with our previously announced 4-line plant in Vietnam. As of March 31, 2012, the plant was considered “held for sale”, and an impairment charge of $92.2 million was recorded.

April 2012 European Restructuring

In April 2012, executive management approved a set of restructuring initiatives intended to align the organization with our Long Term Strategic Plan including expected sustainable market opportunities and to reduce costs. As part of these initiatives, we will substantially reduce our European operations including the closure of our manufacturing operations in Frankfurt (Oder), Germany by the end of the fourth quarter of 2012. Due to the lack of policy support for utility-scale solar projects in Europe, we do not believe there is a business case for continuing manufacturing operations in Germany. Additionally, we will substantially reduce the size of our operations in Mainz, Germany and elsewhere in Europe. We will also be idling indefinitely the capacity of four production lines at our manufacturing center in Kulim, Malaysia beginning in May 2012. These actions, combined with additional reductions in administrative and other staff in North America, will reduce First Solar's workforce by approximately

2,000 associates.

The restructuring and related initiatives resulted in total charges of $270.4 million in the three months ended March 31, 2012, including: (i) $230.1 million in asset impairments and related charges, primarily related to the Frankfurt (Oder) plants; (ii) $10.5 million in severance and termination related costs; and (iii) $29.8 million for the required repayment of German government grants related to the second Frankfurt (Oder) plant.

We recorded a impairment charge of $224.2 million primarily related to the long-lived assets at our Frankfurt (Oder) plant and the remaining carrying value for such impaired long-lived assets is $40.2 million. We expect to incur between $40 million and $80 million in additional restructuring expense during the remainder of 2012 primarily related to the severance and termination related costs associated with such restructuring initiatives.

The cost savings expected from these restructuring initiatives are between $30 million to $60 million in 2012 and $100 million to $120 million annually after 2012.

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

Net sales

Components Business

We generally price and sell our solar modules per watt of power. During the three months ended March 31, 2012, the substantial majority of net sales from the components business related to modules included in our solar systems described below under "Net Sales — Systems Business." Other than the modules included in our solar systems, we sold the majority of our solar modules to solar power system project developers, system integrators, and operators headquartered in the United States, Germany, and India, which either resell our solar modules to end-users or integrate them into power plants that they own, operate, or sell.

As of March 31, 2012, we had supply contracts for the sale of solar modules expiring at the end of 2012 with certain solar power system project developers and system integrators headquartered within the European Union (Supply Contracts). Our sales prices under the Supply Contracts are primarily denominated in Euro, exposing us to risks from currency exchange rate fluctuations. During the three months ended March 31, 2012, 33% of our components business net sales were denominated in Euro and were subject to fluctuations in the exchange rate between the Euro and U.S. dollar. In the past, we have amended pricing, volume, and other terms in our Supply Contracts on a prospective basis in order to remain competitive, and we may decide in the future to further amend these contracts in order to address the highly competitive environment for solar modules.

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

Net sales from our systems business are impacted by numerous factors, including the the competitiveness of our systems offering in comparison to our competitors solar systems and other forms of electricity generation, the magnitude and effectiveness of renewable portfolio standards, economic incentives, and other PV system demand drivers.

We recognize revenue for arrangements entered into by our systems business generally using two revenue recognition models, following the guidance in ASC 605, Accounting for Long-term Construction Contracts or, for arrangements which include land or land rights, ASC 360, Accounting for Sales of Real Estate.

For construction contracts that do not include land or land rights and thus are accounted for under ASC 605, we use the percentage-of-completion method using actual costs incurred over total estimated costs to complete a project (including module costs) as our standard accounting policy, unless we cannot make reasonably dependable estimates of the costs to complete the contract, in which case we would use the completed contract method. We periodically revise our contract cost and profit estimates and we immediately recognize any losses that we identify on such contracts. Incurred costs include all installed direct materials, costs for installed solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. We recognize direct material costs and costs for solar modules as incurred costs when the direct materials and solar modules have been installed in the project. When construction contracts or other agreements specify that title to direct materials and solar modules transfers to the customer before installation has been performed, we defer revenue and associated costs and recognize revenue once those materials are installed and have met all other revenue recognition requirements. We consider direct materials and solar modules to be installed when they are permanently attached or fitted to the solar power systems as required by engineering designs.

For arrangements recognized under ASC 360, typically when we have gained control of land or land rights, we record the sale as revenue using one of the following revenue recognition methods, based upon the substance and form of the terms and conditions of such arrangements:

We apply the percentage-of-completion method to certain arrangements covered under ASC 360, when a sale has been consummated, we have transferred the usual risks and rewards of ownership to the buyer, the initial and continuing investment criteria have been met, we have the ability to estimate our costs and progress toward completion, and all other revenue recognition criteria have been met. Depending on the value of the initial payments and continuing payments commitment by the buyer, we may align our revenue recognition and release of project assets to cost of sales with the receipt of payment from the buyer for sales arrangements accounted for under ASC 360.

We record revenue for certain arrangements covered under ASC 360 after construction of a project is substantially complete, we have transferred the usual risks and rewards of ownership to the buyer, and we have received payment from the buyer.

The following tables summarize, as of May 3, 2012, our approximately 2.7 GW AC North American utility systems advanced project pipeline. As of March 31, 2012, for such pipeline, we have recognized revenue with respect to the equivalent of approximately 229 MW AC. Such amount refers to the total cumulative revenue recognized with respect to projects in our pipeline, divided by total contracted revenue for such projects multiplied by the total MW AC for such projects.

Projects Sold/Under Contract
(includes uncompleted sold projects, projects under contracts for sale subject to conditions precedent, EPC contracts, and partner developed contracts)

Project/Location	Project Size in MW AC (1)	Power Purchase Agreement (PPA)	Third Party Owner/Purchaser
Topaz, California	550	PG&E	MidAmerican
Sunlight, California	550	PG&E / SCE	NextEra/GE
Agua Caliente, Arizona	290	PG&E	NRG / MidAmerican
AV Solar Ranch One, California	230	PG&E	Exelon
Copper Mountain 2, Nevada	150	PG&E	Sempra (2)
Imperial Energy Center South, California	130	SDG&E	Tenaska (2)
Alpine, California	66	PG&E	NRG (2)
Silver State North, Nevada	50	NV Energy	Enbridge
Avra Valley, Arizona	26	Tucson EP	NRG (2)
Walpole, Ontario, Canada	20	OPA (4)	GE/Alterra
Belmont, Ontario, Canada	20	OPA (4)	GE/Alterra
Mount St. Mary’s, Maryland	16	UOG (3)	Constellation
Amherstburg 1, Ontario, Canada	10	OPA (4)	GE/Alterra
Greenough River, Australia	10	WA Water	Verve/GE (2)
Total	2,118

Projects Permitted – Not Sold

Project/Location	Project Size in MW AC (1)	Power Purchase Agreement (PPA)
Maryland Solar, Maryland	20	FE Solutions
Total	20

Projects in Development with Executed PPA

Project/Location	Project Size in MW AC (1)	Power Purchase Agreement (PPA)
Stateline, California	300	SCE
Silver State South, Nevada	250	SCE
Total	550

Key:

(1)
The volume of modules installed in MW DC (direct current) will be higher than the MW AC size pursuant to a DC-AC ratio ranging from 1.2-1.4. Such ratio varies across different projects due to various system design factors.

(2)	EPC contract or partner developed project

(3)	UOG = Utility Owned Generation

(4)	OPA = Ontario Power Authority RESOP program

Cost of sales

Components Business

Our cost of sales includes the cost of raw materials and components for manufacturing solar modules, such as tempered back glass, transparent conductive oxide coated front glass, cadmium telluride, laminate, connector assemblies, laminate edge seal, and other items. Our cost of sales also includes direct labor for the manufacturing of solar modules and manufacturing overhead such as engineering, equipment maintenance, environmental health and safety, quality and production control, and procurement costs. Cost of sales also includes depreciation of manufacturing plant and equipment and facility-related expenses. In addition, we accrue shipping, warranty and solar module collection and recycling costs to our cost of sales.

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

Systems Business

Within our systems business, project-related costs include standard EPC costs (consisting primarily of BoS costs for inverters, electrical and mounting hardware, project management and engineering costs, and installation labor costs), site specific costs, and development costs (including transmission upgrade costs, interconnection fees, and permitting costs). As further described in Note 21. “Segment Reporting,” to our condensed consolidated financial statements included within this Quarterly Report on Form 10-Q, at the time when all revenue recognition criteria are met, we include the sale of our solar modules manufactured by our components business and used by our systems business (excluding inter-company profit) as net sales of our components business. Therefore, the related cost of sales are also included within our components business at that time.

Gross profit

Gross profit is affected by numerous factors, including our module average selling prices, competitive pressures, market demand, market mix, our manufacturing costs, BoS costs, project development costs, the effective utilization of our production facilities, foreign exchange rates, and the existence and effectiveness of subsidies and other economic incentives. Gross profit is also affected by the mix of net sales generated by our components and systems businesses. Our systems business generally operates at a lower gross profit margin due to the pass-through nature of certain BoS components procured from third parties. Gross profit for our systems business excludes the sales and cost of sales for solar modules, which we include in the gross profit of our components business.

Research and development

Research and development expense consists primarily of salaries and personnel-related costs, the cost of products, materials, and outside services used in our process and product research and development activities. We acquire equipment for general use in further process and product development and record the depreciation of this equipment as research and development expense. Currently, the majority of our research and development expenses are attributable to our components segment.

See Note 4. “Restructuring,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

We maintain a number of programs and activities to improve our technology and processes in order to enhance the performance and reduce the costs of our solar modules and PV systems using our modules.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expenses, and other selling expenses. We expect selling, general and administrative expense to decline as we reduce costs in connection with our restructuring activities, which is a component of our Long Term Strategic Plan.

Our systems business has certain of its own dedicated administrative key functions, such as accounting, legal, finance, project finance, human resources, procurement, and marketing. Costs for such functions are recorded and included within selling, general and administrative costs for our systems segment. Our corporate key functions consist primarily of company-wide corporate tax, corporate treasury, corporate accounting and finance, corporate legal, investor relations, corporate communications, and executive management functions. Such corporate functions benefit both the components and systems segments. We allocate corporate costs to the components or systems segment as part of selling, general and administrative costs, based upon the estimated benefits to each segment from the corporate functions.

Production start-up

Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. Costs related to equipment upgrades and implementation of manufacturing process improvements are also included in production start-up expense. Additionally, it includes all expenses related to the selection of a new site and the related legal and regulatory costs, and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. Production start-up expense is attributable to our components segment. The balancing of our production capabilities with market demand is a core component of our manufacturing capacity expansion strategy and our Long Term Strategic Plan. See Note 4. “Restructuring,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Restructuring

Restructuring expenses include those expenses incurred related to various restructuring initiatives and include severance and employee termination costs, asset impairment and impairment related costs, costs associated with contract terminations and other restructuring related costs. Such restructuring costs are presented in “Restructuring” on the condensed consolidated statements of operations. Expenses recognized for restructuring activities are discussed further above under "Restructuring."

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

Interest expense, net

Interest expense is incurred on various debt financings. We capitalize interest expense into our property, plant and equipment, project assets, and deferred project costs when such costs qualify for interest capitalization, reducing the amount of interest expense reported in any given reporting period.

Income tax (benefit) expense

Income taxes are imposed on our income by taxing authorities in the various jurisdictions in which we operate, principally the United States, Germany, and Malaysia. The statutory federal corporate income tax rate in the United States is 35.0%, whereas the tax rates in Germany and Malaysia are approximately 29.4% and 25.0%, respectively. In Malaysia, we have been granted a long-term tax holiday, scheduled to expire in 2027, pursuant to which substantially all of our income earned in Malaysia is exempt from income tax.

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

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2012	March 31, 2011
Net sales	100.0%	100.0%
Cost of sales	84.6%	54.2%
Gross profit	15.4%	45.8%
Research and development	7.3%	5.5%
Selling, general and administrative	18.5%	15.3%
Production start-up	0.8%	2.1%
Restructuring	80.7%	—%
Operating (loss) income	(91.8)%	22.8%
Foreign currency (loss) gain	(0.2)%	0.2%
Interest income	0.6%	0.5%
Interest expense, net	(0.2)%	—%
Other income (expense), net	(0.2)%	(0.1)%
Income tax (benefit) expense	(1.4)%	3.0%
Net (loss) income	(90.4)%	20.4%

Three Months Ended March 31, 2012 and March 31, 2011

Net sales

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	Three Month Period Change
Net sales	$497,055	$567,293	$(70,238)	(12)%

The 12% decrease in net sales during the three months ended March 31, 2012 compared with the three months ended March 31, 2011 was primarily due to a 55% decrease in the volume of modules sold in terms of watts, and a 10% decrease in our module average selling price (ASP) for our components business, partially offset by an increase in net sales by our systems business.

Net sales for our systems business, excluding solar modules for such systems projects, increased by $216.5 million during the three months ended March 31, 2012 compared with the three months ended March 31, 2011, primarily due to an increase in the number and size of the various utility-scale solar power systems under construction between the periods.

Cost of sales

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	Three Month Period Change
Cost of sales	$420,310	$307,628	$112,682	37%
% of net sales	84.6%	54.2%

The 37% increase in cost of sales during the three months ended March 31, 2012 compared with the three months ended March 31, 2011 was primarily due to a $183.4 million increase in balance of systems and other construction costs related to an increase in the number and size of various utility-scale solar power systems under construction between the periods. There was also a $27.0 million increase in expense for costs associated with voluntary remediation efforts for our 2008-2009 manufacturing excursion, a $26.9 million increase for certain lower of cost or market inventory write-downs primarily as a result of declines in market pricing during the quarter, a $11.7 million increase related to accelerated depreciation for certain manufacturing equipment that will be replaced as part of our planned equipment upgrade program, and a $6.0 million increase related to the underutilization of our factories primarily related to the idling of 4-lines in Germany during the quarter. These increases were partially offset by reductions in costs due to lower sales volumes.

We expensed $196.8 million total-to-date in connection with our voluntary remediation efforts for module removal, replacement and logistical services related to the 2008-2009 manufacturing excursion. Such amounts include $27.0 million of expense in the first quarter of 2012. See Note 9. “Consolidated Balance Sheet Details,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

Our average manufacturing cost per watt declined by $0.02, or 3%, from $0.75 in the three months ended March 31, 2011 to $0.73 in the three months ended March 31, 2012, which included $0.01 of non-cash share-based compensation.

Gross profit

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	Three Month Period Change
Gross profit	$76,745	$259,665	$(182,920)	(70)%
% of net sales	15.4%	45.8%

Gross profit as a percentage of net sales decreased by 30.4 percentage points in the three months ended March 31, 2012 compared with the three months ended March 31, 2011. This decrease was attributable primarily to a 11.2 percentage point decrease due to increased systems business mix, a 5.4 percentage point decrease resulting from lower of cost or market inventory write-downs due to declines in market pricing during the quarter, a 5.4 percentage point decrease related to costs associated with voluntary remediation efforts for our 2008-2009 manufacturing excursion, a 4.2 percentage point decrease due to lower non-systems module ASPs and customer mix, a 2.4 percentage point decrease due to accelerated depreciation on certain manufacturing equipment that will be replaced as part of our planned equipment upgrade program, and a 1.8 percentage point decrease related to plant underutilization.

Research and development

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	Three Month Period Change
Research and development	$36,084	$31,351	$4,733	15%
% of net sales	7.3%	5.5%

The increase in research and development expense was primarily due to a $4.4 million increase in testing and qualification material costs and a $0.3 million increase in other expenses. During the three months ended March 31, 2012, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the average conversion efficiency of our modules by approximately 6% compared to the three months ended March 31, 2011 from 11.7% to 12.4%.

Selling, general and administrative

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	Three Month Period Change
Selling, general and administrative	$91,820	$87,000	$4,820	6%
% of net sales	18.5%	15.3%

The increase in selling, general and administrative expense was primarily due to a $16.0 million increase in estimated compensation payments due to customers, under certain circumstances, for power lost prior to the remediation of the customer's system under our voluntary remediation program related to the 2008-2009 manufacturing excursion, a $2.2 million increase in infrastructure spending, and a $0.6 million increase in other expenses. These increases were partially offset by a $6.8 million decrease in professional services, a $4.5 million decrease in project development and selling costs, and a $2.7 million decrease in salaries and personnel-related expenses.

Production start-up

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	Three Month Period Change
Production start-up	$4,058	$11,931	$(7,873)	(66)%
% of net sales	0.8%	2.1%

During the three months ended March 31, 2012, we incurred $4.1 million of production start-up expenses primarily for our global manufacturing personnel dedicated to the installation and implementation of new equipment, equipment upgrades, and process improvements for existing plants as well as expenses related to our previously planned manufacturing capacity expansions. During the three months ended March 31, 2011, we incurred $11.9 million of production start-up expenses primarily for our manufacturing expansions in Malaysia, Germany, France, Vietnam, and Arizona.

Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. Costs related to equipment upgrades and implementation of manufacturing process improvements are also included in production start-up expense. Additionally, it includes all expenses related to the selection of a new site and the related legal and regulatory costs, and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures.

Restructuring

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	Three Month Period Change
Restructuring	$401,065	$—	$401,065	100%
% of net sales	80.7%	—%

During the three months ended March 31, 2012, we incurred $401.1 million of restructuring expenses due to charges relating to a series of restructuring initiatives. See Note 4. “Restructuring,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

Foreign currency (loss) gain

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	Three Month Period Change
Foreign currency (loss) gain	$(984)	$950	$(1,934)	(204)%

Foreign currency loss occurred during the three months ended March 31, 2012 compared with a gain during the three months ended March 31, 2011, primarily due to a change in our net foreign currency denominated assets and liabilities during the three months ended March 31, 2012.

Interest income

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	Three Month Period Change
Interest income	$2,911	$3,023	$(112)	(4)%

Interest income remained consistent during the three months ended March 31, 2012 compared with the three months ended March 31, 2011.

Interest expense, net

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	Three Month Period Change
Interest expense, net	$(920)	$—	$(920)	100%

Interest expense, net of amounts capitalized, increased during the three months ended March 31, 2012 compared with the three months ended March 31, 2011, primarily as a result of an increase in long-term debt.

Other income (expense), net

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	Three Month Period Change
Other income (expense), net	$(1,211)	$(349)	$(862)	247%

Other expense, net, increased during the three months ended March 31, 2012 compared with the three months ended March 31, 2011, primarily as a result of changes in fair value of certain foreign exchange forward contracts.

Income tax (benefit) expense

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	Three Month Period Change
Income tax (benefit) expense	$(7,070)	$17,039	$(24,109)	(141)%
Effective tax rate	(1.5)%	12.8%

Income tax expense decreased by $24.1 million during the three months ended March 31, 2012 compared with the three months ended March 31, 2011. The reduction in income tax expense was primarily attributable to a loss from operations during the three months ended March 31, 2012 as compared to having an operating profit during the three months ended March 31, 2011, offset by an increase in tax expense related to the establishment of valuation allowances of $12.3 million against previously established deferred tax assets, operating losses being generated in jurisdictions for which no tax benefit is recorded, and a greater percentage of profits earned in higher tax jurisdictions. The tax benefit of $7.1 million for the three months ended March 31, 2012 resulted from our pre-tax losses, exclusive of the $401.1 million of restructuring expenses, for which no material net tax benefit was recognized. See Note 17. “Income Taxes,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

Business Segment Review

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	% Change
Net sales
Components	$232,753	$519,519	(55)%
Systems	264,302	47,774	453%
Total	$497,055	$567,293	(12)%

(Loss) income before income taxes (Segment profit)
Components	$(456,486)	$133,007	(443)%
Systems	—	—	—%
Total	$(456,486)	$133,007	(443)%

Our Chief Operating Decision Maker (CODM), consisting of certain members of senior executive staff, has viewed the manufacturing and sale of solar modules from the components segment as the core driver of our resource allocation, profitability, and cash throughput. All sales or service offerings from our systems segment are for PV solar power systems that use our solar modules, which are designed and manufactured by our components segment. As a result, we have viewed our systems segment as an enabler to drive module throughput. Our systems segment enables solar module throughput by developing state of the art construction techniques and process management to reduce the installed cost of our PV systems and, accordingly, this business was not intended to generate profits that are independent of the underlying solar modules sold with such systems segment service offerings. Therefore, for periods presented in this Quarterly Report on Form 10-Q, our CODM viewed the primary objective of our systems segment to achieve break-even results before income taxes. We include all sales of our solar modules manufactured by our components segment and installed in projects sold by our systems segment in “net sales” of our components business. See Note 21. “Segment Reporting,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for more information.

Components Segment

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	% Change
Net sales	$232,753	$519,519	(55)%
Cost of sales	$190,589	$261,261	(27)%
(Loss) income before income taxes (Segment profit)	$(456,486)	$133,007	(443)%

Components segment net sales decreased by 55% in the three months ended March 31, 2012 compared with the three months ended March 31, 2011, primarily due to a decrease in volume and average selling prices of solar modules sold. Our module average selling price, excluding the impact of our segment reporting adjustments, decreased by approximately 10% during the three months ended March 31, 2012 compared with the three months ended March 31, 2011. The effect of our segment reporting adjustments increased the module average selling price by 10%.

Components segment cost of sales decreased by 27% in the three months ended March 31, 2012 compared with the three months ended March 31, 2011, primarily due to lower volumes, partially offset by increased expense from costs associated with our voluntary remediation efforts for our 2008-2009 manufacturing excursion and for inventory write-downs discussed further above.

Components segment profit decreased by 443% in the three months ended March 31, 2012 compared with the three months ended March 31, 2011, primarily due to charges relating to a series of restructuring initiatives and lower net sales which resulted from a decrease in both sales volumes and average selling prices, partially offset by an increase in the amount of revenue transferred from the systems segment for our segment reporting adjustments during the three months ended March 31, 2012.

Systems Segment

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	% Change
Net sales	$264,302	$47,774	453%
Cost of sales	$229,721	$46,367	395%
Income (loss) before income taxes (Segment profit)	$—	$—	—%

Systems segment net sales increased from $47.8 million in the three months ended March 31, 2011 to $264.3 million in the three months ended March 31, 2012, primarily due to an increase in the number and size of various utility-scale solar power systems under construction between the periods.

Systems segment cost of sales increased from $46.4 million in the three months ended March 31, 2011 to $229.7 million in the three months ended March 31, 2012, primarily due to an increase in the number and size of various utility-scale solar power systems under construction between the periods. See also Item 2: “Management's Discussion and Analysis of Financial Condition and Results of Operations – Financial Operations Overview – Cost of Sales – Systems Business" for a description of cost of sales for our systems business.

Systems segment income before income taxes was zero for the three months ended March 31, 2012 and March 31, 2011. As noted above, we have historically operated our systems segment with the objective to achieve break-even results before income taxes. See Note 21. “Segment Reporting,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for more information.

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems revenue recognized for the three months ended March 31, 2012 and March 31, 2011. For the purposes of the following table, (i) "Solar module revenue" is comprised of total revenues from the sale of solar modules to third parties, and (ii) "Solar power system revenue" is comprised of total revenues from the sale of complete solar power systems and related services including the solar modules installed in the solar power systems.

	Three Months Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011
Solar module revenue	$67,409	$505,742
Solar power system revenue	429,646	61,551
Net sales	$497,055	$567,293

Critical Accounting Policies and Estimates

In preparing our financial statements in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"), we make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities in our condensed consolidated financial statements and the related notes thereto. Some of our accounting policies require the application of significant judgment by management in the selection of the appropriate assumptions for making these estimates. We base our judgments and estimates on our historical experience, our forecasts, available market information and other available information as appropriate. We believe that the assumptions, judgments, and estimates involved in the accounting for revenue recognition, accrued solar module collection and recycling liability, product warranties and manufacturing excursion, accounting for income taxes, inventories, long-lived asset impairments, and goodwill have the greatest potential impact on our condensed consolidated financial statements.

Product Warranties and Manufacturing Excursions. We provide a limited warranty against defects in materials and workmanship under normal use and service conditions for 10 years following delivery to the owners of our solar modules.

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

In addition to our solar module warranty described above, for solar power plants built by our systems business, we typically provide a limited warranty against defects in workmanship, engineering design, and installation services under normal use and service conditions for a period of one to two years following the energizing of a section of a solar power plant or upon substantial completion of the entire solar power plant. In resolving claims under the workmanship, engineering design and installation warranties, we have the option of either remedying the defect to the warranted level through repair, refurbishment, or replacement.

When we recognize revenue for module or systems project sales, we accrue a liability for the estimated future costs of meeting our limited warranty obligations. We make and revise this estimate based primarily on the number of our solar modules under warranty installed at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of and the expected future performance of our solar modules and systems, and our estimated per-module replacement cost. Such estimates have changed, and may in the future change, based primarily upon additional information received from the evaluation of warranty claims and the complete processing of such claims including those claims associated with our 2008-2009 manufacturing excursion.

We must also make an estimate for the cost of the voluntary remediation program related to our 2008-2009 manufacturing excursion. Our estimates for the remediation program have changed, and may in the future change, significantly in light of our ongoing remediation efforts and our continued analysis of remaining claims. From time to time we have taken remediation actions in respect of affected modules beyond our limited warranty, and we may elect do so in the future, in which case we would incur additional expenses that are beyond our limited warranty.

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

Revenue Recognition — Systems Business. We recognize revenue for arrangements entered into by our systems business generally using two revenue recognition models, following the guidance in ASC 605, Accounting for Long-term Construction Contracts or, for arrangements which include land or land rights, ASC 360, Accounting for Sales of Real Estate.

For construction contracts that do not include land or land rights and thus are accounted for under ASC 605, we use the percentage-of-completion method using actual costs incurred over total estimated costs to complete a project (including module costs) as our standard accounting policy, unless we cannot make reasonably dependable estimates of the costs to complete the contract, in which case we would use the completed contract method. We periodically revise our contract cost and profit estimates and we immediately recognize any losses that we identify on such contracts. Incurred costs include all installed direct materials, costs for installed solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. We recognize direct material costs and costs for solar modules as incurred costs when the direct materials and solar modules have been installed in the project. When construction contracts or other agreements specify that title to direct materials and solar modules transfers to the customer before installation has been performed, we defer revenue and associated costs and recognize revenue once those materials are installed and have met all other revenue recognition requirements. We consider direct materials and solar modules to be installed when they are permanently attached or fitted to the solar power systems as required by engineering designs.

For arrangements recognized under ASC 360, typically when we have gained control of land or land rights, we record the sale as revenue using one of the following revenue recognition methods, based upon the substance and form of the terms and conditions of such arrangements:

We apply the percentage-of-completion method to certain arrangements covered under ASC 360, when a sale has been consummated, we have transferred the usual risks and rewards of ownership to the buyer, the initial and continuing investment criteria have been met, we have the ability to estimate our costs and progress toward completion, and all other revenue recognition criteria have been met. Depending on the value of the initial payments and continuing payments commitment by the buyer, we may align our revenue recognition and release of project assets to cost of sales with the receipt of payment from the buyer for sales arrangements accounted for under ASC 360.

We record revenue for certain arrangements covered under ASC 360 after construction of a project is substantially complete, we have transferred the usual risks and rewards of ownership to the buyer, and we have received payment from the buyer.

Inventories. We report our inventories at the lower of cost or market. We determine cost on a first- in, first-out basis and include both the costs of acquisition and the costs of manufacturing in our inventory costs. These costs include direct material, direct labor, and fixed and variable indirect manufacturing costs, including depreciation and amortization. Our capitalization of costs into inventory is based on normal utilization of our facilities. If production capacity is abnormally utilized, the portion of our indirect manufacturing costs related to the abnormal utilization levels is expensed as incurred.

We regularly review the cost of inventory against its estimated market value and record a lower of cost or market write-down if any inventories have a cost in excess of their estimated market value. We also regularly evaluate the quantities and values of our inventories in light of current market conditions and market trends and record write-downs for any quantities in excess of demand and for any product obsolescence. This evaluation considers historical usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability, use of modules in our systems business and other factors. Market conditions are subject to change and actual consumption of our inventory could differ from forecasted demand.

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

For an asset group considered held and used that fails the test of recoverability described above or for a disposal group classified as held for sale, the estimated fair value of long-lived assets may be determined using an “income approach”, “market approach”, “cost approach”, or a combination of one or more of these approaches as appropriate for the particular asset or disposal group being reviewed. This may require judgment in estimating future cash flows, relevant discount rates, residual values, market values, and economic obsolescence applied in estimating the current fair value under these approaches. If there is an impairment, a loss is recorded to reflect the difference between the asset or disposal groups fair value and carrying value.

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

For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

See Note 3. “Recent Accounting Pronouncements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of March 31, 2012, we believe that our cash, cash equivalents, and marketable securities, cash flows from operating activities, available credit facilities, and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We intend to continue to carefully execute our Long Term Strategic Plan and manage credit and market risk. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support the execution of our Long Term Strategic Plan.

We intend to maintain appropriate debt levels based upon cash flow expectations, the overall cost of capital, and cash requirements for operations, capital expenditures and discretionary strategic spending. We believe that when necessary, we will have adequate access to the capital markets, although our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient investor interest due to industry-wide or company-specific concerns. We have an active shelf registration statement filed with the SEC for the issuance of debt or equity securities if needed.

As of March 31, 2012, we had $749.7 million in cash, cash equivalents, and marketable securities compared with $788.0 million as of December 31, 2011. The decrease in our cash, cash equivalents, and marketable securities was primarily due to (i) an increase in our inventories and balance of systems parts, and project assets and deferred project costs, (ii) the annual payments for the funding of our collection and recycling program which occurs in the first quarter of every year, and (iii) our capital expenditures, which were partially offset by the cash received from customers primarily from the sale of systems projects and the proceeds from borrowings under our revolving credit facility. As of March 31, 2012 and December 31, 2011, $405.5 million and $638.9 million, respectively, of our cash, cash equivalents, and marketable securities were held by foreign subsidiaries and are generally based in Euro and U.S. dollar-denominated holdings.

Although we had a net loss and a net use of cash from operating activities during the three months ended March 31, 2012, we believe that our existing working capital, the availability under our revolving credit facility, and the operating cash flows generated from the contracted portion of our project pipeline will provide us with the necessary liquidity to meet our needs for at least the next 12 months.

Our expanding systems business requires liquidity and is expected to continue to have significant liquidity requirements in the future. Solar power project development and construction cycles, which span the time between the identification of a site location to the commercial operation of a PV power plant, vary substantially and can take many years to complete. As a result of these long project development and construction cycles, we may make significant up-front investments of resources in advance of the receipt of any cash flows from the sale of such systems projects. These amounts include payment of interconnection and other deposits (some of which are non-refundable), posting of letters of credit, and incurring engineering, permitting, legal, and other expenses. Additionally, we may use our working capital or the availability under our Revolving Credit Facility to fund a portion or all of the construction of our systems projects before such projects can be sold. Some of the factors which may influence our decision to fund construction of a project in advance of selling the project include special tax incentives or to comply with time specific restrictions within project permits, interconnection agreements or power purchase agreements. We have and may in the future, fund the construction of our projects in advance of any cash receipts from the sale of such projects.

Depending upon the size and number of projects that we are developing and funding the construction of, the systems business may require significant liquidity. For example, we may have to substantially complete the construction of a systems project before we receive any cash flows from the sale of such project. We have historically financed these up-front investments for project development and when necessary, construction, primarily using working capital. We assess the benefits of funding construction activities in advance of a systems project being sold against our overall liquidity requirements to ensure our liquidity will remain sufficient to meet all of our working capital and capital expenditure needs. Although the size and number of systems projects under construction has increased from historical levels, we do not necessarily expect a corresponding increase in our funding of construction activities for systems projects as such funding decisions are thoroughly evaluated based on the specific facts and circumstances related to each project.

In the future, we may also engage in one or more debt or equity financings. Such financings could result in increased expenses or dilution to our existing stockholders. If we are unable to obtain debt or equity financing on reasonable terms, we may be unable to execute our Long Term Strategic Plan.

The following significant developments in the three months ended March 31, 2012 and through May 2, 2012, have impacted or are expected to impact our liquidity:

•
We made and expect to continue to make any necessary capital expenditures related to the construction of manufacturing plants in Vietnam and Mesa, Arizona including necessary expenditures for machinery and equipment for 8 manufacturing lines originally planned to be installed in such locations. We decided not to proceed with our previously announced 4-line plant in Vietnam and we will instead attempt to sell the plant. We expect to complete the sale of the Vietnam plant within the next twelve months, but the expected selling price is substantially below our cost of construction and there can be no guarantee that such sale will be completed in the next twelve months. See Note 4. “Restructuring,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We have also postponed the commissioning of our previously announced 4-line plant in Mesa, Arizona until global supply and demand dynamics support the additional manufacturing capacity. We have made and expect to continue to make any necessary capital expenditures for these locations during 2012 to complete any necessary construction and to acquire the underlying machinery and equipment for 8 manufacturing lines originally planned to be installed in such locations. We expect remaining capital expenditures related to the above to be approximately $110 million, which will be made through the first quarter of 2013. Such capital expenditures are not expected to have any near term benefit to liquidity as the 8 manufacturing lines and the Mesa, Arizona plant are not expected to be used in the production of solar modules until global supply and demand dynamics support the additional manufacturing capacity.

•
During the remainder of 2012, we expect to spend up to $250 million for capital expenditures, including the above discussed expenditures and expenditures for machinery and equipment and upgrades to existing machinery and equipment which we believe will increase our solar module efficiencies. A majority of our capital expenditures for 2012 will be incurred in foreign currencies and are therefore subject to fluctuations in currency exchange rates.

•
Our restructuring charges, including the restructuring initiatives announced in April 2012, are expected to result in cash payments of between $80 million and $120 million primarily related to severance costs and the repayment of government grants for our German plant. See Note 4. “Restructuring,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The impact of these restructuring initiatives are expected to be offset by expected cost savings including between $30 million to $60 million in 2012 and $100 million to $120 million annually after 2012. There is the potential for additional future restructuring actions as we continue to align our manufacturing production with market demand. We could in the future incur additional restructuring costs (including potentially the repayment of debt facilities and other amounts, the payment of severance to terminated employees, and other restructuring related costs) that could reduce our liquidity position to the point where we need to pursue additional sources of financing, assuming such sources are available to us.

•
The amount of accounts receivable, unbilled as of March 31, 2012 was $551.6 million and represents revenues recognized on the construction of systems projects in advance of billing the customer under the terms of the underlying construction contracts. Such accounts receivable, unbilled primarily represents construction we have funded with working capital and such amounts are expected to be billed and collected from customers during the next twelve months.

•
In April 2012, first funding of the Antelope Valley Solar Ranch One (“AVSR”) project occurred, which we had previously sold to a customer in 2011. As a result of such first funding event, our repurchase obligation for such project is of no further force or effect and we received the initial payment for the construction of such plant, which began in 2011.

•
Subsequent to March 31, 2012 and through May 2, 2012, we voluntarily repaid the entire outstanding balance of $141.8 million under our German Facility Agreement and we voluntarily made net repayments of $200 million under our Revolving Credit Facility. Such voluntary repayments, made from on hand working capital at the time such repayments were made, resulted in a $341.8 million or approximately 40% reduction in our total outstanding debt balance as of March 31, 2012. We intend to maintain appropriate debt levels based upon cash flow expectations, the overall cost of capital, and cash requirements for operations, capital expenditures and discretionary strategic spending.

•
With the announced closure by the end of 2012 of our Frankfurt (Oder) manufacturing plants and our strategy to focus our sales efforts on providing utility scale systems solutions to sustainable markets, our near term liquidity may be adversely impacted as we shift our selling efforts from the European markets, in which we have historically generated a significant portion of our net sales to new markets, some of which we have not historically generated any meaningful portion of our net sales from. Additionally, as discussed further above, our utility scale systems solutions have in the past and may in the future require the use of our working capital and other sources of liquidity in advance of receiving any payments for the sale of such projects. The liquidity requirements for such systems projects can be greater than the working capital required for the sale of solar modules, which prior to 2011 represented the substantial majority of our net sales. We believe that the contracted portion of our project pipeline will provide us with sufficient liquidity and working capital to prudently execute the strategy outlined under our Long Term Strategic Plan.

The unprecedented disruption in the credit markets that began in 2008 and the current instability in the Euro Zone have had a significant adverse impact on a number of financial institutions. The ongoing sovereign debt crisis in Europe and its impact on the balance sheets and lending practices of European banks in particular could negatively impact our access to, and cost of, capital, and therefore could have an adverse effect on our business, results of operations, financial condition and competitive position. It could also similarly affect our customers and therefore limit the demand for our systems projects or solar modules. As of March 31, 2012, our liquidity and marketable securities and investments have not been materially adversely impacted by the current credit environment and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.

Cash Flows

The following table summarizes the key cash flow metrics for the three months ended March 31, 2012 and March 31, 2011

(in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Net cash used in operating activities	$(16,136)	$(43,813)
Net cash used in investing activities	(182,320)	(263,416)
Net cash provided by (used in) financing activities	195,778	(111,273)
Effect of exchange rate changes on cash and cash equivalents	7,539	8,538
Net increase (decrease) in cash and cash equivalents	$4,861	$(409,964)

Operating Activities

Cash used in operating activities was $16.1 million during the three months ended March 31, 2012 compared with cash used in operating activities of $43.8 million during the three months ended March 31, 2011. The decrease in net cash used in operating activities during the three months ended March 31, 2012 was primarily due to an increase in billings and related cash receipts for our solar power systems between the periods. The increase in cash received from customers was substantially offset by an increase in payments to suppliers and associates driven primarily by payments made to suppliers for the increase in the number and size of projects under construction for our systems business. The remaining decrease was primarily the result of a decrease in income taxes paid partially offset by an increase in excess tax benefits related to share-based compensation arrangements.

Investing Activities

Cash used in investing activities was $182.3 million during the three months ended March 31, 2012, compared with $263.4 million during the three months ended March 31, 2011. Cash used in investing activities during the three months ended March 31, 2012 included capital expenditures of $124.5 million, which decreased from $169.0 million during the three months ended March 31, 2011. The decrease in capital expenditures was primarily due to reduced capital expenditures during the first quarter of 2012 related to our previously planned manufacturing plants in Vietnam and Mesa, Arizona compared to the capital expenditures made in the first quarter of 2011 related to manufacturing plant expansions in Malaysia and Germany. Also, we decreased our net investment in marketable securities by $43.4 million during the three months ended March 31, 2012 compared with an increase of our net investment in marketable securities of $10.6 million during the three months ended March 31, 2011. Cash used to fund our estimated future end-of-life collection and recycling costs of solar modules that we sold during 2011 was $80.7 million during the three months ended March 31, 2012, compared with $62.7 million during the three months ended March 31, 2011. On January 4, 2011, we acquired Ray Tracker, Inc., a tracking technology and photovoltaic balance of systems firm in an all-cash transaction with an initial payment of $21.1 million. During the three months ended March 31, 2012, we made a second payment of $2.4 million under the terms of the acquisition agreement.

Financing Activities

Cash provided by financing activities was $195.8 million during the three months ended March 31, 2012 compared with cash used in financing activities of $111.3 million during the three months ended March 31, 2011. Cash provided by financing activities during the three months ended March 31, 2012 resulted primarily from the proceeds of borrowings under our revolving credit facility of $200.0 million and excess tax benefits from share-based compensation arrangements of $9.5 million, partially offset by the repayments of long-term debt of $13.1 million.

Cash used in financing activities during the three months ended March 31, 2011 resulted primarily from the repayment of borrowings on our revolving credit facility of $100.0 million and the repayments of long-term debt of $13.9 million, partially offset by cash provided by employee stock option exercises of $2.7 million.

Contractual Obligations

Our contractual obligations other than in the ordinary course of business have not materially changed since the end of 2011. See also our Annual Report on Form 10-K for the year ended December 31, 2011, for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously provided under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of March 31, 2012 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting during the quarter ended March 31, 2012.

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

Class Action

On March 15, 2012, a purported class action lawsuit titled Smilovits v. First Solar, Inc., et al., Case No. 2:12-cv-00555-DGC,

was filed in the United States District Court for the District of Arizona against the Company and certain of our current and former directors and officers. The complaint was filed on behalf of purchasers of the company's securities between April 30, 2008, and February 28, 2012. The complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements regarding the company's financial performance and prospects. The action includes claims for damages, and an award of costs and expenses to the putative class, including attorneys' fees. The Company believes it has meritorious defenses and will vigorously defend this action.

Derivative Actions

On April 3, 2012, a derivative action titled Tsevegmid v. Ahearn, et al., Case No. 1:12-cv-00417-CJB, was filed by a putative stockholder on behalf of the Company in the United States District Court for the District of Delaware against certain current and former directors and officers of the Company, alleging breach of fiduciary duties and unjust enrichment. The complaint generally alleges that from June 1, 2008, to March 7, 2012, the defendants caused or allowed false and misleading statements to be made concerning the company's financial performance and prospects. The action includes claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company's corporate governance, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys' fees. On April 10, 2012, a second derivative complaint was filed in the United States District Court for the District of Delaware. The complaint, titled Brownlee v. Ahearn, et al., Case No. 1:12-cv-00456-CJB, contains similar allegations and seeks similar relief to the Tsevegmid action. By Court order on April 30, 2012, pursuant to the parties' stipulation, the Tsevegmid action and the Brownlee action were consolidated into a single action in the United States District Court for the District of Delaware and defendants will file a motion to challenge Delaware as the appropriate venue for the consolidated action no later than May 15, 2012.

On April 12, 2012, a third derivative complaint was filed in the United States District Court for the District of Arizona, titled Tindall v. Ahearn, et al., Case No. 2:12-cv-00769-ROS. In addition to alleging claims and seeking relief similar to the claims and relief asserted in the Tsevegmid and Brownlee actions, the Tindall complaint alleges violations of Sections 14(a) and 20(b) of the Securities Exchange Act of 1934. On April 19, 2012, a fourth derivative complaint was filed in the United States District Court for the District of Arizona, titled Nederhood v. Ahearn, et al., Case No. 2:12-cv-00819-JWS. The Nederhood compliant contains similar allegations and seeks similar relief to the Tsevegmid and Brownlee actions. First Solar believes that plaintiffs in the derivative actions lack standing to pursue litigation on behalf of First Solar.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, results of operations, cash flows, or financial condition. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Chief Executive Officer

On May 3, 2012, the Company announced the appointment of James A. Hughes as Chief Executive Officer.  Mr. Hughes, who served as Chief Commercial Officer since he joined the Company in March 2012, succeeded Michael J. Ahearn, the Company's interim Chief Executive Officer, effective May 3, 2012.  Mr. Ahearn will continue in his role as Chairman of the Board of Directors.

Key Senior Talent Equity Performance Program

On May 2, 2012, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved and adopted the key senior talent equity performance program (“KSTEPP”), a performance unit program under the Company's 2010 Omnibus Incentive Compensation Plan (the “Plan”). This program is intended to link the compensation of the Company's senior executives with the Company's long-term strategic plan.

The program will be implemented through the grant of performance units. A form of award agreement (the “Agreement”) for such performance units was approved by the Committee on May 2, 2012. The Company expects to grant awards under the KSTEPP, totaling 1,750,000 performance units, to certain of its executives, including its named executive officers (other than the Company's interim chief executive officer), on or about May 7, 2012. Additional KSTEPP awards may be granted in the future. The specific award amounts for each executive officer subject to the beneficial ownership reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended, will be reflected in Form 4 filings made with the Securities and Exchange Commission. Upon vesting, a participant will receive one share of Company common stock for each performance unit that vests. The Agreement provides for two separate vesting conditions for the KSTEPP awards. First, the KSTEPP awards may vest in full, reduced by any previously vested portion, upon the Company's achievement in any 12-month period beginning and ending on a calendar quarter (the “Rolling Annual Period”) that occurs between April 1, 2012 and March 31, 2020 (the “Performance Period”) of at least 2.8 gigawatts DC of modules sold in sustainable markets and 15% cash adjusted return on invested capital (the “Full Vesting Condition”). Second, one-third of the KSTEPP award can vest sooner, upon the Company's achievement in any Rolling Annual Period during the Performance Period of at least 1.35 gigawatts DC of modules sold in sustainable markets and 13% cash adjusted return on invested capital (the “Partial Vesting Condition”). The KSTEPP award, or a portion hereof, shall vest on the last day of a Rolling Annual Period ending on or after December 31, 2014 in which the Partial Vesting Condition or the Full Vesting Condition is satisfied, subject to the vesting acceleration described below. In addition, no KSTEPP award, nor a portion of such award, can vest unless and until the Committee certifies that the Company has achieved in any Rolling Annual Period during the Performance Period at least $400 million in operating income (the “Threshold Performance Goal”).

KSTEPP awards shall not vest unless the participant is continuously employed by the Company or an affiliate through the applicable vesting date, except if the participant is eligible for a pro-rata settlement as described below. Additionally, the Agreement provides that KSTEPP awards are forfeited upon termination of employment, unless employment is terminated due to death, disability, retirement or termination without cause, and thereafter either the Partial and/or Full Vesting Condition is achieved, in which case KSTEPP participants are eligible for a full settlement of their vested awards, if any, and a pro-rata settlement of their non-vested awards. The pro-rata settlement will be based on the length of the participant's tenure with the Company during the Performance Period. Additionally, KSTEPP awards will expire and be forfeited with respect to the unvested portion thereof if the Threshold Performance Goal and vesting condition(s) are not satisfied as of the last day of the Performance Period.
Notwithstanding the foregoing, in the event of a Change of Control of the Company that occurs during the Performance Period, regardless of whether the Threshold Performance Goal has been achieved, the Agreement provides for the vesting of 25% of the then unvested portion of the award. The Committee has discretion to accelerate the vesting of the award in a Change of Control situation and to amend the award to increase the vested percentage payable upon the occurrence of a Change of Control. On at least an annual basis (and at any time when a Change of Control is anticipated), the Committee shall review the Company's progress towards achievement of either the Partial or the Full Vesting Condition and evaluate whether it is appropriate to amend the award (or exercise its discretion, in the case of an anticipated Change of Control) to provide accelerated vesting of a higher portion of the award. These KSTEPP Change of Control provisions supersede the change of control provisions in individual change of control severance agreements between the Company and the KSTEPP participants, if any.
The foregoing summary is qualified in its entirety by reference to the form of the Agreement, which is attached as Exhibit 10.2 herein and incorporated into this Item 5 by reference.
Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1	Employment Agreement, dated March 14, 2012, and Change in Control Severance Agreement, dated March 19, 2012 between First Solar, Inc. and James Hughes
10.2	Form of Key Senior Talent Equity Performance Program Grant Notice
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

May 4, 2012