Form 10-Q
period 2012-06-30
FIRST SOLAR, INC.
filed 2012-08-03
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

As of July 27, 2012, 86,969,614 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net sales	$957,332	$532,774	$1,454,387	$1,100,067
Cost of sales	713,591	337,976	1,133,901	645,604
Gross profit	243,741	194,798	320,486	454,463
Operating expenses:
Research and development	32,365	33,102	68,449	64,453
Selling, general and administrative	52,184	86,872	144,004	173,872
Production start-up	533	10,294	4,591	22,225
Restructuring	19,000	—	420,065	—
Total operating expenses	104,082	130,268	637,109	260,550
Operating income (loss)	139,659	64,530	(316,623)	193,913
Foreign currency gain	1,015	1,659	31	2,609
Interest income	3,379	3,417	6,290	6,440
Interest expense, net	(7,372)	—	(8,292)	—
Other income (expense), net	(1,334)	2,351	(2,545)	2,002
Income (loss) before income taxes	135,347	71,957	(321,139)	204,964
Income tax expense	24,364	10,819	17,294	27,858
Net income (loss)	$110,983	$61,138	$(338,433)	$177,106
Net income (loss) per share:
Basic	$1.28	$0.71	$(3.90)	$2.07
Diluted	$1.27	$0.70	$(3.90)	$2.03
Weighted-average number of shares used in per share calculations:
Basic	86,855	86,164	86,681	85,746
Diluted	87,653	87,126	86,681	87,092

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss)	$110,983	$61,138	$(338,433)	$177,106
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,795)	6,794	3,714	30,589
Unrealized gain (loss) on marketable securities and restricted investments	12,626	(3,971)	8,562	(11,474)
Unrealized gain (loss) on derivative instruments	2,585	8,931	(12,715)	(31,519)
Other comprehensive income (loss), net of tax	5,416	11,754	(439)	(12,404)
Comprehensive income (loss)	$116,399	$72,892	$(338,872)	$164,702

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$630,240	$605,619
Marketable securities	113,453	66,146
Accounts receivable trade, net	143,670	310,568
Accounts receivable, unbilled	436,170	533,399
Inventories	580,737	475,867
Balance of systems parts	152,658	53,784
Deferred project costs	189,721	197,702
Deferred tax assets, net	31,386	41,144
Assets held for sale	49,521	—
Prepaid expenses and other current assets	136,868	329,032
Total current assets	2,464,424	2,613,261
Property, plant and equipment, net	1,567,367	1,815,958
Project assets	160,239	374,881
Deferred project costs	259,996	122,688
Note receivable, affiliate	21,373	—
Deferred tax assets, net	341,012	340,274
Marketable securities	—	116,192
Restricted cash and investments	267,411	200,550
Goodwill	65,444	65,444
Inventories	137,939	60,751
Other assets	202,129	67,615
Total assets	$5,487,334	$5,777,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$194,554	$176,448
Income taxes payable	9,175	9,541
Accrued expenses	476,817	406,659
Current portion of long-term debt	47,768	44,505
Deferred revenue	195,418	41,925
Other current liabilities	38,533	294,646
Total current liabilities	962,265	973,724
Accrued solar module collection and recycling liability	185,324	167,378
Long-term debt	471,083	619,143
Other liabilities	507,223	373,506
Total liabilities	2,125,895	2,133,751
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 86,961,313 and 86,467,873 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	87	86
Additional paid-in capital	2,079,191	2,022,743
Accumulated earnings	1,287,638	1,626,071
Accumulated other comprehensive loss	(5,477)	(5,037)
Total stockholders’ equity	3,361,439	3,643,863
Total liabilities and stockholders’ equity	$5,487,334	$5,777,614

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Cash received from customers	$1,639,136	$798,159
Cash paid to suppliers and associates	(1,169,399)	(1,005,181)
Interest received	2,970	6,742
Interest paid	(18,030)	(3,119)
Income tax refunds (payments), net	25,561	(25,643)
Excess tax benefit from share-based compensation arrangements	(66,853)	(16,497)
Other operating activities	(1,050)	(1,296)
Net cash provided by (used in) operating activities	412,335	(246,835)
Cash flows from investing activities:
Purchases of property, plant and equipment	(281,972)	(389,966)
Purchases of marketable securities and investments	(14,446)	(189,735)
Proceeds from sales and maturities of marketable securities and investments	83,367	377,691
Investment in note receivable, affiliate	(21,883)	—
Purchase of restricted investments	(80,667)	(62,748)
Release of (increase in) restricted cash	21,547	(23,328)
Acquisitions, net of cash acquired	(2,437)	(21,105)
Other investing activities	(4,812)	214
Net cash used in investing activities	(301,303)	(308,977)
Cash flows from financing activities:
Proceeds from stock option exercises	70	7,651
Repayments of borrowings under revolving credit facility	(575,000)	—
Proceeds from borrowings under revolving credit facility	590,000	—
Repayments of long-term debt	(160,296)	(114,342)
Proceeds from borrowings under long-term debt, net of discount and issuance costs	—	224,442
Excess tax benefit from share-based compensation arrangements	66,853	16,497
(Repayment of) proceeds from economic development funding	(6,820)	3,112
Other financing activities	(713)	(236)
Net cash (used in) provided by financing activities	(85,906)	137,124
Effect of exchange rate changes on cash and cash equivalents	(505)	10,476
Net increase (decrease) in cash and cash equivalents	24,621	(408,212)
Cash and cash equivalents, beginning of the period	605,619	765,689
Cash and cash equivalents, end of the period	$630,240	$357,477
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$61,615	$109,685

 See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC.

Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total net sales, operating income, net income, total assets, total liabilities or stockholders’ equity.

Unless expressly stated or the context otherwise requires, the terms “the Company,” “we,” “our,” “us,” and “First Solar” refer to First Solar, Inc. and its subsidiaries.

Note 2. Summary of Significant Accounting Policies

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Significant estimates in these condensed consolidated financial statements include revenue recognition, allowances for doubtful accounts receivable, inventory valuation, estimates of future cash flows from and the economic useful lives of long-lived assets, asset impairments, certain accrued liabilities, income taxes and tax valuation allowances, reportable segment allocations, accrued warranty and related expense, accrued collection and recycling expense, and fair value estimates. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from these estimates and assumptions.

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

In addition to our solar module warranty described above, for solar power plants built by our systems business, we typically provide a limited warranty on the balance of the system against defects in engineering design, installation and, workmanship for a period of one to two years following the substantial completion of a phase or the entire solar power plant. In resolving claims under the engineering design, installation and, workmanship warranties, we have the option of remedying the defect through repair, refurbishment, or replacement.

When we recognize revenue for module or systems project sales, we accrue a liability for the estimated future costs of meeting our limited warranty obligations. We make and revise these estimates based primarily on the number of our solar modules under warranty installed at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our internal testing of and the expected future performance of our solar modules and balance of the systems, and our estimated per-module replacement cost.

Revenue Recognition — Systems Business. We recognize revenue for arrangements entered into by our systems business generally using two revenue recognition models, following the guidance in ASC 605, Accounting for Long-term Construction

Contracts or, for arrangements which include land or land rights, ASC 360, Accounting for Sales of Real Estate.

For construction contracts that do not include land or land rights and thus are accounted for under ASC 605, we use the percentage-of-completion method using actual costs incurred over total estimated costs to complete a project (including module costs) as our standard accounting policy, unless we cannot make reasonably dependable estimates of the costs to complete the contract, in which case we would use the completed contract method. We periodically revise our contract cost and profit estimates and we immediately recognize any losses that we identify on such contracts. Incurred costs include all installed direct materials, installed solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. We recognize direct material and solar module costs as incurred costs when the direct materials and solar modules have been installed in the project. When construction contracts or other agreements specify that title to direct materials and solar modules transfers to the customer before installation has been performed, we defer revenue and associated costs and recognize revenue once those materials are installed and have met all other revenue recognition requirements. We consider direct materials and solar modules to be installed when they are permanently attached or fitted to the solar power systems as required by engineering designs. Solar modules used in our solar power systems, which we still hold title to, remain within inventory until such modules are installed in a solar power system.

For arrangements recognized under ASC 360 (typically when we have gained control of land or land rights), we record the sale as revenue using one of the following revenue recognition methods, based upon the substance and form of the terms and conditions of such arrangements:

(i) We apply the percentage-of-completion method to certain arrangements covered under ASC 360, when a sale has been consummated, we have transferred the usual risks and rewards of ownership to the buyer, the initial and continuing investment criteria have been met, we have the ability to estimate our costs and progress toward completion, and all other revenue recognition criteria have been met. The initial and continuing investment requirements, which demonstrates a buyer’s commitment to honor their obligations for the sales arrangement, can be met through the receipt of cash or an irrevocable letter of credit from a highly credit worthy lending institution.

(ii) Depending on the value of the initial payments and continuing payments commitment by the buyer, and whether collectability from the buyer is reasonably assured, we may align our revenue recognition and release of project assets or deferred project costs to cost of sales with the receipt of payment from the buyer.

(iii) We may also record revenue for certain arrangements after construction of a project is substantially complete, we have transferred the usual risks and rewards of ownership to the buyer, and we have received payment from the buyer.

Inventories. We report our inventories at the lower of cost or market. We determine cost on a first-in, first-out basis and include both the costs of acquisition and the costs of manufacturing in our inventory costs. These costs include direct material, direct labor, and indirect manufacturing costs, including depreciation and amortization. Our capitalization of costs into inventory is based on normal utilization of our plants. If production capacity is abnormally underutilized, the portion of our indirect manufacturing costs related to the abnormal underutilization levels is expensed as incurred.

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

Long-Lived Assets. We account for any impairment of our long-lived tangible assets and definite-lived intangible assets in accordance with ASC 360, Property, Plant and Equipment. As a result, we assess long-lived assets classified as “held and used,” including our property, plant and equipment, for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of our long-lived assets may not be recoverable. These events and changes can include significant current period operating or cash flow losses associated with the use of a long-lived asset, or group of assets, combined with a history of such losses, significant changes in the manner of use of assets, and current expectations that, it is more-likely-than-not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Idle Property, Plant and Equipment. For property, plant and equipment that is placed into service, but subsequently idled temporarily, we continue to record depreciation expense over the remaining estimated useful life of the idled property, plant and equipment.

Retainage. Certain of the engineering, procurement, and construction (“EPC”) contracts for solar power plants we build contain retainage provisions. Retainage refers to the portion of the contract price earned by us for work performed, but held for payment by our customer as a form of security until we reach certain construction milestones. We consider whether collectability of such retainage is reasonably assured in connection with our overall assessment of the collectability of amounts due or that will become due under our EPC contracts. Retainage expected to be collected within 12 months is classified within accounts receivable, unbilled on the condensed consolidated balance sheet. Retainage expected to be collected after 12 months is classified within other assets on the condensed consolidated balance sheet. After we have met the EPC contract requirements to bill for retainage, we will reclassify such amounts to accounts receivable trade.

Refer to Note 2. “Summary of Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a complete discussion of our significant accounting policies.

Note 3. Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of their financial statements to understand the effect of those arrangements on their financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not expect the adoption of ASU 2011-11 in the first quarter of 2013 to have an impact on our financial position, results of operations, or cash flows.

Note 4. Restructuring

December 2011 Restructuring

In December 2011, executive management approved a set of restructuring initiatives intended to accelerate operating cost reductions and improve overall operating efficiency. In connection with these restructuring initiatives, we incurred total charges to operating expense of $60.4 million in the fourth quarter of 2011 and $0.3 million in the first half of 2012. These charges consisted primarily of (i) $52.4 million of asset impairment and asset impairment related charges due to a significant reduction in certain research and development activities that had been focused on an alternative photovoltaic (“PV”) product, and (ii) $8.3 million in severance benefits to terminated employees as described below, most of which is expected to be paid out by the end of 2012.

We have refocused our research and development center in Santa Clara, California on the development of advanced cadmium telluride (“CdTe”) PV technologies, compared to a broader research and development effort prior to December 2011. We eliminated approximately 100 positions company-wide as part of the restructuring initiatives. The related long-lived assets were considered abandoned for accounting purposes and were impaired to their estimated salvage value as of December 31, 2011.

The following table summarizes the balance at December 31, 2011, the activity during the three and six months ended June 30, 2012, and the balance at June 30, 2012 (in thousands):

December 2011 Restructuring	Asset Impairments	Asset Impairment Related Costs	Severance and Termination Related Costs	Total
Ending Balance at December 31, 2011	$—	$2,346	$6,807	$9,153
Charges to Income	—	—	1,216	1,216
Change in Estimates	—	—	—	—
Cash Payments	—	(158)	(3,905)	(4,063)
Non-Cash Amounts	—	—	(166)	(166)
Ending Balance at March 31, 2012	—	2,188	3,952	6,140
Charges to Income	747	—	264	1,011
Change in Estimates	—	(1,933)	—	(1,933)
Cash Payments	—	—	(1,649)	(1,649)
Non-Cash Amounts	(747)	—	(264)	(1,011)
Ending Balance at June 30, 2012	$—	$255	$2,303	$2,558

Expenses recognized for the above restructuring activities are presented in “Restructuring” on the condensed consolidated statements of operations. Substantially all expenses related to the December 2011 restructuring were related to our components segment. We do not expect to incur additional expense related to such restructuring initiatives.

February 2012 Manufacturing Restructuring

In February 2012, executive management completed an evaluation of and approved a set of manufacturing capacity and other initiatives primarily intended to adjust our previously planned manufacturing capacity expansions and global manufacturing footprint. The primary goal of these initiatives was to better align production capacity and geographic location of such capacity with expected geographic market requirements and demand. In connection with these initiatives, we incurred total charges to operating expense of $131.6 million during the six months ended June 30, 2012. These charges consist primarily of (i) $99.3 million of asset impairment and asset impairment related charges due to our decision not to proceed with our 4-line manufacturing plant under construction in Vietnam, (ii) $25.3 million of asset impairment and asset impairment related charges due to our decision to cease the use of certain manufacturing machinery and equipment intended for use in the production of certain components of our solar modules, and (iii) $7.0 million of asset impairment and asset impairment related charges primarily due to our decision to cease use of certain other long-lived assets.

Based upon expected future market demand and our focus on providing utility-scale PV generation solutions primarily to sustainable geographic markets, we decided not to proceed with our previously announced 4-line plant in Vietnam. As of March 31, 2012, the plant was considered “held for sale”, and a corresponding impairment charge of $92.2 million was recorded. The carrying amount of the Vietnam plant as of June 30, 2012 was $45.9 million and is classified as assets held for sale in the condensed consolidated balance sheet. The carrying amount of the Vietnam plant represents the fair value of the plant less expected costs to sell, with fair value being determined based upon a weighted approach using both the cost and income methods of valuation using market participant assumptions based primarily on observable inputs. Such fair value measurements are considered Level 2 measurements within the fair value hierarchy.

We evaluated the asset group that included our manufacturing plant under construction in Vietnam, which was considered “held and used”, for potential impairment as of December 31, 2011 in accordance with ASC 360. In performing the recoverability test, we concluded that the long-lived asset group was recoverable after comparing the undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the total asset group’s carrying value.

Additionally, certain manufacturing machinery and equipment intended for use in the production of certain components of our solar modules and certain other long-lived assets were considered abandoned for accounting purposes in February 2012. As a result, we recorded an impairment charge in the six months ended June 30, 2012 of $29.2 million.

The following table summarizes the February 2012 manufacturing restructuring amounts recorded during the three and six months ended June 30, 2012 and the remaining balance at June 30, 2012 (in thousands):

February 2012 Manufacturing Restructuring	Asset Impairments	Asset Impairment Related Costs	Total
Charges to Income	$121,190	$8,265	$129,455
Changes in Estimates	—	—	—
Cash Payments	—	—	—
Non-Cash Amounts	(121,190)	$(2,877)	(124,067)
Ending Balance at March 31, 2012	—	5,388	5,388
Charges to Income	1,575	214	1,789
Changes in Estimates	519	(128)	391
Cash Payments	—	(172)	(172)
Non-Cash Amounts	(2,094)	235	(1,859)
Ending Balance at June 30, 2012	$—	$5,537	$5,537

Expenses recognized for the restructuring activities above are presented in “Restructuring” on the condensed consolidated statements of operations. All expenses related to the February 2012 manufacturing restructuring were related to our components segment. We do not expect to incur any additional expense for the above restructuring initiatives.

April 2012 European Restructuring

In April 2012, executive management approved a set of restructuring initiatives intended to align the organization with our Long Term Strategic Plan including expected sustainable market opportunities and to reduce costs. As part of these initiatives, we will substantially reduce our European operations including the closure of our manufacturing operations in Frankfurt (Oder), Germany by the end of 2012. Due to the lack of policy support for utility-scale solar projects in Europe, we do not believe there is a business case for continuing manufacturing operations in Germany. Additionally, we will substantially reduce the size of our operations in Mainz, Germany and elsewhere in Europe. We also indefinitely idled the capacity of four production lines at our manufacturing center in Kulim, Malaysia in May 2012. These actions, combined with additional reductions in administrative and other staff in North America, will reduce First Solar’s workforce by approximately 2,000 associates.

The restructuring and related initiatives resulted in total charges of $288.1 million in the six months ended June 30, 2012, including: (i) $230.5 million in asset impairments and asset impairment related charges, primarily related to the Frankfurt (Oder) plants; (ii) $27.3 million in severance and termination related costs; and (iii) $30.3 million for the required repayment of German government grants related to the second Frankfurt (Oder) plant.

Based primarily upon expected future market demand and the lack of policy support for utility-scale solar projects in Europe, we do not believe there is a business case for continuing manufacturing operations in Germany. We concluded that an impairment indicator existed as of March 31, 2012 related to our asset group that includes our manufacturing operations in Germany as it was considered more-likely-than-not that operations for such asset group would be closed, and accordingly we performed a recoverability test in accordance with ASC 360. In performing the recoverability test, we concluded that the long-lived asset group was not recoverable after comparing the undiscounted future cash flows based on our own expected use and eventual disposition of the asset group at market value, to the asset group’s carrying value. Such recoverability test included future cash flow assumptions that contemplated the potential closure of our manufacturing operations in Germany at the end of 2012.

As the asset group was not considered recoverable, we determined the fair value of the long-lived assets in the asset group in accordance with ASC 360 and ASC 820 based primarily on the cost method of valuation for the personal property and a weighted income method of valuation for the real property. Such fair value measurements for the personal and real property are considered Level 3 and Level 2 fair value measurements in the fair value hierarchy, respectively. We recorded an impairment charge of $225.0 million primarily related to the long-lived assets at our Frankfurt (Oder) plant. As the long-lived assets for our Frankfurt (Oder) plant are considered held and used under ASC 360, we continue to record depreciation expense over the estimated useful life of such assets using the new cost basis.

The following table summarizes the April 2012 European restructuring amounts recorded during the three and six months ended June 30, 2012 and the remaining balance at June 30, 2012 (in thousands):

April 2012 Restructuring	Asset Impairments	Asset Impairment Related Costs	Severance and Termination Related Costs	Grant Repayments	Total
Charges to Income	$224,226	$5,844	$10,502	$29,822	$270,394
Change in Estimates	—	—	—	—	—
Cash Payments	—	—	—	—	—
Non-Cash Amounts	(224,226)	—	—	(14,693)	(238,919)
Ending Balance at March 31, 2012	—	5,844	10,502	15,129	31,475
Charges to Income	766	—	16,812	452	18,030
Change in Estimates	—	(289)	—	—	(289)
Cash Payments	—	—	(5,877)	(7,044)	(12,921)
Non-Cash Amounts	(766)	—	—	—	(766)
Ending Balance at June 30, 2012	$—	$5,555	$21,437	$8,537	35,529

Expenses recognized for the restructuring activities are presented in “Restructuring” on the condensed consolidated statements of operations. Substantially all expenses related to the April 2012 restructuring were related to our components segment. We expect to incur between $40 million and $60 million in additional restructuring expense through the second quarter of 2013 primarily related to remaining severance and termination related costs and asset impairment related costs associated with such restructuring initiatives.

Note 5. Acquisitions

2011 Acquisition

Ray Tracker

On January 4, 2011, we acquired 100% of the ownership interest of Ray Tracker, Inc. (“Ray Tracker”), a tracking technology and PV balance of systems parts business in an all-cash transaction, which was not material to our condensed consolidated balance sheets and results of operations. We have included the financial results of Ray Tracker in our condensed consolidated financial statements from the date of acquisition.

Note 6. Goodwill

The changes in the carrying amount of goodwill, which is generally deductible for tax purposes, for our components and systems reporting units for the six months ended June 30, 2012 were as follows (in thousands):

	Components	Systems	Consolidated
Ending balance, December 31, 2011	$—	$65,444	$65,444
Ending balance, June 30, 2012	$—	$65,444	$65,444

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. We do not amortize goodwill, but instead are required to test goodwill for impairment in accordance with ASC 350, Intangibles - Goodwill and Other, at least annually and, if necessary, we would record an impairment based on the results of any such impairment test. We will perform an impairment test between scheduled annual tests if facts and circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit that has goodwill is less than its carrying value.

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

We also performed the first and second steps of the two-step goodwill impairment test for the components reporting unit and determined that the implied fair value of goodwill in the components reporting unit was zero. As a result, we impaired all of the goodwill in the components reporting unit in the fourth quarter of 2011. As of December 31, 2011 and June 30, 2012, our gross goodwill and accumulated goodwill impairment losses were $393.4 million for our components reporting unit.

As of June 30, 2012, we made an assessment of whether it was more-likely-than-not that the systems reporting unit’s fair value was less than its carrying value to determine whether an interim goodwill impairment test should be performed. The events and circumstances that we considered in this assessment included our restructuring activities and the recent declines in our stock price. We expect our restructuring activities to primarily impact the components reporting unit with very little unfavorable impact to the operating results or cash flows of our systems reporting unit. We also considered the decline in our stock price and related market capitalization since our last goodwill impairment test. Our assessment of whether an interim impairment test should be performed in the second quarter of 2012 also considered that the first step of our last goodwill impairment test indicated the fair value of our systems reporting unit exceeded the carrying value by a significant amount. Other factors that we considered included the fact that our forecasted cash inflows related to our systems business project pipeline and related contract pricing had not changed significantly since our last impairment test. Based upon the weight of the positive, negative and neutral qualitative factors, we concluded it was not more-likely-than-not that the fair value of our systems reporting unit was less than its carrying value and as a result, an interim goodwill impairment test was not required as of June 30, 2012.

Note 7. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Cash:
Cash	$629,263	$579,241
Cash equivalents:
Money market mutual funds	977	26,378
Total cash and cash equivalents	630,240	605,619
Marketable securities:
Commercial paper	2,500	9,193
Corporate debt securities	29,004	55,011
Federal agency debt	34,552	50,081
Foreign agency debt	5,836	10,928
Foreign government obligations	5,193	9,120
Supranational debt	34,360	45,991
U.S. government obligations	2,008	2,014
Total marketable securities	113,453	182,338
Total cash, cash equivalents, and marketable securities	$743,693	$787,957

We have classified our marketable securities as “available-for-sale.” Accordingly, we record them at fair value and account for net unrealized gains and losses as a part of other comprehensive income. We report realized gains and losses on the sale of our marketable securities in earnings, computed using the specific identification method. We may sell these securities prior to their stated maturities after consideration of our liquidity requirements. At June 30, 2012, as we view securities with maturities greater than 12 months as available to support current operations, we classify such securities as current assets under the caption marketable securities in the accompanying condensed consolidated balance sheet. During the three and six months ended June 30, 2012, we realized an immaterial amount of gains and an immaterial amount of losses on our marketable securities. During the three and six months ended June 30, 2011, we realized $0.8 million and $0.9 million, respectively, of gains and an immaterial amount of losses on our marketable securities. See Note 11. “Fair Value Measurements,” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider a marketable security to be impaired when its fair value is less than its cost, in which case we would further review the marketable security to determine whether it is other-than-temporarily impaired. When we evaluate a marketable security for other-than-temporary impairment, we review factors such as the length of time and extent to which its fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, our intent to sell, and whether it is more-likely-than-not that we will be required to sell the marketable security before we have recovered its cost basis. If a marketable security were other-than-temporarily impaired, we would write it down through earnings to its impaired value and establish that as a new cost basis. We did not identify any of our marketable securities as other-than-temporarily impaired at June 30, 2012 and December 31, 2011.

The following tables summarize the unrealized gains and losses related to our marketable securities, by major security type, as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$2,499	$1	$—	$2,500
Corporate debt securities	29,004	21	21	29,004
Federal agency debt	34,503	49	—	34,552
Foreign agency debt	6,008	—	172	5,836
Foreign government obligations	5,189	4	—	5,193
Supranational debt	34,384	9	33	34,360
U.S. government obligations	1,999	9	—	2,008
Total	$113,586	$93	$226	$113,453

	As of December 31, 2011
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$9,192	$1	$—	$9,193
Corporate debt securities	55,150	13	152	55,011
Federal agency debt	50,035	54	8	50,081
Foreign agency debt	11,473	—	545	10,928
Foreign government obligations	9,128	1	9	9,120
Supranational debt	46,380	—	389	45,991
U.S. government obligations	1,999	15	—	2,014
Total	$183,357	$84	$1,103	$182,338

Contractual maturities of our marketable securities as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	As of June 30, 2012
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$78,113	$41	$226	$77,928
One year to two years	33,540	41	—	33,581
Two years to three years	1,933	11	—	1,944
Total	$113,586	$93	$226	$113,453

	As of December 31, 2011
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$66,146	$30	$30	$66,146
One year to two years	97,538	54	854	96,738
Two years to three years	19,673	—	219	19,454
Total	$183,357	$84	$1,103	$182,338

The net unrealized loss of $0.1 million and $1.0 million as of June 30, 2012 and December 31, 2011, respectively, on our marketable securities were primarily the result of changes in interest rates. Our investment policy requires investments to be highly rated and limits the security types, issuer concentration, and duration to maturity of our marketable securities.

The following table shows gross unrealized losses and estimated fair values for those marketable securities and investments that were in an unrealized loss position as of June 30, 2012 and December 31, 2011, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of June 30, 2012
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$18,421	$21	$—	$—	$18,421	$21
Foreign agency debt	5,836	172	—	—	5,836	172
Supranational debt	15,156	33	—	—	15,156	33
Total	$39,413	$226	$—	$—	$39,413	$226

	As of December 31, 2011
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$47,763	$152	$—	$—	$47,763	$152
Federal agency debt	6,744	8	—	—	6,744	8
Foreign agency debt	8,176	545	—	—	8,176	545
Foreign government obligations	6,361	9	—	—	6,361	9
Supranational debt	45,991	389	—	—	45,991	389
Total	$115,035	$1,103	$—	$—	$115,035	$1,103

Note 8. Restricted Cash and Investments

Restricted cash and investments consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Restricted cash	$172	$21,735
Restricted investments	267,239	178,815
Restricted cash and investments	$267,411	$200,550

On May 18, 2011, in connection with the plant expansion at our German manufacturing center, First Solar Manufacturing GmbH (“FSM GmbH”), our indirect wholly owned subsidiary, entered into a credit facility agreement (“German Facility Agreement”), as discussed in Note 14. “Debt,” to these condensed consolidated financial statements. Pursuant to the German Facility Agreement, FSM GmbH was required to maintain a euro-denominated debt service reserve account in the amount of €16.6 million ($21.6 million at the balance sheet close rate on December 31, 2011 of $1.30/€1.00) pledged in favor of the lenders. The account was available solely to pay any outstanding interest and principal payments owed under the German Facility Agreement and was a component of our “restricted cash” balance at December 31, 2011. In April 2012, we repaid the entire balance outstanding under the German Facility Agreement and the restriction on the cash related to such debt service reserve account was removed. The restricted cash attributable to such debt service reserve account was reclassified to cash and cash equivalents. See Note 14. “Debt,” for further information.

At June 30, 2012 and December 31, 2011, our restricted investments consisted of long-term marketable securities that we hold through a custodial account to fund future costs of our solar module collection and recycling program. We have classified our restricted investments as “available-for-sale.” Accordingly, we record them at fair value and account for net unrealized gains and losses as a part of accumulated other comprehensive income. We report realized gains and losses on the maturity or sale of our restricted investments in earnings, computed using the specific identification method.

We annually fund the estimated collection and recycling cost for the prior year’s module sales within approximately 90 days from the end of each calendar year, assuming for this purpose a minimum service life of 25 years for our solar modules. To ensure that our collection and recycling program is available at all times and the pre-funded amounts are accessible regardless of our financial status in the future (even in the case of our own insolvency), we have established a trust structure under which funds are put into custodial accounts with a large bank as the investment advisor in the name of a trust, for which First Solar, Inc. (“FSI”), First Solar Malaysia Sdn. Bhd. (“FS Malaysia”), and FSM GmbH are grantors. Only the trustee can distribute funds from the custodial accounts and these funds cannot be accessed for any purpose other than for administering our solar module collection and recycling program, such future collection and recycling activities will be performed either by us or a third party. To provide further assurance that sufficient funds will be available, our module collection and recycling program, including the financing arrangement, is reviewed periodically by an independent third party auditor. Cash invested in this custodial account must be invested in highly rated securities, such as highly rated government or agency bonds. We closely monitor our exposure to European markets and maintain holdings of German and French sovereign debt securities which are not currently at risk of default.

The following table summarizes unrealized gains and losses related to our restricted investments by major security type as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$176,335	$24,990	$31	$201,294
U.S. government obligations	52,181	13,764	—	65,945
Total	$228,516	$38,754	$31	$267,239

	As of December 31, 2011
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$132,734	$23,102	$—	$155,836
U.S. government obligations	15,825	7,154	—	22,979
Total	$148,559	$30,256	$—	$178,815

Gross unrealized losses as of June 30, 2012 were primarily the result of changes in interest rates. We evaluated these losses and determined these unrealized losses to be temporary because we do not intend to sell the securities, and it is not more-likely-than-not that we will be required to sell these securities before recovery of their amortized cost basis. As of June 30, 2012, the contractual maturities of these restricted investments were between 16 years and 25 years. As of December 31, 2011, the contractual maturities of these restricted investments were between 16 years and 24 years.

Note 9. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Accounts receivable trade, gross	$155,670	$320,600
Allowance for doubtful accounts	(12,000)	(10,032)
Accounts receivable trade, net	$143,670	$310,568

At June 30, 2012, we had an immaterial amount of rebate claims accrued, which is included in other current liabilities as the customer did not have an accounts receivable balance to apply the rebate against. At December 31, 2011, we had €1.1 million ($1.4 million at the balance sheet close rate on June 30, 2012 of $1.27/€1.00) of rebate claims accrued, which reduced our accounts receivable accordingly. In addition, at December 31, 2011 we had €10.9 million ($13.8 million at the balance sheet close rate on June 30, 2012 of $1.27/€1.00) of rebate claims accrued, which were included in other current liabilities as customers did not have an accounts receivable balance to apply the rebates against.

Our rebate program ended as of September 30, 2011 and subsequent sales of solar modules are based upon a sales price without any rebates.

Accounts receivable, unbilled

Accounts receivable, unbilled represents revenue that has been recognized in advance of billing the customer. This is common for construction contracts. For example, we recognize revenue from contracts for the construction and sale of solar power systems which include the sale of project assets over the contractual period using applicable accounting methods. One applicable accounting method is the percentage-of-completion method under which sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred compared to the total estimated costs for completing the entire contract. Under this accounting method, revenue can be recognized under applicable revenue recognition criteria in advance of billing the customer, resulting in an amount recorded to Accounts receivable, unbilled. Once we meet the billing criteria under a construction contract, we bill our customer accordingly and reclassify the Accounts receivable, unbilled to Accounts receivable trade, net. Billing requirements vary by contract but are generally structured around completion of certain construction milestones.

Included within Accounts receivable, unbilled is the current portion of retainage. Retainage refers to the portion of the contract price earned by us for work performed, but held for payment by our customer as a form of security until we reach certain construction milestones.

Accounts receivable, unbilled were $436.2 million (including $3.5 million of retainage) and $533.4 million (including $35.4 million of retainage) at June 30, 2012 and December 31, 2011, respectively.

Inventories

Inventories consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$181,453	$230,675
Work in process	16,205	28,817
Finished goods	521,018	277,126
Inventories	$718,676	$536,618
Inventories — current	$580,737	$475,867
Inventories — noncurrent (1)	$137,939	$60,751

(1) We purchase a critical raw material that is used in our core production process in quantities that exceed anticipated consumption within our operating cycle (which is 12 months). We classify the raw materials that we do not expect to be consumed within our operating cycle as noncurrent. The increase in our noncurrent inventories was primarily the result of a decrease in the amount of such critical raw material we anticipate consuming in our next operating cycle. Such decrease resulted from a combination of the planned reduction in our manufacturing capacity and the amount of critical raw material for our next operating cycle that is required to be sourced through vendor supply agreements.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Prepaid expenses	$43,121	$151,630
Derivative instruments	8,301	63,673
Other assets — current	85,446	113,729
Prepaid expenses and other current assets	$136,868	$329,032

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Buildings and improvements	$439,520	$393,676
Machinery and equipment	1,332,310	1,453,293
Office equipment and furniture	119,494	110,936
Leasehold improvements	54,265	48,374
Depreciable property, plant and equipment, gross	1,945,589	2,006,279
Accumulated depreciation	(722,422)	(617,787)
Depreciable property, plant and equipment, net	1,223,167	1,388,492
Land	22,178	8,065
Construction in progress (1)	322,022	419,401
Property, plant and equipment, net	$1,567,367	$1,815,958

(1)
Included within construction in progress as of June 30, 2012 is $226.0 million of machinery and equipment (“stored assets”) that was originally purchased for installation in our previously planned manufacturing capacity expansions. We intend to install and place the stored assets into service in yet to be determined locations once market demand supports such additional manufacturing capacity. As the stored assets are neither in the condition or location to produce modules as intended we will not begin depreciation until the assets are placed into service. The stored assets are evaluated for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of our long-lived assets may not be recoverable.

See Note 12. “Economic Development Funding,” to our condensed consolidated financial statements for further information about grants recorded as a reduction to the carrying value of the property, plant and equipment related to the expansion of our manufacturing plant in Frankfurt (Oder), Germany.

Depreciation of property, plant and equipment was $64.0 million and $54.4 million for the three months ended June 30, 2012 and June 30, 2011, respectively, and was $136.6 million and $101.5 million for the six months ended June 30, 2012 and June 30, 2011, respectively.

In December 2011, February 2012, and April 2012, we announced a series of restructuring initiatives. As part of those initiatives, certain property, plant and equipment were determined to be impaired and impairment charges were recorded. See Note 4. “Restructuring,” for more information on the long-lived asset impairments related to these restructuring initiatives.

Capitalized interest

We capitalized interest costs incurred into property, plant and equipment or project assets as follows during the three and six months ended June 30, 2012 and June 30, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest cost incurred	$(9,318)	$(1,954)	$(16,050)	$(3,791)
Interest cost capitalized —– property, plant and equipment	769	1,352	2,822	3,111
Interest cost capitalized —– project assets	1,177	602	4,936	680
Interest expense, net	$(7,372)	$—	$(8,292)	$—

Project assets

Project assets consist primarily of costs relating to solar power projects in various stages of development that we capitalize prior to entering into a definitive sales agreement for the solar power project. These costs include costs for land and costs for developing and constructing a PV solar power plant. Development costs can include legal, consulting, permitting, interconnect, and other similar costs. Once we enter into a definitive sales agreement, we reclassify project assets to deferred project costs on our condensed consolidated balance sheet until the sale is completed and we have met all of the criteria to recognize the sale as revenue. We expense project assets to cost of sales after each respective project asset is sold to a customer and all revenue recognition criteria have been met (matching the expensing of costs to the underlying revenue recognition method). We classify project assets generally as noncurrent due to the time required to complete all activities to sell a specific project, which is typically longer than 12 months.

Project assets consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Project assets — land	$8,533	$13,704
Project assets — development costs	138,990	136,251
Project assets — construction costs	12,716	224,926
Project assets	$160,239	$374,881

We review project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider a project commercially viable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed. We consider a partially developed or partially constructed project commercially viable or recoverable if the anticipated selling price is higher than the carrying value of the related project assets. We examine a number of factors to determine if the project will be recoverable, the most notable of which is whether there are any changes in environmental, ecological, permitting, market pricing or regulatory conditions that impact the project. Such changes could cause the cost of the project to increase or the selling price of the project to decrease. If a project is not considered commercially viable or recoverable, we impair the respective project assets and adjust the carrying value to the estimated recoverable amount, with the resulting impairment recorded within operations.

Deferred project costs

Deferred project costs represent (i) costs that we capitalize as project assets for arrangements that we account for as real estate transactions after we have entered into a definitive sales arrangement, but before the sale is completed and we have met all criteria to recognize the sale as revenue, (ii) recoverable pre-contract costs that we capitalize for arrangements accounted for as long-term construction contracts prior to entering into a definitive sales agreement, or (iii) costs that we capitalize for arrangements accounted for as long-term construction contracts after we have signed a definitive sales agreement, but before all revenue recognition criteria have been met. As of June 30, 2012, deferred project costs were $449.7 million, of which, $189.7 million was classified as current and $260.0 million was classified as noncurrent. As of December 31, 2011, our deferred project costs were $320.4 million, of which $197.7 million was classified as current and $122.7 million was classified as noncurrent. We classify deferred project costs as current if completion of the sale and the meeting of all revenue recognition criteria is expected within the next 12 months.

Note Receivable

On April 8, 2009, we entered into a credit facility agreement with a solar project entity of one of our customers for an available amount of €17.5 million ($22.2 million at the balance sheet close rate on June 30, 2012 of $1.27/€1.00) to provide financing for a PV power generation facility. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8% per annum and is due on December 31, 2026. As of June 30, 2012 and December 31, 2011, the balance on this credit facility was €7.0 million ($8.9 million at the balance sheet close rate on June 30, 2012 of $1.27/€1.00). The outstanding amount of this credit facility is included within “Other assets” on our condensed consolidated balance sheets.

Other Assets

Other assets  consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Retainage (1)	$146,168	$—
Other assets - noncurrent	55,961	67,615
Other assets	$202,129	$67,615

(1)
Certain of the engineering, procurement, and construction (“EPC”) contracts for solar power plants we build contain retainage provisions. Retainage refers to the portion of the EPC contract price earned by us for work performed, but held for payment by our customer as a form of security until we reach certain construction milestones. We consider whether collectability of such retainage is reasonably assured in connection with our overall assessment of the collectability of amounts due or that will become due under our EPC contracts. Retainage expected to be collected within 12 months is classified within Accounts receivable, unbilled on the condensed consolidated balance sheet. After we have met the EPC contract requirements to bill for retainage, we will reclassify such amounts to Accounts receivable trade, net. Amounts are expected to be collected in 2013 through 2015, after certain construction milestones have been met.

Accrued expenses

Accrued expenses consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Accrued compensation and benefits	$70,792	$57,480
Accrued property, plant and equipment	31,675	41,015
Accrued inventory	48,848	46,028
Product warranty liability (Note 15)	97,779	78,637
Accrued expenses in excess of normal product warranty liability and related expenses (1)	112,801	89,893
Other accrued expenses	114,922	93,606
Accrued expenses	$476,817	$406,659

(1) $112.8 million of accrued expenses in excess of normal product warranty liability and related expenses as of June 30, 2012 consisted primarily of commitments to certain customers, each related to the manufacturing excursion occurring during the period between June 2008 to June 2009 (“2008-2009 manufacturing excursion”), whereby certain modules manufactured during that time period may experience premature power loss once installed in the field. The accrued expense as of June 30, 2012 included the following commitments to certain customers, each related to the 2008-2009 manufacturing excursion and our related remediation program: (i) $53.4 million in estimated expenses for remediation efforts related to module removal, replacement and logistical services committed to by us beyond the normal product warranty; and (ii) $49.6 million in estimated compensation payments to customers, under certain circumstances, for power lost prior to remediation of the customer’s system under our remediation program.

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

Deferred Revenue

We recognize deferred revenue as net sales only after all revenue recognition criteria are met. We expect to recognize these amounts as revenue within the next 12 months.

Other current liabilities

Other current liabilities consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Derivative instruments	$13,078	$37,342
Deferred tax liabilities	3,621	6,612
Payments and billings for deferred project costs (1)	—	192,440
Other liabilities — current	21,834	58,252
Other current liabilities	$38,533	$294,646

(1)
Payments and billings for deferred project costs represent customer payments received or customer billings made under the terms of certain solar power project sales contracts for which all revenue recognition criteria for real estate transactions under ASC 360 have not yet been met and are not yet certain of being met in the future. Such solar power project costs are included as a component of current deferred project costs.

Other liabilities

Other liabilities consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Product warranty liability	$84,110	$79,105
Other taxes payable	78,103	73,054
Payments and billings for deferred project costs (1)	282,442	167,374
Other liabilities — noncurrent	62,568	53,973
Other liabilities	$507,223	$373,506

(1)
Payments and billings for deferred project costs represent customer payments received or customer billings made under the terms of certain solar power project sales contracts for which all revenue recognition criteria for real estate transactions under ASC 360 have not yet been met and are not yet certain of being met in the future. Such solar power project costs are included as a component of noncurrent deferred project costs.

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

Depending on the terms of the specific derivative instruments and market conditions, some of our derivative instruments may be assets and others liabilities at any particular balance sheet date. As required by ASC 815, Derivatives and Hedging, we report all of our derivative instruments that are within the scope of that accounting standard at fair value. We account for changes in the fair value of derivative instruments within accumulated other comprehensive income (loss) if the derivative instruments qualify for hedge accounting under ASC 815. For those derivative instruments that do not qualify for hedge accounting (“economic hedges”), we record the changes in fair value directly to earnings. These accounting approaches, the various risks that we are exposed to in our business, and our use of derivative instruments to manage these risks are described below. See Note 11. “Fair Value Measurements,” to our condensed consolidated financial statements for information about the techniques we use to measure the fair value of our derivative instruments.

The following tables present the fair value of derivative instruments included in our condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Prepaid Expenses and Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$115	$—	$1,487	$—
Cross-currency swap contracts	—	—	532	5,850
Interest rate swap contracts	—	—	414	1,077
Total derivatives designated as hedging instruments	$115	$—	$2,433	$6,927

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$8,186	$—	$10,645	$—
Total derivatives not designated as hedging instruments	$8,186	$—	$10,645	$—
Total derivative instruments	$8,301	$—	$13,078	$6,927

	December 31, 2011
	Prepaid Expenses and Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$28,415	$—	$—	$—
Cross-currency swap contracts	—	—	—	4,943
Interest rate swap contracts	—	—	444	2,127
Total derivatives designated as hedging instruments	$28,415	$—	$444	$7,070

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$35,258	$—	$36,898	$—
Total derivatives not designated as hedging instruments	$35,258	$—	$36,898	$—
Total derivative instruments	$63,673	$—	$37,342	$7,070

The following tables present the amounts related to derivative instruments designated as cash flow hedges under ASC 815 affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the three and six months ended June 30, 2012 and June 30, 2011 (in thousands):

	Foreign Exchange Forward Contracts	Interest Rate Swap Contracts	Cross Currency Swap Contract	Total
Balance in other comprehensive income (loss) at December 31, 2011	$33,751	$(2,571)	$(5,899)	$25,281
Amounts recognized in other comprehensive (loss) income	(11,341)	(914)	4,347	(7,908)
Amounts reclassified to earnings impacting:
Net sales	(6,710)	—	—	(6,710)
Foreign currency gain	—	—	(5,003)	(5,003)
Interest expense	—	244	71	315
Balance in other comprehensive income (loss) at March 31, 2012	$15,700	$(3,241)	$(6,484)	$5,975
Amounts recognized in other comprehensive (loss) income	5,825	(334)	(5,989)	(498)
Amounts reclassified to net sales as a result of forecasted transactions being probable of not occurring	(3,385)	—	—	(3,385)
Amounts reclassified to earnings impacting:
Foreign currency loss	—	—	5,382	5,382
Interest expense	—	2,084	131	2,215
Balance in other comprehensive income (loss) at June 30, 2012	$18,140	$(1,491)	$(6,960)	$9,689

	Foreign Exchange Forward Contracts	Interest Rate Swap Contracts	Cross Currency Swap Contract	Total
Balance in other comprehensive (loss) income at December 31, 2010	$(1,448)	$(1,219)	$—	$(2,667)
Amounts recognized in other comprehensive (loss) income	(53,752)	717	—	(53,035)
Amounts reclassified to earnings impacting:
Net sales	12,380	—	—	12,380
Interest expense	—	205	—	205
Balance in other comprehensive (loss) income at March 31, 2011	$(42,820)	$(297)	$—	$(43,117)
Amounts recognized in other comprehensive (loss) income	(14,393)	(533)	—	(14,926)
Amounts reclassified to earnings impacting:
Net sales	26,154	—	—	26,154
Interest expense	—	200	—	200
Balance in other comprehensive (loss) income at June 30, 2011	$(31,059)	$(630)	$—	$(31,689)

We recorded immaterial amounts of unrealized losses related to ineffective portions of our derivative instruments designated as cash flow hedges during the three and six months ended June 30, 2012 and June 30, 2011 directly to other income (expense). In addition, we recognized unrealized gains of $2.2 million and $1.9 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within other income (expense) during the three and six months ended June 30, 2012, respectively. We recognized an immaterial amount of unrealized losses related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within other income (expense) during the three and six months ended June 30, 2011.

The following table presents the amounts related to derivative instruments not designated as cash flow hedges under ASC 815 affecting our consolidated statements of operations for the three and six months ended June 30, 2012 and June 30, 2011 (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Derivatives not designated as hedging instruments under ASC 815:	Location of Gain (Loss) Recognized in Income on Derivatives	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Foreign exchange forward contracts	Foreign currency (loss) gain	$(8,877)	$(741)	(1,523)	468
Foreign exchange forward contracts	Cost of sales	$(1,546)	$820	(738)	3,902

Interest Rate Risk

We use cross-currency swap contracts and interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use such swap contracts for speculative or trading purposes.

On November 16, 2011, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our German Facility Agreement, which became effective on November 18, 2011 with an initial notional value of €50.0 million and pursuant to which we were entitled to receive a three-month floating interest rate, the Euro Interbank Offered Rate (“EURIBOR”), and were required to pay a fixed rate of 1.985%. This derivative instrument qualified for accounting as a cash flow hedge in accordance with ASC 815 and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at December 31, 2011. As of March 31, 2012, we discontinued hedge accounting for this interest rate swap contract as the forecasted interest payments were no longer probable of occurring as originally scheduled. On April 17, 2012, we terminated this swap and realized a loss of €1.5 million ($2.0 million at the period average rate of $1.30/€1.00) as the forecasted interest payments were probable of not occurring. This amount was included within other income (expense) for the three and six months ended June 30, 2012.

On September 30, 2011, we entered into a cross-currency swap contract to hedge the floating rate foreign currency denominated loan under our Malaysian Ringgit Facility Agreement. This swap had an initial notional value of MYR465.0 million and entitles us to receive a three-month floating Kuala Lumpur Interbank Offered Rate (“KLIBOR”) interest rate, and requires us to pay a fixed U.S. dollar rate of 3.495%. Additionally, this swap hedges the foreign currency risk of the Malaysian Ringgit denominated principal and interest payments. The notional amount of the swap is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of June 30, 2012, the notional value of this cross-currency swap agreement was MYR465.0 million. This swap is a derivative instrument that qualifies for accounting as a cash flow hedge in accordance with ASC 815 and we designated it as such. We determined that this swap was highly effective as a cash flow hedge at June 30, 2012 and December 31, 2011. For the three and six months ended June 30, 2012, there was no ineffectiveness from this cash flow hedge.

On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian Credit Facility, which became effective on September 30, 2009 with an initial notional value of €57.3 million and pursuant to which we are entitled to receive a six-month floating interest rate, EURIBOR, and are required to pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of June 30, 2012, the notional value of this interest rate swap contract was €33.8 million. This derivative instrument qualifies for accounting as a cash flow hedge in accordance with ASC 815 and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at June 30, 2012 and December 31, 2011. For the three and six months ended June 30, 2011 and June 30, 2012, there was no ineffectiveness from this cash flow hedge.

In the following 12 months, we expect to reclassify to earnings $0.9 million of net unrealized losses related to the interest rate swap contract and cross-currency swap contract that are included in accumulated other comprehensive income (loss) at June 30, 2012 as we realize the earnings effect of the underlying loans. The amount we ultimately record to earnings will depend on the actual interest rate, and foreign exchange rate when we realize the earnings effect of the underlying loans.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of the subsidiaries of our business to have material future cash flows, including revenues and expenses that will be denominated in currencies other than the subsidiaries’ functional currency. Our primary cash flow exposures are revenues and expenses. Changes in the exchange rates between our subsidiaries’ functional currencies and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of June 30, 2012 and December 31, 2011, these foreign exchange forward contracts hedged our forecasted cash flows for up to 6 months and 12 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of the derivative’s unrealized gain or loss in accumulated other comprehensive income (loss) and subsequently reclassify amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges at June 30, 2012 and December 31, 2011. During the three and six months ended June 30, 2012, we did not discontinue any cash flow hedges because a hedging relationship was no longer highly effective.

During the three and six months ended June 30, 2012, we did not purchase any foreign exchange forward contracts that qualify as new cash flow hedges. However, certain foreign exchange forward contracts purchased in prior periods to hedge the exchange rate risk on forecasted cash flows denominated in Euro, Canadian dollar, and Australian dollar remained outstanding. As of June 30, 2012 and December 31, 2011, the notional values associated with our foreign exchange forward contracts were as follows (notional amounts and U.S. dollar equivalents in millions):

			Weighted Average Forward Exchange Rate	Balance sheet close rate on
Currency	Notional Amount	USD Equivalent	June 30, 2012	June 30, 2012
Canadian dollar	CAD 192.0	$186.5	$0.97/CAD1.00	$0.98/CAD1.00
Australian dollar	AUD 8.0	$8.2	$1.03/AUD1.00	$1.02/AUD1.00

			Weighted Average Forward Exchange Rate	Balance sheet close rate on
Currency	Notional Amount	USD Equivalent	December 31, 2011	June 30, 2012
Euro	€81.0	$102.9	$1.37/€1.00	$1.27/€1.00
Canadian dollar	CAD 340.0	$333.2	$1.05/CAD1.00	$0.98/CAD1.00
Australian dollar	AUD 8.0	$8.2	$1.03/AUD1.00	$1.02/AUD1.00

As of June 30, 2012, the net unrealized gain on these contracts was $14.6 million. As of December 31, 2011, the net unrealized gain on these contracts was $31.2 million.

In the following 12 months, we expect to reclassify to earnings $14.6 million of net unrealized gains related to these forward contracts that are included in accumulated other comprehensive income (loss) at June 30, 2012 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rate when we realize the related forecasted transactions.

During 2011 and the six months ended June 30, 2012, we determined that certain forecasted transactions were no longer probable of occurring and we discontinued hedge accounting for those foreign exchange forward contracts in accordance with ASC 815. In the following 12 months we expect to reclassify to earnings $3.5 million of net unrealized gains related to such discontinued foreign exchange forward contracts from accumulated other comprehensive income (loss) at June 30, 2012. Although these contracts are no longer designated as cash flow hedges, the related unrealized gains still receive hedge accounting treatment until it is probable that the forecasted transaction will not occur as originally expected.

Transaction Exposure and Economic Hedging

Many subsidiaries of our business have assets and liabilities (primarily receivables, investments, accounts payable, debt, and solar module collection and recycling liabilities) that are denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between our subsidiaries’ functional currencies and the other currencies in which these assets and liabilities are denominated can create fluctuations in our reported condensed consolidated financial position, results of operations, and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to economically hedge assets and liabilities against the effects of currency exchange rate fluctuations. The gains and losses on the foreign exchange forward contracts will economically offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency assets and liabilities.

During the three and six months ended June 30, 2012, we purchased foreign exchange forward contracts to economically hedge balance sheet and other exposures related to transactions with third parties. Such contracts are considered economic hedges and do not qualify for hedge accounting under ASC 815. We recognize gains or losses from the fluctuation in foreign exchange rates and the fair value of these derivative contracts in “Cost of sales” and “Foreign currency gain (loss)” on our condensed consolidated statements of operations, depending on where the gain or loss from the economically hedged item is classified on our condensed consolidated statements of operations. As of June 30, 2012, the total unrealized loss on our economic hedge foreign exchange forward contracts was $6.0 million. As these amounts do not qualify for hedge accounting, changes in fair value related to such derivative instruments are recorded directly to earnings. These contracts have maturities of less than 6 months.

As of June 30, 2012, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting under ASC 815 were as follows (notional amounts and U.S. dollar equivalents in millions):

				Balance sheet close rate on
Transaction	Currency	Notional Amount	USD Equivalent	June 30, 2012
Purchase	Euro	€231.7	$294.3	$1.27/€1.00
Sell	Euro	€128.0	$162.6	$1.27/€1.00
Sell	Australian dollar	AUD 18.7	$19.1	$1.02/AUD1.00
Purchase	Malaysian ringgit	MYR 135.8	$42.1	$0.31/MYR1.00
Sell	Malaysian ringgit	MYR 25.0	$7.8	$0.31/MYR1.00
Purchase	Chinese renminbi	CNY 16.7	$2.7	$0.16/CNY1.00
Sell	Chinese renminbi	CNY 10.8	$1.7	$0.16/CNY1.00
Purchase	Japanese yen	JPY 176.8	$1.7	$0.01/JPY1.00
Purchase	Canadian dollar	CAD 33.9	$33.2	$0.98/CAD1.00
Sell	Canadian dollar	CAD 46.7	$45.8	$0.98/CAD1.00

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

When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we measure fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and currency rates. The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring, nonrecurring or initial basis:

•
Cash equivalents. At June 30, 2012, our cash equivalents consisted of money market mutual funds. At December 31, 2011, our cash equivalents consisted of money market mutual funds. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities and restricted investments. At June 30, 2012, our marketable securities consisted of commercial paper, corporate debt securities, federal and foreign agency debt, foreign government obligations, supranational debt, and U.S. government obligations, and our restricted investments consisted of foreign and U.S. government obligations. At December 31, 2011, our marketable securities consisted of commercial paper, corporate debt securities, federal and foreign agency debt, foreign government obligations, supranational debt, and U.S. government obligations, and our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities and restricted investments using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We also consider the effect of our counterparties’ credit standings in these fair value measurements.

•
Derivative assets and liabilities. At June 30, 2012 and December 31, 2011, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies, an interest rate swap contract involving a benchmark of interest rates, and a cross-currency swap including both. Since our derivative assets and liabilities are not traded on an exchange, we value them using industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the terms of the derivative instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our own credit standing and that of our counterparties in our fair value measurements of our derivative assets and liabilities.

•	Solar module collection and recycling liability. We account for our obligation to collect and recycle the solar modules that we sell in a similar manner to the accounting for asset retirement obligations that is prescribed by ASC 410, Asset Retirement and Environmental Obligations. When we sell solar modules, we initially record our estimated liability for collecting and recycling those particular solar modules at the fair value of this liability, and then in subsequent periods, we accrete this fair value to the estimated future cost of collecting and recycling the solar modules. Therefore, this is an initial (“one-time”) fair value measurement of the collection and recycling liability associated with each particular solar module sold. We do not measure the solar module collection and recycling liability at fair value subsequent to the initial recognition.

Since there is not an established market for collecting and recycling our solar modules, we value our liability using a valuation model (an income approach). This fair value measurement requires us to use significant unobservable inputs, which are primarily estimates of collection and recycling process costs and estimates of future changes in costs due to inflation and future currency exchange rates. Accordingly, we classify these valuation techniques for the initial measurement of the estimated liability as Level 3. We estimate collection and recycling process costs based on analysis of the collection and recycling technologies that we are currently developing; we estimate future inflation costs based on analysis of historical trends; and we estimate future currency exchange rates based on current rate information. We consider the effect of our own credit standing in our initial measurement of the fair value of this liability.

At June 30, 2012 and December 31, 2011, information about inputs into the fair value measurements of our assets and liabilities that we measure on a recurring basis was as follows (in thousands):

	As of June 30, 2012
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	977	977	—	—
Marketable securities:
Commercial paper	2,500	—	2,500	—
Corporate debt securities	29,004	—	29,004	—
Federal agency debt	34,552	—	34,552	—
Foreign agency debt	5,836	—	5,836	—
Foreign government obligations	5,193	—	5,193	—
Supranational debt	34,360	—	34,360	—
U.S. government obligations	2,008	—	2,008	—
Restricted investments (excluding restricted cash)	267,239	—	267,239	—
Derivative assets	8,301	—	8,301	—
Total assets	$389,970	$977	$388,993	$—
Liabilities:
Derivative liabilities	$20,005	$—	$20,005	$—

	As of December 31, 2011
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	26,378	26,378	—	—
Marketable securities:
Commercial paper	9,193	—	9,193	—
Corporate debt securities	55,011	—	55,011	—
Federal agency debt	50,081	—	50,081	—
Foreign agency debt	10,928	—	10,928	—
Foreign government obligations	9,120	—	9,120	—
Supranational debt	45,991	—	45,991	—
U.S. government obligations	2,014	—	2,014	—
Restricted investments (excluding restricted cash)	178,815	—	178,815	—
Derivative assets	63,673	—	63,673	—
Total assets	$451,204	$26,378	$424,826	$—
Liabilities:
Derivative liabilities	$44,412	$—	$44,412	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial and derivative instruments at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities — current and noncurrent	$113,453	$113,453	$182,338	$182,338
Foreign exchange forward contract assets	$8,301	$8,301	$63,673	$63,673
Restricted investments (excluding restricted cash)	$267,239	$267,239	$178,815	$178,815
Note receivable, affiliate	$21,373	$19,983	$—	$—
Notes receivable — noncurrent	$8,869	$9,384	$9,086	$9,288
Liabilities:
Long-term debt, including current maturities	$518,851	$522,832	$663,648	$670,662
Interest rate swap contract liabilities	$1,491	$1,491	$2,571	$2,571
Cross-currency swap contract liabilities	$6,382	$6,382	$4,943	$4,943
Foreign exchange forward contract liabilities	$12,132	$12,132	$36,898	$36,898

The carrying values on our condensed consolidated balance sheet of our cash and cash equivalents, accounts receivable-trade, accounts receivable-unbilled, other assets, restricted cash, accounts payable, income taxes payable, and accrued expenses approximate their fair values due to their short maturities; therefore, we exclude them from the foregoing table.

We estimated the fair value of our long-term debt in accordance with ASC 820 using a discounted cash flows approach (an income approach). We incorporated the credit risk of our counterparty for all asset fair value measurements and our credit risk for all liability fair value measurements. Such fair value measurements are considered Level 2 under the fair value hierarchy.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, marketable securities, restricted investments, interest rate swap and cross-currency swap contracts, and foreign exchange forward contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place cash, cash equivalents, marketable securities, restricted investments, interest rate swap and cross-currency swap contracts, and foreign exchange forward contracts with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions.

Note 12. Economic Development Funding

On February 11, 2011 we were approved to receive taxable investment incentives (“Investitionszuschüsse”) of approximately €6.3 million from the State of Brandenburg, Germany. These funds were expected to reimburse us for certain costs incurred related to the expansion of our manufacturing plant in Frankfurt(Oder), Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Receipt of these incentives was conditional upon the State of Brandenburg having sufficient funds allocated to this program to pay the reimbursements we claim. Based on several factors, including the fiscal budget and credit rating of the State of Brandenburg among others, we believed that there was reasonable assurance that we would receive these grants. In addition, we are required to operate our facility for a minimum of five years and employ a specified number of associates during this period. We expected to meet these conditions at the time such incentives were recorded and as of December 31, 2011, based on our prior operating plans and commitments. As of December 31, 2011, we had received cash payments of €5.3 million under this program.

We were also eligible to recover up to approximately €17.2 million related to the construction of our plant in Frankfurt(Oder), Germany under the German Investment Grant Act of 2010 (“Investitionszulagen”). This Act permits us to claim tax-exempt reimbursements for certain costs that we incurred related to the expansion of our manufacturing plant in Frankfurt(Oder), Germany, including costs for the construction of buildings and the purchase of machinery and equipment. Tangible assets subsidized under this program have to remain in the region for at least five years. We expected to meet these conditions at the time such incentives were recorded and as of December 31, 2011, based on our operating plans and commitments. As of December 31, 2011, we had received cash payments of €6.0 million under this program.

We accounted for these grants as a reduction to the carrying value of the property, plant and equipment they fund when there was reasonable assurance that we complied and were expected to continue to comply with the conditions attached to the grants and the grants would be received.

Due to the planned closure of our manufacturing plants in Frankfurt(Oder), we no longer had reasonable assurance we would meet the required conditions to earn such incentives. As a result, in the three months ended March 31, 2012, we recorded an expense of $29.8 million primarily associated with the expected repayment of amounts received and the write-off of outstanding amounts accrued for as receivables under such incentive programs. As of June 30, 2012, we had repaid the entire €5.3 million ($6.9 million at the average rate of $1.30/€1.00) received under the Investitionszuschüsse program and we have recorded €6.0 million ($7.6 million at the balance sheet close rate on June 30, 2012 of $1.27/€1.00) within other current liabilities representing the required repayment of the Investitionszulagen program. See Note 4. “Restructuring,” for additional information on the planned closure of our manufacturing plants in Frankfurt(Oder).

Note 13. Note Receivable, Affiliate

In January 2012, we contributed an immaterial amount for a 50% ownership interest in a newly formed limited liability company (“property company”), which was formed for the sole purpose of holding land for use in the development of a certain solar power project. One of our customers also contributed an immaterial amount for the remaining 50% ownership interest in the property company. The project development and related activities for the property company is governed by a shareholders agreement. The intent of the shareholders agreement is to outline the parameters of the arrangement with our customer, whereby we would supply solar modules to the solar power project and our customer would develop and construct the project. The shareholders agreement also requires each party to consent to all decisions made for the most significant activities of the property company. There are no requirements for us to make further contributions to the property company and the proceeds from the sale of the project are to be divided equally between us and our customer after the repayment of all project development related costs including the repayment of the loan discussed further below.

We also entered into a loan agreement with the property company, which is considered an affiliate, to loan up to €17.0 million ($21.6 million at the balance sheet close rate on June 30, 2012 of $1.27/€1.00), the proceeds of which must be used to purchase the project land and to pay for certain land development costs. The loan bears interest at 6% per annum and must be repaid only after the underlying solar power project has been sold. As of June 30, 2012, the outstanding balance on this loan was €16.9 million ($21.4 million at the balance sheet close rate on June 30, 2012 of $1.27/€1.00).

The property company is considered a variable interest entity and our ownership interest in and the loan to the property company are considered variable interests. We accounted for our investment in the property company under the equity method of accounting as we concluded we are not the primary beneficiary as we do not have the power to make decisions for the most significant activities of the property company. No interest income will be recorded under the loan agreement until such interest income is realized due to the loan being with an affiliate and as payment is not due until the sale of the project. There was no income or losses generated by the property company during both the three and six months ended June 30, 2012 as all costs incurred by the property company were capital in nature.

Note 14. Debt

Our long-term debt consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

Type	June 30, 2012	December 31, 2011
Revolving Credit Facility	$215,000	$200,000
German Facility Agreement	—	140,085
Malaysian Ringgit Facility Agreement	146,346	146,725
Malaysian Euro Facility Agreement	60,870	67,556
Malaysian Facility Agreement	87,456	102,008
Director of Development of the State of Ohio	5,587	6,337
France Facility Agreement	4,718	4,833
Capital lease obligations	2,214	2,440
Long-term debt principal	522,191	669,984
Less unamortized discount	(3,340)	(6,336)
Total long-term debt	518,851	663,648
Less current portion	(47,768)	(44,505)
Noncurrent portion	$471,083	$619,143

We did not have any short-term debt at June 30, 2012 and December 31, 2011.

Revolving Credit Facility

On September 4, 2009, we entered into a credit agreement (“Revolving Credit Facility”) with several financial institutions as lenders. JPMorgan Securities LLC and Banc of America Securities LLC served as joint-lead arrangers and bookrunners, with JPMorgan Chase Bank, N.A. also acting as administrative agent. The Revolving Credit Facility provided FSI and any designated borrowing subsidiary under the credit facility with a senior secured three-year revolving credit facility in an aggregate available amount of $300.0 million, a portion of which was available for letters of credit.

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

The Revolving Credit Facility consisted of the following at June 30, 2012 (in thousands):

			Borrowings Outstanding	Letters of Credit Outstanding	Availability
Maturity	Denomination	Capacity	June 30, 2012	June 30, 2012	June 30, 2012
2015	USD	$600,000	$215,000	$133,806	$251,194

Borrowings under the Revolving Credit Facility bear interest at (i) the London Interbank Offering Rate (“LIBOR”) (adjusted for Eurocurrency reserve requirements) plus a margin of 2.50% or (ii) a base rate as defined in the credit agreement plus a margin of 1.50%, depending on the type of borrowing requested by us. These margins are subject to adjustments depending on our consolidated leverage ratio. As of June 30, 2012, based on the outstanding borrowings, the all-in effective base rate borrowing rate was 5.01%. Borrowings outstanding as of June 30, 2012 were short term in nature and therefore drawn at the base rate.

The Revolving Credit Facility contains the following financial covenants: a leverage ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. We are also subject to customary non-financial covenants. We were in compliance with these covenants through June 30, 2012.

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

In connection with our Revolving Credit Facility, we entered into a guarantee and collateral agreement providing for, among other things, share pledges of certain restricted subsidiaries under our Revolving Credit Facility.

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

German Facility Agreement

On May 18, 2011, in connection with the plant expansion at our German manufacturing center, FSM GmbH, our indirect wholly owned subsidiary, entered into a credit facility agreement (“German Facility Agreement”) with Commerzbank Aktiengesellschaft as arranger and Commerzbank Aktiengesellschaft, Luxembourg Branch as facility agent and security agent.

In April 2012, we voluntarily repaid the entire outstanding balance under the German Facility Agreement of $141.8 million and we incurred $4.7 million of costs associated with the repayment.

Malaysian Ringgit Facility Agreement

On June 30, 2011, in connection with the plant expansion at our Malaysian manufacturing center, FS Malaysia, our indirect wholly owned subsidiary, entered into a credit facility agreement (“Malaysian Ringgit Facility Agreement”), among FSI as guarantor, CIMB Investment Bank Berhad, Maybank Investment Bank Berhad, and RHB Investment Bank Berhad as arrangers with CIMB Investment Bank Berhad also acting as facility agent and security agent, and the original lenders party thereto.

The Malaysian Ringgit Facility Agreement consisted of the following at June 30, 2012 (in thousands):

					Borrowings Outstanding		Availability
Interest Rate	Maturity	Denomination	Original Capacity		June 30, 2012		June 30, 2012
KLIBOR plus 2.00% (1)	2018	MYR	RM	465,000	RM	465,000	RM	—

(1) We entered into a cross-currency swap contract related to this loan. See Note 10. “Derivative Financial Instruments,” to our condensed consolidated financial statements.

The proceeds of the Malaysian Ringgit Facility Agreement were used by FS Malaysia to finance, in part, the design, construction, and commission of our fifth and sixth manufacturing plants (“Plants 5 and 6”) in Kulim, Malaysia and the acquisition of certain machinery and equipment installed in each plant.

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

The loans made to FS Malaysia are secured by, among other things FS Malaysia’s leases over the leased lots on which Plants 5 and 6 are located and all machinery and equipment purchased by FS Malaysia with the proceeds of the facility or otherwise installed in or utilized in Plants 5 and 6, to the extent not financed, or subject to a negative pledge under a separate financing facility relating to Plants 5 and 6. In addition, FS Malaysia’s obligations under the agreement are guaranteed, on an unsecured basis, by FSI.

At June 30, 2012, buildings, machinery and equipment, and land leases with net book values of $255.3 million were pledged as collateral for this loan.

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

We were in compliance with all covenants through June 30, 2012.

Malaysian Euro Facility Agreement

On August 3, 2011, in connection with the plant expansion at our Malaysian manufacturing center, FS Malaysia, our indirect wholly owned subsidiary, entered into a credit facility agreement (“Malaysian Euro Facility Agreement”) with Commerzbank Aktiengesellschaft and Natixis Zweigniederlassung Deutschland as arrangers and original lenders, and Commerzbank Aktiengesellschaft, Luxembourg Branch as facility agent and security agent.

The Malaysian Euro Facility Agreement consisted of the following at June 30, 2012 (in thousands):

					Borrowings Outstanding	Availability
Interest Rate	Maturity	Denomination	Original Capacity		June 30, 2012	June 30, 2012
EURIBOR plus 1.00%	2018	EUR	€60,000	(1)	€48,042	€—

(1) Three euro-denominated term loan facilities were made available to FS Malaysia in the following maximum aggregate amounts: €27.1 million, €32.0 million, and €0.9 million.

In connection with the Malaysian Euro Facility Agreement, FSI concurrently entered into a first demand guarantee agreement dated August 3, 2011 in favor of the lenders. Under this agreement, FS Malaysia’s obligations related to the credit facility are guaranteed, on an unsecured basis, by FSI. At the same time, FS Malaysia and FSI also entered into a subordination agreement, pursuant to which any payment claims of FSI against FS Malaysia are subordinated to the claims of the lenders. The proceeds of the facilities were used by FS Malaysia to finance, in part, the supply and construction of machinery and equipment installed in Plants 5 and 6 in Kulim, Malaysia and the payment of fees to be paid to Euler Hermes in connection with the Euler Hermes Guarantee.

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

The Malaysian Euro Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to grant liens over the machinery and equipment financed by the facilities, effect asset sales, provide guarantees, change its business, engage in mergers, consolidations and restructurings, and enter into contracts with FSI and its subsidiaries. In addition, the agreement includes the following financial covenants: maximum total debt to equity ratio, maximum total leverage ratio, minimum interest coverage ratio and minimum debt service coverage ratio. It also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants through June 30, 2012.

Malaysian Facility Agreement

On May 6, 2008, in connection with the plant expansion at our Malaysian manufacturing center, FS Malaysia, our indirect wholly owned subsidiary, entered into an export financing facility agreement (“Malaysian Facility Agreement”) with a consortium of banks.

The Malaysian Facility Agreement consisted of the following facilities at June 30, 2012 (in thousands):

					Borrowings Outstanding	Availability
Borrowing	Interest Rate	Maturity	Denomination	Original Capacity	June 30, 2012	June 30, 2012
Fixed-rate facility	4.54%	2016	EUR	€67,000	€34,513	€—
Floating-rate facility	EURIBOR plus 0.55% (1)	2016	EUR	€67,000	€34,513	€—
				€134,000	€69,026	€—

(1) We entered into an interest rate swap contract related to this loan. See Note 10. “Derivative Financial Instruments,” to our condensed consolidated financial statements.

The proceeds of the Malaysian Facility Agreement were used by FS Malaysia for the purpose of (i) partially financing the purchase of certain machinery and equipment used at our Malaysian manufacturing center, and (ii) financing fees paid to Euler-Hermes Kreditversicherungs-AG, the German Export Credit Agency of Hamburg, Federal Republic of Germany, which guarantees 95% of FS Malaysia’s obligations related to these credit facilities. In addition to paying interest on outstanding principal under the facilities, FS Malaysia is obligated to pay annual agency fees and security agency fees. Pursuant to the agreement, we began semi-annual repayments of the principal balances of these credit facilities during 2008. Amounts repaid under these credit facilities cannot be re-borrowed.

In connection with the Malaysian Facility Agreement, FSI concurrently entered into a first demand guarantee agreement dated May 6, 2008 in favor of the lenders. Thereby FS Malaysia’s obligations related to the agreement are guaranteed, on an unsecured basis, by FSI. In connection with the Malaysian Facility Agreement, all of FS Malaysia’s obligations are secured by a first party, first legal charge over the machinery and equipment financed by the credit facilities, and the other documents, contracts, and agreements related to that machinery and equipment. Also in connection with the agreement, any payment claims of FSI against FS Malaysia are subordinated to the claims of the lenders.

At June 30, 2012, machinery and equipment with a net book value of $105.4 million was pledged as collateral for these loans.

The Malaysian Facility Agreement contains various financial covenants with which we must comply, including a debt-to-equity ratio, a total leverage ratio, an interest coverage ratio, and a debt service coverage ratio. The agreement also contains various customary non-financial covenants with which FS Malaysia must comply, including submitting various financial reports and business forecasts to the lenders, maintaining adequate insurance, complying with applicable laws and regulations, and restrictions on FS Malaysia’s ability to sell or encumber assets, or make loan guarantees to third parties. We were in compliance with all covenants through June 30, 2012.

Director of Development of the State of Ohio

During the year ended December 31, 2005, we received a loan from the Director of Development of the State of Ohio which consisted of the following at June 30, 2012 (in thousands):

				Borrowings Outstanding	Availability
Interest Rate	Maturity	Denomination	Original Capacity	June 30, 2012	June 30, 2012
2.25%	2015	USD	$15,000	$5,587	$—

At June 30, 2012, land and buildings with net book values of $18.7 million were pledged as collateral for this loan.

Variable Interest Rate Risk

Certain of our debt-financing agreements bear interest at prime, EURIBOR, KLIBOR, or LIBOR. A disruption of the credit environment, as previously experienced, could negatively impact interbank lending and, therefore, negatively impact these floating rates. An increase in EURIBOR would impact our cost of borrowing under our entire Malaysian Euro Facility Agreement, but would not impact our cost of borrowing of the floating-rate term loan under our Malaysian Facility Agreement as we entered into a interest rate swap contract to mitigate such risk. An increase in KLIBOR would not increase our cost of borrowing under our Malaysian Ringgit Facility Agreement as we entered into a cross-currency swap contract to mitigate such risk. An increase in LIBOR or prime would increase our cost of borrowing under our Revolving Credit Facility.

Note 15. Commitments and Contingencies

Financial Guarantees

In the normal course of business, we occasionally enter into agreements with third parties under which we guarantee the performance of our subsidiaries related to certain contracts, which may include development, engineering, procurement of permits and equipment, construction management, and operating and maintenance services related to solar power plants. These agreements meet the definition of a guarantee according to ASC 460, Guarantees. As of June 30, 2012 and December 31, 2011, none of these guarantees were material to our financial position.

Loan Guarantees

At June 30, 2012 and December 31, 2011, our only loan guarantees were guarantees of our own debt, as disclosed in Note 14. “Debt,” to these condensed consolidated financial statements.

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and bank guarantees to provide financial and performance assurance to third parties. Our Revolving Credit Facility provides us the capacity to issue up to $600.0 million in letters of credit at a fee equal to the applicable margin for Eurocurrency revolving loans and a fronting fee. As of June 30, 2012, we had $133.8 million in letters of credit issued under the Revolving Credit Facility with a remaining availability of $251.2 million, all of which can be used for the issuance of letters of credit. The majority of these letters of credit were supporting our systems business. In addition, as of June 30, 2012, we had $40.5 million in bank guarantees issued outside of our revolving credit facility, some of which were posted by certain of our foreign subsidiaries.

Product Warranties

When we recognize revenue for module or systems project sales, we accrue a liability for the estimated future costs of meeting our limited warranty obligations. We make and revise this estimate based primarily on the number of our solar modules under warranty installed at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of and the expected future performance of our solar modules and balance of the systems, and our estimated per-module replacement cost. See also Note 2. “Summary of Significant Accounting Policies,” for further discussion on our limited warranty obligations.

From time to time we have taken remediation actions in respect of affected modules beyond our limited warranty, and we may elect do so in the future, in which case we would incur additional expenses that are beyond our limited warranty. Such potential voluntary future remediation actions beyond our limited warranty may be material to our condensed consolidated statement of operations if we commit to any such remediation actions beyond our limited warranty.
Product warranty activities during the three and six months ended June 30, 2012 and June 30, 2011 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Product warranty liability, beginning of period	$179,454	$32,141	$157,742	$27,894
Accruals for new warranties issued	7,636	5,293	11,613	10,562
Settlements	(10,894)	(2,869)	(16,597)	(6,455)
Change in estimate of product warranty liability (1)	5,693	1,791	29,131	4,355
Product warranty liability, end of period	$181,889	$36,356	$181,889	$36,356
Current portion of warranty liability	$97,779	$10,706	$97,779	$10,706
Noncurrent portion of warranty liability	$84,110	$25,650	$84,110	$25,650

(1)
Changes in estimate of product warranty liability during the six months ended June 30, 2012 includes a net increase to our best estimate of $22.6 million partially related to a net increase in the expected number of replacement modules required for certain remediation efforts related to the manufacturing excursion that occurred between June 2008 and June 2009. Such estimated increase was primarily due to the completion of the analysis on certain outstanding claims as of December 31, 2011. The remaining portion of this increase was primarily related to a change in estimate for the market value of the modules that we estimate will be returned to us under the voluntary remediation efforts that meet the required performance standards to be re-sold as refurbished modules. If the actual market value for such refurbished modules is less than the estimated market value for such modules we may be required to incur additional expense for further inventory write-downs.

Systems Repurchases

Under the sales agreements for a limited number of our solar power projects, we may be required to repurchase such projects if certain events occur, such as not achieving commercial operation of the project within a certain timeframe.

Although we consider the possibility that we would be required to repurchase any of our solar power projects to be remote, our current working capital and other available sources of liquidity may not be sufficient in order to make any required repurchase. If we are required to repurchase a solar power project we would have the ability to market and sell such project if the event requiring a repurchase does not impact its marketability. Our liquidity may also be impacted as the time between the repurchase of a project and the potential sale of such repurchased project could take several months.

For the sales agreements that have such conditional repurchase clauses, in accordance with ASC 360, we will not recognize revenue on such sales agreements until the conditional repurchase clauses are of no further force or effect and all other necessary revenue recognition criteria have been met.

Legal Proceedings

Class Action

On March 15, 2012, a purported class action lawsuit titled Smilovits v. First Solar, Inc., et al., Case No. 2:12-cv-00555-DGC, was filed in the United States District Court for the District of Arizona (hereafter “Arizona District Court”) against the Company and certain of our current and former directors and officers. The complaint was filed on behalf of purchasers of the Company’s securities between April 30, 2008, and February 28, 2012. The complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements regarding the Company’s financial performance and prospects. The action includes claims for damages, and an award of costs and expenses to the putative class, including attorneys’ fees. The Company believes it has meritorious defenses and will vigorously defend this action.

The action has only recently been filed and there has been no discovery. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

On July 23, 2012, the Arizona District Court issued an order appointing as lead plaintiffs in the class action the Mineworkers’ Pension Scheme and British Coal Staff Superannuation Scheme (collectively “Pension Schemes”). The order requires the Pension Schemes to file an amended complaint on or before August 17, 2012 and defendants to file a motion to dismiss on or before September 14, 2012.

Derivative Actions

On April 3, 2012, a derivative action titled Tsevegmid v. Ahearn, et al., Case No. 1:12-cv-00417-CJB, was filed by a putative stockholder on behalf of the Company in the United States District Court for the District of Delaware (hereafter “Delaware District Court”) against certain current and former directors and officers of the Company, alleging breach of fiduciary duties and unjust enrichment. The complaint generally alleges that from June 1, 2008, to March 7, 2012, the defendants caused or allowed false and misleading statements to be made concerning the Company’s financial performance and prospects. The action includes claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees. On April 10, 2012, a second derivative complaint was filed in the Delaware District Court. The complaint, titled Brownlee v. Ahearn, et al., Case No. 1:12-cv-00456-CJB, contains similar allegations and seeks similar relief to the Tsevegmid action. By Court order on April 30, 2012, pursuant to the parties’ stipulation, the Tsevegmid action and the Brownlee action were consolidated into a single action in the Delaware District Court and defendants filed a motion to challenge Delaware as the appropriate venue for the consolidated action on May 15, 2012. A hearing is currently scheduled on that motion for August 23, 2012.

On April 12, 2012, a derivative complaint was filed in the Arizona District Court, titled Tindall v. Ahearn, et al., Case No. 2:12-cv-00769-ROS. In addition to alleging claims and seeking relief similar to the claims and relief asserted in the Tsevegmid and Brownlee actions, the Tindall complaint alleges violations of Sections 14(a) and 20(b) of the Securities Exchange Act of 1934. On April 19, 2012, a second derivative complaint was filed in the Arizona District Court, titled Nederhood v. Ahearn, et al., Case No. 2:12-cv-00819-JWS. The Nederhood complaint contains similar allegations and seeks similar relief to the Tsevegmid and Brownlee actions. On May 17, 2012 and May 30, 2012, respectively, two additional derivative complaints, containing similar allegations and seeking similar relief as the Nederhood complaint, were filed in Arizona District Court: Morris v. Ahearn, et al., Case No. 2:12-cv-01031-JAT and Tan v. Ahearn, et al., 2:12-cv-01144-NVW.

On July 17, 2012, the Arizona District Court issued an order granting First Solar’s motion to transfer the derivative actions to Judge David Campbell, the judge to whom the Smilovits class action is assigned. The July 17, 2012 order indicated that the Court intended to consolidate the four derivative actions pending in Arizona District Court, and schedule a case management conference for August 7, 2012. First Solar believes that plaintiffs in the derivative actions lack standing to pursue litigation on behalf of First Solar.

The actions have only recently been filed and there has been no discovery. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

Note 16. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as compensation expense over the required or estimated service period for awards expected to vest, in accordance with ASC 718, Compensation - Stock Compensation. The share-based compensation expense that we recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2012 and June 30, 2011 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Share-based compensation expense included in:
Cost of sales	$2,337	$9,592	$10,595	$16,445
Research and development	914	4,013	4,135	7,300
Selling, general and administrative	(19,419)	16,710	(8,123)	31,394
Production start-up	(822)	956	(169)	1,699
Restructuring	329	—	495	—
Total share-based compensation expense	$(16,661)	$31,271	$6,933	$56,838

For the three and six months ended June 30, 2012, share-based compensation expense decreased from the three and six months ended June 30, 2011, respectively, primarily as a result of the impact of a change in our estimated forfeiture rate for share-based compensation awards. We increased our estimated forfeiture rate in the second quarter of 2012, which was recorded as a cumulative adjustment in accordance with ASC 718. Primarily due to our restructuring activities discussed in Note 4. “Restructuring,” we experienced an increase in actual forfeitures during the second quarter of 2012 compared to historical experience prior to such restructuring activities. Our current forfeiture rate estimate includes an expectation that this increased forfeiture experience will continue over the remaining term of our outstanding share-based compensation awards.

Our forfeiture rate assumptions, which requires us to estimate the share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised and could be materially different from share-based compensation expense recorded in prior periods.

The following table presents our share-based compensation expense by type of award for the three and six months ended June 30, 2012 and June 30, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Stock options	$33	$378	$264	$760
Restricted stock units	(15,054)	31,471	8,958	56,913
Unrestricted stock	186	226	361	452
Stock purchase plan	136	—	371	—
Net amount absorbed into inventory	(1,962)	(804)	(3,021)	(1,287)
Total share-based compensation expense	$(16,661)	$31,271	$6,933	$56,838

Share-based compensation cost capitalized in our inventory was $6.3 million and $3.3 million at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, we had an immaterial amount of unrecognized share-based compensation cost related to unvested stock option awards, which we expect to recognize as an expense over a weighted-average period of approximately 0.1 years, and $157.1 million of unrecognized share-based compensation cost related to unvested restricted stock units, which we expect to recognize as an expense over a weighted-average period of approximately 2.5 years.

Note 17. Income Taxes

Our effective tax rates were 18.0% and (5.4)% for the three and six months ended June 30, 2012, respectively, and were 15.0% and 13.6% for the three and six months ended June 30, 2011, respectively. Our effective tax rate was lower during the six months ended June 30, 2012 compared with the six months ended June 30, 2011 primarily due to the reduction in pre-tax profits during such periods, offset by an increase in tax expense related to the establishment of a valuation allowance of $12.3 million against previously established deferred tax assets, a greater percentage of profits earned in higher tax jurisdictions, and losses being generated in jurisdictions for which no tax benefit is being recorded. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate primarily due to the benefit associated with foreign income taxed at lower rates including the beneficial impact of the Malaysian tax holiday, and additional tax expense attributable to losses earned in jurisdictions in which no tax benefits could be recorded, in addition to the establishment of a valuation allowance against previously established deferred tax assets.

At each period end, we exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our likelihood of utilizing any future tax benefit from our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions during the future periods in which the underlying tax-deductible temporary differences become deductible. We determine any necessary valuation allowances on our deferred tax assets in accordance with the provisions of ASC 740, Accounting for Income Taxes, which require us to weigh both positive and negative evidence in order to ascertain whether it is more-likely-than-not that deferred tax assets will be realized.

After applying the evaluation guidance of ASC 740 as of March 31, 2012, we concluded that as a result of our restructuring it was not more-likely-than-not that $12.3 million of previously established non-U.S. net deferred tax assets related to our European operations would be realized during future periods. The recording of valuation allowances was based upon management’s assessment of the available evidence at March 31, 2012 and was primarily based upon the planned closure of most European operations due to the expected future market demand and the lack of legislative support for utility-scale solar projects in Europe. In addition, as a result of the establishment of such valuation allowances, no tax benefits are being recognized in relation to current year European operations’ expected operating losses. See Note 4. “Restructuring,” for additional information on the planned closure of most European operations.

Our Malaysian subsidiary has been granted a long-term tax holiday that expires in 2027. The tax holiday, which generally provides for a 100% exemption from Malaysian income tax, is conditional upon our continued compliance in meeting certain employment and investment thresholds.

Note 18. Net Income per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including employee stock options, restricted stock units, stock purchase plan shares, and contingently issuable shares, unless there is a net loss per share for the period.

The calculation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2012 and June 30, 2011 was as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Basic net income (loss) per share
Numerator:
Net income (loss)	$110,983	$61,138	$(338,433)	$177,106
Denominator:
Weighted-average common stock outstanding	86,855	86,164	86,681	85,746
Diluted net income (loss) per share
Denominator:
Weighted-average common stock outstanding	86,855	86,164	86,681	85,746
Effect of stock options, restricted stock units outstanding, stock purchase plan, and contingent issuable shares	798	962	—	1,346
Weighted-average shares used in computing diluted net income (loss) per share	87,653	87,126	86,681	87,092

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Per share information — basic:
Net income (loss) per share	$1.28	$0.71	$(3.90)	$2.07

Per share information — diluted:
Net income (loss) per share	$1.27	$0.70	$(3.90)	$2.03

The following number of outstanding employee stock options, restricted stock units and stock purchase plan shares were excluded from the computation of diluted net income (loss) per share for the three and six months ended June 30, 2012 and June 30, 2011 as they would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Restricted stock units, stock purchase plan, and options to purchase common stock	3,681	939	2,324	515

Note 19. Comprehensive Income

Comprehensive income (loss), which includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, the impact of which, has been excluded from net income (loss) and reflected as components of stockholders’ equity, was as follows for the three and six months ended June 30, 2012 and June 30, 2011 (in thousands):

	Three Months Ended
	June 30, 2012	June 30, 2011
Net income	$110,983	$61,138
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,795)	6,794
Unrealized gain (loss) on marketable securities and restricted investments for the period (net of tax of $(1,447) and $210, respectively)	12,629	(1,531)
Less: reclassification for gains included in net income (net of tax of $0 and $807, respectively)	(3)	(2,440)
Unrealized gain (loss) on marketable securities and restricted investments	12,626	(3,971)
Unrealized loss on derivative instruments for the period (net of tax of $(1,145) and $(2,497) respectively)	(1,644)	(17,422)
Less: reclassification for losses included in net income (net of tax of $17 and $0, respectively)	4,229	26,353
Unrealized gain on derivative instruments	2,585	8,931
Other comprehensive income (loss), net of tax	5,416	11,754
Comprehensive income (loss)	$116,399	$72,892

	Six Months Ended
	June 30, 2012	June 30, 2011
Net (loss) income	$(338,433)	$177,106
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	3,714	30,589
Unrealized gain (loss) on marketable securities and restricted investments for the period (net of tax of $(771) and $1,278, respectively)	8,578	(8,988)
Less: reclassification for gains included in net income (net of tax of $0 and $813, respectively)	(16)	(2,486)
Unrealized gain (loss) on marketable securities and restricted investments	8,562	(11,474)
Unrealized (loss) on derivative instruments for the period (net of tax of $1,104 and $(2,497), respectively)	(7,303)	(70,458)
Less: reclassification for (gains) losses included in net income (net of tax of $1,774 and $0, respectively)	(5,412)	38,939
Unrealized (loss) on derivative instruments	(12,715)	(31,519)
Other comprehensive (loss), net of tax	(439)	(12,404)
Comprehensive (loss) income	$(338,872)	$164,702

Components of accumulated other comprehensive income (loss) at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012	December 31, 2011
Foreign currency translation adjustments	$(44,668)	$(48,381)
Unrealized gain on marketable securities and restricted investments, net of tax of $(5,510) and $(4,740) as of June 30, 2012 and December 31, 2011, respectively	32,993	24,431
Unrealized gain on derivative instruments, net of tax of $(3,490) and $(6,368) as of June 30, 2012 and December 31, 2011, respectively	6,198	18,913
Accumulated other comprehensive loss	$(5,477)	$(5,037)

Note 20. Statement of Cash Flows

The following table presents a reconciliation of net (loss) income to net cash provided by (used in) operating activities for the six months ended June 30, 2012 and June 30, 2011 (in thousands):

	Six Months Ended
	June 30, 2012	June 30, 2011
Net (loss) income	$(338,433)	$177,106
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	138,229	104,287
Impairment of long-lived assets	350,213	1,486
Impairment of project assets	3,227	3,411
Share-based compensation	6,933	56,838
Remeasurement of monetary assets and liabilities	(561)	6,635
Deferred income taxes	4,896	(42,048)
Excess tax benefit from share-based compensation arrangements	(66,853)	(16,497)
Provision for doubtful accounts receivable	2,260	—
Gain on sales of marketable securities, and restricted investments, net	(16)	(3,298)
Other operating activities	18	(624)
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled	114,592	(292,735)
Prepaid expenses and other current assets	94,214	(49,982)
Other assets	83,977	(23,231)
Inventories and balance of systems parts	(280,027)	(153,323)
Project assets and deferred project costs	82,412	(166,144)
Accounts payable	28,018	79,102
Income taxes payable	37,959	44,453
Accrued expenses and other liabilities	132,350	(13,391)
Accrued solar module collection and recycling liability	18,927	41,120
Total adjustments	750,768	(423,941)
Net cash provided by (used in) operating activities	$412,335	$(246,835)

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

Our second segment is our fully integrated systems business (“systems segment”), through which we provide a complete PV solar power system, which includes project development, engineering, procurement and construction (“EPC”) products, operating and maintenance (“O&M”) services, when applicable, and project finance, when required. We may provide our full EPC product or any combination of individual products within our EPC capabilities. All of our systems segment products and services are for PV solar power systems which use our solar modules, and such products and services are sold directly to investor owned utilities, independent power developers and producers, commercial and industrial companies, and other system owners.

Our Chief Operating Decision Maker (“CODM”), consisting of certain members of senior executive staff, views both our ability to provide customers with a complete PV solar power system through the fully integrated systems segment and the manufacturing of solar modules from the components segment as the drivers of our resource allocation, profitability, and cash flows. The complete PV solar power systems sold through our systems segment drive resource allocation, profitability, and cash flows through delivering state of the art construction techniques and process management to reduce the installed cost of our PV systems, and accordingly, the systems segment is considered by our CODM as a direct contributor to our profitability. Therefore, for the three months ended June 30, 2012, our CODM viewed both our components and systems segments as contributors to our operating results.

Prior to the three months ended June 30, 2012, our CODM viewed the systems segment as an enabler to drive module throughput from our components segment, with a primary objective to achieve break-even results before income taxes. During the three months ended June 30, 2012, we finalized and announced the details related to our Long Term Strategic Plan, which is primarily focused on providing complete utility scale PV solar power solutions, which use our modules, to sustainable markets. Additionally, James Hughes was appointed as Chief Executive Officer. These factors led to a change in how our CODM views and measures the profitability of our operating segments and which therefore changed the information reviewed by the CODM to allocate resources and evaluate profitability of such segments.

In our operating segment financial disclosures, we include an allocation of sales value for all solar modules manufactured by our components segment and installed in projects sold or built by our systems segment in the net sales of our components segment. In the gross profit of our operating segment disclosures, we include the corresponding cost of sales value for the solar modules installed in projects sold or built by our systems segment in the components segment. The cost of solar modules is comprised of the manufactured cost incurred by our components segment.

After we have determined the amount of revenue earned for our systems projects following the applicable accounting guidance for the underlying sales arrangements, we allocate module revenue from the systems segment to the components segment based on how our CODM strategically views these segments. The amount of module revenue allocated from the systems segment to the components segment is equal to an estimated average selling price for such solar modules as if the modules were sold to a third party EPC customer through a long term supply agreement that establishes pricing at the beginning of each year. In order to develop the estimate of the average selling price used for this revenue allocation, we utilize a combination of our actual third party module sale transactions, our competitor benchmarking and our internal pricing lists used to provide module price quotes to customers. This allocation methodology and the estimated average selling prices are consistent with how our CODM views the value proposition our components business brings to a utility scale systems project and the financial information reviewed by our CODM in assessing our components business performance.

Our components and systems segments have certain of their own dedicated administrative key functions, such as accounting, legal, finance, project finance, human resources, procurement, and marketing. Costs for these functions are recorded and included within the respective selling, general and administrative costs for our components and systems segments. Our corporate key functions consist primarily of company-wide corporate tax, corporate treasury, corporate accounting/finance, corporate legal, investor relations, corporate communications, and executive management functions. These corporate functions and the assets supporting such functions benefit both the components and systems segments. We allocate corporate costs to the components and systems segments as part of selling, general and administrative costs, based upon the estimated benefits provided to each segment from these corporate functions.

Prior period segment information has been restated to conform to the three months ended June 30, 2012, presentation. None of the changes in the measure of our operating segments profitability impact the determination of our reportable operating segments or our previously reported consolidated financial results.

Financial information about our operating segments during the three and six months ended June 30, 2012 and June 30, 2011 was as follows (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	Components	Systems	Total	Components	Systems	Total
Net sales	$287,681	$669,651	$957,332	$495,269	$37,505	$532,774
Gross profit	$(10,352)	$254,093	$243,741	$213,199	$(18,401)	$194,798
(Loss) income before income taxes	$(92,917)	$228,264	$135,347	$126,766	$(54,809)	$71,957
Goodwill	$—	$65,444	$65,444	$393,365	$65,443	$458,808
Total assets	$3,565,152	$1,922,182	$5,487,334	$4,070,801	$868,431	$4,939,232

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
	Components	Systems	Total	Components	Systems	Total
Net sales	$455,811	$998,576	$1,454,387	$1,023,678	$76,389	$1,100,067
Gross profit	$(32,811)	$353,297	$320,486	$480,346	$(25,883)	$454,463
(Loss) income before income taxes	$(606,371)	$285,232	$(321,139)	$304,444	$(99,480)	$204,964
Goodwill	$—	$65,444	$65,444	$393,365	$65,443	$458,808
Total assets	$3,565,152	$1,922,182	$5,487,334	$4,070,801	$868,431	$4,939,232

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems revenue recognized for the three and six months ended June 30, 2012 and June 30, 2011. For the purposes of the following table, (i) “Solar module revenue” is composed of total revenues from the sale of solar modules to third parties, which does not include any systems segment product or service offerings, (ii) “Solar power system revenue” is composed of total revenues from the sale of our solar power systems and related products and services including the solar modules installed in such solar power systems.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Solar module revenue	$54,598	$427,350	$122,007	$933,092
Solar power system revenue	902,734	105,424	1,332,380	166,975
Net sales	$957,332	$532,774	$1,454,387	$1,100,067

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933, which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; research and development programs and our ability to improve the conversion efficiency of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue” the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in Item 1A: “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011 and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and other factors. You should carefully consider the risks and uncertainties described under this section.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us,” and “First Solar” refer to First Solar, Inc. and its subsidiaries.

Executive Overview

We manufacture and sell solar modules with an advanced thin-film semiconductor technology, and we design, construct, and sell photovoltaic (“PV”) solar power systems that use the solar modules we manufacture.

In addressing overall global demand for PV solar electricity, we have developed a differentiated, fully integrated systems business that can provide a low-cost turn-key utility-scale PV system solution for system owners and low cost electricity to utility end-users. Our fully integrated systems business, which exclusively uses the solar modules we manufacture, has enabled us to increase module throughput, drive cost reduction across the value chain, identify and break constraints to sustainable markets, and deliver compelling solutions to our customers and end-users. With our fully integrated systems business, we believe we are in a position to expand our business in economically sustainable markets (in which support programs are minimal), which are developing in areas with abundant solar resources and sizable electricity demand. We are committed to continually lowering the cost of solar electricity, and in the long term, we plan to compete on an economic basis with conventional fossil-fuel-based peaking power generation.

In furtherance of our goal of delivering the lowest cost of solar electricity and achieving price parity with conventional fossil-fuel-based peak electricity generation, we are continually focused on reducing PV solar system costs in four primary areas: module manufacturing, balance of systems (“BoS”) costs (consisting of the costs of the components of a solar power system other than the solar modules, such as inverters, mounting hardware, grid interconnection equipment, wiring and other devices, and installation labor costs), project development costs, and the cost of capital. First, with respect to our module manufacturing costs, our advanced technology has allowed us to reduce our average module manufacturing costs to among the lowest in the world for modules produced on a commercial scale, based on publicly available information. In the three months ended June 30, 2012, our total average manufacturing costs were $0.78 per watt, which we believe is competitive with those of traditional crystalline silicon solar module manufacturers. By continuing to improve conversion efficiency, production line throughput, and lower material costs, we believe that we can further reduce our manufacturing costs per watt and maintain cost competitiveness with traditional crystalline silicon solar module manufacturers. Second, with respect to our BoS costs, by continuing to improve conversion efficiency, leverage volume procurement around standardized hardware platforms, and accelerate installation times, we believe we can continue to make reductions in BoS costs, which represent over half of all of the costs associated with a typical utility-scale PV solar power system. Third, with respect to our project development costs, we seek optimal site locations in an effort to minimize transmission and permitting costs, and to accelerate lead times to electricity generation. Finally, with respect to our cost of capital, by continuing to demonstrate the financial viability and operational performance of our utility-scale PV solar power plants and increasing our PV solar power system operating experience, we believe we can continue to lower the cost of capital associated with our PV solar power systems, thereby further enhancing the economic viability of our projects and lowering the cost of electricity generated by PV solar power systems that incorporate our modules and technology.

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

Our second segment is our fully integrated systems business (“systems segment”), through which we provide a complete PV solar power system, which includes project development, engineering, procurement and construction (“EPC”) products, operating and maintenance (“O&M”) services, when applicable, and project finance, when required. We may provide our full EPC product or any combination of individual products within our EPC capabilities. All of our systems segment products and services are for PV solar power systems which use our solar modules, and such products and services are sold directly to investor owned utilities, independent power developers and producers, commercial and industrial companies, and other system owners.

See Note 21. “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Market Overview

The solar industry continues to experience a challenging environment, categorized by intense pricing competition, bankruptcies of several solar companies (particularly module manufacturers) and many solar companies generating little or no operating income. In the aggregate, manufacturers of solar modules and cells have installed production capacity that significantly exceeds global demand. As a result, industry average module pricing has declined significantly as competitors have reduced prices to sell through inventories in Europe and elsewhere. We believe this structural imbalance between supply and demand (i.e., where production capacity significantly exceeds current global demand) may continue for the foreseeable future, and we expect it will continue to put pressure on pricing and our results of operations in 2012. We further believe that this structural imbalance will remain unfavorable for solar companies that are primarily module manufacturers, but that companies with established expertise and meaningful solutions in other areas of the solar value chain, such as project development, EPC capabilities, and O&M services are more likely to develop economically sustainable businesses. In light of such market realities, we have begun to execute our Long Term Strategic Plan described below under which we are focusing on our competitive strengths. A key core strength is our differentiated vertically integrated business model that enables us to provide utility-scale PV generation solutions to sustainable geographic markets that have an immediate need for mass-scale PV electricity. All such utility-scale PV generation solutions are expected to include the solar modules we manufacture.

The development of solar markets outside of the European Union continued during the first half of 2012, in part aided by demand elasticity resulting from declining industry average selling prices, which make solar power more affordable to new markets, and we have continued to develop our localized presence and expertise in these markets. In Australia, we announced in June 2012 two new projects that we will be designing, constructing, and maintaining for AGL Energy in Australia for a combined total of 159MW AC. This development is significantly larger than the next biggest solar site under construction in Australia, a 10 MW AC plant that is also being constructed by First Solar, for Verve Energy and GE Energy Financial Services and that will help power the Southern Seawater Desalination Plant in Western Australia. In India, we announced in May 2012 the establishment of a new entity based in New Delhi, India, and the appointment of a country head to lead business development, with responsibility for expanding the market for utility-scale solar PV power plants in India.

In North America, we continue to execute on our utility-scale systems pipeline. We continue to make construction progress on what will be among the world’s four largest solar PV power plants: the 550 MW AC Desert Sunlight Solar Farm, located west of Blythe, California; the 550 MW AC Topaz Solar Farm, located in San Luis Obispo County, California; the 290 MW AC Agua Caliente project in Arizona; and the 230 MW AC Antelope Valley Solar Ranch One project (“AVSR”), located just north of Los Angeles, California. The Agua Caliente project is currently the largest operating PV power plant in the world and is approximately two-thirds completed. We began installation of our solar modules at AVSR in June. We expect a substantial portion of our consolidated net sales, operating income and cash flows through the end of 2014 to be derived from these four projects. We continue to advance the development and selling efforts for the other projects included in our pipeline and we continue to evaluate additions to our advanced stage project pipeline. In May, we announced the completion of the 50 MW AC Silver State North Solar Project in Clark County, Nevada for owner Enbridge Inc. Silver State North is the first utility-scale PV solar project on Bureau of Land Management land in Nevada. In July, we broke ground on a 20MW AC project in Maryland.
The major European governments continue to seek to balance subsidy costs with their commitment to the EU directive’s goal of a 20% share of energy from renewable sources in the EU by 2020. These governments continue to adopt or evaluate changes to their feed-in-tariff (“FiT”) structures, market caps, and/or tender processes. In many instances, such revised or proposed FiT structures would particularly impact the competitiveness of our core offering of large-scale free field PV systems and modules to be installed in such systems. For instance, the German Parliament recently approved significant and accelerated FiT reductions for projects up to 10 MW and an elimination of FiTs for projects over 10 MW, unless a special ministry decree allows such projects under certain conditions. The resulting market uncertainties, together with increased European financing environment constraints, have contributed to demand pauses and increased customer difficulties, which, in conjunction with increased industry-wide manufacturing capacity, have contributed to excess industry channel inventories. In the first half of 2012, industry average module pricing continued to decline as competitors reduced prices to sell-through inventories in Europe and elsewhere in light of these factors. Lower industry module pricing, while currently challenging for solar manufacturers (particularly manufacturers with high cost structures), is expected to continue to contribute to global market diversification and volume elasticity. Over time, declining average selling prices are consistent with the erosion of one of the primary historical constraints to widespread solar market penetration, namely its overall affordability. In the near term, however, in light of continually declining FiT structures in the European markets and increased industry-wide manufacturing capacity, it is uncertain whether growing demand from other countries and markets can absorb industry-wide module supply without further inventory build-up and/or price reductions, which could adversely affect our results of operations. If competitors reduce module pricing to levels below their manufacturing costs, or are able to operate at minimal or negative operating margins for sustained periods of time, our results of operations could be further adversely affected. We continue to mitigate this uncertainty in part by executing on and building our utility-scale systems pipeline as a buffer against demand fluctuations; by accelerating our thin-film module efficiency improvements and cost reduction roadmaps to maintain and increase our competitiveness, profitability and capital efficiency; by adjusting our production plans and capacity utilization to match expected demand, and by continuing the development of worldwide geographic markets, including those in India, Australia, the Middle East, South America, and China.

In the components business, we continue to face intense competition from manufacturers of crystalline silicon solar modules and other types of solar modules and PV systems. Solar module manufacturers compete with one another in several product performance attributes, including reliability and module cost per watt, and, with respect to solar power systems, return on equity (“ROE”) and levelized cost of electricity (“LCOE”), meaning the net present value of total life cycle costs of the solar power project divided by the quantity of energy which is expected to be produced over the system’s life. The ability to expand manufacturing capacity quickly is another source of differentiation among solar module manufacturers, and certain of our competitors may have a faster response time to capacity expansion than we do and/or an ability to expand capacity in finer increments than we can. We are among the lowest cost PV module manufacturers in the solar industry, based on publicly available information. This cost competitiveness is reflected in the price at which we sell our modules or fully integrated systems and enables our systems to compete favorably in respect of their ROE or LCOE. Our cost competitiveness is based in large part on our proprietary technology (which enables conversion efficiency improvements and enables us to produce a module in less than 2.5 hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), our scale, and our operational excellence. In addition, our modules use approximately 1-2% of the amount of semiconductor material (i.e., silicon) that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels. Polysilicon costs declined significantly over the past year and continue to decline contributing to a decline in our manufacturing cost competitiveness over crystalline silicon module manufacturers. Although we are not a crystalline silicon module manufacturer, we estimate, based on industry research and public disclosures of our competitors, that a $10 per Kg increase or decrease in the price of polysilicon could increase or decrease, respectively, our competitors’ manufacturing cost per watt by approximately $0.05 to $0.08 over time. Given the lower conversion efficiency of our modules compared to crystalline silicon modules, there may be higher BoS costs associated with systems using our modules. Thus, to compete effectively on the basis of LCOE, our modules need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules. We continue to reduce BoS costs associated with systems using our modules.
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

As we expand our systems business into sustainable markets, we can offer value beyond the solar module, reduce our exposure to module-only competition, provide differentiated offerings to minimize the impact of solar module commoditization, and provide comprehensive utility-scale PV systems solutions that significantly reduce solar electricity costs. Thus, our systems business allows us to play a more active role than many of our competitors in managing the demand for our solar modules. Finally, we seek to form and develop strong partner relationships with our customers and continue to develop our range of offerings, including EPC capabilities and O&M services, in order to enhance the competitiveness of systems using our solar modules.

Certain Trends and Uncertainties

We believe that our continuing operations may be favorably or unfavorably impacted by the following trends that may affect our financial condition and results of operations. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2012 (“Form 10-K Risk Factors”) and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.
Long Term Strategic Plan
In May 2012, we provided information regarding our long term strategic plan (“Long Term Strategic Plan” or “LTSP”) to transition to primarily sustainable opportunities by the end of 2016. In executing the LTSP we are focusing on providing solar PV generation solutions using our modules to sustainable geographic markets that we believe have a compelling need for mass-scale PV electricity, including new markets throughout the Americas, Asia, the Middle East, and Africa. As part of our LTSP, we expect to focus on opportunities in which our solar PV generation solutions will compete directly with fossil fuel offerings on a levelized cost of energy basis. Execution of the LTSP will entail a reallocation of resources around the globe, in particular dedicating resources to regions such as Latin America, Asia, the Middle East, and Africa where we have not traditionally conducted significant business to date. We will evaluate and manage closely the appropriate level of resources required as we transition into and penetrate these specific markets. We intend to dedicate significant capital and human resources to reduce the total installed cost of solar PV generation, to optimize the design and logistics around our solar PV generation solutions, and to ensure that our solutions integrate well into the overall electricity ecosystem of the specific region.
We expect that, over time, an increasing portion of our consolidated net sales, operating income and cash flows will come from solar offerings in the sustainable markets described above as we execute on our Long Term Strategic Plan, and that, over time, larger relative contributions to our overall financial performance may come from systems offerings in comparison to module only sales. The timing, execution and financial impacts of our Long Term Strategic Plan are subject to risks and uncertainties, as described in the Form 10-K Risk Factors.
We are focusing our resources in those markets in which solar can be a least-cost, best-fit energy solution, particularly in regions with high solar resources, significant current or projected electricity demand and/or relatively high existing electricity prices. As part of these efforts, we will be expanding resources globally, including by appointing country heads and supporting professional, sales and other staff in target markets, and accordingly we expect to shift current costs and incur additional costs over time as we establish a localized business presence in these regions.
We expect joint ventures or other business arrangements with strategic partners to be a key part of our strategy, and we have begun initiatives in several markets to expedite our penetration of those markets and establish relationships with potential customers and policymakers. Some of these business arrangements may involve investments or other allocations of capital on our part. We are in the process of developing relationships with policymakers, regulators, and especially end customers in each of these markets with a view to creating markets for utility scale solar. We intend to sell solar solutions that include our modules directly to end customers, including independent power producers (“IPPs”), utilities, retail electric providers and commercial self-generators. Depending on the market opportunity, our sales offerings could range from third party module sales only, to module sales with a range of engineering, procurement and construction products, to full-scale system sales.
Construction of Some of the World’s Largest Solar PV Power Plants
We expect a substantial portion of our consolidated net sales, operating income and cash flows through 2015 to be derived from the following four projects in North America, which will be among the world’s four largest solar PV power plants: the 550 MW AC Desert Sunlight Solar Farm, located west of Blythe, California; the 550 MW AC Topaz Solar Farm, located in San Luis Obispo County, California; the 290 MW AC Agua Caliente project in Arizona; and the 230 MW AC Antelope Valley Solar Ranch One project, located just north of Los Angeles, California. Please see the tables under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Operations Overview-Net Sales-Systems Business” for additional information about these and other projects within our utility systems advanced project pipeline. Construction progress of these projects is subject to risks and delays as described in the Form 10-K Risk Factors. Revenue recognition for these projects is in many cases not linear in nature due to the timing of when all revenue recognition criteria are met, and consequently period over period comparisons of results of operations may not be meaningful. As we progress on our four largest PV power plants under construction, with substantial completion expected to occur in or prior to 2015, we expect to have a larger portion of our net sales, operating income and cash flows come from sales of solar offerings outside of North America, pursuant to our Long Term Strategic Plan described above.
Manufacturing Capacity

As of June 30, 2012, we had 36 installed production lines with an annual global manufacturing capacity of approximately 2.4 GW at our manufacturing plants in Perrysburg, Ohio, Frankfurt(Oder), Germany, and Kulim, Malaysia. In April 2012, executive management approved a set of restructuring initiatives intended to reduce costs and align the Company’s organization with its Long Term Strategic Plan including expected sustainable market opportunities. As part of these initiatives, we will substantially reduce our European operations including the closure of our manufacturing operations in Frankfurt(Oder), Germany by the end of 2012, reducing the number of installed production lines in operation by eight. In connection with a continuing objective of balancing production capabilities with market demand, during the three months ended June 30, 2012, the Company idled the capacity of four production lines in Kulim, Malaysia. Production at the other 20 production lines in Malaysia may also be idled temporarily to allow the Company to implement upgraded process technologies as part of our accelerated conversion efficiency improvement initiatives, and to better align production with expected market demand. The Company maintains the flexibility to increase Malaysian manufacturing production to all 24 lines when warranted by increased market demand. The Company expects to produce between approximately 1.8 and 1.9 GW of solar modules in 2012.

Restructuring

We have undertaken a series of restructuring initiatives as further described below as part of our efforts to align our business resources with our Long Term Strategic Plan. Expenses recognized for the restructuring activities are presented in “Restructuring” on the condensed consolidated statements of operations.
December 2011 Restructuring

In December 2011, executive management approved a set of restructuring initiatives intended to accelerate operating cost reductions and improve overall operating efficiency. In connection with these restructuring initiatives, we incurred total charges to operating expense of $60.4 million in the fourth quarter of 2011 and $0.3 million in the first half of 2012. These charges consisted primarily of (i) $52.4 million of asset impairment and asset impairment related charges due to a significant reduction in certain research and development activities that had been focused on an alternative photovoltaic (“PV”) product, and (ii) $8.3 million in severance benefits to terminated employees as described below, most of which is expected to be paid out by the end of 2012.

We have refocused our research and development center in Santa Clara, California on the development of advanced cadmium telluride (“CdTe”) PV technologies, compared to a broader research and development effort prior to December 2011. We eliminated approximately 100 positions company-wide as part of the restructuring initiatives. The related long-lived assets were considered abandoned for accounting purposes and were impaired to their estimated salvage value as of December 31, 2011.

February 2012 Manufacturing Restructuring

In February 2012, executive management completed an evaluation of and approved a set of manufacturing capacity and other initiatives primarily intended to adjust our previously planned manufacturing capacity expansions and global manufacturing footprint. The primary goal of these initiatives was to better align production capacity and geographic location of such capacity with expected geographic market requirements and demand. In connection with these initiatives, we incurred total charges to operating expense of $131.6 million during the six months ended June 30, 2012. These charges consist primarily of (i) $99.3 million of asset impairment and asset impairment related charges due to our decision not to proceed with our 4-line manufacturing plant under construction in Vietnam, (ii) $25.3 million of asset impairment and asset impairment related charges due to our decision to cease the use of certain manufacturing machinery and equipment intended for use in the production of certain components of our solar modules, and (iii) $7.0 million of asset impairment and related charges primarily due to our decision to cease use of certain other long-lived assets.

Based upon expected future market demand and our focus on providing utility-scale PV generation solutions primarily to sustainable geographic markets, we decided not to proceed with our previously announced 4-line plant in Vietnam. As of March 31, 2012, the plant was considered “held for sale”, and a corresponding impairment charge of $92.2 million was recorded. Additionally, certain manufacturing machinery and equipment intended for use in the production of certain components of our solar modules and certain other long-lived assets were considered abandoned for accounting purposes in February 2012. As a result, we recorded an impairment charge in the six months ended June 30, 2012 of $29.2 million.

April 2012 European Restructuring

In April 2012, executive management approved a set of restructuring initiatives intended to align the organization with our Long Term Strategic Plan including expected sustainable market opportunities and to reduce costs. As part of these initiatives, we will substantially reduce our European operations including the closure of our manufacturing operations in Frankfurt(Oder), Germany by the end of 2012. Due to the lack of policy support for utility-scale solar projects in Europe, we do not believe there is a business case for continuing manufacturing operations in Germany. Additionally, we will substantially reduce the size of our operations in Mainz, Germany and elsewhere in Europe. We also indefinitely idled the capacity of four production lines at our manufacturing center in Kulim, Malaysia in May 2012. These actions, combined with additional reductions in administrative and other staff in North America, will reduce First Solar’s workforce by approximately 2,000 associates.

The restructuring and related initiatives resulted in total charges of $288.1 million in the six months ended June 30, 2012, including: (i) $230.5 million in asset impairments and asset impairment related charges, primarily related to the Frankfurt (Oder) plants; (ii) $27.3 million in severance and termination related costs; and (iii) $30.3 million for the required repayment of German government grants related to the second Frankfurt (Oder) plant.

We expect to incur between $40 million and $60 million in additional restructuring expense through the first quarter of 2013 primarily related to remaining severance and termination related costs and asset impairment related costs associated with such restructuring initiatives.

The cost savings expected from these restructuring initiatives in 2012 are expected to be between $30 million to $50 million, reducing both cost of sales and selling, general and administrative expenses in equal amounts. Annual cost savings in 2013 and beyond are expected to be between $100 million to $120 million, reducing both cost of sales and selling, general and administrative expenses in equal amounts. These cost savings may, over time, be offset by increases in operating expenses primarily related to establishing a localized business presence in target markets pursuant to our Long Term Strategic Plan.

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

Net sales

Components Business

We generally price and sell our solar modules per watt of power. During the three and six months ended June 30, 2012, the substantial majority of net sales from the components business related to modules included in our solar systems described below under “Net Sales — Systems Business.” Other than the modules included in our solar power systems, we sold the majority of our solar modules to solar power system project developers, system integrators, and operators headquartered in the United States, Germany, and India, which either resell our solar modules to end-users or integrate them into power plants that they own, operate, or sell.

As of June 30, 2012, we had supply contracts for the sale of solar modules expiring at the end of 2012 with certain solar power system project developers and system integrators headquartered within the European Union (“Supply Contracts”). We also enter into module sales agreements with customers worldwide for specific projects or volumes of modules in watts. The remaining volumes we expect to sell under our Supply Contracts are not expected to be a significant portion of our consolidated net sales. During the three and six months ended June 30, 2012, 96.9% and 61.5% respectively of our components business net sales, excluding modules included in our solar power systems, were denominated in Euro and were subject to fluctuations in the exchange rate between the Euro and U.S. dollar. During the three and six months ended June 30, 2011, 68% and 79%, respectively of our components business net sales, excluding modules included in our solar power systems, were denominated in Euro and were subject to fluctuations in the exchange rate between the Euro and U.S. dollar. In the past, we have amended pricing, volume, and other terms in our Supply Contracts on a prospective basis in order to remain competitive, and we expect in the future to further amend these contracts in order to address the highly competitive environment for solar modules.

Under our typical customer sales contracts for solar modules, we transfer title and risk of loss to the customer and recognize revenue upon shipment. Our customers do not typically have extended payment terms and do not have rights of return under these contracts.

Systems Business

Through our fully integrated systems business, we provide a complete solar power system solution using our solar modules, which may include project development, EPC products, O&M services, when applicable, and project finance, when required.

Net sales from our systems business are impacted by numerous factors, including the the competitiveness of our systems offering in comparison to our competitors solar systems and other forms of electricity generation, the magnitude and effectiveness of renewable portfolio standards, economic incentives, and other solar power system demand drivers.

Revenue Recognition — Systems Business. We recognize revenue for arrangements entered into by our systems business generally using two revenue recognition models, following the guidance in ASC 605, Accounting for Long-term Construction Contracts or, for arrangements which include land or land rights, ASC 360, Accounting for Sales of Real Estate.

For construction contracts that do not include land or land rights and thus are accounted for under ASC 605, we use the percentage-of-completion method using actual costs incurred over total estimated costs to complete a project (including module costs) as our standard accounting policy, unless we cannot make reasonably dependable estimates of the costs to complete the contract, in which case we would use the completed contract method. We periodically revise our contract cost and profit estimates and we immediately recognize any losses that we identify on such contracts. Incurred costs include all installed direct materials, installed solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. We recognize direct material and solar module costs as incurred costs when the direct materials and solar modules have been installed in the project. When construction contracts or other agreements specify that title to direct materials and solar modules transfers to the customer before installation has been performed, we defer revenue and associated costs and recognize revenue once those materials are installed and have met all other revenue recognition requirements. We consider direct materials and solar modules to be installed when they are permanently attached or fitted to the solar power systems as required by engineering designs. Solar modules used in our solar power systems, which we still hold title to, remain within inventory until such modules are installed in a solar power system.

For arrangements recognized under ASC 360 (typically when we have gained control of land or land rights), we record the sale as revenue using one of the following revenue recognition methods, based upon the substance and form of the terms and conditions of such arrangements:

(i) We apply the percentage-of-completion method to certain arrangements covered under ASC 360, when a sale has been consummated, we have transferred the usual risks and rewards of ownership to the buyer, the initial and continuing investment criteria have been met, we have the ability to estimate our costs and progress toward completion, and all other revenue recognition criteria have been met. The initial and continuing investment requirements, which demonstrates a buyer’s commitment to honor their obligations for the sales arrangement, can be met through the receipt of cash or an irrevocable letter of credit from a highly credit worthy lending institution.

(ii) Depending on the value of the initial payments and continuing payments commitment by the buyer, and whether collectability from the buyer is reasonably assured, we may align our revenue recognition and release of project assets or deferred project costs to cost of sales with the receipt of payment from the buyer.

(iii) We may also record revenue for certain arrangements after construction of a project is substantially complete, we have transferred the usual risks and rewards of ownership to the buyer, and we have received payment from the buyer.

Systems Project Pipeline

The following tables summarize, as of August 1, 2012, our approximately 2.9 GW AC utility systems advanced project pipeline. As of June 30, 2012, for the projects sold/ under contract in our project pipeline of approximately 2.1 GW AC, we have recognized revenue with respect to the equivalent of approximately 387 MW AC. Such MW AC equivalent amount refers to the ratio of revenue recognized for the projects sold/ under contract in our pipeline compared to total contracted revenue for such projects, multiplied by the total MW AC for such projects. The remaining revenue to be recognized subsequent to June 30, 2012 for the projects sold/under contract in our pipeline is expected to be approximately $6.1 billion. Such amount is expected to be recognized as revenue through the substantial completion dates of the projects sold/ under contract. Projects are removed from our project pipeline tables below once we have completed construction and after substantially all revenue has been recognized.

Projects Sold/Under Contract
(includes uncompleted sold projects, projects under sales contracts subject to conditions precedent, EPC agreements and partner developed projects that we are constructing)

Project/Location	Project Size in MW AC (1)	Power Purchase Agreement (PPA)	Third Party Owner/Purchaser	Expected Substantial Completion Year
Topaz, California	550	PG&E	MidAmerican	2014
Sunlight, California	550	PG&E / SCE	NextEra/GE	2014/ 2015
Agua Caliente, Arizona	290	PG&E	NRG / MidAmerican	2014
AV Solar Ranch One, California	230	PG&E	Exelon	2013
Copper Mountain 2, Nevada	150	PG&E	Sempra (2)	2014
Imperial Energy Center South, California	130	SDG&E	Tenaska (2)	2013
Alpine, California	66	PG&E	NRG (2)	2012
Avra Valley, Arizona	26	Tucson EP	NRG (2)	2012
Walpole, Ontario, Canada	20	OPA (3)	GE/Alterra	2012/ 2013
Belmont, Ontario, Canada	20	OPA (3)	GE/Alterra	2012/ 2013
Amherstburg 1, Ontario, Canada	10	OPA (3)	GE/Alterra	2012/ 2013
Greenough River, Australia	10	WA Water	Verve/GE (2)	2012
Total	2,052

Projects Permitted – Not Sold

Project/Location	Project Size in MW AC (1)	Power Purchase Agreement (PPA)	Expected Substantial Completion Year
Maryland Solar, Maryland	20	FE Solutions	2012/ 2013
Total	20

Projects in Development with Executed PPA or Awarded Projects– Not Sold/ Contracted

Project/Location	Project Size in MW AC (1)	Power Purchase Agreement (PPA)	Expected Substantial Completion Year
Stateline, California	300	SCE	2016
Silver State South, Nevada	250	SCE	2016
AGL, Australia (5)	159	AGL (2)	2015
Campo Verde, California (4)	139	SDG&E	2013
Total	848

Key:

(1)
The volume of modules installed in MW DC (“direct current”) will be higher than the MW AC (“alternating current”) size pursuant to a DC-AC ratio ranging from 1.2-1.4. Such ratio varies across different projects due to various system design factors.

(2)	EPC contract or partner developed project

(3)	OPA = Ontario Power Authority RESOP program

(4)
Project assets are jointly owned by First Solar and a third party. First Solar has contractual rights to acquire the third party’s project assets and is in the process of completing its acquisition of such project assets.

(5)	Subject to Financial Close and execution of EPC contracts

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

Overall, we expect our cost of sales per watt to decrease over the next several years due to an increase in watts per solar module, an increase in unit output per production line, and ongoing reductions in variable and fixed costs. This expected decrease in cost per watt would be partially offset during periods in which we underutilize manufacturing capacity.

Systems Business

Within our systems business, project-related costs include standard EPC costs (consisting primarily of balance of systems (BoS) costs for inverters, electrical and mounting hardware, project management and engineering costs, and installation labor costs), site specific costs, and development costs (including transmission upgrade costs, interconnection fees, and permitting costs).

As further described in Note 21. “Segment Reporting,” to our condensed consolidated financial statements included within this Quarterly Report on Form 10-Q, at the time when all revenue recognition criteria are met, we include the sale of our solar modules manufactured by our components business and used by our systems business within net sales of our components business. Therefore, the related cost of sales are also included within our components business at that time. The cost of solar modules is comprised of the manufactured inventory cost incurred by our components segment.

We expect cost of sales to decline as we reduce costs in connection with our restructuring activities, which is a component of our Long Term Strategic Plan.

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

Our systems segment has certain of its own dedicated administrative key functions, such as accounting, legal, finance, project finance, human resources, procurement, and marketing. Costs for these functions are recorded and included within selling, general and administrative costs for our systems segment. Our corporate key functions consist primarily of company-wide corporate tax, corporate treasury, corporate accounting/finance, corporate legal, investor relations, corporate communications, and executive management functions. These corporate functions and the assets supporting such functions benefit both the components and systems segments. We allocate corporate costs to the components and systems segments as part of selling, general and administrative costs, based upon the estimated benefits provided to each segment from these corporate functions.

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

Restructuring

Restructuring expenses include those expenses incurred related to various restructuring initiatives and include severance and employee termination costs, asset impairment and asset impairment related costs that are directly related to our restructuring initiatives, costs associated with contract terminations and other restructuring related costs. Such restructuring costs are presented within “Restructuring” on the condensed consolidated statements of operations. Expenses recognized for restructuring activities are discussed further above under “Executive Overview –Restructuring.”

Foreign currency gain

Foreign currency gain consists of losses and gains resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our functional currencies.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, and restricted cash and investments. Interest income also includes interest received from notes receivable and interest collected for late customer payments.

Interest expense, net

Interest expense is incurred on various debt financings. We capitalize interest expense into our property, plant and equipment or project assets when such costs qualify for interest capitalization, reducing the amount of interest expense reported in any given reporting period.

Income tax expense

Income taxes are imposed on our income by taxing authorities in the various jurisdictions in which we operate, principally the United States, Germany, and Malaysia. The statutory federal corporate income tax rate in the United States is 35.0%, whereas the tax rates in Germany and Malaysia are approximately 29.3% and 25.0%, respectively. In Malaysia, we have been granted a long-term tax holiday, scheduled to expire in 2027, pursuant to which substantially all of our income earned in Malaysia is exempt from income tax.

Use of estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales, and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts receivable, inventory valuation, estimates of future cash flows from and the economic useful lives of long-lived assets, asset impairments, certain accrued liabilities, income taxes and tax valuation allowances, reportable segment allocations, accrued warranty and related expense, accrued collection and recycling expense, share-based compensation costs, and fair value estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.5%	63.4%	78.0%	58.7%
Gross profit	25.5%	36.6%	22.0%	41.3%
Research and development	3.4%	6.2%	4.7%	5.9%
Selling, general and administrative	5.5%	16.3%	9.9%	15.8%
Production start-up	0.1%	1.9%	0.3%	2.0%
Restructuring	2.0%	—%	28.9%	—%
Operating income (loss)	14.6%	12.1%	(21.8)%	17.6%
Foreign currency gain	0.1%	0.3%	—%	0.2%
Interest income	0.4%	0.6%	0.4%	0.6%
Interest expense, net	(0.8)%	—%	(0.6)%	—%
Other income (expense), net	(0.1)%	0.4%	(0.2)%	0.2%
Income tax expense	2.5%	2.0%	1.2%	2.5%
Net income (loss)	11.6%	11.5%	(23.3)%	16.1%

Three Months Ended June 30, 2012 and June 30, 2011

Net sales

	Three Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Three Month Period Change
Net sales	$957,332	$532,774	$424,558	80%

The 80% increase in net sales during the three months ended June 30, 2012 compared with the three months ended June 30, 2011 was primarily due to a 1,685% increase in net sales recognized by the systems segment, partially offset by a 42% decrease in the components segment. The components segment change is attributed to a 79% decrease in volume and a 38% decrease in average selling price of modules sold to third parties, partially offset by a 243% increase in module revenue for modules used in our systems projects.

Net sales for our systems segment, which excludes solar modules used in our systems projects, increased by $632.1 million during the three months ended June 30, 2012 compared with the three months ended June 30, 2011, primarily due to an increase in the number and size of the various utility-scale solar power systems under construction between the periods. Due to the distinct size and terms of the underlying sales arrangements for each project under construction, timing of revenue recognition may create uneven net sales patterns, making year over year comparisons less meaningful.

Cost of sales

	Three Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Three Month Period Change
Cost of sales	$713,591	$337,976	$375,615	111%
% of net sales	74.5%	63.4%

The 111% increase in cost of sales during the three months ended June 30, 2012 compared with the three months ended June 30, 2011 was primarily due to a $359.7 million increase in balance of systems and other construction costs related to an increase in the number and size of various utility-scale solar power systems under construction between the periods. There was also a $36.3 million increase related to the underutilization of our manufacturing capacity primarily related to the idling of manufacturing lines in Malaysia and Germany, an $8.9 million increase in expense for costs associated with voluntary remediation efforts for our 2008-2009 manufacturing excursion, and a $7.4 million increase related to accelerated depreciation for certain manufacturing equipment that will be replaced as part of our planned equipment upgrade program. These increases were partially offset by a reduction in the total volume of modules sold.

Our average manufacturing cost per watt increased by $0.03, or 4%, from $0.75 in the three months ended June 30, 2011 to $0.78 in the three months ended June 30, 2012 and included $0.01 of non-cash share-based compensation. This increase was primarily the result of increases in underutilization of our manufacturing capacity.

Gross profit

	Three Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Three Month Period Change
Gross profit	$243,741	$194,798	$48,943	25%
% of net sales	25.5%	36.6%

Gross profit as a percentage of net sales decreased by 11.1 percentage points in the three months ended June 30, 2012 compared with the three months ended June 30, 2011. This decrease was primarily attributable to a 34.6 percentage point decrease due to lower third-party module average selling prices and customer mix, a 0.8 percentage point decrease due to accelerated depreciation on certain manufacturing equipment that will be replaced as part of our planned equipment upgrade program, a 3.8 percentage point decrease related to plant underutilization, a 0.6 percentage point decrease related to costs associated with voluntary remediation efforts for our 2008-2009 manufacturing excursion, and a 1.3 percentage point decrease due to lower systems module average selling prices. These decreases were offset by a 30.0 percentage point increase in our systems segment margin.

Research and development

	Three Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Three Month Period Change
Research and development	$32,365	$33,102	$(737)	(2)%
% of net sales	3.4%	6.2%

The decrease in research and development expense was primarily due to a $1.4 million decrease in personnel-related expenses and a $0.5 million decrease in facility and other expenses. These decreases were partially offset by a $1.2 million increase in testing and qualification material costs.

During the three months ended June 30, 2012, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the average conversion efficiency of our solar modules from 11.7% for the three months ended June 30, 2011 to 12.6% for the three months ended June 30, 2012.

Selling, general and administrative

	Three Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Three Month Period Change
Selling, general and administrative	$52,184	$86,872	$(34,688)	(40)%
% of net sales	5.5%	16.3%

The decrease in selling, general and administrative expense of $34.7 million million between the periods was primarily due to a $38.3 million decrease in salaries and personnel-related expenses, primarily driven by a decrease in share-based compensation expense of $36.1 million and a $5.8 million decrease in project development and selling costs. For the three months ended June 30, 2012, share-based compensation expense decreased from the three months ended June 30, 2011, primarily as a result of the impact of a change in our estimated forfeiture rate for share-based compensation awards. We increased our estimated forfeiture rate in the second quarter of 2012. Our restructuring activities resulted in an increase in actual forfeitures during the second quarter of 2012 compared to historical experience prior to such restructuring activities. These decreases were partially offset by a $6.1 million increase in infrastructure expenses including facility depreciation, and a $3.3 million increase in professional services and other expenses.

Production start-up

	Three Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Three Month Period Change
Production start-up	$533	$10,294	$(9,761)	(95)%
% of net sales	0.1%	1.9%

During the three months ended June 30, 2012, we incurred $0.5 million of production start-up expenses primarily for our global manufacturing personnel dedicated to the installation and implementation of new equipment, equipment upgrades, and process improvements for existing plants. During the three months ended June 30, 2011, we incurred $10.3 million of production start-up expenses primarily for our manufacturing capacity expansions in Malaysia, Germany, France, Vietnam, and Arizona.

Production start-up expense includes costs related to equipment upgrades and implementation of manufacturing process improvements.

Restructuring

	Three Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Three Month Period Change
Restructuring	$19,000	$—	$19,000	100%
% of net sales	2.0%	—%

During the three months ended June 30, 2012, we incurred $19.0 million of restructuring expenses due to charges relating to a series of restructuring initiatives. See Note 4. “Restructuring,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

Foreign currency gain

	Three Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Three Month Period Change
Foreign currency gain	$1,015	$1,659	$(644)	(39)%

Foreign currency gain during the three months ended June 30, 2012 decreased compared to the three months ended June 30, 2011, primarily due to a change in our net foreign currency denominated assets and liabilities between the periods.

Interest income

	Three Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Three Month Period Change
Interest income	$3,379	$3,417	$(38)	(1)%

Interest income remained consistent during the three months ended June 30, 2012 compared with the three months ended June 30, 2011.

Interest expense, net

	Three Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Three Month Period Change
Interest expense, net	$(7,372)	$—	$(7,372)	100%

Interest expense, net of amounts capitalized, increased during the three months ended June 30, 2012 compared with the three months ended June 30, 2011, primarily due to $4.7 million in expense during the three months ended June 30, 2012 associated with the repayment of our German Facility Agreement. The remaining increase is primarily related to an increase in long-term debt between the periods.

Interest expense is incurred on various debt financings. We capitalize interest expense into our property, plant and equipment or project assets when such costs qualify for interest capitalization, reducing the amount of interest expense reported in any given reporting period.

Other income (expense), net

	Three Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Three Month Period Change
Other income (expense), net	$(1,334)	$2,351	$(3,685)	(157)%

Other (expense) income, net, increased during the three months ended June 30, 2012 compared with the three months ended June 30, 2011, primarily as a result of gains on the sale of investments during the three months ended June 30, 2011.

Income tax expense

	Three Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Three Month Period Change
Income tax expense	$24,364	$10,819	$13,545	125%
Effective tax rate	18.0%	15.0%

Income tax expense increased by $13.5 million during the three months ended June 30, 2012 compared with the three months ended June 30, 2011. Substantially all of this increase resulted from a $63.4 million increase in pre-tax income and a greater percentage of profits earned in higher tax jurisdictions. See Note 17. “Income Taxes,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

Six Months Ended June 30, 2012 and June 30, 2011

Net sales

	Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Six Month Period Change
Net sales	$1,454,387	$1,100,067	$354,320	32%

The 32% increase in net sales during the six months ended June 30, 2012 compared with the six months ended June 30, 2011 was primarily due to a 1,209% increase in net sales recognized by the systems segment, partially offset by a 55% decrease in the components segment. The components segment change is attributed to an 80% decrease in volume and a 35% decrease in the average selling price of modules sold to third parties, partially offset by a 268% increase in module revenue for modules used in our systems projects.

Net sales for our systems segment, which excludes solar modules used in our systems projects, increased by $922.3 million during the six months ended June 30, 2012 compared with the six months ended June 30, 2011, primarily due to an increase in the number and size of the various utility-scale solar power systems under construction between the periods. Due to the distinct size and terms of the underlying sales arrangements for each project under construction, timing of revenue recognition may create uneven net sales patterns, making year over year comparisons less meaningful.

Cost of sales

	Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Six Month Period Change
Cost of sales	$1,133,901	$645,604	$488,297	76%
% of net sales	78.0%	58.7%

The 76% increase in cost of sales during the six months ended June 30, 2012 compared with the six months ended June 30, 2011 was primarily due to a $543.0 million increase in balance of systems and other construction costs related to an increase in the number and size of various utility-scale solar power systems under construction between the periods. There was also a $42.4 million increase related to the underutilization of our manufacturing capacity primarily related to the idling of manufacturing lines in Malaysia and Germany during the first half of 2012, a $35.9 million increase in expense for costs associated with voluntary remediation efforts for our 2008-2009 manufacturing excursion, a $26.9 million increase for certain lower of cost or market inventory write-downs primarily as a result of declines in market pricing and a $19.1 million increase related to accelerated depreciation for certain manufacturing equipment that will be replaced as part of our planned equipment upgrade program. These increases were partially offset by reductions in the total volume of module sold.

Our average manufacturing cost per watt was unchanged from $0.75 between the periods and included $0.01 of non-cash share-based compensation for the six months ended June 30, 2012. The cost per watt for the six months ended June 30, 2012 was unchanged because of increases in underutilization of our manufacturing capacity.

Gross profit

	Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Six Month Period Change
Gross profit	$320,486	$454,463	$(133,977)	(29)%
% of net sales	22.0%	41.3%

Gross profit as a percentage of net sales decreased by 19.3 percentage points in the six months ended June 30, 2012 compared with the six months ended June 30, 2011. This decrease was primarily attributable to a 38.8 percentage point decrease due to lower third-party module ASPs and customer mix, a 2.9 percentage point decrease related to plant underutilization, a 2.4 percentage point decrease related to costs associated with voluntary remediation efforts for our 2008-2009 manufacturing excursion, a 1.8 percentage point decrease resulting from lower of cost or market inventory write-downs due to declines in market pricing during the first half of 2012, a 1.3 percentage point decrease due to accelerated depreciation on certain manufacturing equipment that will be replaced as part of our planned equipment upgrade program. These decreases were partially offset by a 26.6 percentage point increase in systems segment margin and a 1.3 percentage point increase due to higher module gross margin for modules used in our systems projects.

Research and development

	Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Six Month Period Change
Research and development	$68,449	$64,453	$3,996	6%
% of net sales	4.7%	5.9%

The increase in research and development expense was primarily due to a $5.5 million increase in testing and qualification material costs. These increases were partially offset by a $1.1 million decrease in personnel-related expenses and a $0.4 million decrease in facility and other expenses.

During the six months ended June 30, 2012, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the average conversion efficiency of our modules from 11.7% for the six months ended June 30, 2011 to 12.5% for the six months ended June 30, 2012.

Selling, general and administrative

	Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Six Month Period Change
Selling, general and administrative	$144,004	$173,872	$(29,868)	(17)%
% of net sales	9.9%	15.8%

The decrease in selling, general and administrative expense of $29.9 million between the periods was primarily due to a $41.1 million decrease in salaries and personnel-related expenses, primarily driven by a decrease in share-based compensation expense of $39.5 million, a $10.3 million decrease in project development and selling costs, and a $5.0 million decrease in professional services. For the six months ended June 30, 2012, share-based compensation expense decreased from the six months ended June 30, 2011, primarily as a result of the impact of a change in our estimated forfeiture rate for share-based compensation awards. We increased our estimated forfeiture rate in the second quarter of 2012. Our restructuring activities resulted in an increase in actual forfeitures during the second quarter of 2012 compared to historical experience prior to such restructuring activities. These decreases were partially offset by a $16.0 million increase in estimated compensation payments due to customers, under certain circumstances, for power lost prior to the remediation of the customer’s system under our voluntary remediation program related to the 2008-2009 manufacturing excursion, an $8.4 million increase in infrastructure expenses including facility deprecation, and a $2.1 million increase in other expenses.

Production start-up

	Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Six Month Period Change
Production start-up	$4,591	$22,225	$(17,634)	(79)%
% of net sales	0.3%	2.0%

During the six months ended June 30, 2012, we incurred $4.6 million of production start-up expenses primarily for our global manufacturing personnel dedicated to the installation and implementation of new equipment, equipment upgrades, and process improvements for existing plants as well as certain expenses related to our previously planned manufacturing capacity expansions in Vietnam and Arizona. During the six months ended June 30, 2011, we incurred $22.2 million of production start-up expenses primarily for our manufacturing capacity expansions in Malaysia, Germany, France, Vietnam, and Arizona.

Production start-up expense includes costs related to equipment upgrades and implementation of manufacturing process improvements.

Restructuring

	Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Six Month Period Change
Restructuring	$420,065	$—	$420,065	100%
% of net sales	28.9%	—%

During the six months ended June 30, 2012, we incurred $420.1 million of restructuring expenses due to charges relating to a series of restructuring initiatives. See Note 4. “Restructuring,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

Foreign currency gain

	Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Six Month Period Change
Foreign currency gain	$31	$2,609	$(2,578)	(99)%

Foreign currency gain decreased during the six months ended June 30, 2012 compared with the six months ended June 30, 2011, primarily due to a change in our net foreign currency denominated assets and liabilities between the periods.

Interest income

	Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Six Month Period Change
Interest income	$6,290	$6,440	$(150)	(2)%

Interest income remained consistent during the six months ended June 30, 2012 compared with the six months ended June 30, 2011.

Interest expense, net

	Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Six Month Period Change
Interest expense, net	$(8,292)	$—	$(8,292)	100%

Interest expense, net of amounts capitalized, increased during the six months ended June 30, 2012 compared with the six months ended June 30, 2011, primarily due to $4.7 million in expense during the six months ended June 30, 2012 associated with the repayment of our German Facility Agreement. The remaining increase is primarily related to an increase in long-term debt between the periods. These increases were partially offset by an increase in the amount of assets under construction and project assets that qualify for capitalized interest during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, reducing interest expense, net.

Interest expense is incurred on various debt financings. We capitalize interest expense into our property, plant and equipment or project assets when such costs qualify for interest capitalization, reducing the amount of interest expense reported in any given reporting period.

Other income (expense), net

	Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Six Month Period Change
Other income (expense), net	$(2,545)	$2,002	$(4,547)	(227)%

Other (expense) income, net, increased during the six months ended June 30, 2012 compared with the six months ended June 30, 2011, primarily as a result of gains on the sale of investments during the six months ended June 30, 2011 with the remaining increase being primarily the result of changes in fair value of certain foreign exchange forward contracts.

Income tax expense

	Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	Six Month Period Change
Income tax expense	$17,294	$27,858	$(10,564)	(38)%
Effective tax rate	(5.4)%	13.6%

Income tax expense decreased by $10.6 million during the six months ended June 30, 2012 compared with the six months ended June 30, 2011. The reduction in income tax expense was primarily attributable to loss from operations during the six months ended June 30, 2012 as compared to having an operating profit during the six months ended June 30, 2011, offset by an increase in tax expense related to the establishment of valuation allowances of $12.3 million against previously established deferred tax assets, operating losses being generated in jurisdictions for which no tax benefit is recorded, and a greater percentage of profits earned in higher tax jurisdictions. The tax expense of $17.3 million for the six months ended June 30, 2012 resulted from our pre-tax losses, exclusive of the $420.1 million of restructuring expenses, for which a nominal net tax benefit was recognized. See Note 17. “Income Taxes,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

Business Segment Review

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	% Change	June 30, 2012	June 30, 2011	% Change
Net sales
Components	$287,681	$495,269	(42)%	$455,811	$1,023,678	(55)%
Systems	669,651	37,505	1,685%	998,576	76,389	1,207%
Total	$957,332	$532,774	80%	$1,454,387	$1,100,067	32%

(Loss) income before income taxes (Segment profit)
Components	$(92,917)	$126,766	(173)%	$(606,371)	$304,444	(299)%
Systems	228,264	(54,809)	(516)%	285,232	(99,480)	(387)%
Total	$135,347	$71,957	88%	$(321,139)	$204,964	(257)%

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

Our second segment is our fully integrated systems business (“systems segment”), through which we provide a complete PV solar power system, which includes project development, engineering, procurement and construction (“EPC”) products, operating and maintenance (“O&M”) services, when applicable, and project finance, when required. We may provide our full EPC product or any combination of individual products within our EPC capabilities. All of our systems segment products and services are for PV solar power systems which use our solar modules, and such products and services are sold directly to investor owned utilities, independent power developers and producers, commercial and industrial companies, and other system owners.

Our Chief Operating Decision Maker (“CODM”), consisting of certain members of senior executive staff, views both our ability to provide customers with a complete PV solar power system through the fully integrated systems segment and the manufacturing of solar modules from the components segment as the drivers of our resource allocation, profitability, and cash flows. The complete PV solar power systems sold through our systems segment drive resource allocation, profitability, and cash flows through delivering state of the art construction techniques and process management to reduce the installed cost of our PV systems, and accordingly, the systems segment is considered by our CODM as a direct contributor to our profitability. Therefore, for the three months ended June 30, 2012, our CODM viewed both our components and systems segments as contributors to our operating results.

Prior to the three months ended June 30, 2012, our CODM viewed the systems segment as an enabler to drive module throughput from our components segment, with a primary objective to achieve break-even results before income taxes. During the three months ended June 30, 2012, we finalized and announced the details related to our Long Term Strategic Plan, which is primarily focused on providing complete utility scale PV solar power solutions, which use our modules, to sustainable markets. Additionally, James Hughes was appointed as Chief Executive Officer. These factors led to a change in how our CODM views and measures the profitability of our operating segments and which therefore changed the information reviewed by the CODM to allocate resources and evaluate profitability of such segments.

In our operating segment financial disclosures, we include an allocation of sales value for all solar modules manufactured by our components segment and installed in projects sold or built by our systems segment in the net sales of our components segment. In the gross profit of our operating segment disclosures, we include the corresponding cost of sales value for the solar modules installed in projects sold or built by our systems segment in the components segment. The cost of solar modules is comprised of the manufactured cost incurred by our components segment.

After we have determined the amount of revenue earned for our systems projects following the applicable accounting guidance for the underlying sales arrangements, we allocate module revenue from the systems segment to the components segment based on how our CODM strategically views these segments. The amount of module revenue allocated from the systems segment to the components segment is equal to an estimated average selling price for such solar modules as if the modules were sold to a third party EPC customer through a long term supply agreement that establishes pricing at the beginning of each year. In order to develop the estimate of the average selling price used for this revenue allocation, we utilize a combination of our actual third party module sale transactions, our competitor benchmarking and our internal pricing lists used to provide module price quotes to customers. This allocation methodology and the estimated average selling prices are consistent with how our CODM views the value proposition our components business brings to a utility scale systems project and the financial information reviewed by our CODM in assessing our components business performance.

Our components and systems segments have certain of their own dedicated administrative key functions, such as accounting, legal, finance, project finance, human resources, procurement, and marketing. Costs for these functions are recorded and included within the respective selling, general and administrative costs for our components and systems segments. Our corporate key functions consist primarily of company-wide corporate tax, corporate treasury, corporate accounting/finance, corporate legal, investor relations, corporate communications, and executive management functions. These corporate functions and the assets supporting such functions benefit both the components and systems segments. We allocate corporate costs to the components and systems segments as part of selling, general and administrative costs, based upon the estimated benefits provided to each segment from these corporate functions.

Prior period segment information has been restated to conform to the three months ended June 30, 2012, presentation. None of the changes in the measure of our operating segments profitability impact the determination of our reportable operating segments or our previously reported consolidated financial results.

See Note 21. “Segment Reporting,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for more information.

Components Segment

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	% Change	June 30, 2012	June 30, 2011	% Change
Net sales	$287,681	$495,269	(42)%	$455,811	$1,023,678	(55)%
Cost of sales	$298,033	$282,070	6%	$488,622	$543,332	(10)%
(Loss) income before income taxes (Segment profit)	$(92,917)	$126,766	(173)%	$(606,371)	$304,444	(299)%

Components segment net sales decreased by 42% in the three months ended June 30, 2012 compared with the three months ended June 30, 2011, primarily due to a decrease in the volume and average selling prices of solar modules sold.

Components segment net sales decreased by 55% in the six months ended June 30, 2012 compared with the six months ended June 30, 2011, primarily due to a decrease in the volume and average selling prices of solar modules sold.

Components segment cost of sales increased by 6% in the three months ended June 30, 2012 compared with the three months ended June 30, 2011, primarily due to higher underutilization, costs associated with our voluntary remediation efforts for our 2008-2009 manufacturing excursion and accelerated depreciation for certain manufacturing equipment that will be replaced as part of our planned equipment upgrade program discussed further above, partially offset by a lower volume of module sales.

Components segment cost of sales decreased by 10% in the six months ended June 30, 2012 compared with the six months ended June 30, 2011, primarily due to a lower volume of solar module sales, partially offset by increased expense from costs associated with our voluntary remediation efforts for our 2008-2009 manufacturing excursion, inventory write-downs, higher underutilization, and accelerated depreciation for certain manufacturing equipment that will be replaced as part of our planned equipment upgrade program.

Components segment profit decreased by 173% in the three months ended June 30, 2012 compared with the three months ended June 30, 2011, primarily due to lower net sales which resulted from a decrease in both sales volumes and average selling prices, underutilization charges, costs associated with our voluntary remediation efforts for our 2008-2009 manufacturing excursion, and expenses relating to a series of restructuring initiatives.

Components segment profit decreased by 299% in the six months ended June 30, 2012 compared with the six months ended June 30, 2011, primarily due to lower net sales which resulted from a decrease in both sales volumes and average selling prices, costs associated with our voluntary remediation efforts for our 2008-2009 manufacturing excursion, inventory write-downs, underutilization charges, and expenses relating to a series of restructuring initiatives.

Systems Segment

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	% Change	June 30, 2012	June 30, 2011	% Change
Net sales	$669,651	$37,505	1,685%	$998,576	$76,389	1,207%
Cost of sales	$415,558	$55,906	643%	$645,279	$102,272	531%
Income (loss) before income taxes (Segment profit)	$228,264	$(54,809)	(516)%	$285,232	$(99,480)	(387)%

Systems segment net sales increased from $37.5 million in the three months ended June 30, 2011 to $669.7 million in the three months ended June 30, 2012, primarily due to an increase in the number and size of various utility-scale solar power systems under construction between the periods.

Systems segment net sales increased from $76.4 million in the six months ended June 30, 2011 to $998.6 million in the six months ended June 30, 2012, primarily due to an increase in the number and size of various utility-scale solar power systems under construction between the periods.

Systems segment cost of sales increased from $55.9 million in the three months ended June 30, 2011 to $415.6 million in the three months ended June 30, 2012, primarily due to an increase in the number and size of various utility-scale solar power systems under construction between the periods. See also Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Operations Overview – Cost of Sales – Systems Business” for a description of cost of sales for our systems business.

Systems segment cost of sales increased from $102.3 million in the six months ended June 30, 2011 to $645.3 million in the six months ended June 30, 2012, primarily due to an increase in the number and size of various utility-scale solar power systems under construction between the periods. See also Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Operations Overview – Cost of Sales – Systems Business” for a description of cost of sales for our systems business.

Systems segment income before income taxes was $228.3 million for the three months ended June 30, 2012 compared with a loss of $54.8 million for the three months ended June 30, 2011 primarily due to an increase in the number and size of various utility-scale solar power systems under construction between the periods.

Systems segment income before income taxes was $285.2 million for the six months ended June 30, 2012 compared with a loss of $99.5 million for the six months ended June 30, 2011 primarily due to an increase in the number and size of various utility-scale solar power systems under construction between the periods.

See Note 21. “Segment Reporting,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for more information.

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems revenue recognized for the three and six months ended June 30, 2012 and June 30, 2011. For the purposes of the following table, (i) “Solar module revenue” is composed of total revenues from the sale of solar modules to third parties, which does not include any systems segment product or service offerings, (ii) “Solar power system revenue” is composed of total revenues from the sale of our solar power systems and related products and services including the solar modules installed in such solar power systems.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Solar module revenue	$54,598	$427,350	$122,007	$933,092
Solar power system revenue	902,734	105,424	1,332,380	166,975
Net sales	$957,332	$532,774	$1,454,387	$1,100,067

Critical Accounting Policies and Estimates

In preparing our financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), we make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities in our condensed consolidated financial statements and the related notes thereto. Some of our accounting policies require the application of significant judgment by management in the selection of the appropriate assumptions for making these estimates. We base our judgments and estimates on our historical experience, our forecasts, available market information and other available information as appropriate. We believe that the assumptions, judgments, and estimates involved in the accounting for revenue recognition, accrued solar module collection and recycling liability, product warranties and manufacturing excursion, accounting for income taxes, reportable segment allocations, inventories, long-lived asset impairments, and goodwill have the greatest potential impact on our condensed consolidated financial statements.

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

In addition to our solar module warranty described above, for solar power plants built by our systems business, we typically provide a limited warranty on the balance of the system against defects in engineering design, installation and, workmanship for a period of one to two years following the substantial completion of a phase or the entire solar power plant. In resolving claims under the engineering design, installation and, workmanship warranties, we have the option of remedying the defect through repair, refurbishment, or replacement.

When we recognize revenue for module or systems project sales, we accrue a liability for the estimated future costs of meeting our limited warranty obligations. We make and revise this estimate based primarily on the number of our solar modules under warranty installed at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our in-house testing of and the expected future performance of our solar modules and balance of the systems, and our estimated per-module replacement cost. Such estimates have changed, and may in the future change, based primarily upon historical experience including additional information received from the evaluation of warranty claims and the complete processing of such claims.

We also make an estimate for the cost of the voluntary remediation program related to our 2008-2009 manufacturing excursion. Our estimates for the remediation program have changed, and may in the future change, significantly in light of our ongoing remediation efforts and our continued analysis of the assumptions used in developing our estimates. From time to time we have taken remediation actions in respect of affected modules beyond our limited warranty, and we may elect do so in the future, in which case we would incur additional expenses that are beyond our limited warranty. If we commit to any such remediation actions beyond our limited warranty, developing our estimates for such remediation actions may require significant management judgment.

Our estimate for remediation costs is based on evaluation and consideration of currently available information, including the estimated number of affected modules in the field, historical experience related to our remediation efforts, customer-provided data related to potentially affected systems, the estimated costs of performing any remediation services, and the post-sale expenses covered under our remediation program.

Revenue Recognition — Systems Business. We recognize revenue for arrangements entered into by our systems business generally using two revenue recognition models, following the guidance in ASC 605, Accounting for Long-term Construction Contracts or, for arrangements which include land or land rights, ASC 360, Accounting for Sales of Real Estate.

For construction contracts that do not include land or land rights and thus are accounted for under ASC 605, we use the percentage-of-completion method using actual costs incurred over total estimated costs to complete a project (including module costs) as our standard accounting policy, unless we cannot make reasonably dependable estimates of the costs to complete the contract, in which case we would use the completed contract method. We periodically revise our contract cost and profit estimates and we immediately recognize any losses that we identify on such contracts. Incurred costs include all installed direct materials, installed solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. We recognize direct material and solar module costs as incurred costs when the direct materials and solar modules have been installed in the project. When construction contracts or other agreements specify that title to direct materials and solar modules transfers to the customer before installation has been performed, we defer revenue and associated costs and recognize revenue once those materials are installed and have met all other revenue recognition requirements. We consider direct materials and solar modules to be installed when they are permanently attached or fitted to the solar power systems as required by engineering designs. Solar modules used in our solar power systems, which we still hold title to, remain within inventory until such modules are installed in a solar power system.

For arrangements recognized under ASC 360 (typically when we have gained control of land or land rights), we record the sale as revenue using one of the following revenue recognition methods, based upon the substance and form of the terms and conditions of such arrangements:

(i) We apply the percentage-of-completion method to certain arrangements covered under ASC 360, when a sale has been consummated, we have transferred the usual risks and rewards of ownership to the buyer, the initial and continuing investment criteria have been met, we have the ability to estimate our costs and progress toward completion, and all other revenue recognition criteria have been met. The initial and continuing investment requirements, which demonstrates a buyer’s commitment to honor their obligations for the sales arrangement, can be met through the receipt of cash or an irrevocable letter of credit from a highly credit worthy lending institution.

(ii) Depending on the value of the initial payments and continuing payments commitment by the buyer, and whether collectability from the buyer is reasonably assured, we may align our revenue recognition and release of project assets or deferred project costs to cost of sales with the receipt of payment from the buyer.

(iii) We may also record revenue for certain arrangements after construction of a project is substantially complete, we have transferred the usual risks and rewards of ownership to the buyer, and we have received payment from the buyer.

Inventories. We report our inventories at the lower of cost or market. We determine cost on a first-in, first-out basis and include both the costs of acquisition and the costs of manufacturing in our inventory costs. These costs include direct material, direct labor, and indirect manufacturing costs, including depreciation and amortization. Our capitalization of costs into inventory is based on normal utilization of our plants. If production capacity is abnormally underutilized, the portion of our indirect manufacturing costs related to the abnormal underutilization levels is expensed as incurred.

We regularly review the cost of inventory against its estimated market value and record a lower of cost or market write-down if any inventories have a cost in excess of their estimated market value. We also regularly evaluate the quantities and values of our inventories in light of current market conditions and market trends and record write-downs for any quantities in excess of demand and for any product obsolescence. This evaluation considers historical usage, expected demand, anticipated sales price, desired strategic raw material requirements, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability, use of modules in our systems business and other factors. Market conditions are subject to change and actual consumption of our inventory could differ from expected demand.

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

For long-lived assets, when impairment indicators are present, we compare undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the asset group’s carrying value to determine if the asset group is recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the assets to be held and used. Assessments also consider changes in asset group utilization, including the temporary idling of capacity and the expected timing of placing this capacity back into production.

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

Reportable Segment Allocations. ASC 280, Segment Reporting, establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. The method of determining what information to report is generally based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

We operate our business in two segments. Our components segment involves the design, manufacture, and sale of solar modules which convert sunlight into electricity. Third-party customers of our components segment include project developers, system integrators, and operators of renewable energy projects.

Our second segment is our fully integrated systems business (“systems segment”), through which we provide a complete PV solar power system, which includes project development, engineering, procurement and construction (“EPC”) products, operating and maintenance (“O&M”) services, when applicable, and project finance, when required. We may provide our full EPC product or any combination of individual products within our EPC capabilities. All of our systems segment products and services are for PV solar power systems which use our solar modules, and such products and services are sold directly to investor owned utilities, independent power developers and producers, commercial and industrial companies, and other system owners.

Our Chief Operating Decision Maker (“CODM”), consisting of certain members of senior executive staff, views both our ability to provide customers with a complete PV solar power system through the fully integrated systems segment and the manufacturing of solar modules from the components segment as the drivers of our resource allocation, profitability, and cash flows. The complete PV solar power systems sold through our systems segment drive resource allocation, profitability, and cash flows through delivering state of the art construction techniques and process management to reduce the installed cost of our PV systems, and accordingly, the systems segment is considered by our CODM as a direct contributor to our profitability. Therefore, for the three months ended June 30, 2012, our CODM viewed both our components and systems segments as contributors to our operating results.

Prior to the three months ended June 30, 2012, our CODM viewed the systems segment as an enabler to drive module throughput from our components segment, with a primary objective to achieve break-even results before income taxes. During the three months ended June 30, 2012, we finalized and announced the details related to our Long Term Strategic Plan, which is primarily focused on providing complete utility scale PV solar power solutions, which use our modules, to sustainable markets. Additionally, James Hughes was appointed as Chief Executive Officer. These factors led to a change in how our CODM views and measures the profitability of our operating segments and which therefore changed the information reviewed by the CODM to allocate resources and evaluate profitability of such segments.

In our operating segment financial disclosures, we include an allocation of sales value for all solar modules manufactured by our components segment and installed in projects sold or built by our systems segment in the net sales of our components segment. In the gross profit of our operating segment disclosures, we include the corresponding cost of sales value for the solar modules installed in projects sold or built by our systems segment in the components segment. The cost of solar modules is comprised of the manufactured cost incurred by our components segment.

After we have determined the amount of revenue earned for our systems projects following the applicable accounting guidance for the underlying sales arrangements, we allocate module revenue from the systems segment to the components segment based on how our CODM strategically views these segments. The amount of module revenue allocated from the systems segment to the components segment is equal to an estimated average selling price for such solar modules as if the modules were sold to a third party EPC customer through a long term supply agreement that establishes pricing at the beginning of each year. In order to develop the estimate of the average selling price used for this revenue allocation, we utilize a combination of our actual third party module sale transactions, our competitor benchmarking and our internal pricing lists used to provide module price quotes to customers. This allocation methodology and the estimated average selling prices are consistent with how our CODM views the value proposition our components business brings to a utility scale systems project and the financial information reviewed by our CODM in assessing our components business performance. The estimates for the average selling prices used in such revenue allocation requires judgment and is based upon assumptions that consider available information related to average selling prices and and how our CODM strategically views our segments.

Our components and systems segments have certain of their own dedicated administrative key functions, such as accounting, legal, finance, project finance, human resources, procurement, and marketing. Costs for these functions are recorded and included within the respective selling, general and administrative costs for our components and systems segments. Our corporate key functions consist primarily of company-wide corporate tax, corporate treasury, corporate accounting/finance, corporate legal, investor relations, corporate communications, and executive management functions. These corporate functions and the assets supporting such functions benefit both the components and systems segments. We allocate corporate costs to the components and systems segments as part of selling, general and administrative costs, based upon the estimated benefits provided to each segment from these corporate functions.

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

Liquidity and Capital Resources

As of June 30, 2012, although we have a net loss for the six months ended June 30, 2012, we believe that our cash, cash equivalents, and marketable securities, cash flows from operating activities the contracted portion of our project pipeline, available credit facilities, and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We intend to continue to carefully execute our Long Term Strategic Plan and manage credit and market risk. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support the execution of our Long Term Strategic Plan.

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

As of June 30, 2012, we had $743.7 million in cash, cash equivalents, and marketable securities compared with $788.0 million as of December 31, 2011. The decrease in our cash, cash equivalents, and marketable securities was primarily due to (i) an increase in our inventories, balance of systems parts, project assets, and deferred project costs, (ii) the repayment of our German Loan Facility, (iii) the annual payments for the funding of our collection and recycling program which occurs in the first quarter of every year, and (iv) our capital expenditures, which were partially offset by the cash received from customers primarily from the sale of systems projects. As of June 30, 2012 and December 31, 2011, $575.2 million and $638.9 million, respectively, of our cash, cash equivalents, and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar and Euro-denominated holdings.

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

The following significant developments in the six months ended June 30, 2012, have impacted or are expected to impact our liquidity:

•
The amount of Accounts receivable, unbilled as of June 30, 2012 was $436.2 million and represents revenues recognized on the construction of systems projects in advance of billing the customer under the terms of the underlying construction contracts. Such Accounts receivable, unbilled primarily represents construction we have funded with working capital and such amounts are expected to be billed and collected from customers during the next twelve months. Additionally, we have $146.2 million of retainage included within Other assets, which represents the portion of a systems project contract price earned by us for work performed, but held for payment by our customer as a form of security until we reach certain construction milestones. Such retainage amounts are noncurrent in nature as they are expected to be billed and collected from customers beyond the next twelve months.

•
The amount of finished goods inventory (“solar module inventory”) and balance of systems parts as of June 30, 2012 was $673.7 million and represents a 104% increase from December 31, 2011. As we continue with the construction of our project pipeline we must produce solar modules and procure balance of systems parts in the required volumes to support our planned construction schedules. As part of the normal construction cycle, we typically must produce or acquire the necessary materials for such construction activities in advance of receiving payment for such materials. Once solar modules and balance of systems parts are installed in a project, such installed amounts are classified as either project assets, deferred project costs or cost of sales depending upon whether the project is subject to a sales contract and whether all revenue recognition criteria have been met. Accordingly, as of any balance sheet date, our solar module inventory represents solar modules that will be installed in our project pipeline or that we expect to sell to third parties.

There may be a delay in when our solar module inventory and balance of systems parts can be converted into cash compared to a typical third-party module sale. Such timing differences temporarily reduce our liquidity to the extent that we have already paid for our balance of system parts or the underlying costs to produce our solar module inventories. As previously announced, we have reduced our manufacturing capacity and planned solar module production levels, to match expected market demand, which considers our project pipeline. This decrease in planned production reduces our risk and the impact on liquidity of having excess solar module inventories that we must sell to third parties as we implement our Long Term Strategic Plan and respond to market pricing uncertainties for solar modules. Our solar module inventory as of June 30, 2012, is expected to primarily support our systems business with the remaining amounts being used to support expected near term demand for third-party module sales. As of June 30, 2012, approximately $300 million or 58% of our solar module inventory was either on-site or in-transit to our systems projects. Of this amount, approximately $69 million of solar module inventories or 13% of the total solar module inventory balance was physically segregated for certain projects for the purpose of qualifying such projects for the Department of Treasury’s Section 1603 cash grant program prior to the program’s expiration in December 2011. Such segregated solar module inventories will be installed in the underlying systems projects in the normal course of our construction, which has not yet begun. All balance of systems parts are for our systems business projects.

•
With the announced closure by the end of 2012 of our Frankfurt(Oder) manufacturing plants and our strategy to focus our sales efforts on providing utility scale systems solutions to sustainable markets, our near term liquidity may be adversely impacted as we shift our selling efforts from the European markets, in which we have historically generated a significant portion of our net sales to new markets, some of which we have not historically generated any meaningful portion of our net sales from. Additionally, as discussed further above, our utility scale systems solutions have in the past and may in the future require the use of our working capital and other sources of liquidity in advance of receiving any payments for the sale of such projects. The liquidity requirements for such systems projects can be greater than the working capital required for the sale of solar modules, which prior to 2011 represented the substantial majority of our net sales. We believe that the contracted portion of our project pipeline will provide us with sufficient liquidity and working capital to prudently execute the strategy outlined under our Long Term Strategic Plan.

•
Our restructuring charges, including the restructuring initiatives announced in April 2012, are expected to result in total cash payments of between $80 million and $120 million, of which approximately $19 million were already made as of June 30, 2012. Such cash payments are primarily related to severance costs and the repayment of government grants for our Frankfurt(Oder) plant. The cost savings expected from these restructuring initiatives in 2012 are expected to be between $30 million to $50 million, reducing both cost of sales and selling, general and administrative expenses in equal amounts. Annual cost savings in 2013 and beyond are expected to be between $100 million to $120 million, reducing both cost of sales and selling, general and administrative expenses in equal amounts. These cost savings may, over time, be offset by increases in operating expenses primarily related to establishing a localized business presence in target markets.

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

•
We made and expect to continue to make any necessary capital expenditures related to the construction of manufacturing plants in Vietnam and Mesa, Arizona including necessary expenditures for machinery and equipment for manufacturing machinery and equipment originally planned to be installed in such locations. We decided not to proceed with our previously announced 4-line plant in Vietnam and will instead attempt to sell the plant. We expect to complete the sale of the Vietnam plant within the next nine months, but the expected selling price is substantially below our cost of construction. See Note 4. “Restructuring,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We have also postponed the commissioning of our previously announced 4-line plant in Mesa, Arizona until global supply and demand dynamics support the additional manufacturing capacity. We have made and expect to continue to make any necessary capital expenditures for these locations during 2012, to complete any necessary construction and to acquire the underlying machinery and equipment originally planned to be installed in such locations. We expect remaining capital expenditures related to the above to be approximately $16 million, which will be made through the first quarter of 2013. Such capital expenditures are not expected to have any near term benefit to liquidity as the manufacturing machinery and equipment are not expected to be used in the production of solar modules until global supply and demand dynamics support the additional manufacturing capacity.

•
During the remainder of 2012, we expect to spend up to $100 million for capital expenditures, including the above discussed expenditures and expenditures for upgrades to existing machinery and equipment, which we believe will increase our solar module efficiencies. A majority of our capital expenditures for 2012 will be incurred in foreign currencies and are therefore subject to fluctuations in currency exchange rates.

•
In connection with the execution of our Long Term Strategic Plan, we expect joint ventures or other business arrangements with strategic partners to be a key part of our strategy. We have begun initiatives in several markets to expedite our penetration of those markets and establish relationships with potential customers and policymakers. Some of these business arrangements may involve a significant cash investment or other allocation of working capital that could reduce our liquidity or require us to pursue additional sources of financing, assuming such sources are available to us. Additionally, in order to execute our Long Term Strategic Plan in such markets, we may elect or be required to temporarily retain an ownership interest in the underlying systems projects we develop or construct. Any such retained ownership interest is expected to impact our liquidity to the extent we do not obtain new sources of capital to fund such investments.

•
Under the sales agreements for a limited number of our solar power projects, we may be required to repurchase such projects if certain events occur, such as not achieving commercial operation of the project within a certain timeframe. Although we consider the possibility that we would be required to repurchase any of our solar power projects to be remote, our current working capital and other available sources of liquidity may not be sufficient in order to make any required repurchase. If we are required to repurchase a solar power project we would have the ability to market and sell such project if the event requiring a repurchase does not impact its marketability. Our liquidity may also be impacted as the time between the repurchase of a project and the potential sale of such repurchased project could take several months.

The unprecedented disruption in the credit markets that began in 2008 and the current instability in Europe have had a significant adverse impact on a number of financial institutions. The ongoing sovereign debt crisis in Europe and its impact on the balance sheets and lending practices of European banks in particular could negatively impact our access to, and cost of, capital, and therefore could have an adverse effect on our business, results of operations, financial condition and competitive position. It could also similarly affect our customers and therefore limit the demand for our systems projects or solar modules. As of June 30, 2012, our liquidity and marketable securities and investments have not been materially adversely impacted by the current credit environment, and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.

Cash Flows

The following table summarizes the key cash flow metrics for the six months ended June 30, 2012 and June 30, 2011 (in thousands):

	Six Months Ended
	June 30, 2012	June 30, 2011
Net cash provided by (used in) operating activities	$412,335	$(246,835)
Net cash used in investing activities	(301,303)	(308,977)
Net cash (used in) provided by financing activities	(85,906)	137,124
Effect of exchange rate changes on cash and cash equivalents	(505)	10,476
Net increase (decrease) in cash and cash equivalents	$24,621	$(408,212)

Operating Activities

Cash provided by operating activities was $412.3 million during the six months ended June 30, 2012 compared with cash used in operating activities of $246.8 million during the six months ended June 30, 2011. The increase in net cash provided by operating activities during the six months ended June 30, 2012 was primarily due to an increase in cash received from customers, which was partially offset by an increase in payments to suppliers and associates. In addition, income taxes paid, net of refunds decreased from net payments of $25.6 million during the six months ended June 30, 2011 to a net refund of $25.6 million during the six months ended June 30, 2012, primarily due to certain German income tax refunds received during the six months ended June 30, 2012. Such amounts were offset by an increase in the excess tax benefits related to share-based compensation arrangements, which decreased our June 30, 2012 operating cash flow by $66.9 million compared to a $16.5 million decrease during the six months ended June 30, 2011.

Investing Activities

Cash used in investing activities was $301.3 million during the six months ended June 30, 2012, compared with $309.0 million during the six months ended June 30, 2011. Cash used in investing activities during the six months ended June 30, 2012 included capital expenditures of $282.0 million, which decreased from $390.0 million during the six months ended June 30, 2011. The decrease in capital expenditures was primarily due to reduced capital expenditures during the first half of 2012 related to our previously planned manufacturing plants in Vietnam and Mesa, Arizona compared to the capital expenditures made in the first half of 2011 related to manufacturing plant expansions primarily in Malaysia and Germany. Also, we decreased our net investment in marketable securities by $68.9 million during the six months ended June 30, 2012 compared with a decrease in our net investment in marketable securities of $188.0 million during the six months ended June 30, 2011. Cash used to fund our estimated future end-of-life collection and recycling costs of solar modules that we sold during 2011 was $80.7 million during the six months ended June 30, 2012, compared to $62.7 million during the six months ended June 30, 2011. On January 4, 2011, we acquired Ray Tracker, Inc., a tracking technology and photovoltaic balance of systems firm in an all-cash transaction with an initial payment of $21.1 million. During the six months ended June 30, 2012, we made a second payment of $2.4 million under the terms of the acquisition agreement. The remaining change in cash used in investing activities was primarily driven by a release of restricted cash in the six months ended June 30, 2012 compared to an increase in restricted cash in the six months ended June 30, 2011.

Financing Activities

Cash used in financing activities was $85.9 million during the six months ended June 30, 2012 compared with cash provided by financing activities of $137.1 million during the six months ended June 30, 2011. Cash used in financing activities during the six months ended June 30, 2012 resulted primarily from the repayment of long-term debt of $160.3 million and the repayment of economic development funding of $6.8 million, partially offset by the net proceeds from our revolving credit facility of $15.0 million and excess tax benefit from share-based compensation arrangements of $66.9 million.

Cash provided by financing activities during the six months ended June 30, 2011 resulted primarily from the proceeds from borrowings under credit facilities, net of discount and issuance costs of $224.4 million, cash provided by employee stock option exercises of $7.7 million, excess tax benefits from share-based compensation arrangements of $16.5 million, and proceeds from economic development funding of $3.1 million, partially offset by the repayments of long-term debt of $114.3 million.

Contractual Obligations

Our contractual obligations other than in the ordinary course of business have not materially changed since the end of 2011. See also our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously provided under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of June 30, 2012 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on that evaluation, there have been no such changes in our internal control over financial reporting that materially affected, or as reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2012.

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

Limitations on the Effectiveness of Controls

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Class Action

On March 15, 2012, a purported class action lawsuit titled Smilovits v. First Solar, Inc., et al., Case No. 2:12-cv-00555-DGC, was filed in the United States District Court for the District of Arizona (hereafter “Arizona District Court”) against the Company and certain of our current and former directors and officers. The complaint was filed on behalf of purchasers of the Company’s securities between April 30, 2008, and February 28, 2012. The complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements regarding the Company’s financial performance and prospects. The action includes claims for damages, and an award of costs and expenses to the putative class, including attorneys’ fees. The Company believes it has meritorious defenses and will vigorously defend this action.

On July 23, 2012, the Arizona District Court issued an order appointing as lead plaintiffs in the class action the Mineworkers’ Pension Scheme and British Coal Staff Superannuation Scheme (collectively “Pension Schemes”). The order requires the Pension Schemes to file an amended complaint on or before August 17, 2012 and defendants to file a motion to dismiss on or before September 14, 2012.

Derivative Actions

On April 3, 2012, a derivative action titled Tsevegmid v. Ahearn, et al., Case No. 1:12-cv-00417-CJB, was filed by a putative stockholder on behalf of the Company in the United States District Court for the District of Delaware (hereafter “Arizona District Court”) against certain current and former directors and officers of the Company, alleging breach of fiduciary duties and unjust enrichment. The complaint generally alleges that from June 1, 2008, to March 7, 2012, the defendants caused or allowed false and misleading statements to be made concerning the Company’s financial performance and prospects. The action includes claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees. On April 10, 2012, a second derivative complaint was filed in the Delaware District Court. The complaint, titled Brownlee v. Ahearn, et al., Case No. 1:12-cv-00456-CJB, contains similar allegations and seeks similar relief to the Tsevegmid action. By Court order on April 30, 2012, pursuant to the parties’ stipulation, the Tsevegmid action and the Brownlee action were consolidated into a single action in the Delaware District Court and defendants filed a motion to challenge Delaware as the appropriate venue for the consolidated action on May 15, 2012. A hearing is currently scheduled on that motion for August 23, 2012.

On April 12, 2012, a derivative complaint was filed in the Arizona District Court, titled Tindall v. Ahearn, et al., Case No. 2:12-cv-00769-ROS. In addition to alleging claims and seeking relief similar to the claims and relief asserted in the Tsevegmid and Brownlee actions, the Tindall complaint alleges violations of Sections 14(a) and 20(b) of the Securities Exchange Act of 1934. On April 19, 2012, a second derivative complaint was filed in the Arizona District Court, titled Nederhood v. Ahearn, et al., Case No. 2:12-cv-00819-JWS. The Nederhood complaint contains similar allegations and seeks similar relief to the Tsevegmid and Brownlee actions. On May 17, 2012 and May 30, 2012, respectively, two additional derivative complaints, containing similar allegations and seeking similar relief as the Nederhood complaint, were filed in Arizona District Court: Morris v. Ahearn, et al.,

Case No. 2:12-cv-01031-JAT and Tan v. Ahearn, et al., 2:12-cv-01144-NVW.

On July 17, 2012, the Arizona District Court issued an order granting First Solar’s motion to transfer the derivative actions to Judge David Campbell, the judge to whom the Smilovits class action is assigned. The July 17, 2012 order indicated that the Court intended to consolidate the four derivative actions pending in Arizona District Court, and schedule a case management conference for August 7, 2012. First Solar believes that plaintiffs in the derivative actions lack standing to pursue litigation on behalf of First Solar.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1	Employment Agreement, effective July 1, 2012, and Change in Control Severance Agreement, effective July 1, 2012 between First Solar, Inc. and Georges Antoun
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

August 3, 2012