Form 10-Q
period 2013-03-31
FIRST SOLAR, INC.
filed 2013-05-07
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

As of May 3, 2013, 87,792,199 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net sales	$755,205	$497,055
Cost of sales	585,879	420,310
Gross profit	169,326	76,745
Operating expenses:
Research and development	29,931	36,084
Selling, general and administrative	74,465	91,820
Production start-up	1,376	4,058
Restructuring	2,347	401,065
Total operating expenses	108,119	533,027
Operating income (loss)	61,207	(456,282)
Foreign currency gain (loss)	1,618	(984)
Interest income	4,947	2,911
Interest expense, net	(750)	(920)
Other expense, net	(833)	(1,211)
Income (loss) before income taxes	66,189	(456,486)
Income tax expense (benefit)	7,047	(7,070)
Net income (loss)	$59,142	$(449,416)
Net income (loss) per share:
Basic	$0.68	$(5.20)
Diluted	$0.66	$(5.20)
Weighted-average number of shares used in per share calculations:
Basic	87,206	86,507
Diluted	89,377	86,507

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income (loss)	$59,142	$(449,416)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,077)	13,509
Unrealized loss on marketable securities and restricted investments	(10,341)	(4,064)
Unrealized loss on derivative instruments	(5,846)	(15,300)
Other comprehensive loss, net of tax	(19,264)	(5,855)
Comprehensive income (loss)	$39,878	$(455,271)

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$842,753	$901,294
Marketable securities	168,993	102,578
Accounts receivable trade, net	279,131	553,567
Accounts receivable, unbilled and retainage	480,131	400,987
Inventories	388,509	434,921
Balance of systems parts	135,374	98,903
Deferred project costs	617,540	21,390
Deferred tax assets, net	41,456	44,070
Assets held for sale	49,521	49,521
Note receivable affiliate	—	17,725
Prepaid expenses and other current assets	106,518	207,368
Total current assets	3,109,926	2,832,324
Property, plant and equipment, net	1,553,205	1,525,382
Project assets and deferred project costs	573,901	845,478
Deferred tax assets, net	321,420	317,473
Restricted cash and investments	286,325	301,400
Goodwill	68,833	65,444
Inventories	133,264	134,375
Retainage	188,681	270,364
Other assets	58,870	56,452
Total assets	$6,294,425	$6,348,692
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$209,019	$350,230
Income taxes payable	2,068	5,474
Accrued expenses	430,503	554,433
Current portion of long-term debt	61,106	62,349
Deferred revenue	2,614	2,056
Payments and billings for deferred project costs	778,651	94,535
Other current liabilities	49,480	32,297
Total current liabilities	1,533,441	1,101,374
Accrued solar module collection and recycling liability	228,779	212,835
Long-term debt	501,111	500,223
Payments and billings for deferred project costs	25,746	636,518
Other liabilities	331,366	292,216
Total liabilities	2,620,443	2,743,166
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 87,624,484 and 87,145,323 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	88	87
Additional paid-in capital	2,094,104	2,065,527
Accumulated earnings	1,588,875	1,529,733
Accumulated other comprehensive (loss) income	(9,085)	10,179
Total stockholders’ equity	3,673,982	3,605,526
Total liabilities and stockholders’ equity	$6,294,425	$6,348,692
See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Cash received from customers	$1,125,886	$648,954
Cash paid to suppliers and associates	(1,028,544)	(646,949)
Interest received	3,435	1,222
Interest paid	(3,723)	(6,767)
Income tax payments, net	(5,661)	(2,537)
Excess tax benefit from share-based compensation arrangements	(24,933)	(9,489)
Other operating activities	(5)	(570)
Net cash provided by (used in) operating activities	66,455	(16,136)
Cash flows from investing activities:
Purchases of property, plant and equipment	(71,667)	(124,490)
Purchases of marketable securities	(75,591)	(14,446)
Proceeds from maturities and sales of marketable securities	8,775	57,867
Investment in note receivable, affiliate	—	(20,278)
Payments received on note receivable, affiliate	17,075	—
Purchase of restricted investments	—	(80,668)
Change in restricted cash	5,136	—
Acquisitions, net of cash acquired	(7,934)	(2,437)
Purchase of equity and cost method investments	(14,894)	—
Other investing activities	(2,500)	2,132
Net cash used in investing activities	(141,600)	(182,320)
Cash flows from financing activities:
Repayments of long-term debt	(330,176)	(13,148)
Proceeds from borrowings under long-term debt, net of discount and issuance costs	335,000	200,000
Excess tax benefit from share-based compensation arrangements	24,933	9,489
Repayment of economic development funding	(8,315)	—
Other financing activities	(87)	(563)
Net cash provided by financing activities	21,355	195,778
Effect of exchange rate changes on cash and cash equivalents	(4,751)	7,539
Net (decrease) increase in cash and cash equivalents	(58,541)	4,861
Cash and cash equivalents, beginning of the period	901,294	605,619
Cash and cash equivalents, end of the period	$842,753	$610,480
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$75,236	$118,414
Acquisitions funded by liabilities	$14,962	$—

 See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period. The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC.

Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total cash flows, total net sales, operating income, net income, total assets, total liabilities or stockholders’ equity.

Unless expressly stated or the context otherwise requires, the terms “the Company,” “we,” “our,” “us,” and “First Solar” refer to First Solar, Inc. and its subsidiaries.

Note 2. Summary of Significant Accounting Policies

Use of Estimates. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. Significant estimates in these condensed consolidated financial statements include percentage-of-completion revenue recognition, estimates of future cash flows from and the economic useful lives of long-lived assets, certain accrued liabilities, income taxes and tax valuation allowances, reportable segment allocations, product warranties and manufacturing excursions, accrued collection and recycling expense, and goodwill. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from these estimates and assumptions.

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

For systems business sales arrangements that are accounted for under ASC 360, where we convey control of land or land rights, we record the sale as revenue using one of the following revenue recognition methods, based upon evaluation of the substance and form of the terms and conditions of such sales arrangements:

(i) We apply the percentage-of-completion method, as further described below, to certain sales arrangements covered under ASC 360, when a sale has been consummated, we have transferred the usual risks and rewards of ownership to the buyer, the initial and continuing investment criteria have been met, we have the ability to estimate our costs and progress toward completion, and all other revenue recognition criteria have been met. The initial and continuing investment requirements, which demonstrate a buyer’s commitment to honor their obligations for the sales arrangement, can typically be met through the receipt of cash or an irrevocable letter of credit from a highly credit worthy lending institution. When evaluating whether the usual risks and rewards of ownership have transferred to the buyer, we consider whether we have or may be contingently required to have any prohibited forms of continuing involvement with the project. Prohibited forms of continuing involvement in a real estate sales arrangement are when we retain risks or rewards associated with the project that are not customary with the range of risks or rewards that an EPC contractor may assume.

(ii) Depending on whether the initial and continuing investment requirements have been met, and whether collectability from the buyer is reasonably assured, we may align our revenue recognition and release of project assets or deferred project costs to cost of sales with the receipt of payment from the buyer if the sale has been consummated and we have transferred the usual risks and rewards of ownership to the buyer.

(iii) We may also record revenue for certain sales arrangements after construction of discrete portions of a project or after the entire project is substantially complete, we have transferred the usual risks and rewards of ownership to the buyer, and we have received substantially all payments due from the buyer or the initial and continuing investment criteria have been met.

For any systems business sales arrangements containing multiple deliverables (including our solar modules) not covered under ASC 360 (real estate) or ASC 605 (long-term construction contracts), we analyze each activity within the sales arrangement to ensure that we adhere to the separation guidelines of ASC 605 for multiple-element arrangements. We allocate revenue for any transactions involving multiple elements to each unit of accounting based on its relative selling price, and recognize revenue for each unit of accounting when all revenue recognition criteria for a unit of accounting have been met.

Revenue Recognition - Percentage-of-Completion. In applying the percentage-of-completion method, we use the actual costs incurred relative to estimated costs to complete (including module costs) in order to estimate the progress towards completion to determine the amount of revenue and profit to recognize. Incurred costs include all installed direct materials, installed solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. We recognize direct material and solar module costs as incurred costs when the direct materials and solar modules have been installed in the project. When contracts specify that title to direct materials and solar modules transfers to the customer before installation has been performed, we will not recognize revenue or associated costs until those materials are installed and have met all other revenue recognition requirements. We consider direct materials and solar modules to be installed when they are permanently placed or fitted to a solar power system as required by engineering designs. Solar modules manufactured by us that will be used in our solar power systems, which we still hold title to, remain within inventory until such modules are installed in a solar power system.

The percentage-of-completion method of revenue recognition requires us to prepare estimates of costs to complete our projects. In making such estimates, management judgments are required to evaluate significant assumptions including the cost of materials and labor, expected labor productivity, the impact of potential variances in schedule completion, the amount of net contract revenues and the impact of any penalties, claims, change orders, or performance incentives.

If estimated total costs on any contract are greater than the contract revenues, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of the revisions to estimates related to contract revenues and costs to complete contracts, including penalties, incentive awards, claims, change orders, anticipated losses and others are recorded in the period in which the revisions to estimates are identified and can be reasonably estimated. Such revisions could occur in any reporting period and the effects may be material depending on the size of the contracts or changes in estimate.

Revenue Recognition - Components Business. Our components business sells solar modules directly to third party solar power system integrators and operators. We recognize revenue for module sales when persuasive evidence of an arrangement exists, delivery of the module has occurred and title and risk of loss have passed to the customer, the sales price is fixed or determinable, and the collectability of the resulting receivable is reasonably assured. Under this policy, we record a trade receivable for the selling price of our module and reduce inventory for the cost of goods sold when delivery occurs in accordance with the terms of the sales contracts. Our customers typically do not have extended payment terms or rights of return for our products. We account for rebates or other customer incentives as a reduction to the selling price of our solar modules at the time of sale; and therefore, as a reduction to revenue.

Ventures and Variable Interest Entities. In the normal course of business, we have and may in the future form joint venture type arrangements (“ventures”), including partnerships and partially owned limited liability companies, with one or more third parties primarily to develop and build specific or a pipeline of solar power projects. These types of ventures are core to our business and long-term strategy related to providing solar PV generation solutions using our modules to sustainable geographic markets. In accordance with ASC 810, Consolidations, we analyze all of our ventures and classify them into two groups: (1) ventures that must be consolidated because they are either not variable interest entities (“VIEs”) and we hold the majority voting interest, or because they are VIEs and we are the primary beneficiary; and (2) ventures that do not need to be consolidated and are accounted for under either the equity or cost methods of accounting because they are either not VIEs and we hold a minority voting interest, or because they are VIEs and we are not the primary beneficiary.
Ventures are considered VIEs if (1) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (2) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses or the right to receive expected residual returns; or (3) an equity investor has voting rights that are disproportionate to its economic interest and substantially all of the entity’s activities are on behalf of the investor. Our venture agreements typically require some form of project development capital or project equity ranging from amounts necessary to obtain a PPA (or similar power off-take agreement) to a pro-rata portion of the total equity required for a project, depending upon the opportunity and the market our ventures are in. Our limited number of ventures as of March 31, 2013 and future ventures of a similar nature are typically VIEs because the total equity investment at risk is not sufficient to permit the ventures to finance their activities without additional financial support.
We are considered the primary beneficiary of and are required to consolidate a VIE if we have the power to direct the activities that most significantly impact that VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits of that VIE that could potentially be significant to the VIE. If we determine that we do not have the power to direct the activities that most significantly impact the venture, then we are not primary beneficiary of the VIE.
We account for our unconsolidated ventures using either the equity or cost methods of accounting depending upon whether we have the ability to exercise significant influence over a venture. We consider the participating and protective rights we have as well as the legal form of the venture when evaluating whether we have the ability to exercise significant influence, which requires us to apply the equity method of accounting.
Refer to Note 2. “Summary of Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for a complete discussion of our significant accounting policies.

Note 3. Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, updated by ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of their financial statements to understand the effect of those arrangements on their financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11, as amended by ASU 2013-01, is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2011-11, as amended by ASU 2013-01, in the first quarter of 2013, did not have an impact on our financial position, results of operations, or cash flows.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 gives companies an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate it is more-likely-than-not that an indefinite-lived intangible asset (excluding goodwill) is impaired. If based on its qualitative assessment, a company concludes that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if a company concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02, in the first quarter of 2013, did not have an impact on our financial position, results of operations, or cash flows.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12 for all public and private organizations. The amendment requires that an entity must report the effect of significant reclassifications out of accumulated other comprehensive income by the respective line items in net income if the amount being reclassified is required under U.S. GAAP. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The adoption of ASU 2013-02, in the first quarter of 2013, did not have an impact on our financial position, results of operations or cash flows.

Note 4. Restructuring

The activity related to our restructuring charges for material restructuring initiatives that were not completed as of December 31, 2012 are as follows:

February 2012 Manufacturing Restructuring

In February 2012, executive management completed an evaluation of and approved a set of manufacturing capacity and other initiatives primarily intended to adjust our previously planned manufacturing capacity expansions and global manufacturing footprint. The primary goal of these initiatives was to better align production capacity and geographic location of such capacity with expected geographic market requirements and demand. The remaining $5.1 million of asset impairment related charges from the February 2012 manufacturing restructuring as of December 31, 2012 is included within other liabilities and such amount is not expected to be paid within the next year.

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

In connection with these restructuring initiatives, we incurred total charges to operating expense during 2012 of $342.0 million and $2.3 million in the first three months of 2013. These charges consisted of (i) $251.8 million in asset impairments and asset impairment related charges, primarily related to the closure of the Frankfurt (Oder) plants; (ii) $62.0 million in severance and termination related costs; and (iii) $30.5 million for the required repayment of German government grants related to the second Frankfurt (Oder) plant.

The following table summarizes the April 2012 European restructuring amounts remaining as of December 31, 2012, amounts recorded to restructuring expense during the three months ended March 31, 2013, and the remaining balance at March 31, 2013 (in thousands):

April 2012 European Restructuring	Asset Impairments	Asset Impairment Related Costs	Severance and Termination Related Costs	Grant Repayments	Total
Ending Balance at December 31, 2012	$—	$16,625	$25,717	$8,400	$50,742
Charges to Income	—	—	2,347	—	2,347
Change in Estimates	—	—	—	—	—
Cash Payments	—	(7,193)	(6,720)	(8,315)	(22,228)
Non-Cash Amounts	—	(304)	(718)	(85)	(1,107)
Ending Balance at March 31, 2013	$—	$9,128	$20,626	$—	$29,754

Expenses recognized for restructuring activities are presented in “Restructuring” on the condensed consolidated statements of operations. Substantially all expenses related to the April 2012 European restructuring were related to our components segment. We expect to incur up to $5 million in additional restructuring expense through the end of 2013 primarily related to remaining severance and termination related costs and asset impairment related costs associated with such restructuring initiatives.

Note 5. Acquisitions

Solar Chile

In January 2013, we acquired 100% of the ownership interest of Solar Chile S.A. (“Solar Chile”), a Chilean-based solar project development company with substantially all of its assets being a portfolio of early to mid-stage utility-scale photovoltaic (“PV”) power projects in northern Chile, in an all-cash transaction which was not material to our historical condensed consolidated balance sheets, results of operations or cash flows. We have included the financial results of Solar Chile in our condensed consolidated financial statements from the date of acquisition.

TetraSun

In April 2013, we acquired 100% of the stock not previously owned by us of TetraSun, Inc., a start up company that is in advanced stages of developing high efficiency crystalline silicon technology that is expected to provide improvements in performance rel ative to conventional crystalline silicon solar modules. The all-cash acquisition was not material to our historical condensed consolidated balance sheets, results of operations or cash flows.

Note 6. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Cash:
Cash	$832,868	$889,065
Cash equivalents:
Commercial paper	1,499	1,500
Money market mutual funds	8,386	10,729
Total cash and cash equivalents	842,753	901,294
Marketable securities:
Commercial paper	5,096	1,698
Corporate debt securities	23,315	23,384
Federal agency debt	35,392	29,936
Foreign agency debt	38,115	7,233
Foreign government obligations	4,103	4,142
Supranational debt	62,972	34,181
U.S. government obligations	—	2,004
Total marketable securities	168,993	102,578
Total cash, cash equivalents, and marketable securities	$1,011,746	$1,003,872

We have classified our marketable securities as “available-for-sale.” Accordingly, we record them at fair value and account for net unrealized gains and losses as a part of other comprehensive income (loss). We report realized gains and losses on the sale or maturity of our marketable securities in earnings, computed using the specific identification method. We may sell these securities prior to their stated maturities after consideration of our liquidity requirements. We view securities with maturities beyond 12 months as available to support current operations, and accordingly we classify all such securities as current assets under the caption marketable securities in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2013 and March 31, 2012, we realized an immaterial amount of gains and losses on our marketable securities, respectively. See Note 11. “Fair Value Measurements,” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider a marketable security to be impaired when its fair value is less than its cost, in which case we would further review the marketable security to determine whether it is other-than-temporarily impaired. When we evaluate a marketable security for other-than-temporary impairment, we review factors such as the length of time and extent to which its fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, our intent to sell, and whether it is more-likely-than-not that we will be required to sell the marketable security before we have recovered its cost basis. If a marketable security were other-than-temporarily impaired, we would write it down through earnings to its impaired value and establish that as a new cost basis. We did not identify any of our marketable securities as other-than-temporarily impaired at March 31, 2013 and December 31, 2012.

The following tables summarize the unrealized gains and losses related to our marketable securities, by major security type, as of March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$5,096	$—	$—	$5,096
Corporate debt securities	23,327	15	27	23,315
Federal agency debt	35,355	38	1	35,392
Foreign agency debt	38,168	1	54	38,115
Foreign government obligations	4,101	2	—	4,103
Supranational debt	62,933	74	35	62,972
Total	$168,980	$130	$117	$168,993

	As of December 31, 2012
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,697	$1	$—	$1,698
Corporate debt securities	23,358	26	—	23,384
Federal agency debt	29,888	49	1	29,936
Foreign agency debt	7,266	—	33	7,233
Foreign government obligations	4,138	4	—	4,142
Supranational debt	34,110	71	—	34,181
U.S. government obligations	2,000	4	—	2,004
Total	$102,457	$155	$34	$102,578

Contractual maturities of our marketable securities as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	As of March 31, 2013
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$77,941	$47	$4	$77,984
One year to two years	88,534	81	113	88,502
Two years to three years	2,505	2	—	2,507
Total	$168,980	$130	$117	$168,993

	As of December 31, 2012
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$71,225	$67	$32	$71,260
One year to two years	30,707	88	1	30,794
Two years to three years	525	—	1	524
Total	$102,457	$155	$34	$102,578

The net unrealized gain of zero and $0.1 million as of March 31, 2013 and December 31, 2012, respectively, on our marketable securities were primarily the result of changes in interest rates. Our investment policy requires marketable securities to be highly rated and limits the security types, issuer concentration, and duration to maturity of our marketable securities portfolio.

The following table shows gross unrealized losses and estimated fair values for those marketable securities that were in an unrealized loss position as of March 31, 2013 and December 31, 2012, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of March 31, 2013
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$5,081	$27	$—	$—	$5,081	$27
Federal agency debt	4,524	1	—	—	4,524	1
Foreign agency debt	30,853	53	5,999	1	36,852	54
Supranational debt	28,923	35	—	—	28,923	35
Total	$69,381	$116	$5,999	$1	$75,380	$117

	As of December 31, 2012
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Federal agency debt	524	1	—	—	524	1
Foreign agency debt	—	—	5,970	33	5,970	33
Total	$524	$1	$5,970	$33	$6,494	$34

Note 7. Restricted Cash and Investments

Restricted cash and investments consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Restricted cash (1)	$180	$184
Restricted investments	286,145	301,216
Restricted cash and investments	$286,325	$301,400

(1)
There was $5.1 million of restricted cash included within prepaid expenses and other current assets at December 31, 2012 primarily related to required cash collateral for certain letters of credit provided for projects under development in foreign jurisdictions.

At March 31, 2013 and December 31, 2012, our restricted investments consisted of long-term marketable securities that we hold through a custodial account to fund the estimated future costs of modules covered under our solar module collection and recycling program and related obligations. We have classified our restricted investments as “available-for-sale.” Accordingly, we record them at fair value and account for net unrealized gains and losses as a part of accumulated other comprehensive income (loss). We report realized gains and losses on the maturity or sale of our restricted investments in earnings, computed using the specific identification method. Restricted investments are classified as noncurrent as the underlying accrued solar module collection and recycling liability is also noncurrent in nature.

We fund the estimated collection and recycling cost incremental to amounts already pre-funded in prior years for the cumulative module sales covered by our solar module collection and recycling program within 90 days of the end of each year, assuming for this purpose a service life of 25 years for our solar modules. To ensure that our collection and recycling program for covered modules is available at all times and the pre-funded amounts are accessible regardless of our financial status in the future (even in the case of our own insolvency), we have established a trust structure under which funds are put into custodial accounts with a large bank as the investment advisor in the name of a trust, for which First Solar, Inc. (“FSI”), First Solar Malaysia Sdn. Bhd. (“FS Malaysia”), and First Solar Manufacturing GmbH (“FSM GmbH”) are grantors. Only the trustee can distribute funds from the custodial accounts and these funds cannot be accessed for any purpose other than to cover qualified costs of module collection and recycling, either by us or a third party executing the collection and recycling services. Investments in this custodial account must meet the criteria of the highest quality investments, such as highly rated government or agency bonds. We closely monitor our exposure to European markets and maintain holdings of German and French sovereign debt securities which are not currently at risk of default. Under the trust agreements, each year we determine the annual pre-funding requirement based upon the difference between the current estimated future costs of collecting and recycling all solar modules covered under our program combined with the rate of return restricted investments will earn prior to being utilized to cover qualified collection and recycling costs and amounts already pre-funded in prior years. Based primarily upon reductions in the estimated future costs of collecting and recycling solar modules covered under our program combined with the cumulative amounts pre-funded since the inception of our program, we have determined that no incremental funding in the first quarter of 2013 was required for covered module sales during the fiscal year ending December 31, 2012.

The following table summarizes unrealized gains and losses related to our restricted investments by major security type as of March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$184,517	$39,880	$—	$224,397
U.S. government obligations	53,992	7,756	—	61,748
Total	$238,509	$47,636	$—	$286,145

	As of December 31, 2012
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$188,350	$47,921	$—	$236,271
U.S. government obligations	53,368	11,577	—	64,945
Total	$241,718	$59,498	$—	$301,216

As of March 31, 2013 and December 31, 2012, the contractual maturities of these restricted investments were between 15 years and 24 years.

Note 8. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including employee stock options, restricted and performance stock units, stock purchase plan shares, and contingently issuable shares, unless there is a net loss for the period.

The calculation of basic and diluted net income (loss) per share for the three months ended March 31, 2013 and March 31, 2012 was as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2013	March 31, 2012
Basic net income (loss) per share
Numerator:
Net income (loss)	$59,142	$(449,416)
Denominator:
Weighted-average common stock outstanding	87,206	86,507
Diluted net income (loss) per share
Denominator:
Weighted-average common stock outstanding	87,206	86,507
Effect of stock options, restricted and performance stock units, and stock purchase plan shares	2,171	—
Weighted-average shares used in computing diluted net income (loss) per share	89,377	86,507

	Three Months Ended
	March 31, 2013	March 31, 2012
Per share information — basic:
Net income (loss) per share	$0.68	$(5.20)

Per share information — diluted:
Net income (loss) per share	$0.66	$(5.20)

The following number of outstanding employee stock options, restricted and performance stock units and stock purchase plan shares were excluded from the computation of diluted net income (loss) per share for the three months ended March 31, 2013 and March 31, 2012 as they would have had an anti-dilutive effect (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Anti-dilutive shares	123	967

Note 9. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Accounts receivable trade, gross	$291,433	$568,070
Allowance for doubtful accounts	(12,302)	(14,503)
Accounts receivable trade, net	$279,131	$553,567

At March 31, 2013 and December 31, 2012, $75.7 million and $104.5 million, respectively, of our Accounts receivable trade, net were secured by letters of credit, bank guarantees or other forms of financial security issued by credit worthy financial institutions.

Accounts receivable, unbilled and retainage

	March 31, 2013	December 31, 2012
Accounts receivable, unbilled	$257,624	$342,587
Retainage	222,507	58,400
Accounts receivable, unbilled and retainage	$480,131	$400,987

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

Also included within Accounts receivable, unbilled and retainage is the current portion of retainage. Retainage refers to the portion of the contract price earned by us for work performed, but held for payment by our customer as a form of security until we reach certain construction milestones. Retainage included within Accounts receivable, unbilled and retainage is expected to be billed and collected within the next 12 months. Retainage that is noncurrent in nature is expected to be collected in 2014 through 2015, after certain construction milestones have been met.

Inventories

Inventories consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$176,088	$184,006
Work in process	18,612	14,868
Finished goods (solar modules)	327,073	370,422
Inventories	$521,773	$569,296
Inventories — current	$388,509	$434,921
Inventories — noncurrent (1)	$133,264	$134,375

(1) We purchase a critical raw material that is used in our core production process in quantities that exceed anticipated consumption within our operating cycle (which is 12 months). We classify the raw materials that we do not expect to be consumed within our operating cycle as noncurrent.

We regularly review the cost of inventories, including noncurrent inventories, against their estimated market value and record a lower of cost or market write-down if any inventories have a cost in excess of their estimated market value as defined by ASC 330, Inventories. We also regularly evaluate the quantities and values of our inventories, including noncurrent inventories, in light of current market conditions and market trends and record write-downs for any quantities in excess of demand and for any new obsolescence.

Balance of systems parts

Balance of systems parts represent mounting, electrical and other construction parts purchased for solar power plants to be constructed or currently under construction, which we hold title to and are not yet installed in a solar power plant. These parts include posts, tilt brackets, tables, harnesses, combiner boxes, inverters, cables and other parts we purchase or assemble for the solar power plants we construct. Balance of systems parts does not include any solar modules that we manufacture. We carry these parts at the lower of cost or market, with market being based primarily on recoverability through installation in a solar power plant.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Prepaid expenses	$42,853	$39,582
Derivative instruments	3,450	7,230
Deferred costs of goods sold	2,102	96,337
Other assets — current	58,113	64,219
Prepaid expenses and other current assets	$106,518	$207,368

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Buildings and improvements	$446,737	$446,133
Machinery and equipment	1,415,659	1,415,632
Office equipment and furniture	121,539	117,228
Leasehold improvements	49,474	49,367
Depreciable property, plant and equipment, gross	2,033,409	2,028,360
Accumulated depreciation	(846,933)	(803,501)
Depreciable property, plant and equipment, net	1,186,476	1,224,859
Land	22,157	22,256
Construction in progress	119,195	51,133
Stored assets (1)	225,377	227,134
Property, plant and equipment, net	$1,553,205	$1,525,382

(1)
Consists of machinery and equipment (“stored assets”) that were originally purchased for installation in our previously planned manufacturing capacity expansions. We intend to install and place the stored assets into service in yet to be determined locations once market demand supports such additional manufacturing capacity. As the stored assets are neither in the condition or location to produce modules as intended, we will not begin depreciation until the assets are placed into service. The stored assets are evaluated for impairment whenever events or changes in business circumstances arise, including obsolescence considerations, that may indicate that the carrying amount of the long-lived assets may not be recoverable. We ceased the capitalization of interest on such stored assets once they were physically received from the related machinery and equipment suppliers.

Depreciation of property, plant and equipment was $58.2 million and $72.7 million for the three months ended March 31, 2013 and March 31, 2012.

From time to time, we have received grants for the construction or expansion of our manufacturing facilities. We account for any such grants as a reduction to the carrying value of the property, plant and equipment they fund. During the three months ended March 31, 2013, we repaid the remaining €6.3 million of grants received in 2011, including outstanding interest, as a result of the closure of our Frankfurt (Oder) manufacturing facility.

See Note 4. “Restructuring,” for more information on the long-lived asset impairments and grant repayments related to our April 2012 European restructuring.

Capitalized interest

We capitalized interest costs incurred into property, plant and equipment or project assets as follows during the three months ended March 31, 2013 and March 31, 2012 (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Interest cost incurred	$(3,275)	$(6,732)
Interest cost capitalized —– property, plant and equipment	310	2,054
Interest cost capitalized —– project assets	2,215	3,758
Interest expense, net	$(750)	$(920)

Project assets and deferred project costs

Project assets consist primarily of costs relating to solar power projects in various stages of development and construction that we capitalize prior to entering into a definitive sales agreement for the solar power project including projects that have begun commercial operation under the project PPAs. These costs include costs for land and costs for developing and constructing a PV solar power plant. Development costs can include legal, consulting, permitting, interconnection, and other similar costs. Once we enter into a definitive sales agreement, we reclassify project assets to deferred project costs on our condensed consolidated balance sheet until the sale is completed and we have met all of the criteria to recognize the sale as revenue, which is typically subject to real estate revenue recognition criteria. We expense project assets to cost of sales after each respective project asset is sold to a customer and all revenue recognition criteria have been met (matching the expensing of costs to the underlying revenue recognition method). We classify project assets generally as noncurrent due to the nature of solar power projects and the time required to complete all activities to develop, construct, and sell projects, which is typically longer than 12 months.

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

Project assets and deferred project costs  consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Project assets — land	$1,209	$9,164
Project assets — development costs including project acquisition costs	231,138	157,489
Project assets — construction costs	101,884	192,171
Project assets — projects in commercial operation under project PPAs	$214,622	—
Project assets	$548,853	$358,824
Deferred project costs — current	$617,540	$21,390
Deferred project costs — non-current	25,048	486,654
Deferred project costs	$642,588	$508,044
Total project assets and deferred project costs	$1,191,441	$866,868

Note Receivable

On April 8, 2009, we entered into a credit facility agreement with a solar project entity of one of our customers for an available amount of €17.5 million to provide financing for a PV power generation facility. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8% per annum and is due on December 31, 2026. As of March 31, 2013 and December 31, 2012, the balance on this credit facility was €7.0 million. The outstanding amount of this credit facility is included within “Other assets” on our condensed consolidated balance sheets.

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

We also entered into a loan agreement with the property company, which is considered an affiliate, which required that the proceeds be used to purchase the project land and to pay for certain land development costs. The loan bears interest at 6% per annum and must be repaid only after the underlying solar power project has been sold and sufficient proceeds from the sale are received. Construction of the project was substantially completed during September 2012. During the first quarter of 2013, the then outstanding principal balance on this loan of €13.4 million was repaid in full. Additionally, €1.1 million of interest income was realized under the terms of the loan, representing the cumulative interest due from the property company since the inception of the loan.

The property company is considered a variable interest entity and our ownership interest in and the loan to the property company are considered variable interests. We accounted for our investment in the property company under the equity method of accounting as we concluded we are not the primary beneficiary as we do not have the power to make decisions for the most significant activities of the property Company. The basis in our investment in the property company was immaterial as of March 31, 2013.

Accrued expenses

Accrued expenses consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Accrued compensation, benefits and severance	$61,417	$105,677
Accrued property, plant and equipment	27,300	20,564
Accrued inventory and balance of systems parts	58,511	52,408
Accrued project assets and deferred project costs	78,016	76,133
Product warranty liability (Note 13)	64,611	90,581
Accrued expenses in excess of normal product warranty liability and related expenses (1)	68,392	75,020
Other accrued expenses	72,256	134,050
Accrued expenses	$430,503	$554,433

(1) Accrued expenses in excess of normal product warranty liability and related expenses consists primarily of commitments to certain customers, each related to the manufacturing excursion occurring during the period between June 2008 to June 2009 (“2008-2009 manufacturing excursion”), whereby certain modules manufactured during that time period may experience premature power loss once installed in the field. Additionally, included in such accrued expenses are commitments to certain customers related to a workmanship issue potentially affecting a limited number of solar modules manufactured between October 2008 to June 2009, as a limited number of the modules manufactured during that time utilized a new material and process to attach the cord plate (junction box) to the module which may not adhere securely over time.

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

Payments and billings for deferred project costs

Payments and billings for deferred project costs represent customer payments received or customer billings made under the terms of solar power project related sales contracts for which all revenue recognition criteria for real estate transactions have not yet been met. The associated solar power project related costs are included as deferred project costs.  We classify such amounts as current or noncurrent depending upon when all revenue recognition criteria are expected to be met, consistent with the classification of the associated deferred project costs.
Other current liabilities

Other current liabilities consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Derivative instruments	$4,900	$5,825
Deferred tax liabilities	—	2,226
Billings in excess of costs and estimated earnings (1)	3,832	2,422
Other liabilities — current	40,748	21,824
Other current liabilities	$49,480	$32,297

(1) Billings in excess of costs and estimated earnings represents billings made or payments received in excess of revenue recognized on contracts accounted for under the percentage-of-completion method. Typically, billings are made based on the completion of certain milestones as provided for in the sales arrangement and the timing of revenue recognition may be different from when we can bill or collect from the customer.

Other liabilities

Other liabilities consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Product warranty liability	$121,019	$101,015
Other taxes payable	105,300	102,599
Billings in excess of costs and estimated earnings (1)	45,512	47,623
Other liabilities — noncurrent	59,535	40,979
Other liabilities	$331,366	$292,216

(1) Billings in excess of costs and estimated earnings represents billings made or payments received in excess of revenue recognized on contracts accounted for under the percentage-of-completion method. Typically, billings are made based on the completion of certain milestones as provided for in the sales arrangement and the timing of revenue recognition may be different from when we can bill or collect from the customer.

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

The following tables present the fair value of derivative instruments included in our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments under ASC 815:
Cross-currency swap contract	—	621	2,796
Interest rate swap contracts	—	445	713
Total derivatives designated as hedging instruments	$—	$1,066	$3,509

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$3,450	$3,834	$—
Total derivatives not designated as hedging instruments	$3,450	$3,834	$—
Total derivative instruments	$3,450	$4,900	$3,509

	December 31, 2012
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$2,121	$—	$—
Cross-currency swap contract	—	316	1,582
Interest rate swap contracts	—	473	994
Total derivatives designated as hedging instruments	$2,121	$789	$2,576

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$5,109	$5,036	$—
Total derivatives not designated as hedging instruments	$5,109	$5,036	$—
Total derivative instruments	$7,230	$5,825	$2,576

The impact of offsetting derivative instruments designated as hedging instruments under ASC 815 is shown below (in thousands):

	March 31, 2013
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Cross-currency swap contracts	$(3,417)	—	(3,417)	—	—	$(3,417)
Interest rate swap contracts	$(1,158)	—	(1,158)	—	—	$(1,158)

	December 31, 2012
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$2,121	—	2,121	—	—	$2,121
Cross-currency swap contracts	$(1,898)	—	(1,898)	—	—	$(1,898)
Interest rate swap contracts	$(1,467)	—	(1,467)	—	—	$(1,467)

The following tables present the amounts related to derivative instruments designated as cash flow hedges under ASC 815 affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the three months ended March 31, 2013 and March 31, 2012 (in thousands):

	Foreign Exchange Forward Contracts	Interest Rate Swap Contract	Cross Currency Swap Contract	Total
Balance in other comprehensive income (loss) at December 31, 2012	$8,980	$(1,467)	$(8,031)	$(518)
Amounts recognized in other comprehensive income (loss)	4,135	100	(1,604)	2,631
Amounts reclassified to net sales as a result of forecasted transactions being probable of not occurring	(13,115)	—	—	(13,115)
Amounts reclassified to earnings impacting:
Foreign currency gain	—	—	1,974	1,974
Interest expense	—	209	85	294
Balance in other comprehensive income (loss) at March 31, 2013	—	(1,158)	(7,576)	(8,734)

	Foreign Exchange Forward Contracts	Interest Rate Swap Contracts	Cross Currency Swap Contract	Total
Balance in other comprehensive income (loss) at December 31, 2011	$33,751	$(2,571)	$(5,899)	$25,281
Amounts recognized in other comprehensive (loss) income	(11,341)	(914)	4,347	(7,908)
Amounts reclassified to earnings impacting:
Net sales	(6,710)	—	—	(6,710)
Foreign currency loss	—	—	(5,003)	(5,003)
Interest expense	—	244	71	315
Balance in other comprehensive income (loss) at March 31, 2012	15,700	(3,241)	(6,484)	5,975

We recorded immaterial amounts related to ineffective portions of our derivative instruments designated as cash flow hedges during the three months ended March 31, 2013 and March 31, 2012 directly to other income (expense), net. In addition, we recognized unrealized losses of $0.4 million and $0.3 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within other income (expense), net during the three months ended March 31, 2013 and March 31, 2012, respectively. During the three months ended March 31, 2013, we reclassified amounts from other comprehensive income to net sales as a result of forecasted sales transactions subject to a cash flow hedge, being probable of not occurring within two months beyond the timeframe originally expected.

The following table presents the amounts related to derivative instruments not designated as cash flow hedges under ASC 815 affecting our condensed consolidated statements of operations for the three months ended March 31, 2013 and March 31, 2012 (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended	Three Months Ended
Derivatives not designated as hedging instruments under ASC 815:	Location of Gain (Loss) Recognized in Income on Derivatives	March 31, 2013	March 31, 2012
Foreign exchange forward contracts	Foreign currency gain (loss)	$1,117	$7,354
Foreign exchange forward contracts	Cost of sales	$(88)	$808

Interest Rate Risk

We use cross-currency swap and interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use such swap contracts for speculative or trading purposes.

On September 30, 2011, we entered into a cross-currency swap contract to hedge the floating rate foreign currency denominated loan under our Malaysian Ringgit Facility Agreement. This swap had an initial notional value of MYR 465.0 million and entitles us to receive a three-month floating Kuala Lumpur Interbank Offered Rate (“KLIBOR”) interest rate, and requires us to pay a fixed U.S. dollar rate of 3.495%. Additionally, this swap hedges the foreign currency risk of the Malaysian Ringgit denominated principal and interest payments as we make swap payments in U.S. dollars and receive swap payments in Malaysian Ringgits at a fixed exchange rate 3.19 MYR to USD. The notional amount of the swap is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of March 31, 2013 and December 31, 2012, the notional value of this cross-currency swap agreement was MYR 426.3 million and MYR 465.0 million, respectively. This swap is a derivative instrument that qualifies for accounting as a cash flow hedge in accordance with ASC 815 and we designated it as such. We determined that this swap was highly effective as a cash flow hedge at March 31, 2013 and December 31, 2012. For the three months ended March 31, 2012 and March 31, 2013, there were immaterial amounts of ineffectiveness from this cash flow hedge.

On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian Credit Facility, which became effective on September 30, 2009 with an initial notional value of €57.3 million and pursuant to which we are entitled to receive a six-month floating Euro Interbank Offered Rate (“EURIBOR”) interest rate, and are required to pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of March 31, 2013 and December 31, 2012, the notional value of this interest rate swap contract was €24.4 million and €29.1 million, respectively. This derivative instrument qualifies for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at March 31, 2013 and December 31, 2012. For the three months ended March 31, 2012 and March 31, 2013, there were immaterial amounts of ineffectiveness from this cash flow hedge.

In the following 12 months, we expect to reclassify to earnings $1.1 million of net unrealized losses related to swap contracts that are included in accumulated other comprehensive income (loss) at March 31, 2013 as we realize the earnings effect of the underlying loans. The amount we ultimately record to earnings will depend on the actual interest rates and foreign exchange rate when we realize the earnings effect of the underlying loans.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of the subsidiaries of our business to have material future cash flows, including revenues and expenses that will be denominated in currencies other than the subsidiaries’ functional currency. Our primary cash flow exposures are revenues and expenses. Changes in the exchange rates between our subsidiaries’ functional currencies and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of December 31, 2012, these foreign exchange forward contracts hedged our forecasted cash flows for up to 3 months. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of the derivative’s unrealized gain or loss in accumulated other comprehensive income (loss) and subsequently reclassify amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges at December 31, 2012. During the three months ended March 31, 2013, we did not discontinue any cash flow hedges because a hedging relationship was no longer highly effective. As of March 31, 2013 there were no longer any outstanding foreign exchange forward contracts qualifying as cash flow hedges.

As of December 31, 2012, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

December 31, 2012

Currency	Notional Amount	USD Equivalent
Canadian dollar	CAD 192.0	$195.1

As of December 31, 2012, the net unrealized gain on these contracts was $9.0 million.

Transaction Exposure and Economic Hedging

Many subsidiaries of our business have assets and liabilities (primarily receivables, investments, accounts payable, debt, and solar module collection and recycling liabilities) that are denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between our subsidiaries’ functional currencies and the other currencies in which these assets and liabilities are denominated can create fluctuations in our reported condensed consolidated statements of operations, and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to economically hedge assets and liabilities against the effects of currency exchange rate fluctuations. The gains and losses on the foreign exchange forward contracts will economically offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency denominated assets and liabilities.

We purchase foreign exchange forward contracts to economically hedge balance sheet and other exposures related to transactions with third parties. Such contracts are considered economic hedges and do not qualify for hedge accounting under ASC 815. We recognize gains or losses from the fluctuation in foreign exchange rates and the fair value of these derivative contracts in “Cost of sales”, and “Foreign currency gain (loss)” on our condensed consolidated statements of operations, depending on where the gain or loss from the economically hedged item is classified on our condensed consolidated statements of operations. As of March 31, 2013 the total net unrealized loss on our economic hedge foreign exchange forward contracts was $0.4 million. As of December 31, 2012 the total net unrealized gain on our economic hedge foreign exchange forward contracts was $0.1 million. As these amounts do not qualify for hedge accounting, changes in fair value related to such derivative instruments are recorded directly to earnings. These contracts have maturities of less than three months.

As of March 31, 2013 and December 31, 2012, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting under ASC 815 were as follows (notional amounts and U.S. dollar equivalents in millions):

March 31, 2013
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€186.5	$239.0
Sell	Euro	€170.4	$218.3
Sell	Australian dollar	AUD 9.1	$9.5
Purchase	Malaysian ringgit	MYR 128.8	$41.2
Sell	Malaysian ringgit	MYR 64.8	$20.7
Purchase	Canadian dollar	CAD 9.2	$9.0
Sell	Canadian dollar	CAD 202.4	$199.0

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

Note 11. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•
Cash equivalents. At March 31, 2013 and December 31, 2012, our cash equivalents consisted of commercial paper and money market mutual funds. We value our commercial paper cash equivalents using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as Level 2. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities and restricted investments. At March 31, 2013, our marketable securities consisted of commercial paper, corporate debt securities, federal and foreign agency debt, foreign government obligations and supranational debt, and our restricted investments consisted of foreign and U.S. government obligations. At December 31, 2012, our marketable securities consisted of commercial paper, corporate debt securities, federal and foreign agency debt, foreign government obligations, supranational debt, and U.S. government obligations, and our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities and restricted investments using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We also consider the effect of our counterparties’ credit standings in these fair value measurements.

•
Derivative assets and liabilities. At March 31, 2013 and December 31, 2012, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies, interest rate swap contracts involving a benchmark of interest rates, and a cross-currency swap including both. Since our derivative assets and liabilities are not traded on an exchange, we value them using industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our own credit standing and that of our counterparties in our fair value measurements of our derivative assets and liabilities.

At March 31, 2013 and December 31, 2012, the fair value measurements of our assets and liabilities that we measure on a recurring basis were as follows (in thousands):

	As of March 31, 2013
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$1,499	$—	$1,499	$—
Money market mutual funds	8,386	8,386	—	—
Marketable securities:
Commercial paper	5,096	—	5,096	—
Corporate debt securities	23,315	—	23,315	—
Federal agency debt	35,392	—	35,392	—
Foreign agency debt	38,115	—	38,115	—
Foreign government obligations	4,103	—	4,103	—
Supranational debt	62,972	—	62,972	—
Restricted investments (excluding restricted cash)	286,145	—	286,145	—
Derivative assets	3,450	—	3,450	—
Total assets	$468,473	$8,386	$460,087	$—
Liabilities:
Derivative liabilities	$8,409	$—	$8,409	$—

	As of December 31, 2012
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$1,500	$—	$1,500	$—
Money market mutual funds	10,729	10,729	—	—
Marketable securities:
Commercial paper	1,698	—	1,698	—
Corporate debt securities	23,384	—	23,384	—
Federal agency debt	29,936	—	29,936	—
Foreign agency debt	7,233	—	7,233	—
Foreign government obligations	4,142	—	4,142	—
Supranational debt	34,181	—	34,181	—
U.S. government obligations	2,004	—	2,004	—
Restricted investments (excluding restricted cash)	301,216	—	301,216	—
Derivative assets	7,230	—	7,230	—
Total assets	$423,253	$10,729	$412,524	$—
Liabilities:
Derivative liabilities	$8,401	$—	$8,401	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial and derivative instruments at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities	$168,993	$168,993	$102,578	$102,578
Foreign exchange forward contract assets	$3,450	$3,450	$7,230	$7,230
Restricted investments (excluding restricted cash)	$286,145	$286,145	$301,216	$301,216
Note receivable, affiliate	$—	$—	$17,725	$17,723
Notes receivable — noncurrent	$8,969	$9,020	$9,260	$9,371
Liabilities:
Long-term debt, including current maturities	$562,217	$563,989	$562,572	$565,879
Interest rate swap contract liabilities	$1,158	$1,158	$1,467	$1,467
Cross-currency swap contract liabilities	$3,417	$3,417	$1,898	$1,898
Foreign exchange forward contract liabilities	$3,834	$3,834	$5,036	$5,036

The carrying values on our condensed consolidated balance sheets of our cash and cash equivalents, trade accounts receivable, unbilled accounts receivable, other assets, restricted cash, accounts payable, income taxes payable, and accrued expenses approximate their fair values due to their short maturities; therefore, we exclude them from the foregoing table.

We estimated the fair value of our long-term debt in accordance with ASC 820 using a discounted cash flows approach (an income approach) using market based observable inputs. We incorporated the credit risk of our counterparty for all asset fair value measurements and our credit risk for all liability fair value measurements. Such fair value measurements are considered Level 2 under the fair value hierarchy.

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

Note 12. Debt

Our long-term debt consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

			Balance (USD)
Loan Agreement	Maturity	Loan Denomination	March 31, 2013	December 31, 2012
Revolving Credit Facility	October 2015	USD	$300,000	$270,000
Malaysian Ringgit Facility Agreement	September 2018	MYR	137,785	151,901
Malaysian Euro Facility Agreement	April 2018	EUR	56,427	58,255
Malaysian Facility Agreement	March 2016	EUR	63,937	78,657
Director of Development of the State of Ohio	May 2015	USD	4,069	4,527
Capital lease obligations	various	various	2,432	1,955
Long-term debt principal			$564,650	$565,295
Less unamortized discount			(2,433)	(2,723)
Total long-term debt			$562,217	$562,572
Less current portion			(61,106)	(62,349)
Noncurrent portion			$501,111	$500,223

Revolving Credit Facility

Our credit agreement with several financial institutions as lenders, JPMorgan Securities LLC and Bank of America Securities LLC as joint-lead arrangers and bookrunners and JPMorgan Chase Bank, N.A. as administrative agent (“Revolving Credit Facility”) provides FSI with a senior secured credit facility with an aggregate available amount of $600.0 million, with the right to request an increase up to $750.0 million, subject to certain conditions. Borrowings under the Revolving Credit Facility bear interest at (i) the London Interbank Offering Rate (“LIBOR”) (adjusted for Eurocurrency reserve requirements) plus a margin of 2.25% or (ii) a base rate as defined in the credit agreement plus a margin of 1.25%, depending on the type of borrowing requested by us. These margins are subject to adjustments depending our our consolidated leverage ratio.

The facility allows for us to obtain letters of credit of up to $600.0 million denominated in U.S. Dollars, Euros, Canadian Dollars, and British Pound Sterling.  The facility also allows for us to obtain letters of credit denominated in currencies other than U.S. Dollars, Euros, Canadian Dollars, and British Pound Sterling with the consent of the applicable issuing lender (as defined in the credit agreement); provided that the dollar equivalent of the aggregate amount of the obligation attributable to letters of credit denominated in such alternative currencies shall not exceed $300.0 million at any time. At March 31, 2013, $300.0 million of borrowings were outstanding and $142.0 million of letters of credit were outstanding, leaving us with availability of $158.0 million. Proceeds from borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes.

The Revolving Credit Facility contains financial covenants including: a leverage ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. We are also subject to customary non-financial covenants. We were in compliance with these covenants through March 31, 2013.

In addition to paying interest on outstanding principal under the Revolving Credit Facility, we are required to pay a commitment fee, currently at the rate of 0.375% per annum, based on the average daily unused commitments under the facility. The commitment fee may also be adjusted due to changes in our consolidated leverage ratio. We also pay a letter of credit fee equal to the applicable margin for Eurocurrency revolving loans on the face amount of each letter of credit and a fronting fee of 0.125%.

In connection with our Revolving Credit Facility, we entered into various guarantee, collateral, and foreign security agreements. Loans made to FSM GmbH were (i) guaranteed by FSI pursuant to the guarantee and collateral agreement, (ii) guaranteed by certain of FSI’s direct and indirect subsidiaries organized under the laws of Germany, pursuant to German guarantee agreement, (iii) secured by share pledge agreements, (iv) secured by a security interest in inter-company receivables held by First Solar Holdings GmbH, First Solar GmbH, and FSM GmbH, pursuant to assignment agreements, and (v) subject to a security trust agreement, which sets forth additional terms regarding the foregoing German security documents and arrangements.

Malaysian Ringgit Facility Agreement

FS Malaysia, our indirect wholly owned subsidiary, has entered into a credit facility agreement (“Malaysian Ringgit Facility Agreement”), among FSI as guarantor, CIMB Investment Bank Berhad, Maybank Investment Bank Berhad, and RHB Investment Bank Berhad as arrangers with CIMB Investment Bank Berhad also acting as facility agent and security agent, and the original lenders party thereto. The loans made to FS Malaysia are secured by, among other things FS Malaysia’s leases over the leased lots on which our fifth and sixth manufacturing plants in Kulim, Malaysia (“Plants 5 and 6”) are located and all plant, equipment and machinery purchased by FS Malaysia with the proceeds of the facility or otherwise installed in or utilized in Plants 5 and 6, to the extent not financed, or subject to a negative pledge under a separate financing facility related to Plants 5 and 6. In addition, FS Malaysia’s obligations under the Malaysian Ringgit Facility Agreement are guaranteed, on an unsecured basis, by FSI. At March 31, 2013, buildings, equipment, land leases with net book values of $232.2 million were pledged as collateral for this loan. See Note 10. “Derivative Financial Instruments,” to our condensed consolidated financial statements.

Malaysian Euro Facility Agreement

FS Malaysia, our indirect wholly owned subsidiary, has entered into a credit facility agreement (“Malaysian Euro Facility Agreement”) with Commerzbank Aktiengesellchaft and Natixis Zweigniederlassung Deutschland as arrangers and original lenders, and Commerzbank Aktiengesellschaft, Luxembourg Branch as facility agent and security agent. In connection with the Malaysian Euro Facility Agreement , FSI concurrently entered into a first demand guarantee agreement in favor of the lenders. Under this agreement, FS Malaysia’s obligations related to the credit facility are guaranteed, on an unsecured basis, by FSI. At the same time FS Malaysia and FSI also entered into a subordination agreement, pursuant to which any payment claims of FSI against FS Malaysia are subordinated to the claims of the lenders.

Malaysian Facility Agreement

FS Malaysia, our indirect wholly owned subsidiary, has entered into an export financing facility agreement (“Malaysian Facility Agreement”) with a consortium of banks. In connection with the Malaysian Facility Agreement, all of FS Malaysia’s obligations are secured by a first party, first legal charge over the equipment financed by the credit facilities, and any other documents, contracts and agreements related to that equipment. Also in connection with the agreement, any payment claims of First Solar, Inc. against FS Malaysia are subordinated to the claims of the lenders. At March 31, 2013, equipment with a net book value of $80.2 million was pledged as collateral for these loans. Additionally, we entered into an interest rate swap contract related to this loan. See Note 10. “Derivative Financial Instruments,” to our condensed consolidated financial statements.

Malaysian Long-Term Debt Covenants

The Malaysian Ringgit Facility Agreement, Malaysian Euro Facility Agreement, and Malaysian Facility Agreement (the “Malaysia Facilities”) contain negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to incur indebtedness, create liens, effect asset sales, engage in reorganizations, issue guarantees, and make loans. In addition, the Malaysia Facilities include financial covenants relating to net total leverage ratio, interest coverage ratio, total debt to equity ratio, debt service coverage ratio, and tangible net worth. The Malaysia Facilities also contain certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with each of the Malaysian Facilities through March 31, 2013.

Director of Development of the State of Ohio

At March 31, 2013, land and buildings with net book values of $18.3 million were pledged as collateral for this loan.

Variable Interest Rate Risk

Certain of our long-term debt agreements bear interest at prime, EURIBOR, KLIBOR, or LIBOR. A disruption of the credit environment, as previously experienced, could negatively impact interbank lending and, therefore, negatively impact these floating rates. An increase in EURIBOR would impact our cost of borrowing under our entire Malaysian Euro Facility Agreement, but would not impact our cost of borrowing of the floating-rate term loan under our Malaysian Facility Agreement as we entered into an interest rate swap contract to mitigate such risk. An increase in KLIBOR would not increase our cost of borrowing under our Malaysian Ringgit Facility Agreement as we entered into a cross-currency swap contract to mitigate such risk. An increase in LIBOR or prime would increase our cost of borrowing under our Revolving Credit Facility.

Our long-term debt borrowing rates as of March 31, 2013 were as follows:

Loan Agreement	Borrowing Rate at March 31, 2013
Revolving Credit Facility	4.50%
Malaysian Ringgit Facility Agreement	KLIBOR plus 2.00% (2)
Malaysian Euro Facility Agreement	EURIBOR plus 1.00%
Malaysian Facility Agreement (1)	Fixed rate facility at 4.54%
Floating rate facility at EURIBOR plus 0.55% (2)
Director of Development of the State of Ohio	2.25%
Capital lease obligations	Various

(1) Outstanding balance split equally between fixed and floating rate.
(2) Interest rate hedges have been entered into relating to these variable rates. See Note 10. “Derivative Financial Instruments,” to our condensed consolidated financial statements.

Future Principal Payments

At March 31, 2013, the future principal payments on our long-term debt, excluding payments related to capital leases, were due as follows (in thousands):

Remainder of 2013	$36,421
2014	61,690
2015	360,602
2016	37,972
2017	35,300
Thereafter	30,232
Total long-term debt future payments	$562,217

Note 13. Commitments and Contingencies

Financial Guarantees

In the normal course of business, we occasionally enter into agreements with third parties under which we guarantee the performance or obligations of our subsidiaries related to certain contracts, which may include development, engineering, procurement of permits and equipment, construction management, and operating and maintenance services related to solar power plants. These agreements are considered guarantees of our own performance and no liabilities are separately recorded outside of any liabilities recorded by our subsidiaries.

Loan Guarantees

At March 31, 2013 and December 31, 2012, our only loan guarantees were guarantees of our own debt, as disclosed in Note 12. “Debt,” to these condensed consolidated financial statements.

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit, surety bonds, and bank guarantees to provide financial and performance assurance to third parties. Our Revolving Credit Facility provides us the capacity to issue up to $600.0 million in letters of credit at a fee equal to the applicable margin for Eurocurrency revolving loans and a fronting fee. As of March 31, 2013, we had $142.0 million in letters of credit issued under the Revolving Credit Facility with a remaining availability of $158.0 million, all of which can be used for the issuance of letters of credit. The substantial majority of these letters of credit were supporting our systems business. As of March 31, 2013, we had $39.4 million in bank guarantees and letters of credit issued outside of our Revolving Credit Facility, some of which were posted by certain of our foreign subsidiaries and $35.1 million in surety bonds outstanding primarily for our systems projects.

Product Warranties

When we recognize revenue for module or systems project sales, we accrue a liability for the estimated future costs of meeting our limited warranty obligations. We make and revise this estimate based primarily on the number of our solar modules under warranty installed at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our internal testing of and the expected future performance of our solar modules and balance of systems (“BoS”) components, and our estimated per-module replacement cost.

From time to time we have taken remediation actions in respect of affected modules beyond our limited warranty, and we may elect to do so in the future, in which case we would incur additional expenses. Such potential voluntary future remediation actions beyond our limited warranty obligation may be material to our condensed consolidated statements of operations if we commit to any such remediation actions.

Product warranty activities during the three months ended March 31, 2013 and March 31, 2012 were as follows (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Product warranty liability, beginning of period	$191,596	$157,742
Accruals for new warranties issued	10,533	3,977
Settlements	(10,963)	(5,703)
Change in estimate of product warranty liability (1)	(5,536)	23,438
Product warranty liability, end of period	$185,630	$179,454
Current portion of warranty liability	$64,611	$98,855
Noncurrent portion of warranty liability	$121,019	$80,599

(1) Changes in estimate of product warranty liability during the three months ended March 31, 2012 includes increases to our best estimate during the first quarter of 2012 of $22.6 million partially related to a net increase in the expected number of replacement modules required for certain remediation efforts related to the manufacturing excursion that occurred between June 2008 and June 2009. Such estimated increase was primarily due to the completion of the analysis on certain outstanding claims as of December 31, 2011. Additionally, the remaining increase was primarily related to a change in estimate for the market value of the modules that we estimate will be returned to us under the voluntary remediation efforts that meet the required performance standards to be re-sold as refurbished modules.

At March 31, 2013, our accrued liability for product warranty was $185.6 million. We have historically estimated our product warranty liability for power output and defects in materials and workmanship under normal use and service conditions to have an estimated warranty return rate of approximately 3% of modules covered under warranty. A 1 percentage point change in estimated warranty return rate would change estimated warranty liability by approximately $48.9 million.

Systems Project Repurchases

From time to time under the sales agreements for a limited number of our solar power projects, we may be required to repurchase such projects if certain events occur, such as not achieving commercial operation of the project within a certain timeframe. As of March 31, 2013 none of our sold projects were subject to conditional repurchase clauses.

For any sales agreements that have such conditional repurchase clauses, in accordance with ASC 360, we will not recognize revenue on such sales agreements until the conditional repurchase clauses are of no further force or effect and all other necessary revenue recognition criteria have been met.

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

On July 23, 2012, the Arizona District Court issued an order appointing as lead plaintiffs in the class action the Mineworkers' Pension Scheme and British Coal Staff Superannuation Scheme (collectively “Pension Schemes”). The Pension Schemes filed an amended complaint on August 17, 2012, which contains similar allegations and seeks similar relief as the original complaint. Defendants filed a motion to dismiss on September 14, 2012. On December 17, 2012, the court denied Defendants' motion to dismiss. On February 26, 2013, the court directed the parties to begin class certification discovery, and ordered a further scheduling conference to set the merit discovery schedule after the issue of class certification has been decided.

The action is still in the initial stages and there has been no merits discovery. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

Derivative Actions

On April 3, 2012, a derivative action titled Tsevegmid v. Ahearn, et al., Case No. 1:12-cv-00417-CJB, was filed by a putative stockholder on behalf of the Company in the United States District Court for the District of Delaware (hereafter “Delaware District Court”) against certain current and former directors and officers of the Company, alleging breach of fiduciary duties and unjust enrichment. The complaint generally alleges that from June 1, 2008, to March 7, 2012, the defendants caused or allowed false and misleading statements to be made concerning the Company's financial performance and prospects. The action includes claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company's corporate governance, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys' fees. On April 10, 2012, a second derivative complaint was filed in the Delaware District Court. The complaint, titled Brownlee v. Ahearn, et al., Case No. 1:12-cv-00456-CJB, contains similar allegations and seeks similar relief to the Tsevegmid action. By Court order on April 30, 2012, pursuant to the parties' stipulation, the Tsevegmid action and the Brownlee action were consolidated into a single action in the Delaware District Court and defendants filed a motion to challenge Delaware as the appropriate venue for the consolidated action on May 15, 2012. On March 4, 2013, the magistrate judge issued a Report and Recommendation recommending to the Court that defendants' motion be granted and that the case be transferred to the District of Arizona. The Court has not yet ruled on the magistrate judge's Report and Recommendation.

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

On July 17, 2012, the Arizona District Court issued an order granting First Solar's motion to transfer the derivative actions to Judge David Campbell, the judge to whom the Smilovits class action is assigned. On August 8, 2012, the Court consolidated the four derivative actions pending in Arizona District Court, and on August 31, 2012, Plaintiffs filed an amended complaint. Defendants filed a motion to stay the action on September 14, 2012. On December 17, 2012, the Court granted Defendants' motion to stay pending resolution of the Smilovits class action.

The Company believes that plaintiffs in the derivative actions lack standing to pursue litigation on behalf of First Solar.
The derivative actions are still in the initial stages and there has been no discovery. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

Note 14. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as compensation expense over the required or estimated service period for awards expected to vest, in accordance with ASC 718,

Compensation - Stock Compensation. The share-based compensation expense that we recognized in our condensed consolidated statements of operations for the three months ended March 31, 2013 and March 31, 2012 was as follows (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Share-based compensation expense included in:
Cost of sales	$4,516	$8,258
Research and development	1,933	3,221
Selling, general and administrative	9,719	11,296
Production start-up	320	653
Restructuring	—	166
Total share-based compensation expense	$16,488	$23,594

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

The following table presents our share-based compensation expense by type of award for the three months ended March 31, 2013 and March 31, 2012 (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Stock options	$—	$231
Restricted and performance stock units	18,436	24,012
Unrestricted stock	300	175
Stock purchase plan	237	235
Net amount absorbed into inventory	(2,485)	(1,059)
Total share-based compensation expense	$16,488	$23,594

Share-based compensation cost capitalized in our inventory was $6.9 million and $4.5 million at March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, we had no unrecognized share-based compensation cost related to unvested stock option awards, and $121.6 million of unrecognized share-based compensation cost related to unvested restricted and performance stock units, which we expect to recognize as an expense over a weighted-average period of approximately 2.3 years.

Note 15. Income Taxes

Our effective tax rates were 10.6% for the three months ended March 31, 2013, and (1.5)% for the three months ended March 31, 2012. Our effective tax rate was higher during the three months ended March 31, 2013 compared with the three months ended March 31, 2012 primarily due to the increase in pre-tax profits during such periods, a greater percentage of profits earned in higher tax jurisdictions, and losses being generated in jurisdictions for which no tax benefit is being recorded. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate primarily due to the benefit associated with foreign income taxed at lower rates including the beneficial impact of our Malaysian tax holiday, and additional tax expense attributable to losses in jurisdictions in which no tax benefits could be recorded, in addition to the establishment of valuation allowances against previously established deferred tax assets.

Our Malaysian subsidiary has been granted a long-term tax holiday that expires in 2027. The tax holiday, which generally provides for a 100% exemption from Malaysian income tax, is conditional upon our continued compliance in meeting certain employment and investment thresholds.

Note 16. Comprehensive Income (Loss)

Comprehensive income (loss), which includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, the impact of which, has been excluded from net income (loss) and reflected as components of stockholders’ equity, was as follows for the three months ended March 31, 2013 and March 31, 2012 (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income (loss)	$59,142	$(449,416)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,077)	13,509
Unrealized loss on marketable securities and restricted investments for the period (net of tax of $934 and $676, respectively)	(10,341)	(4,051)
Less: reclassification for (gains) losses included in net income (loss) (net of tax of $0 and $0, respectively)	—	(13)
Unrealized loss on marketable securities and restricted investments	(10,341)	(4,064)
Unrealized gain (loss) on derivative instruments for the period (net of tax of $(1,106) and $2,249, respectively)	1,525	(5,659)
Less: reclassification for (gains) losses included in net income (loss) (net of tax of $3,476 and $1,757, respectively)	(7,371)	(9,641)
Unrealized gain (loss) on derivative instruments	(5,846)	(15,300)
Other comprehensive (loss), net of tax	(19,264)	(5,855)
Comprehensive income (loss)	$39,878	$(455,271)

Components and details of accumulated other comprehensive income (loss) at March 31, 2013 and December 31, 2012 were as follows (in thousands):

Components of Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2012	$(38,485)	$51,243	$(2,579)	$10,179
Other comprehensive income (loss) before reclassifications	(3,077)	(10,341)	1,525	(11,893)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(7,371)	(7,371)
Net other comprehensive income (loss) for the period	(3,077)	(10,341)	(5,846)	(19,264)
Balance as of March 31, 2013	$(41,562)	$40,902	$(8,425)	$(9,085)

Details of Accumulated Other Comprehensive Income from December 31,2012 to March 31, 2013	Amount Reclassified	Income Statement Line Item
Gains and (losses) on derivative contracts
Foreign Exchange Forward Contracts	13,115	Net sales
Interest Rate and Cross Currency Swap Contracts	(294)	Interest expense
Cross Currency Swap Contracts	(1,974)	Foreign currency gain (loss)
	10,847	Total before tax
	3,476	Tax expense
	$7,371	Net of tax

Components of Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2011	$(48,381)	$24,431	$18,913	$(5,037)
Other comprehensive income (loss) before reclassifications	13,509	(4,051)	(5,659)	3,799
Amounts reclassified from accumulated other comprehensive income (loss)	—	(13)	(9,641)	(9,654)
Net other comprehensive income (loss) for the period	13,509	(4,064)	(15,300)	(5,855)
Balance as of March 31, 2012	$(34,872)	$20,367	$3,613	$(10,892)

Details of Accumulated Other Comprehensive Income from December 31,2011 to March 31, 2012	Amount Reclassified	Income Statement Line Item
Gains and (losses) on marketable securities and restricted investments
	$13	Other income (expense), net
	—	Tax expense
	13	Net of tax
Gains and (losses) on derivative contracts
Foreign Exchange Forward Contracts	6,710	Net sales
Interest Rate and Cross Currency Swap Contracts	(315)	Interest expense
Cross Currency Swap Contract	5,003	Foreign currency gain (loss)
	11,398	Total before tax
	1,757	Tax expense
	$9,641	Net of tax

Note 17. Statement of Cash Flows

The following table presents a reconciliation of net income (loss) to net cash provided by (used in) operating activities for the three months ended March 31, 2013 and March 31, 2012 (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income (loss)	$59,142	$(449,416)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	58,291	73,164
Impairment of long-lived assets	913	347,087
Impairment of project assets	—	2,232
Share-based compensation	16,488	23,594
Remeasurement of monetary assets and liabilities	(4,139)	10,600
Deferred income taxes	(453)	2,943
Excess tax benefit from share-based compensation arrangements	(24,933)	(9,489)
Gain on sales of marketable securities, and restricted investments, net	—	(13)
Other operating activities	(276)	(880)
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled	286,447	(26,871)
Prepaid expenses and other current assets	88,882	51,050
Other assets	110	(4,467)
Inventories and balance of systems parts	12,655	(251,257)
Project assets and deferred project costs	(297,028)	42,299
Accounts payable	(149,715)	14,000
Income taxes payable	1,839	(12,550)
Accrued expenses and other liabilities	835	162,841
Accrued solar module collection and recycling liability	17,397	8,997
Total adjustments	7,313	433,280
Net cash provided by (used in) operating activities	$66,455	$(16,136)

Note 18. Segment Reporting

We operate our business in two segments. Our components segment involves the design, manufacture, and sale of solar modules which convert sunlight into electricity. Third-party customers of our components segment include project developers, system integrators, and operators of renewable energy projects.

Our second segment is our fully integrated systems business (“systems segment”), through which we provide a complete turn-key PV solar power system, or solar solutions that draw upon our capabilities, which include (i) project development, (ii) engineering, procurement, and construction (“EPC”) services, (iii) operating and maintenance (“O&M”) services, and (iv) project finance expertise. We may provide our full EPC service or any combination of individual products and services within our EPC capabilities depending upon the customer and market opportunity. All of our systems segment products and services are for PV solar power systems which use our solar modules, and such products and services are sold directly to investor owned utilities, independent power developers and producers, commercial and industrial companies, and other system owners.

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

Refer to Note 25 in our Annual Report on Form 10-K for the year ended December 31, 2012 for a complete discussion of our segment reporting. Prior period segment information has been restated to conform to the March 31, 2013 presentation. None of the changes in the measure of our operating segments profitability impact the determination of our reportable operating segments or our previously reported consolidated financial results.

Financial information about our operating segments during the three months ended March 31, 2013 and March 31, 2012 was as follows (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Components	Systems	Total	Components	Systems	Total
Net sales	$356,596	$398,609	$755,205	$168,130	$328,925	$497,055
Gross profit	$11,609	$157,717	$169,326	$(22,459)	$99,204	$76,745
(Loss) income before income taxes	$(49,538)	$115,727	$66,189	$(513,454)	$56,968	$(456,486)
Goodwill	$—	$68,833	$68,833	$—	$65,444	$65,444
Total assets	$3,867,970	$2,426,455	$6,294,425	$3,708,443	$2,065,069	$5,773,512

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems revenue recognized for the three months ended March 31, 2013 and March 31, 2012. For the purposes of the following table, (i) “Solar module revenue” is composed of total revenues from the sale of solar modules to third parties, which excludes any solar modules installed in our systems segment product or service offerings and (ii) “Solar power system revenue” is composed of total revenues from the sale of our solar power systems and related products and services including the solar modules installed in such solar power systems.

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012
Solar module revenue	$193,250	$67,409
Solar power system revenue	561,955	429,646
Net sales	$755,205	$497,055

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933, which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs, warranties, balance of systems (“BoS”) roadmap, restructuring, product reliability and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; research and development programs and our ability to improve the conversion efficiency of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue” and the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in Item 1A: “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012 and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and other factors. You should carefully consider the risks and uncertainties described under this section.

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

In addressing overall global demand for PV solar electricity, we have developed a differentiated, fully integrated systems business that can provide a competitively priced turn-key utility-scale PV system solution for system owners and competitively priced electricity to utility end-users. Our fully integrated systems business, which uses the solar modules we manufacture, has enabled us to increase module throughput, drive cost reduction across the value chain, identify and break constraints to sustainable markets, and deliver compelling solutions to our customers and end-users. With our fully integrated systems business, we believe we are in a position to expand our business in economically sustainable markets (in which support programs are minimal), which are developing in areas with abundant solar resources and sizable electricity demand. We are committed to continually lowering the cost of solar electricity, and in the long-term, we plan to compete on an economic basis with conventional fossil-fuel-based peaking power generation.

In furtherance of our goal of delivering affordable solar electricity, we are continually focused on reducing PV solar system costs in five primary areas: module manufacturing, BoS costs (consisting of the costs of the components of a solar power system other than the solar modules that we produced, such as inverters, mounting hardware, trackers, grid interconnection equipment, wiring and other devices, and installation labor costs), project development costs, the cost of capital, and the operating expenses of a PV solar system. First, with respect to our module manufacturing costs, our advanced technology has allowed us to reduce our average module manufacturing costs to among the lowest in the world for modules produced on a commercial scale, based on publicly available information. In the three months ended March 31, 2013, our total average manufacturing costs were $0.69 per watt, which is competitive on a comparable basis with those of traditional crystalline silicon solar module manufacturers, based on publicly available information. By continuing to improve conversion efficiency, production line throughput, and lower material costs, we believe that we can further reduce our manufacturing costs per watt and maintain cost competitiveness with traditional crystalline silicon solar module manufacturers. Second, with respect to our BoS cost reduction roadmap, we have aggressive programs which target key improvements in components and system design, which, when combined with continued improvements in conversion efficiency, volume procurement around standardized hardware platforms, use of innovative installation techniques and know how, and accelerated installation times, are expected to result in substantial reductions in our BoS costs resulting in a lower system levelized cost of energy. Third, with respect to our project development costs, we seek optimal site locations in an effort to minimize transmission and permitting costs, and to accelerate lead times to electricity generation. Fourth, with respect to the cost of capital, by continuing to demonstrate the financial viability and operational performance of our utility-scale PV solar power plants and increasing our PV solar power system operating experience, we believe we can continue to lower the cost of capital associated with our PV solar power systems, thereby further enhancing the economic viability of our projects and lowering the cost of electricity generated by PV solar power systems that incorporate our modules and technology. The remaining primary PV solar system cost relates to the actual operating expenses of a solar power plant, which includes the operations and maintenance costs of the plant.  We believe that our operations and maintenance services are an important aspect to the overall future reduction expected in the levelized cost of electricity (“LCOE”) of a solar power plant through seamless grid integration, increased reliability and maximization of availability of the solar power plants we operate and maintain for our customers.

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

•
During project development, we obtain land and land rights for the development of solar power plants incorporating our modules, negotiate long-term power purchase agreements (“PPA”) with potential purchasers of the electricity to be generated by those plants or develop plants in regulated markets where feed-in-tariff (“FiT”) structures are in place, manage the interconnection and transmission process, negotiate agreements to interconnect the plants to the electric grid, and obtain the permits which are required prior to the construction of the plants, including applicable environmental and land use permits. We also buy projects in various stages of development and continue developing those projects with system designs incorporating our own modules. We sell developed projects to system operators who wish to own generating facilities, such as utilities, or to investors who are looking for long-term investment vehicles that are expected to generate consistent returns.

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

•
We have a comprehensive O&M service offering with multiple plants in operation. Utilizing a state of the art Global Operations Center, located in Mesa, Arizona, our team of O&M experts provide comprehensive plant services including North America Electric Reliability Corporation (“NERC”) compliance, energy forecasting, 24/7 monitoring and control, PPA and Large Generator Interconnection Agreement (“LGIA”) compliance, performance engineering analysis, turn-key maintenance services including spare parts and breakdown repair, and environmental services.

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

See Note 18. “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Market Overview

The solar industry continues to experience a challenging environment, categorized by intense pricing competition, both at the PV module and system level, with many solar companies generating operating losses or little to no operating income. In the aggregate, manufacturers of solar modules and cells have installed production capacity that significantly exceeds global demand. We believe this structural imbalance between supply and demand (i.e., where production capacity significantly exceeds current global demand) may continue for the foreseeable future, and we expect it will continue to put pressure on pricing and our results of operations through the remainder of 2013 and into 2014. We further believe that this structural imbalance will remain unfavorable for solar companies that are primarily module manufacturers, but that companies with established expertise and meaningful PV generation solutions in other areas of the solar value chain, such as project development, EPC capabilities, and O&M services, are more likely to develop economically sustainable businesses. In light of such market realities, we continue to execute our Long Term Strategic Plan described below under which we are focusing on our competitive strengths. A key core strength is our differentiated, vertically integrated business model that enables us to provide utility-scale PV generation solutions to sustainable geographic markets that have an immediate need for mass-scale PV electricity.

Solar markets worldwide continue to develop, in part aided by demand elasticity resulting from declining industry average selling prices, both at the PV module and system level, which make solar power more affordable to new markets, and we have continued to develop our localized presence and expertise in these markets. For instance, in Chile, we announced in January 2013 our acquisition of Solar Chile, a Santiago-based solar development company with a portfolio of early- to mid-stage utility-scale

PV power projects totaling approximately 1.5 GW in northern Chile, including the Atacama Desert region, which offers among the highest solar irradiance in the world.

In North America, we continue to execute on our advanced-stage utility-scale project pipeline. We continue to make construction progress on what are currently or will be among the world’s four largest solar PV power plants: the 550 MW AC Topaz Solar Farm, located in San Luis Obispo County, California; the 550 MW AC Desert Sunlight Solar Farm, located west of Blythe, California; the 290 MW AC Agua Caliente project in Yuma County, Arizona; and the 230 MW AC Antelope Valley Solar Ranch One project (“AVSR”), located just north of Los Angeles, California. The Agua Caliente project is currently the largest operating PV power plant in the world and has achieved a peak generating capacity of more than 250 MW AC while connected to the electrical grid. We expect a substantial portion of our consolidated net sales, operating income and cash flows through the end of 2014 to be derived from these four projects. We continue to advance the development and selling efforts for the other projects included in our advanced-stage utility-scale project pipeline, and we continue to develop our early-to-mid stage project pipeline and evaluate acquisitions of projects to continue to add to our advanced-stage utility-scale project pipeline. In January 2013, we announced that we started to construct the 139 MW AC Campo Verde Solar Project, located near El Centro in Imperial County, California, which we sold in April 2013. We also announced in January 2013 our acquisition of the 50 MW AC Macho Springs Solar project in Luna County, New Mexico, which will be the state’s largest solar power project when completed. In March 2013, we acquired the 150 MC AC Solar Gen 2 power project, located near El Centro in Imperial County, California. In April 2013, we announced our acquisition of the 60 MW AC North Star solar project in Fresno County, California.
Industry average module pricing continues to experience downward pressure, although the rate of average selling price declines experienced in some markets over the last two years has begun to lessen. Lower industry module pricing, while currently challenging for solar manufacturers (particularly manufacturers with high cost structures), is expected to continue to contribute to global market diversification and volume elasticity. Over time, declining average selling prices are consistent with the erosion of one of the primary historical constraints to widespread solar market penetration, its affordability. In the near term, however, in light of industry-wide manufacturing capacity that exceeds demand, it is uncertain whether growing worldwide demand can absorb industry wide module supply without further inventory build-up and/or price reductions, which could adversely affect our results of operations. If competitors reduce module pricing to levels below their manufacturing costs, or are able to operate at negative or minimal operating margins for sustained periods of time, our results of operations could be further adversely affected. We continue to mitigate this uncertainty in part by executing on and building our advance stage utility-scale systems pipeline as a buffer against demand fluctuations, accelerating our module efficiency improvements and cost reduction roadmaps to maintain and increase our competitiveness, profitability and capital efficiency, adjusting our production plans and capacity utilization to match our expected demand, and continuing the development of worldwide geographic markets, including those in India, Australia, the Middle East, Latin America, and China.

In the components business, we continue to face intense competition from manufacturers of crystalline silicon solar modules and other types of solar modules and PV systems. Solar module manufacturers compete with one another in several product performance attributes, including reliability and selling price per watt, and, with respect to solar power systems, return on equity (“ROE”) and LCOE, meaning the net present value of total life cycle costs of the solar power project divided by the quantity of energy which is expected to be produced over the system’s life. We are among the lowest cost PV module manufacturers in the solar industry, based on publicly available information. This cost competitiveness is reflected in the price at which we sell our modules and fully integrated PV systems and enables our systems to compete favorably in respect of their ROE or LCOE. Our cost competitiveness is based in large part on our proprietary technology (which enables conversion efficiency improvements and enables us to produce a module in less than 2.5 hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), our scale, and our operational excellence. In addition, our modules use approximately 1-2% of the amount of semiconductor material (i.e., silicon) that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels. Polysilicon costs have declined over the past several years, contributing to a decline in our manufacturing cost competitiveness over crystalline silicon module manufacturers. Given the lower conversion efficiency of our modules compared to many types of crystalline silicon modules, there may be higher BoS costs associated with systems using our modules. Thus, to compete effectively on the basis of LCOE, our modules need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules with higher conversion efficiencies. We continue to reduce BoS costs associated with PV systems using our modules. We believe we can continue to reduce BoS costs by improving conversion efficiency, leveraging volume procurement around standardized hardware platforms, using innovative installation techniques and know how, and accelerating installation times. BoS costs can represent a significant portion of the costs associated with the construction of a typical utility-scale PV solar power system.

While our modules and PV systems are currently competitive in these product cost and performance attributes, there can be no guarantee such competitiveness will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in additional margin compression, further declines in the average selling prices of our solar modules, erosion in our market share for modules and PV systems, decreases in the rate of net sales growth, and/or declines in overall net sales. We have taken, and continue to take, various actions to mitigate the potential impact resulting from competitive pressures, including adjusting our pricing policies as necessary, accelerating progress along our module and BoS cost reduction roadmaps, and focusing our research and development on increasing the conversion efficiency of our solar modules.

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

TetraSun Acquisition

In April 2013, we completed the acquisition of TetraSun, Inc., a start-up company that is in the advanced stages of developing a novel, high-efficiency, low-cost crystalline silicon technology. We believe that when the technology is successfully transitioned to commercial manufacturing scale, the innovative cell architecture developed by TetraSun is capable of conversion efficiencies exceeding 21 percent with commercial-scale manufacturing costs comparable to conventional multicrystalline silicon solar modules.  We expect modules incorporating this technology to complement our current CdTe module and systems offerings by allowing us to expand our leadership position and effectively address markets beyond the utility-scale solar sector, notably in space constrained commercial and residential applications, including rooftop applications.  In such applications, we expect our high-efficiency modules based on the TetraSun technology to be competitively differentiated by enabling solar systems with high energy density in constrained spaces at competitive pricing.  We are in the process of evaluating and developing distribution channels for PV modules incorporating this technology in Japan and other target markets.  We are currently targeting commencement of commercial-scale manufacturing of PV cells incorporating this technology, and third-party assembly of such cells into modules, in the second half of 2014.

Certain Trends and Uncertainties

We believe that our continuing operations may be favorably or unfavorably impacted by the following trends and uncertainties that may affect our financial condition and results of operations. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2013 (“Form 10-K Risk Factors”) and elsewhere in this report for a discussion of other risks that may affect our financial condition and results of operations.
Long Term Strategic Plan
In May 2012, we provided information regarding our long term strategic plan (“Long Term Strategic Plan” or “LTSP”) to transition our business to primarily sustainable opportunities by the end of 2016. In executing the LTSP we are focusing on providing solar PV generation solutions using our modules to sustainable geographic markets that we believe have a compelling need for mass-scale PV electricity, including markets throughout the Americas, Asia, the Middle East, and Africa. As part of our LTSP, we are focusing on opportunities in which our solar PV generation solutions will compete directly with fossil fuel offerings on a levelized cost of energy basis. Execution of the LTSP entails a reallocation of resources around the globe, in particular dedicating resources to regions such as Latin America, Asia, the Middle East, and Africa where we have not traditionally conducted significant business to date. We are evaluating and managing closely the appropriate level of resources required as we transition into and penetrate these specific markets. We have and intend to continue to dedicate significant capital and human resources to reduce the total installed cost of solar PV generation, to optimize the design and logistics around our solar PV generation solutions, and to ensure that our solutions integrate well into the overall electricity ecosystem of each specific region.
We expect that, over time, an increasing portion of our consolidated net sales, operating income and cash flows will come from solar offerings in the sustainable markets described above as we execute on our Long Term Strategic Plan, and that, over time, larger relative contributions to our overall financial performance will continue to come from systems offerings in comparison to module only sales. The timing, execution and financial impacts of our Long Term Strategic Plan are subject to risks and uncertainties, as described in the Form 10-K Risk Factors.
We are focusing our resources in those markets and energy applications in which solar power can be a least-cost, best-fit energy solution, particularly in regions with high solar resources, significant current or projected electricity demand and/or relatively high existing electricity prices. As part of these efforts, we continue to expand resources globally, including by appointing country heads and supporting professional, sales and other staff in target markets. Accordingly we are shifting current costs and expect to incur additional costs over time as we establish a localized business presence in these regions.
We expect joint ventures or other business arrangements with strategic partners to be a key part of our strategy, and we have begun initiatives in several markets using such arrangements to expedite our penetration of those markets and establish relationships with potential customers and policymakers. Some of these business arrangements are expected to involve significant investments or other allocations of capital on our part. We are in the process of developing relationships with policymakers, regulators, and especially end customers in each of these markets with a view to creating markets for utility scale PV solar power systems. We sell solar power solutions that include our modules directly to end customers, including independent power producers, utilities, retail electricity providers and commercial and industrial customers. Depending on the market opportunity, our sales offerings range from third party module only sales, to module sales with a range of engineering, procurement and construction products and solutions, to full turn-key solar power system sales. We expect these sales offerings to continue to evolve over time as we work with our customers to optimize how our PV solar power solutions can best meet our customers’ energy and economic needs.
In order to create or maintain a market position in certain strategically targeted markets our offerings from time to time may need to be competitively priced at levels associated with minimal gross profit margins, which may adversely affect our results of operations. We expect the profitability associated with our various sales offerings to vary from one another over time, and possibly vary from our internal long-range profitability expectations and targets, depending on the market opportunity and the relative competitiveness of our offering compared with other energy solutions, fossil fuel based or otherwise, that are available to potential customers.
Construction of Some of the World’s Largest Solar PV Power Plants
We expect a substantial portion of our consolidated net sales, operating income and cash flows through the end of 2014 to be derived from the following four projects in North America, which are currently or will be among the world’s four largest solar PV power plants: the 550 MW AC Topaz Solar Farm, located in San Luis Obispo County, California; the 550 MW AC Desert Sunlight Solar Farm, located west of Blythe, California; the 290 MW AC Agua Caliente project located in Yuma County, Arizona; and the 230 MW AC AVSR project, located just north of Los Angeles, California. Please see the tables under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Operations Overview-Net Sales-Systems Project Pipeline” for additional information about these and other projects within our utility systems advanced-stage project pipeline. Construction progress of these projects is subject to risks and delays as described in the Form 10-K Risk Factors. Revenue recognition for these projects is in many cases not linear in nature due to the timing of when all revenue recognition criteria have been or are expected to be met, and consequently period over period comparisons of results of operations may not be meaningful. As we progress towards substantial completion of our four largest PV power plants under construction, which is expected to occur in late 2013 through 2014, we expect to have a larger portion of our net sales, operating income and cash flows come from future sales of solar offerings outside of North America, pursuant to our Long Term Strategic Plan described above. North America however, will continue to represent a significant portion of our net sales, operating income and cash flows as a significant portion of our advance-stage project pipeline, after excluding the four projects above, is comprised of projects in North America.
Manufacturing Capacity

As of March 31, 2013, we had 28 installed production lines with an annual global manufacturing capacity of approximately 2.0 GW at our manufacturing plants in Perrysburg, Ohio, and Kulim, Malaysia. Production at one or more of our manufacturing plants has and may in the future be idled temporarily to better align production with expected market demand and to allow us to implement upgraded process technologies as part of our conversion efficiency improvement initiatives. The Company expects to produce between 1.5GW to 1.7GW of solar modules in 2013.

Restructuring

We have undertaken a series of restructuring initiatives as further described in Note 4. “Restructuring,” to our condensed consolidated financial statements included in this Form 10-Q. In February 2012 and April 2012, respectively, we announced material restructuring initiatives intended to (i) align the organization with our Long Term Strategic Plan, including expected sustainable market opportunities, (ii) accelerate operating cost reductions and improve overall operating efficiency, and (iii) better align production capacity and geographic location of such capacity with expected geographic market requirements and demand.
Such restructuring initiatives resulted in charges to restructuring expense of $2.3 million and $401.1 million in the three months ended March 31, 2013 and March 31, 2012, respectively. The most significant actions taken as part of these restructuring activities were the decisions to close our manufacturing operations in Frankfurt (Oder), Germany at the end of 2012 due to the lack of policy support for utility-scale solar projects in Europe and to not proceed with our 4-line manufacturing plant in Vietnam or a 2-line manufacturing plant in France, based upon expected future market demand and our focus on providing utility-scale PV generation solutions primarily to sustainable geographic markets.
Financial Operations Overview

The following describes certain line items in our condensed consolidated statements of operations and some of the factors that affect our operating results.

Net sales

Components Business

We generally price and sell our solar modules per watt of name plate power. During the three months ended March 31, 2013, a significant portion of net sales from the components business was related to modules included in our solar systems described below under “Net Sales — Systems Business.” Other than the modules included in our solar power systems, we sold the majority of our solar modules to solar power system project developers, system integrators, and operators headquartered in the United States, Germany, India, and France, which either integrate them into power plants that they own, operate, or sell or resell our modules to end-users.

We have entered into module sales agreements with customers worldwide for specific projects or volumes of modules through the remainder of 2013 and thereafter. During the three months ended March 31, 2013 and March 31, 2012, 52% and 33%, respectively of our components business net sales, excluding modules included in our solar power systems, were denominated in Euro and were subject to fluctuations in the exchange rate between the Euro and U.S. dollar.

Under our typical customer sales contracts for solar modules, we transfer title and risk of loss to the customer and recognize revenue upon shipment. Pricing is typically fixed at the time of shipment, and our customers do not typically have extended payment terms. Customers do not have rights of return under these contracts. Our revenue recognition policies for the components business are described further in Note 2. “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Systems Business

Through our fully integrated systems business, we provide complete turn-key solar power system solutions using our solar modules, which may include project development, EPC services, O&M services, and project finance expertise.

Net sales from our systems business are impacted by numerous factors, including the cost competitiveness of our systems offerings in comparison to our competitors’ solar systems and other forms of electricity generation, the magnitude and effectiveness of support programs, and other solar power system demand drivers.

Revenue Recognition — Systems Business. Revenue recognition for our systems projects are in many cases not linear in nature due to the timing of when all revenue recognition criteria have been met, and consequently period over period comparisons of results of operations may not be meaningful. We typically use the percentage-of-completion method using actual costs incurred over total estimated costs to construct a project (including module costs) as our standard accounting policy, but we only apply this method after all revenue recognition criteria have been met.  There are also many instances in which we recognize revenue only after a project has been completed, primarily due to a project not being sold prior to completion or because all revenue recognition criteria are not met until the project is completed.  Our revenue recognition policies for the systems business is described in further detail in Note 2. “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Systems Project Pipeline

The following tables summarize, as of May 6, 2013, our approximately 3.1 GW AC (“alternating current”) systems business advanced-stage project pipeline. As of March 31, 2013, for the Projects Sold/ Under Contract in our advanced-stage project pipeline of approximately 2.0 GW AC, we have recognized revenue with respect to the equivalent of approximately 787 MW AC. Such MW AC equivalent amount refers to the ratio of revenue recognized for the Projects Sold/ Under Contract in our advanced-stage project pipeline compared to total contracted revenue for such projects, multiplied by the total MW AC for such projects. The remaining revenue to be recognized subsequent to March 31, 2013 for the Projects Sold/Under Contract in our advanced-stage project pipeline is expected to be approximately $4.4 billion. The substantial majority of such amount is expected to be recognized as revenue through the later of the substantial completion or project sale dates of the Projects Sold/ Under Contract. The remaining revenue to be recognized does not have a direct correlation to expected remaining module shipments for such Projects Sold/Under Contract as expected module shipments do not represent total systems revenue and do not consider the timing of when all revenue recognition criteria are met including timing of module installation. The actual volume of modules installed in our Projects Sold/ Under Contract will be greater than the Project Size in MW AC as module volumes required for a project are based upon MW DC (“direct current”), which will be greater than the MW AC size pursuant to a DC-AC ratio typically ranging from 1.2-1.4. Such ratio varies across different projects due to various system design factors. Projects are removed from our advanced-stage project pipeline tables below once we have completed construction and after substantially all revenue has been recognized.

As we continue to execute against our LTSP, we continually seek to make additions to our advance stage project pipeline.  We are actively developing our mid to early stage project pipeline in order to secure PPAs and we are also pursuing opportunities to acquire advance stage projects, which already have PPAs in place. In 2013, we have acquired 260MW AC of advance stage projects through May 6, 2013 and we expect to acquire additional advance stage projects when such acquisitions meet our strategic and return on investment requirements.

Projects Sold/Under Contract
(includes uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements including partner developed projects that we are constructing)

Project/Location	Project Size in MW AC (1)	Power Purchase Agreement (“PPA”)	Third Party Owner/Purchaser	Expected Year Revenue Recognition Will Be Completed By
Topaz, California	550	PG&E	MidAmerican	2014
Desert Sunlight, California	550	PG&E / SCE	NextEra/GE/Sumitomo	2014
Agua Caliente, Arizona	290	PG&E	NRG / MidAmerican	2014
AV Solar Ranch One, California	230	PG&E	Exelon	2013
Campo Verde, California	139	SDG&E	Southern	2013
Imperial Energy Center South, California	130	SDG&E	Tenaska (2)	2013
Copper Mountain 2, Nevada	58	PG&E	Sempra (2)	2015(3)
PNM2, New Mexico	22	UOG(4)	PNM(2)	2013
Amherstburg 1, Belmont, and Walpole (“ABW”), Ontario, Canada	50	OPA (5)	GE/Alterra	2013
DEWA, UAE	13	DEWA	DEWA(2)	2013
Total	2,032

Projects Permitted with Executed PPA – Not Sold/Contracted

Project/Location	Project Size in MW AC (1)	Power Purchase Agreement (PPA)	Expected Year Revenue Recognition Will Be Completed By
Solar Gen 2, California	150	SDG&E	2014
Macho Springs, New Mexico	50	El Paso Electric	2014
Maryland Solar, Maryland	20	FE Solutions	2013
Lost Hills, California	32	PG&E	2015/2016(7)
Total	252

Projects in Development with Executed PPA or Awarded Projects– Not Sold/ Contracted

Project/Location	Project Size in MW AC (1)	Power Purchase Agreement (“PPA”)	Expected Year Revenue Recognition Will Be Completed By
Stateline, California	300	SCE	2016
Silver State South, Nevada	250	SCE	2016
AGL, Australia (6)	159	AGL (2)	2015
North Star, California	60	PG&E	2015
Cuyama, California	40	PG&E	2015/2016(7)
Total	809

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

Our manufacturing cost per watt, which is an operating metric we use as an indicator of manufacturing cost competitiveness, represents the current manufacturing and associated costs incurred to produce and sell solar modules during a period divided by the number of salable watts produced in the same period. Beginning in 2013, our cost per watt excludes any costs associated with our manufacturing plants in Frankfurt (Oder), Germany, which closed manufacturing operations at the end of 2012.

Overall, we expect our cost per watt to decrease over the next several years due to an increase in watts per solar module, an increase in unit output per production line, and ongoing reductions in variable and fixed costs. This expected decrease in cost per watt would be partially offset during periods in which we have underutilized manufacturing capacity.

Systems Business

Within our systems business, project-related costs include standard EPC costs (consisting primarily of BoS costs for inverters, electrical and mounting hardware, project management and engineering costs, and installation labor costs), site specific costs, and development costs (including transmission upgrade costs, interconnection fees, and permitting costs).

As further described in Note 18. “Segment Reporting,” to our condensed consolidated financial statements included within this Quarterly Report on Form 10-Q, at the time when all revenue recognition criteria are met, we include the sale of our solar modules manufactured by our components business and used by our systems business within net sales of our components business. Therefore, the related cost of sales are also included within our components business at that time. The cost of solar modules is comprised of the manufactured inventory cost incurred by our components segment.

Gross profit

Gross profit is affected by numerous factors, including our module and system average selling prices, market demand, market mix, our manufacturing costs, BoS costs, project development costs, the effective utilization of our production facilities, and foreign exchange rates. Gross profit is also affected by the mix of net sales generated by our components and systems businesses. Gross profit for our systems business excludes the sales and cost of sales for solar modules, used in our systems projects which we include in the gross profit of our components business.

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

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expenses, and other business development and selling expenses. We expect selling, general and administrative expense to decline over time as we reduce costs in connection with our restructuring activities, which is a component of our Long Term Strategic Plan.

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

Restructuring

Restructuring expenses include those expenses incurred related to material restructuring initiatives and include severance and employee termination costs, asset impairment and asset impairment related costs that are directly related to our restructuring initiatives, costs associated with contract terminations and other restructuring related costs. See Note 4. “Restructuring” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for more information. Expenses recognized for restructuring activities are discussed further above under “Executive Overview –Restructuring.”

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

Other expense, net

Other expense, net is primarily comprised of changes in fair value of foreign exchange contracts and realized gains/losses on the sale of fixed income investments.

Income tax expense (benefit)

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

Use of estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales, and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to percentage-of-completion revenue recognition, estimates of future cash flows from and the economic useful lives of long-lived assets, certain accrued liabilities, income taxes and tax valuation allowances, reportable segment allocations, product warranties and manufacturing excursions, accrued collection and recycling expense, and goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2013	March 31, 2012
Net sales	100.0%	100.0%
Cost of sales	77.6%	84.6%
Gross profit	22.4%	15.4%
Research and development	4.0%	7.3%
Selling, general and administrative	9.9%	18.5%
Production start-up	0.2%	0.8%
Restructuring	0.3%	80.7%
Operating income (loss)	8.1%	(91.8)%
Foreign currency gain (loss)	0.2%	(0.2)%
Interest income	0.7%	0.6%
Interest expense, net	(0.1)%	(0.2)%
Other expense, net	(0.1)%	(0.2)%
Income tax expense (benefit)	0.9%	(1.4)%
Net income (loss)	7.8%	(90.4)%

Segment Overview

We operate our business in two segments. Our components segment involves the design, manufacture, and sale of solar modules which convert sunlight into electricity. Third-party customers of our components segment include project developers, system integrators, and operators of renewable energy projects.

Our second segment is our fully integrated systems business (“systems segment”), through which we provide complete turn-key PV solar power systems, or solar solutions that draw upon our capabilities, which include (i) project development, (ii) EPC services, (iii) O&M services, and (iv) project finance expertise. We may provide our full EPC services or any combination of individual products and services within our EPC capabilities depending upon the customer and market opportunity. All of our systems segment products and services are for PV solar power systems which use our solar modules, and such products and services are sold directly to investor owned utilities, independent power developers and producers, commercial and industrial companies, and other system owners.

In our operating segment financial disclosures, we include an allocation of net sales value for all solar modules manufactured by our components segment and installed in projects sold or built by our systems segment in the net sales of our components segment. In the gross profit of our operating segment disclosures, we include the corresponding cost of sales value for the solar modules installed in projects sold or built by our systems segment in the components segment. The cost of solar modules is comprised of the manufactured cost incurred by our components segment.

See Note 18. “Segment Reporting,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for more information.

See also Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Operations Overview - Net Sales - Systems Project Pipeline” for a description of the projects in our advanced-stage project pipeline. Due to the distinct size and terms of the underlying sales arrangements for each project under construction, timing of meeting all revenue recognition criteria may create uneven net sales patterns, making year over year comparisons less meaningful.

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems net sales for the three months ended March 31, 2013 and March 31, 2012. For the purpose of the following table, (a) “solar module revenue” is composed of total net sales from the sale of solar modules to third parties, and (b) “solar power system revenue” is composed of total net sales from the sale of complete solar power systems and related services including the solar modules installed in the solar power systems.

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012
Solar module revenue	$193,250	$67,409
Solar power system revenue	561,955	429,646
Net sales	$755,205	$497,055

Three Months Ended March 31, 2013 and March 31, 2012

The explanations below includes discussion of the results of operations for both our components and systems segments for net sales, costs of sales, and income (loss) before income taxes.

Net sales

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	Three Month Period Change
Net Sales
Components	$356,596	$168,130	$188,466	112%
Systems	$398,609	$328,925	69,684	21%
Total Net sales	$755,205	$497,055	$258,150	52%

The 52% increase in net sales during the three months ended March 31, 2013 compared with the three months ended March 31, 2012 was primarily due to a 112% increase in net sales from our components segment, combined with a 21% increase in net sales from our systems segment.

Net sales from our components segment, which includes modules used in our systems projects, increased $188.5 million primarily due to a 197% increase in the volume of watts sold, partially offset by a 29% decrease in module average selling prices.

Net sales from our systems segment, which excludes solar modules used in our systems projects, increased by $69.7 million, primarily due to increases in net sales from our Topaz, Imperial Energy Center South and AV Solar Ranch One projects, partially offset by decreases in net sales from our St. Clair and Agua Caliente projects. The increase in net sales is primarily due to the number and size of projects under construction between the periods as well as the timing of when all revenue recognition criteria have been met.

Cost of sales

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	Three Month Period Change
Cost of Sales
Components	$344,987	$190,589	$154,398	81%
Systems	240,892	229,721	11,171	5%
Total Cost of Sales	$585,879	$420,310	$165,569	39%
% of net sales	77.6%	84.6%

The 39% increase in cost of sales during the three months ended March 31, 2013 compared with the three months ended March 31, 2012 was primarily due to a $154 million increase in our components segment cost of sales. These increases related primarily to a 197% increase in the volume of solar modules in terms of watts sold and $14 million for an increase in underutilization of our manufacturing capacity primarily related to the idling of manufacturing lines in Malaysia, partially offset by a $27 million decrease in expense for costs associated with voluntary remediation efforts for our 2008-2009 manufacturing excursion, an $11 million decrease related to accelerated depreciation for certain manufacturing equipment that was replaced as part of our planned equipment upgrade program in the first quarter of 2012 and a $24 million decrease for certain lower of cost or market inventory write-downs primarily as a result of declines in market pricing during the first quarter of 2012. The remaining partially offsetting decrease was primarily due to continued cost reductions between the periods. Additionally, cost of sales increased by $11 million in our systems segment primarily for BoS and other construction costs related to an increase in the number and size of various utility-scale solar power systems under construction between the periods.

Our average manufacturing cost per watt decreased by $0.04, or 5%, from $0.73 in the three months ended March 31, 2012 to $0.69 in the three months ended March 31, 2013. The decrease is the result of increased module efficiencies realized and the closure of our German manufacturing plants, partially offset by increased underutilization during the three months ended March 31, 2013.

Gross profit

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	Three Month Period Change
Gross profit	$169,326	$76,745	$92,581	121%
% of net sales	22.4%	15.4%

Gross profit as a percentage of net sales increased by 7.0 percentage points in the three months ended March 31, 2013 compared with the three months ended March 31, 2012. This increase was primarily attributable to a 5.4 percentage point increase related to reduced costs associated with voluntary remediation efforts for our June 2008 to June 2009 manufacturing excursion, a 2.4 percentage point increase related to a reduction in lower of cost or market inventory write-downs between the periods, a 0.9 percentage point increase in systems segment gross profit due to the mix of projects under construction between the periods and a 0.8 percentage point increase due to reductions in accelerated depreciation on certain manufacturing equipment that had been replaced as part of our planned equipment upgrade programs, partially offset by a 2.5 percentage point decrease due to lower gross profit for modules sold in our components segment primarily due to lower average selling prices between the periods.

Research and development

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	Three Month Period Change
Research and development	$29,931	$36,084	$(6,153)	(17)%
% of net sales	4.0%	7.3%

The decrease in research and development expense of $6.2 million was partially due to a $3.3 million decrease in personnel-related expenses. Additionally, testing and qualification materials expense decreased by approximately $3.4 million. These decreases were partially offset by increases of approximately $0.5 million in other expenses.

During the three months ended March 31, 2013, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the average conversion efficiency of our solar modules from 12.4% for the three months ended March 31, 2012 to 12.9% for the three months ended March 31, 2013.

Selling, general and administrative

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	Three Month Period Change
Selling, general and administrative	$74,465	$91,820	$(17,355)	(19)%
% of net sales	9.9%	18.5%

The decrease in selling, general and administrative expense of $17.4 million between the periods was primarily due to a $16.0 million decrease in expense related to the June 2008 to June 2009 manufacturing excursion and a $5.5 million decrease in salaries and personnel-related expenses. These decreases were partially offset by increases of $1.0 million in infrastructure expenses and $3.1 million in professional service costs.

Production start-up

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	Three Month Period Change
Production start-up	$1,376	$4,058	$(2,682)	(66)%
% of net sales	0.2%	0.8%

During the three months ended March 31, 2013 and March 31, 2012, we incurred $1.4 million and $4.1 million, respectively, of production start-up expenses primarily for our global manufacturing personnel dedicated to the installation and implementation of new equipment, equipment upgrades and process improvements for existing plants.

Restructuring

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	Three Month Period Change
Restructuring	$2,347	$401,065	$(398,718)	(99)%
% of net sales	0.3%	80.7%

During the three months ended March 31, 2013 and March 31, 2012, we incurred $2.3 million and $401.1 million, respectively, of restructuring expenses due to charges relating to the previously announced February 2012 manufacturing restructuring and April 2012 European restructuring initiatives, which included charges associated with the closure of our German manufacturing plants at the end of 2012. See Note 4. “Restructuring,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

Foreign currency gain (loss)

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	Three Month Period Change
Foreign currency gain (loss)	$1,618	$(984)	$2,602	264%

Foreign currency gain during the three months ended March 31, 2013 increased compared to a foreign currency loss in the three months ended March 31, 2012, primarily due to differences between our economically hedged positions and the underlying exposure, and changes in the associated exchange rates between the periods.

Interest income

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	Three Month Period Change
Interest income	$4,947	$2,911	$2,036	70%

Interest income increased $2.0 million during the three months ended March 31, 2013 compared with the three months ended March 31, 2012, primarily due to interest received from notes receivable, affiliate of $1.4 million, combined with increased interest received from marketable securities.

Interest expense, net

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	Three Month Period Change
Interest expense, net	$(750)	$(920)	$170	(18)%

Interest expense, net of amounts capitalized, decreased during the three months ended March 31, 2013 compared with the three months ended March 31, 2012, primarily as a result of a decrease in long-term debt between the periods.

Other expense, net

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	Three Month Period Change
Other expense, net	$(833)	$(1,211)	$378	31%

Other expense, net, decreased during the three months ended March 31, 2013 compared with the three months ended March 31, 2012, primarily as a result of timing differences of various immaterial miscellaneous items.

Income (Loss) Before Income Taxes

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	Three Month Period Change
Income (loss) before income taxes
Components	$(49,538)	$(513,454)	$463,916	(90)%
Systems	115,727	56,968	58,759	103%
Total income (loss) before income taxes	$66,189	$(456,486)	$522,675	(114)%

Components segment loss before income taxes decreased by $463.9 million, during the three months ended March 31, 2013 compared with the three months ended March 31, 2012, primarily from an increase in sales volumes, a reduction in expenses relating to a series of restructuring initiatives, and a decrease in expense associated with our voluntary remediation efforts from our June 2008 - June 2009 manufacturing excursion, partially offset by a decrease in average selling prices between the periods.

Systems segment income before income taxes increased $58.8 million, during the three months ended March 31, 2013 compared with the three months ended March 31, 2012, primarily due to increased systems segment net sales during the three months ended March 31, 2013 compared with the three months ended March 31, 2012, due to an increase in the number and size of projects under construction for which all revenue recognition criteria were met.

Income tax expense (benefit)

	Three Months Ended
(Dollars in thousands)	March 31, 2013	March 31, 2012	Three Month Period Change
Income tax expense (benefit)	$7,047	$(7,070)	$14,117	(200)%
Effective tax rate	10.6%	(1.5)%

Income tax expense increased by $14.1 million during the three months ended March 31, 2013 compared with the three months ended March 31, 2012. The increase in income tax expense was primarily attributable to the generation of a profit from operations during the three month ended March 31, 2013 as compared to having generated an operating loss during the three months ended March 31, 2012. The income tax benefit during the three months ended March 31, 2012 was partially offset by an increase in tax expense related to the establishment of valuation allowances of $12.3 million against previously established deferred tax assets. See Note 15. “Income Taxes,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Policies and Estimates

In preparing our financial statements in conformity with U.S. GAAP, we make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities in our condensed consolidated financial statements and the related notes thereto. Some of our accounting policies require the application of significant judgment by management in the selection of the appropriate assumptions for making these estimates. We base our judgments and estimates on our historical experience, our forecasts, available market information and other available information as appropriate. We believe that the assumptions, judgments, and estimates involved in the accounting for percentage-of completion revenue recognition, accrued solar module collection and recycling liability, product warranties and manufacturing excursions, accounting for income taxes, reportable segment allocations, long-lived asset impairments, and goodwill have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2013.

Recent Accounting Pronouncements

See Note 3. “Recent Accounting Pronouncements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of March 31, 2013, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities including the contracted portion of our advanced-stage project pipeline, availability under our Revolving Credit Facility considering minimum liquidity covenant requirements, and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We intend to continue to carefully execute our Long Term Strategic Plan and manage credit and market risk. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support the execution of our Long Term Strategic Plan.

Cash generated from operations including the contracted portion of our advanced-stage project pipeline is our primary source of operating liquidity and we believe that internally generated cash flows combined with our existing cash and cash equivalents, marketable securities, and availability under our Revolving Credit Facility considering minimum liquidity covenant requirements, are sufficient to support day-to-day business operations. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally, to support the execution of our Long Term Strategic Plan.

We intend to maintain appropriate debt levels based upon cash flow expectations, the overall cost of capital, cash requirements for operations, capital expenditures, and discretionary strategic spending. In the future, we may also engage in one or more debt or equity financings potentially including project specific non-recourse debt financings. We believe that when necessary, we will have adequate access to the capital markets, although our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to industry-wide or company-specific concerns. Such financings could result in increased debt service expenses or dilution to our existing stockholders. If we are unable to obtain debt or equity financing on reasonable terms, we may be unable to execute our Long Term Strategic Plan.

As of March 31, 2013, we had $1,011.7 million in cash, cash equivalents, and marketable securities compared with $1,003.9 million as of December 31, 2012. Cash, cash equivalents, and marketable securities as of March 31, 2013 remained consistent with December 31, 2012. As of March 31, 2013 and December 31, 2012, $762.1 million and $548.5 million, respectively, of our cash, cash equivalents, and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar and Euro denominated holdings. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Our expanding systems business requires liquidity and is expected to continue to have significant liquidity requirements in the future. Solar power project development and construction cycles, which span the time between the identification of a site location to the commercial operation of a PV power plant, vary substantially and can take many years to mature. As a result of these long project cycles, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such systems projects. These amounts include payment of interconnection and other deposits (some of which are non-refundable), posting of letters of credit, and incurring engineering, permitting, legal, and other expenses. Additionally, we may have to use our working capital, the availability under our Revolving Credit Facility, or enter into non-recourse project financing to finance the construction of our systems projects, if such projects cannot be sold before construction begins. Depending upon the size and number of projects that we are developing and self-financing the construction of, the systems business has and is expected in the future to require significant liquidity. For example, we may have to substantially complete the construction of a systems project before such project is sold. Delays in construction or in completing the sale of our systems projects which we are self-financing may also impact our liquidity. We have historically financed these up-front investments for project development and when necessary, construction, primarily using working capital.

Additionally, we may in the future decide to retain ownership of one or more of our systems projects for a period of time up to the useful life of the project if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a systems project at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of project ownership, we may instead elect to own and operate such systems project. Any such decision to own and operate a systems project is expected to impact liquidity depending upon the size and cost of the project. If such decision is made, we may elect to enter into temporary or long-term non-recourse project financing to reduce the impact on our liquidity and working capital.

The following considerations have impacted or are expected to impact our liquidity in the remainder of 2013 and beyond:

•
The amount of accounts receivable, unbilled as of March 31, 2013 was $257.6 million and primarily represented revenues recognized on the construction work performed on systems projects in advance of billing the customer under the terms of the underlying construction contracts. Such construction costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers during the next twelve months. Additionally, we had $222.5 million of current and $188.7 million of noncurrent retainage, which represents the portion of a systems project contract price earned by us for work performed, but held for payment by our customer as a form of security until we reach certain construction milestones. Such retainage amounts relate to construction work already performed.

•
The amount of finished goods inventory (“solar module inventory”) and BoS parts as of March 31, 2013 was $462.4 million. As we continue with the construction of our advanced-stage project pipeline we must produce solar modules and procure BoS parts in the required volumes to support our planned construction schedules. As part of the normal construction cycle, we typically must produce or acquire the necessary materials for construction activities in advance of receiving payment for such materials. Once solar modules and BoS parts are installed in a project, such installed amounts are classified as either project assets, deferred project costs, or cost of sales depending upon whether the project is subject to a definitive sales contract and whether all revenue recognition criteria have been met. Accordingly, as of any balance sheet date, our solar module inventory represents solar modules that will be installed in our advanced-stage project pipeline or that we expect to sell to third parties.

•
There may be a delay in when our solar module inventory and BoS parts can be converted into cash compared to a typical third-party module sale. Such timing differences temporarily reduce our liquidity to the extent that we have already paid for our BoS parts or the underlying costs to produce our solar module inventories. As previously announced, we have adjusted, and will in the future adjust, our manufacturing capacity and planned solar module production levels, to match expected market demand. Any decrease in planned production reduces our risk and the impact on liquidity of having excess solar module inventories that we must sell to third parties as we execute our Long Term Strategic Plan and respond to market pricing uncertainties for solar modules. Our solar module inventory as of March 31, 2013, is expected to primarily support our systems business, including our advanced-stage project pipeline, with the remaining amounts being used to support expected near term demand for third-party module sales. As of March 31, 2013, approximately $210 million or 64% of our solar module inventory was either on-site or in-transit to our systems projects. Of this amount, approximately $43 million of solar module inventories or 13% of the total solar module inventory balance was physically segregated for the purpose of qualifying a project for the Department of Treasury’s Section 1603 cash grant program prior to the program’s expiration in December 2011. Such segregated solar module inventories are expected to be installed in the underlying systems project in the normal course of our construction, which has not yet begun. All BoS parts are for our systems business projects.

•
We expect to commit working capital during the remainder of 2013 and beyond to acquire solar power projects in various stages of development including advance-stage projects with PPAs and continue developing those projects as necessary. Depending upon the size and stage of development, costs to acquire such solar power projects could be significant.  When evaluating project acquisition opportunities, we consider both the strategic and financial benefits of any such acquisitions.

•
In connection with the execution of our Long Term Strategic Plan, we expect joint ventures or other business arrangements with strategic partners to be a key part of our strategy. We have begun initiatives in several markets to expedite our penetration of those markets and establish relationships with potential strategic partners, customers, and policymakers. Many of these business arrangements are expected to involve a significant cash investment or other allocation of working capital that could reduce our liquidity or require us to pursue additional sources of financing, assuming such sources are available to us. Additionally, in order to execute our Long Term Strategic Plan in such markets, we have elected, and may in the future elect or be required to temporarily retain an ownership interest in the underlying systems projects we develop, supply modules to, or construct. Any such retained ownership interest is expected to impact our liquidity to the extent we do not obtain new sources of capital to fund such investments.

•
Our restructuring charges are expected to result in total future remaining cash payments of between $30 million and $40 million. Such cash payments are primarily related to severance costs for reductions in force as a result of such restructuring initiatives.

•
In connection with our Long Term Strategic Plan, we expect additional future restructuring actions as we continue to align our manufacturing production capacity with market demand, evaluate our cost structure and identify potential cost savings opportunities, and focus our resources on developing target sustainable markets. We may in the future to incur additional restructuring costs, which may be significant (including potentially the repayment of debt facilities and other amounts, the payment of severance to terminated employees, and other restructuring related costs) that could reduce our liquidity position to the point where we need to pursue additional sources of financing, assuming such sources are available to us. See Note 4. “Restructuring,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

•
During the remainder of 2013, we expect to spend up to $330 million for capital expenditures, primarily related to expenditures for upgrades to existing machinery and equipment, which we believe will increase our solar module efficiencies. A majority of our remaining capital expenditures for 2013 will be incurred in foreign currencies and are therefore subject to fluctuations in currency exchange rates.

•
Under the sales agreements for a limited number of our solar power projects, we may be required to repurchase such projects if certain events occur, such as not achieving commercial operation of the project within a certain time frame. Although we consider the possibility that we would be required to repurchase any of our solar power projects to be remote, our current working capital and other available sources of liquidity may not be sufficient to make any required repurchase. If we are required to repurchase a solar power project, we would have the ability to market and sell such project at then current market pricing, which could be at a lower than expected price to the extent the event requiring a repurchase impacts the project’s marketability or related tax benefits. Our liquidity may also be impacted as the time between the repurchase of a project and the potential sale of such repurchased project could take several months. Alternatively, we may determine that the most economically attractive solution for a repurchased project is for us to own and operate such project, which would have a longer term impact on our liquidity compared to a resale of a repurchased project.

The unprecedented disruption in the credit markets that began in 2008 and the current instability in Europe have had a significant adverse impact on a number of financial institutions. The ongoing sovereign debt problems in Europe and its impact on the balance sheets and lending practices of European banks in particular could negatively impact our access to, and cost of, capital, and therefore could have an adverse effect on our business, results of operations, financial condition and competitive position. It could also similarly affect our customers and therefore limit the demand for our systems projects or solar modules. As of March 31, 2013 our liquidity and marketable securities and restricted investments have not been materially adversely impacted by the current credit environment, and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the current credit environment.

Cash Flows Descriptions

The following table summarizes the key cash flow metrics for the three months ended March 31, 2013 and March 31, 2012 (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Net cash provided by (used in) operating activities	$66,455	$(16,136)
Net cash used in investing activities	(141,600)	(182,320)
Net cash provided by financing activities	21,355	195,778
Effect of exchange rate changes on cash and cash equivalents	(4,751)	7,539
Net (decrease) increase in cash and cash equivalents	$(58,541)	$4,861

Operating Activities

Cash provided by operating activities was $66.5 million during the three months ended March 31, 2013 compared with cash used in operating activities of $16.1 million during the three months ended March 31, 2012. The increase in net cash provided by operating activities during the three months ended March 31, 2013 was primarily due to an increase in cash received from customers, which was partially offset by an increase in cash paid to suppliers and associates. Interest received also increased from $1.2 million to $3.4 million during the three months ended March 31, 2013, primarily as the result of the re-payment of our note receivable, affiliate. Such amounts were offset by an increase in the excess tax benefits related to share-based compensation arrangements, which decreased our first quarter of 2013 operating cash flow by $24.9 million compared to a $9.5 million decrease during the first quarter of 2012. In addition, income taxes paid, net increased from net payments of $2.5 million during the three months ended March 31, 2012 to net payments of $5.7 million during the three months ended March 31, 2013.

Investing Activities

Cash used in investing activities was $141.6 million during the three months ended March 31, 2013, compared with $182.3 million during the three months ended March 31, 2012. Cash used in investing activities during the three months ended March 31, 2013 included capital expenditures of $71.7 million, which decreased from $124.5 million during the three months ended March 31, 2012. The decrease in capital expenditures was in accordance with our Long Term Strategic Plan. Also, we increased our net investment in marketable securities by $66.8 million during the three months ended March 31, 2013 compared with a decrease in our net investment in marketable securities of $43.4 million during the three months ended March 31, 2012. We also increased our investment in equity and cost method investments by $14.9 million in accordance with our Long Term Strategic Plan during the first quarter of 2013. Acquisitions, net of cash acquired, resulted in payments of $7.9 million in the three months ended March 31, 2013 compared to $2.4 million in the three months ended March 31, 2012. Based upon reductions in our estimated future end-of-life collection and recycling costs we determined no incremental funding was needed for the purchase of restricted investments during the three months ended March 31, 2013, compared to $80.7 million in purchases of restricted investments during the three months ended March 31, 2012. The remaining change in cash used in investing activities was primarily driven by a decrease of $5.1 million in restricted cash and a payment received on our note receivable, affiliate of $17.1 million in the three months ended March 31, 2013.

Financing Activities

Cash provided by financing activities was $21.4 million during the three months ended March 31, 2013 compared with $195.8 million during the three months ended March 31, 2012. Cash provided by financing activities during the three months ended March 31, 2013 resulted primarily from the proceeds of borrowings under long-term debt of $335.0 million and excess tax benefit from share-based compensation arrangements of $24.9 million, partially offset by the repayment of long-term debt of $330.2 million and the repayment of economic development funding of $8.3 million.

Cash provided by financing activities during the three months ended March 31, 2012 resulted primarily from the proceeds of borrowings under long-term debt of $200.0 million and excess tax benefits from share-based compensation arrangements of $9.5 million, partially offset by the repayments of long-term debt of $13.1 million.

Contractual Obligations

Our contractual obligations have not materially changed since the end of 2012 other than in the ordinary course of business. See also our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously provided under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of March 31, 2013 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the

Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on that evaluation, there have been no such changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2013.

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

Item 5. Other Information

On May 6, 2013, our executive management approved a reduction in force of approximately 150 associates, primarily in North America, intended to reduce costs and further align the organization with our Long Term Strategic Plan and current market conditions.

The reduction in force is expected to result in insignificant net pre-tax charges in the second quarter of 2013 for severance and related benefits. We expect to incur approximately $5 million in cash expenditures related to such charges through the remainder of 2013. The annual cost savings expected from the reduction in force in 2014 and beyond is expected to be between $25 million and $30 million, reducing both cost of sales and operating expenses in approximately equal amounts.

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
On July 23, 2012, the Arizona District Court issued an order appointing as lead plaintiffs in the class action the Mineworkers' Pension Scheme and British Coal Staff Superannuation Scheme (collectively “Pension Schemes”). The Pension Schemes filed an amended complaint on August 17, 2012, which contains similar allegations and seeks similar relief as the original complaint. Defendants filed a motion to dismiss on September 14, 2012. On December 17, 2012, the court denied Defendants' motion to dismiss. On February 26, 2013, the court directed the parties to begin class certification discovery, and ordered a further scheduling conference to set the merit discovery schedule after the issue of class certification has been decided.
The action is still in the initial stages and there has been no merits discovery. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.
Derivative Actions
On April 3, 2012, a derivative action titled Tsevegmid v. Ahearn, et al., Case No. 1:12-cv-00417-CJB, was filed by a putative stockholder on behalf of the Company in the United States District Court for the District of Delaware (hereafter “Delaware District Court”) against certain current and former directors and officers of the Company, alleging breach of fiduciary duties and unjust enrichment. The complaint generally alleges that from June 1, 2008, to March 7, 2012, the defendants caused or allowed false and misleading statements to be made concerning the Company's financial performance and prospects. The action includes claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company's corporate governance, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys' fees. On April 10, 2012, a second derivative complaint was filed in the Delaware District Court. The complaint, titled Brownlee v. Ahearn, et al., Case No. 1:12-cv-00456-CJB, contains similar allegations and seeks similar relief to the Tsevegmid action. By Court order on April 30, 2012, pursuant to the parties' stipulation, the Tsevegmid action and the Brownlee action were consolidated into a single action in the Delaware District Court and defendants filed a motion to challenge Delaware as the appropriate venue for the consolidated action on May 15, 2012. On March 4, 2013, the magistrate judge issued a Report and Recommendation recommending to the Court that defendants' motion be granted and that the case be transferred to the District of Arizona. The Court has not yet ruled on the magistrate judge's Report and Recommendation.
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
On July 17, 2012, the Arizona District Court issued an order granting First Solar's motion to transfer the derivative actions to Judge David Campbell, the judge to whom the Smilovits class action is assigned. On August 8, 2012, the Court consolidated the four derivative actions pending in Arizona District Court, and on August 31, 2012, Plaintiffs filed an amended complaint. Defendants filed a motion to stay the action on September 14, 2012. On December 17, 2012, the Court granted Defendants' motion to stay pending resolution of the Smilovits class action.
The Company believes that plaintiffs in the derivative actions lack standing to pursue litigation on behalf of First Solar. The derivative actions are still in the initial stages and there has been no discovery. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.
Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, results of operations, cash flows, or financial condition. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.01	Non-Competition and Non-Solicitation Agreement, effective as of April 7, 2008, between First Solar, Inc. and James Brown, Jr.
10.02	Non-Competition and Non-Solicitation Agreement, effective as of March 15, 2011, between First Solar, Inc. and Mark Widmar
10.03	Change in Control Severance Agreement, effective as of July 1, 2012, between First Solar, Inc. and Georges Antoun
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

May 7, 2013