Form 10-Q
period 2013-09-30
FIRST SOLAR, INC.
filed 2013-11-01
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

As of October 25, 2013, 99,440,100 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements
FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$1,265,587	$839,147	$2,540,552	$2,293,534
Cost of sales	901,553	600,431	1,867,094	1,734,332
Gross profit	364,034	238,716	673,458	559,202
Operating expenses:
Research and development	34,984	32,372	95,879	100,821
Selling, general and administrative	63,870	73,507	204,600	217,511
Production start-up	—	1,595	2,768	6,186
Restructuring and asset impairments	57,276	24,197	62,004	444,262
Total operating expenses	156,130	131,671	365,251	768,780
Operating income (loss)	207,904	107,045	308,207	(209,578)
Foreign currency (loss) gain	(705)	3	(155)	34
Interest income	4,197	3,405	12,549	9,695
Interest expense, net	(275)	(2,902)	(1,900)	(11,194)
Other income (expense), net	(2,433)	3,210	(2,762)	665
Income (loss) before income taxes	208,688	110,761	315,939	(210,378)
Income tax expense	13,650	22,844	28,161	40,138
Net income (loss)	$195,038	$87,917	$287,778	$(250,516)
Net income (loss) per share:
Basic	$1.98	$1.01	$3.14	$(2.89)
Diluted	$1.94	$1.00	$3.08	$(2.89)
Weighted-average number of shares used in per share calculations:
Basic	98,720	86,992	91,751	86,785
Diluted	100,378	87,765	93,517	86,785

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income (loss)	$195,038	$87,917	$287,778	$(250,516)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,781	2,600	1,204	6,314
Unrealized (loss) gain on marketable securities and restricted investments	(6,314)	11,009	(33,684)	19,571
Unrealized loss on derivative instruments	(2,134)	(9,879)	(5,071)	(22,594)
Total other comprehensive income (loss), net of tax	(5,667)	3,730	(37,551)	3,291
Comprehensive income (loss)	$189,371	$91,647	$250,227	$(247,225)

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,192,648	$901,294
Marketable securities	339,236	102,578
Accounts receivable trade, net	147,741	553,567
Accounts receivable, unbilled and retainage	436,773	400,987
Inventories	311,700	434,921
Balance of systems parts	139,937	98,903
Deferred project costs	752,241	21,390
Deferred tax assets, net	24,649	44,070
Assets held for sale	164,358	49,521
Note receivable affiliate	—	17,725
Prepaid expenses and other current assets	87,283	207,368
Total current assets	3,596,566	2,832,324
Property, plant and equipment, net	1,397,784	1,525,382
Project assets and deferred project costs	590,897	845,478
Deferred tax assets, net	324,275	317,473
Restricted cash and investments	278,753	301,400
Goodwill	84,985	65,444
Inventories	130,811	134,375
Retainage	277,960	270,364
Other assets	180,679	56,452
Total assets	$6,862,710	$6,348,692
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184,837	$350,230
Income taxes payable	6,337	5,474
Accrued expenses	364,545	554,433
Current portion of long-term debt	60,329	62,349
Payments and billings for deferred project costs	888,124	94,535
Other current liabilities	132,014	34,353
Total current liabilities	1,636,186	1,101,374
Accrued solar module collection and recycling liability	214,262	212,835
Long-term debt	168,885	500,223
Payments and billings for deferred project costs	10,502	636,518
Other liabilities	413,500	292,216
Total liabilities	2,443,335	2,743,166
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 99,438,507 and 87,145,323 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	99	87
Additional paid-in capital	2,629,137	2,065,527
Accumulated earnings	1,817,511	1,529,733
Accumulated other comprehensive (loss) income	(27,372)	10,179
Total stockholders’ equity	4,419,375	3,605,526
Total liabilities and stockholders’ equity	$6,862,710	$6,348,692
See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Cash received from customers	$3,163,872	$2,300,563
Cash paid to suppliers and associates	(2,464,442)	(1,811,748)
Interest received	4,874	3,644
Interest paid	(8,845)	(16,982)
Income tax refunds	5,924	22,418
Excess tax benefit from share-based compensation arrangements	(33,958)	(61,571)
Other operating activities	(3,505)	(1,674)
Net cash provided by operating activities	663,920	434,650
Cash flows from investing activities:
Purchases of property, plant and equipment	(226,360)	(339,213)
Purchases of marketable securities	(321,086)	(18,842)
Proceeds from maturities and sales of marketable securities	81,684	98,857
Investment in note receivable, affiliate	—	(21,659)
Payments received on note receivable, affiliate	17,108	4,369
Purchase of restricted investments	—	(80,667)
Change in restricted cash	5,136	20,264
Acquisitions, net of cash acquired	(30,745)	(2,437)
Purchase of equity and cost method investments	(17,871)	(5,000)
Other investing activities	(1,610)	—
Net cash used in investing activities	(493,744)	(344,328)
Cash flows from financing activities:
Repayments of long-term debt	(664,443)	(953,212)
Proceeds from borrowings under long-term debt, net of discount and issuance costs	333,012	815,000
Excess tax benefit from share-based compensation arrangements	33,958	61,571
Repayment of economic development funding	(8,315)	(6,820)
Proceeds from equity offering, net of issuance costs	428,190	—
Contingent consideration payments and other financing activities	(3,521)	(766)
Net cash provided by (used in) financing activities	118,881	(84,227)
Effect of exchange rate changes on cash and cash equivalents	2,297	2,985
Net increase in cash and cash equivalents	291,354	9,080
Cash and cash equivalents, beginning of the period	901,294	605,619
Cash and cash equivalents, end of the period	$1,192,648	$614,699
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$62,943	$56,590
Acquisitions funded by liabilities and contingent consideration	$109,106	$—
Settlement of long-term debt	$—	$4,802
Shares issued for acquisition	$83,755	$—

 See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period. The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC.

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

During the nine months ended September 30, 2012, we corrected three errors that aggregated to a gross overstatement of net loss by $7.8 million in both actual and absolute terms for the year ended December 31, 2011, with such correction having the effect of reducing net loss by $7.8 million in the aggregate for the nine months ended September 30, 2012.

The first error was an overstatement of $4.9 million in net loss related to “cut-off” of our inventories and balance of systems parts that had been installed in our systems business projects and accounted for under the percentage-of-completion method, but remained in inventories and balance of systems parts as of December 31, 2011. Accordingly, the value of the installed inventories and balance of system parts was not included in the incurred cost portion of our percentage-of-completion calculations. The overstatement in net loss was comprised of (a) an understatement of $13.6 million in net sales, (b) an understatement of $8.4 million in cost of sales, (c) an overstatement of $8.4 million in inventories and balance of systems parts and (d) an overstatement of $0.3 million due to the associated impact to our income tax expense. The second error was an overstatement of $2.5 million in net loss related to an understatement in our income tax benefit for the year ended December 31, 2011, related to a benefit associated with Subpart F foreign tax credits. The remaining error was an overstatement of $0.4 million in operating expenses due to a miscellaneous item that was considered in our overall evaluation of materiality, but is considered to be individually insignificant.

In evaluating whether these errors, individually and in the aggregate, and the corrections of the errors had a material impact on the quarterly periods such errors and corrections related to, we evaluated both the quantitative and qualitative impact to our condensed consolidated financial statements for such periods. We considered a number of qualitative factors, including, among others, that the errors and the correction of the errors did not change a net loss into net income or vice versa, did not have an impact on our long-term debt covenant compliance, and did not mask a change in earnings or other trends when considering the overall competitive and economic environment within the our industry during 2011 and 2012.

Based upon our quantitative and qualitative evaluation, management has determined that the errors and the correction of such errors did not have a material impact on the periods to which they related.

2. Summary of Significant Accounting Policies

Use of Estimates. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. Significant estimates in these condensed consolidated financial statements include percentage-of-completion revenue recognition, inventory valuation, recoverability of project assets, estimates of future cash flows from and the economic useful lives of long-lived assets, certain accrued liabilities, income taxes and tax valuation allowances, reportable segment allocations, product warranties and manufacturing excursions, accrued collection and recycling expense, applying the acquisition method of accounting for business combinations and goodwill. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from these estimates and assumptions.

Revenue Recognition — Systems Business. We recognize revenue for arrangements entered into by our systems business generally using two revenue recognition models, following the guidance in Accounting Standards Codification (“ASC”) 605, Accounting for Long-term Construction Contracts or, for arrangements which include land or land rights, ASC 360, Accounting for Sales of Real Estate.

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

Revenue Recognition - Percentage-of-Completion. In applying the percentage-of-completion method, we use the actual costs incurred relative to estimated costs to complete (including module costs) in order to estimate the progress towards completion to determine the amount of revenue and profit to recognize. Incurred costs include all installed direct materials, installed solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. We recognize direct material and solar module costs as incurred costs when the direct materials and solar modules have been installed in the project. When contracts specify that title to direct materials and solar modules transfers to the customer before installation has been performed, we will not recognize revenue or associated costs until those materials are installed and have met all other revenue recognition requirements. We consider direct materials and solar modules to be installed when they are permanently placed or affixed to a solar power system as required by engineering designs. Solar modules manufactured by us that will be used in our solar power systems, which we still hold title to, remain within inventory until such modules are installed in a solar power system.

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
Ventures are considered VIEs if (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (ii) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses or the right to receive expected residual returns; or (iii) an equity investor has voting rights that are disproportionate to its economic interest and substantially all of the entity’s activities are on behalf of the investor. Our venture agreements typically require some form of project development capital or project equity ranging from amounts necessary to obtain a power purchase agreements (“PPA”) (or similar power off-take agreement) to a pro-rata portion of the total equity required to develop and complete construction of a project, depending upon the opportunity and the market our ventures are in. Our limited number of ventures as of September 30, 2013 and future ventures of a similar nature are typically VIEs because the total equity investment at risk is not sufficient to permit the ventures to finance their activities without additional financial support.
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
We account for our unconsolidated ventures using either the equity or cost methods of accounting depending upon whether we have the ability to exercise significant influence over a venture. We consider the participating and protective rights we have as well as the legal form of the venture when evaluating whether we have the ability to exercise significant influence, which requires us to apply the equity method of accounting. Income from ventures for the three and nine months ended September 30, 2013 was immaterial to the condensed consolidated statements of operations.
Refer to Note 2. “Summary of Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete summary of our significant accounting policies.

3. Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, updated by ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of their financial statements to understand the effect of those arrangements on their financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11, as amended by ASU 2013-01, is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2011-11, as amended by ASU 2013-01, in the first quarter of 2013, did not have an impact on our consolidated financial position, results of operations, or cash flows.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 gives companies an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate it is more-likely-than-not that an indefinite-lived intangible asset (excluding goodwill) is impaired. If based on its qualitative assessment, a company concludes that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if a company concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02, in the first quarter of 2013, did not have an impact on our consolidated financial position, results of operations, or cash flows.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12 for all public and private organizations. The amendment requires that an entity must report the effect of significant reclassifications out of accumulated other comprehensive income by the respective line items in net income if the amount being reclassified is required under U.S. GAAP. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The adoption of ASU 2013-02, in the first quarter of 2013, did not have an impact on our consolidated financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which applies to the release of cumulative translation adjustments into net income when a parent (i) sells a part or all of its investment in a foreign entity (ii) no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity, (iii) sells part of an equity method investment of a foreign entity, or (iv) obtains control of a foreign acquiree in which such parent held an equity interest immediately before the acquisition date through a step acquisition. We are currently analyzing the impact of ASU 2013-15, which will be effective in the first quarter of 2014, on our consolidated financial position, results of operations, or cash flows.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815), Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2013-10 permits, in addition to U.S. treasury interest rates and the London Interbank Offered Rate (“LIBOR”), the Fed Funds Effective Swap Rate (“OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes. ASU 2013-10 also removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 in the third quarter of 2013 did not have an impact on our consolidated financial position, results of operations, or cash flows.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. ASU No. 2013-11 provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently analyzing the impact of ASU 2013-11, which will be effective in the first quarter of 2014, on our consolidated financial position, results of operations, or cash flows.

4. Restructuring and Asset Impairments

Restructuring

The activity related to our restructuring charges for material restructuring initiatives through September 30, 2013 are as follows:

February 2012 Manufacturing Restructuring

In February 2012, executive management completed an evaluation of and approved a set of manufacturing capacity and other initiatives primarily intended to adjust our previously planned manufacturing capacity expansions and global manufacturing footprint. The primary goal of these initiatives was to better align production capacity and geographic location of such capacity with expected geographic market requirements and demand. As of September 30, 2013, $5.1 million remains accrued for asset impairment related charges from the February 2012 manufacturing restructuring and is included within other liabilities. We do not expect to incur any additional expense for the February 2012 manufacturing restructuring initiatives.

April 2012 European Restructuring

In April 2012, executive management approved a set of restructuring initiatives intended to align the organization with our Long Term Strategic Plan including expected sustainable market opportunities and to reduce costs. As part of these initiatives, we substantially reduced our European operations including the closure of our manufacturing operations in Frankfurt (Oder), Germany at the end of 2012. Due to the lack of policy support for utility-scale solar projects in Europe at that time, we did not believe there was a business case for continuing manufacturing operations in Germany or to proceed with the previously announced 2-line plant in France. Additionally, we substantially reduced the size of our operations in Mainz, Germany and elsewhere in Europe. After the closure of our Frankfurt (Oder) manufacturing operations, which was comprised of eight production lines, at the end of 2012, First Solar’s installed manufacturing capacity consists of 24 production lines in Kulim, Malaysia and four production lines in Perrysburg, Ohio.

In connection with these restructuring initiatives, we incurred total charges to operating expense of $5.4 million during the nine months ended September 30, 2013. These total charges consisted of (i) $1.9 million in asset impairments and asset impairment related charges, primarily related to the closure of the Frankfurt (Oder) plants; and (ii) $3.5 million in severance and termination related costs.

The following table summarizes the April 2012 European restructuring amounts remaining as of December 31, 2012, amounts recorded to restructuring expense during the three and nine months ended September 30, 2013, and the remaining balance at September 30, 2013 (in thousands):

April 2012 European Restructuring	Asset Impairments and Related Costs	Severance and Termination Related Costs	Grant Repayments	Total
Ending Balance at December 31, 2012	$16,625	$25,717	$8,400	$50,742
Charges to Income	—	2,347	—	2,347
Change in Estimates	—	—	—	—
Cash Payments	(7,193)	(6,720)	(8,315)	(22,228)
Non-Cash Amounts Including Foreign Exchange Impact	(304)	(718)	(85)	(1,107)
Ending Balance at March 31, 2013	9,128	20,626	—	29,754
Charges to Income	2,170	1,185	—	3,355
Change in Estimates	(945)	(29)	—	(974)
Cash Payments	(6,597)	(13,563)	—	(20,160)
Non-Cash Amounts Including Foreign Exchange Impact	(771)	316	—	(455)
Ending Balance at June 30, 2013	2,985	8,535	—	11,520
Charges to Income	1,981	28	—	2,009
Change in Estimates	(1,320)	(23)	—	(1,343)
Cash Payments	(866)	(4,820)	—	(5,686)
Non-Cash Amounts Including Foreign Exchange Impact	(1,882)	281	—	(1,601)
Ending Balance at September 30, 2013	$898	$4,001	$—	$4,899

Expenses recognized for restructuring activities are presented in “Restructuring and asset impairments” on the condensed consolidated statements of operations. Substantially all expenses related to the April 2012 European restructuring were related to our components segment.

Asset Impairments

On October 3, 2013, we entered into an agreement to sell our facility in Mesa, Arizona. The facility consists of land, a building, and certain fixtures and improvements. The facility currently houses our Operations & Maintenance (“O&M”) capabilities as well as certain equipment and inventory. The facility was originally designed to house a cadmium telluride (“CdTe”) PV module manufacturing factory; however, we never commissioned manufacturing at the facility. As a result of the sales agreement, we have classified the Mesa facility as “Assets held for sale” in the condensed consolidated balance sheet as of September 30, 2013 and recognized a $56.6 million asset impairment charge during the third quarter of 2013, which lowered the book value of the facility to fair value, less costs to sell. We expect the cash proceeds, net of costs to sell to be approximately $115 million.

5. Business Acquisitions

General Electric

In August 2013, we acquired all of the cadmium telluride PV specific intellectual property assets (“GE Intellectual Property”) of General Electric Company (“GE”) pursuant to a Master Transaction Agreement and an Intellectual Property Purchase Agreement (the “Agreements”), by and between First Solar and GE and certain of their subsidiaries. Pursuant to the Agreements, First Solar received the GE Intellectual Property and GE received 1,750,000 shares of First Solar common stock, which had a market value of $83.8 million on August 5, 2013. The GE Intellectual Property included trade secrets, technology, business and technical information and know-how, databases, and other confidential and proprietary information as well as solar manufacturing processes and protocols. The combination of the GE Intellectual Property and our existing manufacturing capacity is expected to further advance CdTe technology and to achieve a more rapid increase in module efficiency.

In connection with applying the acquisition method of accounting, $73.7 million of the purchase price consideration was assigned to an in-process research and development (“IPR&D”) intangible asset at fair value that will be amortized over its useful life upon successful completion of the project or expensed earlier if impaired and $10.1 million was assigned to goodwill. The pro forma effect of this all-stock acquisition was not material to our historical condensed consolidated balance sheets, results of operations or cash flows. Substantially all of the goodwill and intangible assets recorded for this acquisition are deductible for tax purposes.

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

In connection with applying the acquisition method of accounting, $39.1 million of the purchase price consideration was assigned to an IPR&D intangible asset that will be amortized over its useful life upon successful completion of the project or expensed earlier if impaired and $6.1 million was assigned to goodwill.

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

6. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Cash:
Cash	$1,128,573	$889,065
Cash equivalents:
Commercial paper	—	1,500
Money market funds	64,075	10,729
Total cash and cash equivalents	1,192,648	901,294
Marketable securities:
Commercial paper	1,699	1,698
Corporate debt securities	137,033	23,384
Federal agency debt	22,119	29,936
Foreign agency debt	110,261	7,233
Foreign government obligations	25,156	4,142
Supranational debt	39,466	34,181
U.S. government obligations	3,502	2,004
Total marketable securities	339,236	102,578
Total cash, cash equivalents, and marketable securities	$1,531,884	$1,003,872

We have classified our marketable securities as “available-for-sale.” Accordingly, we record them at fair value and account for net unrealized gains and losses as a part of other comprehensive income (loss). We report realized gains and losses on the sale or maturity of our marketable securities in other income (expense), net computed using the specific identification method. We may sell these securities prior to their stated maturities after consideration of our liquidity requirements. We view securities with maturities beyond 12 months as available to support current operations, and accordingly we classify all such securities as current assets under the caption marketable securities in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2013 and 2012, we realized an immaterial amount of gains and losses on the sale or maturities of our marketable securities. See Note 12. “Fair Value Measurements,” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider a marketable security to be impaired when its fair value is less than its cost, in which case we would further review the marketable security to determine whether it is other-than-temporarily impaired. When we evaluate a marketable security for other-than-temporary impairment, we review factors such as the length of time and extent to which its fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, our intent to sell, and whether it is more-likely-than-not that we will be required to sell the marketable security before we have recovered its cost basis. If a marketable security were other-than-temporarily impaired, we would write it down through other income (expense), net to its impaired value and establish that as a new cost basis. We did not identify any of our marketable securities as other-than-temporarily impaired at September 30, 2013 and December 31, 2012.

The following tables summarize the unrealized gains and losses related to our marketable securities, by major security type, as of September 30, 2013 and December 31, 2012 (in thousands):

	As of September 30, 2013
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,699	$—	$—	$1,699
Corporate debt securities	137,181	13	161	137,033
Federal agency debt	22,108	16	5	22,119
Foreign agency debt	110,302	18	59	110,261
Foreign government obligations	25,148	8	—	25,156
Supranational debt	39,481	28	43	39,466
U.S. government obligations	3,498	4	—	3,502
Total	$339,417	$87	$268	$339,236

	As of December 31, 2012
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,697	$1	$—	$1,698
Corporate debt securities	23,358	26	—	23,384
Federal agency debt	29,888	49	1	29,936
Foreign agency debt	7,266	—	33	7,233
Foreign government obligations	4,138	4	—	4,142
Supranational debt	34,110	71	—	34,181
U.S. government obligations	2,000	4	—	2,004
Total	$102,457	$155	$34	$102,578

Contractual maturities of our marketable securities as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	As of September 30, 2013
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$83,696	$37	$33	$83,700
One year to two years	246,998	47	232	246,813
Two years to three years	8,723	3	3	8,723
Total	$339,417	$87	$268	$339,236

	As of December 31, 2012
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$71,225	$67	$32	$71,260
One year to two years	30,707	88	1	30,794
Two years to three years	525	—	1	524
Total	$102,457	$155	$34	$102,578

The net unrealized loss of $0.2 million and net unrealized gain of $0.1 million as of September 30, 2013 and December 31, 2012, respectively, on our marketable securities were primarily the result of changes in interest rates. Our investment policy requires marketable securities to be highly rated and limits the security types, issuer concentration, and duration to maturity of our marketable securities portfolio.

The following table shows gross unrealized losses and estimated fair values for those marketable securities that were in an unrealized loss position as of September 30, 2013 and December 31, 2012, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of September 30, 2013
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$105,519	$161	$—	$—	$105,519	$161
Federal agency debt	6,006	5	—	—	6,006	5
Foreign agency debt	87,914	59	—	—	87,914	59
Foreign government obligations	—	—	—	—	—	—
Supranational debt	20,687	43	—	—	20,687	43
U.S. government obligations	—	—	—	—	—	—
Total	$220,126	$268	$—	$—	$220,126	$268

	As of December 31, 2012
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Federal agency debt	$524	$1	$—	$—	$524	$1
Foreign agency debt	—	—	5,970	33	5,970	33
Total	$524	$1	$5,970	$33	$6,494	$34

7. Restricted Cash and Investments

Restricted cash and investments consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Restricted cash (1)	$164	$184
Restricted investments	278,589	301,216
Restricted cash and investments	$278,753	$301,400

(1)
There was $5.1 million of restricted cash included within prepaid expenses and other current assets at December 31, 2012 primarily related to required cash collateral for certain letters of credit provided for projects under development in foreign jurisdictions.

At September 30, 2013 and December 31, 2012, our restricted investments consisted of long-term marketable securities that we hold through a custodial account to fund the estimated future costs of collecting and recycling modules covered under our solar module collection and recycling program. We have classified our restricted investments as “available-for-sale.” Accordingly, we record them at fair value and account for net unrealized gains and losses as a part of accumulated other comprehensive income (loss). We report realized gains and losses on the maturity or sale of our restricted investments in other income (expense), net computed using the specific identification method. Restricted investments are classified as noncurrent as the underlying accrued solar module collection and recycling liability is also noncurrent in nature.

We fund the estimated collection and recycling obligations incremental to amounts already pre-funded in prior years for the cumulative module sales covered by our solar module collection and recycling program within 90 days of the end of each year, assuming for this purpose a service life of 25 years for our solar modules. To ensure that our collection and recycling program for covered modules is available at all times and the pre-funded amounts are accessible regardless of our financial status in the future (even in the case of our own insolvency), we have established a trust structure (the “Trust”) under which estimated required funds are put into custodial accounts with an established and reputable bank as the investment advisor in the name of the Trust, for which First Solar, Inc., First Solar Malaysia Sdn. Bhd. (“FS Malaysia”), and First Solar Manufacturing GmbH are grantors. Only the trustee can distribute funds from the custodial accounts and these funds cannot be accessed for any purpose other than to cover qualified costs of module collection and recycling, either by us or a third party executing the required collection and recycling services. Investments in this custodial account must meet the criteria of the highest quality investments, such as highly rated government or agency bonds. We closely monitor our exposure to European markets and maintain holdings primarily consisting of German and French sovereign debt securities which are not currently at risk of default. Under the Trust agreements, each year we determine the annual pre-funding requirement (if any) based upon the difference between the current estimated future costs of collecting and recycling all solar modules covered under our program combined with the rate of return restricted investments will earn prior to being utilized to cover qualified collection and recycling costs and amounts already pre-funded in prior years. Based primarily upon reductions in the estimated future costs of collecting and recycling solar modules covered under our program combined with the cumulative amounts pre-funded since the inception of our program, we have determined that no incremental funding was required in the first quarter of 2013 for all historical covered module sales through December 31, 2012.

The following table summarizes unrealized gains and losses related to our restricted investments by major security type as of September 30, 2013 and December 31, 2012 (in thousands):

	As of September 30, 2013
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$199,605	$24,331	$476	$223,460
U.S. government obligations	55,270	2,496	2,637	55,129
Total	$254,875	$26,827	$3,113	$278,589

	As of December 31, 2012
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$188,350	$47,921	$—	$236,271
U.S. government obligations	53,368	11,577	—	64,945
Total	$241,718	$59,498	$—	$301,216

As of September 30, 2013 and December 31, 2012, the contractual maturities of these restricted investments were between 14 years and 23 years and were between 15 years and 24 years, respectively. As of September 30, 2013, the gross unrealized loss of $3.1 million had been in a continuous loss position for less than 12 months.

8. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including employee stock options, restricted and performance stock units, and stock purchase plan shares, unless there is a net loss for the period. In computing diluted earnings per share, we utilize the treasury stock method.

The calculation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Basic net income (loss) per share
Numerator:
Net income (loss)	$195,038	$87,917	$287,778	$(250,516)
Denominator:
Weighted-average common stock outstanding	98,720	86,992	91,751	86,785
Diluted net income (loss) per share
Denominator:
Weighted-average common stock outstanding	98,720	86,992	91,751	86,785
Effect of stock options, restricted and performance stock units, and stock purchase plan shares	1,658	773	1,766	—
Weighted-average shares used in computing diluted net income (loss) per share	100,378	87,765	93,517	86,785

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Per share information — basic:
Net income (loss) per share	$1.98	$1.01	$3.14	$(2.89)

Per share information — diluted:
Net income (loss) per share	$1.94	$1.00	$3.08	$(2.89)

The following number of outstanding employee stock options, restricted and performance stock units and stock purchase plan shares were excluded from the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2013 and 2012 as they would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Anti-dilutive shares	80	1,071	98	1,907

9. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Accounts receivable trade, gross	$157,650	$568,070
Allowance for doubtful accounts	(9,909)	(14,503)
Accounts receivable trade, net	$147,741	$553,567

At September 30, 2013 and December 31, 2012, $21.1 million and $104.5 million, respectively, of our accounts receivable trade, net were collateralized by letters of credit, bank guarantees or other forms of financial security issued by credit worthy financial institutions.

Accounts receivable, unbilled and retainage

Accounts receivable, unbilled and retainage consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Accounts receivable, unbilled	$175,581	$342,587
Retainage	261,192	58,400
Accounts receivable, unbilled and retainage	$436,773	$400,987

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

Inventories

Inventories consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$166,440	$184,006
Work in process	10,837	14,868
Finished goods (solar modules)	265,234	370,422
Inventories	$442,511	$569,296
Inventories — current	$311,700	$434,921
Inventories — noncurrent (1)	$130,811	$134,375

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

Balance of systems parts

Balance of systems parts totaling $139.9 million and $98.9 million as of September 30, 2013 and December 31, 2012, respectively, represent mounting, electrical and other construction parts purchased for solar power plants to be constructed or currently under construction, which we hold title to and are not yet installed in a solar power plant. These parts include posts, tilt brackets, tables, harnesses, combiner boxes, inverters, cables, tracker equipment and other parts we purchase or assemble for the solar power plants we construct. Balance of systems parts does not include any solar modules that we manufacture. We carry these parts at the lower of cost or market, with market being based primarily on recoverability through installation in a solar power system.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Prepaid expenses	$27,794	$39,582
Derivative instruments	2,998	7,230
Deferred costs of goods sold	1,544	96,337
Other current assets	54,947	64,219
Prepaid expenses and other current assets	$87,283	$207,368

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Buildings and improvements	$341,976	$446,133
Machinery and equipment	1,369,539	1,415,632
Office equipment and furniture	123,203	117,228
Leasehold improvements	47,370	49,367
Depreciable property, plant and equipment, gross	1,882,088	2,028,360
Accumulated depreciation	(880,554)	(803,501)
Depreciable property, plant and equipment, net	1,001,534	1,224,859
Land	10,656	22,256
Construction in progress	179,106	51,133
Stored assets (1)	206,488	227,134
Property, plant and equipment, net	$1,397,784	$1,525,382

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

Depreciation of property, plant and equipment was $60.0 million and $176.0 million for the three and nine months ended September 30, 2013, respectively, and was $65.6 million and $202.3 million for the three and nine months ended September 30, 2012, respectively.

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

See Note 4. “Restructuring and Asset Impairments,” for more information on the long-lived asset impairments and grant repayments related to our April 2012 European restructuring.

Capitalized interest

We capitalized interest costs incurred into property, plant and equipment or project assets as follows during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest cost incurred	$(2,907)	$(4,254)	$(9,349)	$(20,304)
Interest cost capitalized —– property, plant and equipment	836	715	1,882	3,538
Interest cost capitalized —– project assets	1,796	637	5,567	5,572
Interest expense, net	$(275)	$(2,902)	$(1,900)	$(11,194)

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

Project assets and deferred project costs consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Project assets — land	$523	$9,164
Project assets — development costs including project acquisition costs	448,490	157,489
Project assets — construction costs	44,389	192,171
Project assets — projects in commercial operation under project PPAs	63,925	—
Project assets	$557,327	$358,824
Deferred project costs — current	$752,241	$21,390
Deferred project costs — non-current	33,570	486,654
Deferred project costs	785,811	$508,044
Total project assets and deferred project costs	$1,343,138	$866,868

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

The property company is considered a variable interest entity and our previous ownership interest in and our loan to the property company were considered variable interests. We accounted for our investment in the property company under the equity method of accounting as we concluded we were not the primary beneficiary as we did not have the power to make decisions for the most significant activities of the property company. We had no remaining ownership interest or equity method investment balance related to the property company as of September 30, 2013.

Other assets

Other assets consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Note receivable (1)	$9,485	$9,260
Income taxes receivable	7,501	7,258
Deferred rent	21,274	21,570
Investments in unconsolidated affiliates and joint ventures (2)	17,382	5,073
Intangible assets, net (3)	116,649	3,735
Other	8,388	9,556
Other assets	$180,679	$56,452

(1) On April 8, 2009, we entered into a credit facility agreement with a solar power project entity of one of our customers for an available amount of €17.5 million to provide financing for a PV solar power system. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8% per annum payable quarterly, with the full amount due on December 31, 2026. As of September 30, 2013 and December 31, 2012, the balance on this credit facility was €7.0 million ($9.5 million and $9.3 million, respectively at the balance sheet dates).

(2) Joint ventures or other business arrangements with strategic partners are a key part of our Long Term Strategic Plan, and we have begun initiatives in several markets using such arrangements to expedite our penetration of those markets and establish relationships with potential customers and policymakers. Some of these business arrangements have and are expected in the future to involve significant investments or other allocations of capital on our part. Investments in unconsolidated entities over which we have significant influence are accounted for under the equity method of accounting. Investments in entities in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. We made $3.0 million and $17.9 million of cash investments in unconsolidated entities during the three and nine months ended September 30, 2013 primarily related to furthering our goal of expanding our service and product offerings and developing partnerships in new markets. The following table summarizes our equity and cost method investments as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Equity method investments	$12,200	$—
Cost method investments	5,182	5,073
Investments in unconsolidated affiliates and joint ventures	$17,382	$5,073

(3) Intangible assets includes those assets acquired primarily as part of our GE and TetraSun acquisitions described in Note 5. “Business Acquisitions” and our internally-generated intangible assets, substantially all of which are patents on technologies related to our products and production processes. We record an asset for patents, after the patent has been issued, based on the legal, filing, and other costs incurred to secure them. We amortize intangible assets on a straight-line basis over their estimated useful lives once the intangible assets meet the criteria to be amortized. $112.8 million of the $122.6 million of intangible assets, gross as of September 30, 2013 consists of IPR&D related to assets that were acquired as part of the TetraSun and GE acquisitions. Such assets will be amortized over their estimated useful lives upon successful completion of the project or expensed earlier if impaired. The following table summarizes our intangible assets at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Intangible assets, gross	$122,639	$9,139
Accumulated amortization	(5,990)	(5,404)
Intangible assets, net	$116,649	$3,735

Goodwill

Goodwill, summarized by relevant operating segment, consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	Components	Systems	Consolidated
Ending balance December 31, 2012	$—	$65,444	$65,444
Goodwill from acquisitions	16,152	3,389	19,541
Ending balance September 30, 2013	$16,152	$68,833	$84,985

Goodwill represents the excess of the purchase price of acquired business over the estimated fair value assigned to the individual assets acquired and liabilities assumed. We do not amortize goodwill, but instead are required to test goodwill for impairment at least annually in the fourth quarter, and if necessary, we would record any impairment in accordance with ASC 350, Intangibles - Goodwill and Other. We will perform an impairment test between scheduled annual tests if facts and circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit that has goodwill is less than its carrying value.

Accrued expenses

Accrued expenses consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Accrued compensation, benefits and severance	$44,887	$105,677
Accrued property, plant and equipment	35,167	20,564
Accrued inventory and balance of systems parts	49,681	52,408
Accrued project assets and deferred project costs	72,653	76,133
Product warranty liability (Note 14)	49,743	90,581
Accrued expenses in excess of normal product warranty liability and related expenses (1)	48,430	75,020
Other	63,984	134,050
Accrued expenses	$364,545	$554,433

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

Other current liabilities

Other current liabilities consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Deferred revenue	$373	$2,056
Derivative instruments	5,569	5,825
Deferred tax liabilities	—	2,226
Billings in excess of costs and estimated earnings (1)	85,169	2,422
Contingent consideration	21,705	—
Other	19,198	21,824
Other current liabilities	$132,014	$34,353

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

Other liabilities

Other liabilities consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Product warranty liability (Note 14)	$139,935	$101,015
Other taxes payable	116,459	102,599
Billings in excess of costs and estimated earnings (1)	35,855	47,623
Contingent consideration	72,801	—
Other	48,450	40,979
Other liabilities	$413,500	$292,216

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

Payments and billings for deferred project costs

Payments and billings for deferred project costs - current totaling $888.1 million and $94.5 million at September 30, 2013 and December 31, 2012, respectively and payments and billings for deferred project costs - noncurrent totaling $10.5 million and $636.5 million at September 30, 2013 and December 31, 2012, respectively represent customer payments received or customer billings made under the terms of solar power project related sales contracts for which all revenue recognition criteria for real estate transactions have not yet been met. The associated solar power project related costs are included as deferred project costs. We classify such amounts as current or non current depending upon when all revenue recognition criteria are expected to be met, consistent with the classification of the associated deferred project costs.

Contingent Consideration

In connection with TetraSun and Solar Chile acquisitions we agreed to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted project and module shipment volume milestones. We have recognized $0.5 million and $22.6 million of current and long-term liabilities, respectively, for these contingent obligations based on their estimated fair value at the date of acquisition.

As we continue to execute on our Long Term Strategic Plan, we continually seek to make additions to our advance stage project pipeline. We are actively developing our early to mid-stage project pipeline in order to secure PPAs and we are also pursuing opportunities to acquire advance-stage projects, which already have PPAs in place. In connection with these project acquisitions we agreed to pay additional amounts to project sellers upon achievement of project related milestones such as obtaining permits, reaching certain construction stages and project completion. We recognize and accrue for an estimated project acquisition contingent liability when we determine that such liability is both probable and reasonably estimable. As of September 30, 2013, we have recorded $21.2 million and $50.2 million of current and long-term liabilities, respectively, for these contingent obligations.

10. Percentage-of-Completion Changes in Estimates

We recognize revenue for certain systems business sales arrangements under the percentage-of-completion method as discussed further in Note 2. “Summary of Significant Accounting Policies.” The percentage-of-completion method of revenue recognition requires us to prepare estimates of contracted revenues and costs to complete our projects. In making such estimates, management judgments are required to evaluate significant assumptions including the cost of materials and labor, expected labor productivity, the impact of potential variances in schedule completion, the amount of net contract revenues and the impact of any penalties, claims, change orders, or performance incentives. If estimated total costs on any contract are greater than the contract revenues, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of the changes in estimates related to contract revenues and costs to complete contracts are recognized in the period in which the revised estimates are identified and can be reasonably estimated. The effect of the changes in estimates on future periods is recognized as if the revised estimates had been used since entering into the sales arrangements.

Changes in estimates for systems business sales arrangements accounted for under the percentage-of-completion method occur for a variety of reasons including but not limited to (i) changes in estimates to reflect actuals, (ii) construction plan acceleration or delays, (iii) module pricing forecasts, and (iv) change orders from customers. Changes in estimates could have a material effect on our condensed consolidated statements of operations. The table below outlines the impact on gross profit of the aggregate net changes in systems business contract estimates, both increases and (decreases), in the periods presented as well as the number of projects that comprise such aggregate net changes in estimates. For purposes of the below table, we only include projects that have a net impact on gross profit from changes in estimates of at least $1.0 million during a period. Also included in the table below is the net change in estimates as a percentage of the aggregate gross profit for such projects for each period.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Number of projects	4	4	6	8
Increases (decreases) in gross profit resulting from net changes in estimates (in thousands)	$8,166	$(4,041)	$3,638	$21,968
Net change in estimates as percentage of aggregate gross profit for associated projects	0.4%	(0.2)%	0.2%	1.3%

11. Derivative Financial Instruments

As a global company, we are exposed in the normal course of business to interest rate and foreign currency risks that could affect our consolidated net assets, financial position, results of operations, and cash flows. We use derivative instruments to hedge against such risks, and we only hold derivative instruments for hedging purposes, not for speculative or trading purposes.

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

The following tables present the fair value of derivative instruments included in our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$—	$1,890	$869
Cross-currency swap contract	—	1,495	5,983
Interest rate swap contracts	—	396	437
Total derivatives designated as hedging instruments	$—	$3,781	$7,289

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$2,998	$1,788	$—
Total derivatives not designated as hedging instruments	$2,998	$1,788	$—
Total derivative instruments	$2,998	$5,569	$7,289

	December 31, 2012
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$2,121	$—	$—
Cross-currency swap contract	—	316	1,582
Interest rate swap contracts	—	473	994
Total derivatives designated as hedging instruments	$2,121	$789	$2,576

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	$5,109	$5,036	$—
Total derivatives not designated as hedging instruments	$5,109	$5,036	$—
Total derivative instruments	$7,230	$5,825	$2,576

The impact of offsetting balances associated with derivative instruments designated as hedging instruments under ASC 815 is shown below (in thousands):

	September 30, 2013
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$(2,759)	—	(2,759)	—	—	$(2,759)
Cross-currency swap contracts	$(7,478)	—	(7,478)	—	—	$(7,478)
Interest rate swap contracts	$(833)	—	(833)	—	—	$(833)

	December 31, 2012
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$2,121	—	2,121	—	—	$2,121
Cross-currency swap contracts	$(1,898)	—	(1,898)	—	—	$(1,898)
Interest rate swap contracts	$(1,467)	—	(1,467)	—	—	$(1,467)

The following tables present the amounts related to derivative instruments designated as cash flow hedges under ASC 815 affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Foreign Exchange Forward Contracts	Interest Rate Swap Contract	Cross Currency Swap Contract	Total
Balance in other comprehensive income (loss) at December 31, 2012	$8,980	$(1,467)	$(8,031)	$(518)
Amounts recognized in other comprehensive income (loss)	4,135	100	(1,604)	2,631
Amounts reclassified to net sales as a result of forecasted transactions being probable of not occurring	(13,115)	—	—	(13,115)
Amounts reclassified to earnings impacting:
Foreign currency loss	—	—	1,974	1,974
Interest expense	—	209	85	294
Balance in other comprehensive income (loss) at March 31, 2013	$—	$(1,158)	$(7,576)	$(8,734)
Amounts recognized in other comprehensive income (loss)	—	2	(313)	(311)
Amounts reclassified to earnings impacting:
Foreign currency loss	—	—	2,912	2,912
Interest expense	—	196	106	302
Balance in other comprehensive income (loss) at June 30, 2013	$—	$(960)	$(4,871)	$(5,831)
Amounts recognized in other comprehensive income (loss)	(1,753)	(89)	(2,422)	(4,264)
Amounts reclassified to earnings impacting:
Foreign currency loss	—	—	1,247	1,247
Interest expense	—	216	129	345
Balance in other comprehensive income (loss) at September 30, 2013	$(1,753)	$(833)	$(5,917)	$(8,503)

	Foreign Exchange Forward Contracts	Interest Rate Swap Contracts	Cross Currency Swap Contract	Total
Balance in other comprehensive income (loss) at December 31, 2011	$33,751	$(2,571)	$(5,899)	$25,281
Amounts recognized in other comprehensive income (loss)	(11,341)	(914)	4,347	(7,908)
Amounts reclassified to earnings impacting:
Net sales	(6,710)	—	—	(6,710)
Foreign currency gain	—	—	(5,003)	(5,003)
Interest expense	—	244	71	315
Balance in other comprehensive income (loss) at March 31, 2012	$15,700	$(3,241)	$(6,484)	$5,975
Amounts recognized in other comprehensive income (loss)	5,825	(334)	(5,989)	(498)
Amounts reclassified to net sales as a result of forecasted transactions being probable of not occurring	(3,385)	—	—	(3,385)
Amounts reclassified to earnings impacting:
Foreign currency loss	—	—	5,382	5,382
Interest expense	—	2,084	131	2,215
Balance in other comprehensive income (loss) at June 30, 2012	$18,140	$(1,491)	$(6,960)	$9,689
Amounts recognized in other comprehensive income (loss)	(7,002)	(301)	3,568	(3,735)
Amounts reclassified to net sales as a result of forecasted transactions being probable of not occurring	(987)	—	—	(987)
Amounts reclassified to earnings impacting:
Net sales	(1,593)	—	—	(1,593)
Foreign currency gain	—	—	(5,654)	(5,654)
Interest expense	—	192	85	277
Balance in other comprehensive income (loss) at September 30, 2012	$8,558	$(1,600)	$(8,961)	$(2,003)

We recorded immaterial amounts related to ineffective portions of our derivative instruments designated as cash flow hedges during the three and nine months ended September 30, 2013 and 2012 directly to other income (expense), net. In addition, we recognized unrealized losses of $1.0 million and $1.4 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within other income (expense), net during the three and nine months ended September 30, 2013, respectively. We recognized unrealized losses of $0.2 million and gains of $1.7 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within other income (expense), net during the three and nine months ended and September 30, 2012, respectively.

The following table presents the amounts related to derivative instruments not designated as hedges under ASC 815 affecting our condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Derivatives not designated as hedging instruments under ASC 815:	Location of Gain (Loss) Recognized in Income on Derivatives	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Foreign exchange forward contracts	Foreign currency gain (loss)	$2,005	$3,857	$3,868	$2,334
Foreign exchange forward contracts	Cost of sales	$(1,793)	$(257)	$(2,566)	$(995)
Foreign exchange forward contracts	Net Sales	$(342)	$—	$5,324	$—

Interest Rate Risk

We use cross-currency swap and interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use such swap contracts for speculative or trading purposes.

On September 30, 2011, we entered into a cross-currency swap contract to hedge the floating rate foreign currency denominated loan under our Malaysian Ringgit Facility Agreement. This swap had an initial notional value of Malaysian Ringgit (“MYR”) MYR 465.0 million and entitles us to receive a three-month floating Kuala Lumpur Interbank Offered Rate (“KLIBOR”) interest rate, and requires us to pay a fixed U.S. dollar rate of 3.495%. Additionally, this swap hedges the foreign currency risk of the Malaysian Ringgit denominated principal and interest payments as we make swap payments in U.S. dollars and receive swap payments in Malaysian Ringgits at a fixed exchange rate 3.19 MYR to USD. The notional amount of the swap is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of September 30, 2013 and December 31, 2012, the notional value of this cross-currency swap agreement was MYR 387.5 million and MYR 465.0 million, respectively. This swap is a derivative instrument that qualifies for accounting as a cash flow hedge in accordance with ASC 815 and we designated it as such. We determined that this swap was highly effective as a cash flow hedge at September 30, 2013 and December 31, 2012. For the three and nine months ended September 30, 2013 and September 30, 2012, there were immaterial amounts of ineffectiveness from this cash flow hedge.

On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian Credit Facility, which became effective on September 30, 2009 with an initial notional value of €57.3 million and pursuant to which we are entitled to receive a six-month floating Euro Interbank Offered Rate (“EURIBOR”) interest rate, and are required to pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of September 30, 2013 and December 31, 2012, the notional value of this interest rate swap contract was €19.7 million and €29.1 million, respectively. This derivative instrument qualifies for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at September 30, 2013 and December 31, 2012. For the three and nine months ended September 30, 2013 and September 30, 2012, there were immaterial amounts of ineffectiveness from this cash flow hedge.

In the following 12 months, we expect to reclassify to earnings $1.9 million of net unrealized losses related to swap contracts that are included in accumulated other comprehensive income (loss) at September 30, 2013 as we realize the earnings effect of the underlying loans. The amount we ultimately record to earnings will depend on the actual interest rates and foreign exchange rate when we realize the earnings effect of the underlying loans.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of the subsidiaries of our business to have material future cash flows, including net sales and expenses that will be denominated in currencies other than the subsidiaries’ functional currency. Our primary cash flow exposures are net sales and expenses. Changes in the exchange rates between our subsidiaries’ functional currency and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of September 30, 2013 and December 31, 2012, these foreign exchange forward contracts hedged our forecasted cash flows for up to 1.8 years and 3 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of the derivative’s unrealized gain or loss in accumulated other comprehensive income (loss) and subsequently reclassify amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges at September 30, 2013 and at December 31, 2012. During the nine months ended September 30, 2013 and 2012, we did not discontinue any cash flow hedges because a hedging relationship was no longer highly effective.

During the three months ended September 30, 2013 we purchased foreign exchange forward contracts to hedge the exchange risk on forecasted cash flows denominated in Australian dollars. As of September 30, 2013 and December 31, 2012, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

September 30, 2013

Currency	Notional Amount	USD Equivalent
Australian dollar	AUD 148.9	$138.7

December 31, 2012

Currency	Notional Amount	USD Equivalent
Canadian dollar	CAD 192.0	$195.1

As of September 30, 2013, the net unrealized loss on these contracts was $1.8 million. As of December 31, 2012, the net unrealized gain on these contracts was $9.0 million.

In the following 12 months, we expect to reclassify to earnings $1.2 million of net unrealized losses related to AUD forward contracts that are included in accumulated other comprehensive income (loss) at September 30, 2013 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rate when we realize the related forecasted transactions.

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

We purchase foreign exchange forward contracts to economically hedge balance sheet and other exposures related to transactions with third parties. Such contracts are considered economic hedges and do not qualify for hedge accounting under ASC 815. We recognize gains or losses from the fluctuation in foreign exchange rates and the fair value of these derivative contracts in “Net sales”, “Cost of sales”, and “Foreign currency gain (loss)” on our condensed consolidated statements of operations, depending on where the gain or loss from the economically hedged item is classified on our condensed consolidated statements of operations. As of September 30, 2013 and December 31, 2012 the total net unrealized gain on our economic hedge foreign exchange forward contracts was $1.2 million and $0.1 million, respectively. As these amounts do not qualify for hedge accounting, changes in fair value related to such derivative instruments are recorded directly to earnings. These contracts have maturities of less than three months.

As of September 30, 2013 and December 31, 2012, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting under ASC 815 were as follows (notional amounts and U.S. dollar equivalents in millions):

September 30, 2013
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€85.6	$116.0
Sell	Euro	€79.8	$108.1
Purchase	Australian dollar	AUD 2.4	$2.2
Sell	Australian dollar	AUD 10.9	$10.2
Purchase	Malaysian ringgit	MYR 114.6	$35.5
Sell	Malaysian ringgit	MYR 43.5	$13.5
Sell	Canadian dollar	CAD 33.0	$32.0
Purchase	Chinese yuan	CNY 26.0	$4.2
Sell	Chinese yuan	CNY 13.0	$2.1
Sell	Japanese yen	JPY 475.0	$4.8

December 31, 2012
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€128.7	$170.2
Sell	Euro	€134.2	$177.5
Sell	Australian dollar	AUD 8.5	$8.8
Purchase	Malaysian ringgit	MYR 136.4	$45.0
Sell	Malaysian ringgit	MYR 36.0	$11.9
Purchase	Canadian dollar	CAD 22.4	$22.6
Sell	Canadian dollar	CAD 15.8	$16.0

12. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•
Cash equivalents. At September 30, 2013 and December 31, 2012, our cash equivalents consisted of commercial paper and money market mutual funds. We value our commercial paper cash equivalents using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as Level 2. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities and restricted investments. At September 30, 2013 and December 31, 2012, our marketable securities consisted of commercial paper, corporate debt securities, federal and foreign agency debt, foreign government obligations, supranational debt and U.S. government obligations, and our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities and restricted investments using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We also consider the effect of our counterparties’ credit standings in these fair value measurements.

•
Derivative assets and liabilities. At September 30, 2013 and December 31, 2012, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies, interest rate swap contracts involving a benchmark of interest rates, and a cross-currency swap including both. Since our derivative assets and liabilities are not traded on an exchange, we value them using industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our own credit standing and that of our counterparties in our fair value measurements of our derivative assets and liabilities, respectively.

At September 30, 2013 and December 31, 2012, the fair value measurements of our assets and liabilities that we measure on a recurring basis were as follows (in thousands):

	As of September 30, 2013
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$—	$—	$—	$—
Money market funds	64,075	64,075	—	—
Marketable securities:
Commercial paper	1,699	—	1,699	—
Corporate debt securities	137,033	—	137,033	—
Federal agency debt	22,119	—	22,119	—
Foreign agency debt	110,261	—	110,261	—
Foreign government obligations	25,156	—	25,156	—
Supranational debt	39,466	—	39,466	—
U.S. government obligations	3,502	—	3,502	—
Restricted investments (excluding restricted cash)	278,589	—	278,589	—
Derivative assets	2,998	—	2,998	—
Total assets	$684,898	$64,075	$620,823	$—
Liabilities:
Derivative liabilities	$12,858	$—	$12,858	$—

	As of December 31, 2012
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$1,500	$—	$1,500	$—
Money market funds	10,729	10,729	—	—
Marketable securities:
Commercial paper	1,698	—	1,698	—
Corporate debt securities	23,384	—	23,384	—
Federal agency debt	29,936	—	29,936	—
Foreign agency debt	7,233	—	7,233	—
Foreign government obligations	4,142	—	4,142	—
Supranational debt	34,181	—	34,181	—
U.S. government obligations	2,004	—	2,004	—
Restricted investments (excluding restricted cash)	301,216	—	301,216	—
Derivative assets	7,230	—	7,230	—
Total assets	$423,253	$10,729	$412,524	$—
Liabilities:
Derivative liabilities	$8,401	$—	$8,401	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial and derivative instruments at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities	$339,236	$339,236	$102,578	$102,578
Foreign exchange forward contract assets	$2,998	$2,998	$7,230	$7,230
Restricted investments (excluding restricted cash)	$278,589	$278,589	$301,216	$301,216
Note receivable, affiliate	$—	$—	$17,725	$17,723
Notes receivable — noncurrent	$9,485	$9,432	$9,260	$9,371
Liabilities:
Long-term debt, including current maturities	$229,214	$230,331	$562,572	$565,879
Interest rate swap contract liabilities	$833	$833	$1,467	$1,467
Cross-currency swap contract liabilities	$7,478	$7,478	$1,898	$1,898
Foreign exchange forward contract liabilities	$4,547	$4,547	$5,036	$5,036

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

13. Debt

Our long-term debt consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

			Balance (USD)
Loan Agreement	Maturity	Loan Denomination	September 30, 2013	December 31, 2012
Revolving Credit Facility (1)	July 2018 (Tranche A) October 2015 (Tranche B)	USD	$—	$270,000
Malaysian Ringgit Facility Agreement	September 2018	MYR	120,064	151,901
Malaysian Euro Facility Agreement	April 2018	EUR	54,248	58,255
Malaysian Facility Agreement	March 2016	EUR	54,657	78,657
Director of Development of the State of Ohio		USD	—	4,527
Capital lease obligations	various	various	2,156	1,955
Long-term debt principal			$231,125	$565,295
Less unamortized discount			(1,911)	(2,723)
Total long-term debt			$229,214	$562,572
Less current portion			(60,329)	(62,349)
Noncurrent portion			$168,885	$500,223

(1) Maturity dates reflect July 15, 2013 amendment to Revolving Credit Facility

Revolving Credit Facility

Our credit agreement with several financial institutions as lenders, JPMorgan Securities LLC and Bank of America Securities LLC as joint-lead arrangers and bookrunners and JPMorgan Chase Bank, N.A. as administrative agent (“Revolving Credit Facility”) provides FSI with a senior secured credit facility with an aggregate available amount of $600.0 million, with the right to request an increase up to $750.0 million, subject to certain conditions. Borrowings under the Revolving Credit Facility bear interest at (i) the LIBOR (adjusted for Eurocurrency reserve requirements) plus a margin of 2.25% or (ii) a base rate as defined in the credit agreement plus a margin of 1.25%, depending on the type of borrowing requested by us. These margins are subject to adjustments depending on our consolidated leverage ratio.

The facility allows for us to obtain letters of credit of up to $600.0 million denominated in U.S. Dollars, Euros, Canadian Dollars, and British Pound Sterling. The facility also allows for us to obtain letters of credit denominated in currencies other than U.S. Dollars, Euros, Canadian Dollars, and British Pound Sterling with the consent of the applicable issuing lender (as defined in the credit agreement); provided that the dollar equivalent of the aggregate amount of the obligation attributable to letters of credit denominated in such alternative currencies shall not exceed $300.0 million at any time. At September 30, 2013, $0.0 million of borrowings were outstanding and $166.9 million of letters of credit were outstanding, leaving us with availability of $433.1 million. Proceeds from borrowings under the Revolving Credit Facility may be used for working capital including project development and construction costs and other general corporate purposes.

The Revolving Credit Facility contains financial covenants including: a leverage ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. We are also subject to customary non-financial covenants. We were in compliance with these covenants as of September 30, 2013.

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

In connection with the Amendment, we entered into an Amended and Restated Guarantee and Collateral Agreement. Loans and letters of credit issued under the Revolving Credit Facility are jointly and severally, unconditionally and irrevocably guaranteed by First Solar Inc., First Solar Electric, LLC, First Solar Electric (California), Inc. and First Solar Development, LLC and are secured by security interest in substantially all of the grantors’ tangible and intangible assets other than certain excluded assets.

Malaysian Ringgit Facility Agreement

FS Malaysia, our indirect wholly owned subsidiary, has entered into a credit facility agreement (“Malaysian Ringgit Facility Agreement”), among FSI as guarantor, CIMB Investment Bank Berhad, Maybank Investment Bank Berhad, and RHB Investment Bank Berhad as arrangers with CIMB Investment Bank Berhad also acting as facility agent and security agent, and the original lenders party thereto. The loans made to FS Malaysia are secured by, among other things FS Malaysia’s leases over the leased lots on which our fifth and sixth manufacturing plants in Kulim, Malaysia (“Plants 5 and 6”) are located and all plant, machinery and equipment purchased by FS Malaysia with the proceeds of the facility or otherwise installed in or utilized in Plants 5 and 6, to the extent not financed, or subject to a negative pledge under a separate financing facility related to Plants 5 and 6. In addition, FS Malaysia’s obligations under the Malaysian Ringgit Facility Agreement are guaranteed, on an unsecured basis, by First Solar Inc., (“FSI”). At September 30, 2013, buildings, machinery and equipment and land leases with net book values of $228.5 million were pledged as collateral for this loan.

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

Malaysian Facility Agreement

FS Malaysia, our indirect wholly owned subsidiary, has entered into an export financing facility agreement (“Malaysian Facility Agreement”) with a consortium of banks. In connection with the Malaysian Facility Agreement, all of FS Malaysia’s obligations are secured by a first party, first legal charge over the machinery and equipment financed by the credit facilities, and any other documents, contracts and agreements related to that machinery and equipment. Also in connection with the agreement, any payment claims of FSI against FS Malaysia are subordinated to the claims of the lenders. At September 30, 2013, machinery and equipment with a net book value of $63.5 million was pledged as collateral for these loans.

Malaysian Long-Term Debt Covenants

The Malaysian Ringgit Facility Agreement, Malaysian Euro Facility Agreement, and Malaysian Facility Agreement (the “Malaysia Facilities”) contain negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to incur indebtedness, create liens, effect asset sales, engage in reorganizations, issue guarantees, and make loans. In addition, the Malaysia Facilities include financial covenants relating to net total leverage ratio, interest coverage ratio, total debt to equity ratio, debt service coverage ratio, and tangible net worth. The Malaysia Facilities also contain certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with each of the Malaysia Facilities as of September 30, 2013.

Director of Development of the State of Ohio

During the third quarter of 2013, the loan was paid off in full.

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

Our long-term debt borrowing rates as of September 30, 2013 were as follows:

Loan Agreement	Borrowing Rate at September 30, 2013
Revolving Credit Facility	2.43%
Malaysian Ringgit Facility Agreement	KLIBOR plus 2.00% (2)
Malaysian Euro Facility Agreement	EURIBOR plus 1.00%
Malaysian Facility Agreement (1)	Fixed rate facility at 4.54%
Floating rate facility at EURIBOR plus 0.55% (2)
Capital lease obligations	Various

(1)	Outstanding balance split equally between fixed and floating rates.

(2)	Interest rate hedges have been entered into relating to these variable rates. See Note 11. “Derivative Financial Instruments,” to our condensed consolidated financial statements.

Future Principal Payments

At September 30, 2013, the future principal payments on our long-term debt, excluding payments related to capital leases, were due as follows (in thousands):

Remainder of 2013	$5,852
2014	59,806
2015	59,806
2016	37,973
2017	35,300
Thereafter	30,232
Total long-term debt future payments	$228,969

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

Loan Guarantees

At September 30, 2013 and December 31, 2012, our only loan guarantees were guarantees of our own long-term debt, as disclosed in Note 13. “Debt,” to these condensed consolidated financial statements.

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit, surety bonds, and bank guarantees to provide financial and performance assurance to third parties. Our Revolving Credit Facility provides us the capacity to issue up to $600.0 million in letters of credit at a fee equal to the applicable margin for Eurocurrency revolving loans and a fronting fee. As of September 30, 2013, we had $166.9 million in letters of credit issued under the Revolving Credit Facility with a remaining availability of $433.1 million, all of which can be used for the issuance of letters of credit. The substantial majority of these letters of credit were supporting our systems business projects. As of September 30, 2013, we had $41.8 million in bank guarantees and letters of credit issued outside of our Revolving Credit Facility, some of which were posted by certain of our foreign subsidiaries and $118.3 million in surety bonds outstanding primarily for our systems business projects.

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

Product warranty activities during the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Product warranty liability, beginning of period	$189,257	$181,889	$191,596	$157,742
Accruals for new warranties issued	10,260	14,354	28,709	25,967
Settlements	(11,176)	(24,152)	(30,586)	(40,749)
Changes in estimate of product warranty liability (1)	1,337	5,123	(41)	34,254
Product warranty liability, end of period	$189,678	$177,214	$189,678	$177,214
Current portion of warranty liability	$49,743	$82,795	$49,743	$82,795
Noncurrent portion of warranty liability	$139,935	$94,419	$139,935	$94,419

(1)
Changes in estimate of product warranty liability during the nine months ended September 30, 2012 includes increases to our best estimate of $22.6 million partially related to a net increase in the expected number of replacement modules required for certain remediation efforts related to the manufacturing excursion that occurred between June 2008 and June 2009. Such estimated increase was primarily due to the completion of the analysis on certain outstanding claims as of December 31, 2011. Additionally, the remaining increase was primarily related to a change in estimate for the market value of the modules that we estimated would be returned to us under the voluntary remediation efforts that would meet the required performance standards to be re-sold as refurbished modules.

At September 30, 2013, our accrued liability for product warranty was $189.7 million. We have historically estimated our product warranty liability for power output and defects in materials and workmanship under normal use and service conditions to have an estimated warranty return rate of approximately 3% of modules covered under warranty. A 1 percentage point change in estimated warranty return rate would change our estimated warranty liability by approximately $53.5 million.

Systems Project Sale Rescission

From time to time under the sales agreements for a limited number of our solar power projects, we may be required to rescind the sale of such projects if certain events occur, such as not achieving commercial operation of the project within a certain timeframe. As of September 30, 2013 one of our sold projects was subject to such a conditional rescission clause.

For any sales agreements that have such conditional rescission clauses, in accordance with ASC 360, we will not recognize revenue on such sales agreements until the conditional rescission clauses are of no further force or effect and all other necessary revenue recognition criteria have been met.

Solar Module Collection and Recycling Liability

We have established a voluntary module collection and recycling program to collect and recycle modules covered here under such program once these modules have reached the end of their useful lives. We include a description of our module collection and recycling obligations in our customer sales contracts for modules covered under the program. For modules covered under this program, we agree to cover the costs for the collection and recycling of solar modules and the end-users agree to notify us, disassemble their solar power systems, package the solar modules for shipment, and revert ownership rights over the modules back to us at the end of the modules’ service lives.

At the time of sale, we record our collection and recycling obligation based on the estimated present value of the cost to collect and recycle covered solar modules within cost of sales. We estimate the cost of our collection and recycling obligations based on the present value of the expected probability of weighted future cost of collecting and recycling the solar modules, which includes estimates for the cost of packaging the solar modules for transport, the cost of freight from the solar module installation sites to a recycling center, the material, labor, capital costs, and scale of recycling centers, and an estimated third-party profit margin and return on risk for collection and recycling services. We base this estimate on (i) our experience collecting and recycling our solar modules and on our expectations about future developments in recycling technologies and processes, (ii) economic conditions at the time the solar modules will be collected and recycled, and (iii) the expected timing of when our solar modules will be returned for recycling. In the periods between the time of our sales and the settlement of our collection and recycling obligations, we accrete the carrying amount of the associated liability by applying the discount rate used for its initial measurement. We classify accretion as an operating expense within selling, general and administrative expense on our condensed consolidated statement of operations. We periodically review our estimates of the expected future recycling costs and may adjust our liability accordingly.

During the third quarter of 2013 we completed an annual cost study of estimated future collection and recycling costs and adjusted our estimates which resulted in a reduction to our end-of-life recycling obligation. We now have high volume operational cost data from our latest recycling technology that provides a longer-term representation of actual costs to compare against our estimates. Based on this actual operational run data and recycling operational improvements made throughout the year, we have reduced our estimated future collection and recycling cost per module. The lower cost was then applied against our previously sold modules, resulting in the lower obligation. As a result, we reduced our module collection and recycling liability which was reflected as a decrease in costs of sales of $43.3 million and a decrease in accretion expense (in selling general and administrative costs) of $4.5 million during the three months ended September 30, 2013.

Our module collection and recycling liabilities totaled $214.3 million at September 30, 2013 and $212.8 million at December 31, 2012. A 1 percentage point increase in our annualized inflation rate used in our estimated future collection and recycling cost per module would increase our liability by $54.0 million and a 1 percentage point decrease in that rate would decrease our liability by $41.6 million.

See Note 7. “Restricted Cash and Investments,” to our condensed consolidated financial statements for more information about our arrangements for funding of this liability.

Legal Proceedings

Legal Matters

We are party to legal matters and claims that are normal in the course of our operations. While we believe that the ultimate outcome of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows, the outcome of these matters is not determinable with certainty and negative outcomes may adversely affect us.

SEC Action

On September 23, 2011, the Company informed the staff of the Securities and Exchange Commission (the “SEC”) that the Company was commencing an internal investigation regarding a possible violation of Regulation FD. The possible violation arose in connection with disclosures on September 21, 2011, relating to the failure of the Topaz Solar Farm project to meet the statutory deadline to receive a federal loan guarantee from the US Department of Energy. This internal investigation was conducted on behalf of the Company’s board of directors by independent outside counsel. Following completion of the internal investigation, the Company appointed a new Vice President of Investor Relations. The SEC, pursuant to an order dated November 17, 2011, commenced an investigation into the matter, and the Company has cooperated with the SEC during the course of its investigation. On September 3, 2013, the SEC informed the Company that the SEC has concluded its investigation and that the SEC will not be taking any action against the Company.

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

On July 23, 2012, the Arizona District Court issued an order appointing as lead plaintiffs in the class action the Mineworkers’ Pension Scheme and British Coal Staff Superannuation Scheme (collectively, the “Pension Schemes”). The Pension Schemes filed an amended complaint on August 17, 2012, which contains similar allegations and seeks similar relief as the original complaint. Defendants filed a motion to dismiss on September 14, 2012. On December 17, 2012, the court denied Defendants’ motion to dismiss. On February 26, 2013, the court directed the parties to begin class certification discovery, and ordered a further scheduling conference to set the merit discovery schedule after the issue of class certification has been decided. On June 21, 2013, the Pension Schemes filed a motion for class certification. On October 8, 2013, the Arizona District Court granted the Pension Schemes’ motion for class certification, and scheduled a case management conference to set the fact discovery schedule on November 22, 2013.

The action is still in the initial stages and there has been no merits discovery. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

Derivative Actions

On April 3, 2012, a derivative action titled Tsevegmid v. Ahearn, et al., Case No. 1:12-cv-00417-CJB, was filed by a putative stockholder on behalf of the Company in the United States District Court for the District of Delaware (hereafter “Delaware District Court”) against certain current and former directors and officers of the Company, alleging breach of fiduciary duties and unjust enrichment. The complaint generally alleges that from June 1, 2008, to March 7, 2012, the defendants caused or allowed false and misleading statements to be made concerning the Company’s financial performance and prospects. The action includes claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees. On April 10, 2012, a second derivative complaint was filed in the Delaware District Court. The complaint, titled Brownlee v. Ahearn, et al., Case No. 1:12-cv-00456-CJB, contains similar allegations and seeks similar relief to the Tsevegmid action. By court order on April 30, 2012, pursuant to the parties’ stipulation, the Tsevegmid action and the Brownlee action were consolidated into a single action in the Delaware District Court. On May 15, 2012, defendants filed a motion to challenge Delaware as the appropriate venue for the consolidated action. On March 4, 2013, the magistrate judge issued a Report and Recommendation recommending to the court that defendants’ motion be granted and that the case be transferred to the District of Arizona. On July 12, 2013, the court adopted the magistrate judge’s Report and Recommendation and ordered the case transferred to the District of Arizona. The transfer was completed on July 15, 2013.

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

On July 17, 2012, the Arizona District Court issued an order granting First Solar’s motion to transfer the derivative actions to Judge David Campbell, the judge to whom the Smilovits class action is assigned. On August 8, 2012, the court consolidated the four derivative actions pending in Arizona District Court, and on August 31, 2012, Plaintiffs filed an amended complaint. Defendants filed a motion to stay the action on September 14, 2012. On December 17, 2012, the court granted Defendants’ motion to stay pending resolution of the Smilovits class action. On August 13, 2013, Judge Campbell consolidated the two derivative actions transferred from the Delaware District Court with the stayed Arizona derivative actions.

On July 16, 2013, a derivative complaint was filed in the Superior Court of Arizona, Maricopa County, titled Bargar et al. v. Ahearn et al., Case No. CV2013-009938, by a putative shareholder against certain current and former directors and officers of the Company. The complaint contains similar allegations to the Delaware and Arizona derivative cases, and includes claims for, among other things, breach of fiduciary duties, insider trading, unjust enrichment, and waste of corporate assets. By court order on October 3, 2013, the Superior Court of Arizona, Maricopa County granted the parties’ stipulation to defer defendents’ response to the compliant, pending resolution of the Smilovits class action or expiration of the stay issued in the consolidated derivative actions in the Arizona District Court.
The Company believes that plaintiffs in the derivative actions lack standing to pursue litigation on behalf of First Solar. The derivative actions are still in the initial stages and there has been no discovery. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.
15. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as share-based compensation expense over the required or estimated service period for awards expected to vest, in accordance with ASC 718, Compensation - Stock Compensation. The share-based compensation expense that we recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Share-based compensation expense included in:
Cost of sales	$5,213	$6,941	$11,036	$17,536
Research and development	1,715	734	4,636	4,869
Selling, general and administrative	7,331	5,460	22,257	(2,663)
Production start-up	34	525	282	356
Restructuring	—	376	—	871
Total share-based compensation expense	$14,293	$14,036	$38,211	$20,969

The following table presents our share-based compensation expense by type of award for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Stock options	$—	$9	$—	$273
Restricted and performance stock units	12,277	12,256	37,957	21,214
Unrestricted stock	322	234	922	595
Stock purchase plan	268	209	740	580
Net amount absorbed into inventory	1,426	1,328	(1,408)	(1,693)
Total share-based compensation expense	$14,293	$14,036	$38,211	$20,969

Share-based compensation expense capitalized in our inventory was $5.9 million and $4.5 million at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, we had no unrecognized share-based compensation cost related to unvested stock option awards, and $83.5 million of unrecognized share-based compensation cost related to unvested restricted and performance stock units including our stock purchase plan, which we expect to recognize as an expense over a weighted-average period of approximately 1.9 years.

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

We increased our estimated forfeiture rate in the second quarter of 2012, which was recorded as a cumulative adjustment in accordance with ASC 718 and resulted in a decrease to share-based compensation expense of $12.7 million in the quarter. The increased forfeiture rate was primarily due to the restructuring activities discussed in Note 4. “Restructuring and Asset Impairments,” which caused us to experience an increase in actual forfeitures during the second quarter of 2012 compared to historical experience prior to such restructuring activities. We expect that our recent forfeiture experience will continue over the remaining term of our outstanding share-based compensation awards. Additionally, primarily as a result of associate terminations, including terminations specifically related to our restructuring activities and reductions in force, we recorded a benefit to share-based compensation expense of $4.9 million and $8.5 million during the second quarter of 2013 and 2012, respectively. Additionally, during the third quarter of 2013 there were no significant benefits to share-based compensation.

16. Income Taxes

Our effective tax rates were 6.5% and 8.9% for the three and nine months ended September 30, 2013, respectively, and 20.6% and (19.1)% for the three and nine months ended September 30, 2012, respectively. Our effective tax rate was higher during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 primarily due to the increase in pre-tax profits during such periods, a greater percentage of profits earned in higher tax jurisdictions, a decrease in losses being generated in jurisdictions for which no tax benefit was recorded, partially offset by a $23.0 million tax benefit from the impairment related to the Mesa facility during the nine months ended September 30, 2013 and an increase in tax expense during the nine months ended September 30, 2012 related to the establishment of a valuation allowance of $12.3 million against previously established deferred tax assets. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate primarily due to the benefit associated with foreign income taxed at lower rates including the beneficial impact of our Malaysian tax holiday, and additional tax expense attributable to losses in jurisdictions in which no tax benefits could be recorded, in addition to the establishment of valuation allowances against previously established deferred tax assets.

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

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740. It is reasonably possible that approximately $27.8 million of unrecognized tax benefits will be recognized within the next twelve months.

17. Comprehensive Income (Loss)

Comprehensive income (loss), which includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, the impact of which, has been excluded from net income (loss) and reflected as components of stockholders’ equity, was as follows for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended
	September 30, 2013	September 30, 2012
Net income	$195,038	$87,917
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,781	2,600
Unrealized (loss) gain on marketable securities and restricted investments for the period (net of tax of $(611) and $(525), respectively)	(6,314)	11,009
Less: reclassification for (gains) included in net income (net of tax of $0 and $0, respectively)	—	—
Unrealized (loss) gain on marketable securities and restricted investments	(6,314)	11,009
Unrealized (loss) on derivative instruments for the period (net of tax of $539 and $1,813, respectively)	(3,725)	(1,922)
Less: reclassification for losses (gains) included in net income (net of tax of $(1) and $0, respectively)	1,591	(7,957)
Unrealized (loss) on derivative instruments	(2,134)	(9,879)
Other comprehensive (loss) income, net of tax	(5,667)	3,730
Comprehensive income	$189,371	$91,647

	Nine Months Ended
	September 30, 2013	September 30, 2012
Net income (loss)	$287,778	$(250,516)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,204	6,314
Unrealized (loss) gain on marketable securities and restricted investments for the period (net of tax of $2,852 and $(1,296), respectively)	(33,684)	19,587
Less: reclassification for (gains) included in net income (loss) (net of tax of $0 and $0, respectively)	—	(16)
Unrealized (loss) gain on marketable securities and restricted investments	(33,684)	19,571
Unrealized (loss) on derivative instruments for the period (net of tax of $(562) and $2,917, respectively)	(2,505)	(9,225)
Less: reclassification for (gains) included in net income (loss) (net of tax of $3,475 and $1,774, respectively)	(2,566)	(13,369)
Unrealized (loss) on derivative instruments	(5,071)	(22,594)
Other comprehensive (loss) income, net of tax	(37,551)	3,291
Comprehensive income (loss)	$250,227	$(247,225)

Components and details of accumulated other comprehensive income (loss) at September 30, 2013 and December 31, 2012 were as follows (in thousands):

Components of Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2012	$(38,485)	$51,243	$(2,579)	$10,179
Other comprehensive income (loss) before reclassifications	1,204	(33,684)	(2,505)	(34,985)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(2,566)	(2,566)
Net other comprehensive income (loss) for the period	1,204	(33,684)	(5,071)	(37,551)
Balance as of September 30, 2013	$(37,281)	$17,559	$(7,650)	$(27,372)

Details of Accumulated Other Comprehensive Income (Loss)	Amount Reclassified		Income Statement Line Item
	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Gains and (losses) on derivative contracts
Foreign Exchange Forward Contracts	$—	$13,115	Net sales
Interest Rate and Cross Currency Swap Contracts	(345)	(941)	Interest expense
Cross Currency Swap Contracts	(1,247)	(6,133)	Foreign currency gain (loss)
	(1,592)	6,041	Total before tax
	(1)	3,475	Tax expense
	$(1,591)	$2,566	Total net of tax

Components of Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2011	$(48,381)	$24,431	$18,913	$(5,037)
Other comprehensive income (loss) before reclassifications	6,315	19,587	(9,225)	16,677
Amounts reclassified from accumulated other comprehensive income (loss)	—	(16)	(13,369)	(13,385)
Net other comprehensive income (loss) for the period	6,315	19,571	(22,594)	3,292
Balance as of September 30, 2012	$(42,066)	$44,002	$(3,681)	$(1,745)

Details of Accumulated Other Comprehensive Income (Loss)	Amount Reclassified		Income Statement Line Item
	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Gains and (losses) on marketable securities and restricted investments
	$—	$16	Other income (expense), net
	—	—	Tax expense
	—	16	Total net of tax
Gains and (losses) on derivative contracts
Foreign Exchange Forward Contracts	2,580	12,675	Net sales
Interest Rate and Cross Currency Swap Contracts	(277)	(2,807)	Interest expense
Cross Currency Swap Contract	5,654	5,275	Foreign currency gain (loss)
	7,957	15,143	Total before tax
	—	1,774	Tax expense
	$7,957	$13,369	Total net of tax

18. Statement of Cash Flows

The following table presents a reconciliation of net income (loss) to net cash provided by operating activities for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended
	September 30, 2013	September 30, 2012
Net income (loss)	$287,778	$(250,516)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	172,984	202,131
Impairment and net loss on disposal of long-lived assets	68,066	355,029
Impairment of project assets	—	3,217
Share-based compensation	38,211	20,969
Remeasurement of monetary assets and liabilities	(12,090)	6,967
Deferred income taxes	45	11,174
Excess tax benefit from share-based compensation arrangements	(33,958)	(61,571)
Provision for doubtful accounts receivable	—	2,950
Gain on sales of marketable securities, and restricted investments, net	—	(16)
Other operating activities	(1,149)	(4,757)
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled and retainage	367,841	(252,574)
Prepaid expenses and other current assets	104,618	84,844
Other assets	(239)	85,083
Inventories and balance of systems parts	87,210	(285,628)
Project assets and deferred project costs	(373,464)	(76,775)
Accounts payable	(154,345)	70,401
Income taxes payable	31,739	51,382
Accrued expenses and other liabilities	80,152	426,123
Accrued solar module collection and recycling liability	521	46,217
Total adjustments	376,142	685,166
Net cash provided by operating activities	$663,920	$434,650

19. Equity Offering

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

20. Segment Reporting

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

Financial information about our operating segments during the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Components	Systems	Total	Components	Systems	Total
Net sales	$380,726	$884,861	$1,265,587	$281,900	$557,247	$839,147
Gross profit	$89,718	$274,316	$364,034	$22,547	$216,169	$238,716
(Loss) income before income taxes	$(20,277)	$228,965	$208,688	$(62,949)	$173,710	$110,761
Goodwill	$16,152	$68,833	$84,985	$—	$65,444	$65,444
Total assets	$3,957,081	$2,905,629	$6,862,710	$3,670,783	$2,310,946	$5,981,729

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Components	Systems	Total	Components	Systems	Total
Net sales	$930,230	$1,610,322	$2,540,552	$737,711	$1,555,823	$2,293,534
Gross profit	$93,134	$580,324	$673,458	$(10,264)	$569,466	$559,202
(Loss) income before income taxes	$(137,163)	$453,102	$315,939	$(669,320)	$458,942	$(210,378)
Goodwill	$16,152	$68,833	$84,985	$—	$65,444	$65,444
Total assets	$3,957,081	$2,905,629	$6,862,710	$3,670,783	$2,310,946	$5,981,729

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems net sales recognized for the three and nine months ended September 30, 2013 and 2012. For the purposes of the following table, (i) solar module revenue is composed of total revenues from the sale of solar modules to third parties, which excludes any solar modules installed in our systems segment product or service offerings and (ii) solar power system revenue is composed of total revenues from the sale of our solar power systems and related products and services including the solar modules installed in such solar power systems.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Solar module revenue	$68,735	$59,703	$343,289	$181,710
Solar power system revenue	1,196,852	779,444	2,197,263	2,111,824
Net sales	$1,265,587	$839,147	$2,540,552	$2,293,534

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

In furtherance of our goal of delivering affordable solar electricity, we are continually focused on reducing PV solar power system costs in five primary areas: module manufacturing, BoS costs (consisting of the costs of the components of a solar power system other than the solar modules that we manufacture, such as inverters, mounting hardware, trackers, grid interconnection equipment, wiring and other devices, and installation labor costs), project development costs, the cost of capital, and the operating expenses of a PV solar system. First, with respect to our module manufacturing costs, our advanced technology has allowed us to reduce our average module manufacturing costs to among the lowest in the world for modules produced on a commercial scale, based on publicly available information. In the three months ended September 30, 2013, our total average manufacturing costs were $0.59 per watt, which is competitive on a comparable basis with, or lower than, those of traditional crystalline silicon solar module manufacturers, based on publicly available information. By continuing to improve conversion efficiency, increasing production line throughput, and lowering raw material costs, we believe that we can further reduce our manufacturing costs per watt and maintain cost competitiveness with traditional crystalline silicon solar module manufacturers. Second, with respect to our planned BoS cost reduction roadmap, we have aggressive programs which target key improvements in components and system design, which, when combined with continued improvements in solar module conversion efficiency, volume procurement around standardized hardware platforms, use of innovative installation techniques and know how, and accelerated installation times, are expected to result in substantial reductions in our BoS costs resulting in a lower system levelized cost of energy. Third, with respect to our project development costs, we seek optimal site locations in an effort to minimize transmission and permitting costs, and to accelerate lead times to electricity generation. Fourth, with respect to the cost of capital, by continuing to demonstrate the financial viability and operational performance of our utility-scale PV solar power systems and increasing our PV solar power system operating experience, we believe we can continue to lower the cost of capital associated with our PV solar power systems, thereby further enhancing the economic viability of our projects and lowering the cost of electricity generated by PV solar power systems that incorporate our modules and technology. The remaining primary PV solar power system cost relates to the actual operating expenses of a PV solar power system, which includes the operations and maintenance costs of the plant. We believe that our operations and maintenance services are an important aspect to the overall future reduction expected in the levelized cost of electricity (“LCOE”) of a PV solar power system through seamless grid integration, increased reliability and maximization of availability of the PV solar power systems we operate and maintain for our customers.

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

•
During project development, we obtain land and land rights for the development of PV solar power systems incorporating our modules, negotiate long-term power purchase agreements (“PPA”) with potential purchasers of the electricity to be generated by those plants or develop plants in regulated markets where feed-in-tariff or similar structures are in place, manage the interconnection and transmission process, negotiate agreements to interconnect the systems to the electricity grid, and obtain the permits which are required prior to the construction of the PV solar power systems, including applicable environmental and land use permits. We also buy projects in various stages of development and continue developing those projects with system designs incorporating our own modules. We sell developed PV solar power systems to system operators who wish to own generating facilities, such as utilities, or to investors who are looking for long-term investment vehicles that are expected to generate consistent returns.

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

•
We have a comprehensive O&M service offering with multiple PV solar power systems in operation. Utilizing a state of the art Global Operations Center, our team of O&M experts provide comprehensive services including North America Electric Reliability Corporation compliance, energy forecasting, 24/7 monitoring and control, PPA and Large Generator Interconnection Agreement compliance, performance engineering analysis, turn-key maintenance services including spare parts and breakdown repair, and environmental services.

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

See Note 20. “Segment Reporting,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Market Overview

The solar industry continues to be characterized by intense pricing competition, both at the module and system level, with many solar companies generating operating losses or little to no operating income. In the aggregate, manufacturers of solar modules and cells have installed production capacity that significantly exceeds global demand. We believe this structural imbalance between supply and demand (i.e., where production capacity significantly exceeds current and near term future expected global demand) may continue for the foreseeable future, and we expect it will continue to put pressure on pricing and our results of operations through the remainder of 2013 and at least into 2014. We further believe that this structural imbalance will remain unfavorable for solar companies that are primarily module manufacturers, but that companies with established expertise and meaningful PV generation solutions in other areas of the solar value chain, such as project development, EPC capabilities, and O&M services, are more likely to develop economically sustainable businesses. In light of such market realities, we continue to execute against our Long Term Strategic Plan described below under which we are focusing on our competitive strengths. A key core strength is our differentiated, vertically integrated business model that enables us to provide utility-scale PV generation solutions to sustainable geographic markets that have an immediate need for mass-scale PV electricity.

Solar markets worldwide continue to develop, in part aided by demand elasticity resulting from declining industry average selling prices, both at the module and system level, which make solar power more affordable to new markets, and we have continued to develop our localized presence and expertise in these markets. In Australia, we announced in August 2013 a new collaboration with Ingenero Ptd. Ltd to provide a joint offering to the commercial and off-grid solar markets.

In North America, we continue to execute on our advanced-stage utility-scale project pipeline. We continue to make construction progress on what are currently or will be among the world’s largest PV solar power systems, including: the 550 MW AC Topaz Solar Farm, located in San Luis Obispo County, California; the 550 MW AC Desert Sunlight Solar Farm, located west of Blythe, California; the 290 MW AC Agua Caliente project in Yuma County, Arizona; and the 230 MW AC Antelope Valley Solar Ranch One project (“AVSR”), located just north of Los Angeles, California; and the139 MW AC Campo Verde project, located in Imperial County, California. The Agua Caliente project is currently the largest operating PV solar power system in the world and has achieved a peak generating capacity of more than 250 MW AC while connected to the electrical grid. We expect a substantial portion of our consolidated net sales, operating income and cash flows through the end of 2014 to be derived from these projects. Each of these projects are greater than fifty percent completed as of September 30, 2013 in terms of the overall construction progress rather than currently generating capacity. We continue to advance the development and selling efforts for the other projects included in our advanced-stage utility-scale project pipeline, and we continue to develop our early-to-mid stage project pipeline and evaluate acquisitions of projects to continue to add to our advanced-stage utility-scale project pipeline. In August 2013, we announced the sale of a 50 MW AC collection of solar projects in Ontario, Canada (the 10 MW AC Amherstburg, 20 MW AC Belmont and 20 MW AC Walpole projects) to an investment partnership led by GE Energy Financial Services. In September 2013, we announced that construction has started on the 150 MW AC Solar Gen 2 project in Imperial County, California. We also announced in September our acquisition of the 250 MW AC Moapa Solar Project, located on the Moapa River Indian Reservation in Clark County, northeast of Las Vegas, Nevada. The Moapa Solar Project is the first large-scale solar project approved to be built on tribal land in North America. In October 2013, we announced that we had entered into an agreement to construct the 250 MW AC McCoy Solar Energy Project in Riverside County, California.
Industry module average selling prices have begun to show signs of stabilization in several markets, after a long period of significant decline across multiple markets. Lower industry module pricing, while currently challenging for solar manufacturers (particularly manufacturers with high cost structures), is expected to continue to contribute to global market diversification and volume elasticity. Over time, declining average selling prices are consistent with the erosion of one of the primary historical constraints to widespread solar market penetration, its affordability. In the near term, however, in light of industry-wide manufacturing capacity that exceeds demand, it is unclear whether growing worldwide demand could absorb industry-wide module supply without further inventory build-up and/or price reductions, which could adversely affect our results of operations. If competitors reduce module pricing to levels below their cash manufacturing costs, or are able to operate at negative or minimal operating margins for sustained periods of time, our results of operations could be further adversely affected. We continue to mitigate this uncertainty in part by executing on and building our advance-stage utility-scale systems pipeline as a buffer against demand fluctuations, accelerating our module efficiency improvement and BoS cost reduction roadmaps to maintain and increase our competitiveness, profitability and capital efficiency, adjusting our production plans and capacity utilization to match our expected demand, and continuing the development of worldwide geographic markets, including those in India, Australia, the Middle East, Latin America, and Asia.

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

While our modules and PV solar power systems are currently competitive in cost, reliability and performance attributes, there can be no guarantee such competitiveness will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in additional margin compression, further declines in the average selling prices of our solar modules, erosion in our market share for modules and PV solar power systems, decreases in the rate of net sales growth, and/or declines in overall net sales. We have taken, and continue to take, various actions to mitigate the potential impact resulting from competitive pressures, including adjusting our pricing policies as necessary, accelerating progress along our module efficiency improvement and BoS cost reduction roadmaps, and further focusing our research and development on increasing the conversion efficiency of our solar modules.

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

TetraSun Acquisition

In April 2013, we completed the acquisition of TetraSun, Inc. (“TetraSun”), a company that is in the advanced stages of developing a novel, high-efficiency, low-cost crystalline silicon cell technology. We believe that when the technology is successfully transitioned to commercial manufacturing scale, the innovative cell architecture developed by TetraSun is capable of conversion efficiencies exceeding 21 percent with manufacturing costs comparable to conventional multicrystalline silicon solar modules. We expect modules incorporating this technology to complement our current CdTe module and systems offerings by allowing us to expand our leadership position and effectively address markets in space constrained commercial and residential rooftop applications. In such applications, we expect our high-efficiency modules based on the TetraSun technology to be competitively differentiated by enabling solar systems with high energy density in constrained spaces at competitive pricing. We are in the process of evaluating and developing commercial partnerships around this technology in Japan and other target markets. We are currently targeting commencement of manufacturing by the end of 2014 or early 2015. We expect to market and sell such high efficiency modules using the First Solar name or through co-branding with strategic partners.

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
Long Term Strategic Plan
In May 2012 and April 2013, we provided information regarding our long term strategic plan (“Long Term Strategic Plan” or “LTSP”) to transition our business to primarily sustainable opportunities by the end of 2016. In executing the LTSP we are focusing on providing solar PV generation solutions using our modules to sustainable geographic markets that we believe have a compelling need for mass-scale PV electricity, including markets throughout the Americas, Asia, Australia, the Middle East, and Africa. As part of our LTSP, we are focusing on opportunities in which our solar PV generation solutions will compete directly with fossil fuel offerings on an LCOE basis. Execution of the LTSP entails a reallocation of resources around the globe, in particular dedicating resources to regions such as Latin America, Asia, the Middle East, and Africa where we have not traditionally conducted significant business to date. We are evaluating and managing closely the appropriate level of resources required as we transition into and penetrate these specific markets. We have and intend to continue to dedicate significant capital and human resources to reduce the total installed cost of solar PV generation, to optimize the design and logistics around our solar PV generation solutions, and to ensure that our solutions integrate well into the overall electricity ecosystem of each specific market.
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
Joint ventures or other business arrangements with strategic partners are a key part of our LTSP, and we have begun initiatives in several markets using such arrangements to expedite our penetration of those markets and establish relationships with potential customers and policymakers. Some of these business arrangements have and are expected in the future to involve significant investments or other allocations of capital on our part. We are in the process of developing relationships with policymakers, regulators, and especially end customers in each of these markets with a view to creating markets for utility scale PV solar power systems. We sell solar power solutions that include our modules directly to end customers, including independent power producers, utilities, retail electricity providers and commercial and industrial customers. Depending on the market opportunity, our sales offerings range from third party module only sales, to module sales with a range of development, engineering, procurement and construction services and solutions, to full turn-key PV solar power system sales. We expect these sales offerings to continue to evolve over time as we work with our customers to optimize how our PV solar generation solutions can best meet our customers’ energy and economic needs.

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
We expect to use our working capital, the availability under our Revolving Credit Facility, or enter into non-recourse project financing to finance the construction of certain of our PV solar power systems, if the sale of such systems prior to construction beginning does not meet our economic return expectations or we cannot sell under terms and conditions that are favorable to us. We are also currently evaluating and may in the future decide to retain ownership interests in one or more of our PV solar power systems for a period of time up to the useful life of the PV solar power system if we determine it would be of economic and strategic benefit to do so. For example, if we cannot sell a PV solar power system at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of PV solar power system ownership, we may instead elect to own and operate such PV solar power system for a period of time. We may also elect to construct and retain ownership interests in a merchant power plant. We continue to pursue strategic partnerships that open up new geographic markets and those that provide access to a lower cost of capital and optimize the value of our projects. Additionally, our joint ventures and other business arrangements with strategic partners have and may in the future result in us temporarily retaining a minority or non-controlling ownership interest in the underlying systems projects we develop, supply modules to, or construct potentially for a period of up to several years. In each of the above mentioned examples, we may retain such ownership interests in a consolidated and/or unconsolidated separate entity.

Construction of Some of the World’s Largest Solar PV Power Systems

We expect a substantial portion of our consolidated net sales, operating income and cash flows through the end of 2014 to be derived from several large projects in North America, including the following projects which are currently or will be among the world’s largest PV solar power systems: the 550 MW AC Topaz Solar Farm, located in San Luis Obispo County, California; the 550 MW AC Desert Sunlight Solar Farm, located west of Blythe, California; the 290 MW AC Agua Caliente project located in Yuma County, Arizona; the 230 MW AC AVSR project, located just north of Los Angeles, California; and the 139 MW AC Campo Verde project, located in Imperial County, California. Please see the tables under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Operations Overview-Net Sales-Systems Project Pipeline” for additional information about these and other projects within our systems business advanced-stage project pipeline. Construction progress of these projects is subject to risks and delays as described in the Risk Factors. Revenue recognition for these and other systems projects is in many cases not linear in nature due to the timing of when all revenue recognition criteria have been or are expected to be met, and consequently period over period comparisons of results of operations may not be meaningful. As we progress construction towards substantial completion of these PV power systems, which is expected to occur in late 2013 through 2014, we expect to have a larger portion of our net sales, operating income and cash flows come from future sales of solar offerings outside of North America, pursuant to our LTSP described above. North America however, will continue to represent a meaningful portion of our net sales, operating income and cash flows as a significant portion of our advance-stage project pipeline, excluding the projects above, is also comprised of projects in North America.
Manufacturing Capacity

As of September 30, 2013, we had 28 installed production lines with an annual global manufacturing capacity of approximately 2.2 GW at our manufacturing plants in Perrysburg, Ohio, and Kulim, Malaysia. Production at one or more of our manufacturing plants has and may in the future be idled temporarily to better align production with expected market demand and to allow us to implement upgraded process technologies as part of our module conversion efficiency improvement roadmap. The Company expects to produce between 1.7 GW to 1.8 GW of solar modules in 2013.

Restructuring and Asset Impairments

Restructuring
We have undertaken a series of restructuring initiatives as further described in Note 4. “Restructuring and Asset Impairments,” to our condensed consolidated financial statements included in this Form 10-Q. In February 2012 and April 2012, respectively, we announced material restructuring initiatives intended to (i) align the organization with our Long Term Strategic Plan, including expected sustainable market opportunities, (ii) accelerate operating cost reductions and improve overall operating efficiency, and (iii) better align production capacity and geographic location of such capacity with expected geographic market requirements and demand.

Such restructuring initiatives resulted in charges to restructuring expense of $0.7 million and $444.3 million in the nine months ended September 30, 2013 and 2012, respectively. The most significant actions taken as part of these restructuring activities were the decisions to close our manufacturing operations comprised of 8-lines of installed manufacturing capacity in Frankfurt (Oder), Germany at the end of 2012 due to the lack of policy support for utility-scale solar projects in Europe and to not proceed with our previously planned 4-line manufacturing plant in Vietnam and 2-line manufacturing plant in France, based upon expected future market demand and our focus on providing utility-scale PV generation solutions primarily to sustainable geographic markets.
Asset Impairment
On October 3, 2013, we entered into an agreement to sell our facility in Mesa, Arizona. The facility consists of land, a 1.3 million square foot building and certain fixtures and improvements, including a 3.3 MW AC rooftop PV array and a small ground-mounted PV test array. The facility currently houses our Operations & Maintenance (“O&M”) capabilities as well as certain equipment and inventory. The facility was originally designed to house a cadmium telluride PV module manufacturing factory; however, as previously announced, we have not commissioned manufacturing at the facility. As a result of the sales agreement, we have classified the Mesa facility as “Assets held for sale” in the condensed consolidated balance sheet as of September 30, 2013 and recognized a $56.6 million asset impairment charge during the third quarter of 2013, which lowered the book value of the facility to fair value, less costs to sell. We expect the cash proceeds, net of costs to sell of approximately $115.0 million.

Financial Operations Overview

The following describes certain captions in our condensed consolidated statements of operations and some of the factors that affect our operating results.

Net sales

Components Business

We generally price and sell our solar modules per watt of name plate power. During the nine months ended September 30, 2013, a significant portion of net sales from the components business was related to modules included in our PV solar power systems described below under “Net Sales — Systems Business.” Other than the modules included in our PV solar power systems, we sold the majority of our solar modules to PV solar power system project developers, system integrators, and operators headquartered in the United States, Germany, and France, which primarily integrate them into PV solar power systems that they own, operate, or construct.

We have entered into module sales agreements with customers worldwide for specific projects or volumes of modules through the remainder of 2013 and to a lesser extent thereafter. During the three and nine months ended September 30, 2013, 81% and 51%, respectively of our components business net sales, excluding modules included in our PV solar power systems, were denominated in Euro and were subject to fluctuations in the exchange rate between the Euro and U.S. dollar. During the three and nine months ended September 30, 2012, 4% and 41%, respectively of our components business net sales, excluding modules included in our PV solar power systems, were denominated in Euro and were subject to fluctuations in the exchange rate between the Euro and U.S. dollar.

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

Systems Project Pipeline

The following tables summarize, as of October 31, 2013, our approximately 3.7 GW AC systems business advanced-stage project pipeline. As of September 30, 2013, for the Projects Sold/ Under Contract in our advanced-stage project pipeline of approximately 2.7 GW AC, we have recognized revenue with respect to the equivalent of approximately 1.1 GW AC. Such MW AC equivalent amount refers to the ratio of revenue recognized for the Projects Sold/ Under Contract in our advanced-stage project pipeline compared to total contracted revenue for such projects, multiplied by the total MW AC for such projects. The remaining revenue to be recognized subsequent to September 30, 2013 for the Projects Sold/Under Contract in our advanced-stage project pipeline is expected to be approximately $4.6 billion. The substantial majority of such amount is expected to be recognized as revenue through the later of the substantial completion or project sale closing dates of the Projects Sold/ Under Contract. The remaining revenue to be recognized does not have a direct correlation to expected remaining module shipments for such Projects Sold/Under Contract as expected module shipments do not represent total systems revenue and do not consider the timing of when all revenue recognition criteria are met including timing of module installation. The actual volume of modules installed in our Projects Sold/ Under Contract will be greater than the Project Size in MW AC as module volumes required for a project are based upon MW DC, which will be greater than the MW AC size pursuant to a DC-AC ratio typically ranging from 1.2 to 1.4. Such ratio varies across different projects due to various system design factors. Projects are removed from our advanced-stage project pipeline tables below once we have completed construction and after substantially all revenue has been recognized.

As we continue to execute against our LTSP, we continually seek to make additions to our advance stage project pipeline.  We are actively developing our early to mid-stage project pipeline in order to secure PPAs and we are also pursuing opportunities to acquire advance-stage projects, which already have PPAs in place. In 2013, we have acquired 510 MW AC of advance-stage projects through October 31, 2013 and we expect to acquire additional advance-stage projects when such acquisitions meet our strategic and/or our return on investment requirements.

Projects Sold/Under Contract
(includes uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements including partner developed projects that we will or are constructing)

Project/Location	Project Size in MW AC (1)	Power Purchase Agreement (“PPA”)	Third Party Owner/Purchaser	Expected Year Revenue Recognition Will Be Completed By
Topaz, California	550	PG&E	MidAmerican	2014
Desert Sunlight, California	550	PG&E / SCE	NextEra / GE / Sumitomo	2014
Agua Caliente, Arizona	290	PG&E	NRG / MidAmerican	2013
McCoy, California	250	SCE	NextEra (2)	2016
Silver State South, Nevada	250	SCE	NextEra (9)	2016
AVSR, California	230	PG&E	Exelon	2013/2014
AGL, Australia	155	AGL	AGL (2) (6)	2015
Campo Verde, California	139	SDG&E	Southern	2013
Imperial Energy Center South, California	130	SDG&E	Tenaska (2)	2013
California (Multiple Locations) (10)	79	PG&E / SCE	(2)	2014
Copper Mountain 2, Nevada	58	PG&E	Sempra (2)	2015(3)
PNM2, New Mexico	22	UOG(4)	PNM(2)	2013
Total	2,703

Projects Permitted with Executed PPA – Not Sold/Contracted

(includes under construction or completed projects that are not yet sold or subject to a sales contract)

Project/Location	Project Size in MW AC (1)	Power Purchase Agreement (“PPA”)	Expected Year Revenue Recognition Will Be Completed By
Solar Gen 2, California	150	SDG&E	2014
Macho Springs, New Mexico	50	El Paso Electric	2014
Lost Hills, California	32	PG&E	2015 (7)
Maryland Solar, Maryland	20	FE Solutions	2013
Total	252

Projects in Development with Executed PPA or Awarded Projects– Not Sold/ Contracted

Project/Location	Project Size in MW AC (1)	Power Purchase Agreement (“PPA”)	Expected Year Revenue Recognition Will Be Completed By
Stateline, California	300	SCE	2016
Moapa, Nevada	250	LADWP (2)	2015
North Star, California	60	PG&E	2015
Cuyama, California	40	PG&E	2015/2016 (5)
Kingbird, California	40	SCPPA (8) / City of Pasadena	2015
PNM3, New Mexico	23	UOG (2) (4)	2014
Total	713

Key:

(1)
The volume of modules installed in MW DC (“direct current”) will be higher than the MW AC (“alternating current”) size pursuant to a DC-AC ratio typically ranging from 1.2 to 1.4. Such ratio varies across different projects due to various system design factors

(2)	EPC contract or partner developed project

(3)	First 92 MW AC phase was completed in 2012. Remaining phase is 58 MW AC for which substantial completion is expected in 2015

(4)	UOG = Utility Owned Generation

(5)	PPA term does not begin until 2019

(6)	First Solar will own five percent of projects

(7)	Project has short-term PPA that begins in 2015 with PG&E PPA beginning in 2019

(8)	SCPPA = Southern California Public Power Authority

(9)	Project sale closing subject to certain conditions precedent

(10)	Kent South (Kings County), Kansas (Kings County), Adams East (Fresno County) and Old River (Kern County)

Cost of sales

Components Business

Our cost of sales includes the cost of raw materials and components for manufacturing solar modules, such as glass, transparent conductive coatings, cadmium telluride and other thin film semiconductors, laminate materials, connector assemblies, edge seal materials, and other materials and components. Our cost of sales also includes direct labor for the manufacturing of solar modules and manufacturing overhead such as engineering, equipment maintenance, environmental health and safety, quality and production control, and procurement costs. Cost of sales also includes depreciation of manufacturing plant and equipment and facility-related expenses. In addition, we record shipping, warranty and any obligation for solar module collection and recycling costs within cost of sales.

Our manufacturing cost per watt, which is an operating metric we use as an indicator of manufacturing cost competitiveness, represents the current manufacturing and associated costs incurred to produce and sell solar modules during a period divided by the number of sellable watts produced in the same period. Beginning in 2013, our cost per watt excludes any costs associated with our manufacturing plants in Frankfurt (Oder), Germany, which closed manufacturing operations at the end of 2012.

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

Restructuring and asset impairments

Restructuring expenses include those expenses incurred related to material restructuring initiatives and include severance and employee termination costs, that are directly related to our restructuring initiatives, costs associated with contract terminations and other restructuring related costs. Asset impairment expenses include those expenses for reducing the net book value of certain assets to fair value. These restructuring initiatives are intended to align the organization with our Long Term Strategic Plan (including expected sustainable market opportunities) and reduce costs. See Note 4. “Restructuring and Asset Impairments,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for more information. Expenses recognized for restructuring activities and asset impairments are discussed further above under “Executive Overview –Restructuring and Asset Impairments.”

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

Other income (expense), net

Other income (expense), net is primarily comprised of other miscellaneous items, changes in fair value of foreign exchange contracts and realized gains/losses on the sale of marketable securities.

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

Use of estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales, and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to percentage-of-completion revenue recognition, inventory valuation, recoverability of project assets, estimates of future cash flows from and the economic useful lives of long-lived assets, certain accrued liabilities, income taxes and tax valuation allowances, reportable segment allocations, product warranties and manufacturing excursions, accrued collection and recycling expense, and goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and amounts reported in our results of operations.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.2%	71.6%	73.5%	75.6%
Gross profit	28.8%	28.4%	26.5%	24.4%
Research and development	2.8%	3.9%	3.8%	4.4%
Selling, general and administrative	5.0%	8.8%	8.1%	9.5%
Production start-up	—%	0.2%	0.1%	0.3%
Restructuring and asset impairments	4.5%	2.9%	2.4%	19.4%
Operating income (loss)	16.4%	12.8%	12.1%	(9.1)%
Foreign currency (loss) gain	(0.1)%	—%	—%	—%
Interest income	0.3%	0.4%	0.5%	0.4%
Interest expense, net	—%	(0.3)%	(0.1)%	(0.5)%
Other income (expense), net	(0.2)%	0.4%	(0.1)%	—%
Income tax expense	1.1%	2.7%	1.1%	1.8%
Net income (loss)	15.4%	10.5%	11.3%	(10.9)%

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

See Note 20. “Segment Reporting,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for more information.

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

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems net sales for the three and nine months ended September 30, 2013 and 2012. For the purpose of the below table, (a) Solar module revenue is composed of total net sales from the sale of solar modules to third parties, and (b) Solar power system revenue is composed of total net sales from the sale of PV solar power systems and related services and solutions including the solar modules installed in the PV solar power systems we develop and construct.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Solar module revenue	$68,735	$59,703	$343,289	$181,710
Solar power system revenue	1,196,852	779,444	2,197,263	2,111,824
Net sales	$1,265,587	$839,147	$2,540,552	$2,293,534

Solar module revenue sales to third parties increased $9.0 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to a 55% increase in volume of watts sold, partially offset by a 24% decrease in average selling prices per watt.

Solar power system revenue increased $417.4 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to initial revenue recognition for our Desert Sunlight project and the sale of our Amherstburg, Belmont and Walpole projects in Canada, partially offset by decreases in net solar power system revenue from our AVSR, Topaz, Copper Mountain and Avra Valley projects.

Solar module revenue sales to third parties increased $161.6 million for the nine months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to a 130% increase in volume of watts sold, partially offset by a 17% decrease in average selling prices per watt.

Solar power systems revenue increased $85.4 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to to initial revenue recognition for our Desert Sunlight project and increases in net sales from our Topaz and Imperial Energy Center South projects, partially offset by decreases in solar power systems revenue from our AVSR, Copper Mountain, Agua Caliente, Silver State North, and Alpine projects.

Three Months Ended September 30, 2013 and September 30, 2012

The explanations below include discussions of the results of operations for both our components and systems segments for net sales, costs of sales, and income (loss) before income taxes.

Net sales

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Three Month Period Change
Net Sales
Components	$380,726	$281,900	$98,826	35%
Systems	884,861	557,247	327,614	59%
Total Net sales	$1,265,587	$839,147	$426,440	51%

The 51% increase in net sales during the three months ended September 30, 2013 compared with the three months ended September 30, 2012 was primarily due to a 59% increase in net sales from our systems segment, combined with a 35% increase in net sales from our components segment.

Net sales from our components segment, which includes solar modules used in our systems projects, increased $98.8 million primarily due to a 54% increase in volume of watts sold, partially offset by a 12% decrease in average selling prices.

Net sales from our systems segment, which excludes solar modules used in our systems projects, increased by $327.6 million, primarily due to initial revenue recognition for our Desert Sunlight project and the sale of our Amherstburg, Belmont and Walpole projects in Canada, partially offset by decreases in net sales from our AVSR and Topaz projects.

Cost of sales

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Three Month Period Change
Cost of Sales
Components	$291,008	$259,353	$31,655	12%
Systems	610,545	341,078	269,467	79%
Total Cost of Sales	$901,553	$600,431	$301,122	50%
% of net sales	71.2%	71.6%

Our cost of sales increased $301.1 million or 50% and decreased 0.4% as a percentage of net sales for the three months ended September 30, 2013 compared with the three months ended September 30, 2012. The increase in cost of sales was primarily due to a $269.5 million increase in our systems segment cost of sales primarily for BoS components and other construction and development costs related to an increase in the number of solar power systems under construction or the timing of when all revenue recognition criteria have been met between the periods. Cost of sales increased $31.7 million in our components segment primarily as a result of the following: (i) an increase in volume of watts sold by 54% during the three months ended September 30, 2013 versus comparable 2012 period; and (ii) in the third quarter of 2013, we ran our factories at approximately 80% capacity utilization, which is down 6 percentage points compared to the third quarter of 2012. The increase in underutilization of our manufacturing capacity increased cost of sales by $14.1 million period over period. The above increases were partially offset by: (i) a change in estimate of our expected future recycling costs, which contributed to a $43.3 million decrease in cost of sales as discussed in Note 14. “Commitments and Contingencies;” (ii) expenses associated with voluntary remediation efforts for workmanship issues affecting a limited number of solar modules manufactured between October 2008 and June 2009 decreased $15.8 million from the three months ended September 30, 2012; and (iii) accelerated depreciation expense for certain manufacturing equipment that was replaced as part of our planned equipment upgrade program in 2012 decreased $5.3 million from the three months ended September 30, 2012.

Our average manufacturing cost per watt decreased by $0.11, or 16%, from $0.70 in the three months ended September 30, 2012 to $0.59 in the three months ended September 30, 2013. The decrease is primarily the result of increased module efficiencies realized, the closure of our German manufacturing plants at the end of 2012, and manufacturing improvement programs and cost savings initiatives that are being developed and implemented by our research and development and manufacturing teams.

Gross profit

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Three Month Period Change
Gross profit	$364,034	$238,716	$125,318	52%
% of net sales	28.8%	28.4%

Gross profit as a percentage of net sales increased by 0.4% in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to a 3.4% increase related to lower estimated future recycling costs as discussed in Note 14. “Commitments and Contingencies,” and a 1.9% increase in gross profit associated with lower costs of voluntary remediation efforts for workmanship issues affecting a limited number of solar modules manufactured between October 2008 and June 2009 and a 0.6% increase due to prior year accelerated depreciation of certain manufacturing equipment that have been replaced as part of our planned upgrade programs. Gross profit was unfavorably impacted by (i) a 4.1% decrease in systems gross profit due to the mix of lower gross profit projects under construction during the periods; (ii) a 0.4% decrease due to lower gross profit from modules sold in our systems business due to a decrease in average selling price; and (iii) a 1.0% decrease due to underutilization of our manufacturing capacity.

Research and development

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Three Month Period Change
Research and development	$34,984	$32,372	$2,612	8%
% of net sales	2.8%	3.9%

The increase in research and development expense of $2.6 million was primarily due to a $2.1 million increase in testing and qualification materials expense and a $1.5 million increase in personnel-related expenses. These increases were partially offset by decreases of $1.0 million primarily related to lower travel and other expenses as a result of our cost containment measures.

During the three months ended September 30, 2013, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the average conversion efficiency of our solar modules from 12.7% for the three months ended September 30, 2012 to 13.3% for the three months ended September 30, 2013.

Selling, general and administrative

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Three Month Period Change
Selling, general and administrative	$63,870	$73,507	$(9,637)	(13)%
% of net sales	5.0%	8.8%

The most significant items affecting our selling, general and administrative costs during the three months ended September 30, 2013 and 2012 are summarized as follows: (i) accretion related to our future estimated recycling costs decreased $4.5 million for the three months ended September 30, 2013 versus the comparable 2012 period primarily in connection with a change in estimate of our expected future recycling costs as discussed in Note 14 “Commitments and Contingencies”; (ii) salary and benefits expense decreased $3.2 million quarter over quarter primarily due to headcount reductions as well as lower incentive compensation accrual; and (iii) losses associated with fixed asset disposals decreased $3.1 million during the current quarter versus prior year in addition to a $1.8 million decrease in infrastructure and other expenses. These decreases were partially offset by an increase of business development costs of $2.3 million and professional service costs of $0.6 million.

Production start-up

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Three Month Period Change
Production start-up	$—	$1,595	$(1,595)	(100)%
% of net sales	—%	0.2%

During the three months ended September 30, 2013 and 2012, we incurred zero and $1.6 million, respectively, of production start-up expenses. Expenses are primarily for our global manufacturing personnel dedicated to plant expansion, new equipment installation, equipment upgrades and process improvements for both new and existing plants. During the three months ended September 30, 2013 we incurred no production start-up expenses.

Restructuring and asset impairments

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Three Month Period Change
Restructuring and asset impairments	$57,276	$24,197	$33,079	137%
% of net sales	4.5%	2.9%

During the three months ended September 30, 2013 and 2012, we incurred $57.3 million and $24.2 million, respectively, of restructuring and asset impairment charges, of which $0.7 million and $24.2 million related to the February 2012 manufacturing restructuring and April 2012 European restructuring initiatives, which included charges associated with the closure of our German manufacturing plants at the end of 2012. In addition, on October 3, 2013, we entered into an agreement to sell our facility in Mesa, Arizona. The facility consists of land, a building, and certain fixtures and improvements. The facility currently houses our O&M capabilities as well as certain equipment and inventory. The facility was originally designed to house a CdTe PV module manufacturing factory; however, we never commissioned manufacturing at the facility. As a result of the sales agreement, we have classified the Mesa facility as “Assets held for sale” in the condensed consolidated balance sheet as of September 30, 2013 and recognized a $56.6 million asset impairment charge during the third quarter of 2013, which lowered the book value of the facility to fair value, less costs to sell.

Foreign currency (loss) gain

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Three Month Period Change
Foreign currency (loss) gain	$(705)	$3	$(708)	23,600%

Foreign currency (loss) gain increased during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to differences between our economic hedge positions and the underlying exposure, and changes in the associated exchange rates.

Interest income

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Three Month Period Change
Interest income	$4,197	$3,405	$792	23%

Interest income increased $0.8 million during the three months ended September 30, 2013 compared with the three months ended September 30, 2012. This increase is due to interest earned on higher average balances of our cash, cash equivalents, marketable securities and notes receivable.

Interest expense, net

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Three Month Period Change
Interest expense, net	$(275)	$(2,902)	$2,627	(91)%

Interest expense, net of amounts capitalized, decreased during the three months ended September 30, 2013 compared with the three months ended September 30, 2012, primarily as a result of a decrease in average outstanding debt between the periods and increase in amounts capitalized during the period.

Other income (expense), net

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Three Month Period Change
Other income (expense), net	$(2,433)	$3,210	$(5,643)	(176)%

Other (expense), net, increased during the three months ended September 30, 2013 compared with the three months ended September 30, 2012, primarily as a result of a $4.5 million gain on the settlement of long-term debt recognized during the three months ended September 30, 2012. During the three months ended September 30, 2013, we recognized unrealized losses of $1.0 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges.

Income (Loss) Before Income Taxes

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Three Month Period Change
Income (loss) before income taxes
Components	$(20,277)	$(62,949)	$42,672	(68)%
Systems	228,965	173,710	55,255	32%
Total income (loss) before income taxes	$208,688	$110,761	$97,927	88%

Components segment loss before income taxes decreased by $42.7 million, during the three months ended September 30, 2013 compared with the three months ended September 30, 2012, primarily from an increase in profits on watts sold, partially offset by (i) a decrease in change in estimate of our expected future recycling costs, (ii) a decrease in expense for costs associated with voluntary remediation efforts for workmanship issues affecting a limited number of solar modules manufactured between October 2008 and June 2009 and (iii) a decrease for accelerated depreciation for certain manufacturing equipment that was replaced as part of our planned equipment upgrade program in the first quarter of 2012.

Systems segment income before income taxes increased $55.3 million, during the three months ended September 30, 2013 compared with the three months ended September 30, 2012, primarily due to the difference in project gross profit mix for which revenue was recognized during the three months ended September 30, 2013 compared with the three months ended September 30, 2012.

Income tax expense

	Three Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Three Month Period Change
Income tax expense	$13,650	$22,844	$(9,194)	(40)%
Effective tax rate	6.5%	20.6%

Income tax expense decreased by $9.2 million during the three months ended September 30, 2013 compared with the three months ended September 30, 2012 primarily due to the $23.0 million tax benefit from the impairment of our Mesa facility, which was partially offset by the increase in pre-tax book income. See Note 16. “Income Taxes,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

Nine Months Ended September 30, 2013 and September 30, 2012

The explanations below include discussions of the results of operations for both our components and systems segments for net sales, costs of sales, and income (loss) before income taxes.

Net sales

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Nine Month Period Change
Net Sales
Components	$930,230	$737,711	$192,519	26%
Systems	1,610,322	1,555,823	54,499	4%
Total Net sales	$2,540,552	$2,293,534	$247,018	11%

The 11% increase in net sales during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 was primarily due to a 26% increase in net sales from our components segment combined with a 4% increase in net sales from our systems segment.

Net sales from our components segment, which includes solar modules used in our systems projects, increased $192.5 million, primarily due to a 55% increase in the volume of watts sold, partially offset by a 19% decrease in average selling prices.

Net sales from our systems segment, which excludes solar modules used in our systems projects, increased by $54.5 million, primarily due to initial revenue recognition for our Desert Sunlight project and increases in net sales from our Topaz and Imperial Energy Center South projects, partially offset by decreases in net sales from our AVSR, Agua Caliente, Copper Mountain, and Silver State North projects.

Cost of sales

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Nine Month Period Change
Cost of Sales
Components	$837,096	$747,975	$89,121	12%
Systems	1,029,998	986,357	43,641	4%
Total Cost of Sales	$1,867,094	$1,734,332	$132,762	8%
% of net sales	73.5%	75.6%

Our cost of sales increased $132.8 million, or 8% and decreased 2.1% as a percentage of net sales, for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. The increase in cost of sales was primarily due to an $89.1 million increase in costs of sales in our components segment as a result of the following: (i) watts sold increased 55% during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012; and (ii) during the nine months ended September 30, 2013, we ran our factories at approximately 77% capacity utilization which is down 1% compared to the comparable period of 2012. The increase in underutilization of our manufacturing capacity increased cost of sales by $12.0 million period over period. The above increases were partially offset by: (i) a change in estimate of our expected future recycling costs, which contributed to a $43.3 million decrease in cost of sales during the nine months ended September 30, 2013 versus the comparable prior year period as discussed in Note 14. “Commitments and Contingencies;” (ii) expenses associated with voluntary remediation efforts for our 2008-2009 manufacturing excursion decreased $39.5 million from the nine months ended September 30, 2012; (iii) accelerated depreciation expense for certain manufacturing equipment that was replaced as part of our planned equipment upgrade program in the first quarter of 2012 decreased $23.7 million from prior year; (iv) during the prior year period we recorded $19.5 million for certain lower of cost or market inventory write-downs primarily as a result of declines in market pricing during the first quarter of 2012; (v) expenses associated with voluntary remediation efforts for workmanship issues affecting a limited number of solar modules manufactured between October 2008 and June 2009 decreased $15.8 million from the nine months ended September 30, 2012.

Additionally, cost of sales increased by $43.6 million in our systems segment primarily for BoS components and other construction costs related to the relative number and size of various utility-scale solar power systems under construction and the progress on such construction between the periods as well as the timing of when all revenue recognition criteria have been met.

Our average manufacturing cost per watt decreased by $0.08, or 11%, from $0.73 in the nine months ended September 30, 2012 to $0.65 in the nine months ended September 30, 2013. The decrease is primarily the result of increased module efficiencies realized, the closure of our German manufacturing plants at the end of 2012, and manufacturing improvement programs and cost savings initiatives that are being developed and implemented by our research and development and manufacturing teams.

Gross profit

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Nine Month Period Change
Gross profit	$673,458	$559,202	$114,256	20%
% of net sales	26.5%	24.4%

Gross profit as a percentage of net sales increased by 2.1% during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 primarily due to the following: (i) a 1.7% increase related to lower expense associated with voluntary remediation efforts for our 2008-2009 manufacturing excursion; (ii) a 1.7% increase related to lower estimated future recycling costs as discussed in Note 14 “Commitments and Contingencies”; (iii) a 1.0% increase due to prior year accelerated depreciation of certain manufacturing equipment that have been replaced as part of our planned upgrade programs; (iv) a 0.9% increase related to lower inventory write-down expense between periods; and (v) a 0.7% increase due to costs associated with voluntary remediation efforts for workmanship issues affecting a limited number of solar modules manufactured between October 2008 and June 2009. These increases were partially offset by a 2.0% gross profit decrease in systems segment due to the mix of lower gross profit projects under construction between the periods and a 1.9% decrease due to lower gross profit for modules sold in our components segment primarily due to lower average selling prices compared to module production costs between periods.

Research and development

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Nine Month Period Change
Research and development	$95,879	$100,821	$(4,942)	(5)%
% of net sales	3.8%	4.4%

The decrease in research and development expense of $4.9 million was primarily due to the following: (i) $2.7 million decrease in testing and qualification materials expense due to a reduction in laboratory supplies and testing; (ii) $2.1 million decrease in personnel-related expenses resulting from lower headcount and incentive compensation expense; and (iii) $1.0 million reduction in travel and other expenses as a result of our cost containment measures. These decreases were partially offset by $0.8 million increase in facility and freight expenses as well as costs of our joint collaboration agreement with GE.

During the nine months ended September 30, 2013, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the average conversion efficiency of our solar modules from 12.6% for the nine months ended September 30, 2012 to 13.1% for the nine months ended September 30, 2013.

Selling, general and administrative

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Nine Month Period Change
Selling, general and administrative	$204,600	$217,511	$(12,911)	(6)%
% of net sales	8.1%	9.5%

The most significant items affecting our selling, general and administrative costs during the nine months ended September 30, 2013 and 2012 are as follows: (i) selling, general and administrative expenses for the nine months ended September 30, 2012 included $16.0 million expense related to the 2008-2009 manufacturing excursion which was not included in the current year; (ii) accretion related to our future estimated recycling costs decreased $4.5 million for the nine months ended September 30, 2013 as compared to 2012 primarily in connection with a change in estimate of our estimated future recycling costs as discussed in Note

14 “Commitments and Contingencies”; (iii) travel and training expenses decreased $1.0 million due to our cost containment measures; (iv) losses associated with fixed asset disposals decreased $1.7 million during the current period in addition to a $6.5 million decrease in infrastructure and other expenses; and (v) project, business development and professional services costs increased $10.4 million due to increased business development activity, consulting and legal costs. In addition, salary and benefit expenses increased $6.4 million primarily in connection with an increase in share-based compensation of $24.9 million, partially offset by a decrease in salaries of $18.5 million due to headcount reductions and lower incentive compensation. Shared based compensation expense increased primarily as a result of the impact of a change in our estimated forfeiture rate for share-based compensation awards in the nine months ended September 30, 2012. Our restructuring activities resulted in an increase in actual forfeitures during the second quarter of 2012 compared with historical experience prior to such restructuring activities.

Production start-up

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Nine Month Period Change
Production start-up	$2,768	$6,186	$(3,418)	(55)%
% of net sales	0.1%	0.3%

During the nine months ended September 30, 2013 and 2012, we incurred $2.8 million and $6.2 million, respectively, of production start-up expenses. Expenses are primarily for our global manufacturing personnel dedicated plant expansion, new equipment installation, equipment upgrades and process improvements for both new and existing plants.

Restructuring and asset impairments

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Nine Month Period Change
Restructuring and asset impairments	$62,004	$444,262	$(382,258)	(86)%
% of net sales	2.4%	19.4%

During the nine months ended September 30, 2013 and 2012, we incurred $62.0 million and $444.3 million, respectively, of restructuring and asset impairment charges of which $5.4 million and $444.3 million related to the previously announced February 2012 manufacturing restructuring and April 2012 European restructuring initiatives, which included charges associated with the closure of our German manufacturing plants at the end of 2012 and our decision to not move forward with our previously planned 4-line manufacturing plant in Vietnam. Additionally, during the nine months ended September 30, 2013 we incurred $56.6 million for asset impairments due to the agreement to sell our Mesa, Arizona facility. The effect of this asset impairment reduced the book value of our Mesa, Arizona facility to fair value, less costs to sell. See Note 4. “Restructuring and Asset Impairments,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

Foreign currency (loss) gain

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Nine Month Period Change
Foreign currency (loss) gain	$(155)	$34	$(189)	(556)%

Foreign currency (loss) gain decreased during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to differences between our economic hedge positions and the underlying exposure, and changes in the associated exchange rates.

Interest income

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Nine Month Period Change
Interest income	$12,549	$9,695	$2,854	29%

Interest income increased $2.9 million during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012, primarily due to interest earned on notes receivable, affiliate of $1.4 million, combined with increased interest earned on higher average balances of our cash, cash equivalents, marketable securities and notes receivable.

Interest expense, net

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Nine Month Period Change
Interest expense, net	$(1,900)	$(11,194)	$9,294	(83)%

Interest expense, net of amounts capitalized, decreased during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012, primarily as a result of $4.7 million in expense during the nine months ended September 30, 2012 associated with the early repayment of a German credit facility agreement. The remaining decrease in interest expense, net is primarily related to lower average outstanding debt balances between the periods, partially offset by a decrease in capitalized interest during the period.

Other income (expense), net

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Nine Month Period Change
Other income (expense), net	$(2,762)	$665	$(3,427)	(515)%

Other expense, net, increased during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012, primarily as a result result of a $4.5 million gain on the settlement of long-term debt recognized during the three months ended September 30, 2012. During the nine months ended September 30, 2013, we recognized unrealized losses of $1.4 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges.

Income (Loss) Before Income Taxes

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Nine Month Period Change
Income (loss) before income taxes
Components	$(137,163)	$(669,320)	$532,157	(80)%
Systems	453,102	458,942	(5,840)	(1)%
Total income (loss) before income taxes	$315,939	$(210,378)	$526,317	(250)%

Components segment loss before income taxes decreased by $532.2 million, during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012, primarily from an increase in the volume of watts sold, partially offset by (i) a decrease in change in estimate of our expected future recycling costs, (ii) a decrease in expense for costs associated with voluntary remediation efforts for our 2008-2009 manufacturing excursion, (iii) a decrease related to accelerated depreciation for certain manufacturing equipment that was replaced as part of our planned equipment upgrade program in the first quarter of 2012, (iv) a decrease for certain lower of cost or market inventory write-downs primarily as a result of declines in market pricing during the first quarter of 2012 combined with continued cost reductions, and (v) a decrease in expense for costs associated with voluntary remediation efforts for workmanship issues affecting a limited number of solar modules manufactured between October 2008 and June 2009.

Systems segment income before income taxes decreased $5.8 million, during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012, primarily due to the difference in project gross profit mix for which revenue was recognized during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012.

Income tax expense

	Nine Months Ended
(Dollars in thousands)	September 30, 2013	September 30, 2012	Nine Month Period Change
Income tax expense	$28,161	$40,138	$(11,977)	(30)%
Effective tax rate	8.9%	(19.1)%

Income tax expense decreased by $12.0 million during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. Substantially all of this decrease resulted from the $23.0 million tax benefit from the impairment of our Mesa facility, which was partially offset by the increase in pre-tax book income. See Note 16. “Income Taxes,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

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

For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2013.

Recent Accounting Pronouncements

See Note 3. “Recent Accounting Pronouncements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of September 30, 2013, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities including the contracted portion of our advanced-stage project pipeline, availability under our Revolving Credit Facility considering minimum liquidity covenant requirements, and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We intend to continue to carefully execute our LTSP and manage credit and market risk. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support the execution of our LTSP.

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

As of September 30, 2013, we had $1,531.9 million in cash, cash equivalents, and marketable securities compared with $1,003.9 million as of December 31, 2012. Cash, cash equivalents, and marketable securities as of September 30, 2013 increased primarily as the result of cash generated from operating activities and the proceeds from an equity offering, partially offset by the repayment of long-term debt and project acquisitions. As of September 30, 2013 and December 31, 2012, $1,099.2 million and $548.5 million, respectively, of our cash, cash equivalents, and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar and Euro denominated holdings. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Our expanding systems business requires liquidity and is expected to continue to have significant liquidity requirements in the future. The net amount of our project assets, deferred project costs, billings in excess of costs and estimated earning and payments and billings for deferred project costs, which approximates our net capital investment in under development, under construction and completed PV solar power systems as of September 30, 2013 was $323.5 million. Solar power project development and construction cycles, which span the time between the identification of a site location to the commercial operation of a PV solar power system, vary substantially and can take many years to mature. As a result of these long project cycles, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such PV solar power systems. These amounts include payment of interconnection and other deposits (some of which are non-refundable), posting of letters of credit, and incurring engineering, permitting, legal, and other expenses. Additionally, we may have to use our working capital, the availability under our Revolving Credit Facility, or enter into non-recourse project financing to finance the construction of our systems projects, if such projects cannot be sold before construction begins. Depending upon the size and number of projects that we are developing and self-financing the construction of, the systems business has and is expected in the future to require significant liquidity. For example, we may have to substantially complete the construction of a systems project before such project is sold. Delays in construction progress or in completing the sale of our systems projects which we are self-financing may also impact our liquidity. We have historically financed these up-front investments for project development and when necessary, construction, primarily using working capital.

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

The following considerations have impacted or are expected to impact our liquidity in the remainder of 2013 and beyond:

•
The amount of accounts receivable, unbilled as of September 30, 2013 was $175.6 million and primarily represented revenues recognized on the construction work performed on systems projects in advance of billing the customer under the terms of the underlying construction contracts. Such construction costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers during the next twelve months. Additionally, as of September 30, 2013, we had $261.2 million of current and $278.0 million of noncurrent retainage, which represents the portion of a systems project contract price earned by us for work performed, but held for payment by our customer as a form of security until we reach certain construction milestones. Such retainage amounts relate to construction costs already incurred and construction work already performed.

•
The amount of finished goods inventory (“solar module inventory”) and BoS parts as of September 30, 2013 was $405.2 million. As we continue with the construction of our advanced-stage project pipeline we must produce solar modules and procure BoS parts in the required volumes to support our planned construction schedules. As part of the normal construction cycle, we typically must manufacture modules or acquire the necessary BoS parts for construction activities in advance of receiving payment for such materials. Once solar modules and BoS parts are installed in a project, such installed amounts are classified as either project assets, deferred project costs, or cost of sales depending upon whether the project is subject to a definitive sales contract and whether all revenue recognition criteria have been met. Accordingly, as of any balance sheet date, our solar module inventory represents solar modules that will be installed in our advanced-stage project pipeline or that we expect to sell to third parties.

There may be a delay in when our solar module inventory and BoS parts can be converted into cash compared to a typical third-party module sale. Such timing differences temporarily reduce our liquidity to the extent that we have already paid for our BoS parts or the underlying costs to produce our solar module inventory. As previously announced, we have adjusted, and will in the future adjust, as necessary, our manufacturing capacity and planned solar module production levels, to match expected market demand. Any decrease in planned production reduces our risk and the impact on liquidity of having excess solar module inventories that we must sell to third parties as we execute our LTSP and respond to market pricing uncertainties for solar modules. Our solar module inventory as of September 30, 2013, is expected to primarily support our systems business, including our advanced-stage project pipeline, with the remaining amounts being used to support expected near term demand for third-party module sales. As of September 30, 2013, approximately $172 million or 65% of our solar module inventory was either on-site or in-transit to our systems projects. Of this amount, approximately $43 million of solar module inventories or 16% of the total solar module inventory balance was physically segregated for the purpose of qualifying a project for the Department of Treasury’s Section 1603 cash grant program prior to the program’s expiration in December 2011. Such segregated solar module inventory is expected to be installed in the underlying systems project in the normal course of our construction, which has not yet begun. All BoS parts are for our systems business projects.

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

•
Our restructuring initiatives are expected to result in total remaining cash payments of up to $5 million. Such cash payments are primarily related to severance costs for reductions in force as a result of such restructuring initiatives.

•
In connection with our announced sale of our Mesa, Arizona facility, which is expected to close in the fourth quarter of 2013, we anticipate the cash proceeds, net of costs to sell to be approximately $115 million and to result in a net reduction in annual operating expenses (including both depreciation expense and cash expenditures) of approximately $10 million.

•
In connection with our LTSP, we may elect to undertake future restructuring actions as we continue to align our manufacturing production capacity with market demand, evaluate our cost structure and identify potential cost savings opportunities, and focus our resources on developing target sustainable markets. We may in the future incur additional restructuring costs, which may be significant (including potentially the repayment of debt facilities and other amounts, the payment of severance to terminated employees, and other restructuring related costs) that could reduce our liquidity position to the point where we need to pursue additional sources of financing, assuming such sources are available to us. See Note 4. “Restructuring and Asset Impairments,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

•
During the remainder of 2013, we expect to spend up to $100 million for capital expenditures, primarily related to expenditures for improvements and enhancements to existing machinery and equipment, which we believe will increase our solar module efficiencies. A majority of our remaining capital expenditures for 2013 will be incurred in foreign currencies and are therefore subject to fluctuations in currency exchange rates.

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

The unprecedented disruption in the credit markets that began in 2008 and the current instability in Europe have had a significant adverse impact on a number of financial institutions. The ongoing sovereign debt problems in Europe and its impact on the balance sheets and lending practices of European banks in particular could negatively impact our access to, and cost of, capital, and therefore could have an adverse effect on our business, results of operations, financial condition and competitive position. It could also similarly affect our customers and therefore limit the demand for our systems projects or solar modules. As of September 30, 2013 our liquidity and marketable securities and restricted investments have not been materially adversely impacted by the current credit environment, and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the current credit environment.

Cash Flows Descriptions

The following table summarizes the key cash flow metrics for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended
	September 30, 2013	September 30, 2012
Net cash provided by operating activities	$663,920	$434,650
Net cash used in investing activities	(493,744)	(344,328)
Net cash provided by (used in) financing activities	118,881	(84,227)
Effect of exchange rate changes on cash and cash equivalents	2,297	2,985
Net increase in cash and cash equivalents	$291,354	$9,080

Operating Activities

Cash provided by operating activities was $663.9 million during the nine months ended September 30, 2013 compared with cash provided by operating activities of $434.7 million during the nine months ended September 30, 2012. The increase in net cash provided by operating activities during the nine months ended September 30, 2013 was primarily due to an increase in cash received from customers, which was partially offset by an increase in cash paid to suppliers and associates. The increase was also attributed to the decrease in the excess tax benefits related to share-based compensation arrangements, which decreased our operating cash flow for the nine months ended September 30, 2013 by $34.0 million compared to a $61.6 million decrease for the nine months ended September 30, 2012. In addition, income tax refunds decreased from $22.4 million received during the nine months ended September 30, 2012 to $5.9 million received during the nine months ended September 30, 2013.

Investing Activities

Cash used in investing activities was $493.7 million during the nine months ended September 30, 2013, compared with $344.3 million during the nine months ended September 30, 2012. Cash used in investing activities during the nine months ended September 30, 2013 included capital expenditures of $226.4 million, which decreased from $339.2 million during the nine months ended September 30, 2012. The decrease in capital expenditures was in accordance with our LTSP. Also, we increased our net investment in marketable securities by $239.4 million during the nine months ended September 30, 2013 compared with a decrease in our net investment in marketable securities of $80.0 million during the nine months ended September 30, 2012. We also increased our investment in equity and cost method investments by $17.9 million in accordance with our LTSP during the nine months ended September 30, 2013. Acquisitions, net of cash acquired, resulted in payments of $30.7 million in the nine months ended September 30, 2013 compared to $2.4 million in the nine months ended September 30, 2012. Based upon reductions in our estimated future end-of-life collection and recycling costs we determined no incremental funding was needed for the purchase of restricted investments during the nine months ended September 30, 2013, compared to $80.7 million in purchases of restricted investments during the nine months ended September 30, 2012. The remaining change in cash used in investing activities during the nine months ended September 30, 2013 included a change in restricted cash of $5.1 million, which decreased from $20.3 million in the nine months ended September 30, 2012 as well as a payment received on our note receivable, affiliate of $17.1 million in the nine months ended September 30, 2013.

Financing Activities

Cash provided by financing activities was $118.9 million during the nine months ended September 30, 2013 compared with cash used in financing activities of $84.2 million during the nine months ended September 30, 2012. Cash provided by financing activities during the nine months ended September 30, 2013 resulted primarily from the net cash proceeds from our June 2013 equity offering of $428.2 million, the proceeds of borrowings under long-term debt of $333.0 million and excess tax benefit from share-based compensation arrangements of $34.0 million, partially offset by the repayment of long-term debt of $664.4 million and the repayment of economic development funding of $8.3 million.

Cash used in financing activities during the nine months ended September 30, 2012 resulted primarily from the repayments of long-term debt of $953.2 million and the repayment of economic development funding of $6.8 million, partially offset by the proceeds of borrowings under long-term debt of $815.0 million and excess tax benefits from share-based compensation arrangements of $61.6 million.

Contractual Obligations

Our contractual obligations have not materially changed since the end of 2012 other than in the ordinary course of business. See also our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously provided under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of September 30, 2013 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on that evaluation, there have been no such changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2013.

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

SEC Action

On September 23, 2011, the Company informed the staff of the Securities and Exchange Commission (the “SEC”) that the Company was commencing an internal investigation regarding a possible violation of Regulation FD. The possible violation arose in connection with disclosures on September 21, 2011, relating to the failure of the Topaz Solar Farm project to meet the statutory deadline to receive a federal loan guarantee from the US Department of Energy. This internal investigation was conducted on behalf of the Company’s board of directors by independent outside counsel. Following completion of the internal investigation, the Company appointed a new Vice President of Investor Relations. The SEC, pursuant to an order dated November 17, 2011, commenced an investigation into the matter, and the Company has cooperated with the SEC during the course of its investigation. On September 3, 2013, the SEC informed the Company that the SEC has concluded its investigation and that the SEC will not be taking any action against the Company.

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
On July 23, 2012, the Arizona District Court issued an order appointing as lead plaintiffs in the class action the Mineworkers’ Pension Scheme and British Coal Staff Superannuation Scheme (collectively “Pension Schemes”). The Pension Schemes filed an amended complaint on August 17, 2012, which contains similar allegations and seeks similar relief as the original complaint. Defendants filed a motion to dismiss on September 14, 2012. On December 17, 2012, the court denied Defendants’ motion to dismiss. On February 26, 2013, the court directed the parties to begin class certification discovery, and ordered a further scheduling conference to set the merit discovery schedule after the issue of class certification has been decided. On June 21, 2013, the Pension Schemes filed a motion for class certification. On October 8, 2013, the Arizona District Court granted the Pension Schemes’ motion for class certification, and scheduled a case management conference to set the fact discovery schedule on November 22, 2013.
The action is still in the initial stages and there has been no merits discovery. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.
Derivative Actions
On April 3, 2012, a derivative action titled Tsevegmid v. Ahearn, et al., Case No. 1:12-cv-00417-CJB, was filed by a putative stockholder on behalf of the Company in the United States District Court for the District of Delaware (hereafter “Delaware District Court”) against certain current and former directors and officers of the Company, alleging breach of fiduciary duties and unjust enrichment. The complaint generally alleges that from June 1, 2008, to March 7, 2012, the defendants caused or allowed false and misleading statements to be made concerning the Company’s financial performance and prospects. The action includes claims for, among other things, damages in favor of the Company, certain corporate actions to purportedly improve the Company’s corporate governance, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees. On April 10, 2012, a second derivative complaint was filed in the Delaware District Court. The complaint, titled Brownlee v. Ahearn, et al., Case No. 1:12-cv-00456-CJB, contains similar allegations and seeks similar relief to the Tsevegmid action. By court order on April 30, 2012, pursuant to the parties’ stipulation, the Tsevegmid action and the Brownlee action were consolidated into a single action in the Delaware District Court. On May 15, 2012, defendants filed a motion to challenge Delaware as the appropriate venue for the consolidated action. On March 4, 2013, the magistrate judge issued a Report and Recommendation recommending to the court that defendants’ motion be granted and that the case be transferred to the District of Arizona. On July 12, 2013, the court adopted the magistrate judge’s Report and Recommendation and ordered the case transferred to the District of Arizona. The transfer was completed on July 15, 2013.
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
On July 17, 2012, the Arizona District Court issued an order granting First Solar’s motion to transfer the derivative actions to Judge David Campbell, the judge to whom the Smilovits class action is assigned. On August 8, 2012, the court consolidated the four derivative actions pending in Arizona District Court, and on August 31, 2012, Plaintiffs filed an amended complaint. Defendants filed a motion to stay the action on September 14, 2012. On December 17, 2012, the court granted Defendants’ motion to stay pending resolution of the Smilovits class action. On August 13, 2013, Judge Campbell consolidated the two derivative actions transferred from the Delaware District Court with the stayed Arizona derivative actions.
On July 16, 2013, a derivative complaint was filed in the Superior Court of Arizona, Maricopa County, titled Bargar et al. v. Ahearn et al., Case No. CV2013-009938, by a putative shareholder against certain current and former directors and officers of the Company. The complaint contains similar allegations to the Delaware and Arizona derivative cases, and includes claims for, among other things, breach of fiduciary duties, insider trading, unjust enrichment, and waste of corporate assets. By court order on October 3, 2013, the Superior Court of Arizona, Maricopa County granted the parties’ stipulation to defer defendants’ response to the complaint pending resolution of the Smilovits class action or expiration of the stay issued in the consolidated derivative actions in the Arizona District Court.
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

November 1, 2013