Form 10-K
period 2013-12-31
FIRST SOLAR, INC.
filed 2014-02-26
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [x]

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,169,994,502 (based on the closing sales price of the registrant’s common stock on that date). As of February 21, 2014, 99,512,794 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

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

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Throughout this Annual Report on Form 10-K, we refer to First Solar, Inc. and its consolidated subsidiaries as “First Solar,” the “Company,” “we,” “us,” and “our.” Our last three fiscal years ended on December 31, 2013, 2012, and 2011.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933, which are subject to inherent risks, uncertainties, and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; research and development programs and our ability to improve the conversion efficiency of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” and the negative or plural of these words, and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements, including, but not limited to:

•	structural imbalances in global supply and demand for photovoltaic (“PV”) modules;

•	the market for renewable energy, including solar energy;

•	reduction, elimination or expiration of government subsidies and support programs for solar energy projects;

•	our ability to execute on our Long Term Strategic Plan;

•	interest rate fluctuations and both our and our customers’ ability to secure financing;

•	our ability to execute on our solar module and balance of systems (“BoS”) cost reduction roadmap;

•	our ability to attract new customers and to develop and maintain existing customer and supplier relationships;

•	changes in, or the failure to comply with, government regulations and environmental, health and safety requirements;

•	our competitive position and other key competitive factors;

•	environmental responsibility, including with respect to cadmium telluride and cadmium sulfide;

•	claims under our limited warranty obligations;

•	future collection and recycling costs for solar modules covered by our module collection and recycling program;

•	our ability to protect our intellectual property;

•	our continued investment in research and development;

•	the supply and price of components and raw materials, including cadmium telluride;

•	our ability to successfully develop and complete our systems business projects;

•	our ability to attract and retain key executive officers and associates;

•	general economic and business conditions, including those influenced by international and geopolitical events; and

•	all other matters discussed in Item 1A: “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

You should carefully consider the risks and uncertainties described under this section.

Unit of Power

When referring to our manufacturing capacity, total sales and solar module sales, the unit of electricity in watts for megawatts(“MW”) and gigawatts (“GW”) is direct current (“DC”) unless otherwise noted. When referring to our PV solar power systems, the unit of electricity in watts for MW and GW is alternating current (“AC”) unless otherwise noted.

PART I

Item 1:  Business

Company Overview

We are a global provider of solar energy solutions, focused on providing power solutions across key market segments. We design, manufacture and sell photovoltaic (“PV”) solar modules with an advanced thin-film semiconductor technology and we develop, design, construct and sell PV solar power solutions that primarily use the solar modules we manufacture. We are also developing crystalline silicon solar modules with proprietary high-power density, mono-crystalline technology, and we provide single-axis mounting systems with proprietary tracking capabilities. Additionally, we provide operations and maintenance (“O&M”) services to plant owners that use solar modules manufactured by us or by other third-party manufacturers. We have substantial, ongoing research and development efforts focused on module and systems level innovations. We are the world’s largest thin-film PV solar module manufacturer and one of the world’s largest PV solar module manufacturers. Our mission is to create enduring value by enabling a world powered by clean, affordable solar energy.

In addressing overall global demand for PV solar electricity, we have developed a differentiated, fully integrated systems business that can provide competitively priced utility-scale PV solutions for system owners and low cost solar electricity to end-users. Our fully integrated systems business has enabled us to drive cost reduction across the value chain, identify and break constraints to sustainable markets, and deliver compelling solutions to our customers and end-users. With our fully integrated systems business, we believe we are in a position to expand our business in economically sustainable markets (in which support programs are minimal), which are developing in areas that have a combination of abundant solar resources, relatively high current electricity costs and sizable electricity demand. We are committed to continually lowering the cost of solar electricity, and in the long-term, we plan to compete on an economic basis with conventional fossil-fuel-based peaking power generation.

In furtherance of our goal of delivering affordable solar electricity, we are continually focused on reducing PV solar power system costs in five primary areas: module manufacturing, balance of system (“BoS”) costs (consisting of the costs of the components of a solar power system other than the solar modules that we manufacture, such as inverters, mounting hardware, trackers, grid interconnection equipment, wiring and other devices, and installation labor costs), project development costs, the cost of capital, and the operating expenses of a PV solar system. First, with respect to our module manufacturing costs, our advanced technology has allowed us to reduce our average module manufacturing costs to among the lowest in the world for modules produced on a commercial scale, based on publicly available information. In 2013, our total average manufacturing cost was $0.63 per watt, which is competitive, on a comparable basis with, or, is lower than those of traditional crystalline silicon solar module manufacturers, based on publicly available information. By continuing to improve conversion efficiency, increasing production line throughput, and lowering raw material costs, we believe that we can further reduce our manufacturing costs per watt and maintain cost competitiveness with traditional crystalline silicon solar module manufacturers. Second, with respect to our planned BoS cost reduction roadmap, we have aggressive programs which target key improvements in components and system design, which, when combined with continued improvements in solar module conversion efficiency, volume procurement around standardized hardware platforms, use of innovative installation techniques and know how, and accelerated installation times, are expected to result in substantial reductions in our BoS costs resulting in a lower system levelized cost of energy. Third, with respect to our project development costs, we seek optimal site locations in an effort to maximize solar resource and minimize transmission and permitting costs, and to accelerate lead times to electricity generation. Fourth, with respect to the cost of capital, by continuing to demonstrate the financial viability and operational performance of our utility-scale PV solar power systems and increasing our system operating experience, we believe we can continue to lower the cost of capital associated with our systems, thereby further enhancing the economic viability of our projects and lowering the cost of electricity generated by PV solar power systems that incorporate our modules and technology. The remaining primary PV solar power system cost relates to the actual operating expenses of a system, which includes the operations and maintenance costs of the plant. We believe that our O&M services are an important aspect to the overall future reduction expected in the levelized cost of electricity (“LCOE”) of a PV solar power system through seamless grid integration, increased reliability and maximization of availability of the systems we operate and maintain for our customers.

In addition to enabling the PV system cost reductions described above, we believe that combining our vertical integration across the value chain enables us to be more competitive, accelerate the adoption of our technology in solar power systems, and identify and remove constraints to the successful migration to sustainable solar markets around the world. Our vertically integrated capabilities enable us to maximize value and mitigate risk for our customers and offer valuable benefits such as grid integration and stabilization, thereby positioning us to deliver meaningful PV energy solutions to varied energy problems worldwide. We seek to offer leadership across the entire solar value chain, resulting in more reliable and cost effective PV energy solutions for our customers, and furthering our mission to create enduring value by enabling a world powered by clean, affordable solar electricity.

Market Overview

Solar energy is a growing form of renewable energy with numerous economic as well as environmental benefits that make it an attractive complement to, and/or substitute for, traditional forms of electricity generation. In recent years, the price of PV systems, and accordingly the cost of producing electricity from PV solar, has dropped to levels that are in some markets and applications close to or even below the retail price of electricity. The rapid price decline that PV experienced in the last few years opens new possibilities to develop PV systems in some locations with limited or no financial incentives. The fact that a PV solar system requires no fuel provides a unique and valuable hedging benefit to owners of PV systems relative to traditional electricity generation assets. Once installed, solar systems can function for 25 or more years with relatively less maintenance or oversight, compared to traditional forms of electricity generation. In addition to PV solar’s economic benefits, PV solar has several environmental benefits. For example, PV systems do not generate any greenhouse gas or other emissions and use no or minimal amounts of water compared to traditional forms of electricity generation. Solar markets worldwide continue to develop, aided by the above factors as well as demand elasticity resulting from declining industry average selling prices, both at the module and system level, which make solar power more affordable to new markets, and we have continued to develop our localized presence and expertise in these markets.

In 2013, according to industry analyst IHS, industry module average selling prices began to show signs of stabilization in several markets, after a long period of significant decline across multiple markets. Lower industry module pricing, while currently challenging for solar manufacturers (particularly manufacturers with high cost structures), is expected to continue to contribute to global market diversification and volume elasticity. Over time, declining average selling prices are consistent with the erosion of one of the primary historical constraints to widespread solar market penetration, its affordability. Global demand is becoming more diffused as developing markets continue to grow. This has been reflected in changing business practices, as more solar companies seek to regionally diversify their downstream strategy. IHS estimates that PV installations worldwide in 2013 reached approximately 35 gigawatts (“GW”), and will grow by 17% in 2014 to reach approximately 41 GW.

In the United States, the solar market continues to advance as solar electricity narrows the cost gap with traditional electricity sources, together with a backdrop of policy support as described further under “Support Programs” below. Installed solar power capacity in the U.S. grew by 43% in 2013, with the country adding 2.9 GW of large-scale solar energy to the grid, according to the December 2013 Energy Infrastructure Update report from the Federal Energy Regulatory Commission’s (“FERC”) Office of Energy Projects. Projections for the sustainable growth of solar energy use in the United States are positive mostly due to a large pipeline of utility-scale installations, some of which are due to be completed in 2014 and 2015.

The solar industry continues to be characterized by intense pricing competition, both at the module and system level, with many solar companies generating operating losses or little to no operating income. We believe the solar industry will continue to experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will put pressure on pricing. In light of such market realities, we continue to execute our Long Term Strategic Plan described below under which we are focusing on our competitive strengths. A key core strength is our differentiated, vertically integrated business model that enables us to provide utility-scale PV generation solutions to sustainable geographic markets that have an immediate need for mass-scale PV electricity.

Strategy and Competitive Strengths

To build upon our industry leading position and to remain one of the preferred providers of PV energy solutions, we are pursuing the following strategies: differentiation, sustainable growth and financial viability.

Differentiation

•
First Solar is vertically integrated across substantially the entire solar value chain. Many of the efficiencies, cost reductions and capabilities that we deliver to our customers are not easily replicable for other industry participants that are not similarly vertically integrated. The First Solar model offers PV energy solutions that benefit from our capabilities, including: project development; engineering and plant optimization; grid integration and plant control systems; project finance; advanced PV modules; inverters and power conversion components; trackers and fixed mounting systems; procurement and construction consulting; operations and maintenance; energy forecasting; and warranties and performance guarantees.

•
First Solar systems deliver solar energy that is cost competitive with certain conventional energy sources today, depending on the location and application. Our solutions diversify the energy portfolio and reduce the risk of fuel-price volatility, while delivering a LCOE that is cost competitive in some circumstances with electricity generated from fossil fuels. With the absence of commodity price risk, solar energy has a meaningful value proposition, including a fixed price for 25 years with relatively low operating costs, reliable energy and no risk of fuel price volatility. When compared to the price of power derived from a conventional source of energy, a fixed price cannot be achieved unless the cost of hedging is included. Hedging costs of a commodity such as natural gas, along with the costs of credit support required for a 25-year hedge, can significantly increase conventional energy costs.

•
First Solar’s bankability and financial credibility enables us to offer meaningful system-level warranties for entire solar power plants years after the installation, which provides us with a competitive advantage relative to some of our peers in the solar sector in the context of project financing.

•
We offer one of the most bankable utility-scale solar energy solutions in the world. With our financial stability and ability to maximize the use of our leading technology in debt-financed projects, our bankable energy solutions provide access to capital and relatively low-cost financing to leading utilities and energy investors.

•
First Solar has developed advanced grid integration technology, which provides PV plants the ability to actively stabilize the electricity grid and operate more like traditional electricity generation plants. Advanced plant features of our grid integration systems include the ability to provide accurate energy forecasts, regulate voltage, curtail active power when necessary, limit the rate of change of power, prevent trips during faults and disturbances, and react to changes in grid frequency.

•
First Solar has made significant improvements to BoS components to optimize the entire PV power plant and reduce lifecycle costs. Our proprietary data acquisition, plant control, and mounting systems are examples of plant optimizing technologies that enable us to provide reliable and predictable solar energy, increased energy yields and system availabilities, faster construction velocities, and a lower levelized cost of electricity.

•
We invest significant resources in advanced research and development (“R&D”). First Solar’s R&D model differentiates us from our competition due to its vertical integration, from advanced research to product development, manufacturing and applications. Our module conversion efficiency has improved on average more than half a percent every year for the last 10 years. First Solar has recently achieved two new world records for cadmium telluride (“CdTe”) PV efficiency, achieving independently certified research cell efficiency of 20.4% and total area module efficiency of 16.1%. Our module R&D efforts are being focused on driving improvements in the lifetime energy production of our modules while simultaneously integrating our module and BoS offerings for cost effective, productive and reliable PV power plants.

•
In certain climates, First Solar’s CdTe PV module can provide an energy yield advantage over conventional crystalline silicon solar modules with equal power rating. For example, in humid climates, our CdTe PV module provides a superior spectral response and in hot climates, our CdTe PV module provides a superior temperature coefficient. As a result, at temperatures above 25°C, First Solar CdTe modules produce more energy than competing conventional crystalline silicon solar modules with equal power rating. This performance advantage provides stronger plant performance in high temperature climates, which is particularly advantageous as more than 90% of a plant’s generation on average occurs when module temperatures are above 25°C. As a result, First Solar power plants can produce up to 8% more annual energy than competing power plants with the same nameplate capacity.

•
First Solar CdTe PV modules are manufactured in a high-throughput, automated environment that integrates all manufacturing steps into a continuous flow line. At the outset, a sheet of tempered glass enters the production line and in less than 2.5 hours it is transformed into a complete PV module-flash tested, boxed and ready for shipment. We currently have 28 manufacturing lines worldwide and 2.2 GW of annual manufacturing capacity. Each line is currently capable of producing approximately 2,500 modules per day; totaling approximately 70,000 modules each day across 28 lines. About every 1.2 seconds, a completed PV module rolls off a First Solar line somewhere in the world. With expected increases in module efficiency as per our roadmap, our capacity has a potential to scale up to approximately 3 GW in 2017 based on the 28 existing lines. In addition, our stored manufacturing equipment includes up to 12 lines either from our closed German factories or from manufacturing facilities that we put on hold with capacity of up to approximately 1.3 GW. As a result our total available manufacturing capacity includes up to 4.3 GW of either installed or stored capacity that can be readily installed and deployed in production and become a significant enabler of our future growth.

•
O&M is a key driver for power plants to deliver on their projected revenues. By leveraging our extensive experience in plant optimization and advanced diagnostics, we have developed one of the most advanced O&M programs in the industry. With more than 2.5 GW AC of utility-scale PV plants under the O&M program, we maintain a fleet average system availability that is above the industry modeled standard of 98%. Our experienced O&M staff enhances the probability that our power plants produce the energy predicted in their energy model. Our products and services are engineered to maximize energy output and revenue for our customers while significantly reducing their unplanned maintenance costs. Plant owners benefit from predictable expenses over the life of the contract and reduced risk of energy loss. Our goal is to optimize our customers’ power plants to produce the maximum amount of energy production and revenue under their PPA throughout its operational life. We have made significant investments in O&M technologies in order to develop and create a scalable and sustainable O&M platform. Our O&M is compliant with the North American Electric Reliability Corporation (“NERC”) standards and is designed to be scalable to accommodate the growing O&M needs of customers worldwide.

Sustainable Growth

Our Long Term Strategic Plan focuses on the transition of our business to primarily sustainable opportunities. In executing the LTSP we are focusing on providing solar PV generation solutions using our modules in sustainable geographic markets that we believe have a compelling need for mass-scale PV electricity, including markets throughout the Americas, Asia, Australia, the Middle East, and Africa. As part of our LTSP, we are focusing on opportunities in which our solar PV generation solutions can compete directly with fossil fuel offerings on an LCOE basis. Execution of the LTSP entails a reallocation of resources around the globe, in particular dedicating resources to regions such as Latin America, Asia, the Middle East, and Africa where we have not traditionally conducted significant business to date. We are evaluating and managing closely the appropriate level of resources required as we transition into and penetrate these specific markets. We have dedicated and intend to continue to dedicate significant capital and human resources to reduce the total installed cost of solar PV generation, to optimize the design and logistics associated with our solar PV generation solutions, and to ensure that our solutions integrate well into the overall electricity ecosystem of each specific market. We expect that, over time, an increasing portion of our consolidated net sales, operating income and cash flows will come from solar offerings in the sustainable markets described above as we execute on our LTSP. The timing, execution and financial impacts of our LTSP are subject to risks and uncertainties, as described in Item 1A: “Risk Factors.”

Joint ventures or other business arrangements with strategic partners are a key part of our LTSP, and we have begun initiatives in several markets using such arrangements to expedite our penetration of those markets and establish relationships with potential customers and policymakers. Some of these business arrangements have involved and are expected in the future to involve significant investments or other allocations of capital on our part. We are in the process of developing relationships with policymakers, regulators, and especially end customers in each of these markets with a view to creating markets for utility scale PV solar power systems. We sell solar power solutions directly to end customers, including independent power producers, utilities, retail electricity providers and commercial and industrial customers. Depending on the market opportunity, our sales offerings range from module-only sales, to module sales with a range of development, engineering, procurement and construction services and solutions, to full turn-key PV solar power system sales. We expect these sales offerings to continue to evolve over time as we work with our customers to optimize how our PV solar generation solutions can best meet our customers’ energy and economic needs.

Financial Viability

First Solar has demonstrated the consistent ability to generate returns on invested capital in excess of its weighted average cost of capital. Despite substantial downward pressure on the price of solar modules due to significant excess capacity in the industry, we have continued to deliver strong financial performance and liquidity. As planned, we expect to continue to drive operating expense efficiencies and improvements while still investing in growth, the continued development of our global sales capabilities and our R&D roadmap. We seek to balance our incentive compensation and decision-making processes to ensure we direct our efforts and investments towards long-term profitable and sustainable growth with appropriate returns on invested capital and reinvest excess returns back into the business.

Offerings and Capabilities

Offerings

We are focusing our resources in markets and on energy applications in which solar power can be a least-cost, best-fit energy solution, particularly in regions with high solar resources, significant current or projected electricity demand and/or relatively high existing electricity prices. We differentiate our product offering by geographic market and localize the solution, as needed. Our consultative approach to our customers’ solar energy needs and capabilities results in customized solutions to meet their economic goals. We have designed our customer solutions according to the needs of the following different business areas. Although we have substantial experience with the utility-scale power plant and advanced PV module offerings described below, our other offerings are in various stages of development and we currently have limited experience with them.

•
Utility-Scale Power Plant. We have extensive, proven experience in delivering reliable grid-connected bulk power systems for utility-scale generation. First Solar’s grid-connected PV power plants diversify the energy portfolio, reduce fossil-fuel consumption, reduce the risk of fuel price volatility, and save costs, proving that centralized solar generation can deliver reliable and affordable solar electricity to the grid in many places around the world. Benefits of our grid-connected bulk power system solutions include reduction of fuel imports and improvements in energy security; diversification of the energy portfolio and reductions of risk related to fuel-price volatility; enhanced peaking generation and faster time-to-power; improved grid reliability and stability with advanced PV plant controls and managed PV variability through accurate forecasting.

•
AC Power Block. First Solar is developing the AC Power Block as a pre-engineered system solution with guaranteed performance, consisting of First Solar modules, mounting solutions, third party inverters, a power block warranty and certain related services. Building on the core of our PV plant technology, the AC Power Block will enable our local Engineering, Procurement, and Construction (“EPC”) partners to develop PV power plants in diverse regions. By utilizing technologies optimized by First Solar, the AC Power Block is expected to provide verification of the power plant energy model ensuring that delivered performance equals predicted performance. The AC Power Block is expected to (i) feature execution by a local partner with First Solar technology and training; (ii) provide a bankable revenue stream; (iii) streamline development, financing, permitting, installation, and commissioning; (iv) reduce LCOE and (v) ensure predictable energy performance. As a result of First Solar’s experience in utility-scale generation, First Solar power plants are expected to deliver an accurate energy profile, cost structure and be optimized for project-specific economics. By applying our knowledge and technical expertise to the AC Power Block solution, we will be able to predict the energy model and guarantee the first year revenues. The AC Power block performance guarantee is expected to result in a high level of bankable revenue stream for project owners.

•
Fuel Displacement. Our hybrid power plant solutions, which are currently in development, are expected to reduce fuel consumption and save costs for certain energy customers using liquid fuel as their primary energy source. Today, solar electricity is cheaper than diesel generated electricity in certain markets. With fixed pricing and no fuel-price volatility, solar can provide a meaningful value proposition for energy customers burning liquid fuel as their primary energy source. Our innovative hybrid system solutions are expected to provide cost-competitive solar energy as an alternative source of fuel, reducing fuel consumption and variable costs with reliable and affordable solar electricity. Benefits of our fuel displacement product are expected to include the reduction of fuel consumption and cost savings; an increase in fuel reserves or exports at market prices; a smaller impact from fuel price volatility; greater energy independence; reduction of CO2 emissions and generator operating time.

•
Commercial and Industrial (“C&I”) - Distributed Generation for Restricted Spaces. We are in the process of developing system solutions, both ground-mounted and roof-top, for commercial and industrial applications, using both our CdTe PV technology and the high efficiency crystalline silicon technology we acquired in 2013. Distributed solar generation can be deployed rapidly, and because the energy generated is consumed locally, less energy is lost in transmission from the point of production. While our CdTe PV modules have been used in many C&I systems worldwide, our high-power density, mono-crystalline solar technology is expected to be particularly attractive in restricted spaces, enabling our customers to pack more power and energy production into each location, resulting in improved performance in site-constrained locations. We expect to begin manufacturing modules incorporating this crystalline silicon technology in limited quantities by the end of 2014.

•
Off-Grid and Energy Access. Our off-grid and energy access offerings, currently in development, can address underserved energy markets and bring power solutions to some of the approximately 1.3 billion people without access to a modern energy grid. First Solar’s energy access offerings are expected to provide a practical and affordable option for underserved off-grid energy markets across the globe. Our mini-grid capabilities under development can provide aggregate surplus supply for village electrification in remote locations to power homes, schools, hospitals, telecommunication systems, and many other modern applications. Our underserved energy market capabilities under development can provide base-load solar generation with no fuel cost or delivery risk; reduce health risks associated with kerosene and diesel fuel; support fast installation, low maintenance, and easy service and provide income generation and economic development opportunities. We are currently engaged in three off-grid energy access test pilot sites in Kenya.

•
Advanced PV Modules. Our Series 3 Black CdTe PV module outperforms conventional crystalline silicon solar modules with equal power rating due to superior spectral response and temperature coefficient. As a result, at temperatures above 25°C, First Solar modules produce more energy than conventional crystalline silicon solar modules with equal power rating. Our TetraSun crystalline silicon module (scheduled to begin manufacturing by the end of 2014) is designed for applications where space is at a premium or customers prefer a high-power density solution. With a proprietary cell architecture and manufacturing process, our crystalline silicon modules are expected to offer one of the industry’s highest power ratings and conversion efficiencies and lowest temperature coefficients, resulting in high energy density in space-constrained installations.

Full Suite of Capabilities

The First Solar model offers PV energy solutions with superior value and less risk with our expertise across substantially the entire solar value chain, including:

•
Project Development. During project development, we obtain land and land rights for the development of PV solar power systems incorporating our modules, negotiate long-term PPAs with potential purchasers of the electricity to be generated by those plants or develop plants in regulated markets where feed-in-tariff (“FiT”) or similar structures are in place, manage the interconnection and transmission process, negotiate agreements to interconnect the systems to the electricity grid, and obtain the permits which are required prior to the construction of the PV solar power systems, including applicable environmental and land use permits. We also buy projects in various stages of development and continue developing those projects with system designs incorporating our own modules. We sell developed PV solar power systems to system operators who wish to own generating facilities, such as utilities, or to investors who are looking for long-term investment vehicles that are expected to generate consistent returns.

•
EPC Services. We provide EPC services to projects developed by us, to projects developed by independent solar power project developers, and directly to system owners such as utilities. EPC products and services include engineering design and related services, BoS procurement, advanced development of grid integration solutions, and construction contracting and management. Depending on the customer and market need, we may provide our full EPC services or any combination of individual products and services within our EPC capabilities. An example of such combination of individual services would be providing engineering design and procurement of BoS parts (“EP” services) for a third party constructing a PV solar power system.

•
O&M Services. We have a comprehensive O&M service offering with multiple PV solar power systems in operation. Utilizing a state of the art Global Operations Center, our team of O&M experts provide comprehensive services including NERC compliance, energy forecasting, 24/7 monitoring and control, PPA and Large Generator Interconnection Agreement compliance, performance engineering analysis, turn-key maintenance services including spare parts and breakdown repair, and environmental services. We offer our O&M service to solar power plant owners that use either our solar modules or modules manufactured by other third-party manufacturers.

•
Project Finance. Our project finance group is primarily responsible for negotiating and executing the sale of PV solar power systems incorporating our modules which allows us to optimize the value of our project development portfolio. Our project finance team includes professionals with experience in arranging for and structuring financing for projects incorporating our modules including non-recourse project debt financing in the bank loan market and debt capital markets and project equity capital from tax oriented and strategic industry equity investors.

•
The First Solar Tracker and Other Balance of System (“BoS”). BoS consists of all of the non-module components of the solar power plant. We sell certain components of the solar system including single-axis trackers, which are manufactured by a third party using our proprietary technology. We offer several proprietary mounting solutions that have been custom-designed by First Solar engineers to integrate exclusively with our modules and reduce system costs. Project specific factors such as the local irradiance, weather, soil, wind, and topography will dictate the optimal mounting solution for each project. With a single-axis tracker technology and multiple fixed mounting solutions to choose from, we offer a suite of mounting systems that have been engineered to maximize energy output, increase installation velocity, and reduce costs. Our proprietary tracker systems follow the sun throughout the day to maximize energy output and generate up to 25% more energy than fixed mounting systems.

•
Power Sales and Marketing. We are developing capabilities in power sales and marketing, which will enable us to source buyers of electricity from our projects as needed, for instance during any stub periods between a solar plant’s commercial operation date and the subsequent start date of a long term PPA.

Global Markets

As part of our Long Term Strategic Plan, we have established and are continuing to develop a localized business presence on six continents, as described below. Energy markets are by their nature localized, with different drivers and market forces impacting electricity generation in a particular region or for a particular application. Accordingly, our business is evolving worldwide and shaped by the varying ways in which our PV solar solutions can be a compelling and economically viable solution to energy needs in different markets and applications.

The Americas

•
United States. Multiple PV markets in the United States, which accounted for 86% of our 2013 net sales, exemplify several of the criteria critical for a sustainable solar market: (i) sizeable electricity demand, particularly around growing population centers and industrial areas, (ii) high existing power prices, and (iii) abundant solar resources. In those areas and applications in which these factors are more pronounced, our PV solar solutions are getting closer to competing solely on an economic basis with more traditional forms of energy generation. The market penetration of PV solar is impacted by certain state and federal support programs, including the 30% federal investment tax credit set to expire at the end of 2016, as described under “Market Overview” and “Support Programs.” We have significant experience and a market leadership position in developing, financing, engineering, constructing, and maintaining utility-scale power plants in the United States, particularly in California and other southwestern states. Currently, our solar projects in the United States account for substantially all of the 2.7 GW AC advanced-stage pipeline of projects that we are either currently constructing or expect to construct. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Systems Project Pipeline” for more information about these projects.

•
Chile. Chile is a promising region for PV solar in that certain markets are characterized by high existing electricity prices, abundant solar resources and visible demand in the form of mining or industrial activity. In 2008, Chile enacted the Non-Conventional Renewable Energy (“NCRE”) Law which made it mandatory for electricity companies selling energy to final customers to assure that a specified quota (which rises over time) of the energy they sell comes from NCRE sources, directly or indirectly.

In early 2013, we acquired Solar Chile, a Santiago-based solar development company. Solar Chile has a portfolio of utility-scale PV power projects in varying stages of development currently totaling approximately 1 GW in northern Chile, including the Atacama Desert region, which offers the highest solar irradiance in the world. As a result of our investment in Chile, we have developed capabilities that allow us to carry out development activities and perform EPC and O&M services.

•
Other Americas. We are developing our business in other countries in the Americas including Canada, Brazil, Mexico and certain Central American countries. Canada accounted for approximately 8% of our 2013 net sales.

Europe, Middle East and Africa

•
Europe. While PV solar adoption in prior years was driven to a large degree by feed-in-tariffs and other incentive programs in Germany, France, Italy and Spain, PV solar is entering its next phase in which growth will ultimately be determined by the degree to which PV solar solutions can compete economically with more traditional forms of electricity generation, particularly in areas with high prevailing electricity prices, strong electricity demand and strong solar resources.

In Europe, which accounted for approximately 5% of our 2013 net sales, we have been engaged in project development activities with respect to certain projects in Germany, and the UK, and we are actively evaluating additional project opportunities in Turkey, Israel and emerging Southeastern European markets as well as mature Western European solar markets. In 2013, we entered into a joint venture with Belectric Solarkraftwerke GmbH to realize solar energy projects on three continents. The joint venture is based in Germany and is tasked with developing selected PV power projects independently acquired or developed by either of the two companies in Europe, North Africa, as well as projects of fewer than 20 megawatts, in the United States. Under the terms of the joint venture, First Solar will supply its thin-film modules, selected components such as the First Solar tracker and value-added services, while Belectric will provide its advanced balance of systems and a range of service capabilities. Both companies’ engineering, procurement and construction contributions will vary by project and geography.

•
Middle East and North Africa (“MENA”). The MENA region offers strong potential for PV solar adoption. In addition to this region benefiting from particularly abundant solar resources, PV solar offers this region the opportunity to shift more current and future domestic electricity consumption to PV solar, thereby allowing incrementally more hydrocarbon exports into the world markets. In MENA, several countries have announced sizeable solar targets, although policy mechanisms are in many cases not yet firmly established. For example, in the Kingdom of Saudi Arabia, a solar policy with a target of 41 GW of solar energy (of which at least 16 GW is PV) by 2032 was introduced in 2012. While the expected potential of the MENA market is significant, policy promulgation and market development are especially vulnerable to governmental inertia, political instability, geopolitical risk, fossil fuel subsidization, potentially stringent localization requirements and limited available infrastructure.

First Solar is pursuing a wide range of opportunities to support the MENA region’s efforts to cultivate its considerable solar resources. We established an office in Dubai, and we are in the process of setting up an office in Saudi Arabia. We constructed a 13 MW DC PV power plant for Dubai Electricity & Water Authority (“DEWA”) in Seih Al Dahal, approximately 50 kilometers south of Dubai. This is the first phase of the landmark Mohammad Bin Rashid Al Maktoum Solar Park, an AED 12 billion project that is expected to eventually produce 1 GW of clean energy for the UAE’s national grid using both PV and solar thermal technology.

•
South Africa. South Africa offers strong market potential for PV solar, which can play a useful role in delivering electricity to the region’s mining industry. The mining industry in South Africa and around the region is working to address electricity supply challenges that have a direct impact on operations. Whether mines are grid-connected or relying on diesel generators, solar energy, with its cost competitiveness and reliability, represents a meaningful value proposition. Deploying PV hybrid solutions that supplement existing power sources, such as the electricity grid or diesel generators, can help mining companies address their daytime electricity supply challenges, while minimizing costs and lowering their environmental impact. In South Africa, the government is procuring bids under a competitive tender process in support of a target of procuring over 18 GW of renewable energy by 2030 in South Africa’s Integrated Resource Plan of which over 8 GW was allocated to solar PV. First Solar has established an operating subsidiary in Cape Town, South Africa as a regional hub for activities across sub-Saharan Africa.

Asia-Pacific (“APAC”)

•
Australia. Australia is a promising region for PV solar in that certain markets are characterized by abundant solar resources and visible demand in the form of mining and industrial activity. In Australia, which accounted for less than 1% of our 2013 net sales, the solar industry is impacted by several regulatory initiatives that support the installation of solar PV modules in both rooftop and free-field applications, including the federal government’s national Renewable Energy Target, which has set a renewable energy goal of 20% by 2020. Additional support has been provided by the Australian Renewable Energy Agency which offers grant-based funding for solar PV projects in both grid-connected and off-grid applications. Due to the uncertain nature of federal incentive programs, the states/territories have also launched their own policy support programs.

In 2012, First Solar completed construction of the 10 MW Greenough River Solar Farm in Western Australia in cooperation with Verve Energy and GE Energy Financial Services. Greenough River Solar Farm is the largest PV solar farm in operation in Australia. In addition to supplying over 150,000 of its thin film PV modules and EPC services for the plant, First Solar is providing O&M services under a 15 year contract. In 2013, AGL Energy Limited (“AGL”) engaged First Solar to construct a 102 MW solar power plant at Nyngan and a 53 MW solar project at Broken Hill, both located in New South Wales. We executed engineering, procurement and construction contracts with AGL to supply the projects with our advanced thin-film PV modules and provide EPC services. In addition, First Solar will provide maintenance support for a period of five years once the solar farms are operational. The projects are supported by Commonwealth Government funding through the Australian Renewable Energy Agency as well as funding from the New South Wales Government. The Nyngan and Broken Hill solar projects will be Australia’s largest utility-scale solar projects, respectively. Construction of the Nyngan project commenced in January 2014, and commercial operation is expected by mid-2015. Construction of the Broken Hill project is expected to start approximately in mid-2014, and is scheduled to reach commercial operation before the end of 2015. In addition to our engagement with AGL, we entered into a collaboration and shareholder arrangement with Ingenero Pty Ltd. to provide a joint offering to the commercial and off-grid solar markets. The partnership combines Ingenero’s design, development and integration experience with our advanced thin-film PV module technology and demonstrated track record in utility-scale projects to better meet market requirements within Australia and the APAC region.

•
Japan. Japan has evolving electricity market characteristics, particularly after the 2011 Fukushima Daiichi nuclear disaster, that make it an attractive market for PV solar. Japan announced new safety standards after the failure of the Fukushima Daiichi nuclear power station resulting in the idling of Japan’s nuclear reactors, which historically generated nearly 50 GW or 30% of the country’s electricity. Japan has few domestic fossil fuel resources and as a result of the shutdown of its nuclear reactors, it further increased its dependence on fossil fuel imports to cover the generation shortfall. Japan is the largest importer of liquefied natural gas globally. The Japanese government has announced a long-term goal of dramatically increasing installed solar power capacity, with a target of 28 GW or more of solar power capacity by 2020. Japan is a signatory to the Kyoto Protocol, which requires it to reduce greenhouse gas emissions. As Japan will not likely reach its renewable energy (including solar) targets, Japan is increasing its incentives for solar power installations. Besides the upfront cash incentives, the federal government crafted a net FiT policy, requiring electric power utilities to buy excess electricity generated by PV systems at a premium rate. A FiT program was launched in 2012 for non-residential systems, which served as one of the key factors driving demand in Japan during the year.

We established a Japan operating subsidiary and opened an office in Tokyo to effectively pursue growth opportunities. We are expecting to partner with Japanese companies to develop, construct, and operate solar power plants, mitigating Japan’s dependence on nuclear power and natural gas fuel imports. In 2013, First Solar entered into an agreement with JX Nippon Oil & Energy Corporation to distribute high efficiency solar photovoltaic modules (based on high efficiency, high quality crystalline silicon technology we obtained through our acquisition of TetraSun, Inc. in 2013) in Japan through April 2015. During the fourth quarter of 2013, we started construction of a solar project in Kitakyushu-shi, Japan using our CdTe PV modules. The 1.4 MW DC project is expected to start operating in the first quarter of 2014.

•
India. There is significant potential for PV in India due to its growing energy needs, substantial population centers, a lack of electrification to many parts of the country, high competing energy costs, high levels of irradiance, and the aggressive renewable energy targets set by the government. In India, which accounted for less than 1% of our net sales, the Central Government has initiated actions to roll out Phase-III of its Jawaharlal Nehru National Solar Mission (“JNNSM”), which aims to install 22 GW of new solar electricity generating capacity by 2022, or a cumulative target capacity addition of 11 GW between 2013-17 as part of Phase II of JNNSM.

In addition to national level initiatives, various Indian states have also embarked on solar power programs at the state level. Renewable Purchase Obligations (“RPOs”) have been introduced to help drive the PV market in India. Affected electricity consumers can achieve their purchase obligations by setting up their own installation or purchasing power directly through a PPA. Alternatively they can purchase solar Renewable Energy Certificates from other producers to meet their target.

In 2012, First Solar entered into module supply agreements and joint venture agreements with Kiran Energy Solar Power Pvt. Ltd. and Mahindra Solar One Pvt. Ltd. for the supply of First Solar’s advanced, thin-film solar modules for two solar PV power plants totaling 50 MW DC in India’s Rajasthan state. In addition, First Solar made an equity investment in the aforementioned solar power plants. The two adjacent projects, which together are one of India’s largest PV installations, are part of the second batch of utility-scale solar projects concluded under India’s JNNSM. Construction on both projects was completed in the first quarter of 2013. First Solar in India is seeking to develop utility scale solar PV projects, address the energy/RPO needs of the utilities and also target the open access industrial and commercial power demand. Options such as partnering with local entrepreneurs to develop solutions for segments in the energy access market and creating solutions by combining solar PV with other modes of generation and reduce dependence on liquid fuels especially in back-up (or even primary power) markets are also being explored. For a description of some of the risks associated with our efforts in India, see “Item 1A: Risk Factors - Risks Related to Our Markets and Customers - Our ability to pursue an expansion strategy in India could be adversely affected by protectionist or other adverse public policies.”

•
Other APAC. We are developing our business in other APAC countries including Indonesia, Malaysia and Thailand. In China, we continue to evaluate our options and remain committed to our presence, with the goal of developing sales and joint venture opportunities in the market. Due to market environment and other reasons, we have determined that we will no longer be pursuing the Ordos project that we had previously announced as part of a 2 GW Memorandum of Understanding with the City of Ordos.

Support Programs

Although our Long Term Strategic Plan provides for First Solar to transition over time toward operating in sustainable markets that do not require solar specific government subsidies or support programs, in the near-term our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Support programs for PV solar electricity generation, depending on the jurisdiction, include FiTs, quotas (including renewable portfolio standards and tendering systems), and net energy metering programs. In addition to these support programs, financial incentives for PV solar electricity generation include tax incentives, grants, loans, rebates, and production incentives. Although we expect to become less impacted by, and less dependent on, support programs as we execute our LTSP and transition into primarily sustainable markets, support programs will continue to play varying roles in accelerating the adoption of PV solar systems around the world.

In Europe, renewable energy targets, in conjunction with FiTs, have contributed to the growth in PV solar markets. Renewable energy targets prescribe how much energy consumption must come from renewable sources, while FiT policies are intended to support new supply development by providing investor certainty. A 2009 European Union (“EU”) directive on renewable energy, which replaced an earlier 2001 directive, sets varying targets for all EU member states in support of the directive’s goal of a 20%

share of energy from renewable sources in the EU by 2020, and requires national action plans that establish clear pathways for the development of renewable energy sources.

Tax incentive programs exist in the U.S. at both the federal and state level and can take the form of investment and production tax credits, accelerated depreciation and sales and property tax exemptions and abatements. At the federal level, investment tax credits for business and residential solar systems have gone through several cycles of enactment and expiration since the 1980’s. In October 2008, the U.S. Congress extended the 30% federal energy investment tax credit (“ITC”) for both residential and commercial solar installations for eight years, through December 31, 2016. The ITC is a primary economic driver of solar installations in the U.S. Its extension through 2016 has contributed to greater medium term demand visibility in the U.S.; however, its expiration at the end of 2016 (unless extended) underscores the need for the LCOE from solar systems to continue to decline toward grid parity. The expiration of the 30% ITC poses significant uncertainties regarding future of U.S. PV solar market demand.

The majority of states in the U.S. have enacted legislation adopting Renewable Portfolio Standards (“RPS”) mechanisms. Under an RPS, regulated utilities and other load serving entities are required to procure a specified percentage of their total electricity sales to end-user customers from eligible renewable resources, such as solar generating facilities, by a specified date. Some programs may further require that a specified portion of the total percentage of renewable energy must come from solar generating facilities. RPS legislation and implementing regulations vary significantly from state to state, particularly with respect to the percentage of renewable energy required to achieve the state’s RPS, the definition of eligible renewable energy resources, and the extent to which renewable energy credits (certificates representing the generation of renewable energy) qualify for RPS compliance. Measured in terms of the volume of renewable electricity required to meet its RPS mandate, California’s RPS program is the most significant in the U.S., and the California market for renewable energy dominates the western U.S. region. First enacted in 2002, California’s RPS statute has been amended several times to increase the overall percentage requirement as well as to accelerate the target date for program compliance. Pursuant to amendments enacted by the California Legislature in 2011, the California RPS program now requires utilities and other obligated load serving entities to procure 33% of their retail electricity demand from eligible renewable resources by 2020. In 2013, approximately 77% of our total net sales were derived from our systems projects or third-party module sales to solar power systems in California.

Business Segments

We operate our business in two segments. Our components segment involves the design, manufacture, and sale of solar modules which convert sunlight into electricity. We manufacture CdTe modules and we also expect to begin manufacturing high-efficiency crystalline silicon modules by the end of 2014. Third-party customers of our components segment include project developers, system integrators, and owners and operators of PV solar power systems.

Our second segment is our fully integrated systems business (“systems segment”), through which we provide complete turn-key PV solar power systems, or solar solutions that draw upon our capabilities, which include (i) project development, (ii) EPC services, (iii) O&M services, and (iv) project finance expertise, all as described in more detail below. We may provide our full EPC services or any combination of individual products and services within our EPC capabilities depending upon the customer and market opportunity. All of our systems segment products and services are generally for PV solar power systems which use our solar modules, and such products and services are sold directly to investor owned utilities, independent power developers and producers, commercial and industrial companies, and other PV solar power system owners. Any other revenues from other services not related to the design, manufacture and sale of solar modules is reflected in this segment.

See Note 23 “Segment and Geographical Information,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K for further information on our business segments.

Components Business

Our components business involves the design, manufacture, and sale of solar modules which convert sunlight into electricity.

Solar Modules

CdTe Modules. Our flagship module since the inception of First Solar has been manufactured using our advanced CdTe thin-film technology. Each solar module is a glass laminate approximately 2ft x 4ft (60cm x 120cm) in size that encapsulates a CdTe thin-film semiconductor. Our solar modules had an average rated power per module of approximately 91 watts, 86 watts, and 80 watts for 2013, 2012, and 2011, respectively. During 2013, we announced the release of our Series 3 Black and Series 3 Black Plus modules. The Series 3 Black module is the first thin-film module to pass independently validated thresher and long term sequential extended reliability tests, providing added confidence in long term harsh climate performance. The Series 3 Black Plus adds innovative semiconductor technology enhancements that allow significant improvement in our long term power output degradation guidance and associated warranties. Our semiconductor structure is a single-junction polycrystalline thin-film that uses CdTe as the absorption layer. CdTe has absorption properties that are matched to the solar spectrum and can deliver competitive conversion efficiencies using only about 1-2% of the amount of semiconductor material (i.e., silicon) that is used to manufacture traditional crystalline silicon solar modules. One of the drivers of First Solar modules’ performance advantage over crystalline silicon modules is a lower temperature coefficient, delivering higher energy yields at elevated operating temperature typical of utility-scale solar power plants in sunny regions.

Crystalline Silicon Modules. In 2013, we acquired TetraSun for its high efficiency crystalline silicon technology for deployment in space constrained applications. We expect to begin manufacturing modules incorporating such technology by the end of 2014.

Descriptions below of our components business relate to our CdTe modules unless otherwise noted.

Manufacturing Process

We manufacture our CdTe solar modules on high-throughput production lines and perform all manufacturing steps ourselves in an automated, proprietary, and continuous process. Our solar modules employ a thin layer of semiconductor material to convert sunlight into electricity. Our manufacturing process eliminates the multiple supply chain operators and expensive and time-consuming batch processing steps that are used to produce crystalline silicon solar modules. Currently, we manufacture our solar modules at our Perrysburg, Ohio, and Kulim, Malaysia manufacturing facilities.

We have integrated our CdTe manufacturing processes into a continuous production line with the following three stages: the deposition stage, the cell definition and treatment stage, and the assembly and test stage. In the deposition stage, panels of transparent oxide-coated glass are robotically loaded onto the production line where they are cleaned, heated, and coated with thin layers of cadmium sulfide followed by a layer of CdTe using our proprietary vapor transport deposition technology, after which the semiconductor-coated plates are cooled rapidly to increase strength. In the cell definition and treatment stage, we use high speed lasers to transform the large single semiconductor coating on the glass plate into a series of interconnected cells that deliver the desired current and voltage output. In this stage, we also treat the semiconductor film using proprietary chemistries and processes to improve the device performance, and we apply a metal terminated sputtered back contact. Finally, in the assembly and test stage, we apply busbars, inter-laminate material, and a rear glass cover sheet that is laminated to encapsulate the semiconductor. A junction box and termination wires are then applied to complete the assembly. The final assembly stage is the only stage in our production line that requires manual processing.

We maintain a robust quality and reliability assurance program that monitors critical process parameters to ensure that industry and internal standards are met. This rigorous set of evaluations is conducted prior to each solar module undergoing acceptance testing for both electrical leakage and power measurement on a solar simulator. The quality and reliability tests complement production surveillance with an ongoing monitoring program, subjecting production modules to accelerated life cycle and stress testing to ensure conformance to IEC and UL requirements. This program assures a high level of product quality and reliability, helping to predict power performance in the field.

Research, Development, and Engineering

We continue to devote substantial resources to research and development with the primary objective of lowering the lifecycle cost of electricity generated by our PV systems. We conduct our research and development activities primarily in the United States. Within our components business, we focus our research and development activities on, among other areas, continuing to increase the conversion efficiency and energy yield of our solar modules and continuously improving durability and manufacturing efficiencies, including throughput improvement, volume ramp, and material cost reduction.

In the course of our research and development activities, we continuously explore and research technologies in our efforts to sustain competitive differentiation in our modules. We typically qualify process and product improvements for full production at our Perrysburg, Ohio plant and then use a systematic process to propagate them to our other production lines. We believe that our systematic approach to technology change management will provide continuous improvements and ensure uniform adoption across our production lines. In addition, our CdTe production lines are replicas or near replicas of each other and, as a result, a process or production improvement on one line can be rapidly deployed to other production lines.

We regularly produce research cells in our laboratories, some of which are tested for performance and certified by independent labs such as the National Renewable Energy Laboratory. Cell efficiency measures the proportion of light converted in a single solar cell at standard test conditions. Our research cells are produced using laboratory equipment and methods and are not intended to be representative of our manufacturing capability. We believe that our record cells demonstrate a potential long-term module efficiency entitlement of over 18% using our commercial scale manufacturing equipment.

During 2013 we acquired GE’s global CdTe solar intellectual property portfolio, setting a course for significant advancement of our PV thin-film solar technology. The combination of the two companies’ complementary technologies and First Solar’s existing manufacturing capabilities are expected to accelerate the development of CdTe solar module performance and improve efficiency at manufacturing scale. In addition, GE Global Research and First Solar R&D are collaborating on future technology development to further advance CdTe solar technology pursuant to an agreement through 2014.

Customers

With respect to our components business, during 2013, we sold the majority of our solar modules (not included in our systems projects) to solar power system project developers, system integrators, and operators headquartered in Germany, France, Portugal, India, and the United States, which either resell our solar modules to end-users or integrate them into solar power plants that they own, operate, or sell. Third-party module sales represented approximately 12% of our total 2013 net sales. Additionally, we develop, design, construct and sell PV solar power systems that use the solar modules we manufacture.

During 2013, AES, MidAmerican Renewables, LLC and NextEra Energy individually accounted for more than 10% of our components segment’s net sales, which includes the solar modules used in our systems projects. We are investing in sustainable market development, particularly in areas with abundant solar resources and sizable electricity demand, and as part of such efforts we are seeking to develop additional customer relationships in sustainable markets and regions, which has reduced and is expected to continue to reduce our customer and geographic concentration and dependence.

Competition

The renewable energy, solar energy, and solar module sectors are highly competitive and continually evolving as participants in these sectors strive to distinguish themselves within their markets and compete within the larger electric power industry. We face intense competition for sales of solar modules, which has resulted in and may continue to result in reduced margins and loss of market share. With respect to our components business, our primary sources of competition are currently crystalline silicon solar module manufacturers, as well as other thin-film module manufacturers and companies developing solar thermal and concentrated PV technologies. Certain of our existing or future competitors may be part of larger corporations that have greater financial resources and greater brand name recognition than we do and, as a result, may be better positioned to adapt to changes in the industry or the economy as a whole. Certain competitors may have direct or indirect access to sovereign capital, which could enable such competitors to operate at minimal or negative operating margins for sustained periods of time. Among PV module and cell manufacturers, the principal methods of competition include sales price per watt, conversion efficiency, reliability, warranty terms, and customer payment terms. In 2013, industry average module pricing stabilized but remained low relative to the prior five-year period. If competitors reduce module pricing to levels near or below their manufacturing costs, or are able to operate at minimal or negative operating margins for sustained periods of time, our results of operations could be adversely affected. At December 31, 2013, the global PV industry consisted of more than approximately 75 manufacturers of solar modules and cells. In the aggregate, these manufacturers had installed production capacity that significantly exceeded global demand in 2013. We believe the solar industry will continue to experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will put pressure on pricing, which could adversely affect our results of operations.

In addition, we expect to compete with future entrants to the PV industry that offer new technological solutions. We also face competition from semiconductor manufacturers and semiconductor equipment manufacturers or their customers, that produce PV cells, solar modules, or turn-key production lines.

We also face competition from companies that currently offer or are developing other renewable energy technologies (including wind, hydropower, geothermal, biomass, and tidal technologies) and other power generation sources that employ conventional fossil fuels.

Raw Materials

Our CdTe module manufacturing process uses approximately 30 types of raw materials and components to construct a complete solar module. One critical raw material in our production process is cadmium telluride. Of the other raw materials and components, the following eight are also critical to our manufacturing process: front glass coated with transparent conductive oxide, cadmium sulfide, photo resist, laminate material, tempered back glass, cord plate/cord plate cap, lead wire, and solar connectors. Before we use these materials and components in our manufacturing process, a supplier must undergo a rigorous qualification process. We continually evaluate new suppliers and currently are qualifying several new suppliers and materials. When possible we attempt to use suppliers that can provide a raw material supply source that is near our manufacturing locations, reducing the cost and lead times for such materials. A few of our critical materials or components are single sourced and most others are supplied by a limited number of suppliers.

Solar Module Collection and Recycling Program

First Solar is committed to extended producer responsibility and takes into account the environmental impact of its products over their entire life cycle. We established the solar industry’s first comprehensive module collection and recycling program. First Solar’s module recycling process is designed to maximize the recovery of valuable materials, including the glass and encapsulated semiconductor material, for use in new modules or other new products and minimizes the environmental impacts associated with our modules at the end of their useful life. Approximately 90% of each collected First Solar module can be recycled into materials for use in new products, including new solar modules.

In the fourth quarter of 2012, we made changes to our collection and recycling program outside the EU. Under this program change, customers, as part of their overall power plant decommissioning obligations, are now responsible for ensuring modules are either recycled or responsibly disposed of at the end of their useful life. First Solar offers term-based recycling services to customers to help them meet these obligations. This change supports our ongoing transition to being a provider of adaptable solar energy solutions for our power plant customers. The change in First Solar’s recycling program provides power plant owners with flexibility in determining end-of-life module disposition, with options that enable them to more efficiently manage their capital and improve their financial returns. For example, our financial projections indicate that funding the cost of end-of-life module recycling through project cash flows can save power plant owners considerably more than a prefunded approach due to the higher returns generated from the project cash flows.

The European Union’s Waste Electronics and Electrical Equipment (“WEEE”) Directive places the obligation of recycling (including collection, treatment, and environmentally sound disposal) of electrical and electronic equipment (“EEE”) products upon producers. Over the next few years, this Directive will also be applicable to solar PV modules. For modules sold to and installed in the EU, we continue to maintain a commitment to cover and pre-fund the estimated collection and recycling costs consistent with our historical program prior to the changes made in the fourth quarter of 2012. However, as the detailed legal requirements of the transposed WEEE Directive become known in 2014, we will adjust the program in the various EU member states as required to ensure compliance with the different regulations. Additionally, for all modules subject to a sales arrangement prior to the above discussed change, we have an obligation and will maintain the commitment to collect and recycle such covered modules consistent with our historical pre-funded solar module collection and recycling program.

For our pre-funded collection and recycling program we continue to fund the estimated collection and recycling cost incremental to amounts already pre-funded in prior years for the cumulative modules covered by the program within 90 days of the end of each fiscal year, assuming for this purpose a minimum service life of 25 years for our solar modules. In addition to achieving substantial environmental benefits, our solar module collection and recycling program may provide us the opportunity to resell or redistribute working modules or recover certain raw materials and components for reuse in our manufacturing process. We currently have recycling facilities operating at each manufacturing facility (with sufficient capacity for manufacturing scrap, anticipated warranty returns, and modules collected at the end of their useful life over the next several years) that produce glass suitable for use in the production of new glass products and unrefined semiconductor materials that will be further processed by a third party supplier and then used to produce semiconductor materials for use in new solar modules.

To ensure that the pre-funded amounts for covered modules under the program are available regardless of our financial status in the future, a trust structure has been established; funds are put into custodial accounts in the name of a trustee. Only the trustee can distribute funds from the custodial accounts for qualified collection and recycling costs. These funds cannot be accessed for any purpose other than for qualified module collection and recycling costs of First Solar modules; such collection and recycling services will either be performed by us or a third party. End users with solar modules covered by our pre-funded program can request collection and recycling of their eligible solar modules by us at any time at no additional cost.

Solar Module Warranties

We provide a limited warranty against defects in materials and workmanship under normal use and service conditions for 10 years following delivery to the owners of our solar modules. We also typically warrant to our owners that solar modules installed in accordance with agreed-upon specifications will produce at least 90% of their labeled power output rating during the first 10 years following their installation and at least 80% of their labeled power output rating during the following 15 years. In resolving claims under both the defects and power output warranties, we have the option of either repairing or replacing the covered solar modules or, under the power output warranty, providing additional solar modules to remedy the power shortfall. We also have the option to make a payment for the then current market price for solar modules to resolve claims. Our warranties are automatically transferred from the original purchasers of our solar modules to subsequent purchasers upon resale. In 2013, we announced to our customers the availability of a new linear power output warranty for modules shipping beginning in the second quarter of 2014.

As an alternative to our module power output warranty, we have offered a system level module performance warranty for a limited number of our recent system sales. This system level module performance warranty is designed for utility scale systems and provides 25-year plant-level energy degradation protection. The system level module performance warranty typically is calculated as a percentage of a system’s expected energy production, adjusted for certain actual site conditions, with the warranted level of performance declining each year in a linear fashion, but never falling below 80% during the term of the warranty. In resolving claims under the system level module performance warranty to restore the system to warranted performance levels, we first must validate that the root cause is due to module performance; then we typically have the option of either repairing or replacing modules, providing supplemental modules or making a cash payment. Consistent with our module power output warranty, when we elect to satisfy a valid warranty claim by providing replacement or supplement modules under the system level module performance warranty, we do not have any obligation to pay for the labor to remove or install modules.

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

From time to time we have taken remediation actions with respect to affected modules beyond our limited warranty, and we may elect to do so in the future, in which case we would incur additional expenses. Such potential voluntary future remediation actions beyond our limited warranty obligation could have a material adverse effect on our results of operations if we commit to any such remediation actions.

Systems Business

Through our fully integrated systems business, we provide a complete turn-key solar power system solution or any combination of our systems solutions, which may include project development, EPC services, O&M services, and project finance.

Our systems business has grown over the past several years through a combination of business acquisitions and organic growth. In April 2009, we completed the acquisition of the project development business of OptiSolar Inc., which included a multi-gigawatt project pipeline. In July 2010, we completed the acquisition of NextLight Renewable Power, LLC (“NextLight”), a leading developer of utility-scale solar projects in the southwestern United States, which also included a multi-gigawatt project pipeline. In January 2013, we acquired Solar Chile, a Santiago-based solar development company. Solar Chile has a portfolio of utility-scale PV power projects in varying stages of development currently totaling approximately 1 GW in northern Chile, including the Atacama Desert region, which offers the highest solar irradiance in the world. In addition, in August 2013, we acquired a pipeline of U.S. and Mexico development assets from Element Power. Included in the 1.5 GW pipeline are diverse projects in various stages of development in California, Arizona, Texas, Georgia, North Carolina, Colorado, Louisiana, Illinois and Mexico. The projects are competitively positioned in their respective markets, have secured site options and interconnect queue positions, and are at various stages of environmental screening and permitting.

Project Development

Project development activities include: site selection and securing rights to acquire or use the site, obtaining in a timely manner the requisite interconnection and transmission studies, executing an interconnection agreement, obtaining environmental and land use permits, maintaining effective site control, and entering into a power purchase agreement with an off-taker of the power to be generated by the project. These activities culminate in receiving the right to construct and operate a solar power system. Depending on the market opportunity or geographic location, we may acquire projects in various stages of development or acquire project companies from developers in order to complete the development process, construct a PV power plant incorporating our modules and sell the system to a long-term project owner, or in certain cases, operate the system on our own. Depending on the market opportunity or geographic location, we may collaborate with local partners in connection with these project development activities. Depending on the type of project or geographic location, PPAs or FiT structures define the price and terms the utility customer or investor will pay for power produced from a project. Entering into a PPA generally provides the underlying economics needed to finalize development including permitting, beginning construction, arranging financing, and marketing the project for sale to a long-term project owner. Depending primarily on the location, stage of development upon our acquisition of the project, and other site attributes, the development cycle typically ranges from one to five years. We may be required to incur significant costs for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible, economically attractive, or capable of being built. If there is a delay in obtaining any required regulatory approvals, we may be forced to incur additional costs, write-down capitalized project assets, and the right of the off-taker under the PPA to terminate may be triggered.

Customers

With respect to our systems business, our customers consist of investor owned utilities, independent power developers and producers, commercial and industrial companies, and other system owners who may purchase from us completed solar power plants (which include our solar modules), any combination of EPC services, and O&M services for the plants we build. During 2013, the substantial majority of our systems business sales were generated in North America.

During 2013, the principal customers of our systems segment were NextEra Energy, MidAmerican Renewables, LLC, Exelon Corporation, General Electric Company and Sumitomo Corporation of America, each of which also accounted for more than 10% of our systems segment net sales during 2013.

Competition

With respect to our systems business, we face competition from other providers of renewable energy solutions, including developers of PV, solar thermal and concentrated solar power systems, and developers of other forms of renewable energy projects, including wind, hydropower, geothermal, biomass, and tidal projects. To the extent other solar module manufacturers become more vertically integrated, we expect to face increased competition from such companies as well. We also face competition from other EPC companies and joint venture type arrangements between EPC companies and solar companies. Certain current or potential future competitors may also have a low cost of capital and/or access to foreign capital. While the decline in PV modules prices over the last several years has increased interest in solar electricity worldwide, there are limited barriers of entry in many parts of the PV solar value chain, depending on the geographic market. Accordingly, competition at the systems level can be intense, thereby exerting downward pressure on systems level profit margins industry-wide, to the extent competitors are willing and able to bid aggressively low prices for new projects and PPAs, using low cost assumptions for modules, BoS components, installation, maintenance and other costs. Please see Item 1A: “Risk Factors - Competition at the systems level can be intense, depending on the market opportunity, thereby potentially exerting downward pressure on systems level profit margins industry-wide, which could reduce our net sales, profitability and adversely affect our results of operations.”

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

As part of our systems business, we conduct performance testing of the solar power plant prior to substantial completion to confirm the power plant meets operational and capacity expectations noted in the EPC agreement. In addition, we may provide an energy generation performance test during the first year of the solar power plant’s operation. Such a test is designed to demonstrate that the actual energy generation for the first year meets or exceeds the modeled energy expectation, after certain adjustments and exclusions.  If there is an underperformance event, determined at the end of the first year after substantial completion, we may incur liquidated damages as a percentage of the EPC contract price. In some instances, a bonus payment may be received at the end of the first year if the power plant performs above a certain level.  In limited cases, a similar energy generation test is offered as part of our operations and maintenance service, up to a maximum of five years. In such a case, liquidated damages are incurred at the lost energy price noted in the PPA.

Research, Development, and Engineering

Our systems business research and development activities are primarily focused on the objective of lowering the LCOE through reductions in BoS costs, improved systems design, and energy yield enhancements associated with PV systems that use our solar modules. These R&D efforts are also focused on continuing to improve our systems in terms of grid stabilization. We conduct our research and development activities for the systems business primarily in the United States. Innovations related to system design, hardware platforms, inverters, trackers, and installation techniques and know how, among other things, can and are expected in the future to continue to reduce BoS costs, which can represent a significant portion of the costs associated with the construction of a typical utility-scale PV solar power system.

Own and Operate

From time to time we may temporarily own and operate certain PV solar systems with the intention to sell at a later date. The ability to do so allows us to gain control of the sales process, provide a lower risk profile to a future buyer of a PV solar system and improve our ability to drive higher eventual sale values. As of February 2014, we own and operate one completed solar power plant. We also currently own two additional solar power plants under construction that are delivering power to the grid. As an owner and operator of these PV solar systems, we and certain of our operating subsidiaries are subject to the authority of the FERC, as well as various other local, state and federal regulatory bodies. For more information about risks related to owning and operating PV solar power systems, please see Item 1A: “Risk Factors - As a temporary owner and operator of certain PV solar systems that are delivering electricity to the grid, certain of our indirect subsidiaries are regulated as a public utility under U.S. federal and state law, which could adversely affect the cost of doing business and limit our growth.” For more information about the economics of such ownership and the impacts on our liquidity See Item 7: “Management Discussion and Analysis - Liquidity and Capital Resources.”

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

Associates

As of December 31, 2013, we had approximately 4,850 associates (our term for full and part-time employees), including approximately 3,675 in module manufacturing positions and approximately 375 associates that work directly in our systems business. The remainder of our associates are in research and development, sales and marketing, and general and administrative positions. None of our associates are currently represented by labor unions or covered by a collective bargaining agreement. As we expand domestically and internationally, however, we may encounter either regional laws that mandate union representation or associates who desire union representation or a collective bargaining agreement. We believe that our relations with our associates are good.

Information About Geographic Areas

We have significant marketing, distribution, and manufacturing operations both within and outside the United States. Currently, we manufacture our solar modules at our Perrysburg, Ohio, and Kulim, Malaysia manufacturing facilities.

In 2013, the foreign country with the greatest concentration risk was Canada, which accounted for 8% of our consolidated net sales. As part of our Long Term Strategic Plan, we are in the process of expanding our operations, particularly with respect to our systems business, to various countries worldwide, including countries in Latin America, Asia, the Middle East, Australia and Africa. As a result, we are subject to the legal, tax, political, social and regulatory requirements, and economic conditions of an increasing number of jurisdictions. The international nature of our operations subjects us to a number of risks, including fluctuations in exchange rates, adverse changes in foreign laws or regulatory requirements and tariffs, taxes, and other trade restrictions. See Item 1A: “Risk Factors — Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor, and tax conditions in foreign countries” and “Risk Factors — We may be unable to execute on our Long Term Strategic Plan, which could have a material adverse effect on our business, results of operations or financial condition.” See Note 23 “Segment and Geographical Information,” to our consolidated financial statements included in this Annual Report on Form 10-K for information about our net sales and long-lived assets by geographic region for the years ended December 31, 2013, 2012, and 2011. See also Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for other information about our operations and activities in various geographic regions.

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

Executive Officers of the Registrant

Our executive officers and their ages and positions as of February 25, 2014, were as follows:

Name	Age	Position
James A. Hughes	51	Chief Executive Officer
Mark R. Widmar	48	Chief Financial Officer and Chief Accounting Officer
Georges J. Antoun	51	Chief Operating Officer
Joseph Kishkill	49	Chief Commercial Officer

James A. Hughes joined First Solar in March 2012 as Chief Commercial Officer and was appointed Chief Executive Officer in May 2012. Prior to joining First Solar, Mr. Hughes served, from October 2007 until April 2011, as Chief Executive Officer and Director of AEI Services LLC, which owned and operated power distribution, power generation (both thermal and renewable), natural gas transportation and services, and natural gas distribution businesses in emerging markets worldwide. From 2004 to 2007, he engaged in principal investing with a privately held company based in Houston, Texas that focused on micro-cap investments in North American distressed manufacturing assets. Previously, he served, from 2002 until March 2004, as President and Chief Operating Officer of Prisma Energy International, which was formed out of former Enron interests in international electric and natural gas utilities. Prior to that role, Mr. Hughes spent almost a decade with Enron Corporation in positions that included President and Chief Operating Officer of Enron Global Assets, President and Chief Operating Officer of Enron Asia, Pacific Africa and China and as Assistant General Counsel of Enron International. Mr. Hughes is a Non-Executive Director of APR Energy plc, a London Stock Exchange-listed energy company participating in the global market for gas and diesel fired temporary power plants. He is a member of the Board of Directors of the Los Angeles branch of the Federal Reserve Bank of San Francisco and a member of the Advisory Committee of the Export-Import Bank of the United States. Mr. Hughes holds a juris doctor degree from the University of Texas at Austin School of Law, a Certificate of Completion in international business law from Queen Mary’s College, University of London, and a bachelor’s degree in business administration from Southern Methodist University.

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

Georges J. Antoun joined First Solar in July 2012 as the company’s Chief Operating Officer. Mr. Antoun has over 20 years of operational and technical experience, including leadership positions at several global technology companies. Mr. Antoun most recently served as Venture Partner at Technology Crossover Ventures (“TCV”), a private equity and venture firm that he joined in July 2011. Prior to joining TCV, Mr. Antoun was the Head of Product Area IP & Broadband Networks for Ericsson, based in San Jose, California. Mr. Antoun joined Ericsson in 2007, when Ericsson acquired Redback Networks, a telecommunications equipment company, where Mr. Antoun served as the Senior Vice President of World Wide Sales & Operations. After the acquisition, Mr. Antoun was promoted to Chief Executive Officer of the Redback Networks subsidiary. Prior to Redback Networks, Mr. Antoun spent five years at Cisco Systems, where he served as Vice President of Worldwide Systems Engineering and Field Marketing, Vice President of Worldwide Optical Operations, and Vice President of Carrier Sales. He has also held senior management positions at Newbridge Networks, a data and voice networking company, and Nynex (now Verizon Communications), where he was part of its Science and Technology Division. Mr. Antoun is a member of the Board of Directors of Ruckus Wireless, Inc., a publicly-traded company focusing on wi-fi solutions. Mr. Antoun earned a Bachelor of Science degree in Engineering from the University of Louisiana at Lafayette and a Master’s degree in Information Systems Engineering from Polytechnic Institute of New York University.

Joseph Kishkill joined First Solar in September 2013 as Chief Commercial Officer. Prior to joining First Solar, Mr. Kishkill served as President, Eastern Hemisphere Operations, for Exterran Energy Solutions, L.P. and Senior Vice President of Exterran Holdings, Inc., a global provider of natural gas, petroleum and water treatment production services. Prior to that, he led Exterran’s business in the Latin America region. Prior to joining Exterran’s predecessor company in 2002, Mr. Kishkill held positions of increasing responsibility with Enron Corporation from 1990 to 2001, advancing to Chief Executive Officer for South America. During his career, Mr. Kishkill has been based in Dubai, Brazil and Argentina and has provided management services for energy projects and pipelines throughout South America. Mr. Kishkill holds a Master in Business Administration degree from the Harvard Graduate School of Business Administration and holds a Bachelor of Science degree in Electrical Engineering from Brown University.

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

Risks Related to Our Markets and Customers

An increased global supply of PV modules has caused and may continue to cause structural imbalances in which global PV module supply exceeds demand, which could have a material adverse effect on our business, financial condition and results of operations

Solar manufacturers had installed production capacity that significantly exceeded global demand during the past several years. We believe the solar industry will continue to experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will put pressure on pricing. In light of the increase in global production capacity, we engaged in a series of restructuring initiatives in 2012 to better align production with expected market demand including the closure of our German manufacturing operations in 2012. During the past several years, industry average sales prices per watt (“ASPs”) have declined significantly, as competitors reduced ASPs to sell-through inventories worldwide. If our competitors reduce module pricing to levels near or below their manufacturing costs, or are able to operate at minimal or negative operating margins for sustained periods of time, or if demand for PV modules does not grow sufficiently to justify the current production supply, our business, financial condition and results of operations could be adversely affected.

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

Additionally, large-scale solar systems are still in their relatively early stages of existence, and, depending on the geographic area, many potential customers are still in the process of educating themselves about the points of differentiation among various available providers of PV solar solutions, including a company’s proven overall experience and bankability, system design and optimization expertise, grid interconnection and stabilization expertise, and proven O&M capabilities. If we are unable over time to meaningfully differentiate our offerings at scale, from the viewpoint of our potential customer base, our business, financial condition and results of operations could be adversely affected.

If PV technology is not suitable for widespread adoption at economically attractive rates of return, or if sufficient additional demand for solar modules does not develop or takes longer to develop than we anticipate, our net sales and profit may flatten or decline and we may be unable to sustain profitability.

The solar energy market is at a relatively early stage of development, in comparison to fossil fuel-based electricity generation. If PV technology proves unsuitable for widespread adoption at economically attractive rates of return or if additional demand for solar modules and systems fails to develop sufficiently or takes longer to develop than we anticipate, we may be unable to grow our business or generate sufficient net sales to sustain profitability. In addition, demand for solar modules and systems in our targeted markets may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of PV technology and demand for solar modules and systems, including the following:

•
cost-effectiveness of the electricity generated by PV power systems compared to conventional energy sources, such as natural gas and coal (which fuel sources may be subject to significant price swings from time to time), and other non-solar renewable energy sources, such as wind;

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

Although our Long Term Strategic Plan provides for First Solar to transition over time toward operating in sustainable markets that do not require solar specific government subsidies or support programs, and it is our belief that solar PV will experience widespread adoption in those applications where it competes economically with traditional forms of energy without any support programs, in the near-term our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Federal, state, and local governmental bodies in many countries have provided subsidies in the form of FiTs, rebates, tax incentives, and other incentives to end-users, distributors, systems integrators, and manufacturers of PV products. Many of these support programs expire, phase out over time, require renewal by the applicable authority, or may be amended. In particular, the expiration of the U.S. federal investment tax credit set for 2016 poses significant uncertainties regarding U.S. PV solar market demand. A summary of recent developments in the major government support programs that can impact our business appears under Item 1: “Business – Support Programs.” To the extent these support programs are reduced earlier than previously expected, or are changed retroactively, or free-field or conversion land applications are disadvantaged, such changes could reduce demand and/or price levels for our solar modules and systems, lead to a reduction in our net sales, and adversely impact our operating results. While the expected potential of the markets we are targeting is significant, policy promulgation and market development are especially vulnerable to governmental inertia, political instability, geopolitical risk, fossil fuel subsidization, potentially stringent localization requirements and limited available infrastructure.

Our ability to pursue an expansion strategy in India could be adversely affected by protectionist or other adverse public policies.
Under Phase I of the National Solar Mission, India required developers of solar PV projects employing crystalline silicon technology to use solar cells and modules manufactured in India. First Solar modules were not impacted by this restriction. However, in its policy guideline for Batch I Phase II of the National Solar Mission, India has set aside 375 MW of the 750 MW program for domestically manufactured cells and modules irrespective of the technology used (crystalline silicon or thin film). This set-aside effectively cuts the ability of First Solar to compete in the Batch I, Phase II program in half. In February 2013, the United States Government announced that it would expand its previously requested World Trade Organization dispute settlement consultations with the Government of India on Phase I local content requirements (“LCRs”) to include consultations on the LCRs in Phase II. The outcome of the consultation is still pending.

In addition, India is investigating potential dumping of solar cells and modules from the U.S., Malaysia, Taiwan and China. First Solar is cooperating fully with the Indian government on this investigation. We expect a final decision on the case by the end of 2014. If we are deemed to have dumped our modules in India to the detriment of the domestic industry, we could be assessed anti-dumping duties and our ability to compete against domestic manufacturers and/or other exporters to India not affected by duties could be impaired.

We could be adversely affected by any violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act and other foreign anti-bribery laws.

The FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities. Our policies mandate compliance with these anti-bribery laws. We currently operate in, and pursuant to our Long Term Strategic Plan intend to further expand into, many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our entry into certain jurisdictions, including India, China, South America and the Middle East, requires substantial government contact where norms can differ from U.S. standards. Although we implement policies and procedures designed to facilitate compliance with these anti-bribery laws, our employees, subcontractors, agents and partners (such as joint venture partners) may take actions in violation of our policies and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us to criminal and/or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows and reputation.

We may be unable to fully execute on our Long Term Strategic Plan, which could have a material adverse effect on our business, results of operations or financial condition.

We face numerous difficulties in executing our Long Term Strategic Plan, particularly in new foreign jurisdictions, including the following:

•
difficulty in accurately prioritizing geographic markets which we can most effectively and profitably serve with our PV offerings, including miscalculations in overestimating or underestimating our addressable market demand;

•	difficulty in overcoming the inertia involved in changing local electricity ecosystems as necessary to accommodate large-scale PV solar deployment and integration;

•	protectionist or other adverse public policies in countries we operate in and/or are pursuing, including local content requirements or capital investment requirements;

•	business climates, such as that in China, that may have the effect of putting foreign companies at a disadvantage relative to domestic companies;

•	unstable economic, social and/or operating environments in foreign jurisdictions, including social unrest and currency, inflation and interest rate uncertainties;

•	the possibility of applying an ineffective commercial approach to targeted markets, including product offerings that may not meet market needs;

•	difficulty in generating sufficient sales volumes at economically sustainable profitability levels;

•	difficulty in timely identifying, attracting training and retaining qualified sales, technical and other personnel in geographies targeted for expansion;

•	the possibility of having insufficient capital resources necessary to achieve an effective localized business presence in targeted jurisdictions;

•
difficulty in maintaining proper controls and procedures as we expand our business operations both in terms of complexity and geographical reach, including transitioning certain business functions to low-cost geographies;

•
difficulty in competing against competitors who may have greater financial resources and/or a more effective or established localized business presence and/or be willing and able to operate with little or no operating margins for sustained periods of time;

•
difficulty in competing against competitors who may gain in profitability and financial strength over time by successfully participating in the global rooftop PV solar market, which is a segment in which we do not have deep historical experience;

•	difficulty in identifying the right local partners and developing any necessary partnerships with local businesses, on commercially acceptable terms; and

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

We may be unable to profitably provide new solar offerings or achieve sufficient market penetration with such offerings.

We are in the process of expanding our line-up of offerings to include solutions that build upon our core competencies but for which we have not had significant historical experience with, including the AC Power Block, and offerings related to fuel displacement, commercial and industrial and distributed generation for restricted spaces, and off-grid and energy access.  We cannot be certain that we will be able to ascertain and allocate the appropriate financial and human resources necessary to grow these business areas. We could invest considerable capital into growing these businesses and not experience a satisfactory level of financial return. Also, in expanding into these areas, we may be competing against companies that previously have not been significant competitors, such as companies that currently have substantially more experience than we do in the rooftop segment.  If we are unable to achieve growth in these areas, our overall growth and financial performance may be limited relative to our competitors and our operating results could be adversely impacted.

An increase in interest rates or lending rates or tightening of the supply of capital in the global financial markets (including a reduction in total tax equity availability) could make it difficult for customers to finance the cost of a PV system and could reduce the demand for our solar systems or modules and/or lead to a reduction in the average selling price for PV modules.

Many of our customers and our systems business depend on debt and/or equity financing to fund the initial capital expenditure required to develop, build and/or purchase a PV system. As a result, an increase in interest rates or lending rates, or a reduction in the supply of project debt financing or tax equity investments, could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers or our systems business to secure the financing necessary to develop, build, purchase or install a PV system on favorable terms, or at all, and thus lower demand for our solar modules which could limit our growth or reduce our net sales. In addition, we believe that a significant percentage of our end-users install PV systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates and/or lending rates could lower an investor’s return on investment in a PV system, increase equity return requirements or make alternative investments more attractive relative to PV systems, and, in each case, could cause these end-users to seek alternative investments.

Risks Related to Regulations

Existing regulations and policies, changes thereto, and new regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of PV products or systems, which may significantly reduce demand for our solar modules, systems or services.

The market for electricity generation products is heavily influenced by foreign, federal, state, and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. These regulations and policies could deter end-user purchases of PV products and investment in the research and development of PV technology. For example, without a mandated regulatory exception for PV systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. If these interconnection standby fees were applicable to PV systems, it is likely that they would increase the cost of using PV systems to our end-users, which could make them less desirable, thereby adversely affecting our business, prospects, results of operations, and financial condition. In addition, with respect to utilities that utilize a peak hour pricing policy or time-of-use pricing methods whereby the price of electricity is adjusted based on electricity supply and demand, electricity generated by PV systems currently benefits from competing primarily with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate for all times of the day, would require PV systems to achieve lower prices in order to compete with the price of electricity from other sources and would adversely impact our operating results.

Our solar systems, modules and services (such as O&M) are subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering, and other matters. It is a complex task to track the requirements of individual jurisdictions. Any new government regulations or utility policies pertaining to our solar modules, systems or services may result in significant additional expenses to us or our customers and, as a result, could cause a significant reduction in demand for our solar modules, systems or services. In addition, any regulatory compliance failure could result in significant management distraction, unplanned costs and/or reputational damage.

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

As a temporary owner and operator of certain PV solar systems that are delivering electricity to the grid, certain of our indirect subsidiaries are regulated as a public utility under U.S. federal and state law, which could adversely affect the cost of doing business and limit our growth.

As a temporary owner and operator of certain PV solar systems that are delivering electricity to the grid, certain of our indirectly-owned operating subsidiaries are considered to be public utilities for purposes of the Federal Power Act, as amended

(the “FPA”) and public utility companies for purposes of the Public Utility Holding Company Act of 2005 (“PUHCA 2005”), and are subject to regulation by the Federal Energy Regulatory Commission (“FERC”), as well as various local and state regulatory bodies. We currently have three such indirect operating subsidiaries that are delivering electricity to the grid: SG2 Imperial Valley, LLC (“SG2”), Macho Springs Solar, LLC (“Macho Springs”), and Maryland Solar, LLC (“MD Solar”). As of February 2014, the SG2 and Macho Springs projects are under construction, and the MD Solar project is complete.

SG2 and Macho Springs are “exempt wholesale generators,” or “EWGs,” and as such are exempt from regulation under PUHCA 2005. MD Solar is a “qualifying facility,” or “QF,” under the Public Utility Regulatory Policies Act of 1978, as amended (“PURPA”) and is also exempt from PUHCA 2005. In addition, MD Solar is exempt from most provisions of the FPA, as well as state laws regarding the financial or organizational regulation of public utilities. We will also be exempt from regulation under PUHCA 2005 so long as SG2 and Macho Springs remain EWGs, and so long as MD Solar remains a QF. We are not directly subject to FERC regulation under the FPA. However, we are considered to be a “holding company” for purposes of Section 203 of the FPA, which regulates certain transactions involving public utilities, and such regulation could adversely affect our ability to grow the business through acquisitions. Likewise, investors seeking to acquire our public utility subsidiaries or acquire ownership interests in our securities sufficient to give them control over us and our public utility subsidiaries may require prior FERC approval to do so. Such approval could result in transaction delays or uncertainties.

Public utilities under the FPA are required to obtain FERC acceptance of their rate schedules for wholesale sales of electricity and to comply with various regulations. The FERC has granted SG2 and Macho Springs the authority to sell electricity at market-based rates, and has granted them certain regulatory waivers, such as waivers from compliance with FERC’s accounting regulations. These FERC orders reserve the right to revoke or revise market-based sales authority if the FERC subsequently determines that SG2, Macho Springs, or any of their affiliates can exercise market power in the sale of generation products, the provision of transmission services, or if it finds that any of them can create barriers to entry by competitors. In addition, if SG2 or Macho Springs fail to comply with certain reporting obligations, the FERC may revoke their power sales tariffs. Finally, if SG2, Macho Springs, or MD Solar were deemed to have engaged in manipulative or deceptive practices concerning their power sales transactions, they would be subject to potential fines, disgorgement of profits, and/or suspension or revocation of their market-based rate authority. If our indirect subsidiaries were to lose their market-based rate authority, such companies would be required to obtain the FERC’s acceptance of a cost-of-service rate schedule and could become subject to the accounting, record-keeping, and reporting requirements that are imposed on utilities with cost-based rate schedules, which would impose cost and compliance burdens on us and could have an adverse effect on our results of operations. In addition to the risks described above, we would be subject to additional regulatory regimes at the state and foreign levels to the extent we own and operate PV power plants in the future in other states or foreign jurisdictions, such as our Barilla plant, currently under construction in Texas.

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

We face intense competition from manufacturers of crystalline silicon solar modules, as well as thin-film solar modules and solar thermal and concentrated PV systems; if global supply exceeds global demand, it could lead to a reduction in the average selling price for PV modules, which could reduce our net sales and adversely affect our results of operations.

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

Thin-film solar technology has a limited field history. As a result and despite our efforts, our solar modules and systems may perform below expectations; problems with product quality or performance may cause us to incur significant and/or unexpected warranty and related expenses, damage our market reputation, and prevent us from maintaining or increasing our market share.

Researchers began developing thin-film semiconductor technology over 25 years ago, but were unable to integrate the technology into a practical industrial scale solar module production line until about a decade ago. We perform a variety of quality and life tests under different conditions upon which we base our assessments and warranty of product performance over its expected useful life. However, if our thin-film technology and solar modules perform below expectations, we could lose customers and face substantial warranty expense.

We provide a limited warranty against defects in materials and workmanship under normal use and service conditions for 10 years following delivery to the owners of our solar modules. We also typically warrant to our owners that solar modules installed in accordance with agreed-upon specifications will produce at least 90% of their labeled power output rating during the first 10 years following their installation and at least 80% of their labeled power output rating during the following 15 years. As a result, we bear the risk of extensive warranty claims long after we have sold our solar modules and recognized net sales. As an alternative to our module power output warranty, we have offered a system level module performance warranty for a limited number of our recent sales. As of December 31, 2013, our accrued warranty liability was $198.0 million, of which, $67.1 million was classified as current and $130.9 million was classified as noncurrent. In 2013, we announced to our customers the avalibility of a new linear power output warranty for modules shipped beginning in the second quarter of 2014.

We have historically estimated our product warranty liability for power output and defects in materials and workmanship under normal use and service conditions to have an estimated warranty return rate of approximately 3% of modules covered under warranty. A 1% change in the estimated warranty return rate would change our estimated product warranty liability by approximately $55 million.

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

If any of our assumptions used in estimating the above referenced warranty or manufacturing excursion costs prove incorrect, we could be required to accrue additional expenses, which could adversely impact our financial position, operating results and cash flows. Although we have taken significant corrective actions to avoid a manufacturing excursion from occurring, any future manufacturing excursions including any commitments made by us to take remediation actions in respect of affected modules beyond our limited warranty, could adversely impact our financial position, operating results and cash flows.

Although our power output warranty extends for 25 years, our oldest solar modules manufactured during the qualification of our pilot production line have only been in use since 2001. As a result, our warranty is based on a variety of quality and life tests that enable predictions of durability and future performance. These predictions, however, could prove to be materially different from the actual performance over the full life of our solar modules, causing us to incur substantial expense to repair or replace defective solar modules in the future. For example, our glass-on-glass solar modules could suffer various failure modes including breakage, delamination, corrosion, or experience power degradation in excess of expectations, and our manufacturing operations or supply chain could be subject to process variations that could cause affected modules to fail or underperform compared to our expectations. These risks could be amplified as we implement design and process changes in connection with our efforts to improve our product, accelerate module conversion efficiency and manufacturing production throughput improvements as part of our Long

Term Strategic Plan. In addition, as we increase the number of installations in extreme climates, in accordance with our Long Term Strategic Plan, we may experience increased failure rates due to deployment into such field conditions. Any widespread product failures may damage our market reputation, cause our sales to decline, require us to repair or replace the defective modules, and cause us to take voluntary remedial measures beyond warranty terms to enhance customer satisfaction, which could have a material adverse effect on our financial results.

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

In addition, as part of our systems business, we conduct performance testing of the solar power plant prior to substantial completion to confirm the power plant meets operational and capacity expectations noted in the EPC agreement. In addition, we may provide an energy generation performance test during the first year of the solar power plant’s operation. Such a test is designed to demonstrate that the actual energy generation for the first year meets or exceeds the modeled energy expectation, after certain adjustments and exclusions. If there is an underperformance event, determined at the end of the first year after substantial completion, we may incur liquidated damages as a percentage of the EPC contract price. In limited cases, a similar energy generation test is offered as part of our operations and maintenance service, up to a maximum of five years.

If our estimates regarding the future cost of collecting and recycling solar modules covered by our collection and recycling program are incorrect, we could be required to accrue additional expenses at and from the time we realize our estimates are incorrect and face a significant unplanned cash burden.

Prior to 2013, we have historically pre-funded, and may need to continue to pre-fund in certain jurisdictions, our estimated future obligation for collecting and recycling solar modules covered by our collection and recycling program based on the present value of the expected future cost of collecting and recycling the solar modules, which includes estimates for the cost of packaging the solar modules for transport, the cost of freight from the solar module installation sites to a recycling center, the material, labor, capital costs and scale of recycling centers, and an estimated third-party profit margin and return on risk for collection and recycling services. We base our estimate on our experience collecting and recycling solar modules that do not pass our quality control tests and solar modules returned under our warranty, and on our expectations about future developments in recycling technologies and processes and economic conditions at the time the solar modules are expected to be collected and recycled. If our estimates prove incorrect, we could be required to accrue additional expenses at and from the time we realize our estimates are incorrect and could also face a significant unplanned cash burden at the time we realize our estimates are incorrect or end-users return their solar modules, which could harm our operating results. In addition, participating end-users can return their solar modules covered under the collection and recycling program at any time. As a result, we could be required to collect and recycle covered solar modules earlier than we expect.

Our failure to further refine our technology, reduce module manufacturing and BoS costs and develop and introduce improved PV products could render our solar modules or systems uncompetitive and reduce our net sales, profitability, and/or market share.

We need to continue to invest significant financial resources in research and development to continue to improve our module conversion efficiency, lower the LCOE of our PV systems, and otherwise keep pace with technological advances in the solar energy industry. However, research and development activities are inherently uncertain, and we could encounter practical difficulties in commercializing our research results. We seek to continuously improve our products and processes, and the resulting changes carry potential risks in the form of delays, additional costs, or other unintended contingencies. In addition, our significant expenditures on research and development may not produce corresponding benefits. Other companies are developing a variety of competing PV technologies, including advanced multi-crystalline silicon cells, high efficiency n-type crystalline silicon cells, and copper indium gallium diselenide and amorphous silicon thin films, which could produce solar modules or systems that prove more cost-effective or have better performance than our solar modules or systems. In addition, other companies could potentially develop a highly reliable renewable energy system that mitigates the intermittent power production drawback of many renewable energy systems, or offers other value-added improvements from the perspective of utilities and other system owners, in which case such companies could compete with us even if the LCOE associated with such new system is higher than that of our systems. As a result, our solar modules or systems may be negatively differentiated or rendered obsolete by the technological advances of our competitors, which would reduce our net sales, profitability and/or market share.

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

Protection of our proprietary processes, methods, and other technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights could result in the loss of valuable technologies. We rely primarily on patents, trademarks, trade secrets, copyrights, and contractual restrictions to protect our intellectual property. We regularly file patent applications to protect inventions arising from our research and development, and are currently pursuing such patent applications in various countries in accordance with our strategy for intellectual property in that jurisdiction. Our existing patents and future patents could be challenged, invalidated, circumvented, or rendered unenforceable. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not be sufficient to provide meaningful protection against competitors or against competitive technologies.

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

Third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition, and operating results. Policing unauthorized use of proprietary technology can be difficult and expensive. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. We cannot assure you that the outcome of such potential litigation will be in our favor. Such litigation may be costly and may divert management attention and other resources away from our business. An adverse determination in any such litigation may impair our intellectual property rights and may harm our business, prospects, and reputation. In addition, we have no insurance coverage against such litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.

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

A key raw material we use in our production process is a cadmium telluride compound. Tellurium, one of the main components of cadmium telluride, is mainly produced as a by-product of copper refining and, therefore, its supply is largely dependent upon demand for copper. Our supply of cadmium telluride could be limited if any of our current suppliers or any of our future suppliers are unable to acquire an adequate supply of tellurium in a timely manner or at commercially reasonable prices. If our competitors begin to use or increase their demand for cadmium telluride, supply could be reduced and prices could increase. If our current suppliers or any of our future suppliers cannot obtain sufficient tellurium, they could substantially increase prices or be unable to perform under their contracts. We may be unable to pass increases in the cost of our raw materials through to our customers. A substantial increase in tellurium prices could adversely impact our profitability and long-term growth objectives.

Our TetraSun module offering may not be able to achieve profitable commercial scale, which could adversely impact our operating results and our future growth strategy with respect to PV solar in restricted spaces.
In 2013, we acquired TetraSun, Inc., a development stage company with high efficiency crystalline silicon technology. We expect our high-power density TetraSun modules to offer advantages relative to our CdTe modules in commercial & industrial, rooftop and other space constrained applications.  Although we expect to begin manufacturing TetraSun modules in limited quantities by the end of 2014, we are not experienced with crystalline silicon module manufacturing compared to many of our competitors, and accordingly we face numerous risks and uncertainties. Many of these risks are inherent in PV module manufacturing generally, or otherwise similar to risks involved in our CdTe PV module manufacturing operations, and are discussed elsewhere in Item 1A: “Risk Factors.”
Additionally, scaling of high-volume TetraSun module manufacturing could present supply chain, timing and other challenges.  Contrasted with our largely automated CdTe manufacturing lines, our TetraSun module manufacturing operations will involve a batch process and will not be fully-integrated from initial feedstock to final module, potentially resulting in timing, cost, supply and other constraints. We will be outsourcing module assembly to a third party, and any constraints such party faces in meeting our volume or quality requirements would negatively impact our ability to deliver modules to our customers.  TetraSun cells will be manufactured using n-type mono-crystalline wafers. We currently do not have polysilicon contracts in place and will rely on our wafer suppliers to contract feedstock in sufficient volumes to meet our demand. Market-driven increases in polysilicon prices realized by our wafer suppliers or increases in wafer prices generally would increase First Solar's manufacturing costs and negatively impact margins on TetraSun modules.
If we are able to achieve high-volume manufacturing of TetraSun modules, we may not have an adequate sales channel for such modules and/or the prevailing average selling price or conversion efficiency of PV modules in general may have changed in such a manner as to make our TetraSun modules uncompetitive. If our TetraSun modules are unable to achieve profitable commercial scale, we may have to write down all or a portion of the assets related to this business area, and our future growth strategy with respect to PV solar in restricted spaces could be adversely impacted, which outcomes could have an adverse effect on our business, financial condition or results of operations.
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

We expect to continue to expand our business in order to provide utility-scale PV generation to existing and new geographic markets and to maintain or increase market share. To manage the continued expansion of our operations, we will be required to continue to improve our operational and financial systems, procedures and controls, and expand, train, manage and retain our growing associate base. Our management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers. In addition, our current and planned operations, personnel, systems, and internal controls and procedures might be inadequate to support our future growth. The effectiveness of our controls and procedures could be adversely impacted as we transfer more business functions to lower cost geographies as part of our cost reduction initiatives. If we cannot manage our growth effectively, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor, and tax conditions in foreign countries.

We have significant marketing, distribution, and manufacturing operations both within and outside the United States. We expect to continue to expand our operations worldwide; as a result, we will be subject to the legal, political, social, tax, and regulatory requirements, and economic conditions of many jurisdictions. Risks inherent to international operations, include, but are not limited to, the following:

•	difficulty in enforcing agreements in foreign legal systems;

•	difficulty in forming appropriate legal entities to conduct business in foreign countries in the required time frame and the associated costs of forming those legal entities;

•	varying degrees of protection afforded to foreign investments in the countries in which we operate, and irregular interpretations and enforcement of laws and regulations in these jurisdictions;

•
foreign countries may impose additional income and withholding taxes or otherwise tax our foreign operations, impose tariffs, or adopt other restrictions on foreign trade and investment, including currency exchange controls;

•
fluctuations in exchange rates may affect demand for our products and services and may adversely affect our profitability and cash flow in U.S. dollars to the extent that our equity investments, revenues or our costs are denominated in a foreign currency and the cost associated with hedging the dollar equivalent of such exposures is prohibitive; the longer the duration of such foreign currency exposure, the greater the risk;

•	anti-corruption compliance issues, including the costs related to the mitigation of such risk;

•	inability to obtain, maintain, or enforce intellectual property rights;

•	risk of nationalization or other expropriation of private enterprises;

•	changes in general economic and political conditions in the countries in which we operate, including changes in the government incentives we are relying on;

•	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to environmental protection, export duties, and quotas;

•	opaque approval processes in which the lack of transparency may cause delays and increase the uncertainty of project approvals;

•	difficulty in staffing and managing widespread operations;

•	difficulty in repatriating earnings;

•	difficulty in negotiating a successful collective bargaining agreement in applicable foreign jurisdictions;

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

The development and construction of solar power electric generation facilities and other energy infrastructure projects involve numerous risks. We may be required to spend significant sums for land and interconnection rights, preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible, economically attractive, or capable of being built. Success in developing a particular project is contingent upon, among other things:

•	obtaining financeable land rights, including land rights for the project site, transmission lines, and environmental mitigation;

•	receipt from governmental agencies of required land use and construction permits and approvals;

•	negotiation of development agreements, public benefit agreements, and other agreements to compensate local governments for project impacts;

•	receipt of rights to interconnect the project to the electric grid or to transmit energy;

negotiation of satisfactory engineering, procurement, and construction agreements;

•	entering into financeable arrangements for the purchase of the electrical output and renewable energy attributes generated by the project;

•	securing necessary rights of way for access and transmission lines;

•	securing appropriate title coverage, including coverage for mineral rights, mechanics’ liens, etc.;

•	obtaining construction financing, including debt, equity and funds associated with the monetization of tax credits and other tax benefits;

•	payment of PPA, interconnection and other deposits (some of which are non-refundable); and

•	timely implementation and satisfactory completion of construction.

Successful completion of a particular project may be adversely affected, delayed and/or rendered infeasible by numerous factors, including:

•	delays in obtaining and maintaining required governmental permits and approvals, including appeals of approvals obtained;

•	potential permit and litigation challenges from project stakeholders, including local residents, environmental organizations, labor organizations, and others who may oppose the project;

•	in connection with any such permit and litigation challenges, grant of injunctive relief to stop development and/or construction of a project;

•	unforeseen engineering problems;

•	construction delays and contractor performance shortfalls;

•	work stoppages;

•	cost over-runs;

•	labor, equipment and materials supply shortages or disruptions;

•
additional complexities when conducting project development or construction activities in foreign jurisdictions (either on a stand-alone basis or in collaboration with local business partners), including operating in accordance with the U.S. Foreign Corrupt Practices Act and applicable local laws and customs;

•	unfavorable tax treatment;

•	adverse weather conditions;

•	water shortages;

•	adverse environmental and geological conditions; and

•	force majeure and other events out of our control.

If we are unable to complete the development of a solar power facility, we fail to meet one or more agreed target construction milestone dates, any agreed upon system-level capacity or energy output guarantees or warranties (including, for some projects, twenty-five year energy performance or system-level module degradation warranties), or other contract terms, or our projects cause grid interference or other damage, we may be subject to forfeiture of significant deposits under power purchase agreements or interconnection agreements or termination of such agreements, significant liquidated damages, penalties and/or other obligations under the EPC agreement or other agreements relating to the project (including obligations to repair, replace and/or supplement additional modules and balance of system materials for the project), particularly if our liabilities are not capped under the terms of such agreement, and we typically will not be able to recover our investment in the project. Some of these penalties might require us to repurchase the project from the buyer or to down-size the project, under certain circumstances. If we were required to repurchase a project, we may have insufficient cash or capital resources necessary to make the repurchase payment or we may be unable to resell the project in a timely manner or on terms commercially satisfactory to us, which would adversely impact our results of operations. Some of these investments are included as assets on our consolidated balance sheet under the line item “Project assets.” If we are unable to complete the development of a solar power project, we may write-down or write-off some or all of these capitalized investments, which would have an adverse impact on our net income in the period in which the loss is recognized. In 2014, we expect to invest a significant amount of capital to develop projects owned by us or third parties, which may limit the availability of capital to use for other purposes, such as contract damages or repurchase payments.

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

In addition, local labor unions may increase the cost of, and/or lower the productivity of, project development in California and elsewhere. We may also be subject to labor unavailability and/or increased union labor requirements due to multiple simultaneous projects in a geographic region.

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

Our liquidity may be adversely affected to the extent the project sale market weakens and we are unable to sell our solar projects on pricing, terms and timing commercially acceptable to us. In such a scenario, we may choose to continue to own and operate certain solar power plants for a period of time, after which the project assets may be sold to third parties. In such cases, the delayed disposition of projects could require us to recognize a gain on the sale of assets instead of recognizing revenue.

We may not be able to obtain long-term contracts for the sale of power produced by our projects at prices and on other terms favorable to attract financing and other investments.

Obtaining long-term contracts for the sale of power produced by the projects at prices and on other terms favorable to us is essential for obtaining financing and commencing construction of our projects. We must compete for power purchase agreements against other developers of solar and renewable energy projects. Further, other sources of power, such as natural gas-fired power plants, have historically been cheaper than the cost of solar power and power from certain types of projects, such as natural gas-fired power plants, can be delivered on a firm basis. The inability to compete successfully against other power producers or otherwise enter into PPAs favorable to us would negatively affect our ability to develop and finance our projects and negatively impact our revenue. In addition, the availability of power purchase agreements is a function of a number of economic, regulatory, tax and public policy factors. In addition, certain of our projects may be scheduled for substantial completion prior to the commencement of a long-term PPA with a major off-taker, in which case we would be required to enter into a stub-period PPA for the intervening time period or sell down the project. We may not be able to do either on terms that are commercially attractive to us.

We may be subject to unforeseen costs, liabilities or obligations when providing O&M services.

We may provide ongoing O&M services to system owners under fixed-price long-term service agreements, pursuant to which we generally perform all scheduled and unscheduled maintenance for the system, perform operating and other asset management services for the system and provide an availability guarantee for the system. Our costs to perform these services are estimated at the time of entering into the O&M agreement for a particular project, and these are reflected in the fixed-price that we charge our customers under the O&M agreement. We do not have extensive experience in performing O&M services for PV solar power plants and estimating actual costs to serve under our O&M agreements relative to the price that we charge our customers, particularly in foreign jurisdictions in which we plan to offer PV systems solutions as part of our Long Term Strategic Plan. Should miscalculations in estimating these costs occur (including those due to unexpected increases in inflation or labor or BoS costs), our growth strategy and results of operations could be adversely affected. Because of the long-term nature of these O&M agreements the adverse impacts on results of operations could be significant, particularly if our liabilities are not capped or subject to an above-market liability cap under the terms of the O&M agreement. We also could be subject to substantial costs, liabilities or obligations in the event our solar systems do not meet any agreed-upon system-level availability or performance warranties.

Our systems business is subject to regulatory oversight and liability if we fail to operate our solar systems in compliance with electric reliability rules.

The ongoing O&M services that we provide for system owners may subject us to regulation by the North American Electric Reliability Corporation (“NERC”), or its designated regional representative, as a “generator operator,” or “GOP,” under electric reliability rules filed with FERC. Our failure to comply with the reliability rules applicable to GOPs could subject us to substantial fines by NERC, subject to FERC’s review. In addition, the system owners that receive our O&M services may be regulated by NERC as “generator owners,” or “GOs” and we may incur liability for GO violations and fines levied by NERC, subject to FERC’s review, based on the terms of our O&M agreements. Finally, as a systems owner and operator, we may in the future be subject to regulation by NERC as a GO.
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

We have made several acquisitions in the last several years, and in the future we may acquire additional companies, project pipelines, products, or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of an acquisition and each acquisition has numerous risks. These risks include the following:

•	difficulty in assimilating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies or products with our current products and technologies;

•	difficulty in achieving profitable commercial scale from acquired technologies;

•	difficulty in maintaining controls, procedures, and policies during the transition and integration;

•	disruption of our ongoing business and distraction of our management and associates from other opportunities and challenges due to integration issues;

•	difficulty integrating the acquired company’s accounting, management information, and other administrative systems;

•	inability to retain key technical and managerial personnel of the acquired business;

•	inability to retain key customers, vendors, and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses, as a result of insufficient capital resources or otherwise;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential impairment of our relationships with our associates, customers, partners, distributors, or third party providers of technology or products;

•	potential failure of the due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things;

•	potential inability to assert that internal controls over financial reporting are effective;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions; and

•	potential delay in customer purchasing decisions due to uncertainty about the direction of our product offerings.

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

We are dependent on the services of our executive officers and other members of our senior management team. The loss of one or more of these key associates or any other member of our senior management team could have a material adverse effect on us. We may not be able to retain or replace these key associates, and we may not have adequate succession plans in place. Several of our current key associates including our executive officers are subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit the associates to terminate their employment with us upon little or no notice and the enforceability of the non-competition provisions in certain jurisdictions is uncertain.

If we are unable to attract, train, and retain key personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train, and retain management, operations, sales, training and technical personnel, including in foreign jurisdictions as we continue to execute on our Long Term Strategic Plan. Recruiting and retaining capable personnel, particularly those with expertise in the PV industry and thin-film technology, are vital to our success. There is substantial competition for qualified technical personnel and there can be no assurance that we will be able to attract or retain our technical personnel. If we are unable to attract and retain qualified associates, or otherwise experience labor disruptions our business may be materially and adversely affected.

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

Although our reporting currency is the U.S. dollar, we conduct our business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation and transaction risk. For example, 6% and 4% of our net sales were denominated in euros for the years ended December 31, 2013 and 2012, respectively, and we expect more than a minor percentage of our net sales to be outside the United States and denominated in foreign currencies in the future. In addition, our operating expenses for our manufacturing plants located outside the U.S. and our operations for our systems business in foreign countries will generally be denominated in the local currency. Joint ventures or other business arrangements with strategic partners outside of the United States have and are expected in the future to involve significant investments denominated in the local currency. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our net sales, cost of sales, and equity investments and could result in exchange gains or losses. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations.

We could also expand our business into emerging markets, many of which have an uncertain regulatory environment relating to currency policy. Conducting business in such emerging markets could cause our exposure to changes in exchange rates to increase, due to the relatively high volatility associated with emerging market currencies and potentially longer payment terms for our proceeds.

Our ability to hedge foreign currency exposure is dependent on our credit profile with the banks that are willing and able to do business with us. Deterioration in our credit position or a significant tightening of the credit market conditions could limit our ability to hedge our foreign currency exposure; and therefore, result in exchange gains or losses.

Global sovereign debt issues could adversely impact our business.

Potential sovereign debt issues in Europe, emerging markets, and other regions and their impact on the balance sheets and lending practices of global banks in particular could negatively impact our access to, and cost of, capital, and therefore could have an adverse effect on our business, results of operations, financial condition and competitive position. It could also similarly affect our customers and therefore limit the sales of our modules and demand for our systems business as well. Sovereign debt problems may also cause governments to reduce, eliminate or allow to expire government subsidies and economic incentives for solar energy, which could limit our growth or cause our net sales to decline and materially and adversely affect our business, financial condition, and results of operations.

We are subject to litigation risks, including securities class actions and stockholder derivative actions, which may be costly to defend and the outcome of which is uncertain.

From time to time, we are subject to legal claims, with and without merit, that may be costly and which may divert the attention of our management and our resources in general. In addition, our projects may be subject to litigation or other adverse proceedings that may adversely impact our ability to proceed with construction or sell a given project, which would adversely affect our ability to recognize revenue with respect to such project. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. Certain of these lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of one or more of these lawsuits, or any future lawsuits, could have a material adverse effect on our business, financial condition, or results of operations. Even if these lawsuits, or any future lawsuits, are not resolved against us, the costs of defending such lawsuits, may be costly, and may not be covered by our insurance policies. Because the price of our common stock has been, and may continue to be, volatile, we can provide no assurance that additional securities litigation will not be filed against us in the future. For more information on our legal proceedings, including our securities class action and derivative actions, see Item 3 “Legal Proceedings” and Note 15 “Commitments and Contingencies - Legal Proceedings” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K.

Our largest stockholder has significant control over us and its interests may conflict with or differ from interests of other stockholders.

Our largest stockholder, consisting collectively of JCL FSLR Holdings, LLC and its beneficiaries and JTW Trust No. 1 UAD 9/19/02 and its beneficiaries, each affiliated in the past with the former Estate of John T. Walton (collectively, the “Significant Stockholder”), owned approximately 27% of our outstanding common stock at December 31, 2013. As a result, the Significant Stockholder has substantial influence over all matters requiring stockholder approval, including the election of our directors and the approval of significant corporate transactions such as mergers, tender offers, and the sale of all or substantially all of our assets. The interests of the Significant Stockholder could conflict with or differ from interests of other stockholders. For example, the concentration of ownership held by the Significant Stockholder could delay, defer or prevent a change of control of our company or impede a merger, takeover, or other business combination which a majority of stockholders may view favorably.

If our goodwill and other intangible assets or project assets become impaired, we may be required to record a significant charge to earnings.

We may be required to record a significant charge to earnings in our financial statements should we determine that our goodwill, other intangible assets (i.e., in process research and development (“IPR&D”)) or project assets are impaired. Such a charge might have a significant impact on our financial position and results of operations. For example, during the fourth quarter of 2011 we recorded goodwill impairment expense of $393.4 million related to our components reporting unit as discussed further in Note 6 “Goodwill and Intangible Assets,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K.

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
We review IPR&D for impairment on a quarterly basis to determine if the project has been abandoned. If the project has been determined to be abandoned or not recoverable, we would be required to impair the respective IPR&D project. We review project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider a project commercially viable and recoverable if it is anticipated to be sellable for a profit once it is either fully developed or fully constructed. If our projects are not considered commercially viable, we would be required to impair the respective project assets.

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

Item 1B:  Unresolved Staff Comments

None.

Item 2:  Properties

Our principal properties consisted of the following:

Nature	Primary Segment(s) Using Property	Location	Held	Major Encumbrances
Manufacturing Plant, Research and Development Facility and Administrative Offices	Components	Perrysburg, Ohio, United States	Own	n/a
Manufacturing Plants and Administrative Offices	Components	Kulim, Kedah, Malaysia	Lease Land/Own Buildings	Malaysian Ringgit Facility Agreement (1)
Administrative Office	Components & Systems	Georgetown, Penang, Malaysia	Lease	n/a
Manufacturing Plants (2)	Components	Frankfurt/Oder, Germany	Own	n/a
Manufacturing Plant (3)	Components	Ho Chi Minh City, Vietnam	Lease Land/Own Building	n/a
Corporate Headquarters	Components & Systems	Tempe, Arizona, United States	Lease	n/a
Administrative Office	Systems	Bridgewater, New Jersey, United States	Lease	n/a
Administrative Office	Systems	San Francisco, California, United States	Lease	n/a
Research and Development Facility	Components	Santa Clara, California, United States	Lease	n/a
Administrative Office	Components & Systems	Mainz, Germany	Lease	n/a
Administrative Office	Systems	New Delhi, India	Lease	n/a
Administrative Office	Systems	Sydney, Australia	Lease	n/a
Administrative Office	Systems	Dubai, United Arab Emirates	Lease	n/a
Administrative Office	Systems	Santiago, Chile	Lease	n/a
Administrative Office	Systems	Cape Town, South Africa	Lease	n/a
Administrative Office	Systems	Tokyo, Japan	Lease	n/a

(1)	See Note 14 “Debt,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K for additional information on property encumbrances.

(2)	Manufacturing ceased in December 2012.

(3)	We did not proceed with our previously announced 4-line plant in Vietnam and such property is being actively marketed for sale.

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

SEC Matter

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

On July 23, 2012, the Arizona District Court issued an order appointing as lead plaintiffs in the class action the Mineworkers’ Pension Scheme and British Coal Staff Superannuation Scheme (collectively “Pension Schemes”). The Pension Schemes filed an amended complaint on August 17, 2012, which contains similar allegations and seeks similar relief as the original complaint. Defendants filed a motion to dismiss on September 14, 2012. On December 17, 2012, the court denied Defendants’ motion to dismiss. On February 26, 2013, the court directed the parties to begin class certification discovery, and ordered a further scheduling conference to set the merit discovery schedule after the issue of class certification has been decided. On June 21, 2013, the Pension Schemes filed a motion for class certification. On October 8, 2013, the Arizona District Court granted the Pension Schemes’ motion for class certification.

The securities class action is still in the early stages and merits discovery has only begun. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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

On July 16, 2013, a derivative complaint was filed in the Superior Court of Arizona, Maricopa County, titled Bargar et al. v. Ahearn et al., Case No. CV2013-009938, by a putative shareholder against certain current and former directors and officers of the Company. The complaint contains similar allegations to the Delaware and Arizona derivative cases, and includes claims for, among other things, breach of fiduciary duties, insider trading, unjust enrichment, and waste of corporate assets. By court order on October 3, 2013, the Superior Court of Arizona, Maricopa County granted the parties’ stipulation to defer defendants’ response to the complaint pending resolution of the Smilovits class action or expiration of the stay issued in the consolidated derivative actions in the Arizona District Court. On November 5, 2013, the matter was placed on the court’s inactive calendar.

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

	High	Low
Fiscal Year 2013
First Quarter	$36.13	$24.70
Second Quarter	$56.40	$26.10
Third Quarter	$50.27	$36.47
Fourth Quarter	$64.28	$41.60
Fiscal Year 2012
First Quarter	$49.03	$25.05
Second Quarter	$24.53	$11.77
Third Quarter	$25.70	$14.00
Fourth Quarter	$33.03	$20.07

The closing sales price of our common stock on The NASDAQ Global Select Market was $55.93 per share on February 21, 2014. As of February 21, 2014, there were 19 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee names.

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

Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2013, concerning securities authorized for issuance under the 2010 Omnibus Incentive Compensation Plan of our company:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
Equity compensation plans approved by our stockholders	5,278,226	$—	3,103,762
Equity compensation plans not approved by our stockholders	—	$—	—
Total	5,278,226		3,103,762

(1)	Includes 5,278,226 shares issuable upon vesting of restricted stock units (“RSUs”) granted under the 2010 Omnibus Incentive Compensation Plan.

(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.

See Note 17 “Share-Based Compensation,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K for further discussion on the Equity Compensation Plans.

Stock Price Performance Graph

The following graph compares the cumulative 5-year total return on our common stock relative to the cumulative total returns of the S&P 500 Index and the Guggenheim Solar ETF, which represents a peer group of solar companies. In the stock price performance graph included below, an investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, the S&P 500 Index, and the Guggenheim Solar ETF on December 27, 2008, and its relative performance is tracked through December 31, 2013. No cash dividends have been declared on shares of our common stock. This performance graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing. The stock price performance shown on the graph represents past performance and should not be considered an indication of future price performance.

___________________________________
* $100 invested on 12/27/08 in stock or index, including reinvestment of dividends. Index calculated on a month end basis.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliate Purchases

None.

Item 6:  Selected Financial Data

The following table sets forth our selected consolidated financial data for the periods and at the dates indicated.

The selected consolidated financial information from the consolidated statements of operations and consolidated statements of cash flows for the fiscal years ended December 31, 2013, 2012, and 2011 and the selected consolidated financial data from the consolidated balance sheets for the fiscal years ended December 31, 2013 and 2012 has been derived from the audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated financial data from the consolidated balance sheets for the fiscal years ended December 31, 2011, 2010 and December 26, 2009 and selected consolidated financial information from the consolidated statements of operations and consolidated statements of cash flows for the fiscal years ended December 26, 2009 have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The information presented below should be read in conjunction with Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes thereto.

	Years Ended
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010	Dec 26, 2009
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$3,308,989	$3,368,545	$2,766,207	$2,563,515	$2,066,200
Cost of sales	2,446,235	2,515,796	1,794,456	1,378,669	1,021,618
Gross profit	862,754	852,749	971,751	1,184,846	1,044,582
Research and development	134,300	132,460	140,523	94,797	78,161
Selling, general and administrative	270,261	280,928	412,541	321,704	272,898
Production start-up	2,768	7,823	33,620	19,442	13,908
Goodwill impairment	—	—	393,365	—	—
Restructuring and asset impairments	86,896	469,101	60,366	—	—
Operating income (loss)	368,529	(37,563)	(68,664)	748,903	679,615
Foreign currency (loss) gain	(259)	(2,122)	995	(3,468)	5,207
Interest income	16,752	12,824	13,391	14,375	9,735
Interest expense, net	(1,884)	(13,888)	(100)	(6)	(5,258)
Other (expense) income, net	(4,921)	945	665	2,273	(2,985)
Income tax expense (benefit)	25,179	56,534	(14,220)	97,876	46,176
Net income (loss)	$353,038	$(96,338)	$(39,493)	$664,201	$640,138
Net income (loss) per share data:
Basic net income (loss) per share:
Net income (loss) per share	$3.77	$(1.11)	$(0.46)	$7.82	$7.67
Weighted average shares	93,697	86,860	86,067	84,891	83,500
Diluted net income (loss) per share:
Net income (loss) per share	$3.70	$(1.11)	$(0.46)	$7.68	$7.53
Weighted average shares	95,468	86,860	86,067	86,491	85,044
Cash dividends declared per common share	$—	$—	$—	$—	$—

	Years Ended
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010	Dec 26, 2009
	(In thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities	$856,126	$762,209	$(33,463)	$705,492	$675,193
Net cash used in investing activities	(537,106)	(383,732)	(676,457)	(742,085)	(701,690)
Net cash provided by (used in) financing activities	101,164	(89,109)	571,218	150,451	(22,021)

	Years Ended
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010	Dec 26, 2009
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,325,072	$901,294	$605,619	$765,689	$664,499
Marketable securities, current and noncurrent	439,102	102,578	182,338	348,160	449,844
Total assets	6,883,502	6,348,692	5,777,614	4,380,403	3,349,512
Total long-term debt	223,323	562,572	663,648	237,391	174,958
Total liabilities	2,380,385	2,743,166	2,133,751	925,458	696,725
Total stockholders’ equity	4,503,117	3,605,526	3,643,863	3,454,945	2,652,787

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

Overview

We are a global provider of solar energy solutions, focused on providing power solutions across key market segments. We design, manufacture and sell photovoltaic (“PV”) solar modules with an advanced thin-film semiconductor technology, and we develop, design, construct and sell PV solar power solutions that primarily use the solar modules we manufacture. We are also developing crystalline silicon solar modules with proprietary high-power density, mono-crystalline technology and we provide single-axis mounting systems with proprietary tracking capabilities. Additionally, we provide operations and maintenance (“O&M”) services to plant owners that use solar modules manufactured by us or by other third-party manufacturers. We have substantial, ongoing research and development efforts focused on module and systems level innovations. We are the world’s largest thin-film PV solar module manufacturer and one of the world’s largest PV solar module manufacturers. Our mission is to create enduring value by enabling a world powered by clean, affordable solar energy.

In addressing overall global demand for PV solar electricity, we have developed a differentiated, fully integrated systems business that can provide competitively priced utility-scale PV solutions for system owners and low cost solar electricity to end-users. Our fully integrated systems business has enabled us to drive cost reduction across the value chain, identify and break constraints to sustainable markets, and deliver compelling solutions to our customers and end-users. With our fully integrated systems business, we believe we are in a position to expand our business in economically sustainable markets (in which support programs are minimal), which are developing in areas that have a combination of abundant solar resources, relatively high current electricity costs and sizable electricity demand. We are committed to continually lowering the cost of solar electricity, and in the long-term, we plan to compete on an economic basis with conventional fossil-fuel-based peaking power generation.

We believe that combining our vertical integration across the value chain enables us to be more competitive, accelerate the adoption of our technology in solar power systems, and identify and remove constraints to the successful migration to sustainable solar markets around the world. Our vertically integrated capabilities enable us to maximize value and mitigate risk for our customers and offer valuable benefits such as grid integration and stabilization, thereby positioning us to deliver meaningful PV energy solutions to varied energy problems worldwide. We seek to offer leadership across the entire solar value chain, resulting in more reliable and cost effective PV energy solutions for our customers, and furthering our mission to create enduring value by enabling a world powered by clean, affordable solar electricity.

Market Overview

The solar industry continues to be characterized by intense pricing competition, both at the module and system level, with many solar companies generating operating losses or little to no operating income. In the aggregate, manufacturers of solar modules and cells have installed production capacity that exceeds global demand. We believe the solar industry will continue to experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will put pressure on pricing. In light of such market realities, we continue to execute our Long Term Strategic Plan described below under which we are focusing on our competitive strengths. A key core strength is our differentiated, vertically integrated business model that enables us to provide utility-scale PV generation solutions to sustainable geographic markets that have an immediate need for mass-scale PV electricity.

Solar markets worldwide continue to develop, in part aided by demand elasticity resulting from declining industry average selling prices, both at the module and system level, which make solar power more affordable to new markets, and we have continued to develop our localized presence and expertise in these markets. For example, in November 2013, we announced that construction had started on our 1.4 MW DC solar project in Kitakyushu-shi, Japan, utilizing our CdTe thin-film PV modules. In November 2013, we also announced that we entered into an agreement with JX Nippon Oil & Energy Corporation for the distribution in Japan through April 2015 of First Solar high efficiency crystalline silicon modules, expected to be manufactured beginning in 2014. In January 2014, we announced that we had started construction on Australia’s largest utility-scale solar project, the 102 MW Nyngan solar project in New South Wales.

In North America, we continue to execute on our advanced-stage utility-scale project pipeline. We continue to make construction progress on what are currently or will be among the world’s largest PV solar power systems. We expect a substantial portion of our consolidated net sales, operating income and cash flows through the end of 2014 to be derived from these projects. We continue to advance the development and selling efforts for the other projects included in our advanced-stage utility-scale project pipeline, and we continue to develop our early-to-mid stage project pipeline and evaluate acquisitions of projects to continue to add to our advanced-stage utility-scale project pipeline. In October 2013, we announced that we had agreed to sell the 250 MW AC Silver State South Solar Project to a subsidiary of NextEra Energy Resources. First Solar will provide EPC services for the project, which is adjacent to the 50 MW Silver State North project that was developed and built by First Solar and commissioned in 2012. In November 2013, we announced that we signed power purchase agreements with member cities of the Southern California Public Power Authority (SCPPA) for electricity to be generated at the 40 MW PV solar power plant that we are developing and will construct in Kern County, California. In January 2014, we announced that we had started construction on Phase I of the Barilla Solar Project in Pecos County, Texas. First Solar will build, commission and operate the 22 MW power plant, and expects to offer the output to customers, including municipal utilities and electric cooperatives.

We believe industry module average selling prices have begun to show signs of stabilization in several markets, after a long period of significant decline across multiple markets. Lower industry module pricing, while currently challenging for solar manufacturers (particularly manufacturers with high cost structures), is expected to continue to contribute to global market diversification and volume elasticity. Over time, declining average selling prices are consistent with the erosion of one of the primary historical constraints to widespread solar market penetration, its affordability. In the near term, however, in light of industry-wide manufacturing capacity that exceeds demand, it is unclear whether growing worldwide demand could absorb industry-wide module supply without further inventory build-up and/or price reductions, which could adversely affect our results of operations. If competitors reduce module pricing to levels below their cash manufacturing costs, or are able to operate at negative or minimal operating margins for sustained periods of time, our results of operations could be further adversely affected. We continue to mitigate this uncertainty in part by executing on and building our advance-stage utility-scale systems pipeline as a buffer against demand fluctuations, accelerating our module efficiency improvement and BoS cost reduction roadmaps to maintain and increase our competitiveness, profitability and capital efficiency, adjusting our production plans and capacity utilization to match our expected demand, and continuing the development of worldwide geographic markets.

In the components business, we continue to face intense competition from manufacturers of crystalline silicon solar modules and other types of solar modules and PV systems. Solar module manufacturers compete with one another in several product performance attributes, including reliability and selling price per watt, and, with respect to solar power systems, return on equity (“ROE”) and LCOE, meaning the net present value of total life cycle costs of the solar power project divided by the quantity of energy which is expected to be produced over the system’s life. We are among the lowest cost PV module manufacturers in the solar industry on a module cost per watt basis, based on publicly available information. This cost competitiveness is reflected in the price at which we sell our modules and fully integrated PV solar power systems and enables our PV solar power systems to compete favorably in respect of their ROE or LCOE. Our cost competitiveness is based in large part on our proprietary technology (which enables conversion efficiency improvements and enables us to produce a module in less than 2.5 hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), our scale, and our operational excellence. In addition, our CdTe modules use approximately 1-2% of the amount of the polysilicon that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels. Polysilicon costs had periods of decline over the past several years, contributing to a decline in our manufacturing cost competitiveness over traditional crystalline silicon module manufacturers. Given the lower conversion efficiency of our modules compared to certain types of crystalline silicon modules, there may be higher BoS costs associated with systems using our modules. Thus, to compete effectively on the basis of LCOE, our modules need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules with higher conversion efficiencies. We continue to reduce BoS costs associated with PV solar power systems using our modules. We believe we can continue to reduce BoS costs by improving module conversion efficiency, leveraging volume procurement around standardized hardware platforms, using innovative installation techniques and know how, and accelerating installation times. BoS costs can represent a significant portion of the costs associated with the construction of a typical utility-scale PV solar power system.

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

Certain Trends and Uncertainties

We believe that our continuing operations may be favorably or unfavorably impacted by the following trends and uncertainties that may affect our financial condition and results of operations. See Item 1A: “Risk Factors” and elsewhere in this Annual Report on Form 10-K for a discussion of other risks that may affect our financial condition and results of operations.

Long Term Strategic Plan

In executing our Long Term Strategic Plan (“LTSP”) we are focusing on providing solar PV generation solutions using our modules to sustainable geographic markets that we believe have a compelling need for mass-scale PV electricity, including markets throughout the Americas, Asia, Australia, the Middle East, and Africa. As part of our LTSP, we are focusing on opportunities in which our solar PV generation solutions will compete directly with fossil fuel offerings on an LCOE basis. Execution of the LTSP entails a reallocation of resources around the globe, in particular dedicating resources to regions such as Latin America, Asia, the Middle East, and Africa where we have not traditionally conducted significant business to date. We are evaluating and managing closely the appropriate level of resources required as we transition into and penetrate these specific markets. We have and intend to continue to dedicate significant capital and human resources to reduce the total installed cost of solar PV generation, to optimize the design and logistics around our solar PV generation solutions, and to ensure that our solutions integrate well into the overall electricity ecosystem of each specific market.

We expect that, over time, an increasing portion of our consolidated net sales, operating income and cash flows will come from solar offerings in the sustainable markets described above as we execute on our LTSP. The timing, execution and financial impacts of our LTSP are subject to risks and uncertainties, as described in the Risk Factors. We are focusing our resources in those markets and energy applications in which solar power can be a least-cost, best-fit energy solution, particularly in regions with high solar resources, significant current or projected electricity demand and/or relatively high existing electricity prices. As part of these efforts, we continue to expand resources globally, including by appointing country heads and supporting professional, sales and other staff in target sustainable markets. Accordingly we are shifting current costs and expect to incur additional costs over time as we establish a localized business presence in these regions.

Joint ventures or other business arrangements with strategic partners are a key part of our LTSP, and we have begun initiatives in several markets using such arrangements to expedite our penetration of those markets and establish relationships with potential customers and policymakers. Some of these business arrangements have and are expected in the future to involve significant investments or other allocations of capital on our part. We are in the process of developing relationships with policymakers, regulators, and end customers in each of these markets with a view to creating markets for utility scale PV solar power systems. We sell solar power solutions directly to end customers, including independent power producers, utilities, retail electricity providers and commercial and industrial customers. Depending on the market opportunity, our sales offerings range from module only sales, to module sales with a range of development, engineering, procurement and construction services and solutions, to full turn-key PV solar power system sales. We expect these sales offerings to continue to evolve over time as we work with our customers to optimize how our PV solar generation solutions can best meet our customers’ energy and economic needs. As described above under “Item 1: Business - Offerings and Capabilities,” in addition to our utility-scale power plant offering, we have an AC Power Block offering as well as fuel displacement, commercial and industrial and off-grid and energy access offerings.

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

We expect to use our working capital, the availability under our Revolving Credit Facility, or non-recourse project financing to finance the construction of certain of our PV solar power systems, if the sale of such systems prior to construction beginning does not meet our economic return expectations or we cannot sell under terms and conditions that are favorable to us. From time to time we may temporarily own and operate certain PV solar systems with the intention to sell at a later date. The ability to do so allows us to gain control of the sales process, provide a lower risk profile to a future buyer of a PV solar system and improve our ability to drive higher eventual sale values. As of February 2014, we own and operate one completed solar power plant. We also currently own two additional solar power plants under construction that are delivering power to the grid. We may also elect to construct and/or retain ownership interests in a merchant power plant, as we are doing with our Barilla Solar Project currently under construction in west Texas. We continue to pursue strategic partnerships that open up new geographic markets and those that provide access to a lower cost of capital and optimize the value of our projects. Additionally, our joint ventures and other business arrangements with strategic partners have and may in the future result in us temporarily retaining a minority or non-controlling ownership interest in the underlying systems projects we develop, supply modules to, or construct potentially for a period of up to several years. In each of the above mentioned examples, we may retain such ownership interests in a consolidated and/or unconsolidated separate entity.

Construction of Some of the World’s Largest Solar PV Power Systems

We expect a substantial portion of our consolidated net sales, operating income and cash flows through the end of 2014 to be derived from several large projects in North America, including the following projects which are currently or will be among the world’s largest PV solar power systems: the 550 MW Topaz Solar Farm, located in San Luis Obispo County, California; the 550 MW Desert Sunlight Solar Farm, located west of Blythe, California; the 230 MW AVSR project, located north of Los Angeles, California; the 139 MW Campo Verde project, located in Imperial County, California; the 250 MW Moapa solar project, located on the Moapa River Indian Reservation in Clark County, northeast of Las Vegas, Nevada; the 250 MW Silver State South project, located near Primm in Clark County, Nevada; the 150 MW Solar Gen 2 project, located in California's Imperial Valley; and the 58 MW Copper Mountain Solar 2 project, part of the 150 MW Copper Mountain Solar complex in Boulder City, Nevada. Please see the tables under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Systems Project Pipeline” for additional information about these and other projects within our systems business advanced-stage project pipeline. Construction progress of these projects is subject to risks and delays as described in “Item 1A: Risk Factors” and elsewhere in this report. Revenue recognition for these and other systems projects is in many cases not linear in nature due to the timing of when all revenue recognition criteria have been or are expected to be met, and consequently period over period comparisons of results of operations may not be meaningful. As we progress construction towards substantial completion of these PV power systems, we may have a larger portion of our net sales, operating income and cash flows come from future sales of solar offerings outside of North America, pursuant to our LTSP described above. North America however, will continue to represent a meaningful portion of our net sales, operating income and cash flows as a significant portion of our advance-stage project pipeline, excluding the projects above, is also comprised of projects in North America.
Systems Project Pipeline

The following tables summarize, as of February 25, 2014, our approximately 3.8 GW systems business advanced-stage project pipeline. As of December 31, 2013, for the Projects Sold/ Under Contract in our advanced-stage project pipeline of approximately 2.7 GW, we have recognized revenue with respect to the equivalent of approximately 1.4 GW. Such MW equivalent amount refers to the ratio of revenue recognized for the Projects Sold/ Under Contract in our advanced-stage project pipeline compared to total contracted revenue for such projects, multiplied by the total MW for such projects. The remaining revenue to be recognized subsequent to December 31, 2013 for the Projects Sold/ Under Contract in our advanced-stage project pipeline is expected to be approximately $4.1 billion. The substantial majority of such amount is expected to be recognized as revenue through the later of the substantial completion or project closing dates of the Projects Sold/ Under Contract. The remaining revenue to be recognized does not have a direct correlation to expected remaining module shipments for such Projects Sold/ Under Contract as expected module shipments do not represent total systems revenues and do not consider the timing of when all revenue recognition criteria are met including timing of module installation. The actual volume of modules installed in our Projects Sold/ Under Contract will be greater than the Project Size in MW AC as module volumes required for a project are based upon MW DC, which will be greater than the MW AC size pursuant to a DC-AC ratio typically ranging from 1.2 to 1.4. Such ratio varies across different projects due to various system design factors. Projects are removed from our advanced-stage project pipeline tables below once we have completed construction and after all revenue has been recognized.

We continually seek to make additions to our advance-stage project pipeline.  We are actively developing our early to mid-stage project pipeline in order to secure PPAs and we are also pursuing opportunities to acquire advance-stage projects, which already have PPAs in place. From February 27, 2013 through February 25, 2014, we acquired 610 MW of advance-stage projects, and we expect to acquire additional advance-stage projects when such acquisitions meet our strategic and/or our return on investment requirements.

Projects Sold/ Under Contract
(Includes uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements including partner developed projects that we will be or are constructing)

					As of December 31, 2013
Project/Location	Project Size in MW AC (1)	Power Purchase Agreement (“PPA”)	Third Party Owner/Purchaser	Expected Year Revenue Recognition Will Be Completed By	Percentage Complete	Percentage of Revenue Recognized
Topaz, California	550	PG&E	MidAmerican	2014/2015	72%	72%
Desert Sunlight, California	550	PG&E / SCE	NextEra/GE/Sumitomo	2014/2015	74%	62%
Agua Caliente, Arizona	290	PG&E	NRG / MidAmerican	2014	99%	99%
McCoy, California	250	SCE	NextEra (2)	2016	—%	—%
Silver State South, Nevada	250	SCE	NextEra (9)	2016	—%	—%
AVSR, California	230	PG&E	Exelon	2014	88%	88%
AGL, Australia	155	AGL	AGL (2) (6)	2015	1%	—%
Campo Verde, California	139	SDG&E	Southern	2014	96%	—%
Imperial Energy Center South, California	130	SDG&E	Tenaska (2)	2014	99%	99%
California (Multiple Locations) (10)	79	PG&E/ SCE	Various (2)	2014	1%	—%
Copper Mountain 2, Nevada	58	PG&E	Sempra (2)	2015 (3)	—%	—%
PNM2, New Mexico	22	UOG (4)	PNM (2)	2014	99%	99%
Total	2,703

Projects with Executed PPA - Not Sold/ Not Contracted

Project/Location	Fully Permitted	Project Size in MW AC (1)	Power Purchase Agreement (“PPA”)	Expected or Actual Substantial Completion Year	As of December 31, 2013 Percentage Complete
Stateline, California	No	300	SCE	2016	—%
Moapa, Nevada	No	250	LADWP (2)	2015	—%
Solar Gen 2, California	Yes	150	SDG&E	2014	26%
California Flats, California	No	150	PG&E	2016 (5)	—%
North Star, California	No	60	PG&E	2015	—%
Macho Springs, New Mexico	Yes	50	El Paso Electric	2014	58%
Cuyama, California	No	40	PG&E	2015/2016 (5)	—%
Kingbird, California	No	40	SCPPA (8)/City of Pasadena	2015	—%
Lost Hills, California	Yes	32	PG&E	2015 (7)	—%
PNM 3, New Mexico	No	23	UOG (2) (4)	2014	—%
Barilla, Texas	No	22	(11)	2014	—%
Maryland Solar, Maryland	Yes	20	FE Solutions	2014	100%
Total		1,137

Key:

(1)
The volume of modules installed in MW DC (“direct current”) will be higher than the MW AC (“alternating current”) size pursuant to a DC-AC ratio typically ranging from 1.2-1.4. Such ratio varies across different projects due to various system design factors

(2)	EPC contract or partner developed project

(3)	First 92 MW AC phase was completed in 2012. Remaining phase is 58 MW AC for which substantial completion is expected in 2015

(4)	UOG = Utility Owned Generation

(5)	PPA term does not begin until 2019

(6)	First Solar will own five percent of projects

(7)	Project has short-term PPA that begins in 2015 with PG&E PPA beginning in 2019

(8)	SCPPA - Southern California Public Power Authority

(9)	Project sale closing subject to certain conditions precedent

(10)	Kent South (Kings County), Kansas (Kings County), Adams East (Fresno County) and Old River (Kern County)

(11)	Merchant Plant - No PPA

GE Solar Technology Purchase and Strategic Commercial Relationship

In August 2013 we acquired all of the CdTe PV specific intellectual property assets and CdTe manufacturing processes of General Electric Company (“GE”) pursuant to certain transaction and purchase agreements in exchange for 1.75 million shares of First Solar common stock. The purchase of such intellectual property has advanced our solar module efficiency roadmap and is expected to reduce the LCOE of PV solar power systems that incorporate our modules. In addition to the purchase of such intellectual property, our research and development associates collaborate with GE Global Research Center on knowledge transfer and future technology development to further advance CdTe solar technology and module efficiencies pursuant to an agreement through 2014. GE also has the ability to purchase our modules with GE specific branding for future global GE deployments.

TetraSun Acquisition

In April 2013, we completed the acquisition of TetraSun, Inc. (“TetraSun”), a company with a novel, high-efficiency crystalline silicon cell technology. We believe that when the technology is successfully transitioned to commercial manufacturing scale, the innovative cell architecture developed by TetraSun is capable of conversion efficiencies exceeding 21 percent with manufacturing costs comparable to conventional multicrystalline silicon solar modules. We expect modules incorporating this technology to complement our current CdTe module and systems offerings by allowing us to address markets in space constrained commercial and residential rooftop applications. In such applications, we expect our high-efficiency modules based on the TetraSun technology to be competitively differentiated by enabling solar systems with high energy density in constrained spaces at competitive pricing. We are currently targeting commencement of manufacturing by the end of 2014. We expect to market and sell such high efficiency modules using the First Solar name or through co-branding with strategic partners.

Restructuring and Asset Impairments

We have undertaken a series of restructuring initiatives as further described in Note 4 “Restructuring and Asset Impairments,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K. In February 2012 and April 2012, respectively, we announced material restructuring initiatives intended to (i) align the organization with our Long Term Strategic Plan, including expected sustainable market opportunities, (ii) accelerate operating cost reductions and improve overall operating efficiency, and (iii) better align production capacity and geographic location of such capacity with expected geographic market requirements and demand.

Such restructuring initiatives resulted in charges to restructuring expense of $5.2 million in 2013 and $469.1 million in 2012. The most significant actions taken as part of these restructuring activities were the decisions to close our manufacturing operations comprised of 8-lines of installed manufacturing capacity in Frankfurt (Oder), Germany at the end of 2012 due to the lack of policy support for utility-scale solar projects in Europe and to not proceed with our previously planned 4-line manufacturing plant in Vietnam and 2-line manufacturing plant in France, based upon expected future market demand and our focus on providing utility-scale PV generation solutions primarily to sustainable geographic markets.

In October 2013, we entered into an agreement to sell our facility in Mesa, Arizona. The facility consisted of land, a building, and certain fixtures and improvements. The facility housed our O&M capabilities as well as certain equipment and inventory. The facility was originally designed to house a CdTe PV module manufacturing factory; however, we never commissioned manufacturing at the facility. As a result of the sales agreement, we have classified the Mesa facility as “Assets held for sale” in the consolidated balance sheet as of December 31, 2013 and recognized a $56.5 million asset impairment charge, which lowered the book value of the facility to its fair value, less costs to sell. During the fourth quarter of 2013 we received cash proceeds, net of costs to sell, of approximately $115 million in connection with the Mesa sales agreement. The transaction will be completed during the first quarter of 2014.

Our Vietnam facility was classified as an asset held for sale as of December 31, 2013 and 2012, respectively. During 2013, no reasonable offers to purchase the plant were obtained by us and as a result we were unable to sell the facility by the end of the one-year period. In addition, during the fourth quarter of 2013, we adjusted our marketing strategy with regards to the plant and expect to expand the range of targeted buyers to include strategic as well as financial buyers to effectuate the disposition.  We will continue to actively market the facility at a price that is reasonable given the change in the targeted buyer group. As a result of this change, we determined that the estimated fair value of our Vietnam plant and related equipment was less than its carrying value and we recorded an asset impairment charge of $25.2 million to lower the carrying value of the facility to its estimated fair value, less costs to sell.

Financial Operations Overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

Net sales

Components Business

We generally price and sell our solar modules per watt of name plate power. During 2013, a significant portion of net sales from the components business was related to modules included in our PV solar power systems described below under “Net Sales — Systems Business.” Other than the modules included in our PV solar power systems, we sold the majority of our solar modules to PV solar power system project developers, system integrators, and operators headquartered in the United States, Germany, and France, which primarily integrate them into PV solar power systems that they own, operate, or construct.

From time to time we enter into module sales agreements with customers worldwide for specific projects or volumes of modules. Such agreements are generally not long term in nature. During the years ended December 31, 2013 and 2012, 48% and 10%, respectively of our components business net sales, excluding modules included in our PV solar power systems, were denominated in Euros and were subject to fluctuations in the exchange rate between the Euro and U.S. dollar.

Under our typical customer sales contracts for solar modules, we transfer title and risk of loss to the customer and recognize revenue upon shipment. Pricing is typically fixed or determinable at the time of shipment, and our customers do not typically have extended payment terms. Customers do not have rights of return under these contracts. Our revenue recognition policies for the components business are described further in Note 2 “Summary of Significant Accounting Policies,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K.

During 2013, AES, MidAmerican Renewables, LLC and NextEra Energy individually accounted for more than 10% of our components segment’s net sales, which includes the solar modules used in our systems projects.

Systems Business

Through our fully integrated systems business, we provide a complete turn-key solar power system solution using our solar modules, which may include project development, EPC services, O&M services, and project finance expertise.

Net sales from our systems segment may include the following types of transactions:

•
Engineering and Procurement (“EP”). Contract Design for customer of a solar electricity generation system that uses our solar modules; includes the procurement of some or all BoS components from third party suppliers.

•
Engineer, Procure, and Construct (“EPC”). Contract Design and construction for a customer of a turn-key solar electricity generation system that uses our solar modules; includes the procurement of all BoS components from third party suppliers.

•
Sale of Project Assets. Sale of project assets to a customer at various stages of development. This generally includes a single project consisting of costs incurred for permits, land or land rights, and/or power purchase agreements.

•	Operating and Maintenance (“O&M”) Agreement. Typically a fixed-price long-term services agreement to operate and maintain a solar electricity generating system that we built.

Net sales from our systems segment are impacted by numerous factors, including the cost competitiveness of our systems offerings in comparison to our competitors’ solar power systems and other forms of electricity generation, the magnitude and effectiveness of support programs, and other solar power system demand drivers.

During 2013, 2012 and 2011, the majority of our systems segment net sales were generated in North America.

During 2013, the principal customers of our systems segment were Exelon Corporation, General Electric Company, Sumitomo Corporation of America, MidAmerican Renewables, LLC and NextEra Energy, each of which also accounted for more than 10% of our systems segment sales during 2013.

Revenue Recognition — Systems Business. Revenue recognition for our systems projects are in many cases not linear in nature due to the timing of when all revenue recognition criteria have been met, and consequently period over period comparisons of results of operations may not be meaningful. We typically use the percentage-of-completion method using actual costs incurred over total estimated costs to construct a project (including module costs) as our standard accounting policy, but we only apply this method after all revenue recognition criteria have been met. There are also many instances in which we recognize revenue only after a project has been completed, primarily due to a project not being sold prior to completion or because all revenue recognition criteria are not met until the project is completed. Our revenue recognition policies for the systems business are described in further detail in Note 2 “Summary of Significant Accounting Policies,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K.

Cost of sales

Components Business

Our cost of sales includes the cost of raw materials and components for manufacturing solar modules, such as glass, transparent conductive coatings, cadmium telluride and other thin film semiconductors, laminate materials, connector assemblies, edge seal materials, and other materials and components. Our cost of sales also includes direct labor for the manufacturing of solar modules and manufacturing overhead such as engineering, equipment maintenance, environmental health and safety, quality and production control, and procurement costs. Cost of sales also includes depreciation of manufacturing plant and equipment and facility-related expenses. In addition, we record shipping, warranty and the majority of our obligation for solar module collection and recycling costs within cost of sales.

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

As further described in Note 23 “Segment and Geographical Information,” to our consolidated financial statements for the year ended December 31, 2013 included within this Annual Report on Form 10-K, at the time when all revenue recognition criteria are met, we include the sale of our solar modules manufactured by our components business and used by our systems business within net sales of our components business. Therefore, the related cost of sales are also included within our components business at that time. The cost of solar modules is comprised of the manufactured inventory cost incurred by our components segment.

Gross profit

Gross profit is affected by numerous factors, including our module and system average selling prices, market mix, our manufacturing costs, BoS costs, project development costs, the effective utilization of our production capacity and facilities, and foreign exchange rates. Gross profit is also affected by the mix of net sales generated by our components and systems businesses. Gross profit for our systems business excludes the sales and cost of sales for solar modules, used in our systems projects which we include in the gross profit of our components business.

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

Production start-up

Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs, and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. In general, we expect production start-up expense per production line to be higher when we build an entirely new manufacturing facility compared with the addition of new production lines at an existing manufacturing facility or implementing changes to our manufacturing process at such existing facilities, primarily due to the additional infrastructure investment required when building an entirely new facility. On a going forward basis the only costs included in production start-up expense will be plant level expansions. Production start-up expense is attributable to our components segment.

Goodwill impairment

During the fourth quarter of 2011, we determined that goodwill related to our components segment was impaired and recorded expense of $393.4 million. During 2013 and 2012, we had no goodwill impairments.

Restructuring and asset impairments

Restructuring expenses include those expenses incurred related to material restructuring initiatives and include severance and employee termination costs, that are directly related to our restructuring initiatives, costs associated with contract terminations and other restructuring related costs. These restructuring initiatives are intended to align the organization with our Long Term Strategic Plan (including expected sustainable market opportunities) and reduce costs. See Note 4 “Restructuring and Asset Impairments,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K. Asset impairment expenses include those expenses for reducing the net book value of certain assets to fair value. Expenses recognized for restructuring activities and asset impairments are discussed further above under “Executive Overview –Restructuring and Asset Impairments.”
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

Other (expense) income, net

Other (expense) income, net is primarily comprised of other miscellaneous items, changes in fair value of foreign exchange contracts and realized gains/losses on the sale of marketable securities.

Income tax expense (benefit)

Income taxes are imposed on our taxable income by taxing authorities in the various jurisdictions in which we operate, principally the United States, Germany, and Malaysia. The statutory federal corporate income tax rate in the United States is 35.0%, while the tax rates in Germany and Malaysia are approximately 29.6% and 25.0%, respectively. In Malaysia, we have been granted a long-term tax holiday, scheduled to expire in 2027, pursuant to which substantially all of our income earned in Malaysia is exempt from income tax.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for the years ended December 31, 2013, 2012, and 2011:

	Years Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.9%	74.7%	64.9%
Gross profit	26.1%	25.3%	35.1%
Research and development	4.1%	3.9%	5.1%
Selling, general and administrative	8.2%	8.3%	14.9%
Production start-up	0.1%	0.2%	1.2%
Goodwill impairment	—%	—%	14.2%
Restructuring and asset impairment	2.6%	13.9%	2.2%
Operating income (loss)	11.1%	(1.1)%	(2.5)%
Foreign currency (loss) gain	—%	(0.1)%	—%
Interest income	0.5%	0.4%	0.5%
Interest expense, net	(0.1)%	(0.4)%	—%
Other (expense) income, net	(0.1)%	—%	—%
Income tax expense (benefit)	0.8%	1.7%	(0.5)%
Net income (loss)	10.7%	(2.9)%	(1.4)%

Segment Overview
 We operate our business in two segments. Our components segment involves the design, manufacture, and sale of solar modules which convert sunlight into electricity. We manufacture CdTe modules and we also expect to begin manufacturing high-efficiency crystalline silicon modules by the end of 2014. Third-party customers of our components segment include project developers, system integrators, and owners and operators of PV solar power systems.

Our second segment is our fully integrated systems business (“systems segment”), through which we provide complete turn-key PV solar power systems, or solar solutions that draw upon our capabilities, which include (i) project development, (ii) EPC services, (iii) O&M services, and (iv) project finance expertise. We may provide our full EPC services or any combination of individual products and services within our EPC capabilities depending upon the customer and market opportunity. All of our systems segment products and services are for PV solar power systems which use primarily our solar modules, and such products and services are sold directly to investor owned utilities, independent power developers and producers, commercial and industrial companies, and other PV solar power system owners.

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

See Note 23 “Segment and Geographical Information,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K.

See also Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Systems Project Pipeline” for a description of the projects in our advanced-stage project pipeline. Due to the distinct size, profitability and terms of the underlying sales arrangements for each project under construction, timing of meeting all revenue recognition criteria may create uneven net sales and gross profit patterns, making year over year comparisons less meaningful.

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems net sales for the years ended December 31, 2013, 2012, and 2011. For the purpose of the following table, (a) Solar module revenue is composed of total net sales from the sale of solar modules to third parties, and (b) Solar power system revenue is composed of total net sales from the sale of PV solar power systems and related services and solutions including the solar modules installed in the PV solar power systems we develop and construct.

(Dollars in thousands)	2013	2012	2011
Solar module revenue	$380,869	$325,427	$1,523,695
Solar power system revenue	2,928,120	3,043,118	1,242,512
Net sales	$3,308,989	$3,368,545	$2,766,207

Solar module revenue sales to third parties increased $55.4 million during 2013 compared to 2012 primarily due to an increase in volume of watts sold of 39%, partially offset by a 15% decrease in average selling prices per watt.

Solar power system revenue decreased by $115.0 million for the year ended 2013 compared to 2012 primarily due to the number and size of projects under construction between these periods as well as the timing of when all revenue recognition criteria have been met. Solar power system revenue included decreases in net sales from our AV Solar Ranch One, Copper Mountain 2 and Topaz projects which are at various points of completion, combined with reductions in net sales for substantially completed Agua Caliente, Alpine, Silver State North, Avra Valley and Greenough River projects. These decreases were partially offset by increases in net sales from initial revenue recognition for our Desert Sunlight, PNM and DEWA projects combined with increases in net sales from our completed Imperial Energy Center South project and our projects in Canada, including Amherstburg, Belmont and Walpole.

Solar module revenue sales to third parties decreased by $1.2 billion for 2012 compared to 2011 primarily due to a 67% decrease in volume of watts sold and a 36% decrease in average selling prices per watt.

Solar power system revenue increased by $1.8 billion for 2012 compared to 2011 primarily due to increases in net sales from our AV Solar Ranch One, Topaz, Copper Mountain 2, St. Clair, Silver State North, Alpine, Imperial Energy Center South and Avra Valley projects, partially offset by decreases in net sales from our Agua Caliente, Amherstburg 2, Santa Teresa and Paloma projects. The increase in net sales is due to the number and size of projects under construction between the relevant periods as well as the timing of when all revenue recognition criteria have been met.

Fiscal Years Ended December 31, 2013 and 2012

Net sales

	Years Ended		Year Over
(Dollars in thousands)	2013	2012	Year Change
Net Sales (Segment Profile)
Components	$1,173,947	$1,185,958	$(12,011)	(1)%
Systems	2,135,042	2,182,587	(47,545)	(2)%
Total	$3,308,989	$3,368,545	$(59,556)	(2)%

Net sales from our components segment, which includes solar modules used in our systems projects, decreased by $12 million, primarily due to a 17% decrease in average selling prices, partially offset by a 19% increase in volume of watts sold.

Net sales from our systems segment, which excludes solar modules used in our systems projects, decreased by $47.5 million, primarily due to the number and size of projects under construction between these periods as well as the timing of when all revenue recognition criteria have been met. Net sales from our system segment included decreases in net sales from our AV Solar Ranch One, Copper Mountain 2 and Topaz projects which are at various points of completion, combined with reductions in net sales for substantially completed Agua Caliente, Alpine, Silver State North, Avra Valley and Greenough River projects. These decreases were partially offset by increases in net sales from initial revenue recognition for our Desert Sunlight, PNM and DEWA projects combined with increases in net sales from our completed Imperial Energy Center South project and our projects in Canada, including Amherstburg, Belmont and Walpole.

Cost of sales

	Years Ended		Year Over
(Dollars in thousands)	2013	2012	Year Change
Cost of Sales
Components	$1,085,441	$1,130,196	$(44,755)	(4)%
Systems	1,360,794	1,385,600	(24,806)	(2)%
Cost of sales	$2,446,235	$2,515,796	$(69,561)	(3)%
% of net sales	73.9%	74.7%

Our costs of sales decreased by $69.6 million, or 3% and declined 0.8% as a percentage of net sales when comparing 2013 with 2012. The decrease in cost of sales was primarily due to a $44.8 million reduction in cost of sales in our components segment and can largely be attributed to the following 2012 expenses that substantially did not occur in 2013:

•	Expenses associated with our voluntary remediation efforts for our 2008-2009 manufacturing excursion decreased $39.5 million;

•	Accelerated depreciation expense for certain manufacturing equipment that was replaced as part of our planned equipment upgrade programs decreased $24.8 million;

•	Expenses associated with inventory write-downs to lower of cost or market and other adjustments declined by $27.5 million primarily as a result of favorable fluctuations in inventory market pricing;

•	Expenses related to our voluntary remediation efforts for workmanship issues affecting a limited number of solar modules manufactured between October 2008 and June 2009 declined $15.8 million.

In addition, in 2013, we recorded a $17.9 million favorable adjustment to our cost of sales in connection with a decrease in the module collection and recycling liability as further discussed in Note 13 “Solar Module Collection and Recycling Liability,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K. These decreases in our cost of sales were partially offset by a $45.6 million increase associated with growth in the volume of solar modules sold, net of cost reductions in our manufacturing process and module efficiency improvements. In addition, our cost of sales was unfavorably impacted by a 5% increase in underutilization of our manufacturing capacity. During 2013 we ran our factories at approximately 77% capacity utilization primarily due to temporary idling of manufacturing lines in Perrysburg and Malaysia, causing a $23.6 million increase in cost of sales.

Additionally, cost of sales decreased by $24.8 million in our systems segment primarily for BoS components and other construction costs related to the relative number and size of various utility-scale solar power systems under construction and the progress on such construction between the periods as well as the timing of when all revenue recognition criteria have been met.

Our average manufacturing cost per watt declined by $0.10 per watt, or 14%, from $0.73 in 2012 to $0.63 in 2013 and included $0.01 of non-cash stock based compensation. The decrease is primarily the result of increased module efficiencies realized, the closure of our German manufacturing plants at the end of 2012, and manufacturing improvement programs and cost savings initiatives that are being developed and implemented by our research and development and manufacturing teams.

Gross profit

	Years Ended		Year Over
(Dollars in thousands)	2013	2012	Year Change
Gross profit	$862,754	$852,749	$10,005	1%
% of net sales	26.1%	25.3%

Gross profit as a percentage of net sales increased by 0.8 percentage point during 2013 compared with 2012 primarily due to the following: (i) a 1.2 percentage point increase related to lower expense associated with voluntary remediation efforts for our 2008-2009 manufacturing excursion; (ii) a 0.6 percentage point increase related to lower module collection and recycling liability; (iii) a 0.7 percentage point increase due to lower accelerated depreciation expense for certain manufacturing equipment that have been replaced as part of our planned upgrade programs; (iv) a 0.8 percentage point increase related to lower inventory write-down expense ; and (v) a 0.5 percentage point increase due to lower costs associated with voluntary remediation efforts for workmanship issues affecting a limited number of solar modules manufactured between October 2008 and June 2009. These increases were partially offset by a 1.7 percentage point gross profit decrease in systems segment due to the mix of lower gross profit projects under construction between the periods and a 1.3 percentage point decrease due to lower gross profit for modules sold in our components segment primarily due to increased underutilization and lower average selling prices compared to module production costs between periods.

Research and development

	Years Ended		Year Over
(Dollars in thousands)	2013	2012	Year Change
Research and development	$134,300	$132,460	$1,840	1%
% of net sales	4.1%	3.9%

The overall increase in our R&D expense primarily resulted from costs related to the improvement of our current generation modules, integration of our module and BoS technology into our PV power plants, as well as development of our next generation CdTe and crystalline silicon solar cells. The increase in research and development expense of $1.8 million year over year was primarily related our acquisition of CdTe PV intellectual property assets and solar manufacturing processes from GE and an acquisition of crystalline silicon technology from TetraSun. In connection with the GE acquisition, we entered into a joint collaboration agreement with GE to collaborate on future technology development to further advance CdTe solar technology. R&D expense increased $5.8 million as a result of TetraSun acquisition primarily due to incremental increase in labor, facility and depreciation expenses as well as additional costs related to testing of the TetraSun cell manufacturing technology and development of crystalline silicon solar cells. These increases were partially offset by (i) a $3.2 million decrease in personnel-related expenses resulting from lower headcount, share-based and incentive compensation expense and (ii) a $0.8 million reduction in travel and other expenses as a result of our cost containment measures.

During 2013, we continued the development of our solar modules with increased efficiencies at converting sunlight into electricity and increased the average conversion efficiency of our solar modules from 12.6% in 2012 to 13.2% in 2013.

Selling, general and administrative

	Years Ended		Year Over
(Dollars in thousands)	2013	2012	Year Change
Selling, general and administrative	$270,261	$280,928	$(10,667)	(4)%
% of net sales	8.2%	8.3%

Our selling, general and administrative expenses decreased by $10.7 million, or 4%, and were 8.2% and 8.3% as a percentage of net sales, when comparing 2013 with 2012, respectively. The most significant items affecting our selling, general and administrative costs during 2013 and 2012 are as follows:

•
Selling, general and administrative expenses for 2012 included $15.9 million related to the 2008-2009 manufacturing excursion as discussed further in Note 15 “Commitments and Contingencies - Accrued Expenses in Excess of Product Warranty,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K;

•
Infrastructure expenses including facility, rent and utilities declined $7.1 million primarily due to an early exit from certain administrative office leases in 2012 and reduction in telecommunication spending.

•
Depreciation and amortization expense declined $6.4 million mainly due to acceleration of expense for certain leasehold improvements in 2012 and lower depreciation expense related to our Mesa facility;

•
Project, business development, legal and professional services fees increased $14.5 million largely due to increased business development activity and continued expansion of our systems business into sustainable markets;

•
Salary and benefit expenses increased by $5.6 million primarily in connection with an increase in share-based compensation of $26.1 million, partially offset by a decrease in salaries of $20.5 million due to headcount reductions and lower incentive compensation. Share based compensation expense increased primarily as a result of the impact of a change in our estimated forfeiture rate for share-based compensation awards in 2012, partially offset by a change in 2013. Our 2012 restructuring activities resulted in an increase in actual forfeitures and thus lower share based compensation expense compared with historical experience prior to such restructuring activities.

Production start-up

	Years Ended		Year Over
(Dollars in thousands)	2013	2012	Year Change
Production start-up	$2,768	$7,823	$(5,055)	(65)%
% of net sales	0.1%	0.2%

During 2013 and 2012, we incurred $2.8 million and $7.8 million, respectively, of production start-up expenses. Expenses are primarily for global manufacturing personnel dedicated plant expansion, new equipment installation, equipment upgrades and process improvements for both new and existing plants. On a going forward basis the only costs included in production-start up expense will be plant level expansions.

Restructuring and asset impairments

	Years Ended		Year Over
(Dollars in thousands)	2013	2012	Year Change
Restructuring and asset impairments	$86,896	$469,101	$(382,205)	(81)%
% of net sales	2.6%	13.9%

During 2013 and 2012, we incurred $86.9 million and $469.1 million, respectively, of restructuring and asset impairment charges of which $5.2 million and $469.1 million, respectively, related to restructuring initiatives announced in 2012, which included charges associated with the closure of our German manufacturing plants and our decision to not move forward with our previously planned 4-line manufacturing plant in Vietnam. Additionally, during 2013 we recorded asset impairment expense of $56.5 million related to the agreement to sell our Mesa, Arizona facility and an additional $25.2 million impairment charge to adjust the carrying value of our plant in Vietnam, which is held for sale. The effect of these asset impairments reduced the book value of both our Mesa, Arizona facility and Vietnam plant to fair value, less costs to sell. See Note 4 “Restructuring and Asset Impairments,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K.

Foreign currency (loss) gain

	Years Ended		Year Over
(Dollars in thousands)	2013	2012	Year Change
Foreign currency (loss) gain	$(259)	$(2,122)	$1,863	(88)%

Foreign currency (loss) gain decreased during 2013 compared with 2012, primarily due to differences between our economic hedge positions and the underlying exposure, and changes in the associated exchange rates.

Interest income

	Years Ended		Year Over
(Dollars in thousands)	2013	2012	Year Change
Interest income	$16,752	$12,824	$3,928	31%

Interest income increased by $3.9 million during 2013 compared with 2012, primarily due to interest earned on notes receivable, affiliate of $1.4 million, combined with increased interest earned on higher average balances of our cash, cash equivalents, marketable securities and notes receivable.

Interest expense, net

	Years Ended		Year Over
(Dollars in thousands)	2013	2012	Year Change
Interest expense, net	$(1,884)	$(13,888)	$12,004	(86)%

Interest expense, net of amounts capitalized, decreased during 2013 compared with 2012, primarily as a result of $4.7 million in expense during 2012 associated with the repayment of a German credit facility agreement. The remaining decrease in interest expense, net is primarily related to lower average outstanding debt balances between the periods, partially offset by a decrease in capitalized interest during the period.

Other (expense) income, net

	Years Ended		Year Over
(Dollars in thousands)	2013	2012	Year Change
Other (expense) income, net	$(4,921)	$945	$(5,866)	(621)%

Other (expense) income, net, increased during 2013 compared with 2012, primarily as a result of a $4.5 million gain on the settlement of long-term debt recognized during 2012. In addition, our financing fees, including letter of credit and commitment fees we pay based on the average daily unused commitments under our Revolving Credit Facility, increased by $0.4 million year over year.

Income (loss) before income taxes

	Years Ended		Year Over
(Dollars in thousands)	2013	2012	Year Change
Income (loss) before income taxes
Components	$(222,382)	$(687,767)	$465,385	(68)%
Systems	600,599	647,963	(47,364)	(7)%
Total	$378,217	$(39,804)	$418,021	(1,050)%

Components segment loss before income taxes decreased by $465.4 million, during 2013 compared with 2012, primarily due to higher net sales related to an increase in the volume of modules sold and lower restructuring expenses partially offset by higher asset impairment expenses. In addition, our components segment cost of sales decreased 4% during 2013 compared with 2012, primarily due to (i) a decrease in module collection and recycling liability, (ii) a decrease in costs associated with voluntary remediation efforts for our 2008-2009 manufacturing excursion; (iii) lower accelerated depreciation expense for certain manufacturing equipment that was replaced as part of our planned equipment upgrade programs; (iv) lower inventory write-down expense primarily as a result of favorable fluctuations in inventory market pricing; and (v) a decrease in costs associated with voluntary remediation efforts for workmanship issues affecting a limited number of solar modules manufactured between October 2008 and June 2009. These decreases were partially offset by higher cost of sales associated with growth in the volume of solar modules sold and underutilization charges.

Systems segment income before income taxes decreased $47.4 million, during 2013 compared with 2012, primarily due to the difference in project gross profit mix for which revenue was recognized during 2013 compared with 2012.

Income tax expense (benefit)

	Years Ended		Year Over
(Dollars in thousands)	2013	2012	Year Change
Income tax expense (benefit)	$25,179	$56,534	$(31,355)	(55)%
Effective tax rate	6.7%	(142.0)%

Income tax expense decreased by $31.4 million during 2013 compared with 2012. The decrease in income tax expense in 2013 compared to 2012 is primarily attributable to a reduction in valuation allowance recorded year over year, offset by an increase in pre-tax book income. See Note 19 “Income Taxes,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K for additional information.

Fiscal Years Ended December 31, 2012 and 2011

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

Net sales from our systems segment, which excludes solar modules used in our systems projects increased by $1.4 billion, primarily due to increases in net sales from our AV Solar Ranch One, Topaz, Copper Mountain 2, St. Clair, Silver State North, Alpine, Imperial Energy Center South, and Avra Valley projects, partially offset by decreases in net sales from our Agua Caliente,

Amherstburg 2, Santa Teresa and Paloma projects. The increase in net sales is due to the number and size of projects under construction between the periods as well as the timing of when all revenue recognition criteria have been met.

Net sales from our components segment decreased by $755.6 million primarily due to a 33% decrease in module average selling prices, including modules used in our systems projects, and an 8% decrease in the volume of watts sold.

Cost of sales

	Years Ended		Year Over
(Dollars in thousands)	2012	2011	Year Change
Cost of Sales
Components	$1,130,196	$1,275,439	$(145,243)	(11)%
Systems	1,385,600	519,017	866,583	167%
Total	$2,515,796	$1,794,456	$721,340	40%
% of net sales		65%
The 40% increase in cost of sales during 2012 compared with the year ended 2011 was primarily due to an $866.6 million increase in our systems segment primarily for BoS and other construction costs related to an increase in the number and size of various utility-scale solar power systems under construction.

The increases were partially offset by a decrease in cost of sales for our component segment of $145.2 million including decreases of $168.3 million due to a reduction in the volume of solar modules sold and continuous cost reductions in our manufacturing process and a $80.1 million reduction in expense for costs associated with voluntary remediation efforts related to our June 2008 - June 2009 manufacturing excursion. These component segment decreases were partially offset by a $44.3 million increase related to the underutilization of our manufacturing capacity primarily related to the idling of manufacturing lines in Perrysburg, Malaysia and Germany during portions of 2012, a $25.3 million increase for certain lower of cost or market inventory write-downs primarily as a result of declines in market pricing, a $18.3 million increase related to accelerated deprecation for certain manufacturing equipment that will be replaced as part of our planned equipment upgrade programs, and a $15.8 million increase in expense for costs associated with voluntary remediation efforts for a workmanship issue affecting a limited number of solar modules manufactured between October 2008 and June 2009.

Our average manufacturing cost per watt declined by $0.02 per watt, or 3%, from $0.75 in 2011 to $0.73 in 2012 and included $0.01 of non-cash stock based compensation. The decrease is the result of increased module conversion efficiencies realized, partially offset by increased underutilization during 2012.

Gross profit

	Years Ended		Year Over
(Dollars in thousands)	2012	2011	Year Change
Gross profit	$852,749	$971,751	$(119,002)	(12)%
% of net sales	25.3%	35.1%

Gross profit as a percentage of net sales decreased by 9.8 percentage point in 2012 compared with 2011. This decrease was primarily attributable to a 21.1 percentage point decrease due to lower third-party module average selling prices and volumes, a 1.3 percentage point decrease related to plant underutilization, a 0.6 percentage point decrease resulting from lower of cost or market inventory write-downs due to declines in market pricing during the year ended December 31, 2012, a 1.6 percentage point decrease due to lower module gross profit for modules used in our systems projects, a 0.5 percentage point decrease due to accelerated depreciation on certain manufacturing equipment that have been replaced as part of our planned equipment upgrade programs and a 0.5 percentage point decrease related to costs associated with voluntary remediation efforts for a workmanship issue potentially affecting a limited number of solar modules manufacturing between October 2008 and June 2009. The decreases were partially offset by a 12.6 percentage point increase in systems segment gross profit due to the mix of higher gross profit projects under construction between the periods and a 3.2 percentage point increase related to reduced costs associated with voluntary remediation efforts for our June 2008 to June 2009 manufacturing excursion.

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

The decrease in selling, general and administrative expense of $131.6 million was primarily due to a $73.7 million decrease in salaries and personnel-related expenses, primarily driven by a decrease in share-based compensation expense of $55.5 million. For 2012, share-based compensation expense decreased from 2011, primarily as a result of the impact of an increase in our actual forfeitures primarily due to restructuring activities and an increase in the estimated forfeiture rate for share-based compensation awards. There was also a $21.2 million decrease in project development and selling costs, a $12.0 million decrease in professional service costs, a $10.5 million decrease in allowance for doubtful accounts expense, a $2.5 million decrease due to a reduction in travel expense, and a $24.4 million decrease due to lower expense in 2012 related to the June 2008 to June 2009 manufacturing excursion. These decreases were partially offset by a $9.3 million increase in infrastructure expenses relating to the early exit from certain administrative office leases and increased depreciation, and a $3.3 million increase in other expenses relating to the disposal of miscellaneous property, plant and equipment.

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

Goodwill impairment

	Years Ended		Year Over
(Dollars in thousands)	2012	2011	Year Change
Goodwill impairment	$—	$393,365	$(393,365)	100%
% of net sales	—%	14.2%

We determined the implied fair value of goodwill in the components reporting unit to be zero as of December 31, 2011. As a result, we impaired all of the goodwill in the components reporting unit in 2011 and recorded $393.4 million of impairment expense. During 2012, there were no impairments of goodwill.

See Note 6 “Goodwill and Intangible Assets,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K.

Restructuring and asset impairments

	Years Ended		Year Over
(Dollars in thousands)	2012	2011	Year Change
Restructuring and asset impairments	$469,101	$60,366	$408,735	677%
% of net sales	13.9%	2.2%

During 2012 and 2011, we incurred $469.1 million and $60.4 million of restructuring expenses, respectively, due to charges relating to a series of initiatives as further discussed in Note 4 “Restructuring and Asset Impairments,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K.

Foreign currency (loss) gain

	Years Ended		Year Over
(Dollars in thousands)	2012	2011	Year Change
Foreign currency (loss) gain	$(2,122)	$995	$(3,117)	(313)%

Foreign currency loss increased during 2012 compared with 2011 primarily due to differences in foreign currency denominated assets and liabilities and differences in exchange rates primarily related to Euro and Malaysian Ringgit.

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

Interest expense is incurred on various debt financings. We capitalize interest expense into our property, plant and equipment or project assets when such costs qualify for interest capitalization, reducing the amount of interest expense reported in any given reporting period. See also Note 9 “Consolidated Balance Sheet Details,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K.

Other (expense) income, net

	Years Ended		Year Over
(Dollars in thousands)	2012	2011	Year Change
Other income (expense), net	$945	$665	$280	42%

Other income, net increased during 2012 compared with 2011, primarily as a result of timing differences for amounts included in other income, net.

Income (loss) before income taxes

	Years Ended		Year Over
(Dollars in thousands)	2012	2011	Year Change
Income (loss) before income taxes
Components	$(687,767)	$(24,451)	$(663,316)	2,713%
Systems	647,963	(29,262)	677,225	(2,314)%
Total	$(39,804)	$(53,713)	$13,909	(26)%

Components segment (loss) before income before taxes increased $663.3 million during 2012 compared with 2011, primarily from expenses relating to a series of restructuring initiatives, lower net sales which resulted from a decrease in both average selling prices and volumes, inventory write-downs, and underutilization charges, partially offset by decreased expense associated with our voluntary remediation efforts for our June 2008 to June 2009 manufacturing excursion.

Systems segment income (loss) before income taxes increased $677.2 million during 2012 compared with 2011, primarily due to increased systems segment revenue during 2012 compared with 2011, due to an increase in the number and size of projects under construction for which all revenue recognition criteria were met.

Income tax expense (benefit)

	Years Ended		Year Over
(Dollars in thousands)	2012	2011	Year Change
Income tax expense (benefit)	$56,534	$(14,220)	$70,754	(498)%
Effective tax rate	(142.0)%	26.5%

Income tax expense increased by $70.8 million during 2012 compared with 2011. The increase in income tax expense in 2012 compared to 2011 was primarily attributable to the establishment of valuation allowances against previously established deferred tax assets in certain foreign jurisdictions, operating losses generated in jurisdictions for which no tax benefit is recorded, and a greater percentage of profits earned in higher tax jurisdictions. See Note 19 “Income Taxes,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

As of December 31, 2013, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities including the contracted portion of our advanced-stage project pipeline, availability under our Revolving Credit Facility considering minimum liquidity covenant requirements, and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We intend to continue to carefully execute against our LTSP and manage credit and market risk. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support the execution of our LTSP.

Cash generated from operations, including the contracted portion of our advanced-stage project pipeline, is our primary source of operating liquidity and we believe that internally generated cash flows combined with our existing cash and cash equivalents, marketable securities, and availability under our Revolving Credit Facility considering minimum liquidity covenant requirements, are sufficient to support day-to-day business operations. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally, to support the execution of our LTSP.

In June 2013, we sold 9.7 million shares of common stock for proceeds of $428.2 million, net of issuance costs. In July 2013, we entered into an amendment to our Revolving Credit Facility, which extended $450.0 million in availability through July 2018. Additionally, we have an active shelf registration statement filed with the SEC for issuance of debt or equity securities if needed.

We intend to maintain appropriate debt levels based upon cash flow expectations, the overall cost of capital and expected cash requirements for operations, capital expenditures, and discretionary strategic spending. In the future, we may also engage in one or more debt or equity financings, potentially including project specific non-recourse debt financings. We believe that when necessary, we will have adequate access to the capital markets, although our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to industry-wide or company-specific concerns. Such financings could result in increased debt service expenses or dilution to our existing stockholders. If we are unable to obtain debt or equity financing on reasonable terms, we may be unable to execute our LTSP.

As of December 31, 2013, we had $1,764.2 million in cash, cash equivalents, and marketable securities compared with $1,003.9 million as of December 31, 2012. Cash, cash equivalents, and marketable securities as of December 31, 2013 increased primarily as the result of cash generated from operating activities and the proceeds from an equity offering, partially offset by the repayment of long-term debt and project acquisitions. As of December 31, 2013 and 2012, $1,172.6 million and $548.5 million, respectively, of our cash, cash equivalents, and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar and Euro denominated holdings. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Our expanding systems business requires liquidity and is expected to continue to have significant liquidity requirements in the future. The net amount of our project assets, deferred project costs, billings in excess of costs and estimated earnings and payments and billings for deferred project costs, which approximates our net capital investment in under development, under construction and completed PV solar power systems as of December 31, 2013 was $517.9 million. Solar power project development and construction cycles, which span the time between the identification of a site location to the commercial operation of a PV solar power system, vary substantially and can take many years to mature. As a result of these long project cycles, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such PV solar power systems. These amounts include payment of interconnection and other deposits (some of which are non-refundable), posting of letters of credit, and incurring engineering, permitting, legal, and other expenses. Additionally, we may choose to use, and from time to time have used, our working capital, the availability under our Revolving Credit Facility, or enter into non-recourse project financing to finance the construction of our systems projects, if such projects cannot be sold before construction begins. Depending upon the size and number of projects that we are developing and self-financing the construction of, the systems business has and is expected in the future to require significant liquidity. For example, we may have to substantially complete the construction of a systems project before such project is sold. Delays in construction progress or in completing the sale of our systems projects which we are self-financing may also impact our liquidity. We have historically financed these up-front investments for project development and when necessary, construction, primarily using working capital.

Additionally, we are evolving into a more flexible business model in which we may choose to retain ownership of one or more of our systems projects for a period of time after they become operational up to the useful life of the PV solar power system if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a systems project at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of PV solar power system ownership, we may instead elect to own and operate such systems project, generally until such time that we can sell a project on economically attractive terms, as we are currently doing for our Maryland Solar project. As with traditional electricity generating assets, the selling price of a solar power plant could be higher post-completion to reflect the elimination of construction and performance risk and other uncertainties. Any such decision to own and operate a PV solar power system is expected to impact liquidity depending upon the size and cost of the project. If such decision is made, we may elect to enter into temporary or long-term non-recourse project financing to reduce the impact on our liquidity and working capital. We may also consider entering into “YieldCo” or similar arrangements with respect to ownership interests in certain of our projects. We define YieldCo as an entity that owns cash-generating infrastructure assets including solar power plants and, similar to REITs or MLPs, spins out ownership to the public markets. We expect to own and operate one or more solar power plants delivering electricity to the grid in 2014.

The following considerations have impacted or are expected to impact our liquidity in 2014 and beyond:

•
The amount of accounts receivable, unbilled and retainage as of December 31, 2013 was $521.3 million. Included in accounts receivable, unbilled and retainage as of December 31, 2013 was $103.0 million of accounts receivable, unbilled. Accounts receivable, unbilled represents revenue that has been recognized in advance of billing the customer under the terms of the underlying construction contracts. Such construction costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers during the next twelve months. Once we meet the billing criteria under a construction contract, we bill our customers accordingly and reclassify the accounts receivable, unbilled and retainage to accounts receivable trade, net. Included in accounts receivable, unbilled and retainage as of December 31, 2013, was $418.4 million of current accounts receivable, retainage. In addition, we also had $1.0 million of noncurrent retainage as of December 31, 2013. Accounts receivable, retainage represents the portion of a systems project contract price earned by us for work performed, but held for payment by our customer as a form of security until we reach certain construction milestones. Such retainage amounts relate to construction costs incurred and construction work already performed.

•
The amount of finished goods inventory (“solar module inventory”) and BoS parts as of December 31, 2013 was $474.7 million. As we continue with the construction of our advanced-stage project pipeline we must produce solar modules and procure BoS parts in the required volumes to support our planned construction schedules. As part of the normal construction cycle, we typically must manufacture modules or acquire the necessary BoS parts for construction activities in advance of receiving payment for such materials. Once solar modules and BoS parts are installed in a project, such installed amounts are classified as either project assets, deferred project costs, or cost of sales depending upon whether the project is subject to a definitive sales contract and whether all revenue recognition criteria have been met. Accordingly, as of any balance sheet date, our solar module inventory represents solar modules that will be installed in our advanced-stage project pipeline or that we expect to sell to third parties.

There may be a delay in when our solar module inventory and BoS parts can be converted into cash compared to a typical third-party module sale. Such timing differences temporarily reduce our liquidity to the extent that we have already paid for our BoS parts or the underlying costs to produce our solar module inventory. As previously announced, we have adjusted, and will in the future adjust, as necessary, our manufacturing capacity and planned solar module production levels, to match expected market demand. Any decrease in planned production reduces our risk and the impact on liquidity of having excess solar module inventories that we must sell to third parties as we execute our LTSP and respond to market pricing uncertainties for solar modules. Our solar module inventory as of December 31, 2013 is expected to primarily support our systems business, including our advanced-stage project pipeline, with the remaining amounts being used to support expected near term demand for third-party module sales. As of December 31, 2013, approximately $199 million or 58% of our solar module inventory was either on-site or in-transit to our systems projects. Of this amount, approximately $43 million of solar module inventories or 13% of the total solar module inventory balance was physically segregated for the purpose of qualifying a project for the Department of Treasury’s Section 1603 cash grant program prior to the program’s expiration in December 2011. Such segregated solar module inventory is expected to be installed in the underlying systems project in the normal course of our construction, which has not yet begun. All BoS parts are for our systems business projects.

•
We expect to commit working capital during 2014 and beyond to acquire solar power projects in various stages of development including advanced-stage projects with PPAs and continue developing those projects as necessary. Depending upon the size and stage of development, costs to acquire such solar power projects could be significant. When evaluating project acquisition opportunities, we consider both the strategic and financial benefits of any such acquisitions.

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

•
Our restructuring initiatives are expected to result in total remaining cash payments of up to $8 million. Such cash payments are related to payments for other long-term tax liabilities, severance costs for reductions in workforce as a result of such restructuring initiatives and a land remediation accrual. There is the potential for additional future restructuring actions as we continue to align our manufacturing capacity with market demand, evaluate our cost structure and identify potential cost savings opportunities, and focus on developing target markets. We could in the future incur additional restructuring costs (including potentially the repayment of debt facilities and other amounts, the payment of severance to terminated employees, and other restructuring related costs) that could reduce our liquidity position to the point where we need to pursue additional sources of financing, assuming such sources are available to us. See Note 4 “Restructuring and Asset Impairments,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K.

•
During 2014, we expect to spend between $325 million to $350 million for capital expenditures, including expenditures for upgrades to existing machinery and equipment, which we believe will increase our solar module efficiencies. A majority of our capital expenditures for 2014 are expected to be in foreign currencies and are therefore subject to fluctuations in currency exchange rates.

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

The unprecedented disruption in the credit markets that began in 2008 had a significant adverse impact on a number of financial institutions. Global sovereign debt problems and its impact on the balance sheets and lending practices of global banks in particular could negatively impact our access to, and cost of, capital, and therefore could have an adverse effect on our business, results of operations, financial condition and competitive position. It could also similarly affect our customers and therefore limit the demand for our systems projects or solar modules. As of December 31, 2013, our liquidity and marketable securities and restricted investments have not been materially adversely impacted by the current credit environment, and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the current credit environment.

Cash Flows

The following table summarizes the key cash flow metrics for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Years Ended
	2013	2012	2011
Net cash provided by (used in) operating activities	$856,126	$762,209	$(33,463)
Net cash used in investing activities	(537,106)	(383,732)	(676,457)
Net cash provided by (used in) financing activities	101,164	(89,109)	571,218
Effect of exchange rate changes on cash and cash equivalents	3,594	6,307	(21,368)
Net increase (decrease) in cash and cash equivalents	$423,778	$295,675	$(160,070)

Operating Activities

Cash provided by operating activities was $856.1 million during 2013 and $762.2 million during 2012 compared with cash used in operating activities of $33.5 million during 2011. The increase in operating cash flows during 2013 was primarily due to higher net cash received from customers in 2013, as compared to 2012 and 2011. In addition, during 2013 our operating cash flows were unfavorably impacted by higher net cash paid to suppliers as compared to 2012. In addition, during 2013, income tax refunds, net of taxes paid, decreased to $1.6 million from $21.5 million in 2012, as compared to net income tax payments of $46.2 million in 2011. The excess tax benefit related to share based compensation arrangements was $35.1 million for 2013, as compared to $27.4 million for 2012 and $110.8 million for 2011. The remaining increase in cash provided by operating activities was the result of net differences in interest received, interest paid, and other operating activities in 2013 compared to 2012 and 2011. Changes in net assets and liabilities increased our cash flow from operations by $186.5 million in 2013 versus an increase of $203.7 million in 2012, a decrease of $17.1 million, primarily as a result of the following:

i)
Our accounts receivable trade, unbilled and retainage, exclusive of the change in allowance for doubtful accounts and net of effects from business combinations, decreased $565.0 million during 2013 as compared to a $388.0 million increase during 2012. Fluctuations in our accounts receivable are primarily due to the number and size of utility-scale projects under construction, timing of billings and collections as well as timing of revenue recognition. We bill our customers once the billing criteria under a construction contract are met, generally around completion of certain project construction milestones. Decrease in our accounts receivable was driven primarily by cash collections on our AV Solar Ranch One, Agua Caliente, Alpine, and Imperial Energy Center South projects as well as cash collections related to module-only sales to third-party customers. Such decreases were partially offset by accounts receivable increases related to our Desert Sunlight and Topaz projects which are currently under construction.

ii)
Operating cash inflows associated with decreases in our accounts receivable were offset by cash outflows related to increases in project assets and deferred project costs. Our project assets and deferred project costs, net of effects from business combinations, decreased our cash flow from operations by $316.0 million during 2013 as compared to a $174.5 million decrease during 2012. The development and construction of solar power plants require long periods of time and substantial initial investments, including costs associated with transmission deposits, land acquisition, permitting, legal and other costs and the actual costs of constructing a project. Increases in our project assets and deferred project costs in 2013 included payments for the acquisition of solar power projects including Moapa, Solar Gen 2, North Star and Element Power as well as additional costs associated with development and construction of our Campo Verde, Macho Springs and Maryland Solar projects. These increases were partially offset by decreases in project assets and deferred projects costs associated with initial revenue recognition for our Desert Sunlight project and sale of the completed projects in Canada.

Investing Activities

Cash used in investing activities was $537.1 million during 2013, compared with $383.7 million during 2012 and $676.5 million during 2011. Cash used in investing activities during 2013 included capital expenditures of $282.6 million, compared to $379.2 million and $731.8 million in 2012 and 2011, respectively. During 2013, our capital expenditures were lower in accordance with changing priorities under our LTSP and primarily related to production line equipment upgrades to facilitate the achievement of near term targets on our module cost and efficiency improvement roadmaps. In 2012 and 2011 we made significant investments into previously planned manufacturing and recycling facilities in Vietnam, Malaysia, Germany and Mesa, Arizona and related manufacturing equipment. Cash proceeds from the sale of property, plant, and equipment were $116.4 million during 2013, primarily as a result of the Mesa sales agreement, $5.1 million during 2012, and $0.6 million during 2011. During 2013, we increased our net investments in marketable securities by $341.0 million compared to decreases of our net investment totaling $79.5 million and $161.4 million during 2012 and 2011, respectively. Based upon reductions in our estimated future end-of-life collection and recycling costs we determined that no incremental funding was needed for the purchase of restricted investments during 2013, compared to $80.7 million and $62.7 million in 2012 and 2011, respectively. During 2013 and 2012, we made cash investments in unconsolidated entities of $17.9 million and $5.0 million, respectively, primarily related to furthering our goal of expanding our service and product offerings and developing partnerships in new markets. Acquisitions, net of cash acquired, resulted in payments of $30.7 million in 2013, compared to $2.4 million in 2012 and $21.1 million in 2011. Payments for acquisitions in 2013 related primarily to acquisitions of Solar Chile S.A., a Chilean-based solar project development company, and TetraSun, Inc., a development stage company with high efficiency crystalline silicon technology. During the year ended 2012, we made a second payment of $2.4 million under the terms of the acquisition agreement related to our acquisition of Ray Tracker, Inc. (“Ray Tracker”), a tracking technology and PV BoS company we acquired in 2011 in an all-cash transaction with an initial payment of $21.1 million. The remaining change in cash used in investing activities was primarily driven by a change in restricted cash and other investing activities during 2013 compared to 2012 and 2011.

Financing Activities

Cash provided by financing activities was $101.2 million during 2013 compared with cash used in financing activities of $89.1 million during 2012 and cash provided by financing activities of $571.2 million during 2010. Cash provided by financing activities during 2013 resulted primarily from the net cash proceeds from our June 2013 equity offering of $428.2 million, and excess tax benefit from share-based compensation arrangements of $35.1 million, partially offset by the repayment of long-term debt and economic development funding of $73.3 million and net repayment of borrowings under our Revolving Credit Facility of $270.0 million.

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

Cash provided by financing activities during 2011 resulted primarily from proceeds of $370.1 million from borrowings on our Malaysian Ringgit Facility Agreement, German Facility Agreement, and Malaysian Euro Facility along with $100.0 million of net proceeds from borrowings under our Revolving Credit Facility. In addition, we received $16.2 million in economic development funding; recorded excess tax benefits from share-based compensation arrangements of $110.8 million; and received cash from employee stock option exercises of $8.3 million. We used $33.8 million of cash for the repayment of long-term debt.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2013 (in thousands), which consists of legal commitments requiring us to make fixed or determinable cash payments. We purchase raw materials for inventory or balance of systems parts, services, and manufacturing equipment from a variety of vendors. We also enter into contracts for the construction of solar power projects. During the normal course of business, in order to manage manufacturing and construction lead times and help assure adequate supply, we enter into agreements with suppliers that either allow us to procure goods and services when we choose or that establish purchase requirements each year or over the term of the agreement.

		Payments Due by Year
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt obligations	$222,966	$60,939	$98,374	$63,653	$—
Interest payments (1)	14,921	6,293	6,788	1,840	—
Capital lease obligations	2,533	574	1,138	648	173
Operating lease obligations	54,678	10,673	19,943	17,132	6,930
Purchase obligations (2)	375,583	236,728	124,437	3,452	10,966
Recycling obligations (3)	225,163	—	—	—	225,163
Contingent Consideration (4)	96,744	37,775	53,969	5,000	—
Other obligations (5)	15,474	3,838	6,687	4,949	—
Total	$1,008,062	$356,820	$311,336	$96,674	$243,232

(1)
Includes estimated cash interest to be paid over the remaining terms of the underlying debt. Interest payments are based on fixed and floating rates in effect at December 31, 2013 and include the effect of interest rate and cross currency swap agreements.

(2)
Purchase obligations are agreements to purchase goods or services that are non-cancellable, enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed minimum, or variable price provisions, and the approximate timing of transactions.

(3)	We assume our collection and recycling obligations will be satisfied more than five years from December 31, 2013.

(4)
In connection with project acquisitions we agreed to pay additional amounts to project sellers upon achievement of project related milestones such as obtaining permits, reaching certain construction stages and project completion. We recognize a contingent liability when we determine that such liability is both probable and reasonably estimable. See Note 15 “Commitments and Contingencies,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K for further information about our contingent consideration.

(5)	Includes expected letter of credit fees.

In addition to the amounts shown in the table above, we have recorded $146.9 million of unrecognized tax benefits as liabilities in accordance with ASC 740, Income Taxes, and we are uncertain as to if or when such amounts may be settled.

Debt and Credit Sources

As of December 31, 2013, we had $223.0 million in outstanding long-term debt, excluding amounts related to capital leases and unamortized discount, and $158.9 million in outstanding letters of credit and bank guarantees. Our long-term debt consisted of the following at December 31, 2013 and December 31, 2012 (in thousands):

Type	December 31, 2013	December 31, 2012
Revolving Credit Facility	$—	$270,000
Malaysian Ringgit Facility Agreement	117,630	151,901
Malaysian Euro Facility Agreement	49,699	58,255
Malaysian Facility Agreement	55,637	78,657
Director of Development of the State of Ohio	—	4,527
Capital lease obligations	2,041	1,955
	225,007	565,295
Less unamortized discount	(1,684)	(2,723)
Total long-term debt	223,323	562,572
Less current portion	(60,543)	(62,349)
Noncurrent portion	$162,780	$500,223

At December 31, 2013, future principal payments on our long-term debt, excluding amounts related to capital leases and unamortized discounts were due as follows (in thousands):

2014	$60,939
2015	57,376
2016	40,998
2017	34,559
2018	29,094
Total long-term debt future principal payments	$222,966

Revolving Credit Facility

Our credit agreement with several financial institutions as lenders, JP Morgan Securities LLC and Bank of America Securities LLC as joint-lead arrangers and bookrunners and JP Morgan Chase Bank, N.A. as administrative agent (“Revolving Credit Facility”) provides us with a senior secured credit facility with an aggregate available amount of $600.0 million, with the right to request an increase up to $750.0 million, subject to certain conditions. Borrowings under the Revolving Credit Facility bear interest at (i) the LIBOR (adjusted for Eurocurrency reserve requirements) plus a margin of 2.25% or (ii) a base rate as defined in the credit agreement plus a margin of 1.25%, depending on the type of borrowing requested by us. These margins are subject to adjustments depending on our consolidated leverage ratio. As of December 31, 2013 and 2012, we had zero and $270.0 million of borrowings under our Revolving Credit Facility, respectively. We had $158.6 million and $130.9 million of letters of credit using availability under our Revolving Credit Facility, leaving $441.4 million and $199.1 million of availability at December 31, 2013 and 2012, respectively. We believe that when necessary, we will have adequate access to capital markets, but there may be circumstances in the future related to macroeconomic conditions or factors specific to us that could limit, or increase the cost of, capital from such markets.

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

On July 15, 2013, we entered into the fourth amendment to the amended and restated revolving credit facility (the “Amendment”). The Amendment provided for, among other things, the division of the Revolving Credit Facility into Tranche A commitments in an aggregate amount equal to $450.0 million and Tranche B commitments in an aggregate amount equal to $150.0 million and the extension of the maturity date of the Tranche A loans until July 15, 2018. The maturity date of the Tranche B loans and commitment is October 15, 2015 and is unchanged. The Amendment also contained certain covenant changes.

In connection with the Amendment, we entered into an Amended and Restated Guarantee and Collateral Agreement. Loans and letters of credit issued under the Revolving Credit Facility are jointly and severally, unconditionally and irrevocably guaranteed by First Solar Inc., First Solar Electric, LLC, First Solar Electric (California), Inc. and First Solar Development, LLC and are secured by security interests in substantially all of the grantors’ tangible and intangible assets other than certain excluded assets.

The Revolving Credit Facility contains financial covenants including: a leverage ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. We are also subject to customary non-financial covenants. We were in compliance with these covenants as of December 31, 2013, and expect to remain in compliance with these covenants for at least the next twelve months.

See Note 14 “Debt,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K for further information about our long-term debt facilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, that are not classified as debt. We do not guarantee any third-party debt. See Note 15 “Commitments and Contingencies,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K for further information about our financial assurance instruments.

Recent Accounting Pronouncements

See Note 3 “Recent Accounting Pronouncements,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K for a summary of recent accounting pronouncements.

Critical Accounting Estimates

In preparing our financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”), we make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent liabilities in our financial statements and the related notes thereto. Some of our accounting policies require the application of significant judgment by management in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information, as appropriate. Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K.

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

For systems business sales arrangements that are accounted for under ASC 360 where we convey control of land or land rights, we record the sale as revenue using one of the following revenue recognition methods, based upon evaluation of the substance and form of the terms and conditions of such real estate sales arrangements:

(i) We apply the percentage-of-completion method, as further described below, to certain real estate sales arrangements where we convey control of land or land rights, when a sale has been consummated, we have transferred the usual risks and rewards of ownership to the buyer, the initial and continuing investment criteria have been met, we have the ability to estimate our costs and progress toward completion, and all other revenue recognition criteria have been met. The initial and continuing investment requirements, which demonstrate a buyer’s commitment to honor their obligations for the sales arrangement, can typically be met through the receipt of cash or an irrevocable letter of credit from a highly credit worthy lending institution. When evaluating whether the usual risks and rewards of ownership have transferred to the buyer, we consider whether we have or may be contingently required to have any prohibited forms of continuing involvement with the project. Prohibited forms of continuing involvement in a real estate sales arrangement may include us retaining risks or rewards associated with the project that are not customary with the range of risks or rewards that an engineering, procurement and construction (“EPC”) contractor may assume.

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

Revenue Recognition — Percentage-of-Completion. In applying the percentage-of-completion method, we use the actual costs incurred relative to estimated costs to complete (including module costs) in order to estimate the progress towards completion to determine the amount of revenue and profit to recognize. Incurred costs include all installed direct materials, installed solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. We recognize direct material and solar module costs as incurred costs when the direct materials and solar modules have been installed in the project. When contracts specify that title to direct materials and solar modules transfers to the customer before installation has been performed, we will not recognize revenue or associated costs until those materials are installed and have met all other revenue recognition requirements. We consider direct materials and solar modules to be installed when they are permanently placed or affixed to the solar power system as required by engineering designs. Solar modules manufactured by us that will be used in our solar power systems, which we still hold title to, remain within inventory until such modules are installed in a solar power system.

The percentage-of-completion method of revenue recognition requires us to make estimates of contract revenues and costs to complete our projects. In making such estimates, management judgments are required to evaluate significant assumptions including the cost of materials and labor, expected labor productivity, the impact of potential variances in schedule completion, the amount of net contract revenues and the impact of any penalties, claims, change orders, or performance incentives. Changes in estimates for systems business sales arrangements accounted for under the percentage-of-completion method occur for a variety of reasons including but not limited to (i) changes in estimates to reflect actual costs, (ii) construction plan acceleration or delays, (iii) module pricing forecast changes, and (iv) change orders from customers. Changes in estimates could have a material effect on our consolidated statements of operations.

If estimated total costs on any contract are greater than the contract revenues, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of the revisions to estimates related to contract revenues and costs to complete contracts, including penalties, incentive awards, claims, change orders, anticipated losses and others are recorded in the period in which the revisions to estimates are identified and the loss can be reasonably estimated. The effect of the changes on future periods are recognized as if the revised estimates had been used since revenue was initially recognized under the contract. Such revisions could occur in any reporting period and the effects may be material depending on the size of the contracts or changes in estimates.

Revenue Recognition — Components Business. Our components business sells solar modules directly to third party solar power system integrators and operators. We recognize revenue for modules sales when persuasive evidence of an arrangement exists, delivery of the module has occurred and title and risk of loss have passed to the customer, the sales price is fixed or determinable, and the collectability of the resulting receivable is reasonably assured. Under this policy, we record a trade receivable for the selling price of our module and reduce inventory for the cost of goods sold when delivery occurs in accordance with the terms of the sales contracts. Our customers typically do not have extended payment terms or rights of return for our products. We account for rebates or other customer incentives as a reduction to the selling price of our solar modules at the time of sale; and therefore, as a reduction to revenue.

Accrued Solar Module Collection and Recycling Liability. At the time of sale, we recognize an expense for the estimated cost of our future obligation for collecting and recycling solar modules sold that are covered by our pre-funded collection and recycling program. We estimate the cost of our collection and recycling obligations based on the present value of the expected probability weighted future cost of collecting and recycling the solar modules, which includes estimates for the cost of packaging the solar modules for transport, the cost of freight from the solar module installation sites to a recycling center, the material, labor, capital costs and scale of recycling centers, and an estimated third-party profit margin and return on risk for collection and recycling services. We base this estimate on our experience collecting and recycling our solar modules and on our expectations about future developments in recycling technologies and processes, about economic conditions at the time the solar modules will be collected and recycled, and about the expected timing of when our solar modules will be returned for recycling. In the periods between the time of our sales and the settlement of our collection and recycling obligations, we accrete the carrying amount of the associated liability by applying the discount rate used for its initial measurement.

During the third quarter of 2013 we completed an annual cost study of estimated future collection and recycling costs and adjusted our estimates which resulted in a reduction to our end-of-life recycling obligation. As part of the cost study we obtained a high volume of operational cost data from our latest recycling technology that provided a longer-term representation of actual costs to compare against our estimates. Based on this actual operational run data and recycling operational improvements made throughout the year, we have reduced our estimated future collection and recycling cost per module. At December 31, 2013, our estimated liability for collecting and recycling solar modules covered by our collection and recycling program was $225.2 million. A 1% increase in our annualized inflation rate used in our estimated future collection and recycling cost per module would increase our liability by $57.0 million and a 1% decrease in that rate would decrease our liability by $43.7 million.

Product Warranties and Accrued Expense in Excess of Product Warranty. We provide a limited warranty against defects in materials and workmanship under normal use and service conditions for 10 years following delivery to the owners of our solar modules

We also typically warrant to the owners of our solar modules that solar modules installed in accordance with agreed-upon specifications will produce at least 90% of their labeled power output rating during the first 10 years following their installation and at least 80% of their labeled power output rating during the following 15 years. In resolving claims under both the defects and power output warranties, we have the option of either repairing or replacing the covered solar modules or, under the power output warranty, providing additional solar modules to remedy the power shortfall. We also have the option to make a payment for the then current market price for solar modules to resolve claims. Our warranties are automatically transferred from the original purchasers of our solar modules to subsequent purchasers upon resale. In 2013, we announced to our customers the availability of a new linear power output warranty for modules shipping beginning in the second quarter of 2014.

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

At December 31, 2013, our accrued liability for product warranty and accrued expense in excess of product warranty was $198.0 million and $52.1 million, respectively. We have historically estimated our product warranty liability for power output and defects in materials and workmanship under normal use and service conditions to have an estimated warranty return rate of approximately 3% of modules covered under warranty. A 1% change in the estimated warranty return rate would change our estimated product warranty liability by approximately $55 million.

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

We establish liabilities for potential additional taxes that may arise out of tax audits. Once established, we adjust the liabilities when additional information becomes available or when an event occurs requiring an adjustment. Significant judgment is required in making these estimates and the actual cost of a legal claim, tax assessment, or regulatory fine or penalty may ultimately be materially different from our recorded liabilities, if any.

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

We also consider the earnings of our foreign subsidiaries and determine whether such amounts are indefinitely reinvested outside the United States. We have concluded that, except for the earnings of our Canadian subsidiary and with respect to previously taxed income, all such accumulated earnings are currently indefinitely reinvested. Accordingly, no additional taxes have been accrued that might be incurred if such amounts were repatriated to the United States. If our intention to indefinitely reinvest the earnings of our foreign subsidiaries changes, additional taxes may be required to be accrued. See Note 19 “Income Taxes,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K for additional information.

Long-Lived Asset Impairment. We are required to assess the recoverability of the carrying value of long-lived assets including “property, plant and equipment” and “project assets” when an indicator of impairment has been identified. We review our long-lived assets each reporting period to assess whether impairment indicators are present. We must exercise judgment in assessing whether an event indicating potential impairment has occurred.

For purposes of recognition and measurement of an impairment loss, a long-lived asset or project asset is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We must exercise judgment in assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

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

For an asset group that fails the test of recoverability described above, the estimated fair value of long-lived assets may be determined using an “income approach,” “market approach,” “cost approach,” or a combination of one or more of these approaches as appropriate for the particular asset group being reviewed. All of these approaches start with the forecast of expected future net cash flows including the eventual disposition at market value of long-lived assets. We also utilize third-party valuations and information available regarding the current market for similar assets. If there is an impairment, a loss is recorded to reflect the difference between the asset groups fair value and carrying value prior to impairment. This may require judgment in estimating future cash flows, relevant discount rates, and residual values applied in the income approach used in estimating the current fair value of the impaired assets to be held and used.

Goodwill. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. We do not amortize goodwill, but instead are required to test goodwill for impairment at least annually. We will perform an impairment test between scheduled annual tests if facts and circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit that has goodwill is less than its carrying value.

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

The first step in a two-step impairment test is the comparison of the fair value of a reporting unit to its carrying amount, including goodwill. We have historically defined our reporting units to be consistent with our reportable segments: systems and components. This year, in connection with the TetraSun acquisition, we determined that the TetraSun business also constitutes a reporting unit within the components reportable segment and we now assess whether goodwill impairment exists at the crystalline silicon components reporting unit. In accordance with the authoritative guidance over fair value measurements, we define the fair value of a reporting unit as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. We primarily use the income approach methodology of valuation, which includes the discounted cash flow method, and the market approach methodology of valuation, which considers values of comparable businesses to estimate the fair values of our reporting units. We do not believe that a cost approach is relevant to measuring the fair values of our reporting units.

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

In-Process Research and Development: In-process research and development (“IPR&D”) is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is complete, we reclassify it as a definite-lived intangible asset and amortize it over its estimated useful life. If an IPR&D project is abandoned, we will record a charge for the value of the related intangible asset to our consolidated statement of operations in the period it is abandoned. Significant management judgment is required when estimating the fair value of our IPR&D intangible assets including the forecasting of future operating results, the discount rates and expected future growth rates that we use in the discounted cash flow method of valuation. We are also required to track capitalized R&D project costs to properly test assets for impairment and determine the point of project completion or abandonment. R&D costs incurred after the acquisition date related to IPR&D assets acquired are charged to expense when incurred unless they have an alternative future use.

Reportable Segment Allocations. We operate our business in two segments. Our components segment involves the design, manufacture, and sale of solar modules which convert sunlight into electricity. We manufacture CdTe modules and we also expect to begin manufacturing high-efficiency crystalline silicon modules by the end of 2014. Third-party customers of our components segment include project developers, system integrators, and operators of renewable energy projects.

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

See Note 23 “Segment and Geographical Information,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K for more information.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our primary foreign currency exposures are cash flow exposure, transaction exposure, and earnings translation exposure.

Cash Flow Exposure: We expect our subsidiaries to have material future cash flows, including net sales and expenses, that will be denominated in currencies other than our subsidiaries’ functional currencies. Our primary cash flow exposures are cash received from customers, cash paid to suppliers and associates. Changes in the exchange rates between our subsidiaries’ functional currencies and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward and cross-currency swap contracts to hedge the value of a portion of these forecasted cash flows. These foreign exchange forward and cross-currency swap contracts qualified for, and were designated as, cash flow hedges. We initially report the effective portion of the derivative’s gain or loss in “Accumulated other comprehensive income (loss),” and subsequently reclassify amounts into earnings when the underlying hedged transaction is settled.

Our operations in Malaysia pay a portion of their operating expenses, such as associate wages and utilities, in Malaysian ringgit, exposing us to foreign currency exchange risk for those Malaysian ringgit expenses. As we expand into new markets worldwide, particularly emerging markets, our total foreign currency exchange risk, in terms of both size and exchange rate volatility, and the number of foreign currencies we are exposed to could increase significantly.

For additional details on our derivative hedging instruments and activities, refer to Note 10 “Derivative Financial Instruments,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K.

Our international operations accounted for 14%, 20%, and 55% of our net sales during the years ended December 31, 2013, 2012, and 2011, respectively, of which 38%, 18%, and 78% of these international sales, respectively, were denominated in euros. As a result, we have exposure to foreign currency exchange risk with respect to our net sales. Fluctuations in exchange rates, particularly in the U.S. dollar to euro and U.S. dollar to Malaysian ringgit, affect our gross profit and could result in foreign exchange and operating losses. In the past, most of our exposure to foreign currency exchange risk has related to currency gains and losses between the time we sign and settle our sales contracts denominated in euros. For the years ended December 31, 2013, 2012, and 2011, a 10% change in the euro exchange rates would have impacted our net euro sales by $18.3 million, $11.6 million, and $123.7 million, respectively, excluding the effect of our hedging activities.

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

For additional details on our economic hedging instruments and activities, refer to Note 10 “Derivative Financial Instruments,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K.

If the U.S. dollar would have weakened by 10% against the euro, Malaysian ringgit, Indian rupee, and Chilean peso, the impact on our income before income taxes during the year ended December 31, 2013 would have been $0.8 million (unfavorable).

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

In the past, currency exchange rate fluctuations have had an impact on our business and results of operations. For example, currency exchange rate fluctuations impacted our cash flows by $3.6 million (favorable), $6.3 million (favorable), and $21.4 million (unfavorable) in the years ended December 31, 2013, 2012, and 2011, respectively. Although we cannot predict the impact of future currency exchange rate fluctuations on our business or results of operations, we believe that we will continue to have risk associated with currency exchange rate fluctuations in the future. We will continue to evaluate actions we can take to use derivative instruments to help mitigate this risk.

Interest Rate Risk

Our primary interest rate risks relate to our outstanding variable rate debt, our solar power system sales prices from the effect of interest rates on our customer’s financing of such solar power systems, and our investments in marketable securities and restricted investments.

Variable Rate Debt Exposure: We are exposed to interest rate risk because our Revolving Credit Facility, Malaysian Ringgit Facility Agreement, Malaysian Euro Facility Agreement, and the floating rate portion of our Malaysian Facility Agreement have variable interest rates, exposing us to variability in interest expense and cash flows. We use interest rate and cross-currency swap contracts to mitigate our exposure to interest rate fluctuations associated with a portion of our variable rate debt instruments. We have interest rate swap contracts in place to mitigate the interest rate risk for the floating rate portion of our Malaysian Facility Agreement. We also have a cross-currency swap contract in place to mitigate the interest rate risk of our Malaysian Ringgit Facility Agreement.

For additional details on our derivative hedging instruments and activities, refer to Note 10 “Derivative Financial Instruments,” to our consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K.

An increase in the Euro Interbank Offered Rate (“EURIBOR”) would impact our cost of borrowing under our Malaysian Euro Facility Agreement and an increase in the prime rate and London Interbank Offered Rate (“LIBOR”) would impact our cost of borrowing under our Revolving Credit Facility. If EURIBOR changes by 100 basis points, our interest cost for the year ended December 31, 2013 would have changed by $0.5 million. If the prime rate and LIBOR changed by 100 basis points, our interest cost for the year ended December 31, 2013 would have changed by $0.3 million.

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

As of December 31, 2013, our marketable securities earned a pre-tax yield of (0.01)%, with a weighted average maturity of 10 months. If interest rates were to instantaneously change by 100 basis points, the market value of our total investment portfolio would change by $3.8 million. We do not believe that a 10% change in interest rates would have a significant impact on our financial position, results of operations, or cash flows. As of December 31, 2013, all of our marketable securities were in commercial paper, U.S. debt, U.S. government obligations, foreign debt and foreign government obligations.

As of December 31, 2013, our restricted investments earned a pre-tax yield of (11.07)%, with a weighted average maturity of approximately 21.1 years. If interest rates were to instantaneously change by 100 basis points, the market value of our total restricted investment portfolio would change by $59.0 million. Given that our restricted investment portfolio pre-funds our estimated solar module collection and recycling obligations, and given the expected holding period of these investments, we believe it is unlikely that a 10% change in interest rates would have a significant impact on our financial position, results of operations, or cash flows. As of December 31, 2013, all of our restricted investments were in foreign and U.S. government obligations.

Commodity and Component Risk

We are exposed to price risks for the raw materials, components, and energy costs used in the manufacture and transportation of our solar modules and BoS parts used in solar power systems. Also, some of our raw materials and components are sourced from a limited number of suppliers or a single supplier. We endeavor to qualify multiple suppliers using a robust qualification process. In some cases, we also enter into long-term supply contracts for raw materials and components. As a result, we remain exposed to price changes in the raw materials and components used in our solar modules. In addition, a failure by a key supplier could disrupt our supply chain which could result in higher prices and/or a disruption in our manufacturing or construction processes. We may be unable to pass along changes in the cost of the raw materials and components for our products and systems to our customers, and may be in default of our delivery obligations if we experience a manufacturing or construction disruption.

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

In addition, we have certain investments in debt securities related to countries in the Eurozone. These investments are for debt securities of countries with a lower likelihood of experiencing significant economic, fiscal, and/or political strains resulting in a default or severe decreases in fair value. However, such risk cannot be entirely eliminated and is reflected in the current fair value of the investments as of December 31, 2013.

Item 8:  Financial Statements and Supplementary Data

Consolidated Financial Statements

Our consolidated financial statements as required by this item are included in Item 15: “Exhibits and Financial Statement Schedules – Consolidated Financial Statements.” See Item 15(a)(1) for a list of our consolidated financial statements.

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

	Quarters Ended
	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
	(In thousands, except per share amounts)
Net sales	$768,437	$1,265,587	$519,760	$755,205	$1,075,011	$839,147	$957,332	$497,055
Cost of sales	579,141	901,553	379,662	585,879	781,464	600,431	713,591	420,310
Gross profit	189,296	364,034	140,098	169,326	293,547	238,716	243,741	76,745
Operating expenses:
Research and development	38,421	34,984	30,964	29,931	31,639	32,372	32,365	36,084
Selling, general and administrative	65,661	63,870	66,265	74,465	63,417	73,507	52,184	91,820
Production start-up	—	—	1,392	1,376	1,637	1,595	533	4,058
Goodwill impairment	—	—	—	—	—	—	—	—
Restructuring and asset impairment	24,892	57,276	2,381	2,347	24,839	24,197	19,000	401,065
Total operating expenses	128,974	156,130	101,002	108,119	121,532	131,671	104,082	533,027
Operating income (loss)	60,322	207,904	39,096	61,207	172,015	107,045	139,659	(456,282)
Foreign currency (loss) gain	(104)	(705)	(1,068)	1,618	(2,156)	3	1,015	(984)
Interest and other income (expense), net	2,060	1,489	3,034	3,364	715	3,713	(5,327)	780
Income income (loss) before income taxes	62,278	208,688	41,062	66,189	170,574	110,761	135,347	(456,486)
Income tax (benefit) expense	(2,982)	13,650	7,464	7,047	16,396	22,844	24,364	(7,070)
Net income (loss)	$65,260	$195,038	$33,598	$59,142	$154,178	$87,917	$110,983	$(449,416)
Net income (loss) per share:
Basic	$0.66	$1.98	$0.38	$0.68	$1.77	$1.01	$1.28	$(5.20)
Diluted	$0.64	$1.94	$0.37	$0.66	$1.74	$1.00	$1.27	$(5.20)
Weighted-average number of shares used in per share calculations:
Basic	99,471	98,720	89,201	87,206	87,084	86,992	86,855	86,507
Diluted	101,260	100,378	91,142	89,377	88,549	87,765	87,653	86,507

From time to time, our operating results are significantly affected by certain transactions or events that we believe are not indicative or representative of our results. The following significant items have affected the comparison of our operating results during the periods indicated:

First Quarter 2012
During the quarter ended March 31, 2012 we recognized $401.1 million in restructuring and asset impairments of which $1.2 million was for employee separation charges relating to our December 2011 restructuring initiatives; $129.5 million relating to our February 2012 manufacturing capacity and other initiatives primarily intended to adjust our previously planned manufacturing capacity expansions and global manufacturing footprint consisting of (i) $97.2 million of asset impairment and related charges due to our decision in February 2012 not to proceed with our 4-line manufacturing plant under construction in Vietnam, (ii) $25.3 million of asset impairment and related charges due to our decision in February 2012 to cease the use of certain manufacturing machinery and equipment intended for use in the production of certain components of our solar modules, and (iii) $7.0 million of asset impairment and related charges primarily due to our decision in February 2012 to cease use of certain other long-lived assets; $270.4 million relating to our April 2012 European restructuring intended to align the organization with our Long Term Strategic Plan including expected sustainable market opportunities and to reduce costs consisting of (i) $230.1 million in asset impairment and related charges, primarily related to the Frankfurt (Oder) plants, (ii) $10.5 million in severance and termination related costs, and (iii) $29.8 million for the required repayment of German government grants related to the second Frankfurt (Oder) plant.

Additionally, during the quarter ended March 31, 2012 $42.9 million of warranty and costs in excess of normal warranty costs was recorded in cost of sales, which was comprised of (i) $22.6 million partially related to a net increase in the expected number of replacement modules required for certain remediation efforts related to the manufacturing excursion that occurred between June 2008 and June 2009 and a change in estimate for the market value of the modules that we estimate will be returned to us under the voluntary remediation efforts that meet the required performance standards to be re-sold as refurbished modules, (ii) $15.9 in estimated compensation payments to customers, under certain circumstances, for power lost prior to remediation of the customer’s system under our remediation program, and (iii) $4.4 million in estimated expenses for remediation efforts related to module removal, replacement and logistical services committed to and undertaken by us beyond the normal product warranty.

Second Quarter 2012
During the quarter ended June 30, 2012, we recognized $19.0 million in restructuring and asset impairments primarily consisting of employee separation charges of $16.8 million relating to our April 2012 European restructuring initiative.

Additionally, during the quarter ended June 30, 2012 we recognized $12.5 million of warranty and costs in excess of normal warranty costs related to estimated expenses associated with certain remediation efforts related to the manufacturing excursion that occurred between June 2008 and June 2009.

Third Quarter 2012
During the quarter ended September 30, 2012, we recognized $24.2 million in restructuring and asset impairments primarily consisting of employee separation charges of $23.6 million relating to our April 2012 European restructuring initiative.

Fourth Quarter 2012
During the quarter ended December 31, 2012, we recognized $24.8 million in restructuring and asset impairments of which $20.7 million related to asset impairments relating to our April 2012 European restructuring initiative.

First Quarter 2013
During the quarter ended March 31, 2013, we recognized $2.3 million in restructuring and asset impairments relating to our April 2012 European restructuring initiative for employee separation charges.

Second Quarter 2013
During the quarter ended June 30, 2013, we recognized $2.4 million in restructuring and asset impairments primarily consisting of employee separation charges of $1.1 million and asset impairments of $1.3 million relating to our April 2012 European restructuring initiative.

Third Quarter 2013
During the quarter ended September 30, 2013, we recognized $57.3 million in restructuring and asset impairments primarily consisting of $56.6 million in asset impairment charges relating to our facility in Mesa, Arizona.

Fourth Quarter 2013
During the quarter ended December 31, 2013, we recognized $24.9 million in restructuring and asset impairments primarily consisting of incremental asset impairment charges relating to our facility in Vietnam.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

(c) Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the year ended December 31, 2013 that materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Based on that evaluation, there have been no such changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B:  Other Information

None.

PART III

Item 10: Directors, Executive Officers, and Corporate Governance

Information concerning our board of directors and audit committee will appear in our 2014 Proxy Statement, under the sections entitled “Directors” and “Corporate Governance.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

For information with respect to our executive officers, see Item 1: “Business – Executive Officers of the Registrant.”

Information concerning Section 16(a) beneficial ownership reporting compliance will appear in our 2014 Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers, and associates of First Solar. Information concerning this code will appear in our 2014 Proxy Statement under the section entitled “Corporate Governance.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 11: Executive Compensation

Information concerning executive compensation and related information will appear in our 2014 Proxy Statement under the section entitled “Executive Compensation,” and information concerning the Compensation Committee will appear under “Corporate Governance” and “Compensation Committee Report.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters, including certain information regarding our equity compensation plans, will appear in our 2014 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will appear in our 2014 Proxy Statement under the section entitled “Certain Relationships and Related Party Transactions.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference. Information concerning director independence will appear in our 2014 Proxy Statement under the section entitled “Corporate Governance.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 14:  Principal Accountant Fees and Services

Information concerning principal accountant fees and services and the audit committee’s pre-approval policies and procedures will appear in our 2014 Proxy Statement under the section entitled “Principal Accountant Fees and Services.” The information in that portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

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
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2) Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012, and 2011

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts receivable
Year ended December 31, 2011	$—	$10,032	$—	$10,032
Year ended December 31, 2012	$10,032	$4,471	$—	$14,503
Year ended December 31, 2013	$14,503	$2,489	$(4,682)	$12,310

(3) Exhibits: See Item 15(b) below.

(b)	Exhibits: The exhibits listed on the accompanying Index to Exhibits on this Annual Report on Form 10-K are filed, or incorporated into this Annual Report on Form 10-K by reference.

(c)	Financial Statement Schedule: See Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2014.

 FIRST SOLAR, INC.
By: /s/ MARK R. WIDMAR
Mark R. Widmar
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES A. HUGHES	Chief Executive Officer and Director	February 25, 2014
James A. Hughes

/s/ MARK R. WIDMAR	Chief Financial Officer and Chief Accounting Officer	February 25, 2014
Mark R. Widmar	(Principal Accounting Officer)

Additional Directors:
/s/ MICHAEL J. AHEARN	Chairman of the Board of Directors	February 25, 2014
Michael J. Ahearn

/s/ SHARON L. ALLEN	Director	February 25, 2014
Sharon L. Allen

/s/ RICHARD D. CHAPMAN	Director	February 25, 2014
Richard D. Chapman

/s/ GEORGE A. HAMBRO	Director	February 25, 2014
George A. Hambro

/s/ CRAIG KENNEDY	Director	February 25, 2014
Craig Kennedy

/s/ JAMES F. NOLAN	Director	February 25, 2014
James F. Nolan

/s/ WILLIAM J. POST	Director	February 25, 2014
William J. Post

/s/ J. THOMAS PRESBY	Director	February 25, 2014
J. Thomas Presby

/s/ PAUL H. STEBBINS	Director	February 25, 2014
Paul H. Stebbins

/s/ MICHAEL SWEENEY	Director	February 25, 2014
Michael Sweeney

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First Solar, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of First Solar, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company'’ management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
February 25, 2014

FIRST SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,325,072	$901,294
Marketable securities	439,102	102,578
Accounts receivable trade, net	136,383	553,567
Accounts receivable, unbilled and retainage	521,323	400,987
Inventories	388,951	434,921
Balance of systems parts	133,731	98,903
Deferred project costs	556,957	21,390
Deferred tax assets, net	63,899	44,070
Assets held for sale	132,626	49,521
Note receivable, affiliate	—	17,725
Prepaid expenses and other current assets	94,720	207,368
Total current assets	3,792,764	2,832,324
Property, plant and equipment, net	1,385,084	1,525,382
Project assets and deferred project costs	720,916	845,478
Deferred tax assets, net	296,603	317,473
Restricted cash and investments	279,441	301,400
Goodwill	84,985	65,444
Inventories	129,664	134,375
Retainage	992	270,364
Other assets	193,053	56,452
Total assets	$6,883,502	$6,348,692
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$261,333	$350,230
Income taxes payable	6,707	5,474
Accrued expenses	320,077	554,433
Current portion of long-term debt	60,543	62,349
Payments and billings for deferred project costs	642,214	94,535
Other current liabilities	297,187	34,353
Total current liabilities	1,588,061	1,101,374
Accrued solar module collection and recycling liability	225,163	212,835
Long-term debt	162,780	500,223
Payments and billings for deferred project costs	—	636,518
Other liabilities	404,381	292,216
Total liabilities	2,380,385	2,743,166
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 99,506,941 and 87,145,323 shares issued and outstanding at December 31, 2013 and 2012, respectively	100	87
Additional paid-in capital	2,646,022	2,065,527
Accumulated earnings	1,882,771	1,529,733
Accumulated other comprehensive (loss) income	(25,776)	10,179
Total stockholders’ equity	4,503,117	3,605,526
Total liabilities and stockholders’ equity	$6,883,502	$6,348,692

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Net sales	$3,308,989	$3,368,545	$2,766,207
Cost of sales	2,446,235	2,515,796	1,794,456
Gross profit	862,754	852,749	971,751
Operating expenses:
Research and development	134,300	132,460	140,523
Selling, general and administrative	270,261	280,928	412,541
Production start-up	2,768	7,823	33,620
Goodwill impairment	—	—	393,365
Restructuring and asset impairments	86,896	469,101	60,366
Total operating expenses	494,225	890,312	1,040,415
Operating income (loss)	368,529	(37,563)	(68,664)
Foreign currency (loss) gain	(259)	(2,122)	995
Interest income	16,752	12,824	13,391
Interest expense, net	(1,884)	(13,888)	(100)
Other (expense) income, net	(4,921)	945	665
Income (loss) before income taxes	378,217	(39,804)	(53,713)
Income tax expense (benefit)	25,179	56,534	(14,220)
Net income (loss)	$353,038	$(96,338)	$(39,493)
Net income (loss) per share:
Basic	$3.77	$(1.11)	$(0.46)
Diluted	$3.70	$(1.11)	$(0.46)
Weighted-average number of shares used in per share calculations:
Basic	93,697	86,860	86,067
Diluted	95,468	86,860	86,067

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$353,038	$(96,338)	$(39,493)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	4,295	9,896	(18,034)
Unrealized (loss) gain on marketable securities and restricted investments	(39,685)	26,813	18,660
Unrealized (loss) gain on derivative instruments	(565)	(21,493)	21,580
Other comprehensive (loss) income, net of tax	(35,955)	15,216	22,206
Comprehensive income (loss)	$317,083	$(81,122)	$(17,287)

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Contingent Consideration	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount
Balance, December 31, 2010	85,844	$86	$1,815,420	$1,118	$1,665,564	$(27,243)	$3,454,945
Net loss	—	—	—	—	(39,493)	—	(39,493)
Other comprehensive income	—	—	—	—	—	22,206	22,206
Exercise of stock options, including excess tax benefits	251	—	112,250	—	—	—	112,250
Issuance of restricted and unrestricted stock	365	—	(24,102)	—	—	—	(24,102)
Share-based compensation	—	—	118,057	—	—	—	118,057
Common stock issued for acquisition	8	—	1,118	(1,118)	—	—	—
Balance, December 31, 2011	86,468	86	2,022,743	—	1,626,071	(5,037)	3,643,863
Net loss	—	—	—	—	(96,338)	—	(96,338)
Other comprehensive income	—	—	—	—	—	15,216	15,216
Exercise of stock options, including excess tax benefits	253	1	8,136	—	—	—	8,137
Issuance of restricted and unrestricted stock	424	—	(5,019)	—	—	—	(5,019)
Share-based compensation	—	—	39,667	—	—	—	39,667
Balance, December 31, 2012	87,145	87	2,065,527	—	1,529,733	10,179	3,605,526
Net income	—	—	—	—	353,038	—	353,038
Other comprehensive loss	—	—	—	—	—	(35,955)	(35,955)
Exercise of stock options, including excess tax benefits	148	—	26,363	—	—	—	26,363
Issuance of restricted and unrestricted stock	716	1	(11,979)	—	—	—	(11,978)
Share-based compensation	—	—	54,178	—	—	—	54,178
Common stock issued for acquisition	1,750	2	83,753	—	—	—	83,755
Common stock issued for public offering	9,747	10	428,180	—	—	—	428,190
Balance, December 31, 2013	99,506	$100	$2,646,022	$—	$1,882,771	$(25,776)	$4,503,117

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Cash received from customers	$3,868,540	$3,231,268	$2,290,944
Cash paid to suppliers and associates	(2,973,855)	(2,447,337)	(2,159,429)
Interest received	6,599	4,693	10,156
Interest paid	(9,289)	(19,916)	(14,229)
Income tax refunds (payments), net	1,550	21,543	(46,153)
Excess tax benefit from share-based compensation arrangements	(35,076)	(27,373)	(110,836)
Other operating activities	(2,343)	(669)	(3,916)
Net cash provided by (used in) operating activities	856,126	762,209	(33,463)
Cash flows from investing activities:
Purchases of property, plant and equipment	(282,576)	(379,228)	(731,814)
Proceeds from sale of property, plant and equipment	116,403	5,083	632
Purchases of marketable securities	(435,015)	(29,200)	(331,240)
Proceeds from maturities and sales of marketable securities	93,984	108,663	492,613
Investment in note receivable, affiliate	—	(21,659)	—
Payments received on note receivable, affiliate	17,108	4,498	—
Purchase of restricted investments	—	(80,667)	(62,749)
Change in restricted cash	5,173	16,215	(23,154)
Acquisitions, net of cash acquired	(30,745)	(2,437)	(21,105)
Purchase of equity and cost method investments	(17,905)	(5,000)	—
Other investing activities	(3,533)	—	360
Net cash used in investing activities	(537,106)	(383,732)	(676,457)
Cash flows from financing activities:
Proceeds from stock option exercises	1,054	176	8,326
Repayment of borrowings under revolving credit facility	(605,000)	(1,305,000)	(450,000)
Proceeds from borrowings under revolving credit facility	335,000	1,375,000	550,000
Repayment of long-term debt	(64,954)	(178,842)	(33,796)
Proceeds from borrowings under long-term debt, net of discount and issuance costs	—	—	370,108
Excess tax benefit from share-based compensation arrangements	35,076	27,373	110,836
(Repayment of) proceeds from economic development funding	(8,315)	(6,820)	16,188
Proceeds from equity offering, net of issuance costs	428,190	—	—
Contingent consideration payments and other financing activities	(19,887)	(996)	(444)
Net cash provided by (used in) financing activities	101,164	(89,109)	571,218
Effect of exchange rate changes on cash and cash equivalents	3,594	6,307	(21,368)
Net increase (decrease) in cash and cash equivalents	423,778	295,675	(160,070)
Cash and cash equivalents, beginning of the period	901,294	605,619	765,689
Cash and cash equivalents, end of the period	$1,325,072	$901,294	$605,619
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$60,677	$62,344	$74,391
Acquisitions funded by liabilities and contingent consideration	$97,885	$—	$—
Shares issued for acquisition	$83,755	$—	$—
Settlement of long-term debt	$—	$4,802	$—

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

During the year ended December 31, 2012, we corrected certain errors that aggregated to a gross overstatement of net loss by $7.8 million in both actual and absolute terms for the year ended December 31, 2011, with such correction having the effect of reducing net loss by $7.8 million in the aggregate for the year ended December 31, 2012.

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

In evaluating whether these errors, individually and in the aggregate, and the corrections of the errors had a material impact on the quarterly periods such errors and corrections related to, we evaluated both the quantitative and qualitative impact to our consolidated financial statements for such periods. We considered a number of qualitative factors, including, among others, that the errors and the correction of the errors did not change a net loss into net income or vice versa, did not have an impact on our long-term debt covenant compliance, and did not mask a change in earnings or other trends when considering the overall competitive and economic environment within the our industry during 2011 and 2012.

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

Principles of Consolidation. These consolidated financial statements include the accounts of First Solar, Inc. and all of its subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We eliminated all inter-company transactions and balances during consolidation. Investments in unconsolidated affiliates in which we have less than a controlling interest in are accounted for using the cost or equity method of accounting.

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include percentage-of-completion revenue recognition, inventory valuation, recoverability of project assets, estimates of future cash flows from and the economic useful lives of long-lived assets, assessing asset retirement obligations, certain accrued liabilities, income taxes and tax valuation allowances, reportable segment allocations, product warranties and manufacturing excursions, accrued collection and recycling expense, applying the acquisition method of accounting for business combinations and goodwill. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from these estimates and assumptions.

Fair Value Measurements. We measure certain financial assets and liabilities at fair value. As of December 31, 2013, our financial assets and liabilities consist principally of cash and cash equivalents, marketable securities, notes receivable, restricted investments, derivative contracts, accounts payable, accrued expenses, debt, and income taxes payable. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) on the measurement date in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels:

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

Derivative Instruments. We recognize derivative instruments on our consolidated balance sheet at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge; a cash flow hedge; a hedge of a net investment in a foreign operation; or a derivative instrument that will not be accounted for using “hedge accounting”

methods. As of December 31, 2013 and 2012, all of our derivative instruments were designated either as cash flow hedges or as derivative instruments not accounted for using hedge accounting methods.

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

Receivables and Allowance for Doubtful Accounts. The carrying value of our receivables, net of the allowance for doubtful accounts, represents the estimated net realizable value. We estimate our allowance for doubtful accounts based on historical collection trends, the age of outstanding receivables, and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when our internal collection efforts have been unsuccessful. We account for rebates and other customer incentives as a reduction to the selling price of our products and, therefore, as a reduction in revenue at the time of revenue recognition with a corresponding contra-asset within accounts receivable trade, net.

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

Balance of Systems Parts. Balance of systems parts represent mounting, electrical and other construction parts purchased for solar power plants under construction, which we hold title to and are not yet installed in a solar power plant. These parts include posts, tilt brackets, tables, harnesses, combiner boxes, inverters, cables, tracker equipment and other parts we purchase or assemble for the solar power plants we construct. Balance of systems parts does not include solar modules that we manufacture. We carry these parts at the lower of cost or market, with market being based primarily on recoverability through installation in a solar power system.

Asset Impairments. We assess long-lived assets classified as “held and used,” including our property, plant and equipment, and project assets for impairment whenever events or changes in business circumstances arise that may indicate that the carrying amount of our long-lived assets may not be recoverable. These events and changes can include significant current period operating or cash flow losses associated with the use of a long-lived asset, or group of assets, combined with a history of such losses, significant changes in the manner of use of assets, and current expectations that, it is more likely-than-not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When impairment indicators are present, we compare undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the asset group’s carrying value to determine if the asset group is recoverable. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group; (ii) actual third-party valuations; and/or (iii) information available regarding the current market for similar assets. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in the “Restructuring and asset impairments” line item in our consolidated statement of operations. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired.

We consider a long lived asset to be abandoned after we have ceased use of such abandoned asset and if we have no intent to use or re-purpose the asset in the future.

We classify our long-lived tangible assets we plan to sell as “Assets held for sale” only after certain criteria have been met including: (i) management has the authority and commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) there is an active program to locate a buyer and the plan to sell the asset has been initiated; (iv) the sale of the asset is probable within one year; (v) the asset is being actively marketed at a reasonable sale price relative to its current fair value; and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made. We record assets held for sale at the lower of the carrying value or fair value less costs to sell. If due to unanticipated circumstances, such assets are not sold in the 12 months after being classified as held for sale, then held for sale classification will continue as long as the above criteria are still met and the asset is being actively marketed at a reasonable sale price relative to its then current fair value.

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

Idle Property, Plant and Equipment. For property, plant and equipment that has been placed into service, but is subsequently idled temporarily, we continue to record depreciation expense during the idle period. We adjust the estimated useful life of the idled assets if the estimated useful life has changed. At December 31, 2013, the current net book value of the temporarily idled equipment was $6.3 million.

Asset Retirement Obligations. We develop, construct and may temporarily operate certain project assets under power purchase and other agreements that include a requirement for the removal of the solar energy systems at the end of the term of the agreement. We recognize asset retirement obligations (“AROs”) at fair value in connection with such projects that are not under contract to be sold in the period in which they are incurred and the carrying amount of the related project asset is correspondingly increased. AROs represent the present value of expected decommissioning costs regarding the life of the project and timing of decommissioning. At December 31, 2013, the AROs for certain of our projects totaled approximately $4.1 million.

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

Interest Capitalization. We capitalize interest cost as part of the historical cost of acquiring or constructing certain assets during the period of time required to place the asset into service or sell the asset to a customer. These assets include property, plant and equipment and solar power system development and construction costs that we have capitalized as project assets. Interest capitalized for property, plant and equipment is depreciated over the estimated useful life of the related asset, as the qualifying asset is placed into service. We charge interest capitalized for project assets to cost of sales when such solar power system assets are sold and we have met all revenue recognition criteria. We capitalize interest to the extent that expenditures to acquire, construct, or develop an asset have occurred and interest cost has been incurred. We cease capitalization of interest for projects in development or under construction if the project is substantially complete or we receive any payment for or have sold such solar power systems.

Project Assets. Project assets consist primarily of costs relating to solar power projects in various stages of development that we capitalize prior to entering into a definitive sales agreement for the solar power project, including projects that have begun commercial operation under the project PPAs and are actively marketed and intended to be sold. These costs include costs for land and costs for developing and constructing a PV solar power system. Development costs can include legal, consulting, permitting, interconnect, and other similar costs. Once we enter into a definitive sales agreement, we reclassify project assets to deferred project costs on our consolidated balance sheet until the sale is completed and we have met all of the criteria to recognize the sale as revenue, which is typically subject to real estate revenue recognition requirements. We expense project assets to cost of sales after each respective project asset is sold to a customer and all revenue recognition criteria have been met (matching the expensing of costs to the underlying revenue recognition method). We classify project assets generally as noncurrent due to the nature of solar power projects (long-lived assets) and the time required to complete all activities to develop, construct, and sell projects, which is typically longer than 12 months.

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

If a project is completed and begins commercial operation prior to entering into or the closing of a sales agreement, the completed project will remain in project assets or deferred project costs until the sale of such project closes. Any income generated by such project while it remains within project assets or deferred project costs is accounted for as a reduction to our basis in the project, which at the time of sale and meeting all revenue recognition criteria will be recorded within cost of sales.

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

Payments and Billings for Deferred Project Costs. The liability “Payments and billings for deferred project costs,” represents customer payments received or customer billings made under the terms of solar power project related sales arrangements for which all revenue recognition criteria for real estate transactions have not yet been met. The associated solar power project costs are included within deferred project costs.

Deferred Revenue. Deferred revenue consists of payments received in advance of meeting all revenue recognition criteria (with the exception of payments and billings for deferred project costs) for the sale of solar modules or services performed under our O&M agreements. We recognize deferred revenue as net sales only after all revenue recognition criteria are met.

Business Combinations. We account for business acquisitions using the acquisition method of accounting and record intangible assets separate from goodwill. Intangible assets are recorded at their fair value based on estimates as of the date of acquisition. Goodwill is recorded as the residual amount of the purchase price consideration less the fair value assigned to the individual assets acquired and liabilities assumed as of the date of acquisition. We charge acquisition related costs that are not part of the purchase price consideration to general and administrative expense as they are incurred. These costs typically include transaction and integration costs, such as legal, accounting, and other professional fees. Contingent considerations, which represents an obligation of the acquirer to transfer additional assets or equity interests to the former owner as part of the exchange if specified future events occur or conditions are met, is accounted for at the acquisition date fair value either as a liability or as equity depending on the terms of the acquisition agreement.

Goodwill. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. We do not amortize goodwill, but instead are required to test goodwill for impairment at least annually in the fourth quarter. We will perform an impairment test between scheduled annual tests if facts and circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit that has goodwill is less than its carrying value.

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

The first step in a two-step impairment test is the comparison of the fair value of a reporting unit with its carrying amount, including goodwill. We have historically defined our reporting units to be consistent with our reportable segments: systems and components. This year, in connection with the TetraSun acquisition, we determined that the TetraSun business also constitutes a reporting unit within the components reportable segment and we now assess whether goodwill impairment exists at the crystalline silicon components reporting unit. In accordance with the authoritative guidance over fair value measurements, we define the fair value of a reporting unit as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. We primarily use the income approach methodology of valuation, which includes the discounted cash flow method, and the market approach methodology of valuation, which considers values of comparable businesses to estimate the fair values of our reporting units. We do not believe that a cost approach is relevant to measuring the fair values of our reporting units.

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

See Note 6 “Goodwill and Intangible Assets,” for additional information on our goodwill impairment tests.

In-Process Research and Development: In-process research and development (“IPR&D”) is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When the IPR&D project is complete, it is reclassified as a definite-lived intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned, we will record a charge for the value of the related intangible asset to our consolidated statement of operations in the period it is abandoned.

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

Accrued Solar Module Collection and Recycling Liability. We recognize an expense at the time of sale for the estimated cost of our future obligations for collecting and recycling the solar modules covered by our collection and recycling program. See Note 13 “Solar Module Collection and Recycling Liability,” for further information.

Income Taxes. We use the asset and liability method to account for income taxes whereby we calculate the deferred tax asset or liability account balances using tax laws and rates in effect at that time. We establish valuation allowances, when necessary, to reduce deferred tax assets to the extent it is more-likely-than-not that such deferred tax assets will not be realized. We do not provide deferred taxes related to the U.S. GAAP basis in excess of the U.S. tax basis in the investment in our foreign subsidiaries to the extent such amounts relate to indefinitely reinvested earnings and profits of such foreign subsidiaries.

Income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances, and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority. We only recognize tax benefits related to uncertain tax positions that are more-likely-than-not of being sustained upon examination satisfy the recognition criteria. For those positions that satisfy the recognition criteria, the amount of tax benefit that we recognize is the largest amount of tax benefit that is more than fifty percent likely of being sustained on ultimate settlement of such uncertain tax position.

Foreign Currency Translation. The functional currencies of certain of our international subsidiaries are their local currency. Accordingly, we apply the period end exchange rate to translate their assets and liabilities and the daily transaction exchange rate is used to translate their revenues, expenses, gains, and losses into U.S. dollars. We include the translation adjustments as a separate component of accumulated other comprehensive income within stockholders’ equity. The functional currency of our significant subsidiaries in Canada, Malaysia, Singapore, and Chile is the U.S. dollar; therefore, we do not translate their financial statements.

Comprehensive Income. Our comprehensive income consists of our net income, changes in unrealized gains or losses on derivative instruments that qualify for and have been designated as cash flow hedges, and the effects on our consolidated financial statements of translating the financial statements of our subsidiaries that operate in foreign currencies. In addition, comprehensive income includes unrealized gains or losses on available-for-sale marketable securities and restricted investments, the impact of which has been excluded from net income (loss). We present our comprehensive income (loss) in the consolidated statement of comprehensive income (loss). Our accumulated other comprehensive income is presented as a component of stockholders’ equity in our consolidated balance sheets and consists of the cumulative amount of net financial statement translation adjustments, unrealized gains or losses on cash flow hedges, and unrealized gains or losses on available-for-sale marketable securities and restricted investments that we have incurred since the inception of our business.

Per Share Data. Basic net income (loss) per share is based on the weighted effect of all common shares outstanding and is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based on the weighted effect of all common shares and dilutive potential common shares outstanding and is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

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

For systems business sales arrangements that are accounted for under ASC 360 where we convey control of land or land rights, we record the sale as revenue using one of the following revenue recognition methods, based upon evaluation of the substance and form of the terms and conditions of such real estate sales arrangements:

(i) We apply the percentage-of-completion method, as further described below, to certain real estate sales arrangements where we convey control of land or land rights, when a sale has been consummated, we have transferred the usual risks and rewards of ownership to the buyer, the initial and continuing investment criteria have been met, we have the ability to estimate our costs and progress toward completion, and all other revenue recognition criteria have been met. The initial and continuing investment requirements, which demonstrate a buyer’s commitment to honor their obligations for the sales arrangement, can typically be met through the receipt of cash or an irrevocable letter of credit from a highly credit worthy lending institution. When evaluating whether the usual risks and rewards of ownership have transferred to the buyer, we consider whether we have or may be contingently required to have any prohibited forms of continuing involvement with the project. Prohibited forms of continuing involvement in a real estate sales arrangement may include us retaining risks or rewards associated with the project that are not customary with the range of risks or rewards that an engineering, procurement and construction (“EPC”) contractor may assume.

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

Revenue Recognition — Percentage-of-Completion. In applying the percentage-of-completion method, we use the actual costs incurred relative to estimated costs to complete (including module costs) in order to estimate the progress towards completion to determine the amount of revenue and profit to recognize. Incurred costs include all installed direct materials, installed solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. We recognize direct material and solar module costs as incurred costs when the direct materials and solar modules have been installed in the project. When contracts specify that title to direct materials and solar modules transfers to the customer before installation has been performed, we will not recognize revenue or associated costs until those materials are installed and have met all other revenue recognition requirements. We consider direct materials and solar modules to be installed when they are permanently placed or affixed to the solar power system as required by engineering designs. Solar modules manufactured by us that will be used in our solar power systems, which we still hold title to, remain within inventory until such modules are installed in a solar power system.

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

If estimated total costs on any contract are greater than the contract revenues, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of the revisions to estimates related to contract revenues and costs to complete contracts, including penalties, incentive awards, claims, change orders, anticipated losses and others are recorded in the period in which the revisions to estimates are identified and the loss can be reasonably estimated. The effect of the changes on future periods are recognized as if the revised estimates had been used since revenue was initially recognized under the contract. Such revisions could occur in any reporting period and the effects may be material depending on the size of the contracts or changes in estimates.

Revenue Recognition — Components Business. Our components business sells solar modules directly to third party solar power system integrators and operators. We recognize revenue for modules sales when persuasive evidence of an arrangement exists, delivery of the module has occurred and title and risk of loss have passed to the customer, the sales price is fixed or determinable, and the collectability of the resulting receivable is reasonably assured. Under this policy, we record a trade receivable for the selling price of our module and reduce inventory for the cost of goods sold when delivery occurs in accordance with the terms of the sales contracts. Our customers typically do not have extended payment terms or rights of return for our products. We account for rebates or other customer incentives as a reduction to the selling price of our solar modules at the time of sale; and therefore, as a reduction to revenue.

Revenue Recognition — Operations and Maintenance . Our operations and maintenance revenue is billed and recognized as services are performed. Costs of these revenues are expensed in the period they are incurred.

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

Restructuring and Exit Activities. We record costs associated with exit activities such as employee termination benefits that represent a one-time benefit when management approves and commits to a plan of termination, or over the future service period, if any. Other costs associated with exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, and facility and employee relocation costs.

Production Start-Up. Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. Costs related to equipment upgrades and implementation of manufacturing process improvements are also included in production start-up expense. Additionally, it includes all expenses related to the selection of a new site and the related legal and regulatory costs, and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. On a going forward basis the only costs included in production start-up expense will be plant level expansions.

Share-Based Compensation. We recognize share-based compensation expense on the estimated grant-date fair value of stock options and similar equity instruments issued as compensation to employees over the requisite service periods. Our significant accounting policies related to share-based compensation arrangements are described in Note 17 “Share-Based Compensation.”

Shipping and Handling Costs. We classify shipping and handling costs as a component of cost of sales. We record customer payments of shipping and handling costs as a component of net sales.

Advertising Costs. Advertising costs are expensed as incurred. Advertising costs during the years ended December 31, 2013, December 31, 2012, and December 31, 2011 were $1.9 million, $1.4 million, and $2.0 million, respectively.

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

Ventures are considered VIEs if (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (ii) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses or the right to receive expected residual returns; or (iii) an equity investor has voting rights that are disproportionate to its economic interest and substantially all of the entity’s activities are on behalf of the investor. Our venture agreements typically require some form of project development capital or project equity ranging from amounts necessary to obtain a power purchase agreement (or similar power off-take agreement) to a pro-rata portion of the total equity required to develop and complete construction of a project, depending upon the opportunity and the market our ventures are in. Our limited number of ventures as of December 31, 2013 and future ventures of a similar nature are typically VIEs because the total equity investment at risk is not sufficient to permit the ventures to finance their activities without additional financial support.

We are considered the primary beneficiary of and are required to consolidate a VIE if we have the power to direct the activities that most significantly impact that VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits of that VIE that could potentially be significant to the VIE. If we determine that we do not have the power to direct the activities that most significantly impact the venture, then we are not the primary beneficiary of the VIE.

We account for our unconsolidated ventures using either the equity or cost methods of accounting depending upon whether we have the ability to exercise significant influence over a venture. We consider the participating and protective rights we have as well as the legal form of the venture when evaluating whether we have the ability to exercise significant influence, which requires us to apply the equity method of accounting. Income from ventures for the year ended December 31, 2013 was immaterial to the consolidated statements of operations.

Cost and Equity Method Investments. Cost method investments are initially recorded and subsequently carried at their historical cost and income is recorded to the extent there are dividends. We use the equity method of accounting for our equity investments where we hold more than 20% of the outstanding stock of the investee or where we have the ability to significantly influence the operations or financial decisions of the investee. We initially record the investment at cost and adjust the carrying amount each period to recognize our share of the earnings or losses of the investee based on our ownership percentage. We monitor these investments, which are included in “Other assets” in the accompanying consolidated balance sheets, for impairment and record reductions in their carrying values when necessary. Circumstances that indicate an other-than-temporary decline include Level 2 and Level 3 measurements such as the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices, and declines in operations of the issuer.

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

In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which applies to the release of cumulative translation adjustments into net income when a parent (i) sells a part or all of its investment in a foreign entity (ii) no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity, (iii) sells part of an equity method investment of a foreign entity, or (iv) obtains control of a foreign acquiree in which such parent held an equity interest immediately before the acquisition date through a step acquisition. We do not expect the adoption of ASU 2013-15, in the first quarter of 2014 to have an impact on our consolidated financial position, results of operations, or cash flows.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. ASU No. 2013-11 provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the adoption of ASU 2013-11, in the first quarter of 2014, to have an impact on our results of operations, or cash flows, however we expect netting impacts on the consolidated financial position.

4. Restructuring and Asset Impairments

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

The following table summarizes the activity for the years ended December 31, 2012 and 2011, and the balances at December 31, 2012 and 2011 (in thousands):

December 2011 Restructuring	Asset Impairments	Asset Impairment Related Costs	Severance and Termination Related Costs	Total
Charges to Income	$50,298	$3,261	$6,807	$60,366
Changes in Estimates	—	—	—	—
Cash Payments	—	—	—	—
Non-cash Amounts	(50,298)	(915)	—	(51,213)
Ending Balance at December 31, 2011	—	2,346	6,807	9,153
Charges to Income	747	—	1,480	2,227
Changes in Estimates	—	(2,104)	—	(2,104)
Cash Payments	—	(242)	(7,857)	(8,099)
Non-cash Amounts	(747)	—	(430)	(1,177)
Ending Balance at December 31, 2012	$—	$—	$—	$—
Expenses recognized for the December 2011 restructuring activities are presented in “Restructuring and asset impairments” on the consolidated statements of operations. Substantially all expenses related to the December 2011 restructuring were related to our components segment. We completed the December 2011 restructuring plan in 2012 and recognized no additional expense in 2013.

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

Expenses recognized for the February 2012 restructuring activities are presented in “Restructuring and asset impairments” on the consolidated statements of operations. All expenses related to the February 2012 manufacturing restructuring were related to our components segment. As of December 31, 2013, $5.1 million remains accrued for asset impairment related charges from the February 2012 manufacturing restructuring and is included within “Other Liabilities”. We do not expect to incur any additional expense for the February 2012 manufacturing restructuring initiatives.

April 2012 European Restructuring

In April 2012, our executive management approved a set of restructuring initiatives intended to reduce costs and to align the organization with our Long Term Strategic Plan including expected sustainable market opportunities. As part of these initiatives, we substantially reduced our European operations including the closure of our manufacturing operations in Frankfurt (Oder), Germany at the end of 2012. Due to the lack of policy support for utility-scale solar projects in Europe, we did not believe there was a business case for continuing manufacturing operations in Germany or to proceed with the previously announced 2-line plant in France. Additionally, we substantially reduced the size of our operations in Mainz, Germany and elsewhere in Europe. After the closure of our Frankfurt (Oder) manufacturing operations, which was comprised of eight production lines, at the end of 2013,

First Solar’s installed manufacturing capacity consists of 24 production lines in Kulim, Malaysia and four production lines in Perrysburg, Ohio.

In connection with these restructuring initiatives, we incurred total charges of $5.2 million for the year ended December 31, 2013. These total charges consisted of (i) $1.9 million in asset impairments and asset impairments related charges, primarily related to the closure of the Frankfurt (Oder) plants; and (ii) $3.3 million in severance and termination related costs.

In addition, due to the closure of our manufacturing plants in Frankfurt (Oder), Germany, we no longer had reasonable assurance we would meet the required conditions under which we had previously received certain economic development grants as a result of the original plant expansion. As a result, in the three months ended March 31, 2012, we recorded an expense of $29.8 million primarily associated with the expected repayment of amounts received and the write-off of outstanding amounts accrued for as receivables under such incentive programs. During 2012, we repaid €5.3 million of grants received in 2011. During 2013, we repaid the remaining €6.3 million of grants received in 2011, including outstanding interest due, as a result of the closure of our Frankfurt (Oder) manufacturing plants.

The following table summarizes the April 2012 European restructuring activity recorded during the year ended December 31, 2013 and 2012 and the remaining balance at December 31, 2013 and 2012 (in thousands):

April 2012 Restructuring	Asset Impairments	Asset Impairment Related Costs	Severance and Termination Related Costs	Grant Repayments	Total
Charges to Income	$225,716	$26,356	$60,629	$30,510	$343,211
Changes in Estimates	—	(289)	(937)	—	(1,226)
Cash Payments	—	(9,313)	(32,087)	(7,044)	(48,444)
Non-cash Amounts	(225,716)	(129)	(1,888)	(15,066)	(242,799)
Ending Balance at December 31, 2012	—	16,625	25,717	8,400	50,742
Charges to Income	—	4,151	3,583	—	7,734
Changes in Estimates	—	(2,265)	(226)	—	(2,491)
Cash Payments	—	(14,877)	(27,084)	(8,315)	(50,276)
Non-cash Amounts	—	(2,945)	(50)	(85)	(3,080)
Ending Balance at December 31, 2013	$—	$689	$1,940	$—	2,629

Expenses recognized for restructuring activities are presented in “Restructuring and asset impairment” on the consolidated statements of operations. Substantially all expenses related to the April 2012 restructuring were related to our components segment. We do not expect to incur any additional expense for the April 2012 European restructuring initiatives.

Asset Impairments

In October 2013, we entered into an agreement to sell our facility in Mesa, Arizona. The facility consisted of land, a building, and certain fixtures and improvements. The facility housed our O&M capabilities as well as certain equipment and inventory. The facility was originally designed to house a CdTe PV module manufacturing factory; however, we never commissioned manufacturing at the facility. As a result of the sales agreement, we have classified the Mesa facility as “Assets held for sale” in the consolidated balance sheet as of December 31, 2013 and recognized a $56.5 million asset impairment charge, which lowered the book value of the facility to its fair value, less costs to sell. During the fourth quarter of 2013 we received cash proceeds, net of costs to sell, of approximately $115 million in connection with the Mesa sales agreement. The transaction will be completed during the first quarter of 2014.

Our Vietnam facility was classified as an asset held for sale as of December 31, 2013 and 2012, respectively. During 2013, no reasonable offers to purchase the plant were obtained by us and as a result we were unable to sell the facility by the end of the one-year period. In addition, during the fourth quarter of 2013, we adjusted our marketing strategy with regards to the plant and expect to expand the range of targeted buyers to include strategic as well as financial buyers to effectuate the disposition. We will continue to actively market the facility at a price that is reasonable given the change in the targeted buyer group. As a result of this change, we determined that the estimated fair value of our Vietnam plant and related equipment was less than its carrying value and we recorded an asset impairment charge of $25.2 million to lower the carrying value of the facility to its estimated fair value, less costs to sell. Impairment charges recognized for our Mesa and Vietnam facilities are presented in “Restructuring and asset impairment” on the consolidated statements of operations.

5. Business Acquisitions

2013 Acquisitions

General Electric

In August 2013, we acquired all of the CdTe PV specific intellectual property assets and CdTe solar manufacturing processes (“GE Intellectual Property”) of General Electric Company (“GE”) pursuant to a Master Transaction Agreement and an Intellectual Property Purchase Agreement (the “Agreements”), by and between First Solar and GE and certain of their subsidiaries. Pursuant to the Agreements, First Solar received the GE Intellectual Property and GE received 1,750,000 shares of First Solar common stock, which had a market value of $83.8 million on August 5, 2013. The GE Intellectual Property included trade secrets, technology, business and technical information and know-how, databases, and other confidential and proprietary information as well as solar manufacturing processes and protocols. The combination of the GE Intellectual Property and our existing manufacturing capacity is expected to further advance CdTe technology and to achieve a more rapid increase in module efficiency.

In connection with applying the acquisition method of accounting, $73.7 million of the purchase price consideration was assigned to an in-process research and development (“IPR&D”) intangible asset at fair value that will be amortized over its useful life upon successful completion of the project or expensed earlier if impaired, and $10.1 million was assigned to goodwill. The underlying technology and IPR&D acquired from GE focuses on increasing the efficiency of the CdTe solar modules while at the same time lowering production and installation costs. We are expecting to integrate the acquired technology into our manufacturing process by 2016 in order to increase the efficiency of our solar modules. We valued the acquired IPR&D using the reproduction cost method and the income approach, as appropriate. The income approach reflected the present value of forecasted cash flows derived from the incremental module efficiency benefits. The remaining costs to complete the acquired R&D projects are estimated to be approximately $30.0 million over the next 2 to 3 years. The amortization period of the projects once completed is expected to be 8 to 10 years. IPR&D assets allocated to individual projects will be expensed earlier if impaired or determined to be abandoned due to obsolescence or technological advancement.

The pro forma effect of this all-stock acquisition was not material to our historical consolidated balance sheets, results of operations or cash flows. Substantially all of the goodwill and intangible assets recorded for this acquisition are deductible for tax purposes.

TetraSun

In April 2013, we acquired 100% of the stock not previously owned by us, of TetraSun, Inc. (“TetraSun”), a development stage company with high efficiency crystalline silicon technology that is expected to provide improvements in performance relative to conventional crystalline silicon solar modules. This all-cash acquisition was not material to our historical consolidated balance sheets, results of operations or cash flows. We have included the financial results of TetraSun in our consolidated financial statements from the date of acquisition.

In connection with applying the acquisition method of accounting, $39.1 million of the purchase price consideration was assigned to an IPR&D intangible asset that will be amortized over its useful life upon successful completion of the project or expensed earlier if impaired, and $6.1 million was assigned to goodwill. The acquired IPR&D involves a project to develop a lower cost and higher efficiency crystalline silicon cell. We valued the IPR&D using the multi-period excess earnings method under the income approach. The method reflected the present value of the projected cash flows that are expected to be generated by the IPR&D beginning in 2015 less charges representing the contribution of other assets to those cash flows. The remaining costs to complete the R&D project are estimated to be approximately $6.0 million through 2014. The amortization period of the project once completed is expected to be 10 to 12 years.

Solar Chile

In January 2013, we acquired 100% of the ownership interest of Solar Chile S.A. (“Solar Chile”), a Chilean-based solar project development company with substantially all of its assets being a portfolio of early to mid-stage utility-scale PV power projects in northern Chile, in an all-cash transaction which was not material to our historical consolidated balance sheets, results of operations or cash flows. We have included the financial results of Solar Chile in our consolidated financial statements from the date of acquisition. In connection with applying the acquisition method of accounting, $3.4 million was assigned to goodwill.

In connection with the TetraSun and Solar Chile acquisitions we agreed to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted project and module shipment volume milestones. We have recognized $16.5 million and $11.7 million of current and long-term liabilities, respectively, for these contingent obligations based on their estimated fair value as of December 31, 2013.

2011 Acquisition

Ray Tracker

On January 4, 2011, we acquired 100% of the ownership interest of Ray Tracker, Inc. (“Ray Tracker”), a tracking technology and PV BoS business in an all-cash transaction, which was not material to our consolidated balance sheets, results of operations or cash flows. We have included the financial results of Ray Tracker in our consolidated financial statements from the date of acquisition.

6. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 were as follows (in thousands):

Reporting Unit	Balance at December 31, 2012	Acquisitions	Balance at December 31, 2013
CdTe Components	$393,365	$10,055	$403,420
Crystalline Silicon Components	—	6,097	6,097
Systems	65,444	3,389	68,833
Accumulated impairment losses	(393,365)	—	(393,365)
Total	$65,444	$19,541	$84,985

Reporting Unit	Balance at December 31, 2011	Acquisitions	Balance at December 31, 2012
CdTe Components	$393,365	$—	$393,365
Systems	65,444	—	65,444
Accumulated impairment losses	(393,365)	—	(393,365)
Total	$65,444	$—	$65,444

2013 Goodwill Impairment Testing

Our annual impairment analysis was performed in the fourth quarter of 2013. We elected to perform the first-step of the two-step goodwill impairment test instead of first performing a qualitative goodwill impairment test. The first-step in the two-step impairment test is the comparison of the fair value of a reporting unit with its carrying amount, including goodwill. We have historically defined our reporting units to be consistent with our reportable segments: systems and components. This year, in connection with the TetraSun acquisition, we determined that the TetraSun business also constitutes a reporting unit within the components reportable segment and we now assess whether goodwill impairment exists at the crystalline silicon components reporting unit. In determining fair value, we primarily use discounted future cash flows and operating results based on a comparative multiple of earnings or revenues.

Significant estimates used in our fair value calculation using discounted future cash flows include: (i) estimates of future revenue and expense growth by reporting unit; (ii) future estimated effective tax rates, which we estimate to be between 10% and 40%; (iii) future estimated capital expenditures and future required investments in working capital; (iv) estimated discount rates, which we estimate to range between 10% and 14%; and (v) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity. Additionally, the underlying assumptions used in the first step of our 2013 impairment test considered our market capitalization as of October 1, 2013 and the current solar industry market conditions when determining the fair value of our reporting units.

As of October 1, 2013, we determined that the estimated fair value of our reporting units exceeded their carrying value and, therefore, we noted no indicators of impairment at our reporting units.

We will continuously monitor market trends in our business, the related expected cash flows and our calculation of market capitalization for purposes of identifying possible indicators of impairment. If our book value per share exceeds our market price per share or if we have other indicators of impairment, we will be required to perform an interim step one impairment analysis, which may lead to a step two analysis and possible impairment of our goodwill. Additionally, we would then be required to review our remaining long-lived assets for impairment.

2012 Goodwill Impairment Testing

We performed our annual impairment analysis in the fourth quarter of 2012, and determined that the carrying amount of our goodwill for our systems reporting unit was recoverable and the results of the impairment test indicated a fair value significantly in excess of the carrying value. The underlying assumptions used in the first step of our 2012 impairment test considered our market capitalization as of October 1, 2012 and the current solar industry market conditions when determining the fair value of our reporting units.

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

Intangible Assets

Included in “Other assets” on our consolidated balance sheets are acquired intangible assets primarily as part of our GE and TetraSun acquisitions described in Note 5 “Business Acquisitions,” and our internally-generated intangible assets, substantially all of which are patents on technologies related to our products and production processes. We record an asset for patents, after the patent has been issued, based on the legal, filing, and other costs incurred to secure them. We amortize intangible assets on a straight-line basis over their estimated useful lives once the intangible assets meet the criteria to be amortized. $112.8 million of the $123.7 million of gross intangible assets, as of December 31, 2013 consists of IPR&D related to assets that were acquired as part of the TetraSun and GE acquisitions. Such assets will be amortized over their estimated useful lives upon successful completion of the project or expensed earlier if impaired.

Amortization expense for our intangible assets was $0.9 million, $2.1 million, and $2.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. The following table summarizes our intangible assets as of December 31, 2013 and 2012 (in thousands):

	Gross Intangible Assets			Accumulated Amortization
	Balance as of December 31, 2012	Acquisitions	Balance as of December 31, 2013	Balance as of December 31, 2012	Additions Charged to Expense	Balance as of December 31, 2013	Net Intangibles at December 31, 2013
Patents	$9,139	$1,041	$10,180	$(5,404)	$(393)	$(5,797)	$4,383
Trade names	—	700	700	—	(467)	(467)	233
In-process research and development	—	112,800	112,800	—	—	—	112,800
Total	$9,139	$114,541	$123,680	$(5,404)	$(860)	$(6,264)	$117,416

	Gross Intangible Assets			Accumulated Amortization
	Balance as of December 31, 2011	Acquisitions	Balance as of December 31, 2012	Balance as of December 31, 2011	Additions Charged to Expense	Balance as of December 31, 2012	Net Intangibles at December 31, 2012
Patents	$6,135	$3,004	$9,139	$(3,280)	$(2,124)	$(5,404)	$3,735

Estimated future amortization expense for our intangible assets is as follows at December 31, 2013 (in thousands):

2014	$730
2015	496
2016	493
2017	461
2018	458
Thereafter	1,978
Total estimated future amortization expense	$4,616

The above estimated future amortization expense does not include $112.8 million of IPR&D, which will be reclassified as a definite-lived intangible asset upon successful completion of individual projects and amortized over the useful lives of approximately 8 to 12 years. The first project is scheduled for completion in 2014.

7. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities and investments consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Cash and cash equivalents:
Cash	$1,322,183	$889,065
Cash equivalents:
Commercial paper	—	1,500
Money market funds	2,889	10,729
Total cash and cash equivalents	1,325,072	901,294
Marketable securities:
Commercial paper	—	1,698
Foreign debt	364,046	41,414
Foreign government obligations	25,115	4,142
U.S. debt	46,439	53,320
U.S. government obligations	3,502	2,004
Total marketable securities and investments	439,102	102,578
Total cash, cash equivalents, marketable securities and investments	$1,764,174	$1,003,872

During the years ended December 31, 2013 and 2012, we realized an immaterial amount in gains and losses on our marketable securities. During the year ended December 31, 2011, we realized $0.9 million in gains and an immaterial amount in losses on our marketable securities.

As of December 31, 2013, we did not identify any investments with unrealized losses that have been in a loss position for a period of time greater than 12 months. As of December 31, 2012, we identified two investments totaling $6.0 million with immaterial unrealized losses that had been in a loss position for a period of time greater than 12 months. The unrealized loss was primarily due to an increase in market spreads relative to spreads at the time of purchase. Based on the underlying credit quality of the investments, we did not intend to sell these securities prior to recovery of our cost basis. Therefore, we did not consider these securities to be other-than-temporarily impaired. Market valuations and impairment analysis on assets in the available-for-sale securities portfolio are reviewed and evaluated on a quarterly basis. We did not identify any of our marketable securities as other-than-temporarily impaired at December 31, 2013 and 2012.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of December 31, 2013 and 2012 (in thousands):

	As of December 31, 2013
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$—	$—	$—	$—
Foreign debt	364,568	127	649	364,046
Foreign government obligations	25,125	—	10	25,115
U.S. debt	46,430	12	3	46,439
U.S. government obligations	3,498	4	—	3,502
Total	$439,621	$143	$662	$439,102

	As of December 31, 2012
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,697	$1	$—	$1,698
Foreign debt	41,376	71	33	41,414
Foreign government obligations	4,138	4	—	4,142
U.S. debt	53,246	75	1	53,320
U.S. government obligations	2,000	4	—	2,004
Total	$102,457	$155	$34	$102,578

Contractual maturities of our available-for-sale marketable securities as of December 31, 2013 and 2012 were as follows (in thousands):

	As of December 31, 2013
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$161,752	$57	$84	$161,725
One year to two years	270,149	81	578	269,652
Two years to three years	7,720	5	—	7,725
Total	$439,621	$143	$662	$439,102

	As of December 31, 2012
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$71,225	$67	$32	$71,260
One year to two years	30,707	88	1	30,794
Two years to three years	525	—	1	524
Total	$102,457	$155	$34	$102,578

The net unrealized loss of $0.5 million and gains of $0.1 million as of December 31, 2013 and 2012, respectively, on our marketable securities were primarily the result of changes in interest rates. Our investment policy requires marketable securities to be highly rated and limits the security types, issuer concentration, and duration to maturity of our marketable securities portfolio.

The following table shows gross unrealized losses and estimated fair values for those marketable securities that were in an unrealized loss position as of December 31, 2013 and 2012, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of December 31, 2013
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign debt	$212,655	$649	$—	$—	$212,655	$649
Foreign government obligations	25,161	10	—	—	25,161	10
U.S. debt	21,465	3	—	—	21,465	3
Total	$259,281	$662	$—	$—	$259,281	$662

	As of December 31, 2012
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign debt	$—	$—	$5,970	$33	$5,970	$33
Foreign government obligations	—	—	—	—	—	—
U.S. debt	524	1	—	—	524	1
Total	$524	$1	$5,970	$33	$6,494	$34

8. Restricted Cash and Investments

Restricted cash and investments consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Restricted cash, noncurrent	$167	$184
Restricted investments, noncurrent	279,274	301,216
Total restricted cash and investments, noncurrent (1)	$279,441	$301,400

(1) There was zero and $5.1 million of restricted cash included within prepaid expenses and other current assets at December 31, 2013 and 2012, respectively, primarily related to required cash collateral for certain letters of credit provided for projects under development in foreign jurisdictions.

At December 31, 2013 and 2012, our restricted investments consisted of long-term marketable securities that we hold through a custodial account to fund the estimated future costs of our collecting and recycling modules covered under our solar module collection and recycling program. We have classified our restricted investments as “available-for-sale.” Accordingly, we record them at fair value and account for net unrealized gains and losses as a part of accumulated other comprehensive income (loss). We report realized gains and losses on the maturity or sale of our restricted investments in other income (expense), net computed using the specific identification method. Restricted investments are classified as noncurrent as the underlying accrued solar module collection and recycling liability is also noncurrent in nature.

We fund the estimated collection and recycling obligations incremental to amounts already pre-funded in prior years for the cumulative module sales covered by our solar module collection and recycling program within 90 days of the end of each year, assuming for this purpose a service life of 25 years for our solar modules. To ensure that our collection and recycling program for covered modules is available at all times and the pre-funded amounts are accessible regardless of our financial status in the future (even in the case of our own insolvency), we have established a trust structure (the “Trust”) under which estimated required funds are put into custodial accounts with an established and reputable bank as the investment advisor in the name of the Trust, for which First Solar, Inc. (“FSI”), First Solar Malaysia Sdn. Bhd. (“FS Malaysia”), and First Solar Manufacturing GmbH are grantors. Only the trustee can distribute funds from the custodial accounts and these funds cannot be accessed for any purpose other than to cover qualified costs of module collection and recycling, either by us or a third party executing the required collection and recycling services. Investments in this custodial account must meet the criteria of the highest quality investments, such as highly rated government or agency bonds. We closely monitor our exposure to European markets and maintain holdings primarily consisting of German and French sovereign debt securities which are not currently at risk of default. Under the trust agreements, each year we determine the annual pre-funding requirement (if any) based upon the difference between the current estimated future costs of collecting and recycling all solar modules covered under our program combined with the rate of return restricted investments will earn prior to being utilized to cover qualified collection and recycling costs and amounts already pre-funded in prior years. Based primarily upon reductions in the estimated future costs of collecting and recycling solar modules covered under our program combined with the cumulative amounts pre-funded since the inception of our program, we have determined that no incremental funding will be required in the first quarter of 2014 for all historical covered module sales through December 31, 2013.

The following table summarizes unrealized gains and losses related to our restricted investments by major security type as of December 31, 2013 and 2012 (in thousands):

	As of December 31, 2013
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$205,484	$22,295	$1,489	$226,290
U.S. government obligations	55,916	1,372	4,304	52,984
Total	$261,400	$23,667	$5,793	$279,274

	As of December 31, 2012
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$188,350	$47,921	$—	$236,271
U.S. government obligations	53,368	11,577	—	64,945
Total	$241,718	$59,498	$—	$301,216

As of December 31, 2013, the contractual maturities of these restricted investments were between 14 years and 23 years. As of December 31, 2012, the contractual maturities of these restricted investments were between 15 years and 24 years. As of December 31, 2013, the gross unrealized loss of $5.8 million had been in a continuous loss position for less than 12 months.

9. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Accounts receivable trade, gross	$148,693	$568,070
Allowance for doubtful accounts	(12,310)	(14,503)
Accounts receivable trade, net	$136,383	$553,567

At December 31, 2013, $25.2 million of our accounts receivable trade, net, were secured by letters of credit, bank guarantees or other forms of financial security issued by credit worthy financial institutions.

Accounts receivable, unbilled and retainage

Accounts receivable, unbilled and retainage consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Accounts receivable, unbilled	$102,953	$342,587
Retainage	418,370	58,400
Accounts receivable, unbilled and retainage	$521,323	$400,987

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

Inventories

Inventories consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Raw materials	$165,805	$184,006
Work in process	11,874	14,868
Finished goods	340,936	370,422
Total inventories	$518,615	$569,296
Inventories — current	$388,951	$434,921
Inventories — noncurrent (1)	$129,664	$134,375

(1) We purchase a critical raw material that is used in our core production process in quantities that exceed anticipated consumption within our operating cycle (which is 12 months). We classify the raw materials that we do not expect to be consumed within our operating cycle as noncurrent.

Balance of systems parts

Balance of systems parts, which totaled $133.7 million and $98.9 million as of December 31, 2013 and 2012, respectively, represent mounting, third-party modules, electrical and other construction parts purchased for solar power plants to be constructed or currently under construction, which we hold title to and are not yet installed in a solar power plant.

Note receivable, affiliate

Note receivable, affiliate was zero and $17.7 million as of December 31, 2013 and 2012, respectively. In 2012, in connection with a project development, we entered into a loan agreement with a 6% per annum interest rate, with the property company, which was considered an affiliate, which required that the proceeds be used to purchase the project land and to pay for certain land development costs. Construction of the project was substantially completed during September 2012. During the first quarter of 2013, the then outstanding principal balance on this loan of €13.4 million was repaid in full. Additionally, €1.1 million of interest income was received under the terms of the loan, representing the cumulative interest due from the property company since the inception of the loan.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Prepaid expenses	$24,572	$39,582
Derivative instruments	7,996	7,230
Deferred costs of goods sold	753	96,337
Other current assets	61,399	64,219
Prepaid expenses and other current assets	$94,720	$207,368

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Buildings and improvements	$360,504	$446,133
Machinery and equipment	1,445,939	1,415,632
Office equipment and furniture	124,332	117,228
Leasehold improvements	47,833	49,367
Depreciable property, plant and equipment, gross	1,978,608	2,028,360
Accumulated depreciation	(940,730)	(803,501)
Depreciable property, plant and equipment, net	1,037,878	1,224,859
Land	10,714	22,256
Construction in progress	133,223	51,133
Stored assets (1)	203,269	227,134
Property, plant and equipment, net	$1,385,084	$1,525,382

(1) Consists of machinery and equipment (“stored assets”) that were originally purchased for installation in our previously planned manufacturing capacity expansions. We intend to install and place the stored assets into service when such assets are required or beneficial to our existing installed manufacturing capacity or when market demand supports additional or market specific manufacturing capacity. As the stored assets are neither in the condition or location to produce modules as intended, we will not begin depreciation until such assets are placed into service. The stored assets are evaluated for impairment under a held and used impairment model whenever events or changes in business circumstances arise, including consideration of technological obsolescence, that may indicate that the carrying amount of our long-lived assets may not be recoverable. We ceased the capitalization of interest on such stored assets once they were physically received from the related machinery and equipment vendors.

Depreciation of property, plant and equipment was $237.9 million, $263.3 million, and $230.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

In December 2011, February 2012, and April 2012, we announced a series of restructuring initiatives. As part of these initiatives, certain property, plant and equipment were determined to be impaired and impairment charges were recorded. See Note 4 “Restructuring and Asset Impairments,” for more information on the long-lived asset impairments related to these restructuring initiatives as well as asset impairments incurred during 2013 in connection with our Mesa and Vietnam facilities.

Capitalized interest

The cost of constructing facilities, equipment and project assets includes interest costs incurred during the asset’s construction period. The components of interest expense and capitalized interest are as follows during the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Interest cost incurred	$(11,703)	$(24,191)	$(15,349)
Interest cost capitalized – property, plant and equipment	2,608	4,201	7,483
Interest cost capitalized – project assets	7,211	6,102	7,766
Interest expense, net	$(1,884)	$(13,888)	$(100)

Project assets and Deferred project costs

Project assets and deferred project costs consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Project assets — land	$4,150	$9,164
Project assets — development costs including project acquisition costs	465,316	157,489
Project assets — construction costs	156,824	192,171
Project assets — projects in pre-COD operation under project PPAs	66,240	—
Project assets	$692,530	$358,824
Deferred project costs - current	$556,957	$21,390
Deferred project costs - noncurrent	28,386	486,654
Deferred project costs	$585,343	$508,044
Total project assets and deferred project costs	$1,277,873	$866,868

Other assets

Other assets consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Note receivable (1)	$9,655	$9,260
Income taxes receivable	7,656	7,258
Deferred rent	21,175	21,570
Investments in unconsolidated affiliates and joint ventures (2)	17,321	5,073
Intangible assets, net (Note 6)	117,416	3,735
Other	19,830	9,556
Other assets	$193,053	$56,452

(1)
On April 8, 2009, we entered into a credit facility agreement with a solar power project entity of one of our customers for an available amount of €17.5 million to provide financing for a PV solar power system. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8% per annum payable quarterly, with the full amount due on December 31, 2026. As of December 31, 2013 and 2012, the balance on this credit facility was €7.0 million ($9.7 million and $9.3 million, respectively at the balance sheet dates).

(2)
Joint ventures or other business arrangements with strategic partners are a key part of our Long Term Strategic Plan, and we have begun initiatives in several markets using such arrangements to expedite our penetration of those markets and establish relationships with potential customers and policymakers. Some of these business arrangements have and are expected in the future to involve significant investments or other allocations of capital on our part. Investments in unconsolidated entities over which we have significant influence are accounted for under the equity method of accounting. Investments in entities in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. We made $17.9 million of cash investments in unconsolidated entities during the year ended December 31, 2013 primarily related to furthering our goal of expanding our service and product offerings and developing partnerships in new markets. The following table summarizes our equity and cost method investments as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Equity method investments	$12,148	$—
Cost method investments	5,173	5,073
Investments in unconsolidated affiliates and joint ventures	$17,321	$5,073

Accrued expenses

Accrued expenses consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Accrued compensation and benefits	$50,148	$105,677
Accrued property, plant and equipment	19,834	20,564
Accrued inventory	43,966	52,408
Accrued project assets and deferred project costs	80,528	76,133
Product warranty liability (1)	67,097	90,581
Accrued expenses in excess of normal product warranty liability and related expenses (1)	12,516	75,020
Other	45,988	134,050
Accrued expenses	$320,077	$554,433

(1) See Note 15 “Commitments and Contingencies,” for further discussion of “Product warranty liability” and “Accrued expenses in excess of normal product warranty liability and related expenses.”

Other current liabilities

Other current liabilities consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Deferred revenue	$1,193	$2,056
Derivative instruments	8,096	5,825
Deferred tax liabilities	138	2,226
Billings in excess of costs and estimated earnings	117,766	2,422
Contingent consideration (1)	37,775	—
Other (2)	132,219	21,824
Other current liabilities	$297,187	$34,353

(1) See Note 15 “Commitments and Contingencies,” for further discussion of “Contingent consideration.”

(2) Balance consists primarily of proceeds received for our Mesa facility that is classified as “Assets held for sale” on our consolidated balance sheet as of December 31, 2013. For further discussion see Note 4 “Restructuring and Asset Impairments.” Due to our continuing involvement with the Mesa facility, we deferred recognition of the sale transaction until certain risks and rewards of ownership are fully transferred to the buyer, which is expected to occur in the first quarter of 2014.

Other liabilities

Other liabilities consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Product warranty liability (1)	$130,944	$101,015
Other taxes payable	119,124	102,599
Billings in excess of costs and estimated earnings	—	47,623
Contingent consideration (1)	58,969	—
Liability in excess of normal product warranty liability and related expenses (1)	39,565	—
Other (1)	55,779	40,979
Other liabilities	$404,381	$292,216

(1) See Note 15 “Commitments and Contingencies,” for further discussion of “Product warranty liability,” “Contingent consideration,” “Energy test guarantees,” and “Liability in excess of normal product warranty liability and related expenses.”

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

Depending on the terms of the specific derivative instruments and market conditions, some of our derivative instruments may be assets and others liabilities at any particular consolidated balance sheet date. We report all of our derivative instruments at fair value and we account for changes in the fair value of derivative instruments within accumulated other comprehensive income (loss) if the derivative instruments qualify for hedge accounting. For those derivative instruments that do not qualify for hedge accounting (“economic hedges”), we record the changes in fair value directly to earnings. See Note 11 “Fair Value Measurements,” for information about the techniques we use to measure the fair value of our derivative instruments.

The following tables present the fair values of derivative instruments included in our consolidated balance sheets as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Prepaid Expenses and Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$2,357	$282	$—	$—
Cross-currency swap contract	—	—	1,934	7,739
Interest rate swap contract	—	—	334	369
Total derivatives designated as hedging instruments	$2,357	$282	$2,268	$8,108

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$5,639	$—	$5,828	$—
Total derivatives not designated as hedging instruments	$5,639	$—	$5,828	$—
Total derivative instruments	$7,996	$282	$8,096	$8,108

	December 31, 2012
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$2,121	$—	$—
Cross-currency swap contract	—	316	1,582
Interest rate swap contracts	—	473	994
Total derivatives designated as hedging instruments	$2,121	$789	$2,576

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$5,109	$5,036	$—
Total derivatives not designated as hedging instruments	$5,109	$5,036	$—
Total derivative instruments	$7,230	$5,825	$2,576

The impact of offsetting balances associated with derivative instruments designated as hedging instruments is shown below (in thousands):

	December 31, 2013
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$2,639	—	2,639	—	—	$2,639
Cross-currency swap contracts	$(9,673)	—	(9,673)	—	—	$(9,673)
Interest rate swap contracts	$(703)	—	(703)	—	—	$(703)

	December 31, 2012
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$2,121	—	2,121	—	—	$2,121
Cross-currency swap contracts	$(1,898)	—	(1,898)	—	—	$(1,898)
Interest rate swap contracts	$(1,467)	—	(1,467)	—	—	$(1,467)

The following table presents the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Foreign Exchange Forward Contracts	Interest Rate Swap Contracts	Cross Currency Swap Contract	Total
Balance at December 31, 2010	$(1,448)	$(1,219)	$—	$(2,667)
Amounts recognized in other comprehensive income (loss)	(12,086)	(2,112)	(5,042)	(19,240)
Amounts reclassified to net sales as a result of forecasted transactions being probable of not occurring	(3,954)	—	—	(3,954)
Amounts reclassified to earnings impacting:
Net sales	51,239	—	—	51,239
Foreign currency (loss) gain	—	—	(957)	(957)
Interest expense	—	760	100	860
Balance at December 31, 2011	33,751	(2,571)	(5,899)	25,281
Amounts recognized in other comprehensive income (loss)	(11,040)	(1,650)	2,680	(10,010)
Amounts reclassified to net sales as a result of forecasted transactions being probable of not occurring	(4,372)	—	—	(4,372)
Amounts reclassified to earnings impacting:
Net sales	(9,359)	—	—	(9,359)
Foreign currency (loss) gain	—	—	(5,176)	(5,176)
Interest expense	—	2,754	364	3,118
Balance at December 31, 2012	8,980	(1,467)	(8,031)	(518)
Amounts recognized in other comprehensive income (loss)	8,486	(30)	(6,666)	1,790
Amounts reclassified to net sales as a result of forecasted transactions being probable of not occurring	(13,115)	—	—	(13,115)
Amounts reclassified to earnings impacting:
Net sales	—	—	—	—
Foreign currency (loss) gain	—	—	8,426	8,426
Interest expense	—	794	451	1,245
Balance at December 31, 2013	$4,351	$(703)	$(5,820)	$(2,172)

We recorded immaterial amounts related to ineffective portions of our derivative instruments designated as cash flow hedges during the years ended December 31, 2013, 2012, and 2011 directly to other income (expense), net. In addition, we recognized unrealized losses of $2.1 million, unrealized gains of $2.0 million, and unrealized losses of $2.7 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within other income, net during the years ended December 31, 2013, 2012, and 2011, respectively.

The following table presents the amounts related to derivative instruments not designated as cash flow hedges affecting our consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	2013	2012	2011
Foreign exchange forward contracts	Foreign currency (loss) gain	$6,063	$3,185	$(1,796)
Foreign exchange forward contracts	Cost of sales	$(3,760)	$(1,284)	$(1,844)
Foreign exchange forward contracts	Net Sales	$5,324	$—	$—

Interest Rate Risk

We use cross-currency swap contracts and interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use such swap contracts for speculative or trading purposes.

On September 30, 2011, we entered into a cross-currency swap contract to hedge the floating rate foreign currency denominated loan under our Malaysian Ringgit Facility Agreement. This swap had an initial notional value of Malaysian Ringgit (“MYR”) MYR 465.0 million and entitles us to receive a three-month floating Kuala Lumpur Interbank Offered Rate (“KLIBOR”) interest rate, and requires us to pay a U.S. dollar fixed rate of 3.495%. Additionally, this swap hedges the foreign currency risk of the Malaysian Ringgit denominated principal and interest payments as we make swap payments in U.S. dollars and receive swap payments in Malaysian Ringgits at a fixed exchange rate of 3.19 MYR to USD. The notional amount of the swap is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of December 31, 2013 and 2012, the notional value of this cross-currency swap contract was MYR 387.5 million and MYR 465.0 million, respectively. This swap is a derivative instrument that qualifies for accounting as a cash flow hedge in accordance with ASC 815 and we designated it as such. We determined that this swap was highly effective as a cash flow hedge at December 31, 2013 and 2012. For the years ended December 31, 2013 and 2012, there were immaterial amounts of ineffectiveness from this cash flow hedge.

On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian Credit Facility, which became effective on September 30, 2009 with an initial notional value of €57.3 million and pursuant to which we are entitled to receive a six-month floating Euro Interbank Offered Rate (“EURIBOR”) interest rate, and are required to pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of December 31, 2013 and 2012, the notional value of this interest rate swap contract was €19.7 million and €29.1 million, respectively. This derivative instrument qualifies for accounting as a cash flow hedge in accordance with ASC 815 and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at December 31, 2013 and 2012. For the years ended December 31, 2013, 2012, and 2011, there were immaterial amounts of ineffectiveness from this cash flow hedge.

In the following 12 months, we expect to reclassify to earnings $2.3 million of net unrealized losses related to swap contracts that are included in accumulated other comprehensive income (loss) at December 31, 2013 as we realize the earnings effect of the underlying loans. The amount we ultimately record to earnings will depend on the actual interest rates and foreign exchange rate when we realize the earnings effect of the underlying loans.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of the subsidiaries of our business to have material future cash flows, including net sales and expenses that will be denominated in currencies other than a subsidiaries’ functional currency. Our primary cash flow exposures are net sales and expenses. Changes in the exchange rates between our subsidiaries’ functional currency and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled.

Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of December 31, 2013 and 2012, these foreign exchange contracts hedged our forecasted cash flows for up to 18 months and 3 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of the derivative’s unrealized gain or loss in accumulated other comprehensive income (loss) and subsequently reclassify amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges at December 31, 2013 and 2012. During the years ended December 31, 2013, 2012, and 2011, we did not discontinue any cash flow hedges because a hedging relationship was no longer highly effective.

During the year ended December 31, 2013, we purchased foreign exchange forward contracts to hedge the exchange risk on forecasted cash flows denominated in Australian dollars. As of December 31, 2013 and 2012, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

December 31, 2013

Currency	Notional Amount	USD Equivalent
Australian dollar	AUD148.9	$132.4

December 31, 2012

Currency	Notional Amount	USD Equivalent
Canadian dollar	CAD192.0	$195.1

As of December 31, 2013 and 2012, the unrealized gain on these contracts was $4.4 million and $9.0 million, respectively.

In the following 12 months, we expect to reclassify to earnings $3.9 million of net unrealized gains related to these forward contracts that are included in accumulated other comprehensive income (loss) at December 31, 2013 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rate when we realize the related forecasted transactions.

Transaction Exposure and Economic Hedging

Many subsidiaries of our business have assets and liabilities (primarily receivables, marketable securities and investments, accounts payable, debt, and solar module collection and recycling liabilities) that are denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between our subsidiaries’ functional currencies and the other currencies in which these assets and liabilities are denominated can create fluctuations in our reported consolidated statements of operations, and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to economically hedge assets and liabilities against the effects of currency exchange rate fluctuations. The gains and losses on the foreign exchange forward contracts will economically offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency denominated assets and liabilities.

We purchase foreign exchange forward contracts to economically hedge balance sheet and other exposures related to transactions with third parties. Such contracts are considered economic hedges and do not qualify for hedge accounting. We recognize gains or losses from the fluctuation in foreign exchange rates and the fair value of these derivative contracts in “Net sales,” “Cost of sales,” and “Foreign currency gain (loss)” on our consolidated statements of operations, depending on where the gain or loss from the economically hedged item is classified on our consolidated statements of operations. As of December 31, 2013 the total net unrealized loss on our economic hedge foreign exchange forward contracts was $0.2 million. As of December 31, 2012 the total net unrealized gain on our economic hedge foreign exchange forward contracts was $0.1 million. As these amounts do not qualify for hedge accounting, changes in fair value related to such derivative instruments are recorded directly to earnings. These contracts have maturities of less than three months.

As of December 31, 2013 and 2012, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

December 31, 2013
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€108.2	$149.2
Sell	Euro	€116.7	$161.0
Purchase	Australian dollar	AUD 7.3	$6.5
Sell	Australian dollar	AUD 14.6	$13.0
Purchase	Malaysian ringgit	MYR 185.1	$55.5
Sell	Malaysian ringgit	MYR 95.0	$28.5
Purchase	Canadian dollar	CAD 24.0	$22.6
Sell	Canadian dollar	CAD 40.3	$37.9
Sell	Japanese yen	JPY 775.0	$5.9

December 31, 2012
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€128.7	$170.2
Sell	Euro	€134.2	$177.5
Sell	Australian dollar	AUD 8.5	$8.8
Purchase	Malaysian ringgit	MYR 136.4	$45.0
Sell	Malaysian ringgit	MYR 36.0	$11.9
Purchase	Canadian dollar	CAD 22.4	$22.6
Sell	Canadian dollar	CAD 15.8	$16.0

11. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•
Cash equivalents. At December 31, 2013 and 2012, our cash equivalents consisted of commercial paper and money market funds. We value our commercial paper cash equivalents using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as Level 2. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities and restricted investments. At December 31, 2013 and 2012, our marketable securities consisted of commercial paper, U.S. debt, U.S. government obligations, foreign debt and foreign government obligations and our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities and restricted investments using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We also consider the effect of our counterparties’ credit standings in these fair value measurements.

•
Derivative assets and liabilities. At December 31, 2013 and 2012, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies, interest rate swap contracts involving a benchmark of interest rates, and a cross-currency swap including both. Since our derivative assets and liabilities are not traded on an exchange, we value them using industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our own credit standing and that of our counterparties in our fair value measurements of our derivative assets and liabilities, respectively.

At December 31, 2013 and 2012, the fair value measurements of our assets and liabilities that we measure on a recurring basis were as follows (in thousands):

	As of December 31, 2013
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$—	$—	$—	$—
Money market funds	2,889	2,889	—	—
Marketable securities:
Commercial paper	—	—	—	—
Foreign debt	364,046	—	364,046	—
Foreign government obligations	25,115	—	25,115	—
U.S. debt	46,439	—	46,439	—
U.S. government obligations	3,502	—	3,502	—
Restricted investments (excluding restricted cash)	279,274	—	279,274	—
Derivative assets	8,278	—	8,278	—
Total assets	$729,543	$2,889	$726,654	$—
Liabilities:
Derivative liabilities	$16,204	$—	$16,204	$—

	As of December 31, 2012
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$1,500	$—	$1,500	$—
Money market funds	10,729	10,729	—	—
Marketable securities:
Commercial paper	1,698	—	1,698	—
Foreign debt	41,414	—	41,414	—
Foreign government obligations	4,142	—	4,142	—
U.S debt	53,320	—	53,320	—
U.S. government obligations	2,004	—	2,004	—
Restricted investments (excluding restricted cash)	301,216	—	301,216	—
Derivative assets	7,230	—	7,230	—
Total assets	$423,253	$10,729	$412,524	$—
Liabilities:
Derivative liabilities	$8,401	$—	$8,401	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial instruments at December 31, 2013 and 2012 were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities	$439,102	$439,102	$102,578	$102,578
Foreign exchange forward contract assets	$8,278	$8,278	$7,230	$7,230
Restricted investments (excluding restricted cash)	$279,274	$279,274	$301,216	$301,216
Notes receivable, affiliate	$—	$—	$17,725	$17,723
Notes receivable - noncurrent	$9,655	$9,633	$9,260	$9,371
Liabilities:
Long-term debt, including current maturities	$223,323	$224,435	$562,572	$565,879
Interest rate swap contract liabilities	$703	$703	$1,467	$1,467
Cross-currency swap contract liabilities	$9,673	$9,673	$1,898	$1,898
Foreign exchange forward contract liabilities	$5,828	$5,828	$5,036	$5,036

The carrying values on our consolidated balance sheets of our cash and cash equivalents, trade accounts receivable, unbilled accounts receivable and retainage, other assets, restricted cash, accounts payable, income taxes payable, and accrued expenses approximate their fair values due to their nature and relatively short maturities; therefore, we exclude them from the foregoing table.

We estimated the fair value of our long-term debt and notes receivable using a discounted cash flows approach (an income approach) using market based observable inputs. We incorporated the credit risk of our counterparty for all asset fair value measurements and our credit risk for all liability fair value measurements. Such fair value measurements are considered Level 2 under the fair value hierarchy.

12. Percentage-of-Completion Changes in Estimates

We recognize revenue for certain systems business sales arrangements under the percentage-of-completion method. The percentage-of-completion method of revenue recognition requires us to prepare estimates of contracted revenues and costs to complete our projects. In making such estimates, management judgments are required to evaluate significant assumptions including the cost of materials and labor, expected labor productivity, the impact of potential variances in schedule completion, the amount of net contract revenues and the impact of any penalties, claims, change orders, or performance incentives. If estimated total costs on any contract are greater than the contract revenues, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of the changes in estimates related to contract revenues and costs to complete contracts are recognized in the period in which the revised estimates are identified and can be reasonably estimated. The effect of the changes in estimates on future periods is recognized as if the revised estimates had been used since entering into the sales arrangements.

Changes in estimates for systems business sales arrangements accounted for under the percentage-of-completion method occur for a variety of reasons including but not limited to (i) changes in estimates to reflect actual costs, (ii) construction plan acceleration or delays, (iii) module pricing forecast changes, and (iv) change orders from customers. Changes in estimates could have a material effect on our consolidated statements of operations. The table below outlines the impact on gross profit of the aggregate net changes in systems business contract estimates, both increases and (decreases), for the years ended December 31, 2013 and 2012 as well as the number of projects that comprise such aggregate net changes in estimates. For purposes of the below table, we only include projects that have a net impact on gross profit from changes in estimates of at least $1.0 million during a period. Also included in the table below is the net change in estimates as a percentage of the aggregate gross profit for such projects for each period.

	2013	2012
Number of projects	6	11
Increases in gross profit resulting from net changes in estimates (in thousands)	$8,465	$13,146
Net change in estimates as percentage of aggregate gross profit for associated projects	0.4%	0.6%

13. Solar Module Collection and Recycling Liability

We established a voluntary module collection and recycling program to collect and recycle modules sold and covered under such program once these modules have reached the end of their useful lives. We include a description of our module collection and recycling obligations in our customer sales contracts for modules covered under the program. For modules covered under this program, we agree to cover the costs for the collection and recycling of solar modules and the end-users agree to notify us, disassemble their solar power systems, package the solar modules for shipment, and revert ownership rights over the modules back to us at the end of the modules’ service lives.

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

During the third quarter of 2013 we completed an annual cost study of estimated future collection and recycling costs and adjusted our estimates which resulted in a reduction to our end-of-life recycling obligation. As part of the cost study we obtained a high volume of operational cost data from our latest recycling technology that provided a longer-term representation of actual costs to compare against our estimates. Based on this actual operational run data and recycling operational improvements made throughout the year, we have reduced our estimated future collection and recycling cost per module. The lower cost was then applied against our previously sold modules, resulting in a lower obligation. As a result, we reduced our module collection and recycling liability which was reflected as a decrease in costs of sales of $43.3 million and a decrease in accretion expense (in selling, general and administrative costs) of $4.5 million during the three months ended September 30, 2013.

Our module collection and recycling liabilities at December 31, 2013 and 2012, totaled $225.2 million and $212.8 million, respectively. We charged $15.1 million, $24.3 million, and $38.3 million to cost of sales for the estimated cost of our collection and recycling obligation for modules sold during the years ended December 31, 2013, 2012 and 2011, respectively. The accretion expense on our collection and recycling obligations was $4.6 million, $2.4 million, and $4.5 million during the years ended December 31, 2013, 2012, and 2011, respectively.

See also Note 8 “Restricted Cash and Investments,” for more information about our arrangements for funding of this liability.

14. Debt

Our long-term debt consisted of the following at December 31, 2013 and 2012 (in thousands):

			Balance (USD)
Loan Agreement	Maturity	Loan Denomination	2013	2012
Revolving Credit Facility (1)	July 2018 (Tranche A) October 2015 (Tranche B)	USD	$—	$270,000
Malaysian Ringgit Facility Agreement	September 2018	MYR	117,630	151,901
Malaysian Euro Facility Agreement	April 2018	EUR	49,699	58,255
Malaysian Facility Agreement	March 2016	EUR	55,637	78,657
Director of Development of the State of Ohio		USD	—	4,527
Capital lease obligations	various	various	2,041	1,955
Long-term debt principal			225,007	565,295
Less unamortized discount			(1,684)	(2,723)
Total long-term debt			223,323	562,572
Less current portion			(60,543)	(62,349)
Noncurrent portion			$162,780	$500,223

(1) Maturity dates reflect July 15, 2013 amendment to Revolving Credit Facility

We did not have any short-term debt at December 31, 2013 and 2012.

Revolving Credit Facility

Our credit agreement with several financial institutions as lenders, JP Morgan Securities LLC and Bank of America Securities LLC as joint-lead arrangers and bookrunners and JP Morgan Chase Bank, N.A. as administrative agent (“Revolving Credit Facility”) provides us with a senior secured credit facility with an aggregate available amount of $600.0 million, with the right to request an increase up to $750.0 million, subject to certain conditions. Borrowings under the Revolving Credit Facility bear interest at (i) the LIBOR (adjusted for Eurocurrency reserve requirements) plus a margin of 2.25% or (ii) a base rate as defined in the credit agreement plus a margin of 1.25%, depending on the type of borrowing requested by us. These margins are subject to adjustments depending on our consolidated leverage ratio. As of December 31, 2013 and 2012, we had zero and $270.0 million of borrowings under our Revolving Credit Facility, respectively. We had $158.6 million and $130.9 million of letters of credit using availability under our Revolving Credit Facility, leaving $441.4 million and $199.1 million of availability at December 31, 2013 and 2012, respectively.

The Revolving Credit Facility contains financial covenants including: a leverage ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. We are also subject to customary non-financial covenants. We were in compliance with these covenants as of December 31, 2013.

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

On July 15, 2013, we entered into the fourth amendment to the amended and restated revolving credit facility (the “Amendment”). The Amendment provided for, among other things, the division of the Revolving Credit Facility into Tranche A commitments in an aggregate amount equal to $450.0 million and Tranche B commitments in an aggregate amount equal to $150.0 million and the extension of the maturity date of the Tranche A loans until July 15, 2018. The maturity date of the Tranche B loans and commitment is October 15, 2015 and is unchanged. The Amendment also contained certain covenant changes.

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

Malaysian Ringgit Facility Agreement

FS Malaysia, our indirect wholly owned subsidiary, has entered into a credit facility agreement (“Malaysian Ringgit Facility Agreement”), among FSI as guarantor, CIMB Investment Bank Berhad, Maybank Investment Bank Berhad, and RHB Investment Bank Berhad as arrangers with CIMB Investment Bank Berhad also acting as facility agent and security agent, and the original lenders party thereto. The loans made to FS Malaysia are secured by, among other things, FS Malaysia’s leases over the leased lots on which our fifth and sixth manufacturing plants in Kulim, Malaysia (“Plants 5 and 6”) are located and all plant, machinery and equipment purchased by FS Malaysia with the proceeds of the facility or otherwise installed in or utilized in Plants 5 and 6, to the extent not financed, or subject to a negative pledge under a separate financing facility related to Plants 5 and 6. In addition, FS Malaysia’s obligations under the Malaysian Ringgit Facility Agreement are guaranteed, on an unsecured basis, by FSI. At December 31, 2013, buildings, machinery and equipment and land leases with net book values of $253.8 million were pledged as collateral for this loan.

The Malaysian Ringgit Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to incur indebtedness, create liens, effect asset sales, engage in reorganizations, issue guarantees, and make loans. In addition, the agreement includes financial covenants relating to net total leverage ratio, interest coverage ratio, total debt to equity ratio, debt service coverage ratio, and tangible net worth. It also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants through December 31, 2013.

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

The Malaysian Euro Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to grant liens over the equipment financed by the facilities, effect asset sales, provide guarantees, change its business, engage in mergers, consolidations and restructurings, and enter into contracts with FSI and its subsidiaries. In addition, the agreement includes the following financial covenants: maximum total debt to equity ratio, maximum total leverage ratio, minimum interest coverage ratio and minimum debt service coverage ratio. It also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants through December 31, 2013

Malaysian Facility Agreement

FS Malaysia, our indirect wholly owned subsidiary, has entered into an export financing facility agreement (“Malaysian Facility Agreement”) with a consortium of banks. FS Malaysia’s obligations related to the agreement are guaranteed, on an unsecured basis, by FSI. In connection with the Malaysian Facility Agreement, all of FS Malaysia’s obligations are secured by a first party, first legal charge over the machinery and equipment financed by the credit facilities, and any other documents, contracts and agreements related to that machinery and equipment. Also in connection with the agreement, any payment claims of FSI against FS Malaysia are subordinated to the claims of the lenders. At December 31, 2013, machinery and equipment with a net book value of $55.2 million was pledged as collateral for these loans.

The Malaysian Ringgit Facility Agreement, Malaysian Euro Facility Agreement, and Malaysian Facility Agreement (the “Malaysia Facilities”) contain negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to incur indebtedness, create liens, effect asset sales, engage in reorganizations, issue guarantees, and make loans. In addition, the Malaysia Facilities include financial covenants relating to net total leverage ratio, interest coverage ratio, total debt to equity ratio, debt service coverage ratio, and tangible net worth. The Malaysia Facilities also contain certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with each of the Malaysia Facilities as of December 31, 2013.

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

Our long-term debt borrowing rates as of December 31, 2013 were as follows:

Loan Agreement	Borrowing Rate at December 31, 2013
Revolving Credit Facility	2.43%
Malaysian Ringgit Facility Agreement	KLIBOR plus 2.00% (2)
Malaysian Euro Facility Agreement	EURIBOR plus 1.00%
Malaysian Facility Agreement (1)	Fixed rate facility at 4.54%
Floating rate facility at EURIBOR plus 0.55% (2)
Capital lease obligations	Various

(1)	Outstanding balance split equally between fixed and floating rates.

(2)	Interest rate hedges have been entered into relating to these variable rates. See Note 10 “Derivative Financial Instruments.”

Future Principal Payments

At December 31, 2013, the future principal payments on our long-term debt, excluding payments related to capital leases, were due as follows (in thousands):

2014	$60,939
2015	57,376
2016	40,998
2017	34,559
2018	29,094
Total long-term debt future principal payments	$222,966

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

Loan Guarantees

At December 31, 2013 and 2012, our only loan guarantees were guarantees of our own long-term debt, as disclosed in Note 14 “Debt.”

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit, surety bonds, and bank guarantees to provide financial and performance assurance to third parties. Our Revolving Credit Facility provides us the capacity to issue up to $600.0 million in letters of credit, subject to certain limits depending on the currencies of the letters of credit, at a fee equal to the applicable margin for Eurocurrency revolving loans and a fronting fee. As of December 31, 2013, we had $158.6 million in letters of credit issued under the Revolving Credit Facility with a remaining availability of $441.4 million, all of which can be used for the issuance of letters of credit. The substantial majority of these letters of credit were supporting our systems segment projects. As of December 31, 2013, we had $0.3 million in bank guarantees and letters of credit issued outside of our Revolving Credit Facility, some of which were posted by certain of our foreign subsidiaries and $123.2 million in surety bonds outstanding primarily for our systems segment projects.

Lease Commitments

We lease our corporate headquarters in Tempe, Arizona and administrative, research and development, business and marketing development, customer support, and government affairs offices throughout the United States and the rest of the world under non-cancelable operating leases. These leases may require us to pay property taxes, common area maintenance, and certain other costs in addition to base rent. We also lease certain machinery and equipment under operating and capital leases. Future minimum payments under all of our non-cancelable leases are as follows as of December 31, 2013 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total minimum lease payments	Less amounts representing interest	Present value of minimum lease payments	Less current portion capital leases	Noncurrent portion capital leases
Gross operating lease obligations	$12,225	$11,610	$11,231	$11,135	$8,352	$6,930	$61,483
Sublease income	(1,552)	(1,449)	(1,449)	(1,449)	(906)	—	(6,805)
Net operating lease obligations	10,673	10,161	9,782	9,686	7,446	6,930	54,678
Capital leases	574	569	569	519	129	173	2,533	(492)	2,041	(362)	1,679
Total	$11,247	$10,730	$10,351	$10,205	$7,575	$7,103	$57,211

Our rent expense was $14.4 million, $19.2 million, and $16.1 million in each of the years ended December 31, 2013, 2012, and 2011, respectively.

Purchase Commitments

We purchase raw materials for inventory, construction, services, and manufacturing equipment from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure an adequate supply, we enter into agreements with suppliers that either allow us to procure goods and services when we choose or that establish purchase requirements. In certain instances, the agreements with purchase requirements allow us the option to cancel, reschedule, or adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our purchase commitments are firm, non-cancelable and unconditional. At December 31, 2013, our obligations under firm, non-cancelable, and unconditional agreements were $375.6 million, of which, $23.3 million was for commitments related to capital purchases. $236.7 million of our purchase obligations are due in 2014.

Product Warranties

When we recognize revenue for module or systems project sales, we accrue a liability for the estimated future costs of meeting our limited warranty obligations for both modules and the balance of the systems. We make and revise this estimate based primarily on the number of our solar modules under warranty installed at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our internal testing of and the expected future performance of our solar modules and BoS components, and our estimated replacement cost.

From time to time, we have taken remediation actions in respect of affected modules beyond our limited warranty, and we may elect to do so in the future, in which case we would incur additional expenses. Such potential voluntary future remediation actions beyond our limited warranty obligation may be material to our consolidated statements of operations if we commit to any such remediation actions.

Product warranty activities during the years ended December 31, 2013, 2012, and 2011 were as follows (in thousands):

	2013	2012	2011
Product warranty liability, beginning of period	$191,596	$157,742	$27,894
Accruals for new warranties issued	35,985	40,863	22,411
Settlements	(33,499)	(60,644)	(24,425)
Change in estimate of product warranty liability (1)	3,959	53,635	131,862
Product warranty liability, end of period	$198,041	$191,596	$157,742
Current portion of warranty liability	$67,097	$90,581	$78,637
Noncurrent portion of warranty liability	$130,944	$101,015	$79,105

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

At December 31, 2013, our accrued liability for product warranty was $198.0 million. We have historically estimated our product warranty liability for power output and defects in materials and workmanship under normal use and service conditions to have an estimated warranty return rate of approximately 3% of modules covered under warranty. A 1% change in estimated warranty return rate would change our estimated warranty liability by approximately $55 million.

Accrued Expenses in Excess of Product Warranty

During the period from June 2008 to June 2009, a manufacturing excursion occurred whereby certain modules manufactured during that time period may experience premature power loss once installed in the field. We initiated a voluntary remediation program beyond our standard limited warranty pursuant to which we made commitments to customers with systems containing modules manufactured during the relevant period that we would cover certain costs of remediation efforts. These remediation efforts included module removal, replacement and logistical services and additional compensation payments to customers under certain circumstances. As of each fiscal period in question, we have estimated our voluntary remediation program accrual based on evaluation and consideration of the then-currently available information, including the estimated number of affected modules in the field, historical experience related to our voluntary remediation efforts, customer-provided data related to potentially affected systems and the estimated costs of performing the logistical services covered under our remediation program.

We have expensed $271.2 million through December 31, 2012 for the estimated costs of remediating systems affected by modules manufactured during the relevant period, including $178.5 million for remediation expenses beyond our limited warranty obligations (included in Sales, General and Administrative) and $92.7 million in product warranty expense (included in Cost of Sales) reflecting the net increase in the expected number of replacement modules required in connection with our remediation efforts. In 2013, we recorded no additional expenses associated with our voluntary remediation program.

As part of our overall remediation strategy, we have reached commercial settlements with impacted customers mostly during 2012 and 2013 and we expect to reach additional commercial settlements in the future. Such commercial settlements typically include us making a cash payment to a customer in lieu of actually remediating the customer’s affected sites and in exchange the customer agrees that no further claims against us related to the manufacturing excursion can be made. The commercial settlements are beneficial to our customers as they benefit from a timely and fair settlement of their claims and we are able to eliminate the risk of uncertainty related to the ultimate cost of actual remediation efforts associated with identifying and replacing individual modules.

As of December 31, 2013, accrued expenses in excess of normal product warranty liability were $52.1 million, of which, $12.5 million was classified as current and $39.6 million was classified as nonconcurrent and included in “Accrued expenses” and “Other liabilities”, respectively, in accompanying consolidated balance sheets. These liabilities are primarily included as a component of long-term “Other liabilities” because we generally do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. As of December 31, 2012, accrued expenses in excess of normal product warranty liability were $75.0 million and classified as current in accrued expenses.

As of December 31, 2013 and 2012, $42.7 million and $59.2 million of accrued expenses in excess of normal product warranty liability related to the manufacturing excursion during the period between June 2008 and June 2009, whereby certain modules manufactured during that time period may experience premature power loss once installed in the field. The accrued expenses consist primarily of estimated compensation payments to customers, under certain circumstances, for power lost prior to remediation of the customer’s system under our remediation program, and to lesser extent, remediation efforts related to module removal, replacement and logistical services committed to by us beyond the normal product warranty.

As of December 31, 2013 and 2012, $9.4 million and $15.8 million of accrued expenses in excess of normal product warranty liability and related expenses include commitments to certain customers related to a workmanship issue potentially affecting a limited number of solar modules manufactured between October 2008 to June 2009. A limited number of the modules manufactured during that time utilized a new material and process to attach the cord plate (junction box) to the module which may not adhere securely over time. We know the serial numbers of the affected modules and have proactively contacted the system owners to repair or replace the potentially impaired modules currently in service in a manner consistent with our normal workmanship warranty. For roof-mounted systems, we will also remove and replace the affected modules at no cost to the system owner, which remediation is in excess of our limited workmanship warranty obligation.

Our best estimate for such remediation programs is based on evaluation and consideration of currently available information, including the estimated number of potentially affected modules in the field, historical experience related to our remediation efforts, customer provided data related to potentially affected systems, the estimated costs of performing the removal, replacement and logistical services and the post-sale expenses covered under our remediation program. If any of our estimates prove incorrect, we could be required to accrue additional expenses.

Energy Test Guarantees

As part of our systems business, we conduct performance testing of the solar power plant prior to substantial completion to confirm the power plant meets operational and capacity expectations noted in the EPC agreement. In addition, we may provide an energy generation performance test during the first year of the solar power plant’s operation. Such a test is designed to demonstrate that the actual energy generation for the first year meets or exceeds the modeled energy expectation, after certain adjustments and exclusions. If there is an underperformance event, determined at the end of the first year after substantial completion, we may incur liquidated damages as a percentage of the EPC contract price. In some instances, a bonus payment may be received at the end of the first year if the power plant performs above a certain level. In limited cases, a similar energy generation test is offered as part of our operations and maintenance service, up to a maximum of five years. In such a case, liquidated damages are incurred at the lost energy price noted in the PPA. As of December 31, 2013 and 2012, we recognized $11.5 million and zero, respectively, of estimated obligations under such arrangements, classified as other liabilities in our consolidated balance sheets.

Systems Project Sale Rescission

From time to time under the sales arrangements for a limited number of our solar power projects, we may be required to rescind the sale of such projects if certain events occur, such as not achieving commercial operation of the project within a certain timeframe. As of December 31, 2013 one of our sold projects was subject to such a conditional rescission clause.

For any sales agreements that have such conditional rescission clauses we will not recognize revenue on such sales agreements until the conditional rescission clauses are of no further force or effect and all other necessary revenue recognition criteria have been met.

Contingent Consideration

In connection with the TetraSun and Solar Chile acquisitions, we agreed to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted project and module shipment volume milestones. We have recognized $16.5 million and $11.7 million of current and long-term liabilities, respectively, for these contingent obligations based on their estimated fair value as of December 31, 2013.

As we continue to execute on our Long Term Strategic Plan, we continually seek to make additions to our advance stage project pipeline. We are actively developing our early to mid-stage project pipeline in order to secure PPAs and we are also pursuing opportunities to acquire advance-stage projects, which already have PPAs in place. In connection with these project acquisitions we agreed to pay additional amounts to project sellers upon achievement of project related milestones such as obtaining permits, reaching certain construction stages and project completion. We recognize an estimated project acquisition contingent liability when we determine that such liability is both probable and reasonably estimable and the carrying amount of the related project asset is correspondingly increased. As of December 31, 2013, we have recorded $21.3 million and $47.3 million of current and long-term liabilities, respectively, for such contingent obligations. Any future differences between the acquisition-date contingent obligation estimate and the ultimate settlement of the obligations will be recognized primarily as an adjustment to project assets as contingent payments are considered direct and incremental to the underlying value of the related projects.

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

SEC Matter

On September 23, 2011, the Company informed the staff of the Securities and Exchange Commission (the “SEC”) that the Company was commencing an internal investigation regarding a possible violation of Regulation FD. The possible violation arose in connection with disclosures on September 21, 2011, relating to the failure of the Topaz Solar Farm project to meet the statutory deadline to receive a federal loan guarantee from the US Department of Energy. This internal investigation was conducted on behalf of the Company’s board of directors by independent outside counsel. Following completion of the internal investigation, the Company appointed a new Vice President of Investor Relations. The SEC, pursuant to an order dated November 17, 2011, commenced an investigation into the matter, and the Company cooperated with the SEC during the course of its investigation. On September 3, 2013, the SEC informed the Company that the SEC has concluded its investigation and that the SEC will not be taking any action against the Company.

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

On July 23, 2012, the Arizona District Court issued an order appointing as lead plaintiffs in the class action the Mineworkers’ Pension Scheme and British Coal Staff Superannuation Scheme (collectively “Pension Schemes”). The Pension Schemes filed an amended complaint on August 17, 2012, which contains similar allegations and seeks similar relief as the original complaint. Defendants filed a motion to dismiss on September 14, 2012. On December 17, 2012, the court denied Defendants’ motion to dismiss. On February 26, 2013, the court directed the parties to begin class certification discovery, and ordered a further scheduling conference to set the merit discovery schedule after the issue of class certification has been decided. On June 21, 2013, the Pension Schemes filed a motion for class certification. On October 8, 2013, the Arizona District Court granted the Pension Schemes’ motion for class certification.

The securities class action is still in the early stages and merits discovery has only begun. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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

On July 16, 2013, a derivative complaint was filed in the Superior Court of Arizona, Maricopa County, titled Bargar et al. v. Ahearn et al., Case No. CV2013-009938, by a putative shareholder against certain current and former directors and officers of the Company. The complaint contains similar allegations to the Delaware and Arizona derivative cases, and includes claims for, among other things, breach of fiduciary duties, insider trading, unjust enrichment, and waste of corporate assets. By court order on October 3, 2013, the Superior Court of Arizona, Maricopa County granted the parties’ stipulation to defer defendants’ response to the complaint pending resolution of the Smilovits class action or expiration of the stay issued in the consolidated derivative actions in the Arizona District Court. On November 5, 2013, the matter was placed on the court’s inactive calendar.

The Company believes that plaintiffs in the derivative actions lack standing to pursue litigation on behalf of First Solar. The derivative actions are still in the initial stages and there has been no discovery. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

16. Stockholders’ Equity

Preferred Stock

We have authorized 30,000,000 shares of undesignated preferred stock, $0.001 par value, none of which was issued and outstanding at December 31, 2013. Our board of directors is authorized to determine the rights, preferences, and restrictions on any series of preferred stock that we may issue.

Common Stock

We have authorized 500,000,000 shares of common stock, $0.001 par value, of which 99,506,941 shares were issued and outstanding at December 31, 2013. Each share of common stock has the right to one vote. We have not declared or paid any dividends through December 31, 2013.

During June 2013, we completed an equity offering of 9,747,000 shares of our common stock at a public offering price of $46.00 per share. Net proceeds from the equity offering were $428.2 million, after deducting $17.9 million of underwriting discounts and offering expenses of $2.2 million. We intend to use the proceeds for general corporate purposes, which may include acquisitions of under development PV solar power system projects, investments in PV solar power system projects that will be jointly developed with strategic partners and capital expenditures or strategic investments to develop certain business units and expand in new geographies.

17. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as share-based compensation expense over the required or estimated service period for awards expected to vest. The share-based compensation expense that we recognized in our consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011 was as follows (in thousands):

	2013	2012	2011
Share-based compensation expense included in:
Cost of sales	$17,610	$22,842	$34,986
Research and development	5,760	7,149	14,984
Selling, general and administrative	31,426	5,315	60,852
Production start-up	283	794	3,266
Restructuring and asset impairments	—	871	340
Total share-based compensation expense	$55,079	$36,971	$114,428

The following table presents our share-based compensation expense by type of award for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Stock options	$—	$273	$887
Restricted stock and performance units	51,927	36,283	114,959
Unrestricted stock	1,253	845	866
Stock purchase plan	998	761	119
Net amount released from/(absorbed into) inventory	901	(1,191)	(2,403)
Total share-based compensation expense	$55,079	$36,971	$114,428

Share-based compensation expense capitalized in our inventory was $3.6 million, $4.5 million, and $3.3 million at December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, we had no unrecognized share-based compensation cost related to unvested stock option awards, and $70.6 million of unrecognized share-based compensation cost related to unvested restricted and performance stock units including our stock purchase plan, which we expect to recognize as an expense over a weighted-average period of approximately 1.8 years.

The share-based compensation expense that we recognize in our results of operations is based on the number of awards expected to ultimately vest; therefore, amounts used to determine share-based compensation expense have been reduced for estimated forfeitures. We estimate the number of awards that we expect to vest at the time the awards are granted and revise those estimates, if necessary, in subsequent periods. We estimate the number of awards that we expect to vest based on our historical experience with forfeitures, giving consideration to whether future forfeiture behavior might be expected to differ from past behavior. We recognize compensation cost for awards with graded vesting schedules on a straight-line basis over the requisite service periods for each separately vesting portion of the awards as if each award was in substance multiple awards.

Our forfeiture rate assumptions, including estimates as to which share-based awards will ultimately vest, require judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period of change and could be materially different from share-based compensation expense recorded in prior periods. Additionally, when an associate’s employment is terminated, all previously unvested awards granted to such associate are forfeited, which results in a benefit to share-based compensation expense in the period of such associate’s termination equal to the cumulative expense recorded through the termination date for such forfeited unvested awards.

We increased our estimated forfeiture rate during 2013 and 2012, which was recorded as a cumulative adjustment and resulted in a decrease to share-based compensation expense. The estimated forfeiture rate used to record compensation expense is based on historical forfeitures and is adjusted periodically based on actual results. At December 31, 2013 and 2012, our forfeiture rates were 9.5% and 9.0% , respectively. The increased forfeiture rate in 2012 was primarily due to the restructuring activities discussed in Note 4 “Restructuring and Asset Impairments,” which caused us to experience an increase in actual forfeitures during 2012 compared to historical experience prior to such restructuring activities.

During the years ended December 31, 2013, 2012, and 2011, we recognized an income tax benefit in our statement of operations of $19.4 million, $12.3 million, and $35.3 million, respectively, for share-based compensation costs incurred during those years.

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

The 2010 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, performance units, cash incentive awards, and other stock-based awards, dividends and dividend equivalents, and performance compensation awards. The maximum number of new shares of our common stock that may be delivered by awards granted under the 2010 Plan is 6,000,000, plus any shares that remain or otherwise become available under the terms of the 2006 Plan, of which, the maximum number that may be delivered by incentive stock options is 6,000,000. Also, the shares underlying forfeited, expired, terminated, or canceled awards, or shares surrendered as payment for taxes required to be withheld become available for new award grants. We may not grant awards under the 2010 Plan after 2020, which is the tenth anniversary of the 2010 Plan’s approval by our stockholders. At December 31, 2013, 3,103,762 shares were available for grant under the 2010 Plan.

Stock Options

Following is a summary of our stock options as of December 31, 2013 and changes during the year then ended:

		Weighted Average
	Number of Shares Under Option	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	110,459	$90.85
Options granted	—	$—
Options exercised	(59,234)	$17.79
Options forfeited or expired	(51,225)	$175.33
Options outstanding at December 31, 2013	0	$—	0.0	$—
Options vested and exercisable at December 31, 2013	0	$—	0.0	$—

Stock options granted under the 2003 Plan and 2006 Plan have various vesting provisions and have all vested as of December 2012. The total fair value of stock options vesting during the years ended December 31, 2013, 2012, and 2011 were zero, zero, and $3.7 million, respectively. During the years ended December 31, 2013, 2012, and 2011, we received net cash proceeds of $1.1 million, $0.2 million, and $8.3 million, respectively, from the exercise of employee stock options. The total intrinsic value of employee stock options exercised was $1.8 million, $0.7 million, and $24.3 million during the years ended December 31, 2013, 2012, and 2011, respectively.

We estimated the fair value of each stock option awarded on its grant date using the Black-Scholes-Merton closed-form option valuation formula.

During the years ended December 31, 2013, 2012, and 2011, we did not grant any stock options.

Restricted Stock Units and Performance Based Restricted Stock Units

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

Some of our restricted stock units below are characterized as performance based restricted stock units. Our board of directors approved and adopted the Key Senior Talent Equity Performance Program, (“KSTEPP”), a performance unit program under the 2010 Omnibus Plan applicable to our senior executives. The KSTEPP rewards achievement of certain performance objectives aligned to the success of our Long Term Strategic Plan. The performance objectives for the rolling annual measurement periods include KSTEPP adjusted operating income, sales of modules in sustainable markets and cash adjusted return on invested capital. Attainment of the full-vesting goals included in the KSTEPP is estimated to take several years and the earliest any KSTEPP award can vest, other than in the event of a change in control, as defined, is December 31, 2014.

Following is a summary of our restricted stock and performance units as of December 31, 2013 and changes during the year then ended:

	Number of Shares	Weighted Average Grant-Date Fair Value
Restricted stock units nonvested at December 31, 2012	5,735,208	$40.77
Restricted stock units granted	1,453,403	$29.56
Restricted stock units vested	(1,064,594)	$67.51
Restricted stock units forfeited	(845,791)	$41.31
Restricted stock units nonvested at December 31, 2013	5,278,226	$32.21

For the years ended December 31, 2012 and 2011, the weighted average grant-date fair value for restricted stock units granted in such years was $28.97 and $140.43, respectively. We estimate the fair value of our restricted stock unit awards based on our stock price on the grant date.

Stock Awards

During the years ended December 31, 2013, 2012, and 2011, we awarded 31,891, 37,993, and 12,266, respectively, of fully vested, unrestricted shares of our common stock to the independent members of our board of directors. We recognized $1.3 million, $0.8 million, and $0.9 million of share-based compensation expense for these awards during the years ended December 31, 2013, 2012, and 2011, respectively.

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

18. Benefit Plans

We offer a 401(k) retirement savings plan into which all of our U.S. associates (our term for employees) can voluntarily contribute a portion of their annual salaries and wages, subject to legally prescribed dollar limits. Our contributions to our associates’ plan accounts are made at the discretion of our board of directors and are based on a percentage of the participating associates’ contributions. Associate contributions are matched dollar-for-dollar up to the first 4%. Our contributions to the plan were $6.7 million, $7.0 million, and $6.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. None of these benefit plans offered participants an option to invest in our common stock.

We also offer certain retirement savings plans to certain non-U.S. associates. These plans are managed in accordance with applicable local statutes and practices and are defined contribution plans. Our contributions to these plans were $0.9 million, $1.3 million, and $1.4 million during the years ended December 31, 2013, 2012, and 2011, respectively.

19. Income Taxes

The components of our income tax expense (benefit) for the years ended December 31, 2013, 2012, and 2011 were as follows (in thousands):

	2013	2012	2011
Current expense:
Federal	$44,444	$37,882	$112,895
State	825	(1,085)	5,345
Foreign	788	6,799	23,045
Total current expense	46,057	43,596	141,285
Deferred expense (benefit):
Federal	(12,022)	7,374	(140,435)
State	2,229	(2,965)	(7,846)
Foreign	(11,085)	8,529	(7,224)
Total deferred expense (benefit)	(20,878)	12,938	(155,505)
Total income tax expense (benefit)	$25,179	$56,534	$(14,220)

The current tax expense listed above does not reflect income tax benefits of $21.0 million, $4.4 million, and $103.9 million for the years ended December 31, 2013, 2012, and 2011, respectively, related to excess tax deductions on share-based compensation because we recorded these benefits directly to additional paid-in capital.

The U.S. and non-U.S. components of our income (loss) before income taxes for the years ended December 31, 2013, 2012, and 2011 were as follows (in thousands):

	2013	2012	2011
U.S. income (loss)	$75,747	$96,766	$(366,903)
Non-U.S. income (loss)	302,470	(136,570)	313,190
Income (loss) before income taxes	$378,217	$(39,804)	$(53,713)

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

Our effective tax rates were 6.7% and (142.0)% for the years ended December 31, 2013 and 2012, respectively. Income tax expense (benefit) decreased by $31.4 million during 2013 compared with 2012. The decrease in income tax expense in 2013 compared with 2012 is primarily attributable to a reduction in valuation allowance recorded year over year, offset by an increase in pre-tax book income

Our effective tax rates were (142.0)% and 26.5% for the years ended December 31, 2012 and 2011, respectively. Income tax expense (benefit) increased by $70.8 million during 2012 compared to 2011. The increase in income tax expense in 2012 compared to 2011 is primarily attributable to the establishment of valuation allowances against previously established deferred tax assets in certain foreign jurisdictions, operating losses generated in jurisdictions for which no tax benefit is recorded, and a greater percentage of profits earned in higher tax jurisdictions.

Our income tax results differed from the amount computed by applying the U.S. statutory federal income tax rate of 35% to our income (loss) before income taxes for the following reasons for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013		2012		2011
	Tax	Percent	Tax	Percent	Tax	Percent
Statutory income tax (benefit) expense	$132,427	35.0%	$(13,931)	35.0%	$(18,799)	35.0%
Economic development funding benefit	—	—%	—	—%	(5,762)	10.7%
Non-deductible expenses	707	0.2%	1,364	(3.4)%	5,352	(10.0)%
State tax, net of federal benefit	1,568	0.4%	(2,739)	6.9%	(356)	0.7%
Effect of tax holiday	(80,076)	(21.2)%	(78,313)	196.7%	(63,895)	119.0%
Foreign tax rate differential	(24,673)	(6.5)%	8,422	(21.2)%	(24,425)	45.5%
Tax credits	(13,267)	(3.5)%	(4,428)	11.1%	(2,408)	4.5%
Repatriation	—	—%	—	—%	5,440	(10.1)%
Non-deductible goodwill	—	—%	—	—%	87,995	(163.8)%
Other	2,447	0.7%	(783)	2.1%	(548)	0.9%
Impact of changes in valuation allowance	6,046	1.6%	146,942	(369.2)%	3,186	(5.9)%
Reported income tax expense (benefit)	$25,179	6.7%	$56,534	(142.0)%	$(14,220)	26.5%

For the year ended December 31, 2013, the tax expense from the foreign tax rate differential primarily relates to our income generated in Germany and Malaysia calculated at statutory tax rates of 29.6% and 25.0%, respectively, compared to the U.S. statutory tax rate of 35.0%. For the year ended December 31, 2012, the tax benefit from the foreign tax rate differential primarily relates to our income generated in Germany and Malaysia calculated at the statutory tax rates of 29.3% and 25.0%, respectively, compared to the U.S. statutory tax rate of 35.0%. For the year ended December 31, 2011, the tax benefit from the foreign tax rate differential primarily relates to our income generated in Germany and Malaysia calculated at statutory tax rates of 28.5% and 25.0%, respectively, compared to the U.S. statutory tax rate of 35.0%.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities calculated for U.S. GAAP financial reporting purposes and the amounts calculated for preparing our income tax returns in accordance with tax regulations and of the net tax effects of operating loss and tax credit carryforwards. The items that gave rise to our deferred taxes for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Deferred tax assets:
Goodwill	$46,465	$68,277
Economic development funding	1,364	1,336
Compensation	32,200	38,198
Accrued expenses	38,127	36,089
Tax credits	169,977	162,874
Net operating losses	131,932	112,975
Inventory	8,290	5,548
Deferred expenses	21,364	18,035
Property, plant and equipment	40,988	62,640
Long term contracts	44,747	19,733
Other	189	4,103
Deferred tax assets, gross	535,643	529,808
Valuation allowance	(160,965)	(154,919)
Deferred tax assets, net of valuation allowance	374,678	374,889
Deferred tax liabilities:
Capitalized interest	(3,356)	(1,673)
Acquisition accounting / basis difference	(13,124)	(15,150)
Investment in foreign subsidiaries	(3,978)	(6,386)
Other	(4,222)	(8,843)
Deferred tax liabilities	(24,680)	(32,052)
Net deferred tax assets and liabilities	$349,998	$342,837

Changes in our valuation allowance against our deferred tax assets were as follows during the years ended December 31, 2013 and December 31, 2012 (in thousands):

	2013	2012	2011
Valuation allowance, beginning of year	$154,919	$7,977	$4,791
Additions	15,059	146,942	3,473
Reversals	(9,013)	—	(287)
Valuation allowance, end of year	$160,965	$154,919	$7,977

We maintained a valuation allowance of $161.0 million and $154.9 million as of December 31, 2013 and 2012, respectively, against certain of our deferred tax assets, as it is more likely than not that such amounts will not be fully realized. In 2012, we concluded that as a result of our restructuring activities it was not more-likely-than-not that $12.3 million of previously established non-U.S. net deferred tax assets related to our European operations would be realized during future periods. The recording of valuation allowances was based upon management’s assessment of the available evidence at March 31, 2012 and was primarily based upon the planned closure of most European operations due to reduced expected future market demand and the lack of legislative support for utility-scale solar projects in Europe. In addition, no tax benefits are being recognized in relation to 2012 for any operating losses from European operations in 2012 discussed above, in addition to operating losses from Vietnam operations.

We have not provided for $848.3 million of deferred income taxes on $2.1 billion of undistributed earnings from non-U.S. subsidiaries because such amounts are indefinitely invested outside the United States as of December 31, 2013. These taxes would be required to be recognized when and if we determine that these amounts are not indefinitely reinvested outside the U.S.

At December 31, 2013, we had federal and aggregate state net operating loss carryforwards of $181.0 million and $47.0 million, respectively. At December 31, 2012, we had federal and aggregate state net operating loss carryforwards of $273.9 million and $83.0 million, respectively. If not used, the federal net operating loss will expire beginning in 2027 and the state net operating loss will begin to expire in 2013. The utilization of a portion of our net operating loss carryforwards is subject to an annual limitation under Section 382 of the Internal Revenue Code due to a change of ownership. However, we do not believe such annual limitation will impact our realization of the net operating loss carryforwards. Our deferred tax assets at December 31, 2013 do not include $43.0 million of excess tax deductions from employee stock option exercises and vested restricted stock units that comprise our net operating loss carryforwards. Our stockholders’ equity will be increased by up to $43.0 million if and when we ultimately realize these excess tax benefits.

At December 31, 2013 we had federal and state research and development credit carryforwards of $26.4 million and U.S. foreign tax credit carryforwards of $127.3 million available to reduce future federal and state income tax liabilities. If not used, the research and development credits and U.S. foreign tax credits will begin to expire in 2027 through 2032 and 2017 through 2022, respectively.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the years ended December 31, 2013, 2012, and 2011 is as follows (in thousands):

	2013	2012	2011
Unrecognized tax benefits, beginning of year	$141,513	$82,911	$67,905
Increases related to prior year tax positions	5,547	23,616	14
Decreases related to prior year tax positions	(14,092)	—	—
Increases related to current tax positions	13,921	34,986	14,992
Unrecognized tax benefits, end of year	$146,889	$141,513	$82,911

An amount of $137.8 million of unrecognized tax benefits, if recognized, would reduce our annual effective tax rate. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of uncertain tax positions may result in liabilities that could be materially different from these estimates. In such an event, we will record additional tax expense or tax benefit in the period in which such resolution occurs. Our policy is to recognize any interest and penalties that we might incur related to our tax positions as a component of income tax expense. We did not accrue any penalties related to these unrecognized tax benefits during 2013, 2012, or 2011. We accrued interest related to these unrecognized tax benefits of $0.6 million only in 2013 and did not accrue any interest in 2012 or 2011. It is reasonably possible that approximately $30.0 million of unrecognized tax benefits will be recognized within the next twelve months.

The Internal Revenue Service (“the IRS”) is currently examining the year ended December 31, 2011. In addition, the Company is subject to audit by state, local, and foreign tax authorities. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed by the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which we operate:

Tax Years
Germany	2007 - 2013
Malaysia	2007 - 2013
United States	2008 - 2013

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

20. Net Income (Loss) per Share

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

The calculation of basic and diluted net income (loss) per share for the years ended December 31, 2013, 2012, and 2011 was as follows (in thousands, except per share amounts):

	2013	2012	2011
Basic net income (loss) per share
Numerator:
Net income (loss)	$353,038	$(96,338)	$(39,493)
Denominator:
Weighted-average common stock outstanding	93,697	86,860	86,067
Diluted net income (loss) per share
Denominator:
Weighted-average common stock outstanding	93,697	86,860	86,067
Effect of stock options, restricted and performance stock units outstanding, and stock purchase plan	1,771	—	0
Weighted-average shares used in computing diluted net (loss) income per share	95,468	86,860	86,067

	2013	2012	2011
Per share information - basic:
Net income (loss) per share	$3.77	$(1.11)	$(0.46)

Per share information - diluted:
Net income (loss) per share	$3.70	$(1.11)	$(0.46)

The following number of outstanding employee stock options, restricted and performance stock units, and stock purchase plan shares were excluded from the computation of diluted net income (loss) per share for the years ended December 31, 2013, 2012, and 2011 as they would have had an anti-dilutive effect (in thousands):

	2013	2012	2011
Anti-dilutive shares	86	1,497	630

21. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss), which includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, the impact of which, has been excluded from net income (loss) and reflected as components of stockholders’ equity, was as follows for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Net income (loss)	$353,038	$(96,338)	$(39,493)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,295	9,896	(18,034)
Unrealized (loss) gain on marketable securities and restricted investments for the period (net of tax of $3,334, $(1,835), and $(4,447), respectively)	(39,685)	26,829	22,356
Less: reclassification for (gains) included in net income (loss) (net of tax of $0, $0, and $866, respectively)	—	(16)	(3,696)
Unrealized (loss) gain on marketable securities and restricted investments	(39,685)	26,813	18,660
Unrealized (loss) on derivative instruments for the period (net of tax of $(2,387), $2,533, and $(6,357), respectively)	(596)	(7,478)	(25,597)
Less: reclassification for (gains) losses included in net income (loss) (net of tax of $3,475, $1,774, and $(11), respectively)	31	(14,015)	47,177
Unrealized (loss) gain on derivative instruments	(565)	(21,493)	21,580
Other comprehensive (loss) income, net of tax	(35,955)	15,216	22,206
Comprehensive income (loss)	$317,083	$(81,122)	$(17,287)

Components and details of accumulated other comprehensive income (loss) at December 31, 2013 and 2012 were as follows (in thousands):

Components of Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2012	$(38,485)	$51,243	$(2,579)	$10,179
Other comprehensive income (loss) before reclassifications	4,295	(39,685)	(596)	(35,986)
Amounts reclassified from accumulated other comprehensive income	—	—	31	31
Net other comprehensive income (loss)	4,295	(39,685)	(565)	(35,955)
Balance as of December 31, 2013	$(34,190)	$11,558	$(3,144)	$(25,776)

Components of Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2011	$(48,381)	$24,431	$18,913	$(5,037)
Other comprehensive income (loss)before reclassifications	9,896	26,828	(7,477)	29,247
Amounts reclassified from accumulated other comprehensive income	—	(16)	(14,015)	(14,031)
Net other comprehensive income (loss)	9,896	26,812	(21,492)	15,216
Balance as of December 31, 2012	$(38,485)	$51,243	$(2,579)	$10,179

Details of Accumulated Other Comprehensive Income (Loss)	Amount Reclassified		Income Statement Line Item
	December 31,
	2013	2012
Gains and (losses) on marketable securities and restricted investments
	$—	$16	Other income (expense), net
	—	—	Tax expense
	$—	$16	Total net of tax
Gains and (losses) on derivative contracts
Foreign Exchange Forward Contracts	$13,115	$13,731	Net sales
Interest Rate and Cross Currency Swap Contracts	(1,245)	(3,118)	Interest expense
Cross Currency Swap Contracts	(8,426)	5,176	Foreign currency gain (loss)
	3,444	15,789	Total before tax
	3,475	1,774	Tax expense
	$(31)	$14,015	Total net of tax

22. Statement of Cash Flows

The following table presents a reconciliation of net income (loss) to net cash provided by (used in) operating activities for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Net income (loss)	$353,038	$(96,338)	$(39,493)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	234,370	262,716	235,231
Impairment and net loss on disposal of long-lived assets	97,132	356,522	57,414
Impairment of project assets	—	3,253	7,933
Impairment of goodwill	—	—	393,365
Share-based compensation	55,079	36,971	114,428
Remeasurement of monetary assets and liabilities	(15,109)	8,509	(4,701)
Deferred income tax (benefit) expense	(20,878)	14,588	(155,505)
Excess tax benefit from share-based compensation arrangements	(35,076)	(27,373)	(110,836)
Provision for doubtful accounts receivable	2,106	4,471	10,761
Gain on sales of marketable securities and restricted investments, net	—	(16)	(4,581)
Other operating activities	(1,073)	(4,762)	(719)
Changes in operating assets and liabilities:
Accounts receivable, trade, unbilled and retainage	564,964	(388,039)	(529,809)
Prepaid expenses and other current assets	109,126	(28,854)	(140,961)
Other assets	(1,684)	82,120	(21,908)
Inventories and balance of systems parts	15,394	(75,626)	(348,151)
Project assets and deferred project costs	(316,022)	(174,532)	(368,619)
Accounts payable	(93,259)	174,319	94,674
Income taxes payable	36,307	63,489	95,132
Accrued expenses and other liabilities	(138,937)	506,253	647,162
Accrued solar module collection and recycling liability	10,648	44,538	35,720
Total adjustments	503,088	858,547	6,030
Net cash provided by (used in) operating activities	$856,126	$762,209	$(33,463)

23. Segment and Geographical Information

We operate our business in two segments. Our components segment involves the design, manufacture, and sale of solar modules which convert sunlight into electricity. We manufacture CdTe modules and we also expect to begin manufacturing high-efficiency crystalline silicon modules by the end of 2014. Third-party customers of our components segment include project developers, system integrators, and owners and operators of photovoltaic (“PV”) solar power systems.

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

December 31, 2011 segment information has been restated to conform to the December 31, 2013 presentation. None of the changes in the measure of our operating segments profitability impact the determination of our reportable operating segments or our previously reported consolidated financial results.

Financial information about our operating segments during the years ended December 31, 2013, 2012, and 2011 was as follows (in thousands):

	Fiscal Year Ended
	December 31, 2013
	Components	Systems	Total
Net sales	$1,173,947	$2,135,042	$3,308,989
Gross profit	$88,506	$774,248	$862,754
(Loss) income before income taxes	$(222,382)	$600,599	$378,217
Goodwill	$16,152	$68,833	$84,985
Total assets	$4,180,568	$2,702,934	$6,883,502

	Fiscal Year Ended
	December 31, 2012
	Components	Systems	Total
Net sales	$1,185,958	$2,182,587	$3,368,545
Gross profit	$55,762	$796,987	$852,749
(Loss) income before income taxes	$(687,767)	$647,963	$(39,804)
Goodwill	$—	$65,444	$65,444
Total assets	$3,920,385	$2,428,307	$6,348,692

	Fiscal Year Ended
	December 31, 2011
	Components	Systems	Total
Net sales	$1,941,583	$824,624	$2,766,207
Gross profit	$666,144	$305,607	$971,751
(Loss) before income taxes	$(24,451)	$(29,262)	$(53,713)
Goodwill	$—	$65,444	$65,444
Total assets	$3,876,696	$1,900,918	$5,777,614

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems revenue recognized for the years ended December 31, 2013, 2012, and 2011. For the purposes of the following table, (i) “Solar module revenue” is composed of total revenues from the sale of solar modules to third parties, which does not include any systems segment product or service offerings, (ii) “Solar power system revenue” is composed of total revenues from the sale of our solar power systems and related products and services including the solar modules installed in such solar power systems.

(Dollars in thousands)	2013	2012	2011
Solar module revenue	$380,869	$325,427	$1,523,695
Solar power system revenue	2,928,120	3,043,118	1,242,512
Net sales	$3,308,989	$3,368,545	$2,766,207

The following table presents net sales for the years ended December 31, 2013, 2012, and 2011 by geographic region, which is based on the customer country of invoicing (in thousands):

	2013	2012	2011
United States	$2,831,475	$2,696,972	$1,238,132
Germany	142,028	104,689	639,426
France	35,772	70,173	413,380
Canada	264,573	389,427	105,932
United Arab Emirates	21,137	—	—
All other foreign countries	14,004	107,284	369,337
Net sales	$3,308,989	$3,368,545	$2,766,207

The following table presents long-lived assets, excluding financial instruments, deferred tax assets, investment in related party, goodwill, and intangible assets at December 31, 2013, 2012, and 2011 by geographic region, based on the physical location of the assets (in thousands):

	2013	2012	2011
United States	$1,456,438	$1,343,946	$1,069,358
Malaysia	894,231	837,559	838,711
All other foreign countries	321,762	210,745	603,160
Long-lived assets	$2,672,431	$2,392,250	$2,511,229

24. Concentrations of Credit and Other Risks

Customer Concentration. The following customers each comprised 10% or more of our total net sales during the years ended December 31, 2013, 2012, and 2011 and/or 10% or more of our total accounts receivable during the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013				2012				2011
	Net Sales	% of Total NS	A/R Outstanding	% of Total A/R	Net Sales	% of Total NS	A/R Outstanding	% of Total A/R	Net Sales	% of Total NS
Customer #1	*	*	$18,959	14%	$720,056	21%	$134,108	24%	$993,709	36%
Customer #2	*	*	*	*	*	*	*	*	$408,508	15%
Customer #3	*	*	*	*	$773,407	23%	*	*	*	*
Customer #4	$664,669	20%	$40,268	30%	$701,648	21%	*	*	*	*
Customer #5	*	*	$15,776	12%	*	*	$120,334	22%	*	*
Customer #6	$584,638	18%	$41,074	30%	*	*	*	*	*	*

*	Net sales and/or accounts receivable to these customers were less than 10% of our total net sales and/or accounts receivable during this period.

Credit Risk. We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, marketable securities, restricted investments, trade accounts receivable, interest rate swap contracts, cross-currency swap contracts, and foreign exchange forward contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place cash, cash equivalents, marketable securities, restricted investments, interest rate swap contracts, cross-currency contracts, and foreign exchange forward contracts with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions. For the years ended December 31, 2013, 2012, and 2011, our net sales were primarily concentrated among three or fewer customers. We monitor the financial condition of our customers and perform credit evaluations whenever deemed necessary. Depending upon the sales arrangement, we may require some form of payment security from our customers including bank guarantees or commercial letters of credit.

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

International Operations. During the year ended December 31, 2013, we derived 14% of our net sales from sales outside our country of domicile, the United States. Therefore, our financial performance could be affected by events such as changes in foreign currency exchange rates, trade protection measures, long accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions.

INDEX TO EXHIBITS

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K:

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of First Solar, Inc.	S-1/A	333-135574	9/18/06	3.1
3.2		Amended and Restated Bylaws of First Solar, Inc.	8-K	001-33156	10/31/11	3.1
4.1		Loan Agreement dated December 1, 2003, among First Solar US Manufacturing, LLC, First Solar Property, LLC and the Director of Development of the State of Ohio	S-1/A	333-135574	9/18/06	4.2
4.2		Loan Agreement dated July 1, 2005, among First Solar US Manufacturing, LLC, First Solar Property, LLC and Director of Development of the State of Ohio	S-1/A	333-135574	9/18/06	4.3
4.3		Waiver Letter dated June 5, 2006, from the Director of Development of the State of Ohio	S-1/A	333-135574	10/10/06	4.16
4.4	†	Facility Agreement dated May 6, 2008 between First Solar Malaysia Sdn. Bhd., as borrower, and IKB Deutsche Industriebank AG, as arranger, NATIXIS Zweigniederlassung Deutschland, as facility agent and original lender, AKA Ausfuhrkredit-Gesellschaft mbH, as original lender, and NATIXIS Labuan Branch as security agent	8-K	001-33156	5/12/08	10.1
4.5		First Demand Guaranty dated May 6, 2008 by First Solar Inc, as guarantor, in favor of IKB Deutsche Industriebank AG, NATIXIS Zweigniederlassung Deutschland, AKA Ausfuhrkredit-Gesellschaft mbH and NATIXIS Labuan Branch	8-K	001-33156	5/12/08	10.2
4.6		Credit Agreement, dated as of September 4, 2009, among First Solar, Inc., First Solar Manufacturing GmbH, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America and The Royal Bank of Scotland plc, as Documentation Agents, and Credit Suisse, Cayman Islands Branch, as Syndication Agent	8-K	001-33156	9/10/09	10.1
4.7		Charge of Company Shares, dated as of September 4, 2009, between First Solar, Inc., as Chargor, and JPMorgan Chase Bank, N.A., as Security Agent, relating to 66% of the shares of First Solar FE Holdings Pte. Ltd. (Singapore)	8-K	001-33156	9/10/09	10.2
4.8		German Share Pledge Agreements, dated as of September 4, 2009, between First Solar, Inc., First Solar Holdings GmbH, First Solar Manufacturing GmbH, First Solar GmbH, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.3
4.9		Guarantee and Collateral Agreement, dated as of September 4, 2009, by First Solar, Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.4
4.10		Guarantee, dated as of September 8, 2009, between First Solar Holdings GmbH, First Solar GmbH, First Solar Manufacturing GmbH, as German Guarantors, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.5
4.11		Assignment Agreement, dated as of September 4, 2009, between First Solar Holdings GmbH and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.6
4.12		Assignment Agreement, dated as of September 4, 2009, between First Solar GmbH and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.7
4.13		Assignment Agreement, dated as of September 8, 2009, between First Solar Manufacturing GmbH and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.8
4.14		Security Trust Agreement, dated as of September 4, 2009, between First Solar, Inc., First Solar Holdings GmbH, First Solar GmbH, First Solar Manufacturing GmbH, as Security Grantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Secured Parties party thereto	8-K	001-33156	9/10/09	10.9

4.15	Amended and Restated Credit Agreement, dated as of October 15, 2010, among First Solar, Inc., the borrowing subsidiaries party thereto, the lenders party thereto, Bank of America N.A. and The Royal Bank of Scotland PLC, as documentation agents, Credit Suisse, Cayman Islands Branch, as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33156	10/20/10	10.1

4.16		Facility Agreement dated as of August 3, 2011 among First Solar Malaysia Sdn. Bhd., Commerzbank Aktiengesellschaft, as arranger and original lender, Commerzbank Aktiengesellschaft, Luxembourg Branch, as facility agent and security agent, and Natixis Zweigniederlassung Deutschland, as arranger and original lender	10-Q	001-33156	8/5/11	10.1
4.17		First Demand Guaranty, dated as of August 3, 2011, among First Solar, Inc., First Solar Malaysia Sdn. Bhd. and Commerzbank Aktiengesellschaft, Luxembourg Branch, as facility agent and security agent	10-Q	001-33156	8/5/11	10.2
4.18		First Amendment, dated as of May 6, 2011, to the Amended and Restated Credit Agreement, dated as of October 15, 2010, among First Solar, Inc., the borrowing subsidiaries party thereto, the lenders party thereto, Bank of America, N.A. and The Royal Bank of Scotland plc, as documentation agents, Credit Suisse, Cayman Islands Branch, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33156	5/12/11	10.1
4.19		Credit Facility Agreement, dated as of May 18, 2011, among First Solar Manufacturing GmbH, Commerzbank Aktiengesellschaft, Luxembourg Branch, as security agent, and the additional finance parties party thereto	8-K	001-33156	5/24/11	10.1
4.20		Guarantee Agreement, dates as of May 18, 2011, among First Solar, Inc., First Solar Manufacturing GmbH and Commerzbank Aktiengesellschaft, Luxembourg Branch	8-K	001-33156	5/24/11	10.2
4.21		Facility Agreement, dated June 30, 2011, among First Solar Malaysia Sdn. Bhd., as borrower, First Solar, Inc., as guarantor, CIMB Investment Bank Berhad, Maybank Investment Bank Berhad and RHB Investment Bank Berhad, as arrangers, CIMB Investment Bank Berhad as facility agent and security agent, and the original lenders party thereto	8-K	001-33156	7/7/11	10.1
4.22		Second Amendment and Waiver, dated as of June 30, 2011, to the Amended and Restated Credit Agreement, dated as of October 15, 2010, among First Solar, Inc., the lenders party thereto, Bank of America, N.A. and The Royal Bank of Scotland plc, as documentation agents, Credit Suisse, Cayman Islands Branch, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33156	7/14/11	10.1
4.23		Amendment Letter, dated as of November 8, 2011, to the Facility Agreement, dated June 30, 2011, among First Solar Malaysia Sdn. Bhd., as borrower, First Solar, Inc., as guarantor, CIMB Investment Bank Berhad, Maybank Investment Bank Berhad and RHB Investment Bank Berhad, as arrangers, CIMB Investment Bank Berhad as facility agent and security agent, and the original lenders party thereto	10-K	001-33156	2/29/12	10.1
4.24		Third Amendment, dated as of October 23, 2012 to the Amended and Restated Credit Agreement dated as of October 15, 2010, among First Solar, Inc., the lenders party thereto, Bank of America, N.A. and The Royal Bank of Scotland plc, as documentation agents, Credit Suisse, Cayman Islands Branch, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33156	10/26/12	10.1
4.25		Amendment dated as of November 7, 2012 to the Export Financing Facility Agreement dated May 6, 2008 (as amended, the “Malaysian Facility Agreement”) among FS Malaysia, the lenders party thereto, and Natixis Zweigniederlassung Deutschland, as Facility Agent.	10-K	001-33156	2/27/13	4.25
4.26		Fourth Amendment dated as of July 15, 2013, to the Amended and Restated Credit Agreement, dated as of October 15, 2010, among First Solar, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-33156	7/15/13	10.1
4.27		Amended and Restated Guarantee and Collateral Agreement, dated as of July 15, 2013, by First Solar, Inc., First Solar Electric, LLC, First Solar Electric (California), Inc. and First Solar Development, LLC in favor of JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33156	7/15/13	10.2
4.28		Second Amendment to the Malaysian Euro Facility Agreement	10-Q	001-33156	8/7/13	4.1
10.1	†	Amendment to the Framework Agreement dated April 10, 2006 on the Sale and Purchase of Solar Modules between First Solar GmbH and Blitzstrom GmbH	10-K	001-33156	3/16/07	10.02

10.2	Amended and Restated 2006 Omnibus Incentive Compensation Plan	10-Q	001-33156	5/1/09	10.2
10.3	Form of Change in Control Severance Agreement	S-1/A	333-135574	10/25/06	10.15
10.4	Form of Director and Officer Indemnification Agreement	10-K	001-33156	2/27/13	10.20

10.5	Employment Agreement and Change in Control Severance Agreement, each dated February 20, 2009, between First Solar, Inc. and Mary Elizabeth Gustafsson	10-K	001-33156	2/25/09	10.36
10.6	Amended and Restated Employment Agreement and Amended and Restated Change in Control Severance Agreement, each dated as of December 15, 2008, between First Solar Inc. and Carol Campbell	10-K	001-33156	2/22/10	10.30
10.7	Amendment to Employment Agreement, effective as of July 28, 2009, between First Solar, Inc. and Mary Elizabeth Gustafsson	10-K	001-33156	2/22/10	10.35
10.8	Amendment to Employment Agreement, effective as of July 28, 2009, between First Solar, Inc. and Carol Campbell	10-K	001-33156	2/22/10	10.36
10.9	Amendment to Employment Agreement, effective as of November 2, 2009, between First Solar, Inc. and Carol Campbell	10-K	001-33156	2/22/10	10.38
10.10	Amendment to Employment Agreement, effective as of November 16, 2009, between First Solar, Inc. and Mary Elizabeth Gustafsson	10-K	001-33156	2/22/10	10.40
10.11	First Solar, Inc. 2010 Omnibus Incentive Compensation Plan	DEF 14A	001-33156	4/20/10	App. A
10.12	First Solar, Inc. Associate Stock Purchase Plan	DEF 14A	001-33156	4/20/10	App. B
10.13	Employment Agreement, dated February 22, 2011, between First Solar, Inc. and T.L. Kallenbach	10-Q	001-33156	5/5/11	10.2
10.14	Employment Agreement, dated March 15, 2011, and Change in Control Severance Agreement, dated April 4, 2011 between First Solar, Inc. and Mark Widmar	10-Q	001-33156	5/5/11	10.3
10.15	Amendment to Non-Competition and Non-Solicitation Agreement, dated April 28, 2011, between First Solar, Inc. and Bruce Sohn	10-Q	001-33156	5/5/11	10.4
10.16	Amended and Restated Employment Agreement, effective September 1, 2011, and Change in Control Severance Agreement, dated as of April 7, 2008, between First Solar, Inc. and James G. Brown, Jr., and amended and restated effective December 1, 2008	8-K	001-33156	8/17/11	10.1
10.17	Amendment to Non-Competition and Non-Solicitation Agreement and Mitigation Clause Waiver, effective September 30, 2011, between First Solar, Inc. and Jens Meyerhoff	8-K	001-33156	8/17/11	10.2
10.18	Amendment to Non-Competition and Non-Solicitation Agreement, dated November 15, 2011, between First Solar, Inc. and Robert Gillette	8-K	001-33156	11/21/11	10.1
10.19	Employment Agreement, by and between First Solar, Inc. and Michael J. Ahearn	8-K	001-33156	12/29/11	10.1
10.20	Employment Agreement, dated March 14, 2012, and Change in Control Severance Agreement, dated March 19, 2012 between First Solar, Inc. and James Hughes	10-Q	001-33156	5/4/12	10.1
10.21	Form of Key Senior Talent Equity Performance Program Grant Notice	10-Q	001-33156	5/4/12	10.2
10.22	Amendment to Employment Agreement, effective as of May 3, 2012, between First Solar, Inc. and James Hughes, and Amendment to Non-Competition and Non-Solicitation Agreement, effective as of May 3, 2012, between First Solar, Inc. and James Hughes.	8-K	001-33156	5/11/12	10.1
10.23	Employment Agreement, effective July 1, 2012, and Change in Control Severance Agreement, effective July 1, 2012 between First Solar, Inc. and Georges Antoun	10-Q	001-33156	8/3/12	10.1
10.24	Non-Competition and Non-Solicitation Agreement, effective as of April 7, 2008 between First Solar, Inc. and James Brown, Jr.	10-Q	001-33156	5/7/13	10.1

10.25		Non-Competition and Non-Solicitation Agreement, effective as of March 15, 2011, between First Solar, Inc. and Mark Widmar	10-Q	001-33156	5/7/13	10.2
10.26		Change in Control Severance Agreement, effective as of July 1, 2012, between First Solar, Inc. and Georges Antoun	10-Q	001-33156	5/7/13	10.3
10.27		Amendment to Change in Control Severance Agreement	10-Q	001-33156	8/7/13	10.1
10.28		Employment Agreement, effective March 3, 2014, and Change in Control Severance Agreement, effective March 3, 2014 between First Solar, Inc. and Paula Kaleta	10-K	—	—	—	X
14.1		Code of Ethics	10-K	001-33156	3/16/07	14
21.1		List of Subsidiaries of First Solar, Inc	—	—	—	—	X
23.1		Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.01		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended	—	—	—	—	X
31.02		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended	—	—	—	—	X
32.01	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	—	—	—	—	X
101.INS		XBRL Instance Document	—	—	—	—	X
101.SCH		XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.DEF		XBRL Definition Linkbase Document	—	—	—	—	X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.LAB		XBRL Taxonomy Label Linkbase Document	—	—	—	—	X
101.PRE		XBLR Taxonomy Extension Presentation Document	—	—	—	—	X

†	Confidential treatment has been requested and granted for portions of this exhibit.

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