Form 10-Q
period 2014-03-31
FIRST SOLAR, INC.
filed 2014-05-07
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

As of May 2, 2014, 100,124,701 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements
FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$950,158	$755,205
Cost of sales	713,447	585,879
Gross profit	236,711	169,326
Operating expenses:
Research and development	38,773	29,931
Selling, general and administrative	58,664	74,465
Production start-up	—	1,376
Restructuring and asset impairments	—	2,347
Total operating expenses	97,437	108,119
Operating income	139,274	61,207
Foreign currency (loss) gain	(579)	1,618
Interest income	4,321	4,947
Interest expense, net	(410)	(750)
Other expense, net	(1,746)	(833)
Income before income taxes	140,860	66,189
Income tax expense	28,853	7,047
Net income	$112,007	$59,142
Net income per share:
Basic	$1.12	$0.68
Diluted	$1.10	$0.66
Weighted-average number of shares used in per share calculations:
Basic	99,591	87,206
Diluted	101,822	89,377

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$112,007	$59,142
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	60	(3,077)
Unrealized gain (loss) on marketable securities and restricted investments	20,176	(10,341)
Unrealized loss on derivative instruments	(2,345)	(5,846)
Total other comprehensive income (loss), net of tax	17,891	(19,264)
Comprehensive income	$129,898	$39,878

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$975,194	$1,325,072
Marketable securities	404,033	439,102
Accounts receivable trade, net	233,761	136,383
Accounts receivable, unbilled and retainage	532,151	521,323
Inventories	387,050	388,951
Balance of systems parts	82,563	133,731
Deferred project costs	233,075	556,957
Deferred tax assets, net	64,622	63,899
Assets held for sale	20,748	132,626
Prepaid expenses and other current assets	102,840	94,720
Total current assets	3,036,037	3,792,764
Property, plant and equipment, net	1,370,537	1,385,084
Project assets and deferred project costs	1,022,105	720,916
Deferred tax assets, net	233,172	296,603
Restricted cash and investments	304,757	279,441
Goodwill	84,985	84,985
Other intangible assets, net	117,117	117,416
Inventories	128,129	129,664
Other assets	79,514	76,629
Total assets	$6,376,353	$6,883,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$186,278	$261,333
Income taxes payable	6,638	6,707
Accrued expenses	321,339	320,077
Current portion of long-term debt	60,656	60,543
Payments and billings for deferred project costs	229,530	642,214
Other current liabilities	193,493	297,187
Total current liabilities	997,934	1,588,061
Accrued solar module collection and recycling liability	241,390	225,163
Long-term debt	138,229	162,780
Other liabilities	365,411	404,381
Total liabilities	1,742,964	2,380,385
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 100,094,905 and 99,506,941 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	100	100
Additional paid-in capital	2,646,395	2,646,022
Accumulated earnings	1,994,779	1,882,771
Accumulated other comprehensive loss	(7,885)	(25,776)
Total stockholders’ equity	4,633,389	4,503,117
Total liabilities and stockholders’ equity	$6,376,353	$6,883,502
See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Cash received from customers	$431,443	$1,125,886
Cash paid to suppliers and associates	(734,225)	(1,028,544)
Interest received	3,617	3,435
Interest paid	(2,305)	(3,723)
Income tax payments	(4,043)	(5,661)
Excess tax benefit from share-based compensation arrangements	(11,680)	(24,933)
Other operating activities	(983)	(5)
Net cash (used in) provided by operating activities	(318,176)	66,455
Cash flows from investing activities:
Purchases of property, plant and equipment	(50,813)	(71,667)
Purchases of marketable securities	—	(75,591)
Proceeds from maturities and sales of marketable securities	33,700	8,775
Payments received on note receivable, affiliate	—	17,075
Change in restricted cash	(1,476)	5,136
Acquisitions, net of cash acquired	—	(7,934)
Purchase of equity and cost method investments	(290)	(14,894)
Other investing activities	(1,502)	(2,500)
Net cash used in investing activities	(20,381)	(141,600)
Cash flows from financing activities:
Repayments of long-term debt	(25,110)	(330,277)
Proceeds from borrowings under long-term debt, net of discount and issuance costs	—	335,000
Excess tax benefit from share-based compensation arrangements	11,680	24,933
Repayment of economic development funding	—	(8,315)
Contingent consideration payments and other financing activities	(448)	14
Net cash (used in) provided by financing activities	(13,878)	21,355
Effect of exchange rate changes on cash and cash equivalents	2,557	(4,751)
Net decrease in cash and cash equivalents	(349,878)	(58,541)
Cash and cash equivalents, beginning of the period	1,325,072	901,294
Cash and cash equivalents, end of the period	$975,194	$842,753
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$42,933	$75,236
Acquisitions funded by liabilities and contingent consideration	$584	$14,962

 See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period. The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC.

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

2. Summary of Significant Accounting Policies

Use of Estimates. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. Significant estimates in these condensed consolidated financial statements include percentage-of-completion revenue recognition, inventory valuation, recoverability of project assets, estimates of future cash flows from and the economic useful lives of long-lived assets, asset retirement obligations, certain accrued liabilities, income taxes and tax valuation allowances, reportable segment allocations, product warranties and manufacturing excursions, accrued collection and recycling expense, applying the acquisition method of accounting for business combinations and goodwill. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from these estimates and assumptions.

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

Revenue Recognition — Operations and Maintenance . Our operations and maintenance revenue is billed and recognized as services are performed. Costs of these revenues are expensed in the period in which they are incurred.

Ventures and Variable Interest Entities. In the normal course of business we establish wholly owned project companies which may be considered variable interest entities. We consolidate wholly owned variable interest entities when we are considered the primary beneficiary of such entities. Additionally, we have and may in the future form joint venture type arrangements (“ventures”), including partnerships and partially owned limited liability companies or similar legal structures, with one or more third parties primarily to develop and build specific or a pipeline of solar power projects. These types of ventures are core to our business and long-term strategy related to providing solar photovoltaic (“PV”) generation solutions using our modules to sustainable geographic markets. We analyze all of our ventures and classify them into two groups: (i) ventures that must be consolidated because they are either not variable interest entities (“VIEs”) and we hold the majority voting interest, or because they are VIEs and we are the primary beneficiary; and (ii) ventures that do not need to be consolidated and are accounted for under either the equity or cost methods of accounting because they are either not VIEs and we hold a minority voting interest, or because they are VIEs and we are not the primary beneficiary.

Ventures are considered VIEs if (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (ii) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses or the right to receive expected residual returns; or (iii) an equity investor has voting rights that are disproportionate to its economic interest and substantially all of the entity’s activities are on behalf of the investor. Our venture agreements typically require some form of project development capital or project equity ranging from amounts necessary to obtain a power purchase agreement (or similar power off-take agreement) to a pro-rata portion of the total equity required to develop and complete construction of a project, depending upon the opportunity and the market our ventures are in. Our limited number of ventures as of March 31, 2014 and future ventures of a similar nature are typically VIEs because the total equity investment at risk is not sufficient to permit the ventures to finance their activities without additional financial support.

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

We account for our unconsolidated ventures using either the equity or cost methods of accounting depending upon whether we have the ability to exercise significant influence over a venture. We consider the participating and protective rights we have as well as the legal form of the venture when evaluating whether we have the ability to exercise significant influence, which requires us to apply the equity method of accounting. Income from ventures for the three months ended March 31, 2014 was immaterial to the condensed consolidated statements of operations.
Refer to Note 2. “Summary of Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete summary of our significant accounting policies.

3. Recent Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which applies to the release of cumulative translation adjustments into net income when a parent (i) sells a part or all of its investment in a foreign entity (ii) no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity, (iii) sells part of an equity method investment of a foreign entity, or (iv) obtains control of a foreign acquiree in which such parent held an equity interest immediately before the acquisition date through a step acquisition. The adoption of ASU 2013-15 in the first quarter of 2014 did not have an impact on our consolidated financial position, results of operations, or cash flows.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. ASU No. 2013-11 provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11, in the first quarter of 2014 resulted in netting impacts on our consolidated statement of financial position. See Note 14. “Income Taxes” for further discussion of the impacts to the consolidated statement of financial position.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard states that a strategic shift could include a disposal of: a major geographic area of operations; a major line of business; a major equity investment; or other major parts of an entity. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. We are currently analyzing the impact of ASU 2014-08, which will be effective in the first quarter of 2015, on our consolidated financial position, results of operations, or cash flows.

4. Restructuring and Asset Impairments

In April 2012, our executive management approved a set of restructuring initiatives intended to reduce costs, which was done through a reduction in our European operations.

The following table summarizes the April 2012 European restructuring amounts remaining as of December 31, 2013, amounts recorded to restructuring expense during the three months ended March 31, 2014, and the remaining balance at March 31, 2014 (in thousands):

April 2012 European Restructuring	Severance and Termination Related Costs
Ending Balance at December 31, 2013	$1,940
Cash Payments	(915)
Non-Cash Amounts Including Foreign Exchange Impact	(15)
Ending Balance at March 31, 2014	$1,010
Expenses recognized for restructuring activities are presented in “Restructuring and asset impairments” on the condensed consolidated statements of operations. Substantially all expenses related to the April 2012 European restructuring were related to our components segment. We do not expect to incur any additional expenses for the April 2012 European restructuring initiatives.
Separately, as of March 31, 2014, $5.8 million remains accrued for charges related to other long-term tax liabilities and a land remediation accrual and are included within “Other Liabilities.”

5. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Cash:
Cash	$952,690	$1,322,183
Cash equivalents:
Money market funds	22,504	2,889
Total cash and cash equivalents	975,194	1,325,072
Marketable securities:
Foreign debt	350,920	364,046
Foreign government obligations	25,210	25,115
U.S. debt	24,399	46,439
U.S. government obligations	3,504	3,502
Total marketable securities	404,033	439,102
Total cash, cash equivalents, and marketable securities	$1,379,227	$1,764,174

During the three months ended March 31, 2014 and 2013, we realized no gains or losses on the sale or maturities of our marketable securities. See Note 9. “Fair Value Measurements,” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider a marketable security to be impaired when its fair value is less than its cost, in which case we would further review the marketable security to determine whether it is other-than-temporarily impaired. When we evaluate a marketable security for other-than-temporary impairment, we review factors such as the length of time and extent to which its fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, our intent to sell, and whether it is more-likely-than-not that we will be required to sell the marketable security before we have recovered its cost basis. If a marketable security were other-than-temporarily impaired, we would write it down through other income (expense), net to its impaired value and establish that as a new cost basis. We did not identify any of our marketable securities as other-than-temporarily impaired at March 31, 2014 and December 31, 2013.

The following tables summarize the unrealized gains and losses related to our marketable securities, by major security type, as of March 31, 2014 and December 31, 2013 (in thousands):

	As of March 31, 2014
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign debt	$351,125	$264	$469	$350,920
Foreign government obligations	25,103	107	—	25,210
U.S. debt	24,402	10	13	24,399
U.S. government obligations	3,499	5	—	3,504
Total	$404,129	$386	$482	$404,033

	As of December 31, 2013
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign debt	$364,568	$127	$649	$364,046
Foreign government obligations	25,125	—	10	25,115
U.S. debt	46,430	12	3	46,439
U.S. government obligations	3,498	4	—	3,502
Total	$439,621	$143	$662	$439,102

Contractual maturities of our marketable securities as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	As of March 31, 2014
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$319,000	$144	$469	$318,675
One year to two years	85,129	242	13	85,358
Two years to three years	—	—	—	—
Total	$404,129	$386	$482	$404,033

	As of December 31, 2013
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$161,752	$57	$84	$161,725
One year to two years	270,149	81	578	269,652
Two years to three years	7,720	5	—	7,725
Total	$439,621	$143	$662	$439,102

The net unrealized loss of $0.1 million and $0.5 million as of March 31, 2014 and December 31, 2013, respectively, on our marketable securities were primarily the result of changes in interest rates. Our investment policy requires marketable securities to be highly rated and limits the security types, issuer concentration, and duration to maturity of our marketable securities portfolio.

The following table shows gross unrealized losses and estimated fair values for those marketable securities that were in an unrealized loss position as of March 31, 2014 and December 31, 2013, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of March 31, 2014
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign debt	$94,048	$423	$20,444	$46	$114,492	$469
U.S. debt	16,378	13	—	—	16,378	13
Total	$110,426	$436	$20,444	$46	$130,870	$482

	As of December 31, 2013
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign debt	$212,655	$649	$—	$—	$212,655	$649
Foreign government obligations	25,161	10	—	—	25,161	10
U.S. debt	21,465	3	—	—	21,465	3
Total	$259,281	$662	$—	$—	$259,281	$662

6. Restricted Cash and Investments

Restricted cash and investments consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Restricted cash (1)	$1,645	$167
Restricted investments	303,112	279,274
Restricted cash and investments	$304,757	$279,441

(1)
There was $0.5 million and zero of restricted cash included within prepaid expenses and other current assets at March 31, 2014 and December 31, 2013, respectively, primarily related to required cash collateral for certain letters of credit provided for projects under development in foreign jurisdictions.

At March 31, 2014 and December 31, 2013, our restricted investments consisted of long-term marketable securities that we hold through a custodial account to fund the estimated future costs of our collecting and recycling modules covered under our solar module collection and recycling program. We have classified our restricted investments as “available-for-sale.” Accordingly, we record them at fair value and account for net unrealized gains and losses as a part of accumulated other comprehensive income (loss). We report realized gains and losses on the maturity or sale of our restricted investments in other income (expense), net computed using the specific identification method. Restricted investments are classified as noncurrent as the underlying accrued solar module collection and recycling liability is also noncurrent in nature.

We fund the estimated collection and recycling obligations incremental to amounts already pre-funded in prior years for the cumulative module sales covered by our solar module collection and recycling program within 90 days of the end of each year, assuming for this purpose a service life of 25 years. To ensure that our collection and recycling program for covered modules is available at all times and the pre-funded amounts are accessible regardless of our financial status in the future (even in the case of our own insolvency), we have established a trust structure (the “Trust”) under which estimated required funds are put into custodial accounts with an established and reputable bank as the investment advisor in the name of the Trust, for which First Solar, Inc. (“FSI”), First Solar Malaysia Sdn. Bhd. (“FS Malaysia”), and First Solar Manufacturing GmbH are grantors. Only the trustee can distribute funds from the custodial accounts and these funds cannot be accessed for any purpose other than to cover qualified costs of module collection and recycling, either by us or a third party executing the required collection and recycling services. Investments in this custodial account must meet the criteria of the highest quality investments, such as highly rated government or agency bonds. We closely monitor our exposure to European markets and maintain holdings primarily consisting of German and French sovereign debt securities which are not currently at risk of default. Under the trust agreements, each year we determine the annual pre-funding requirement (if any) based upon the difference between the current estimated future costs of collecting and recycling all solar modules covered under our program combined with the rate of return restricted investments will earn prior to being utilized to cover qualified collection and recycling costs and amounts already pre-funded in prior years. Based primarily upon reductions in the estimated future costs of collecting and recycling solar modules covered under our program combined with the cumulative amounts pre-funded since the inception of our program, we have determined that no incremental funding will be required in the first quarter of 2014 for all historical covered module sales through December 31, 2013.

The following table summarizes unrealized gains and losses related to our restricted investments by major security type as of March 31, 2014 and December 31, 2013 (in thousands):

	As of March 31, 2014
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$207,189	$37,465	$—	$244,654
U.S. government obligations	56,551	2,945	1,038	58,458
Total	$263,740	$40,410	$1,038	$303,112

	As of December 31, 2013
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$205,484	$22,295	$1,489	$226,290
U.S. government obligations	55,916	1,372	4,304	52,984
Total	$261,400	$23,667	$5,793	$279,274

As of March 31, 2014 and December 31, 2013, the contractual maturities of these restricted investments were between 14 years and 23 years. As of March 31, 2014, the gross unrealized loss of $1.0 million had been in a continuous loss position for less than 12 months.

7. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Accounts receivable trade, gross	$241,931	$148,693
Allowance for doubtful accounts	(8,170)	(12,310)
Accounts receivable trade, net	$233,761	$136,383

At March 31, 2014 and December 31, 2013, $18.3 million and $25.2 million, respectively, of our accounts receivable trade, net, were secured by letters of credit, bank guarantees or other forms of financial security issued by credit worthy financial institutions.

Accounts receivable, unbilled and retainage

Accounts receivable, unbilled and retainage consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Accounts receivable, unbilled	$71,918	$102,953
Retainage	460,233	418,370
Accounts receivable, unbilled and retainage	$532,151	$521,323

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

Inventories

Inventories consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$162,925	$165,805
Work in process	17,233	11,874
Finished goods	335,021	340,936
Inventories	$515,179	$518,615
Inventories — current	$387,050	$388,951
Inventories — noncurrent (1)	$128,129	$129,664

(1) We purchase a critical raw material that is used in our core production process in quantities that exceed anticipated consumption within our operating cycle (which is 12 months). We classify the raw materials that we do not expect to be consumed within our operating cycle as noncurrent.

Balance of systems parts

Balance of systems parts, which totaled $82.6 million and $133.7 million as of March 31, 2014 and December 31, 2013, respectively, represent mounting, third-party modules, electrical and other construction parts purchased for solar power plants to be constructed or currently under construction, which we hold title to and are not yet installed in a solar power plant. These parts include posts, tilt brackets, tables, harnesses, combiner boxes, inverters, cables, tracker equipment and other parts we purchase or assemble for the solar power plants we construct. Balance of systems parts does not include any solar modules that we manufacture. We carry these parts at the lower of cost or market, with market being based primarily on recoverability through installation in a solar power system.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Prepaid expenses	$30,733	$24,572
Derivative instruments	1,486	7,996
Deferred costs of goods sold	—	753
Other current assets	70,621	61,399
Prepaid expenses and other current assets	$102,840	$94,720

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Buildings and improvements	$363,601	$360,504
Machinery and equipment	1,454,125	1,445,939
Office equipment and furniture	125,698	124,332
Leasehold improvements	48,140	47,833
Depreciable property, plant and equipment, gross	1,991,564	1,978,608
Accumulated depreciation	(965,233)	(940,730)
Depreciable property, plant and equipment, net	1,026,331	1,037,878
Land	10,534	10,714
Construction in progress	131,741	133,223
Stored assets (1)	201,931	203,269
Property, plant and equipment, net	$1,370,537	$1,385,084

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

Depreciation of property, plant and equipment was $60.8 million and $58.2 million for the three months ended March 31, 2014 and 2013, respectively.

Capitalized interest

The cost of constructing facilities, equipment and project assets includes interest costs incurred during the asset’s construction period. The components of interest expense and capitalized interest are as follows during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest cost incurred	$(2,651)	$(3,275)
Interest cost capitalized —– property, plant and equipment	578	310
Interest cost capitalized —– project assets	1,663	2,215
Interest expense, net	$(410)	$(750)

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

If a project asset is completed and begins commercial operation prior to entering into or the closing of a sales arrangement, the completed project will remain in project assets until the sale of such project closes.

Project assets and deferred project costs consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Project assets — land	$14,507	$4,150
Project assets — development costs including project acquisition costs	485,828	465,316
Project assets — construction costs	422,159	156,824
Project assets — projects in pre-COD operation under project PPAs	—	66,240
Project assets — projects in commercial operation under project PPAs	64,218	—
Project assets	$986,712	$692,530
Deferred project costs — current	$233,075	$556,957
Deferred project costs — non-current	35,393	28,386
Deferred project costs	$268,468	$585,343
Total project assets and deferred project costs	$1,255,180	$1,277,873

Other assets

Other assets consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Note receivable (1)	$9,629	$9,655
Income taxes receivable	7,959	7,656
Deferred rent	21,076	21,175
Investments in unconsolidated affiliates and joint ventures (2)	18,090	17,321
Retainage	992	992
Other	21,768	19,830
Other assets	$79,514	$76,629

(1) On April 8, 2009, we entered into a credit facility agreement with a solar power project entity of one of our customers for an available amount of €17.5 million to provide financing for a PV solar power system. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8% per annum payable quarterly, with the full amount due on December 31, 2026. As of March 31, 2014 and December 31, 2013, the balance on this credit facility was €7.0 million ($9.6 million and $9.7 million, respectively).

(2) We have joint ventures or other business arrangements with strategic partners in several markets using such arrangements to expedite our penetration of those markets and establish relationships with potential customers and policymakers. Some of these business arrangements have and are expected in the future to involve significant investments or other allocations of capital on our part. Investments in unconsolidated entities over which we have significant influence are accounted for under the equity method of accounting. Investments in entities in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. The following table summarizes our equity and cost method investments as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Equity method investments	$12,629	$12,148
Cost method investments	5,461	5,173
Investments in unconsolidated affiliates and joint ventures	$18,090	$17,321

Goodwill

Goodwill, summarized by relevant reporting unit, consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

Reporting Unit	December 31, 2013	Acquisitions	March 31, 2014
CdTe Components	$403,420	$—	$403,420
Crystalline Silicon Components	6,097	—	6,097
Systems	68,833	—	68,833
Accumulated impairment losses	(393,365)	—	(393,365)
Total	$84,985	$—	$84,985

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

Other intangible assets, net

Intangible assets includes those assets acquired primarily as part of our GE and TetraSun acquisitions and our internally-generated intangible assets, substantially all of which are patents on technologies related to our products and production processes. We record an asset for patents, after the patent has been issued, based on the legal, filing, and other costs incurred to secure them. We amortize intangible assets on a straight-line basis over their estimated useful lives once the intangible assets meet the criteria to be amortized. $112.8 million of the $118.6 million of intangible assets, gross as of March 31, 2014 consists of IPR&D related to assets that were acquired as part of the TetraSun and GE acquisitions. Such assets will be amortized over their estimated useful lives upon successful completion of the project or expensed earlier if impaired. The following table summarizes our intangible assets at March 31, 2014 and December 31, 2013 (in thousands):

	Gross Intangible Assets			Accumulated Amortization
	December 31, 2013	Write-off of fully amortized intangibles	March 31, 2014	December 31, 2013	Additions Charged to Expense	Write-off of fully amortized intangibles	March 31, 2014	Net Intangibles March 31, 2014
Patents	$10,180	$(5,086)	$5,094	$(5,797)	$(124)	$5,086	$(835)	$4,259
Trade names	700	—	700	(467)	(175)	—	(642)	58
In-process research and development	112,800	—	112,800	—	—	—	—	112,800
Total	$123,680	$(5,086)	$118,594	$(6,264)	$(299)	$5,086	$(1,477)	$117,117

Accrued expenses

Accrued expenses consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Accrued compensation and benefits	$25,607	$50,148
Accrued property, plant and equipment	26,351	19,834
Accrued inventory	62,668	43,966
Accrued project assets and deferred project costs	65,603	80,528
Product warranty liability (1)	68,266	67,097
Accrued expenses in excess of normal product warranty liability and related expenses (1)	11,818	12,516
Other	61,026	45,988
Accrued expenses	$321,339	$320,077

(1) See Note 12. “Commitments and Contingencies,” for further discussion of “Product warranty liability” and “Accrued expenses in excess of normal product warranty liability and related expenses.”

Other current liabilities

Other current liabilities consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Deferred revenue	$318	$1,193
Derivative instruments	6,255	8,096
Deferred tax liabilities	143	138
Billings in excess of costs and estimated earnings (1)	123,397	117,766
Contingent consideration (2)	37,954	37,775
Other (3)	25,426	132,219
Other current liabilities	$193,493	$297,187

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

(2) See Note 12. “Commitments and Contingencies,” for further discussion on “Contingent consideration.”

(3) December 31, 2013 balance consists primarily of proceeds received for our Mesa facility that were classified as “Assets held for sale” on the condensed consolidated balance sheet. Due to our continuing involvement with the Mesa facility, we deferred recognition of the sale transaction until certain risks and rewards of ownership were fully transferred to the buyer, which occurred in the first quarter of 2014.

Other liabilities

Other liabilities consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Product warranty liability (1)	$140,028	$130,944
Other taxes payable	71,391	119,124
Contingent consideration (1)	59,080	58,969
Liability in excess of normal product warranty liability and related expenses (1)	37,945	39,565
Other (1)	56,967	55,779
Other liabilities	$365,411	$404,381

(1) See Note 12. “Commitments and Contingencies,” for further discussion on “Product warranty liability,” “Contingent consideration,” “Energy test guarantees,” and “Liability in excess of normal product warranty liability and related expenses.”

Payments and billings for deferred project costs

Payments and billings for deferred project costs - current totaling $229.5 million and $642.2 million at March 31, 2014 and December 31, 2013, respectively, represent customer payments received or customer billings made under the terms of solar power project related sales contracts for which all revenue recognition criteria for real estate transactions have not yet been met. The associated solar power project related costs are included as deferred project costs. We classify such amounts as current or non current depending upon when all revenue recognition criteria are expected to be met, consistent with the classification of the associated deferred project costs.

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

Depending on the terms of the specific derivative instruments and market conditions, some of our derivative instruments may be assets and others liabilities at any particular consolidated balance sheet date. We report all of our derivative instruments at fair value and we account for changes in the fair value of derivative instruments within accumulated other comprehensive income (loss) if the derivative instruments qualify for hedge accounting. For those derivative instruments that do not qualify for hedge accounting (“economic hedges”), we record the changes in fair value directly to earnings. See Note 9. “Fair Value Measurements,” for information about the techniques we use to measure the fair value of our derivative instruments.

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$—	$2,172	$131
Cross-currency swap contract	—	1,713	6,000
Interest rate swap contracts	—	342	206
Total derivatives designated as hedging instruments	$—	$4,227	$6,337

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1,486	$2,028	$—
Total derivatives not designated as hedging instruments	$1,486	$2,028	$—
Total derivative instruments	$1,486	$6,255	$6,337

	December 31, 2013
	Prepaid Expenses and Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$2,357	$282	$—	$—
Cross-currency swap contract	—	—	1,934	7,739
Interest rate swap contracts	—	—	334	369
Total derivatives designated as hedging instruments	$2,357	$282	$2,268	$8,108

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$5,639	$—	$5,828	$—
Total derivatives not designated as hedging instruments	$5,639	$—	$5,828	$—
Total derivative instruments	$7,996	$282	$8,096	$8,108

The impact of offsetting balances associated with derivative instruments designated as hedging instruments is shown below (in thousands):

	March 31, 2014
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$(2,303)	—	(2,303)	—	—	$(2,303)
Cross-currency swap contracts	$(7,713)	—	(7,713)	—	—	$(7,713)
Interest rate swap contracts	$(548)	—	(548)	—	—	$(548)

	December 31, 2013
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$2,639	—	2,639	—	—	$2,639
Cross-currency swap contracts	$(9,673)	—	(9,673)	—	—	$(9,673)
Interest rate swap contracts	$(703)	—	(703)	—	—	$(703)

The following tables present the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) before tax and our condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Foreign Exchange Forward Contracts	Interest Rate Swap Contract	Cross Currency Swap Contract	Total
Balance in other comprehensive income (loss) at December 31, 2013	$4,351	$(703)	$(5,820)	$(2,172)
Amounts recognized in other comprehensive income (loss)	(4,878)	(8)	1,552	(3,334)
Amounts reclassified to net sales as a result of forecasted transactions being probable of not occurring	—	—	—	—
Amounts reclassified to earnings impacting:
Foreign currency gain	—	—	(732)	(732)
Interest expense	—	164	95	259
Balance in other comprehensive income (loss) at March 31, 2014	$(527)	$(547)	$(4,905)	$(5,979)

	Foreign Exchange Forward Contracts	Interest Rate Swap Contracts	Cross Currency Swap Contract	Total
Balance in other comprehensive income (loss) at December 31, 2012	$8,980	$(1,467)	$(8,031)	$(518)
Amounts recognized in other comprehensive income (loss)	4,135	100	(1,604)	2,631
Amounts reclassified to net sales as a result of forecasted transactions being probable of not occurring	(13,115)	$—	—	(13,115)
Amounts reclassified to earnings impacting:
Foreign currency loss	—	—	1,974	1,974
Interest expense	—	209	85	294
Balance in other comprehensive income (loss) at March 31, 2013	$—	$(1,158)	$(7,576)	$(8,734)

We recorded immaterial amounts related to ineffective portions of our derivative instruments designated as cash flow hedges during the three months ended March 31, 2014 and 2013 directly to other income (expense), net. In addition, we recognized unrealized gains of $0.3 million and unrealized losses of $0.4 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within other income (expense), net during the three months ended March 31, 2014 and 2013, respectively.

The following table presents the amounts related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
Derivatives not designated as hedging instruments under ASC 815:	Location of Gain (Loss) Recognized in Income on Derivatives	2014	2013
Foreign exchange forward contracts	Foreign currency gain (loss)	$(669)	$1,117
Foreign exchange forward contracts	Cost of sales	$503	$(88)

Interest Rate Risk

We use cross-currency swap and interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use such swap contracts for speculative or trading purposes.

On September 30, 2011, we entered into a cross-currency swap contract to hedge the floating rate foreign currency denominated loan under our Malaysian Ringgit Facility Agreement. This swap had an initial notional value of Malaysian Ringgit (“MYR”) MYR 465.0 million and entitles us to receive a three-month floating Kuala Lumpur Interbank Offered Rate (“KLIBOR”) interest rate, and requires us to pay a U.S. dollar fixed rate of 3.495%. Additionally, this swap hedges the foreign currency risk of the Malaysian Ringgit denominated principal and interest payments as we make swap payments in U.S. dollars and receive swap payments in Malaysian Ringgits at a fixed exchange rate 3.19 MYR to USD. The notional amount of the swap is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of March 31, 2014 and

December 31, 2013, the notional value of this cross-currency swap agreement was MYR 348.8 million and MYR 387.5 million, respectively. This swap is a derivative instrument that qualifies for accounting as a cash flow hedge in accordance with ASC 815 and we designated it as such. We determined that this swap was highly effective as a cash flow hedge at March 31, 2014 and December 31, 2013. For the three months ended March 31, 2014 and 2013, there were immaterial amounts of ineffectiveness from this cash flow hedge.

On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian Credit Facility, which became effective on September 30, 2009 with an initial notional value of €57.3 million and pursuant to which we are entitled to receive a six-month floating Euro Interbank Offered Rate (“EURIBOR”) interest rate, and are required to pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of March 31, 2014 and December 31, 2013, the notional value of this interest rate swap contract was €15.0 million and €19.7 million, respectively. This derivative instrument qualifies for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at March 31, 2014 and December 31, 2013. For the three months ended March 31, 2014 and 2013, there were immaterial amounts of ineffectiveness from this cash flow hedge.

In the following 12 months, we expect to reclassify to earnings $2.1 million of net unrealized losses related to swap contracts that are included in accumulated other comprehensive income (loss) at March 31, 2014 as we realize the earnings effect of the underlying loans. The amount we ultimately record to earnings will depend on the actual interest rates and foreign exchange rate when we realize the earnings effect of the underlying loans.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of the subsidiaries of our business to have material future cash flows, including net sales and expenses that will be denominated in currencies other than a subsidiary’s functional currency. Our primary cash flow exposures are net sales and expenses. Changes in the exchange rates between the functional currency of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of March 31, 2014 and December 31, 2013, these foreign exchange forward contracts hedged our forecasted cash flows for up to 15 months and 18 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of the derivative’s unrealized gain or loss in accumulated other comprehensive income (loss) and subsequently reclassify amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges at March 31, 2014 and at December 31, 2013. During the three months ended March 31, 2014 and 2013, we did not discontinue any cash flow hedges because a hedging relationship was no longer highly effective.

During the three months ended March 31, 2014 we purchased foreign exchange forward contracts to hedge the exchange risk on forecasted cash flows denominated in Australian dollars. As of March 31, 2014 and December 31, 2013, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

March 31, 2014
Currency	Notional Amount	USD Equivalent
Australian dollar	AUD 141.6	$130.9

December 31, 2013
Currency	Notional Amount	USD Equivalent
Australian dollar	AUD 148.9	$132.4

As of March 31, 2014, the net unrealized loss on these contracts was $0.5 million. As of December 31, 2013, the net unrealized gain on these contracts was $4.4 million.

In the following 12 months, we expect to reclassify to earnings $0.5 million of net unrealized losses related to these forward contracts that are included in accumulated other comprehensive income (loss) at March 31, 2014 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rate when we realize the related forecasted transactions.

Transaction Exposure and Economic Hedging

Many subsidiaries of our business have assets and liabilities (primarily receivables, marketable securities and investments, accounts payable, debt, and solar module collection and recycling liabilities) that are denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between our subsidiaries’ functional currencies and the other currencies in which these assets and liabilities are denominated can create fluctuations in our reported condensed consolidated statements of operations and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to economically hedge assets and liabilities against the effects of currency exchange rate fluctuations. The gains and losses on the foreign exchange forward contracts will economically offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency denominated assets and liabilities.

We purchase foreign exchange forward contracts to economically hedge balance sheet and other exposures related to transactions with third parties. Such contracts are considered economic hedges and do not qualify for hedge accounting. We recognize gains or losses from the fluctuation in foreign exchange rates and the fair value of these derivative contracts in “Net sales,” “Cost of sales,” and “Foreign currency gain (loss)” on our condensed consolidated statements of operations, depending on where the gain or loss from the economically hedged item is classified on our condensed consolidated statements of operations. As of March 31, 2014 and December 31, 2013 the total net unrealized loss on our economic hedge foreign exchange forward contracts was $0.5 million and $0.2 million, respectively. As these amounts do not qualify for hedge accounting, changes in fair value related to such derivative instruments are recorded directly to earnings. These contracts have maturities of less than three months.

As of March 31, 2014 and December 31, 2013, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

March 31, 2014
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€103.2	$142.0
Sell	Euro	€115.5	$158.9
Purchase	Australian dollar	AUD 17.2	$15.9
Sell	Australian dollar	AUD 27.0	$25.0
Purchase	Malaysian ringgit	MYR 100.5	$31.2
Sell	Malaysian ringgit	MYR 40.0	$12.4
Sell	Canadian dollar	CAD 16.4	$14.9
Purchase	Japanese yen	JPY 489.2	$4.9
Sell	Japanese yen	JPY 1,275.0	$12.8

December 31, 2013
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€108.2	$149.2
Sell	Euro	€116.7	$161.0
Purchase	Australian dollar	AUD 7.3	$6.5
Sell	Australian dollar	AUD 14.6	$13.0
Purchase	Malaysian ringgit	MYR 185.1	$55.5
Sell	Malaysian ringgit	MYR 95.0	$28.5
Purchase	Canadian dollar	CAD 24.0	$22.6
Sell	Canadian dollar	CAD 40.3	$37.9
Sell	Japanese yen	JPY 775.0	$5.9

9. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•
Cash equivalents. At March 31, 2014 and December 31, 2013, our cash equivalents consisted of commercial paper and money market funds. We value our commercial paper cash equivalents using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as Level 2. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities and restricted investments. At March 31, 2014 and December 31, 2013, our marketable securities consisted of foreign debt, foreign government obligations, U.S. debt and U.S. government obligations, and our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities and restricted investments using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We also consider the effect of our counterparties’ credit standings in these fair value measurements.

•
Derivative assets and liabilities. At March 31, 2014 and December 31, 2013, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies, interest rate swap contracts involving a benchmark of interest rates, and a cross-currency swap including both. Since our derivative assets and liabilities are not traded on an exchange, we value them using industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our own credit standing and that of our counterparties in our fair value measurements of our derivative assets and liabilities, respectively.

At March 31, 2014 and December 31, 2013, the fair value measurements of our assets and liabilities that we measure on a recurring basis were as follows (in thousands):

	As of March 31, 2014
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$22,504	$22,504	$—	$—
Marketable securities:
Foreign debt	350,920	—	350,920	—
Foreign government obligations	25,210	—	25,210	—
U.S. debt	24,399	—	24,399	—
U.S. government obligations	3,504	—	3,504	—
Restricted investments (excluding restricted cash)	303,112	—	303,112	—
Derivative assets	1,486	—	1,486	—
Total assets	$731,135	$22,504	$708,631	$—
Liabilities:
Derivative liabilities	$12,592	$—	$12,592	$—

	As of December 31, 2013
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$2,889	$2,889	$—	$—
Marketable securities:
Foreign debt	364,046	—	364,046	—
Foreign government obligations	25,115	—	25,115	—
U.S. debt	46,439	—	46,439	—
U.S. government obligations	3,502	—	3,502	—
Restricted investments (excluding restricted cash)	279,274	—	279,274	—
Derivative assets	8,278	—	8,278	—
Total assets	$729,543	$2,889	$726,654	$—
Liabilities:
Derivative liabilities	$16,204	$—	$16,204	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial and derivative instruments at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities	$404,033	$404,033	$439,102	$439,102
Foreign exchange forward contract assets	$1,486	$1,486	$8,278	$8,278
Restricted investments (excluding restricted cash)	$303,112	$303,112	$279,274	$279,274
Notes receivable — noncurrent	$9,629	$9,731	$9,655	$9,633
Liabilities:
Long-term debt, including current maturities	$198,885	$199,375	$223,323	$224,435
Interest rate swap contract liabilities	$548	$548	$703	$703
Cross-currency swap contract liabilities	$7,713	$7,713	$9,673	$9,673
Foreign exchange forward contract liabilities	$4,331	$4,331	$5,828	$5,828

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

Changes in estimates for systems business sales arrangements accounted for under the percentage-of-completion method occur for a variety of reasons including but not limited to (i) changes in estimates to reflect actual costs, (ii) construction plan acceleration or delays, (iii) module cost forecast changes, and (iv) change orders from customers. Changes in estimates could have a material effect on our condensed consolidated statements of operations. The table below outlines the impact on gross profit of the aggregate net changes in systems business contract estimates (both increases and decreases) for the three months ended March 31, 2014 and 2013 as well as the number of projects that comprise such aggregate net changes in estimates. For purposes of the below table, we only include projects that have a net impact on gross profit from changes in estimates of at least $1.0 million during a period. Also included in the table below is the net change in estimates as a percentage of the aggregate gross profit for such projects for each period.

	Three Months Ended March 31,
	2014	2013
Number of projects	8	4
Decrease in gross profit resulting from net changes in estimates (in thousands)	$(9,690)	$(13,016)
Net change in estimates as percentage of aggregate gross profit for associated projects	(0.4)%	(1.1)%

11. Debt

Our long-term debt consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

			Balance (USD)
Loan Agreement	Maturity	Loan Denomination	March 31, 2014	December 31, 2013
Revolving Credit Facility (1)	July 2018 (Tranche A) October 2015 (Tranche B)	USD	$—	$—
Malaysian Ringgit Facility Agreement	September 2018	MYR	106,532	117,630
Malaysian Euro Facility Agreement	April 2018	EUR	49,565	49,699
Malaysian Facility Agreement	March 2016	EUR	42,333	55,637
Capital lease obligations	various	various	1,916	2,041
Long-term debt principal			$200,346	$225,007
Less unamortized discount			(1,461)	(1,684)
Total long-term debt			$198,885	$223,323
Less current portion			(60,656)	(60,543)
Noncurrent portion			$138,229	$162,780

(1) Maturity dates reflect July 15, 2013 amendment to Revolving Credit Facility

Revolving Credit Facility

Our credit agreement with several financial institutions as lenders, JPMorgan Securities LLC and Bank of America Securities LLC as joint-lead arrangers and bookrunners and JPMorgan Chase Bank, N.A. as administrative agent (“Revolving Credit Facility”) provides us with a senior secured credit facility with an aggregate available amount of $600.0 million, with the right to request an increase up to $750.0 million, subject to certain conditions. Borrowings under the Revolving Credit Facility bear interest at (i) the LIBOR (adjusted for Eurocurrency reserve requirements) plus a margin of 2.25% or (ii) a base rate as defined in the credit agreement plus a margin of 1.25%, depending on the type of borrowing requested by us. These margins are subject to adjustments depending on our consolidated leverage ratio. We had no borrowings under our Revolving Credit Facility, as of March 31, 2014 and December 31, 2013, respectively. We had $158.8 million and $158.6 million of letters of credit using availability under our Revolving Credit Facility, leaving $441.2 million and $441.4 million of availability at March 31, 2014 and December 31, 2013, respectively.

The Revolving Credit Facility contains financial covenants including: a leverage ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. We are also subject to customary non-financial covenants. We were in compliance with these covenants as of March 31, 2014.

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

Malaysian Ringgit Facility Agreement

FS Malaysia, our indirect wholly owned subsidiary, has entered into a credit facility agreement (“Malaysian Ringgit Facility Agreement”), among FSI as guarantor, CIMB Investment Bank Berhad, Maybank Investment Bank Berhad, and RHB Investment Bank Berhad as arrangers with CIMB Investment Bank Berhad also acting as facility agent and security agent, and the original lenders party thereto. The loans made to FS Malaysia are secured by, among other things, FS Malaysia’s leases over the leased lots on which our fifth and sixth manufacturing plants in Kulim, Malaysia (“Plants 5 and 6”) are located and all plant, machinery and equipment purchased by FS Malaysia with the proceeds of the facility or otherwise installed in or utilized in Plants 5 and 6, to the extent not financed, or subject to a negative pledge under a separate financing facility related to Plants 5 and 6. In addition, FS Malaysia’s obligations under the Malaysian Ringgit Facility Agreement are guaranteed, on an unsecured basis, by FSI. At March 31, 2014, buildings, machinery and equipment and land leases with net book values of $272.9 million were pledged as collateral for this loan.

The Malaysian Ringgit Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to incur indebtedness, create liens, effect asset sales, engage in reorganizations, issue guarantees, and make loans. In addition, the agreement includes financial covenants relating to net total leverage ratio, interest coverage ratio, total debt to equity ratio, debt service coverage ratio, and tangible net worth. It also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with the Malaysian Ringgit Facility Agreement through March 31, 2014.

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

The Malaysian Euro Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to grant liens over the equipment financed by the facilities, effect asset sales, provide guarantees, change its business, engage in mergers, consolidations and restructurings, and enter into contracts with FSI and its subsidiaries. In addition, the agreement includes the following financial covenants: maximum total debt to equity ratio, maximum total leverage ratio, minimum interest coverage ratio and minimum debt service coverage ratio. It also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with the Malaysian Euro Facility Agreement through March 31, 2014.

Malaysian Facility Agreement

FS Malaysia, our indirect wholly owned subsidiary, has entered into an export financing facility agreement (“Malaysian Facility Agreement”) with a consortium of banks. FS Malaysia’s obligations related to the agreement are guaranteed, on an unsecured basis, by FSI. In connection with the Malaysian Facility Agreement, all of FS Malaysia’s obligations are secured by a first party, first legal charge over the machinery and equipment financed by the credit facilities, and any other documents, contracts and agreements related to that machinery and equipment. Also in connection with the agreement, any payment claims of FSI against FS Malaysia are subordinated to the claims of the lenders. At March 31, 2014, machinery and equipment with a net book value of $46.9 million was pledged as collateral for these loans.

The Malaysian Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to incur indebtedness, create liens, effect asset sales, engage in reorganizations, issue guarantees, and make loans. In addition, the Malaysian Facility Agreement includes financial covenants relating to net total leverage ratio, interest coverage ratio, total debt to equity ratio, debt service coverage ratio, and tangible net worth. The Malaysian Facility Agreement also contain certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with each of the Malaysian Facility Agreement as of March 31, 2014.

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

Our long-term debt borrowing rates as of March 31, 2014 were as follows:

Loan Agreement	Borrowing Rate at March 31, 2014
Revolving Credit Facility	2.40%
Malaysian Ringgit Facility Agreement	KLIBOR plus 2.00% (2)
Malaysian Euro Facility Agreement	EURIBOR plus 1.00%
Malaysian Facility Agreement (1)	Fixed rate facility at 4.54%
Floating rate facility at EURIBOR plus 0.55% (2)
Capital lease obligations	Various

(1)	Outstanding balance split equally between fixed and floating rates.

(2)	Interest rate hedges have been entered into relating to these variable rates. See Note 8. “Derivative Financial Instruments,” to our condensed consolidated financial statements.

Future Principal Payments

At March 31, 2014, the future principal payments on our long-term debt, excluding payments related to capital leases, were due as follows (in thousands):

Remainder of 2014	$36,404
2015	57,376
2016	40,998
2017	34,559
2018	29,093
Total long-term debt future payments	$198,430

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

Loan Guarantees

At March 31, 2014 and December 31, 2013, our only loan guarantees were guarantees of our own long-term debt, as disclosed in Note 11. “Debt,” to these condensed consolidated financial statements.

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit, surety bonds, and bank guarantees to provide financial and performance assurance to third parties. Our Revolving Credit Facility provides us the capacity to issue up to $600.0 million in letters of credit, subject to certain limits depending on the currencies of the letters of credit, at a fee equal to the applicable margin for Eurocurrency revolving loans and a fronting fee. As of March 31, 2014, we had $158.8 million in letters of credit issued under the Revolving Credit Facility with a remaining availability of $441.2 million, all of which can be used for the issuance of letters of credit. The substantial majority of these letters of credit were supporting our systems business projects. As of March 31, 2014, we had $1.6 million in bank guarantees and letters of credit issued outside of our Revolving Credit Facility, some of which were posted by certain of our foreign subsidiaries and $164.1 million in surety bonds outstanding primarily for our systems business projects. The available bonding capacity under our surety lines was $372.0 million as of March 31, 2014.

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

Product warranty activities during the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Product warranty liability, beginning of period	$198,041	$191,596
Accruals for new warranties issued	11,269	10,533
Settlements	(4,079)	(10,963)
Changes in estimate of product warranty liability	3,063	(5,536)
Product warranty liability, end of period	$208,294	$185,630
Current portion of warranty liability	$68,266	$64,611
Noncurrent portion of warranty liability	$140,028	$121,019

At March 31, 2014, our accrued liability for product warranty was $208.3 million. We have historically estimated our product warranty liability for power output and defects in materials and workmanship under normal use and service conditions to have an estimated warranty return rate of approximately 3% of modules covered under warranty. A 1% change in estimated warranty return rate would change our estimated warranty liability by approximately $57.6 million.

Accrued Expenses in Excess of Product Warranty

During the period from June 2008 to June 2009, a manufacturing excursion occurred whereby certain modules manufactured during that time period may experience premature power loss once installed in the field. We initiated a voluntary remediation program beyond our standard limited warranty pursuant to which we made commitments to customers with systems containing modules manufactured during the relevant period that we would cover certain costs of remediation efforts. These remediation efforts included module removal, replacement and logistical services and additional compensation payments to customers under certain circumstances. As of each fiscal period in question, we have estimated our voluntary remediation program accrual based on evaluation and consideration of the then-currently available information, including the estimated number of affected modules in the field, historical experience related to our voluntary remediation efforts, customer-provided data related to potentially affected systems and the estimated costs of performing the logistical services covered under our remediation program. In 2013 and during the three months ended March 31, 2014, we recorded no additional expenses associated with our voluntary remediation program.

As of March 31, 2014 and December 31, 2013, accrued expenses in excess of normal product warranty liability were $49.7 million and $52.1 million, of which $11.8 million and $12.5 million, respectively, was classified as current and $37.9 million and $39.6 million, respectively, was classified as noncurrent and included in “Accrued expenses” and “Other liabilities,” in the accompanying condensed consolidated balance sheets.

As of March 31, 2014 and December 31, 2013, $41.5 million and $42.7 million of accrued expenses in excess of normal product warranty liability related to the manufacturing excursion during the period between June 2008 and June 2009, whereby certain modules manufactured during that time period may experience premature power loss once installed in the field. The accrued expenses consist primarily of estimated compensation payments to customers, under certain circumstances, for power lost prior to remediation of the customer’s system under our remediation program, and to a lesser extent, remediation efforts related to module removal, replacement and logistical services committed to by us beyond the normal product warranty.

As of March 31, 2014 and December 31, 2013, $8.2 million and $9.4 million of accrued expenses in excess of normal product warranty liability and related expenses include commitments to certain customers related to a workmanship issue potentially affecting a limited number of solar modules manufactured between October 2008 to June 2009. A limited number of the modules manufactured during that time utilized a new material and process to attach the cord plate (junction box) to the module which may not adhere securely over time. We know the serial numbers of the affected modules and have proactively contacted the system owners to repair or replace the potentially impaired modules currently in service in a manner consistent with our normal workmanship warranty. For roof-mounted systems, we will also remove and replace the affected modules at no cost to the system owner, which remediation is in excess of our limited workmanship warranty obligation.

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

Performance Guarantees

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

Under our O&M service offering, we typically include an effective availability guarantee when we provide long term total asset management services. In limited cases, a form of energy generation performance test is offered in lieu of the availability guarantee up to a maximum of five years. In such cases, liquidated damages are incurred at the lost energy price noted in the PPA. Additionally, as part of our O&M service guarantees there is potential for bonus payments.

As of March 31, 2014 and December 31, 2013, we recorded $6.7 million and $11.5 million, respectively, of estimated obligations under such arrangements, which are classified as other liabilities in our condensed consolidated balance sheets.

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

Contingent Consideration

In connection with the TetraSun and Solar Chile acquisitions, we agreed to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted project and module shipment volume milestones. We have recognized $16.1 million and $16.5 million of current liabilities and $11.8 million and $11.7 million of long-term liabilities for these contingent obligations based on their estimated fair value as of March 31, 2014 and December 31, 2013, respectively.

We continually seek to make additions to our advance stage project pipeline. We are actively developing our early to mid-stage project pipeline in order to secure PPAs and we are also pursuing opportunities to acquire advance-stage projects, which already have PPAs in place. In connection with these project acquisitions we agreed to pay additional amounts to project sellers upon achievement of project related milestones such as obtaining a purchase price agreement, obtaining financing and selling to new owner. We recognize an estimated project acquisition contingent liability when we determine that such liability is both probable and reasonably estimable and the carrying amount of the related project asset is correspondingly increased. As of March 31, 2014 and December 31, 2013, we have recorded $21.8 million and $21.3 million of current liabilities, respectively, and $47.3 million of long-term liabilities, respectively, for such contingent obligations. Any future differences between the acquisition-date contingent obligation estimate and the ultimate settlement of the obligations will be recognized primarily as an adjustment to project assets as contingent payments are considered direct and incremental to the underlying value of the related projects.

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

For modules covered under this program, at the time of sale, we record our collection and recycling obligation based on the estimated present value of the cost to collect and recycle covered solar modules within cost of sales. We estimate the cost of our collection and recycling obligations based on the present value of the expected probability weighted future cost of collecting and recycling the solar modules, which includes estimates for the cost of packaging the solar modules for transport, the cost of freight from the solar module installation sites to a recycling center, the material, labor, capital costs, and scale of recycling centers, and an estimated third-party profit margin and return on risk for collection and recycling services. We base this estimate on (i) our experience collecting and recycling our solar modules and on our expectations about future developments in recycling technologies and processes, (ii) economic conditions at the time the solar modules will be collected and recycled, and (iii) the expected timing of when our solar modules will be returned for recycling. In the periods between the time of our sales and the settlement of our collection and recycling obligations, we accrete the carrying amount of the associated liability by applying the discount rate used for its initial measurement. We classify accretion as an operating expense within selling, general and administrative expense on our condensed consolidated statement of operations. We periodically review our estimates of the expected future recycling costs and may adjust our liability accordingly.

Our module collection and recycling liabilities at March 31, 2014 and December 31, 2013, was $241.4 million and $225.2 million, respectively. A 1% increase in our annualized inflation rate used in our estimated future collection and recycling cost per module would increase our liability by $62.4 million and a 1% decrease in that rate would decrease our liability by $48.5 million.

93% of our modules sold during the quarter ended March 31, 2014 were subject to the solar module collection and recycling liability.

See Note 6. “Restricted Cash and Investments,” to our condensed consolidated financial statements for more information about our arrangements for funding of this liability.

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

The securities class action is still in the early stages and merits discovery is ongoing. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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

On July 16, 2013, a derivative complaint was filed in the Superior Court of Arizona, Maricopa County, titled Bargar et al. v. Ahearn et al., Case No. CV2013-009938, by a putative shareholder against certain current and former directors and officers of the Company. The complaint contains similar allegations to the Delaware and Arizona derivative cases, and includes claims for, among other things, breach of fiduciary duties, insider trading, unjust enrichment, and waste of corporate assets. By court order on October 3, 2013, the Superior Court of Arizona, Maricopa County granted the parties’ stipulation to defer defendants’ response to the complaint pending resolution of the Smilovits class action or expiration of the stay issued in the consolidated derivative actions in the Arizona District Court. On November 5, 2013, the matter was placed on the court’s inactive calendar until March 31, 2014. On March 28, 2014, the court continued the matter on its inactive calendar until August 29, 2014.

The Company believes that plaintiffs in the derivative actions lack standing to pursue litigation on behalf of First Solar. The derivative actions are still in the initial stages and there has been no discovery. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

13. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as share-based compensation expense over the required or estimated service period for awards expected to vest. The share-based compensation expense that we recognized in our condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Share-based compensation expense included in:
Cost of sales	$5,310	$4,516
Research and development	1,252	1,933
Selling, general and administrative	6,736	9,719
Production start-up	—	320
Total share-based compensation expense	$13,298	$16,488

The following table presents our share-based compensation expense by type of award for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Restricted and performance stock units	$12,520	$18,436
Unrestricted stock	331	300
Stock purchase plan	249	237
Net amount released from (absorbed into) inventory	198	(2,485)
Total share-based compensation expense	$13,298	$16,488

Share-based compensation expense capitalized in our inventory was $3.4 million and $3.6 million at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, we had no unrecognized share-based compensation cost related to unvested stock option awards, and $76.1 million of unrecognized share-based compensation cost related to unvested restricted and performance stock units including our stock purchase plan, which we expect to recognize as an expense over a weighted-average period of approximately 2.0 years.

The estimated forfeiture rate used to record compensation expense is based on historical forfeitures and is adjusted periodically based on actual results. At March 31, 2014 and 2013, our forfeiture rates were 9.5% and 9.0%, respectively.

14. Income Taxes

Our effective tax rates were 20.5% and 10.6% for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rate was higher during the three months ended March 31, 2014 compared with the three months ended March 31, 2013 primarily due to a greater percentage of profits earned in higher tax jurisdictions, and losses being generated in jurisdictions for which no tax benefit is being recorded. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate of 35.0% primarily due to the benefit associated with foreign income taxed at lower rates including the beneficial impact of our Malaysian tax holiday, and additional tax expense attributable to losses in jurisdictions in which no tax benefits could be recorded

Our Malaysian subsidiary has been granted a long-term tax holiday that expires in 2027. The tax holiday, which generally provides for a 100% exemption from Malaysian income tax, is conditional upon our continued compliance in meeting certain employment and investment thresholds, which we are currently in compliance with and expect to continue to comply with through the expiration of the tax holiday in 2027.

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740. It is reasonably possible that approximately $30.3 million of unrecognized tax benefits will be recognized within the next twelve months.

The Internal Revenue Service (“the IRS”) is currently examining the year 2011. In addition, the Company is subject to audits by state, local, and foreign tax authorities. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes.

The impact of implementing ASU 2013-11 for the period ended March 31, 2014, resulted in a decrease to “Deferred tax assets, net (noncurrent)” and decrease to “Other liabilities” in the amount of $50.6 million.

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

The calculation of basic and diluted net income per share for the three months ended March 31, 2014 and 2013 was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Basic net income per share
Numerator:
Net income	$112,007	$59,142
Denominator:
Weighted-average common stock outstanding	99,591	87,206
Diluted net income per share
Denominator:
Weighted-average common stock outstanding	99,591	87,206
Effect of stock options, restricted and performance stock units, and stock purchase plan shares	2,231	2,171
Weighted-average shares used in computing diluted net income per share	101,822	89,377

	Three Months Ended March 31,
	2014	2013
Per share information — basic:
Net income per share	$1.12	$0.68

Per share information — diluted:
Net income per share	$1.10	$0.66

The following number of outstanding employee stock options, restricted and performance stock units and stock purchase plan shares were excluded from the computation of diluted net income per share for the three months ended March 31, 2014 and 2013 as they would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2014	2013
Anti-dilutive shares	164	123

16. Comprehensive Income

Comprehensive income, which includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, the impact of which, has been excluded from net income and reflected as components of stockholders’ equity, was as follows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income	$112,007	$59,142
Other comprehensive income, net of tax:
Foreign currency translation adjustments	60	(3,077)
Unrealized gain (loss) on marketable securities and restricted investments for the period (net of tax of $(1,662) and $934, respectively)	20,176	(10,341)
Less: reclassification for (gains) included in net income (net of tax of $0 and $0, respectively)	—	—
Unrealized gain (loss) on marketable securities and restricted investments	20,176	(10,341)
Unrealized gain on derivative instruments for the period (net of tax of $1,463 and $(1,106), respectively)	(1,872)	1,525
Less: reclassification for (gains) included in net income (net of tax of $0 and $3,476, respectively)	(473)	(7,371)
Unrealized (loss) on derivative instruments	(2,345)	(5,846)
Other comprehensive income (loss), net of tax	17,891	(19,264)
Comprehensive income	$129,898	$39,878

Components and details of accumulated other comprehensive income (loss) at March 31, 2014 and 2013 were as follows (in thousands):

Components of Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2013	$(34,190)	$11,558	$(3,144)	$(25,776)
Other comprehensive income before reclassifications	60	20,176	(1,872)	18,364
Amounts reclassified from accumulated other comprehensive income	—	—	(473)	(473)
Net other comprehensive income (loss)	60	20,176	(2,345)	17,891
Balance as of March 31, 2014	$(34,130)	$31,734	$(5,489)	$(7,885)

Details of Accumulated Other Comprehensive Income (Loss)	Amount Reclassified	Income Statement Line Item
	Three Months Ended
	March 31, 2014
Gains and (losses) on derivative contracts
Interest Rate and Cross Currency Swap Contracts	$(259)	Interest expense
Cross Currency Swap Contracts	732	Foreign currency gain
	473	Total before tax
	—	Tax expense
	$473	Total net of tax

Components of Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2012	$(38,485)	$51,243	$(2,579)	$10,179
Other comprehensive (loss) income before reclassifications	(3,077)	(10,341)	1,525	(11,893)
Amounts reclassified from accumulated other comprehensive income	—	—	(7,371)	(7,371)
Net other comprehensive (loss)	(3,077)	(10,341)	(5,846)	(19,264)
Balance as of March 31, 2013	$(41,562)	$40,902	$(8,425)	$(9,085)

Details of Accumulated Other Comprehensive Income (Loss)	Amount Reclassified	Income Statement Line Item
	Three Months Ended
	March 31, 2013
Gains and (losses) on derivative contracts
Foreign Exchange Forward Contracts	$13,115	Net sales
Interest Rate and Cross Currency Swap Contracts	(294)	Interest expense
Cross Currency Swap Contract	(1,974)	Foreign currency (loss)
	10,847	Total before tax
	3,476	Tax expense
	$7,371	Total net of tax

17. Statement of Cash Flows

The following table presents a reconciliation of net income to net cash provided by operating activities for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income	$112,007	$59,142
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation, amortization, and accretion	60,720	56,615
Impairment and net loss on disposal of long-lived assets	4,647	913
Share-based compensation	13,298	16,488
Remeasurement of monetary assets and liabilities	1,415	(4,139)
Deferred income tax expense (benefit)	13,744	(453)
Excess tax benefits from share-based compensation arrangements	(11,680)	(24,933)
Other operating activities	151	1,400
Changes in operating assets and liabilities:
Accounts receivable, trade, unbilled and retainage	(108,182)	286,447
Prepaid expenses and other current assets	1,872	88,882
Other assets	(738)	110
Inventories and balance of systems parts	54,627	12,655
Project assets and deferred project costs	30,661	(297,028)
Accounts payable	(69,197)	(149,715)
Income taxes payable	11,066	1,839
Accrued expenses and other liabilities	(448,921)	835
Accrued solar module collection and recycling liability	16,334	17,397
Total adjustments	(430,183)	7,313
Net cash (used in) provided by operating activities	$(318,176)	$66,455

18. Segment Reporting

We operate our business in two segments. Our components segment involves the design, manufacture, and sale of solar modules which convert sunlight into electricity. We manufacture cadmium telluride (“CdTe”) modules and we also expect to begin manufacturing high-efficiency crystalline silicon modules by the end of 2014. Third-party customers of our components segment include project developers, system integrators, and owners and operators of photovoltaic (“PV”) solar power systems.

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

In our reportable segment financial disclosures, we include an allocation of sales value for all solar modules manufactured by our components segment and installed in projects sold or built by our systems segment in the net sales of our components segment. In the gross profit of our reportable segment disclosures, we include the corresponding cost of sales value for the solar modules installed in projects sold or built by our systems segment in the components segment. The cost of solar modules is comprised of the manufactured cost incurred by our components segment.

Refer to Note 23. “Segment and Geographical Information,” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a complete discussion of our segment reporting.

Financial information about our reportable segments during the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three Months Ended March 31,			Three Months Ended March 31,
	2014			2013
	Components	Systems	Total	Components	Systems	Total
Net sales	$316,858	$633,300	$950,158	$356,596	$398,609	$755,205
Gross profit	$25,088	$211,623	$236,711	$11,609	$157,717	$169,326
(Loss) income before income taxes	$(29,426)	$170,286	$140,860	$(49,538)	$115,727	$66,189
Goodwill	$16,152	$68,833	$84,985	$—	$68,833	$68,833
Total assets	$3,931,076	$2,445,277	$6,376,353	$3,867,970	$2,426,455	$6,294,425

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems net sales recognized for the three months ended March 31, 2014 and 2013. For the purposes of the following table, (i) “Solar module revenue” is composed of total revenues from the sale of solar modules to third parties, which does not include any systems segment product or service offerings and (ii) “Solar power system revenue” is composed of total revenues from the sale of our solar power systems and related products and services including the solar modules installed in such solar power systems.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Solar module revenue	$41,001	$193,250
Solar power system revenue	909,157	561,955
Net sales	$950,158	$755,205

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933, which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs, warranties, solar module efficiency and balance of systems (“BoS”) cost reduction roadmaps, restructuring, product reliability and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; our ability to reduce the costs to construct photovoltaic (“PV”) solar power systems; research and development programs and our ability to improve the conversion efficiency of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue” and the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in Item 1A: “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this Quarterly Report on Form 10-Q, Current Reports on Form 8-K and other reports filed with the SEC. You should carefully consider the risks and uncertainties described under this section.

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

The following table summarizes certain financial information for the three months ended March 31, 2014 and 2013 (in thousands, except percentage and per share data):

	Three Months Ended March 31,
	2014	2013	Three Month Period Change
Net sales	$950,158	$755,205	$194,953	26%
Cost of sales	713,447	585,879	127,568	22%
Gross profit	236,711	169,326	67,385	40%
Gross profit as a percentage of net sales	24.9%	22.4%
Research and development	38,773	29,931	8,842	30%
Selling, general and administrative	58,664	74,465	(15,801)	(21)%
Production start-up	—	1,376	(1,376)	(100)%
Restructuring and asset impairments	—	2,347	(2,347)	(100)%
Total operating expenses	97,437	108,119	(10,682)	(10)%
Operating income	139,274	61,207	78,067	128%
Other income	1,586	4,982	(3,396)	(68)%
Income tax expense	28,853	7,047	21,806	309%
Net income	$112,007	$59,142	$52,865	89%
Diluted net income per share	$1.10	$0.66

Certain highlights of our financial results and other key developments include:

•
Net sales for the three months ended March 31, 2014 increased by 26% to $950.2 million compared to $755.2 million for the same period in 2013. This increase in net sales was due to higher systems business project revenues, partially offset by lower sales volume to third-party module customers. The increase in systems revenue was primarily attributable to meeting the criteria for full revenue recognition on our 139 MW Campo Verde project. In addition, we continued construction and related revenue recognition on our AV Solar Ranch One, Desert Sunlight and Topaz projects.

•
Module shipments were 0.3 GW DC during the quarter ended March 31, 2014. Module shipments do not have a direct correlation to net sales as module shipments do not represent total systems revenues and do not consider the timing of when all revenue recognition criteria are met including timing of module installation.

•
New bookings during the period January 1, 2014 through May 6, 2014 were 0.4 GW DC and reflect a recently signed EPC agreement to build the 150 MW AC Imperial Solar Energy Center West solar power plant in California. In addition, we announced the execution of a Power Purchase Agreement (“PPA”) for a planned 53 MW AC solar plant in Hashemite Kingdom of Jordan between a Shams Ma’an Power Generation/First Solar consortium and Jordan’s power regulation authority. We also entered into EPC agreements with EDF Renewable Energy to build 43 MW AC of solar projects on three sites in California. The remainder of bookings consisted primarily of module sales.

•
Gross profit increased 2.5 percentage points to 24.9% during the quarter ended March 31, 2014 from 22.4% during the quarter ended March 31, 2013, primarily due to the mix of higher gross profit projects sold and under construction between the periods, favorable capacity utilization, throughput improvements and lower manufacturing and raw material costs partially offset by lower average selling prices of our modules.

•
As of March 31, 2014, we had 28 installed production lines with an annual global manufacturing capacity of approximately 2.2 GW at our manufacturing plants in Perrysburg, Ohio, and Kulim, Malaysia. We produced 0.4 GW DC of solar modules during the quarter ended March 31, 2014 which represents a 19% increase from the same period in 2013. We expect to produce approximately 1.9 GW of solar modules during 2014. This increase in production year-over-year is due to improved plant utilization, higher module efficiency and throughput improvements on the same number of production lines. During the three months ended March 31, 2014, we ran our factories at approximately 82% capacity utilization, which represents a 7 percentage points increase from the quarter ended March 31, 2013.

•	The average conversion efficiency of our modules was 13.5% in the first quarter of 2014, which is an improvement of 60 basis points year-over-year.

•
We announced the setting of a world record for CdTe PV module conversion efficiency, achieving a total area module efficiency of 17.0%. The total area module efficiency was certified at the U.S. Department of Energy’s National Renewable Energy Laboratory. This new record is an increase over the prior record of 16.1% efficiency, which we set in April 2013. This announcement comes weeks after we announced we achieved a world record CdTe research cell efficiency of 20.4%. The record-setting module was created using production-scale processes and materials, and included several recent technology enhancements that are incrementally being implemented on our commercial production lines.

Market Overview

The solar industry continues to be characterized by intense pricing competition, both at the module and system level. In the aggregate, we believe manufacturers of solar modules and cells have installed production capacity that exceeds global demand. We believe the solar industry will continue to experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will put pressure on pricing. In light of such market realities, we continue to execute our Long Term Strategic Plan described below under which we are focusing on our competitive strengths. A key core strength is our differentiated, vertically integrated business model that enables us to provide utility-scale PV generation solutions to sustainable geographic markets that have an immediate need for mass-scale PV electricity.

We believe industry module average selling prices have begun to show signs of stabilization in several markets, after a long period of significant decline across multiple markets. Lower industry module pricing, while currently challenging for certain solar manufacturers (particularly manufacturers with high cost structures), is expected to continue to contribute to global market diversification and volume elasticity. Over time, declining average selling prices are consistent with the erosion of one of the primary historical constraints to widespread solar market penetration, its affordability. In the near term, however, declining average selling prices could adversely affect our results of operations. If competitors reduce module pricing to levels below their cash manufacturing costs, or are able to operate at negative or minimal operating margins for sustained periods of time, our results of operations could be further adversely affected. We continue to mitigate this uncertainty in part by executing on and building our advance-stage utility-scale systems pipeline, accelerating our module efficiency improvement and BoS cost reduction roadmaps to maintain and increase our competitiveness, profitability and capital efficiency, adjusting our production plans and capacity utilization, and continuing the development of worldwide geographic markets.

In the components business, we continue to face intense competition from manufacturers of crystalline silicon solar modules and other types of solar modules and PV systems. Solar module manufacturers compete with one another in several product performance attributes, including reliability and selling price per watt, and, with respect to solar power systems, net present value (“NPV”), return on equity (“ROE”) and levelized cost of electricity (“LCOE”), meaning the net present value of total life cycle costs of the solar power project divided by the quantity of energy which is expected to be produced over the system’s life. We believe we are among the lowest cost PV module manufacturers in the solar industry on a module cost per watt basis, based on publicly available information. This cost competitiveness is reflected in the price at which we sell our modules and fully integrated PV solar power systems and enables our PV solar power systems to compete favorably. Our cost competitiveness is based in large part on our proprietary technology (which enables conversion efficiency improvements and enables us to produce a module in less than 2.5 hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), our scale, and our operational excellence. In addition, our CdTe modules use approximately 1-2% of the amount of the polysilicon that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels. Polysilicon costs had periods of decline over the past several years, contributing to a decline in our manufacturing cost competitiveness over traditional crystalline silicon module manufacturers. Given the lower conversion efficiency of our modules compared to certain types of crystalline silicon modules, there may be higher BoS costs associated with systems using our modules. Thus, to compete effectively on the basis of LCOE, our modules need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules with higher conversion efficiencies. We continue to reduce BoS costs associated with PV solar power systems using our modules. We believe we can continue to reduce BoS costs by improving module conversion efficiency, leveraging volume procurement around standardized hardware platforms, using innovative installation techniques and know how, and accelerating installation times. BoS costs can represent a significant portion of the costs associated with the construction of a typical utility-scale PV solar power system.

While our modules and PV solar power systems are generally competitive in cost, reliability and performance attributes, there can be no guarantee such competitiveness will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in additional margin compression, further declines in the average selling prices of our solar modules, erosion in our market share for modules and PV solar power systems, decreases in the rate of net sales growth, and/or declines in overall net sales. We have taken, and continue to take, various actions to mitigate the potential impact resulting from competitive pressures, including adjusting our pricing policies as necessary, accelerating progress along our module efficiency improvement and BoS cost reduction roadmaps, and further focusing our research and development on increasing the conversion efficiency of our solar modules.

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

Certain Trends and Uncertainties

We believe that our continuing operations may be favorably or unfavorably impacted by the following trends and uncertainties that may affect our financial condition and results of operations. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2014 and the risks described elsewhere in this report (the “Risk Factors”) for a discussion of other risks that may affect our financial condition and results of operations.

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

Joint ventures or other business arrangements with strategic partners are a key part of our LTSP, and we have begun initiatives in several markets using such arrangements to expedite our penetration of those markets and establish relationships with potential customers and policymakers. Some of these business arrangements have and are expected in the future to involve significant investments or other allocations of capital on our part. We are in the process of developing relationships with policymakers, regulators, and end customers in each of these markets with a view to creating markets for utility scale PV solar power systems. We sell solar power solutions directly to end customers, including independent power producers, utilities, retail electricity providers and commercial and industrial customers. Depending on the market opportunity, our sales offerings range from module only sales, to module sales with a range of development, engineering, procurement and construction services and solutions, to full turn-key PV solar power system sales. We expect these sales offerings to continue to evolve over time as we work with our customers to optimize how our PV solar generation solutions can best meet our customers’ energy and economic needs. In addition to our utility-scale power plant offerings, we have fuel displacement, commercial and industrial and off-grid and energy access offerings.

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

Construction of Some of the World’s Largest Solar PV Power Systems

In North America, we continue to execute on our advanced-stage utility-scale project pipeline. We expect a substantial portion of our consolidated net sales, operating income and cash flows through 2016 to be derived from several large projects in North America, including the following projects which are currently or will be among the world’s largest PV solar power systems: the 550 MW Topaz Solar Farm, located in San Luis Obispo County, California; the 550 MW Desert Sunlight Solar Farm, located west of Blythe, California; the 250 MW McCoy Solar Energy Project, located in Riverside County, California; the 250 MW Silver State South project, located near Primm in Clark County, Nevada; the 150MW Imperial Solar Energy Center West project, located in California; and the 58 MW Copper Mountain Solar 2 project, part of the 150 MW Copper Mountain Solar complex in Boulder City, Nevada. Please see the tables under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Systems Project Pipeline” for additional information about these and other projects within our systems business advanced-stage project pipeline. Construction progress of these projects is subject to risks and delays as described in the Risk Factors. Revenue recognition for these and other systems projects is in many cases not linear in nature due to the timing of when all revenue recognition criteria have been or are expected to be met, and consequently period over period comparisons of results of operations may not be meaningful. As we progress construction towards substantial completion of these PV power systems, we may have a larger portion of our net sales, operating income and cash flows come from future sales of solar offerings outside of North America, pursuant to our LTSP described above. North America however, will continue to represent a meaningful portion of our net sales, operating income and cash flows as a significant portion of our advance-stage project pipeline, excluding the projects above, is also comprised of projects in North America.

Systems Project Pipeline

The following tables summarize, as of May 6, 2014, our approximately 3.5 GW systems business advanced-stage project pipeline. As of March 31, 2014, for the Projects Sold/ Under Contract in our advanced-stage project pipeline of approximately 2.3 GW, we have recognized revenue with respect to the equivalent of approximately 1.0 GW. Such MW equivalent amount refers to the ratio of revenue recognized for the Projects Sold/ Under Contract in our advanced-stage project pipeline compared to total contracted revenue for such projects, multiplied by the total MW for such projects. The remaining revenue to be recognized subsequent to March 31, 2014 for the Projects Sold/ Under Contract in our advanced-stage project pipeline is expected to be approximately $3.4 billion. The substantial majority of such amount is expected to be recognized as revenue through the later of the substantial completion or project closing dates of the Projects Sold/ Under Contract. The remaining revenue to be recognized does not have a direct correlation to expected remaining module shipments for such Projects Sold/ Under Contract as expected module shipments do not represent total systems revenues and do not consider the timing of when all revenue recognition criteria are met including timing of module installation. The actual volume of modules installed in our Projects Sold/ Under Contract will be greater than the Project Size in MW AC as module volumes required for a project are based upon MW DC, which will be greater than the MW AC size pursuant to a DC-AC ratio typically ranging from 1.2 to 1.4. Such ratio varies across different projects due to various system design factors. Projects are removed from our advanced-stage project pipeline tables below once we have completed construction and after all revenue has been recognized.

We continually seek to make additions to our advanced-stage project pipeline.  We are actively developing our early to mid-stage project pipeline in order to secure PPAs and we are also pursuing opportunities to acquire advanced-stage projects, which already have PPAs in place. New additions to our advanced-stage project pipeline during the period January 1, 2014 through May 6, 2014 include a recently signed EPC agreement to build the 150 MW AC Imperial Solar Energy Center West solar power plant in California. In addition, during the first quarter of 2014 we announced the execution of a PPA for a planned 53 MW AC solar plant in Hashemite Kingdom of Jordan between a Shams Ma’an Power Generation/First Solar consortium and Jordan’s power regulation authority. We also entered into EPC agreements with EDF Renewable Energy to build 43 MW AC of solar projects on three sites in California.

Projects Sold/Under Contract
(Includes uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements including partner developed projects that we will be or are constructing)

					As of March 31, 2014
Project/Location	Project Size in MW AC (1)	Power Purchase Agreement (“PPA”)	Third Party Owner/Purchaser	Expected Year Revenue Recognition Will Be Completed By	Percentage Complete	Percentage of Revenue Recognized
Topaz, California	550	PG&E	MidAmerican	2014/2015	81%	81%
Desert Sunlight, California	550	PG&E / SCE	NextEra/GE/Sumitomo	2014/2015	82%	67%
McCoy, California	250	SCE	NextEra (2)	2016	—%	—%
Silver State South, Nevada	250	SCE	NextEra (9)	2016	—%	—%
AVSR, California	230	PG&E	Exelon	2014	96%	96%
AGL, Australia	155	AGL	AGL (2) (6)	2015	5%	5%
Imperial Solar Energy Center West, California	150	SDG&E	Tenaska(2)	2016	—%	—%
California (Multiple Locations) (10)	79	PG&E/ SCE	Various (2)	2014	3%	—%
CID Solar and Cottonwood, California	43	PG&E / Marin Clean Energy	EDF Renewable Energy (2)	2015	—%	—%
Copper Mountain 2, Nevada	58	PG&E	Sempra (2)	2015 (3)	—%	—%
PNM3, New Mexico	15	UOG (4)	PNM (2)	2015	—%	—%
Total	2,330
Projects with Executed PPA - Not Sold/ Not Contracted

Project/Location	Fully Permitted	Project Size in MW AC (1)	Power Purchase Agreement (“PPA”)	Expected or Actual Substantial Completion Year	As of March 31, 2014 Percentage Complete
Stateline, California	No	300	SCE	2016	—%
Moapa, Nevada	No	250	LADWP	2015	5%
SolarGen 2, California	Yes	150	SDG&E	2014	87%
California Flats, California	No	150	PG&E	2016 (5)	—%
North Star, California	No	60	PG&E	2015	—%
Shams Ma’an, Jordan	No	53	NEPCO (2) (12)	2016	—%
Macho Springs, New Mexico	Yes	50	El Paso Electric	2014	96%
Cuyama, California	No	40	PG&E	2015/2016 (5)	—%
Kingbird, California	No	40	SCPPA (8)/City of Pasadena	2015	—%
Lost Hills, California	Yes	32	PG&E	2015 (7)	—%
PNM 3, New Mexico	No	8	UOG (2) (4)	2014	—%
Barilla, Texas	No	22	(11)	2014	18%
Maryland Solar, Maryland	Yes	20	FE Solutions	2014	100%
Total		1,175
Key:

(1)
The volume of modules installed in MW DC (“direct current”) will be higher than the MW AC (“alternating current”) size pursuant to a DC-AC ratio typically ranging from 1.2-1.4. Such ratio varies across different projects due to various system design factors

(2)	EPC contract or partner developed project

(3)	First 92 MW AC phase was completed in 2012. Remaining phase is 58 MW AC for which substantial completion is expected in 2015

(4)	UOG = Utility Owned Generation

(5)	PPA term does not begin until 2019

(6)	First Solar will own five percent of projects (Nyngan and Broken Hill)

(7)	Project has short-term PPA that begins in 2015 with PG&E PPA beginning in 2019

(8)	SCPPA = Southern California Public Power Authority

(9)	Project sale closing subject to certain conditions precedent

(10)	Kent South (Kings County), Kansas (Kings County), Adams East (Fresno County) and Old River (Kern County)

(11)	Merchant Plant - No PPA

(12)	NEPCO = National Electric Power Company, the country of Jordan’s regulatory authority for power generation and distribution and First Solar will own fifteen percent of project

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	75.1%	77.6%
Gross profit	24.9%	22.4%
Research and development	4.1%	4.0%
Selling, general and administrative	6.2%	9.9%
Production start-up	—%	0.2%
Restructuring and asset impairments	—%	0.3%
Operating income	14.7%	8.1%
Foreign currency (loss) gain	(0.1)%	0.2%
Interest income	0.5%	0.7%
Interest expense, net	—%	(0.1)%
Other expense, net	(0.2)%	(0.1)%
Income tax expense	3.0%	0.9%
Net income	11.8%	7.8%

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

Our second segment is our fully integrated systems business (“systems segment”), through which we provide complete turn-key PV solar power systems, or solar solutions that draw upon our capabilities, which include (i) project development, (ii) EPC services, (iii) O&M services, and (iv) project finance expertise. We may provide our full EPC services or any combination of individual products and services within our EPC capabilities depending upon the customer and market opportunity. All of our systems segment products and services are for PV solar power systems which primarily use our solar modules, and such products and services are sold directly to investor owned utilities, independent power developers and producers, commercial and industrial companies, and other PV solar power system owners.

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

See also Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Systems Project Pipeline” for a description of the projects in our advanced-stage project pipeline. Due to the distinct size, profitability and terms of the underlying sales arrangements for each project under construction, timing of meeting all revenue recognition criteria may create uneven net sales and gross profit patterns, making year over year comparisons less meaningful.

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems net sales for the three months ended March 31, 2014 and 2013. For the purpose of the following table, (a) Solar module revenue is composed of total net sales from the sale of solar modules to third parties, and (b) Solar power system revenue is composed of total net sales from the sale of PV solar power systems and related services and solutions including the solar modules installed in the PV solar power systems we develop and construct.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Three Month Period Change
Solar module revenue	$41,001	$193,250	$(152,249)	(79)%
Solar power system revenue	909,157	561,955	347,202	62%
Net sales	$950,158	$755,205	$194,953	26%

Solar module revenue sales to third parties decreased $152.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to a 74% decrease in volume of watts sold and a 19% decrease in average selling prices per watt.

Solar power system revenue increased $347.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to the number and size of projects under construction between these periods as well as the timing of when all revenue recognition criteria have been met. The increase in systems revenue was primarily attributable to meeting the criteria for full revenue recognition on our 139 MW Campo Verde project. The Campo Verde solar project was sold to Southern Company subsidiary Southern Power and Turner Renewable Energy in the second quarter of 2013 and reached commercial operation in fall 2013. The sales transaction did not previously meet the sales criteria given our significant continuing involvement after the sale; as such, the sales transaction was previously accounted for under the deposit method of accounting rather than as a sale. Substantially all proceeds from the sale of the Campo Verde project were collected in 2013 and substantially all revenue related to the project was recognized during the first quarter of 2014. During the three months ended March 31, 2014 we also commenced construction on 102 MW AGL Nyngan Solar Project in Australia and recognized related initial revenue reflecting progress made. In addition, our system revenue increased due to continued construction and related revenue recognition on our Desert Sunlight project offset by lower net sales for our completed Agua Caliente, Imperial Valley Energy Center South, Alpine and DEWA projects and partially completed AV Solar Ranch One and Topaz projects. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Systems Project Pipeline” for percentage complete and percentage of revenue recognized for these projects.

As a percentage of total net sales, our solar power systems which include both our EPC revenue and solar modules used in the systems projects, increased from 74% to 96% of total net sales during the three months ended March 31, 2013 and 2014, respectively. The sequential mix shift in net sales was primarily driven by lower module-only sales as the prior year quarter included 128 MW of module volume used in the construction of a project in Europe.

Three Months Ended March 31, 2014 and 2013

Net sales

Components Business

We generally price and sell our solar modules per watt of name plate power. During the three months ended March 31, 2014, a significant portion of net sales from the components business was related to modules included in our PV solar power systems described below under “Net Sales-Systems Business.” Other than the modules included in our PV solar power systems, we sold the majority of our solar modules to PV solar power system project developers and system integrators, and operators who own, operate, or construct solar projects in the United Kingdom, France, India, United States and Germany.

From time to time we enter into module sales agreements with customers worldwide for specific projects or volumes of modules. Such agreements are generally not long term in nature. During the three months ended March 31, 2014 and 2013, 57% and 52%, respectively of our components business net sales, excluding modules included in our PV solar power systems, were denominated in Euros and were subject to fluctuations in the exchange rate between the Euro and U.S. dollar.

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

The following table shows net sales by reporting segment for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Three Month Period Change
Net Sales
Components	$316,858	$356,596	$(39,738)	(11)%
Systems	633,300	398,609	234,691	59%
Total Net sales	$950,158	$755,205	$194,953	26%

The 26% increase in net sales during the three months ended March 31, 2014 compared with the three months ended March 31, 2013 was primarily due to a 59% increase in net sales from our systems segment, partially offset by an 11% decrease in net sales from our components segment.

Net sales from our components segment, which includes solar modules used in our systems projects, decreased $39.7 million primarily due to a 11% decrease in average selling prices.

Net sales from our systems segment, which excludes solar modules used in our systems projects, increased by $234.7 million, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to the number and size of projects under construction between these periods as well as the timing of when all revenue recognition criteria have been met. The increase in systems revenue was primarily attributable to meeting the criteria for full revenue recognition on our 139 MW Campo Verde project. The Campo Verde solar project was sold to Southern Company subsidiary Southern Power and Turner Renewable Energy in the second quarter of 2013 and reached commercial operation in fall 2013. The sales transaction did not previously meet the sales criteria given our significant continuing involvement after the sale; as such, the sales transaction was previously accounted for under the deposit method of accounting rather than as a sale. Substantially all proceeds from the sale of the Campo Verde project were collected in 2013 and substantially all revenue related to the project was recognized during the first quarter of 2014. During the three months ended March 31, 2014 we also commenced construction on 102 MW AGL Nyngan Solar Project in Australia and recognized related initial revenue reflecting progress made. In addition, our system revenue increased due to continued construction and related revenue recognition on our Desert Sunlight project offset by lower net sales for our completed Agua Caliente, Imperial Valley Energy Center South, Alpine and DEWA projects and partially completed AV Solar Ranch One and Topaz projects. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Systems Project Pipeline” for percentage complete and percentage of revenue recognized for these projects.

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

The following table shows cost of sales by reporting segment for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Three Month Period Change
Cost of Sales
Components	$291,770	$344,987	$(53,217)	(15)%
Systems	421,677	240,892	180,785	75%
Total Cost of Sales	$713,447	$585,879	$127,568	22%
% of net sales	75.1%	77.6%

Our cost of sales increased $127.6 million or 22% and decreased 2.5% as a percentage of net sales for the three months ended March 31, 2014 compared with the three months ended March 31, 2013. The increase in cost of sales was primarily due to a $180.8 million increase in our systems segment cost of sales primarily for BoS components and other construction and development costs related to an increase in the number of solar power systems under construction or the timing of when all revenue recognition criteria have been met between the periods. The increase in systems segment cost of sales was primarily attributable to our Campo Verde project having met the criteria for full revenue recognition. In addition, our system segment cost of sales increased due to continued construction and related revenue recognition on our Desert Sunlight and AGL Nyngan projects offset by lower cost of sales related to our completed Agua Caliente, Imperial Valley Energy Center South, and DEWA projects and partially completed AV Solar Ranch One and Topaz projects.

The increase in our system segment cost of sales was partially offset by a reduction of cost of sales of $53.2 million in our components segment primarily as a result of the following:

•
Module efficiency improvements, manufacturing process and raw material cost reductions and throughput enhancements, variable cost declines related to lower estimated future recycling obligations combined with decreases in volume of solar modules sold resulted in a reduction to cost of sales of $48.8 million;

•	Expenses associated with inventory write-downs to lower of cost or market and other adjustments declined by $4.7 million; and

•
Underutilization of our manufacturing capacity decreased by 7 percentage points as we ran our factories at approximately 82% of capacity utilization for the three months ended March 31, 2014 versus 75% of capacity utilization during the three months ended March 31, 2013, causing a $4.9 million reduction in cost of sales.

Gross profit

Gross profit is affected by numerous factors, including our module and system average selling prices, our manufacturing costs, BoS costs, project development costs, the effective utilization of our production capacity and facilities, and foreign exchange rates. Gross profit is also affected by the mix of net sales generated by our components and systems businesses. Gross profit for our systems business excludes the sales and cost of sales for solar modules, used in our systems projects which we include in the gross profit of our components business.

The following table shows gross profit for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Three Month Period Change
Gross profit	$236,711	$169,326	$67,385	40%
% of net sales	24.9%	22.4%

Gross profit increased 2.5 percentage points to 24.9% during the quarter ended March 31, 2014 from 22.4% during the quarter ended March 31, 2013, primarily due to the mix of higher gross profit projects sold and under construction between the periods, favorable capacity utilization, throughput improvements and lower manufacturing and raw material costs partially offset by lower average selling prices of our modules.

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

The following table shows research and development expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Three Month Period Change
Research and development	$38,773	$29,931	$8,842	30%
% of net sales	4.1%	4.0%

The increase in research and development expense of $8.8 million was primarily due to: (i) costs related to our joint collaboration agreement with GE encompassing a number of different projects with focus on advancing our CdTe technology; (ii) write-offs and loss on sale of certain research equipment which was deemed to have no future use; (iii) development of next-generation CdTe solar module technology; and (iv) incremental labor, facility and depreciation expenses as well as additional costs relating to testing of the TetraSun cell manufacturing technology.

During the three months ended March 31, 2014, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the average conversion efficiency of our solar modules from 12.9% for the three months ended March 31, 2013 to 13.5% for the three months ended March 31, 2014.

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

The following table shows selling, general and administrative expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Three Month Period Change
Selling, general and administrative	$58,664	$74,465	$(15,801)	(21)%
% of net sales	6.2%	9.9%

Our selling, general and administrative expenses decreased by $15.8 million, or 21%, and were 6.2% and 9.9% as a percentage of net sales, when comparing the three months ended March 31, 2014 and 2013, respectively. The most significant items affecting our selling, general and administrative costs during the three months ended March 31, 2014 and 2013 are summarized as follows:

•
Salary and benefit expense decreased by $8.9 million, primarily in connection with an decrease in salaries of $5.9 million due to headcount reductions and lower incentive compensation, combined with a decrease of $3.0 million in share based compensation expense. Share based compensation expense decreased primarily as a result of an increase in our estimated forfeiture rate between the periods, combined with an increase in actual forfeitures;

•	Depreciation and amortization expense declined $4.6 million mainly due to accelerated depreciation for certain leasehold improvements and sale of our Mesa facility in 2013;

•	Legal, project, business development and professional services fees decreased by $2.7 million mainly due to lower legal fees incurred during the current period; and

•
Infrastructure expenses including freight, facilities, rent and utilities increased primarily due to increases in freight expense associated with moving of our equipment from our sold Mesa facility and rent expense associated with new operating leases.

Production start-up

Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs, and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. In general, we expect production start-up expense per production line to be higher when we build an entirely new manufacturing facility compared with the addition of new production lines at an existing manufacturing facility or implementing changes to our manufacturing process at such existing facilities, primarily due to the additional infrastructure investment required when building an entirely new facility. On a going forward basis, we expect that the only costs included in production start-up expense will be plant level expansions. Production start-up expense is attributable to our components segment.

The following table shows production start-up expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Three Month Period Change
Production start-up	$—	$1,376	$(1,376)	(100)%
% of net sales	—%	0.2%

During the three months ended March 31, 2014 and 2013, we incurred zero and $1.4 million, respectively, of production start-up expenses. Expenses are primarily for our global manufacturing personnel dedicated to plant expansion, new equipment installation, equipment upgrades and process improvements for both new and existing plants.

Restructuring and asset impairments

Restructuring expenses include those expenses incurred related to material restructuring initiatives and include severance and employee termination costs, that are directly related to our restructuring initiatives, costs associated with contract terminations and other restructuring related costs. These restructuring initiatives are intended to align the organization with the current business conditions (including expected sustainable market opportunities) and reduce costs.

The following table shows restructuring and asset impairments expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Three Month Period Change
Restructuring and asset impairments	$—	$2,347	$(2,347)	(100)%
% of net sales	—%	0.3%

During the three months ended March 31, 2014 and 2013, we incurred zero and $2.3 million, respectively, of restructuring and asset impairment charges. The charges for the three months ended March 31, 2013 related to the April 2012 European restructuring initiatives, which included charges associated with the closure of our German manufacturing plants.

Foreign currency (loss) gain

Foreign currency (loss) gain consists of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency (loss) gain for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Three Month Period Change
Foreign currency (loss) gain	$(579)	$1,618	$(2,197)	136%

Foreign currency (loss) gain increased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to differences between our economic hedge positions and the underlying exposure, and changes in the associated exchange rates.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, and restricted cash and investments. Interest income also includes interest received from notes receivable and any interest collected for late customer payments.

The following table shows interest income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Three Month Period Change
Interest income	$4,321	$4,947	$(626)	(13)%

Interest income decreased $0.6 million during the three months ended March 31, 2014 compared with the three months ended March 31, 2013 primarily due to recognition of $1.4 million of interest received on note receivable, affiliate during the first quarter of 2013, partially offset by increased interest earned on higher average balances of our cash, cash equivalents and marketable securities during the first quarter of 2014.

Interest expense, net

Interest expense is incurred on various debt financings. We capitalize interest expense into our property, plant and equipment or project assets when such costs qualify for interest capitalization, reducing the amount of interest expense reported in any given period.

The following table shows interest expense, net for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Three Month Period Change
Interest expense, net	$(410)	$(750)	$340	(45)%

Interest expense, net of amounts capitalized, decreased during the three months ended March 31, 2014 compared with the three months ended March 31, 2013, primarily as a result of a decrease in average outstanding debt between the periods partially offset by a reduction in the amounts capitalized during the period.

Other expense, net

Other income (expense), net is primarily comprised of other miscellaneous items, amounts excluded from hedge effectiveness, and realized gains/losses on the sale of marketable securities.

The following table shows other income (expense), net for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Three Month Period Change
Other expense, net	$(1,746)	$(833)	$(913)	110%

Other expense, net, increased during the three months ended March 31, 2014 compared with the three months ended March 31, 2013, primarily as a result of amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges and other miscellaneous items.

Income (Loss) Before Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Three Month Period Change
Income (loss) before income taxes
Components	$(29,426)	$(49,538)	$20,112	(41)%
Systems	170,286	115,727	54,559	47%
Total income (loss) before income taxes	$140,860	$66,189	$74,671	113%

Components segment loss before income taxes decreased by $20.1 million, during the three months ended March 31, 2014 compared with the three months ended March 31, 2013, primarily due to (i) decreases in cost of sales attributable to module efficiency improvements, manufacturing process and raw material cost reductions and throughput enhancements, lower estimated future recycling obligations combined with decreases in volume of solar modules sold; (ii) lower restructuring charges and (iii) decreases in underutilization during the periods, partially offset by a decrease in average selling prices.

Systems segment income before income taxes increased $54.6 million, during the three months ended March 31, 2014 compared with the three months ended March 31, 2013, primarily due an increase in the number and size of projects under construction for which revenue was recognized during the three months ended March 31, 2014 compared with the three months ended March 31, 2013.

Income tax expense

Income taxes are imposed on our taxable income by taxing authorities in the various jurisdictions in which we operate, principally the United States, Germany, and Malaysia. The statutory federal corporate income tax rate in the United States is 35.0%, while the tax rates in Germany and Malaysia are approximately 30.7% and 25.0%, respectively. In Malaysia, we have been granted a long-term tax holiday, scheduled to expire in 2027, pursuant to which substantially all of our income earned in Malaysia is exempt from income tax.

The following table shows consolidated income tax expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Three Month Period Change
Income tax expense	$28,853	$7,047	$21,806	309%
Effective tax rate	20.5%	10.6%

Income tax expense increased by $21.8 million during the three months ended March 31, 2014 compared with the three months ended March 31, 2013 primarily due to a greater percentage of profits earned in higher tax jurisdictions, and losses being generated in jurisdictions for which no tax benefit is being recorded. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate of 35.0% primarily due to the benefit associated with foreign income taxed at lower rates including the beneficial impact of our Malaysian tax holiday, and additional tax expense attributable to losses in jurisdictions in which no tax benefits could be recorded. See Note 14. “Income Taxes,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

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

For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2014.

Recent Accounting Pronouncements

See Note 3. “Recent Accounting Pronouncements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of March 31, 2014, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities including the contracted portion of our advanced-stage project pipeline, availability under our Revolving Credit Facility considering minimum liquidity covenant requirements, and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We intend to continue to carefully manage credit and market risk.

Cash generated from operations, including the contracted portion of our advanced-stage project pipeline, is our primary source of operating liquidity and we believe that internally generated cash flows combined with our existing cash and cash equivalents, marketable securities, and availability under our Revolving Credit Facility considering minimum liquidity covenant requirements, are sufficient to support day-to-day business operations. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. In July 2013, we entered into an amendment to our Revolving Credit Facility, which extended $450.0 million in availability through July 2018. Additionally, we have an active shelf registration statement filed with the SEC for issuance of debt or equity securities if needed.

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

As of March 31, 2014, we had $1,379.2 million in cash, cash equivalents, and marketable securities compared with $1,764.2 million as of December 31, 2013. Cash, cash equivalents, and marketable securities as of March 31, 2014 decreased primarily as the result of cash used in operating activities, the repayment of long-term debt, and the purchase of property, plant and equipment. As of March 31, 2014 and December 31, 2013, $1,117.4 million and $1,172.6 million, respectively, of our cash, cash equivalents, and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar and Euro denominated holdings. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Our expanding systems business requires liquidity and is expected to continue to have significant liquidity requirements in the future. The net amount of our project assets, deferred project costs, billings in excess of costs and estimated earnings and payments and billings for deferred project costs, which approximates our net capital investment in under development, under construction and completed PV solar power systems as of March 31, 2014 was $902.3 million. Solar power project development and construction cycles, which span the time between the identification of a site location to the commercial operation of a PV solar power system, vary substantially and can take many years to mature. As a result of these long project cycles, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such PV solar power systems. These amounts include payment of interconnection and other deposits (some of which are non-refundable), posting of letters of credit, and incurring engineering, permitting, legal, and other expenses. Additionally, we may choose to use, and from time to time have used, our working capital, the availability under our Revolving Credit Facility, or non-recourse project financing to finance the construction of our systems projects, if such projects cannot be sold before construction begins. Depending upon the size and number of projects that we are developing and self-financing the construction of, the systems business has and is expected in the future to require significant liquidity. For example, we may have to substantially complete the construction of a systems project before such project is sold. Delays in construction progress or in completing the sale of our systems projects which we are self-financing may also impact our liquidity. We have historically financed these up-front investments for project development and when necessary, construction, primarily using working capital.

Additionally, we are evolving into a more flexible business model in which we may choose to retain ownership of one or more of our systems projects for a period of time after they become operational up to the useful life of the PV solar power system if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a systems project at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of PV solar power system ownership, we may instead elect to own and operate such systems project, generally until such time that we can sell a project on economically attractive terms. As with traditional electricity generating assets, the selling price of a solar power plant could be higher post-completion to reflect the elimination of construction and performance risk and other uncertainties. Any such decision to own and operate a PV solar power system is expected to impact liquidity depending upon the size and cost of the project. If such decision is made, we may elect to enter into temporary or long-term non-recourse project financing to reduce the impact on our liquidity and working capital. We may also consider entering into “YieldCo” or similar arrangements with respect to ownership interests in certain of our projects. We define YieldCo as an entity that owns cash-generating infrastructure assets including solar power plants and, similar to REITs or MLPs, spins out ownership to the public markets.

The following considerations have impacted or are expected to impact our liquidity in 2014 and beyond:

•
The amount of accounts receivable, unbilled and retainage as of March 31, 2014 was $532.2 million. Included in accounts receivable, unbilled and retainage as of March 31, 2014 was $71.9 million of accounts receivable, unbilled. Accounts receivable, unbilled represents revenue that has been recognized in advance of billing the customer under the terms of the underlying construction contracts. Such construction costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers during the next twelve months. Once we meet the billing criteria under a construction contract, we bill our customers accordingly and reclassify the accounts receivable, unbilled and retainage to accounts receivable trade, net. Included in accounts receivable, unbilled and retainage as of March 31, 2014 was $460.2 million of current accounts receivable, retainage. Accounts receivable, retainage represents the portion of a systems project contract price earned by us for work performed, but held for payment by our customer as a form of security until we reach certain construction milestones. Such retainage amounts relate to construction costs incurred and construction work already performed.

•
The amount of finished goods inventory (“solar module inventory”) and BoS parts as of March 31, 2014 was $417.6 million. As we continue with the construction of our advanced-stage project pipeline we must produce solar modules and procure BoS parts in the required volumes to support our planned construction schedules. As part of the normal construction cycle, we typically must manufacture modules or acquire the necessary BoS parts for construction activities in advance of receiving payment for such materials. Once solar modules and BoS parts are installed in a project, such installed amounts are classified as either project assets, deferred project costs, or cost of sales depending upon whether the project is subject to a definitive sales contract and whether all revenue recognition criteria have been met. Accordingly, as of any balance sheet date, our solar module inventory represents solar modules that will be installed in our advanced-stage project pipeline or that we expect to sell to third parties.

•
There may be a delay in when our solar module inventory and BoS parts can be converted into cash compared to a typical third-party module sale. Such timing differences temporarily reduce our liquidity to the extent that we have already paid for our BoS parts or the underlying costs to produce our solar module inventory. As previously announced, we have adjusted, and will in the future adjust, as necessary, our manufacturing capacity and planned solar module production levels, to match expected market demand. Any decrease in planned production reduces our risk and the impact on liquidity of having excess solar module inventories that we must sell to third parties and respond to market pricing uncertainties for solar modules. Our solar module inventory as of March 31, 2014, is expected to primarily support our systems business, including our advanced-stage project pipeline, with the remaining amounts being used to support expected near term demand for third-party module sales. As of March 31, 2014, approximately $136 million or 41% of our solar module inventory was either on-site or in-transit to our systems projects. Of this amount, approximately $43 million of solar module inventories or 13% of the total solar module inventory balance was physically segregated for the purpose of qualifying a project for the Department of Treasury’s Section 1603 cash grant program prior to the program’s expiration in December 2011. Such segregated solar module inventory is expected to be installed in the underlying systems project in the normal course of our construction, which has not yet begun. All BoS parts are for our systems business projects.

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

•
We expect joint ventures or other business arrangements with strategic partners to be a key part of our strategy. We have begun initiatives in several markets to expedite our penetration of those markets and establish relationships with potential strategic partners, customers, and policymakers. Many of these business arrangements are expected to involve a significant cash investment or other allocation of working capital that could reduce our liquidity or require us to pursue additional sources of financing, assuming such sources are available to us. Additionally, we have elected, and may in the future elect or be required to temporarily retain a minority or non-controlling ownership interest in the underlying systems projects we develop, supply modules to, or construct. Any such retained ownership interest is expected to impact our liquidity to the extent we do not obtain new sources of capital to fund such investments.

•
Our restructuring initiatives are expected to result in total remaining cash payments of up to $7 million. Such cash payments are related to payments for other long-term tax liabilities, severance costs for reductions in workforce as a result of such restructuring initiatives and a land remediation accrual. There is the potential for additional future restructuring actions as we continue to align our manufacturing capacity with market demand, evaluate our cost structure and identify potential cost savings opportunities, and focus on developing target markets. We could in the future incur additional restructuring costs (including potentially the repayment of debt facilities and other amounts, the payment of severance to terminated employees, and other restructuring related costs) that could reduce our liquidity position to the point where we need to pursue additional sources of financing, assuming such sources are available to us. See Note 4. “Restructuring and Asset Impairments,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

•
During the remainder of 2014, we expect to spend $250 million to $300 million for capital expenditures, including expenditures for upgrades to existing machinery and equipment, which we believe will increase our solar module efficiencies. A majority of our capital expenditures for 2014 are expected to be in foreign currencies and are therefore subject to fluctuations in currency exchange rates.

•
Under the sales agreement for a solar power project, we may be required to repurchase such project if certain events occur, such as not achieving commercial operation of the project within a certain time frame. Although we consider the possibility that we would be required to repurchase any of our solar power projects to be remote, our current working capital and other available sources of liquidity may not be sufficient to make any required repurchase. If we are required to repurchase a solar power project we would have the ability to market and sell such project at then current market pricing, which could be at a lower than expected price to the extent the event requiring a repurchase impacts the project’s marketability. Our liquidity may also be impacted as the time between the repurchase of a project and the potential sale of such repurchased project could take several months.

The unprecedented disruption in the credit markets that began in 2008 had a significant adverse impact on a number of financial institutions. Global sovereign debt problems and its impact on the balance sheets and lending practices of global banks in particular could negatively impact our access to, and cost of, capital, and therefore could have an adverse effect on our business, results of operations, financial condition and competitive position. It could also similarly affect our customers and therefore limit the demand for our systems projects or solar modules. As of March 31, 2014 our liquidity and marketable securities and restricted investments have not been materially adversely impacted by the current credit environment, and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the current credit environment.

Cash Flows Descriptions

The following table summarizes the key cash flow metrics for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash (used in) provided by operating activities	$(318,176)	$66,455
Net cash used in investing activities	(20,381)	(141,600)
Net cash (used in) provided by financing activities	(13,878)	21,355
Effect of exchange rate changes on cash and cash equivalents	2,557	(4,751)
Net decrease in cash and cash equivalents	$(349,878)	$(58,541)

Operating Activities

Cash used in operating activities was $318.2 million during the three months ended March 31, 2014 compared with cash provided by operating activities of $66.5 million during the three months ended March 31, 2013. The decrease in operating cash flows was primarily due to lower cash received from customers during the first quarter of 2014 as compared to the first quarter of 2013. This decrease in operating cash flows was partially offset by lower net cash paid to suppliers as well as lower income tax payments on year-over-year basis. The excess tax benefit related to share based compensation arrangements was $11.7 million for the three months ended March 31, 2014, as compared to $24.9 million for the three months ended March 31, 2013.

Changes in net assets and liabilities decreased our cash flow from operations by $512.5 million during the three months ended March 31, 2014 versus a decrease of $38.6 million during the three months ended March 31, 2013, a decrease of $473.9 million, primarily as a result of the following:

•
Our accounts receivable trade, unbilled and retainage, increased $108.2 million during the three months ended March 31, 2014 as compared to a $286.4 million decrease during the three months ended March 31, 2013. Fluctuations in our accounts receivable trade, unbilled and retainage are primarily due to the number and size of utility-scale projects under construction, timing of billings and collections as well as timing of revenue recognition. We bill our customers once the billing criteria under a construction contract are met, generally around completion of certain project construction milestones. Increases in our accounts receivable trade, unbilled and retainage during the three months ended March 31, 2014 were driven primarily by billings on our AGL, Desert Sunlight, and Topaz projects, partially offset by cash collections on our Agua Caliente and AV Solar Ranch One projects.

•
Our project assets and deferred project costs, exclusive of net of effects from business combinations, decreased $30.7 million during the three months ended March 31, 2014 as compared to a $297.0 million increase during the three months ended March 31, 2013. The development and construction of solar power plants require long periods of time and substantial initial investments, including costs associated with transmission deposits, land acquisition, permitting, legal and other costs and the actual costs of constructing a project. The decrease in our project assets and deferred project costs during the three months ended March 31, 2014 was driven by a reduction in deferred project costs of $316.9 million primarily due to sale of our Campo Verde project. The Campo Verde solar project was sold to Southern Power and Turner Renewable Energy in the second quarter of 2013 and reached commercial operation in fall 2013. The sales transaction did not previously meet the sales criteria given our significant continuing involvement after the sale; as such, the sales transaction was previously accounted for under the deposit method of accounting rather than as a sale. Substantially all proceeds from the sale of the Campo Verde project were collected in 2013 and substantially all revenue related to the project was recognized during the first quarter of 2014. These deferred project cost decreases were partially offset by increases in project assets of $294.2 million as a result of continued development and construction of our Macho Springs, Moapa, and SolarGen2 projects.

•
Our accrued expenses and other liabilities, exclusive of net of effects from business combinations, decreased $448.9 million during the three months ended March 31, 2014 as compared to a $0.8 million increase during the three months ended March 31, 2013. Accrued expenses and other liabilities include billings in excess of costs and estimated earnings, which represents billings made or payments received in excess of revenue recognized on contracts accounted for under the percentage-of-completion method. Typically, billings are made based on the completion of certain milestones as provided for in the sales arrangement and the timing of revenue recognition may be different from when we can bill the customer. Accrued expenses and other liabilities also include payments and billings for deferred project costs, which represents customer payments received or customer billings made under the terms of solar power project related sales arrangements for which all revenue recognition criteria for real estate transactions have not yet been met. The decrease in our accrued expenses and other liabilities during the three months ended March 31, 2014 was primarily attributable to attaining revenue recognition criteria under the full accrual method associated with our Campo Verde project, partially offset by billings for our Desert Sunlight project in excess of revenue recognized.

Investing Activities

We used $20.4 million for investing activities during the three-month period ended March 31, 2014, compared with $141.6 million during the three-month period ended March 31, 2013. We used $50.8 million during the first quarter of 2014 for capital expenditures compared with $71.7 million in the first quarter of 2013, a decrease of $20.9 million. The decrease can generally be attributed to increased focus on capital spending management and the impact of timing differences associated with cash payments for property, plant and equipment. During the three months ended March 31, 2014, $33.7 million of our debt securities matured causing a decrease in our net investment in marketable securities as compared with an increase in our net investment in marketable securities of $66.8 million during the comparable 2013 period. Our investments in unconsolidated entities were $0.3 million in the first quarter of 2014 compared with $14.9 million in the first quarter of 2013, primarily related to furthering our goal of expanding our service and product offerings and developing partnerships in new markets. Acquisitions, net of cash acquired, resulted in payments of $7.9 million in the three months ended March 31, 2013. Payments for acquisitions during the first quarter of 2013 related primarily to our acquisitions of Solar Chile S.A., a Chilean-based solar project development company and Ray Tracker, Inc. (“Ray Tracker”), a tracking technology and PV BoS company we acquired in 2011. We had no acquisitions during the first quarter of 2014. Also, during the three months ended March 31, 2013, we collected $17.1 million on our note receivable, affiliate. The remaining change in cash used in investing activities during the three months ended March 31, 2014 and 2013, respectively, was primarily driven by a change in restricted cash and other investing activities.

Financing Activities

Cash used in financing activities was $13.9 million during the first quarter of 2014 versus cash provided by financing activities of $21.4 million during the comparable prior year period. Cash used in financing activities during the three months ended March 31, 2014 resulted primarily from the repayment of long-term debt of $25.1 million, partially offset by the excess tax benefit from share-based compensation arrangements of $11.7 million.

Cash provided by financing activities during the three months ended March 31, 2013 resulted primarily from the net proceeds from borrowings under long-term debt of $4.7 million, an excess tax benefit from share-based compensation arrangements of $24.9 million, partially offset by the repayment of economic development funding of $8.3 million.

Contractual Obligations

Our contractual obligations have not materially changed since the end of 2013 other than in the ordinary course of business. See also our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2014, we have no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, that are not classified as debt. We do not guarantee any third-party debt. See Note 12. “Commitments and Contingencies,” for further information about our financial assurance instruments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously provided under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of March 31, 2014 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on that evaluation, there have been no such changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2014.

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

The securities class action is still in the early stages and merits discovery is ongoing. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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

On July 16, 2013, a derivative complaint was filed in the Superior Court of Arizona, Maricopa County, titled Bargar et al. v. Ahearn et al., Case No. CV2013-009938, by a putative shareholder against certain current and former directors and officers of the Company. The complaint contains similar allegations to the Delaware and Arizona derivative cases, and includes claims for, among other things, breach of fiduciary duties, insider trading, unjust enrichment, and waste of corporate assets. By court order on October 3, 2013, the Superior Court of Arizona, Maricopa County granted the parties’ stipulation to defer defendants’ response to the complaint pending resolution of the Smilovits class action or expiration of the stay issued in the consolidated derivative actions in the Arizona District Court. On November 5, 2013, the matter was placed on the court’s inactive calendar until March 31, 2014. On March 28, 2014, the court continued the matter on its inactive calendar until August 29, 2014.

The Company believes that plaintiffs in the derivative actions lack standing to pursue litigation on behalf of First Solar. The derivative actions are still in the initial stages and there has been no discovery. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, results of operations, cash flows, or financial condition. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

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
By: MARK R. WIDMAR
Mark R. Widmar
Principal Accounting Officer

May 7, 2014