Form 10-Q
period 2014-06-30
FIRST SOLAR, INC.
filed 2014-08-06
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

As of August 1, 2014, 100,193,196 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements
FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$544,353	$519,760	$1,494,511	$1,274,965
Cost of sales	451,628	379,662	1,165,075	965,541
Gross profit	92,725	140,098	329,436	309,424
Operating expenses:
Research and development	32,659	30,964	71,432	60,895
Selling, general and administrative	57,667	66,265	116,331	140,730
Production start-up	491	1,392	491	2,768
Restructuring and asset impairments	—	2,381	—	4,728
Total operating expenses	90,817	101,002	188,254	209,121
Operating income	1,908	39,096	141,182	100,303
Foreign currency gain (loss)	21	(1,068)	(558)	550
Interest income	4,533	3,405	8,854	8,352
Interest expense, net	(930)	(875)	(1,340)	(1,625)
Other (expense) income, net	(3,170)	504	(4,916)	(329)
Income before income taxes	2,362	41,062	143,222	107,251
Income tax (benefit) expense	(2,166)	7,464	26,687	14,511
Net income	$4,528	$33,598	$116,535	$92,740
Net income per share:
Basic	$0.05	$0.38	$1.17	$1.05
Diluted	$0.04	$0.37	$1.14	$1.03
Weighted-average number of shares used in per share calculations:
Basic	100,148	89,201	99,871	88,209
Diluted	101,814	91,142	101,820	90,265

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$4,528	$33,598	$116,535	$92,740
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,721)	1,500	(1,661)	(1,577)
Unrealized gain (loss) on marketable securities and restricted investments	18,445	(17,029)	38,621	(27,370)
Unrealized (loss) gain on derivative instruments	(1,410)	2,909	(3,755)	(2,937)
Total other comprehensive income (loss), net of tax	15,314	(12,620)	33,205	(31,884)
Comprehensive income	$19,842	$20,978	$149,740	$60,856

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$851,346	$1,325,072
Marketable securities	497,521	439,102
Accounts receivable trade, net	237,924	136,383
Accounts receivable, unbilled and retainage	564,887	521,323
Inventories	385,247	388,951
Balance of systems parts	58,816	133,731
Deferred project costs	312,065	556,957
Deferred tax assets, net	107,265	63,899
Assets held for sale	20,728	132,626
Prepaid expenses and other current assets	134,470	94,720
Total current assets	3,170,269	3,792,764
Property, plant and equipment, net	1,369,659	1,385,084
PV solar power systems, net	48,547	—
Project assets and deferred project costs	1,002,494	720,916
Deferred tax assets, net	245,080	296,603
Restricted cash and investments	370,594	279,441
Goodwill	84,985	84,985
Other intangible assets, net	116,935	117,416
Inventories	124,520	129,664
Other assets	78,932	76,629
Total assets	$6,612,015	$6,883,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$187,530	$261,333
Income taxes payable	40,708	6,707
Accrued expenses	294,668	320,077
Current portion of long-term debt	60,838	60,543
Payments and billings for deferred project costs	425,654	642,214
Other current liabilities	201,845	297,187
Total current liabilities	1,211,243	1,588,061
Accrued solar module collection and recycling liability	249,990	225,163
Long-term debt	133,836	162,780
Other liabilities	348,991	404,381
Total liabilities	1,944,060	2,380,385
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 100,177,488 and 99,506,941 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	100	100
Additional paid-in capital	2,661,120	2,646,022
Accumulated earnings	1,999,306	1,882,771
Accumulated other comprehensive income (loss)	7,429	(25,776)
Total stockholders’ equity	4,667,955	4,503,117
Total liabilities and stockholders’ equity	$6,612,015	$6,883,502
See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Cash received from customers	$1,138,461	$2,050,622
Cash paid to suppliers and associates	(1,315,185)	(1,709,914)
Interest received	6,519	3,724
Interest paid	(3,791)	(5,974)
Income tax (payments) refunds	(7,753)	5,976
Excess tax benefit from share-based compensation arrangements	(16,165)	(55,695)
Other operating activities	(1,882)	89
Net cash (used in) provided by operating activities	(199,796)	288,828
Cash flows from investing activities:
Purchases of property, plant and equipment	(113,221)	(156,856)
Purchases of marketable securities	(226,087)	(316,285)
Proceeds from maturities and sales of marketable securities	164,259	60,766
Payments received on note receivable, affiliate	—	17,108
Change in restricted cash	(72,405)	5,136
Acquisitions, net of cash acquired	—	(30,745)
Purchase of equity and cost method investments	(910)	(14,894)
Other investing activities	(1,480)	(1,850)
Net cash used in investing activities	(249,844)	(437,620)
Cash flows from financing activities:
Repayments of long-term debt	(30,761)	(636,147)
Proceeds from borrowings under long-term debt, net of discount and issuance costs	—	335,000
Excess tax benefit from share-based compensation arrangements	16,165	55,695
Repayment of economic development funding	—	(8,315)
Proceeds from equity offerings	—	430,368
Contingent consideration payments and other financing activities	(12,058)	620
Net cash (used in) provided by financing activities	(26,654)	177,221
Effect of exchange rate changes on cash and cash equivalents	2,568	(1,066)
Net (decrease) increase in cash and cash equivalents	(473,726)	27,363
Cash and cash equivalents, beginning of the period	1,325,072	901,294
Cash and cash equivalents, end of the period	$851,346	$928,657
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions currently or previously funded by liabilities	$48,667	$57,681
Acquisitions currently or previously funded by liabilities and contingent consideration	$84,320	$70,780

 See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period. The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC.

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

Revenue Recognition — Operations and Maintenance. Our operations and maintenance revenue is billed and recognized as services are performed. Costs of these revenues are expensed in the period in which they are incurred.

Ventures and Variable Interest Entities. In the normal course of business we establish wholly owned project companies which may be considered variable interest entities (“VIEs”). We consolidate wholly owned variable interest entities when we are considered the primary beneficiary of such entities. Additionally, we have and may in the future form joint venture type arrangements

(“ventures”), including partnerships and partially owned limited liability companies or similar legal structures, with one or more third parties primarily to develop and build specific or a pipeline of solar power projects. These types of ventures are core to our business and long-term strategy related to providing solar photovoltaic (“PV”) generation solutions using our modules to sustainable geographic markets. We analyze all of our ventures and classify them into two groups: (i) ventures that must be consolidated because they are either not VIEs and we hold the majority voting interest, or because they are VIEs and we are the primary beneficiary; and (ii) ventures that do not need to be consolidated and are accounted for under either the equity or cost methods of accounting because they are either not VIEs and we hold a minority voting interest, or because they are VIEs and we are not the primary beneficiary.

Ventures are considered VIEs if (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (ii) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses or the right to receive expected residual returns; or (iii) an equity investor has voting rights that are disproportionate to its economic interest and substantially all of the entity’s activities are on behalf of the investor. Our venture agreements typically require some form of project development capital or project equity ranging from amounts necessary to obtain a power purchase agreement (or similar power off-take agreement) to a pro-rata portion of the total equity required to develop and complete construction of a project, depending upon the opportunity and the market our ventures are in. Our limited number of ventures as of June 30, 2014 and future ventures of a similar nature are typically VIEs because the total equity investment at risk is not sufficient to permit the ventures to finance their activities without additional financial support.

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

We account for our unconsolidated ventures using either the equity or cost methods of accounting depending upon whether we have the ability to exercise significant influence over a venture. We consider the participating and protective rights we have as well as the legal form of the venture when evaluating whether we have the ability to exercise significant influence, which requires us to apply the equity method of accounting. Income from ventures for the three months ended June 30, 2014 was immaterial to the condensed consolidated statements of operations.
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

We compute depreciation expense using the straight-line method over the estimated useful lives of assets, as presented in the table below. We depreciate leasehold improvements over the shorter of their estimated useful lives or the remaining term of the lease. The estimated useful life of an asset is reassessed whenever applicable facts and circumstances indicate a change in the estimated useful life of such asset has occurred.

Useful Lives in Years
Buildings and building improvements	25 – 40
Manufacturing machinery and equipment	5 – 7
Furniture, fixtures, computer hardware, and computer software	3 – 7
Leasehold improvements	up to 15

PV solar power systems. PV solar power systems represent solar systems that we intend to hold and operate once placed in service. We report our PV solar power systems at cost, less accumulated depreciation.

We begin depreciation for such PV solar power system assets when they are placed into service. We consider a PV solar power system to be placed into service when management determines that we will own and operate the system for a period of time. We compute depreciation expense for power generating assets using the straight-line method over the life of the lesser of the power purchase agreement (“PPA”) or the lease on the land.

For these systems we earn revenue associated with the energy generated by the system. For the six months ended June 30, 2014, the revenue recorded was immaterial to the condensed consolidated statement of operations.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. ASU No. 2013-11 provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11, in the first quarter of 2014 resulted in netting impacts on our consolidated statement of financial position. See Note 14. “Income Taxes,” for further discussion of the impacts to the consolidated statement of financial position.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between US GAAP and International Financial Reporting Standards. An entity has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We are currently analyzing the impact of ASU 2014-09, which will be effective in the first quarter of 2017, on our consolidated financial position, results of operations, or cash flows.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718) -Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 provides guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. ASU 2014-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12, in the first quarter of 2016, to have an impact on our consolidated financial position, results of operations, or cash flows.

4. Restructuring and Asset Impairments

In April 2012, our executive management approved a set of restructuring initiatives intended to reduce costs, which was done through a reduction in our European operations.

The following table summarizes the April 2012 European restructuring amounts remaining as of December 31, 2013, amounts recorded to restructuring expense during the three and six months ended June 30, 2014, and the remaining balance at June 30, 2014 (in thousands):

April 2012 European Restructuring	Severance and Termination Related Costs
Ending Balance at December 31, 2013	$1,940
Cash Payments	(915)
Non-Cash Amounts Including Foreign Exchange Impact	(15)
Ending Balance at March 31, 2014	1,010
Charges to Income	—
Change in Estimates	(619)
Cash Payments	(187)
Non-Cash Amounts Including Foreign Exchange Impact	(2)
Ending Balance at June 30, 2014	$202
Expenses recognized for restructuring activities are presented in “Restructuring and asset impairments” on the condensed consolidated statements of operations. Substantially all expenses related to the April 2012 European restructuring were related to our components segment. We do not expect to incur any additional expenses for the April 2012 European restructuring initiatives.
Separately, as of June 30, 2014, $5.8 million remains accrued for charges related to other long-term tax liabilities and a land remediation accrual and are included within “Other Liabilities.”

5. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Cash:
Cash	$838,255	$1,322,183
Cash equivalents:
Money market funds	3,091	2,889
Time deposits	10,000	—
Total cash and cash equivalents	851,346	1,325,072
Marketable securities:
Foreign debt	455,903	364,046
Foreign government obligations	—	25,115
Time deposits	30,000	—
U.S. debt	8,114	46,439
U.S. government obligations	3,504	3,502
Total marketable securities	497,521	439,102
Total cash, cash equivalents, and marketable securities	$1,348,867	$1,764,174

During the three and six months ended June 30, 2014 and 2013, we realized $0.2 million gains on the sale or maturities of our marketable securities. See Note 9. “Fair Value Measurements,” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider a marketable security to be impaired when its fair value is less than its cost, in which case we would further review the marketable security to determine whether it is other-than-temporarily impaired. When we evaluate a marketable security for other-than-temporary impairment, we review factors such as the length of time and extent to which its fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, our intent to sell, and whether it is more-likely-than-not that we will be required to sell the marketable security before we have recovered its cost basis. If a marketable security were other-than-temporarily impaired, we would write it down through other income (expense), net to its impaired value and establish that as a new cost basis. We did not identify any of our marketable securities as other-than-temporarily impaired at June 30, 2014 and December 31, 2013.

The following tables summarize the unrealized gains and losses related to our marketable securities, by major security type, as of June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign debt	$456,262	$69	$428	$455,903
Time deposits	30,000	—	—	30,000
U.S. debt	8,108	6	—	8,114
U.S. government obligations	3,499	5	—	3,504
Total	$497,869	$80	$428	$497,521

	As of December 31, 2013
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign debt	$364,568	$127	$649	$364,046
Foreign government obligations	25,125	—	10	25,115
U.S. debt	46,430	12	3	46,439
U.S. government obligations	3,498	4	—	3,502
Total	$439,621	$143	$662	$439,102

Contractual maturities of our marketable securities as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	As of June 30, 2014
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$295,673	$64	$126	$295,611
One year to two years	166,801	13	287	166,527
Two years to three years	35,395	3	15	35,383
Total	$497,869	$80	$428	$497,521

	As of December 31, 2013
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$161,752	$57	$84	$161,725
One year to two years	270,149	81	578	269,652
Two years to three years	7,720	5	—	7,725
Total	$439,621	$143	$662	$439,102

The net unrealized loss of $0.3 million and $0.5 million as of June 30, 2014 and December 31, 2013, respectively, on our marketable securities were primarily the result of changes in interest rates. Our investment policy requires marketable securities to be highly rated and limits the security types, issuer concentration, and duration to maturity of our marketable securities portfolio.

The following table shows gross unrealized losses and estimated fair values for those marketable securities that were in an unrealized loss position as of June 30, 2014 and December 31, 2013, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of June 30, 2014
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign debt	$350,850	$428	$—	$—	$350,850	$428
Total	$350,850	$428	$—	$—	$350,850	$428

	As of December 31, 2013
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign debt	$212,655	$649	$—	$—	$212,655	$649
Foreign government obligations	25,161	10	—	—	25,161	10
U.S. debt	21,465	3	—	—	21,465	3
Total	$259,281	$662	$—	$—	$259,281	$662

6. Restricted Cash and Investments

Restricted cash and investments consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Restricted cash (1)	$46,868	$167
Restricted investments	323,726	279,274
Restricted cash and investments	$370,594	$279,441

(1)
There was $26.2 million and zero of restricted cash included within prepaid expenses and other current assets at June 30, 2014 and December 31, 2013, respectively, primarily related to required cash collateral for certain letters of credit.

At June 30, 2014, our restricted cash consisted of deposits held by various banks to secure certain of our letters of credit. See Note 12. “Commitments and Contingencies,” for further discussion of restricted cash relating to letters of credit.

At June 30, 2014 and December 31, 2013, our restricted investments consisted of long-term marketable securities that we hold through a custodial account to fund the estimated future costs of our collecting and recycling modules covered under our solar module collection and recycling program. We have classified our restricted investments as “available-for-sale.” Accordingly, we record them at fair value and account for net unrealized gains and losses as a part of accumulated other comprehensive income (loss). We report realized gains and losses on the maturity or sale of our restricted investments in other income (expense), net computed using the specific identification method. Restricted investments are classified as noncurrent as the underlying accrued solar module collection and recycling liability is also noncurrent in nature.

We fund the estimated collection and recycling obligations incremental to amounts already pre-funded in prior years for the cumulative module sales covered by our solar module collection and recycling program within 90 days of the end of each year, assuming for this purpose a service life of 25 years. To ensure that our collection and recycling program for covered modules is available at all times and the pre-funded amounts are accessible regardless of our financial status in the future (even in the case of our own insolvency), we have established a trust structure (the “Trust”) under which estimated required funds are put into custodial accounts with an established and reputable bank as the investment advisor in the name of the Trust, for which First Solar, Inc. (“FSI”), First Solar Malaysia Sdn. Bhd. (“FS Malaysia”), and First Solar Manufacturing GmbH are grantors. Only the trustee can distribute funds from the custodial accounts and these funds cannot be accessed for any purpose other than to cover qualified costs of module collection and recycling, either by us or a third party executing the required collection and recycling services. Investments in this custodial account must meet the criteria of the highest quality investments, such as highly rated government or agency bonds. We closely monitor our exposure to European markets and maintain holdings primarily consisting of German and French sovereign debt securities which are not currently at risk of default. Under the trust agreements, each year we determine the annual pre-funding requirement (if any) based upon the difference between the current estimated future costs of collecting and recycling all solar modules covered under our program combined with the rate of return restricted investments will earn prior to being utilized to cover qualified collection and recycling costs and amounts already pre-funded in prior years. Based primarily upon reductions in the estimated future costs of collecting and recycling solar modules covered under our program combined with the cumulative amounts pre-funded since the inception of our program, we have determined that no incremental funding will be required during 2014 for all historical covered module sales through December 31, 2013.

The following table summarizes unrealized gains and losses related to our restricted investments by major security type as of June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$207,555	$53,803	$—	$261,358
U.S. government obligations	57,196	5,172	—	62,368
Total	$264,751	$58,975	$—	$323,726

	As of December 31, 2013
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$205,484	$22,295	$1,489	$226,290
U.S. government obligations	55,916	1,372	4,304	52,984
Total	$261,400	$23,667	$5,793	$279,274

As of June 30, 2014 and December 31, 2013, the contractual maturities of these restricted investments were between 14 years and 23 years.

7. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Accounts receivable trade, gross	$246,021	$148,693
Allowance for doubtful accounts	(8,097)	(12,310)
Accounts receivable trade, net	$237,924	$136,383

At June 30, 2014 and December 31, 2013, $31.5 million and $25.2 million, respectively, of our accounts receivable trade, net, were secured by letters of credit, bank guarantees or other forms of financial security issued by credit worthy financial institutions.

Accounts receivable, unbilled and retainage

Accounts receivable, unbilled and retainage consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Accounts receivable, unbilled	$51,446	$102,953
Retainage	513,441	418,370
Accounts receivable, unbilled and retainage	$564,887	$521,323

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

Inventories

Inventories consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$160,686	$165,805
Work in process	17,569	11,874
Finished goods	331,512	340,936
Inventories	$509,767	$518,615
Inventories — current	$385,247	$388,951
Inventories — noncurrent (1)	$124,520	$129,664

(1) We purchase a critical raw material that is used in our core production process in quantities that exceed anticipated consumption within our operating cycle (which is 12 months). We classify the raw materials that we do not expect to be consumed within our operating cycle as noncurrent.

Balance of systems parts

Balance of systems parts, which totaled $58.8 million and $133.7 million as of June 30, 2014 and December 31, 2013, respectively, represent mounting, third-party modules, electrical and other construction parts purchased for solar power plants to be constructed or currently under construction, which we hold title to and are not yet installed in a solar power plant. These parts include posts, tilt brackets, tables, harnesses, combiner boxes, inverters, cables, tracker equipment and other parts we purchase or assemble for the solar power plants we construct. Balance of systems parts does not include any solar modules that we manufacture. We carry these parts at the lower of cost or market, with market being based primarily on recoverability through installation in a solar power system.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Prepaid expenses	$39,640	$24,572
Derivative instruments	2,211	7,996
Deferred costs of goods sold	—	753
Other current assets	92,619	61,399
Prepaid expenses and other current assets	$134,470	$94,720

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Buildings and improvements	$364,283	$360,504
Machinery and equipment	1,495,305	1,445,939
Office equipment and furniture	128,568	124,332
Leasehold improvements	48,204	47,833
Depreciable property, plant and equipment, gross	2,036,360	1,978,608
Accumulated depreciation	(1,021,857)	(940,730)
Depreciable property, plant and equipment, net	1,014,503	1,037,878
Land	10,525	10,714
Construction in progress	146,175	133,223
Stored assets (1)	198,456	203,269
Property, plant and equipment, net	$1,369,659	$1,385,084

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

Depreciation of property, plant and equipment was $62.6 million and $123.4 million for the three and six months ended June 30, 2014, respectively, and was $57.8 million and $116.0 million for the three and six months ended June 30, 2013, respectively.

PV solar power systems, net

PV solar power systems, net consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
PV solar power systems, gross	$48,623	$—
Accumulated depreciation	(76)	—
PV solar power systems, net	$48,547	$—

Depreciation of PV solar power systems was $0.1 million for the three and six months ended June 30, 2014, respectively, and was zero for the three and six months ended June 30, 2013, respectively.

Capitalized interest

The cost of constructing facilities, equipment and project assets includes interest costs incurred during the asset’s construction period. The components of interest expense and capitalized interest are as follows during the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest cost incurred	$(2,385)	$(3,167)	$(5,036)	$(6,442)
Interest cost capitalized —– property, plant and equipment	444	736	1,022	1,046
Interest cost capitalized —– project assets	1,011	1,556	2,674	3,771
Interest expense, net	$(930)	$(875)	$(1,340)	$(1,625)

Project assets and deferred project costs

Project assets consist primarily of costs relating to solar power projects in various stages of development and construction that we capitalize prior to entering into a definitive sales agreement for the solar power project including projects that have begun commercial operation under the project PPAs. These costs include costs for land and costs for developing and constructing a PV solar power system. Development costs can include legal, consulting, permitting, interconnection, and other similar costs. Once we enter into a definitive sales agreement, we reclassify project assets to deferred project costs on our condensed consolidated balance sheet until the sale is completed and we have met all of the criteria to recognize the sale as revenue, which is typically subject to real estate revenue recognition requirements. We expense project assets to cost of sales after each respective project asset is sold to a customer and all revenue recognition criteria have been met (matching the expensing of costs to the underlying revenue recognition method). We classify project assets generally as noncurrent due to the nature of solar power projects (long-lived assets) and the time required to complete all activities to develop, construct, and sell projects, which is typically longer than 12 months. From time to time we may determine it necessary to hold projects based on the economics of such projects. In those cases, where we deem it necessary to hold such projects we reclassify the project assets to PV solar power systems.

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

If a project asset is completed and begins commercial operation prior to entering into or the closing of a sales arrangement, the completed project will remain in project assets until the sale of such project closes or we decide to hold such project.

Project assets and deferred project costs consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Project assets — land	$9,075	$4,150
Project assets — development costs including project acquisition costs	561,133	465,316
Project assets — construction costs	389,327	156,824
Project assets — projects in pre-COD operation under project PPAs	—	66,240
Project assets	$959,535	$692,530
Deferred project costs — current	$312,065	$556,957
Deferred project costs — non-current	42,959	28,386
Deferred project costs	$355,024	$585,343
Total project assets and deferred project costs	$1,314,559	$1,277,873

Other assets

Other assets consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Note receivable (1)	$9,541	$9,655
Income taxes receivable	7,912	7,656
Deferred rent	20,977	21,175
Investments in unconsolidated affiliates and joint ventures (2)	16,419	17,321
Retainage	—	992
Other	24,083	19,830
Other assets	$78,932	$76,629

(1) On April 8, 2009, we entered into a credit facility agreement with a solar power project entity of one of our customers for an available amount of €17.5 million to provide financing for a PV solar power system. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8% per annum payable quarterly, with the full amount due on December 31, 2026. As of June 30, 2014 and December 31, 2013, the balance on this credit facility was €7.0 million ($9.5 million and $9.7 million, respectively).

(2) We have joint ventures or other business arrangements with strategic partners in several markets using such arrangements to expedite our penetration of those markets and establish relationships with potential customers and policymakers. Some of these business arrangements have and are expected in the future to involve significant investments or other allocations of capital on our part. Investments in unconsolidated entities over which we have significant influence are accounted for under the equity method of accounting. Investments in entities in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. The following table summarizes our equity and cost method investments as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Equity method investments	$10,650	$12,148
Cost method investments	5,769	5,173
Investments in unconsolidated affiliates and joint ventures	$16,419	$17,321

Goodwill

Goodwill, summarized by relevant reporting unit, consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

Reporting Unit	December 31, 2013	Acquisitions	June 30, 2014
CdTe Components	$403,420	$—	$403,420
Crystalline Silicon Components	6,097	—	6,097
Systems	68,833	—	68,833
Accumulated impairment losses	(393,365)	—	(393,365)
Total	$84,985	$—	$84,985

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

Other intangible assets, net

Intangible assets includes those assets acquired primarily as part of our GE and TetraSun acquisitions and our internally-generated intangible assets, substantially all of which are patents on technologies related to our products and production processes. We record an asset for patents, after the patent has been issued, based on the legal, filing, and other costs incurred to secure them. We amortize intangible assets on a straight-line basis over their estimated useful lives once the intangible assets meet the criteria to be amortized. $112.8 million of the $118.6 million of intangible assets, gross as of June 30, 2014 consists of IPR&D related to assets that were acquired as part of the TetraSun and GE acquisitions. Such assets will be amortized over their estimated useful lives upon successful completion of the project or expensed earlier if impaired. The following table summarizes our intangible assets at June 30, 2014 and December 31, 2013 (in thousands):

	Gross Intangible Assets			Accumulated Amortization
	December 31, 2013	Write-off of fully amortized intangibles	June 30, 2014	December 31, 2013	Additions Charged to Expense	Write-off of fully amortized intangibles	June 30, 2014	Net Intangibles June 30, 2014
Patents	$10,180	$(5,086)	$5,094	$(5,797)	$(306)	$5,086	$(1,017)	$4,077
Trade names	700	—	700	(467)	(175)	—	(642)	58
In-process research and development	112,800	—	112,800	—	—	—	—	112,800
Total	$123,680	$(5,086)	$118,594	$(6,264)	$(481)	$5,086	$(1,659)	$116,935

Accrued expenses

Accrued expenses consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Accrued compensation and benefits	$29,195	$50,148
Accrued property, plant and equipment	27,766	19,834
Accrued inventory	40,218	43,966
Accrued project assets and deferred project costs	66,547	80,528
Product warranty liability (1)	68,214	67,097
Accrued expenses in excess of normal product warranty liability and related expenses (1)	8,827	12,516
Other	53,901	45,988
Accrued expenses	$294,668	$320,077

(1) See Note 12. “Commitments and Contingencies,” for further discussion of “Product warranty liability” and “Accrued expenses in excess of normal product warranty liability and related expenses.”

Other current liabilities

Other current liabilities consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Deferred revenue	$522	$1,193
Derivative instruments	8,201	8,096
Deferred tax liabilities	229	138
Billings in excess of costs and estimated earnings (1)	127,342	117,766
Contingent consideration (2)	29,965	37,775
Other (3)	35,586	132,219
Other current liabilities	$201,845	$297,187

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

Other liabilities

Other liabilities consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Product warranty liability (1)	$142,613	$130,944
Other taxes payable	66,221	119,124
Contingent consideration (1)	54,115	58,969
Liability in excess of normal product warranty liability and related expenses (1)	36,771	39,565
Other (1)	49,271	55,779
Other liabilities	$348,991	$404,381

(1) See Note 12. “Commitments and Contingencies,” for further discussion on “Product warranty liability,” “Contingent consideration,” “Energy test guarantees,” and “Liability in excess of normal product warranty liability and related expenses.”

Payments and billings for deferred project costs

Payments and billings for deferred project costs - current totaling $425.7 million and $642.2 million at June 30, 2014 and December 31, 2013, respectively, represent customer payments received or customer billings made under the terms of solar power project related sales contracts for which all revenue recognition criteria for real estate transactions have not yet been met. The associated solar power project related costs are included as deferred project costs. We classify such amounts as current or noncurrent depending upon when all revenue recognition criteria are expected to be met, consistent with the classification of the associated deferred project costs.

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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$—	$3,269	$—
Cross-currency swap contract	—	1,239	4,338
Interest rate swap contracts	—	275	165
Total derivatives designated as hedging instruments	$—	$4,783	$4,503

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$2,211	$3,418	$—
Total derivatives not designated as hedging instruments	$2,211	$3,418	$—
Total derivative instruments	$2,211	$8,201	$4,503

	December 31, 2013
	Prepaid Expenses and Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$2,357	$282	$—	$—
Cross-currency swap contract	—	—	1,934	7,739
Interest rate swap contracts	—	—	334	369
Total derivatives designated as hedging instruments	$2,357	$282	$2,268	$8,108

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$5,639	$—	$5,828	$—
Total derivatives not designated as hedging instruments	$5,639	$—	$5,828	$—
Total derivative instruments	$7,996	$282	$8,096	$8,108

The impact of offsetting balances associated with derivative instruments designated as hedging instruments is shown below (in thousands):

	June 30, 2014
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$(3,269)	—	(3,269)	—	—	$(3,269)
Cross-currency swap contracts	$(5,577)	—	(5,577)	—	—	$(5,577)
Interest rate swap contracts	$(440)	—	(440)	—	—	$(440)

	December 31, 2013
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$2,639	—	2,639	—	—	$2,639
Cross-currency swap contracts	$(9,673)	—	(9,673)	—	—	$(9,673)
Interest rate swap contracts	$(703)	—	(703)	—	—	$(703)

The following tables present the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) before tax and our condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Foreign Exchange Forward Contracts	Interest Rate Swap Contract	Cross Currency Swap Contract	Total
Balance in other comprehensive income (loss) at December 31, 2013	$4,351	$(703)	$(5,820)	$(2,172)
Amounts recognized in other comprehensive income (loss)	(4,878)	(8)	1,552	(3,334)
Amounts reclassified to earnings impacting:
Foreign currency gain	—	—	(732)	(732)
Interest expense	—	164	95	259
Balance in other comprehensive income (loss) at March 31, 2014	$(527)	$(547)	$(4,905)	$(5,979)
Amounts recognized in other comprehensive income (loss)	(1,689)	(18)	2,073	366
Amounts reclassified to earnings impacting:
Foreign currency loss	—	—	(2,016)	(2,016)
Interest expense	—	124	65	189
Balance in other comprehensive income (loss) at June 30, 2014	$(2,216)	$(441)	$(4,783)	$(7,440)

	Foreign Exchange Forward Contracts	Interest Rate Swap Contracts	Cross Currency Swap Contract	Total
Balance in other comprehensive income (loss) at December 31, 2012	$8,980	$(1,467)	$(8,031)	$(518)
Amounts recognized in other comprehensive income (loss)	4,135	100	(1,604)	2,631
Amounts reclassified to net sales as a result of forecasted transactions being probable of not occurring	(13,115)	$—	—	(13,115)
Amounts reclassified to earnings impacting:
Foreign currency loss	—	—	1,974	1,974
Interest expense	—	209	85	294
Balance in other comprehensive income (loss) at March 31, 2013	$—	$(1,158)	$(7,576)	$(8,734)
Amounts recognized in other comprehensive income (loss)	—	2	(313)	(311)
Amounts reclassified to earnings impacting:
Foreign currency loss	—	—	2,912	2,912
Interest expense	—	196	106	302
Balance in other comprehensive income (loss) at June 30, 2013	$—	$(960)	$(4,871)	$(5,831)

We recorded immaterial amounts related to ineffective portions of our derivative instruments designated as cash flow hedges during the three and six months ended June 30, 2014 and 2013 directly to other income (expense), net. In addition, we recognized unrealized gains of $0.2 million and $0.1 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within other income (expense), net during the three and six months ended

June 30, 2014, respectively. We recognized unrealized losses of $0.4 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within other income (expense), net during the three and six months ended June 30, 2013, respectively.

The following table presents the amounts related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments under ASC 815:	Location of Gain (Loss) Recognized in Income on Derivatives	2014	2013	2014	2013
Foreign exchange forward contracts	Foreign currency gain (loss)	$(2,371)	$746	$(3,040)	$1,863
Foreign exchange forward contracts	Cost of sales	$840	$(685)	$1,343	$(773)
Foreign exchange forward contracts	Net Sales	$—	$5,666	$—	$5,666

Interest Rate Risk

We use cross-currency swap and interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use such swap contracts for speculative or trading purposes.

On September 30, 2011, we entered into a cross-currency swap contract to hedge the floating rate foreign currency denominated loan under our Malaysian Ringgit Facility Agreement. This swap had an initial notional value of Malaysian Ringgit (“MYR”) MYR 465.0 million and entitles us to receive a three-month floating Kuala Lumpur Interbank Offered Rate (“KLIBOR”) interest rate, and requires us to pay a U.S. dollar fixed rate of 3.495%. Additionally, this swap hedges the foreign currency risk of the Malaysian Ringgit denominated principal and interest payments as we make swap payments in U.S. dollars and receive swap payments in Malaysian Ringgits at a fixed exchange rate 3.19 MYR to USD. The notional amount of the swap is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of June 30, 2014 and December 31, 2013, the notional value of this cross-currency swap agreement was MYR 348.8 million and MYR 387.5 million, respectively. This swap is a derivative instrument that qualifies for accounting as a cash flow hedge in accordance with ASC 815 and we designated it as such. We determined that this swap was highly effective as a cash flow hedge at June 30, 2014 and December 31, 2013. For the three and six months ended June 30, 2014 and 2013, there were immaterial amounts of ineffectiveness from this cash flow hedge.

On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian Credit Facility, which became effective on September 30, 2009 with an initial notional value of €57.3 million and pursuant to which we are entitled to receive a six month floating Euro Interbank Offered Rate (“EURIBOR”) interest rate, and are required to pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in correspondence to our scheduled principal payments on the underlying hedged debt. As of June 30, 2014 and December 31, 2013, the notional value of this interest rate swap contract was €15.0 million and €19.7 million, respectively. This derivative instrument qualifies for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at June 30, 2014 and December 31, 2013. For the three and six months ended June 30, 2014 and 2013, there were immaterial amounts of ineffectiveness from this cash flow hedge.

In the following 12 months, we expect to reclassify to earnings $1.5 million of net unrealized losses related to swap contracts that are included in accumulated other comprehensive income (loss) at June 30, 2014 as we realize the earnings effect of the underlying loans. The amount we ultimately record to earnings will depend on the actual interest rates and foreign exchange rate when we realize the earnings effect of the underlying loans.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of the subsidiaries of our business to have material future cash flows, including net sales and expenses that will be denominated in currencies other than a subsidiary’s functional currency. Our primary cash flow exposures are net sales and expenses. Changes in the exchange rates between the functional currency of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of June 30, 2014 and December 31, 2013, these foreign exchange forward contracts hedged our forecasted cash flows for up to 12 and 18 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of the derivative’s unrealized gain or loss in accumulated other comprehensive income (loss) and subsequently reclassify amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges at June 30, 2014 and at December 31, 2013. During the six months ended June 30, 2014 and 2013, we did not discontinue any cash flow hedges because a hedging relationship was no longer highly effective.

During the three months ended June 30, 2014 we purchased foreign exchange forward contracts to hedge the exchange risk on forecasted cash flows denominated in Australian dollars. As of June 30, 2014 and December 31, 2013, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

June 30, 2014
Currency	Notional Amount	USD Equivalent
Australian dollar	AUD 113.0	$106.3

December 31, 2013
Currency	Notional Amount	USD Equivalent
Australian dollar	AUD 148.9	$132.4

As of June 30, 2014, the net unrealized loss on these contracts was $2.2 million. As of December 31, 2013, the net unrealized gain on these contracts was $4.4 million.

In the following 12 months, we expect to reclassify to earnings $2.2 million of net unrealized losses related to these forward contracts that are included in accumulated other comprehensive income (loss) at June 30, 2014 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rate when we realize the related forecasted transactions.

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

We purchase foreign exchange forward contracts to economically hedge balance sheet and other exposures related to transactions with third parties. Such contracts are considered economic hedges and do not qualify for hedge accounting. We recognize gains or losses from the fluctuation in foreign exchange rates and the fair value of these derivative contracts in “Net sales,” “Cost of sales,” and “Foreign currency gain (loss)” on our condensed consolidated statements of operations, depending on where the gain or loss from the economically hedged item is classified on our condensed consolidated statements of operations. As of June 30, 2014 and December 31, 2013 the total net unrealized loss on our economic hedge foreign exchange forward contracts was $1.2 million and $0.2 million, respectively. As these amounts do not qualify for hedge accounting, changes in fair value related to such derivative instruments are recorded directly to earnings. These contracts have maturities of less than three months.

As of June 30, 2014 and December 31, 2013, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

June 30, 2014
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€54.2	$73.9
Sell	Euro	€79.9	$108.9
Purchase	Australian dollar	AUD 17.4	$16.4
Sell	Australian dollar	AUD 58.4	$55.0
Purchase	Malaysian ringgit	MYR 169.4	$52.5
Sell	Malaysian ringgit	MYR 44.4	$13.8
Purchase	Canadian dollar	CAD 7.2	$6.8
Sell	Canadian dollar	CAD 16.4	$15.4
Purchase	Japanese yen	JPY 354.9	$3.5
Sell	Japanese yen	JPY 1,848.5	$18.5

December 31, 2013
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€108.2	$149.2
Sell	Euro	€116.7	$161.0
Purchase	Australian dollar	AUD 7.3	$6.5
Sell	Australian dollar	AUD 14.6	$13.0
Purchase	Malaysian ringgit	MYR 185.1	$55.5
Sell	Malaysian ringgit	MYR 95.0	$28.5
Purchase	Canadian dollar	CAD 24.0	$22.6
Sell	Canadian dollar	CAD 40.3	$37.9
Sell	Japanese yen	JPY 775.0	$5.9

9. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•
Cash equivalents. Our cash equivalents consisted of money market funds and time deposits and money market funds at June 30, 2014 and December 31, 2013, respectively. We value our commercial paper cash equivalents using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as Level 2. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities and restricted investments. Our marketable securities consisted of foreign debt, time deposits, U.S. debt and U.S. government obligations and foreign debt, foreign government obligations, U.S. debt and U.S. government obligations at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities and restricted investments using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We also consider the effect of our counterparties’ credit standings in these fair value measurements.

•
Derivative assets and liabilities. At June 30, 2014 and December 31, 2013, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies, interest rate swap contracts involving a benchmark of interest rates, and a cross-currency swap including both. Since our derivative assets and liabilities are not traded on an exchange, we value them using industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our own credit standing and that of our counterparties in our fair value measurements of our derivative assets and liabilities, respectively.

At June 30, 2014 and December 31, 2013, the fair value measurements of our assets and liabilities that we measure on a recurring basis were as follows (in thousands):

	June 30, 2014
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$3,091	$3,091	$—	$—
Time deposits	10,000	10,000	—	—
Marketable securities:
Foreign debt	455,903	—	455,903	—
Time deposits	30,000	30,000	—	—
U.S. debt	8,114	—	8,114	—
U.S. government obligations	3,504	—	3,504	—
Restricted investments (excluding restricted cash)	323,726	—	323,726	—
Derivative assets	2,211	—	2,211	—
Total assets	$836,549	$43,091	$793,458	$—
Liabilities:
Derivative liabilities	$12,704	$—	$12,704	$—

	December 31, 2013
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$2,889	$2,889	$—	$—
Marketable securities:
Foreign debt	364,046	—	364,046	—
Foreign government obligations	25,115	—	25,115	—
U.S. debt	46,439	—	46,439	—
U.S. government obligations	3,502	—	3,502	—
Restricted investments (excluding restricted cash)	279,274	—	279,274	—
Derivative assets	8,278	—	8,278	—
Total assets	$729,543	$2,889	$726,654	$—
Liabilities:
Derivative liabilities	$16,204	$—	$16,204	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial and derivative instruments at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities	$497,521	$497,521	$439,102	$439,102
Foreign exchange forward contract assets	$2,211	$2,211	$8,278	$8,278
Restricted investments (excluding restricted cash)	$323,726	$323,726	$279,274	$279,274
Notes receivable — noncurrent	$9,541	$9,721	$9,655	$9,633
Liabilities:
Long-term debt, including current maturities	$194,674	$194,910	$223,323	$224,435
Interest rate swap contract liabilities	$440	$440	$703	$703
Cross-currency swap contract liabilities	$5,577	$5,577	$9,673	$9,673
Foreign exchange forward contract liabilities	$6,687	$6,687	$5,828	$5,828

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

Changes in estimates for systems business sales arrangements accounted for under the percentage-of-completion method occur for a variety of reasons including but not limited to (i) changes in estimates to reflect actual costs, (ii) construction plan acceleration or delays, (iii) module cost forecast changes, and (iv) change orders. Changes in estimates could have a material effect on our condensed consolidated statements of operations. The table below outlines the impact on gross profit of the aggregate net changes in systems business contract estimates (both increases and decreases) for the three and six months ended June 30, 2014 and 2013 as well as the number of projects that comprise such aggregate net changes in estimates. For purposes of the below table, we only include projects that have a net impact on gross profit from changes in estimates of at least $1.0 million during a period. Also included in the table below is the net change in estimates as a percentage of the aggregate gross profit for such projects for each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Number of projects	8	5	10	6
Increase (decrease) in gross profit resulting from net changes in estimates (in thousands):	$4,502	$7,609	$(3,484)	$(4,530)
Net change in estimates as percentage of aggregate gross profit for associated projects	0.4%	0.4%	(0.1)%	(0.2)%

11. Debt

Our long-term debt consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

			Balance (USD)
Loan Agreement	Maturity	Loan Denomination	June 30, 2014	December 31, 2013
Revolving Credit Facility (1)	July 2018 (Tranche A) October 2015 (Tranche B)	USD	$—	$—
Malaysian Ringgit Facility Agreement	September 2018	MYR	108,548	117,630
Malaysian Euro Facility Agreement	April 2018	EUR	43,655	49,699
Malaysian Facility Agreement	March 2016	EUR	41,945	55,637
Capital lease obligations	various	various	1,798	2,041
Long-term debt principal			$195,946	$225,007
Less unamortized discount			(1,272)	(1,684)
Total long-term debt			$194,674	$223,323
Less current portion			(60,838)	(60,543)
Noncurrent portion			$133,836	$162,780

(1) Maturity dates reflect July 15, 2013 amendment to Revolving Credit Facility

Revolving Credit Facility

Our credit agreement with several financial institutions as lenders, JPMorgan Securities LLC and Bank of America Securities LLC as joint-lead arrangers and bookrunners and JPMorgan Chase Bank, N.A. as administrative agent (“Revolving Credit Facility”) provides us with a senior secured credit facility with an aggregate available amount of $600.0 million, with the right to request an increase up to $750.0 million, subject to certain conditions. Borrowings under the Revolving Credit Facility bear interest at (i) the LIBOR (adjusted for Eurocurrency reserve requirements) plus a margin of 2.25% or (ii) a base rate as defined in the credit agreement plus a margin of 1.25%, depending on the type of borrowing requested by us. These margins are subject to adjustments depending on our consolidated leverage ratio. We had no borrowings under our Revolving Credit Facility, as of June 30, 2014 and December 31, 2013, respectively. We had $126.3 million and $158.6 million of letters of credit using availability under our Revolving Credit Facility, leaving $473.7 million and $441.4 million of availability at June 30, 2014 and December 31, 2013, respectively.

The Revolving Credit Facility contains financial covenants including: a leverage ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. We are also subject to customary non-financial covenants. We were in compliance with these covenants as of June 30, 2014.

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

Malaysian Ringgit Facility Agreement

FS Malaysia, our indirect wholly owned subsidiary, has entered into a credit facility agreement (“Malaysian Ringgit Facility Agreement”), among FSI as guarantor, CIMB Investment Bank Berhad, Maybank Investment Bank Berhad, and RHB Investment Bank Berhad as arrangers with CIMB Investment Bank Berhad also acting as facility agent and security agent, and the original lenders party thereto. The loans made to FS Malaysia are secured by, among other things, FS Malaysia’s leases over the leased lots on which our fifth and sixth manufacturing plants in Kulim, Malaysia (“Plants 5 and 6”) are located and all plant, machinery and equipment purchased by FS Malaysia with the proceeds of the facility or otherwise installed in or utilized in Plants 5 and 6, to the extent not financed, or subject to a negative pledge under a separate financing facility related to Plants 5 and 6. In addition, FS Malaysia’s obligations under the Malaysian Ringgit Facility Agreement are guaranteed, on an unsecured basis, by FSI. At June 30, 2014, buildings, machinery and equipment and land leases with net book values of $265.0 million were pledged as collateral for this loan.

The Malaysian Ringgit Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to incur indebtedness, create liens, effect asset sales, engage in reorganizations, issue guarantees, and make loans. In addition, the agreement includes financial covenants relating to net total leverage ratio, interest coverage ratio, total debt to equity ratio, debt service coverage ratio, and tangible net worth. It also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with the Malaysian Ringgit Facility Agreement through June 30, 2014.

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

The Malaysian Euro Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to grant liens over the equipment financed by the facilities, effect asset sales, provide guarantees, change its business, engage in mergers, consolidations and restructurings, and enter into contracts with FSI and its subsidiaries. In addition, the agreement includes the following financial covenants: maximum total debt to equity ratio, maximum total leverage ratio, minimum interest coverage ratio and minimum debt service coverage ratio. It also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with the Malaysian Euro Facility Agreement through June 30, 2014.

Malaysian Facility Agreement

FS Malaysia, our indirect wholly owned subsidiary, has entered into an export financing facility agreement (“Malaysian Facility Agreement”) with a consortium of banks. FS Malaysia’s obligations related to the agreement are guaranteed, on an unsecured basis, by FSI. In connection with the Malaysian Facility Agreement, all of FS Malaysia’s obligations are secured by a first party, first legal charge over the machinery and equipment financed by the credit facilities, and any other documents, contracts and agreements related to that machinery and equipment. Also in connection with the agreement, any payment claims of FSI against FS Malaysia are subordinated to the claims of the lenders. At June 30, 2014, machinery and equipment with a net book value of $38.6 million was pledged as collateral for these loans.

The Malaysian Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to incur indebtedness, create liens, effect asset sales, engage in reorganizations, issue guarantees, and make loans. In addition, the Malaysian Facility Agreement includes financial covenants relating to net total leverage ratio, interest coverage ratio, total debt to equity ratio, debt service coverage ratio, and tangible net worth. The Malaysian Facility Agreement also contain certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with each of the Malaysian Facility Agreement as of June 30, 2014.

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

Our long-term debt borrowing rates as of June 30, 2014 were as follows:

Loan Agreement	Borrowing Rate at June 30, 2014
Revolving Credit Facility	2.41%
Malaysian Ringgit Facility Agreement	KLIBOR plus 2.00% (2)
Malaysian Euro Facility Agreement	EURIBOR plus 1.00%
Malaysian Facility Agreement (1)	Fixed rate facility at 4.54%
Floating rate facility at EURIBOR plus 0.55% (2)
Capital lease obligations	Various

(1)	Outstanding balance split equally between fixed and floating rates.

(2)	Interest rate hedges have been entered into relating to these variable rates. See Note 8. “Derivative Financial Instruments,” to our condensed consolidated financial statements.

Future Principal Payments

At June 30, 2014, the future principal payments on our long-term debt, excluding payments related to capital leases, were due as follows (in thousands):

Remainder of 2014	$32,122
2015	57,376
2016	40,998
2017	34,559
2018	29,093
Total long-term debt future payments	$194,148

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

Loan Guarantees

At June 30, 2014 and December 31, 2013, our only loan guarantees were guarantees of our own long-term debt, as disclosed in Note 11. “Debt,” to these condensed consolidated financial statements.

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit, surety bonds, and bank guarantees to provide financial and performance assurance to third parties. Our Revolving Credit Facility provides us the capacity to issue up to $600.0 million in letters of credit, subject to certain limits depending on the currencies of the letters of credit, at a fee equal to the applicable margin for Eurocurrency revolving loans and a fronting fee. As of June 30, 2014, we had $126.3 million in letters of credit issued under the Revolving Credit Facility with a remaining availability of $473.7 million, all of which can be used for the issuance of letters of credit. The substantial majority of these letters of credit were supporting our systems business projects. As of June 30, 2014, we had $1.1 million in bank guarantees and letters of credit issued outside of our Revolving Credit Facility, some of which were posted by certain of our foreign subsidiaries, $62.9 million of letters of credit issued under a bi-lateral facility secured with cash and $166.5 million in surety bonds outstanding primarily for our systems business projects. The available bonding capacity under our surety lines was $626.2 million as of June 30, 2014.

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

Product warranty activities during the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Product warranty liability, beginning of period	$208,294	$185,630	$198,041	$191,596
Accruals for new warranties issued	8,242	7,916	19,511	18,449
Settlements	(3,498)	(8,447)	(7,577)	(19,410)
Changes in estimate of product warranty liability	(2,211)	4,158	852	(1,378)
Product warranty liability, end of period	$210,827	$189,257	$210,827	$189,257
Current portion of warranty liability	$68,214	$62,989	$68,214	$62,989
Noncurrent portion of warranty liability	$142,613	$126,268	$142,613	$126,268

At June 30, 2014, our accrued liability for product warranty was $210.8 million. We have historically estimated our product warranty liability for power output and defects in materials and workmanship under normal use and service conditions to have an estimated warranty return rate of approximately 3% of modules covered under warranty. A 1% change in estimated warranty return rate would change our estimated warranty liability by approximately $59.1 million.

Accrued Expenses in Excess of Product Warranty

During the period from June 2008 to June 2009, a manufacturing excursion occurred whereby certain modules manufactured during that time period may experience premature power loss once installed in the field. We initiated a voluntary remediation program beyond our standard limited warranty pursuant to which we made commitments to customers with systems containing modules manufactured during the relevant period that we would cover certain costs of remediation efforts. These remediation efforts included module removal, replacement and logistical services and additional compensation payments to customers under certain circumstances. As of each fiscal period in question, we have estimated our voluntary remediation program accrual based on evaluation and consideration of the then-currently available information, including the estimated number of affected modules in the field, historical experience related to our voluntary remediation efforts, customer-provided data related to potentially affected systems and the estimated costs of performing the logistical services covered under our remediation program. In 2013 and during the six months ended June 30, 2014, we recorded no additional expenses associated with our voluntary remediation program.

As of June 30, 2014 and December 31, 2013, accrued expenses in excess of normal product warranty liability were $45.6 million and $52.1 million, of which $8.8 million and $12.5 million, respectively, was classified as current and $36.8 million and

$39.6 million, respectively, was classified as noncurrent and included in “Accrued expenses” and “Other liabilities,” in the accompanying condensed consolidated balance sheets.

As of June 30, 2014 and December 31, 2013, $38.8 million and $42.7 million of accrued expenses in excess of normal product warranty liability related to the manufacturing excursion during the period between June 2008 and June 2009, whereby certain modules manufactured during that time period may experience premature power loss once installed in the field. The accrued expenses consist primarily of estimated compensation payments to customers, under certain circumstances, for power lost prior to remediation of the customer’s system under our remediation program, and to a lesser extent, remediation efforts related to module removal, replacement and logistical services committed to by us beyond the normal product warranty.

As of June 30, 2014 and December 31, 2013, $6.8 million and $9.4 million of accrued expenses in excess of normal product warranty liability and related expenses include commitments to certain customers related to a workmanship issue potentially affecting a limited number of solar modules manufactured between October 2008 to June 2009. A limited number of the modules manufactured during that time utilized a new material and process to attach the cord plate (junction box) to the module which may not adhere securely over time. We know the serial numbers of the affected modules and have proactively contacted the system owners to repair or replace the potentially impaired modules currently in service in a manner consistent with our normal workmanship warranty. For roof-mounted systems, we will also remove and replace the affected modules at no cost to the system owner, which remediation is in excess of our limited workmanship warranty obligation.

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

As of June 30, 2014 and December 31, 2013, we recorded $2.8 million and $11.5 million, respectively, of estimated obligations under such arrangements, which are classified as other liabilities in our condensed consolidated balance sheets.

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

Contingent Consideration

In connection with the TetraSun and Solar Chile acquisitions, we agreed to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted project and module shipment volume milestones. We have recognized $11.5 million and $16.5 million of current liabilities and $14.5 million and $11.7 million of long-term liabilities for these contingent obligations based on their estimated fair value as of June 30, 2014 and December 31, 2013, respectively.

We continually seek to make additions to our advance stage project pipeline. We are actively developing our early to mid-stage project pipeline in order to secure PPAs and we are also pursuing opportunities to acquire advance-stage projects, which already have PPAs in place. In connection with these project acquisitions we agreed to pay additional amounts to project sellers upon achievement of project related milestones such as obtaining a purchase price agreement, obtaining financing and selling to a new owner. We recognize an estimated project acquisition contingent liability when we determine that such liability is both probable and reasonably estimable and the carrying amount of the related project asset is correspondingly increased. As of June 30, 2014 and December 31, 2013, we have recorded $18.5 million and $21.3 million of current liabilities, respectively, and $39.6 million and $47.3 million of long-term liabilities, respectively, for such contingent obligations. Any future differences between the acquisition-date contingent obligation estimate and the ultimate settlement of the obligations will be recognized primarily as an adjustment to project assets as contingent payments are considered direct and incremental to the underlying value of the related projects.

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

Our module collection and recycling liabilities at June 30, 2014 and December 31, 2013, was $250.0 million and $225.2 million, respectively. A 1% increase in our annualized inflation rate used in our estimated future collection and recycling cost per module would increase our liability by $61.9 million and a 1% decrease in that rate would decrease our liability by $50.1 million.

75% of our modules sold during the quarter ended June 30, 2014 were subject to the solar module collection and recycling liability, which is a reduction from the prior quarter and is consistent with our ongoing transition to being a provider of adaptable solar energy solutions for our power plant customers.

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

On July 23, 2012, the Arizona District Court issued an order appointing as lead plaintiffs in the class action the Mineworkers’ Pension Scheme and British Coal Staff Superannuation Scheme (collectively “Pension Schemes”). The Pension Schemes filed an amended complaint on August 17, 2012, which contains similar allegations and seeks similar relief as the original complaint. Defendants filed a motion to dismiss on September 14, 2012. On December 17, 2012, the court denied Defendants’ motion to dismiss. On February 26, 2013, the court directed the parties to begin class certification discovery, and ordered a further scheduling conference to set the merit discovery schedule after the issue of class certification has been decided. On June 21, 2013, the Pension Schemes filed a motion for class certification. On October 8, 2013, the Arizona District Court granted the Pension Schemes’ motion for class certification. The deadline to complete merits discovery is December 30, 2014. The deadline to file motion(s) for summary judgment is January 20, 2015.

Merits discovery is continuing. We are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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

On July 16, 2013, a derivative complaint was filed in the Superior Court of Arizona, Maricopa County, titled Bargar et al. v. Ahearn et al., Case No. CV2013-009938, by a putative shareholder against certain current and former directors and officers of the Company. The complaint contains similar allegations to the Delaware and Arizona derivative cases, and includes claims for, among other things, breach of fiduciary duties, insider trading, unjust enrichment, and waste of corporate assets. By court order on October

3, 2013, the Superior Court of Arizona, Maricopa County granted the parties’ stipulation to defer defendants’ response to the complaint pending resolution of the Smilovits class action or expiration of the stay issued in the consolidated derivative actions in the Arizona District Court. On November 5, 2013, the matter was placed on the court’s inactive calendar until March 31, 2014. On March 28, 2014, the court continued the matter on its inactive calendar until August 29, 2014. On June 30, 2014, the parties jointly moved to keep the matter on the court’s inactive calendar until November 28, 2014. The court has not yet acted on the joint motion.

The Company believes that plaintiffs in the derivative actions lack standing to pursue litigation on behalf of First Solar. The derivative actions are still in the initial stages and there has been no discovery. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

13. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as share-based compensation expense over the required or estimated service period for awards expected to vest. The share-based compensation expense that we recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Share-based compensation expense included in:
Cost of sales	$680	$1,307	$5,990	$5,823
Research and development	1,013	988	2,265	2,921
Selling, general and administrative	6,458	5,207	13,194	14,926
Production start-up	3	(72)	3	248
Total share-based compensation expense	$8,154	$7,430	$21,452	$23,918

The following table presents our share-based compensation expense by type of award for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restricted and performance stock units	$9,411	$7,244	$21,931	$25,680
Unrestricted stock	332	300	663	600
Stock purchase plan	151	235	400	472
Net amount released from (absorbed into) inventory	(1,740)	(349)	(1,542)	(2,834)
Total share-based compensation expense	$8,154	$7,430	$21,452	$23,918

Share-based compensation expense capitalized in our inventory was $5.1 million and $3.6 million at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, we had no unrecognized share-based compensation cost related to unvested stock option awards, and $64.3 million of unrecognized share-based compensation cost related to unvested restricted and performance stock units including our stock purchase plan, which we expect to recognize as an expense over a weighted-average period of approximately 1.8 years.

The estimated forfeiture rate used to record compensation expense is based on historical forfeitures and is adjusted periodically based on actual results. At June 30, 2014 and 2013, our forfeiture rates were 9.5% and 9.0%, respectively.

14. Income Taxes

Our effective tax rates were (91.7)% and 18.6% for the three and six months ended June 30, 2014, respectively, and 18.2% and 13.5% for the three and six months ended June 30, 2013, respectively. Our effective tax rate was higher during the six months ended June 30, 2014 compared with the six months ended June 30, 2013 primarily due to the benefit of the R&D credit being renewed during Q1 2013 and a greater percentage of profits earned in higher tax jurisdictions during 2014. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate of 35.0% primarily due to the benefit associated with foreign income taxed at lower rates including the beneficial impact of our Malaysian tax holiday, and additional tax expense attributable to losses in jurisdictions which no tax benefits could be recorded.

We account for our investment tax credits using the “deferred method” of accounting under which the tax benefit generated from an investment tax credit is recorded as a reduction to the GAAP fixed asset basis. As a result of a project being placed into service in the second quarter of 2014 we generated $20.7 million of investment tax credit.

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

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740. It is reasonably possible that approximately $30.1 million of unrecognized tax benefits will be recognized within the next twelve months.

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

The impact of implementing ASU 2013-11, which was effective for the period ended March 31, 2014, resulted in a decrease to our “Deferred tax assets, net (noncurrent)” and decrease to “Other liabilities” in the amount of $50.6 million.

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

The calculation of basic and diluted net income per share for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic net income per share
Numerator:
Net income	$4,528	$33,598	$116,535	$92,740
Denominator:
Weighted-average common stock outstanding	100,148	89,201	99,871	88,209
Diluted net income per share
Denominator:
Weighted-average common stock outstanding	100,148	89,201	99,871	88,209
Effect of stock options, restricted and performance stock units, and stock purchase plan shares	1,666	1,941	1,949	2,056
Weighted-average shares used in computing diluted net income per share	101,814	91,142	101,820	90,265

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Per share information — basic:
Net income per share	$0.05	$0.38	$1.17	$1.05

Per share information — diluted:
Net income per share	$0.04	$0.37	$1.14	$1.03

The following number of outstanding employee stock options, restricted and performance stock units and stock purchase plan shares were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2014 and 2013 as they would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Anti-dilutive shares	50	91	107	107

16. Comprehensive Income

Comprehensive income, which includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, the impact of which, has been excluded from net income and reflected as components of stockholders’ equity, was as follows for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013
Net income	$4,528	$33,598
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,721)	1,500
Unrealized gain (loss) on marketable securities and restricted investments for the period (net of tax of $(1,295) and $1,307, respectively)	18,572	(17,029)
Less: reclassification for (gains) included in net income (net of tax of $83 and $0, respectively)	(127)	—
Unrealized gain (loss) on marketable securities and restricted investments	18,445	(17,029)
Unrealized gain (loss) on derivative instruments for the period (net of tax of $677 and $5, respectively)	417	(305)
Less: reclassification for (gain) loss included in net income (net of tax of $0 and $0, respectively)	(1,827)	3,214
Unrealized (loss) gain on derivative instruments	(1,410)	2,909
Other comprehensive income (loss), net of tax	15,314	(12,620)
Comprehensive income	$19,842	$20,978

	Six Months Ended June 30,
	2014	2013
Net income	$116,535	$92,740
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	(1,661)	(1,577)
Unrealized gain (loss) on marketable securities and restricted investments for the period (net of tax of $(2,957) and $2,241, respectively)	38,748	(27,370)
Less: reclassification for (gains) included in net income (loss) (net of tax of $83 and $0, respectively)	(127)	—
Unrealized gain (loss) on marketable securities and restricted investments	38,621	(27,370)
Unrealized (loss) gain on derivative instruments for the period (net of tax of $2,140 and $(1,101), respectively)	(1,455)	1,220
Less: reclassification for (gains) included in net income (loss) (net of tax of $0 and $3,476, respectively)	(2,300)	(4,157)
Unrealized (loss) on derivative instruments	(3,755)	(2,937)
Other comprehensive income (loss), net of tax	33,205	(31,884)
Comprehensive income	$149,740	$60,856

Components and details of accumulated other comprehensive income (loss) at June 30, 2014 and 2013 were as follows (in thousands):

Components of Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2013	$(34,190)	$11,558	$(3,144)	$(25,776)
Other comprehensive (loss) income before reclassifications	(1,661)	38,748	(1,455)	35,632
Amounts reclassified from accumulated other comprehensive income	—	(127)	(2,300)	(2,427)
Net other comprehensive (loss) income	(1,661)	38,621	(3,755)	33,205
Balance as of June 30, 2014	$(35,851)	$50,179	$(6,899)	$7,429

Details of Accumulated Other Comprehensive Income (Loss)	Amount Reclassified		Income Statement Line Item
	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Gains on marketable securities
	$210	$210	Other income, net
	83	83	Tax expense
	127	127	Net of tax
Gains and (losses) on derivative contracts
Interest Rate and Cross Currency Swap Contracts	$(189)	(448)	Interest expense
Cross Currency Swap Contracts	2,016	2,748	Foreign currency gain
	1,827	2,300	Total before tax
	—	—	Tax expense
	$1,827	$2,300	Total net of tax

Components of Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2012	$(38,485)	$51,243	$(2,579)	$10,179
Other comprehensive (loss) income before reclassifications	(1,577)	(27,370)	1,220	(27,727)
Amounts reclassified from accumulated other comprehensive income	—	—	(4,157)	(4,157)
Net other comprehensive (loss)	(1,577)	(27,370)	(2,937)	(31,884)
Balance as of June 30, 2013	$(40,062)	$23,873	$(5,516)	$(21,705)

Details of Accumulated Other Comprehensive Income (Loss)	Amount Reclassified		Income Statement Line Item
	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Gains and (losses) on derivative contracts
Foreign Exchange Forward Contracts	$—	13,115	Net sales
Interest Rate and Cross Currency Swap Contracts	(302)	(596)	Interest expense
Cross Currency Swap Contract	(2,912)	(4,886)	Foreign currency (loss)
	(3,214)	7,633	Total before tax
	—	3,476	Tax expense
	$(3,214)	$4,157	Total net of tax

17. Statement of Cash Flows

The following table presents a reconciliation of net income to net cash provided by operating activities for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Net income	$116,535	$92,740
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation, amortization, and accretion	123,312	113,060
Impairment and net loss on disposal of long-lived assets	4,773	4,300
Impairment of project assets	—	—
Share-based compensation	21,452	23,918
Remeasurement of monetary assets and liabilities	4,416	(6,935)
Deferred income tax expense (benefit)	(20,217)	(7,769)
Excess tax benefits from share-based compensation arrangements	(16,165)	(55,695)
Gain on sales of marketable securities, and restricted investments, net	(210)	—
Other operating activities	2,016	121
Changes in operating assets and liabilities:
Accounts receivable, trade, unbilled and retainage	(145,478)	341,357
Prepaid expenses and other current assets	(856)	93,438
Other assets	(2,573)	449
Inventories and balance of systems parts	85,958	75,120
Project assets and deferred project costs	(92,826)	(670,456)
Accounts payable	(72,423)	(129,314)
Income taxes payable	39,151	28,256
Accrued expenses and other liabilities	(271,970)	350,203
Accrued solar module collection and recycling liability	25,309	36,035
Total adjustments	(316,331)	196,088
Net cash (used in) provided by operating activities	$(199,796)	$288,828

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

Our second segment is our fully integrated systems business (“systems segment”), through which we provide complete turn-key PV solar power systems, or solar solutions that draw upon our capabilities, which include (i) project development, (ii) EPC services, (iii) operating and maintenance (“O&M”) services, and (iv) project finance expertise. We may provide our full EPC service or any combination of individual products and services within our EPC capabilities depending upon the customer and market opportunity. All of our systems segment products and services are for PV solar power systems which use our solar modules, and such products and services are sold directly to investor owned utilities, independent power developers and producers, commercial and industrial companies, and other system owners. Additionally within our systems segment we hold our PV solar power systems.

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

Financial information about our reportable segments during the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended June 30,			Three Months Ended June 30,
	2014			2013
	Components	Systems	Total	Components	Systems	Total
Net sales	$194,061	$350,292	$544,353	$192,908	$326,852	$519,760
Gross profit	$686	$92,039	$92,725	$(8,193)	$148,291	$140,098
(Loss) income before income taxes	$(44,559)	$46,921	$2,362	$(67,348)	$108,410	$41,062
Goodwill	$16,152	$68,833	$84,985	$6,097	$68,833	$74,930
Total assets	$4,007,064	$2,604,951	$6,612,015	$4,140,842	$2,727,284	$6,868,126

	Six Months Ended June 30,			Six Months Ended June 30,
	2014			2013
	Components	Systems	Total	Components	Systems	Total
Net sales	$510,919	$983,592	$1,494,511	$549,504	$725,461	$1,274,965
Gross profit	$25,774	$303,662	$329,436	$3,416	$306,008	$309,424
(Loss) income before income taxes	$(73,985)	$217,207	$143,222	$(116,886)	$224,137	$107,251
Goodwill	$16,152	$68,833	$84,985	$6,097	$68,833	$74,930
Total assets	$4,007,064	$2,604,951	$6,612,015	$4,140,842	$2,727,284	$6,868,126

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems net sales recognized for the three and six months ended June 30, 2014 and 2013. For the purposes of the following table, (i) “Solar module revenue” is composed of total revenues from the sale of solar modules to third parties, which does not include any systems segment product or service offerings and (ii) “Solar power system revenue” is composed of total revenues from the sale of our solar power systems and related products and services including the solar modules installed in such solar power systems along with revenue generated from our PV solar power systems.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Solar module revenue	$65,397	$81,304	$106,398	$274,554
Solar power system revenue	478,956	438,456	1,388,113	1,000,411
Net sales	$544,353	$519,760	$1,494,511	$1,274,965

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

Certain highlights of our financial results and other key developments include:

•
Net sales for the three months ended June 30, 2014 increased by 5% to $544.4 million compared to $519.8 million for the same period in 2013. This increase in net sales was due to higher systems business project revenues, partially offset by lower net sales to third-party module customers due to a decrease in average selling price per watt. The increase in systems revenue was primarily attributable to meeting the criteria for full revenue recognition on our 50 MW Macho Springs project. In addition, we continued construction and related revenue recognition on our AV Solar Ranch One, Desert Sunlight and Topaz projects.

•
Net sales for the six months ended June 30, 2014 increased by 17% to $1,494.5 million compared to $1,275.0 million for the same period in 2013. The increase in net sales was due to higher systems business project revenues, partially offset by lower sales volumes to third-party module customers. The increase in systems revenue was primarily attributable to meeting the full revenue recognition on our 139 MW Campo Verde and 50 MW Macho Springs projects. We also commenced construction on a 102 MW AGL Nyngan Solar Project in Australia and multiple projects in California and recognized related initial revenue relating to progress made during the six months ended June 30, 2014. In addition, our systems revenue increased due to continued construction and related revenue recognition on our Topaz and Desert Sunlight projects.

•
Module shipments were 0.4 GW DC during the quarter ended June 30, 2014. Module shipments do not have a direct correlation to net sales as module shipments do not represent total systems revenues and do not consider the timing of when all revenue recognition criteria are met including timing of module installation.

•
New bookings during the period April 1, 2014 through August 5, 2014 were 0.8 GW DC and reflects the 310 MW AC Tribal Solar solar power plant in California and 175 MW AC solar power plant in Southern California. The remainder of bookings consisted primarily of module only sales.

•
Gross profit decreased 10.0 percentage points to 17.0% during the quarter ended June 30, 2014 from 27.0% during the quarter ended June 30, 2013, primarily due to a mix of lower gross profit projects sold and under construction during the period and lower average selling prices of our modules, partially offset by favorable capacity utilization, throughput improvements and lower manufacturing and raw materials costs.

•
Gross profit decreased 2.3 percentage points to 22.0% during the six months ended June 30, 2014 from 24.3% during the six months ended June 30, 2013, primarily due to a mix of lower gross profit projects sold and under construction during the period and lower average selling prices of our modules, partially offset by favorable capacity utilization, throughput improvements and lower manufacturing and raw materials costs.

•
As of June 30, 2014, we had 28 installed production lines with an annual global manufacturing capacity of approximately 2.3 GW at our manufacturing plants in Perrysburg, Ohio, and Kulim, Malaysia. We produced 0.4 GW DC of solar modules during the quarter ended June 30, 2014 which represents a 15% increase from the same period in 2013. We expect to produce approximately 1.8 GW of solar modules during 2014 and have produced 0.8 GW of solar modules during the first six months of 2014. This increase in production year-over-year is due to improved plant utilization, higher module efficiency and throughput improvements on the same number of production lines. During the three months ended June 30, 2014, we ran our factories at approximately 80% capacity utilization, which represents a 5 percentage point increase from the quarter ended June 30, 2013.

•	The average conversion efficiency of our modules was 14.0% in the second quarter of 2014, which is an improvement of 100 basis points year-over-year.

•
We announced a new world record for CdTe cell efficiency at 21.0%, breaking our previous record of 20.4% that we announced in February 2014 and representing the seventh substantial update to CdTe record efficiency since 2011.

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

In the components business, we continue to face intense competition from manufacturers of crystalline silicon solar modules and other types of solar modules and PV systems. Solar module manufacturers compete with one another in several product performance attributes, including reliability and selling price per watt, and, with respect to solar power systems, net present value (“NPV”), return on equity (“ROE”) and levelized cost of electricity (“LCOE”), meaning the net present value of total life cycle costs of the solar power project divided by the quantity of energy which is expected to be produced over the system’s life. We believe we are among the lowest cost PV module manufacturers in the solar industry on a module cost per watt basis, based on publicly available information. This cost competitiveness is reflected in the price at which we sell our modules and fully integrated PV solar power systems and enables our PV solar power systems to compete favorably. Our cost competitiveness is based in large part on our proprietary technology (which enables conversion efficiency improvements and enables us to produce a module in less than 2.5 hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), our scale, and our operational excellence. In addition, our CdTe modules use approximately 1-2% of the amount of the polysilicon that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels. Polysilicon costs had periods of decline over the past several years, contributing to a decline in our manufacturing cost competitiveness over traditional crystalline silicon module manufacturers. Given the lower conversion efficiency of our modules compared to certain types of crystalline silicon modules, there may be higher BoS costs associated with systems using our modules. Thus, to compete effectively on the basis of LCOE, our modules need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules with higher conversion efficiencies. We continue to focus on reducing BoS costs associated with PV solar power systems using our modules. We believe we can continue to reduce BoS costs by improving module conversion efficiency, leveraging volume procurement around standardized hardware platforms, using innovative installation techniques and know how, and accelerating installation times to reduce labor costs. BoS costs can represent a significant portion of the costs associated with the construction of a typical utility-scale PV solar power system.

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

Long Term Strategic Plan

In executing our Long Term Strategic Plan (“LTSP”) we are focusing on providing solar PV generation solutions using our modules to sustainable geographic markets that we believe have a compelling need for mass-scale PV electricity, including markets throughout the Americas, Asia, Australia, the Middle East, and Africa. As part of our LTSP, we are focusing on opportunities in which our solar PV generation solutions will compete more directly with fossil fuel offerings on an LCOE or similar basis. Execution of the LTSP entails a reallocation of resources around the globe, in particular dedicating resources to regions such as Latin America, Asia, the Middle East, and Africa where we have not traditionally conducted significant business to date. We are evaluating and managing closely the appropriate level of resources required as we transition into and penetrate these specific markets. We have and intend to continue to dedicate significant capital and human resources to reduce the total installed cost of solar PV generation, to optimize the design and logistics around our solar PV generation solutions, and to ensure that our solutions integrate well into the overall electricity ecosystem of each specific market.

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

We expect to use our working capital, the availability under our Revolving Credit Facility, or non-recourse or limited-recourse project financing to finance the construction of certain of our PV solar power systems, if the sale of such systems prior to construction beginning does not meet our economic return expectations or we cannot sell under terms and conditions that are favorable to us. From time to time we may own and operate certain PV solar power systems, often with the intention to sell at a later date. The ability to do so allows us to gain control of the sales process, provide a lower risk profile to a future buyer of a PV solar power system and improve our ability to drive higher eventual sale values. We may also elect to construct and retain ownership interests in merchant and other power plants. We continue to pursue strategic partnerships that open up new geographic markets. We also continue to assess and pursue other business arrangements that provide access to a lower cost of capital and optimize the value of our projects. Business arrangements that can lower the cost of capital and provide other benefits relating to project sales process, such as YieldCo arrangements, have been used increasingly by renewable energy companies. Additionally, our joint ventures and other business arrangements with strategic partners have and may in the future result in us temporarily retaining a minority or non-controlling ownership interest in the underlying systems projects we develop, supply modules to, or construct potentially for a period of up to several years. Such business arrangements could become increasingly important to our competitive profile in markets globally, including North America. In each of the above mentioned examples, we may retain such ownership interests in a consolidated and/or unconsolidated separate entity.

Construction of Some of the World’s Largest PV Solar Power Systems

In North America, we continue to execute on our advanced-stage utility-scale project pipeline. We expect a substantial portion of our consolidated net sales, operating income and cash flows through 2016 to be derived from several large projects in North America, including the following projects which are currently or will be among the world’s largest PV solar power systems: the 550 MW Topaz Solar Farm, located in San Luis Obispo County, California; the 550 MW Desert Sunlight Solar Farm, located west of Blythe, California; the 250 MW McCoy Solar Energy Project, located in Riverside County, California; the 250 MW Silver State South project, located near Primm in Clark County, Nevada; and the 150MW Imperial Solar Energy Center West project, located in California, which are all under contract and the following projects which are not yet sold or contracted: the 300MW Stateline project, located in San Bernardino County, California; the 250MW Moapa project, located in Clark County, Nevada; and the 150MW SolarGen 2 project located in Imperial County, California. Please see the tables under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Systems Project Pipeline” for additional information about these and other projects within our systems business advanced-stage project pipeline. Construction progress of these projects is subject to risks and delays as described in the Risk Factors. Revenue recognition for these and other systems projects is in many cases not linear in nature due to the timing of when all revenue recognition criteria have been or are expected to be met, and consequently period over period comparisons of results of operations may not be meaningful. As we progress construction towards substantial completion of these PV solar power systems, we may have a larger portion of our net sales, operating income and cash flows come from future sales of solar offerings outside of North America, pursuant to our LTSP described above. North America however, will continue to represent a meaningful portion of our net sales, operating income and cash flows as a significant portion of our advance-stage project pipeline, excluding the projects above, is also comprised of projects in North America.

Systems Project Pipeline

The following tables summarize, as of August 5, 2014, our approximately 4.0 GW systems business advanced-stage project pipeline. As of June 30, 2014, for the Projects Sold/ Under Contract in our advanced-stage project pipeline of approximately 2.6 GW, we have recognized revenue with respect to the equivalent of approximately 1.1 GW. Such MW equivalent amount refers to the ratio of revenue recognized for the Projects Sold/ Under Contract in our advanced-stage project pipeline compared to total contracted revenue for such projects, multiplied by the total MW for such projects. The remaining revenue to be recognized subsequent to June 30, 2014 for the Projects Sold/ Under Contract in our advanced-stage project pipeline is expected to be approximately $3.7 billion. The substantial majority of such amount is expected to be recognized as revenue through the later of the substantial completion or project closing dates of the Projects Sold/ Under Contract. The remaining revenue to be recognized does not have a direct correlation to expected remaining module shipments for such Projects Sold/ Under Contract as expected module shipments do not represent total systems revenues and do not consider the timing of when all revenue recognition criteria are met including timing of module installation. With regard to gross profit margin of the projects in the tables below, as we move to a higher-mix of third-party construction contracts, gross profit on those projects are lower than gross profit on construction contracts relating to our self-developed projects. The actual volume of modules installed in our Projects Sold/ Under Contract will be greater than the Project Size in MW AC as module volumes required for a project are based upon MW DC, which will be greater than the MW AC size pursuant to a DC-AC ratio typically ranging from 1.2 to 1.4. Such ratio varies across different projects due to various system design factors. Projects are removed from our advanced-stage project pipeline tables below once we have completed construction and after all revenue has been recognized. Projects, or portions of projects may also be removed from the tables below in the event an EPC contract or partner developed project does not get permitting or financing or an unsold or uncontracted project ultimately does not get sold or contracted due to the changing economics of the project or other factors.

We continually seek to make additions to our advanced-stage project pipeline. We are actively developing our early to mid-stage project pipeline in order to secure PPAs and we are also pursuing opportunities to acquire advanced-stage projects, which already have PPAs in place. New additions to our project pipeline during the period May 7, 2014 through August 5, 2014 include the 310 MW AC Tribal Solar solar power plant in California, the 175 MW AC solar power plant in Southern California and 45 MW AC for various projects in India.

Projects Sold/Under Contract
(Includes uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements including partner developed projects that we will be or are constructing)

					As of June 30, 2014
Project/Location	Project Size in MW AC (1)	Power Purchase Agreement (“PPA”)	Third Party Owner/Purchaser	Expected Year Revenue Recognition Will Be Completed By	Percentage Complete	Percentage of Revenue Recognized
Topaz, California	550	PG&E	MidAmerican	2014/2015	91%	91%
Desert Sunlight, California	550	PG&E / SCE	NextEra/GE/Sumitomo	2014/2015	90%	72%
McCoy, California	250	SCE	NextEra (2)	2016	—%	—%
Silver State South, Nevada	250	SCE	NextEra	2016	5%	—%
AVSR, California	230	PG&E	Exelon	2014	99%	99%
Southern California	175	Various	Various	2016	—%	—%
AGL, Australia	155	AGL	AGL (2) (6)	2015	7%	7%
Imperial Solar Energy Center West, California	150	SDG&E	Tenaska(2)	2016	—%	—%
California (Multiple Locations) (9)	79	PG&E/ SCE	Various (2)	2014	13%	13%
Copper Mountain 2, Nevada	58	PG&E	Sempra (2)	2015 (3)	—%	—%
Shams Ma’an, Jordan	53	NEPCO (2) (11)	Various (2)	2016	—%	—%
CID Solar and Cottonwood, California	43	PG&E / Marin Clean Energy	EDF Renewable Energy (2)	2015	2%	—%
PNM3, New Mexico	23	UOG (2)(4)	PNM (2)	2015	—%	—%
Total	2,566
Projects with Executed PPA - Not Sold/ Not Contracted

Project/Location	Fully Permitted	Project Size in MW AC (1)	Power Purchase Agreement (“PPA”)	Expected or Actual Substantial Completion Year	As of June 30, 2014 Percentage Complete
Tribal Solar, California	No	310	SCE	2019	—%
Stateline, California	No	300	SCE	2016	—%
Moapa, Nevada	No	250	LADWP	2015	8%
SolarGen 2, California	Yes	150	SDG&E	2014	93%
California Flats, California	No	150	PG&E	2016 (5)	—%
North Star, California	No	60	PG&E	2015	—%
India (Multiple Locations)	No	45	TSSPDCL (12)	2015	—%
Cuyama, California	No	40	PG&E	2015/2016 (5)	—%
Kingbird, California	No	40	SCPPA (8)/City of Pasadena	2015	—%
Lost Hills, California	Yes	32	PG&E	2015 (7)	—%
Barilla, Texas	No	22	(10)	2014	60%
Total		1,399
Key:

(1)
The volume of modules installed in MW DC (“direct current”) will be higher than the MW AC (“alternating current”) size pursuant to a DC-AC ratio typically ranging from 1.2-1.4. Such ratio varies across different projects due to various system design factors

(2)	EPC contract or partner developed project

(3)	First 92 MW AC phase was completed in 2012. Remaining phase is 58 MW AC for which substantial completion is expected in 2015

(4)	UOG = Utility Owned Generation

(5)	PPA term does not begin until 2019

(6)	First Solar will own five percent of projects (102 MW AC Nyngan and 53 MW AC Broken Hill)

(7)	Project has short-term PPA that begins in 2015 with PG&E PPA beginning in 2019

(8)	SCPPA = Southern California Public Power Authority

(9)	Kent South (Kings County), Kansas (Kings County), Adams East (Fresno County) and Old River (Kern County)

(10)	Merchant Plant - No PPA

(11)	NEPCO = National Electric Power Company, the country of Jordan’s regulatory authority for power generation and distribution and a consortium of investors

(12)	TSSPDCL = Southern Power Distribution Company of Telangana State Ltd

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.0%	73.0%	78.0%	75.7%
Gross profit	17.0%	27.0%	22.0%	24.3%
Research and development	6.0%	6.0%	4.8%	4.8%
Selling, general and administrative	10.6%	12.7%	7.8%	11.0%
Production start-up	0.1%	0.3%	—%	0.2%
Restructuring and asset impairments	—%	0.5%	—%	0.4%
Operating income	0.4%	7.5%	9.4%	7.9%
Foreign currency gain (loss)	—%	(0.2)%	—%	—%
Interest income	0.8%	0.7%	0.6%	0.7%
Interest expense, net	(0.2)%	(0.2)%	(0.1)%	(0.1)%
Other (expense) income, net	(0.6)%	0.1%	(0.3)%	—%
Income tax (benefit) expense	(0.4)%	1.4%	1.8%	1.1%
Net income	0.8%	6.5%	7.8%	7.3%

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

Our second segment is our fully integrated systems business (“systems segment”), through which we provide complete turn-key PV solar power systems, or solar solutions that draw upon our capabilities, which include (i) project development, (ii) EPC services, (iii) O&M services, and (iv) project finance expertise. We may provide our full EPC services or any combination of individual products and services within our EPC capabilities depending upon the customer and market opportunity. All of our systems segment products and services are for PV solar power systems which primarily use our solar modules, and such products and services are sold directly to investor owned utilities, independent power developers and producers, commercial and industrial companies, and other PV solar power system owners. Additionally, our systems segment reflects our holdings in certain PV solar power systems.

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

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems net sales for the three and six months ended June 30, 2014 and 2013. For the purpose of the following table, (a) Solar module revenue is composed of total net sales from the sale of solar modules to third parties, and (b) Solar power system revenue is composed of total net sales from the sale of PV solar power systems and related services and solutions including the solar modules installed in the PV solar power systems we develop and construct along with revenue generated from our PV solar power systems.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Six Month Period Change
Solar module revenue	$65,397	$81,304	$(15,907)	(20)%	$106,398	$274,554	$(168,156)	(61)%
Solar power system revenue	478,956	438,456	40,500	9%	1,388,113	1,000,411	387,702	39%
Net sales	$544,353	$519,760	$24,593	5%	$1,494,511	$1,274,965	$219,546	17%

Solar module revenue to third parties decreased $15.9 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to a 27% reduction in average selling prices per watt, partially offset by a 9% increase in volume of watts sold.

Solar power system revenue increased $40.5 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to the number and size of projects under construction between these periods as well as the timing of when all revenue recognition criteria have been met. The increase in systems revenue was primarily attributed to our 50 MW Macho Springs project having been sold to Southern Company subsidiary Southern Power and Turner Renewable Energy during the second quarter of 2014 and having met the criteria for full profit recognition. We also began construction on multiple projects in California and recognized related initial revenue reflecting progress made. In addition, our systems revenue increased due to continued construction and related revenue recognition on our Desert Sunlight, Topaz and AGL Nyngan projects partially offset by lower net sales for our completed projects Imperial Valley Energy Center South, Agua Caliente, and DEWA projects and partially completed AV Solar Ranch One project. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Systems Project Pipeline” for percentage complete and percentage of revenue recognized for these projects.

As a percentage of total net sales, our solar power systems, which include both our EPC revenue and solar modules used in the systems projects, increased from 84% to 88% of total net sales during the three months ended June 30, 2013 and 2014, respectively. The sequential mix shift in net sales was primarily driven by lower module only sales.

Solar module revenue to third parties decreased $168.2 million for the six months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to a 51% decrease in volume of watts sold and a 21% decrease in average selling prices per watt.

Solar power system revenue increased $387.7 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to the number and size of projects under construction between these periods as well as the timing of when all revenue recognition criteria have been met. The increase in systems revenue was primarily attributed to our 139 MW Campo Verde and 50 MW Macho Springs projects having met the criteria for full profit recognition. We also commenced construction on 102 MW AGL Nyngan Solar Project in Australia and multiple projects in California and recognized related initial revenue relating to progress made during the six months ended June 30, 2014. In addition, our systems revenue increased due to continued construction and related revenue recognition on our Desert Sunlight project offset by lower revenue from our completed Imperial Valley Energy Center South, Agua Caliente, DEWA and Alpine projects and partially completed AV Solar Ranch One and Topaz projects. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Systems Project Pipeline” for percentage complete and percentage of revenue recognized for these projects.

As a percentage of total net sales, our solar power systems which include both our EPC revenue and solar modules used in the systems projects, increased from 78% to 93% of total net sales during the six months ended June 30, 2013 and 2014, respectively. The sequential mix shift in net sales was primarily driven by lower module-only sales as the prior year six months ended June 30 included 128 MW of module volume used in construction of the largest thin-film PV solar power plant in Europe.

Three and Six Months Ended June 30, 2014 and 2013

Net sales

Components Business

We generally price and sell our solar modules per watt of name plate power. During the six months ended June 30, 2014, a significant portion of net sales from the components business was related to modules included in our PV solar power systems described below under “Net Sales-Systems Business.” Other than the modules included in our PV solar power systems, we sold the majority of our solar modules to PV solar power system project developers and system integrators, and operators who own, operate, or construct solar projects in India, Israel, France, United States and Germany.

From time to time we enter into module sales agreements with customers worldwide for specific projects or volumes of modules. Such agreements are generally not long term in nature. During the three and six months ended June 30, 2014, 70% and 65%, respectively, of our components business net sales, excluding modules included in our PV solar power systems, were denominated in Euros and were subject to fluctuations in the exchange rate between the Euro and U.S. dollar. During the three and six months ended June 30, 2013, 24% and 44%, respectively, of our components business net sales, excluding modules included in our PV solar power systems, were denominated in Euros and were subject to fluctuations in the exchange rate between the Euro and U.S. dollar.

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

Systems Business

Through our fully integrated systems business, we provide a complete turn-key solar power system solution using our solar modules, which may include project development, EPC services, O&M services, and project finance expertise. Additionally, from time to time we may own and operate PV solar power systems, which will be included with in our systems business. Revenue recognition for our systems projects are in many cases not linear in nature due to the timing of when all revenue recognition criteria have been met, and consequently period over period comparisons of results of operations may not be meaningful. We typically use the percentage-of-completion method using actual costs incurred over total estimated costs to construct a project (including module costs) as our standard accounting policy, but we only apply this method after all revenue recognition criteria have been met. There are also many instances in which we recognize revenue only after a project has been completed, primarily due to a project not being sold prior to completion or because all revenue recognition criteria are not met until the project is completed. Our revenue recognition policies for the systems business are described in further detail in Note 2. “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The following table shows net sales by reporting segment for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Six Month Period Change
Net Sales
Components	$194,061	$192,908	$1,153	1%	$510,919	$549,504	$(38,585)	(7)%
Systems	350,292	326,852	23,440	7%	983,592	725,461	258,131	36%
Total Net sales	$544,353	$519,760	$24,593	5%	$1,494,511	$1,274,965	$219,546	17%

The 5% increase in net sales during the three months ended June 30, 2014 compared with the three months ended June 30, 2013 was primarily due to a 7% increase in net sales from our systems segment and a 1% increase in net sales from our components segment.

Net sales from our components segment, which includes solar modules used in our systems projects, increased $1.2 million primarily due to a 19% increase in volume of watts sold and a 15% decrease in average selling prices.

Net sales from our systems segment, which excludes solar modules used in our systems projects, increased by $23.4 million, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to the number and size of projects under construction between these periods as well as the timing of when all revenue recognition criteria have been met. The increase in systems revenue was primarily attributed to our 50 MW Macho Springs project having been sold to Southern Company subsidiary Southern Power and Turner Renewable Energy during the second quarter of 2014 and having met the criteria for full profit recognition. We also began construction on multiple projects in California and recognized related revenue reflecting progress made. In addition, our systems revenue increased due to continued construction and related revenue recognition on our Desert Sunlight, Topaz and AGL Nyngan projects partially offset by lower net sales for our completed projects Imperial Valley Energy Center South, Agua Caliente, and DEWA projects and partially completed AV Solar Ranch One project. See Item 2:

“Management’s Discussion and Analysis of Financial Condition and Results of Operations-Systems Project Pipeline” for percentage complete and percentage of revenue recognized for these projects.

The 17% increase in net sales during the six months ended June 30, 2014 compared with the six months ended June 30, 2013 was primarily due to a 36% increase in net sales from our systems segment, partially offset by a 7% decrease in net sales from our components segment.

Net sales from our components segment, which includes solar modules used in our systems projects, decreased $38.6 million primarily due to a 13% decrease in average selling prices partially offset by a 6% increase in volume.

Net sales from our systems segment, which excludes solar modules used in our systems projects, increased by $258.1 million for the six months ended June 30, 2014 compared with the six months ended June 30, 2013 was primarily due to the number and size of projects under construction between these periods as well as the timing of when all revenue recognition criteria have been met. The increase in systems revenue was primarily attributed to our 139 MW Campo Verde and 50 MW Macho Springs projects having met the criteria for full profit recognition. We also commenced construction on the 102 MW AGL Nyngan Solar Project in Australia and multiple projects in California and recognized related initial revenue relating to progress made during the six months ended June 30, 2014. In addition, our systems revenue increased due to continued construction and related revenue recognition on our Desert Sunlight and Topaz project offset by lower revenue from our completed Imperial Valley Energy Center South, Agua Caliente, DEWA and Alpine projects and partially completed AV Solar Ranch One and Topaz projects. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Systems Project Pipeline” for percentage complete and percentage of revenue recognized for these projects.

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

The following table shows cost of sales by reporting segment for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Six Month Period Change
Cost of Sales
Components	$193,375	$201,101	$(7,726)	(4)%	$485,145	$546,088	$(60,943)	(11)%
Systems	258,253	178,561	79,692	45%	679,930	419,453	260,477	62%
Total Cost of Sales	$451,628	$379,662	$71,966	19%	$1,165,075	$965,541	$199,534	21%
% of net sales	83.0%	73.0%			78.0%	75.7%

Our cost of sales increased $72.0 million or 19% and increased 10.0 percentage points as a percentage of net sales for the three months ended June 30, 2014 compared with the three months ended June 30, 2013. The increase in cost of sales was primarily due to a $79.7 million increase in our systems segment cost of sales primarily for BoS components and other construction and development costs related to an increase in the number of solar power systems under construction or the timing of when all revenue recognition criteria have been met between the periods, and an increase in the mix of lower profit margin construction contracts. The increase in systems cost of sales was primarily attributable to our Macho Springs project having been sold and the beginning of construction on multiple projects in California. In addition, our systems segment cost of sales increased due to continued construction and related revenue recognition on our Desert Sunlight, AGL Nyngan and Topaz projects offset by lower cost of sales related to our completed Imperial Valley Energy Center South, Agua Caliente, and DEWA projects and partially completed AV Solar Ranch One project.

The increase in our system segment cost of sales was partially offset by a reduction of cost of sales of $7.7 million in our components segment primarily as a result of the following:

•	Inventory related write-offs of $3.8 million during the three months ended June 30, 2013;

•
Underutilization of our manufacturing capacity decreased by 5 percentage points as we ran our factories at approximately 80% of capacity for the three months ended June 30, 2014 as compared to 75% of capacity utilization during the three months ended June 30, 2013, causing a $4.7 million reduction in cost of sales;

•	Expenses associated with inventory write-downs to lower of cost or market increased by $2.1 million; and

•
Increase expense associated with an increase in volume of solar modules sold, partially offset by a reduction in cost of sales from module efficiency improvements, manufacturing process and raw material cost reductions and throughput enhancements, variable cost declines related lower estimated future recycling obligations, causing a $2.2 million increase to cost of sales.

Our cost of sales increased $199.5 million or 21% and increased 2.3 percentage points as a percentage of net sales for the six months ended June 30, 2014 compared with the six months ended June 30, 2013. The increase in cost of sales was primarily due to a $260.5 million increase in our systems segment cost of sales primarily for BoS components and other construction and development costs related to an increase in the number of solar power systems under construction of the timing of when all revenue recognition criteria have been met between the periods, and an increase in the mix of lower profit margin construction contracts. The increase in systems segment cost of sales was primarily attributable to our Campo Verde project having met the criteria for full profit recognition as well as our Macho Springs project being sold and the beginning of construction on multiple projects in California during the six months ended June 30, 2014. In addition, our systems segment cost of sales increased due to continued construction and related revenue recognition on our Desert Sunlight and AGL Nyngan projects offset by lower cost of sales related to our completed Imperial Valley Energy Center South, Agua Caliente, and DEWA projects and partially completed AV Solar Ranch One, Topaz and Alpine projects.

The increase in our system segment cost of sales was partially offset by a reduction of cost of sales of $60.9 million in our components segment primarily as a result of the following:

•
Module efficiency improvements, manufacturing process and raw material costs reductions and throughput enhancements, variable cost declines related to lower estimated future recycling obligations combined with increases in volume of solar modules resulted in a reduction to cost of sales of $46.6 million;

•
Underutilization of our manufacturing capacity decreased by 6 percentage points as we ran our factories at approximately 81% of capacity utilization for the six months ended June 30, 2014 as compared to 75% for the six months ended June 30, 2013, causing a $9.6 million reduction in cost of sales:

•	Inventory related write-offs of $3.8 million during the six months ended June 30, 2013; and

•	Expenses associated with inventory write-downs to lower of cost or market and other adjustments declined $2.5 million.

Gross profit

Gross profit is affected by numerous factors, including our module and system average selling prices, our manufacturing costs, BoS costs, project development costs, the effective utilization of our production capacity and facilities, and foreign exchange rates. Gross profit is also affected by the mix of net sales generated by our components and systems businesses. Gross profit for our systems business excludes the sales and cost of sales for solar modules, used in our systems projects which we include in the gross profit of our components business. As we move to a higher mix of third party EPC only contracts the gross profit on those contracts could be lower than gross profit on our self developed contracts.

The following table shows gross profit for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Six Month Period Change
Gross profit	$92,725	$140,098	$(47,373)	(34)%	$329,436	$309,424	$20,012	6%
% of net sales	17.0%	27.0%			22.0%	24.3%

Gross profit decreased 10.0 percentage points to 17.0% during the three months ended June 30, 2014 from 27.0% during the three months ended June 30, 2013, primarily due to a mix of lower gross profit projects sold and under construction during the period and lower average selling prices of our modules, partially offset by favorable capacity utilization, throughput improvements and lower manufacturing and raw material costs.

Gross profit decreased 2.3 percentage points to 22.0% during the six months ended June 30, 2014 from 24.3% during the six months ended June 30, 2013, primarily due to a mix of lower gross profit projects sold and under construction during the period and lower average selling prices of our modules, partially offset by favorable capacity utilization, throughput improvements and lower manufacturing and raw material costs.

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

The following table shows research and development expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Six Month Period Change
Research and development	$32,659	$30,964	$1,695	5%	$71,432	$60,895	$10,537	17%
% of net sales	6.0%	6.0%			4.8%	4.8%

The increase in research and development expense of $1.7 million for the three months ended June 30, 2014 compared with the three months ended June 30, 2013 was primarily due to costs related to (i) development of next-generation CdTe solar module; (ii) GE joint collaboration agreement used to further advance our CdTe solar technology; and (iii) incremental labor, facility and depreciation expenses as well.

During the three months ended June 30, 2014, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the average conversion efficiency of our solar modules from 13.0% for the three months ended June 30, 2013 to 14.0% for the three months ended June 30, 2014.

The increase in research and development expense of $10.5 million for the six months ended June 30, 2014 compared with the six months ended June 30, 2013 was primarily due to: (i) the GE joint collaboration agreement used to further advance our CdTe solar technology; (ii) write-offs and loss on sale of certain research equipment which was deemed to have no future use; (iii) the development of our next-generation CdTe solar module; and (iv) incremental labor, facility and depreciation expenses as well as additional costs relating to testing of the TetraSun cell manufacturing technology.

During the six months ended June 30, 2014, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the average conversion efficiency of our solar modules from 12.9% for the six months ended June 30, 2013 to 13.8% for the six months ended June 30, 2014.

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

The following table shows selling, general and administrative expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Six Month Period Change
Selling, general and administrative	$57,667	$66,265	$(8,598)	(13)%	$116,331	$140,730	$(24,399)	(17)%
% of net sales	10.6%	12.7%			7.8%	11.0%

Our selling, general and administrative expenses decreased by $8.6 million, or 13%, and were 10.6% and 12.7% as a percentage of net sales, when comparing the three months ended June 30, 2014 and 2013, respectively. The most significant items affecting our selling, general and administrative costs during the three months ended June 30, 2014 and 2013 are summarized as follows:

•	Depreciation and amortization expense declined $5.0 million primarily due to accelerated depreciation for certain leasehold improvements and sale of our Mesa facility in 2013;

•	Legal and professional services fees decreased by $4.2 million primarily due to lower legal fees incurred during the period; and

•	Salary and benefit expense increased $1.3 million, primarily due to increased stock based compensation as the result of a benefit from termination during the three months ended June 30, 2013.

Our selling, general and administrative expenses decreased by $24.4 million, or 17%, and were 7.8% and 11.0% as a percentage of net sales, when comparing the six months ended June 30, 2014 and 2013, respectively. The most significant items affecting our selling, general and administrative costs during the six months ended June 30, 2014 and 2013 are summarized as follows:

•
Salary and benefit expense decreased by $7.6 million, primarily in connection with a decrease in salaries of $5.9 million due headcount reductions and lower incentive compensation, combined with a decrease of $1.7 million in share based compensation expense;

•	Depreciation and amortization expense declined $9.6 million primarily due to accelerated depreciation for certain leasehold improvements and sale of our Mesa facility in 2013; and

•	Legal and professional services fees decreased by $6.9 million primarily due to lower legal fees incurred during the period.

Production start-up

Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. It also includes all expenses related to the selection of a new site and the related legal and regulatory costs, and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. In general, we expect production start-up expense per production line to be higher when we build an entirely new manufacturing facility compared with the addition of new production lines at an existing manufacturing facility or implementing changes to our manufacturing process at such existing facilities, primarily due to the additional infrastructure investment required when building an entirely new facility. On a going forward basis, we expect that the only costs included in production start-up expense will be related to the start-up of our TetraSun operations. Production start-up expense is attributable to our components segment.

The following table shows production start-up expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Six Month Period Change
Production start-up	$491	$1,392	$(901)	(65)%	$491	$2,768	$(2,277)	(82)%
% of net sales	0.1%	0.3%			—%	0.2%

During the three months ended June 30, 2014 and 2013, we incurred $0.5 million and $1.4 million, respectively, of production start-up expenses. During the six months ended June 30, 2014 and 2013, we incurred $0.5 million and $2.8 million, respectively, of production start-up expenses. Expenses were primarily for our global manufacturing personnel dedicated to plant expansion, new equipment installation, equipment upgrades and process improvements for both new and existing plants for the three and six months ended June 30, 2013. Expenses for the three and six months ended June 30, 2014 relate to the start-up of the operations associated with our TetraSun acquisition.

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

The following table shows restructuring and asset impairments expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Six Month Period Change
Restructuring and asset impairments	$—	$2,381	$(2,381)	(100)%	$—	$4,728	$(4,728)	(100)%
% of net sales	—%	0.5%			—%	0.4%

During the three months ended June 30, 2014 and 2013, we incurred zero and $2.4 million, respectively, of restructuring and asset impairment charges. The charges for the three months ended June 30, 2013 related to the April 2012 European restructuring initiatives, which included charges associated with the closure of our German manufacturing plants.

During the six months ended June 30, 2014 and 2013, we incurred zero and $4.7 million, respectively, of restructuring and asset impairment charges. The charges for the six months ended June 30, 2013 related to the April 2012 European restructuring initiatives, which included charges associated with the closure of our German manufacturing plants.

Foreign currency gain (loss)

Foreign currency gain (loss) consists of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency (loss) gain for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Six Month Period Change
Foreign currency gain (loss)	$21	$(1,068)	$1,089	(102)%	$(558)	$550	$(1,108)	(201)%

Foreign currency gain (loss) increased during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to differences between our economic hedge positions and the underlying exposure, and changes in the associated exchange rates.

Foreign currency gain (loss) decreased during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to differences between our economic hedge positions and the underlying exposure, and changes in the associated exchange rates.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, and restricted cash and investments. Interest income also includes interest received from notes receivable and any interest collected for late customer payments.

The following table shows interest income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Six Month Period Change
Interest income	$4,533	$3,405	$1,128	33%	$8,854	$8,352	$502	6%

Interest income increased $1.1 million during the three months ended June 30, 2014 compared with the three months ended June 30, 2013 primarily due to increased interest received from marketable securities due to increase in balances of marketable securities during the periods.

Interest income increased $0.5 million during the six months ended June 30, 2014 compared with the six months ended June 30, 2013 primarily due to increased interest received from marketable securities, partially offset by recognition of $2.1 million of interest received on note receivable, affiliate during the first six months of 2013.

Interest expense, net

Interest expense is incurred on various debt financings. We capitalize interest expense into our property, plant and equipment or project assets when such costs qualify for interest capitalization, reducing the amount of interest expense reported in any given period.

The following table shows interest expense, net for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Six Month Period Change
Interest expense, net	$(930)	$(875)	$(55)	6%	$(1,340)	$(1,625)	$285	(18)%

Interest expense, net of amounts capitalized, remained relatively flat during the three months ended June 30, 2014 compared with the three months ended June 30, 2013.

Interest expense, net of amounts capitalized, remained relatively flat during the six months ended June 30, 2014 compared with the six months ended June 30, 2013.

Other (expense) income, net

Other income (expense), net is primarily comprised of other miscellaneous items, amounts excluded from hedge effectiveness, and realized gains/losses on the sale of marketable securities.

The following table shows other income (expense), net for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Six Month Period Change
Other (expense) income, net	$(3,170)	$504	$(3,674)	(729)%	$(4,916)	$(329)	$(4,587)	1,394%

Other expense, net, increased during the three months ended June 30, 2014 compared with the three months ended June 30, 2013, primarily as a result of a write off of an equity investment, combined with amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges and other miscellaneous items.

Other expense, net, increased during the six months ended June 30, 2014 compared with the six months ended June 30, 2013, primarily as a result of a write off of an equity investment, combined with amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges and other miscellaneous items.

Income (Loss) Before Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Six Month Period Change
Income (loss) before income taxes
Components	$(44,559)	$(67,348)	$22,789	(34)%	$(73,985)	$(116,886)	$42,901	(37)%
Systems	46,921	108,410	(61,489)	(57)%	217,207	224,137	(6,930)	(3)%
Total income (loss) before income taxes	$2,362	$41,062	$(38,700)	(94)%	$143,222	$107,251	$35,971	34%

Components segment loss before income taxes decreased by $22.8 million, during the three months ended June 30, 2014 compared with the three months ended June 30, 2013, primarily due to (i) decreases in cost of sales attributed to module efficiency improvements, manufacturing processes and raw materials cost reductions and throughput enhancements, and decreased recycling obligations on current period sales; (ii) lower restructuring charges; (iii) decreases in underutilization during the periods, and (iv) partially offset by decreases in average selling prices and increases in volume of solar modules sold.

Systems segment income before income taxes decreased $61.5 million, during the three months ended June 30, 2014 compared with the three months ended June 30, 2013, primarily due to an increase in the number and size of projects under construction for which revenue was recognized.

Components segment loss before income taxes decreased by $42.9 million, during the six months ended June 30, 2014 compared with the six months ended June 30, 2013, primarily due to (i) decreases in cost of sales attributed to module efficiency improvements, manufacturing processes and raw materials cost reductions and throughput enhancements, and decreased recycling obligations on current period sales; (ii) lower restructuring charges; (iii) decreases in underutilization during the periods, and (iv) partially offset by decreases in average selling prices and increases in volume of solar modules sold.

Systems segment income before income taxes decreased $6.9 million, during the six months ended June 30, 2014 compared with the six months ended June 30, 2013, primarily due to an increase in the number and size of projects under construction for which revenue was recognized.

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

The following table shows consolidated income tax expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Six Month Period Change
Income tax (benefit) expense	$(2,166)	$7,464	$(9,630)	(129)%	$26,687	$14,511	$12,176	84%
Effective tax rate	(91.7)%	18.2%			18.6%	13.5%

Income tax (benefit) expense decreased by $9.6 million during the three months ended June 30, 2014 compared with the three months ended June 30, 2013 primarily due to the decrease in pre-tax book income in the relative period.

Income tax expense increased by $12.2 million during the six months ended June 30, 2014 compared with the six months ended June 30, 2013 primarily due to an increase in pre-tax book income. See Note 14. “Income Taxes,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

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

For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2014.

Recent Accounting Pronouncements

See Note 3. “Recent Accounting Pronouncements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of June 30, 2014, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities including the contracted portion of our advanced-stage project pipeline, availability under our Revolving Credit Facility considering minimum liquidity covenant requirements, and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We intend to continue to carefully manage credit and market risk.

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

As of June 30, 2014, we had $1,348.9 million in cash, cash equivalents, and marketable securities compared with $1,764.2 million as of December 31, 2013. Cash, cash equivalents, and marketable securities as of June 30, 2014 decreased primarily as the result of cash used in operating activities, the repayment of long-term debt, and the purchase of property, plant and equipment. As of June 30, 2014 and December 31, 2013, $1,136.0 million and $1,172.6 million, respectively, of our cash, cash equivalents, and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar and Euro denominated holdings. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Our expanding systems business requires liquidity and is expected to continue to have significant liquidity requirements in the future. The net amount of our project assets, deferred project costs, billings in excess of costs and estimated earnings and payments and billings for deferred project costs, which approximates our net capital investment in under development, under construction and completed PV solar power systems as of June 30, 2014 was $761.6 million. Solar power project development and construction cycles, which span the time between the identification of a site location to the commercial operation of a PV solar power system, vary substantially and can take many years to mature. As a result of these long project cycles, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such PV solar power systems. These amounts include payment of interconnection and other deposits (some of which are non-refundable), posting of letters of credit, and incurring engineering, permitting, legal, and other expenses. Additionally, we may choose to use, and from time to time have used, our working capital, the availability under our Revolving Credit Facility, debt or equity financings, or non-recourse or limited recourse project financing to finance the construction of our systems projects, if such projects cannot be sold before construction begins. Depending upon the size and number of projects that we are developing and self-financing the construction of, the systems business has and is expected in the future to require significant liquidity. For example, we may have to substantially complete the construction of a systems or limited-recourse project before such project is sold. Delays in construction progress or in completing the sale of our systems projects which we are self-financing may also impact our liquidity. We have historically financed these up-front investments for project development and when necessary, construction, primarily using working capital.

Additionally, our evolving flexible business model allows us to retain ownership of one or more of our systems projects for a period of time after they become operational up to the useful life of the PV solar power system if we determined it would be of economic and strategic benefit to do so. If, for example, we cannot sell a systems project at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of PV solar power system ownership, we may instead elect to own and operate such systems project, generally until such time that we can sell a project on economically attractive terms. As with traditional electricity generating assets, the selling price of a solar power plant could be higher post-completion to reflect the elimination of construction and performance risk and other uncertainties. The decision to own and operate a PV solar power system impacts liquidity depending upon the size and cost of the project. We may elect to enter into temporary or long-term non-recourse or limited-recourse project financing to reduce the impact on our liquidity and working capital. We may also consider entering into “YieldCo” or similar arrangements with respect to ownership interests in certain of our projects, which could cause the economics of such arrangements to be recognized over the project’s life. We define YieldCo as an entity that owns cash-generating infrastructure assets including solar power plants and, similar to REITs or MLPs, spins out ownership to the public markets.

The following considerations have impacted or are expected to impact our liquidity in 2014 and beyond:

•
The amount of accounts receivable, unbilled and retainage as of June 30, 2014 was $564.9 million. Included in accounts receivable, unbilled and retainage as of June 30, 2014 was $51.4 million of accounts receivable, unbilled. Accounts receivable, unbilled represents revenue that has been recognized in advance of billing the customer under the terms of the underlying construction contracts. Such construction costs have been funded with working capital and the unbilled amounts are expected to be billed and collected from customers during the next twelve months. Once we meet the billing criteria under a construction contract, we bill our customers accordingly and reclassify the accounts receivable, unbilled and retainage to accounts receivable trade, net. Included in accounts receivable, unbilled and retainage as of June 30, 2014 was $513.4 million of current accounts receivable, retainage. Accounts receivable, retainage represents the portion of a systems project contract price earned by us for work performed, but held for payment by our customer as a form of security until we reach certain construction milestones. Such retainage amounts relate to construction costs incurred and construction work already performed.

•
The amount of finished goods inventory (“solar module inventory”) and BoS parts as of June 30, 2014 was $390.3 million. As we continue with the construction of our advanced-stage project pipeline we must produce solar modules and procure BoS parts in the required volumes to support our planned construction schedules. As part of the normal construction cycle, we typically must manufacture modules or acquire the necessary BoS parts for construction activities in advance of receiving payment for such materials. Once solar modules and BoS parts are installed in a project, such installed amounts are classified as either project assets, deferred project costs, or cost of sales depending upon whether the project is subject to a definitive sales contract and whether all revenue recognition criteria have been met. Accordingly, as of any balance sheet date, our solar module inventory represents solar modules that will be installed in our advanced-stage project pipeline or that we expect to sell to third parties.

•
There may be a delay in when our solar module inventory and BoS parts can be converted into cash compared to a typical third-party module sale. Such timing differences temporarily reduce our liquidity to the extent that we have already paid for our BoS parts or the underlying costs to produce our solar module inventory. As previously announced, we have adjusted, and will in the future adjust, as necessary, our manufacturing capacity and planned solar module production levels, to match expected market demand. Any decrease in planned production reduces our risk and the impact on liquidity of having excess solar module inventories that we must sell to third parties and respond to market pricing uncertainties for solar modules. Our solar module inventory as of June 30, 2014, is expected to primarily support our systems business, including our advanced-stage project pipeline, with the remaining amounts being used to support expected near term demand for third-party module sales. As of June 30, 2014, approximately $130 million or 39% of our solar module inventory was either on-site or in-transit to our systems projects. All BoS parts are for our systems business projects.

•
We expect to commit working capital during 2014 and beyond to acquire solar power projects in various stages of development including advanced-stage projects with PPAs and to continue developing those projects as necessary. Depending upon the size and stage of development, costs to acquire such solar power projects could be significant. When evaluating project acquisition opportunities, we consider both the strategic and financial benefits of any such acquisitions.

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

•
Our restructuring initiatives are expected to result in total remaining cash payments of up to $6 million. Such cash payments are related to payments for other long-term tax liabilities, severance costs for reductions in workforce as a result of such restructuring initiatives and a land remediation accrual. There is the potential for additional future restructuring actions as we continue to align our manufacturing capacity with market demand, evaluate our cost structure and identify potential cost savings opportunities, and focus on developing target markets. We could in the future incur additional restructuring costs (including potentially the repayment of debt facilities and other amounts, the payment of severance to terminated employees, and other restructuring related costs) that could reduce our liquidity position to the point where we need to pursue additional sources of financing, assuming such sources are available to us. See Note 4. “Restructuring and Asset Impairments,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

•
During the remainder of 2014, we expect to spend $185 million to $235 million for capital expenditures, including expenditures for upgrades to existing machinery and equipment, which we believe will increase our solar module efficiencies. A majority of our capital expenditures for 2014 are expected to be in foreign currencies and are therefore subject to fluctuations in currency exchange rates.

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

The unprecedented disruption in the credit markets that began in 2008 had a significant adverse impact on a number of financial institutions. Global sovereign debt problems and its impact on the balance sheets and lending practices of global banks in particular could negatively impact our access to, and cost of, capital, and therefore could have an adverse effect on our business, results of operations, financial condition and competitive position. It could also similarly affect our customers and therefore limit the demand for our systems projects or solar modules. As of June 30, 2014 our liquidity and marketable securities and restricted investments have not been materially adversely impacted by the current credit environment, and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the current credit environment.

Cash Flows Descriptions

The following table summarizes the key cash flow metrics for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash (used in) provided by operating activities	$(199,796)	$288,828
Net cash used in investing activities	(249,844)	(437,620)
Net cash (used in) provided by financing activities	(26,654)	177,221
Effect of exchange rate changes on cash and cash equivalents	2,568	(1,066)
Net (decrease) increase in cash and cash equivalents	$(473,726)	$27,363

Operating Activities

Cash used in operating activities was $199.8 million during the six months ended June 30, 2014 compared with cash provided by operating activities of $288.8 million during the six months ended June 30, 2013. The decrease in operating cash flows was primarily due to lower cash received from customers during the first six months of 2014 as compared to the first six months of 2013. This decrease in operating cash flows was partially offset by lower net cash paid to suppliers on year-over-year basis. The excess tax benefit related to share based compensation arrangements was $16.2 million for the six months ended June 30, 2014, as compared to $55.7 million for the six months ended June 30, 2013.

Changes in net assets and liabilities decreased our cash flow from operations by $435.7 million during the six months ended June 30, 2014 versus an increase of $125.1 million during the six months ended June 30, 2013, a decrease of $560.8 million, primarily as a result of the following:

•
Our accounts receivable trade, unbilled and retainage, increased $145.5 million during the six months ended June 30, 2014 as compared to a $341.4 million decrease during the six months ended June 30, 2013. Fluctuations in our accounts receivable trade, unbilled and retainage are primarily due to the number and size of utility-scale projects under construction, timing of billings and collections as well as timing of revenue recognition. We bill our customers once the billing criteria under a construction contract are met, generally around completion of certain project construction milestones. Increases in our accounts receivable trade, unbilled and retainage during the six months ended June 30, 2014 were driven primarily by billings on our Desert Sunlight, Topaz, various California projects, EDF Renewable Energy and Silver State South projects, partially offset by cash collections on our AV Solar Ranch One and Agua Caliente projects.

•
Our project assets and deferred project costs, exclusive of net of effects from business combinations, increased $92.8 million during the six months ended June 30, 2014 as compared to a $670.5 million increase during the six months ended June 30, 2013. The development and construction of solar power plants requires long periods of time and substantial initial investments, including costs associated with transmission deposits, land acquisition, permitting, legal and other costs and the actual costs of constructing a project. The increase in our project assets and deferred project costs during the six months ended June 30, 2014 was driven by an increase in project assets of $258.1 million primarily as a result of continued development and construction of our SolarGen2, Moapa and Barilla projects, partially offset by decreases in project assets from our Maryland Solar and Macho Springs projects. These project assets increases were partially offset by decreases in deferred project costs of $230.3 million primarily due to the sale of our Campo Verde project during the first quarter of 2014 partially offset by increases in deferred project costs from our Desert Sunlight project.

•
Our accrued expenses and other liabilities, exclusive of net effects from business combinations, decreased $272.0 million during the six months ended June 30, 2014 as compared to a $350.2 million increase during the six months ended June 30, 2013. Accrued expenses and other liabilities include billings in excess of costs and estimated earnings, which represents billings made or payments received in excess of revenue recognized on contracts accounted for under the percentage-of-completion method. Typically, billings are made on the completion of certain milestones as provided for in the sales arrangement and the timing of revenue recognition may be different from when we can bill the customer. Accrued expenses and other liabilities also includes payments and billings for deferred project costs, which represents customer payments received or customer billings made under the terms of solar power project related sales arrangements for which all revenue recognition criteria for real estate transactions have not yet been met. The decrease in our accrued expenses and other liabilities during the six months ended June 30, 2014 was primarily attributable to attaining revenue recognition criteria under the full accrual method associated with our Campo Verde project, partially offset by billings for our Desert Sunlight and Silver State South projects in excess of revenue recognized.

Investing Activities

We used $249.8 million for investing activities during the six month period ended June 30, 2014, compared with $437.6 million during the six month period ended June 30, 2013. We used $113.2 million during the first six months of 2014 for capital expenditures compared with $156.9 million in the first six months of 2013, a decrease of $43.7 million. The decrease can generally be attributed to increased focus on capital spending management and the impact of timing differences associated with cash payments for property, plant and equipment. During the six months ended June 30, 2014, $61.8 million of our debt securities matured causing a decrease in our net investment in marketable securities as compared with an increase in our net investment in marketable securities of $255.5 million during the comparable 2013 period. We had an outflow for restricted cash of $72.4 million for the six months ended June 30, 2014 compared to an inflow of $5.1 million in the six months ended June 30, 2013. Our investments in unconsolidated entities increased $0.9 million in the first six months of 2014 compared with $14.9 million in the first six months of 2013. Acquisitions, net of cash acquired, resulted in payments of $30.7 million in the six months ended June 30, 2013. Payments for acquisitions during the first six months of 2013 related primarily to our acquisitions of TetraSun, Inc., a development stage company that is in the advanced stages of developing high efficiency crystalline technology, Solar Chile S.A., a Chilean-based solar project development company and Ray Tracker, Inc. (“Ray Tracker”), a tracking technology and PV BoS company we acquired in 2011. We had no acquisitions during the six months ended June 30, 2014. Also, during the six months ended June 30, 2013, we collected $17.1 million on our note receivable, affiliate. The remaining change in cash used in investing activities during the six months ended June 30, 2014 and 2013, respectively, was primarily driven by other investing activities.

Financing Activities

Cash provided by financing activities was $26.7 million during the six months ended June 30, 2014 versus $177.2 million during the comparable prior year period. Cash provided by financing activities during the six months ended June 30, 2014 resulted primarily from the excess tax benefit from share-based compensation arrangements of $16.2 million, partially offset by the repayment of long-term debt of $30.8 million and contingent consideration and other financing activities payments of $12.1 million.

Cash provided by financing activities during the six months ended June 30, 2013 resulted primarily from the proceeds from the equity offering of $430.4 million and an excess tax benefit from share-based compensation arrangements of $55.7 million, partially offset by net repayments under long-term debt of $301.1 million and the repayment of economic development funding of $8.3 million.

Contractual Obligations

Our contractual obligations have not materially changed since the end of 2013 other than in the ordinary course of business. See also our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of June 30, 2014, we have no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, that are not classified as debt. We do not guarantee any third-party debt. See Note 12. “Commitments and Contingencies,” for further information about our financial assurance instruments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously provided under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of June 30, 2014 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on that evaluation, there have been no such changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2014.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12. “Commitments and Contingencies,” under the heading “Legal Proceedings” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Corporate Governance Guidelines Amendment

On July 29, 2014 and effective on that date, the board of directors of First Solar (the “Board”) adopted an amendment to our Corporate Governance Guidelines to implement a majority vote standard in uncontested elections of directors (the “Majority Vote Amendment”). As a result of the Majority Vote Amendment, in an uncontested election of First Solar’s directors, if a nominee receives a greater number of votes “withheld” from his or her election than votes “for” his or her election, then within five days following the certification of the shareholder vote, the nominee will tender his or her written resignation to the chairman of the Board, for consideration by the Nominating and Governance Committee of the Board. The Nominating and Governance Committee of the Board will consider such tendered resignation and will make a recommendation to the Board concerning the acceptance or rejection of such resignation, and the Board will take formal action on the Nominating and Governance Committee’s recommendation no later than 90 days following the date of the shareholders’ meeting at which the election occurred. The foregoing description of the Majority Vote Amendment is only a summary, and is qualified entirely by the Amended and Restated Corporate Governance Guidelines, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q and posted on our website at www.firstsolar.com under “Investors-Corporate Governance.”

Code of Conduct Amendment

On July 30, 2014, the Board adopted an amendment to our code of business conduct and ethics that applies to all directors and associates, including our chairman, chief executive officer, chief financial officer, other directors and executive officers, and all of our associates in the global organization.  Under our amended code of business conduct and ethics, a reporting person may still submit a complaint to a third party anonymous whistleblower hotline by logging onto http://www.openboard.info/fslr/, or by calling toll-free 1-866-569-1857, however, a reporting person may no longer send an e-mail to submit a complaint to the whistleblower hotline.  The amended code of business conduct and ethics is posted on our website at www.firstsolar.com under "Investors-Corporate Governance."  Any substantive amendment to, or waiver from, any provision of the code of business conduct and ethics with respect to any director or executive officer will be posted on our website.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1	Amended and Restated Corporate Governance Guidelines
10.2	Restricted Cash Agreement
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

August 6, 2014