Form 10-Q
period 2014-09-30
FIRST SOLAR, INC.
filed 2014-11-07
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

As of October 31, 2014, 100,211,174 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$889,310	$1,265,587	$2,383,821	$2,540,552
Cost of sales	700,023	901,553	1,865,098	1,867,094
Gross profit	189,287	364,034	518,723	673,458
Operating expenses:
Research and development	37,593	34,984	109,025	95,879
Selling, general and administrative	66,528	63,870	182,859	204,600
Production start-up	1,406	—	1,897	2,768
Restructuring and asset impairments	—	57,276	—	62,004
Total operating expenses	105,527	156,130	293,781	365,251
Operating income	83,760	207,904	224,942	308,207
Foreign currency gain (loss)	169	(705)	(389)	(155)
Interest income	4,297	4,197	13,151	12,549
Interest expense, net	(89)	(275)	(1,429)	(1,900)
Other expense, net	(6,821)	(2,433)	(11,737)	(2,762)
Income before income taxes	81,316	208,688	224,538	315,939
Income tax (benefit) expense	(7,108)	13,650	19,579	28,161
Net income	$88,424	$195,038	$204,959	$287,778
Net income per share:
Basic	$0.88	$1.98	$2.05	$3.14
Diluted	$0.87	$1.94	$2.02	$3.08
Weighted-average number of shares used in per share calculations:
Basic	100,197	98,720	99,981	91,751
Diluted	101,415	100,378	101,686	93,517

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$88,424	$195,038	$204,959	$287,778
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,887)	2,781	(11,548)	1,204
Unrealized gain (loss) on marketable securities and restricted investments	19,847	(6,314)	58,468	(33,684)
Unrealized gain (loss) on derivative instruments	5,798	(2,134)	2,043	(5,071)
Total other comprehensive income (loss), net of tax	15,758	(5,667)	48,963	(37,551)
Comprehensive income	$104,182	$189,371	$253,922	$250,227

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$622,523	$1,325,072
Marketable securities	492,875	439,102
Accounts receivable trade, net	282,783	136,383
Accounts receivable, unbilled and retainage	538,913	521,323
Inventories	445,201	388,951
Balance of systems parts	101,120	133,731
Deferred project costs	546,409	556,957
Deferred tax assets, net	62,372	63,899
Assets held for sale	20,728	132,626
Note receivable, affiliate	7,829	—
Prepaid expenses and other current assets	132,273	94,720
Total current assets	3,253,026	3,792,764
Property, plant and equipment, net	1,384,429	1,385,084
PV solar power systems, net	47,901	—
Project assets and deferred project costs	645,477	720,916
Deferred tax assets, net	228,661	296,603
Restricted cash and investments	489,388	279,441
Goodwill	84,985	84,985
Other intangible assets, net	119,448	117,416
Inventories	113,111	129,664
Other assets	73,528	76,629
Total assets	$6,439,954	$6,883,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,997	$261,333
Income taxes payable	5,346	6,707
Accrued expenses	348,602	320,077
Current portion of long-term debt	54,607	60,543
Billings in excess of costs and estimated earnings	133,779	117,766
Payments and billings for deferred project costs	100,264	642,214
Other current liabilities	56,077	179,421
Total current liabilities	918,672	1,588,061
Accrued solar module collection and recycling liability	247,441	225,163
Long-term debt	163,646	162,780
Other liabilities	316,978	404,381
Total liabilities	1,646,737	2,380,385
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 100,209,077 and 99,506,941 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	100	100
Additional paid-in capital	2,682,199	2,646,022
Accumulated earnings	2,087,731	1,882,771
Accumulated other comprehensive income (loss)	23,187	(25,776)
Total stockholders’ equity	4,793,217	4,503,117
Total liabilities and stockholders’ equity	$6,439,954	$6,883,502

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Cash received from customers	$1,714,042	$3,163,872
Cash paid to suppliers and associates	(1,926,425)	(2,464,442)
Interest received	10,447	4,874
Interest paid	(5,598)	(8,845)
Income tax (payments) refunds	(9,166)	5,924
Excess tax benefit from share-based compensation arrangements	(27,849)	(33,958)
Other operating activities	(2,458)	(3,505)
Net cash (used in) provided by operating activities	(247,007)	663,920
Cash flows from investing activities:
Purchases of property, plant and equipment	(184,249)	(226,360)
Purchases of marketable securities	(226,087)	(321,086)
Proceeds from maturities and sales of marketable securities	166,809	81,684
Investment in note receivable, affiliate	(7,926)	—
Payments received on note receivable, affiliate	—	17,108
Change in restricted cash	(189,995)	5,136
Acquisitions, net of cash acquired	(4,306)	(30,745)
Purchase of equity and cost method investments	(2,025)	(17,871)
Other investing activities	(1,019)	(1,610)
Net cash used in investing activities	(448,798)	(493,744)
Cash flows from financing activities:
Repayments of long-term debt	(54,839)	(664,850)
Proceeds from borrowings under long-term debt, net of discount and issuance costs	53,137	333,012
Excess tax benefit from share-based compensation arrangements	27,849	33,958
Repayment of economic development funding	—	(8,315)
Proceeds from equity offerings	—	428,190
Contingent consideration payments and other financing activities	(22,557)	(3,114)
Net cash provided by financing activities	3,590	118,881
Effect of exchange rate changes on cash and cash equivalents	(10,334)	2,297
Net (decrease) increase in cash and cash equivalents	(702,549)	291,354
Cash and cash equivalents, beginning of the period	1,325,072	901,294
Cash and cash equivalents, end of the period	$622,523	$1,192,648
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions currently or previously funded by liabilities	$53,601	$62,943
Acquisitions currently or previously funded by liabilities and contingent consideration	$73,509	$109,106
Shares issued for acquisition	$—	$83,755

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period. The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC.

Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total cash flows, total net sales, operating income, net income, total assets, total liabilities, or stockholders’ equity.

Unless expressly stated or the context otherwise requires, the terms “the Company,” “we,” “our,” “us,” and “First Solar” refer to First Solar, Inc. and its subsidiaries.

2. Summary of Significant Accounting Policies

Use of Estimates. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. Significant estimates in these condensed consolidated financial statements include percentage-of-completion revenue recognition, inventory valuation, recoverability of project assets, estimates of future cash flows from and the economic useful lives of long-lived assets, asset retirement obligations, certain accrued liabilities, income taxes and tax valuation allowances, reportable segment allocations, product warranties and manufacturing excursions, accrued collection and recycling expense, and applying the acquisition method of accounting for business combinations and goodwill. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from these estimates and assumptions.

Revenue Recognition - Systems Business. We recognize revenue for arrangements entered into by our systems business generally using two revenue recognition models, following the guidance in Accounting Standards Codification (“ASC”) 605, Accounting for Long-term Construction Contracts or, for arrangements which include land or land rights, ASC 360, Accounting for Sales of Real Estate.

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

(i)
We apply the percentage-of-completion method, as further described below, to certain real estate sales arrangements where we convey control of land or land rights, when a sale has been consummated, we have transferred the usual risks and rewards of ownership to the buyer, the initial and continuing investment criteria have been met, we have the ability to estimate our costs and progress toward completion, and all other revenue recognition criteria have been met. The initial and continuing investment requirements, which demonstrate a buyer’s commitment to honor their obligations for the sales arrangement, can typically be met through the receipt of cash or an irrevocable letter of credit from a highly credit worthy lending institution. When evaluating whether the usual risks and rewards of ownership have transferred to the buyer, we consider whether we have or may be contingently required to have any prohibited forms of continuing involvement with the project. Prohibited forms of continuing involvement in a real estate sales arrangement may include us retaining risks or rewards associated with the project that are not customary with the range of risks or rewards that an engineering, procurement, and construction (“EPC”) contractor may assume.

(ii)
Depending on whether the initial and continuing investment requirements have been met and whether collectability from the buyer is reasonably assured, we may align our revenue recognition and release of project assets or deferred project costs to cost of sales with the receipt of payment from the buyer if the sale has been consummated and we have transferred the usual risks and rewards of ownership to the buyer.

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

Revenue Recognition - Percentage-of-Completion. In applying the percentage-of-completion method, we use the actual costs incurred relative to estimated costs to complete (including module costs) in order to estimate the progress towards completion to determine the amount of revenue and profit to recognize. Incurred costs include all installed direct materials, installed solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. We recognize direct material and solar module costs as incurred costs when the direct materials and solar modules have been installed in the project. When contracts specify that title to direct materials and solar modules transfers to the customer before installation has been performed, we will not recognize revenue or the associated costs until those materials are installed and have met all other revenue recognition requirements. We consider direct materials and solar modules to be installed when they are permanently placed or affixed to the solar power system as required by engineering designs. Solar modules manufactured by us that will be used in our solar power systems, which we still hold title to, remain within inventory until such modules are installed in a solar power system.

The percentage-of-completion method of revenue recognition requires us to make estimates of contract revenues and costs to complete our projects. In making such estimates, management judgments are required to evaluate significant assumptions including the cost of materials and labor, expected labor productivity, the impact of potential variances in schedule completion, the amount of net contract revenues, and the impact of any penalties, claims, change orders, or performance incentives.

If estimated total costs on any contract are greater than the contract revenues, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of the revisions to estimates related to contract revenues and costs to complete contracts, including penalties, incentive awards, claims, change orders, anticipated losses, and others are recorded in the period in which the revisions to estimates are identified and the loss can be reasonably estimated. The effect of the changes on future periods are recognized as if the revised estimates had been used since revenue was initially recognized under the contract. Such revisions could occur in any reporting period and the effects may be material depending on the size of the contracts or the changes in estimates.

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

Revenue Recognition - Operations and Maintenance. Our operations and maintenance revenue is billed and recognized as services are performed. Costs of these revenues are expensed in the period in which they are incurred.

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

Ventures are considered VIEs if (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (ii) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses, or the right to receive expected residual returns; or (iii) an equity investor has voting rights that are disproportionate to its economic interest and substantially all of the entity’s activities are on behalf of the investor. Our venture agreements typically require some form of project development capital or project equity ranging from amounts necessary to obtain a power purchase agreement (or similar power off-take agreement) to a pro-rata portion of the total equity required to develop and complete construction of a project, depending upon the opportunity and the market our ventures are in. Our limited number of ventures as of September 30, 2014 and future ventures of a similar nature are typically VIEs because the total equity investment at risk is not sufficient to permit the ventures to finance their activities without additional financial support.

We are considered the primary beneficiary of and are required to consolidate a VIE if we have the power to direct the activities that most significantly impact that VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of that VIE that could potentially be significant to the VIE. If we determine that we do not have the power to direct the activities that most significantly impact the venture, then we are not the primary beneficiary of the VIE.

We account for our unconsolidated ventures using either the equity or cost methods of accounting depending upon whether we have the ability to exercise significant influence over a venture. We consider the participating and protective rights we have as well as the legal form of the venture when evaluating whether we have the ability to exercise significant influence, which requires us to apply the equity method of accounting. Income from ventures for the three and nine months ended September 30, 2014 was immaterial to the condensed consolidated statements of operations.
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

PV solar power systems. PV solar power systems represent solar systems that we hold and operate after being placed into service. We report our PV solar power systems at cost, less accumulated depreciation. When we are entitled to incentive tax credits for our systems, we reduce the related carrying value of the assets by the amount of the tax credits, which reduces future depreciation. Any energy generated by the PV solar power systems prior to being placed into service is also accounted for as a reduction in the related carrying value of the asset. We begin depreciation for such PV solar power systems when they are placed into service at the earlier of management’s determination that we will own and operate the system or one year from the system’s commercial operations date. We compute depreciation expense for PV solar power systems using the straight-line method over the shortest of the term of the related power purchase agreement (“PPA”), the lease on the land, or 25 years. Our current PV solar power systems have estimated useful lives ranging from 19 to 20 years.

We sell energy generated by our PV solar power systems under PPAs or directly into a competitive wholesale market. We recognize revenue from such sales at the time the energy is delivered to our customers or the grid (in the case of merchant power). For the three and nine months ended September 30, 2014, we recognized revenue from our PV solar power systems of $2.9 million and $3.1 million, respectively.

Refer to Note 2. “Summary of Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete summary of our significant accounting policies.

3. Recent Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) - Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which applies to the release of cumulative translation adjustments into net income when a parent (i) sells a part or all of its investment in a foreign entity, (ii) no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity, (iii) sells part of an equity method investment of a foreign entity, or (iv) obtains control of a foreign acquiree in which such parent held an equity interest immediately before the acquisition date through a step acquisition. The adoption of ASU 2013-15 in the first quarter of 2014 did not have an impact on our consolidated financial position, results of operations, or cash flows.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. ASU 2013-11 provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of ASU 2013-11 in the first quarter of 2014 resulted in netting impacts on our consolidated statement of financial position.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard states that a strategic shift could include a disposal of: a major geographic area of operations, a major line of business, a major equity investment, or other major parts of an entity. The adoption of ASU 2014-08 in the third quarter of 2014 did not have an impact on our consolidated financial position, results of operations, or cash flows. However, in the event that a future disposition meets the revised criteria, we expect that this standard will have an impact on the presentation of our financial statements and associated disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. An entity has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the method of adoption and the impact ASU 2014-09 will have on our consolidated financial position, results of operations, cash flows, and associated disclosures.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 provides guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. ASU 2014-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have an impact on our consolidated financial position, results of operations, or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance regarding management’s responsibility to (i) evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and (ii) provide related footnote disclosures. ASU 2014-15 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We do not expect the adoption of ASU 2014-15 to have a significant impact on our financial statement disclosures.

4. Restructuring and Asset Impairments

In April 2012, our executive management approved a set of restructuring initiatives intended to reduce costs, which was done through a reduction in our European operations.

The following table summarizes the April 2012 European restructuring amounts remaining as of December 31, 2013, amounts recorded to restructuring expense during the three and nine months ended September 30, 2014, and the remaining balance at September 30, 2014 (in thousands):

April 2012 European Restructuring	Severance and Termination Related Costs
Ending balance at December 31, 2013	$1,940
Cash payments	(915)
Noncash amounts including foreign exchange impact	(15)
Ending balance at March 31, 2014	1,010
Change in estimates	(619)
Cash payments	(187)
Noncash amounts including foreign exchange impact	(2)
Ending balance at June 30, 2014	202
Cash payments	(138)
Noncash amounts including foreign exchange impact	(5)
Ending balance at September 30, 2014	$59

Expenses recognized for restructuring activities are presented in “Restructuring and asset impairments” on the condensed consolidated statements of operations. Substantially all expenses related to the April 2012 European restructuring were related to our components segment. We do not expect to incur any additional expenses for the April 2012 European restructuring initiatives.

Separately, as of September 30, 2014, $5.6 million remains accrued for charges related to other long-term tax liabilities and a land remediation accrual and are included within other liabilities on the condensed consolidated balance sheets.

5. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Cash:
Cash	$613,767	$1,322,183
Cash equivalents:
Money market funds	8,756	2,889
Total cash and cash equivalents	622,523	1,325,072
Marketable securities:
Foreign debt	452,565	364,046
Foreign government obligations	—	25,115
Time deposits	30,000	—
U.S. debt	6,807	46,439
U.S. government obligations	3,503	3,502
Total marketable securities	492,875	439,102
Total cash, cash equivalents, and marketable securities	$1,115,398	$1,764,174

During the three and nine months ended September 30, 2014, we realized zero and $0.2 million, respectively, of gains on the sale or maturities of our marketable securities. During the three and nine months ended September 30, 2013, we realized an immaterial amount of gains and losses on the sale or maturities of our marketable securities. See Note 10. “Fair Value Measurements,” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

All of our available-for-sale marketable securities are subject to a periodic impairment review. We consider a marketable security to be impaired when its fair value is less than its cost, in which case we would further review the marketable security to determine whether it is other-than-temporarily impaired. When we evaluate a marketable security for other-than-temporary impairment, we review factors such as the length of time and extent to which its fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, our intent to sell, and whether it is more-likely-than-not that we will be required to sell the marketable security before we have recovered its cost basis. If a marketable security were other-than-temporarily impaired, we would write it down through “Other expense, net” to its impaired value and establish that as a new cost basis. We did not identify any of our marketable securities as other-than-temporarily impaired at September 30, 2014 and December 31, 2013.

The following tables summarize the unrealized gains and losses related to our marketable securities, by major security type, as of September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30, 2014
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign debt	$453,076	$49	$560	$452,565
Time deposits	30,000	—	—	30,000
U.S. debt	6,803	4	—	6,807
U.S. government obligations	3,499	4	—	3,503
Total	$493,378	$57	$560	$492,875

	As of December 31, 2013
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign debt	$364,568	$127	$649	$364,046
Foreign government obligations	25,125	—	10	25,115
U.S. debt	46,430	12	3	46,439
U.S. government obligations	3,498	4	—	3,502
Total	$439,621	$143	$662	$439,102

Contractual maturities of our marketable securities as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	As of September 30, 2014
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$367,111	$44	$250	$366,905
One year to two years	100,965	13	235	100,743
Two years to three years	25,302	—	75	25,227
Total	$493,378	$57	$560	$492,875

	As of December 31, 2013
Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$161,752	$57	$84	$161,725
One year to two years	270,149	81	578	269,652
Two years to three years	7,720	5	—	7,725
Total	$439,621	$143	$662	$439,102

The net unrealized loss of $0.5 million and $0.5 million as of September 30, 2014 and December 31, 2013, respectively, on our marketable securities were primarily the result of changes in interest rates. Our investment policy requires marketable securities to be highly rated and limits the security types, issuer concentration, and duration to maturity of our marketable securities portfolio.

The following table shows gross unrealized losses and estimated fair values for those marketable securities that were in an unrealized loss position as of September 30, 2014 and December 31, 2013, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of September 30, 2014
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign debt	$384,229	$560	$—	$—	$384,229	$560
Total	$384,229	$560	$—	$—	$384,229	$560

	As of December 31, 2013
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
Security Type	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign debt	$212,655	$649	$—	$—	$212,655	$649
Foreign government obligations	25,161	10	—	—	25,161	10
U.S. debt	21,465	3	—	—	21,465	3
Total	$259,281	$662	$—	$—	$259,281	$662

6. Restricted Cash and Investments

Restricted cash and investments consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Restricted cash (1)	$159,192	$167
Restricted investments	330,196	279,274
Restricted cash and investments	$489,388	$279,441

(1)	There was $31.4 million and zero of restricted cash included within prepaid expenses and other current assets at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014, our restricted cash consisted of deposits held by various banks to secure certain of our letters of credit and deposits designated for the construction of systems projects and payments for the related project construction credit facilities. See Note 13. “Commitments and Contingencies,” to our condensed consolidated financial statements for further discussion relating to letters of credit.

At September 30, 2014 and December 31, 2013, our restricted investments consisted of long-term marketable securities that we hold through a custodial account to fund the estimated future costs of collecting and recycling modules covered under our solar module collection and recycling program. We have classified our restricted investments as “available-for-sale.” Accordingly, we record them at fair value and account for the net unrealized gains and losses as a part of “Accumulated other comprehensive income (loss).” We report realized gains and losses on the maturity or sale of our restricted investments in “Other expense, net” computed using the specific identification method. Restricted investments are classified as noncurrent as the underlying accrued solar module collection and recycling liability is also noncurrent in nature.

We fund the estimated collection and recycling obligations incremental to amounts already pre-funded in prior years for the cumulative module sales covered by our solar module collection and recycling program within 90 days of the end of each year, assuming for this purpose a service life of 25 years. To ensure that our collection and recycling program for covered modules is available at all times and the pre-funded amounts are accessible regardless of our financial status in the future (even in the case of our own insolvency), we have established a trust structure (the “Trust”) under which estimated required funds are put into custodial accounts with an established and reputable bank as the investment advisor in the name of the Trust, for which First Solar, Inc. (“FSI”), First Solar Malaysia Sdn. Bhd. (“FS Malaysia”), and First Solar Manufacturing GmbH are grantors. Only the trustee can distribute funds from the custodial accounts, and these funds cannot be accessed for any purpose other than to cover qualified costs of module collection and recycling, either by us or a third party executing the required collection and recycling services. Investments in these custodial accounts must meet the criteria of the highest quality investments, such as highly rated government or agency bonds. We closely monitor our exposure to European markets and maintain holdings primarily consisting of German and French sovereign debt securities that are not currently at risk of default. Under the trust agreements, each year we determine the annual pre-funding requirement (if any) based upon the difference between the current estimated future costs of collecting and recycling all solar modules covered under our program combined with the rate of return restricted investments will earn prior to being utilized to cover qualified collection and recycling costs and amounts already pre-funded in prior years. Based primarily upon reductions in the estimated future costs of collecting and recycling solar modules covered under our program combined with the cumulative amounts pre-funded since the inception of our program, we have determined that no incremental funding will be required during 2014 for all historical covered module sales through December 31, 2013.

The following table summarizes unrealized gains and losses related to our restricted investments by major security type as of September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30, 2014
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$195,591	$69,523	$—	$265,114
U.S. government obligations	57,852	7,230	—	65,082
Total	$253,443	$76,753	$—	$330,196

	As of December 31, 2013
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$205,484	$22,295	$1,489	$226,290
U.S. government obligations	55,916	1,372	4,304	52,984
Total	$261,400	$23,667	$5,793	$279,274

As of September 30, 2014 and December 31, 2013, the contractual maturities of these restricted investments were between 13 years and 22 years and 14 years and 23 years, respectively.

7. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Accounts receivable trade, gross	$290,260	$148,693
Allowance for doubtful accounts	(7,477)	(12,310)
Accounts receivable trade, net	$282,783	$136,383

At September 30, 2014 and December 31, 2013, $23.1 million and $25.2 million, respectively, of our accounts receivable trade, net, were secured by letters of credit, bank guarantees, or other forms of financial security issued by credit worthy financial institutions.

Accounts receivable, unbilled and retainage

Accounts receivable, unbilled and retainage consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Accounts receivable, unbilled	$77,631	$102,953
Retainage	461,282	418,370
Accounts receivable, unbilled and retainage	$538,913	$521,323

Accounts receivable, unbilled represents revenue that has been recognized in advance of billing the customer, which is common for long-term construction contracts. For example, we recognize revenue from contracts for the construction and sale of solar power systems which include the sale of project assets over the construction period using applicable accounting methods. One applicable accounting method is the percentage-of-completion method under which sales and gross profit are recognized as construction work is performed based on the relationship between actual costs incurred compared to the total estimated costs for constructing the project. Under this accounting method, revenue can be recognized in advance of billing the customer, resulting in an amount recorded to accounts receivable, unbilled and retainage. Once we meet the billing criteria under a construction contract, we bill our customers accordingly and reclassify the accounts receivable, unbilled and retainage to accounts receivable trade, net. Billing requirements vary by contract but are generally structured around completion of certain construction milestones.

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

Inventories

Inventories consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$156,686	$165,805
Work in process	18,881	11,874
Finished goods	382,745	340,936
Inventories	$558,312	$518,615
Inventories — current	$445,201	$388,951
Inventories — noncurrent (1)	$113,111	$129,664

(1)
We purchase a critical raw material that is used in our core production process in quantities that exceed anticipated consumption within our operating cycle (which is 12 months). We classify the raw materials that we do not expect to be consumed within our operating cycle as noncurrent.

Balance of systems parts

Balance of systems parts, which totaled $101.1 million and $133.7 million as of September 30, 2014 and December 31, 2013, respectively, represent mounting, third-party modules, and electrical and other construction parts purchased for solar power plants to be constructed or currently under construction, which we hold title to and are not yet installed in a solar power plant. These parts include posts, tilt brackets, tables, harnesses, combiner boxes, inverters, cables, tracker equipment, and other parts we purchase or assemble for the solar power plants we construct. Balance of systems parts does not include any solar modules that we manufacture. We carry these parts at the lower of cost or market, with market being based primarily on recoverability through installation in a solar power system.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Prepaid expenses	$54,008	$24,572
Derivative instruments	6,354	7,996
Deferred costs of goods sold	—	753
Other current assets	71,911	61,399
Prepaid expenses and other current assets	$132,273	$94,720

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Buildings and improvements	$365,549	$360,504
Machinery and equipment	1,563,827	1,445,939
Office equipment and furniture	130,485	124,332
Leasehold improvements	49,486	47,833
Depreciable property, plant and equipment, gross	2,109,347	1,978,608
Accumulated depreciation	(1,075,834)	(940,730)
Depreciable property, plant and equipment, net	1,033,513	1,037,878
Land	10,305	10,714
Construction in progress	181,357	133,223
Stored assets (1)	159,254	203,269
Property, plant and equipment, net	$1,384,429	$1,385,084

(1)
Consists of machinery and equipment (“stored assets”) that were originally purchased for installation in our previously planned manufacturing capacity expansions. We intend to install and place the stored assets into service when such assets are required or beneficial to our existing installed manufacturing capacity or when market demand supports additional or market specific manufacturing capacity. During the three months ended September 30, 2014, we transferred $38.1 million of stored assets to our manufacturing facility in Perrysburg, Ohio for use in the production of solar modules. As the remaining stored assets are neither in the condition or location to produce modules as intended, we will not begin depreciation until such assets are placed into service. The stored assets are evaluated for impairment under a held and used impairment model whenever events or changes in business circumstances arise, including consideration of technological obsolescence, that may indicate that the carrying amount of our long-lived assets may not be recoverable. We ceased the capitalization of interest on such stored assets once they were physically received from the related machinery and equipment vendors.

Depreciation of property, plant and equipment was $59.7 million and $183.1 million for the three and nine months ended September 30, 2014, respectively, and was $60.0 million and $176.0 million for the three and nine months ended September 30, 2013, respectively.

PV solar power systems, net

PV solar power systems, net consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
PV solar power systems, gross	$48,623	$—
Accumulated depreciation	(722)	—
PV solar power systems, net	$47,901	$—

Depreciation of PV solar power systems was $0.6 million and $0.7 million for the three and nine months ended September 30, 2014, respectively.

Capitalized interest

The cost of constructing facilities, equipment, and project assets includes interest costs incurred during the asset’s construction period. The components of interest expense and capitalized interest are as follows during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest cost incurred	$(2,415)	$(2,907)	$(7,451)	$(9,349)
Interest cost capitalized —– property, plant and equipment	544	836	1,566	1,882
Interest cost capitalized —– project assets	1,782	1,796	4,456	5,567
Interest expense, net	$(89)	$(275)	$(1,429)	$(1,900)

Project assets and deferred project costs

Project assets consist primarily of costs relating to solar power projects in various stages of development and construction that we capitalize prior to entering into a definitive sales agreement for the solar power project including projects that have begun commercial operation under the project PPAs. These costs include costs for land and costs for developing and constructing a PV solar power system. Development costs can include legal, consulting, permitting, interconnection, and other similar costs. Once we enter into a definitive sales agreement, we reclassify project assets to deferred project costs on our condensed consolidated balance sheet until the sale is completed and we have met all of the criteria to recognize the sale as revenue, which is typically subject to real estate revenue recognition requirements. We expense project assets to cost of sales after each respective project asset is sold to a customer and all revenue recognition criteria have been met (matching the expensing of costs to the underlying revenue recognition method). We classify project assets as noncurrent due to the nature of solar power projects (long-lived assets) and the time required to complete all activities to develop, construct, and sell projects, which is typically longer than 12 months. From time to time, we may determine it necessary to hold projects based on the economics of such projects. In those cases where we deem it necessary to hold such projects, we reclassify the project assets to PV solar power systems.

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

If a project asset is completed and begins commercial operations prior to entering into or the closing of a sales arrangement, the completed project will remain in project assets until the earliest of the closing of the sale of such project, our decision to hold such project, or one year from the system’s commercial operations date.

Project assets and deferred project costs consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Project assets — land	$13,146	$4,150
Project assets — development costs including project acquisition costs	465,797	465,316
Project assets — construction costs	132,672	156,824
Project assets — projects in pre-COD operation under project PPAs	—	66,240
Project assets	611,615	692,530
Deferred project costs — current	546,409	556,957
Deferred project costs — noncurrent	33,862	28,386
Deferred project costs	580,271	585,343
Total project assets and deferred project costs	$1,191,886	$1,277,873

Other assets

Other assets consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Note receivable (1)	$8,893	$9,655
Income taxes receivable	5,090	7,656
Deferred rent	20,878	21,175
Investments in unconsolidated affiliates and joint ventures (2)	12,114	17,321
Retainage	—	992
Other	26,553	19,830
Other assets	$73,528	$76,629

(1)
On April 8, 2009, we entered into a credit facility agreement with a solar power project entity of one of our customers for an available amount of €17.5 million to provide financing for a PV solar power system. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8% per annum payable quarterly, with the full amount due on December 31, 2026. As of September 30, 2014 and December 31, 2013, the balance on this credit facility was €7.0 million ($8.9 million and $9.7 million, respectively).

(2)
We have joint ventures or other business arrangements with strategic partners in several markets using such arrangements to expedite our penetration of those markets and establish relationships with potential customers and policymakers. Some of these business arrangements have and are expected in the future to involve significant investments or other allocations of capital on our part. Investments in unconsolidated entities over which we have significant influence are accounted for under the equity method of accounting. Investments in entities in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. The following table summarizes our equity and cost method investments as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Equity method investments	$10,325	$12,148
Cost method investments	1,789	5,173
Investments in unconsolidated affiliates and joint ventures	$12,114	$17,321

Goodwill

Goodwill, summarized by relevant reporting unit, consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

Reporting Unit	December 31, 2013	Acquisitions	September 30, 2014
CdTe components	$403,420	$—	$403,420
Crystalline silicon components	6,097	—	6,097
Systems	68,833	—	68,833
Accumulated impairment losses	(393,365)	—	(393,365)
Total	$84,985	$—	$84,985

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

Other intangible assets, net

Intangible assets includes those assets acquired primarily as part of our GE and TetraSun acquisitions and our internally-generated intangible assets, substantially all of which are patents on technologies related to our products and production processes. We record an asset for patents, after the patent has been issued, based on the legal, filing, and other costs incurred to secure them. We amortize intangible assets on a straight-line basis over their estimated useful lives once the intangible assets meet the criteria to be amortized. At September 30, 2014, $112.8 million of the $121.5 million of intangible assets, gross consisted of in-process research and development related to assets that were acquired as part of the TetraSun and GE acquisitions. Such assets will be amortized over their estimated useful lives upon successful completion of the project or expensed earlier if impaired. The following table summarizes our intangible assets at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Patents	$5,094	$(1,142)	$3,952
Trade names	700	(642)	58
Developed technology	2,878	(240)	2,638
In-process research and development	112,800	—	112,800
Total	$121,472	$(2,024)	$119,448

	December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount
Patents	10,180	$(5,797)	$4,383
Trade names	700	(467)	233
In-process research and development	112,800	—	112,800
Total	$123,680	$(6,264)	$117,416

Amortization expense for our intangible assets was $0.4 million and $0.3 million for the three and nine months ended September 30, 2014, respectively, and was $0.9 million and $0.6 million for the three and nine months ended September 30, 2014, respectively.

Accrued expenses

Accrued expenses consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Accrued compensation and benefits	$36,136	$50,148
Accrued property, plant and equipment	32,515	19,834
Accrued inventory	66,854	43,966
Accrued project assets and deferred project costs	72,320	80,528
Product warranty liability (1)	68,021	67,097
Accrued expenses in excess of normal product warranty liability and related expenses (1)	6,461	12,516
Other	66,295	45,988
Accrued expenses	$348,602	$320,077

(1) See Note 13. “Commitments and Contingencies,” to our condensed consolidated financial statements for further discussion of “Product warranty liability” and “Accrued expenses in excess of normal product warranty liability and related expenses.”

Billings in excess of costs and estimated earnings

Billings in excess of costs and estimated earnings totaling $133.8 million and $117.8 million at September 30, 2014 and December 31, 2013, respectively, represent billings made or payments received in excess of revenue recognized on contracts accounted for under the percentage-of-completion method. Typically, billings are made based on the completion of certain construction milestones as provided for in the sales arrangement, and the timing of revenue recognition may be different from when we can bill or collect from a customer.

Payments and billings for deferred project costs

Payments and billings for deferred project costs - current totaling $100.3 million and $642.2 million at September 30, 2014 and December 31, 2013, respectively, represent customer payments received or customer billings made under the terms of solar power project related sales contracts for which all revenue recognition criteria for real estate transactions have not yet been met. The associated solar power project related costs are included as deferred project costs. We classify such amounts as current or noncurrent depending upon when all revenue recognition criteria are expected to be met, consistent with the classification of the associated deferred project costs.

Other current liabilities

Other current liabilities consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Deferred revenue	$14,213	$1,193
Derivative instruments	4,770	8,096
Deferred tax liabilities	—	138
Contingent consideration (1)	19,321	37,775
Other (2)	17,773	132,219
Other current liabilities	$56,077	$179,421

(1) See Note 13. “Commitments and Contingencies,” to our condensed consolidated financial statements for further discussion on “Contingent consideration.”

(2) At December 31, 2013, the balance consisted primarily of proceeds received for our Mesa facility that were classified as “Assets held for sale” on the condensed consolidated balance sheet. Due to our continuing involvement with the Mesa facility, we deferred recognition of the sale transaction until certain risks and rewards of ownership were fully transferred to the buyer, which occurred in the first quarter of 2014.

Other liabilities

Other liabilities consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Product warranty liability (1)	$146,325	$130,944
Other taxes payable	31,565	119,124
Contingent consideration (1)	54,188	58,969
Liability in excess of normal product warranty liability and related expenses (1)	34,273	39,565
Other (1)	50,627	55,779
Other liabilities	$316,978	$404,381

(1) See Note 13. “Commitments and Contingencies,” to our condensed consolidated financial statements for further discussion on “Product warranty liability,” “Contingent consideration,” “Liability in excess of normal product warranty liability and related expenses,” and “Energy test guarantees.”

8. Note Receivable, Affiliate

In September 2013, we contributed an immaterial amount for a 50% ownership interest in a newly formed joint venture, which was established to develop solar power projects in Europe, North Africa, the United States, and the Middle East. One of our customers also contributed an immaterial amount for the remaining 50% ownership interest in the joint venture. The project development and related activities of the entity are governed by a joint venture agreement. The intent of this agreement is to outline the general parameters of the arrangement with our customer, whereby we will supply solar modules for various solar power projects and our customer will develop and construct the projects. The joint venture agreement also requires each party to consent to all decisions made for the most significant activities of the entity. There are no requirements for us to make further contributions to the joint venture, and the proceeds from the sale of any future projects are to be divided equally between us and our customer after the repayment of any project financing and project development related costs.

In September 2014, we subsequently entered into a loan agreement with a solar power project entity of the joint venture pursuant to which the project entity may borrow up to £34.5 million ($56.0 million) for the construction of a PV solar power system in the United Kingdom. The loan bears interest at 6% per annum and is payable at the earlier of the sale of the project entity or maturity on June 30, 2015. As of September 30, 2014, the balance outstanding on the loan was £4.8 million ($7.8 million).

As part of this financing arrangement, we also entered into a second loan agreement with the same project entity pursuant to which the entity may borrow up to £2.3 million ($3.7 million) for the payment of value added taxes (“VAT”) related to the construction of the PV solar power system. The VAT loan is payable at the earlier of the sale of the project entity, the receipt of related VAT refunds, or maturity on June 30, 2015. As of September 30, 2014, no balance was outstanding on the VAT loan.

The joint venture is considered a variable interest entity, and our ownership interest in and loans to the project entity of the joint venture are considered variable interests. We accounted for our investment in the joint venture under the equity method of accounting as we concluded we are not the primary beneficiary of the joint venture given that we currently share the power to make the decisions that most significantly impact the entity’s economic performance. The variable interest model may require a reconsideration as to whether we are the primary beneficiary of the variable interest entity due to changes in facts and circumstances. A failure of the project entity to repay the loan agreements by June 30, 2015 would be an event of default that triggers our ability to take over key decisions that would significantly impact the project entity’s economic performance. Our specific rights in the event of default would include (i) a unilateral right to terminate the EPC contractor, (ii) a unilateral right to negotiate the sale of the project, and (iii) an ability to enforce our rights over all of the project entity’s shares, which have been pledged as a form of security. Such a development would be a reconsideration event that could result in us concluding that we are the primary beneficiary of the project entity.

During the three months ended September 30, 2014, there was no material income or losses generated by the joint venture as substantially all costs incurred were capital in nature.

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

Depending on the terms of the specific derivative instruments and market conditions, some of our derivative instruments may be assets and others liabilities at any particular consolidated balance sheet date. We report all of our derivative instruments at fair value and account for changes in the fair value of derivative instruments within accumulated other comprehensive income (loss) if the derivative instruments qualify for hedge accounting. For those derivative instruments that do not qualify for hedge accounting (“economic hedges”), we record the changes in fair value directly to earnings. See Note 10. “Fair Value Measurements,” to our condensed consolidated financial statements for information about the techniques we use to measure the fair value of our derivative instruments.

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$1,138	$—	$—
Cross-currency swap contract	—	1,526	4,580
Interest rate swap contract	—	240	67
Total derivatives designated as hedging instruments	$1,138	$1,766	$4,647

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$5,216	$3,004	$—
Total derivatives not designated as hedging instruments	$5,216	$3,004	$—
Total derivative instruments	$6,354	$4,770	$4,647

	December 31, 2013
	Prepaid Expenses and Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$2,357	$282	$—	$—
Cross-currency swap contract	—	—	1,934	7,739
Interest rate swap contract	—	—	334	369
Total derivatives designated as hedging instruments	$2,357	$282	$2,268	$8,108

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$5,639	$—	$5,828	$—
Total derivatives not designated as hedging instruments	$5,639	$—	$5,828	$—
Total derivative instruments	$7,996	$282	$8,096	$8,108

The impact of offsetting balances associated with derivative instruments designated as hedging instruments is shown below (in thousands):

	September 30, 2014
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$1,138	—	1,138	—	—	$1,138
Cross-currency swap contract	$(6,106)	—	(6,106)	—	—	$(6,106)
Interest rate swap contract	$(307)	—	(307)	—	—	$(307)

	December 31, 2013
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$2,639	—	2,639	—	—	$2,639
Cross-currency swap contract	$(9,673)	—	(9,673)	—	—	$(9,673)
Interest rate swap contract	$(703)	—	(703)	—	—	$(703)

The following tables present the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) before tax and our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Foreign Exchange Forward Contracts	Interest Rate Swap Contract	Cross Currency Swap Contract	Total
Balance in accumulated other comprehensive income (loss) at December 31, 2013	$4,351	$(703)	$(5,820)	$(2,172)
Amounts recognized in other comprehensive income (loss)	(4,878)	(8)	1,552	(3,334)
Amounts reclassified to earnings impacting:
Foreign currency gain	—	—	(732)	(732)
Interest expense	—	164	95	259
Balance in accumulated other comprehensive income (loss) at March 31, 2014	(527)	(547)	(4,905)	(5,979)
Amounts recognized in other comprehensive income (loss)	(1,689)	(18)	2,073	366
Amounts reclassified to earnings impacting:
Foreign currency gain	—	—	(2,016)	(2,016)
Interest expense	—	124	65	189
Balance in accumulated other comprehensive income (loss) at June 30, 2014	(2,216)	(441)	(4,783)	(7,440)
Amounts recognized in other comprehensive income (loss)	5,663	26	(554)	5,135
Amounts reclassified to earnings impacting:
Foreign currency loss	—	—	1,868	1,868
Interest expense	—	108	25	133
Balance in accumulated other comprehensive income (loss) at September 30, 2014	$3,447	$(307)	$(3,444)	$(304)

	Foreign Exchange Forward Contracts	Interest Rate Swap Contract	Cross Currency Swap Contract	Total
Balance in accumulated other comprehensive income (loss) at December 31, 2012	$8,980	$(1,467)	$(8,031)	$(518)
Amounts recognized in other comprehensive income (loss)	4,135	100	(1,604)	2,631
Amounts reclassified to net sales as a result of forecasted transactions being probable of not occurring	(13,115)	$—	—	(13,115)
Amounts reclassified to earnings impacting:
Foreign currency loss	—	—	1,974	1,974
Interest expense	—	209	85	294
Balance in accumulated other comprehensive income (loss) at March 31, 2013	—	(1,158)	(7,576)	(8,734)
Amounts recognized in other comprehensive income (loss)	—	2	(313)	(311)
Amounts reclassified to earnings impacting:
Foreign currency loss	—	—	2,912	2,912
Interest expense	—	196	106	302
Balance in accumulated other comprehensive income (loss) at June 30, 2013	—	(960)	(4,871)	(5,831)
Amounts recognized in other comprehensive income (loss)	(1,753)	(89)	(2,422)	(4,264)
Amounts reclassified to earnings impacting:
Foreign currency loss	—	—	1,247	1,247
Interest expense	—	216	129	345
Balance in accumulated other comprehensive (loss) income at September 30, 2013	$(1,753)	$(833)	$(5,917)	$(8,503)

We recorded immaterial amounts related to ineffective portions of our derivative instruments designated as cash flow hedges during the three and nine months ended September 30, 2014 and 2013 directly to other income (expense), net. In addition, we recognized unrealized gains of $1.0 million and $1.1 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within other income (expense), net during the three and nine months ended September 30, 2014, respectively. We recognized unrealized losses of $1.0 million and $1.4 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within other income (expense), net during the three and nine months ended September 30, 2013, respectively.

The following table presents the amounts related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments under ASC 815:	Location of Gain (Loss) Recognized in Income on Derivatives	2014	2013	2014	2013
Foreign exchange forward contracts	Foreign currency gain (loss)	$(4,427)	$2,005	$(7,467)	$3,868
Foreign exchange forward contracts	Cost of sales	$7,023	$(1,793)	$8,366	$(2,566)
Foreign exchange forward contracts	Net sales	$—	$(342)	$—	$5,324

Interest Rate Risk

We use cross-currency swap and interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments; we do not use such swap contracts for speculative or trading purposes.

On September 30, 2011, we entered into a cross-currency swap contract to hedge the floating rate foreign currency denominated loan under our Malaysian Ringgit Facility Agreement. This swap had an initial notional value of Malaysian Ringgit (“MYR”)

MYR 465.0 million and entitled us to receive a three-month floating Kuala Lumpur Interbank Offered Rate (“KLIBOR”) interest rate while requiring us to pay a U.S. dollar fixed rate of 3.495%. Additionally, this swap hedges the foreign currency risk of the Malaysian Ringgit denominated principal and interest payments as we make swap payments in U.S. dollars and receive swap payments in Malaysian Ringgits at a fixed exchange rate 3.19 MYR to USD. The notional amount of the swap is scheduled to decline in line with our scheduled principal payments on the underlying hedged debt. As of September 30, 2014 and December 31, 2013, the notional value of this cross-currency swap agreement was MYR 310.1 million and MYR 387.5 million, respectively. This swap is a derivative instrument that qualifies for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. We determined that this swap was highly effective as a cash flow hedge at September 30, 2014 and December 31, 2013. For the three and nine months ended September 30, 2014 and 2013, there were immaterial amounts of ineffectiveness from this cash flow hedge.

On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian Credit Facility, which became effective on September 30, 2009 with an initial notional value of €57.3 million and pursuant to which we are entitled to receive a six-month floating Euro Interbank Offered Rate (“EURIBOR”) interest rate while being required to pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in line with our scheduled principal payments on the underlying hedged debt. As of September 30, 2014 and December 31, 2013, the notional value of this interest rate swap contract was €10.3 million and €19.7 million, respectively. This derivative instrument qualifies for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at September 30, 2014 and December 31, 2013. For the three and nine months ended September 30, 2014 and 2013, there were immaterial amounts of ineffectiveness from this cash flow hedge.

In the following 12 months, we expect to reclassify to earnings $1.8 million of net unrealized losses related to swap contracts that are included in accumulated other comprehensive income (loss) at September 30, 2014 as we realize the earnings effect of the underlying loans. The amount we ultimately record to earnings will depend on the actual interest rates and foreign exchange rate when we realize the earnings effect of the underlying loans.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of the subsidiaries of our business to have material future cash flows, including net sales and expenses that will be denominated in currencies other than the subsidiaries’ functional currencies. Our primary cash flow exposures are net sales and expenses. Changes in the exchange rates between the functional currency of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of September 30, 2014 and December 31, 2013, these foreign exchange forward contracts hedged our forecasted cash flows for up to nine months and 18 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of a derivative’s unrealized gain or loss in accumulated other comprehensive income (loss) and subsequently reclassify amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges at September 30, 2014 and at December 31, 2013. During the nine months ended September 30, 2014 and 2013, we did not discontinue any cash flow hedges because a hedging relationship was no longer highly effective.

During the three and nine months ended September 30, 2014, we purchased foreign exchange forward contracts to hedge the exchange risk on forecasted cash flows denominated in Australian dollars and Japanese Yen. As of September 30, 2014 and December 31, 2013, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

September 30, 2014
Currency	Notional Amount	USD Equivalent
Australian dollar	AUD 69.5	$60.7
Japanese yen	JPY 1,223.2	$11.2

December 31, 2013
Currency	Notional Amount	USD Equivalent
Australian dollar	AUD 148.9	$132.4

As of September 30, 2014 and December 31, 2013, the net unrealized gain on these contracts was $3.4 million and $4.4 million, respectively.

In the following 12 months, we expect to reclassify to earnings $3.4 million of net unrealized gains related to these forward contracts that are included in accumulated other comprehensive income (loss) at September 30, 2014 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rate when we realize the related forecasted transactions.

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

We purchase foreign exchange forward contracts to economically hedge balance sheet and other exposures related to transactions with third parties. Such contracts are considered economic hedges and do not qualify for hedge accounting. We recognize gains or losses from the fluctuation in foreign exchange rates and the fair value of these derivative contracts in “Net sales,” “Cost of sales,” and “Foreign currency gain (loss)” on our condensed consolidated statements of operations, depending on where the gain or loss from the economically hedged item is classified on our condensed consolidated statements of operations. As of September 30, 2014, the total net unrealized gain on our economic hedge foreign exchange forward contracts was $2.2 million. As of December 31, 2013, the total net unrealized loss on our economic hedge foreign exchange forward contracts was $0.2 million. As these amounts do not qualify for hedge accounting, changes in the fair value of such derivative instruments are recorded directly to earnings. These contracts have maturities of less than three months.

As of September 30, 2014 and December 31, 2013, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

September 30, 2014
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€87.0	$110.5
Sell	Euro	€74.4	$94.5
Purchase	Australian dollar	AUD 1.7	$1.5
Sell	Australian dollar	AUD 78.2	$68.3
Purchase	Malaysian ringgit	MYR 110.3	$33.1
Sell	Malaysian ringgit	MYR 51.7	$15.5
Sell	Canadian dollar	CAD 8.3	$7.5
Purchase	Japanese yen	JPY 321.8	$3.2
Sell	Japanese yen	JPY 1,493.6	$14.9
Purchase	British pound	GBP 0.9	$1.5
Sell	British pound	GBP 14.5	$23.6

December 31, 2013
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€108.2	$149.2
Sell	Euro	€116.7	$161.0
Purchase	Australian dollar	AUD 7.3	$6.5
Sell	Australian dollar	AUD 14.6	$13.0
Purchase	Malaysian ringgit	MYR 185.1	$55.5
Sell	Malaysian ringgit	MYR 95.0	$28.5
Purchase	Canadian dollar	CAD 24.0	$22.6
Sell	Canadian dollar	CAD 40.3	$37.9
Sell	Japanese yen	JPY 775.0	$5.9

10. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•
Cash equivalents. Our cash equivalents consisted of money market funds at September 30, 2014 and December 31, 2013, respectively. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities and restricted investments. Our marketable securities consisted of foreign debt, time deposits, U.S. debt, and U.S. government obligations and foreign debt, foreign government obligations, U.S. debt, and U.S. government obligations at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities and restricted investments using quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals), and accordingly, we classify the valuation techniques that use these inputs as Level 2. We also consider the effect of our counterparties’ credit standings in these fair value measurements.

•
Derivative assets and liabilities. At September 30, 2014 and December 31, 2013, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies, an interest rate swap contract involving a benchmark of interest rates, and a cross-currency swap including both. Since our derivative assets and liabilities are not traded on an exchange, we value them using industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our own credit standing and that of our counterparties in our fair value measurements of our derivative assets and liabilities, respectively.

At September 30, 2014 and December 31, 2013, the fair value measurements of our assets and liabilities that we measure on a recurring basis were as follows (in thousands):

	September 30, 2014
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$8,756	$8,756	$—	$—
Marketable securities:
Foreign debt	452,565	—	452,565	—
Time deposits	30,000	30,000	—	—
U.S. debt	6,807	—	6,807	—
U.S. government obligations	3,503	—	3,503	—
Restricted investments (excluding restricted cash)	330,196	—	330,196	—
Derivative assets	6,354	—	6,354	—
Total assets	$838,181	$38,756	$799,425	$—
Liabilities:
Derivative liabilities	$9,417	$—	$9,417	$—

	December 31, 2013
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$2,889	$2,889	$—	$—
Marketable securities:
Foreign debt	364,046	—	364,046	—
Foreign government obligations	25,115	—	25,115	—
U.S. debt	46,439	—	46,439	—
U.S. government obligations	3,502	—	3,502	—
Restricted investments (excluding restricted cash)	279,274	—	279,274	—
Derivative assets	8,278	—	8,278	—
Total assets	$729,543	$2,889	$726,654	$—
Liabilities:
Derivative liabilities	$16,204	$—	$16,204	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial and derivative instruments at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities	$492,875	$492,875	$439,102	$439,102
Foreign exchange forward contract assets	$6,354	$6,354	$8,278	$8,278
Restricted investments (excluding restricted cash)	$330,196	$330,196	$279,274	$279,274
Note receivable — noncurrent	$8,893	$9,072	$9,655	$9,633
Liabilities:
Long-term debt, including current maturities	$218,253	$227,078	$223,323	$224,435
Interest rate swap contract liabilities	$307	$307	$703	$703
Cross-currency swap contract liabilities	$6,106	$6,106	$9,673	$9,673
Foreign exchange forward contract liabilities	$3,004	$3,004	$5,828	$5,828

The carrying values on our condensed consolidated balance sheets of our cash and cash equivalents, trade accounts receivable, unbilled accounts receivable and retainage, affiliate note receivable, other assets, restricted cash, accounts payable, income taxes payable, and accrued expenses approximated their fair values due to their nature and relatively short maturities; therefore, we exclude them from the foregoing table.

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

11. Percentage-of-Completion Changes in Estimates

We recognize revenue for certain systems business sales arrangements under the percentage-of-completion method. The percentage-of-completion method of revenue recognition requires us to prepare estimates of contracted revenues and costs to complete our projects. In making such estimates, management judgments are required to evaluate significant assumptions including the cost of materials and labor, expected labor productivity, the impact of potential variances in schedule completion, the amount of net contract revenues, and the impact of any penalties, claims, change orders, or performance incentives. If estimated total costs on any contract are greater than the contract revenues, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of the changes in estimates related to contract revenues and costs to complete contracts are recognized in the period in which the revised estimates are identified and can be reasonably estimated.

Changes in estimates for systems business sales arrangements accounted for under the percentage-of-completion method occur for a variety of reasons including but not limited to (i) changes in estimates to reflect actual costs, (ii) construction plan accelerations or delays, (iii) module cost forecast changes, and (iv) other cost related change orders. Changes in estimates could have a material effect on our condensed consolidated statements of operations. The table below outlines the impact on gross profit of the aggregate net changes in systems business contract estimates (both increases and decreases) for the three and nine months ended September 30, 2014 and 2013 as well as the number of projects that comprise such aggregate net changes in estimates. For purposes of the below table, we only include projects that have a net impact on gross profit from changes in estimates of at least $1.0 million during a period. Also included in the table below is the net change in estimates as a percentage of the aggregate gross profit for such projects for each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Number of projects	4	4	10	6
Increase in gross profit resulting from net changes in estimates (in thousands)	$9,499	$8,166	$3,214	$3,638
Net changes in estimates as percentage of aggregate gross profit for associated projects	0.6%	0.4%	0.2%	0.2%

12. Debt

Our long-term debt consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

			Balance (USD)
Loan Agreement	Maturity	Loan Denomination	September 30, 2014	December 31, 2013
Revolving Credit Facility (1)	July 2018 (Tranche A) October 2015 (Tranche B)	USD	$—	$—
Project Construction Credit Facilities	Various	Various	63,252	—
Malaysian Ringgit Facility Agreement	September 2018	MYR	94,536	117,630
Malaysian Euro Facility Agreement	April 2018	EUR	40,689	49,699
Malaysian Facility Agreement	March 2016	EUR	26,947	55,637
Capital lease obligations	Various	Various	1,680	2,041
Long-term debt principal			227,104	225,007
Less unamortized discount			(8,851)	(1,684)
Total long-term debt			218,253	223,323
Less current portion			(54,607)	(60,543)
Noncurrent portion			$163,646	$162,780

(1) Maturity dates reflect July 15, 2013 amendment to Revolving Credit Facility.

Revolving Credit Facility

Our amended and restated credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent provides us with a senior secured credit facility (“Revolving Credit Facility”) with an aggregate available amount of $600.0 million, with the right to request an increase up to $750.0 million, subject to certain conditions. Borrowings under the Revolving Credit Facility bear interest at (i) LIBOR (adjusted for Eurocurrency reserve requirements) plus a margin of 2.25% or (ii) a base rate as defined in the credit agreement plus a margin of 1.25%, depending on the type of borrowing requested by us. These margins are subject to adjustments depending on our consolidated leverage ratio. We had no borrowings under our Revolving Credit Facility, as of September 30, 2014 and December 31, 2013, respectively. We had $192.2 million and $158.6 million of letters of credit using availability under our Revolving Credit Facility, leaving $407.8 million and $441.4 million of availability at September 30, 2014 and December 31, 2013, respectively.

The credit agreement contains financial covenants including: a leverage ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. We are also subject to customary non-financial covenants. We were in compliance with these covenants as of September 30, 2014.

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

On July 15, 2013, we entered into the fourth amendment to the credit agreement (the “Amendment”). The Amendment provided for, among other things, the division of the Revolving Credit Facility into Tranche A commitments in an aggregate amount equal to $450.0 million and Tranche B commitments in an aggregate amount equal to $150.0 million and the extension of the maturity date of the Tranche A loans and commitment until July 15, 2018. The maturity date of the Tranche B loans and commitment is October 15, 2015 and is unchanged. The Amendment also contained certain covenant changes.

In connection with the Amendment, we entered into an Amended and Restated Guarantee and Collateral Agreement. Loans and letters of credit issued under the Revolving Credit Facility are jointly and severally, unconditionally and irrevocably guaranteed by First Solar Inc.; First Solar Electric, LLC; First Solar Electric (California), Inc.; and First Solar Development, LLC and are secured by liens on substantially all of the guarantors’ tangible and intangible assets other than certain excluded assets.

Project Construction Credit Facilities

On August 22, 2014, Parque Solar Fotovoltaico Luz del Norte SpA (“Luz del Norte”), our indirect wholly-owned subsidiary, entered into credit facilities with the Overseas Private Investment Corporation (“OPIC”) and the International Finance Corporation (“IFC”) to provide limited-recourse senior secured debt financing in an aggregate principal amount of up to $290.0 million for the design, development, financing, construction, testing, commissioning, operation, and maintenance of an approximately 141 MW AC PV power plant located near Copiapó, Chile (the “Luz del Norte Credit Facilities”).

Up to $230.0 million of the aggregate principal amount of the loans will be funded by OPIC. Of the OPIC commitment, $178.0 million is currently committed, while the remaining $52.0 million is subject to the occurrence of certain future events, including the execution by Luz del Norte of a power purchase agreement. The currently committed OPIC commitment is comprised of fixed rate loans in an aggregate principal amount of up to $133.3 million and variable rate loans in an aggregate principal amount of up to $44.7 million. The fixed rate loans will mature on September 15, 2029, and the variable rate loans will mature on September 15, 2032. As of September 30, 2014, the balance outstanding on the OPIC loan was $47.3 million.

Up to $60.0 million of the aggregate principal amount of the loans will be funded by IFC, 100% of whose commitment is currently committed. The IFC commitment is comprised of fixed rate loans in an aggregate principal amount of up to approximately $44.9 million and variable rate loans in an aggregate principal amount of up to approximately $15.1 million. The fixed rate loans will mature on September 15, 2029, and the variable rate loans will mature on September 15, 2032. As of September 30, 2014, the balance outstanding on the IFC loan was $16.0 million.

The OPIC and IFC loans are secured by liens over all of Luz del Norte’s assets and by a pledge of all of the equity interests in the entity. The financing agreements contain customary representations and warranties, covenants, and events of default for comparable credit facilities. We are in compliance with all covenants related to the Luz del Norte Credit Facilities as of September 30, 2014.

On August 22, 2014, Luz del Norte also entered into a Chilean Peso facility (“VAT facility” and together with the Luz del Norte Credit Facilities, the “Project Construction Facilities”) equivalent to approximately $65.0 million with Banco de Crédito e Inversiones to fund Chilean value added tax incurred in connection with the construction of the Luz del Norte project described above. In connection with the VAT facility, First Solar, Inc. provided a guaranty of substantially all payment obligations of Luz del Norte thereunder. As of September 30, 2014, no balance was outstanding under the VAT facility.

Malaysian Ringgit Facility Agreement

FS Malaysia, our indirect wholly owned subsidiary, has entered into a credit facility agreement (“Malaysian Ringgit Facility Agreement”), among FSI as guarantor, CIMB Investment Bank Berhad, Maybank Investment Bank Berhad, and RHB Investment Bank Berhad as arrangers with CIMB Investment Bank Berhad also acting as facility agent and security agent, and the original lenders party thereto. The loans made to FS Malaysia are secured by, among other things, FS Malaysia’s leases over the leased lots on which our fifth and sixth manufacturing plants in Kulim, Malaysia (“Plants 5 and 6”) are located and all plant, machinery, and equipment purchased by FS Malaysia with the proceeds of the facility or otherwise installed in or utilized in Plants 5 and 6, to the extent not financed, or subject to a negative pledge under a separate financing facility related to Plants 5 and 6. In addition, FS Malaysia’s obligations under the Malaysian Ringgit Facility Agreement are guaranteed, on an unsecured basis, by FSI. At September 30, 2014, buildings, machinery, equipment, and land leases with net book values of $259.9 million were pledged as collateral for this loan.

The Malaysian Ringgit Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to incur indebtedness, create liens, effect asset sales, engage in reorganizations, issue guarantees, and make loans. In addition, the agreement includes financial covenants relating to net total leverage ratio, interest coverage ratio, total debt to equity ratio, debt service coverage ratio, and tangible net worth. It also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with the Malaysian Ringgit Facility Agreement through September 30, 2014.

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

The Malaysian Euro Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to grant liens over the equipment financed by the facilities, effect asset sales, provide guarantees, change its business, engage in mergers, consolidations and restructurings, and enter into contracts with FSI and its subsidiaries. In addition, the agreement includes the following financial covenants: maximum total debt to equity ratio, maximum total leverage ratio, minimum interest coverage ratio and minimum debt service coverage ratio. It also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with the Malaysian Euro Facility Agreement through September 30, 2014.

Malaysian Facility Agreement

FS Malaysia, our indirect wholly owned subsidiary, has entered into an export financing facility agreement (“Malaysian Facility Agreement”) with a consortium of banks. FS Malaysia’s obligations related to the agreement are guaranteed, on an unsecured basis, by FSI. In connection with the Malaysian Facility Agreement, all of FS Malaysia’s obligations are secured by a first party, first legal charge over the machinery and equipment financed by the credit facilities, and any other documents, contracts, and agreements related to that machinery and equipment. Also in connection with the agreement, any payment claims of FSI against FS Malaysia are subordinated to the claims of the lenders. At September 30, 2014, machinery and equipment with a net book value of $30.3 million was pledged as collateral for these loans.

The Malaysian Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to incur indebtedness, create liens, effect asset sales, engage in reorganizations, issue guarantees, and make loans. In addition, the Malaysian Facility Agreement includes financial covenants relating to net total leverage ratio, interest coverage ratio, total debt to equity ratio, debt service coverage ratio, and tangible net worth. The Malaysian Facility Agreement also contain certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with the Malaysian Facility Agreement as of September 30, 2014.

Variable Interest Rate Risk

Certain of our long-term debt agreements bear interest at prime, EURIBOR, KLIBOR, LIBOR, or equivalent variable rates. A disruption of the credit environment, as previously experienced, could negatively impact interbank lending and, therefore, negatively impact these floating rates. An increase in EURIBOR would impact our cost of borrowing under our entire Malaysian Euro Facility Agreement, but would not impact our cost of borrowing of the floating-rate term loan under our Malaysian Facility Agreement as we entered into an interest rate swap contract to mitigate such risk. An increase in KLIBOR would not increase our cost of borrowing under our Malaysian Ringgit Facility Agreement as we entered into a cross-currency swap contract to mitigate such risk. An increase in prime, LIBOR, or equivalent variable rates would increase our cost of borrowing under our Revolving Credit Facility and Project Construction Credit Facilities.

Our long-term debt borrowing rates as of September 30, 2014 were as follows:

Loan Agreement	Borrowing Rate at September 30, 2014
Revolving Credit Facility	2.41%
Project Construction Credit Facilities	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
VAT loans at bank rate plus 1.30%
Malaysian Ringgit Facility Agreement	KLIBOR plus 2.00% (2)
Malaysian Euro Facility Agreement	EURIBOR plus 1.00%
Malaysian Facility Agreement (1)	Fixed rate facility at 4.54%
Floating rate facility at EURIBOR plus 0.55% (2)
Capital lease obligations	Various

(1)	Outstanding balance split equally between fixed and floating rates.

(2)	Interest rate hedges have been entered into relating to these variable rates. See Note 9. “Derivative Financial Instruments,” to our condensed consolidated financial statements.

Future Principal Payments

At September 30, 2014, the future principal payments on our long-term debt, excluding payments related to capital leases, were due as follows (in thousands):

Remainder of 2014	$145
2015	57,376
2016	40,998
2017	35,260
2018	30,718
Thereafter	60,927
Total long-term debt future payments	$225,424

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

Loan Guarantees

At September 30, 2014 and December 31, 2013, our only loan guarantees were guarantees of our own long-term debt, as disclosed in Note 12. “Debt,” to these condensed consolidated financial statements.

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit, surety bonds, and bank guarantees to provide financial and performance assurance to third parties. Our Revolving Credit Facility provides us the capacity to issue up to $600.0 million in letters of credit, subject to certain limits depending on the currencies of the letters of credit, at a fee equal to the applicable margin for Eurocurrency revolving loans and a fronting fee. As of September 30, 2014, we had $192.2 million in letters of credit issued under the Revolving Credit Facility with a remaining availability of $407.8 million, all of which can be used for the issuance of letters of credit. The substantial majority of these letters of credit were supporting our systems business projects. As of September 30, 2014, we had $0.7 million in bank guarantees and letters of credit issued outside of our Revolving Credit Facility, some of which were posted by certain of our foreign subsidiaries, $67.4 million of letters of credit issued under a bi-lateral facility secured with cash, and $162.7 million in surety bonds outstanding primarily for our systems business projects. The available bonding capacity under our surety lines was $630.3 million as of September 30, 2014.

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

Product warranty activities during the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Product warranty liability, beginning of period	$210,827	$189,257	$198,041	$191,596
Accruals for new warranties issued	9,832	10,260	29,343	28,709
Settlements	(5,057)	(11,176)	(12,634)	(30,586)
Changes in estimate of product warranty liability	(1,256)	1,337	(404)	(41)
Product warranty liability, end of period	$214,346	$189,678	$214,346	$189,678
Current portion of warranty liability	$68,021	$49,743	$68,021	$49,743
Noncurrent portion of warranty liability	$146,325	$139,935	$146,325	$139,935

At September 30, 2014, our accrued liability for product warranty was $214.3 million. We have historically estimated our product warranty liability for power output and defects in materials and workmanship under normal use and service conditions to have an estimated warranty return rate of approximately 3% of modules covered under warranty. A 1% change in estimated warranty return rate would change our estimated warranty liability by approximately $61.7 million.

Accrued Expenses in Excess of Product Warranty

During the period from June 2008 to June 2009, a manufacturing excursion occurred whereby certain modules manufactured during that time period may experience premature power loss once installed in the field. We initiated a voluntary remediation program beyond our standard limited warranty pursuant to which we made commitments to customers with systems containing modules manufactured during the relevant period that we would cover certain costs of remediation efforts. These remediation efforts included module removal, replacement, and logistical services and additional compensation payments to customers under certain circumstances. As of each fiscal period in question, we have estimated our voluntary remediation program accrual based on evaluation and consideration of the then-currently available information, including the estimated number of affected modules in the field, historical experience related to our voluntary remediation efforts, customer-provided data related to potentially affected systems, and the estimated costs of performing the logistical services covered under our remediation program. In 2013 and during the nine months ended September 30, 2014, we recorded no additional expenses associated with our voluntary remediation program.

As of September 30, 2014 and December 31, 2013, accrued expenses in excess of normal product warranty liability were $40.8 million and $52.1 million, of which $6.5 million and $12.5 million, respectively, was classified as current and $34.3 million and $39.6 million, respectively, was classified as noncurrent and included in “Accrued expenses” and “Other liabilities” in the accompanying condensed consolidated balance sheets.

As of September 30, 2014 and December 31, 2013, $36.2 million and $42.7 million of accrued expenses in excess of normal product warranty liability related to the manufacturing excursion during the period between June 2008 and June 2009, whereby certain modules manufactured during that time period may experience premature power loss once installed in the field. The accrued expenses consist primarily of estimated compensation payments to customers, under certain circumstances, for power lost prior to remediation of the customer’s system under our remediation program, and to a lesser extent, remediation efforts related to module removal, replacement, and logistical services committed to by us beyond the normal product warranty.

As of September 30, 2014 and December 31, 2013, $4.6 million and $9.4 million of accrued expenses in excess of normal product warranty liability and related expenses include commitments to certain customers related to a workmanship issue potentially affecting a limited number of solar modules manufactured between October 2008 to June 2009. A limited number of the modules manufactured during that time utilized a new material and process to attach the cord plate (junction box) to the module which may not adhere securely over time. We know the serial numbers of the affected modules and have proactively contacted the system owners to repair or replace the potentially impaired modules currently in service in a manner consistent with our normal workmanship warranty. For roof-mounted systems, we will also remove and replace the affected modules at no cost to the system owner, which remediation is in excess of our limited workmanship warranty obligation.

Our best estimate for such remediation programs is based on evaluation and consideration of currently available information, including the estimated number of potentially affected modules in the field, historical experience related to our remediation efforts, customer provided data related to potentially affected systems, the estimated costs of performing the removal, replacement, and logistical services and the post-sale expenses covered under our remediation program. If any of our estimates prove incorrect, we could be required to accrue additional expenses.

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

Under our O&M service offering, we typically include an effective availability guarantee when we provide long-term total asset management services. In limited cases, a form of energy generation performance test is offered in lieu of the availability guarantee up to a maximum of five years. In such cases, liquidated damages are incurred at the lost energy price noted in the PPA. Additionally, as part of our O&M service guarantees there is potential for bonus payments.

As of September 30, 2014 and December 31, 2013, we recorded $4.4 million and $11.5 million, respectively, of estimated obligations under such arrangements, of which $0.6 million and zero, respectively, was classified as other current liabilities and $3.8 million and $11.5 million, respectively, was classified as other liabilities in the accompanying condensed consolidated balance sheets.

Systems Project Sale Rescission

From time to time under the sales agreements for a limited number of our solar power projects, we may be required to rescind the sale of such projects if certain events occur, such as not achieving commercial operation of the project within a certain timeframe.

For any sales agreements that have such conditional rescission clauses, we will not recognize revenue on such sales agreements until the conditional rescission clauses are of no further force or effect and all other necessary revenue recognition criteria have been met.

Contingent Consideration

In connection with our TetraSun and Solar Chile acquisitions, we agreed to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted project and module shipment volume milestones. We have recognized $11.6 million and $16.5 million of current liabilities and $14.6 million and $11.7 million of long-term liabilities for these contingent obligations based on their estimated fair value as of September 30, 2014 and December 31, 2013, respectively.

We continually seek to make additions to our advanced-stage project pipeline. We are actively developing our early to mid-stage project pipeline in order to secure PPAs and we are also pursuing opportunities to acquire advanced-stage projects, which already have PPAs in place. In connection with these project acquisitions, we agree to pay additional amounts to project sellers upon achievement of project related milestones such as obtaining a purchase price agreement, obtaining financing, and selling to a new owner. We recognize an estimated project acquisition contingent liability when we determine that such liability is both probable and reasonably estimable, and the carrying amount of the related project asset is correspondingly increased. As of September 30, 2014 and December 31, 2013, we have recorded $7.7 million and $21.3 million of current liabilities, respectively, and $39.6 million and $47.3 million of long-term liabilities, respectively, for such contingent obligations. Any future differences between the acquisition-date contingent obligation estimate and the ultimate settlement of the obligations will be recognized primarily as an adjustment to project assets as contingent payments are considered direct and incremental to the underlying value of the related projects.

Solar Module Collection and Recycling Liability

We established a voluntary module collection and recycling program to collect and recycle modules sold and covered under such program once these modules have reached the end of their useful lives. We include a description of our module collection and recycling obligations in our customer sales contracts for modules covered under the program. For modules covered under this program, we agree to cover the costs for the collection and recycling of solar modules, and the end-users agree to notify us, disassemble their solar power systems, package the solar modules for shipment, and revert ownership rights over the modules back to us at the end of the modules’ service lives.

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

Our module collection and recycling liability at September 30, 2014 and December 31, 2013, was $247.4 million and $225.2 million, respectively. A 1% increase in our annualized inflation rate used in our estimated future collection and recycling cost per module would increase our liability by $61.5 million, and a 1% decrease in that rate would decrease our liability by $49.7 million.

53% of our modules sold during the quarter ended September 30, 2014 were subject to the solar module collection and recycling liability.

See Note 6. “Restricted Cash and Investments,” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

Legal Proceedings

Legal Matters

We are party to legal matters and claims that are normal in the course of our operations. While we believe that the ultimate outcome of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows, the outcome of these matters is not determinable with certainty, and negative outcomes may adversely affect us.

Class Action

On March 15, 2012, a purported class action lawsuit titled Smilovits v. First Solar, Inc., et al., Case No. 2:12-cv-00555-DGC, was filed in the United States District Court for the District of Arizona (hereafter “Arizona District Court”) against the Company and certain of our current and former directors and officers. The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between April 30, 2008, and February 28, 2012. The complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements regarding the Company’s financial performance and prospects. The action includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees to the putative class. The Company believes it has meritorious defenses and will vigorously defend this action.

On July 23, 2012, the Arizona District Court issued an order appointing as lead plaintiffs in the class action the Mineworkers’ Pension Scheme and British Coal Staff Superannuation Scheme (collectively “Pension Schemes”). The Pension Schemes filed an amended complaint on August 17, 2012, which contains similar allegations and seeks similar relief as the original complaint. Defendants filed a motion to dismiss on September 14, 2012. On December 17, 2012, the court denied Defendants’ motion to dismiss. On February 26, 2013, the court directed the parties to begin class certification discovery, and ordered a further scheduling conference to set the merit discovery schedule following a decision on class certification. On June 21, 2013, the Pension Schemes filed a motion for class certification. On October 8, 2013, the Arizona District Court granted the Pension Schemes’ motion for class certification, and certified a class comprised of all persons who purchased or otherwise acquired publicly traded securities of the Company between April 30, 2008, and February 28, 2012 and were damaged thereby, excluding defendants and certain related parties. The deadline to complete merits discovery is February 27, 2015. The deadline to file motion(s) for summary judgment is March 20, 2015.

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

On July 17, 2012, the Arizona District Court issued an order granting First Solar’s motion to transfer the derivative actions to Judge David Campbell, the judge to whom the Smilovits class action is assigned. On August 8, 2012, the court consolidated the four derivative actions pending in Arizona District Court, and on August 31, 2012, Plaintiffs filed an amended complaint. Defendants filed a motion to stay the action on September 14, 2012. On December 17, 2012, the Arizona District Court granted Defendants’ motion to stay pending resolution of the Smilovits class action. On August 13, 2013, Judge Campbell consolidated the two derivative actions transferred from the Delaware District Court with the stayed Arizona derivative actions.

On July 16, 2013, a derivative complaint was filed in the Superior Court of Arizona, Maricopa County, titled Bargar, et al. v. Ahearn, et al., Case No. CV2013-009938, by a putative shareholder against certain current and former directors and officers of the Company. The complaint contains similar allegations to the Delaware and Arizona derivative cases, and includes claims for, among other things, breach of fiduciary duties, insider trading, unjust enrichment, and waste of corporate assets. By court order on October 3, 2013, the Superior Court of Arizona, Maricopa County granted the parties’ stipulation to defer defendants’ response to the complaint pending resolution of the Smilovits class action or expiration of the stay issued in the consolidated derivative actions in the Arizona District Court. On November 5, 2013, the matter was placed on the court’s inactive calendar until March

31, 2014. On March 28, 2014, the court continued the matter on its inactive calendar until August 29, 2014. On June 30, 2014, the parties jointly moved to keep the matter on the court’s inactive calendar until November 28, 2014. The court has not yet acted on the joint motion.

The Company believes that plaintiffs in the derivative actions lack standing to pursue litigation on behalf of First Solar. The derivative actions are still in the initial stages and there has been no discovery. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

14. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as share-based compensation expense over the required or estimated service period for awards expected to vest. The share-based compensation expense that we recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Share-based compensation expense included in:
Cost of sales	$2,569	$5,213	$8,559	$11,036
Research and development	960	1,715	3,225	4,636
Selling, general and administrative	7,082	7,331	20,276	22,257
Production start-up	6	34	9	282
Total share-based compensation expense	$10,617	$14,293	$32,069	$38,211

The following table presents our share-based compensation expense by type of award for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restricted and performance stock units	$10,246	$12,277	$32,177	$37,957
Unrestricted stock	331	322	994	922
Stock purchase plan	248	268	648	740
Net amount (absorbed into) released from inventory	(208)	1,426	(1,750)	(1,408)
Total share-based compensation expense	$10,617	$14,293	$32,069	$38,211

Share-based compensation expense capitalized in our inventory was $5.3 million and $3.6 million at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, we had no unrecognized share-based compensation cost related to unvested stock option awards, and $53.1 million of unrecognized share-based compensation cost related to unvested restricted and performance stock units including our stock purchase plan, which we expect to recognize as an expense over a weighted-average period of approximately 1.5 years.

The estimated forfeiture rate used to record compensation expense is based on historical forfeitures and is adjusted periodically based on actual results. At September 30, 2014 and 2013, our forfeiture rates were 9.5% and 9.0%, respectively.

15. Income Taxes

Our effective tax rates were (8.7)% and 8.7% for the three and nine months ended September 30, 2014, respectively, and 6.5% and 8.9% for the three and nine months ended September 30, 2013, respectively. Our effective tax rate decreased during the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 as a result of a discrete tax benefit related to uncertain tax positions. This benefit was partially offset by a greater percentage of profits earned in higher tax jurisdictions for 2014 and a $23.0 million impairment related to the Mesa facility recorded discretely during the nine months ended September 30, 2013. The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate of 35.0% primarily due to the benefit associated with foreign income taxed at lower rates including the beneficial impact of our Malaysian tax holiday partially offset by additional tax expense attributable to losses in jurisdictions which no tax benefits could be recorded.

We account for our investment tax credits using the “deferred method” of accounting under which the tax benefit generated from an investment tax credit is recorded as a reduction to the U.S. GAAP fixed asset basis. As a result of a project being placed into service in the second quarter of 2014, we generated $20.7 million of investment tax credit.

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

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740. During the third quarter, a benefit of $26.2 million was recognized primarily due to the expiration of the statute of limitations for various uncertain tax positions. It is reasonably possible that approximately $16.0 million of uncertain tax positions will be recognized within the next twelve months.

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

16. Net Income per Share

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

The calculation of basic and diluted net income per share for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic net income per share
Numerator:
Net income	$88,424	$195,038	$204,959	$287,778
Denominator:
Weighted-average common stock outstanding	100,197	98,720	99,981	91,751
Diluted net income per share
Denominator:
Weighted-average common stock outstanding	100,197	98,720	99,981	91,751
Effect of stock options, restricted and performance stock units, and stock purchase plan shares	1,218	1,658	1,705	1,766
Weighted-average shares used in computing diluted net income per share	101,415	100,378	101,686	93,517

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Per share information — basic:
Net income per share	$0.88	$1.98	$2.05	$3.14

Per share information — diluted:
Net income per share	$0.87	$1.94	$2.02	$3.08

The following number of outstanding employee stock options, restricted and performance stock units, and stock purchase plan shares were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2014 and 2013 as they would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Anti-dilutive shares	46	80	87	98

17. Comprehensive Income

Comprehensive income, which includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, the impact of which has been excluded from net income and reflected as components of stockholders’ equity, was as follows for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014	2013
Net income	$88,424	$195,038
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(9,887)	2,781
Unrealized gain (loss) on marketable securities and restricted investments for the period (net of tax of $(1,198) and $(611), respectively)	19,847	(6,314)
Less: reclassification for (gains) included in net income (net of tax of $0 and $0, respectively)	—	—
Unrealized gain (loss) on marketable securities and restricted investments	19,847	(6,314)
Unrealized gain (loss) on derivative instruments for the period (net of tax of $(1,963) and $539, respectively)	3,797	(3,725)
Less: reclassification for loss included in net income (net of tax of $0 and $(1), respectively)	2,001	1,591
Unrealized gain (loss) on derivative instruments	5,798	(2,134)
Other comprehensive income (loss), net of tax	15,758	(5,667)
Comprehensive income	$104,182	$189,371

	Nine Months Ended September 30,
	2014	2013
Net income	$204,959	$287,778
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(11,548)	1,204
Unrealized gain (loss) on marketable securities and restricted investments for the period (net of tax of $(4,155) and $2,852, respectively)	58,595	(33,684)
Less: reclassification for (gains) included in net income (loss) (net of tax of $83 and $0, respectively)	(127)	—
Unrealized gain (loss) on marketable securities and restricted investments	58,468	(33,684)
Unrealized gain (loss) on derivative instruments for the period (net of tax of $177 and $(562), respectively)	2,342	(2,505)
Less: reclassification for (gains) included in net income (loss) (net of tax of $0 and $3,475, respectively)	(299)	(2,566)
Unrealized gain (loss) on derivative instruments	2,043	(5,071)
Other comprehensive income (loss), net of tax	48,963	(37,551)
Comprehensive income	$253,922	$250,227

Components and details of accumulated other comprehensive income (loss) at September 30, 2014 and 2013 were as follows (in thousands):

Components of Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2013	$(34,190)	$11,558	$(3,144)	$(25,776)
Other comprehensive (loss) income before reclassifications	(11,548)	58,595	2,342	49,389
Amounts reclassified from accumulated other comprehensive income	—	(127)	(299)	(426)
Net other comprehensive (loss) income	(11,548)	58,468	2,043	48,963
Balance as of September 30, 2014	$(45,738)	$70,026	$(1,101)	$23,187

Details of Accumulated Other Comprehensive Income (Loss)	Amount Reclassified		Income Statement Line Item
	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Gains on marketable securities
	$—	$210	Other income, net
	—	83	Tax expense
	—	127	Net of tax
Gains and (losses) on derivative contracts
Interest Rate and Cross Currency Swap Contracts	(133)	(581)	Interest expense
Cross Currency Swap Contract	(1,868)	880	Foreign currency (loss) gain
	(2,001)	299	Total before tax
	—	—	Tax expense
	$(2,001)	$299	Total net of tax

Components of Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2012	$(38,485)	$51,243	$(2,579)	$10,179
Other comprehensive income (loss) before reclassifications	1,204	(33,684)	(2,505)	(34,985)
Amounts reclassified from accumulated other comprehensive income	—	—	(2,566)	(2,566)
Net other comprehensive income (loss)	1,204	(33,684)	(5,071)	(37,551)
Balance as of September 30, 2013	$(37,281)	$17,559	$(7,650)	$(27,372)

Details of Accumulated Other Comprehensive Income (Loss)	Amount Reclassified		Income Statement Line Item
	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Gains and (losses) on derivative contracts
Foreign Exchange Forward Contracts	$—	$13,115	Net sales
Interest Rate and Cross Currency Swap Contracts	(345)	(941)	Interest expense
Cross Currency Swap Contract	(1,247)	(6,133)	Foreign currency loss
	(1,592)	6,041	Total before tax
	(1)	3,475	Tax expense
	$(1,591)	$2,566	Total net of tax

18. Statements of Cash Flows

The following table presents a reconciliation of net income to net cash provided by operating activities for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net income	$204,959	$287,778
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation, amortization, and accretion	183,139	172,984
Impairment and net loss on disposal of long-lived assets	5,339	68,066
Share-based compensation	32,069	38,211
Remeasurement of monetary assets and liabilities	8,356	(12,090)
Deferred income tax (benefit) expense	38,351	45
Excess tax benefits from share-based compensation arrangements	(27,849)	(33,958)
Gain on sales of marketable securities and restricted investments, net	(210)	—
Other operating activities	7,119	(1,149)
Changes in operating assets and liabilities:
Accounts receivable, trade, unbilled and retainage	(159,754)	367,841
Prepaid expenses and other current assets	20,496	104,618
Other assets	(5,472)	(239)
Inventories and balance of systems parts	(8,103)	87,210
Project assets and deferred project costs	29,670	(373,464)
Accounts payable	(38,817)	(154,345)
Income taxes payable	(27,937)	31,739
Accrued expenses and other liabilities	(533,920)	80,152
Accrued solar module collection and recycling liability	25,557	521
Total adjustments	(451,966)	376,142
Net cash (used in) provided by operating activities	$(247,007)	$663,920

19. Segment Reporting

We currently operate our business in two segments. Our components segment involves the design, manufacture, and sale of solar modules which convert sunlight into electricity. We manufacture cadmium telluride (“CdTe”) modules and also expect to begin manufacturing high-efficiency crystalline silicon modules by the end of 2014. Third-party customers of our components segment include project developers, system integrators, and owners and operators of PV solar power systems.

Our second segment is our fully integrated systems business (“systems segment”), through which we provide complete turn-key PV solar power systems, or solar solutions that draw upon our capabilities, which include (i) project development, (ii) EPC services, (iii) operating and maintenance (“O&M”) services, and (iv) project finance expertise. We may provide our full EPC service or any combination of individual products and services within our EPC capabilities depending upon the customer and market opportunity. All of our systems segment products and services are for PV solar power systems which primarily use our solar modules, and such products and services are sold directly to investor owned utilities, independent power developers and producers, commercial and industrial companies, and other system owners. Additionally within our systems segment, we may hold and operate certain of our PV solar power systems based on strategic opportunities.

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

Financial information about our reportable segments during the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,			Three Months Ended September 30,
	2014			2013
	Components	Systems	Total	Components	Systems	Total
Net sales	$289,327	$599,983	$889,310	$380,726	$884,861	$1,265,587
Gross profit	$26,399	$162,888	$189,287	$89,718	$274,316	$364,034
(Loss) income before income taxes	$(22,906)	$104,222	$81,316	$(20,277)	$228,965	$208,688
Goodwill	$16,152	$68,833	$84,985	$16,152	$68,833	$84,985
Total assets	$3,701,022	$2,738,932	$6,439,954	$3,957,081	$2,905,629	$6,862,710

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014			2013
	Components	Systems	Total	Components	Systems	Total
Net sales	$800,246	$1,583,575	$2,383,821	$930,230	$1,610,322	$2,540,552
Gross profit	$52,173	$466,550	$518,723	$93,134	$580,324	$673,458
(Loss) income before income taxes	$(96,891)	$321,429	$224,538	$(137,163)	$453,102	$315,939
Goodwill	$16,152	$68,833	$84,985	$16,152	$68,833	$84,985
Total assets	$3,701,022	$2,738,932	$6,439,954	$3,957,081	$2,905,629	$6,862,710

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems net sales recognized for the three and nine months ended September 30, 2014 and 2013. For the purposes of the following table, (i) “Solar module revenue” is composed of total revenues from the sale of solar modules to third parties, which does not include any systems segment product or service offerings and (ii) “Solar power system revenue” is composed of total revenues from the sale of our solar power systems and related products and services including the solar modules installed in such solar power systems along with revenue generated from our PV solar power systems.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Solar module revenue	$42,889	$68,735	$149,287	$343,289
Solar power system revenue	846,421	1,196,852	2,234,534	2,197,263
Net sales	$889,310	$1,265,587	$2,383,821	$2,540,552

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933, which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs, warranties, solar module efficiency and balance of systems (“BoS”) cost reduction roadmaps, restructuring, product reliability, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; our ability to reduce the costs to construct PV solar power systems; research and development programs and our ability to improve the conversion efficiency of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” and the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in Part I, Item 1A: “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this Quarterly Report on Form 10-Q, Current Reports on Form 8-K, and other reports filed with the SEC. You should carefully consider the risks and uncertainties described under this section.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us,” “Company,” and “First Solar” refer to First Solar, Inc. and its subsidiaries.

When referring to our manufacturing capacity, total sales, and solar module sales, the unit of electricity in watts for megawatts(“MW”) and gigawatts (“GW”) is direct current (“DC”) unless otherwise noted. When referring to our PV solar power systems, the unit of electricity in watts for MW and GW is alternating current (“AC”) unless otherwise noted.

Executive Overview

We are a global provider of solar energy solutions, focused on providing power solutions across key market segments. We design, manufacture, and sell PV solar modules with an advanced thin-film semiconductor technology, and we develop, design, construct, and sell PV solar power solutions that primarily use the solar modules we manufacture. We are also developing crystalline silicon solar modules with proprietary high-power density, mono-crystalline technology, and we provide single-axis mounting systems with proprietary tracking capabilities. Additionally, we provide operations and maintenance (“O&M”) services to plant owners that use solar modules manufactured by us or by other third-party manufacturers. We have substantial, ongoing research and development efforts focused on module and systems level innovations. We are the world’s largest thin-film PV solar module manufacturer and one of the world’s largest PV solar module manufacturers. Our mission is to create enduring value by enabling a world powered by clean, affordable solar energy.

Certain highlights of our financial results and other key developments include:

•
Net sales for the three months ended September 30, 2014 decreased by 30% to $889.3 million compared to $1,265.6 million for the same period in 2013. This decrease in net sales was driven by lower systems business project revenue and lower third-party module net sales. The decrease in systems business project revenue was primarily attributable to lower revenue from our Desert Sunlight project and our completed Walpole, Belmont, Amherstburg, and first phase of the Imperial Valley Energy Center South projects, partially offset by the commencement of construction and related revenue recognition on multiple projects in California and our AGL Nyngan project in Australia. The decrease in third-party module net sales was due to a decrease in the average selling price per watt and a lower volume of watts sold.

•
Net sales for the nine months ended September 30, 2014 decreased by 6% to $2,383.8 million compared to $2,540.6 million for the same period in 2013. The decrease in net sales was due to lower third-party module net sales and lower systems business project revenue. The decrease in third-party module net sales resulted from a decrease in the average selling price per watt and a lower volume of watts sold. The decrease in systems business project revenue was primarily the result of the completion of the first phase of the Imperial Valley Energy Center South, Agua Caliente, and Walpole, Belmont, and Amherstburg projects, partially offset by the sale of our 139 MW Campo Verde and 50 MW Macho Springs projects along with the commencement of construction on multiple projects in California.

•
Gross profit decreased 7.5 percentage points to 21.3% during the quarter ended September 30, 2014 from 28.8% during the quarter ended September 30, 2013, primarily due to lower systems project revenue and a mix of lower gross profit projects sold and under construction during the period. The decrease in gross profit was also attributable to an adjustment for lower estimated recycling costs recorded during the three months ended September 30, 2013.

•
Gross profit decreased 4.7 percentage points to 21.8% during the nine months ended September 30, 2014 from 26.5% during the nine months ended September 30, 2013, also due to a mix of lower gross profit projects sold and under construction during the period and an adjustment for lower estimated recycling costs recorded during the prior period as noted above.

•
As of September 30, 2014, we had 28 installed production lines with an annual global manufacturing capacity of approximately 2.4 GW at our manufacturing plants in Perrysburg, Ohio and Kulim, Malaysia. We produced 0.4 GW DC of solar modules during the three months ended September 30, 2014 which represented a 5% increase from the same period in 2013. This increase in production was primarily driven by higher module efficiency. We expect to produce approximately 1.8 GW of solar modules during 2014.

•
During the three months ended September 30, 2014, we ran our factories at approximately 77% capacity utilization, which represents a 3 percentage point decrease from the three months ended September 30, 2013.

•	The average conversion efficiency of our modules was 14.2% in the third quarter of 2014, which is an improvement of 90 basis points year-over-year.

•
Module shipments were 0.4 GW DC during the quarter ended September 30, 2014. Module shipments do not have a direct correlation to net sales as module shipments do not represent total systems revenue and do not consider the timing of when all revenue recognition criteria are met including the timing of module installation.

•
New bookings during the period July 1, 2014 through November 6, 2014 were 0.5 GW DC and reflect the 141 MW AC Luz del Norte solar plant in Chile, the 40 MW AC Elm City solar power plant in North Carolina, and the 31 MW AC Portal Ridge solar power plant in California along with various solar module sales agreements.

Market Overview

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. In the aggregate, we believe manufacturers of solar modules and cells have installed production capacity that exceeds global demand. We believe the solar industry will continue to experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will put pressure on pricing. In light of such market realities, we continue to execute our Long Term Strategic Plan described below, under which we are focusing on our competitive strengths. A key core strength is our differentiated, vertically integrated business model that enables us to provide utility-scale PV generation solutions to sustainable geographic markets that have an immediate need for mass-scale PV electricity.

Lower industry module pricing, while currently challenging for certain solar manufacturers (particularly manufacturers with high cost structures), is expected to continue to contribute to global market diversification and volume elasticity. Over time, declining average selling prices are consistent with the erosion of one of the primary historical constraints to widespread solar market penetration, its affordability. In the near term, however, declining average selling prices could adversely affect our results of operations. If competitors reduce module pricing to levels below their cash manufacturing costs, or are able to operate at negative or minimal operating margins for sustained periods of time, our results of operations could be further adversely affected. We continue to mitigate this uncertainty in part by executing on and building our advanced-stage utility-scale systems pipeline, executing on our module efficiency improvement and BoS cost reduction roadmaps to maintain and increase our competitiveness, profitability, and capital efficiency, adjusting our production plans and capacity utilization, and continuing the development of worldwide geographic markets.

In the components business, we continue to face intense competition from manufacturers of crystalline silicon solar modules and other types of solar modules and PV systems. Solar module manufacturers compete with one another in several product performance attributes, including reliability and selling price per watt, and, with respect to solar power systems, net present value (“NPV”), return on equity (“ROE”), and levelized cost of electricity (“LCOE”), meaning the net present value of total life cycle costs of the solar power project divided by the quantity of energy which is expected to be produced over the system’s life. We believe we are among the lowest cost PV module manufacturers in the solar industry on a module cost per watt basis, based on publicly available information. This cost competitiveness is reflected in the price at which we sell our modules and fully integrated PV solar power systems and enables our PV solar power systems to compete favorably. Our cost competitiveness is based in large part on our proprietary technology (which enables conversion efficiency improvements and enables us to produce a module in less than 2.5 hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), our scale, and our operational excellence. In addition, our CdTe modules use approximately 1-2% of the amount of the polysilicon that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels. Polysilicon costs have had periods of decline over the past several years, contributing to a decline in our manufacturing cost competitiveness over traditional crystalline silicon module manufacturers. Given the lower conversion efficiency of our modules compared to certain types of crystalline silicon modules, there may be higher BoS costs associated with systems using our modules. Thus, to compete effectively on the basis of LCOE, our modules need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules with higher conversion efficiencies. We continue to focus on reducing BoS costs associated with PV solar power systems using our modules. We believe we can continue to reduce BoS costs by improving module conversion efficiency, leveraging volume procurement around standardized hardware platforms, using innovative installation techniques and know how, and accelerating installation times to reduce labor costs. BoS costs can represent a significant portion of the costs associated with the construction of a typical utility-scale PV solar power system.

While our modules and PV solar power systems are generally competitive in cost, reliability, and performance attributes, there can be no guarantee such competitiveness will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in additional margin compression, further declines in the average selling prices of our solar modules and PV solar power systems, erosion in our market share for modules and PV solar power systems, decreases in the rate of net sales growth, and/or declines in overall net sales. We have taken, and continue to take, various actions to mitigate the potential impact resulting from competitive pressures, including adjusting our pricing policies as necessary, accelerating progress along our module efficiency improvement and BoS cost reduction roadmaps, and further focusing our research and development on increasing the conversion efficiency of our solar modules.

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

Certain Trends and Uncertainties

We believe that our continuing operations may be favorably or unfavorably impacted by the following trends and uncertainties that may affect our financial condition and results of operations. See Part I, Item 1A: “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 26, 2014 and the risks described elsewhere in this report (the “Risk Factors”) for a discussion of other risks that may affect our financial condition and results of operations.

Long Term Strategic Plan

In executing our Long Term Strategic Plan (“LTSP”) we are focusing on providing solar PV generation solutions using our modules to sustainable geographic markets that we believe have a compelling need for mass-scale PV electricity, including markets throughout the Americas, Asia, Australia, the Middle East, and Africa. As part of our LTSP, we are focusing on opportunities in which our solar PV generation solutions can compete directly with fossil fuel offerings on an LCOE or similar basis, or complement such fossil fuel electricity generations. Execution of the LTSP entails a reallocation of resources around the globe, in particular, dedicating resources to regions such as Latin America, Asia, the Middle East, and Africa. We are evaluating and managing closely the appropriate level of resources required as we transition into and penetrate these specific markets. We have and intend to continue to dedicate significant capital and human resources to reduce the total installed cost of solar PV generation, to optimize the design and logistics around our solar PV generation solutions, and to ensure that our solutions integrate well into the overall electricity ecosystem of each specific market.

We expect that, over time, an increasing portion of our consolidated net sales, operating income, and cash flows will come from solar offerings in the sustainable markets described above as we execute on our LTSP. The timing, execution, and financial impacts of our LTSP are subject to risks and uncertainties, as described in the Risk Factors. We are focusing our resources in those markets and energy applications in which solar power can be a least-cost, best-fit energy solution, particularly in regions with high solar resources, significant current or projected electricity demand, and/or relatively high existing electricity prices. As part of these efforts, we continue to expand resources globally, including the appointment of country heads, business development, sales personnel, and other supporting professional staff in target sustainable markets. Accordingly, we are shifting current costs and expect to incur additional costs over time as we establish a localized business presence in these regions.

Joint ventures or other business arrangements with strategic partners are a key part of our LTSP, and we use such arrangements to expedite our penetration of various markets and establish relationships with potential customers and policymakers. Some of these business arrangements have and are expected in the future to involve significant investments or other allocations of capital on our part. We continue to develop relationships with policymakers, regulators, and end customers in each of these markets with a view to creating markets for utility scale PV solar power systems. We sell solar power solutions directly to end customers, including independent power producers, utilities, retail electricity providers, and commercial and industrial customers. Depending on the market opportunity, our sales offerings range from module only sales, to module sales with a range of development, engineering, procurement, and construction services and solutions, to full turn-key PV solar power system sales. We expect these sales offerings to continue to evolve over time as we work with our customers to optimize how our PV solar generation solutions can best meet our customers’ energy and economic needs. In addition to our utility-scale power plant offerings, we have fuel displacement, commercial, industrial, and off-grid and energy access offerings.

In order to create or maintain a market position in certain strategically targeted markets, our offerings from time to time may need to be competitively priced at levels associated with minimal gross profit margins, which may adversely affect our results of operations. We expect the profitability associated with our various sales offerings to vary from one another over time, and possibly vary from our internal long-range profitability expectations and targets, depending on the market opportunity and the relative competitiveness of our offering compared with other energy solutions, fossil fuel based or otherwise, that are available to potential customers.

We expect to use our working capital, the availability under our Revolving Credit Facility, or non-recourse or limited-recourse project financing to finance the construction of certain of our PV solar power systems, if the sale of such systems prior to construction beginning does not meet our economic return expectations or we cannot sell under terms and conditions that are favorable to us. From time to time, we may own and operate certain PV solar power systems, often with the intention to sell at a later date. The ability to do so allows us to gain control of the sales process, provide a lower risk profile to a future buyer of a PV solar power system, and improve our ability to drive higher eventual sale values. We may also elect to construct and retain ownership interests in merchant and other power plants for which there is no power purchase agreement with an off-taker, such as a utility, but rather an intent to sell the electricity produced by the plant in a competitive wholesale market. We continue to pursue strategic partnerships that open up new geographic markets. We also continue to assess and pursue other business arrangements that provide access to a lower cost of capital and optimize the value of our projects. Business arrangements that can lower the cost of capital and provide other benefits relating to the project sales process, such as YieldCo arrangements, have been used increasingly by renewable energy companies. Additionally, our joint ventures and other business arrangements with strategic partners have and may in the future result in us temporarily retaining a minority or non-controlling ownership interest in the underlying systems projects we develop, supply modules to, or construct potentially for a period of up to several years. Such business arrangements could become increasingly important to our competitive profile in markets globally, including North America. In each of the above mentioned examples, we may retain such ownership interests in a consolidated and/or unconsolidated separate entity.

Construction of Some of the World’s Largest PV Solar Power Systems

We continue to execute on our advanced-stage utility-scale project pipeline. We expect a substantial portion of our consolidated net sales, operating income, and cash flows through 2016 to be derived from several large projects, including the following projects which are currently or will be among the world’s largest PV solar power systems: the 550 MW Topaz Solar Farm, located in San Luis Obispo County, California; the 550 MW Desert Sunlight Solar Farm, located west of Blythe, California; the 250 MW McCoy Solar Energy Project, located in Riverside County, California; the 250 MW Silver State South project, located near Primm in Clark County, Nevada; the 150 MW SolarGen 2 project, located in Imperial County, California; and the 150 MW Imperial Solar Energy Center West project, located in California, which are all under contract, and the following projects which are not yet sold or contracted: the 300 MW Stateline project, located in San Bernardino County, California; the 250 MW Moapa project, located in Clark County, Nevada; and the 141 MW Luz del Norte project located near Copiapó, Chile. Please see the tables under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Systems Project Pipeline” for additional information about these and other projects within our systems business advanced-stage project pipeline. Construction progress of these projects is subject to risks and delays as described in the Risk Factors. Revenue recognition for these and other systems projects is in many cases not linear in nature due to the timing of when all revenue recognition criteria have been or are expected to be met, and consequently period-over-period comparisons of results of operations may not be meaningful. As we progress construction towards substantial completion of these PV solar power systems, we may have a larger portion of our net sales, operating income, and cash flows come from future sales of solar offerings outside of North America, pursuant to our LTSP described above. North America however, will continue to represent a meaningful portion of our net sales, operating income, and cash flows through 2016 as a significant portion of our advanced-stage project pipeline, excluding the projects above, is also comprised of projects in North America.

Systems Project Pipeline

The following tables summarize, as of November 6, 2014, our approximately 4.2 GW systems business advanced-stage project pipeline. Revenue recognition for the 550 MW Topaz, 550 MW Desert Sunlight, and 230 MW AVSR projects is nearly complete, as shown in the tables. As of September 30, 2014, for the Projects Sold/ Under Contract in our advanced-stage project pipeline of approximately 2.8 GW, we have recognized revenue with respect to the equivalent of approximately 1.4 GW. Such MW equivalent amount refers to the ratio of revenue recognized for the Projects Sold/ Under Contract in our advanced-stage project pipeline compared to the total contracted revenue for such projects, multiplied by the total MW for such projects. The remaining revenue to be recognized subsequent to September 30, 2014 for the Projects Sold/ Under Contract in our advanced-stage project pipeline is expected to be approximately $3.7 billion. The substantial majority of such amount is expected to be recognized as revenue through the later of the substantial completion or project closing dates of the Projects Sold/ Under Contract. The remaining revenue to be recognized does not have a direct correlation to expected remaining module shipments for such Projects Sold/ Under Contract as expected module shipments do not represent total systems revenues and do not consider the timing of when all revenue recognition criteria are met including timing of module installation. With regard to the gross profit margin of the projects in the tables below, as we move to a higher-mix of third-party construction contracts, gross profit on those projects are lower than gross profit on construction contracts relating to our self-developed projects. The actual volume of modules installed in our Projects Sold/ Under Contract will be greater than the Project Size in MW AC as module volumes required for a project are based upon MW DC, which will be greater than the MW AC size pursuant to a DC-AC ratio typically ranging from 1.2 to 1.4. Such ratio varies across different projects due to various system design factors. Projects are removed from our advanced-stage project pipeline tables below once we have completed construction and after all revenue has been recognized. Projects or portions of projects may also be removed from the tables below in the event an EPC contracted or partner developed project does not get permitting or financing or an unsold or uncontracted project ultimately does not get sold or contracted due to the changing economics of the project or other factors.

We continually seek to make additions to our advanced-stage project pipeline. We are actively developing our early to mid-stage project pipeline in order to secure PPAs and we are also pursuing opportunities to acquire advanced-stage projects, which already have PPAs in place. New additions to our project pipeline during the period August 6, 2014 through November 6, 2014 include the 141 MW AC Luz del Norte solar power plant in Chile, the 40 MW AC Elm City solar power plant in North Carolina, and the 31 MW AC Portal Ridge solar power plant in California.

Projects Sold/Under Contract
(Includes uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements including partner developed projects that we will be or are constructing)

					As of September 30, 2014
Project/Location	Project Size in MW AC (2)	Power Purchase Agreement (“PPA”)	Third Party Owner/Purchaser	Expected Year Revenue Recognition Will Be Completed By	Percentage Complete	Percentage of Revenue Recognized
Topaz, California	550	PG&E	MidAmerican	2014/2015	98%	98%
Desert Sunlight, California	550	PG&E / SCE	NextEra/GE/Sumitomo	2014/2015	96%	96%
McCoy, California	250	SCE	NextEra (3)	2016	1%	—%
Silver State South, Nevada	250	SCE	NextEra	2016	7%	—%
AVSR, California	230	PG&E	Exelon	2014	99%	99%
Southern California	175	Various	Various	2016	—%	—%
AGL, Australia	155	AGL	AGL (3) (7)	2015	21%	21%
SolarGen 2, California	150	SDG&E	Southern	2014	95%	—%
Imperial Solar Energy Center West, California	150	SDG&E	Tenaska(3)	2016	—%	—%
California (Multiple Locations) (10)	79	PG&E/ SCE	Various (3)	2014	78%	78%
Copper Mountain 2, Nevada	58	PG&E	Sempra (3)	2015 (4)	3%	3%
Shams Ma’an, Jordan	53	NEPCO (12)	Various (3)	2016	—%	—%
CID Solar and Cottonwood, California	43	PG&E / Marin Clean Energy	EDF Renewable Energy (3)	2015	32%	32%
Elm City, North Carolina	40	UOG (5)	Duke (3)	2015	—%	—%
PNM3, New Mexico	23	UOG (5)	PNM (3)	2015	5%	5%
Total	2,756

Projects with Executed PPA - Not Sold/ Not Contracted (1)

Project/Location	Fully Permitted	Project Size in MW AC (2)	Power Purchase Agreement (“PPA”)	Expected or Actual Substantial Completion Year	As of September 30, 2014 Percentage Complete
Tribal Solar, California	No	310	SCE	2019	1%
Stateline, California	No	300	SCE	2016	10%
Moapa, Nevada	No	250	LADWP	2015	9%
California Flats, California	No	150	PG&E	2016 (6)	—%
Luz del Norte, Chile	Yes	141	(11)	2015	7%
North Star, California	No	60	PG&E	2015	33%
India (Multiple Locations)	No	45	TSSPDCL (13)	2015	—%
Cuyama, California	No	40	PG&E	2015/2016 (6)	8%
Kingbird, California	No	40	SCPPA (9)/City of Pasadena	2015	5%
Lost Hills, California	Yes	32	PG&E	2015 (8)	29%
Portal Ridge, California	Yes	31	PG&E/SCE (14)	2015	—%
Barilla, Texas	Yes	30	(11)	2015	71%
Total		1,429
Key:

(1)	Includes projects with no PPA, but for which electricity will be sold in a competitive wholesale market

(2)
The volume of modules installed in MW DC (“direct current”) will be higher than the MW AC (“alternating current”) size pursuant to a DC-AC ratio typically ranging from 1.2-1.4; such ratio varies across different projects due to various system design factors

(3)	EPC contract or partner developed project

(4)	First 92 MW AC phase was completed in 2012; remaining phase is 58 MW AC for which substantial completion is expected in 2015

(5)	UOG = Utility Owned Generation

(6)	PPA term does not begin until 2019

(7)	First Solar will own five percent of projects (102 MW AC Nyngan and 53 MW AC Broken Hill)

(8)	Project has short-term PPA that begins in 2015 with PG&E PPA beginning in 2019

(9)	SCPPA = Southern California Public Power Authority

(10)	Kent South (Kings County), Kansas (Kings County), Adams East (Fresno County), and Old River (Kern County)

(11)	No PPA - Electricity sold in competitive wholesale market

(12)	NEPCO = National Electric Power Company, the country of Jordan’s regulatory authority for power generation and distribution and a consortium of investors

(13)	TSSPDCL = Southern Power Distribution Company of Telangana State Ltd

(14)	PG&E 11 MW AC and SCE 20 MW AC

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.7%	71.2%	78.2%	73.5%
Gross profit	21.3%	28.8%	21.8%	26.5%
Research and development	4.2%	2.8%	4.6%	3.8%
Selling, general and administrative	7.5%	5.0%	7.7%	8.1%
Production start-up	0.2%	—%	0.1%	0.1%
Restructuring and asset impairments	—%	4.5%	—%	2.4%
Operating income	9.4%	16.4%	9.4%	12.1%
Foreign currency gain (loss)	—%	(0.1)%	—%	—%
Interest income	0.5%	0.3%	0.6%	0.5%
Interest expense, net	—%	—%	(0.1)%	(0.1)%
Other expense, net	(0.8)%	(0.2)%	(0.5)%	(0.1)%
Income tax (benefit) expense	(0.8)%	1.1%	0.8%	1.1%
Net income	9.9%	15.4%	8.6%	11.3%

Segment Overview

We currently operate our business in two segments. Our components segment involves the design, manufacture, and sale of solar modules which convert sunlight into electricity. We manufacture CdTe modules and also expect to begin manufacturing high-efficiency crystalline silicon modules by the end of 2014. Third-party customers of our components segment include project developers, system integrators, and owners and operators of PV solar power systems.

Our second segment is our fully integrated systems business, through which we provide complete turn-key PV solar power systems, or solar solutions that draw upon our capabilities, which include (i) project development, (ii) EPC services, (iii) O&M services, and (iv) project finance expertise. We may provide our full EPC services or any combination of individual products and services within our EPC capabilities depending upon the customer and market opportunity. All of our systems segment products and services are for PV solar power systems which primarily use our solar modules, and such products and services are sold directly to investor owned utilities, independent power developers and producers, commercial and industrial companies, and other PV solar power system owners. Additionally, within our systems segment, we may hold and operate certain of our PV solar power systems based on strategic opportunities.

In our reportable segment financial disclosures, we include an allocation of net sales value for all solar modules manufactured by our components segment and installed in projects sold or built by our systems segment in the net sales of our components segment. In the gross profit of our reportable segment disclosures, we include the corresponding cost of sales value for the solar modules installed in projects sold or built by our systems segment in the components segment. The cost of solar modules is comprised of the manufactured cost incurred by our components segment.

See Note 19. “Segment Reporting,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for more information.

See also Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Systems Project Pipeline” for a description of the projects in our advanced-stage project pipeline. Due to the distinct size, profitability, and terms of the underlying sales arrangements for each project under construction, the timing of meeting all revenue recognition criteria may create uneven net sales and gross profit patterns, making year-over-year comparisons less meaningful.

Product Revenue

The following table sets forth the total amounts of solar modules and solar power systems net sales for the three and nine months ended September 30, 2014 and 2013. For the purpose of the following table, (a) Solar module revenue is composed of total net sales from the sale of solar modules to third parties, and (b) Solar power system revenue is composed of total net sales from the sale of PV solar power systems and related services and solutions including the solar modules installed in the PV solar power systems we develop and construct along with revenue generated from our PV solar power systems.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Nine Month Period Change
Solar module revenue	$42,889	$68,735	$(25,846)	(38)%	$149,287	$343,289	$(194,002)	(57)%
Solar power system revenue	846,421	1,196,852	(350,431)	(29)%	2,234,534	2,197,263	37,271	2%
Net sales	$889,310	$1,265,587	$(376,277)	(30)%	$2,383,821	$2,540,552	$(156,731)	(6)%

Solar module revenue to third parties decreased $25.8 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to a 24% decrease in volume of watts sold and an 18% reduction in average selling prices per watt.

Solar power system revenue decreased $350.4 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to the number and size of projects under construction between these periods as well as the timing of when all revenue recognition criteria have been met. Specifically, the decrease was driven by lower revenue from our Desert Sunlight project and our completed Walpole, Belmont, Amherstburg, and first phase of the Imperial Valley Energy Center South projects, partially offset by the commencement of construction and related revenue recognition on multiple projects in California and our AGL Nyngan project in Australia. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Systems Project Pipeline” for the percentage complete and percentage of revenue recognized for current projects.

As a percentage of total net sales, our solar power systems, which include both our EPC revenue and solar modules used in systems projects, remained flat at 95% of total net sales during the three months ended September 30, 2013 and 2014, respectively.

Solar module revenue to third parties decreased $194.0 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to a 45% decrease in volume of watts sold and a 21% decrease in average selling prices per watt.

Solar power system revenue increased $37.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the number and size of projects under construction between these periods as well as the timing of when all revenue recognition criteria have been met. Specifically, the increase was primarily attributable to our 139 MW Campo Verde and 50 MW Macho Springs projects having met the criteria for revenue recognition and the commencement of construction on multiple projects in California. These increases were partially offset by decreases in systems revenue resulting from the completion of the first phase of the Imperial Valley Energy Center South, Agua Caliente, and Walpole, Belmont, and Amherstburg projects. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Systems Project Pipeline” for the percentage complete and percentage of revenue recognized for current projects.

As a percentage of total net sales, our solar power systems, which include both our EPC revenue and solar modules used in systems projects, increased from 86% to 94% of total net sales during the nine months ended September 30, 2013 and 2014, respectively. This shift in the mix of net sales was primarily driven by lower module-only sales as the nine months ended September 30, 2013 included 128 MW of module volume used in the construction of the largest thin-film PV solar power plant in Europe.

Three and Nine Months Ended September 30, 2014 and 2013

Net sales

Components Business

We generally price and sell our solar modules per watt of name plate power. During the nine months ended September 30, 2014, a significant portion of net sales from the components business was related to modules included in our PV solar power systems described below under “Net Sales-Systems Business.” Other than the modules included in our PV solar power systems, we sold the majority of our solar modules to PV solar power system project developers, system integrators, and operators who own, operate, or construct solar projects in India, Israel, Great Britain, France, and Malaysia.

From time to time we enter into module sales agreements with customers worldwide for specific projects or volumes of modules. Such agreements are generally not long term in nature. During the three and nine months ended September 30, 2014, 34% and 56%, respectively, of our components business net sales, excluding modules included in our PV solar power systems, were denominated in Euros and were subject to fluctuations in the exchange rate between the Euro and U.S. dollar. During the three and nine months ended September 30, 2013, 81% and 51%, respectively, of our components business net sales, excluding modules included in our PV solar power systems, were denominated in Euros and were subject to fluctuations in the exchange rate between the Euro and U.S. dollar.

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

Systems Business

Through our fully integrated systems business, we provide a complete turn-key solar power system solution using our solar modules, which may include project development, EPC services, O&M services, and project finance expertise. Additionally, from time to time we may own and operate PV solar power systems, which will be included within our systems business. Revenue recognition for our systems projects are in many cases not linear in nature due to the timing of when all revenue recognition criteria are met, and consequently, period-over-period comparisons of results of operations may not be meaningful. We typically use the percentage-of-completion method using actual costs incurred over total estimated costs to construct a project (including module costs) as our standard accounting policy, but we only apply this method after all revenue recognition criteria have been met. There are also many instances in which we recognize revenue only after a project has been completed, primarily due to a project not being sold prior to completion or because all revenue recognition criteria are not met until the project is completed. Our revenue recognition policies for the systems business are described in further detail in Note 2. “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The following table shows net sales by reportable segment for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Nine Month Period Change
Net sales
Components	$289,327	$380,726	$(91,399)	(24)%	$800,246	$930,230	$(129,984)	(14)%
Systems	599,983	884,861	(284,878)	(32)%	1,583,575	1,610,322	(26,747)	(2)%
Total net sales	$889,310	$1,265,587	$(376,277)	(30)%	$2,383,821	$2,540,552	$(156,731)	(6)%

The 30% decrease in net sales during the three months ended September 30, 2014 compared with the three months ended September 30, 2013 was primarily due to a 32% decrease in net sales from our systems segment and a 24% decrease in net sales from our components segment.

Net sales from our components segment, which includes solar modules used in our systems projects, decreased $91.4 million primarily due to a 14% decrease in average selling prices and an 11% decrease in volume of watts sold.

Net sales from our systems segment, which excludes solar modules used in our systems projects, decreased by $284.9 million, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to lower revenue from our Desert Sunlight project and our completed Walpole, Belmont, Amherstburg, and first phase of the Imperial Valley Energy Center South projects, partially offset by the commencement of construction and related revenue recognition on multiple projects in California and our AGL Nyngan project in Australia. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Systems Project Pipeline” for percentage complete and percentage of revenue recognized for current projects.

The 6% decrease in net sales during the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 was primarily due to a 14% decrease in net sales from our components segment and a 2% decrease in net sales from our systems segment.

Net sales from our components segment, which includes solar modules used in our systems projects, decreased $130.0 million primarily due to a 13% decrease in average selling prices and a 1% decrease in volume.

Net sales from our systems segment, which excludes solar modules used in our systems projects, decreased by $26.7 million for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 was primarily the result of the completion of the first phase of the Imperial Valley Energy Center South, Agua Caliente, and Walpole, Belmont, and Amherstburg projects, partially offset by increases attributed to our 139 MW Campo and 50 MW Macho Springs projects having met the criteria for revenue recognition and the commencement of construction on multiple projects in California. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Systems Project Pipeline” for percentage complete and percentage of revenue recognized for these projects.

Cost of sales

Components Business

Our cost of sales includes the cost of raw materials and components for manufacturing solar modules, such as glass, transparent conductive coatings, cadmium telluride and other thin film semiconductors, laminate materials, connector assemblies, edge seal materials, and other materials and components. Our cost of sales also includes direct labor for the manufacturing of solar modules and manufacturing overhead such as engineering, equipment maintenance, environmental health and safety, quality and production control, and procurement costs. Cost of sales includes depreciation of manufacturing plant and equipment and facility-related expenses. In addition, we record shipping, warranty, and the majority of our obligation for solar module collection and recycling costs within cost of sales.

We include the sale of our solar modules manufactured by our components business and used by our systems business within net sales of our components business. Therefore, the related cost of sales is also included within our components business at that time.

Systems Business

Within our systems business, project-related costs include standard EPC costs (consisting primarily of BoS costs for inverters, electrical and mounting hardware, project management and engineering costs, and engineering and construction labor costs), site specific costs, and development costs (including transmission upgrade costs, interconnection fees, and permitting costs).

The following table shows cost of sales by reportable segment for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Nine Month Period Change
Cost of sales
Components	$262,928	$291,008	$(28,080)	(10)%	$748,073	$837,096	$(89,023)	(11)%
Systems	437,095	610,545	(173,450)	(28)%	1,117,025	1,029,998	87,027	8%
Total cost of sales	$700,023	$901,553	$(201,530)	(22)%	$1,865,098	$1,867,094	$(1,996)	(0.1)%
% of net sales	78.7%	71.2%			78.2%	73.5%

Our cost of sales decreased $201.5 million or 22% and increased 7.5 percentage points as a percentage of net sales for the three months ended September 30, 2014 compared with the three months ended September 30, 2013. The decrease in cost of sales was primarily due to a $173.5 million decrease in our systems segment cost of sales primarily for BoS components and other construction and development costs related to the number of systems projects and the timing of when all revenue recognition criteria have been met between the periods.

Our components segment cost of sales decreased by $28.1 million primarily as a result of the following:

•	Lower costs of $36.2 million associated with the reduction in solar module sales volumes;

•	Continued manufacturing cost reductions of $35.4 million; and

•	A decrease in warranty related expenses of $5.1 million; partially offset by

•	The downward change in estimate of $43.3 million on our future recycling costs during the three months ended September 30, 2013; and

•	Incremental charges of $5.5 million associated with inventory write-downs to the lower of cost or market.

Our cost of sales decreased $2.0 million and increased 4.7 percentage points as a percentage of net sales for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. The decrease in cost of sales was primarily due to a $89.0 million decrease in our components segment cost of sales, partially offset by a $87.0 million increase in our systems segment cost of sales from a mix of lower gross profit systems projects.

Our components segment cost of sales decreased by $89.0 million primarily as a result of the following:

•	Continued manufacturing cost reductions of $104.5 million;

•	Lower inventory write-off and asset impairment charges of $16.7 million; and

•	Lower costs of $6.8 million associated with the reduction in solar module sales volumes; partially offset by

•	The downward change in estimate of $43.3 million on our future recycling costs during the three months ended September 30, 2013.

Gross profit

Gross profit is affected by numerous factors, including our module and system average selling prices, our manufacturing costs, BoS costs, project development costs, the effective utilization of our production capacity and facilities, and foreign exchange rates. Gross profit is also affected by the mix of net sales generated by our components and systems businesses. Gross profit for our systems business excludes the sales and cost of sales for solar modules used in our systems projects which we include in the gross profit of our components business. As we move to a higher mix of third party EPC only contracts, the gross profit on those contracts could be lower than gross profit on our self developed contracts.

The following table shows gross profit for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Nine Month Period Change
Gross profit	$189,287	$364,034	$(174,747)	(48)%	$518,723	$673,458	$(154,735)	(23)%
% of net sales	21.3%	28.8%			21.8%	26.5%

Gross profit decreased 7.5 percentage points to 21.3% during the three months ended September 30, 2014 from 28.8% during the three months ended September 30, 2013, primarily due to lower systems project revenue and a mix of lower gross profit systems projects sold and under construction during the period. The reduction in gross profit was also attributable to an adjustment for lower estimated recycling costs recorded during the three months ended September 30, 2013.

Gross profit decreased 4.7 percentage points to 21.8% during the nine months ended September 30, 2014 from 26.5% during the nine months ended September 30, 2013, primarily due to a mix of lower gross profit projects sold and under construction during the period and an adjustment for lower estimated recycling costs recorded during the prior period as noted above.

Research and development

Research and development expense consists primarily of salaries and personnel-related costs, the cost of products, materials, and outside services used in our process and product research and development activities for both the components and systems businesses, and depreciation and amortization expense associated with research and development specific facilities and intangible assets. We acquire equipment for general use in our process and product development and record the depreciation of this equipment as research and development expense. Currently, the substantial majority of our research and development expenses are attributable to our components segment. We maintain a number of programs and activities to improve our technology and processes in order to enhance the performance and reduce the costs of our solar modules and PV solar power systems using our modules.

The following table shows research and development expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Nine Month Period Change
Research and development	$37,593	$34,984	$2,609	7%	$109,025	$95,879	$13,146	14%
% of net sales	4.2%	2.8%			4.6%	3.8%

The increase in research and development expense of $2.6 million for the three months ended September 30, 2014 compared with the three months ended September 30, 2013 was primarily due to additional costs associated with the development of next-generation CdTe solar modules, partially offset by lower employee compensation and depreciation expense.

During the three months ended September 30, 2014, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the average conversion efficiency of our CdTe solar modules from 13.3% for the three months ended September 30, 2013 to 14.2% for the three months ended September 30, 2014.

The increase in research and development expense of $13.1 million for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 was primarily due to: (i) additional costs associated with the development of next-generation CdTe solar modules; (ii) the GE joint collaboration agreement used to further advance our CdTe solar technology; and (iii) write-offs of certain research equipment with no future use, partially offset by lower labor and depreciation expense.

During the nine months ended September 30, 2014, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the average conversion efficiency of our CdTe solar modules from 13.1% for the nine months ended September 30, 2013 to 13.9% for the nine months ended September 30, 2014.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expenses, and other business development and selling expenses. Our components and systems businesses each has certain of its own dedicated administrative key functions, such as accounting, legal, finance, project finance, human resources, procurement, and marketing. Costs for these functions are recorded and included within selling, general and administrative costs of the respective segment. Our corporate key functions consist primarily of company-wide corporate tax, corporate treasury, corporate accounting/finance, corporate legal, investor relations, corporate communications, government relations, and executive management functions. These corporate functions and the assets supporting such functions benefit both the components and systems segments. We allocate corporate costs to the components and systems segments as part of selling, general and administrative costs, based upon the estimated benefits provided to each segment from these corporate functions. We determine the estimated benefits provided to each segment for these corporate costs based upon a combination of the estimated time spent by corporate employees supporting each segment and the average relative selling, general and administrative costs incurred by each segment before such corporate allocations.

The following table shows selling, general and administrative expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Nine Month Period Change
Selling, general and administrative	$66,528	$63,870	$2,658	4%	$182,859	$204,600	$(21,741)	(11)%
% of net sales	7.5%	5.0%			7.7%	8.1%

Our selling, general and administrative expenses increased by $2.7 million, or 4%, and were 7.5% and 5.0% as a percentage of net sales, when comparing the three months ended September 30, 2014 and 2013, respectively. The increase in our selling, general and administrative costs during the three months ended September 30, 2014 was primarily attributable to the following items:

•	Higher accretion expense of $3.2 million associated with our module collection and recycling program;

•	Increased consulting and professional services of $1.7 million for various projects; and

•	Additional product development and travel expenses of $1.3 million; partially offset by

•	Lower depreciation and amortization expense of $4.0 million driven by accelerated depreciation for certain leasehold improvements in 2013.

Our selling, general and administrative expenses decreased by $21.7 million, or 11%, and were 7.7% and 8.1% as a percentage of net sales, when comparing the nine months ended September 30, 2014 and 2013, respectively. The decrease in our selling, general and administrative costs during the nine months ended September 30, 2014 and 2013 were driven by the following items:

•	Lower depreciation and amortization expense of $13.6 million primarily due to accelerated depreciation for certain leasehold improvements and the sale of our Mesa facility in 2013;

•	A reduction in legal and professional service fees of $5.2 million; and

•	Lower employee compensation and benefits expense of $6.9 million primarily as a result of lower incentive and share-based compensation; partially offset by

•	Higher accretion expense of $3.6 million associated with our module collection and recycling program.

Production start-up

Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. It also includes all expenses related to the selection of a new site, the related legal and regulatory costs, and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. In general, we expect production start-up expense per production line to be higher when we build an entirely new manufacturing facility compared with the addition of new production lines at an existing manufacturing facility or implementing changes to our manufacturing process at such existing facilities, primarily due to the additional infrastructure investment required when building an entirely new facility. Production start-up expense is attributable to our components segment.

The following table shows production start-up expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Nine Month Period Change
Production start-up	$1,406	$—	$1,406	100%	$1,897	$2,768	$(871)	(31)%
% of net sales	0.2%	—%			0.1%	0.1%

During the three months ended September 30, 2014 and 2013, we incurred $1.4 million and zero, respectively, of production start-up expenses. During the nine months ended September 30, 2014 and 2013, we incurred $1.9 million and $2.8 million, respectively, of production start-up expenses. Expenses were primarily for our global manufacturing personnel dedicated to plant expansion, new equipment installation, equipment upgrades, and process improvements for both new and existing plants for the nine months ended September 30, 2013. Expenses for the three and nine months ended September 30, 2014 primarily relate to the start-up of our TetraSun operations.

Restructuring and asset impairments

Restructuring expenses include those expenses incurred related to material restructuring initiatives and include severance and employee termination costs that are directly related to our restructuring initiatives, costs associated with contract terminations, and other restructuring related costs. These restructuring initiatives are intended to align the organization with the current business conditions (including expected sustainable market opportunities) and to reduce costs.

The following table shows restructuring and asset impairments expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Nine Month Period Change
Restructuring and asset impairments	$—	$57,276	$(57,276)	(100)%	$—	$62,004	$(62,004)	(100)%
% of net sales	—%	4.5%			—%	2.4%

During the three and nine months ended September 30, 2014, we did not incur any restructuring and asset impairment charges. During the three and nine months ended September 30, 2013, we incurred $57.3 million and $62.0 million, respectively, of restructuring and asset impairment charges. These charges related to entering into an agreement to sell our facility in Mesa, Arizona on October 3, 2013. The facility consisted of land, a building, and certain fixtures and improvements. As a result of the sales agreement, we classified the Mesa facility as “Assets held for sale” in the condensed consolidated balance sheet as of September 30, 2013 and recognized a $56.6 million asset impairment charge during the third quarter of 2013, which lowered the book value of the facility to fair value, less costs to sell. The remaining portion of the charges related to our April 2012 European restructuring initiatives, which included charges associated with the closure of our German manufacturing plants.

Foreign currency gain (loss)

Foreign currency gain (loss) consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency gain (loss) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Nine Month Period Change
Foreign currency gain (loss)	$169	$(705)	$874	(124)%	$(389)	$(155)	$(234)	151%

Foreign currency gain (loss) during the three and nine months ended September 30, 2014 was consistent with the three and nine months ended September 30, 2013.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, and restricted cash and investments. Interest income also includes interest received from notes receivable and any interest collected for late customer payments.

The following table shows interest income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Nine Month Period Change
Interest income	$4,297	$4,197	$100	2%	$13,151	$12,549	$602	5%

Interest income during the three and nine months ended September 30, 2014 was consistent with the three and nine months ended September 30, 2013.

Interest expense, net

Interest expense is incurred on various debt financings. We capitalize interest expense into our property, plant and equipment or project assets when such costs qualify for interest capitalization, reducing the amount of interest expense reported in any given period.

The following table shows interest expense, net for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Nine Month Period Change
Interest expense, net	$(89)	$(275)	$186	(68)%	$(1,429)	$(1,900)	$471	(25)%

Interest expense, net of amounts capitalized, during the three and nine months ended September 30, 2014 was consistent with the three and nine months ended September 30, 2013.

Other expense, net

Other expense, net is primarily comprised of miscellaneous items, amounts excluded from hedge effectiveness, and realized gains/losses on the sale of marketable securities.

The following table shows other expense, net for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Nine Month Period Change
Other expense, net	$(6,821)	$(2,433)	$(4,388)	180%	$(11,737)	$(2,762)	$(8,975)	325%

Other expense, net, increased during the three months ended September 30, 2014 compared with the three months ended September 30, 2013, primarily as a result of the write off of an equity method investment, amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges, and other miscellaneous items.

Other expense, net, increased during the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013, primarily as a result of the write off of certain equity method investments, amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges, and other miscellaneous items.

Income (loss) before income taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Nine Month Period Change
Income (loss) before income taxes
Components	$(22,906)	$(20,277)	$(2,629)	13%	$(96,891)	$(137,163)	$40,272	(29)%
Systems	104,222	228,965	(124,743)	(54)%	321,429	453,102	(131,673)	(29)%
Total income (loss) before income taxes	$81,316	$208,688	$(127,372)	(61)%	$224,538	$315,939	$(91,401)	(29)%

Components segment loss before income taxes increased by $2.6 million, during the three months ended September 30, 2014 compared with the three months ended September 30, 2013, primarily due to lower module sales and an adjustment for lower estimated recycling costs recorded during the three months ended September 30, 2013, partially offset by lower restructuring and asset impairment charges related to the sale of our facility in Mesa, Arizona.

Systems segment income before income taxes decreased $124.7 million, during the three months ended September 30, 2014 compared with the three months ended September 30, 2013, primarily due to lower systems project revenue and a mix of lower gross profit systems projects sold and under construction during the period.

Components segment loss before income taxes decreased by $40.3 million, during the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013, primarily due to lower restructuring and asset impairment charges related to the sale of our facility in Mesa, Arizona and a decrease in selling, general and administrative costs mainly driven by less depreciation and amortization expense for certain leasehold improvements and our Mesa facility. These reductions were partially offset by an adjustment for lower estimated recycling costs recorded during the three months ended September 30, 2013.

Systems segment income before income taxes decreased $131.7 million, during the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013, primarily due to a mix of lower gross profit projects sold and under construction during the period.

Income tax (benefit) expense

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

The following table shows consolidated income tax expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Three Month Period Change		2014	2013	Nine Month Period Change
Income tax (benefit) expense	$(7,108)	$13,650	$(20,758)	(152)%	$19,579	$28,161	$(8,582)	(30)%
Effective tax rate	(8.7)%	6.5%			8.7%	8.9%

Income tax (benefit) expense decreased by $20.8 million during the three months ended September 30, 2014 compared with the three months ended September 30, 2013 primarily due to a decrease in pre-tax book income for the same period as well as the expiration of the statute of limitations on $26.2 million of uncertain tax positions. These decreases were partially offset by a $23.0 million discrete tax benefit related to the impairment of our Mesa facility, which was recorded during the three months ended September 30, 2013.

Income tax expense decreased by $8.6 million during the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 as a result of lower pre-tax book income and a $26.2 million discrete tax benefit related to uncertain tax positions. These items were partially offset by a greater percentage of profits earned in higher tax jurisdictions for 2014 and the $23.0 million discrete tax benefit related to the impairment of our Mesa facility, which was recorded during the nine months ended September 30, 2013. See Note 15. “Income Taxes,” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Policies and Estimates

In preparing our financial statements in conformity with U.S. GAAP, we make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, net sales, and expenses, as well as the disclosure of contingent liabilities in our condensed consolidated financial statements and the related notes thereto. Some of our accounting policies require the application of significant judgment by management in the selection of the appropriate assumptions for making these estimates. We base our judgments and estimates on our historical experience, our forecasts, available market information, and other available information as appropriate. We believe that the assumptions, judgments, and estimates involved in the accounting for percentage-of-completion revenue recognition, accrued solar module collection and recycling liability, product warranties and manufacturing excursions, accounting for income taxes, reportable segment allocations, long-lived asset impairments, and goodwill have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2014.

Recent Accounting Pronouncements

See Note 3. “Recent Accounting Pronouncements,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of September 30, 2014, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities including the contracted portion of our advanced-stage project pipeline, availability under our Revolving Credit Facility considering minimum liquidity covenant requirements, and access to the capital markets will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We intend to continue to carefully manage credit and market risk.

Cash generated from operations, including the contracted portion of our advanced-stage project pipeline, is our primary source of operating liquidity, and we believe that internally generated cash flows combined with our existing cash and cash equivalents, marketable securities, and availability under our Revolving Credit Facility considering minimum liquidity covenant requirements are sufficient to support day-to-day business operations. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. In July 2013, we entered into an amendment to our Revolving Credit Facility, which extended

$450.0 million in availability through July 2018. Additionally, we have an active shelf registration statement filed with the SEC for the issuance of debt or equity securities if needed.

We intend to maintain appropriate debt levels based upon cash flow expectations, the overall cost of capital, and expected cash requirements for operations, capital expenditures, and discretionary strategic spending. In the future, we may also engage in one or more debt or equity financings, potentially including project specific non-recourse debt financings. We believe that when necessary, we will have adequate access to the capital markets, although our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to industry-wide or company-specific concerns. Such financings could result in increased debt service expenses or dilution to our existing stockholders.

As of September 30, 2014, we had $1,115.4 million in cash, cash equivalents, and marketable securities compared with $1,764.2 million as of December 31, 2013. Cash, cash equivalents, and marketable securities as of September 30, 2014 decreased primarily as the result of cash used in operating activities, the change in restricted cash, and purchases of property, plant and equipment. As of September 30, 2014 and December 31, 2013, $899.8 million and $1,172.6 million, respectively, of our cash, cash equivalents, and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar and Euro denominated holdings. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Our expanding systems business requires liquidity and is expected to continue to have significant liquidity requirements in the future. The net amount of our project assets, deferred project costs, billings in excess of costs and estimated earnings, and payments and billings for deferred project costs, which approximates our net capital investment in the development and construction of PV solar power systems as of September 30, 2014 was $957.8 million. Solar power project development and construction cycles, which span the time between the identification of a site location and the commercial operation of a PV solar power system, vary substantially and can take many years to complete. As a result of these long project cycles, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such PV solar power systems. These amounts include payment of interconnection and other deposits (some of which are non-refundable), posting of letters of credit, and incurring engineering, permitting, legal, and other expenses. Additionally, we may choose to use, and from time to time have used, our working capital, the availability under our Revolving Credit Facility, debt or equity financings, or non-recourse or limited recourse project financing to finance the construction of our systems projects, if such projects cannot be sold before construction begins. Depending upon the size and number of projects that we are developing and self-financing the construction of, the systems business has and is expected in the future to require significant liquidity. For example, we may have to substantially complete the construction of a systems or limited-recourse project before such project is sold. Delays in construction progress or in completing the sale of our systems projects which we are self-financing may also impact our liquidity. We have historically financed these up-front investments for project development and, when necessary, construction primarily using working capital.

Additionally, our evolving flexible business model allows us to retain ownership of certain of our systems projects for a period of time after they become operational up to the useful life of the PV solar power system if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a systems project at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of PV solar power system ownership, we may instead elect to own and operate such a systems project, generally until the time that we can sell the project on economically attractive terms. As with traditional electricity generating assets, the selling price of a solar power plant could be higher post-completion to reflect the elimination of construction and performance risks and other uncertainties. The decision to own and operate a PV solar power system impacts liquidity depending upon the size and cost of the project. We may elect to enter into temporary or long-term non-recourse or limited-recourse project financing to reduce the impact on our liquidity and working capital. We may also consider entering into YieldCo or similar arrangements with respect to ownership interests in certain of our projects, which could cause the economics of such arrangements to be recognized over the project’s life. We define a YieldCo as an entity that owns cash-generating infrastructure assets including solar power plants and, similar to REITs or MLPs, spins out ownership to the public markets.

The following considerations have impacted or are expected to impact our liquidity for the remainder of 2014 and beyond:

•
The amount of accounts receivable, unbilled and retainage as of September 30, 2014 was $538.9 million. Included in accounts receivable, unbilled and retainage as of September 30, 2014 was $77.6 million of accounts receivable, unbilled. Accounts receivable, unbilled represents revenue that has been recognized in advance of billing the customer under the terms of the underlying construction contracts. Such construction costs have been funded with working capital, and the unbilled amounts are expected to be billed and collected from customers during the next twelve months. Once we meet the billing criteria under a construction contract, we bill our customers accordingly and reclassify the accounts receivable, unbilled and retainage to accounts receivable trade, net. Included in accounts receivable, unbilled and retainage as of September 30, 2014 was $461.3 million of current accounts receivable, retainage. Accounts receivable, retainage represents the portion of a systems project contract price earned by us for work performed, but held for payment by our customer as a form of security until we reach certain construction milestones. Such retainage amounts relate to construction costs incurred and construction work already performed.

•
The amount of finished goods inventory (“solar module inventory”) and BoS parts as of September 30, 2014 was $483.9 million. As we continue with the construction of our advanced-stage project pipeline, we must produce solar modules and procure BoS parts in the required volumes to support our planned construction schedules. As part of the normal construction cycle, we typically must manufacture modules or acquire the necessary BoS parts for construction activities in advance of receiving payment for such materials. Once solar modules and BoS parts are installed in a project, such installed amounts are classified as either project assets, deferred project costs, or cost of sales depending upon whether the project is subject to a definitive sales contract and whether all revenue recognition criteria have been met. Accordingly, as of any balance sheet date, our solar module inventory represents solar modules that will be installed in our advanced-stage project pipeline or that we expect to sell to third parties.

•
There may be a delay in when our solar module inventory and BoS parts can be converted into cash compared to a typical third-party module sale. Such timing differences temporarily reduce our liquidity to the extent that we have already paid for our BoS parts or the underlying costs to produce our solar module inventory. As previously announced, we have adjusted, and will in the future adjust, as necessary, our manufacturing capacity and planned solar module production levels to match expected market demand. Any decrease in planned production reduces our risk and the impact on liquidity of having excess solar module inventories that we must sell to third parties while responding to market pricing uncertainties for solar modules. Our solar module inventory as of September 30, 2014 is expected to primarily support our systems business, including our advanced-stage project pipeline, with the remaining amounts being used to support expected near term demand for third-party module sales. As of September 30, 2014, approximately $109 million or 28% of our solar module inventory was either on-site or in-transit to our systems projects. All BoS parts are for our systems business projects.

•
We expect to commit working capital during the remainder of 2014 and beyond to acquire solar power projects in various stages of development, including advanced-stage projects with PPAs, and to continue developing those projects as necessary. Depending upon the size and stage of development, costs to acquire such solar power projects could be significant. When evaluating project acquisition opportunities, we consider both the strategic and financial benefits of any such acquisitions.

•
We expect joint ventures or other business arrangements with strategic partners to be a key part of our strategy. We have begun initiatives in several markets to expedite our penetration of those markets and establish relationships with potential strategic partners, customers, and policymakers. Many of these business arrangements are expected to involve a significant cash investment or other allocation of working capital that could reduce our liquidity or require us to pursue additional sources of financing, assuming such sources are available to us. Additionally, we have elected and may in the future elect or be required to temporarily retain a minority or non-controlling ownership interest in the underlying systems projects we develop, supply modules to, or construct. Any such retained ownership interest is expected to impact our liquidity to the extent we do not obtain new sources of capital to fund such investments.

•
Our restructuring initiatives are expected to result in total remaining cash payments of up to $5.7 million. Such cash payments are related to payments for other long-term tax liabilities, severance costs for reductions in workforce as a result of such restructuring initiatives, and a land remediation accrual. There is the potential for additional future restructuring actions as we continue to align our manufacturing capacity with market demand, evaluate our cost structure and identify potential cost savings opportunities, and focus on developing target markets. We could in the future incur additional restructuring costs (including potentially the repayment of debt facilities, the payment of severance to terminated employees, and other restructuring related costs) that could reduce our liquidity position to the point where we need to pursue additional sources of financing, assuming such sources are available to us. See Note 4. “Restructuring and Asset Impairments,” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

•
During the remainder of 2014, we expect to spend $60 million to $110 million for capital expenditures, including expenditures for upgrades to existing machinery and equipment, which we believe will increase our solar module efficiencies. A majority of our capital expenditures for 2014 are expected to be in foreign currencies and are therefore subject to fluctuations in currency exchange rates.

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

The unprecedented disruption in the credit markets that began in 2008 had a significant adverse impact on a number of financial institutions. Global sovereign debt problems and their impact on the balance sheets and lending practices of global banks in particular could negatively impact our access to, and cost of, capital and therefore could have an adverse effect on our business, results of operations, financial condition, and competitive position. It could also similarly affect our customers and therefore limit the demand for our systems projects or solar modules. As of September 30, 2014, our liquidity, marketable securities, and restricted investments have not been materially adversely impacted by the current credit environment, and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the current credit environment.

Cash Flows Descriptions

The following table summarizes the key cash flow metrics for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash (used in) provided by operating activities	$(247,007)	$663,920
Net cash used in investing activities	(448,798)	(493,744)
Net cash provided by financing activities	3,590	118,881
Effect of exchange rate changes on cash and cash equivalents	(10,334)	2,297
Net (decrease) increase in cash and cash equivalents	$(702,549)	$291,354

Operating Activities

Cash used in operating activities was $247.0 million during the nine months ended September 30, 2014 compared with cash provided by operating activities of $663.9 million during the nine months ended September 30, 2013. The decrease in operating cash flows was primarily due to lower cash received from customers during the first nine months of 2014 compared to the first nine months of 2013. This decrease in operating cash flows was partially offset by lower net cash paid to suppliers on a year-over-year basis. The excess tax benefit related to share based compensation arrangements was $27.8 million for the nine months ended September 30, 2014 compared to $34.0 million for the nine months ended September 30, 2013.

Changes in net assets and liabilities decreased our cash flow from operations by $698.3 million during the nine months ended September 30, 2014 versus an increase of $144.0 million during the nine months ended September 30, 2013, a decrease of $842.3 million, primarily as a result of the following:

•
Our accounts receivable trade, unbilled and retainage increased $159.8 million during the nine months ended September 30, 2014 compared to a $367.8 million decrease during the nine months ended September 30, 2013. Fluctuations in our accounts receivable trade, unbilled and retainage are primarily due to the number and size of utility-scale projects under construction, the timing of billings and collections, as well as the timing of revenue recognition. We bill our customers once the billing criteria under a construction contract are met, generally around completion of certain project construction milestones. Increases in our accounts receivable trade, unbilled and retainage during the nine months ended September 30, 2014 were driven primarily by billings on our Desert Sunlight, Topaz, various California, EDF Renewable Energy, Silver State South, and Macho Springs projects partially offset by cash collections on our AV Solar Ranch One and Agua Caliente projects.

•
Our project assets and deferred project costs decreased $29.7 million during the nine months ended September 30, 2014 compared to a $373.5 million increase during the nine months ended September 30, 2013. The development and construction of solar power plants requires long periods of time and substantial initial investments, including costs associated with transmission deposits, land acquisition, permitting, legal, and the actual costs of constructing a project. The decrease in our project assets and deferred project costs during the nine months ended September 30, 2014 was driven by a decrease in project assets primarily as a result of decreases in project assets from our SolarGen 2 and Macho Springs projects, partially offset by increases in project assets from the continued development and construction of our Moapa, Barilla, Lost Hills, and Stateline projects and the start of construction on our Luz del Norte project. Additionally, deferred project costs decreased primarily due to the sale of our Campo Verde project during the first quarter of 2014 and the revenue recognition of our Desert Sunlight project during the third quarter of 2014, partially offset by increases in deferred project costs from our SolarGen 2 and Silver State South projects.

•
Our accrued expenses and other liabilities, excluding the effects of business combinations, decreased $533.9 million during the nine months ended September 30, 2014 compared to a $80.2 million increase during the nine months ended September 30, 2013. Accrued expenses and other liabilities include billings in excess of costs and estimated earnings, which represents billings made or payments received in excess of revenue recognized on contracts accounted for under the percentage-of-completion method. Typically, billings are made on the completion of certain milestones as provided for in the sales arrangement, and the timing of revenue recognition may be different from when we can bill the customer. Accrued expenses and other liabilities also includes payments and billings for deferred project costs, which represents customer payments received or customer billings made under the terms of solar power project related sales arrangements for which all revenue recognition criteria for real estate transactions have not yet been met. The decrease in our accrued expenses and other liabilities during the nine months ended September 30, 2014 was primarily attributable to attaining revenue recognition criteria under the full accrual method associated with our Campo Verde project and revenue recognition of our Desert Sunlight project, partially offset by billings for our Silver State South project in excess of revenue recognized.

Investing Activities

We used $448.8 million for investing activities during the nine month period ended September 30, 2014 compared with $493.7 million during the nine month period ended September 30, 2013. We used $184.2 million during the first nine months of 2014 for capital expenditures compared with $226.4 million in the first nine months of 2013, a decrease of $42.2 million. The decrease can generally be attributed to increased focus on capital spending management and the impact of timing differences associated with cash payments for property, plant and equipment. During the nine months ended September 30, 2014, we had a net investment of $59.3 million in marketable securities compared with a net investment in marketable securities of $239.4 million during the comparable 2013 period. We had an outflow for restricted cash of $190.0 million for the nine months ended September 30, 2014 compared to an inflow of $5.1 million in the nine months ended September 30, 2013. Our investments in unconsolidated entities were $2.0 million in the first nine months of 2014 compared with $17.9 million in the first nine months of 2013. Acquisitions, net of cash acquired, resulted in cash payments of $4.3 million in the nine month period ended September 30, 2014. Payments for acquisitions during the first nine months of 2014 related primarily to our acquisition of Skytron, a European-based O&M company. Acquisitions, net of cash acquired, resulted in payments of $30.7 million in the nine months ended September 30, 2013. Payments for acquisitions during the first nine months of 2013 related primarily to our acquisitions of TetraSun, Inc., a development stage company that is in the advanced stages of developing high efficiency crystalline technology, Solar Chile S.A., a Chilean-based solar project development company, and Ray Tracker, Inc. (“Ray Tracker”), a tracking technology and PV BoS company we acquired in 2011. Also, during the nine months ended September 30, 2013, we collected $17.1 million on a note receivable, affiliate, while in the nine months ended September 30, 2014, we made an additional investment to another affiliate of $7.9 million. The remaining change in cash used in investing activities during the nine months ended September 30, 2014 and 2013, respectively, was primarily driven by other investing activities.

Financing Activities

Cash provided by financing activities was $3.6 million during the nine months ended September 30, 2014 versus $118.9 million during the comparable prior year period. Cash provided by financing activities during the nine months ended September 30, 2014 resulted primarily from the excess tax benefit from share-based compensation arrangements of $27.8 million along with proceeds from borrowings under long-term debt, net of discounts and issuance costs of $53.1 million, partially offset by the repayment of long-term debt of $54.8 million and contingent consideration and other financing activities payments of $22.6 million.

Cash provided by financing activities during the nine months ended September 30, 2013 resulted primarily from the proceeds from the equity offering of $428.2 million and an excess tax benefit from share-based compensation arrangements of $34.0 million, partially offset by net repayments under long-term debt of $331.8 million, economic development funding payments of $8.3 million, and contingent consideration and other financing activities payments of $3.1 million.

Contractual Obligations

Our contractual obligations have not materially changed since the end of 2013 with the exception of our new project construction credit facilities and other changes in the ordinary course of business. See Note 12. “Debt,” to our condensed consolidated financial statements for information regarding the obligations associated with our project construction credit facilities. See also our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of September 30, 2014, we have no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, that are not classified as debt. We do not guarantee any third-party debt. See Note 13. “Commitments and Contingencies,” for further information about our financial assurance instruments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously provided under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of September 30, 2014 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014 our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on that evaluation, there have been no such changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2014.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13. “Commitments and Contingencies,” under the heading “Legal Proceedings” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, results of operations, cash flows, or financial condition. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 28, 2014, we issued a waiver letter fully releasing General Electric Company (“GE”) from the share lockup restrictions set forth in the August 2013 Intellectual Property Purchase Agreement (the “Agreement”) by and between First Solar and GE in exchange for certain commercial consideration. Pursuant to the terms of the Agreement, the lockup restrictions would have remained in effect until the third anniversary of the closing date of our acquisition of CdTe PV specific intellectual property assets and CdTe solar manufacturing processes from GE.

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
Chief Financial Officer

November 7, 2014