Form 10-Q
period 2015-03-31
FIRST SOLAR, INC.
filed 2015-05-01
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

As of April 24, 2015, 100,820,681 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$469,209	$950,158
Cost of sales	430,228	713,447
Gross profit	38,981	236,711
Operating expenses:
Research and development	34,756	38,773
Selling, general and administrative	67,688	58,664
Production start-up	6,650	—
Total operating expenses	109,094	97,437
Operating (loss) income	(70,113)	139,274
Foreign currency loss, net	(1,596)	(579)
Interest income	5,064	4,321
Interest expense, net	(194)	(410)
Other expense, net	(1,259)	(1,774)
(Loss) income before taxes and equity in earnings of unconsolidated affiliates	(68,098)	140,832
Income tax benefit (expense)	5,980	(28,853)
Equity in earnings of unconsolidated affiliates, net of tax	(174)	28
Net (loss) income	$(62,292)	$112,007
Net (loss) income per share:
Basic	$(0.62)	$1.12
Diluted	$(0.62)	$1.10
Weighted-average number of shares used in per share calculations:
Basic	100,375	99,591
Diluted	100,375	101,822

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(62,292)	$112,007
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(15,393)	60
Unrealized gain on marketable securities and restricted investments	38,287	20,176
Unrealized loss on derivative instruments	(1,560)	(2,345)
Other comprehensive income, net of tax	21,334	17,891
Comprehensive (loss) income	$(40,958)	$129,898

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$779,908	$1,482,054
Marketable securities	704,674	509,032
Accounts receivable trade, net	254,217	135,434
Accounts receivable, unbilled and retainage	81,587	76,971
Inventories	496,599	505,088
Balance of systems parts	119,959	125,083
Deferred project costs	311,118	29,354
Deferred tax assets, net	73,419	91,565
Assets held for sale	20,728	20,728
Notes receivable, affiliate	44,210	12,487
Prepaid expenses and other current assets	263,284	202,670
Total current assets	3,149,703	3,190,466
Property, plant and equipment, net	1,368,443	1,402,304
PV solar power systems, net	45,723	46,393
Project assets and deferred project costs	833,154	810,348
Deferred tax assets, net	210,536	222,326
Restricted cash and investments	421,875	407,053
Investments in unconsolidated affiliates and joint ventures	257,321	255,029
Goodwill	84,985	84,985
Other intangibles, net	118,364	119,236
Inventories	115,578	115,617
Note receivable, affiliate	9,127	9,127
Other assets	59,865	61,555
Total assets	$6,674,674	$6,724,439
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202,755	$214,656
Income taxes payable	2,882	1,727
Accrued expenses	436,913	388,156
Current portion of long-term debt	42,123	51,918
Billings in excess of costs and estimated earnings	171,331	195,346
Payments and billings for deferred project costs	71,639	60,591
Other current liabilities	57,263	88,702
Total current liabilities	984,906	1,001,096
Accrued solar module collection and recycling liability	236,155	246,307
Long-term debt	200,386	165,003
Other liabilities	266,121	284,546
Total liabilities	1,687,568	1,696,952
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 100,791,414 and 100,288,942 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	101	100
Additional paid-in capital	2,698,134	2,697,558
Accumulated earnings	2,217,397	2,279,689
Accumulated other comprehensive income	71,474	50,140
Total stockholders’ equity	4,987,106	5,027,487
Total liabilities and stockholders’ equity	$6,674,674	$6,724,439

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(62,292)	$112,007
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation, amortization and accretion	63,260	60,720
Share-based compensation	12,079	13,298
Remeasurement of monetary assets and liabilities	13,204	1,415
Deferred income taxes	28,141	13,744
Excess tax benefits from share-based compensation arrangements	(7,747)	(11,680)
Other, net	2,980	4,798
Changes in operating assets and liabilities:
Accounts receivable trade, unbilled and retainage	(125,066)	(108,182)
Prepaid expenses and other current assets	(1,985)	1,872
Other assets	(347)	(738)
Inventories and balance of systems parts	9,433	54,627
Project assets and deferred project costs	(301,943)	30,661
Accounts payable	3,595	(69,197)
Income taxes payable	(66,815)	11,066
Accrued expenses and other liabilities	21,570	(448,921)
Accrued solar module collection and recycling liability	(5,982)	16,334
Net cash used in operating activities	(417,915)	(318,176)
Cash flows from investing activities:
Purchases of property, plant and equipment	(55,342)	(50,813)
Purchases of marketable securities	(374,128)	—
Proceeds from sales and maturities of marketable securities	176,759	33,700
Investments in notes receivable, affiliate	(45,288)	—
Payments received on notes receivable, affiliate	11,671	—
Change in restricted cash	(2,109)	(1,476)
Purchase of equity and cost method investments	(1,508)	(290)
Other investing activities	(688)	(1,502)
Net cash used in investing activities	(290,633)	(20,381)
Cash flows from financing activities:
Repayment of long-term debt	(21,122)	(25,110)
Proceeds from borrowings under long-term debt, net of discounts and issuance costs	58,089	—
Excess tax benefit from share-based compensation arrangements	7,747	11,680
Contingent consideration payments and other financing activities	(24,160)	(448)
Net cash provided by (used in) financing activities	20,554	(13,878)
Effect of exchange rate changes on cash and cash equivalents	(14,152)	2,557
Net decrease in cash and cash equivalents	(702,146)	(349,878)
Cash and cash equivalents, beginning of the period	1,482,054	1,325,072
Cash and cash equivalents, end of the period	$779,908	$975,194
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$38,640	$42,933
Acquisitions currently or previously funded by liabilities and contingent consideration	$29,850	$97,273

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other period. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K, which has been filed with the SEC.

Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the interim financial statements. In addition, the method of reporting the condensed consolidated statements of cash flows was changed from the direct to the indirect method.

Unless expressly stated or the context otherwise requires, the terms “the Company,” “we,” “our,” “us,” and “First Solar” refer to First Solar, Inc. and its subsidiaries.

2. Summary of Significant Accounting Policies

Use of Estimates. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to percentage-of-completion revenue recognition, inventory valuation, recoverability of project assets, estimates of future cash flows from and the economic useful lives of long-lived assets, asset retirement obligations, certain accrued liabilities, income taxes and tax valuation allowances, reportable segment allocations, product warranties and manufacturing excursions, accrued collection and recycling expense, and applying the acquisition method of accounting for business combinations and goodwill. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from these estimates and assumptions.

Revenue Recognition — Systems Business. We recognize revenue for arrangements entered into by our systems business generally using two revenue recognition models, following the guidance in Accounting Standards Codification (“ASC”) 605, Accounting for Long-term Construction Contracts, or ASC 360, Accounting for Sales of Real Estate, for arrangements which include land or land rights.

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

(i)
We apply the percentage-of-completion method, as further described below, to certain real estate sales arrangements where we convey control of land or land rights, when a sale has been consummated, we have transferred the usual risks and rewards of ownership to the buyer, the initial and continuing investment criteria have been met, we have the ability to estimate our costs and progress toward completion, and all other revenue recognition criteria have been met. When evaluating whether the usual risks and rewards of ownership have transferred to the buyer, we consider whether we have or may be contingently required to have any prohibited forms of continuing involvement with the project. Prohibited forms of continuing involvement in a real estate sales arrangement may include us retaining risks or rewards associated with the project that are not customary with the range of risks or rewards that an engineering, procurement, and construction (“EPC”) contractor may assume. The initial and continuing investment requirements, which demonstrate a buyer’s commitment to honor its obligations for the sales arrangement, can typically be met through the receipt of cash or an irrevocable letter of credit from a highly creditworthy lending institution.

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

For any systems business sales arrangements containing multiple deliverables (including our solar modules) not required to be accounted for under ASC 605 (long-term construction contracts) or ASC 360 (real estate), we analyze each activity within the sales arrangement to adhere to the separation guidelines of ASC 605 for multiple-element arrangements. We allocate revenue for any transactions involving multiple elements to each unit of accounting based on its relative selling price and recognize revenue for each unit of accounting when all revenue recognition criteria for a unit of accounting have been met.

Revenue Recognition — Percentage-of-Completion. In applying the percentage-of-completion method, we use the actual costs incurred relative to the estimated costs to complete (including module costs) in order to estimate the progress towards completion to determine the amount of revenue and profit to recognize. Costs incurred include all installed direct materials, installed solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor and supplies. We recognize direct material and solar module costs as incurred when the direct materials and solar modules have been installed in the project. When contracts specify that title to direct materials and solar modules transfers to the customer before installation has been performed, we will not recognize revenue or the associated costs until those materials are installed and have met all other revenue recognition requirements. We consider direct materials and solar modules to be installed when they are permanently placed or affixed to the solar power system as required by engineering designs. Solar modules manufactured and owned by us that will be used in our solar power systems remain within inventory until such modules are installed in a system.

The percentage-of-completion method of revenue recognition requires us to make estimates of contract revenues and costs to complete our projects. In making such estimates, management judgments are required to evaluate significant assumptions including the amount of net contract revenues, the cost of materials and labor, expected labor productivity, the impact of potential variances in schedule completion, and the impact of any penalties, claims, change orders, or performance incentives.

If estimated total costs on any contract are greater than the contract revenues, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of the revisions to estimates related to contract revenues and costs to complete contracts, including penalties, claims, change orders, incentive awards, anticipated losses, and others are recorded in the period in which the revisions to estimates are identified and the loss can be reasonably estimated. The effect of the changes on future periods are recognized as if the revised estimates had been used since revenue was initially recognized under the contract. Such revisions could occur in any reporting period and the effects may be material depending on the size of the contracts or the changes in estimates.

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

Revenue Recognition — Operations and Maintenance. Our operations and maintenance (“O&M”) revenue is billed and recognized as services are performed. Costs of these revenues are expensed in the period in which they are incurred.

Ventures and Variable Interest Entities. In the normal course of business we establish wholly owned project companies which may be considered variable interest entities (“VIEs”). We consolidate wholly owned variable interest entities when we are considered the primary beneficiary of such entities. Additionally, we have and may in the future form joint venture type arrangements (“ventures”), including partnerships and partially owned limited liability companies or similar legal structures, with one or more third parties primarily to develop and build solar power projects. These types of ventures are core to our business and long-term strategy related to providing solar photovoltaic (“PV”) generation solutions using our modules to sustainable geographic markets. We analyze all of our ventures and classify them into two groups: (i) ventures that must be consolidated because they are either not VIEs and we hold the majority voting interest, or because they are VIEs and we are the primary beneficiary and (ii) ventures that do not need to be consolidated and are accounted for under either the cost or equity methods of accounting because they are either not VIEs and we hold a minority voting interest, or because they are VIEs and we are not the primary beneficiary.

Ventures are considered VIEs if (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (ii) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses, or the right to receive expected residual returns; or (iii) an equity investor has voting rights that are disproportionate to its economic interest and substantially all of the entity’s activities are conducted on behalf of the investor. Our venture agreements typically require some form of project development capital or project equity ranging from amounts necessary to obtain a power purchase agreement (“PPA”) (or similar power off-take agreement) to a pro-rata portion of the total equity required to develop and complete construction of a project, depending upon the opportunity and the market our ventures are in.

We are considered the primary beneficiary of and are required to consolidate a VIE if we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the entity. If we determine that we do not have the power to direct the activities that most significantly impact the entity, then we are not the primary beneficiary of the VIE.

Cost and Equity Method Investments. We account for our unconsolidated ventures using either the cost or equity method of accounting depending upon whether we have the ability to exercise significant influence over a venture. We consider the participating and protective rights we have as well as the legal form of the venture when evaluating whether we have the ability to exercise significant influence. Cost method investments are initially recorded and subsequently carried at their historical cost, and income is recorded to the extent we receive dividends. We use the equity method of accounting for our equity investments when we have the ability to significantly influence the operations or financial decisions of the investee. We initially record the investment at cost and adjust the carrying amount each period to recognize our share of the earnings or losses of the investee based on our ownership percentage. We monitor these investments, which are included in “Investments in unconsolidated affiliates and joint ventures” in the accompanying consolidated balance sheets, for impairment and record reductions in their carrying values if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an other-than-temporary impairment may have occurred include factors such as decreases in quoted market prices or declines in operations of the investee. The evaluation of an investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. During the three months ended March 31, 2015 and 2014, we recorded no impairment losses related to our cost and equity method investments.

See Note 2. “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete summary of our significant accounting policies.

3. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. An entity has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted for periods beginning after December 15, 2016. We are currently evaluating the method of adoption and the impact ASU 2014-09 will have on our consolidated financial statements and associated disclosures.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring such costs be presented in the balance sheet as a reduction to the carrying amount of the corresponding debt liability, consistent with debt discounts, rather than as a deferred charge. ASU 2015-03 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 will affect the balance sheet presentation of our debt issuance costs and related debt liabilities.

4. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Cash and cash equivalents:
Cash	$722,413	$1,480,452
Cash equivalents:
Money market funds	57,495	1,602
Total cash and cash equivalents	779,908	1,482,054
Marketable securities:
Foreign debt	663,174	462,731
Time deposits	40,000	40,000
U.S. debt	—	2,800
U.S. government obligations	1,500	3,501
Total marketable securities	704,674	509,032
Total cash, cash equivalents, and marketable securities	$1,484,582	$1,991,086

We classify our marketable securities as available-for-sale. Accordingly, we record them at fair value and account for the net unrealized gains and losses as part of “Accumulated other comprehensive income” until realized. We record realized gains and losses on the sale or maturity of our marketable securities in “Other expense, net” computed using the specific identification method.

During the three months ended March 31, 2015 and 2014, we realized no gains or losses on the sale or maturity of our marketable securities. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

As of March 31, 2015, no investments were in a loss position for a period of time greater than 12 months. As of December 31, 2014, we identified two investments totaling $41.1 million with immaterial unrealized losses that had been in a loss position for a period of time greater than 12 months. The unrealized losses were primarily due to an increase in interest rates relative to rates at the time of purchase. Based on the underlying credit quality of the investments, we do not intend to sell these securities prior to the recovery of our cost basis. Therefore, we did not consider these securities to be other-than-temporarily impaired. All of our available-for-sale marketable securities are subject to a periodic impairment review. We did not identify any of our marketable securities as other-than-temporarily impaired at March 31, 2015 and December 31, 2014.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of March 31, 2015 and December 31, 2014 (in thousands):

	As of March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign debt	$663,753	$200	$779	$663,174
Time deposits	40,000	—	—	40,000
U.S. government obligations	1,500	—	—	1,500
Total	$705,253	$200	$779	$704,674

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign debt	$463,466	$18	$753	$462,731
Time deposits	40,000	—	—	40,000
U.S. debt	2,800	—	—	2,800
U.S. government obligations	3,500	1	—	3,501
Total	$509,766	$19	$753	$509,032

The contractual maturities of our marketable securities as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	As of March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$227,154	$8	$170	$226,992
One year to two years	254,830	65	250	254,645
Two years to three years	223,269	127	359	223,037
Total	$705,253	$200	$779	$704,674

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$329,974	$14	$174	$329,814
One year to two years	125,892	5	380	125,517
Two years to three years	53,900	—	199	53,701
Total	$509,766	$19	$753	$509,032

The net unrealized losses of $0.6 million and $0.7 million as of March 31, 2015 and December 31, 2014, respectively, on our marketable securities were primarily the result of changes in interest rates. Our investment policy requires marketable securities to be highly rated and limits the security types, issuer concentration, and duration to maturity of our marketable securities portfolio.

The following tables show gross unrealized losses and estimated fair values for those marketable securities that were in an unrealized loss position as of March 31, 2015 and December 31, 2014, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of March 31, 2015
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign debt	$421,117	$779	$—	$—	$421,117	$779
Total	$421,117	$779	$—	$—	$421,117	$779

	As of December 31, 2014
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign debt	$391,840	$740	$41,060	$13	$432,900	$753
Total	$391,840	$740	$41,060	$13	$432,900	$753

5. Restricted Cash and Investments

Restricted cash and investments consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Restricted cash	$51,144	$49,818
Restricted investments	370,731	357,235
Restricted cash and investments (1)	$421,875	$407,053

(1)	There was an additional $75.4 million and $74.7 million of restricted cash included within prepaid expenses and other current assets at March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015, our restricted cash consisted of deposits held by various banks to secure certain of our letters of credit and deposits designated for the construction of systems projects and payment of amounts related to project construction credit facilities. Restricted cash for our letters of credit is classified as current or noncurrent based on the maturity date of the corresponding letter of credit. See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion relating to letters of credit. Restricted cash for project construction and financing is classified as current or noncurrent based on the projected use of the restricted funds.

At March 31, 2015 and December 31, 2014, our restricted investments consisted of long-term marketable securities that we hold through custodial accounts to fund the estimated future costs of collecting and recycling modules covered under our solar module collection and recycling program. We classify our restricted investments as available-for-sale. Accordingly, we record them at fair value and account for the net unrealized gains and losses as a part of “Accumulated other comprehensive income” until realized. We record realized gains and losses on the sale or maturity of our restricted investments in “Other expense, net” computed using the specific identification method. Restricted investments are classified as noncurrent as the underlying accrued solar module collection and recycling liability is also noncurrent in nature.

As necessary, we fund any incremental amounts for our estimated collection and recycling obligations within 90 days of the end of each year. We determine the funding requirement, if any, based on estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted investments, and an estimated solar module life of 25 years less amounts already funded in prior years. To ensure that these funds will be available in the future regardless of any potential adverse changes in our financial condition (even in the case of our own insolvency), we have established a trust (the “Trust”) under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc. (“FSI”), First Solar Malaysia Sdn. Bhd. (“FS Malaysia”), and First Solar Manufacturing GmbH are grantors. Only the trustee can distribute funds from the custodial accounts, and these funds cannot be accessed for any purpose other than to cover qualified costs of module collection and recycling, either by us or a third party performing the required collection and recycling services. Investments in these custodial accounts must meet certain investment quality criteria comparable to highly rated government or agency bonds. We closely monitor our exposure to European markets and maintain holdings primarily consisting of German and French sovereign debt securities that are not currently at risk of default. During the three months ended March 31, 2015, no incremental funding was required for covered module sales through December 31, 2014.

The following tables summarize unrealized gains and losses related to our restricted investments by major security type as of March 31, 2015 and December 31, 2014 (in thousands):

	As of March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$170,352	$124,001	$—	$294,353
U.S. government obligations	59,156	17,222	—	76,378
Total	$229,508	$141,223	$—	$370,731

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$189,455	$93,280	$—	$282,735
U.S. government obligations	58,510	15,990	—	74,500
Total	$247,965	$109,270	$—	$357,235

As of March 31, 2015 and December 31, 2014, the contractual maturities of these restricted investments were between 13 years and 22 years.

6. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Accounts receivable trade, gross	$254,247	$142,542
Allowance for doubtful accounts	(30)	(7,108)
Accounts receivable trade, net	$254,217	$135,434

At March 31, 2015 and December 31, 2014, $50.8 million and $21.4 million, respectively, of our accounts receivable trade, net were secured by letters of credit, bank guarantees, or other forms of financial security issued by creditworthy financial institutions.

Accounts receivable, unbilled and retainage

Accounts receivable, unbilled and retainage consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Accounts receivable, unbilled	$57,839	$41,868
Retainage	23,748	35,103
Accounts receivable, unbilled and retainage	$81,587	$76,971

Accounts receivable, unbilled represents revenue that has been recognized in advance of billing the customer, which is common for long-term construction contracts. For example, we recognize revenue from contracts for the construction and sale of solar power systems, which include the sale of project assets over the construction period using applicable accounting methods. One such method is the percentage-of-completion method, which recognizes revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated costs for completing the contract. Under this accounting method, revenue could be recognized under applicable revenue recognition criteria in advance of billing the customer, resulting in an amount recorded to “Accounts receivable, unbilled and retainage.” Once we meet the billing criteria under a construction contract, we bill our customer accordingly and reclassify the “Accounts receivable, unbilled and retainage” to “Accounts receivable trade, net.” Billing requirements vary by contract but are generally structured around completion of certain construction milestones.

The current portion of retainage was included within accounts receivable, unbilled and retainage. Retainage refers to the portion of the contract price earned by us for work performed, but held for payment by our customer as a form of security until we reach certain construction milestones. Retainage included within accounts receivable, unbilled and retainage is expected to be billed and collected within the next 12 months.

Inventories

Inventories consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$163,379	$157,468
Work in process	23,731	20,829
Finished goods	425,067	442,408
Inventories	$612,177	$620,705
Inventories — current	$496,599	$505,088
Inventories — noncurrent (1)	$115,578	$115,617

(1)
We purchase a critical raw material that is used in our core production process in quantities that exceed anticipated consumption within our operating cycle (which is 12 months). We classify the raw materials that we do not expect to be consumed within our operating cycle as noncurrent.

Balance of systems parts

Balance of systems parts were $120.0 million and $125.1 million as of March 31, 2015 and December 31, 2014, respectively, and represented mounting, third-party modules, and electrical and other construction parts purchased for solar power plants to be constructed or currently under construction, which we held title to and were not yet installed in a solar power plant. These parts included items such as posts, tilt brackets, tables, harnesses, combiner boxes, inverters, cables, tracker equipment, and other parts we may purchase or assemble for the solar power plants we construct. Balance of systems parts does not include any solar modules that we manufacture. We carry these parts at the lower of cost or market, with market being based primarily on recoverability through installation in a solar power plant.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Prepaid expenses	$109,075	$42,193
Derivative instruments	3,601	9,791
Restricted cash	75,394	74,695
Other current assets	75,214	75,991
Prepaid expenses and other current assets	$263,284	$202,670

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Land	$12,059	$12,378
Buildings and improvements	385,762	381,925
Machinery and equipment	1,744,958	1,646,841
Office equipment and furniture	137,623	134,268
Leasehold improvements	50,052	50,096
Construction in progress	70,553	154,497
Stored assets (1)	155,464	155,389
Property, plant and equipment, gross	2,556,471	2,535,394
Less: accumulated depreciation	(1,188,028)	(1,133,090)
Property, plant and equipment, net	$1,368,443	$1,402,304

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

Depreciation of property, plant and equipment was $61.6 million and $60.8 million for the three months ended March 31, 2015 and 2014, respectively.

PV solar power systems, net

PV solar power systems, net consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
PV solar power systems, gross	$47,690	$47,727
Accumulated depreciation	(1,967)	(1,334)
PV solar power systems, net	$45,723	$46,393

Depreciation of PV solar power systems was $0.6 million and zero for the three months ended March 31, 2015 and 2014, respectively.

Capitalized interest

The cost of constructing facilities, equipment, and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest are as follows during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest cost incurred	$(3,477)	$(2,651)
Interest cost capitalized — property, plant and equipment	567	578
Interest cost capitalized — project assets	2,716	1,663
Interest expense, net	$(194)	$(410)

Project assets and deferred project costs

Project assets primarily consist of costs relating to solar power projects in various stages of development that are capitalized prior to entering into a definitive sales agreement for the solar power project, including projects that have begun commercial operation under PPAs and are actively marketed and intended to be sold. These project-related costs include costs for land, development, and construction of a PV solar power system. Development costs may include legal, consulting, permitting, interconnection, and other similar costs. Once we enter into a definitive sales agreement, we reclassify project assets to deferred project costs on our condensed consolidated balance sheet until the sale is completed and we have met all of the criteria to recognize the sale as revenue, which is typically subject to real estate revenue recognition requirements. We expense project assets to cost of sales after each respective project asset is sold to a customer and all revenue recognition criteria have been met (matching the expensing of costs to the underlying revenue recognition method). We classify project assets as noncurrent due to the nature of solar power projects (long-lived assets) and the time required to complete all activities to develop, construct, and sell projects, which is typically longer than 12 months.

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

If a project is completed and begins commercial operation prior to entering into or the closing of a sales arrangement, the completed project will remain in project assets or deferred project costs until the earliest of the closing of the sale of such project, our decision to hold such project, or one year from the project’s commercial operations date. Any income generated by such project while it remains within project assets or deferred project costs is accounted for as a reduction to our basis in the project, which at the time of sale and meeting all revenue recognition criteria will be recorded within cost of sales.

Project assets and deferred project costs consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Project assets — land	$21,015	$20,170
Project assets — development costs including project acquisition costs	492,618	359,203
Project assets — construction costs	308,544	408,402
Project assets	822,177	787,775
Deferred project costs — current	311,118	29,354
Deferred project costs — noncurrent	10,977	22,573
Deferred project costs	322,095	51,927
Total project assets and deferred project costs	$1,144,272	$839,702

Other assets

Other assets consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Notes receivable (1)	$11,080	$12,096
Income taxes receivable	4,264	4,850
Deferred rent	20,680	20,779
Other	23,841	23,830
Other assets	$59,865	$61,555

(1)
On April 8, 2009, we entered into a credit facility agreement with a solar power project entity of one of our customers for an available amount of €17.5 million to provide financing for a PV solar power system. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8.0% per annum payable quarterly with the full amount due on December 31, 2026. As of March 31, 2015 and December 31, 2014, the balance on the credit facility was €7.0 million ($7.6 million and $8.5 million, respectively, at the balance sheet dates). On February 7, 2014, we entered into a convertible loan agreement with a strategic entity for an available amount of up to $5.0 million. The loan bears interest at 8.0% per annum. As of March 31, 2015 and December 31, 2014, the balance outstanding on the convertible loan was $3.5 million.

Goodwill

Goodwill, summarized by relevant reporting unit, consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2014	Acquisitions	March 31, 2015
CdTe components	$403,420	$—	$403,420
Crystalline silicon components	6,097	—	6,097
Systems	68,833	—	68,833
Accumulated impairment losses	(393,365)	—	(393,365)
Total	$84,985	$—	$84,985

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. We do not amortize goodwill, but instead are required to test goodwill for impairment at least annually. If necessary, we would record any impairment in accordance with ASC 350, Intangibles - Goodwill and Other. We perform impairment tests between scheduled annual tests in the fourth quarter if facts and circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit that has goodwill is less than its carrying value.

Other intangibles, net

Other intangibles, net consisted of intangible assets acquired as part of our GE and TetraSun acquisitions and our internally-generated intangible assets, substantially all of which were patents on technologies related to our products and production processes. We record an asset for patents, after the patent has been issued, based on the legal, filing, and other costs incurred to secure them. We amortize intangible assets on a straight-line basis over their estimated useful lives once the intangible assets meet the criteria to be amortized. At March 31, 2015, $39.1 million of the $121.0 million of intangible assets, gross consisted of in-process research and development from the TetraSun acquisition. These assets will be amortized over their estimated useful lives upon successful completion of the project or expensed earlier if impaired. During the three months ended March 31, 2015, $73.7 million of in-process research and development from the GE acquisition was reclassified to development technology and began amortizing over its useful life of 10 years.

The following tables summarize our intangible assets at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount
Patents	$5,747	$(1,409)	$4,338
Developed technology	76,153	(1,227)	74,926
In-process research and development	39,100	—	39,100
Total	$121,000	$(2,636)	$118,364

	December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Patents	5,347	$(1,208)	$4,139
Developed technology	2,757	(460)	2,297
In-process research and development	112,800	—	112,800
Total	$120,904	$(1,668)	$119,236

Amortization expense for our intangible assets was $1.0 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

Accrued expenses

Accrued expenses consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Accrued compensation and benefits	$26,966	$43,072
Accrued property, plant and equipment	23,068	30,723
Accrued inventory	70,476	36,233
Accrued project assets and deferred project costs	161,260	113,012
Product warranty liability (1)	70,031	69,656
Accrued expenses in excess of normal product warranty liability and related expenses (1)	8,785	7,800
Other	76,327	87,660
Accrued expenses	$436,913	$388,156

(1)
See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion of “Product warranty liability” and “Accrued expenses in excess of normal product warranty liability and related expenses.”

Billings in excess of costs and estimated earnings

Billings in excess of costs and estimated earnings was $171.3 million and $195.3 million at March 31, 2015 and December 31, 2014, respectively, and represented billings made or payments received in excess of revenue recognized on contracts accounted for under the percentage-of-completion method. Typically, billings are made based on the completion of certain construction milestones as provided for in the sales arrangement, and the timing of revenue recognition may be different from when we can bill or collect from a customer.

Payments and billings for deferred project costs

Payments and billings for deferred project costs totaling $71.6 million and $60.6 million at March 31, 2015 and December 31, 2014, respectively, and represented customer payments received or customer billings made under the terms of solar power project related sales contracts for which all revenue recognition criteria for real estate transactions have not yet been met. The associated solar power project related costs are included as deferred project costs. We classify such amounts as current or noncurrent depending on when all revenue recognition criteria are expected to be met, consistent with the classification of the associated deferred project costs.

Other current liabilities

Other current liabilities consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Deferred revenue	$25,194	$21,879
Derivative instruments	7,590	7,657
Contingent consideration (1)	12,698	36,817
Other	11,781	22,349
Other current liabilities	$57,263	$88,702

(1)	See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion.

Other liabilities

Other liabilities consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Product warranty liability (1)	$150,374	$153,401
Other taxes payable	34,477	46,555
Contingent consideration (1)	17,151	17,077
Liability in excess of normal product warranty liability and related expenses (1)	16,370	23,139
Other (1)	47,749	44,374
Other liabilities	$266,121	$284,546

(1) See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion on “Product warranty liability,” “Contingent consideration,” “Liability in excess of normal product warranty liability and related expenses,” and “Energy test guarantees.”

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

Depending on the terms of the specific derivative instruments and market conditions, some of our derivative instruments may be assets and others liabilities at any particular consolidated balance sheet date. We report all of our derivative instruments at fair value and account for changes in the fair value of derivative instruments within “Accumulated other comprehensive income” if the derivative instruments qualify for hedge accounting. For those derivative instruments that do not qualify for hedge accounting (“economic hedges”), we record the changes in fair value directly to earnings. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the techniques we use to measure the fair value of our derivative instruments.

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$810	$—	$—
Cross-currency swap contract	—	4,364	10,921
Interest rate swap contract	—	118	—
Total derivatives designated as hedging instruments	$810	$4,482	$10,921

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$2,791	$3,108	$—
Total derivatives not designated as hedging instruments	$2,791	$3,108	$—
Total derivative instruments	$3,601	$7,590	$10,921

	December 31, 2014
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$1,213	$—	$—
Cross-currency swap contract	—	2,996	8,995
Interest rate swap contract	—	164	46
Total derivatives designated as hedging instruments	$1,213	$3,160	$9,041

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$8,578	$4,497	$—
Total derivatives not designated as hedging instruments	$8,578	$4,497	$—
Total derivative instruments	$9,791	$7,657	$9,041

The impact of offsetting balances associated with derivative instruments designated as hedging instruments is shown below (in thousands):

	March 31, 2015
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$810	—	810	—	—	$810
Cross-currency swap contract	$(15,285)	—	(15,285)	—	—	$(15,285)
Interest rate swap contract	$(118)	—	(118)	—	—	$(118)

	December 31, 2014
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$1,213	—	1,213	—	—	$1,213
Cross-currency swap contract	$(11,991)	—	(11,991)	—	—	$(11,991)
Interest rate swap contract	$(210)	—	(210)	—	—	$(210)

The following tables present the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income and our condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Foreign Exchange Forward Contracts	Interest Rate Swap Contract	Cross Currency Swap Contract	Total
Balance in accumulated other comprehensive income (loss) at December 31, 2014	$6,621	$(210)	$(3,399)	$3,012
Amounts recognized in other comprehensive income (loss)	(5,370)	29	(3,345)	(8,686)
Amounts reclassified to earnings impacting:
Net sales	(352)	—	—	(352)
Cost of sales	3,213	—	—	3,213
Foreign currency loss, net	—	—	3,346	3,346
Interest expense, net	—	63	49	112
Balance in accumulated other comprehensive income (loss) at March 31, 2015	$4,112	$(118)	$(3,349)	$645

	Foreign Exchange Forward Contracts	Interest Rate Swap Contract	Cross Currency Swap Contract	Total
Balance in accumulated other comprehensive income (loss) at December 31, 2013	$4,351	$(703)	$(5,820)	$(2,172)
Amounts recognized in other comprehensive income (loss)	(4,878)	(8)	1,552	(3,334)
Amounts reclassified to earnings impacting:
Foreign currency loss, net	—	—	(732)	(732)
Interest expense, net	—	164	95	259
Balance in accumulated other comprehensive income (loss) at March 31, 2014	$(527)	$(547)	$(4,905)	$(5,979)

We recorded no amounts related to ineffective portions of our derivative instruments designated as cash flow hedges during the three months ended March 31, 2015 and 2014. In addition, we recognized unrealized gains of $0.3 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within “Other expense, net” during each of the three months ended March 31, 2015 and 2014.

The following table presents the amounts related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	2015	2014
Foreign exchange forward contracts	Foreign currency loss, net	$(8,317)	$(669)
Foreign exchange forward contracts	Cost of sales	$14,516	$503
Foreign exchange forward contracts	Net sales	$—	$—

Interest Rate Risk

We use cross-currency swap and interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use such swap contracts for speculative or trading purposes.

On September 30, 2011, we entered into a cross-currency swap contract to hedge the floating rate foreign currency denominated loan under our Malaysian Ringgit Facility Agreement. This swap had an initial notional value of Malaysian Ringgit (“MYR”) MYR 465.0 million and entitled us to receive a three-month floating Kuala Lumpur Interbank Offered Rate (“KLIBOR”) interest rate while requiring us to pay a U.S. dollar fixed rate of 3.495%. Additionally, this swap hedges the foreign currency risk of the Malaysian Ringgit denominated principal and interest payments as we make swap payments in U.S. dollars and receive swap payments in Malaysian Ringgits at a fixed exchange rate of 3.19 MYR to USD. The notional amount of the swap is scheduled to decline in line with our scheduled principal payments on the underlying hedged debt. As of March 31, 2015 and December 31, 2014, the notional value of this cross-currency swap contract was MYR 271.3 million ($73.1 million) and MYR 310.1 million ($88.6 million), respectively. This swap is a derivative instrument that qualifies for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. We determined that this swap was highly effective as a cash flow hedge at March 31, 2015 and December 31, 2014. For the three months ended March 31, 2015 and 2014, there were no amounts of ineffectiveness from this cash flow hedge.

On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian Credit Facility, which became effective on September 30, 2009 with an initial notional value of €57.3 million and pursuant to which we are entitled to receive a six-month floating Euro Interbank Offered Rate (“EURIBOR”) interest rate while being required to pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in line with our scheduled principal payments on the underlying hedged debt. As of March 31, 2015 and December 31, 2014, the notional value of this interest rate swap contract was €5.7 million ($6.2 million) and €10.3 million ($12.5 million), respectively. This derivative instrument qualifies for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at March 31, 2015 and December 31, 2014. For the three months ended March 31, 2015 and 2014, there were no amounts of ineffectiveness from this cash flow hedge.

In the following 12 months, we expect to reclassify to earnings $4.5 million of net unrealized losses related to swap contracts that are included in “Accumulated other comprehensive income” at March 31, 2015 as we realize the earnings effect of the underlying loans. The amount we ultimately record to earnings will depend on the actual interest rates and foreign exchange rates when we realize the earnings effect of the underlying loans.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of the subsidiaries of our business to have material future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Our primary cash flow exposures are net sales and expenses. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of March 31, 2015 and December 31, 2014, these foreign exchange forward contracts hedged our forecasted cash flows for up to 3 months and 6 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of a derivative’s unrealized gain or loss in “Accumulated other comprehensive income” and subsequently reclassify amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges at March 31, 2015 and at December 31, 2014. During the three months ended March 31, 2015 and 2014, we did not discontinue any cash flow hedges because a hedging relationship was no longer highly effective.

During the three months ended March 31, 2015, we purchased foreign exchange forward contracts to hedge the exchange risk on forecasted cash flows denominated in Australian dollars and Japanese yen. As of March 31, 2015 and December 31, 2014, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

	March 31, 2015
Currency	Notional Amount	USD Equivalent
Australian dollar	AUD 11.3	$8.6
Japanese yen	JPY 961.9	$8.0

	December 31, 2014
Currency	Notional Amount	USD Equivalent
Australian dollar	AUD 38.4	$31.5
Japanese yen	JPY 1,223.2	$10.3

As of March 31, 2015 and December 31, 2014, the unrealized gains on these contracts were $4.1 million and $6.6 million, respectively.

In the following 12 months, we expect to reclassify to earnings $4.1 million of net unrealized gains related to these forward contracts that are included in “Accumulated other comprehensive income” at March 31, 2015 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rates when we realize the related forecasted transactions.

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

We purchase foreign exchange forward contracts to economically hedge balance sheet and other exposures related to transactions with third parties. Such contracts are considered economic hedges and do not qualify for hedge accounting. We recognize gains or losses from the fluctuation in foreign exchange rates and the fair value of these derivative contracts in “Net sales,” “Cost of sales,” and “Foreign currency loss, net” on our condensed consolidated statements of operations, depending on where the gain or loss from the economically hedged item is classified on our condensed consolidated statements of operations. As of March 31, 2015, the total net unrealized loss on our economic hedge foreign exchange forward contracts was $0.3 million. As of December 31, 2014, the total net unrealized gain on our economic hedge foreign exchange forward contracts was $4.1 million. As these amounts do not qualify for hedge accounting, changes in the fair value of such derivative instruments are recorded directly to earnings. These contracts have maturities of less than three months.

As of March 31, 2015 and December 31, 2014, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	March 31, 2015
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€75.2	$81.4
Sell	Euro	€141.2	$152.9
Purchase	Australian dollar	AUD 50.8	$38.9
Sell	Australian dollar	AUD 93.9	$71.9
Purchase	Malaysian ringgit	MYR 92.5	$24.9
Sell	Malaysian ringgit	MYR 58.5	$15.8
Sell	Canadian dollar	CAD 7.1	$5.6
Purchase	Japanese yen	JPY 223.9	$1.9
Sell	Japanese yen	JPY 2,234.6	$18.6
Purchase	British pound	GBP 3.0	$4.4
Sell	British pound	GBP 36.4	$53.8
Purchase	Chinese yuan	CNY 109.7	$17.7
Sell	Chinese yuan	CNY 5.5	$0.9

	December 31, 2014
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€91.1	$110.9
Sell	Euro	€92.4	$112.5
Purchase	Australian dollar	AUD 26.0	$21.3
Sell	Australian dollar	AUD 118.0	$96.7
Purchase	Malaysian ringgit	MYR 146.0	$41.7
Sell	Malaysian ringgit	MYR 93.6	$26.7
Purchase	Canadian dollar	CAD 0.7	$0.6
Sell	Canadian dollar	CAD 8.3	$7.1
Purchase	Japanese yen	JPY 244.6	$2.1
Sell	Japanese yen	JPY 2,322.1	$19.5
Purchase	British pound	GBP 1.4	$2.2
Sell	British pound	GBP 37.7	$58.6

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•
Cash equivalents. Our cash equivalents consisted of money market funds at March 31, 2015 and December 31, 2014, respectively. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities and restricted investments. At March 31, 2015 and December 31, 2014, our marketable securities consisted primarily of foreign debt and time deposits, and our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities and restricted investments using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standings in these fair value measurements.

•
Derivative assets and liabilities. At March 31, 2015 and December 31, 2014, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies, an interest rate swap contract involving a benchmark of interest rates, and a cross-currency swap contract including both. Since our derivative assets and liabilities are not traded on an exchange, we value them using industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our own credit standing and that of our counterparties in our fair value measurements of our derivative assets and liabilities, respectively.

At March 31, 2015 and December 31, 2014, the fair value measurements of our assets and liabilities that we measure on a recurring basis were as follows (in thousands):

	March 31, 2015
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$57,495	$57,495	$—	$—
Marketable securities:
Foreign debt	663,174	—	663,174	—
Time deposits	40,000	40,000	—	—
U.S. government obligations	1,500	—	1,500	—
Restricted investments (excluding restricted cash)	370,731	—	370,731	—
Derivative assets	3,601	—	3,601	—
Total assets	$1,136,501	$97,495	$1,039,006	$—
Liabilities:
Derivative liabilities	$18,511	$—	$18,511	$—

	December 31, 2014
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$1,602	$1,602	$—	$—
Marketable securities:
Foreign debt	462,731	—	462,731	—
Time deposits	40,000	40,000	—	—
U.S. debt	2,800	—	2,800	—
U.S. government obligations	3,501	—	3,501	—
Restricted investments (excluding restricted cash)	357,235	—	357,235	—
Derivative assets	9,791	—	9,791	—
Total assets	$877,660	$41,602	$836,058	$—
Liabilities:
Derivative liabilities	$16,698	$—	$16,698	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial and derivative instruments at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities	$704,674	$704,674	$509,032	$509,032
Foreign exchange forward contract assets	$3,601	$3,601	$9,791	$9,791
Restricted investments (excluding restricted cash)	$370,731	$370,731	$357,235	$357,235
Notes receivable - noncurrent	$11,080	$11,075	$12,096	$12,189
Note receivable, affiliate - noncurrent	$9,127	$10,214	$9,127	$9,812
Liabilities:
Long-term debt, including current maturities	$242,509	$252,790	$216,921	$224,489
Interest rate swap contract liabilities	$118	$118	$210	$210
Cross-currency swap contract liabilities	$15,285	$15,285	$11,991	$11,991
Foreign exchange forward contract liabilities	$3,108	$3,108	$4,497	$4,497

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

9. Investments in Unconsolidated Affiliates and Joint Ventures

We have joint ventures or other business arrangements with strategic partners in several markets, which are generally used to expedite our penetration of those markets and establish relationships with potential customers and policymakers. We also enter into ventures or strategic arrangements with customers or other entities to maximize the value of particular projects. Some of these business arrangements involve and are expected in the future to involve significant investments or other allocations of capital. Investments in unconsolidated entities over which we have significant influence, but not control, are accounted for under the equity method of accounting. Investments in entities in which we do not have the ability to exert significant influence over the entities’ operating and financing activities are accounted for under the cost method of accounting. The following table summarizes our equity and cost method investments as of March 31, 2015 and 2014 (in thousands):

	March 31, 2015	December 31, 2014
Equity method investments	$250,649	$249,614
Cost method investments	6,672	5,415
Investments in unconsolidated affiliates and joint ventures	$257,321	$255,029

SG2 Holdings, LLC

In November 2014, we completed the sale of 51% of our 150 MW Solar Gen 2 project to Southern Power Company. The Solar Gen 2 project spans three sites, each of which is an approximately 50 MW grid-connected PV solar power system, comprising a combined 1,451 acres of land in Imperial County, California. Electricity generated by the systems is contracted to serve a 25-year PPA with a local utility company. Our remaining 49% membership interest in the project holding company, SG2 Holdings, LLC, is accounted for under the equity method of accounting as we are able to exercise significant influence over the project due to our representation on its management committee. Under the terms of the project LLC agreement, each member is entitled to receive cash distributions based on their respective membership interests, and Southern Power Company is entitled to substantially all of the project’s federal tax benefits. During the three months ended March 31, 2015, we recognized equity in earnings of $0.5 million, net of tax from our investment in SG2 Holdings, LLC. As of March 31, 2015 and December 31, 2014, the carrying value of our investment was $222.0 million and $219.9 million, respectively.

Clean Energy Collective, LLC

In November 2014, we entered into various agreements to purchase a 28% ownership interest in Clean Energy Collective, LLC (CEC). This investment represented our latest entry into the distributed generation market and provided us with a partner to develop and market community solar offerings to North American residential customers and businesses directly on behalf of client utility companies. As part of the investment, we also received a warrant, valued at $1.8 million, to purchase additional ownership interests at prices at or above our initial investment price per unit.

In addition to our equity investment in CEC, we also entered into a loan agreement to provide CEC with term loan advances up to $15.0 million. All loans are due in November 2017 on the third anniversary of the initial loan agreement. Interest is payable semiannually and may be capitalized to the outstanding principal balance of the loans at CEC’s election. The loans bear interest at rates ranging from 7% to 16% depending on CEC’s current capital structure. As of March 31, 2015 and December 31, 2014, the balance outstanding on the loans was $9.1 million.

CEC is considered a variable interest entity, and our ownership interest in and loans to the company are considered variable interests. We account for our investment in CEC under the equity method of accounting as we concluded we are not the primary beneficiary of the company given that we do not have the power to make decisions over the activities that most significantly impact the company’s economic performance. Under the equity method of accounting, we recognize equity in earnings for our proportionate share of CEC’s net income or loss including adjustments for the amortization of a portion of the remaining $19.2 million basis difference resulting from the cost of our investment differing from our proportionate share of CEC’s equity. During the three months ended March 31, 2015, we recognized a loss of $0.8 million, net of tax from our investment in CEC. As of March 31, 2015 and December 31, 2014, the carrying value of our investment was $18.1 million and $19.5 million, respectively.

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

In 2014, we subsequently entered into various loan agreements with solar power project entities of the joint venture pursuant to which the project entities may borrow funds for the construction of PV solar power systems in the United Kingdom. The loans bear interest at 8% per annum and are payable at the earlier of the sale of the associated project entities or maturity on September 30, 2015. As of March 31, 2015 and December 31, 2014, the balance outstanding on the loans was £29.9 million ($44.2 million) and £8.0 million ($12.5 million), respectively.

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

10. Percentage-of-Completion Changes in Estimates

We recognize revenue for certain systems business sales arrangements under the percentage-of-completion method. The percentage-of-completion method of revenue recognition requires us to prepare estimates of contracted revenues and costs to complete our projects. In making such estimates, management judgments are required to evaluate significant assumptions including the amount of net contract revenues, the cost of materials and labor, expected labor productivity, the impact of potential variances in schedule completion, and the impact of any penalties, claims, change orders, or performance incentives. If estimated total costs on any contract are greater than the contract revenues, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of the revisions to estimates related to contract revenues and costs to complete contracts are recorded in the period in which the revisions to estimates are identified and the loss can be reasonably estimated.

Changes in estimates for systems business sales arrangements accounted for under the percentage-of-completion method occur for a variety of reasons including but not limited to (i) changes in estimates to reflect actual costs, (ii) construction plan accelerations or delays, (iii) module cost forecast changes, and (iv) other cost related change orders. Changes in estimates could have a material effect on our condensed consolidated statements of operations. The table below outlines the impact on gross profit of the aggregate net changes in systems business contract estimates (both increases and decreases) for the three months ended March 31, 2015 and 2014 as well as the number of projects that comprise such aggregate net changes in estimates. For purposes of the below table, we only include projects that have a net impact on gross profit from changes in estimates of at least $1.0 million during a period. Also included in the table below is the net change in estimates as a percentage of the aggregate gross profit for such projects for each period.

	Three Months Ended March 31,
	2015	2014
Number of projects	6	8
Increases (decreases) in gross profit resulting from net changes in estimates (in thousands)	$22,966	$(9,690)
Net change in estimates as percentage of aggregate gross profit for associated projects	1.9%	(0.4)%

11. Debt

Our long-term debt consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

			Balance (USD)
Loan Agreement	Maturity	Loan Denomination	March 31, 2015	December 31, 2014
Revolving Credit Facility	July 2018 (Tranche A) October 2015 (Tranche B)	USD	$—	$—
Project Construction Credit Facilities	Various	Various	133,115	75,418
Malaysian Ringgit Facility Agreement	September 2018	MYR	73,117	88,606
Malaysian Euro Facility Agreement	April 2018	EUR	30,348	34,112
Malaysian Facility Agreement	March 2016	EUR	12,614	25,818
Capital lease obligations	Various	Various	1,436	1,558
Long-term debt principal			250,630	225,512
Less unamortized discount			(8,121)	(8,591)
Total long-term debt			242,509	216,921
Less current portion			(42,123)	(51,918)
Noncurrent portion			$200,386	$165,003

Revolving Credit Facility

Our amended and restated credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent provides us with a senior secured credit facility (the “Revolving Credit Facility”) with an aggregate available amount of $600.0 million, with the right to request an increase up to $750.0 million, subject to certain conditions. Borrowings under the Revolving Credit Facility bear interest at (i) LIBOR (adjusted for Eurocurrency reserve requirements) plus a margin of 2.25% or (ii) a base rate as defined in the credit agreement plus a margin of 1.25%, depending on the type of borrowing requested by us. These margins are subject to adjustments depending on our consolidated leverage ratio. We had no borrowings under our Revolving Credit Facility, as of March 31, 2015 and December 31, 2014, respectively. We had $209.9 million and $202.5 million of letters of credit using availability under our Revolving Credit Facility, leaving $390.1 million and $397.5 million of availability at March 31, 2015 and December 31, 2014, respectively.

The credit agreement contains financial covenants including: a leverage ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. Additionally, the credit agreement contains customary non-financial covenants and certain restrictions on our ability to pay dividends. We were in compliance with all covenants of the facility as of March 31, 2015.

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

In connection with the Amendment, we entered into an Amended and Restated Guarantee and Collateral Agreement. Loans and letters of credit issued under the Revolving Credit Facility are jointly and severally, unconditionally and irrevocably guaranteed by First Solar, Inc.; First Solar Electric, LLC; First Solar Electric (California), Inc.; and First Solar Development, LLC and are secured by liens on substantially all of the guarantors’ tangible and intangible assets other than certain excluded assets.

Project Construction Credit Facilities

On August 22, 2014, Parque Solar Fotovoltaico Luz del Norte SpA (“Luz del Norte”), our indirect wholly-owned subsidiary, entered into credit facilities with the Overseas Private Investment Corporation (“OPIC”) and the International Finance Corporation (“IFC”) to provide limited-recourse senior secured debt financing in an aggregate principal amount of up to $290.0 million for the design, development, financing, construction, testing, commissioning, operation, and maintenance of a 141 MW AC PV power plant located near Copiapó, Chile (the “Luz del Norte Credit Facilities”).

Up to $230.0 million of the aggregate principal amount of the loans will be funded by OPIC. Of the OPIC commitment, $178.0 million is currently committed, while the remaining $52.0 million is subject to the occurrence of certain events, including the execution by Luz del Norte of a PPA. The currently committed OPIC commitment is comprised of fixed rate loans in an aggregate principal amount of up to $133.3 million and variable rate loans in an aggregate principal amount of up to $44.7 million. The fixed rate loans will mature on September 15, 2029, and the variable rate loans will mature on September 15, 2032. As of March 31, 2015, the balance outstanding on the OPIC loans was $84.7 million.

Up to $60.0 million of the aggregate principal amount of the loans will be funded by IFC, of which 100% is currently committed. The IFC commitment is comprised of fixed rate loans in an aggregate principal amount of up to $44.9 million and variable rate loans in an aggregate principal amount of up to $15.1 million. The fixed rate loans will mature on September 15, 2029, and the variable rate loans will mature on September 15, 2032. As of March 31, 2015, the balance outstanding on the IFC loans was $28.6 million.

The OPIC and IFC loans are secured by liens over all of Luz del Norte’s assets, which had an aggregate book value of $192.0 million as of March 31, 2015 and by a pledge of all of the equity interests in the entity. The financing agreements contain customary representations and warranties, covenants, and events of default for comparable credit facilities. We were in compliance with all covenants related to the Luz del Norte Credit Facilities as of March 31, 2015.

On August 22, 2014, Luz del Norte also entered into a Chilean Peso facility (“VAT facility” and together with the Luz del Norte Credit Facilities, the “Project Construction Facilities”) equivalent to $65.0 million with Banco de Crédito e Inversiones to fund Chilean value added tax associated with the construction of the Luz del Norte project described above. In connection with the VAT facility, FSI provided a guaranty of substantially all payment obligations of Luz del Norte thereunder. As of March 31, 2015, the balance outstanding under the VAT facility was $19.9 million.

Malaysian Ringgit Facility Agreement

FS Malaysia, our indirect wholly owned subsidiary, has entered into a credit facility agreement (“Malaysian Ringgit Facility Agreement”), among FSI as guarantor, CIMB Investment Bank Berhad, Maybank Investment Bank Berhad, and RHB Investment Bank Berhad as arrangers with CIMB Investment Bank Berhad also acting as facility agent and security agent, and the original lenders party thereto. The loans made to FS Malaysia are secured by, among other things, FS Malaysia’s leases over the leased lots on which our fifth and sixth manufacturing plants in Kulim, Malaysia (“Plants 5 and 6”) are located and all plant, machinery, and equipment purchased by FS Malaysia with the proceeds of the facility or otherwise installed in or utilized in Plants 5 and 6, to the extent not financed, or subject to a negative pledge under a separate financing facility related to Plants 5 and 6. In addition, FS Malaysia’s obligations under the Malaysian Ringgit Facility Agreement are guaranteed, on an unsecured basis, by FSI. At March 31, 2015, buildings, machinery, equipment, and land leases with an aggregate net book value of $252.6 million were pledged as collateral for this loan.

The Malaysian Ringgit Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to incur indebtedness, create liens, effect asset sales, engage in reorganizations, issue guarantees, and make loans. In addition, the agreement includes financial covenants relating to net total leverage ratio, interest coverage ratio, total debt to equity ratio, debt service coverage ratio, and tangible net worth. It also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with the Malaysian Ringgit Facility Agreement as of March 31, 2015.

Malaysian Euro Facility Agreement

FS Malaysia has also entered into a credit facility agreement (“Malaysian Euro Facility Agreement”) with Commerzbank Aktiengesellschaft and Natixis Zweigniederlassung Deutschland as arrangers and original lenders, and Commerzbank Aktiengesellschaft, Luxembourg Branch as facility agent and security agent. In connection with the Malaysian Euro Facility Agreement, FSI concurrently entered into a first demand guarantee agreement in favor of the lenders. Under this agreement, FS Malaysia’s obligations related to the credit facility are guaranteed, on an unsecured basis, by FSI. At the same time FS Malaysia and FSI also entered into a subordination agreement, pursuant to which any payment claims of FSI against FS Malaysia are subordinated to the claims of the lenders.

The Malaysian Euro Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to grant liens over the equipment financed by the facilities, effect asset sales, provide guarantees, change its business, engage in mergers, consolidations, and restructurings, and enter into contracts with FSI and its subsidiaries. In addition, the agreement includes the following financial covenants: maximum total debt to equity ratio, maximum total leverage ratio, minimum interest coverage ratio, and minimum debt service coverage ratio. It also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with the Malaysian Euro Facility Agreement as of March 31, 2015.

Malaysian Facility Agreement

FS Malaysia has entered into an export financing facility agreement (“Malaysian Facility Agreement”) with a consortium of banks. FS Malaysia’s obligations related to the agreement are guaranteed, on an unsecured basis, by FSI. In connection with the Malaysian Facility Agreement, all of FS Malaysia’s obligations are secured by a first party, first legal charge over the machinery and equipment financed by the credit facilities, and any other documents, contracts, and agreements related to that machinery and equipment. Also in connection with the agreement, any payment claims of FSI against FS Malaysia are subordinated to the claims of the lenders. At March 31, 2015, machinery and equipment with an aggregate net book value of $14.8 million was pledged as collateral for these loans.

The Malaysian Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to incur indebtedness, create liens, effect asset sales, engage in reorganizations, issue guarantees, and make loans. In addition, the Malaysian Facility Agreement includes financial covenants relating to net total leverage ratio, interest coverage ratio, total debt to equity ratio, debt service coverage ratio, and tangible net worth. The Malaysian Facility Agreement also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with the Malaysian Facility Agreement as of March 31, 2015.

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

Our long-term debt borrowing rates as of March 31, 2015 were as follows:

Loan Agreement	Borrowing Rate at March 31, 2015
Revolving Credit Facility	2.43%
Project Construction Credit Facilities	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
VAT loans at bank rate plus 1.30%
Malaysian Ringgit Facility Agreement	KLIBOR plus 2.00% (2)
Malaysian Euro Facility Agreement	EURIBOR plus 1.00%
Malaysian Facility Agreement (1)	Fixed rate facility at 4.54%
Floating rate facility at EURIBOR plus 0.55% (2)
Capital lease obligations	Various

(1)	Outstanding balance split equally between fixed and floating rates.

(2)	Interest rate hedges have been entered into relating to these variable rates. See Note 7. “Derivative Financial Instruments” to our condensed consolidated financial statements.

Future Principal Payments

At March 31, 2015, the future principal payments on our long-term debt, excluding payments related to capital leases, were due as follows (in thousands):

Total Debt
Remainder of 2015	$26,668
2016	34,603
2017	50,659
2018	28,169
2019	3,625
Thereafter	105,470
Total long-term debt future principal payments	$249,194

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

Loan Guarantees

At March 31, 2015 and December 31, 2014, our only loan guarantees were guarantees of our own long-term debt, as disclosed in Note 11. “Debt” to these condensed consolidated financial statements.

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit, surety bonds, and bank guarantees to provide financial and performance assurance to third parties. Our Revolving Credit Facility provides us the capacity to issue up to $600.0 million in letters of credit, subject to certain limits depending on the currencies of the letters of credit, at a fee equal to the applicable margin for Eurocurrency revolving loans and a fronting fee. As of March 31, 2015, we had $209.9 million in letters of credit issued under the Revolving Credit Facility with a remaining availability of $390.1 million, all of which can be used for the issuance of letters of credit. The substantial majority of these letters of credit were supporting our systems business projects. As of March 31, 2015, we had $6.1 million in bank guarantees and letters of credit issued outside of our Revolving Credit Facility, some of which were posted by certain of our foreign subsidiaries, $71.1 million of letters of credit issued under a bilateral facility secured with cash, and $170.6 million in surety bonds outstanding primarily for our systems business projects. The available bonding capacity under our surety lines was $622.4 million as of March 31, 2015.

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

Product warranty activities during the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Product warranty liability, beginning of period	$223,057	$198,041
Accruals for new warranties issued	6,740	11,269
Settlements	(2,749)	(4,079)
Changes in estimate of product warranty liability	(6,643)	3,063
Product warranty liability, end of period	$220,405	$208,294
Current portion of warranty liability	$70,031	$68,266
Noncurrent portion of warranty liability	$150,374	$140,028

We have historically estimated our product warranty liability for power output and defects in materials and workmanship under normal use and service conditions to have an estimated warranty return rate of approximately 3% of modules covered under warranty. A 1% change in estimated warranty return rate would change our estimated module warranty liability by approximately $66.2 million, and a 1% change in estimated warranty return rate for balance of systems would not have a material impact on our warranty liability.

Accrued Expenses in Excess of Product Warranty

We may also accrue expenses for the cost of any voluntary remediation programs beyond our normal product warranty. As of March 31, 2015 and December 31, 2014, accrued expenses in excess of our product warranty were $25.2 million and $30.9 million, of which $8.8 million and $7.8 million, respectively, were classified as current and $16.4 million and $23.1 million, respectively, were classified as noncurrent and included in “Accrued expenses” and “Other liabilities,” respectively, on our condensed consolidated balance sheets. Our estimates for such remediation programs are based on an evaluation of available information including the estimated number of potentially affected solar modules, historical experience related to our remediation efforts, customer provided data related to potentially affected systems, estimated costs for performing removal, replacement, and logistical services, and any post-sale expenses covered under our voluntary remediation program. If any of our estimates prove incorrect, we could be required to accrue additional expenses.

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

As of March 31, 2015 and December 31, 2014, we recorded $1.0 million and $4.3 million, respectively, of estimated obligations under such arrangements, of which $1.0 million and $4.3 million, respectively, was classified as “Other current liabilities” in the accompanying condensed consolidated balance sheets.

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

Contingent Consideration

In connection with our TetraSun and Solar Chile acquisitions, we agreed to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted project and module shipment volume milestones. We have recognized $5.0 million and $4.9 million of current liabilities and $14.8 million and $14.7 million of long-term liabilities for these contingent obligations based on their estimated fair value as of March 31, 2015 and December 31, 2014, respectively.

We continually seek to make additions to our advanced-stage project pipeline. We are actively developing our early to mid-stage project pipeline in order to secure PPAs and we are also pursuing opportunities to acquire advanced-stage projects, which already have PPAs in place. In connection with these project acquisitions, we may agree to pay additional amounts to project sellers upon achievement of certain project-related milestones, such as obtaining a purchase price agreement, obtaining financing, and selling to a new owner. We recognize an estimated project acquisition contingent liability when we determine that such liability is both probable and reasonably estimable, and the carrying amount of the related project asset is correspondingly increased. As of March 31, 2015 and December 31, 2014, we have recorded $7.7 million and $31.9 million of current liabilities, respectively, and

$2.4 million and $2.4 million of long-term liabilities, respectively, for such contingent obligations. Any future differences between the acquisition-date contingent obligation estimate and the ultimate settlement of the obligations will be recognized primarily as an adjustment to project assets, as contingent payments are considered direct and incremental to the underlying value of the related projects.

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

For modules covered under this program, we record our collection and recycling obligation within “Cost of sales” at the time of sale based on the estimated present value of the cost to collect and recycle covered solar modules. We estimate the cost of our collection and recycling obligations based on the present value of the expected probability weighted future cost of collecting and recycling the solar modules, which includes estimates for the cost of packaging the solar modules for transport, the cost of freight from the solar module installation sites to a recycling center, the material, labor, capital costs, and scale of recycling centers, and an estimated third-party profit margin and return on risk for collection and recycling services. We base this estimate on (i) our experience collecting and recycling our solar modules and on our expectations about future developments in recycling technologies and processes, (ii) economic conditions at the time the solar modules will be collected and recycled, and (iii) the expected timing of when our solar modules will be returned for recycling. In the periods between the time of our sales and the settlement of our collection and recycling obligations, we accrete the carrying amount of the associated liability by applying the discount rate used for its initial measurement. We classify accretion as an operating expense within “Selling, general and administrative” expense on our condensed consolidated statement of operations. We periodically review our estimates of the expected future recycling costs and may adjust our liability accordingly.

Our module collection and recycling liability at March 31, 2015 and December 31, 2014 was $236.2 million and $246.3 million, respectively. A 1% increase in the annualized inflation rate used in our estimated future collection and recycling cost per module would increase our liability by $58.5 million, and a 1% decrease in that rate would decrease our liability by $47.9 million.

The percentage of modules sold that were subject to our solar module collection and recycling liability was 7% and 56% for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

See Note 5. “Restricted Cash and Investments” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

Legal Proceedings

We are party to legal matters and claims that are normal in the course of our operations. While we believe that the ultimate outcome of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows, the outcome of these matters is not determinable with certainty, and negative outcomes may adversely affect us.

Class Action

On March 15, 2012, a purported class action lawsuit titled Smilovits v. First Solar, Inc., et al., Case No. 2:12-cv-00555-DGC, was filed in the United States District Court for the District of Arizona (hereafter “Arizona District Court”) against the Company and certain of our current and former directors and officers. The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between April 30, 2008 and February 28, 2012. The complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements regarding the Company’s financial performance and prospects. The action includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees to the putative class. The Company believes it has meritorious defenses and will vigorously defend this action.

On July 23, 2012, the Arizona District Court issued an order appointing as lead plaintiffs in the class action the Mineworkers’ Pension Scheme and British Coal Staff Superannuation Scheme (collectively “Pension Schemes”). The Pension Schemes filed an amended complaint on August 17, 2012, which contains similar allegations and seeks similar relief as the original complaint. Defendants filed a motion to dismiss on September 14, 2012. On December 17, 2012, the court denied Defendants’ motion to dismiss. On October 8, 2013, the Arizona District Court granted the Pension Schemes’ motion for class certification, and certified a class comprised of all persons who purchased or otherwise acquired publicly traded securities of the Company between April 30, 2008 and February 28, 2012 and were damaged thereby, excluding defendants and certain related parties. Merits discovery closed on February 27, 2015. Defendants filed a motion for summary judgment on March 27, 2015, and plaintiffs filed a cross motion for partial summary judgment on the same day. Plaintiffs and Defendants filed briefs opposing the other’s motion for summary judgment on April 27, 2015, and briefing on the motions for summary judgment is set to conclude on May 27, 2015. Oral argument on the motions for summary judgment is currently scheduled for June 25, 2015. Expert discovery is scheduled to commence after the motions for summary judgment have been resolved.

Given the pending motions for summary judgment, remaining discovery, and the uncertainties of trial, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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

On July 16, 2013, a derivative complaint was filed in the Superior Court of Arizona, Maricopa County, titled Bargar, et al. v. Ahearn, et al., Case No. CV2013-009938, by a putative shareholder against certain current and former directors and officers of the Company. The complaint contains similar allegations to the Delaware and Arizona derivative cases, and includes claims for, among other things, breach of fiduciary duties, insider trading, unjust enrichment, and waste of corporate assets. By court order on October 3, 2013, the Superior Court of Arizona, Maricopa County granted the parties’ stipulation to defer defendants’ response to the complaint pending resolution of the Smilovits class action or expiration of the stay issued in the consolidated derivative actions in the Arizona District Court. On November 5, 2013, the matter was placed on the court’s inactive calendar. The parties have jointly sought and obtained multiple requests to continue the action on the inactive calendar. Most recently, on March 27, 2015, the court ordered that the action shall remain on its inactive calendar until July 31, 2015.

The Company believes that plaintiffs in the derivative actions lack standing to pursue litigation on behalf of First Solar. The derivative actions are still in the initial stages and there has been no discovery. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

Department of Labor Proceeding

In March 2015, the Wage and Hour Division of the U.S. Department of Labor (the “DOL”) notified our wholly-owned subsidiary First Solar Electric, LLC (“FSE”) of the DOL’s findings following a labor standards compliance review under the Davis Bacon and Related Acts at the Agua Caliente project in southwestern Arizona. FSE served as the general contractor for the project. The DOL alleges that certain workers at the project were misclassified and, as a result of that misclassification, were not paid the required prevailing wage. We disagree with certain of the DOL’s investigative findings and currently are pursuing an administrative review of this matter. Possible adverse outcomes include the payment of back wages and debarment of FSE and its affiliates from doing certain business with the U.S. federal government. We cannot predict the ultimate outcome of the DOL proceeding.

13. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as share-based compensation expense over the required or estimated service period for awards expected to vest. The share-based compensation expense that we recognized in our condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Share-based compensation expense included in:
Cost of sales	$3,404	$5,310
Research and development	1,169	1,252
Selling, general and administrative	7,494	6,736
Production start-up	12	—
Total share-based compensation expense	$12,079	$13,298

The following table presents our share-based compensation expense by type of award for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Restricted and performance stock units	$10,952	$12,520
Unrestricted stock	331	331
Stock purchase plan	315	249
	11,598	13,100
Net amount (absorbed into) released from inventory	481	198
Total share-based compensation expense	$12,079	$13,298

Share-based compensation expense capitalized in inventory was $4.8 million and $5.3 million at March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, we had $56.8 million of unrecognized share-based compensation expense related to unvested restricted and performance stock units including, our stock purchase plan, which we expect to recognize as expense over a weighted-average period of approximately 1.4 years.

The estimated forfeiture rate used to record compensation expense is based on historical forfeitures and is adjusted periodically based on actual results. At March 31, 2015 and 2014, our forfeiture rates were 9.5% and 9.5%, respectively.

14. Income Taxes

Our effective tax rates were (8.8)% and 20.5% for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate decreased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily as a result of a greater percentage of profits earned in lower tax jurisdictions, partially offset by the remeasurement of uncertain tax positions. The provision for income taxes differed from the amount computed by applying the statutory U.S. federal rate of 35% primarily due to the benefit associated with foreign income taxed at lower rates, including the beneficial impact of our Malaysian tax holiday, partially offset by additional tax expense attributable to losses in jurisdictions for which no tax benefits could be recorded.

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

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740. It is reasonably possible that $13.4 million of uncertain tax positions will be recognized within the next 12 months.

In April 2015, we received a private letter ruling in a foreign jurisdiction related to the timing of the deduction for certain of our obligations. Our historical position has been to treat these obligations as currently deductible. This treatment ultimately resulted in no tax benefit to the income statement due to an income tax holiday in the jurisdiction. In accordance with the private letter ruling, we will begin treating these obligations as deductible when we actually make payments on the obligations, which are expected to occur subsequent to the expiration of the tax holiday. During the three months ended June 30, 2015, we expect to record a benefit of approximately $42 million through the tax provision to establish a deferred tax asset associated with the future deductibility of these obligations.

We are subject to audit by various state, local, and foreign tax authorities. During the three months ended March 31, 2015, we settled a tax audit in Spain, which resulted in a discrete tax expense of $2.5 million during the quarter. We also continue to have discussions regarding an ongoing dispute with the German taxing authorities. We believe that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed by our tax audits are resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

15. Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per share is computed giving effect to all potentially dilutive common stock, including employee stock options, restricted and performance stock units, and stock purchase plan shares, unless there is a net loss for the period. In computing diluted net (loss) income per share, we utilize the treasury stock method.

The calculation of basic and diluted net (loss) income per share for the three months ended March 31, 2015 and 2014 was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Basic net (loss) income per share
Numerator:
Net (loss) income	$(62,292)	$112,007
Denominator:
Weighted-average common shares outstanding	100,375	99,591

Diluted net (loss) income per share
Denominator:
Weighted-average common shares outstanding	100,375	99,591
Effect of restricted and performance stock units and stock purchase plan shares	—	2,231
Weighted-average shares used in computing diluted net income per share	100,375	101,822

	Three Months Ended March 31,
	2015	2014
Per share information - basic:
Net (loss) income per share	$(0.62)	$1.12

Per share information - diluted:
Net (loss) income per share	$(0.62)	$1.10

The following number of outstanding employee stock options, restricted and performance stock units, and stock purchase plan shares were excluded from the computation of diluted net income per share for the three months ended March 31, 2015 and 2014 as they would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2015	2014
Anti-dilutive shares	1,413	164

16. Comprehensive (Loss) Income and Accumulated Other Comprehensive Income

Comprehensive (loss) income, which includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, the impact of which has been excluded from net (loss) income and reflected as components of stockholders’ equity, was as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(62,292)	$112,007
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(15,393)	60
Unrealized gain on marketable securities and restricted investments for the period, net of tax of $(2,057) and $(1,662)	38,287	20,176
Less: reclassification for (gains) included in net income (loss), net of tax of $0 and $0	—	—
Unrealized gain on marketable securities and restricted investments	38,287	20,176
Unrealized (loss) on derivative instruments for the period, net of tax of $1,637 and $1,463	(7,049)	(1,872)
Less: reclassification for losses (gains) included in net income (loss), net of tax of $(830) and $0	5,489	(473)
Unrealized (loss) on derivative instruments	(1,560)	(2,345)
Other comprehensive income, net of tax	21,334	17,891
Comprehensive (loss) income	$(40,958)	$129,898

Components and details of accumulated other comprehensive income at March 31, 2015 and 2014 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2014	$(53,337)	$102,299	$1,178	$50,140
Other comprehensive (loss) income before reclassifications	(15,393)	38,287	(7,049)	15,845
Amounts reclassified from accumulated other comprehensive income	—	—	5,489	5,489
Net other comprehensive (loss) income	(15,393)	38,287	(1,560)	21,334
Balance as of March 31, 2015	$(68,730)	$140,586	$(382)	$71,474

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2013	$(34,190)	$11,558	$(3,144)	$(25,776)
Other comprehensive income (loss) before reclassifications	60	20,176	(1,872)	18,364
Amounts reclassified from accumulated other comprehensive income	—	—	(473)	(473)
Net other comprehensive income (loss)	60	20,176	(2,345)	17,891
Balance as of March 31, 2014	$(34,130)	$31,734	$(5,489)	$(7,885)

Details of Accumulated Other Comprehensive Income	Amount Reclassified for the Three Months Ended March 31,		Income Statement Line Item
	2015	2014
Gains and (losses) on derivative contracts
Foreign exchange forward contracts	$352	$—	Net sales
Foreign exchange forward contracts	(3,213)	—	Cost of sales
Interest rate and cross currency swap contracts	(112)	(259)	Interest expense, net
Cross currency swap contract	(3,346)	732	Foreign currency loss, net
	(6,319)	473	Total before tax
	830	—	Tax benefit
	$(5,489)	$473	Total net of tax

17. Segment Reporting

We operate our business in two segments. Our components segment involves the design, manufacture, and sale of solar modules, which convert sunlight into electricity. We primarily manufacture cadmium telluride (“CdTe”) modules and have also begun manufacturing high-efficiency crystalline silicon modules. Third-party customers of our components segment include project developers, system integrators, and owners and operators of PV solar power systems.

Our second segment is our fully integrated systems business (“systems segment”), through which we provide complete turn-key PV solar power systems, or solar solutions, that draw upon our capabilities, which include (i) project development, (ii) EPC services, (iii) O&M services, and (iv) project finance expertise. We may provide our full EPC services or any combination of individual products and services within our EPC capabilities depending upon the customer and market opportunity. All of our systems segment products and services are for PV solar power systems which primarily use our solar modules, and such products and services are sold directly to investor-owned utilities, independent power developers and producers, commercial and industrial companies, and other system owners. Additionally within our systems segment, we may hold and operate certain of our PV solar power systems based on strategic opportunities.

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

See Note 24. “Segment and Geographical Information” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a complete discussion of our segment reporting.

Financial information about our reportable segments during the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Components	Systems	Total	Components	Systems	Total
Net sales	$225,617	$243,592	$469,209	$316,858	$633,300	$950,158
Gross profit	$19,389	$19,592	$38,981	$25,088	$211,623	$236,711
Depreciation and amortization expense	$59,811	$3,418	$63,229	$53,131	$7,979	$61,110
(Loss) income before income taxes	$(29,432)	$(38,666)	$(68,098)	$(29,426)	$170,258	$140,832

	March 31, 2015			March 31, 2014
	Components	Systems	Total	Components	Systems	Total
Goodwill	$16,152	$68,833	$84,985	$16,152	$68,833	$84,985
Total assets	$4,132,231	$2,542,443	$6,674,674	$3,931,076	$2,445,277	$6,376,353

Product Revenue

The following table sets forth the total amounts of solar module and solar power system net sales recognized for the three months ended March 31, 2015 and 2014. For the purposes of the following table, (i) “Solar module revenue” is composed of total revenues from the sale of solar modules to third parties, which does not include any systems segment product or service offerings and (ii) “Solar power system revenue” is composed of total revenues from the sale of our solar power systems and related products and services, including the solar modules installed in such solar power systems along with revenue generated from our PV solar power systems (in thousands):

	Three Months Ended March 31,
	2015	2014
Solar module revenue	$101,133	$41,001
Solar power system revenue	368,076	909,157
Net sales	$469,209	$950,158

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933, which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs, warranties, solar module efficiency and balance of systems (“BoS”) cost reduction roadmaps, restructuring, product reliability, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; our ability to reduce the costs to construct PV solar power systems; research and development programs and our ability to improve the conversion efficiency of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” and the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in Part I, Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere in this Quarterly Report on Form 10-Q, Current Reports on Form 8-K, and other reports filed with the SEC. You should carefully consider the risks and uncertainties described under this section.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “the Company,” “we,” “our,” “us,” and “First Solar” refer to First Solar, Inc. and its subsidiaries. When referring to our manufacturing capacity, total sales, and solar module sales, the unit of electricity in watts for megawatts (“MW”) and gigawatts (“GW”) is direct current (“DC”) unless otherwise noted. When referring to our PV solar power systems, the unit of electricity in watts for MW and GW is alternating current (“AC”) unless otherwise noted.

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

Certain highlights of our financial results and other key developments include the following:

•
Net sales for the three months ended March 31, 2015 decreased by 51% to $469.2 million compared to $950.2 million for the same period in 2014. The decrease in net sales was driven by lower systems project revenue, partially offset by higher third-party module net sales. The decrease in systems project revenue was primarily attributable to the completion, or substantial completion, of our Campo Verde, Topaz, and Desert Sunlight projects in prior periods, partially offset by higher revenue from our AGL Nyngan and Copper Mountain 2 projects. The increase in third-party module net sales was due to higher volume of watts sold, partially offset by a decrease in the average selling price per watt.

•
Gross profit for the three months ended March 31, 2015 decreased 16.6 percentage points to 8.3% from 24.9% for the same period in 2014. The decrease in gross profit was primarily the result of lower systems business project net sales and a mix of lower gross profit systems projects sold and under construction during the period.

•
As of March 31, 2015, we had 30 installed production lines with an annual global manufacturing capacity of approximately 2.7 GW at our manufacturing plants in Perrysburg, Ohio and Kulim, Malaysia. We produced 0.5 GW DC of solar modules during the three months ended March 31, 2015 which represented a 25.0% increase from the same period in 2014. This increase in production was driven in part by higher module efficiency. We expect to produce approximately 2.5 GW of solar modules during 2015.

•
During the three months ended March 31, 2015, we ran our factories at approximately 87% capacity utilization, which represented a 5 percentage point increase from the three months ended March 31, 2014.

•	The average conversion efficiency of our modules was 14.7% in the three months ended March 31, 2015, which was an improvement of 1.2 percentage points from the three months ended March 31, 2014.

•
New bookings during the period from February 25, 2015 to April 30, 2015 included a 300 MW AC Module Plus arrangement with Strata Solar, which incorporates our solar modules and certain BoS components, a 103 MW AC solar power project in the southeastern United States, 55 MW AC of solar power projects in India, a 26 MW AC solar power project in Honduras, and an 18 MW AC solar power project in Turkey.

•
As described below under “Certain Trends and Uncertainties — 8point3 Energy Partners LP,” in March 2015, we and SunPower Corporation entered into a master formation agreement to form a joint venture to own, operate, and acquire solar energy generation projects.

Market Overview

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. In the aggregate, we believe manufacturers of solar modules and cells have installed significant production capacity in relation to global demand. We believe the solar industry will continue to experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will put pressure on pricing. Additionally, intense competition at the systems level can result in an environment in which pricing falls rapidly, thereby further increasing demand for solar energy solutions but constraining the ability for project developers, EPC companies, and/or vertically-integrated solar companies such as First Solar to sustain meaningful and consistent profitability. In light of such market realities, we continue to execute our long term strategic plan (“Long Term Strategic Plan”) described below, under which we are focusing on our competitive strengths. A key core strength is our differentiated, vertically-integrated business model that enables us to provide utility-scale PV solar energy solutions to sustainable geographic markets that have an immediate need for mass-scale PV electricity.

These worldwide solar markets continue to develop, in part aided by demand elasticity resulting from declining industry average selling prices, both at the module and system level, which make solar power more affordable to new markets, and we have continued to develop our localized presence and expertise in these markets. We are developing, constructing, or operating multiple solar projects around the world, many of which are the largest or among the largest in their regions. In North America, we continue to execute on our advanced-stage utility-scale project pipeline, which includes the construction of some of the world’s largest PV solar power systems. We expect a substantial portion of our consolidated net sales, operating income, and cash flows through the end of 2016 to be derived from these projects. We continue to advance the development and selling efforts for the other projects included in our advanced-stage utility-scale project pipeline and also continue to develop our early-to-mid stage project pipeline and evaluate acquisitions of projects to continue to add to our advanced-stage utility-scale project pipeline.

Lower industry module and system pricing, while currently challenging for certain solar manufacturers (particularly manufacturers with high cost structures), is expected to continue to contribute to global market diversification and volume elasticity. Over time, declining average selling prices are consistent with the erosion of one of the primary historical constraints to widespread solar market penetration, its affordability. In the near term, however, declining average selling prices could adversely affect our results of operations. If competitors reduce pricing to levels below their costs, bid aggressively low prices for PPAs and EPC agreements, or are able to operate at negative or minimal operating margins for sustained periods of time, our results of operations could be further adversely affected. We continue to mitigate this uncertainty in part by executing on and building our advanced-stage utility-scale systems pipeline, executing on our module efficiency improvement and BoS cost reduction roadmaps, adjusting our production plans and capacity utilization, and continuing the development of worldwide geographic markets.

We continue to face intense competition from manufacturers of crystalline silicon solar modules and other types of solar modules and PV systems. Solar module manufacturers compete with one another in several product performance attributes, including reliability and selling price per watt, and, with respect to PV solar power systems, net present value, return on equity, and levelized cost of electricity (“LCOE”), meaning the net present value of total life cycle costs of the PV solar power system divided by the quantity of energy which is expected to be produced over the system’s life. We believe we are among the lowest cost PV module manufacturers in the solar industry on a module cost per watt basis, based on publicly available information. This cost competitiveness is reflected in the price at which we sell our modules and fully integrated PV solar power systems and enables our systems to compete favorably. Our cost competitiveness is based in large part on our proprietary technology (which enables us to produce a module in less than 2.5 hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), our scale, and our operational excellence. In addition, our CdTe modules use approximately 1-2% of the amount of the polysilicon that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels. Polysilicon costs have had periods of decline over the past several years, contributing to a decline in our manufacturing cost competitiveness over traditional crystalline silicon module manufacturers. Given the lower conversion efficiency and smaller size (sometimes referred to as form factor) of our modules compared to certain types of crystalline silicon modules, there may be higher BoS costs associated with systems using our modules. Thus, to compete effectively on the basis of LCOE, our modules need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules with higher conversion efficiencies. We continue to focus on improving our module conversion efficiencies and reducing BoS costs associated with PV solar power systems using our modules. We believe we can continue to reduce BoS costs by improving module conversion efficiencies, leveraging volume procurement around standardized hardware platforms, using innovative installation techniques and know how, and accelerating installation times to reduce labor costs. BoS costs can represent a significant portion of the costs associated with the construction of a typical utility-scale PV solar power system.

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

As we continue to expand our systems business into sustainable markets, we can offer value beyond solar modules, reduce our exposure to module-only competition, provide differentiated product offerings to minimize the impact of solar module commoditization, and provide comprehensive utility-scale PV solar power system solutions that reduce solar electricity costs. Thus, our systems business allows us to play a more active role than many of our competitors in managing the demand for our solar modules. Finally, we continue to form and develop strong relationships with our customers and strategic partners around the world and continue to develop our range of product offerings, including EPC capabilities and O&M services, in order to enhance the competitiveness of systems using our solar modules. For example, we have and expect in the future to form joint ventures or other business arrangements with project developers in certain strategic markets in order to provide our modules and utility-scale PV solar energy solutions to the projects developed by such ventures.

Certain Trends and Uncertainties

We believe that our continuing operations may be favorably or unfavorably impacted by the following trends and uncertainties that may affect our financial condition and results of operations. See Part I, Item 1A: “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015 and the risks described elsewhere in this report (the “Risk Factors”) for a discussion of other risks that may affect our financial condition and results of operations.

Long Term Strategic Plan

In executing our Long Term Strategic Plan we are focusing on providing PV solar energy solutions using our modules to sustainable geographic markets that we believe have a compelling need for mass-scale PV electricity, including markets throughout the Americas, Asia, Australia, the Middle East, and Africa. As part of our Long Term Strategic Plan, we are focusing on opportunities in which our PV solar energy solutions can compete directly with fossil fuel offerings on an LCOE or similar basis, or complement such fossil fuel electricity offerings. Execution of the Long Term Strategic Plan entails a reallocation of resources around the globe, in particular, dedicating resources to regions such as Latin America, Asia, the Middle East, and Africa. We are evaluating and closely managing the appropriate level of resources required as we transition into and penetrate these specific markets. We have and intend to continue to dedicate significant capital and human resources to reduce the total installed cost of PV solar energy, to optimize the design and logistics around our PV solar energy solutions, and to ensure that our solutions integrate well into the overall electricity ecosystem of each specific market.

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

Joint ventures or other business arrangements with strategic partners are a key part of our Long Term Strategic Plan, and we use such arrangements to expedite our penetration of various markets and establish relationships with potential customers and policymakers. We also enter into ventures or strategic arrangements with customers or other entities to maximize the value of particular projects. Some of these business arrangements involve and are expected in the future to involve significant investments or other allocations of capital. We continue to develop relationships with policymakers, regulators, and end customers in these strategic markets with a view to creating markets for utility-scale PV solar power systems. We sell such systems directly to end customers, including independent power producers, utilities, retail electricity providers, and commercial and industrial customers. Depending on the market opportunity, our sales offerings may range from module-only sales, to module sales with a range of development, EPC services, and other solutions, to full turn-key PV solar power system sales. We expect these sales offerings to continue to evolve over time as we work with our customers to optimize how our PV solar energy solutions can best meet our customers’ energy and economic needs. In addition to our utility-scale power plant offerings, we have fuel displacement, commercial, industrial, and off-grid and energy access offerings.

In order to create or maintain a market position in certain strategically targeted markets, our offerings from time to time may need to be competitively priced at levels associated with minimal gross profit margins, which may adversely affect our results of operations. We expect the profitability associated with our various sales offerings to vary from one another over time, and possibly vary from our internal long-range profitability expectations and targets, depending on the market opportunity and the relative competitiveness of our offering compared with other energy solutions, fossil fuel-based or otherwise, that are available to potential customers.

We expect to use our working capital, the availability under our Revolving Credit Facility, or non-recourse or limited-recourse project financing to finance the construction of certain PV solar power systems for strategic purposes or to maximize the value of such systems at the time of sale. We may also finance the construction of other PV solar power systems, if the sale of such systems prior to the commencement of construction does not meet our economic return expectations or we cannot sell under terms and conditions that are favorable to us. From time to time, we may own and operate certain PV solar power systems, often with the intention to sell at a later date. We may also elect to construct and retain ownership interests in power plants for which there is no PPA with an off-taker, such as a utility, but rather an intent to sell the electricity produced by the system on an open contract basis. We also continue to assess and pursue business arrangements that provide access to a lower cost of capital and optimize the value of our projects. Business arrangements that can lower the cost of capital and provide other benefits relating to the project sales process, such as YieldCo arrangements (as described below and under the heading “Liquidity and Capital Resources”), have been used increasingly by renewable energy companies. Additionally, our joint ventures and other business arrangements with strategic partners have and may in the future result in us temporarily retaining a noncontrolling ownership interest in the underlying systems projects we develop, supply modules to, or construct potentially for a period of up to several years. Such business arrangements could become increasingly important to our competitive profile in markets globally, including North America. In each of the above mentioned examples, we may retain such ownership interests in a consolidated or unconsolidated separate entity.

8point3 Energy Partners LP

On March 10, 2015, 8point3 Energy Partners LP (“8point3 Energy Partners”), a limited partnership YieldCo formed by First Solar and SunPower Corporation (the “Sponsors”), filed a Registration Statement on Form S-1 with the SEC for an initial public offering (“IPO”) of Class A shares representing limited partner interests in the entity. As we previously disclosed in a Current Report on Form 8-K filed with the SEC on March 11, 2015, 8point3 Energy Partners is a limited partnership expected to own, operate, and acquire solar energy generation projects from the Sponsors. The initial project portfolio is expected to include interests in more than 0.4 GW of various solar energy projects. The entity also has rights of first offer on interests in an additional 1.1 GW of solar energy projects that are currently contracted or are expected to be contracted prior to being sold by the Sponsors. Completion of the initial public offering and related transactions is subject to the execution of definitive documentation, certain regulatory approvals, and customary closing conditions, and there can be no assurance that the offering or any other transaction will occur.

If the S-1 is declared effective and the IPO is consummated, we will at that time contribute our interests in nearly 0.3 GW of various solar energy projects (the “First Solar Contributed Assets”) to a subsidiary of 8point3 Energy Partners. After the IPO, the operations of 8point3 Energy Partners and its related entities will not be consolidated with ours. Instead, we will account for our investment in 8point3 Energy Partners and its related entities using the equity method. If the IPO occurs, the Class A share price of 8point3 Energy Partners could be volatile, and there is no assurance that the value of our ownership interests in 8point3 Energy Partners and its related entities will equal or be greater than the book value of the First Solar Contributed Assets on our condensed consolidated balance sheet before the IPO, or that we will realize a return on our investment. See Part II, Item 1A: “Risk Factors – We may be unable to successfully form the proposed YieldCo vehicle; the proposed initial public offering of the YieldCo vehicle may not occur on favorable terms or at all; and even if the proposed initial public offering is completed, we may not achieve the expected benefits.”

Construction of Some of the World’s Largest PV Solar Power Systems

We continue to execute on our advanced-stage utility-scale project pipeline and expect a substantial portion of our consolidated net sales, operating income, and cash flows through 2016 to be derived from several large projects in this pipeline, including the following contracted projects which will be among the world’s largest PV solar power systems: the 250 MW McCoy Solar Energy Project, located in Riverside County, California; the 250 MW Silver State South project, located near Primm in Clark County, Nevada; and the 150 MW Imperial Solar Energy Center West project, located in Imperial County, California. Our advanced-stage utility-scale project pipeline also includes the following projects which are not yet sold or contracted: the 300 MW Stateline project, located in San Bernardino County, California; the 280 MW California Flats project, located in Monterey County, California; the 250 MW Moapa project, located in Clark County, Nevada; and the 141 MW Luz del Norte project located near Copiapó, Chile. Please see the tables under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Systems Project Pipeline” for additional information about these and other projects within our systems business advanced-stage project pipeline. The construction progress of these projects is subject to risks and delays as described in the Risk Factors. Revenue recognition for these and other systems projects is in many cases not linear in nature due to the timing of when all revenue recognition criteria have been or are expected to be met, and consequently period-over-period comparisons of results of operations may not be meaningful. As we progress construction towards substantial completion of these PV solar power systems, we may have a larger portion of our net sales, operating income, and cash flows come from future sales of solar offerings outside of North America, pursuant to our Long Term Strategic Plan described above. North America however, will continue to represent a meaningful portion of our net sales, operating income, and cash flows through 2016 as a significant portion of our advanced-stage project pipeline, excluding the projects above, is also comprised of projects in North America.

Systems Project Pipeline

The following tables summarize, as of April 30, 2015, our approximately 3.3 GW systems business advanced-stage project pipeline. As of March 31, 2015, for the Projects Sold/Under Contract in our advanced-stage project pipeline of approximately 1.7 GW, we have recognized revenue with respect to the equivalent of approximately 0.3 GW. Such MW equivalent amount refers to the ratio of revenue recognized for the Projects Sold/Under Contract in our advanced-stage project pipeline compared to total contracted revenue for such projects, multiplied by the total MW for such projects. The remaining revenue to be recognized subsequent to March 31, 2015 for the Projects Sold/ Under Contract in our advanced-stage project pipeline is expected to be approximately $3.3 billion. The majority of such amount is expected to be recognized as revenue through the later of the substantial completion or project closing dates of the Projects Sold/Under Contract. The remaining revenue to be recognized does not have a direct correlation to expected remaining module shipments for such Projects Sold/Under Contract as expected module shipments do not represent total systems revenues and do not consider the timing of when all revenue recognition criteria are met, including timing of module installation. The actual volume of modules installed in our Projects Sold/Under Contract will be greater than the Project Size in MW AC as module volumes required for a project are based upon MW DC, which will be greater than the MW AC size pursuant to a DC-AC ratio typically ranging from 1.2 to 1.3. Such ratio varies across different projects due to various system design factors. Projects are removed from our advanced-stage project pipeline tables below once we have completed construction and after substantially all revenue has been recognized. Projects or portions of projects may also be removed from the tables below in the event an EPC contracted or partner developed project does not get permitting or financing or an unsold or uncontracted project ultimately does not get sold or contracted due to the changing economics of the project or other factors.

We continually seek to make additions to our advanced-stage project pipeline. We are actively developing our early to mid-stage project pipeline in order to secure PPAs and are also pursuing opportunities to acquire advanced-stage projects, which already have PPAs in place. New additions to our project pipeline during the period from February 25, 2015 to April 30, 2015 included a 103 MW AC solar power project in the southeastern United States, 55 MW AC of solar power projects in India, a 26 MW AC solar power project in Honduras, and an 18 MW AC solar power project in Turkey.

Projects Sold/Under Contract
(Includes uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements, including partner developed projects that we will be or are constructing)

					As of March 31, 2015
Project/Location	Project Size in MW AC (2)	PPA Contracted Partner	Third-Party Owner/Purchaser	Expected Year Revenue Recognition Will Be Completed By	Percentage Complete	Percentage of Revenue Recognized
McCoy, California	250	SCE	NextEra (3)	2016	7%	7%
Silver State South, Nevada	250	SCE	NextEra	2016	12%	11%
Astoria, California	175	(11)	Recurrent (3)	2016	—%	—%
AGL, Australia	155	AGL	AGL (3) (8)	2015	69%	69%
Imperial Energy Center West, California	150	SDG&E	Tenaska (3)	2016	12%	12%
Taylor, Georgia	147	(11)	Southern Company (3)	2016	—%	—%
Southeastern United States	103	(11)	(3) (11)	2016	—%	—%
Decatur Parkway Solar, Georgia	83	Georgia Power	Southern Company (3)	2015	12%	12%
North Star, California	60	PG&E	Southern Company (1)	2015	77%	—%
Copper Mountain 2, Nevada	58	PG&E	Sempra (3)	2015 (4)	92%	92%
Shams Ma’an, Jordan	53	NEPCO (13)	(3) (11)	2016	1%	—%
Seville, California	52	Seville Solar	Seville Solar (3)	2015	1%	—%
CID Solar and Cottonwood, California	43	PG&E/Marin Clean Energy	EDF Renewable Energy (3)	2015	94%	94%
Elm City, North Carolina	40	UOG (17)	Duke (3)	2015	2%	—%
Lost Hills, California	32	PG&E	Southern Company (1)	2015 (9)	92%	—%
Terra Solar, Honduras	26	ENEE (16)	Grupo Terra (3)	2015	25%	—%
Total	1,677

Projects with Executed PPA Not Sold/Not Contracted

Project/Location	Fully Permitted	Project Size in MW AC (2)	PPA Contracted Partner	Expected or Actual Substantial Completion Year	Percentage Complete as of March 31, 2015
Tribal Solar	No	310	SCE	2019	1%
Stateline, California	Yes	300	SCE	2016	17%
California Flats, California	No	280	PG&E/Apple Inc. (6)	2016 (7)	7%
Moapa, Nevada	Yes	250	LADWP	2015	22%
India (Multiple Locations)	No	200	TSSPDCL / APSPDCL (14)	2015/2016	12%
Luz del Norte, Chile	Yes	141	(12)	2015	47%
Cuyama, California	Yes	40	PG&E	2015/2016 (7)	9%
Kingbird, California	Yes	40	SCPPA (10)/ City of Pasadena	2015	7%
Portal Ridge, California	Yes	31	PG&E/SCE (15)	2015	7%
Barilla, Texas	Yes	30	(5)	2015	89%
Dedeman, Turkey	No	18	(12)	2018	2%
Total		1,640

(1)	Controlling interest in the project sold to Southern Company in April 2015

(2)
The volume of modules installed in MW DC (“direct current”) will be higher than the MW AC (“alternating current”) size pursuant to a DC-AC ratio typically ranging from 1.2 to 1.3; such ratio varies across different projects due to various system design factors

(3)	Represents an EPC contract or partner developed project

(4)	First 92 MW AC phase was completed in 2012; remaining phase is 58 MW AC for which substantial completion is expected in 2015

(5)	Short term PPA with MP2 Energy LLC for approximately 40% of the output from the first 22 MW AC phase of the project

(6)	PG&E 150 MW AC and Apple Inc. 130 MW AC

(7)	PG&E PPA term does not begin until 2019

(8)	First Solar will own five percent of projects (102 MW AC Nyngan and 53 MW AC Broken Hill)

(9)	Project has short-term PPA that begins in 2015 with PG&E PPA beginning in 2019

(10)	SCPPA is defined as Southern California Public Power Authority; SCPPA 20 MW AC and City of Pasadena 20 MW AC

(11)	Contracted but not specified

(12)	No PPA - Electricity to be sold on an open contract basis

(13)	NEPCO is defined as National Electric Power Company, the country of Jordan’s regulatory authority for power generation and distribution and a consortium of investors

(14)
TSSPDCL is defined as Southern Power Distribution Company of Telangana State Ltd and consists of 120 MW AC of projects with expected completion in 2015 and 2016; and APSPDCL is defined as Andhra Pradesh Southern Power Distribution Company Ltd and consists of 80 MW AC of projects with expected completion in 2016

(15)	PG&E 11 MW AC and SCE 20 MW AC

(16)	ENEE is defined as Empresa Nacional de Energía Eléctrica

(17)	UOG is defined as Utility Owned Generation

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	91.7%	75.1%
Gross profit	8.3%	24.9%
Research and development	7.4%	4.1%
Selling, general and administrative	14.4%	6.2%
Production start-up	1.4%	—%
Operating (loss) income	(14.9)%	14.7%
Foreign currency loss, net	(0.3)%	(0.1)%
Interest income	1.1%	0.5%
Interest expense, net	—%	—%
Other expense, net	(0.3)%	(0.2)%
Income tax benefit (expense)	1.3%	(3.0)%
Equity in earnings of unconsolidated affiliates, net of tax	—%	—%
Net (loss) income	(13.3)%	11.8%

Segment Overview

We operate our business in two segments. Our components segment involves the design, manufacture, and sale of solar modules, which convert sunlight into electricity, and our systems segment includes the development, construction, operation, and maintenance of PV solar power systems, which primarily use our solar modules.

See Note 17. “Segment Reporting” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for more information.

See also Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Systems Project Pipeline” for a description of the systems projects in our advanced-stage project pipeline. Due to the distinct size, profitability, and terms of the underlying sales arrangements for each systems project under construction, the timing of meeting all revenue recognition criteria may create uneven net sales and gross profit patterns, making year-over-year comparisons less meaningful.

Product Revenue

The following table sets forth the total amounts of solar module and solar power system net sales for the three months ended March 31, 2015 and 2014. For the purpose of the following table, (a) solar module revenue is composed of total net sales from the sale of solar modules to third parties, and (b) solar power system revenue is composed of total net sales from the sale of PV solar power systems and related services and solutions including the solar modules installed in the PV solar power systems we develop and construct along with revenue generated from our PV solar power systems (in thousands):

	Three Months Ended March 31,
	2015	2014	Three Month Period Change
Solar module revenue	$101,133	$41,001	$60,132	147%
Solar power system revenue	368,076	909,157	(541,081)	(60)%
Net sales	$469,209	$950,158	$(480,949)	(51)%

Solar module revenue to third parties increased $60.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to a 197% increase in the volume of watts sold, partially offset by a 17% reduction in the average selling price per watt.

Solar power system revenue decreased $541.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the size of projects under construction between these periods as well as the timing of when all revenue recognition criteria were met. Specifically, the decrease was primarily attributable to the completion, or substantial completion, of our Campo Verde, Topaz, and Desert Sunlight projects in prior periods, partially offset by higher revenue from our AGL Nyngan and Copper Mountain 2 projects. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Systems Project Pipeline” for the percentage complete and percentage of revenue recognized for current projects.

As a percentage of total net sales, our solar power systems, which include both our EPC revenue and solar modules used in systems projects, decreased from 96% to 78% of total net sales during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The shift in the mix of net sales was driven by increased demand for solar modules combined with lower solar power system net sales due to the size of projects under construction during the periods and the timing of when all revenue recognition criteria were met.

Three Months Ended March 31, 2015 and 2014

Net sales

Components Business

We generally price and sell our solar modules per watt of name plate power. During the three months ended March 31, 2015, a significant portion of net sales from the components business related to modules included in our PV solar power systems described below under “Net sales — Systems Business.” Other than the modules included in our PV solar power systems, we sold the majority of our solar modules to PV solar power system project developers, system integrators, and operators who own, operate, or construct solar projects in India, Great Britain, and Israel.

From time to time we enter into module sales agreements with customers worldwide for specific projects or volumes of modules. Such agreements are generally not long term in nature. During the three months ended March 31, 2015 and 2014, 9% and 57%, respectively, of our components business net sales, excluding modules installed in our PV solar power systems, were denominated in Euros and were subject to fluctuations in the exchange rate between the Euro and U.S. dollar.

Under our standard sales contracts for solar modules, we transfer title and risk of loss to the customer and recognize revenue upon shipment. Pricing is typically fixed or determinable at the time of shipment, and our customers generally do not have extended payment terms or rights of return under these contracts. Our revenue recognition policies for the components business are described further in Note 2. “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Systems Business

Through our fully integrated systems business, we provide a complete turn-key solar power system solution using our solar modules, which may include project development, EPC services, O&M services, and project finance expertise. Additionally, we may own and operate certain PV solar power systems, which are also included within our systems business. Revenue recognition for our systems projects are in many cases not linear in nature due to the timing of when all revenue recognition criteria are met, and consequently, period-over-period comparisons of results of operations may not be meaningful. We typically use the percentage-of-completion method using actual costs incurred over total estimated costs to construct a project (including module costs) as our standard accounting policy and apply this method after all revenue recognition criteria have been met. There are also many instances in which we recognize revenue after a project has been completed, primarily due to a project not being sold prior to completion or because all revenue recognition criteria are not met until the project is completed. Our revenue recognition policies for the systems business are described in further detail in Note 2. “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The following table shows net sales by reportable segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Three Month Period Change
Components	$225,617	$316,858	$(91,241)	(29)%
Systems	243,592	633,300	(389,708)	(62)%
Net sales	$469,209	$950,158	$(480,949)	(51)%

Net sales from our systems segment, which excludes solar modules used in our systems projects, decreased by $389.7 million, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to lower net sales from the completion, or substantial completion, of our Campo Verde, Topaz, and Desert Sunlight projects in prior periods, partially offset by higher revenue from our AGL Nyngan and Copper Mountain 2 projects. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Systems Project Pipeline” for information regarding the percentage complete and percentage of revenue recognized for our current projects. Net sales from our components segment, which includes solar modules used in our systems projects, decreased $91.2 million primarily due to a 16% decrease in average selling prices and a 15% decrease in the volume of watts sold.

Cost of sales

Components Business

Our cost of sales includes the cost of raw materials and components for manufacturing solar modules, such as glass, transparent conductive coatings, cadmium telluride and other thin film semiconductors, laminate materials, connector assemblies, edge seal materials, and other materials and components. In addition, our cost of sales includes direct labor for the manufacturing of solar modules and manufacturing overhead such as engineering, equipment maintenance, environmental health and safety, quality and production control, information technology, and procurement costs. Our cost of sales also includes depreciation of manufacturing plant and equipment, facility-related expenses, and costs associated with shipping, warranties, and our solar module collection and recycling obligation (excluding accretion).

We include the sale of our solar modules manufactured by our components business and used by our systems business within net sales of our components business. Therefore, the related cost of sales is also included within our components business.

Systems Business

For our systems business, project-related costs include standard EPC costs (consisting primarily of BoS costs for inverters, electrical and mounting hardware, project management and engineering costs, and construction labor costs), site specific costs, and development costs (including transmission upgrade costs, interconnection fees, and permitting costs).

The following table shows cost of sales by reportable segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Three Month Period Change
Components	$206,228	$291,770	$(85,542)	(29)%
Systems	224,000	421,677	(197,677)	(47)%
Total cost of sales	$430,228	$713,447	$(283,219)	(40)%
% of net sales	91.7%	75.1%

Our cost of sales decreased $283.2 million, or 40%, and increased 16.6 percentage points as a percentage of net sales for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in cost of sales was driven by a $197.7 million decrease in our systems segment cost of sales primarily for lower construction and development costs associated with the size of projects under construction during the periods and the timing of when all revenue recognition criteria were met. Our components segment cost of sales decreased by $85.5 million primarily as a result of the following:

•	Lower costs of $40.3 million associated with the reduced volume of modules sold as part of our systems business projects;

•	Continued manufacturing cost reductions of $26.6 million; and

•
Lower underutilization penalties of $17.5 million due to the improved capacity utilization of our manufacturing facilities. During the three months ended March 31, 2015, we ran our factories at approximately 87% capacity utilization, which represented a 5 percentage point increase from the three months ended March 31, 2014.

Gross profit

Gross profit is affected by numerous factors, including the selling prices of our modules and systems, our manufacturing costs, BoS costs, project development costs, the effective capacity utilization of manufacturing facilities, and foreign exchange rates. Gross profit is also affected by the mix of net sales generated by our components and systems businesses. Gross profit for our systems business excludes the net sales and cost of sales for solar modules used in our systems projects as these amounts are included in the gross profit of our components business. As we move to a higher mix of third-party EPC only contracts, the gross profit on these contracts could be lower than gross profit on our self-developed projects.

The following table shows gross profit for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Three Month Period Change
Gross profit	$38,981	$236,711	$(197,730)	(84)%
% of net sales	8.3%	24.9%

Gross profit decreased 16.6 percentage points to 8.3% during the three months ended March 31, 2015 from 24.9% during the three months ended March 31, 2014, primarily due to lower systems project net sales and a mix of lower gross profit systems projects sold and under construction during the period.

Research and development

Research and development expense consists primarily of salaries and personnel-related costs, the cost of products, materials, and outside services used in our process and product research and development activities for both the components and systems businesses, and depreciation and amortization expense associated with research and development specific facilities and equipment. The majority of our research and development expense is attributable to our components segment. We maintain a number of programs and activities to improve our technology and processes in order to enhance the performance and reduce the costs of our solar modules and PV solar power systems using our modules.

The following table shows research and development expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Three Month Period Change
Research and development	$34,756	$38,773	$(4,017)	(10)%
% of net sales	7.4%	4.1%

The decrease in research and development expense of $4.0 million for the three months ended March 31, 2015 compared with the three months ended March 31, 2014 was primarily due to lower purchases of materials and equipment used in our research and development activities for the development of next-generation CdTe solar modules, partially offset by higher employee compensation expense.

During the three months ended March 31, 2015, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the average conversion efficiency of our CdTe solar modules from 13.5% for the three months ended March 31, 2014 to 14.7% for the three months ended March 31, 2015.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expenses, and other business development and selling expenses. Our components and systems businesses each have their own dedicated administrative key functions, such as accounting, legal, finance, project finance, human resources, procurement, and marketing. Costs for these functions are recorded and included within selling, general and administrative expense of the respective segment. Our key corporate support functions consist primarily of company-wide tax, treasury, accounting, legal, finance, investor relations, information technology, communications, government relations, and executive management. These corporate functions and the assets supporting such functions benefit both the components and systems segments. We allocate corporate costs to the components and systems segments as part of selling, general and administrative costs based upon the estimated benefits provided to each segment from these corporate functions. We determine the estimated benefits provided to each segment for these corporate costs based upon a combination of the estimated time spent by corporate employees supporting each segment and the average relative selling, general and administrative costs incurred by each segment before such corporate allocations.

The following table shows selling, general and administrative expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Three Month Period Change
Selling, general and administrative	$67,688	$58,664	$9,024	15%
% of net sales	14.4%	6.2%

Our selling, general and administrative expense for the three months ended March 31, 2015 increased by $9.0 million compared to the three months ended March 31, 2014. This increase was primarily attributable to higher expenses related to employee compensation and benefits of $5.0 million as a result of increased headcount and higher professional fees of $4.2 million associated with the proposed initial public offering of 8point3 Energy Partners LP and our continued expansion into worldwide sustainable markets.

Production start-up

Production start-up expense consists primarily of salaries and personnel-related costs and the cost of operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. Production start-up expense may also include costs related to the selection of a new site, the related legal and regulatory costs, and the costs to maintain our plant replication program, to the extent we cannot capitalize these expenditures. In general, we expect production start-up expense per production line to be higher when we build an entirely new manufacturing facility compared with the addition of new production lines at an existing manufacturing facility, primarily due to the additional infrastructure and investment required when building an entirely new facility. Production start-up expense is attributable to our components segment.

The following table shows production start-up expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Three Month Period Change
Production start-up	$6,650	$—	$6,650	100%
% of net sales	1.4%	—%

During the three months ended March 31, 2015, we incurred $6.7 million of production start-up expense related to the commencement of our TetraSun operations at our manufacturing facility in Kulim, Malaysia and the addition of two production lines at our manufacturing facility in Perrysburg, Ohio. Our TetraSun operations represent the manufacturing of crystalline silicon solar modules with proprietary high-power density, mono-crystalline technology.

Foreign currency loss, net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Three Month Period Change
Foreign currency loss, net	$(1,596)	$(579)	$(1,017)	176%

Foreign currency loss, net for the three months ended March 31, 2015 was consistent with the three months ended March 31, 2014.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, and restricted cash and investments. Interest income also includes interest received from notes receivable and any interest collected for late customer payments.

The following table shows interest income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Three Month Period Change
Interest income	$5,064	$4,321	$743	17%

Interest income for the three months ended March 31, 2015 was consistent with the three months ended March 31, 2014.

Interest expense, net

Interest expense is incurred on various debt financings. We capitalize interest expense into our project assets or property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of interest expense reported in any given period.

The following table shows interest expense, net for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Three Month Period Change
Interest expense, net	$(194)	$(410)	$216	(53)%

Interest expense, net of amounts capitalized, for the three months ended March 31, 2015 was consistent with the three months ended March 31, 2014.

Other expense, net

Other expense, net is primarily comprised of miscellaneous items, amounts excluded from hedge effectiveness, and realized gains/losses on the sale of marketable securities.

The following table shows other expense, net for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Three Month Period Change
Other expense, net	$(1,259)	$(1,774)	$515	(29)%

Other expense, net for the three months ended March 31, 2015 was consistent with the three months ended March 31, 2014.

(Loss) income before taxes and equity in earnings of unconsolidated affiliates

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Three Month Period Change
Components	$(29,432)	$(29,426)	$(6)	—%
Systems	(38,666)	170,258	(208,924)	(123)%
Total (loss) income before taxes	$(68,098)	$140,832	$(208,930)	(148)%

Components segment loss before taxes for the three months ended March 31, 2015 was consistent with the three months ended March 31, 2014.

Systems segment income before taxes decreased from $170.3 million for the three months ended March 31, 2015 to a loss of $38.7 million for the three months ended March 31, 2014. The decrease was primarily due to lower systems business project net sales and a mix of lower gross profit systems projects sold and under construction during the period.

Income tax benefit (expense)

Income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions in which we operate; principally Australia, Germany, and Malaysia. Significant judgments and estimates are required in determining our consolidated income tax expense.

The statutory federal corporate income tax rate in the United States is 35.0%, while the tax rates in Australia, Germany, and Malaysia are approximately 30.0%, 30.2%, and 25.0%, respectively. In Malaysia, we have been granted a long-term tax holiday, scheduled to expire in 2027, pursuant to which substantially all of our income earned in Malaysia is exempt from income tax.

The following table shows consolidated income tax benefit (expense) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Three Month Period Change
Income tax benefit (expense)	$5,980	$(28,853)	$34,833	(121)%
Effective tax rate	(8.8)%	20.5%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Income tax benefit (expense) decreased by $34.8 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to a decrease in pre-tax book income as well as a greater percentage of profits earned in lower tax jurisdictions.

Equity in earnings of unconsolidated affiliates, net of tax

Equity in earnings of unconsolidated affiliates, net of tax represents our proportionate share of the earnings and losses of unconsolidated affiliates with whom we have made equity method investments.

The following table shows equity in earnings of unconsolidated affiliates, net of tax for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Three Month Period Change
Equity in earnings of unconsolidated affiliates, net of tax	(174)	28	$(202)	(721)%

Equity in earnings of unconsolidated affiliates, net of tax for the three months ended March 31, 2015 was consistent with the three months ended March 31, 2014.

Critical Accounting Policies and Estimates

In preparing our financial statements in conformity with U.S. GAAP, we make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, net sales, and expenses, as well as the disclosure of contingent liabilities in our condensed consolidated financial statements and the related notes thereto. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. We base our judgments and estimates on our historical experience, our forecasts, available market information, and other available information as appropriate. We believe that the assumptions, judgments, and estimates involved in the accounting for percentage-of-completion revenue recognition, accrued solar module collection and recycling, product warranties and manufacturing excursions, accounting for income taxes, long-lived asset impairments, and goodwill have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2015.

Recent Accounting Pronouncements

See Note 3. “Recent Accounting Pronouncements” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of March 31, 2015, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities including the contracted portion of our advanced-stage project pipeline, availability under our Revolving Credit Facility considering minimum liquidity covenant requirements, and access to the capital markets will be sufficient to meet our working capital, systems project investment, and capital expenditure needs for at least the next 12 months. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. Additionally, we have an active shelf registration statement filed with the SEC for the issuance of debt or equity securities if needed.

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

As of March 31, 2015, we had $1.5 billion in cash, cash equivalents, and marketable securities compared with $2.0 billion as of December 31, 2014. Cash, cash equivalents, and marketable securities as of March 31, 2015 decreased primarily as the result of financing the construction of certain solar projects. As of March 31, 2015 and December 31, 2014, $1.2 billion and $1.4 billion, respectively, of our cash, cash equivalents, and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar and Euro denominated holdings. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Our expanding systems business requires liquidity and is expected to continue to have significant liquidity requirements in the future. The net amount of our project assets, deferred project costs, billings in excess of costs and estimated earnings, and payments and billings for deferred project costs, which approximates our net capital investment in the development and construction of PV solar power systems as of March 31, 2015 was $901.3 million. Solar power project development and construction cycles, which span the time between the identification of a site location to the commercial operation of a PV solar power system, vary substantially and can take many years to mature. As a result of these long project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such PV solar power systems. These up-front investments may include using our working capital, the availability under our Revolving Credit Facility, or entering into non-recourse or limited recourse project financing to finance the construction of our systems projects. Depending upon the size and number of projects that we are developing and self-financing the construction of, the systems business has and is expected in the future to require significant liquidity. For example, we may have to substantially complete the construction of a systems project before such project is sold. Delays in construction progress or in completing the sale of our systems projects which we are self-financing may also impact our liquidity. We have historically financed these up-front systems project investments primarily using working capital.

We are partnering with local developers on project development in new markets around the world where we may take an equity stake in a project for a number of years. We are also self-developing projects in such markets where we may hold all or a significant portion of the equity in the projects for several years. Given the duration of these investments and the currency risk relative to the U.S. dollar in some of these new markets, we are exploring local financing alternatives. Should these financing alternatives be unavailable or too cost prohibitive, we could be exposed to significant currency risk and our liquidity could be adversely impacted.

Additionally, we may elect to retain ownership of certain systems projects until substantial completion or after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a systems project at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of PV solar power system ownership, we may instead elect to own and operate such systems project, generally until such time that we can sell a project on economically attractive terms. As with traditional electricity generating assets, the selling price of a solar power plant could be higher at or post completion to reflect the elimination of construction and performance risk and other uncertainties. The decision to retain ownership of a PV solar power system impacts liquidity depending upon the size and cost of the project. We may elect to enter into temporary or long-term non-recourse or limited recourse project financing to reduce the impact on our liquidity and working capital. We are also in the process of forming a limited partnership YieldCo vehicle described under

“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Trends and Uncertainties — 8point3 Energy Partners LP” and may consider entering into similar arrangements with respect to ownership interests in certain of our projects, which could cause a portion of the economics of such arrangements to be recognized over the project’s life. We define a YieldCo as an entity that owns cash-generating infrastructure assets including solar power plants and, similar to REITs or MLPs, spins out ownership to the public markets.

The following additional considerations have impacted or are expected to impact our liquidity and capital resources for the remainder of 2015 and beyond:

•
The amount of accounts receivable, unbilled and retainage as of March 31, 2015 was $81.6 million, which included $57.8 million of unbilled amounts. These unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying construction contracts. Such construction costs have been funded with working capital, and the unbilled amounts are expected to be billed and collected from customers during the next 12 months. Once we meet the billing criteria under a construction contract, we bill our customers accordingly and reclassify the accounts receivable, unbilled and retainage to accounts receivable trade, net. The amount of accounts receivable, unbilled and retainage as of March 31, 2015 also included $23.7 million of retainage, which represents the portion of a systems project contract price earned by us for work performed, but held for payment by our customer as a form of security until we reach certain construction milestones. Such retainage amounts relate to construction costs incurred and construction work already performed.

•
The amount of solar module inventory and BoS parts as of March 31, 2015 was $545.0 million. As we continue with the construction of our advanced-stage project pipeline, we must produce solar modules and procure BoS parts in the required volumes to support our planned construction schedules. As part of the normal construction cycle, we typically must manufacture modules or acquire the necessary BoS parts for construction activities in advance of receiving payment for such materials, which may temporarily reduce our liquidity. Once solar modules and BoS parts are installed in a project, such installed amounts are classified as either project assets, deferred project costs, or cost of sales depending upon whether the project is subject to a definitive sales contract and whether all revenue recognition criteria have been met. Our solar module inventory as of March 31, 2015 is primarily expected to support our systems business with the remaining amounts being used to support expected near term demand for third-party module sales. As of March 31, 2015, approximately $236.3 million, or 56%, of our solar module inventory was either on-site or in-transit to our systems projects. All BoS parts are for our systems business projects.

•
We expect to commit working capital during the remainder of 2015 and beyond to acquire solar power projects in various stages of development, including advanced-stage projects with PPAs, and to continue developing those projects as necessary. Depending upon the size and stage of development, costs to acquire such solar power projects could be significant. When evaluating project acquisition opportunities, we consider both the strategic and financial benefits of any such acquisitions.

•
Joint ventures or other business arrangements with strategic partners are a key part of our strategy. We have begun initiatives in several markets to expedite our penetration of those markets and establish relationships with potential strategic partners, customers, and policymakers. Many of these business arrangements are expected to involve a significant cash investment or other allocation of working capital that could reduce our liquidity or require us to pursue additional sources of financing, assuming such sources are available to us. Additionally, we have elected and may in the future elect or be required to temporarily retain a minority or noncontrolling ownership interest in the underlying systems projects we develop, supply modules to, or construct. Any such retained ownership interest is expected to impact our liquidity to the extent we do not obtain new sources of capital to fund such investments.

•
During the remainder of 2015, we expect to spend up to $220 million for capital expenditures, including expenditures for upgrades to existing machinery and equipment, which we believe will increase our solar module efficiencies. A majority of our capital expenditures for 2015 are expected to be in foreign currencies and are therefore subject to fluctuations in currency exchange rates.

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

The unprecedented disruption in the credit markets that began in 2008 had a significant adverse impact on a number of financial institutions. Global sovereign debt problems and their impact on the balance sheets and lending practices of global banks in particular could negatively impact our access to, and cost of, capital and therefore could have an adverse effect on our business, results of operations, financial condition, and competitive position. It could also similarly affect our customers and therefore limit the demand for our systems projects or solar modules. As of March 31, 2015, our liquidity and marketable securities and restricted investments have not been materially adversely impacted by the current credit environment, and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the current credit environment.

Cash Flows

The following table summarizes the key cash flow metrics for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(417,915)	$(318,176)
Net cash used in investing activities	(290,633)	(20,381)
Net cash provided by (used in) financing activities	20,554	(13,878)
Effect of exchange rate changes on cash and cash equivalents	(14,152)	2,557
Net decrease in cash and cash equivalents	$(702,146)	$(349,878)

Operating Activities

Cash used in operating activities was $417.9 million during the three months ended March 31, 2015 compared to $318.2 million during the three months ended March 31, 2014. The decrease in cash flows from operating activities was primarily due to the reduction in net sales of our solar power systems and the increase in project assets and deferred project costs resulting from our financing the construction of certain projects with our working capital.

Investing Activities

We used $290.6 million for investing activities during the three months ended March 31, 2015 compared to $20.4 million during the three month period ended March 31, 2014. During the three months ended March 31, 2015, we had net purchases of marketable securities of $197.4 million compared to net sales and maturities of marketable securities of $33.7 million during the comparable 2014 period. Also, during the three months ended March 31, 2015, we made additional loans of $45.3 million to an affiliate.

Financing Activities

Cash provided by financing activities was $20.6 million during the three months ended March 31, 2015 compared to cash used in financing activities of $13.9 million during the comparable 2014 period. The increase in cash flows from financing activities was primarily attributable to $58.1 million of incremental proceeds from borrowings under our project construction credit facilities for the Luz del Norte project, partially offset by higher contingent consideration payments for prior project acquisitions.

Contractual Obligations

Our contractual obligations have not materially changed since the end of 2014 with the exception of additional amounts drawn on our project construction credit facilities and other changes in the ordinary course of business. See Note 11. “Debt” to our condensed consolidated financial statements for information regarding the obligations associated with our project construction credit facilities. See also our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2015, we have no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, that are not classified as debt. We do not guarantee any third-party debt. See Note 12. “Commitments and Contingencies” for further information about our financial assurance instruments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously provided under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on that evaluation, there have been no such changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2015.

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

Limitations on the Effectiveness of Controls

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any system of controls must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12. “Commitments and Contingencies” under the heading “Legal Proceedings” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, results of operations, cash flows, or financial condition. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, cash flows, or financial condition. Except for the updated risk factors appearing below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

We may be unable to successfully form the proposed YieldCo vehicle; the proposed initial public offering of the YieldCo vehicle may not occur on favorable terms or at all; and even if the proposed initial public offering is completed, we may not achieve the expected benefits.

On March 10, 2015, we executed a master formation agreement with SunPower Corporation (“SunPower”) to form 8point3 Energy Partners LP (the “YieldCo”), a limited partnership joint venture YieldCo vehicle into which we and SunPower each expect to contribute a portfolio of selected solar generation assets from our existing portfolios of assets. Also on March 10, 2015, the Yieldco filed a Registration Statement on Form S-1 (as same may be amended from time to time, the “Registration Statement”) with the SEC for an initial public offering of limited partner interests in the YieldCo (the “IPO”). We and SunPower may not successfully complete the formation of the YieldCo, which is subject to regulatory approval and execution of definitive documentation as well as the completion of the proposed IPO. In addition, the completion of the proposed IPO is itself subject to numerous conditions, including market conditions, and may not occur on favorable terms or at all.

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

If the proposed IPO is completed, we may not be able to achieve the full strategic and financial benefits expected to result from the proposed YieldCo, on a timely basis or at all. We believe that the viability of the YieldCo strategy will depend, among other things, on our ability to continue to develop revenue-generating solar assets, which is subject to the same project-level, business, and industry risks described in the Risk Factors. The viability of the YieldCo strategy is also subject to the risks described in the Registration Statement. In addition, due to the joint venture nature of YieldCo, we will not be able to exercise control over YieldCo in the same manner that we could over our wholly-owned subsidiaries. Furthermore, if the IPO is completed, the value of our investment in the YieldCo will fluctuate and may decline. As a result, we may never recover the value of the assets we expect to contribute to the YieldCo, and we may realize less of a return on such contribution than if we had retained or operated these assets. In addition, our stock price may be impacted by fluctuations in the price of YieldCo shares and market perceptions about the value of our interest in the Yieldco. If we are unable to complete the proposed IPO or if we are unable to achieve the strategic and financial benefits expected to result from the proposed IPO, our business, financial condition, and results of operations could be materially adversely affected.

If we are unable to attract, train, and retain key personnel, our business may be materially and adversely affected; any regulatory compliance failure with respect to applicable labor laws and regulations, including the Davis-Bacon and Related Acts, could have an adverse effect on us.

Our future success depends, to a significant extent, on our ability to attract, train, and retain management, operations, sales, training, and technical personnel, including in foreign jurisdictions as we continue to execute on our Long Term Strategic Plan. Recruiting and retaining capable personnel, particularly those with expertise in the PV industry across a variety of technologies, are vital to our success. There is substantial competition for qualified technical personnel and while we continue to benchmark our organization against the broad spectrum of business in our market space to remain economically competitive, there can be no assurances that we will be able to attract and retain our technical personnel. If we are unable to attract and retain qualified associates, or otherwise experience unexpected labor disruptions within our business, we may be materially and adversely affected.

Labor used on some of our job sites that are completed or under construction are subject to the Davis-Bacon and Related Acts (collectively, “Davis-Bacon”). Davis-Bacon requires that personnel assigned to the project be paid at least the prevailing wage and fringe benefits, as established by and in accordance with the regulations promulgated by the U.S. Department of Labor (“DOL”). We have an established policy pursuant to which we evaluate Davis-Bacon requirements in conjunction with our subcontractors on the project and ensure our collective compliance with these requirements. If it was ultimately determined that any person working under Davis-Bacon requirements on First Solar projects was not properly classified, was being paid the incorrect prevailing wage, or had not been paid fringe benefits to which he was entitled, we could incur additional liability with respect to such worker. For example, the Agua Caliente project we recently concluded in southwestern Arizona has been undergoing a DOL Davis-Bacon compliance review. In March 2015, the DOL provided us with the findings of this review, alleging that certain workers at the project were misclassified and, as a result of that misclassification, were not paid the required prevailing wage. We disagree with certain of the DOL’s investigative findings and currently are pursuing an administrative review of this matter. Possible adverse outcomes include the payment of back wages and debarment of First Solar and its affiliates from doing certain business with the U.S. federal government. We cannot predict the ultimate outcome of the DOL proceeding. For information regarding this proceeding, see Note 12. “Commitments and Contingencies” under the heading “Legal Proceedings” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

April 30, 2015