Form 10-Q
period 2015-06-30
FIRST SOLAR, INC.
filed 2015-08-05
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

As of July 31, 2015, 100,902,732 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$896,217	$544,353	$1,365,426	$1,494,511
Cost of sales	731,734	451,628	1,161,962	1,165,075
Gross profit	164,483	92,725	203,464	329,436
Operating expenses:
Research and development	29,479	32,659	64,235	71,432
Selling, general and administrative	70,901	57,667	138,589	116,331
Production start-up	6,970	491	13,620	491
Total operating expenses	107,350	90,817	216,444	188,254
Operating income (loss)	57,133	1,908	(12,980)	141,182
Foreign currency (loss) gain, net	(2,352)	21	(3,948)	(558)
Interest income	6,058	4,533	11,122	8,854
Interest expense, net	(826)	(930)	(1,020)	(1,340)
Other expense, net	(792)	(1,166)	(2,051)	(2,940)
Income (loss) before taxes and equity in earnings of unconsolidated affiliates	59,221	4,366	(8,877)	145,198
Income tax benefit (expense)	33,340	2,166	39,320	(26,687)
Equity in earnings (loss) of unconsolidated affiliates, net of tax	1,929	(2,004)	1,755	(1,976)
Net income	$94,490	$4,528	$32,198	$116,535
Net income per share:
Basic	$0.94	$0.05	$0.32	$1.17
Diluted	$0.93	$0.04	$0.32	$1.14
Weighted-average number of shares used in per share calculations:
Basic	100,852	100,148	100,615	99,871
Diluted	101,607	101,814	101,631	101,820

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$94,490	$4,528	$32,198	$116,535
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,495	(1,721)	(12,898)	(1,661)
Unrealized (loss) gain on marketable securities and restricted investments	(60,640)	18,445	(22,353)	38,621
Unrealized loss on derivative instruments	(341)	(1,410)	(1,901)	(3,755)
Other comprehensive (loss) income, net of tax	(58,486)	15,314	(37,152)	33,205
Comprehensive income (loss)	$36,004	$19,842	$(4,954)	$149,740

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,075,144	$1,482,054
Marketable securities	700,017	509,032
Accounts receivable trade, net	276,819	135,434
Accounts receivable, unbilled and retainage	70,367	76,971
Inventories	481,975	505,088
Balance of systems parts	94,360	125,083
Deferred project costs	73,739	29,354
Deferred tax assets, net	77,709	91,565
Notes receivable, affiliate	43,345	12,487
Prepaid expenses and other current assets	262,731	202,151
Total current assets	3,156,206	3,169,219
Property, plant and equipment, net	1,356,231	1,419,988
PV solar power systems, net	43,233	46,393
Project assets and deferred project costs	1,060,780	810,348
Deferred tax assets, net	262,389	222,326
Restricted cash and investments	377,401	407,053
Investments in unconsolidated affiliates and joint ventures	153,508	255,029
Goodwill	84,985	84,985
Other intangibles, net	115,454	119,236
Inventories	108,558	115,617
Note receivable, affiliate	9,852	9,127
Other assets	75,208	61,670
Total assets	$6,803,805	$6,720,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$273,280	$214,656
Income taxes payable	4,771	1,727
Accrued expenses	367,354	388,156
Current portion of long-term debt	41,898	51,399
Billings in excess of costs and estimated earnings	168,587	195,346
Payments and billings for deferred project costs	—	60,591
Other current liabilities	58,217	88,702
Total current liabilities	914,107	1,000,577
Accrued solar module collection and recycling liability	240,972	246,307
Long-term debt	257,787	162,074
Other liabilities	349,469	284,546
Total liabilities	1,762,335	1,693,504
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 100,891,055 and 100,288,942 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	101	100
Additional paid-in capital	2,716,493	2,697,558
Accumulated earnings	2,311,888	2,279,689
Accumulated other comprehensive income	12,988	50,140
Total stockholders’ equity	5,041,470	5,027,487
Total liabilities and stockholders’ equity	$6,803,805	$6,720,991

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$32,198	$116,535
Adjustments to reconcile net income to cash used in operating activities:
Depreciation, amortization and accretion	129,157	123,312
Share-based compensation	20,933	21,452
Remeasurement of monetary assets and liabilities	7,053	4,416
Deferred income taxes	(24,822)	(20,217)
Excess tax benefits from share-based compensation arrangements	(16,352)	(16,165)
Other, net	5,661	6,579
Changes in operating assets and liabilities:
Accounts receivable trade, unbilled and retainage	(135,053)	(145,478)
Prepaid expenses and other current assets	(7,116)	(856)
Other assets	(13,208)	(2,573)
Inventories and balance of systems parts	56,390	85,958
Project assets and deferred project costs	(421,836)	(92,826)
Accounts payable	70,936	(72,423)
Income taxes payable	(54,149)	39,151
Accrued expenses and other liabilities	(82,740)	(271,970)
Accrued solar module collection and recycling liability	(2,070)	25,309
Net cash used in operating activities	(435,018)	(199,796)
Cash flows from investing activities:
Purchases of property, plant and equipment	(94,111)	(113,221)
Purchases of marketable securities	(394,313)	(226,087)
Proceeds from sales and maturities of marketable securities	199,459	164,259
Purchases of equity and cost method investments	(10,200)	(910)
Distributions received from equity method investments	238,980	—
Investments in notes receivable, affiliate	(45,288)	—
Payments received on notes receivable, affiliate	16,277	—
Change in restricted cash	(13,551)	(72,405)
Other investing activities	(31)	(1,480)
Net cash used in investing activities	(102,778)	(249,844)
Cash flows from financing activities:
Repayment of long-term debt	(25,575)	(30,761)
Proceeds from borrowings under long-term debt, net of discounts and issuance costs	122,942	—
Repayment of sale-leaseback financing	(1,904)	—
Proceeds from sale-leaseback financing	44,718	—
Excess tax benefit from share-based compensation arrangements	16,352	16,165
Contingent consideration payments and other financing activities	(12,960)	(12,058)
Net cash provided by (used in) financing activities	143,573	(26,654)
Effect of exchange rate changes on cash and cash equivalents	(12,687)	2,568
Net decrease in cash and cash equivalents	(406,910)	(473,726)
Cash and cash equivalents, beginning of the period	1,482,054	1,325,072
Cash and cash equivalents, end of the period	$1,075,144	$851,346
Supplemental disclosure of noncash investing and financing activities:
Equity interests retained from the partial sale of project assets	$126,079	$—
Property, plant and equipment acquisitions funded by liabilities	$34,022	$48,667
Acquisitions currently or previously funded by liabilities and contingent consideration	$27,398	$84,320

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other period. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K, which has been filed with the SEC.

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

Revenue Recognition — Percentage-of-Completion. In applying the percentage-of-completion method, we use the actual costs incurred relative to the total estimated costs (including module costs) in order to determine the progress towards completion and calculate the corresponding amount of revenue and profit to recognize. Costs incurred include all installed direct materials, installed solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor and supplies. We recognize direct material and solar module costs as incurred when the direct materials and solar modules have been installed in the project. When contracts specify that title to direct materials and solar modules transfers to the customer before installation has been performed, we will not recognize revenue or the associated costs until those materials are installed and have met all other revenue recognition requirements. We consider direct materials and solar modules to be installed when they are permanently placed or affixed to a photovoltaic (“PV”) solar power system as required by engineering designs. Solar modules manufactured and owned by us that will be used in our systems remain within inventory until such modules are installed in a system.

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

Ventures and Variable Interest Entities. In the normal course of business we establish wholly owned project companies which may be considered variable interest entities (“VIEs”). We consolidate wholly owned variable interest entities when we are considered the primary beneficiary of such entities. Additionally, we have, and may in the future form, joint venture type arrangements, including partnerships and partially owned limited liability companies or similar legal structures, with one or more third parties primarily to develop and build solar power projects. These types of ventures are core to our business and long-term strategy related to providing solar PV generation solutions using our modules to key geographic markets. We analyze all of our ventures and classify them into two groups: (i) ventures that must be consolidated because they are either not VIEs and we hold a majority voting interest, or because they are VIEs and we are the primary beneficiary and (ii) ventures that do not need to be consolidated and are accounted for under either the cost or equity methods of accounting because they are either not VIEs and we hold a minority voting interest, or because they are VIEs and we are not the primary beneficiary.

Ventures are considered VIEs if (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (ii) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses, or the right to receive expected residual returns; or (iii) an equity investor has voting rights that are disproportionate to its economic interest and substantially all of the entity’s activities are conducted on behalf of that investor. Our venture agreements typically require us to fund some form of capital for the development and construction of a project, depending upon the opportunity and the market in which our ventures are located.

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

Cost and Equity Method Investments. We account for our unconsolidated ventures using either the cost or equity method of accounting depending upon whether we have the ability to exercise significant influence over a venture. We consider the participating and protective rights we have as well as the legal form of the venture when evaluating whether we have the ability to exercise significant influence. Cost method investments are initially recorded and subsequently carried at their historical cost, and income is recorded to the extent we receive dividends. We use the equity method of accounting for our equity investments when we have the ability to significantly influence the operations or financial activities of the investee. We initially record the investment at cost and adjust the carrying amount each period to recognize our share of the earnings or losses of the investee based on our ownership percentage. We monitor these investments, which are included in “Investments in unconsolidated affiliates and joint ventures” in the accompanying condensed consolidated balance sheets, for impairment and record reductions in their carrying values if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an other-than-temporary impairment may have occurred include factors such as decreases in quoted market prices or declines in operations of the investee. The evaluation of an investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment losses were recorded during the three and six months ended June 30, 2015 related to our cost and equity method investments. We recorded an impairment loss of $2.1 million during the three and six months ended June 30, 2014 related to our cost and equity method investments.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring such costs to be presented in the balance sheet as a reduction to the carrying amount of the corresponding debt liability, consistent with debt discounts, rather than as a deferred charge. The adoption of ASU 2015-03 in the second quarter of 2015 resulted in a reclassification of $0.4 million in unamortized debt issuance costs from “Prepaid expenses and other current assets” to “Current portion of long-term debt” and $2.6 million in unamortized debt issuance costs from “Other assets” to “Long-term debt” on our condensed consolidated balance sheet as of June 30, 2015. In addition, $0.5 million in unamortized debt issuance costs was reclassified from “Prepaid expenses and other current assets” to “Current portion of long-term debt,” and $2.9 million in unamortized debt issuance costs was reclassified from “Other assets” to “Long-term debt” on our condensed consolidated balance sheet as of December 31, 2014.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by replacing the current lower of cost or market test with a lower of cost or net realizable value test. ASU 2015-11 is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and early adoption is permitted. We do not expect that ASU 2015-11 will have a significant impact on the subsequent measurement of inventory included in our consolidated financial statements.

4. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Cash and cash equivalents:
Cash	$1,072,002	$1,480,452
Cash equivalents:
Money market funds	3,142	1,602
Total cash and cash equivalents	1,075,144	1,482,054
Marketable securities:
Foreign debt	660,017	462,731
Time deposits	40,000	40,000
U.S. debt	—	2,800
U.S. government obligations	—	3,501
Total marketable securities	700,017	509,032
Total cash, cash equivalents, and marketable securities	$1,775,161	$1,991,086

We classify our marketable securities as available-for-sale. Accordingly, we record them at fair value and account for the net unrealized gains and losses as part of “Accumulated other comprehensive income” until realized. We record realized gains and losses on the sale or maturity of our marketable securities in “Other expense, net” computed using the specific identification method.

During the three and six months ended June 30, 2015 we realized no gains or losses on the sale or maturity of our marketable securities. During the three and six months ended June 30, 2014, we realized $0.2 million of gains on the sale or maturity of our marketable securities. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

As of June 30, 2015, we identified three investments totaling $35.7 million that had been in a loss position for a period of time greater than 12 months with unrealized losses of less than $0.1 million. As of December 31, 2014, we identified two investments totaling $41.1 million that had been in a loss position for a period of time greater than 12 months with unrealized losses of less than $0.1 million. The unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase. Based on the underlying credit quality of the investments, we do not intend to sell these securities prior to the recovery of our cost basis. Therefore, we did not consider these securities to be other-than-temporarily impaired. All of our available-for-sale marketable securities are subject to a periodic impairment review. We did not identify any of our marketable securities as other-than-temporarily impaired at June 30, 2015 and December 31, 2014.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign debt	$660,859	$138	$980	$660,017
Time deposits	40,000	—	—	40,000
Total	$700,859	$138	$980	$700,017

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign debt	$463,466	$18	$753	$462,731
Time deposits	40,000	—	—	40,000
U.S. debt	2,800	—	—	2,800
U.S. government obligations	3,500	1	—	3,501
Total	$509,766	$19	$753	$509,032

The contractual maturities of our marketable securities as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$254,446	$26	$167	$254,305
One year to two years	267,807	4	592	267,219
Two years to three years	178,606	108	221	178,493
Total	$700,859	$138	$980	$700,017

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$329,974	$14	$174	$329,814
One year to two years	125,892	5	380	125,517
Two years to three years	53,900	—	199	53,701
Total	$509,766	$19	$753	$509,032

The net unrealized losses of $0.8 million and $0.7 million as of June 30, 2015 and December 31, 2014, respectively, on our marketable securities were primarily the result of increases in interest rates relative to rates at the time of purchase. Our investment policy requires marketable securities to be highly rated and limits the security types, issuer concentration, and duration to maturity of our marketable securities portfolio.

The following tables show gross unrealized losses and estimated fair values for those marketable securities that were in an unrealized loss position as of June 30, 2015 and December 31, 2014, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of June 30, 2015
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign debt	$466,201	$936	$35,732	$44	$501,933	$980
Total	$466,201	$936	$35,732	$44	$501,933	$980

	As of December 31, 2014
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign debt	$391,840	$740	$41,060	$13	$432,900	$753
Total	$391,840	$740	$41,060	$13	$432,900	$753

5. Restricted Cash and Investments

Restricted cash and investments consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Restricted cash	$61,613	$49,818
Restricted investments	315,788	357,235
Restricted cash and investments (1)	$377,401	$407,053

(1)	There was an additional $76.4 million and $74.7 million of restricted cash included within prepaid expenses and other current assets at June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015, our restricted cash consisted of deposits held by various banks to secure certain of our letters of credit and deposits designated for the construction of systems projects and payment of amounts related to project construction credit facilities. Restricted cash for our letters of credit is classified as current or noncurrent based on the maturity date of the corresponding letter of credit. See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion relating to letters of credit. Restricted cash for project construction and financing is classified as current or noncurrent based on the projected use of the restricted funds.

At June 30, 2015 and December 31, 2014, our restricted investments consisted of long-term marketable securities that we hold through custodial accounts to fund the estimated future costs of collecting and recycling modules covered under our solar module collection and recycling program. We classify our restricted investments as available-for-sale. Accordingly, we record them at fair value and account for the net unrealized gains and losses as a part of “Accumulated other comprehensive income” until realized. We record realized gains and losses on the sale or maturity of our restricted investments in “Other expense, net” computed using the specific identification method. Restricted investments are classified as noncurrent as the underlying accrued solar module collection and recycling liability is also noncurrent in nature.

As necessary, we fund any incremental amounts for our estimated collection and recycling obligations within 90 days of the end of each year. We determine the funding requirement, if any, based on estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted investments, and an estimated solar module life of 25 years less amounts already funded in prior years. To ensure that these funds will be available in the future regardless of any potential adverse changes in our financial condition (even in the case of our own insolvency), we have established a trust (the “Trust”) under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc. (“FSI”), First Solar Malaysia Sdn. Bhd. (“FS Malaysia”), and First Solar Manufacturing GmbH are grantors. Only the trustee can distribute funds from the custodial accounts, and these funds cannot be accessed for any purpose other than to cover qualified costs of module collection and recycling, either by us or a third party performing the required collection and recycling services. Investments in these custodial accounts must meet certain investment quality criteria comparable to highly rated government or agency bonds. We closely monitor our exposure to European markets and maintain holdings primarily consisting of German and French sovereign debt securities that are not currently at risk of default. During the six months ended June 30, 2015, no incremental funding was required for covered module sales through December 31, 2014.

The following tables summarize the unrealized gains and losses related to our restricted investments, by major security type, as of June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$176,738	$70,375	$—	$247,113
U.S. government obligations	59,813	8,862	—	68,675
Total	$236,551	$79,237	$—	$315,788

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$189,455	$93,280	$—	$282,735
U.S. government obligations	58,510	15,990	—	74,500
Total	$247,965	$109,270	$—	$357,235

As of June 30, 2015 and December 31, 2014, the contractual maturities of these restricted investments were between 13 years and 22 years.

6. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Accounts receivable trade, gross	$276,850	$142,542
Allowance for doubtful accounts	(31)	(7,108)
Accounts receivable trade, net	$276,819	$135,434

At June 30, 2015 and December 31, 2014, $69.7 million and $21.4 million, respectively, of our accounts receivable trade, net were secured by letters of credit, bank guarantees, or other forms of financial security issued by creditworthy financial institutions.

Accounts receivable, unbilled and retainage

Accounts receivable, unbilled and retainage consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Accounts receivable, unbilled	$40,238	$41,868
Retainage	30,129	35,103
Accounts receivable, unbilled and retainage	$70,367	$76,971

Accounts receivable, unbilled represents revenue that has been recognized in advance of billing the customer, which is common for long-term construction contracts. For example, we recognize revenue from contracts for the construction and sale of PV solar power systems, which include the sale of such assets over the construction period using applicable accounting methods. One such method is the percentage-of-completion method, which recognizes revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated costs for the contract. Under this accounting method, revenue could be recognized under applicable revenue recognition criteria in advance of billing the customer, resulting in an amount recorded to “Accounts receivable, unbilled and retainage.” Once we meet the billing criteria under a construction contract, we bill our customer accordingly and reclassify the “Accounts receivable, unbilled and retainage” to “Accounts receivable trade, net.” Billing requirements vary by contract but are generally structured around completion of certain construction milestones.

The current portion of retainage is included within “Accounts receivable, unbilled and retainage.” Retainage refers to the portion of the contract price earned by us for work performed, but held for payment by our customer as a form of security until we reach certain construction milestones. Retainage included within “Accounts receivable, unbilled and retainage” is expected to be billed and collected within the next 12 months.

Inventories

Inventories consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$163,918	$157,468
Work in process	23,340	20,829
Finished goods	403,275	442,408
Inventories	$590,533	$620,705
Inventories — current	$481,975	$505,088
Inventories — noncurrent (1)	$108,558	$115,617

(1)
We purchase a critical raw material that is used in our core production process in quantities that exceed anticipated consumption within our operating cycle (which is 12 months). We classify the raw materials that we do not expect to be consumed within our operating cycle as noncurrent.

Balance of systems parts

Balance of systems parts were $94.4 million and $125.1 million as of June 30, 2015 and December 31, 2014, respectively, and represented mounting, third-party modules, and electrical and other construction parts purchased for PV solar power systems to be constructed or currently under construction, which we held title to and were not yet installed in a system. These parts included items such as posts, tilt brackets, tables, harnesses, combiner boxes, inverters, cables, tracker equipment, and other parts we may purchase or assemble for the systems we construct. Balance of systems parts does not include any solar modules that we manufacture. We carry these parts at the lower of cost or market, with market being based primarily on recoverability through installation in a solar power plant or recoverability through a sales agreement.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Prepaid expenses	$107,355	$42,193
Derivative instruments	6,721	9,791
Restricted cash	76,362	74,695
Other current assets	72,293	75,472
Prepaid expenses and other current assets	$262,731	$202,151

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Land	$12,128	$12,378
Buildings and improvements (1)	400,899	397,087
Machinery and equipment (1)	1,769,932	1,649,363
Office equipment and furniture	136,920	134,268
Leasehold improvements	50,406	50,096
Construction in progress	74,267	154,497
Stored assets (2)	152,153	155,389
Property, plant and equipment, gross	2,596,705	2,553,078
Less: accumulated depreciation	(1,240,474)	(1,133,090)
Property, plant and equipment, net	$1,356,231	$1,419,988

(1)
In June 2015, we reclassified $15.2 million and $2.5 million from "Assets held for sale" to "Building and improvements" and "Machinery and equipment," respectively, as these assets no longer met the criteria to be classified as held for sale.

(2)
Consists of machinery and equipment (“stored assets”) that were originally purchased for installation in our previously planned manufacturing capacity expansions. We intend to install and place the stored assets into service when such assets are required or beneficial to our existing installed manufacturing capacity or when market demand supports additional or market-specific manufacturing capacity. During the six months ended June 30, 2015, we transferred $3.2 million of stored assets to our manufacturing facility in Perrysburg, Ohio for use in the production of solar modules. As the remaining stored assets are neither in the condition nor location to produce modules as intended, we will not begin depreciation until such assets are placed into service. The stored assets are evaluated for impairment under a held and used impairment model whenever events or changes in business circumstances arise, including consideration of technological obsolescence, that may indicate that the carrying amount of our long-lived assets may not be recoverable. We ceased the capitalization of interest on our stored assets once they were physically received from the related machinery and equipment vendors.

Depreciation of property, plant and equipment was $62.5 million and $124.0 million for the three and six months ended June 30, 2015, respectively, and $62.6 million and $123.4 million for the three and six months ended June 30, 2014, respectively.

PV solar power systems, net

PV solar power systems, net consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
PV solar power systems, gross	$45,727	$47,727
Accumulated depreciation	(2,494)	(1,334)
PV solar power systems, net	$43,233	$46,393

Depreciation of PV solar power systems was $0.6 million and $1.2 million for the three and six months ended June 30, 2015, respectively, and $0.1 million for the three and six months ended June 30, 2014.

Capitalized interest

The cost of constructing facilities, equipment, and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest were as follows during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost incurred	$(4,749)	$(2,385)	$(8,226)	$(5,036)
Interest cost capitalized — property, plant and equipment	295	444	862	1,022
Interest cost capitalized — project assets	3,628	1,011	6,344	2,674
Interest expense, net	$(826)	$(930)	$(1,020)	$(1,340)

Project assets and deferred project costs

Project assets primarily consist of costs relating to solar power projects in various stages of development that are capitalized prior to entering into a definitive sales agreement for the projects, including projects that have begun commercial operation under PPAs and are actively marketed and intended to be sold. These project related costs include costs for land, development, and construction of a PV solar power system. Development costs may include legal, consulting, permitting, interconnection, and other similar costs. Once we enter into a definitive sales agreement, we reclassify project assets to deferred project costs on our condensed consolidated balance sheet until the sale is completed and we have met all of the criteria to recognize the sale as revenue, which is typically subject to real estate revenue recognition requirements. We expense project assets and deferred project costs to cost of sales after each respective project is sold to a customer and all revenue recognition criteria have been met (matching the expensing of costs to the underlying revenue recognition method). We classify project assets as noncurrent due to the nature of solar power projects (long-lived assets) and the time required to complete all activities to develop, construct, and sell projects, which is typically longer than 12 months.

Deferred project costs represent (i) costs that we capitalize as project assets for arrangements that we account for as real estate transactions after we have entered into a definitive sales arrangement, but before the sale is completed or before we have met all criteria to recognize the sale as revenue, (ii) recoverable pre-contract costs that we capitalize for arrangements accounted for as long-term construction contracts prior to entering into a definitive sales agreement, or (iii) costs that we capitalize for arrangements accounted for as long-term construction contracts after we have signed a definitive sales agreement, but before all revenue recognition criteria have been met. We classify deferred project costs as current if completion of the sale and the meeting of all revenue recognition criteria are expected within the next 12 months.

If a project is completed and begins commercial operation prior to entering into or the closing of a sales arrangement, the completed project will remain in project assets or deferred project costs until the earliest of the closing of the sale of such project, our decision to hold such project, or one year from the project’s commercial operations date. Any income generated by a project while it remains within project assets or deferred project costs is accounted for as a reduction to our basis in the project, which at the time of sale and meeting all revenue recognition criteria will be recorded within cost of sales.

Project assets and deferred project costs consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Project assets — land	$23,213	$20,170
Project assets — development costs including project acquisition costs	535,710	359,203
Project assets — construction costs	499,918	408,402
Project assets	1,058,841	787,775
Deferred project costs — current	73,739	29,354
Deferred project costs — noncurrent	1,939	22,573
Deferred project costs	75,678	51,927
Total project assets and deferred project costs	$1,134,519	$839,702

Other assets

Other assets consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Notes receivable (1)	$11,281	$12,096
Income taxes receivable	4,268	4,850
Deferred rent	23,556	23,823
Other	36,103	20,901
Other assets	$75,208	$61,670

(1)
On April 8, 2009, we entered into a credit facility agreement with a solar power project entity of one of our customers for an available amount of €17.5 million to provide financing for a PV solar power system. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8.0% per annum payable quarterly with the full amount due on December 31, 2026. As of June 30, 2015 and December 31, 2014, the balance on the credit facility was €7.0 million ($7.8 million and $8.5 million, respectively, at the balance sheet dates). On February 7, 2014, we entered into a convertible loan agreement with a strategic entity for an available amount of up to $5.0 million. The loan bears interest at 8.0% per annum. As of June 30, 2015 and December 31, 2014, the balance outstanding on the convertible loan was $3.5 million.

Goodwill

Goodwill, summarized by relevant reporting unit, consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	December 31, 2014	Acquisitions	June 30, 2015
CdTe components	$403,420	$—	$403,420
Crystalline silicon components	6,097	—	6,097
Systems	68,833	—	68,833
Accumulated impairment losses	(393,365)	—	(393,365)
Total	$84,985	$—	$84,985

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. We do not amortize goodwill, but instead are required to test goodwill for impairment at least annually. If necessary, we would record any impairment in accordance with ASC 350, Intangibles - Goodwill and Other. We perform impairment tests between scheduled annual tests in the fourth quarter if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value.

Other intangibles, net

Other intangibles, net consisted of intangible assets acquired as part of our GE and TetraSun acquisitions and our internally-generated intangible assets, substantially all of which were patents on technologies related to our products and production processes. We record an asset for patents, after the patent has been issued, based on the legal, filing, and other costs incurred to secure them. We amortize intangible assets on a straight-line basis over their estimated useful lives once the intangible assets meet the criteria to be amortized. At June 30, 2015, $39.1 million of the $120.3 million of intangible assets, gross consisted of in-process research and development from the TetraSun acquisition. These assets will be amortized over their estimated useful lives upon successful completion of the project or expensed earlier if impaired. During the six months ended June 30, 2015, $73.7 million of in-process research and development from the GE acquisition was reclassified to development technology and began amortizing over its useful life of 10 years.

The following tables summarize our intangible assets at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Gross Amount	Accumulated Amortization	Net Amount
Patents	$5,747	$(1,621)	$4,126
Developed technology	75,495	(3,267)	72,228
In-process research and development	39,100	—	39,100
Total	$120,342	$(4,888)	$115,454

	December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Patents	5,347	$(1,208)	$4,139
Developed technology	2,757	(460)	2,297
In-process research and development	112,800	—	112,800
Total	$120,904	$(1,668)	$119,236

Amortization expense for our intangible assets was $2.2 million and $3.2 million for the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.5 million for the three and six months ended and June 30, 2014, respectively.

Accrued expenses

Accrued expenses consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Accrued compensation and benefits	$37,559	$43,072
Accrued property, plant and equipment	15,436	30,723
Accrued inventory	63,333	36,233
Accrued project assets and deferred project costs	109,811	113,012
Product warranty liability (1)	50,973	69,656
Accrued expenses in excess of normal product warranty liability and related expenses (1)	6,706	7,800
Other	83,536	87,660
Accrued expenses	$367,354	$388,156

(1)
See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion of “Product warranty liability” and “Accrued expenses in excess of normal product warranty liability and related expenses.”

Billings in excess of costs and estimated earnings

Billings in excess of costs and estimated earnings was $168.6 million and $195.3 million at June 30, 2015 and December 31, 2014, respectively, and represented billings made or payments received in excess of revenue recognized on contracts accounted for under the percentage-of-completion method. Typically, billings are made based on the completion of certain construction milestones as provided for in the sales arrangement, and the timing of revenue recognition may be different from when we can bill or collect from a customer.

Payments and billings for deferred project costs

Payments and billings for deferred project costs was zero and $60.6 million at June 30, 2015 and December 31, 2014, respectively, and represented customer payments received or customer billings made under the terms of solar power project related sales contracts for which all revenue recognition criteria for real estate transactions have not yet been met. The associated solar power project related costs are included as deferred project costs. We classify such amounts as current or noncurrent depending on when all revenue recognition criteria are expected to be met, consistent with the classification of the associated deferred project costs.

Other current liabilities

Other current liabilities consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Deferred revenue	$20,374	$21,879
Derivative instruments	8,527	7,657
Contingent consideration (1)	10,204	36,817
Financing liability (2)	5,299	—
Other	13,813	22,349
Other current liabilities	$58,217	$88,702

(1)	See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion.

(2)
See Note 9. “Investments in Unconsolidated Affiliates and Joint Ventures” to our condensed consolidated financial statements for further discussion of the financing liabilities associated with our leaseback of the Maryland Solar project.

Other liabilities

Other liabilities consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Product warranty liability (1)	$171,331	$153,401
Other taxes payable	34,425	46,555
Contingent consideration (1)	17,194	17,077
Liability in excess of normal product warranty liability and related expenses (1)	19,907	23,139
Financing liability (2)	37,514	—
Other	69,098	44,374
Other liabilities	$349,469	$284,546

(1)
See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion on “Product warranty liability,” “Contingent consideration,” and “Liability in excess of normal product warranty liability and related expenses.”

(2)
See Note 9. “Investments in Unconsolidated Affiliates and Joint Ventures” to our condensed consolidated financial statements for further discussion of the financing liabilities associated with our leaseback of the Maryland Solar project.

7. Derivative Financial Instruments

As a global company, we are exposed in the normal course of business to interest rate and foreign currency risks that could affect our consolidated net assets, financial position, results of operations, and cash flows. We use derivative instruments to hedge against these risks and only hold such instruments for hedging purposes, not for speculative or trading purposes.

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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$—	$59	$—
Cross-currency swap contract	—	4,604	11,521
Interest rate swap contract	—	78	—
Total derivatives designated as hedging instruments	$—	$4,741	$11,521

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$6,721	$3,786	$—
Total derivatives not designated as hedging instruments	$6,721	$3,786	$—
Total derivative instruments	$6,721	$8,527	$11,521

	December 31, 2014
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$1,213	$—	$—
Cross-currency swap contract	—	2,996	8,995
Interest rate swap contract	—	164	46
Total derivatives designated as hedging instruments	$1,213	$3,160	$9,041

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$8,578	$4,497	$—
Total derivatives not designated as hedging instruments	$8,578	$4,497	$—
Total derivative instruments	$9,791	$7,657	$9,041

The impact of offsetting balances associated with derivative instruments designated as hedging instruments is shown below (in thousands):

	June 30, 2015
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$(59)	—	(59)	—	—	$(59)
Cross-currency swap contract	$(16,125)	—	(16,125)	—	—	$(16,125)
Interest rate swap contract	$(78)	—	(78)	—	—	$(78)

	December 31, 2014
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$1,213	—	1,213	—	—	$1,213
Cross-currency swap contract	$(11,991)	—	(11,991)	—	—	$(11,991)
Interest rate swap contract	$(210)	—	(210)	—	—	$(210)

The following tables present the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income and our condensed consolidated statements of operations for the six months ended June 30, 2015 and 2014 (in thousands):

	Foreign Exchange Forward Contracts	Interest Rate Swap Contract	Cross Currency Swap Contract	Total
Balance in accumulated other comprehensive income (loss) at December 31, 2014	$6,621	$(210)	$(3,399)	$3,012
Amounts recognized in other comprehensive income (loss)	973	23	(4,268)	(3,272)
Amounts reclassified to earnings impacting:
Net sales	(352)	—	—	(352)
Cost of sales	(4,599)	—	—	(4,599)
Foreign currency (loss) gain, net	—	—	4,766	4,766
Interest expense, net	—	109	134	243
Balance in accumulated other comprehensive income (loss) at June 30, 2015	$2,643	$(78)	$(2,767)	$(202)

	Foreign Exchange Forward Contracts	Interest Rate Swap Contract	Cross Currency Swap Contract	Total
Balance in accumulated other comprehensive income (loss) at December 31, 2013	$4,351	$(703)	$(5,820)	$(2,172)
Amounts recognized in other comprehensive income (loss)	(7,193)	(26)	3,625	(3,594)
Amounts reclassified to earnings impacting:
Foreign currency (loss) gain, net	—	—	(2,748)	(2,748)
Interest expense, net	—	288	160	448
Balance in accumulated other comprehensive income (loss) at June 30, 2014	$(2,842)	$(441)	$(4,783)	$(8,066)

We recorded no amounts related to ineffective portions of our derivative instruments designated as cash flow hedges during the three and six months ended June 30, 2015 and 2014. We recognized unrealized gains of $0.2 million and $0.5 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within “Other expense, net” during the three and six months ended June 30, 2015, respectively. We recognized unrealized gains of $0.2 million and $0.1 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within “Other expense, net” during the three and six months ended June 30, 2014, respectively.

The following table presents amounts related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	2015	2014	2015	2014
Foreign exchange forward contracts	Foreign currency (loss) gain, net	$333	$(2,371)	$(7,984)	$(3,040)
Foreign exchange forward contracts	Cost of sales	$(4,553)	$840	$9,963	$1,343

Interest Rate Risk

We use cross-currency swap and interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use such swap contracts for speculative or trading purposes.

On September 30, 2011, we entered into a cross-currency swap contract to hedge the floating rate foreign currency denominated loan under our Malaysian Ringgit Facility Agreement. This swap had an initial notional value of Malaysian Ringgit (“MYR”) MYR 465.0 million and entitled us to receive a three-month floating Kuala Lumpur Interbank Offered Rate (“KLIBOR”) interest rate while requiring us to pay a U.S. dollar fixed rate of 3.495%. Additionally, this swap hedges the foreign currency risk of the Malaysian Ringgit denominated principal and interest payments as we make swap payments in U.S. dollars and receive swap payments in Malaysian Ringgits at a fixed exchange rate of 3.19 MYR to USD. The notional amount of the swap is scheduled to decline in line with our scheduled principal payments on the underlying hedged debt. As of June 30, 2015 and December 31, 2014, the notional value of this cross-currency swap contract was MYR 271.3 million ($71.7 million) and MYR 310.1 million ($88.6 million), respectively. This swap is a derivative instrument that qualifies for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. We determined that this swap was highly effective as a cash flow hedge at June 30, 2015 and December 31, 2014. For the three and six months ended June 30, 2015 and 2014, there were no amounts of ineffectiveness from this cash flow hedge.

On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian Credit Facility, which became effective on September 30, 2009 with an initial notional value of €57.3 million and pursuant to which we are entitled to receive a six-month floating Euro Interbank Offered Rate (“EURIBOR”) interest rate while being required to pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in line with our scheduled principal payments on the underlying hedged debt. As of June 30, 2015 and December 31, 2014, the notional value of this interest rate swap contract was €5.7 million ($6.3 million) and €10.3 million ($12.5 million), respectively. This derivative instrument qualifies for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at June 30, 2015 and December 31, 2014. For the three and six months ended June 30, 2015 and 2014, there were no amounts of ineffectiveness from this cash flow hedge.

In the following 12 months, we expect to reclassify to earnings $4.7 million of net unrealized losses related to swap contracts that are included in “Accumulated other comprehensive income” at June 30, 2015 as we realize the earnings effect of the underlying loans. The amount we ultimately record to earnings will depend on the actual interest rates and foreign exchange rates when we realize the earnings effect of the underlying loans.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of our subsidiaries to have material future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Our primary cash flow exposures are net sales and expenses. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of June 30, 2015 and December 31, 2014, these foreign exchange forward contracts hedged our forecasted cash flows for 1 month and 6 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of a derivative’s unrealized gain or loss in “Accumulated other comprehensive income” and subsequently reclassify amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges at June 30, 2015 and December 31, 2014. During the three and six months ended June 30, 2015 and 2014, we did not discontinue any cash flow hedges because a hedging relationship was no longer highly effective.

During the three and six months ended June 30, 2015, we purchased foreign exchange forward contracts to hedge the exchange risk on forecasted cash flows denominated in Australian dollars and Japanese yen. As of June 30, 2015 and December 31, 2014, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

	June 30, 2015
Currency	Notional Amount	USD Equivalent
Japanese yen	JPY 961.9	$7.8

	December 31, 2014
Currency	Notional Amount	USD Equivalent
Australian dollar	AUD 38.4	$31.5
Japanese yen	JPY 1,223.2	$10.3

As of June 30, 2015 and December 31, 2014, the unrealized gains on these contracts were $2.6 million and $6.6 million, respectively.

In the following 12 months, we expect to reclassify to earnings $2.6 million of net unrealized gains related to these forward contracts that are included in “Accumulated other comprehensive income” at June 30, 2015 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rates when we realize the related forecasted transactions.

Transaction Exposure and Economic Hedging

Many of our subsidiaries have assets and liabilities (primarily receivables, marketable securities, accounts payable, debt, and solar module collection and recycling liabilities) that are denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which these assets and liabilities are denominated will create fluctuations in our reported condensed consolidated statements of operations and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to economically hedge assets and liabilities against the effects of currency exchange rate fluctuations. The gains and losses on the foreign exchange forward contracts will economically offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency denominated assets and liabilities.

We purchase foreign exchange forward contracts to economically hedge balance sheet and other exposures related to transactions with third parties. Such contracts are considered economic hedges and do not qualify for hedge accounting. We recognize gains or losses from the fluctuation in foreign exchange rates and the fair value of these derivative contracts in “Net sales,” “Cost of sales,” and “Foreign currency (loss) gain, net” on our condensed consolidated statements of operations, depending on where the gain or loss from the economically hedged item is classified. As of June 30, 2015, the total net unrealized gain on our economic hedge foreign exchange forward contracts was $2.9 million. As of December 31, 2014, the total net unrealized gain on our economic hedge foreign exchange forward contracts was $4.1 million. As these amounts do not qualify for hedge accounting, changes in the fair value of such derivative instruments are recorded directly to earnings. These contracts have maturities of less than three months.

As of June 30, 2015 and December 31, 2014, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	June 30, 2015
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€69.5	$77.3
Sell	Euro	€148.1	$164.6
Sell	Australian dollar	AUD 72.4	$55.4
Purchase	Malaysian ringgit	MYR 155.7	$41.1
Sell	Malaysian ringgit	MYR 229.7	$60.7
Sell	Canadian dollar	CAD 7.1	$5.7
Purchase	Japanese yen	JPY 737.2	$6.0
Sell	Japanese yen	JPY 2,746.1	$22.3
Sell	British pound	GBP 30.3	$47.6
Purchase	Chinese yuan	CNY 64.6	$10.4
Purchase	Indian rupee	INR 929.5	$14.6
Sell	Indian rupee	INR 3,450.0	$54.0
Purchase	Turkish lira	TRY 2.7	$1.0
Sell	Chilean peso	CLP 6,610.0	$10.3

	December 31, 2014
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€91.1	$110.9
Sell	Euro	€92.4	$112.5
Purchase	Australian dollar	AUD 26.0	$21.3
Sell	Australian dollar	AUD 118.0	$96.7
Purchase	Malaysian ringgit	MYR 146.0	$41.7
Sell	Malaysian ringgit	MYR 93.6	$26.7
Purchase	Canadian dollar	CAD 0.7	$0.6
Sell	Canadian dollar	CAD 8.3	$7.1
Purchase	Japanese yen	JPY 244.6	$2.1
Sell	Japanese yen	JPY 2,322.1	$19.5
Purchase	British pound	GBP 1.4	$2.2
Sell	British pound	GBP 37.7	$58.6

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•
Cash equivalents. At June 30, 2015 and December 31, 2014, our cash equivalents consisted of money market funds. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities and restricted investments. At June 30, 2015, our marketable securities consisted of foreign debt and time deposits, and our restricted investments consisted of foreign and U.S. government obligations. At December 31, 2014, our marketable securities consisted of foreign debt, time deposits, U.S. debt and U.S. government obligations, and our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities and restricted investments using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standings in these fair value measurements.

•
Derivative assets and liabilities. At June 30, 2015 and December 31, 2014, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies, an interest rate swap contract involving a benchmark of interest rates, and a cross-currency swap contract including both. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At June 30, 2015 and December 31, 2014, the fair value measurements of our assets and liabilities that we measure on a recurring basis were as follows (in thousands):

	June 30, 2015
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$3,142	$3,142	$—	$—
Marketable securities:
Foreign debt	660,017	—	660,017	—
Time deposits	40,000	40,000	—	—
Restricted investments (excluding restricted cash)	315,788	—	315,788	—
Derivative assets	6,721	—	6,721	—
Total assets	$1,025,668	$43,142	$982,526	$—
Liabilities:
Derivative liabilities	$20,048	$—	$20,048	$—

	December 31, 2014
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$1,602	$1,602	$—	$—
Marketable securities:
Foreign debt	462,731	—	462,731	—
Time deposits	40,000	40,000	—	—
U.S. debt	2,800	—	2,800	—
U.S. government obligations	3,501	—	3,501	—
Restricted investments (excluding restricted cash)	357,235	—	357,235	—
Derivative assets	9,791	—	9,791	—
Total assets	$877,660	$41,602	$836,058	$—
Liabilities:
Derivative liabilities	$16,698	$—	$16,698	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial and derivative instruments at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities	$700,017	$700,017	$509,032	$509,032
Foreign exchange forward contract assets	$6,721	$6,721	$9,791	$9,791
Restricted investments (excluding restricted cash)	$315,788	$315,788	$357,235	$357,235
Notes receivable — noncurrent	$11,281	$11,386	$12,096	$12,189
Note receivable, affiliate — noncurrent	$9,852	$9,867	$9,127	$9,812
Liabilities:
Long-term debt, including current maturities	$298,373	$305,365	$211,915	$224,489
Interest rate swap contract liabilities	$78	$78	$210	$210
Cross-currency swap contract liabilities	$16,125	$16,125	$11,991	$11,991
Foreign exchange forward contract liabilities	$3,845	$3,845	$4,497	$4,497

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

We estimated the fair value of our long-term debt and notes receivable using a discounted cash flows approach (an income approach) using market based observable inputs. We incorporated the credit risk of our counterparty for all asset fair value measurements and our own credit risk for all liability fair value measurements. Such fair value measurements are considered Level 2 under the fair value hierarchy.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, marketable securities, restricted cash and investments, trade accounts receivable, notes receivable, interest rate swap and cross-currency swap contracts, and foreign exchange forward contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place cash, cash equivalents, marketable securities, restricted cash and investments, interest rate swap and cross-currency swap contracts, and foreign exchange forward contracts with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions. Our net sales are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary. Depending upon the sales arrangement, we may require some form of payment security from our customers, including bank guarantees or commercial letters of credit.

9. Investments in Unconsolidated Affiliates and Joint Ventures

We have joint ventures or other strategic arrangements with partners in several markets, which are generally used to expedite our penetration of those markets and establish relationships with potential customers and policymakers. We also enter into joint ventures or strategic arrangements with customers or other entities to maximize the value of particular projects. Some of these arrangements involve and are expected in the future to involve significant investments or other allocations of capital. Investments in unconsolidated entities for which we have significant influence, but not control, over the entities’ operating and financial activities are accounted for under the equity method of accounting. Investments in entities for which we do not have the ability to exert such significant influence are accounted for under the cost method of accounting. The following table summarizes our equity and cost method investments as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Equity method investments	$144,248	$249,614
Cost method investments	9,260	5,415
Investments in unconsolidated affiliates and joint ventures	$153,508	$255,029

8point3 Energy Partners LP

In June 2015, 8point3 Energy Partners LP (the “Partnership”), a limited partnership formed by First Solar and SunPower Corporation (the “Sponsors”), completed its initial public offering (the “IPO”) of 20,000,000 Class A shares representing limited partner interests in the Partnership at $21.00 per share pursuant to a Registration Statement on Form S-1, as amended. As part of the IPO, the Sponsors contributed various projects to 8point3 Operating Company, LLC (“OpCo”) in exchange for voting and economic interests in the entity, and the Partnership acquired an economic interest in OpCo using proceeds from the IPO. Our contributions to OpCo included our 49% membership interests in SG2 Holdings, LLC, Lost Hills Blackwell Holdings, LLC, and NS Solar Holdings, LLC as well as our 100% membership interest in Maryland Solar LLC.

After the closing of the IPO, we owned an aggregate of 22,116,925 Class B shares representing a 31% voting interest in the Partnership, and an aggregate of 6,721,810 common units and 15,395,115 subordinated units in OpCo together representing a 31% economic and voting interest in the entity. We also received a distribution from OpCo of $283.7 million following the IPO. Future quarterly distributions from OpCo are subject to certain forbearance and subordination periods. During the forbearance period, the Sponsors have agreed to forego any distributions declared on their common and subordinated units. The forbearance period will end on or after March 1, 2016 when the board of directors of the Partnership’s general partner, 8point3 General Partner, LLC (“General Partner”), with the concurrence of its conflicts committee, determines that OpCo will be able to earn and pay at least the minimum quarterly distribution on each of its outstanding common and subordinated units for such quarter and the successive quarter.

During the subordination period, holders of the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages in the payment of minimum distributions from prior quarters. The subordination period will end after OpCo has earned and paid minimum quarterly distributions for three years ending on or after August 31, 2018 and there are no outstanding arrearages on common units. Notwithstanding the foregoing, the subordination period could end after OpCo has earned and paid 150% of minimum quarterly distributions, plus the related distribution on the incentive distribution rights, for one year ending on or after August 31, 2016 and there are no outstanding arrearages on common units. At the end of the subordination period, all subordinated units will convert to common units on a one-for-one basis. We also hold certain incentive distribution rights in OpCo, which represent a right to incremental distributions after certain distribution thresholds are met.

The Partnership is managed and controlled by its General Partner, and we account for our interest in OpCo, a subsidiary of the Partnership, under the equity method of accounting as we were able to exercise significant influence over the Partnership due to our representation on the board of directors of its General Partner. The Partnership owns, operates, and is expected to acquire additional solar energy generation projects from the Sponsors. The Partnership’s initial project portfolio includes interests in more than 0.4 GW of various solar energy generation projects, and the Partnership also has rights of first offer on interests in over 1.1 GW of additional solar energy generation projects that are currently contracted or are expected to be contracted prior to being sold by the Sponsors. As of June 30, 2015 the carrying value of our investment in OpCo was $116.4 million.

In connection with the IPO, we entered into an agreement with a subsidiary of the Partnership to lease back the Maryland Solar project until December 31, 2019. Under the terms of the agreement, we will make fixed rent payments to the Partnership’s subsidiary and be entitled to all the energy generated by the project. Due to our continuing involvement with the project, we account for the leaseback agreement as a financing transaction. As of June 30, 2015, our financing obligation associated with the leaseback was $42.8 million, of which $5.3 million and $37.5 million, respectively, was classified as “Other current liabilities” and “Other liabilities” in the accompanying condensed consolidated balance sheets.

We have also entered into a Management Services Agreement with the Partnership whereby we will provide certain corporate support services for an annual management fee of $0.6 million, which is consistent with the prevailing market rates for such services. These services include functions such as general oversight and supervision of the preparation and filing of income taxes, information technology, internal audit and compliance services, and other management functions. Between December 1, 2015 and November 30, 2016, we have the one-time right to increase the management fee by an amount not to exceed 15% in the event that our costs exceed the amount of the management fee.

Additionally, we entered into various Asset Management Agreements with project entities of the Partnership. Under each agreement, we will provide administrative services to the project entities for an annual fee of $0.3 million, which increases by 2% per year thereafter. These asset management fees are also consistent with the prevailing market rates for such services.

In June 2015, the Partnership entered into a $525.0 million senior secured credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility, and a $200.0 million revolving credit facility (the “Partnership Credit Facility”). Proceeds from the term loan were used to make initial distributions to the Sponsors. The Partnership Credit Facility is secured by a pledge of the Sponsors’ equity interests in the Partnership.

SG2 Holdings, LLC

In November 2014, we completed the sale of 51% of our 150 MW Solar Gen 2 project to Southern Power Company. The Solar Gen 2 project spans three sites, each of which is an approximately 50 MW grid-connected PV solar power system, comprising a combined 1,451 acres of land in Imperial County, California. Electricity generated by the systems is contracted to serve a 25-year PPA with a local utility company. Our remaining 49% membership interest in the project holding company, SG2 Holdings, LLC, was accounted for under the equity method of accounting as we were able to exercise significant influence over the project due to our representation on its management committee. Under the terms of the project LLC agreement, each member is entitled to receive cash distributions based on their respective membership interests, and Southern Power Company is entitled to substantially all of the project’s federal tax benefits. In June 2015, our 49% interest in SG2 Holdings, LLC with a carrying value of $224.5 million was contributed to OpCo. Prior to the contribution, we recognized equity in earnings, net of tax, from our investment in SG2 Holdings, LLC of $1.7 million and $2.1 million, respectively, for the three and six months ended June 30, 2015. As of December 31, 2014, the carrying value of our investment was $219.9 million.

Lost Hills Blackwell Holdings, LLC

In April 2015, we sold 51% of our 32 MW Lost Hills Blackwell project to a subsidiary of Southern Power Company for net revenue of $71.5 million and accounted for the transaction as a partial sale of real estate pursuant to ASC 360. Electricity generated by the system is contracted to serve a short-term PPA with a local municipality and a 25-year PPA with a local utility company. Our remaining 49% membership interest in the project holding company, Lost Hills Blackwell Holdings, LLC, was accounted for under the equity method of accounting as we were able to exercise significant influence over the project due to our representation on its management committee. Under the terms of the project LLC agreement, each member is entitled to receive cash distributions based on their respective membership interests, and Southern Power Company is entitled to substantially all of the project’s federal tax benefits. In June 2015, our 49% interest in Lost Hills Blackwell Holdings, LLC with a carrying value of $34.1 million was contributed to OpCo. Prior to the contribution, we recognized equity in earnings, net of tax, from our investment in Lost Hills Blackwell Holdings, LLC of $0.2 million for the three and six months ended June 30, 2015.

NS Solar Holdings, LLC

In April 2015, we completed the sale of 51% of our 60 MW North Star Solar project to a subsidiary of Southern Power Company for net revenue of $196.9 million and accounted for the transaction as a partial sale of real estate pursuant to ASC 360. Electricity generated by the system is contracted to serve a 20-year PPA with a local utility company. Our remaining 49% membership interest in the project holding company, NS Solar Holdings, LLC, was accounted for under the equity method of accounting as we were able to exercise significant influence over the project due to our representation on its management committee. Under the terms of the project LLC agreement, each member is entitled to receive cash distributions based on their respective membership interests, and Southern Power Company is entitled to substantially all of the project’s federal tax benefits. In June 2015, our 49% interest in NS Solar Holdings, LLC with a carrying value of $93.6 million was contributed to OpCo. Prior to the contribution, we recognized a loss, net of tax, from our investment in NS Solar Holdings, LLC of less than $0.1 million for the three and six months ended June 30, 2015.

Clean Energy Collective, LLC

In November 2014, we entered into various agreements to purchase a 28% ownership interest in Clean Energy Collective, LLC (“CEC”). This investment represented our latest entry into the distributed generation market and provided us with a partner to develop and market community solar offerings to North American residential customers and businesses directly on behalf of client utility companies. As part of the investment, we also received a warrant, valued at $1.8 million, to purchase additional ownership interests at prices at or above our initial investment price per unit.

In addition to our equity investment in CEC, we also entered into a loan agreement to provide CEC with term loan advances up to $15.0 million. All loans are due in November 2017 on the third anniversary of the initial loan agreement. Interest is payable semiannually and may be capitalized to the outstanding principal balance of the loans at CEC’s election. The loans bear interest at rates ranging from 7% to 16% depending on CEC’s current capital structure. As of June 30, 2015 and December 31, 2014, the balance outstanding on the loans was $9.9 million and $9.1 million, respectively.

CEC is considered a variable interest entity, and our ownership interest in and loans to the company are considered variable interests. We account for our investment in CEC under the equity method of accounting as we concluded we are not the primary beneficiary of the company given that we do not have the power to make decisions over the activities that most significantly impact the company’s economic performance. Under the equity method of accounting, we recognize equity in earnings for our proportionate share of CEC’s net income or loss including adjustments for the amortization of a basis difference resulting from the cost of our investment differing from our proportionate share of CEC’s equity. During the three and six months ended June 30, 2015, we recognized a loss, net of tax, of $0.2 million and $1.0 million, respectively, from our investment in CEC. As of June 30, 2015 and December 31, 2014, the carrying value of our investment was $17.9 million and $19.5 million, respectively.

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

In 2014, we subsequently entered into various loan agreements with solar power project entities of the joint venture pursuant to which the project entities may borrow funds for the construction of PV solar power systems in the United Kingdom. The loans bear interest at 8% per annum and are payable at the earlier of the sale of the associated project entities or maturity on September 30, 2015. As of June 30, 2015 and December 31, 2014, the balance outstanding on the loans was £27.6 million ($43.3 million) and £8.0 million ($12.5 million), respectively.

The joint venture is considered a variable interest entity, and our ownership interest in and loans to the project entities of the joint venture are considered variable interests. We account for our investment in the joint venture under the equity method of accounting as we concluded we are not the primary beneficiary of the joint venture given that we currently share the power to make the decisions that most significantly impact the entity’s economic performance. The variable interest model may require a reconsideration as to whether we are the primary beneficiary of the variable interest entity due to changes in facts and circumstances. A failure of a project entity to repay its loan agreements by September 30, 2015 would be an event of default that triggers our ability to take over key decisions that would significantly impact the defaulting project entity’s economic performance. Our specific rights in the event of default would include (i) a unilateral right to terminate the EPC contractor, (ii) a unilateral right to negotiate the sale of the project, and (iii) an ability to enforce our rights over all of the project entity’s shares, which have been pledged as a form of security. Such a development would be a reconsideration event that could result in us concluding that we are the primary beneficiary of the defaulting project entity.

10. Percentage-of-Completion Changes in Estimates

We recognize revenue for certain systems business sales arrangements under the percentage-of-completion method. The percentage-of-completion method of revenue recognition requires us to make estimates of contract revenues and project costs. In making such estimates, management judgments are required to evaluate significant assumptions including the amount of net contract revenues, the cost of materials and labor, expected labor productivity, the impact of potential variances in schedule completion, and the impact of any penalties, claims, change orders, or performance incentives. If estimated total costs on any contract are greater than the contract revenues, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of the revisions to estimates related to contract revenues and costs to complete contracts are recorded in the period in which the revisions to estimates are identified and the loss can be reasonably estimated.

Changes in estimates for systems business sales arrangements accounted for under the percentage-of-completion method occur for a variety of reasons including but not limited to (i) changes in estimates to reflect actual costs, (ii) construction plan accelerations or delays, (iii) module cost forecast changes, and (iv) other cost related change orders. Changes in estimates could have a material effect on our condensed consolidated statements of operations. The table below outlines the impact on gross profit of the aggregate net changes in systems business contract estimates (both increases and decreases) for the three and six months ended June 30, 2015 and 2014 as well as the number of projects that comprise such aggregate net changes in estimates. For purposes of the following table, we only include projects that have a net impact on gross profit from changes in estimates of at least $1.0 million during the periods presented. Also included in the table is the net change in estimates as a percentage of the aggregate gross profit for such projects for each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Number of projects	7	8	6	10
Increases (decreases) in gross profit resulting from net changes in estimates (in thousands)	$20,209	$4,502	$37,603	$(3,484)
Net change in estimates as a percentage of aggregate gross profit for associated projects	1.6%	0.4%	4.1%	(0.1)%

11. Debt

Our long-term debt consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

			Balance (USD)
Loan Agreement	Maturity	Loan Denomination	June 30, 2015	December 31, 2014
Revolving credit facility	July 2018	USD	$—	$—
Project construction credit facilities	Various	Various	198,441	75,418
Malaysian ringgit facility agreement	September 2018	MYR	71,698	88,606
Malaysian euro facility agreement	April 2018	EUR	26,702	34,112
Malaysian facility agreement	March 2016	EUR	12,948	25,818
Capital lease obligations	Various	Various	1,312	1,558
Long-term debt principal			311,101	225,512
Less unamortized discount and issuance costs			(11,416)	(12,039)
Total long-term debt			299,685	213,473
Less current portion			(41,898)	(51,399)
Noncurrent portion			$257,787	$162,074

Revolving Credit Facility

Our amended and restated credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent provides us with a senior secured credit facility (the “Revolving Credit Facility”) with an aggregate available amount of $700.0 million, with the right to request an increase up to $900.0 million, subject to certain conditions. Borrowings under the Revolving Credit Facility bear interest at (i) LIBOR (adjusted for Eurocurrency reserve requirements) plus a margin of 2.25% or (ii) a base rate as defined in the credit agreement plus a margin of 1.25%, depending on the type of borrowing requested by us. These margins are subject to adjustments depending on our consolidated leverage ratio. We had no borrowings under our Revolving Credit Facility, as of June 30, 2015 and December 31, 2014. We had issued $224.9 million and $202.5 million of letters of credit using availability under our Revolving Credit Facility, leaving $475.1 million and $397.5 million of availability at June 30, 2015 and December 31, 2014, respectively.

The credit agreement contains financial covenants including: a leverage ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. Additionally, the credit agreement contains customary non-financial covenants and certain restrictions on our ability to pay dividends. We were in compliance with all covenants of the facility as of June 30, 2015.

In addition to paying interest on outstanding principal under the Revolving Credit Facility, we are required to pay a commitment fee at a rate of 0.375% per annum, based on the average daily unused commitments under the facility. The commitment fee may also be adjusted due to changes in our consolidated leverage ratio. We also pay a letter of credit fee based on the applicable margin for Eurocurrency revolving loans on the face amount of each letter of credit and a fronting fee of 0.125%.

In June 2015, we entered into the fifth amendment (the “Amendment”) to the Revolving Credit Facility. The Amendment provided for, among other things, the conversion of the prior tranche B revolving commitments into tranche A revolving commitments, an increase in the aggregate commitment amount to $700.0 million, and a maturity date of July 15, 2018. The Amendment also contained changes to certain terms, restrictions, and covenants of the Revolving Credit Facility and provided us with the right to increase the commitments under the facility up to $900.0 million.

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

Up to $230.0 million of the aggregate principal amount of the loans will be funded by OPIC. Of the OPIC commitment, $178.0 million is currently committed, while the remaining $52.0 million is subject to the occurrence of certain events, including the execution by Luz del Norte of a PPA. The currently committed OPIC commitment is comprised of fixed rate loans in an aggregate principal amount of up to $133.3 million and variable rate loans in an aggregate principal amount of up to $44.7 million. The fixed rate loans will mature on September 15, 2029, and the variable rate loans will mature on September 15, 2032. As of June 30, 2015, the balance outstanding on the OPIC loans was $125.1 million.

Up to $60.0 million of the aggregate principal amount of the loans will be funded by IFC, of which 100% is currently committed. The IFC commitment is comprised of fixed rate loans in an aggregate principal amount of up to $44.9 million and variable rate loans in an aggregate principal amount of up to $15.1 million. The fixed rate loans will mature on September 15, 2029, and the variable rate loans will mature on September 15, 2032. As of June 30, 2015, the balance outstanding on the IFC loans was $42.2 million.

The OPIC and IFC loans are secured by liens over all of Luz del Norte’s assets, which had an aggregate book value of $338.5 million as of June 30, 2015 and by a pledge of all of the equity interests in the entity. The financing agreements contain customary representations and warranties, covenants, and events of default for comparable credit facilities. We were in compliance with all covenants related to the Luz del Norte Credit Facilities as of June 30, 2015.

On August 22, 2014, Luz del Norte also entered into a Chilean Peso facility (“VAT facility” and together with the Luz del Norte Credit Facilities, the “Project Construction Facilities”) equivalent to $65.0 million with Banco de Crédito e Inversiones to fund Chilean value added tax associated with the construction of the Luz del Norte project described above. In connection with the VAT facility, FSI provided a guaranty of substantially all payment obligations of Luz del Norte thereunder. As of June 30, 2015, the balance outstanding under the VAT facility was $31.2 million.

Malaysian Ringgit Facility Agreement

FS Malaysia, our indirect wholly owned subsidiary, has entered into a credit facility agreement (“Malaysian Ringgit Facility Agreement”), among FSI as guarantor, CIMB Investment Bank Berhad, Maybank Investment Bank Berhad, and RHB Investment Bank Berhad as arrangers with CIMB Investment Bank Berhad also acting as facility agent and security agent, and the original lenders party thereto. The loans made to FS Malaysia are secured by, among other things, FS Malaysia’s leases over the leased lots on which our fifth and sixth manufacturing plants in Kulim, Malaysia (“Plants 5 and 6”) are located and all plant, machinery, and equipment purchased by FS Malaysia with the proceeds of the facility or otherwise installed in or utilized in Plants 5 and 6, to the extent not financed, or subject to a negative pledge under a separate financing facility related to Plants 5 and 6. In addition, FS Malaysia’s obligations under the Malaysian Ringgit Facility Agreement are guaranteed, on an unsecured basis, by FSI. As of June 30, 2015, buildings, machinery, equipment, and land leases with an aggregate net book value of $257.0 million were pledged as collateral for this loan.

The Malaysian Ringgit Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to incur indebtedness, create liens, effect asset sales, engage in reorganizations, issue guarantees, and make loans. In addition, the agreement includes financial covenants relating to net total leverage ratio, interest coverage ratio, total debt to equity ratio, debt service coverage ratio, and tangible net worth. It also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with the Malaysian Ringgit Facility Agreement as of June 30, 2015.

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

The Malaysian Euro Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to grant liens over the equipment financed by the facilities, effect asset sales, provide guarantees, change its business, engage in mergers, consolidations, and restructurings, and enter into contracts with FSI and its subsidiaries. In addition, the agreement includes the following financial covenants: maximum total debt to equity ratio, maximum total leverage ratio, minimum interest coverage ratio, and minimum debt service coverage ratio. It also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with the Malaysian Euro Facility Agreement as of June 30, 2015.

Malaysian Facility Agreement

FS Malaysia has entered into an export financing facility agreement (“Malaysian Facility Agreement”) with a consortium of banks. FS Malaysia’s obligations related to the agreement are guaranteed, on an unsecured basis, by FSI. In connection with the Malaysian Facility Agreement, all of FS Malaysia’s obligations are secured by a first party, first legal charge over the machinery and equipment financed by the credit facilities, and any other documents, contracts, and agreements related to that machinery and equipment. Also in connection with the agreement, any payment claims of FSI against FS Malaysia are subordinated to the claims of the lenders. At June 30, 2015, machinery and equipment with an aggregate net book value of $8.6 million was pledged as collateral for these loans.

The Malaysian Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to incur indebtedness, create liens, effect asset sales, engage in reorganizations, issue guarantees, and make loans. In addition, the Malaysian Facility Agreement includes financial covenants relating to net total leverage ratio, interest coverage ratio, total debt to equity ratio, debt service coverage ratio, and tangible net worth. The Malaysian Facility Agreement also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with the Malaysian Facility Agreement as of June 30, 2015.

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

Our long-term debt borrowing rates as of June 30, 2015 were as follows:

Loan Agreement	Borrowing Rate at June 30, 2015
Revolving credit facility	2.53%
Project construction credit facilities	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
VAT loans at bank rate plus 1.30%
Malaysian ringgit facility agreement	KLIBOR plus 2.00% (2)
Malaysian euro facility agreement	EURIBOR plus 1.00%
Malaysian facility agreement (1)	Fixed rate facility at 4.54%
Floating rate facility at EURIBOR plus 0.55% (2)
Capital lease obligations	Various

(1)	Outstanding balance split equally between fixed and floating rates.

(2)	Interest rate hedges have been entered into relating to these variable rates. See Note 7. “Derivative Financial Instruments” to our condensed consolidated financial statements.

Future Principal Payments

At June 30, 2015, the future principal payments on our long-term debt, excluding payments related to capital leases, were due as follows (in thousands):

Total Debt
Remainder of 2015	$22,445
2016	34,561
2017	62,391
2018	29,266
2019	5,355
Thereafter	155,771
Total long-term debt future principal payments	$309,789

12. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit, surety bonds, and bank guarantees to provide financial and performance assurance to third parties. Our Revolving Credit Facility provides us the capacity to issue up to $700.0 million in letters of credit, subject to certain limits depending on the currencies of the letters of credit, at a fee based on the applicable margin for Eurocurrency revolving loans and a fronting fee. As of June 30, 2015, we had $224.9 million in letters of credit issued under the Revolving Credit Facility, leaving $475.1 million of availability which can be used for the issuance of letters of credit. The majority of these letters of credit were supporting our systems business projects. As of June 30, 2015, we also had $9.0 million in bank guarantees and letters of credit under separate agreements that were posted by certain of our foreign subsidiaries, $43.8 million of letters of credit issued under a bilateral facility secured with cash, and $152.4 million in surety bonds outstanding primarily for our systems business projects. The available bonding capacity under our surety lines was $640.6 million as of June 30, 2015.

Loan Guarantees

At June 30, 2015 and December 31, 2014, our only loan guarantees were guarantees of our own long-term debt, as disclosed in Note 11. “Debt” to these condensed consolidated financial statements.

Product Warranties

When we recognize revenue for module or systems project sales, we accrue a liability for the estimated future costs of meeting our limited warranty obligations for both modules and the balance of the systems. We make and revise this estimate based primarily on the number of our solar modules under warranty installed at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our internal testing of and the expected future performance of our solar modules and balance of systems (“BoS”) components, and our estimated replacement costs.

From time to time, we have taken remediation actions in respect of affected modules beyond our limited warranty, and we may elect to do so in the future, in which case we would incur additional expenses. Such potential voluntary future remediation actions beyond our limited warranty obligations may be material to our condensed consolidated statements of operations if we commit to any such remediation actions.

Product warranty activities during the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Product warranty liability, beginning of period	$220,404	$208,294	$223,057	$198,041
Accruals for new warranties issued	11,268	8,242	18,008	19,511
Settlements	(2,346)	(3,498)	(5,095)	(7,577)
Changes in estimate of product warranty liability	(7,022)	(2,211)	(13,666)	852
Product warranty liability, end of period	$222,304	$210,827	$222,304	$210,827
Current portion of warranty liability	$50,973	$68,214	$50,973	$68,214
Noncurrent portion of warranty liability	$171,331	$142,613	$171,331	$142,613

We have historically estimated our product warranty liability for power output and defects in materials and workmanship under normal use and service conditions to have an estimated warranty return rate of approximately 3% of modules covered under warranty. A 1% change in estimated warranty return rate would change our estimated module warranty liability by approximately $69.2 million, and a 1% change in estimated warranty return rate for balance of systems would not have a material impact on our associated warranty liability.

Accrued Expenses in Excess of Product Warranty

We may also accrue expenses for the cost of any voluntary remediation programs beyond our normal product warranty. As of June 30, 2015 and December 31, 2014, accrued expenses in excess of our product warranty were $26.6 million and $30.9 million, of which $6.7 million and $7.8 million, respectively, were classified as current and $19.9 million and $23.1 million, respectively, were classified as noncurrent and included in “Accrued expenses” and “Other liabilities,” respectively, on our condensed consolidated balance sheets. Our estimates for such remediation programs are based on an evaluation of available information including the estimated number of potentially affected solar modules, historical experience related to our remediation efforts, customer-provided data related to potentially affected systems, estimated costs for performing removal, replacement, and logistical services, and any post-sale expenses covered under our voluntary remediation program. If any of our estimates prove incorrect, we could be required to accrue additional expenses.

Performance Guarantees

As part of our systems business, we conduct performance testing of the solar power plant prior to substantial completion to confirm the power plant meets the operational and capacity expectations noted in the EPC agreement. In addition, we may provide an energy generation performance test during the first year of the solar power plant’s operation. Such a test is designed to demonstrate that the actual energy generation for the first year meets or exceeds the modeled energy expectation, after certain adjustments and exclusions. If there is an underperformance event, determined at the end of the first year after substantial completion, we may incur liquidated damages as a percentage of the EPC contract price. In some instances, a bonus payment may be received at the end of the first year if the power plant performs above a certain level.

As of June 30, 2015 and December 31, 2014, we recorded zero and $4.3 million, respectively, of estimated obligations under such arrangements, which were classified as “Other current liabilities” in the accompanying condensed consolidated balance sheets.

Under our O&M service offering, we typically include an effective availability guarantee when we provide long-term total asset management services. In limited cases, a form of energy generation performance test is offered in lieu of the availability guarantee, and liquidated damages may be incurred at the lost energy price noted in the PPA as the result of an underperformance event. Additionally, as part of our O&M service guarantees there is potential for bonus payments.

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

Contingent Consideration

In connection with our TetraSun and Solar Chile acquisitions, we agreed to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted project and module shipment volume milestones. We have recognized $5.0 million and $4.9 million of current liabilities and $14.8 million and $14.7 million of long-term liabilities for these contingent obligations based on their estimated fair value as of June 30, 2015 and December 31, 2014, respectively.

We continually seek to make additions to our advanced-stage project pipeline. We are actively developing our early to mid-stage project pipeline in order to secure PPAs and are also pursuing opportunities to acquire advanced-stage projects, which already have PPAs in place. In connection with these project acquisitions, we may agree to pay additional amounts to project sellers upon achievement of certain project-related milestones, such as obtaining a PPA, obtaining financing, and selling to a new owner. We recognize an estimated project acquisition contingent liability when we determine that such liability is both probable and reasonably estimable, and the carrying amount of the related project asset is correspondingly increased. As of June 30, 2015 and December 31, 2014, we have recorded $5.2 million and $31.9 million of current liabilities, respectively, and $2.4 million and $2.4 million of long-term liabilities, respectively, for such contingent obligations. Any future differences between the acquisition-date contingent obligation estimate and the ultimate settlement of the obligations will be recognized primarily as an adjustment to project assets, as contingent payments are considered direct and incremental to the underlying value of the related projects.

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

Our module collection and recycling liability at June 30, 2015 and December 31, 2014 was $241.0 million and $246.3 million, respectively. A 1% increase in the annualized inflation rate used in our estimated future collection and recycling cost per module would increase our liability by $59.7 million, and a 1% decrease in that rate would decrease our liability by $48.9 million.

The percentage of modules sold that were subject to our solar module collection and recycling liability was 3% and 56% for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.

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

Class Action

On March 15, 2012, a purported class action lawsuit titled Smilovits v. First Solar, Inc., et al., Case No. 2:12-cv-00555-DGC, was filed in the United States District Court for the District of Arizona (hereafter “Arizona District Court”) against the Company and certain of our current and former directors and officers. The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between April 30, 2008 and February 28, 2012 (the “Class Action”). The complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements regarding the Company’s financial performance and prospects. The action includes claims for damages, including interest, and an award of reasonable costs and attorneys’ fees to the putative class. The Company believes it has meritorious defenses and will vigorously defend this action.

On July 23, 2012, the Arizona District Court issued an order appointing as lead plaintiffs in the Class Action the Mineworkers’ Pension Scheme and British Coal Staff Superannuation Scheme (collectively, “Pension Schemes”). The Pension Schemes filed an amended complaint on August 17, 2012, which contains similar allegations and seeks similar relief as the original complaint. Defendants filed a motion to dismiss on September 14, 2012. On December 17, 2012, the court denied Defendants’ motion to dismiss. On October 8, 2013, the Arizona District Court granted the Pension Schemes’ motion for class certification, and certified a class comprised of all persons who purchased or otherwise acquired publicly traded securities of the Company between April 30, 2008 and February 28, 2012 and were damaged thereby, excluding defendants and certain related parties. Merits discovery closed on February 27, 2015. Defendants filed a motion for summary judgment on March 27, 2015, and plaintiffs filed a cross motion for partial summary judgment on the same day. Briefing on the motions for summary judgment concluded on May 27, 2015. Oral argument on the motions for summary judgment occurred on July 22, 2015. Expert discovery is scheduled to commence after the motions for summary judgment have been resolved.

Given the pending motions for summary judgment, possible expert discovery, and the uncertainties of trial, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

Opt-Out Action

On June 23, 2015, a suit titled Maverick Fund, L.D.C. v. First Solar, Inc., et al., Case No. 2:15-cv-01156-ROS, was filed in Arizona District Court by putative stockholders that opted out of the Class Action. The complaint names the Company and certain of our current and former directors and officers as defendants, and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and violated state law, by making false and misleading statements regarding the Company’s financial performance and prospects. The action includes claims for recessionary and actual damages, interest, punitive damages, and an award of reasonable attorneys’ fees, expert fees and costs. The Company believes it has meritorious defenses and will vigorously defend this action.

The complaint has not yet been served, and the defendants have not responded to the complaint. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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

On July 16, 2013, a derivative complaint was filed in the Superior Court of Arizona, Maricopa County, titled Bargar, et al. v. Ahearn, et al., Case No. CV2013-009938, by a putative stockholder against certain current and former directors and officers of the Company. The complaint contains similar allegations to the Delaware and Arizona derivative cases, and includes claims for, among other things, breach of fiduciary duties, insider trading, unjust enrichment, and waste of corporate assets. By court order on October 3, 2013, the Superior Court of Arizona, Maricopa County granted the parties’ stipulation to defer defendants’ response to the complaint pending resolution of the Smilovits class action or expiration of the stay issued in the consolidated derivative actions in the Arizona District Court. On November 5, 2013, the matter was placed on the court’s inactive calendar. The parties have jointly sought and obtained multiple requests to continue the action on the inactive calendar. Most recently, on June 30, 2015, the parties jointly asked the court to continue the action on the inactive calendar until November 30, 2015.

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

13. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as share-based compensation expense over the required or estimated service period for awards expected to vest. The share-based compensation expense that we recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Share-based compensation expense included in:
Cost of sales	$2,087	$680	$5,491	$5,990
Research and development	933	1,013	2,102	2,265
Selling, general and administrative	5,825	6,458	13,319	13,194
Production start-up	9	3	21	3
Total share-based compensation expense	$8,854	$8,154	$20,933	$21,452

The following table presents our share-based compensation expense by type of award for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restricted and performance stock units	$7,819	$9,411	$18,771	$21,931
Unrestricted stock	332	332	663	663
Stock purchase plan	354	151	669	400
	8,505	9,894	20,103	22,994
Net amount released from (absorbed into) inventory	349	(1,740)	830	(1,542)
Total share-based compensation expense	$8,854	$8,154	$20,933	$21,452

Share-based compensation expense capitalized in inventory was $4.5 million and $5.3 million at June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, we had $46.6 million of unrecognized share-based compensation expense related to unvested restricted and performance stock units, which we expect to recognize as expense over a weighted-average period of approximately 1.2 years.

The estimated forfeiture rate used to record compensation expense is based on historical forfeitures and is adjusted periodically based on actual results. At June 30, 2015 and December 31, 2014, our forfeiture rates were 9.5% and 9.5%, respectively.

14. Income Taxes

Our effective tax rates were (56.3)% and 442.9% for the three and six months ended June 30, 2015, respectively, and (49.6)% and 18.4% for the three and six months ended June 30, 2014, respectively. The change in our effective tax rate during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily the result of a $41.7 million discrete tax benefit associated with the receipt of a private letter ruling and a lower percentage of profits earned in lower tax jurisdictions, partially offset by an increase in uncertain tax positions. The provision for income taxes differed from the amount computed by applying the statutory U.S. federal rate of 35% primarily due to the benefit associated with foreign income taxed at lower rates, including the beneficial impact of our Malaysian tax holiday, partially offset by additional tax expense attributable to losses in jurisdictions for which no tax benefits could be recorded.

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

In April 2015, we received a private letter ruling in a foreign jurisdiction related to the timing of the deduction for certain of our obligations. In accordance with the private letter ruling, we will begin treating these obligations as deductible when we actually make payments on the obligations, which are expected to occur subsequent to the expiration of the tax holiday. During the three months ended June 30, 2015, we recorded a benefit of $41.7 million through the tax provision to establish a deferred tax asset associated with the future deductibility of these obligations.

We are subject to audit by various state, local, and foreign tax authorities. During the six months ended June 30, 2015, we settled a tax audit in Spain, which resulted in a discrete tax expense of $2.5 million. We are not currently under any tax examinations but continue to have discussions regarding an ongoing dispute with the German taxing authorities. We believe that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed by our tax audits are resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

15. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potentially dilutive common stock, including employee stock options, restricted and performance stock units, and stock purchase plan shares, unless there is a net loss for the period. In computing diluted net income per share, we utilize the treasury stock method.

The calculation of basic and diluted net income per share for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic net income per share
Numerator:
Net income	$94,490	$4,528	$32,198	$116,535
Denominator:
Weighted-average common shares outstanding	100,852	100,148	100,615	99,871

Diluted net income per share
Denominator:
Weighted-average common shares outstanding	100,852	100,148	100,615	99,871
Effect of restricted and performance stock units and stock purchase plan shares	755	1,666	1,016	1,949
Weighted-average shares used in computing diluted net income per share	101,607	101,814	101,631	101,820

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Per share information - basic:
Net income per share	$0.94	$0.05	$0.32	$1.17

Per share information - diluted:
Net income per share	$0.93	$0.04	$0.32	$1.14

The following number of outstanding employee stock options, restricted and performance stock units, and stock purchase plan shares were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2015 and 2014 as they would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Anti-dilutive shares	12	50	73	107

16. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Comprehensive income (loss), which includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, the impact of which has been excluded from net income and reflected as components of stockholders’ equity, was as follows for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014
Net income	$94,490	$4,528
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	2,495	(1,721)
Unrealized (loss) gain on marketable securities and restricted investments for the period, net of tax of $3,842 and $(1,295)	(60,640)	18,572
Less: reclassification for gains included in net income, net of tax of $0 and $83	—	(127)
Unrealized (loss) gain on marketable securities and restricted investments	(60,640)	18,445
Unrealized gain on derivative instruments for the period, net of tax of $(1,837) and $677	3,577	417
Less: reclassification for gains included in net income, net of tax of $2,343 and $0	(3,918)	(1,827)
Unrealized loss on derivative instruments	(341)	(1,410)
Other comprehensive (loss) income, net of tax	(58,486)	15,314
Comprehensive income	$36,004	$19,842

	Six Months Ended June 30,
	2015	2014
Net income	$32,198	$116,535
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(12,898)	(1,661)
Unrealized (loss) gain on marketable securities and restricted investments for the period, net of tax of $1,785 and $(2,957)	(22,353)	38,748
Less: reclassification for gains included in net income, net of tax of $0 and $83	—	(127)
Unrealized (loss) gain on marketable securities and restricted investments	(22,353)	38,621
Unrealized loss on derivative instruments for the period, net of tax of $(200) and $2,140	(3,472)	(1,455)
Less: reclassification for losses (gains) included in net income, net of tax of $1,513 and $0	1,571	(2,300)
Unrealized loss on derivative instruments	(1,901)	(3,755)
Other comprehensive (loss) income, net of tax	(37,152)	33,205
Comprehensive (loss) income	$(4,954)	$149,740

Components and details of accumulated other comprehensive income at June 30, 2015 and 2014 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2014	$(53,337)	$102,299	$1,178	$50,140
Other comprehensive loss before reclassifications	(12,898)	(22,353)	(3,472)	(38,723)
Amounts reclassified from accumulated other comprehensive income	—	—	1,571	1,571
Net other comprehensive loss	(12,898)	(22,353)	(1,901)	(37,152)
Balance as of June 30, 2015	$(66,235)	$79,946	$(723)	$12,988

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2013	$(34,190)	$11,558	$(3,144)	$(25,776)
Other comprehensive (loss) income before reclassifications	(1,661)	38,748	(1,455)	35,632
Amounts reclassified from accumulated other comprehensive income	—	(127)	(2,300)	(2,427)
Net other comprehensive (loss) income	(1,661)	38,621	(3,755)	33,205
Balance as of June 30, 2014	$(35,851)	$50,179	$(6,899)	$7,429

	Amount Reclassified for the
Details of Accumulated Other Comprehensive Income	Six Months Ended June 30,		Income Statement Line Item
	2015	2014
Gains on marketable securities
	$—	$210	Other expense, net
	—	83	Tax expense
	$—	$127	Total, net of tax
Gains and (losses) on derivative contracts
Foreign exchange forward contracts	$352	$—	Net sales
Foreign exchange forward contracts	4,599	—	Cost of sales
Interest rate and cross currency swap contracts	(243)	(448)	Interest expense, net
Cross currency swap contract	(4,766)	2,748	Foreign currency (loss) gain, net
	(58)	2,300	Total before tax
	(1,513)	—	Tax benefit
	$(1,571)	$2,300	Total net of tax

17. Segment Reporting

We operate our business in two segments. Our components segment involves the design, manufacture, and sale of solar modules, which convert sunlight into electricity. We primarily manufacture cadmium telluride (“CdTe”) modules and have also begun manufacturing high-efficiency crystalline silicon modules. Third-party customers of our components segment include project developers, system integrators, and owners of PV solar power systems.

Our second segment is our fully integrated systems business (“systems segment”), through which we provide complete turn-key PV solar power systems, or solar solutions, that draw upon our capabilities, which include (i) project development, (ii) EPC services, (iii) O&M services, and (iv) project finance expertise. We may provide our full EPC services or any combination of individual products and services within our EPC capabilities depending upon the customer and market opportunity. All of our systems segment products and services are for PV solar power systems, which primarily use our solar modules, and we sell such products and services to investor-owned utilities, independent power developers and producers, commercial and industrial companies, and other system owners. Additionally within our systems segment, we may own and operate certain of our PV solar power systems based on strategic opportunities.

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

Financial information about our reportable segments during the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Components	Systems	Total	Components	Systems	Total
Net sales	$321,444	$574,773	$896,217	$194,061	$350,292	$544,353
Gross profit	57,836	106,647	164,483	686	92,039	92,725
Depreciation and amortization expense	61,967	3,379	65,346	55,486	7,380	62,866
Income (loss) before income taxes	7,661	51,560	59,221	(44,559)	48,925	4,366

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Components	Systems	Total	Components	Systems	Total
Net sales	$547,061	$818,365	$1,365,426	$510,919	$983,592	$1,494,511
Gross profit	77,225	126,239	203,464	25,774	303,662	329,436
Depreciation and amortization expense	121,778	6,797	128,575	108,617	15,359	123,976
Income (loss) before income taxes	(21,771)	12,894	(8,877)	(73,985)	219,183	145,198

	June 30, 2015			June 30, 2014
	Components	Systems	Total	Components	Systems	Total
Goodwill	$16,152	$68,833	$84,985	$16,152	$68,833	$84,985
Total assets	4,130,175	2,673,630	6,803,805	4,007,064	2,604,951	6,612,015

Product Revenue

The following table sets forth the total amounts of solar module and solar power system net sales recognized for the three and six months ended June 30, 2015 and 2014. For the purposes of the following table, (i) “Solar module revenue” is composed of total revenues from the sale of solar modules to third parties, which does not include any systems segment product or service offerings and (ii) “Solar power system revenue” is composed of total revenues from the sale of our solar power systems and related products and services, including the solar modules installed in such solar power systems along with revenue generated from our PV solar power systems (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Solar module revenue	$18,823	$65,397	$119,956	$106,398
Solar power system revenue	877,394	478,956	1,245,470	1,388,113
Net sales	$896,217	$544,353	$1,365,426	$1,494,511

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933, which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs, warranties, solar module efficiency and balance of systems (“BoS”) cost reduction roadmaps, restructuring, product reliability, investments in unconsolidated affiliates, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; our ability to reduce the costs to construct PV solar power systems; research and development programs and our ability to improve the conversion efficiency of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” and the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in Part I, Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere in this Quarterly Report on Form 10-Q, Current Reports on Form 8-K, and other reports filed with the Securities and Exchange Commission (the “SEC”). You should carefully consider the risks and uncertainties described under this section.

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

Executive Overview

We are a leading global provider of comprehensive photovoltaic (“PV”) solar energy solutions. We design, manufacture, and sell PV solar modules with an advanced thin-film semiconductor technology and also develop, design, construct, and sell PV solar power systems that primarily use the modules we manufacture. We also manufacture crystalline silicon solar modules with proprietary high-power density, mono-crystalline technology, and we provide single-axis mounting systems with proprietary tracking capabilities. Additionally, we provide operations and maintenance (“O&M”) services to system owners that use solar modules manufactured by us or by other third-party manufacturers. We have substantial, ongoing research and development efforts focused on module and systems level innovations. We are the world’s largest thin-film PV solar module manufacturer and one of the world’s largest PV solar module manufacturers. Our mission is to create enduring value by enabling a world powered by clean, affordable solar energy.

Certain highlights of our financial results and other key developments include the following:

•
Net sales for the three months ended June 30, 2015 increased by 65% to $896.2 million compared to $544.4 million for the same period in 2014. The increase in net sales was driven by higher systems project revenue, partially offset by lower third-party module net sales. The increase in systems project revenue was driven by the partial sale of our North Star and Lost Hills projects along with higher revenue from our Silver State South, Imperial Energy Center West and McCoy Solar projects, partially offset by lower revenue from the completion, or substantial completion, of our Topaz, Macho Springs, and Desert Sunlight projects in prior periods. The decrease in third-party module net sales was attributable to a lower volume of watts sold and a lower average selling price per watt.

•
Net sales for the six months ended June 30, 2015 decreased by 9% to $1,365.4 million compared to $1,494.5 million for the same period in 2014. The decrease in net sales was driven by lower systems project revenue, partially offset by higher third-party module net sales. The decrease in systems project revenue was primarily attributable to the completion, or substantial completion, of our Campo Verde, Topaz, and Desert Sunlight projects in prior periods, partially offset by the partial sale of our North Star and Lost Hills projects along with higher revenue from our Silver State South, Imperial Energy Center West and McCoy Solar projects. The increase in third-party module net sales was the result of a higher volume of watts sold, partially offset by a lower average selling price per watt.

•
Gross profit for the three months ended June 30, 2015 increased 1.4 percentage points to 18.4% from 17.0% for the same period in 2014. The increase in gross profit was primarily the result of improved utilization of our manufacturing assets, partially offset by lower gross profit on third-party module net sales.

•
Gross profit for the six months ended June 30, 2015 decreased 7.1 percentage points to 14.9% from 22% for the same period in 2014. The decrease in gross profit was driven by a mix of lower gross profit systems projects sold and under construction during the period along with lower gross profit on third-party module net sales. These decreases were partially offset by improved utilization of our manufacturing assets.

•
As of June 30, 2015, we had 30 installed production lines with an annual global manufacturing capacity of approximately 2.7 GW at our manufacturing plants in Perrysburg, Ohio and Kulim, Malaysia. We produced 0.6 GW of solar modules during the three months ended June 30, 2015 which represented a 26.0% increase from the same period in 2014. This increase in production was primarily driven by the restart of various production lines at our manufacturing plant in Malaysia and higher module conversion efficiencies. We expect to produce approximately 2.5 GW of solar modules during 2015, including approximately 25 MW of crystalline silicon solar modules.

•	During the three months ended June 30, 2015, we ran our factories at approximately 85% capacity utilization, which represented a 5.0 percentage point increase from the same period in 2014.

•	The average conversion efficiency of our modules was 15.4% for the three months ended June 30, 2015, which was an improvement of 1.4 percentage points from the three months ended June 30, 2014.

•
In June 2015, we announced that we had achieved a world record thin-film module aperture area conversion efficiency of 18.6% and a full area conversion efficiency of 18.2%, which is more efficient than the best multi-crystalline silicon module conversion efficiency previously recorded.

•	New bookings during the period from May 1, 2015 to August 4, 2015 included a 100 MW AC solar power project in Nevada and a 57 MW AC solar power project in Japan.

•
As described below under “Certain Trends and Uncertainties — 8point3 Energy Partners LP,” in June 2015, 8point3 Energy Partners LP, a limited partnership formed by First Solar and SunPower Corporation to own, operate, and acquire solar energy generation projects, completed its initial public offering.

Market Overview

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. In the aggregate, we believe manufacturers of solar modules and cells have installed significant production capacity in relation to global demand. We believe the solar industry will continue to experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will put pressure on pricing. Additionally, intense competition at the systems level can result in an environment in which pricing falls rapidly, thereby further increasing demand for solar energy solutions but constraining the ability for project developers, EPC companies, and vertically-integrated solar companies such as First Solar to sustain meaningful and consistent profitability. In light of such market realities, we are executing our Long Term Strategic Plan, Vision 2020 (“Long Term Strategic Plan”) described below, under which we are focusing on our competitive strengths. A key core strength is our differentiated, vertically-integrated business model that enables us to provide utility-scale PV solar energy solutions to key geographic markets with immediate electricity needs.

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

Lower industry module and system pricing, while currently challenging for certain solar manufacturers (particularly manufacturers with high cost structures), is expected to continue to contribute to global market diversification and volume elasticity. Over time, declining average selling prices are consistent with the erosion of one of the primary historical constraints to widespread solar market penetration, its affordability. In the near term, however, declining average selling prices could adversely affect our results of operations. If competitors reduce pricing to levels below their costs, bid aggressively low prices for PPAs and EPC agreements, or are able to operate at negative or minimal operating margins for sustained periods of time, our results of operations could be further adversely affected. We continue to mitigate this uncertainty in part by executing on and building our advanced-stage utility-scale systems pipeline, executing on our module efficiency improvement and BoS cost reduction roadmaps, adjusting our production plans and capacity utilization, and continuing the development of key geographic markets.

We continue to face intense competition from manufacturers of crystalline silicon solar modules and other types of solar modules and PV systems. Solar module manufacturers compete with one another in several product performance attributes, including reliability and selling price per watt, and, with respect to PV solar power systems, net present value, return on equity, and levelized cost of electricity (“LCOE”), meaning the net present value of total life cycle costs of the PV solar power system divided by the quantity of energy which is expected to be produced over the system’s life. We believe we are among the lowest cost PV module manufacturers in the solar industry on a module cost per watt basis, based on publicly available information. This cost competitiveness is reflected in the price at which we sell our modules and fully integrated PV solar power systems and enables our systems to compete favorably. Our cost competitiveness is based in large part on our proprietary technology (which enables us to produce a cadmium telluride (“CdTe”) module in less than 2.5 hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), our scale, and our operational excellence. In addition, our CdTe modules use approximately 1-2% of the amount of the semiconductor material that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels. Polysilicon costs have had periods of decline over the past several years, contributing to a decline in our manufacturing cost competitiveness over traditional crystalline silicon module manufacturers. Given the lower conversion efficiency and/or smaller size (sometimes referred to as form factor) of our modules compared to certain types of crystalline silicon modules, there may be higher BoS costs associated with systems using our modules. Thus, to compete effectively on the basis of LCOE, our modules need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules with higher conversion efficiencies. We continue to focus on improving our module conversion efficiencies and reducing BoS costs associated with PV solar power systems using our modules. We believe we can continue to reduce BoS costs by improving module conversion efficiencies, leveraging volume procurement around standardized hardware platforms, using innovative installation techniques and know how, and accelerating installation times to reduce labor costs. BoS costs can represent a significant portion of the costs associated with the construction of a typical utility-scale PV solar power system.

While our modules and PV solar power systems are generally competitive in cost, reliability, and performance attributes, there can be no guarantee such competitiveness will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in additional margin compression, further declines in the average selling prices of our modules and PV solar power systems, erosion in our market share for modules and PV solar power systems, decreases in the rate of net sales growth, and/or declines in overall net sales. We have taken, and continue to take, various actions to mitigate the potential impact resulting from competitive pressures, including accelerating progress along our module efficiency improvement and BoS cost reduction roadmaps and further focusing our research and development on increasing the conversion efficiency of our solar modules.

As we continue to expand our systems business into key geographic markets, we can offer value beyond solar modules, reduce our exposure to module-only competition, provide differentiated product offerings to minimize the impact of solar module commoditization, and provide comprehensive utility-scale PV solar power system solutions that reduce solar electricity costs. Thus, our systems business allows us to play a more active role than many of our competitors in managing the demand for our solar modules. Finally, we continue to form and develop strong relationships with our customers and strategic partners around the world and continue to refine our product offerings, including EPC capabilities and O&M services, in order to enhance the competitiveness of systems using our modules. For example, we have and expect in the future to form joint ventures or other business arrangements with project developers in certain strategic markets in order to provide our modules and utility-scale PV solar energy solutions to the projects developed by such ventures.

Certain Trends and Uncertainties

We believe that our operations may be favorably or unfavorably impacted by the following trends and uncertainties that may affect our financial condition and results of operations. See Part I, Item 1A: “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015 and the risks described elsewhere in this report (the “Risk Factors”) for a discussion of other risks that may affect our financial condition and results of operations.

Long Term Strategic Plan, Vision 2020

Our Long Term Strategic Plan, Vision 2020 (“Long Term Strategic Plan”) is a long-term roadmap to achieve our growth objectives and our technology and cost leadership goals. In executing our Long Term Strategic Plan, we are focusing on providing PV solar energy solutions using our modules to key geographic markets that we believe have a compelling need for mass-scale PV electricity, including markets throughout the Americas, Asia, the Middle East, and Africa. As part of our Long Term Strategic Plan, we are focusing on opportunities in which our PV solar energy solutions can compete directly with fossil fuel offerings on an LCOE or similar basis, or complement such fossil fuel electricity offerings. Execution of the Long Term Strategic Plan entails a prioritization of market opportunities worldwide relative to our core strengths and a corresponding allocation of resources around the globe. This prioritization involves a focus on our core utility-scale offerings and exists within a current market environment of increasing attention being given to rooftop and distributed generation solar, particularly in the U.S. While it is unclear how rooftop and distributed generation solar might impact our core utility utility-scare offerings in the next several years, we believe that utility-scale solar will continue to be a compelling solar offering for companies with technology and cost leadership and will continue to represent an increasing portion of the overall electricity generation mix.

We are closely evaluating and managing the appropriate level of resources required as we pursue the most advantageous and cost effective projects and partnerships in our target markets. We have and intend to continue to dedicate significant capital and human resources to reduce the total installed cost of PV solar energy, to optimize the design and logistics around our PV solar energy solutions, and to ensure that our solutions integrate well into the overall electricity ecosystem of each specific market. We expect that, over time, an increasing portion of our consolidated net sales, operating income, and cash flows may come from solar offerings in the key geographic markets described above as we execute on our Long Term Strategic Plan. The timing, execution, and financial impacts of our Long Term Strategic Plan are subject to risks and uncertainties, as described in the Risk Factors. We are focusing our resources in those markets and energy applications in which solar power can be a least-cost, best-fit energy solution, particularly in regions with high solar resources, significant current or projected electricity demand, and/or relatively high existing electricity prices. As part of these efforts, we continue to expand or reallocate resources globally, including business development, sales personnel, and other supporting professional staff in target markets. Accordingly, we may shift current costs or incur additional costs over time as we establish a localized business presence in these target markets.

Joint ventures or other strategic arrangements with partners are a key part of our Long Term Strategic Plan, and we generally use such arrangements to expedite our penetration of various key markets and establish relationships with potential customers and policymakers. We also enter into joint ventures or strategic arrangements with customers or other entities to maximize the value of particular projects. Some of these arrangements involve and are expected in the future to involve significant investments or other allocations of capital. We continue to develop relationships with policymakers, regulators, and end customers in these strategic markets with a view to creating opportunities for utility-scale PV solar power systems. We sell such systems directly to end customers, including independent power producers, utilities, retail electricity providers, and commercial and industrial customers. Depending on the market opportunity, our sales offerings may range from module-only sales, to module sales with a range of development, EPC services, and other solutions, to full turn-key PV solar power system sales. We expect these sales offerings to continue to evolve over time as we work with our customers to optimize how our PV solar energy solutions can best meet our customers’ energy and economic needs.

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

We also continue to assess and pursue business arrangements that provide access to a lower cost of capital and optimize the value of our projects. Business arrangements that can lower the cost of capital and provide other benefits relating to the project sales process, such as our recently formed YieldCo (as described below and under the heading “Liquidity and Capital Resources”), have been used increasingly by renewable energy companies. Additionally, our joint ventures and other business arrangements with strategic partners have and may in the future result in us temporarily retaining a noncontrolling ownership interest in the underlying systems projects we develop, supply modules to, or construct potentially for a period of up to several years. Such business arrangements could become increasingly important to our competitive profile in markets globally, including North America. In each of the above mentioned examples, we may retain such ownership interests in a consolidated or unconsolidated separate entity.

8point3 Energy Partners LP

As previously disclosed in a Current Report on Form 8-K filed with the SEC on June 30, 2015, 8point3 Energy Partners LP (the “Partnership”), a limited partnership formed by First Solar and SunPower Corporation (the “Sponsors”), completed its initial public offering (the “IPO”) in June 2015. As part of the IPO, we contributed various projects to a subsidiary of the Partnership in exchange for a 31% interest in the entity. We also received a distribution of $283.7 million following the IPO. The Partnership owns, operates, and is expected to acquire additional solar energy generation projects from the Sponsors and is expected to enable a lower cost of capital and greater predictability in the project sales process. The Partnership’s initial project portfolio includes interests in more than 0.4 GW of various solar energy generation projects, and the Partnership also has rights of first offer on interests in over 1.1 GW of additional solar energy generation projects that are currently contracted or are expected to be contracted prior to being sold by the Sponsors.

There is no assurance that the value of our ownership interests in the subsidiary of the Partnership will equal or be greater than the book value of our contributed assets, or that we will realize a return on our investment. For additional information, see Part II, Item 1A: “Risk Factors: We may not be able to achieve the full strategic and financial benefits expected to result from the formation of 8point3 Energy Partners LP, on a timely basis or at all.” and “Note 9. Investments in Unconsolidated Affiliates and Joint Ventures — 8point3 Energy Partners LP” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Construction of Some of the World’s Largest PV Solar Power Systems

We continue to execute on our advanced-stage utility-scale project pipeline and expect a substantial portion of our consolidated net sales, operating income, and cash flows through 2016 to be derived from several large projects in this pipeline, including the following contracted projects which will be among the world’s largest PV solar power systems: the 250 MW McCoy Solar Energy Project, located in Riverside County, California; the 250 MW Silver State South project, located near Primm in Clark County, Nevada; the 175 MW Astoria Project, located in Kern County, California; and the 150 MW Imperial Solar Energy Center West project, located in Imperial County, California. Our advanced-stage utility-scale project pipeline also includes the following projects which are not yet sold or contracted: the 300 MW Stateline project, located in San Bernardino County, California; the 280 MW California Flats project, located in Monterey County, California; the 250 MW Moapa project, located in Clark County, Nevada; and the 141 MW Luz del Norte project located near Copiapó, Chile. Please see the tables under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Systems Project Pipeline” for additional information about these and other projects within our systems business advanced-stage project pipeline. The construction progress of these projects is subject to risks and delays as described in the Risk Factors. Revenue recognition for these and other systems projects is in many cases not linear in nature due to the timing of when all revenue recognition criteria are met, and consequently, period-over-period comparisons of results of operations may not be meaningful. Expected revenue from projects without a PPA, for which electricity will be sold on an open contract basis, may be subject to greater variability and uncertainty based on market factors compared to projects with a PPA. As we progress construction towards substantial completion of these PV solar power systems, we may have a larger portion of our net sales, operating income, and cash flows come from future sales of solar offerings outside of North America, pursuant to our Long Term Strategic Plan described above. North America, however, will continue to represent a meaningful portion of our net sales, operating income, and cash flows as a significant portion of our advanced-stage project pipeline, excluding the projects above, is also comprised of projects in North America.

Systems Project Pipeline

The following tables summarize, as of August 4, 2015, our approximately 3.3 GW systems business advanced-stage project pipeline. As of June 30, 2015, for the Projects Sold/Under Contract in our advanced-stage project pipeline of approximately 1.5 GW, we have recognized revenue with respect to the equivalent of approximately 0.4 GW. Such MW equivalent amount refers to the ratio of revenue recognized for the Projects Sold/Under Contract in our advanced-stage project pipeline compared to total contracted revenue for such projects, multiplied by the total MW for such projects. The remaining revenue to be recognized subsequent to June 30, 2015 for the Projects Sold/Under Contract in our advanced-stage project pipeline is expected to be approximately $2.5 billion. The majority of such amount is expected to be recognized as revenue through the later of the substantial completion or project closing dates of the Projects Sold/Under Contract. The remaining revenue to be recognized does not have a direct correlation to expected remaining module shipments for such Projects Sold/Under Contract as expected module shipments do not represent total systems revenues and do not consider the timing of when all revenue recognition criteria are met, including the timing of module installation. The actual volume of modules installed in our Projects Sold/Under Contract will be greater than the Project Size in MW AC as module volumes required for a project are based upon MW DC, which will be greater than the MW AC size pursuant to a DC-AC ratio typically ranging from 1.2 to 1.3. Such ratio varies across different projects due to various system design factors. Projects are removed from our advanced-stage project pipeline tables below once we have completed construction and after substantially all revenue has been recognized. Projects or portions of projects may also be removed from the tables below in the event an EPC-contracted or partner-developed project does not get permitting or financing or an unsold or uncontracted project ultimately does not get sold or contracted due to the changing economics of the project or other factors.

We continually seek to make additions to our advanced-stage project pipeline. We are actively developing our early to mid-stage project pipeline in order to secure PPAs and are also pursuing opportunities to acquire advanced-stage projects, which already have PPAs in place. New additions to our project pipeline during the period from May 1, 2015 to August 4, 2015 included a 100 MW AC solar power project in Nevada and a 57 MW AC solar power project in Japan.

Projects Sold/Under Contract
(Includes uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements, including partner developed projects that we will be or are constructing.)

					As of June 30, 2015
Project/Location	Project Size in MW AC (1)	PPA Contracted Partner	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed By	Percentage Complete	Percentage of Revenue Recognized
McCoy, California	250	SCE	NextEra	2016	25%	25%
Silver State South, Nevada	250	SCE	NextEra (2)	2016	27%	24%
Astoria, California	175	(3)	Recurrent	2016	2%	—%
AGL, Australia	155	AGL	AGL (4)	2015	89%	89%
Imperial Energy Center West, California	150	SDG&E	Tenaska	2016	44%	44%
Taylor, Georgia	147	(15)	Southern Company	2016	—%	—%
Butler, Georgia	103	Georgia Power	Southern Company	2016	—%	—%
Decatur Parkway Solar, Georgia	83	Georgia Power	Southern Company	2015	37%	37%
Shams Ma’an, Jordan	53	NEPCO (5)	(3)	2016	2%	—%
Seville, California	52	Seville Solar	Seville Solar	2015	4%	—%
CID Solar and Cottonwood, California	43	PG&E/Marin Clean Energy	EDF Renewable Energy	2015	97%	97%
Elm City, North Carolina	40	UOG (6)	Duke	2015	5%	—%
Terra Solar, Honduras	26	ENEE (7)	Grupo Terra	2015	96%	96%
Total	1,527

Projects with Executed PPA Not Sold/Not Contracted

Project/Location	Fully Permitted	Project Size in MW AC (1)	PPA Contracted Partner	Expected or Actual Substantial Completion Year	Percentage Complete as of June 30, 2015
Tribal Solar	No	310	SCE	2019	1%
Stateline, California	Yes	300	SCE	2016	26%
California Flats, California	No	280	PG&E/Apple Inc. (8)	2016 (9)	5%
Moapa, Nevada	Yes	250	LADWP	2015/2016	32%
India (Multiple Locations)	No	200	TSSPDCL / APSPDCL (10)	2015/2016	19%
Luz del Norte, Chile	Yes	141	(11)	2015	72%
Playa Solar 2, Nevada	No	100	Nevada Power Company (17)	2016	4%
Japan	Yes	57	(3)	2017/2018	3%
Cuyama, California	Yes	40	PG&E	2015/2016 (9)	12%
Kingbird, California	Yes	40	SCPPA (12)/ City of Pasadena	2015	11%
Turkey (Multiple Locations)	No	33	(16)	2018	2%
Portal Ridge, California	Yes	31	PG&E/SCE (13)	2016	8%
Barilla, Texas	Yes	30	(14)	2015	100%
Total		1,812

(1)
The volume of modules installed in MW DC (“direct current”) will be higher than the MW AC (“alternating current”) size pursuant to a DC-AC ratio typically ranging from 1.2 to 1.3; such ratio varies across different projects due to various system design factors

(2)	Represents Third-Party Owner/Purchaser

(3)	Contracted but not specified

(4)	First Solar indirectly owns five percent of projects (102 MW AC Nyngan and 53 MW AC Broken Hill)

(5)	NEPCO is defined as National Electric Power Company, the country of Jordan’s regulatory authority for power generation and distribution and a consortium of investors

(6)	UOG is defined as Utility Owned Generation

(7)	ENEE is defined as Empresa Nacional de Energía Eléctrica

(8)	PG&E 150 MW AC and Apple Inc. 130 MW AC

(9)	PG&E PPA term begins in 2019

(10)
TSSPDCL is defined as Southern Power Distribution Company of Telangana State Ltd and consists of 120 MW AC of projects with expected completion in 2015 and 2016; and APSPDCL is defined as Andhra Pradesh Southern Power Distribution Company Ltd and consists of 80 MW AC of projects with expected completion in 2016

(11)	No PPA - Electricity to be sold on an open contract basis

(12)	SCPPA is defined as Southern California Public Power Authority; SCPPA 20 MW AC and City of Pasadena 20 MW AC

(13)	PG&E 11 MW AC and SCE 20 MW AC

(14)
Short term PPA with MP2 Energy LLC for approximately 40% of the output from the first 22 MW AC phase of the project. Short term PPA with Luminant Energy Company LLC for 100% of the output from the remaining 8 MW AC phases of the project

(15)	PPA contracted partners include Cobb Electric Membership Corporation, Flint Electric Membership Corporation, and Sawnee Electric Membership Corporation

(16)	Electricity expected to be sold under feed-in-tariff structure for ten years, pending acquisition of certain licenses

(17)	PPA pending public utilities commission final approval

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.6%	83.0%	85.1%	78.0%
Gross profit	18.4%	17.0%	14.9%	22.0%
Research and development	3.3%	6.0%	4.7%	4.8%
Selling, general and administrative	7.9%	10.6%	10.1%	7.8%
Production start-up	0.8%	0.1%	1.0%	—%
Operating income (loss)	6.4%	0.4%	(1.0)%	9.4%
Foreign currency (loss) gain, net	(0.3)%	—%	(0.3)%	—%
Interest income	0.7%	0.8%	0.8%	0.6%
Interest expense, net	(0.1)%	(0.2)%	(0.1)%	(0.1)%
Other expense, net	(0.1)%	(0.2)%	(0.2)%	(0.2)%
Income tax benefit (expense)	3.7%	0.4%	2.9%	(1.8)%
Equity in earnings (loss) of unconsolidated affiliates, net of tax	0.2%	(0.4)%	0.1%	(0.1)%
Net income	10.5%	0.8%	2.4%	7.8%

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

Product Revenue

The following table sets forth the total amounts of solar module and solar power system net sales for the three and six months ended June 30, 2015 and 2014. For the purpose of the following table, (a) solar module revenue is composed of total net sales from the sale of solar modules to third parties, and (b) solar power system revenue is composed of total net sales from the sale of PV solar power systems and related services and solutions including the solar modules installed in the PV solar power systems we develop and construct along with revenue generated from our PV solar power systems (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Three Month Change		2015	2014	Six Month Change
Solar module revenue	$18,823	$65,397	$(46,574)	(71)%	$119,956	$106,398	$13,558	13%
Solar power system revenue	877,394	478,956	398,438	83%	1,245,470	1,388,113	(142,643)	(10)%
Net sales	$896,217	$544,353	$351,864	65%	$1,365,426	$1,494,511	$(129,085)	(9)%

Solar module revenue to third parties decreased $46.6 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to a 68% decrease in the volume of watts sold and a 10% reduction in the average selling price per watt.

Solar power system revenue increased $398.4 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to the number of projects under construction between these periods as well as the timing of when all revenue recognition criteria were met. Specifically, the increase was driven by the partial sale of our North Star and Lost Hills projects along with higher revenue from our Silver State South, Imperial Energy Center West and McCoy Solar projects, partially offset by lower revenue from the completion, or substantial completion, of our Topaz, Macho Springs, and Desert Sunlight projects in prior periods. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Systems Project Pipeline” for the percentage complete and percentage of revenue recognized for current projects.

Solar module revenue to third parties increased $13.6 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of a 34% increase in the volume of watts sold, partially offset by a 16% reduction in the average selling price per watt.

Solar power system revenue decreased $142.6 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the size of projects under construction between these periods as well as the timing of when all revenue recognition criteria were met. Specifically, the decrease was primarily attributable to the completion, or substantial completion, of our Campo Verde, Topaz, and Desert Sunlight projects in prior periods, partially offset by the partial sale of our North Star and Lost Hills projects along with higher revenue from our Silver State South, Imperial Energy Center West and McCoy Solar projects. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Systems Project Pipeline” for the percentage complete and percentage of revenue recognized for current projects.

Three and Six Months Ended June 30, 2015 and 2014

Net sales

Components Business

We generally price and sell our solar modules per watt of name plate power. During the three and six months ended June 30, 2015, a significant portion of net sales from the components business related to modules included in our PV solar power systems described below under “Net sales — Systems Business.” Other than the modules included in our PV solar power systems, we sold the majority of our solar modules to project developers, system integrators, and owners of solar power projects in India, Great Britain, and Israel.

From time to time, we enter into module sales agreements with customers worldwide for specific projects or volumes of modules. Such agreements are generally short-term in nature. During the three months ended June 30, 2015 and 2014, 33% and 70%, respectively, of our components business net sales, excluding modules installed in our PV solar power systems, were denominated in Euros and were subject to fluctuations in the exchange rate between the Euro and U.S. dollar. During the six months ended June 30, 2015 and 2014, 13% and 65%, respectively, of our components business net sales, excluding modules installed in our PV solar power systems, were denominated in Euros and were subject to fluctuations in the exchange rate between the Euro and U.S. dollar.

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

Systems Business

Through our fully integrated systems business, we provide a complete turn-key PV solar power system solution using our solar modules, which may include project development, EPC services, O&M services, and project finance expertise. Additionally, we may own and operate certain PV solar power systems, which are also included within our systems business. We typically use the percentage-of-completion method using actual costs incurred over total estimated costs to construct a project (including module costs) as our standard accounting policy and apply this method after all revenue recognition criteria have been met. There are also many instances in which we recognize revenue after a project has been completed, primarily due to a project not being sold prior to completion or because all revenue recognition criteria are not met until the project is completed. Our revenue recognition policies for the systems business are described in further detail in Note 2. “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The following table shows net sales by reportable segment for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Six Month Change
Components	$321,444	$194,061	$127,383	66%	$547,061	$510,919	$36,142	7%
Systems	574,773	350,292	224,481	64%	818,365	983,592	(165,227)	(17)%
Net sales	$896,217	$544,353	$351,864	65%	$1,365,426	$1,494,511	$(129,085)	(9)%

Net sales from our systems segment, which excludes solar modules used in our systems projects, increased by $224.5 million, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to the partial sale of our North Star and Lost Hills projects along with higher revenue from our Silver State South, Imperial Energy Center West and McCoy Solar projects, partially offset by lower revenue from the completion, or substantial completion, of our Topaz, Macho Springs, and Desert Sunlight projects in prior periods. Net sales from our components segment, which includes solar modules used in our systems projects, increased $127.4 million primarily due to a 70% increase in the volume of watts sold, partially offset by a 2% decrease in the average selling price per watt.

Net sales from our systems segment, which excludes solar modules used in our systems projects, decreased by $165.2 million, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of the completion, or substantial completion, of our Campo Verde, Topaz, and Desert Sunlight projects in prior periods, partially offset by the partial sale of our North Star and Lost Hills projects along with higher revenue from our Silver State South, Imperial Energy Center West and McCoy Solar projects. Net sales from our components segment, which includes solar modules used in our systems projects, increased $36.1 million primarily due to a 19% increase in the volume of watts sold, partially offset by a 10% decrease in the average selling price per watt.

See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Systems Project Pipeline” for information regarding the percentage complete and percentage of revenue recognized for our current systems projects.

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

The following table shows cost of sales by reportable segment for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Six Month Change
Components	$263,608	$193,375	$70,233	36%	$469,836	$485,145	$(15,309)	(3)%
Systems	468,126	258,253	209,873	81%	692,126	679,930	12,196	2%
Total cost of sales	$731,734	$451,628	$280,106	62%	$1,161,962	$1,165,075	$(3,113)	—%
% of net sales	81.6%	83.0%			85.1%	78.0%

Our cost of sales increased $280.1 million, or 62%, and decreased 1.4 percentage points as a percentage of net sales for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in cost of sales was driven by a $209.9 million increase in our systems segment cost of sales due to a higher volume of systems net sales and a mix of lower gross profit systems projects sold and under construction during the period. Our components segment cost of sales increased by $70.2 million primarily as a result of the following:

•	Higher costs of $122.2 million associated with the increased volume of modules sold as part of our systems business projects; partially offset by

•	Continued manufacturing cost reductions of $35.3 million; and

•
Lower underutilization penalties of $15.6 million due to the improved capacity utilization of our manufacturing facilities. During the three months ended June 30, 2015, we ran our factories at approximately 85% capacity utilization, which represented a 5.0 percentage point increase from the three months ended June 30, 2014.

Our cost of sales decreased $3.1 million and increased 7.1 percentage points as a percentage of net sales for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease in cost of sales was driven by a $15.3 million decrease in our components segment cost of sales primarily as the result of the following:

•	Continued manufacturing cost reductions of $63.6 million; and

•
Lower underutilization penalties of $33.1 million due to the improved capacity utilization of our manufacturing facilities. During the six months ended June 30, 2015, we ran our factories at approximately 86% capacity utilization, which represented a 5.0 percentage point increase from the six months ended June 30, 2014; partially offset by

•	Higher costs of $83.5 million associated with the increased volume of modules sold as part of our systems business projects.

These decreases were partially offset by a $12.2 million increase in our systems segment cost of sales primarily driven by a mix of lower gross profit systems projects sold and under construction during the period.

Gross profit

Gross profit is affected by numerous factors, including the selling prices of our modules and systems, our manufacturing costs, BoS costs, project development costs, the effective capacity utilization of our manufacturing facilities, and foreign exchange rates. Gross profit is also affected by the mix of net sales generated by our components and systems businesses. Gross profit for our systems business excludes the net sales and cost of sales for solar modules used in our systems projects as these amounts are included in the gross profit of our components business.

The following table shows gross profit for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Six Month Change
Gross profit	$164,483	$92,725	$71,758	77%	$203,464	$329,436	$(125,972)	(38)%
% of net sales	18.4%	17.0%			14.9%	22.0%

Gross profit increased 1.4 percentage points to 18.4% during the three months ended June 30, 2015 from 17.0% during the three months ended June 30, 2014, primarily as a result of the improved utilization of our manufacturing assets, partially offset by lower gross profit on third-party module net sales. Gross profit decreased 7.1 percentage points to 14.9% during the six months ended June 30, 2015 from 22.0% during the six months ended June 30, 2014, primarily due to a mix of lower gross profit systems projects sold and under construction during the period along with lower gross profit on third-party module net sales. These decreases were partially offset by improved utilization of our manufacturing assets.

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

The following table shows research and development expense for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Six Month Change
Research and development	$29,479	$32,659	$(3,180)	(10)%	$64,235	$71,432	$(7,197)	(10)%
% of net sales	3.3%	6.0%			4.7%	4.8%

The decrease in research and development expense for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 was primarily due to lower purchases of materials and outside services used for the development of next-generation CdTe solar modules, partially offset by higher employee compensation expense.

During the three months ended June 30, 2015, we continued the development of solar modules with increased efficiencies at converting sunlight into electricity and increased the average conversion efficiency of our CdTe solar modules from 14.0% for the three months ended June 30, 2014 to 15.4% for the three months ended June 30, 2015. During the six months ended June 30, 2015, the average conversion efficiency of our CdTe solar modules increased from 13.8% for the six months ended June 30, 2014 to 15.1% for the six months ended June 30, 2015.

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

The following table shows selling, general and administrative expense for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Six Month Change
Selling, general and administrative	$70,901	$57,667	$13,234	23%	$138,589	$116,331	$22,258	19%
% of net sales	7.9%	10.6%			10.1%	7.8%

Our selling, general and administrative expense for the three and six months ended June 30, 2015 increased compared to the three and six months ended June 30, 2014. This increase was driven by higher professional fees of associated with the initial public offering of 8point3 Energy Partners LP and our continued expansion into key geographic markets. The increase was also attributable to higher employee compensation and benefits from increased headcount.

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

The following table shows production start-up expense for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Six Month Change
Production start-up	$6,970	$491	$6,479	1,320%	$13,620	$491	$13,129	2,674%
% of net sales	0.8%	0.1%			1.0%	—%

During the three and six months ended June 30, 2015, we incurred $7.0 million and $13.6 million, respectively, of production start-up expense related primarily to the commencement of our TetraSun operations at our manufacturing facility in Kulim, Malaysia. Our TetraSun operations represent the manufacturing of crystalline silicon solar modules with proprietary high-power density, mono-crystalline technology. These production start-up activities commenced during the three months ended June 30, 2014.

Foreign currency (loss) gain, net

Foreign currency (loss) gain, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Six Month Change
Foreign currency (loss) gain, net	$(2,352)	$21	$(2,373)	(11,300)%	$(3,948)	$(558)	$(3,390)	608%

Foreign currency (loss) gain, net increased during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, respectively. The increase during both the three and six months ended June 30, 2015 was primarily due to differences between our economic hedge positions and the underlying exposure, and the changes in associated rates.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, and restricted cash and investments. Interest income also includes interest earned from notes receivable and late customer payments.

The following table shows interest income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Six Month Change
Interest income	$6,058	$4,533	$1,525	34%	$11,122	$8,854	$2,268	26%

Interest income for the three and six months ended June 30, 2015 increased compared to the three and six months ended June 30, 2014 primarily as a result of the higher balance of notes receivable from affiliates and third parties.

Interest expense, net

Interest expense is incurred on various debt financings. We capitalize interest expense into our project assets or property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Six Month Change
Interest expense, net	$(826)	$(930)	$104	(11)%	$(1,020)	$(1,340)	$320	(24)%

Interest expense, net of amounts capitalized, for the three and six months ended June 30, 2015 was consistent with the three and six months ended June 30, 2014, respectively.

Other expense, net

Other expense, net is primarily comprised of miscellaneous items, amounts excluded from hedge effectiveness, and realized gains/losses on the sale of marketable securities.

The following table shows other expense, net for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Six Month Change
Other expense, net	$(792)	$(1,166)	$374	(32)%	$(2,051)	$(2,940)	$889	(30)%

Other expense, net for the three and six months ended June 30, 2015 was consistent with the three and six months ended June 30, 2014, respectively.

Income before taxes and equity in earnings of unconsolidated affiliates

The following table shows income before taxes and equity in earnings of unconsolidated affiliates for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Six Month Change
Components	$7,661	$(44,559)	$52,220	(117)%	$(21,771)	$(73,985)	$52,214	(71)%
Systems	51,560	48,925	2,635	5%	12,894	219,183	(206,289)	(94)%
Total (loss) income before taxes	$59,221	$4,366	$54,855	1,256%	$(8,877)	$145,198	$(154,075)	(106)%

Components segment income (loss) before taxes increased for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 primarily due to a higher volume of modules sold in our systems business projects, higher gross profit on such sales, and improved utilization of our manufacturing assets.

Systems segment income before taxes for the three months ended June 30, 2014 increased compared to the three months ended June 30, 2014 primarily as a result of higher revenue from the sale and construction of systems projects. Systems segment income before taxes for the six months ended June 30, 2014 decreased compared to the six months ended June 30, 2014 primarily due to lower revenue from systems projects and a mix of lower gross profit projects sold and under construction during the period.

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

The statutory federal corporate income tax rate in the United States is 35%, while the tax rates in Australia, Germany, and Malaysia are approximately 30%, 30%, and 25%, respectively. In Malaysia, we have been granted a long-term tax holiday, scheduled to expire in 2027, pursuant to which substantially all of our income earned in Malaysia is exempt from income tax.

The following table shows consolidated income tax benefit (expense) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Six Month Change
Income tax benefit (expense)	$33,340	$2,166	$31,174	1,439%	$39,320	$(26,687)	$66,007	(247)%
Effective tax rate	(56.3)%	(49.6)%			442.9%	18.4%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Income tax benefit (expense) increased by $31.2 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to a $41.7 million discrete tax benefit associated with the receipt of a private letter ruling during the period, partially offset by an increase in pre-tax book income.

Income tax benefit (expense) also increased by $66.0 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of a $41.7 million discrete tax benefit associated with the receipt of a private letter ruling during the period and a decrease in pre-tax book income.

Equity in earnings of unconsolidated affiliates, net of tax

Equity in earnings of unconsolidated affiliates, net of tax, represents our proportionate share of the earnings and losses of unconsolidated affiliates with whom we have made equity method investments.

The following table shows equity in earnings of unconsolidated affiliates, net of tax, for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Six Month Change
Equity in earnings of unconsolidated affiliates, net of tax	1,929	(2,004)	$3,933	(196)%	1,755	(1,976)	3,731	(189)%

Equity in earnings of unconsolidated affiliates, net of tax, for the three and six months ended June 30, 2015 increased compared to the three and six months ended June 30, 2014 as a result of the increase in the number and size of our equity method investments and the impairment of an investment during the three months ended June 30, 2014.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, net sales, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. We base our judgments and estimates on our historical experience, our forecasts, available market information, and other available information as appropriate. We believe that the assumptions, judgments, and estimates involved in the accounting for percentage-of-completion revenue recognition, accrued solar module collection and recycling, product warranties and manufacturing excursions, accounting for income taxes, long-lived asset impairments, and goodwill have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2015.

Recent Accounting Pronouncements

See Note 3. “Recent Accounting Pronouncements” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of June 30, 2015, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities including the contracted portion of our advanced-stage project pipeline, availability under our Revolving Credit Facility considering minimum liquidity covenant requirements, and access to the capital markets will be sufficient to meet our working capital, systems project investment, and capital expenditure needs for at least the next 12 months. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. Additionally, we have an active shelf registration statement filed with the SEC for the issuance of debt or equity securities if needed.

We intend to maintain appropriate debt levels based upon cash flow expectations, the overall cost of capital, and expected cash requirements for operations, capital expenditures, and discretionary strategic spending. In the future, we may also engage in additional debt or equity financings, potentially including project specific non-recourse debt financings. We believe that when necessary, we will have adequate access to the capital markets, although our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to industry-wide or company-specific concerns. Such financings could result in increased debt service expenses or dilution to our existing stockholders.

As of June 30, 2015, we had $1.8 billion in cash, cash equivalents, and marketable securities compared with $2.0 billion as of December 31, 2014. Cash, cash equivalents, and marketable securities as of June 30, 2015 decreased primarily as a result of financing the construction of certain solar power projects. As of June 30, 2015 and December 31, 2014, $1.4 billion of our cash, cash equivalents, and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar and Euro denominated holdings. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Our expanding systems business requires liquidity and is expected to continue to have significant liquidity requirements in the future. The net amount of our project assets, deferred project costs, billings in excess of costs and estimated earnings, and payments and billings for deferred project costs, which approximates our net capital investment in the development and construction of PV solar power systems as of June 30, 2015 was $965.9 million. Solar power project development and construction cycles, which span the time between the identification of a site location to the commercial operation of a PV solar power system, vary substantially and can take many years to mature. As a result of these long project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such projects. These up-front investments may include using our working capital, the availability under our Revolving Credit Facility, or entering into non-recourse or limited recourse project financing to finance the construction of our systems projects. For example, we may have to substantially complete the construction of a systems project before such project is sold. Delays in construction progress or in completing the sale of our systems projects which we are self-financing may also impact our liquidity. We have historically financed these up-front systems project investments primarily using working capital. In certain circumstances, we may need to finance construction costs exclusively using working capital, if non-recourse or limited recourse project financing becomes unavailable due to market-wide, regional, or other concerns.

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

Additionally, we may elect to retain ownership of certain systems projects until substantial completion or after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a systems project at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of PV solar power system ownership, we may instead elect to own and operate such systems project, generally until such time that we can sell a project on economically attractive terms. As with traditional electricity generating assets, the selling price of a PV solar power system could be higher at or post-completion to reflect the elimination of construction and performance risk and other uncertainties. The decision to retain ownership of a system impacts liquidity depending upon the size and cost of the project. We may elect to enter into temporary or long-term non-recourse or limited recourse project financing to reduce the impact on our liquidity and working capital. We also formed a limited partnership YieldCo vehicle described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Trends and Uncertainties — 8point3 Energy Partners LP” and may consider entering into tax equity or other arrangements with respect to ownership interests in certain of our projects, which could cause a portion of the economics of such projects to be recognized over time.

The following additional considerations have impacted or are expected to impact our liquidity and capital resources for the remainder of 2015 and beyond:

•
The amount of accounts receivable, unbilled and retainage as of June 30, 2015 was $70.4 million, which included $40.2 million of unbilled amounts. These unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying construction contracts. Such construction costs have been funded with working capital, and the unbilled amounts are expected to be billed and collected from customers during the next 12 months. Once we meet the billing criteria under a construction contract, we bill our customers accordingly and reclassify the accounts receivable, unbilled and retainage to accounts receivable trade, net. The amount of accounts receivable, unbilled and retainage as of June 30, 2015 also included $30.1 million of retainage, which represents the portion of a systems project contract price earned by us for work performed, but held for payment by our customer as a form of security until we reach certain construction milestones. Such retainage amounts relate to construction costs incurred and construction work already performed.

•
The amount of solar module inventory and BoS parts as of June 30, 2015 was $497.6 million. As we continue with the construction of our advanced-stage project pipeline, we must produce solar modules and procure BoS parts in the required volumes to support our planned construction schedules. As part of this construction cycle, we typically must manufacture modules or acquire the necessary BoS parts for construction activities in advance of receiving payment for such materials, which may temporarily reduce our liquidity. Once solar modules and BoS parts are installed in a project, such installed amounts are classified as either project assets, deferred project costs, or cost of sales depending upon whether the project is subject to a definitive sales contract and whether all revenue recognition criteria have been met. Our solar module inventory as of June 30, 2015 is primarily expected to support our systems business with the remaining amounts being used to support expected near term demand for third-party module sales. As of June 30, 2015, approximately $238.2 million, or 59%, of our solar module inventory was either on-site or in-transit to our systems projects. All BoS parts are for our systems business projects.

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

•
Joint ventures or other strategic arrangements with partners are a key part of our strategy. We have begun initiatives in several markets to expedite our penetration of those markets and establish relationships with potential customers and policymakers. Some of these arrangements involve and are expected to involve a significant investments or other allocations of capital that could reduce our liquidity or require us to pursue additional sources of financing, assuming such sources are available to us. Additionally, we have elected and may in the future elect or be required to temporarily retain a minority or noncontrolling ownership interest in certain underlying systems projects we develop, supply modules to, or construct. Any such retained ownership interest is expected to impact our liquidity to the extent we do not obtain new sources of capital to fund such investments.

•
During the remainder of 2015, we expect to spend up to $80 million to $105 million for capital expenditures, including expenditures for upgrades to existing machinery and equipment, which we believe will increase our solar module efficiencies. A majority of our capital expenditures for 2015 are expected to be in foreign currencies and are therefore subject to fluctuations in currency exchange rates.

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

Global sovereign debt problems and their impact on the balance sheets and lending practices of global banks, such as the disruption in the credit markets during and after the 2008 financial crisis, could negatively impact our access to, and cost of, capital and therefore could have an adverse effect on our business, financial condition, results of operations, and competitive position. It could also similarly affect our customers and therefore limit the demand for our systems projects or solar modules. As of June 30, 2015, our liquidity, marketable securities, and restricted investments have not been materially adversely impacted by the current credit environment, and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the current credit environment.

Cash Flows

The following table summarizes the key cash flow metrics for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(435,018)	$(199,796)
Net cash used in investing activities	(102,778)	(249,844)
Net cash provided by (used in) financing activities	143,573	(26,654)
Effect of exchange rate changes on cash and cash equivalents	(12,687)	2,568
Net decrease in cash and cash equivalents	$(406,910)	$(473,726)

Operating Activities

Cash used in operating activities was $435.0 million during the six months ended June 30, 2015 compared to $199.8 million during the six months ended June 30, 2014. The decrease in cash flows from operating activities was primarily due to the reduction in PV solar power system net sales and the increase in project assets and deferred project costs resulting from our financing the construction of certain projects with our working capital.

Investing Activities

We used $102.8 million of cash for investing activities during the six months ended June 30, 2015 compared to $249.8 million during the six months ended June 30, 2014. This decrease in cash used in investing activities was attributable to the receipt of $239.0 million from the initial public offering of 8point3 Energy Partners LP and changes in our restricted cash balance during the periods. The effects of these items were partially offset by net purchases of marketable securities of $194.9 million during the six months ended June 30, 2015 compared to $61.8 million during the same period in 2014 and additional loans to affiliates of $45.3 million.

Financing Activities

Cash provided by financing activities was $143.6 million during the six months ended June 30, 2015 compared to cash used in financing activities of $26.7 million during the six months ended June 30, 2014. The increase in cash flows from financing activities was primarily attributable to $122.9 million of incremental proceeds from borrowings under our project construction credit facilities for the Luz del Norte project and $44.7 million of proceeds from the leaseback financing associated with the Maryland Solar project.

Contractual Obligations

Our contractual obligations have not materially changed since the end of 2014 with the exception of additional amounts drawn on our project construction credit facilities, the leaseback of the Maryland Solar project, and other changes in the ordinary course of business. See Note 11. “Debt” to our condensed consolidated financial statements for information regarding the obligations associated with our project construction credit facilities and Note 9. “Investments in Unconsolidated Affiliates and Joint Ventures” to our condensed consolidated financial statements for information related to our obligations associated with the leaseback of the Maryland Solar project. See also our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of June 30, 2015, we have no off-balance sheet debt or similar obligations, other than financial assurance related instruments and operating leases, that are not classified as debt. We do not guarantee any third-party debt. See Note 12. “Commitments and Contingencies” for further information about our financial assurance related instruments.

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

Changes in Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on that evaluation, there have been no such changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2015.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition, results of operations, or cash flows. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition, results of operations, or cash flows. Except for the updated risk factors appearing below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K or our most recent Quarterly Report on Form 10-Q.

We may not be able to achieve the full strategic and financial benefits expected to result from the formation of 8point3 Energy Partners LP, on a timely basis or at all.

In June 2015, 8point3 Energy Partners LP (the “YieldCo”), a limited partnership formed by First Solar and SunPower Corporation, completed its initial public offering. The YieldCo is a joint venture vehicle into which we and SunPower each contributed a portfolio of selected solar generation assets from our existing portfolios of assets. We expect the YieldCo to enable a lower cost of capital and greater predictability in the project sales process for a portion of our future project sales. We believe that the viability of the YieldCo strategy will depend, among other things, on our ability to continue to develop revenue-generating solar assets, which is subject to the same project-level, business, and industry risks described in the Risk Factors. The viability of the YieldCo strategy is also subject to the risks described in its Registration Statement on Form S-1, as amended. In addition, due to the joint venture nature of the YieldCo, we will not be able to exercise control over the YieldCo in the same manner that we could over our wholly-owned subsidiaries. Furthermore, the value of our investment in the YieldCo will fluctuate over time and may decline. As a result, we may never recover the value of the assets we contributed to the YieldCo, and we may realize less of a return on such contribution than if we had retained or operated the assets. In addition, our stock price may be impacted by fluctuations in the price of YieldCo shares and market perceptions about the value of our interest in the YieldCo. If we are unable to achieve the strategic and financial benefits expected to result from the YieldCo strategy, our business, financial condition, and results of operations could be materially adversely affected. See “Note 9. Investments in Unconsolidated Affiliates and Joint Ventures — 8point3 Energy Partners LP” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We are subject to litigation risks, including securities class actions and stockholder derivative actions, which may be costly to defend and the outcome of which is uncertain.

From time to time, we are subject to legal claims, with and without merit, that may be costly and which may divert the attention of our management and our resources in general. In addition, our projects may be subject to litigation or other adverse proceedings that may adversely impact our ability to proceed with construction or sell a given project, which would adversely affect our ability to recognize revenue with respect to such project. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. Certain of these lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of one or more of these lawsuits, or any future lawsuits, may result in a significant monetary payment by us or a significant monetary judgment or award against us and could have a material adverse effect on our business, financial condition, or results of operations. Even if these lawsuits, or any future lawsuits, are not resolved against us, the costs of defending such lawsuits, may be costly, and may not be covered by our insurance policies. Because the price of our common stock has been, and may continue to be, volatile, we can provide no assurance that additional securities litigation will not be filed against us in the future. For more information on our legal proceedings, including our securities class action and derivative actions, see “Note 12 “Commitments and Contingencies,” under the heading “Legal Proceedings” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 29, 2015, Sharon L. Allen succeeded J. Thomas Presby as Chair of the Audit Committee of the Board of Directors of First Solar (the “Audit Committee”). Mr. Presby will remain a member of the Audit Committee. On July 29, 2015, the Audit Committee of the Board of Directors of First Solar adopted an amendment to our code of business conduct and ethics that applies to all directors and associates, including our chairman, chief executive officer, chief financial officer, other directors and executive officers, and all of the associates in our global organization. The amendment amends the contact information for communicating any auditing and accounting related issues in light of the aforementioned change in Audit Committee Chair. The amended code of business conduct and ethics is attached as Exhibit 14.1 to this Quarterly Report on Form 10-Q and also posted on our website at http://www.firstsolar.com under “Investors — Corporate Governance.” Any substantive amendment to, or waiver from, any provision of the code of business conduct and ethics with respect to any director or executive officer will be posted on our website.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1	Amended and Restated Limited Liability Company Agreement of 8point3 Operating Company, LLC
10.2**	Amended and Restated Limited Liability Company Agreement of 8point3 Holding Company, LLC
14.1	Code of Business Conduct and Ethics
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SOLAR, INC.
Date: August 4, 2015	By:	/s/ BRYAN SCHUMAKER
Bryan Schumaker
Chief Accounting Officer