Form 10-Q
period 2015-09-30
FIRST SOLAR, INC.
filed 2015-11-09
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

As of November 6, 2015, 100,920,115 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$1,271,245	$890,288	$2,636,671	$2,383,194
Cost of sales	786,880	700,886	1,948,842	1,866,635
Gross profit	484,365	189,402	687,829	516,559
Operating expenses:
Research and development	29,630	37,593	93,865	109,025
Selling, general and administrative	53,716	66,528	192,305	182,859
Production start-up	3,198	1,406	16,818	1,897
Total operating expenses	86,544	105,527	302,988	293,781
Operating income	397,821	83,875	384,841	222,778
Foreign currency (loss) gain, net	(1,803)	905	(4,981)	(192)
Interest income	5,322	4,297	16,444	13,151
Interest expense, net	(1,775)	(89)	(2,795)	(1,429)
Other expense, net	(1,678)	(1,758)	(3,729)	(4,698)
Income before taxes and equity in earnings of unconsolidated affiliates	397,887	87,230	389,780	229,610
Income tax (expense) benefit	(48,454)	6,948	(9,134)	(20,643)
Equity in earnings of unconsolidated affiliates, net of tax	(115)	(4,345)	1,640	(6,321)
Net income	$349,318	$89,833	$382,286	$202,646
Net income per share:
Basic	$3.46	$0.90	$3.80	$2.03
Diluted	$3.41	$0.89	$3.75	$1.99
Weighted-average number of shares used in per share calculations:
Basic	100,906	100,197	100,713	99,981
Diluted	102,299	101,415	101,845	101,686

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$349,318	$89,833	$382,286	$202,646
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,103)	(9,887)	(14,001)	(11,548)
Unrealized gain (loss) on marketable securities and restricted investments	17,944	19,847	(4,409)	58,468
Unrealized (loss) gain on derivative instruments	(1,338)	5,798	(3,239)	2,043
Other comprehensive income (loss), net of tax	15,503	15,758	(21,649)	48,963
Comprehensive income	$364,821	$105,591	$360,637	$251,609

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,189,703	$1,482,054
Marketable securities	619,814	509,032
Accounts receivable trade, net	328,927	135,434
Accounts receivable, unbilled and retainage	241,119	76,971
Inventories	379,183	505,088
Balance of systems parts	104,392	125,083
Deferred project costs	98,421	29,354
Deferred tax assets, net	78,092	91,565
Notes receivable, affiliate	1,279	12,487
Prepaid expenses and other current assets	210,399	202,151
Total current assets	3,251,329	3,169,219
Property, plant and equipment, net	1,330,054	1,419,988
PV solar power systems, net	93,420	46,393
Project assets and deferred project costs	1,030,436	810,348
Deferred tax assets, net	264,200	222,326
Restricted cash and investments	403,160	407,053
Investments in unconsolidated affiliates and joint ventures	299,103	255,029
Goodwill	84,985	84,985
Other intangibles, net	112,470	119,236
Inventories	108,558	115,617
Notes receivable, affiliates	17,754	9,127
Other assets	65,173	61,670
Total assets	$7,060,642	$6,720,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$303,593	$214,656
Income taxes payable	2,028	1,727
Accrued expenses	412,167	388,156
Current portion of long-term debt	38,663	51,399
Billings in excess of costs and estimated earnings	74,102	195,346
Payments and billings for deferred project costs	22,699	60,591
Other current liabilities	43,035	88,702
Total current liabilities	896,287	1,000,577
Accrued solar module collection and recycling liability	164,304	246,307
Long-term debt	246,814	162,074
Other liabilities	364,509	320,546
Total liabilities	1,671,914	1,729,504
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 100,919,021 and 100,288,942 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	101	100
Additional paid-in capital	2,734,161	2,697,558
Accumulated earnings	2,625,975	2,243,689
Accumulated other comprehensive income	28,491	50,140
Total stockholders’ equity	5,388,728	4,991,487
Total liabilities and stockholders’ equity	$7,060,642	$6,720,991

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$382,286	$202,646
Adjustments to reconcile net income to cash used in operating activities:
Depreciation, amortization and accretion	193,923	183,139
Share-based compensation	33,146	32,069
Remeasurement of monetary assets and liabilities	(10,341)	8,159
Deferred income taxes	(7,050)	38,351
Excess tax benefits from share-based compensation arrangements	(23,333)	(27,849)
Other, net	7,140	12,248
Changes in operating assets and liabilities:
Accounts receivable, trade, unbilled and retainage	(351,320)	(150,950)
Prepaid expenses and other current assets	(37,282)	3,638
Other assets	(2,299)	(5,472)
Inventories and balance of systems parts	147,271	(8,103)
Project assets and deferred project costs	(642,835)	30,809
Accounts payable	108,742	(39,535)
Income taxes payable	(19,169)	(28,079)
Accrued expenses and other liabilities	(113,905)	(523,635)
Accrued solar module collection and recycling liability	(78,990)	25,557
Net cash used in operating activities	(414,016)	(247,007)
Cash flows from investing activities:
Purchases of property, plant and equipment	(139,270)	(184,249)
Purchases of marketable securities	(429,352)	(226,087)
Proceeds from sales and maturities of marketable securities	313,359	166,809
Purchases of equity and cost method investments	(12,066)	(2,025)
Distributions received from equity method investments	238,980	—
Investments in notes receivable, affiliates	(53,199)	(7,926)
Payments received on notes receivable, affiliate	57,866	—
Change in restricted cash	21,360	(189,995)
Other investing activities	(83)	(5,325)
Net cash used in investing activities	(2,405)	(448,798)
Cash flows from financing activities:
Repayment of long-term debt	(42,332)	(54,839)
Proceeds from borrowings under long-term debt, net of discounts and issuance costs	138,639	53,137
Repayment of sale-leaseback financing	(2,708)	—
Proceeds from sale-leaseback financing	44,718	—
Excess tax benefit from share-based compensation arrangements	23,333	27,849
Contingent consideration payments and other financing activities	(19,155)	(22,557)
Net cash provided by financing activities	142,495	3,590
Effect of exchange rate changes on cash and cash equivalents	(18,425)	(10,334)
Net decrease in cash and cash equivalents	(292,351)	(702,549)
Cash and cash equivalents, beginning of the period	1,482,054	1,325,072
Cash and cash equivalents, end of the period	$1,189,703	$622,523
Supplemental disclosure of noncash investing and financing activities:
Equity interests retained from the partial sale of project assets	$270,799	$—
Property, plant and equipment acquisitions funded by liabilities	$24,266	$53,601
Acquisitions currently or previously funded by liabilities and contingent consideration	$11,367	$73,509

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of First Solar management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any other period. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K, which has been filed with the SEC.

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

Revision of Previously Issued Financial Statements

We are revising our previously issued financial statements for periods presented in this Quarterly Report on Form 10-Q to properly record a liability associated with an uncertain tax position, including penalties, related to income of a foreign subsidiary along with corresponding adjustments in each successive period for the effect of changes in foreign currency exchange rates associated with the liability. Additional revisions were made for previously identified errors related to sales taxes, use taxes, share-based compensation, and miscellaneous items that were corrected in a period subsequent to the period in which the error originated. As several of these errors affected the estimated costs for systems business sales arrangements accounted for under the percentage-of-completion method, we also recorded adjustments to revenue for the changes in the percentage completion of the affected projects.

We evaluated the aggregate effects of the errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2014 or for any quarterly periods included therein or through our most recent Quarterly Report on Form 10-Q. As part of this evaluation, we considered a number of qualitative factors, including, among others, that the errors did not change a net loss into net income or vice versa, did not have an impact on our long-term debt covenant compliance, and did not mask a change in earnings or other trends when considering the overall competitive and economic environment within the industry during the periods. However, the cumulative effect of the errors, including the uncertain tax position matter identified during the three months ended September 30, 2015, is expected to be significant to our financial results for the year ending December 31, 2015. Accordingly, we are revising our historical financial statements, which resulted in a $36.0 million decrease to our accumulated earnings as of December 31, 2014.

All financial information presented in the accompanying notes to these condensed consolidated financial statements was revised to reflect the correction of these errors. Periods not presented herein will be revised, as applicable, as they are included in future filings.

The following table presents the effect of the aforementioned revisions on our condensed consolidated balance sheet as of December 31, 2014 (in thousands):

	December 31, 2014
	As Reported	Adjustment	As Revised
Other liabilities	$284,546	$36,000	$320,546
Total liabilities	1,693,504	36,000	1,729,504
Accumulated earnings	2,279,689	(36,000)	2,243,689
Total stockholders’ equity	5,027,487	(36,000)	4,991,487

The following tables present the effect of the aforementioned revisions on our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 (in thousands, except per share amounts):

	Three Months Ended September 30, 2014
	As Reported	Adjustment	As Revised
Net sales	$889,310	$978	$890,288
Cost of sales	700,023	863	700,886
Gross profit	189,287	115	189,402
Operating income	83,760	115	83,875
Foreign currency gain, net	169	736	905
Other expense, net	(2,476)	718	(1,758)
Income before taxes and equity in earnings of unconsolidated affiliates	85,661	1,569	87,230
Income tax benefit	7,108	(160)	6,948
Net income	88,424	1,409	89,833
Comprehensive income	104,182	1,409	105,591

Basic net income per share	$0.88	$0.02	$0.90
Diluted net income per share	$0.87	$0.02	$0.89

	Nine Months Ended September 30, 2014
	As Reported	Adjustment	As Revised
Net sales	$2,383,821	$(627)	$2,383,194
Cost of sales	1,865,098	1,537	1,866,635
Gross profit	518,723	(2,164)	516,559
Operating income	224,942	(2,164)	222,778
Foreign currency loss, net	(389)	197	(192)
Other expense, net	(5,416)	718	(4,698)
Income before taxes and equity in earnings of unconsolidated affiliates	230,859	(1,249)	229,610
Income tax expense	(19,579)	(1,064)	(20,643)
Net income	204,959	(2,313)	202,646
Comprehensive income	253,922	(2,313)	251,609

Basic net income per share	$2.05	$(0.02)	$2.03
Diluted net income per share	$2.02	$(0.03)	$1.99

The following table presents the effect of the aforementioned revisions on our condensed consolidated statement of cash flows for the nine months ended September 30, 2014 (in thousands):

	Nine Months Ended September 30, 2014
	As Reported	Adjustment	As Revised
Net income	$204,959	$(2,313)	$202,646
Adjustments to reconcile net income to cash used in operating activities:
Remeasurement of monetary assets and liabilities	8,356	(197)	8,159
Changes in operating assets and liabilities:
Accounts receivable, trade, unbilled and retainage	(159,754)	8,804	(150,950)
Prepaid expenses and other current assets	20,496	(16,858)	3,638
Project assets and deferred project costs	29,670	1,139	30,809
Accounts payable	(38,817)	(718)	(39,535)
Income taxes payable	(27,937)	(142)	(28,079)
Accrued expenses and other liabilities	(533,920)	10,285	(523,635)
Net cash used in operating activities	(247,007)	—	(247,007)

2. Summary of Significant Accounting Policies

Use of Estimates. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to percentage-of-completion revenue recognition, inventory valuation, recoverability of project assets and photovoltaic (“PV”) solar power systems, estimates of future cash flows from and the economic useful lives of long-lived assets, asset retirement obligations, certain accrued liabilities, income taxes and tax valuation allowances, reportable segment allocations, product warranties and manufacturing excursions, accrued collection and recycling expense, and applying the acquisition method of accounting for business combinations and goodwill. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from these estimates and assumptions.

Revenue Recognition — Systems Business. We recognize revenue for arrangements entered into by our systems business generally using two revenue recognition models, following the guidance in Accounting Standards Codification (“ASC”) 605-35, Construction-Type and Production-Type Contracts, or ASC 360-20, Real Estate Sales, for arrangements which include land or land rights.

For systems business sales arrangements that do not include land or land rights and thus are accounted for under ASC 605-35, we use the percentage-of-completion method, as described further below, using actual costs incurred over total estimated costs to develop and construct a project (including module costs) as our standard accounting policy.

For systems business sales arrangements that are accounted for under ASC 360-20 where we convey control of land or land rights, we record the sale as revenue using one of the following revenue recognition methods, based upon evaluation of the substance and form of the terms and conditions of such real estate sales arrangements:

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

For any systems business sales arrangements containing multiple deliverables (including our solar modules) not required to be accounted for under ASC 605-35 (long-term construction contracts) or ASC 360-20 (real estate), we analyze each activity within the sales arrangement to adhere to the separation guidelines of ASC 605 for multiple-element arrangements. We allocate revenue for any transactions involving multiple elements to each unit of accounting based on its relative selling price and recognize revenue for each unit of accounting when all revenue recognition criteria for a unit of accounting have been met.

Revenue Recognition — Percentage-of-Completion. In applying the percentage-of-completion method, we use the actual costs incurred relative to the total estimated costs (including module costs) in order to determine the progress towards completion and calculate the corresponding amount of revenue and profit to recognize. Costs incurred include direct materials, solar modules, labor, subcontractor costs, and those indirect costs related to contract performance, such as indirect labor and supplies. We recognize direct material and solar module costs as incurred when the direct materials and solar modules have been installed in the project. When contracts specify that title to direct materials and solar modules transfers to the customer before installation has been performed, we will not recognize revenue or the associated costs until those materials are installed and have met all other revenue recognition requirements. We consider direct materials and solar modules to be installed when they are permanently placed or affixed to a PV solar power system as required by engineering designs. Solar modules manufactured and owned by us that will be used in our systems remain within inventory until such modules are installed in a system.

The percentage-of-completion method of revenue recognition requires us to make estimates of net contract revenues and costs to complete our projects. In making such estimates, management judgments are required to evaluate significant assumptions including the amount of net contract revenues, the cost of materials and labor, expected labor productivity, the impact of potential variances in schedule completion, and the impact of any penalties, claims, change orders, or performance incentives.

If estimated total costs on any contract are greater than the net contract revenues, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of the revisions to estimates related to net contract revenues and costs to complete contracts, including penalties, claims, change orders, performance incentives, anticipated losses, and others are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated. The effect of the changes on future periods are recognized as if the revised estimates had been used since revenue was initially recognized under the contract. Such revisions could occur in any reporting period, and the effects may be material depending on the size of the contracts or the changes in estimates.

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

Ventures and Variable Interest Entities. In the normal course of business we establish wholly owned project companies which may be considered variable interest entities (“VIEs”). We consolidate wholly owned variable interest entities when we are considered the primary beneficiary of such entities. Additionally, we have, and may in the future form, joint venture type arrangements, including partnerships and partially owned limited liability companies or similar legal structures, with one or more third parties primarily to develop, construct, own, and/or sell solar power projects. These types of ventures are core to our business and long-term strategy related to providing solar PV generation solutions using our modules to key geographic markets. We analyze all of our ventures and classify them into two groups: (i) ventures that must be consolidated because they are either not VIEs and we hold a majority voting interest, or because they are VIEs and we are the primary beneficiary and (ii) ventures that do not need to be consolidated and are accounted for under either the cost or equity method of accounting because they are either not VIEs and we hold a minority voting interest, or because they are VIEs and we are not the primary beneficiary.

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

Cost and Equity Method Investments. We account for our unconsolidated ventures using either the cost or equity method of accounting depending upon whether we have the ability to exercise significant influence over the venture. As part of this evaluation, we consider our participating and protective rights in the venture as well as its legal form. We record our cost method investments at their historical cost and subsequently record any dividends received from the net accumulated earnings of the investee as income. Dividends received in excess of earnings are considered a return of investment and are recorded as reductions in the cost of the investment. We use the equity method of accounting for our investments when we have the ability to significantly influence the operations or financial activities of the investee. We record our equity method investments at cost and subsequently adjust their carrying amount each period for our share of the earnings or losses of the investee and other adjustments required by the equity method of accounting. Dividends received from our equity method investments are recorded as reductions in the cost of such investments.

We monitor our investments, which are included in “Investments in unconsolidated affiliates and joint ventures” in the accompanying condensed consolidated balance sheets, for impairment and record reductions in their carrying values if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an other-than-temporary impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of an investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment losses related to our cost and equity method investments were recorded during the three and nine months ended September 30, 2015. We recorded impairment losses related to our cost and equity method investments of $5.0 million and $7.1 million during the three and nine months ended September 30, 2014, respectively.

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

4. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Cash and cash equivalents:
Cash	$1,103,684	$1,480,452
Cash equivalents:
Money market funds	86,019	1,602
Total cash and cash equivalents	1,189,703	1,482,054
Marketable securities:
Foreign debt	579,814	462,731
Time deposits	40,000	40,000
U.S. debt	—	2,800
U.S. government obligations	—	3,501
Total marketable securities	619,814	509,032
Total cash, cash equivalents, and marketable securities	$1,809,517	$1,991,086

We classify our marketable securities as available-for-sale. Accordingly, we record them at fair value and account for the net unrealized gains and losses as part of “Accumulated other comprehensive income” until realized. We record realized gains and losses on the sale or maturity of our marketable securities in “Other expense, net” computed using the specific identification method.

During the three and nine months ended September 30, 2015 we realized no gains or losses on the sale or maturity of our marketable securities. During the three and nine months ended September 30, 2014, we realized zero and $0.2 million of gains on the sale or maturity of our marketable securities. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

As of September 30, 2015, we identified two investments totaling $26.6 million that had been in a loss position for a period of time greater than 12 months with unrealized losses of $0.1 million. As of December 31, 2014, we identified two investments totaling $41.1 million that had been in a loss position for a period of time greater than 12 months with unrealized losses of less than $0.1 million. The unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase. Based on the underlying credit quality of the investments, we do not intend to sell these securities prior to the recovery of our cost basis. Therefore, we did not consider these securities to be other-than-temporarily impaired. All of our available-for-sale marketable securities are subject to a periodic impairment review. We did not identify any of our marketable securities as other-than-temporarily impaired as of September 30, 2015 and December 31, 2014.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign debt	$580,282	$224	$692	$579,814
Time deposits	40,000	—	—	40,000
Total	$620,282	$224	$692	$619,814

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign debt	$463,466	$18	$753	$462,731
Time deposits	40,000	—	—	40,000
U.S. debt	2,800	—	—	2,800
U.S. government obligations	3,500	1	—	3,501
Total	$509,766	$19	$753	$509,032

The contractual maturities of our marketable securities as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	As of September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$240,447	$15	$216	$240,246
One year to two years	271,445	29	439	271,035
Two years to three years	108,390	180	37	108,533
Total	$620,282	$224	$692	$619,814

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$329,974	$14	$174	$329,814
One year to two years	125,892	5	380	125,517
Two years to three years	53,900	—	199	53,701
Total	$509,766	$19	$753	$509,032

The net unrealized losses of $0.5 million and $0.7 million as of September 30, 2015 and December 31, 2014, respectively, on our marketable securities were primarily the result of increases in interest rates relative to rates at the time of purchase. Our investment policy requires marketable securities to be highly rated and limits the security types, issuer concentration, and duration to maturity of our marketable securities portfolio.

The following tables show gross unrealized losses and estimated fair values for those marketable securities that were in an unrealized loss position as of September 30, 2015 and December 31, 2014, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of September 30, 2015
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign debt	$359,106	$588	$26,594	$104	$385,700	$692
Total	$359,106	$588	$26,594	$104	$385,700	$692

	As of December 31, 2014
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign debt	$391,840	$740	$41,060	$13	$432,900	$753
Total	$391,840	$740	$41,060	$13	$432,900	$753

5. Restricted Cash and Investments

Restricted cash and investments consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Restricted cash	$63,234	$49,818
Restricted investments	339,926	357,235
Restricted cash and investments (1)	$403,160	$407,053

(1)	There was an additional $39.8 million and $74.7 million of restricted cash included within prepaid expenses and other current assets at September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015, our restricted cash consisted of deposits held by various banks to secure certain of our letters of credit and deposits designated for the construction of systems projects and payment of amounts related to project construction credit facilities. Restricted cash for our letters of credit is classified as current or noncurrent based on the maturity date of the corresponding letter of credit. See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion relating to letters of credit. Restricted cash for project construction and financing is classified as current or noncurrent based on the projected use of the restricted funds.

At September 30, 2015 and December 31, 2014, our restricted investments consisted of long-term marketable securities that were held in custodial accounts to fund the estimated future costs of collecting and recycling modules covered under our solar module collection and recycling program. We classify our restricted investments as available-for-sale. Accordingly, we record them at fair value and account for the net unrealized gains and losses as a part of “Accumulated other comprehensive income” until realized. We record realized gains and losses on the sale or maturity of our restricted investments in “Other expense, net” computed using the specific identification method. Restricted investments are classified as noncurrent as the underlying accrued solar module collection and recycling liability is also noncurrent in nature.

As necessary, we fund any incremental amounts for our estimated collection and recycling obligations within 90 days of the end of each year. We determine the funding requirement, if any, based on estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted investments, and an estimated solar module life of 25 years less amounts already funded in prior years. To ensure that these funds will be available in the future regardless of any potential adverse changes in our financial condition (even in the case of our own insolvency), we have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc. (“FSI”), First Solar Malaysia Sdn. Bhd. (“FS Malaysia”), and First Solar Manufacturing GmbH are grantors. Only the trustee can distribute funds from the custodial accounts, and these funds cannot be accessed for any purpose other than to cover qualified costs of module collection and recycling, either by us or a third party performing the required collection and recycling services. Investments in these custodial accounts must meet certain investment quality criteria comparable to highly rated government or agency bonds. We closely monitor our exposure to European markets and maintain holdings primarily consisting of German and French sovereign debt securities that are not currently at risk of default. During the nine months ended September 30, 2015, no incremental funding was required.

The following tables summarize the unrealized gains and losses related to our restricted investments, by major security type, as of September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$180,461	$85,314	$—	$265,775
U.S. government obligations	60,480	13,671	—	74,151
Total	$240,941	$98,985	$—	$339,926

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$189,455	$93,280	$—	$282,735
U.S. government obligations	58,510	15,990	—	74,500
Total	$247,965	$109,270	$—	$357,235

As of September 30, 2015 the contractual maturities of these restricted investments were between 12 years and 21 years. As of December 31, 2014, the contractual maturities of these restricted investments were between 13 years and 22 years.

6. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Accounts receivable trade, gross	$328,929	$142,542
Allowance for doubtful accounts	(2)	(7,108)
Accounts receivable trade, net	$328,927	$135,434

At September 30, 2015 and December 31, 2014, $20.6 million and $21.4 million, respectively, of our accounts receivable trade, net were secured by letters of credit, bank guarantees, or other forms of financial security issued by creditworthy financial institutions.

Accounts receivable, unbilled and retainage

Accounts receivable, unbilled and retainage consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Accounts receivable, unbilled	$219,455	$41,868
Retainage	21,664	35,103
Accounts receivable, unbilled and retainage	$241,119	$76,971

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

Inventories

Inventories consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$158,816	$157,468
Work in process	25,467	20,829
Finished goods	303,458	442,408
Inventories	$487,741	$620,705
Inventories — current	$379,183	$505,088
Inventories — noncurrent (1)	$108,558	$115,617

(1)
We purchase a critical raw material that is used in our core production process in quantities that exceed anticipated consumption within our operating cycle (which is 12 months). We classify the raw materials that we do not expect to be consumed within our operating cycle as noncurrent.

Balance of systems parts

Balance of systems parts were $104.4 million and $125.1 million as of September 30, 2015 and December 31, 2014, respectively, and represented mounting and electrical and other construction parts purchased for PV solar power systems to be constructed or currently under construction, which we held title to and were not yet installed in a system. Such construction parts included items such as posts, tilt brackets, tables, harnesses, combiner boxes, inverters, cables, tracker equipment, and other parts we may purchase or assemble for the systems we construct. Balance of systems parts do not include any solar modules that we manufacture. We carry these parts at the lower of cost or market, with market being based primarily on recoverability through installation in a solar power plant or recoverability through a sales agreement.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Prepaid expenses	$64,337	$42,193
Derivative instruments	1,733	9,791
Restricted cash	39,756	74,695
Other current assets	104,573	75,472
Prepaid expenses and other current assets	$210,399	$202,151

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Land	$12,155	$12,378
Buildings and improvements (1)	411,594	397,087
Machinery and equipment (1)	1,815,151	1,649,363
Office equipment and furniture	141,751	134,268
Leasehold improvements	50,392	50,096
Construction in progress	41,909	154,497
Stored assets (2)	139,507	155,389
Property, plant and equipment, gross	2,612,459	2,553,078
Less: accumulated depreciation	(1,282,405)	(1,133,090)
Property, plant and equipment, net	$1,330,054	$1,419,988

(1)
In June 2015, we reclassified $15.2 million and $2.5 million from "Assets held for sale" to "Building and improvements" and "Machinery and equipment," respectively, as these assets no longer met the criteria to be classified as held for sale.

(2)
Consists of machinery and equipment (“stored assets”) that were originally purchased for installation in our previously planned manufacturing capacity expansions. We intend to install and place the stored assets into service when such assets are required or beneficial to our existing installed manufacturing capacity or when market demand supports additional or market-specific manufacturing capacity. During the nine months ended September 30, 2015, we transferred $15.9 million of stored assets to our manufacturing facility in Perrysburg, Ohio for use in the production of solar modules. As the remaining stored assets are neither in the condition nor location to produce modules as intended, we will not begin depreciation until such assets are placed into service. The stored assets are evaluated for impairment under a held and used impairment model whenever events or changes in business circumstances arise, including consideration of technological obsolescence, that may indicate that the carrying amount of our long-lived assets may not be recoverable. We ceased the capitalization of interest on our stored assets once they were physically received from the related machinery and equipment vendors.

Depreciation of property, plant and equipment was $61.3 million and $185.4 million for the three and nine months ended September 30, 2015, respectively, and $59.7 million and $183.1 million for the three and nine months ended September 30, 2014, respectively.

PV solar power systems, net

PV solar power systems, net consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
PV solar power systems, gross	$96,532	$47,727
Accumulated depreciation	(3,112)	(1,334)
PV solar power systems, net	$93,420	$46,393

In September 2015, we placed $50.7 million of projects into service, net of investment tax credits, including our 30 MW AC Barilla Solar project in Pecos County, Texas and various other projects in India and Australia. Depreciation of PV solar power systems was $0.6 million and $1.8 million for the three and nine months ended September 30, 2015, respectively, and $0.6 million and $0.7 million for the three and nine months ended September 30, 2014, respectively.

Capitalized interest

The cost of constructing facilities, equipment, and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest were as follows during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest cost incurred	$(5,697)	$(2,415)	$(13,923)	$(7,451)
Interest cost capitalized — property, plant and equipment	290	544	1,152	1,566
Interest cost capitalized — project assets	3,632	1,782	9,976	4,456
Interest expense, net	$(1,775)	$(89)	$(2,795)	$(1,429)

Project assets and deferred project costs

Project assets primarily consist of costs relating to solar power projects in various stages of development that are capitalized prior to entering into a definitive sales agreement for the projects, including projects that have begun commercial operation under power purchase agreements (“PPAs”) and are actively marketed and intended to be sold. These project related costs include costs for land, development, and construction of a PV solar power system. Development costs may include legal, consulting, permitting, interconnection, and other similar costs. Once we enter into a definitive sales agreement, we reclassify project assets to deferred project costs on our condensed consolidated balance sheet until the sale is completed and we have met all of the criteria to recognize the sale as revenue, which is typically subject to real estate revenue recognition requirements. We expense project assets and deferred project costs to cost of sales after each respective project is sold to a customer and all revenue recognition criteria have been met (matching the expensing of costs to the underlying revenue recognition method). We classify project assets as noncurrent due to the nature of solar power projects (long-lived assets) and the time required to complete all activities to develop, construct, and sell projects, which is typically longer than 12 months.

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

If a project is completed and begins commercial operation prior to entering into or the closing of a sales arrangement, the completed project will remain in project assets or deferred project costs until the earliest of the closing of the sale of such project, our decision to temporarily hold such project, or one year from the project’s commercial operations date. Any income generated by a project while it remains within project assets or deferred project costs is accounted for as a reduction to our basis in the project, which at the time of sale and meeting all revenue recognition criteria will be recorded within cost of sales.

Project assets and deferred project costs consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Project assets — land	$27,229	$20,170
Project assets — development costs including project acquisition costs	383,210	359,203
Project assets — construction costs	619,997	408,402
Project assets	1,030,436	787,775
Deferred project costs — current	98,421	29,354
Deferred project costs — noncurrent	—	22,573
Deferred project costs	98,421	51,927
Total project assets and deferred project costs	$1,128,857	$839,702

Other assets

Other assets consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Notes receivable (1)	$12,111	$12,096
Income taxes receivable	4,058	4,850
Deferred rent	23,433	23,823
Other	25,571	20,901
Other assets	$65,173	$61,670

(1)
On April 8, 2009, we entered into a credit facility agreement with a solar power project entity of one of our customers for an available amount of €17.5 million to provide financing for a PV solar power system. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8.0% per annum payable quarterly with the full amount due on December 31, 2026. As of September 30, 2015 and December 31, 2014, the balance on the credit facility was €7.0 million ($7.9 million and $8.5 million, respectively, at the balance sheet dates). On February 7, 2014, we entered into a convertible loan agreement with a strategic entity for an available amount of up to $5.0 million. The loan bears interest at 8.0% per annum. As of September 30, 2015 and December 31, 2014, the balance outstanding on the convertible loan was $4.3 million and $3.5 million, respectively.

Goodwill

Goodwill, summarized by relevant reporting unit, consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	December 31, 2014	Acquisitions	September 30, 2015
CdTe components	$403,420	$—	$403,420
Crystalline silicon components	6,097	—	6,097
Systems	68,833	—	68,833
Accumulated impairment losses	(393,365)	—	(393,365)
Total	$84,985	$—	$84,985

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

Other intangibles, net

Other intangibles, net consisted of intangible assets acquired as part of our GE and TetraSun acquisitions and our internally-generated intangible assets, substantially all of which were patents on technologies related to our products and production processes. We record an asset for patents, after the patent has been issued, based on the legal, filing, and other costs incurred to secure them. We amortize intangible assets on a straight-line basis over their estimated useful lives once the intangible assets meet the criteria to be amortized. During the nine months ended September 30, 2015, $73.7 million of in-process research and development from the GE acquisition was reclassified to developed technology and began amortizing over its useful life of 10 years, and $39.1 million of in-process research and development from the TetraSun acquisition was also reclassified to developed technology and began amortizing over its useful life of 12 years.

The following tables summarize our intangible assets at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Gross Amount	Accumulated Amortization	Net Amount
Patents	$5,523	$(1,610)	$3,913
Developed technology	114,614	(6,057)	108,557
Total	$120,137	$(7,667)	$112,470

	December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount
Patents	5,347	$(1,208)	$4,139
Developed technology	2,757	(460)	2,297
In-process research and development	112,800	—	112,800
Total	$120,904	$(1,668)	$119,236

Amortization expense for our intangible assets was $3.0 million and $6.3 million for the three and nine months ended September 30, 2015, respectively, and $0.4 million and $0.9 million for the three and nine months ended and September 30, 2014, respectively.

Accrued expenses

Accrued expenses consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Accrued compensation and benefits	$57,641	$43,072
Accrued property, plant and equipment	12,077	30,723
Accrued inventory and balance of systems parts	58,471	36,233
Accrued project assets and deferred project costs	163,164	113,012
Product warranty liability (1)	48,311	69,656
Accrued expenses in excess of normal product warranty liability and related expenses (1)	6,383	7,800
Other	66,120	87,660
Accrued expenses	$412,167	$388,156

(1)
See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion of “Product warranty liability” and “Accrued expenses in excess of normal product warranty liability and related expenses.”

Billings in excess of costs and estimated earnings

Billings in excess of costs and estimated earnings was $74.1 million and $195.3 million at September 30, 2015 and December 31, 2014, respectively, and represented billings made or payments received in excess of revenue recognized on contracts accounted for under the percentage-of-completion method. Typically, billings are made based on the completion of certain construction milestones as provided for in the sales arrangement, and the timing of revenue recognition may be different from when we can bill or collect from a customer.

Payments and billings for deferred project costs

Payments and billings for deferred project costs was $22.7 million and $60.6 million at September 30, 2015 and December 31, 2014, respectively, and represented customer payments received or customer billings made under the terms of solar power project related sales contracts for which all revenue recognition criteria for real estate transactions have not yet been met. The corresponding solar power project related costs are included as deferred project costs. We classify such amounts as current or noncurrent depending on when all revenue recognition criteria are expected to be met, consistent with the classification of the associated deferred project costs.

Other current liabilities

Other current liabilities consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Deferred revenue	$9,199	$21,879
Derivative instruments	10,299	7,657
Contingent consideration (1)	4,132	36,817
Financing liability (2)	5,289	—
Other	14,116	22,349
Other current liabilities	$43,035	$88,702

(1)	See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion.

(2)
See Note 9. “Investments in Unconsolidated Affiliates and Joint Ventures” to our condensed consolidated financial statements for further discussion of the financing liabilities associated with our leaseback of the Maryland Solar project.

Other liabilities

Other liabilities consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Product warranty liability (1)	$184,759	$153,401
Other taxes payable	54,523	82,555
Derivative instruments	15,364	9,041
Contingent consideration (1)	7,237	17,077
Liability in excess of normal product warranty liability and related expenses (1)	20,111	23,139
Financing liability (2)	37,207	—
Other	45,308	35,333
Other liabilities	$364,509	$320,546

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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$—	$197	$—
Cross-currency swap contract	—	7,673	15,364
Interest rate swap contract	—	35	—
Total derivatives designated as hedging instruments	$—	$7,905	$15,364

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1,733	$2,394	$—
Total derivatives not designated as hedging instruments	$1,733	$2,394	$—
Total derivative instruments	$1,733	$10,299	$15,364

	December 31, 2014
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$1,213	$—	$—
Cross-currency swap contract	—	2,996	8,995
Interest rate swap contract	—	164	46
Total derivatives designated as hedging instruments	$1,213	$3,160	$9,041

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$8,578	$4,497	$—
Total derivatives not designated as hedging instruments	$8,578	$4,497	$—
Total derivative instruments	$9,791	$7,657	$9,041

The impact of offsetting balances associated with derivative instruments designated as hedging instruments is shown below (in thousands):

	September 30, 2015
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$(197)	—	(197)	—	—	$(197)
Cross-currency swap contract	$(23,037)	—	(23,037)	—	—	$(23,037)
Interest rate swap contract	$(35)	—	(35)	—	—	$(35)

	December 31, 2014
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$1,213	—	1,213	—	—	$1,213
Cross-currency swap contract	$(11,991)	—	(11,991)	—	—	$(11,991)
Interest rate swap contract	$(210)	—	(210)	—	—	$(210)

The following tables present the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income and our condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014 (in thousands):

	Foreign Exchange Forward Contracts	Interest Rate Swap Contract	Cross Currency Swap Contract	Total
Balance in accumulated other comprehensive income (loss) at December 31, 2014	$6,621	$(210)	$(3,399)	$3,012
Amounts recognized in other comprehensive income (loss)	703	22	(11,373)	(10,648)
Amounts reclassified to earnings impacting:
Net sales	(1,782)	—	—	(1,782)
Cost of sales	(5,509)	—	—	(5,509)
Foreign currency (loss) gain, net	—	—	12,126	12,126
Interest expense, net	—	153	327	480
Balance in accumulated other comprehensive income (loss) at September 30, 2015	$33	$(35)	$(2,319)	$(2,321)

	Foreign Exchange Forward Contracts	Interest Rate Swap Contract	Cross Currency Swap Contract	Total
Balance in accumulated other comprehensive income (loss) at December 31, 2013	$4,351	$(703)	$(5,820)	$(2,172)
Amounts recognized in other comprehensive income (loss)	(904)	—	3,071	2,167
Amounts reclassified to earnings impacting:
Foreign currency (loss) gain, net	—	—	(880)	(880)
Interest expense, net	—	396	185	581
Balance in accumulated other comprehensive income (loss) at September 30, 2014	$3,447	$(307)	$(3,444)	$(304)

We recorded no amounts related to ineffective portions of our derivative instruments designated as cash flow hedges during the three and nine months ended September 30, 2015 and 2014. We recognized unrealized losses of $0.2 million and unrealized gains of $0.3 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within “Other expense, net” during the three and nine months ended September 30, 2015, respectively. We recognized unrealized gains of $1.0 million and $1.1 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within “Other expense, net” during the three and nine months ended September 30, 2014, respectively.

The following table presents amounts related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	2015	2014	2015	2014
Foreign exchange forward contracts	Foreign currency (loss) gain, net	$9,527	$(4,427)	$1,543	$(7,467)
Foreign exchange forward contracts	Cost of sales	$(2,232)	$7,023	$7,731	$8,366

Interest Rate Risk

We use cross-currency swap and interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use such swap contracts for speculative or trading purposes.

On September 30, 2011, we entered into a cross-currency swap contract to hedge the floating rate foreign currency denominated loan under our Malaysian Ringgit Facility Agreement. This swap had an initial notional value of Malaysian Ringgit (“MYR”) MYR 465.0 million and entitled us to receive a three-month floating Kuala Lumpur Interbank Offered Rate (“KLIBOR”) interest rate while requiring us to pay a U.S. dollar fixed rate of 3.495%. Additionally, this swap hedges the foreign currency risk of the Malaysian Ringgit denominated principal and interest payments as we make swap payments in U.S. dollars and receive swap payments in Malaysian Ringgits at a fixed exchange rate of 3.19 MYR to USD. The notional amount of the swap is scheduled to decline in line with our scheduled principal payments on the underlying hedged debt. As of September 30, 2015 and December 31, 2014, the notional value of this cross-currency swap contract was MYR 232.6 million ($52.2 million) and MYR 310.1 million ($88.6 million), respectively. This swap is a derivative instrument that qualifies for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. We determined that this swap was highly effective as a cash flow hedge at September 30, 2015 and December 31, 2014. For the three and nine months ended September 30, 2015 and 2014, there were no amounts of ineffectiveness from this cash flow hedge.

On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian Credit Facility, which became effective on September 30, 2009 with an initial notional value of €57.3 million and pursuant to which we are entitled to receive a six-month floating Euro Interbank Offered Rate (“EURIBOR”) interest rate while being required to pay a fixed rate of 2.80%. The notional amount of the interest rate swap contract is scheduled to decline in line with our scheduled principal payments on the underlying hedged debt. As of September 30, 2015 and December 31, 2014, the notional value of this interest rate swap contract was €2.2 million ($2.5 million) and €10.3 million ($12.5 million), respectively. This derivative instrument qualifies for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. We determined that our interest rate swap contract was highly effective as a cash flow hedge at September 30, 2015 and December 31, 2014. For the three and nine months ended September 30, 2015 and 2014, there were no amounts of ineffectiveness from this cash flow hedge.

In the following 12 months, we expect to reclassify to earnings $0.8 million of net unrealized losses related to swap contracts that are included in “Accumulated other comprehensive income” at September 30, 2015 as we realize the earnings effect of the underlying loans. The amount we ultimately record to earnings will depend on the actual interest rates and foreign exchange rates when we realize the earnings effect of the underlying loans.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect many of our subsidiaries to have material future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of September 30, 2015 and December 31, 2014, these foreign exchange forward contracts hedged our forecasted cash flows for 36 months and 6 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of a derivative’s unrealized gain or loss in “Accumulated other comprehensive income” and subsequently reclassify amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges at September 30, 2015 and December 31, 2014. During the three and nine months ended September 30, 2015 and 2014, we did not discontinue any cash flow hedges because a hedging relationship was no longer highly effective. As of September 30, 2015 and December 31, 2014, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

	September 30, 2015
Currency	Notional Amount	USD Equivalent
Indian rupee	INR1,290.0	$19.6

	December 31, 2014
Currency	Notional Amount	USD Equivalent
Australian dollar	AUD 38.4	$31.5
Japanese yen	JPY 1,223.2	$10.3

As of September 30, 2015 and December 31, 2014, the unrealized gains on these contracts were less than $0.1 million and $6.6 million, respectively.

In the following 12 months, we expect to reclassify to earnings less than $0.1 million of net unrealized gains related to these forward contracts that are included in “Accumulated other comprehensive income” at September 30, 2015 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rates when we realize the related forecasted transactions.

Transaction Exposure and Economic Hedging

Many of our subsidiaries have assets and liabilities (primarily cash, receivables, marketable securities, payables, debt and solar module collection and recycling liabilities) that are denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which these assets and liabilities are denominated will create fluctuations in our reported condensed consolidated statements of operations and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to economically hedge assets and liabilities against the effects of currency exchange rate fluctuations. The gains and losses on such foreign exchange forward contracts will economically offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency denominated assets and liabilities.

We purchase foreign exchange forward contracts to economically hedge balance sheet and other exposures related to transactions between certain of our subsidiaries and transactions with third parties. Such contracts are considered economic hedges and do not qualify for hedge accounting. We recognize gains or losses from the fluctuation in foreign exchange rates and the fair value of these derivative contracts in “Net sales,” “Cost of sales,” and “Foreign currency (loss) gain, net” on our condensed consolidated statements of operations, depending on where the gain or loss from the economically hedged item is classified. As of September 30, 2015, the total net unrealized loss on our economic hedge foreign exchange forward contracts was $0.7 million. As of December 31, 2014, the total net unrealized gain on our economic hedge foreign exchange forward contracts was $4.1 million. As these amounts do not qualify for hedge accounting, changes in the fair value of such derivative instruments are recorded directly to earnings. These contracts mature at various dates within the next three years.

As of September 30, 2015 and December 31, 2014, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	September 30, 2015
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€53.2	$59.7
Sell	Euro	€124.2	$139.5
Purchase	Australian dollar	AUD 18.7	$13.1
Sell	Australian dollar	AUD 107.7	$75.4
Purchase	Malaysian ringgit	MYR 16.2	$3.6
Sell	Malaysian ringgit	MYR 94.3	$21.2
Sell	Canadian dollar	CAD 5.9	$4.4
Purchase	Japanese yen	JPY 652.9	$5.4
Sell	Japanese yen	JPY 7,423.2	$62.0
Purchase	British pound	GBP 8.2	$12.4
Sell	British pound	GBP 16.0	$24.2
Purchase	Chinese yuan	CNY 32.3	$5.1
Purchase	Indian rupee	INR 237.1	$3.6
Sell	Indian rupee	INR 6,347.2	$96.2
Sell	South African rand	ZAR 68.1	$4.9
Purchase	Chilean peso	CLP 6,610.0	$9.4
Sell	Chilean peso	CLP 6,610.0	$9.4

	December 31, 2014
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€91.1	$110.9
Sell	Euro	€92.4	$112.5
Purchase	Australian dollar	AUD 26.0	$21.3
Sell	Australian dollar	AUD 118.0	$96.7
Purchase	Malaysian ringgit	MYR 146.0	$41.7
Sell	Malaysian ringgit	MYR 93.6	$26.7
Purchase	Canadian dollar	CAD 0.7	$0.6
Sell	Canadian dollar	CAD 8.3	$7.1
Purchase	Japanese yen	JPY 244.6	$2.1
Sell	Japanese yen	JPY 2,322.1	$19.5
Purchase	British pound	GBP 1.4	$2.2
Sell	British pound	GBP 37.7	$58.6

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•
Cash equivalents. At September 30, 2015 and December 31, 2014, our cash equivalents consisted of money market funds. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities and restricted investments. At September 30, 2015, our marketable securities consisted of foreign debt and time deposits, and our restricted investments consisted of foreign and U.S. government obligations. At December 31, 2014, our marketable securities consisted of foreign debt, time deposits, U.S. debt and U.S. government obligations, and our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities and restricted investments using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standings in these fair value measurements.

•
Derivative assets and liabilities. At September 30, 2015 and December 31, 2014, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies, an interest rate swap contract involving a benchmark of interest rates, and a cross-currency swap contract including both. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify these valuation techniques as Level 2. We consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At September 30, 2015 and December 31, 2014, the fair value measurements of our assets and liabilities that we measure on a recurring basis were as follows (in thousands):

	September 30, 2015
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$86,019	$86,019	$—	$—
Marketable securities:
Foreign debt	579,814	—	579,814	—
Time deposits	40,000	40,000	—	—
Restricted investments (excluding restricted cash)	339,926	—	339,926	—
Derivative assets	1,733	—	1,733	—
Total assets	$1,047,492	$126,019	$921,473	$—
Liabilities:
Derivative liabilities	$25,663	$—	$25,663	$—

	December 31, 2014
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$1,602	$1,602	$—	$—
Marketable securities:
Foreign debt	462,731	—	462,731	—
Time deposits	40,000	40,000	—	—
U.S. debt	2,800	—	2,800	—
U.S. government obligations	3,501	—	3,501	—
Restricted investments (excluding restricted cash)	357,235	—	357,235	—
Derivative assets	9,791	—	9,791	—
Total assets	$877,660	$41,602	$836,058	$—
Liabilities:
Derivative liabilities	$16,698	$—	$16,698	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial and derivative instruments at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities	$619,814	$619,814	$509,032	$509,032
Foreign exchange forward contract assets	1,733	1,733	9,791	9,791
Restricted investments (excluding restricted cash)	339,926	339,926	357,235	357,235
Notes receivable — noncurrent	12,111	12,108	12,096	12,189
Notes receivable, affiliates — noncurrent	17,754	20,388	9,127	9,812
Liabilities:
Long-term debt, including current maturities	$284,291	$286,273	$211,915	$224,489
Interest rate swap contract liabilities	35	35	210	210
Cross-currency swap contract liabilities	23,037	23,037	11,991	11,991
Foreign exchange forward contract liabilities	2,591	2,591	4,497	4,497

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

We estimated the fair value of our long-term debt and notes receivable using a discounted cash flows approach (an income approach) based on observable market inputs. We incorporated the credit risk of our counterparty for all asset fair value measurements and our own credit risk for all liability fair value measurements. Such fair value measurements are considered Level 2 under the fair value hierarchy.

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

9. Investments in Unconsolidated Affiliates and Joint Ventures

We have joint ventures or other strategic arrangements with partners in several markets, which are generally used to expedite our penetration of those markets and establish relationships with potential customers and policymakers. We also enter into joint ventures or strategic arrangements with customers or other entities to maximize the value of particular projects. Some of these arrangements involve and are expected in the future to involve significant investments or other allocations of capital. Investments in unconsolidated entities for which we have significant influence, but not control, over the entities’ operating and financial activities are accounted for under the equity method of accounting. Investments in entities for which we do not have the ability to exert such significant influence are accounted for under the cost method of accounting. The following table summarizes our equity and cost method investments as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Equity method investments	$289,679	$249,614
Cost method investments	9,424	5,415
Investments in unconsolidated affiliates and joint ventures	$299,103	$255,029

8point3 Energy Partners LP

In June 2015, 8point3 Energy Partners LP (the “Partnership”), a limited partnership formed by First Solar and SunPower Corporation (the “Sponsors”), completed its initial public offering (the “IPO”) of 20,000,000 Class A shares representing limited partner interests in the Partnership at $21.00 per share pursuant to a Registration Statement on Form S-1, as amended. As part of the IPO, the Sponsors contributed various projects to 8point3 Operating Company, LLC (“OpCo”) in exchange for voting and economic interests in the entity, and the Partnership acquired an economic interest in OpCo using proceeds from the IPO. Our contributions to OpCo included our 49% membership interests in SG2 Holdings, LLC; Lost Hills Blackwell Holdings, LLC; and NS Solar Holdings, LLC as well as our 100% membership interest in Maryland Solar LLC.

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

The Partnership is managed and controlled by its General Partner, and we account for our interest in OpCo, a subsidiary of the Partnership, under the equity method of accounting as we are able to exercise significant influence over the Partnership due to our representation on the board of directors of its General Partner. The Partnership owns, operates, and is expected to acquire additional solar energy generation projects from the Sponsors. The Partnership’s initial project portfolio includes interests in more than 0.4 GW of various solar energy generation projects, and the Partnership also has rights of first offer on interests in over 1.1 GW of additional solar energy generation projects that are currently contracted or are expected to be contracted prior to being sold by the Sponsors. We recognized equity in earnings, net of tax, from our investment in OpCo of $1.4 million for the three and nine months ended September 30, 2015. As of September 30, 2015, the carrying value of our investment in OpCo was $120.5 million.

In connection with the IPO, we entered into an agreement with a subsidiary of the Partnership to lease back the Maryland Solar project until December 31, 2019. Under the terms of the agreement, we will make fixed rent payments to the Partnership’s subsidiary and be entitled to all the energy generated by the project. Due to our continuing involvement with the project, we account for the leaseback agreement as a financing transaction. As of September 30, 2015, our financing obligation associated with the leaseback was $42.5 million, of which $5.3 million and $37.2 million, respectively, was classified as “Other current liabilities” and “Other liabilities” in the accompanying condensed consolidated balance sheets.

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

SG2 Holdings, LLC

In November 2014, we completed the sale of 51% of our 150 MW Solar Gen 2 project to Southern Power Company. The Solar Gen 2 project spans three sites, each of which is an approximately 50 MW grid-connected PV solar power system, comprising a combined 1,451 acres of land in Imperial County, California. Electricity generated by the systems is contracted to serve a 25-year PPA with a local utility company. Our remaining 49% membership interest in the project holding company, SG2 Holdings, LLC, was accounted for under the equity method of accounting as we were able to exercise significant influence over the project due to our representation on its management committee. Under the terms of the project LLC agreement, each member is entitled to receive cash distributions based on their respective membership interests, and Southern Power Company is entitled to substantially all of the project’s federal tax benefits. In June 2015, our 49% interest in SG2 Holdings, LLC with a carrying value of $224.5 million was contributed to OpCo. Prior to the contribution, we recognized equity in earnings, net of tax, from our investment in SG2 Holdings, LLC of $2.1 million for the six months ended June 30, 2015. As of December 31, 2014, the carrying value of our investment was $219.9 million.

Lost Hills Blackwell Holdings, LLC

In April 2015, we sold 51% of our 32 MW Lost Hills Blackwell project to a subsidiary of Southern Power Company. Electricity generated by the system is contracted to serve a short-term PPA with a local municipality and a 25-year PPA with a local utility company. Our remaining 49% membership interest in the project holding company, Lost Hills Blackwell Holdings, LLC, was accounted for under the equity method of accounting as we were able to exercise significant influence over the project due to our representation on its management committee. Under the terms of the project LLC agreement, each member is entitled to receive cash distributions based on their respective membership interests, and Southern Power Company is entitled to substantially all of the project’s federal tax benefits. In June 2015, our 49% interest in Lost Hills Blackwell Holdings, LLC with a carrying value of $34.1 million was contributed to OpCo. Prior to the contribution, we recognized equity in earnings, net of tax, from our investment in Lost Hills Blackwell Holdings, LLC of $0.2 million for the six months ended June 30, 2015.

NS Solar Holdings, LLC

In April 2015, we also sold 51% of our 60 MW North Star Solar project to a subsidiary of Southern Power Company. Electricity generated by the system is contracted to serve a 20-year PPA with a local utility company. Our remaining 49% membership interest in the project holding company, NS Solar Holdings, LLC, was accounted for under the equity method of accounting as we were able to exercise significant influence over the project due to our representation on its management committee. Under the terms of the project LLC agreement, each member is entitled to receive cash distributions based on their respective membership interests, and Southern Power Company is entitled to substantially all of the project’s federal tax benefits. In June 2015, our 49% interest in NS Solar Holdings, LLC with a carrying value of $93.6 million was contributed to OpCo. Prior to the contribution, we recognized a loss, net of tax, from our investment in NS Solar Holdings, LLC of less than $0.1 million for the six months ended June 30, 2015.

Desert Stateline Holdings, LLC

In August 2015, we sold 51% of our partially constructed 300 MW Desert Stateline project to a subsidiary of Southern Power Company for net revenue of $355.1 million and accounted for the transaction as a partial sale of real estate pursuant to ASC 360. Electricity generated by the system is contracted to serve a 20-year PPA with a local utility company. Our remaining 49% membership interest in the project holding company, Desert Stateline Holdings, LLC, is accounted for under the equity method of accounting as we are able to exercise significant influence over the project due to our representation on its management committee. Under the terms of the project LLC agreement, each member is entitled to receive cash distributions based on their respective membership interests, and Southern Power Company is entitled to substantially all of the project’s federal tax benefits. During the three and nine months ended September 30, 2015, we recognized no equity in earnings from our investment in Desert Stateline Holdings, LLC. As of September 30, 2015, the carrying value of our investment was $142.9 million.

Clean Energy Collective, LLC

In November 2014, we entered into various agreements to purchase an ownership interest in Clean Energy Collective, LLC (“CEC”). This investment provided us with additional access to the distributed generation market and a partner to develop and market community solar offerings to North American residential customers and businesses directly on behalf of client utility companies. As part of the investment, we also received a warrant, valued at $1.8 million, to purchase additional ownership interests at prices at or above our initial investment price per unit.

In addition to our equity investment in CEC, we also entered into a loan agreement to provide CEC with term loan advances up to $15.0 million. All loans are due in November 2017 on the third anniversary of the initial loan agreement. Interest is payable semiannually and may be capitalized to the outstanding principal balance of the loans at CEC’s election. The loans bear interest at rates ranging from 7% to 16% depending on CEC’s current capital structure. As of September 30, 2015 and December 31, 2014, the balance outstanding on the loans was $14.9 million and $9.1 million, respectively.

CEC is considered a variable interest entity, and our 27% ownership interest in and loans to the company are considered variable interests. We account for our investment in CEC under the equity method of accounting as we concluded we are not the primary beneficiary of the company given that we do not have the power to make decisions over the activities that most significantly impact the company’s economic performance. Under the equity method of accounting, we recognize equity in earnings for our proportionate share of CEC’s net income or loss including adjustments for the amortization of a basis difference resulting from the cost of our investment differing from our proportionate share of CEC’s equity. During the three and nine months ended September 30, 2015, we recognized a loss, net of tax, of $0.5 million and $1.5 million, respectively, from our investment in CEC. As of September 30, 2015 and December 31, 2014, the carrying value of our investment was $16.9 million and $19.5 million, respectively.

Joint Venture with Customer

In September 2013, we contributed an immaterial amount for a 50% ownership interest in a newly formed joint venture, which was established to develop solar power projects in Europe, North Africa, the United States, and the Middle East. One of our customers also contributed an immaterial amount for the remaining 50% ownership interest in the joint venture. The project development and related activities of the entity are governed by a joint venture agreement. The intent of this agreement is to outline the general parameters of the arrangement with our customer, whereby we will supply solar modules for various solar power projects and our customer will develop and construct the projects. The joint venture agreement also requires each party to consent to all decisions related to the most significant activities of the entity. There are no requirements for us to make further contributions to the joint venture, and the proceeds from the sale of any future projects are to be divided equally between us and our customer after the repayment of any project financing and project development related costs.

In 2014 and 2015, we subsequently entered into various loan agreements with solar power project entities of the joint venture pursuant to which the project entities may borrow funds for the construction of PV solar power systems in the United Kingdom. The loans bear interest at rates ranging from 6% to 8% per annum and are payable at the earlier of the sale of the associated project entities or maturity in December 2015 or December 2018 depending on the terms of the individual loan. As of September 30, 2015 and December 31, 2014, the balance outstanding on the loans was £2.8 million ($4.2 million) and £8.0 million ($12.5 million), respectively.

The joint venture is considered a variable interest entity, and our ownership interest in and loans to the project entities of the joint venture are considered variable interests. We account for our investment in the joint venture under the equity method of accounting as we concluded we are not the primary beneficiary of the joint venture given that we currently share the power to make the decisions that most significantly impact the entity’s economic performance. The variable interest model may require a reconsideration as to whether we are the primary beneficiary of the variable interest entity due to changes in facts and circumstances. A failure of a project entity to repay its loan agreements by their respective maturity dates would be an event of default, if uncured, that triggers our ability to take over key decisions that would significantly impact the defaulting project entity’s economic performance. Our specific rights in the event of default would include (i) a unilateral right to terminate the EPC contractor, (ii) a unilateral right to negotiate the sale of the project, and (iii) an ability to enforce our rights over all of the project entity’s shares, which have been pledged as a form of security. Such a development would be a reconsideration event that could result in us concluding that we are the primary beneficiary of the defaulting project entity.

10. Percentage-of-Completion Changes in Estimates

We recognize revenue for certain systems business sales arrangements under the percentage-of-completion method. The percentage-of-completion method of revenue recognition requires us to make estimates of net contract revenues and costs to complete our projects. In making such estimates, management judgments are required to evaluate significant assumptions including the amount of net contract revenues, the cost of materials and labor, expected labor productivity, the impact of potential variances in schedule completion, and the impact of any penalties, claims, change orders, or performance incentives. If estimated total costs on any contract are greater than the net contract revenues, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of the revisions to estimates related to net contract revenues and costs to complete contracts are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated.

Changes in estimates for systems business sales arrangements accounted for under the percentage-of-completion method occur for a variety of reasons including but not limited to (i) changes in estimates to reflect actual costs, (ii) construction plan accelerations or delays, (iii) module cost forecast changes, and (iv) other cost related change orders. Changes in estimates could have a material effect on our condensed consolidated statements of operations. The table below outlines the impact on gross profit of the aggregate net changes in systems business contract estimates (both increases and decreases) for the three and nine months ended September 30, 2015 and 2014 as well as the number of projects that comprise such aggregate net changes in estimates. For purposes of the following table, we only include projects with changes in estimates that have a net impact on gross profit of at least $1.0 million during the periods presented. Also included in the table is the net change in estimate as a percentage of the aggregate gross profit for such projects.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Number of projects	5	4	8	10
Increases (decreases) in gross profit resulting from net changes in estimates (in thousands)	$10,521	$9,499	$51,133	$3,214
Net change in estimate as a percentage of aggregate gross profit for associated projects	2.0%	0.6%	3.0%	0.2%

11. Debt

Our long-term debt consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

			Balance (USD)
Loan Agreement	Maturity	Loan Denomination	September 30, 2015	December 31, 2014
Revolving credit facility	July 2018	USD	$—	$—
Project construction credit facilities	Various	Various	211,343	75,418
Malaysian ringgit facility agreement	September 2018	MYR	52,195	88,606
Malaysian euro facility agreement	April 2018	EUR	26,976	34,112
Malaysian facility agreement	March 2016	EUR	5,243	25,818
Capital lease obligations	Various	Various	1,186	1,558
Long-term debt principal			296,943	225,512
Less: unamortized discount and issuance costs			(11,466)	(12,039)
Total long-term debt			285,477	213,473
Less: current portion			(38,663)	(51,399)
Noncurrent portion			$246,814	$162,074

Revolving Credit Facility

Our amended and restated credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent provides us with a senior secured credit facility (the “Revolving Credit Facility”) with an aggregate available amount of $700.0 million, with the right to request an increase up to $900.0 million, subject to certain conditions. Borrowings under the Revolving Credit Facility bear interest at (i) LIBOR (adjusted for Eurocurrency reserve requirements) plus a margin of 2.25% or (ii) a base rate as defined in the credit agreement plus a margin of 1.25%, depending on the type of borrowing requested. These margins are subject to adjustment depending on our consolidated leverage ratio. We had no borrowings under our Revolving Credit Facility as of September 30, 2015 and December 31, 2014. We had issued $176.7 million and $202.5 million of letters of credit using availability under our Revolving Credit Facility, leaving $523.3 million and $397.5 million of availability at September 30, 2015 and December 31, 2014, respectively.

The credit agreement contains financial covenants including: a leverage ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. Additionally, the credit agreement contains customary non-financial covenants and certain restrictions on our ability to pay dividends. We were in compliance with all covenants of the facility as of September 30, 2015.

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

Project Construction Credit Facilities

Chile

In August 2014, Parque Solar Fotovoltaico Luz del Norte SpA (“Luz del Norte”), our indirect wholly-owned subsidiary, entered into credit facilities with the Overseas Private Investment Corporation (“OPIC”) and the International Finance Corporation (“IFC”) to provide limited-recourse senior secured debt financing in an aggregate principal amount of up to $290.0 million for the design, development, financing, construction, testing, commissioning, operation, and maintenance of a 141 MW PV solar power plant located near Copiapó, Chile. In September 2015, Luz del Norte reduced the borrowing capacity on the credit facilities to $238.0 million.

Up to $178.0 million of the aggregate principal amount of the loans will be funded by OPIC. The OPIC commitment is comprised of fixed rate loans in an aggregate principal amount of up to $133.3 million and variable rate loans in an aggregate principal amount of up to $44.7 million. The fixed rate loans mature on September 15, 2029, and the variable rate loans mature on September 15, 2032. As of September 30, 2015, the balance outstanding on the OPIC loans was $125.1 million.

Up to $60.0 million of the aggregate principal amount of the loans will be funded by IFC. The IFC commitment is comprised of fixed rate loans in an aggregate principal amount of up to $44.9 million and variable rate loans in an aggregate principal amount of up to $15.1 million. The fixed rate loans mature on September 15, 2029, and the variable rate loans mature on September 15, 2032. As of September 30, 2015, the balance outstanding on the IFC loans was $42.2 million.

The OPIC and IFC loans are secured by liens over all of Luz del Norte’s assets, which had an aggregate book value of $394.8 million, including intercompany charges, as of September 30, 2015 and by a pledge of all of the equity interests in the entity. The financing agreements contain customary representations and warranties, covenants, and events of default for comparable credit facilities. We were in compliance with all covenants related to the Luz del Norte Credit Facilities as of September 30, 2015.

In August 2014, Luz del Norte also entered into a Chilean peso facility (“VAT facility” and together with the OPIC and IFC loans, the “Luz del Norte Credit Facilities”) equivalent to $65.0 million with Banco de Crédito e Inversiones to fund Chilean value added tax associated with the construction of the Luz del Norte project described above. In connection with the VAT facility, FSI provided a guaranty of substantially all payment obligations of Luz del Norte thereunder. As of September 30, 2015, the balance outstanding on the VAT facility was $36.4 million.

Japan

In September 2015, First Solar Japan GK, our wholly-owned subsidiary, entered into a construction loan facility with Mizuho Bank Ltd. for borrowings up to ¥4.0 billion ($33.4 million) for the development and construction of utility-scale PV solar power plants in Japan (the “Japan Credit Facility”). The facility matures in September 2016 and is renewable for an additional one-year period at the option of First Solar Japan GK, subject to certain conditions including timely payment of interest and compliance with all covenants. The facility is guaranteed by FSI and secured by pledges of certain projects’ cash accounts and other rights in the projects. The facility contains customary representations and warranties, covenants, and events of default for comparable construction loan facilities in Japan. As of September 30, 2015, the balance outstanding on the facility was $2.8 million. We were in compliance with all covenants related to the Japan Credit Facility as of September 30, 2015.

India

In March 2015, Marikal Solar Parks Private Limited and Mahabubnagar Solar Parks Private Limited, our indirect wholly-owned subsidiaries, entered into term loan facilities with Axis Bank, as administrative agent, for combined aggregate borrowings up to ₨1.1 billion ($16.6 million) for the development and construction of two 10 MW PV solar power plants located in Telengana, India (the “India Credit Facilities”). The term loan facilities have a combined letter of credit sub-limit of ₨0.8 billion ($11.5 million), which may also be used to support construction activities. As of September 30, 2015, we had issued ₨0.8 billion ($11.4 million) of letters of credit under the facilities. The term loan facilities mature on December 31, 2028 and are secured by certain assets of the borrowers, which had an aggregate book value of $90.8 million, including intercompany charges, as of September 30, 2015 and a pledge of a portion of the equity interests in the borrowers. The India Credit Facilities contain various financial covenants including leverage ratio covenants, a debt service ratio covenant, and a fixed asset coverage ratio covenant. As of September 30, 2015, the balance outstanding on the term loan facilities was $4.8 million. We were seeking a waiver for a technical noncompliance related to the India Credit Facilities as of September 30, 2015.

Malaysian Ringgit Facility Agreement

FS Malaysia, our indirect wholly owned subsidiary, entered into a credit facility agreement (“Malaysian Ringgit Facility Agreement”), among FSI as guarantor, CIMB Investment Bank Berhad, Maybank Investment Bank Berhad, and RHB Investment Bank Berhad as arrangers with CIMB Investment Bank Berhad also acting as facility agent and security agent, and the original lenders party thereto. The loans made to FS Malaysia are secured by, among other things, FS Malaysia’s leases over the leased lots on which our fifth and sixth manufacturing plants in Kulim, Malaysia (“Plants 5 and 6”) are located and all plant, machinery, and equipment purchased by FS Malaysia with the proceeds of the facility or otherwise installed in or utilized in Plants 5 and 6, to the extent not financed, or subject to a negative pledge under a separate financing facility related to Plants 5 and 6. In addition, FS Malaysia’s obligations under the Malaysian Ringgit Facility Agreement are guaranteed, on an unsecured basis, by FSI. As of September 30, 2015, buildings, machinery, equipment, and land leases with an aggregate net book value of $250.9 million were pledged as collateral for this loan.

The Malaysian Ringgit Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to incur indebtedness, create liens, effect asset sales, engage in reorganizations, issue guarantees, and make loans. In addition, the agreement includes financial covenants relating to net total leverage ratio, interest coverage ratio, total debt to equity ratio, debt service coverage ratio, and tangible net worth. It also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with the Malaysian Ringgit Facility Agreement as of September 30, 2015.

Malaysian Euro Facility Agreement

FS Malaysia entered into a credit facility agreement (“Malaysian Euro Facility Agreement”) with Commerzbank Aktiengesellschaft and Natixis Zweigniederlassung Deutschland as arrangers and original lenders, and Commerzbank Aktiengesellschaft, Luxembourg Branch as facility agent and security agent. In connection with the Malaysian Euro Facility Agreement, FSI concurrently entered into a first demand guarantee agreement in favor of the lenders. Under this agreement, FS Malaysia’s obligations related to the credit facility are guaranteed, on an unsecured basis, by FSI. At the same time, FS Malaysia and FSI also entered into a subordination agreement, pursuant to which any payment claims of FSI against FS Malaysia are subordinated to the claims of the lenders.

The Malaysian Euro Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to grant liens over the equipment financed by the facilities, effect asset sales, provide guarantees, change its business, engage in mergers, consolidations, and restructurings, and enter into contracts with FSI and its subsidiaries. In addition, the agreement includes the following financial covenants: maximum total debt to equity ratio, maximum total leverage ratio, minimum interest coverage ratio, and minimum debt service coverage ratio. It also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with the Malaysian Euro Facility Agreement as of September 30, 2015.

Malaysian Facility Agreement

FS Malaysia entered into an export financing facility agreement (“Malaysian Facility Agreement”) with a consortium of banks. FS Malaysia’s obligations related to the agreement are guaranteed, on an unsecured basis, by FSI. In connection with the Malaysian Facility Agreement, all of FS Malaysia’s obligations are secured by a first party, first legal charge over the machinery and equipment financed by the credit facilities, and any other documents, contracts, and agreements related to that machinery and equipment. Also in connection with the agreement, any payment claims of FSI against FS Malaysia are subordinated to the claims of the lenders. At September 30, 2015, machinery and equipment with an aggregate net book value of $4.1 million was pledged as collateral for these loans.

The Malaysian Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to incur indebtedness, create liens, effect asset sales, engage in reorganizations, issue guarantees, and make loans. In addition, the Malaysian Facility Agreement includes financial covenants relating to net total leverage ratio, interest coverage ratio, total debt to equity ratio, debt service coverage ratio, and tangible net worth. The Malaysian Facility Agreement also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with the Malaysian Facility Agreement as of September 30, 2015.

Variable Interest Rate Risk

Certain of our long-term debt agreements bear interest at prime, EURIBOR, KLIBOR, LIBOR, TIBOR, or equivalent variable rates. A disruption of the credit environment, as previously experienced, could negatively impact interbank lending and, therefore, negatively impact these floating rates. An increase in EURIBOR would impact our cost of borrowing under our entire Malaysian Euro Facility Agreement, but would not impact our cost of borrowing of the floating-rate term loan under our Malaysian Facility Agreement as we entered into an interest rate swap contract to mitigate such risk. An increase in KLIBOR would not increase our cost of borrowing under our Malaysian Ringgit Facility Agreement as we entered into a cross-currency swap contract to mitigate such risk. An increase in prime, LIBOR, TIBOR or equivalent variable rates would increase our cost of borrowing under our Revolving Credit Facility and various project construction credit facilities.

Our long-term debt borrowing rates as of September 30, 2015 were as follows:

Loan Agreement	Borrowing Rate at September 30, 2015
Revolving Credit Facility	2.58%
Luz del Norte Credit Facilities	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
VAT loans at bank rate plus 1.30%
Japan Credit Facility	TIBOR plus 0.5%
India Credit Facilities	Bank rate plus 2.35%
Malaysian Ringgit Facility Agreement	KLIBOR plus 2.00% (2)
Malaysian Euro Facility Agreement	EURIBOR plus 1.00%
Malaysian Facility Agreement (1)	Fixed rate facility at 4.54%
Floating rate facility at EURIBOR plus 0.55% (2)
Capital lease obligations	Various

(1)	Outstanding balance split equally between fixed and floating rates.

(2)	Interest rate hedges have been entered into relating to these variable rates. See Note 7. “Derivative Financial Instruments” to our condensed consolidated financial statements.

Future Principal Payments

At September 30, 2015, the future principal payments on our long-term debt, excluding payments related to capital leases, were due as follows (in thousands):

Total Debt
Remainder of 2015	$9,345
2016	34,410
2017	64,660
2018	26,217
2019	5,355
Thereafter	155,770
Total long-term debt future principal payments	$295,757

12. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit, surety bonds, and bank guarantees to provide financial and performance assurance to third parties. Our Revolving Credit Facility provides us the capacity to issue up to $700.0 million in letters of credit, subject to certain limits depending on the currencies of the letters of credit, at a fee based on the applicable margin for Eurocurrency revolving loans and a fronting fee. As of September 30, 2015, we had $176.7 million in letters of credit issued under the Revolving Credit Facility, leaving $523.3 million of availability which can be used for the issuance of letters of credit. The majority of these letters of credit were supporting our systems business projects. As of September 30, 2015, we also had $8.9 million in bank guarantees and letters of credit under separate agreements that were posted by certain of our foreign subsidiaries, $69.8 million of letters of credit issued under a bilateral facility secured with cash, and $150.6 million in surety bonds outstanding primarily for our systems business projects. The available bonding capacity under our surety lines was $642.4 million as of September 30, 2015.

Product Warranties

When we recognize revenue for module or systems project sales, we accrue a liability for the estimated future costs of meeting our limited warranty obligations for both modules and the balance of the systems. We make and revise this estimate based primarily on the number of our solar modules under warranty installed at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our internal testing of and the expected future performance of our solar modules and balance of systems components, and our estimated replacement costs.

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

Product warranty activities during the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Product warranty liability, beginning of period	$222,304	$210,827	$223,057	$198,041
Accruals for new warranties issued	16,700	9,832	34,948	29,343
Settlements	(4,722)	(5,057)	(9,817)	(12,634)
Changes in estimate of product warranty liability	(1,212)	(1,256)	(15,118)	(404)
Product warranty liability, end of period	$233,070	$214,346	$233,070	$214,346
Current portion of warranty liability	$48,311	$68,021	$48,311	$68,021
Noncurrent portion of warranty liability	$184,759	$146,325	$184,759	$146,325

We have historically estimated our product warranty liability for power output and defects in materials and workmanship under normal use and service conditions to have an estimated warranty return rate of approximately 3% of modules covered under warranty. A 1% change in estimated warranty return rate would change our estimated module warranty liability by approximately $73.1 million, and a 1% change in estimated warranty return rate for balance of systems parts would not have a material impact on our associated warranty liability.

Accrued Expenses in Excess of Product Warranty

We may also accrue expenses for the cost of any voluntary remediation programs beyond our normal product warranty. As of September 30, 2015 and December 31, 2014, accrued expenses in excess of our product warranty were $26.5 million and $30.9 million, respectively, of which $6.4 million and $7.8 million, respectively, were classified as current and included in “Accrued expenses” on our condensed consolidated balance sheets and $20.1 million and $23.1 million, respectively, were classified as noncurrent and included in “Other liabilities” on our condensed consolidated balance sheets. Our estimates for such remediation programs are based on an evaluation of available information including the estimated number of potentially affected solar modules, historical experience related to our remediation efforts, customer-provided data related to potentially affected systems, estimated costs for performing removal, replacement, and logistical services, and any post-sale expenses covered under our voluntary remediation program. If any of our estimates prove incorrect, we could be required to accrue additional expenses.

Performance Guarantees

As part of our systems business, we conduct performance testing of the solar power plant prior to substantial completion to confirm the power plant meets the operational and capacity expectations noted in the EPC agreement. In addition, we may provide an energy generation performance test during the first year of the solar power plant’s operation. Such a test is designed to demonstrate that the actual energy generation for the first year meets or exceeds the modeled energy expectation, after certain adjustments and exclusions. If there is an underperformance event, determined at the end of the first year after substantial completion, we may incur liquidated damages as a percentage of the EPC contract price. In some instances, a bonus payment may be received at the end of the first year if the power plant performs above a certain level. As of September 30, 2015 and December 31, 2014, we recorded $0.2 million and $4.3 million, respectively, of estimated obligations under such arrangements, which were classified as “Other current liabilities” in the condensed consolidated balance sheets.

Under our O&M service offerings, we typically include an effective availability guarantee when we provide long-term total asset management services. In limited cases, a form of energy generation performance test is offered in lieu of the availability guarantee, and liquidated damages may be incurred at the lost energy price noted in the PPA as the result of an underperformance event. Additionally, as part of our O&M service guarantees there is potential for bonus payments. As of September 30, 2015 and December 31, 2014, we did not accrue any estimated obligations related to O&M service guarantees.

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

Contingent Consideration

In connection with our TetraSun and Solar Chile acquisitions, we agreed to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted project and module shipment volume milestones. As of September 30, 2015 and December 31, 2014, we recorded $3.9 million and $4.9 million of current liabilities, respectively, and $4.9 million and $14.7 million of long-term liabilities, respectively, for these contingent obligations based on their estimated fair value

We continually seek to make additions to our advanced-stage project pipeline and are also actively developing our early to mid-stage project pipeline in order to secure PPAs and are also pursuing opportunities to acquire advanced-stage projects, which already have PPAs in place. In connection with such project acquisitions, we may agree to pay additional amounts to project sellers upon achievement of certain project-related milestones, such as obtaining a PPA, obtaining financing, and selling to a new owner. We recognize an estimated project acquisition contingent liability when we determine that such liability is both probable and reasonably estimable, and the carrying amount of the related project asset is correspondingly increased. As of September 30, 2015 and December 31, 2014, we recorded $0.2 million and $31.9 million of current liabilities, respectively, and $2.4 million and $2.4 million of long-term liabilities, respectively, for such contingent obligations. Any future differences between the acquisition-date contingent obligation estimate and the ultimate settlement of the obligations will be recognized primarily as an adjustment to project assets as contingent payments are considered direct and incremental to the underlying value of the related projects.

Solar Module Collection and Recycling Liability

We established a voluntary module collection and recycling program to collect and recycle modules sold and covered under such program once the modules reach the end of their useful lives. Historically, we included a description of our module collection and recycling obligations in customer sales contracts covered under the program. Based on the terms of these contracts, we agreed to cover the costs for the collection and recycling of qualifying solar modules, and the end-users agreed to notify us, disassemble their solar power systems, package the solar modules for shipment, and revert ownership rights over the modules back to us at the end of the modules’ service lives.

For modules covered under this program, we record our collection and recycling obligation within “Cost of sales” at the time of sale based on the estimated present value of the cost to collect and recycle the covered solar modules. We estimate the cost of our collection and recycling obligations based on the present value of the expected probability weighted future cost of collecting and recycling the solar modules, which includes estimates for the cost of packaging the solar modules for transport, the cost of freight from the solar module installation sites to a recycling center, the material, labor, capital costs, and scale of recycling centers, and an estimated third-party profit margin and return on risk for collection and recycling services. We base these estimates on (i) our experience collecting and recycling our solar modules, (ii) the expected timing of when our solar modules will be returned for recycling, and (iii) expected economic conditions at the time the solar modules will be collected and recycled. In the periods between the time of sale and the related settlement of the collection and recycling obligation, we accrete the carrying amount of the associated liability by applying the discount rate used for its initial measurement. We classify accretion as an operating expense within “Selling, general and administrative” expense on our condensed consolidated statement of operations. We periodically review our estimates of expected future recycling costs and may adjust our liability accordingly.

During the three months ended September 30, 2015, we completed our annual cost study of obligations under our module collection and recycling program based on newly implemented recycling technologies at our manufacturing facility in Perrysburg, Ohio and reduced our associated liability by $80.0 million. The new recycling technology represents a significant improvement over previous technologies and contains a continuous flow recycling process, which increases the throughput of modules able to be recycled at a point in time. Such process improvements also result in corresponding reductions in capital, chemical, labor, maintenance, and other general recycling costs, which further contributed to the reduction in the recycling rate per module and corresponding change in the liability.

Our module collection and recycling liability was $164.3 million and $246.3 million at September 30, 2015 and December 31, 2014, respectively. A 1% increase in the annualized inflation rate used in our estimated future collection and recycling cost per module would increase our liability by $36.9 million, and a 1% decrease in that rate would decrease our liability by $30.7 million. The percentage of modules sold that were subject to our solar module collection and recycling liability was 3% and 56% for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.

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

On July 23, 2012, the Arizona District Court issued an order appointing as lead plaintiffs in the Class Action the Mineworkers’ Pension Scheme and British Coal Staff Superannuation Scheme (collectively, “Pension Schemes”). The Pension Schemes filed an amended complaint on August 17, 2012, which contains similar allegations and seeks similar relief as the original complaint. Defendants’ filed a motion to dismiss on September 14, 2012. On December 17, 2012, the court denied Defendants’ motion to dismiss. On October 8, 2013, the Arizona District Court granted the Pension Schemes’ motion for class certification, and certified a class comprised of all persons who purchased or otherwise acquired publicly traded securities of the Company between April 30, 2008 and February 28, 2012 and were damaged thereby, excluding defendants and certain related parties. Merits discovery closed on February 27, 2015.

Defendants filed a motion for summary judgment on March 27, 2015, and plaintiffs filed a cross motion for partial summary judgment on the same day. On August 11, 2015, the Arizona District Court granted defendants’ motion in part and denied it in part, and certified an issue for immediate appeal to the Ninth Circuit Court of Appeals. The plaintiffs’ motion for summary judgment was denied. On August 20, 2015, First Solar filed a petition for interlocutory appeal with the Ninth Circuit Court of Appeals. Upon the filing of this petition, the Arizona District Court entered a stay until the Court of Appeals decides whether to take the appeal and, if it does, until the appeal is decided. The petition remains pending before the Court of Appeals.

Given the pending appeal, the need for further expert discovery, and the uncertainties of trial, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

Opt-Out Action

On June 23, 2015, a suit titled Maverick Fund, L.D.C. v. First Solar, Inc., et al., Case No. 2:15-cv-01156-ROS, was filed in Arizona District Court by putative stockholders that opted out of the Class Action. The complaint names the Company and certain of our current and former directors and officers as defendants, and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and violated state law, by making false and misleading statements regarding the Company’s financial performance and prospects. The action includes claims for recessionary and actual damages, interest, punitive damages, and an award of reasonable attorneys’ fees, expert fees, and costs. The Company believes it has meritorious defenses and will vigorously defend this action.

The parties have stipulated to extending the deadline for responding to the complaint until after the Ninth Circuit Court of Appeals resolves the petition for appeal and/or the appeal in the Smilovits matter described above. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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

On July 16, 2013, a derivative complaint was filed in the Superior Court of Arizona, Maricopa County, titled Bargar, et al. v. Ahearn, et al., Case No. CV2013-009938, by a putative stockholder against certain current and former directors and officers of the Company. The complaint contains similar allegations to the Delaware and Arizona derivative cases, and includes claims for, among other things, breach of fiduciary duties, insider trading, unjust enrichment, and waste of corporate assets. By court order on October 3, 2013, the Superior Court of Arizona, Maricopa County granted the parties’ stipulation to defer defendants’ response to the complaint pending resolution of the Smilovits class action or expiration of the stay issued in the consolidated derivative actions in the Arizona District Court. On November 5, 2013, the matter was placed on the court’s inactive calendar. The parties have jointly sought and obtained multiple requests to continue the action on the inactive calendar. Most recently, on June 30, 2015, the court continued the action on the inactive calendar until November 30, 2015.

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

13. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as share-based compensation expense over the required or estimated service period for awards expected to vest. The share-based compensation expense that we recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Share-based compensation expense included in:
Cost of sales	$3,048	$2,569	$8,539	$8,559
Research and development	997	960	3,099	3,225
Selling, general and administrative	8,164	7,082	21,483	20,276
Production start-up	4	6	25	9
Total share-based compensation expense	$12,213	$10,617	$33,146	$32,069

The following table presents our share-based compensation expense by type of award for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restricted and performance stock units	$10,579	$10,246	$29,350	$32,177
Unrestricted stock	332	331	995	994
Stock purchase plan	458	248	1,127	648
	11,369	10,825	31,472	33,819
Net amount released from (absorbed into) inventory	844	(208)	1,674	(1,750)
Total share-based compensation expense	$12,213	$10,617	$33,146	$32,069

Share-based compensation expense capitalized in inventory was $3.6 million and $5.3 million at September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, we had $37.4 million of unrecognized share-based compensation expense related to unvested restricted and performance stock units, which we expect to recognize as expense over a weighted-average period of approximately 1 year.

The estimated forfeiture rate used to record compensation expense is based on historical forfeitures and is adjusted periodically based on actual results. At September 30, 2015 and December 31, 2014, our forfeiture rate was 9.5%.

14. Income Taxes

Our effective tax rates were 12.2% and 2.3% for the three and nine months ended September 30, 2015, respectively, and (8.0)% and 9.0% for the three and nine months ended September 30, 2014, respectively. The change in our effective tax rate during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily the result of a net discrete tax benefit associated with the receipt of a private letter ruling and a higher percentage of profits earned in lower tax jurisdictions. The provision for income taxes differed from the amount computed by applying the statutory U.S. federal rate of 35% primarily due to the benefit associated with foreign income taxed at lower rates, including the beneficial impact of our Malaysian tax holiday, partially offset by additional tax expense attributable to losses in jurisdictions for which no tax benefits could be recorded.

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

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740. During the three months ended September 30, 2015, we recognized a benefit of $13.6 million from the expiration of the statute of limitations for various uncertain tax positions. It is reasonably possible that $12.8 million of uncertain tax positions will also be recognized within the next 12 months.

In April 2015, we received a private letter ruling in a foreign jurisdiction related to the timing of the deduction for certain of our obligations. In accordance with the private letter ruling, we will begin treating these obligations as deductible when we actually make payments on the obligations, which are expected to occur subsequent to the expiration of the tax holiday. During the three months ended June 30, 2015, we recorded a benefit of $41.7 million through the tax provision to establish a deferred tax asset associated with the future deductibility of these obligations. During the three months ended September 30, 2015, we subsequently reduced these obligations due to certain cost reductions driven by the implementation of advanced recycling technologies and recorded an adjustment to the prior benefit, resulting in a net benefit of $30.3 million for the nine months ended September 30, 2015.

We use the deferral method of accounting for investment tax credits under which the credits are recognized as reductions in the carrying value of the related assets. The use of the deferral method also results in a basis difference from the recognition of a deferred tax asset and an immediate income tax benefit for the future tax depreciation of the related assets. Such basis differences are accounted for pursuant to the income statement method. In September, we generated a $20.7 million investment tax credit from placing a project into service.

We are subject to audit by various state, local, and foreign tax authorities. During the nine months ended September 30, 2015, we settled a tax audit in Spain, which resulted in a discrete tax expense of $2.5 million. We are not currently under any tax examinations but continue to have discussions regarding an ongoing dispute with the German taxing authorities. We believe that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed by our tax audits are not resolved in a manner consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

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

The calculation of basic and diluted net income per share for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic net income per share
Numerator:
Net income	$349,318	$89,833	$382,286	$202,646
Denominator:
Weighted-average common shares outstanding	100,906	100,197	100,713	99,981

Diluted net income per share
Denominator:
Weighted-average common shares outstanding	100,906	100,197	100,713	99,981
Effect of restricted and performance stock units and stock purchase plan shares	1,393	1,218	1,132	1,705
Weighted-average shares used in computing diluted net income per share	102,299	101,415	101,845	101,686

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Per share information - basic:
Net income per share	$3.46	$0.90	$3.80	$2.03

Per share information - diluted:
Net income per share	$3.41	$0.89	$3.75	$1.99

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2015 and 2014 as they would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Anti-dilutive shares	46	46	64	87

16. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income, which includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, the impact of which has been excluded from net income and reflected as components of stockholders’ equity, was as follows for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014
Net income	$349,318	$89,833
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1,103)	(9,887)
Unrealized gain on marketable securities and restricted investments for the period, net of tax of $(1,336) and $(1,198)	17,944	19,847
Less: reclassification for gains included in net income	—	—
Unrealized gain on marketable securities and restricted investments	17,944	19,847
Unrealized (loss) gain on derivative instruments for the period, net of tax of $18 and $(1,963)	(7,360)	3,797
Less: reclassification for losses included in net income, net of tax of $765 and $0	6,022	2,001
Unrealized (loss) gain on derivative instruments	(1,338)	5,798
Other comprehensive income, net of tax	15,503	15,758
Comprehensive income	$364,821	$105,591

	Nine Months Ended September 30,
	2015	2014
Net income	$382,286	$202,646
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(14,001)	(11,548)
Unrealized (loss) gain on marketable securities and restricted investments for the period, net of tax of $450 and $(4,155)	(4,409)	58,595
Less: reclassification for gains included in net income, net of tax of $0 and $83	—	(127)
Unrealized (loss) gain on marketable securities and restricted investments	(4,409)	58,468
Unrealized (loss) gain on derivative instruments for the period, net of tax of $(182) and $177	(10,832)	2,342
Less: reclassification for losses (gains) included in net income, net of tax of $2,278 and $0	7,593	(299)
Unrealized (loss) gain on derivative instruments	(3,239)	2,043
Other comprehensive (loss) income, net of tax	(21,649)	48,963
Comprehensive income	$360,637	$251,609

Components and details of accumulated other comprehensive income at September 30, 2015 and 2014 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2014	$(53,337)	$102,299	$1,178	$50,140
Other comprehensive loss before reclassifications	(14,001)	(4,409)	(10,832)	(29,242)
Amounts reclassified from accumulated other comprehensive income	—	—	7,593	7,593
Net other comprehensive loss	(14,001)	(4,409)	(3,239)	(21,649)
Balance as of September 30, 2015	$(67,338)	$97,890	$(2,061)	$28,491

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2013	$(34,190)	$11,558	$(3,144)	$(25,776)
Other comprehensive (loss) income before reclassifications	(11,548)	58,595	2,342	49,389
Amounts reclassified from accumulated other comprehensive income	—	(127)	(299)	(426)
Net other comprehensive (loss) income	(11,548)	58,468	2,043	48,963
Balance as of September 30, 2014	$(45,738)	$70,026	$(1,101)	$23,187

	Amount Reclassified for the
Details of Accumulated Other Comprehensive Income	Nine Months Ended September 30,		Income Statement Line Item
	2015	2014
Gains on marketable securities
	$—	$210	Other expense, net
	—	83	Tax expense
	$—	$127	Total, net of tax
Gains and (losses) on derivative contracts
Foreign exchange forward contracts	$1,782	$—	Net sales
Foreign exchange forward contracts	5,509	—	Cost of sales
Interest rate and cross currency swap contracts	(480)	(581)	Interest expense, net
Cross currency swap contract	(12,126)	880	Foreign currency (loss) gain, net
	(5,315)	299	Total before tax
	(2,278)	—	Tax expense
	$(7,593)	$299	Total net of tax

17. Segment Reporting

We operate our business in two segments. Our components segment involves the design, manufacture, and sale of solar modules, which convert sunlight into electricity. We primarily manufacture cadmium telluride (“CdTe”) modules and have also begun manufacturing high-efficiency crystalline silicon modules. Third-party customers of our components segment include integrators and operators of PV solar power systems.

Our second segment is our fully integrated systems business (“systems segment”), through which we provide complete turn-key PV solar power systems, or solar solutions, that draw upon our capabilities, which include (i) project development, (ii) EPC services, (iii) O&M services, and (iv) project finance expertise. We may provide our full EPC services or any combination of individual products and services within our EPC capabilities depending upon the customer and market opportunity. All of our systems segment products and services are for PV solar power systems, which primarily use our solar modules, and we sell such products and services to utilities, independent power producers, commercial and industrial companies, and other system owners. Additionally within our systems segment, we may own and operate certain of our PV solar power systems for a period of time based on strategic opportunities.

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

Financial information about our reportable segments during the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Components	Systems	Total	Components	Systems	Total
Net sales	$441,530	$829,715	$1,271,245	$289,327	$600,961	$890,288
Gross profit (1)	165,997	318,368	484,365	26,399	163,003	189,402
Depreciation and amortization expense	61,508	3,477	64,985	56,426	4,315	60,741
Income (loss) before taxes (1)	137,878	260,009	397,887	(22,170)	109,400	87,230

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Components	Systems	Total	Components	Systems	Total
Net sales	$988,591	$1,648,080	$2,636,671	$800,246	$1,582,948	$2,383,194
Gross profit (1)	243,222	444,607	687,829	52,173	464,386	516,559
Depreciation and amortization expense	183,286	10,274	193,560	165,043	19,674	184,717
Income (loss) before taxes (1)	116,877	272,903	389,780	(96,694)	326,304	229,610

	September 30, 2015			December 31, 2014
	Components	Systems	Total	Components	Systems	Total
Goodwill	$16,152	$68,833	$84,985	$16,152	$68,833	$84,985
Total assets	3,928,007	3,132,635	7,060,642	4,168,060	2,552,931	6,720,991

(1)
The operating results for our components segment for the three and nine months ended September 30, 2015 include the impact of the $80.0 million reduction in our module collection and recycling obligation. See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for more information regarding the change in this obligation.

Product Revenue

The following table sets forth the total amounts of solar module and solar power system net sales recognized for the three and nine months ended September 30, 2015 and 2014. For the purposes of the following table, (i) “Solar module revenue” is composed of total revenues from the sale of solar modules to third parties, which does not include any systems segment product or service offerings, and (ii) “Solar power system revenue” is composed of total revenues from the sale of our PV solar power systems and related products and services, including the solar modules installed in such solar power systems along with any revenue generated from our PV solar power systems (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Solar module revenue	$60,836	$42,889	$180,792	$149,287
Solar power system revenue	1,210,409	847,399	2,455,879	2,233,907
Net sales	$1,271,245	$890,288	$2,636,671	$2,383,194

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933, which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties, solar module efficiency and balance of systems (“BoS”) cost reduction roadmaps, restructuring, product reliability, investments in unconsolidated affiliates, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; our ability to reduce the costs to construct PV solar power systems; research and development programs and our ability to improve the conversion efficiency of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” and the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in Part I, Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere in this Quarterly Report on Form 10-Q, Current Reports on Form 8-K, and other reports filed with the Securities and Exchange Commission (the “SEC”). You should carefully consider the risks and uncertainties described under this section.

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

Executive Overview

We are a leading global provider of comprehensive photovoltaic (“PV”) solar energy solutions. Accordingly, we design, manufacture, and sell PV solar modules with an advanced thin-film semiconductor technology and also develop, design, construct, and sell PV solar power systems that primarily use the modules we manufacture. We also manufacture crystalline silicon solar modules with proprietary high-power density, mono-crystalline technology. Additionally, we provide operations and maintenance (“O&M”) services to system owners that use solar modules manufactured by us or by other third-party manufacturers. We have substantial, ongoing research and development efforts focused on module and systems level innovations. We are the world’s largest thin-film PV solar module manufacturer and one of the world’s largest PV solar module manufacturers. Our mission is to create enduring value by enabling a world powered by clean, affordable solar energy.

Certain highlights of our financial results and other key developments include the following:

•
Net sales for the three months ended September 30, 2015 increased by 43% to $1.3 billion compared to $0.9 billion for the same period in 2014. The increase in net sales was driven by the sale of a majority interest in the partially constructed Desert Stateline project along with higher revenue from our Silver State South, McCoy, and Imperial Energy Center West projects, which commenced construction in late 2014 and 2015. These increases were partially offset by lower revenue from the completion, or substantial completion, of our Desert Sunlight and Topaz projects in 2014.

•
Net sales for the nine months ended September 30, 2015 increased by 11% to $2.6 billion compared to $2.4 billion for the same period in 2014. The increase in net sales was attributable to the sale of majority interests in the partially constructed Desert Stateline project and North Star project along with higher revenue from our Silver State South, McCoy, and Imperial Energy Center West projects, which commenced construction in late 2014 and 2015. These increases were partially offset by lower revenue from the completion, or substantial completion, of our Desert Sunlight, Topaz, and Campo Verde projects in 2014.

•
Gross profit for the three months ended September 30, 2015 increased 16.8 percentage points to 38.1% from 21.3% for the same period in 2014. The increase in gross profit was primarily the result of a mix of higher gross profit systems projects sold and under construction during the period and a reduction in our module collection and recycling obligation.

•
Gross profit for the nine months ended September 30, 2015 increased 4.4 percentage points to 26.1% from 21.7% for the same period in 2014. The increase in gross profit was the result of a reduction in our module collection and recycling obligation and improved utilization of our manufacturing assets.

•
As of September 30, 2015, we had 30 installed production lines with an annual global manufacturing capacity of approximately 2.7 GW at our manufacturing plants in Perrysburg, Ohio and Kulim, Malaysia. We produced 0.7 GW of solar modules during the three months ended September 30, 2015, which represented a 45.6% increase from the same period in 2014. This increase in production was primarily driven by the restart of various production lines at our manufacturing plant in Malaysia and higher module conversion efficiencies. We expect to produce approximately 2.5 GW of solar modules during 2015, including approximately 25 MW of crystalline silicon solar modules.

•	During the three months ended September 30, 2015, we ran our factories at approximately 94% capacity utilization, which represented a 17.0 percentage point increase from the same period in 2014.

•
The average conversion efficiency of our modules was 15.8% for the three months ended September 30, 2015, which was an improvement of 1.6 percentage points from the three months ended September 30, 2014.

•
New bookings during the period from August 5, 2015 to November 9, 2015 included an incremental 400 MW DC module supply agreement with Strata Solar, 250 MW of solar power projects in California, a 150 MW solar power project in Arizona, a 119 MW solar power project in Texas, and a 100 MW solar power project in Nevada.

Market Overview

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. In the aggregate, we believe manufacturers of solar modules and cells have installed significant production capacity in relation to global demand. We believe the solar industry will continue to experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will put pressure on pricing. Additionally, intense competition at the systems level can result in an environment in which pricing falls rapidly, thereby further increasing demand for solar energy solutions but constraining the ability for project developers; engineering, procurement, and construction (“EPC”) companies; and vertically-integrated solar companies such as First Solar to sustain meaningful and consistent profitability. In light of such market realities, we are executing our Long Term Strategic Plan, Vision 2020 (“Long Term Strategic Plan”) described below, under which we are focusing on our competitive strengths. Such strengths include our advanced module and system technologies as well as our differentiated, vertically-integrated business model that enables us to provide utility-scale PV solar energy solutions to key geographic markets with immediate electricity needs.

Worldwide solar markets continue to develop, in part aided by demand elasticity resulting from declining industry average selling prices, both at the module and system level, which make solar power more affordable to new markets, and we have continued to develop our localized presence and expertise in such markets. We are developing, constructing, or operating multiple solar projects around the world, many of which are the largest or among the largest in their regions. In North America, we continue to execute on our advanced-stage utility-scale project pipeline, which includes the construction of some of the world’s largest PV solar power systems. We expect a substantial portion of our consolidated net sales, operating income, and cash flows through the end of 2016 to be derived from these projects. We continue to advance the development and selling efforts for the other projects included in our advanced-stage utility-scale project pipeline and also continue to develop our early-to-mid stage project pipeline and evaluate acquisitions of projects to continue to add to our advanced-stage utility-scale project pipeline.

Lower industry module and system pricing, while currently challenging for certain solar manufacturers (particularly manufacturers with high cost structures), is expected to continue to contribute to global market diversification and volume elasticity. Over time, declining average selling prices are consistent with the erosion of one of the primary historical constraints to widespread solar market penetration, its affordability. In the near term, however, declining average selling prices could adversely affect our results of operations. If competitors reduce pricing to levels below their costs, bid aggressively low prices for power purchase agreements (“PPAs”) and EPC agreements, or are able to operate at negative or minimal operating margins for sustained periods of time, our results of operations could be further adversely affected. We continue to mitigate this uncertainty in part by executing on and building our advanced-stage utility-scale systems pipeline, executing on our module efficiency improvement and BoS cost reduction roadmaps, adjusting our production plans and capacity utilization, and continuing the development of key geographic markets.

We continue to face intense competition from manufacturers of crystalline silicon solar modules and other types of solar modules and PV solar power systems. Solar module manufacturers compete with one another in several product performance attributes, including conversion efficiency, energy density, reliability, and selling price per watt, and, with respect to PV solar power systems, net present value, return on equity, and levelized cost of electricity (“LCOE”), meaning the net present value of total life cycle costs of the PV solar power system divided by the quantity of energy which is expected to be produced over the system’s life.

We believe we are among the lowest cost PV module manufacturers in the solar industry on a module cost per watt basis, based on publicly available information. This cost competitiveness is reflected in the price at which we sell our modules and fully integrated PV solar power systems and enables our systems to compete favorably. Our cost competitiveness is based in large part on our module conversion efficiency, proprietary manufacturing technology (which enables us to produce a cadmium telluride (“CdTe”) module in less than 2.5 hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), our scale, and our operational excellence. In addition, our CdTe modules use approximately 1-2% of the amount of the semiconductor material that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels. Polysilicon costs have had periods of decline over the past several years, contributing to a decline in our relative manufacturing cost competitiveness over traditional crystalline silicon module manufacturers. Given the smaller size (sometimes referred to as form factor) of our CdTe modules compared to certain types of crystalline silicon modules, we may incur higher BoS costs associated with systems using our modules. Thus, to compete effectively on an LCOE basis, our modules may need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules with larger form factors. BoS costs represent a significant portion of the costs associated with the construction of a typical utility-scale PV solar power system.

In terms of energy density, in many climates, our CdTe modules can provide an energy yield advantage over conventional crystalline silicon solar modules with an equivalent power rating. For example, in humid climates, our CdTe modules provide a superior spectral response, and in hot climates, our CdTe modules provide a superior temperature coefficient. As a result, at temperatures above 25°C (standard test conditions), our CdTe modules produce more energy than competing conventional crystalline silicon solar modules with an equivalent power rating. This performance advantage provides stronger system performance in high temperature climates, which is particularly advantageous as the vast majority of a system’s generation, on average (in typical hot climates), occurs when module temperatures are above 25°C. As a result, our PV solar power systems can produce more annual energy at a lower LCOE than competing systems with the same nameplate capacity.

While our modules and PV solar power systems are generally competitive in cost, reliability, and performance attributes, there can be no guarantee such competitiveness will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in additional margin compression, further declines in the average selling prices of our modules and systems, erosion in our market share for modules and systems, decreases in the rate of net sales growth, and/or declines in overall net sales. We continue to focus on enhancing the competitiveness of our solar modules and PV solar power systems by accelerating progress along our module efficiency improvement and BoS cost reduction roadmaps, continuing to make technological advances at the systems level, leveraging volume procurement around standardized hardware platforms, using innovative installation techniques and know how, and accelerating installation times to reduce labor costs.

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

Certain Trends and Uncertainties

We believe that our operations may be favorably or unfavorably impacted by the following trends and uncertainties that may affect our financial condition and results of operations. See Part I, Item 1A: “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015, subsequent Quarterly Reports on Form 10-Q, and the risks described elsewhere in this report (the “Risk Factors”) for a discussion of other risks that may affect our financial condition and results of operations.

Long Term Strategic Plan, Vision 2020

Our Long Term Strategic Plan, Vision 2020 (“Long Term Strategic Plan”) is a long-term roadmap to achieve our growth objectives and our technology and cost leadership goals. In executing our Long Term Strategic Plan, we are focusing on providing PV solar energy solutions using our modules to key geographic markets that we believe have a compelling need for mass-scale PV electricity, including markets throughout the Americas, Asia, the Middle East, and Africa. As part of our Long Term Strategic Plan, we are focusing on opportunities in which our PV solar energy solutions can compete directly with fossil fuel offerings on an LCOE or similar basis, or complement such fossil fuel electricity offerings. Execution of the Long Term Strategic Plan entails a prioritization of market opportunities worldwide relative to our core strengths and a corresponding allocation of resources around the globe. This prioritization involves a focus on our core utility-scale offerings and exists within a current market environment of increasing attention being given to rooftop and distributed generation solar, particularly in the U.S. While it is unclear how rooftop and distributed generation solar might impact our core utility utility-scale offerings in the next several years, we believe that utility-scale solar will continue to be a compelling solar offering for companies with technology and cost leadership and will continue to represent an increasing portion of the overall electricity generation mix.

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

Joint ventures or other strategic arrangements with partners are a key part of our Long Term Strategic Plan, and we generally use such arrangements to expedite our penetration of various key markets and establish relationships with potential customers and policymakers. We also enter into joint ventures or strategic arrangements with customers or other entities to maximize the value of particular projects. Some of these arrangements involve and are expected in the future to involve significant investments or other allocations of capital. We continue to develop relationships with policymakers, regulators, and end customers in these strategic markets with a view to creating opportunities for utility-scale PV solar power systems. We sell such systems directly to end customers, including utilities, independent power producers, commercial and industrial companies, and other system owners. Depending on the market opportunity, our sales offerings may range from module-only sales, to module sales with a range of development, EPC services, and other solutions, to full turn-key PV solar power system sales. We expect these sales offerings to continue to evolve over time as we work with our customers to optimize how our PV solar energy solutions can best meet our customers’ energy and economic needs.

In order to create or maintain a market position in certain strategically targeted markets, our offerings from time to time may need to be competitively priced at levels associated with minimal gross profit margins, which may adversely affect our results of operations. We expect the profitability associated with our various sales offerings to vary from one another over time, and possibly vary from our internal long-range profitability expectations and targets, depending on the market opportunity and the relative competitiveness of our offerings compared with other energy solutions, fossil fuel-based or otherwise, that are available to potential customers. In addition, as we execute on our Long Term Strategic Plan, we will continue to monitor and adapt to any changing dynamics in the market set of potential buyers of solar project assets. Market environments with few potential project buyers and a higher cost of capital would generally exert downward pressure on the potential revenue from the uncontracted solar project assets we are developing, whereas, conversely, market environments with many potential project buyers and a lower cost of capital would likely have a favorable impact on the potential revenue from such uncontracted solar project assets.

We expect to use our working capital, the availability under our Revolving Credit Facility, or limited-recourse project financing to finance the construction of certain PV solar power systems for strategic purposes or to maximize the value of such systems at the time of sale. From time to time, we may temporarily own and operate certain PV solar power systems, often with the intention to sell at a later date. We may also elect to construct and temporarily retain ownership interests in systems for which there is no PPA with an off-taker, such as a utility, but rather an intent to sell the electricity produced by the system on an open contract basis until the system is sold. We also continue to assess and pursue business arrangements that provide access to a lower cost of capital and optimize the value of our projects. Business arrangements that provide a competitive cost of capital and other benefits relating to the project sales process, such as our recently formed YieldCo (as described below and under the heading “Liquidity and Capital Resources”), have been used increasingly by renewable energy companies. Additionally, our joint ventures and other business arrangements with strategic partners have and may in the future result in us temporarily retaining a noncontrolling ownership interest in the underlying systems projects we develop, supply modules to, or construct potentially for a period of up to several years. Such business arrangements could become increasingly important to our competitive profile in markets globally, including North America. In each of the above mentioned examples, we may retain such ownership interests in a consolidated or unconsolidated separate entity.

8point3 Energy Partners LP

As previously disclosed in a Current Report on Form 8-K filed with the SEC on June 30, 2015, 8point3 Energy Partners LP (the “Partnership”), a limited partnership formed by First Solar and SunPower Corporation (the “Sponsors”), completed its initial public offering (the “IPO”) in June 2015. As part of the IPO, we contributed various projects to a subsidiary of the Partnership in exchange for a 31% interest in the entity. We also received a distribution of $283.7 million following the IPO. The Partnership owns, operates, and is expected to acquire additional solar energy generation projects from the Sponsors and is expected to provide a competitive cost of capital and greater predictability in the project sales process. The Partnership’s initial project portfolio includes interests in more than 0.4 GW of various solar energy generation projects, and the Partnership also has rights of first offer on interests in over 1.1 GW of additional solar energy generation projects that are currently contracted or are expected to be contracted prior to being sold by the Sponsors. For additional information, see “Note 9. Investments in Unconsolidated Affiliates and Joint Ventures — 8point3 Energy Partners LP” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Construction of Some of the World’s Largest PV Solar Power Systems

We continue to execute on our advanced-stage utility-scale project pipeline and expect a substantial portion of our consolidated net sales, operating income, and cash flows through 2016 to be derived from several large projects in this pipeline, including the following contracted projects which will be among the world’s largest PV solar power systems: the 300 MW Desert Stateline project, located in San Bernardino County, California; the 250 MW McCoy Solar Energy Project, located in Riverside County, California; the 250 MW Silver State South project, located in Clark County, Nevada; the 175 MW Astoria Project, located in Kern County, California; and the 150 MW Imperial Solar Energy Center West project, located in Imperial County, California. Our advanced-stage utility-scale project pipeline also includes the following projects which are not yet sold or contracted: the 280 MW California Flats project, located in Monterey County, California; the 250 MW Moapa project, located in Clark County, Nevada; the 150 MW Rosamond project located in Kern County, California; the 150 MW Sun Streams project, located in Maricopa County, Arizona; and the 141 MW Luz del Norte project located near Copiapó, Chile. Please see the tables under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Systems Project Pipeline” for additional information about these and other projects within our systems business advanced-stage project pipeline. The construction progress of these projects is subject to risks and delays as described in the Risk Factors. Revenue recognition for these and other systems projects is in many cases not linear in nature due to the timing of when all revenue recognition criteria are met, and consequently, period-over-period comparisons of results of operations may not be meaningful. Expected revenue from projects without a PPA, for which electricity will be sold on an open contract basis, may be subject to greater variability and uncertainty based on market factors compared to projects with a PPA.

As we progress towards substantial completion of these large projects, we may have a meaningful portion of our net sales, operating income, and cash flows come from opportunities outside of North America, pursuant to our Long Term Strategic Plan; however, the North American market is expected to continue to represent a meaningful portion of our operating results. Notwithstanding this expectation, the relative influence of the North American market on our overall financial performance may be adversely impacted by upcoming changes to the 30% U.S. federal income tax credit, which is currently scheduled to step down to 10% at the end of 2016. In addition, the economics for many of the large projects listed above would be adversely impacted if construction of such projects is not completed by the end of 2016, or the then-applicable U.S. federal income tax credit deadline. Any such construction delays within our control could result in the payment of liquidated damages, violations of applicable PPA sunset dates, or other negative impacts to our operating results.

Systems Project Pipeline

The following tables summarize, as of November 9, 2015, our approximately 3.7 GW systems business advanced-stage project pipeline. As of September 30, 2015, for the Projects Sold/Under Contract in our advanced-stage project pipeline of approximately 1.6 GW, we have recognized revenue with respect to the equivalent of approximately 0.6 GW. Such MW equivalent amount refers to the ratio of revenue recognized for the Projects Sold/Under Contract in our advanced-stage project pipeline compared to total contracted revenue for such projects, multiplied by the total MW for such projects. The remaining revenue to be recognized subsequent to September 30, 2015 for the Projects Sold/Under Contract in our advanced-stage project pipeline is expected to be approximately $2.5 billion. The majority of such amount is expected to be recognized as revenue through the later of the substantial completion or project closing dates of the Projects Sold/Under Contract. The remaining revenue to be recognized does not have a direct correlation to expected remaining module shipments for such Projects Sold/Under Contract as expected module shipments do not represent total systems revenues and do not consider the timing of when all revenue recognition criteria are met, including the timing of module installation. The actual volume of modules installed in our Projects Sold/Under Contract will be greater than the Project Size in MW AC as module volumes required for a project are based upon MW DC, which will be greater than the MW AC size pursuant to a DC-AC ratio typically ranging from 1.2 to 1.3. Such ratio varies across different projects due to various system design factors. Projects are removed from our advanced-stage project pipeline tables below once we have substantially completed construction and after substantially all revenue has been recognized. Projects or portions of projects may also be removed from the tables below in the event an EPC-contracted or partner-developed project does not get permitting or financing or an unsold or uncontracted project does not get sold or contracted due to the changing economics of the project or other factors.

We continually seek to make additions to our advanced-stage project pipeline. We are actively developing our early to mid-stage project pipeline in order to secure PPAs and are also pursuing opportunities to acquire advanced-stage projects, which already have PPAs in place. New additions to our project pipeline during the period from August 5, 2015 to November 9, 2015 included 250 MW AC of solar power projects in California, a 150 MW AC solar power project in Arizona, a 119 MW AC solar power project in Texas, and a 100 MW AC solar power project in Nevada.

Projects Sold/Under Contract
(Includes uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements, including partner developed projects that we will be or are constructing.)

					As of September 30, 2015
Project/Location	Project Size in MW AC (1)	PPA Contracted Partner	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed By	Percentage Complete	Percentage of Revenue Recognized
Stateline, California	300	SCE	Southern Company (2)	2016	46%	45%
McCoy, California	250	SCE	NextEra	2016	50%	50%
Silver State South, Nevada	250	SCE	NextEra	2016	46%	41%
Astoria, California	175	(3)	Recurrent	2016	7%	5%
Imperial Energy Center West, California	150	SDG&E	Tenaska	2016	81%	81%
Taylor, Georgia	147	(4)	Southern Company	2016	1%	—%
Butler, Georgia	103	Georgia Power	Southern Company	2016	1%	—%
Decatur Parkway Solar, Georgia	83	Georgia Power	Southern Company	2015	79%	79%
Shams Ma’an, Jordan	53	NEPCO (5)	(3)	2016	7%	—%
Seville, California	52	Seville Solar	Seville Solar	2015	41%	41%
Elm City, North Carolina	40	UOG (6)	Duke	2015	29%	29%
Terra Solar, Honduras	26	ENEE (7)	Grupo Terra	2015	96%	96%
Total	1,629

Projects with Executed PPA Not Sold/Not Contracted

Project/Location	Fully Permitted	Project Size in MW AC (1)	PPA Contracted Partner	Expected or Actual Substantial Completion Year	Percentage Complete as of September 30, 2015
Tribal Solar	No	310	SCE	2019	1%
California Flats, California	No	280	PG&E/Apple Inc. (8)	2018 (9)	8%
Moapa, Nevada	Yes	250	LADWP	2015/2016	67%
India (Multiple Locations)	No	190	TSSPDCL / APSPDCL (10)	2015/2016	15%
Rosamond, California	Yes	150	(3)	2019	7%
Sun Streams, Arizona	Yes	150	(3)	2019	2%
Luz del Norte, Chile	Yes	141	(11)	2015	93%
East Pecos Solar, Texas	No	119	Austin Energy	2016	1%
Willow Springs, California	No	100	(3)	2019	7%
Sunshine Valley, Nevada	Yes	100	(3)	2019	1%
Playa Solar 2, Nevada	No	100	Nevada Power Company	2016	5%
Japan	Yes	57	(3)	2017/2018	3%
Cuyama, California	Yes	40	PG&E	2016 (9)	18%
Kingbird, California	Yes	40	SCPPA (12)/ City of Pasadena	2015	40%
Turkey (Multiple Locations)	No	31	(13)	2018	3%
Portal Ridge, California	Yes	31	PG&E/SCE (14)	2016	12%
Total		2,089

(1)
The volume of modules installed in MW DC (“direct current”) will be higher than the MW AC (“alternating current”) size pursuant to a DC-AC ratio typically ranging from 1.2 to 1.3; such ratio varies across different projects due to various system design factors

(2)	Controlling interest in the project sold to Southern Company in August 2015

(3)	Contracted but not specified

(4)	PPA contracted partners include Cobb Electric Membership Corporation, Flint Electric Membership Corporation, and Sawnee Electric Membership Corporation

(5)	NEPCO is defined as National Electric Power Company, the country of Jordan’s regulatory authority for power generation and distribution and a consortium of investors

(6)	UOG is defined as Utility Owned Generation

(7)	ENEE is defined as Empresa Nacional de Energía Eléctrica

(8)	PG&E 150 MW AC and Apple Inc. 130 MW AC

(9)	PG&E PPA term begins in 2019

(10)
TSSPDCL is defined as Southern Power Distribution Company of Telangana State Ltd and consists of 110 MW AC of projects with expected completion in 2015 and 2016; and APSPDCL is defined as Andhra Pradesh Southern Power Distribution Company Ltd and consists of 80 MW AC of projects with expected completion in 2016

(11)	No PPA - Electricity to be sold on an open contract basis

(12)	SCPPA is defined as Southern California Public Power Authority; SCPPA 20 MW AC and City of Pasadena 20 MW AC

(13)	Electricity expected to be sold under feed-in-tariff structure for ten years, pending acquisition of certain licenses

(14)	PG&E 11 MW AC and SCE 20 MW AC

Results of Operations

We are revising our previously issued financial statements for periods presented in this Quarterly Report on Form 10-Q to properly record a liability associated with an uncertain tax position related to income of a foreign subsidiary. Additional revisions were made for previously identified errors that were corrected in a period subsequent to the period in which the error originated. All financial information presented herein was revised to reflect the correction of these errors. See “Note 1. Basis of Presentation — Revision of Previously Issued Financial Statements” to our condensed consolidated financial statements for additional information.

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.9%	78.7%	73.9%	78.3%
Gross profit	38.1%	21.3%	26.1%	21.7%
Research and development	2.3%	4.2%	3.6%	4.6%
Selling, general and administrative	4.2%	7.5%	7.3%	7.7%
Production start-up	0.3%	0.2%	0.6%	0.1%
Operating income	31.3%	9.4%	14.6%	9.3%
Foreign currency (loss) gain, net	(0.1)%	0.1%	(0.2)%	—%
Interest income	0.4%	0.5%	0.6%	0.6%
Interest expense, net	(0.1)%	—%	(0.1)%	(0.1)%
Other expense, net	(0.1)%	(0.2)%	(0.1)%	(0.2)%
Income tax (expense) benefit	(3.8)%	0.8%	(0.3)%	(0.9)%
Equity in earnings of unconsolidated affiliates, net of tax	—%	(0.5)%	0.1%	(0.3)%
Net income	27.5%	10.1%	14.5%	8.5%

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

Product Revenue

The following table sets forth the total amounts of solar module and solar power system net sales for the three and nine months ended September 30, 2015 and 2014. For the purpose of the following table, (i) solar module revenue is composed of total net sales from the sale of solar modules to third parties, and (ii) solar power system revenue is composed of total net sales from the sale of PV solar power systems and related services and solutions including the solar modules installed in the systems we develop and construct along with revenue generated from such systems (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Three Month Change		2015	2014	Nine Month Change
Solar module revenue	$60,836	$42,889	$17,947	42%	$180,792	$149,287	$31,505	21%
Solar power system revenue	1,210,409	847,399	363,010	43%	2,455,879	2,233,907	221,972	10%
Net sales	$1,271,245	$890,288	$380,957	43%	$2,636,671	$2,383,194	$253,477	11%

Solar module revenue to third parties increased $17.9 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to a 30% increase in the volume of watts sold and a 9% increase in the average selling price per watt.

Solar power system revenue increased $363.0 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the number and size of projects under construction between these periods as well as the timing of when all revenue recognition criteria were met. Specifically, the increase was driven by the sale of a majority interest in the partially constructed Desert Stateline project along with higher revenue from our Silver State South, McCoy, and Imperial Energy Center West projects, which commenced construction in late 2014 and 2015. These increases were partially offset by lower revenue from the completion, or substantial completion, of our Desert Sunlight and Topaz projects in 2014. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Systems Project Pipeline” for the percentage complete and percentage of revenue recognized for current projects.

Solar module revenue to third parties increased $31.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as a result of a 33% increase in the volume of watts sold, partially offset by a 9% decrease in the average selling price per watt.

Solar power system revenue increased $222.0 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the number and size of projects under construction between these periods as well as the timing of when all revenue recognition criteria were met. Specifically, the increase was driven by the sale of majority interests in the partially constructed Desert Stateline project and North Star project along with higher revenue from our Silver State South, McCoy, and Imperial Energy Center West projects, which commenced construction in late 2014 and 2015. These increases were partially offset by lower revenue from the completion, or substantial completion, of our Desert Sunlight, Topaz, and Campo Verde projects in 2014. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Systems Project Pipeline” for the percentage complete and percentage of revenue recognized for current projects.

Three and Nine Months Ended September 30, 2015 and 2014

Net sales

Components Business

We generally price and sell our solar modules per watt of name plate power. During the three and nine months ended September 30, 2015, a significant portion of net sales from the components business related to modules included in our PV solar power systems described below under “Net sales — Systems Business.” Other than the modules included in our systems, we sold the majority of our solar modules to integrators and operators of systems in India, Great Britain, and Israel.

From time to time, we enter into module sales agreements with customers worldwide for specific projects or volumes of modules. Such agreements are generally short-term in nature. During the three and nine months ended September 30, 2015, 41% and 23%, respectively, of our components business net sales, excluding modules installed in our PV solar power systems, were denominated in British pounds and Euros and were subject to fluctuations in the exchange rate between such currencies and the U.S. dollar. During the three and nine months ended September 30, 2014, 70% and 65%, respectively, of our components business net sales, excluding modules installed in our PV solar power systems, were denominated in Euros and were subject to fluctuations in the exchange rate between the Euro and U.S. dollar.

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

Systems Business

Through our fully integrated systems business, we provide a complete turn-key PV solar power system solution using our solar modules, which may include project development, EPC services, O&M services, and project finance expertise. Additionally, we may temporarily own and operate certain PV solar power systems, which are also included within our systems business. We typically use the percentage-of-completion method using actual costs incurred over total estimated costs to construct a project (including module costs) as our standard accounting policy and apply this method after all revenue recognition criteria have been met. There are also instances in which we recognize revenue after a project has been completed, primarily due to a project not being sold prior to completion or because all revenue recognition criteria are not met until the project is completed. Our revenue recognition policies for the systems business are described in further detail in Note 2. “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The following table shows net sales by reportable segment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Nine Month Change
Components	$441,530	$289,327	$152,203	53%	$988,591	$800,246	$188,345	24%
Systems	829,715	600,961	228,754	38%	1,648,080	1,582,948	65,132	4%
Net sales	$1,271,245	$890,288	$380,957	43%	$2,636,671	$2,383,194	$253,477	11%

Net sales from our components segment, which includes solar modules used in our systems projects, increased $152.2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to a 57% increase in the volume of watts sold, partially offset by a 3% decrease in the average selling price per watt. Net sales from our systems segment, which excludes solar modules used in our systems projects, increased by $228.8 million, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the sale of a majority interest in the partially constructed Desert Stateline project along with higher revenue from our Silver State South, McCoy, and Imperial Energy Center West projects, which commenced construction in late 2014 and 2015. These increases were partially offset by lower revenue from the completion, or substantial completion, of our Desert Sunlight and Topaz projects in 2014.

Net sales from our components segment, which includes solar modules used in our systems projects, increased $188.3 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily as a result of a 33% increase in the volume of watts sold, partially offset by a 7% decrease in the average selling price per watt. Net sales from our systems segment, which excludes solar modules used in our systems projects, increased by $65.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the sale of majority interests in the partially constructed Desert Stateline project and North Star project along with higher revenue from our Silver State South, McCoy, and Imperial Energy Center West projects, which commenced construction in late 2014 and 2015. These increases were partially offset by lower revenue from the completion, or substantial completion, of our Desert Sunlight, Topaz, and Campo Verde projects in 2014.

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

The following table shows cost of sales by reportable segment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Nine Month Change
Components	$275,533	$262,928	$12,605	5%	$745,369	$748,073	$(2,704)	—%
Systems	511,347	437,958	73,389	17%	1,203,473	1,118,562	84,911	8%
Total cost of sales	$786,880	$700,886	$85,994	12%	$1,948,842	$1,866,635	$82,207	4%
% of net sales	61.9%	78.7%			73.9%	78.3%

Our cost of sales increased $86.0 million, or 12%, and decreased 16.8 percentage points as a percentage of net sales for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in cost of sales was driven by a $73.4 million increase in our systems segment cost of sales due to a higher volume of net sales, partially offset by a mix of higher gross profit systems projects sold and under construction during the period. Our components segment cost of sales increased by $12.6 million primarily as a result of the following:

•	Higher costs of $136.2 million associated with the increased volume of modules sold as part of our systems business projects; partially offset by

•
A reduction in our module collection and recycling obligation of $69.7 million resulting from the implementation of advanced recycling technologies, which significantly increased the throughput of modules able to be recycled at a point in time, along with other material and labor cost reductions;

•	Continued manufacturing cost reductions of $29.3 million; and

•
Lower underutilization penalties of $16.6 million due to the improved capacity utilization of our manufacturing facilities. During the three months ended September 30, 2015, we ran our factories at approximately 94% capacity utilization, which represented a 17.0 percentage point increase from the three months ended September 30, 2014.

Our cost of sales increased $82.2 million and decreased 4.4 percentage points as a percentage of net sales for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in cost of sales was driven by an $84.9 million increase in our systems segment cost of sales primarily due to a higher volume of net sales and a mix of lower gross profit systems projects sold or under construction during the period. Our components segment cost of sales decreased $2.7 million primarily as the result of the following:

•	Continued manufacturing cost reductions of $97.9 million;

•	A reduction in our module collection and recycling obligation of $69.7 million resulting from the implementation of advanced recycling technologies as discussed above;

•
Lower underutilization penalties of $49.7 million due to the improved capacity utilization of our manufacturing facilities. During the nine months ended September 30, 2015, we ran our factories at approximately 88% capacity utilization, which represented a 7.0 percentage point increase from the nine months ended September 30, 2014; and

•	Lower inventory write-downs of $10.6 million; partially offset by

•	Higher costs of $224.7 million associated with the increased volume of modules sold as part of our systems business projects.

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

The following table shows gross profit for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Nine Month Change
Gross profit	$484,365	$189,402	$294,963	156%	$687,829	$516,559	$171,270	33%
% of net sales	38.1%	21.3%			26.1%	21.7%

Gross profit increased 16.8 percentage points to 38.1% during the three months ended September 30, 2015 from 21.3% during the three months ended September 30, 2014, primarily as a result of a mix of higher gross profit systems projects sold and under construction during the period and the reduction in our module collection and recycling obligation. Gross profit increased 4.4 percentage points to 26.1% during the nine months ended September 30, 2015 from 21.7% during the nine months ended September 30, 2014, primarily due to the reduction in our module collection and recycling obligation and improved utilization of our manufacturing assets.

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

The following table shows research and development expense for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Nine Month Change
Research and development	$29,630	$37,593	$(7,963)	(21)%	$93,865	$109,025	$(15,160)	(14)%
% of net sales	2.3%	4.2%			3.6%	4.6%

The decrease in research and development expense for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 was primarily due to reduced material and module testing costs associated with the development of next-generation CdTe solar modules and lower costs for outside services. These decreases were partially offset by higher employee compensation expense.

During the three months ended September 30, 2015, we increased the average conversion efficiency of our CdTe solar modules to 15.8% compared to 14.2% for the three months ended September 30, 2014. During the nine months ended September 30, 2015, the average conversion efficiency of our CdTe solar modules increased to 15.3% compared to 13.9% for the nine months ended September 30, 2014.

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

The following table shows selling, general and administrative expense for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Nine Month Change
Selling, general and administrative	$53,716	$66,528	$(12,812)	(19)%	$192,305	$182,859	$9,446	5%
% of net sales	4.2%	7.5%			7.3%	7.7%

Our selling, general and administrative expense for the three months ended September 30, 2015 decreased compared to the three months ended September 30, 2014. This decrease was primarily driven by lower accretion expense associated with the reduction in our module collection and recycling obligation and lower development expenses related to our expansion into key geographic markets, partially offset by higher employee compensation expense.

Our selling, general and administrative expense for the nine months ended September 30, 2015 increased compared to the nine months ended September 30, 2014. This increase was mainly attributable to higher employee compensation expense and higher professional fees associated with the initial public offering of 8point3 Energy Partners LP, partially offset by lower accretion expense associated with the reduction in our module collection and recycling obligation and lower development expense related to our expansion into key geographic markets.

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

The following table shows production start-up expense for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Nine Month Change
Production start-up	$3,198	$1,406	$1,792	127%	$16,818	$1,897	$14,921	787%
% of net sales	0.3%	0.2%			0.6%	0.1%

During the three and nine months ended September 30, 2015, we incurred $1.7 million and $13.3 million, respectively, of production start-up expense related to the commencement of our TetraSun operations at our manufacturing facility in Kulim, Malaysia. Our TetraSun operations involve the manufacturing of crystalline silicon solar modules with proprietary high-power density, mono-crystalline technology. These production start-up activities commenced during the three months ended September 30, 2014. During the three months ended September 30, 2015, we also incurred $1.5 million of production start-up expense related to a back-end manufacturing line at our facility in Perrysburg, Ohio.

Foreign currency (loss) gain, net

Foreign currency (loss) gain, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Nine Month Change
Foreign currency (loss) gain, net	$(1,803)	$905	$(2,708)	299%	$(4,981)	$(192)	$(4,789)	2,494%

Foreign currency loss increased during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. The increase during both the three and nine months ended September 30, 2015 was primarily due to differences between our economic hedge positions and the underlying exposures along with changes in associated foreign currency rates, which included the strengthening of the U.S dollar relative to certain foreign currencies.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, and restricted cash and investments. Interest income also includes interest earned from notes receivable and late customer payments.

The following table shows interest income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Nine Month Change
Interest income	$5,322	$4,297	$1,025	24%	$16,444	$13,151	$3,293	25%

Interest income for the three and nine months ended September 30, 2015 increased compared to the three and nine months ended September 30, 2014 primarily as a result of higher average balances of notes receivable due from affiliates.

Interest expense, net

Interest expense is incurred on various debt financings. We capitalize interest expense into our project assets or property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Nine Month Change
Interest expense, net	$(1,775)	$(89)	$(1,686)	1,894%	$(2,795)	$(1,429)	$(1,366)	96%

Interest expense, net of amounts capitalized, for the three and nine months ended September 30, 2015 increased compared with the three and nine months ended September 30, 2014 primarily as a result of higher levels of project specific debt financings.

Other expense, net

Other expense, net is primarily comprised of miscellaneous items, amounts excluded from hedge effectiveness, and realized gains/losses on the sale of marketable securities.

The following table shows other expense, net for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Nine Month Change
Other expense, net	$(1,678)	$(1,758)	$80	(5)%	$(3,729)	$(4,698)	$969	(21)%

Other expense, net for the three and nine months ended September 30, 2015 was consistent with the three and nine months ended September 30, 2014, respectively.

Income before taxes and equity in (loss) earnings of unconsolidated affiliates

The following table shows income before taxes and equity in earnings of unconsolidated affiliates for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Nine Month Change
Components	$137,878	$(22,170)	$160,048	722%	$116,877	$(96,694)	$213,571	221%
Systems	260,009	109,400	150,609	138%	272,903	326,304	(53,401)	(16)%
Total income before taxes	$397,887	$87,230	$310,657	356%	$389,780	$229,610	$160,170	70%

Components segment income before taxes increased for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 primarily due to the increase in net sales, the reduction in our module collection and recycling obligation, and improved utilization of our manufacturing assets. Systems segment income before taxes for the three months ended September 30, 2015 increased compared to the three months ended September 30, 2014 primarily as a result of higher net sales and a mix of higher gross profit systems projects sold and under construction during the period. Systems segment income before taxes for the nine months ended September 30, 2015 decreased compared to the nine months ended September 30, 2014 primarily due to a mix of lower gross profit systems projects sold or under construction during the period and higher selling, general and administrative expense.

Income tax (expense) benefit

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

The following table shows consolidated income tax (expense) benefit for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Nine Month Change
Income tax (expense)benefit	$(48,454)	$6,948	$(55,402)	797%	$(9,134)	$(20,643)	$11,509	(56)%
Effective tax rate	12.2%	(8.0)%			2.3%	9.0%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Income tax expense increased by $55.4 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to an increase in pre-tax book income and a lower benefit from the expiration of the statute of limitations on uncertain tax positions.

Income tax expense decreased by $11.5 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as a result of a $30.3 million net discrete tax benefit associated with the receipt of a private letter ruling during the period and a higher percentage of profits earned in lower tax jurisdictions.

Equity in earnings of unconsolidated affiliates, net of tax

Equity in earnings of unconsolidated affiliates, net of tax, represents our proportionate share of the earnings of unconsolidated affiliates with whom we have made equity method investments.

The following table shows equity in earnings of unconsolidated affiliates, net of tax, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Three Month Change		2015	2014	Nine Month Change
Equity in earnings of unconsolidated affiliates, net of tax	(115)	(4,345)	$4,230	97%	1,640	(6,321)	7,961	126%

Equity in earnings of unconsolidated affiliates, net of tax, for the three months ended September 30, 2015 increased compared to the three months ended September 30, 2014 primarily due to the impairment of an investment during the three months ended September 30, 2014. Equity in earnings of unconsolidated affiliates, net of tax, for the nine months ended September 30, 2015 increased compared to the nine months ended September 30, 2014 primarily as a result of our investments in SG2 Holdings, LLC and 8point3 Operating Company, LLC along with the impairments of certain investments during the nine months ended September 30, 2014.

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

For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2015.

Recent Accounting Pronouncements

See Note 3. “Recent Accounting Pronouncements” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of September 30, 2015, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities including the contracted portion of our advanced-stage project pipeline, availability under our Revolving Credit Facility considering minimum liquidity covenant requirements, and access to the capital markets will be sufficient to meet our working capital, systems project investment, and capital expenditure needs for at least the next 12 months. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. Additionally, we have an active shelf registration statement filed with the SEC for the issuance of debt or equity securities if needed.

We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, capital expenditures, and discretionary strategic spending. In the future, we may also engage in additional debt or equity financings, including project specific debt financings. We believe that when necessary, we will have adequate access to the capital markets, although our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to industry-wide or company-specific concerns. Such financings could result in increased debt service expenses or dilution to our existing stockholders.

As of September 30, 2015, we had $1.8 billion in cash, cash equivalents, and marketable securities compared to $2.0 billion as of December 31, 2014. Cash, cash equivalents, and marketable securities as of September 30, 2015 decreased primarily as a result of financing the construction of certain solar power projects. As of September 30, 2015 and December 31, 2014, $1.4 billion of our cash, cash equivalents, and marketable securities were held by foreign subsidiaries and were generally based in U.S. dollar and Euro denominated holdings. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Our expanding systems business requires liquidity and is expected to continue to have significant liquidity requirements in the future. The net amount of our project assets, deferred project costs, billings in excess of costs and estimated earnings, and payments and billings for deferred project costs, which approximates our net capital investment in the development and construction of PV solar power systems as of September 30, 2015 was $1.0 billion. Solar power project development and construction cycles, which span the time between the identification of a site location to the commercial operation of a PV solar power system, vary substantially and can take many years to mature. As a result of these long project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such projects. These up-front investments may include using our working capital, the availability under our Revolving Credit Facility, or entering into project financing arrangements to finance the construction of our systems projects. For example, we may have to substantially complete the construction of a systems project before such project is sold. Delays in construction progress or in completing the sale of our systems projects that we are self-financing may also impact our liquidity. We have historically financed these up-front systems project investments primarily using working capital. In certain circumstances, we may need to finance construction costs exclusively using working capital, if project financing becomes unavailable due to market-wide, regional, or other concerns.

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

Additionally, we may elect to retain ownership of certain systems projects until substantial completion or after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a systems project at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of PV solar power system ownership, we may instead elect to temporarily own and operate such systems project until such time that we can sell a project on economically attractive terms. As with traditional electricity generating assets, the selling price of a PV solar power system could be higher at or post-completion to reflect the elimination of construction and performance risk and other uncertainties. The decision to retain ownership of a system impacts liquidity depending upon the size and cost of the project. We may elect to enter into temporary or long-term project financing to reduce the impact on our liquidity and working capital. We also formed a limited partnership YieldCo vehicle described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Trends and Uncertainties — 8point3 Energy Partners LP” and may consider entering into tax equity or other arrangements with respect to ownership interests in certain of our projects, which could cause a portion of the economics of such projects to be recognized over time.

The following additional considerations have impacted or are expected to impact our liquidity and capital resources for the remainder of 2015 and beyond:

•
The amount of accounts receivable, unbilled and retainage as of September 30, 2015 was $241.1 million, which included $219.5 million of unbilled amounts. These unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying construction contracts. Such construction costs have been funded with working capital, and the unbilled amounts are expected to be billed and collected from customers during the next 12 months. Once we meet the billing criteria under a construction contract, we bill our customers accordingly and reclassify the accounts receivable, unbilled and retainage to accounts receivable trade, net. The amount of accounts receivable, unbilled and retainage as of September 30, 2015 also included $21.7 million of retainage, which represents the portion of a systems project contract price earned by us for work performed, but held for payment by our customer as a form of security until we reach certain construction milestones. Such retainage amounts relate to construction costs incurred and construction work already performed.

•
The amount of solar module inventory and BoS parts as of September 30, 2015 was $407.9 million. As we continue with the construction of our advanced-stage project pipeline, we must produce solar modules and procure BoS parts in the required volumes to support our planned construction schedules. As part of this construction cycle, we typically must manufacture modules or acquire the necessary BoS parts for construction activities in advance of receiving payment for such materials, which may temporarily reduce our liquidity. Once solar modules and BoS parts are installed in a project, such installed amounts are classified as either project assets, deferred project costs, or cost of sales depending upon whether the project is subject to a definitive sales contract and whether all revenue recognition criteria have been met. Our solar module inventory as of September 30, 2015 is primarily expected to support our systems business with the remaining amounts being used to support expected near term demand for third-party module sales. As of September 30, 2015, approximately $193.3 million, or 64%, of our solar module inventory was either on-site or in-transit to our systems projects. All BoS parts are for our systems business projects.

•
We may commit working capital during the remainder of 2015 and beyond to acquire solar power projects in various stages of development, including advanced-stage projects with PPAs, and to continue developing those projects as necessary. Depending upon the size and stage of development, costs to acquire such solar power projects could be significant. When evaluating project acquisition opportunities, we consider both the strategic and financial benefits of any such acquisitions.

•
Joint ventures or other strategic arrangements with partners are a key part of our strategy. We have initiatives in several markets to expedite our penetration of those markets and establish relationships with potential customers and policymakers. Some of these arrangements involve and are expected to involve significant investments or other allocations of capital that could reduce our liquidity or require us to pursue additional sources of financing, assuming such sources are available to us. Additionally, we have elected and may in the future elect or be required to temporarily retain a noncontrolling ownership interest in certain underlying systems projects we develop, supply modules to, or construct. Any such retained ownership interest is expected to impact our liquidity to the extent we do not obtain new sources of capital to fund such investments.

•
During the remainder of 2015, we expect to spend $35 million to $60 million for capital expenditures, including expenditures for upgrades to existing machinery and equipment, which we believe will further increase our solar module conversion efficiencies.

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

Global sovereign debt problems and their impact on the balance sheets and lending practices of global banks, such as the disruption in the credit markets during and after the 2008 financial crisis, could negatively impact our access to and cost of capital and therefore could have an adverse effect on our business, financial condition, results of operations, and competitive position. Such problems could also similarly affect our customers and therefore limit the demand for our systems projects or solar modules. As of September 30, 2015, our liquidity, marketable securities, and restricted investments have not been materially adversely impacted by the current credit environment, and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the current credit environment.

Cash Flows

The following table summarizes the key cash flow metrics for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(414,016)	$(247,007)
Net cash used in investing activities	(2,405)	(448,798)
Net cash provided by financing activities	142,495	3,590
Effect of exchange rate changes on cash and cash equivalents	(18,425)	(10,334)
Net decrease in cash and cash equivalents	$(292,351)	$(702,549)

Operating Activities

Cash used in operating activities was $414.0 million during the nine months ended September 30, 2015 compared to $247.0 million during the nine months ended September 30, 2014. The increase in cash used in operating activities was primarily due to an increase in project assets and deferred project costs resulting from our financing the construction of certain projects with our working capital and increases in our trade and unbilled accounts receivable.

Investing Activities

Cash used in investing activities was $2.4 million during the nine months ended September 30, 2015 compared to $448.8 million of cash used in investing activities during the nine months ended September 30, 2014. This decrease in cash used in investing activities was attributable to the receipt of $239.0 million from the initial public offering of 8point3 Energy Partners LP, changes in our restricted cash balance during the periods, and lower purchases of property, plant, and equipment. The effects of these items were partially offset by net purchases of marketable securities of $116.0 million during the nine months ended September 30, 2015 compared to $59.3 million during the same period in 2014.

Financing Activities

Cash provided by financing activities was $142.5 million during the nine months ended September 30, 2015 compared to $3.6 million during the nine months ended September 30, 2014. The increase in cash provided by financing activities was primarily attributable to $138.6 million of incremental proceeds from borrowings under our project construction credit facilities in Chile, Japan, and India and $44.7 million of proceeds from the leaseback financing associated with the Maryland Solar project.

Contractual Obligations

Our contractual obligations have not materially changed since the end of 2014 with the exception of additional borrowings under our project construction credit facilities, reductions in our solar module collection and recycling obligations, the leaseback of the Maryland Solar project, and other changes in the ordinary course of business. See Note 11. “Debt” to our condensed consolidated financial statements for information regarding additional borrowings under our project construction credit facilities, Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for information regarding changes in our solar module collection and recycling obligations, and Note 9. “Investments in Unconsolidated Affiliates and Joint Ventures” to our condensed consolidated financial statements for information related to our obligations associated with the leaseback of the Maryland Solar project. See also our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of September 30, 2015, we have no off-balance sheet debt or similar obligations, other than financial assurance related instruments and operating leases, that are not classified as debt. We do not guarantee any third-party debt. See Note 12. “Commitments and Contingencies” for further information about our financial assurance related instruments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously provided under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2015.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition, results of operations, or cash flows. The risks described in such periodic reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition, results of operations, or cash flows. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K or our most recent Quarterly Report on Form 10-Q.

Item 5. Other Information

As previously disclosed in a Quarterly Report on Form 10-Q filed with the SEC on May 4, 2012, the Compensation Committee (the “Committee”) of the Board of Directors of the Company adopted in May 2012 the key senior talent equity performance program (“KSTEPP”), a performance unit program under the Company’s 2010 Omnibus Incentive Compensation Plan that is intended to link the compensation of the Company’s senior executives with the success of our Long Term Strategic Plan. For KSTEPP awards to vest, the Committee must certify that the Company achieved a threshold performance goal, which was the achievement of a specified level of KSTEPP adjusted operating income1 (as provided in the applicable award agreement) for any 12-month period beginning and ending on a calendar quarter (which we refer to as a “rolling annual period”) during the performance period applicable to such awards. The Committee has certified successful achievement of this threshold goal for all KSTEPP participants. In addition, in order for KSTEPP awards to vest in whole or in part, two additional vesting conditions must be satisfied: (i) one third of the KSTEPP may vest (subject to any applicable proration) upon the Company’s achievement in any rolling annual period during the performance period of at least 1.35 gigawatts DC of modules sold in sustainable markets and 13% cash adjusted return on invested capital2 (which we refer to as the “partial vesting condition”) and (ii) the KSTEPP awards may vest in full, reduced by any previously vested portion and subject to any applicable proration, upon the Company’s achievement in any rolling annual period during the performance period of at least 2.8 gigawatts DC of modules sold in sustainable markets and 15% cash adjusted return on invested capital. On November 9, 2015, the Committee certified the Company’s achievement of the partial vesting condition for the rolling annual period ended September 30, 2015. Accordingly, each KSTEPP participant will receive one share of Company common stock for each vested KSTEPP performance unit (which, for participants who incurred a qualifying termination of employment prior to the vesting date, will be prorated in accordance with the applicable award agreements). The specific number of shares to be issued in respect of vested KSTEPP performance units for each executive officer subject to the beneficial ownership reporting requirements of Section 16 of the Exchange Act will be reflected in Form 4 filings made with the SEC in accordance with the applicable rules, and additional Form 4 filings will be made as necessary to reflect shares sold pursuant to previously adopted Rule 10b5-1 trading plans established by the holders (including for the purposes of selling shares to satisfy the tax liability associated with such vesting). Any remaining rights under KSTEPP awards upon achievement of full vesting conditions will be treated in accordance with the terms and conditions of the applicable KSTEPP award.

1 In order to determine “KSTEPP adjusted operating income,” we take the Company’s operating income (as defined by U.S. GAAP) for a rolling annual period during the KSTEPP performance period and adjust for (i) extraordinary, unusual, and nonrecurring items including restructuring expenses and (ii) KSTEPP related share-based compensation expense.

[2] “Cash adjusted return on invested capital” for the Company is calculated as follows (i) “KSTEPP adjusted operating income” as defined above minus income tax expense for such “KSTEPP adjusted operating income” plus depreciation and amortization expense divided by (ii) stockholders’ equity plus debt plus accumulated depreciation minus cash and cash equivalents and marketable securities.

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

FIRST SOLAR, INC.
Date: November 9, 2015	By:	/s/ BRYAN SCHUMAKER
Bryan Schumaker
Chief Accounting Officer