Form 10-Q/A
period 2015-03-31
FIRST SOLAR, INC.
filed 2015-11-20
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A is being filed solely for the purpose of amending Part I, Item 4: "Controls and Procedures" of our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on May 1, 2015 ("the Original Form 10-Q"), to conclude on the effectiveness of our disclosure controls and procedures as of the end of the period.

Items included in the Original Form 10-Q that are not amended by this Form 10-Q/A remain in effect as of the date of the Original Form 10-Q. This amendment does not reflect events occurring after the filing of the Original Form 10-Q, or purport to modify or update those disclosures that may be affected by subsequent events, including without limitation any revision to previously issued financial statements as described in Note 1. "Basis of Presentation — Revision of Previously Issued Financial Statements" of our condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the three months ended September 30, 2015, filed with the SEC on November 9, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2015.

CEO and CFO Certifications

We have attached as exhibits to this Amendment No. 1 to the Quarterly Report on Form 10-Q/A the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Exchange Act. We recommend that this Item 4 be read in conjunction with those certifications for a more complete understanding of the subject matter presented.

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

Item 6. Exhibits

The following exhibits are filed with this Amendment No. 1 to the Quarterly Report on Form 10-Q/A:

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

FIRST SOLAR, INC.
Date: November 20, 2015	By:	/s/ BRYAN SCHUMAKER
Bryan Schumaker
Chief Accounting Officer

4