Form 10-Q/A
period 2015-06-30
FIRST SOLAR, INC.
filed 2015-11-20
CIK 1274494

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A is being filed solely for the purpose of amending Part I, Item 4: "Controls and Procedures" of our Quarterly Report on Form 10-Q for the three months ended June 30, 2015, filed with the Securities and Exchange Commission (the "SEC") on August 5, 2015 ("the Original Form 10-Q"), to conclude on the effectiveness of our disclosure controls and procedures as of the end of the period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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