Form 10-Q
period 2016-03-31
FIRST SOLAR, INC.
filed 2016-04-28
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

As of April 22, 2016, 102,245,107 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$848,484	$469,209
Cost of sales	585,539	430,228
Gross profit	262,945	38,981
Operating expenses:
Research and development	30,187	34,756
Selling, general and administrative	67,503	67,688
Production start-up	—	6,650
Total operating expenses	97,690	109,094
Operating income (loss)	165,255	(70,113)
Foreign currency loss, net	(3,240)	(221)
Interest income	6,406	5,064
Interest expense, net	(4,642)	(194)
Other income (expense), net	35,553	(1,259)
Income (loss) before taxes and equity in earnings of unconsolidated affiliates	199,332	(66,723)
Income tax (expense) benefit	(33,764)	5,980
Equity in earnings of unconsolidated affiliates, net of tax	4,997	(174)
Net income (loss)	$170,565	$(60,917)
Net income (loss) per share:
Basic	$1.67	$(0.61)
Diluted	$1.66	$(0.61)
Weighted-average number of shares used in per share calculations:
Basic	101,853	100,375
Diluted	102,745	100,375

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$170,565	$(60,917)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5,542	(15,393)
Unrealized gain on marketable securities and restricted investments	5,966	38,287
Unrealized gain (loss) on derivative instruments	106	(1,560)
Other comprehensive income, net of tax	11,614	21,334
Comprehensive income (loss)	$182,179	$(39,583)

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,086,280	$1,126,826
Marketable securities	794,220	703,454
Accounts receivable trade, net	349,467	500,629
Accounts receivable, unbilled and retainage	86,875	59,171
Inventories	443,777	380,424
Balance of systems parts	155,233	136,889
Deferred project costs	131,249	187,940
Notes receivable, affiliate	389	1,276
Prepaid expenses and other current assets	226,667	248,977
Total current assets	3,274,157	3,345,586
Property, plant and equipment, net	1,278,386	1,284,136
PV solar power systems, net	102,249	93,741
Project assets and deferred project costs	1,375,468	1,111,137
Deferred tax assets, net	359,959	357,693
Restricted cash and investments	401,703	333,878
Investments in unconsolidated affiliates and joint ventures	392,169	399,805
Goodwill	84,985	84,985
Other intangibles, net	107,020	110,002
Inventories	106,085	107,759
Notes receivable, affiliates	17,851	17,887
Other assets	77,757	69,722
Total assets	$7,577,789	$7,316,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$274,991	$337,668
Income taxes payable	7,414	1,330
Accrued expenses	351,865	409,452
Current portion of long-term debt	94,080	38,090
Billings in excess of costs and estimated earnings	148,328	87,942
Payments and billings for deferred project costs	104,076	28,580
Other current liabilities	83,375	57,738
Total current liabilities	1,064,129	960,800
Accrued solar module collection and recycling liability	167,650	163,407
Long-term debt	205,262	251,325
Other liabilities	401,803	392,312
Total liabilities	1,838,844	1,767,844
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 102,219,007 and 101,766,797 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	102	102
Additional paid-in capital	2,751,074	2,742,795
Accumulated earnings	2,960,675	2,790,110
Accumulated other comprehensive income	27,094	15,480
Total stockholders’ equity	5,738,945	5,548,487
Total liabilities and stockholders’ equity	$7,577,789	$7,316,331

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$170,565	$(60,917)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	58,375	63,260
Share-based compensation	11,478	12,079
Remeasurement of monetary assets and liabilities	(4,184)	11,829
Deferred income taxes	(1,829)	28,141
Excess tax benefits from share-based compensation arrangements	(13,716)	(14,449)
Gain on sales of marketable securities and restricted investments	(37,804)	—
Other, net	(2,961)	2,980
Changes in operating assets and liabilities:
Accounts receivable, trade, unbilled and retainage	117,343	(125,066)
Prepaid expenses and other current assets	(27,536)	(1,985)
Inventories and balance of systems parts	(79,541)	9,433
Project assets and deferred project costs	(176,232)	(301,943)
Other assets	(12,644)	(347)
Accounts payable	(59,853)	3,595
Income taxes payable	22,418	(66,815)
Accrued expenses and other liabilities	83,251	21,570
Accrued solar module collection and recycling liability	3,364	(5,982)
Net cash provided by (used in) operating activities	50,494	(424,617)
Cash flows from investing activities:
Purchases of property, plant and equipment	(51,754)	(55,342)
Purchases of marketable securities and restricted investments	(268,963)	(374,128)
Proceeds from sales and maturities of marketable securities and restricted investments	179,300	176,759
Purchases of equity and cost method investments	(5,409)	(1,508)
Distributions received from equity method investments	1,502	—
Investments in notes receivable, affiliates	—	(45,288)
Payments received on notes receivable, affiliate	—	11,671
Change in restricted cash	34,427	(2,109)
Other investing activities	250	(688)
Net cash used in investing activities	(110,647)	(290,633)
Cash flows from financing activities:
Repayment of long-term debt	(15,424)	(21,122)
Proceeds from borrowings under long-term debt, net of discounts and issuance costs	16,619	58,089
Repayment of sale-leaseback financing	(1,616)	—
Excess tax benefits from share-based compensation arrangements	13,716	14,449
Contingent consideration payments and other financing activities	(111)	(24,160)
Net cash provided by financing activities	13,184	27,256
Effect of exchange rate changes on cash and cash equivalents	6,423	(14,152)
Net decrease in cash and cash equivalents	(40,546)	(702,146)
Cash and cash equivalents, beginning of the period	1,126,826	1,482,054
Cash and cash equivalents, end of the period	$1,086,280	$779,908
Supplemental disclosure of noncash investing and financing activities:
Equity interests retained from the partial sale of project assets	$(25,921)	$1,308
Property, plant and equipment acquisitions funded by liabilities	$14,406	$38,640
Acquisitions currently or previously funded by liabilities and contingent consideration	$24,813	$29,850

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of First Solar management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other period. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K, which has been filed with the SEC.

Unless expressly stated or the context otherwise requires, the terms “the Company,” “we,” “our,” “us,” and “First Solar” refer to First Solar, Inc. and its subsidiaries.

Revision of Previously Issued Financial Statements

During the three months ended September 30, 2015, we revised our previously issued financial statements, including periods presented in this Quarterly Report on Form 10-Q, to properly record a liability associated with an uncertain tax position, including penalties, related to income of a foreign subsidiary along with corresponding adjustments in each successive period for the effect of changes in foreign currency exchange rates associated with the liability. Additional revisions were made for previously identified errors related to share-based compensation that were corrected in a period subsequent to the period in which the error originated.

We evaluated the aggregate effects of the errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to our previously issued financial statements. As part of this evaluation, we considered a number of qualitative factors, including, among others, that the errors did not change a net loss into net income or vice versa, did not have an impact on our long-term debt covenant compliance, and did not mask a change in earnings or other trends when considering the overall competitive and economic environment within the industry during the periods. However, the cumulative effect of the errors, including the uncertain tax position matter identified during the three months ended September 30, 2015, was significant to our financial results for the year ended December 31, 2015. Accordingly, all financial information presented in the accompanying notes to these condensed consolidated financial statements was revised to reflect the correction of these errors. Periods not presented herein will be revised, as applicable, as they are included in future filings.

The following table presents the effect of the aforementioned revisions on our condensed consolidated statement of operations for the three months ended March 31, 2015 (in thousands, except per share amounts):

	Three Months Ended March 31, 2015
	As Reported	Adjustment	As Revised
Foreign currency loss, net	(1,596)	1,375	(221)
Loss before taxes and equity in earnings of unconsolidated affiliates	(68,098)	1,375	(66,723)
Net loss	(62,292)	1,375	(60,917)
Comprehensive loss	(40,958)	1,375	(39,583)

Basic net loss per share	$(0.62)	$0.01	$(0.61)
Diluted net loss per share	$(0.62)	$0.01	$(0.61)

The following table presents the effect of the aforementioned revisions on our condensed consolidated statement of cash flows for the three months ended March 31, 2015 (in thousands):

	Three Months Ended March 31, 2015
	As Reported	Adjustment	As Revised
Net loss	$(62,292)	$1,375	$(60,917)
Adjustments to reconcile net loss to cash used in operating activities:
Remeasurement of monetary assets and liabilities	13,204	(1,375)	11,829
Excess tax benefits from share-based compensation arrangements	(7,747)	(6,702)	(14,449)
Net cash used in operating activities	(417,915)	(6,702)	(424,617)
Excess tax benefits from share-based compensation arrangements	7,747	6,702	14,449
Net cash provided by financing activities	20,554	6,702	27,256

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

Revenue Recognition – Systems Business. We recognize revenue for arrangements entered into by our systems business generally using two revenue recognition models, following the guidance in either Accounting Standards Codification (“ASC”) 605-35, Construction-Type and Production-Type Contracts, or ASC 360-20, Real Estate Sales, for arrangements which include land or land rights.

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

For any systems business sales arrangements containing multiple deliverables (including our solar modules) not required to be accounted for under ASC 605-35 (long-term construction contracts) or ASC 360-20 (real estate sales), we analyze each activity within the sales arrangement to adhere to the separation guidelines of ASC 605-25 for multiple-element arrangements. We allocate revenue for any transactions involving multiple elements to each unit of accounting based on its relative selling price and recognize revenue for each unit of accounting when all revenue recognition criteria for a unit of accounting have been met.

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

Cost and Equity Method Investments. We account for our unconsolidated ventures using either the cost or equity method of accounting depending upon whether we have the ability to exercise significant influence over the venture. As part of this evaluation, we consider our participating and protective rights in the venture as well as its legal form. We record our cost method investments at their historical cost and subsequently record any dividends received from the net accumulated earnings of the investee as income. Dividends received in excess of earnings are considered a return of investment and are recorded as reductions in the cost of the investment. We use the equity method of accounting for our investments when we have the ability to significantly influence the operations or financial activities of the investee. We record our equity method investments at cost and subsequently adjust their carrying amount each period for our share of the earnings or losses of the investee and other adjustments required by the equity method of accounting. Dividends received from our equity method investments are recorded as reductions in the carrying value of such investments.

We monitor our investments, which are included in “Investments in unconsolidated affiliates and joint ventures” in the accompanying condensed consolidated balance sheets, for impairment and record reductions in their carrying values if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an other-than-temporary impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of an investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment losses were recorded related to our cost and equity method investments during the three months ended March 31, 2016 and 2015.

See Note 2. “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete summary of our significant accounting policies.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. ASU 2015-02 modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The adoption of ASU 2015-02 in the first quarter of 2016 did not have a significant impact on our consolidated financial statements and associated disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements and associated disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact ASU 2016-09 will have on our consolidated financial statements and associated disclosures.

4. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Cash and cash equivalents:
Cash	$1,017,334	$1,126,496
Cash equivalents:
Money market funds	68,946	330
Total cash and cash equivalents	1,086,280	1,126,826
Marketable securities:
Foreign debt	754,220	663,454
Time deposits	40,000	40,000
Total marketable securities	794,220	703,454
Total cash, cash equivalents, and marketable securities	$1,880,500	$1,830,280

We classify our marketable securities as available-for-sale. Accordingly, we record them at fair value and account for the net unrealized gains and losses as part of “Accumulated other comprehensive income” until realized. We record realized gains and losses on the sale of our marketable securities in “Other income (expense), net” computed using the specific identification method. During the three months ended March 31, 2016 and 2015, we realized no gains or losses on the sale of our marketable securities. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

As of March 31, 2016, we identified three investments totaling $60.3 million that had been in a loss position for a period of time greater than 12 months with unrealized losses of $0.1 million. As of December 31, 2015, we identified two investments totaling $31.5 million that had been in a loss position for a period of time greater than 12 months with unrealized losses of less than $0.1 million. The unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase. Based on the underlying credit quality of the investments, we do not intend to sell these securities prior to the recovery of our cost basis. Therefore, we did not consider these securities to be other-than-temporarily impaired. All of our available-for-sale marketable securities are subject to a periodic impairment review. We did not identify any of our marketable securities as other-than-temporarily impaired as of March 31, 2016 and December 31, 2015.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign debt	$754,020	$840	$640	$754,220
Time deposits	40,000	—	—	40,000
Total	$794,020	$840	$640	$794,220

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign debt	$665,900	$9	$2,455	$663,454
Time deposits	40,000	—	—	40,000
Total	$705,900	$9	$2,455	$703,454

The contractual maturities of our marketable securities as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	As of March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$291,072	$23	$134	$290,961
One year to two years	238,008	104	365	237,747
Two years to three years	264,940	713	141	265,512
Total	$794,020	$840	$640	$794,220

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$290,377	$9	$406	$289,980
One year to two years	228,492	—	1,183	227,309
Two years to three years	187,031	—	866	186,165
Total	$705,900	$9	$2,455	$703,454

The net unrealized gains of $0.2 million and the net unrealized losses of $2.4 million on our marketable securities as of March 31, 2016 and December 31, 2015, respectively, were primarily the result of changes in interest rates relative to rates at the time of purchase. Our investment policy requires marketable securities to be highly rated and limits the security types, issuer concentration, and duration to maturity of our marketable securities portfolio.

The following tables show gross unrealized losses and estimated fair values for those marketable securities that were in an unrealized loss position as of March 31, 2016 and December 31, 2015, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of March 31, 2016
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign debt	$352,151	$536	$60,325	$104	$412,476	$640
Total	$352,151	$536	$60,325	$104	$412,476	$640

	As of December 31, 2015
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign debt	$629,033	$2,386	$31,491	$69	$660,524	$2,455
Total	$629,033	$2,386	$31,491	$69	$660,524	$2,455

5. Restricted Cash and Investments

Restricted cash and investments consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Restricted cash	$25,246	$7,764
Restricted investments	376,457	326,114
Total restricted cash and investments (1)	$401,703	$333,878

(1)	There was an additional $23.2 million and $72.5 million of restricted cash included within prepaid expenses and other current assets at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016, our restricted cash consisted of deposits held by various banks to secure certain of our letters of credit and deposits designated for the construction of systems projects and payment of amounts related to project construction credit facilities. Restricted cash for our letters of credit is classified as current or noncurrent based on the maturity date of the corresponding letter of credit. See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion relating to letters of credit. Restricted cash for project construction and financing is classified as current or noncurrent based on the projected use of the restricted funds.

At March 31, 2016 and December 31, 2015, our restricted investments consisted of long-term marketable securities that were held in custodial accounts to fund the estimated future costs of collecting and recycling modules covered under our solar module collection and recycling program. We classify our restricted investments as available-for-sale. Accordingly, we record them at fair value and account for the net unrealized gains and losses as a part of “Accumulated other comprehensive income” until realized. We record realized gains and losses on the sale of our restricted investments in “Other income (expense), net” computed using the specific identification method. During the three months ended March 31, 2016, we realized gains of $37.8 million on the sale of certain restricted investments as part of an effort to align the currencies of the investments with those of the corresponding collection and recycling liabilities. Restricted investments are classified as noncurrent as the underlying accrued solar module collection and recycling liabilities are also noncurrent in nature. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted investments.

As necessary, we fund any incremental amounts for our estimated collection and recycling obligations within 90 days of the end of each year. We determine the funding requirement, if any, based on estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted investments, and an estimated solar module life of 25 years less amounts already funded in prior years. To ensure that these funds will be available in the future regardless of any potential adverse changes in our financial condition (even in the case of our own insolvency), we have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc. (“FSI”), First Solar Malaysia Sdn. Bhd. (“FS Malaysia”), and First Solar Manufacturing GmbH are grantors. Only the trustee can distribute funds from the custodial accounts, and these funds cannot be accessed for any purpose other than to cover qualified costs of module collection and recycling, either by us or a third party performing the required collection and recycling services. Investments in these custodial accounts must meet certain investment quality criteria comparable to highly rated government or agency bonds. We closely monitor our exposure to European markets and maintain holdings primarily consisting of German and French sovereign debt securities that are not currently at risk of default. During the three months ended March 31, 2016, no incremental funding was required for covered module sales in 2015.

The following tables summarize the unrealized gains and losses related to our restricted investments, by major security type, as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$117,767	$74,362	$—	$192,129
U.S. government obligations	165,681	18,856	209	184,328
Total	$283,448	$93,218	$209	$376,457

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$177,507	$75,670	$—	$253,177
U.S. government obligations	61,228	11,709	—	72,937
Total	$238,735	$87,379	$—	$326,114

As of March 31, 2016 and December 31, 2015, the contractual maturities of our restricted investments were between 12 years and 21 years.

6. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Accounts receivable trade, gross	$349,467	$500,631
Allowance for doubtful accounts	—	(2)
Accounts receivable trade, net	$349,467	$500,629

At March 31, 2016 and December 31, 2015, $12.1 million and $21.5 million, respectively, of our accounts receivable trade, net were secured by letters of credit, bank guarantees, or other forms of financial security issued by creditworthy financial institutions.

Accounts receivable, unbilled and retainage

Accounts receivable, unbilled and retainage consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Accounts receivable, unbilled	$68,500	$40,205
Retainage	18,375	18,966
Accounts receivable, unbilled and retainage	$86,875	$59,171

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

Inventories

Inventories consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$165,229	$159,078
Work in process	20,620	19,736
Finished goods	364,013	309,369
Inventories	$549,862	$488,183
Inventories – current	$443,777	$380,424
Inventories – noncurrent (1)	$106,085	$107,759

(1)
As needed, we purchase a critical raw material that is used in our core production process in quantities that exceed anticipated consumption within our normal operating cycle (which is 12 months). We classify such raw materials that we do not expect to be consumed within our operating cycle as noncurrent.

Balance of systems parts

Balance of systems parts were $155.2 million and $136.9 million as of March 31, 2016 and December 31, 2015, respectively, and represented mounting, electrical, and other construction parts purchased for PV solar power systems to be constructed or currently under construction, which we held title to and were not yet installed in a system. Such construction parts included items such as posts, tilt brackets, tables, harnesses, combiner boxes, inverters, cables, tracker equipment, and other parts we may purchase or assemble for the systems we construct. We carry these parts at the lower of cost or net realizable value, with such value being based primarily on recoverability through installation in a solar power system or recoverability through a sales agreement. Balance of systems parts do not include any solar modules that we manufacture.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Value added tax receivables	$65,505	$51,473
Prepaid expenses	60,322	74,990
Derivative instruments	3,130	2,691
Restricted cash	23,206	72,526
Other current assets	74,504	47,297
Prepaid expenses and other current assets	$226,667	$248,977

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Land	$12,158	$12,063
Buildings and improvements	413,318	410,898
Machinery and equipment	1,831,275	1,824,717
Office equipment and furniture	148,286	144,773
Leasehold improvements	50,818	50,546
Construction in progress	72,008	37,734
Stored assets (1)	138,727	138,954
Property, plant and equipment, gross	2,666,590	2,619,685
Less: accumulated depreciation	(1,388,204)	(1,335,549)
Property, plant and equipment, net	$1,278,386	$1,284,136

(1)
Consists of machinery and equipment (“stored assets”) that were originally purchased for installation in our previously planned manufacturing capacity expansions. We intend to install and place the stored assets into service when such assets are required or beneficial to our existing installed manufacturing capacity or when market demand supports additional or market-specific manufacturing capacity. During the three months ended March 31, 2016, we transferred $0.2 million of stored assets to our manufacturing facility in Perrysburg, Ohio for use in the production of solar modules. As the remaining stored assets are neither in the condition nor location to produce modules as intended, we will not begin depreciation until such assets are placed into service. The stored assets are evaluated for impairment under a held and used impairment model whenever events or changes in business circumstances arise, including consideration of technological obsolescence, that may indicate that the carrying amount of our long-lived assets may not be recoverable. We ceased the capitalization of interest on our stored assets once they were physically received from the related machinery and equipment vendors.

Depreciation of property, plant and equipment was $54.6 million and $61.6 million for the three months ended March 31, 2016 and 2015, respectively.

PV solar power systems, net

PV solar power systems, net consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
PV solar power systems, gross	$107,685	$97,991
Accumulated depreciation	(5,436)	(4,250)
PV solar power systems, net	$102,249	$93,741

During the three months ended March 31, 2016, we placed $9.2 million of projects into service, which included a project in India. Depreciation of PV solar power systems was $1.2 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.

Capitalized interest

The cost of constructing facilities, equipment, and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest were as follows during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest cost incurred	$(5,894)	$(3,477)
Interest cost capitalized – property, plant and equipment	236	567
Interest cost capitalized – project assets	1,016	2,716
Interest expense, net	$(4,642)	$(194)

Project assets and deferred project costs

Project assets primarily consist of costs relating to solar power projects in various stages of development that are capitalized prior to entering into a definitive sales agreement for the projects, including projects that have begun commercial operation under power purchase agreements (“PPAs”) and are actively marketed and intended to be sold. These project related costs include costs for land, development, and construction of a PV solar power system. Development costs may include legal, consulting, permitting, interconnection, and other similar costs. Once we enter into a definitive sales agreement, we reclassify project assets to deferred project costs on our condensed consolidated balance sheets until the sale is completed and we have met all of the criteria to recognize the sale as revenue, which is typically subject to real estate revenue recognition requirements. We expense project assets and deferred project costs to cost of sales after each respective project is sold to a customer and all revenue recognition criteria have been met (matching the expensing of costs to the underlying revenue recognition method). In addition, we present all expenditures related to the development and construction of project assets or deferred project costs, whether fully or partially owned, as a component of cash flows from operating activities. We classify project assets as noncurrent due to the nature of solar power projects (long-lived assets) and the time required to complete all activities to develop, construct, and sell projects, which is typically longer than 12 months.

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

Project assets and deferred project costs consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Project assets – development costs, including project acquisition and land costs	$286,206	$436,375
Project assets – construction costs	1,050,131	674,762
Project assets	1,336,337	1,111,137
Deferred project costs – current	131,249	187,940
Deferred project costs – noncurrent	39,131	—
Deferred project costs	170,380	187,940
Total project assets and deferred project costs	$1,506,717	$1,299,077

Other assets

Other assets consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Notes receivable (1)	$7,927	$12,648
Income taxes receivable	4,287	4,071
Deferred rent	23,244	23,317
Other	42,299	29,686
Other assets	$77,757	$69,722

(1)
In April 2009, we entered into a credit facility agreement with a solar power project entity of one of our customers for an available amount of €17.5 million to provide financing for a PV solar power system. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8.0% per annum payable quarterly with the full amount due on December 31, 2026. As of March 31, 2016 and December 31, 2015, the balance on the credit facility was €7.0 million ($7.9 million and $7.6 million, respectively, at the balance sheet dates). In February 2014, we entered into a convertible loan agreement with a strategic entity for an available amount of up to $5.0 million. As of December 31, 2015, the balance outstanding on the convertible loan was $5.0 million, which we converted into an equity interest in the entity in January 2016.

Goodwill

Goodwill, summarized by relevant reporting unit, consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2015	Acquisitions	March 31, 2016
CdTe components	$403,420	$—	$403,420
Crystalline silicon components	6,097	—	6,097
Systems	68,833	—	68,833
Accumulated impairment losses	(393,365)	—	(393,365)
Total	$84,985	$—	$84,985

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. We do not amortize goodwill, but instead are required to test goodwill for impairment at least annually. If necessary, we would record any impairment in accordance with ASC 350, Intangibles – Goodwill and Other. We perform impairment tests between scheduled annual tests in the fourth quarter if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value.

Other intangibles, net

Other intangibles, net consisted of intangible assets acquired as part of our General Electric and TetraSun acquisitions and our internally-generated intangible assets, substantially all of which were patents on technologies related to our products and production processes. We record an asset for patents, after the patent has been issued, based on the legal, filing, and other costs incurred to secure them. We amortize intangible assets on a straight-line basis over their estimated useful lives once the intangible assets meet the criteria to be amortized.

The following tables summarize our intangible assets at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount
Patents	$6,070	$(2,050)	$4,020
Developed technology	114,630	(11,630)	103,000
Total	$120,700	$(13,680)	$107,020

	December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount
Patents	6,070	$(1,824)	$4,246
Developed technology	114,565	(8,809)	105,756
Total	$120,635	$(10,633)	$110,002

Amortization expense for our intangible assets was $3.0 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.

Accrued expenses

Accrued expenses consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Accrued compensation and benefits	$33,253	$63,699
Accrued property, plant and equipment	7,545	7,808
Accrued inventory and balance of systems parts	42,374	53,542
Accrued project assets and deferred project costs	141,795	145,695
Product warranty liability (1)	41,174	38,468
Accrued expenses in excess of normal product warranty liability and related expenses (1)	3,943	5,040
Other	81,781	95,200
Accrued expenses	$351,865	$409,452

(1)
See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion of “Product warranty liability” and “Accrued expenses in excess of normal product warranty liability and related expenses.”

Billings in excess of costs and estimated earnings

Billings in excess of costs and estimated earnings was $148.3 million and $87.9 million at March 31, 2016 and December 31, 2015, respectively, and represented billings made or payments received in excess of revenue recognized on contracts accounted for under the percentage-of-completion method. Typically, billings are made based on the completion of certain construction milestones as provided for in the sales arrangement, and the timing of revenue recognition may be different from when we can bill or collect from a customer.

Payments and billings for deferred project costs

Payments and billings for deferred project costs was $104.1 million and $28.6 million at March 31, 2016 and December 31, 2015, respectively, and represented customer payments received or customer billings made under the terms of solar power project related sales contracts for which all revenue recognition criteria for real estate transactions have not yet been met. The associated solar power project costs are included within deferred project costs. We classify such amounts as current if all revenue recognition criteria are expected to be met within the next 12 months, consistent with the classification of the associated deferred project costs.

Other current liabilities

Other current liabilities consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Deferred revenue	$28,861	$17,957
Derivative instruments	18,182	16,450
Contingent consideration (1)	14,495	9,233
Financing liability (2)	5,260	5,277
Other	16,577	8,821
Other current liabilities	$83,375	$57,738

(1)	See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion.

(2)
See Note 9. “Investments in Unconsolidated Affiliates and Joint Ventures” to our condensed consolidated financial statements for further discussion of the financing liabilities associated with our leaseback of the Maryland Solar project.

Other liabilities

Other liabilities consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Product warranty liability (1)	$200,962	$193,283
Other taxes payable	67,203	66,549
Contingent consideration (1)	10,319	8,756
Liability in excess of normal product warranty liability and related expenses (1)	20,279	19,565
Financing liability (2)	35,582	36,706
Other	67,458	67,453
Other liabilities	$401,803	$392,312

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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$—	$225	$400
Cross-currency swap contract	—	4,497	9,005
Total derivatives designated as hedging instruments	$—	$4,722	$9,405

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$3,130	$13,460	$—
Total derivatives not designated as hedging instruments	$3,130	$13,460	$—
Total derivative instruments	$3,130	$18,182	$9,405

	December 31, 2015
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$—	$132	$285
Cross-currency swap contract	—	6,909	13,835
Interest rate swap contract	—	16	—
Total derivatives designated as hedging instruments	$—	$7,057	$14,120

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$2,691	$9,393	$—
Total derivatives not designated as hedging instruments	$2,691	$9,393	$—
Total derivative instruments	$2,691	$16,450	$14,120

The impact of offsetting balances associated with derivative instruments designated as hedging instruments is shown below (in thousands):

	March 31, 2016
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$(625)	—	(625)	—	—	$(625)
Cross-currency swap contract	$(13,502)	—	(13,502)	—	—	$(13,502)

	December 31, 2015
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$(417)	—	(417)	—	—	$(417)
Cross-currency swap contract	$(20,744)	—	(20,744)	—	—	$(20,744)
Interest rate swap contract	$(16)	—	(16)	—	—	$(16)

The following tables present the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Foreign Exchange Forward Contracts	Interest Rate Swap Contract	Cross Currency Swap Contract	Total
Balance in accumulated other comprehensive income (loss) at December 31, 2015	$162	$(16)	$(2,017)	$(1,871)
Amounts recognized in other comprehensive income (loss)	(2)	(2)	7,163	7,159
Amounts reclassified to earnings impacting:
Foreign currency loss, net	—	—	(7,162)	(7,162)
Interest expense, net	—	18	80	98
Balance in accumulated other comprehensive income (loss) at March 31, 2016	$160	$—	$(1,936)	$(1,776)

Balance in accumulated other comprehensive income (loss) at December 31, 2014	$6,621	$(210)	$(3,399)	$3,012
Amounts recognized in other comprehensive income (loss)	(5,370)	29	(3,345)	(8,686)
Amounts reclassified to earnings impacting:
Net sales	(352)	—	—	(352)
Cost of sales	3,213	—	—	3,213
Foreign currency loss, net	—	—	3,346	3,346
Interest expense, net	—	63	49	112
Balance in accumulated other comprehensive income (loss) at March 31, 2015	$4,112	$(118)	$(3,349)	$645

We recorded no amounts related to ineffective portions of our derivative instruments designated as cash flow hedges during the three months ended March 31, 2016 and 2015. We recognized unrealized losses of $0.2 million and unrealized gains of $0.3 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within “Other income (expense), net” during the three months ended March 31, 2016 and 2015, respectively.

The following table presents amounts related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	2016	2015
Foreign exchange forward contracts	Foreign currency loss, net	$(17,381)	$(8,317)
Foreign exchange forward contracts	Cost of sales	$—	$14,516

Interest Rate Risk

We use cross-currency swap and interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use such swap contracts for speculative or trading purposes.

On September 30, 2011, we entered into a cross-currency swap contract to hedge the floating rate foreign currency denominated loan under our Malaysian Ringgit Facility Agreement. This swap had an initial notional value of Malaysian Ringgit (“MYR”) MYR 465.0 million and entitled us to receive a three-month floating Kuala Lumpur Interbank Offered Rate (“KLIBOR”) interest rate while requiring us to pay a U.S. dollar fixed rate of 3.495%. Additionally, this swap hedges the foreign currency risk of the Malaysian Ringgit denominated principal and interest payments as we make swap payments in U.S. dollars and receive swap payments in Malaysian Ringgits at a fixed exchange rate of 3.19 MYR to USD. The notional amount of the swap is scheduled to decline in line with our scheduled principal payments on the underlying hedged debt. As of March 31, 2016 and December 31, 2015, the notional value of this cross-currency swap contract was MYR 232.6 million ($59.0 million) and MYR 232.6 million ($54.2 million), respectively. This swap is a derivative instrument that qualifies for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. We determined that this swap was highly effective as a cash flow hedge as of March 31, 2016 and December 31, 2015. For the three months ended March 31, 2016 and 2015, there were no amounts of ineffectiveness from this cash flow hedge.

On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian Credit Facility, which became effective on September 30, 2009 with an initial notional value of €57.3 million and pursuant to which we were entitled to receive a six-month floating Euro Interbank Offered Rate (“EURIBOR”) interest rate while being required to pay a fixed rate of 2.80%. The derivative instrument qualified for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. The notional amount of the interest rate swap contract declined in line with our scheduled principal payments on the underlying hedged debt. During the three months ended March 31, 2016, we paid the remaining principal on the Malaysian Credit Facility and closed the corresponding interest rate swap contract. As of December 31, 2015, the notional value of the interest rate swap contract was €2.2 million ($2.4 million).

In the following 12 months, we expect to reclassify to earnings $0.6 million of net unrealized losses related to swap contracts that are included in “Accumulated other comprehensive income” at March 31, 2016 as we realize the earnings effect of the underlying loans. The amount we ultimately record to earnings will depend on the actual interest rates and foreign exchange rates when we realize the earnings effect of the underlying loans.

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of March 31, 2016 and December 31, 2015, these foreign exchange forward contracts hedged our forecasted cash flows for 30 months and 33 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of a derivative’s unrealized gain or loss in “Accumulated other comprehensive income” and subsequently reclassify amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of March 31, 2016 and December 31, 2015. During the three months ended March 31, 2016 and 2015, we did not discontinue any cash flow hedges because a hedging relationship was no longer highly effective. As of March 31, 2016 and December 31, 2015, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

	March 31, 2016
Currency	Notional Amount	USD Equivalent
Indian rupee	INR1,290.0	$19.4

	December 31, 2015
Currency	Notional Amount	USD Equivalent
Indian rupee	INR 1,290.0	$19.4

As of March 31, 2016 and December 31, 2015, the unrealized gains on these contracts were $0.2 million.

In the following 12 months, we expect to reclassify to earnings less than $0.1 million of net unrealized gains related to these forward contracts that are included in “Accumulated other comprehensive income” at March 31, 2016 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rates when we realize the related forecasted transactions.

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

We purchase foreign exchange forward contracts to economically hedge balance sheet and other exposures related to transactions between certain of our subsidiaries and transactions with third parties. Such contracts are considered economic hedges and do not qualify for hedge accounting. We recognize gains or losses from the fluctuation in foreign exchange rates and the fair value of these derivative contracts in “Net sales,” “Cost of sales,” and “Foreign currency loss, net” on our condensed consolidated statements of operations, depending on where the gain or loss from the economically hedged item is classified. As of March 31, 2016 and December 31, 2015, the total net unrealized loss on our economic hedge foreign exchange forward contracts was $10.3 million and $6.7 million, respectively. As these amounts do not qualify for hedge accounting, changes in the fair value of such derivative instruments are recorded directly to earnings. These contracts mature at various dates within the next two years.

As of March 31, 2016 and December 31, 2015, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	March 31, 2016
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€40.5	$45.9
Sell	Euro	€166.3	$188.3
Purchase	Australian dollar	AUD 1.5	$1.2
Sell	Australian dollar	AUD 39.3	$30.2
Purchase	Malaysian ringgit	MYR 39.7	$10.1
Sell	Malaysian ringgit	MYR 259.0	$65.7
Sell	Canadian dollar	CAD 18.9	$14.6
Sell	Japanese yen	JPY 9,221.8	$81.9
Purchase	British pound	GBP 11.1	$16.0
Sell	British pound	GBP 14.4	$20.8
Purchase	Singapore dollar	SGD 58.0	$42.9
Sell	Singapore dollar	SGD 8.6	$6.4
Sell	Indian rupee	INR 14,433.2	$217.4
Purchase	South African rand	ZAR 41.4	$2.8
Sell	South African rand	ZAR 103.7	$7.0

	December 31, 2015
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€42.0	$45.9
Sell	Euro	€150.1	$164.0
Purchase	Australian dollar	AUD 41.1	$29.9
Sell	Australian dollar	AUD 89.0	$64.8
Purchase	Malaysian ringgit	MYR 61.4	$14.3
Sell	Malaysian ringgit	MYR 80.7	$18.8
Sell	Canadian dollar	CAD 4.5	$3.2
Sell	Japanese yen	JPY 8,448.7	$70.1
Purchase	British pound	GBP 11.1	$16.5
Sell	British pound	GBP 16.0	$23.7
Sell	Indian rupee	INR 8,939.0	$134.6
Purchase	South African rand	ZAR 41.1	$2.7
Sell	South African rand	ZAR 81.5	$5.3

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•
Cash equivalents. At March 31, 2016 and December 31, 2015, our cash equivalents consisted of money market funds. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities and restricted investments. At March 31, 2016 and December 31, 2015, our marketable securities consisted of foreign debt and time deposits, and our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities and restricted investments using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standings in these fair value measurements.

•
Derivative assets and liabilities. At March 31, 2016 and December 31, 2015, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and a cross-currency swap contract involving certain currencies and interest rates. At December 31, 2015, our derivative assets and liabilities also consisted of an interest rate swap. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. Where applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At March 31, 2016 and December 31, 2015, the fair value measurements of our assets and liabilities that we measure on a recurring basis were as follows (in thousands):

	March 31, 2016
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$68,946	$68,946	$—	$—
Marketable securities:
Foreign debt	754,220	—	754,220	—
Time deposits	40,000	40,000	—	—
Restricted investments	376,457	—	376,457	—
Derivative assets	3,130	—	3,130	—
Total assets	$1,242,753	$108,946	$1,133,807	$—
Liabilities:
Derivative liabilities	$27,587	$—	$27,587	$—

	December 31, 2015
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$330	$330	$—	$—
Marketable securities:
Foreign debt	663,454	—	663,454	—
Time deposits	40,000	40,000	—	—
Restricted investments	326,114	—	326,114	—
Derivative assets	2,691	—	2,691	—
Total assets	$1,032,589	$40,330	$992,259	$—
Liabilities:
Derivative liabilities	$30,570	$—	$30,570	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial and derivative instruments at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities	$794,220	$794,220	$703,454	$703,454
Foreign exchange forward contract assets	3,130	3,130	2,691	2,691
Restricted investments	376,457	376,457	326,114	326,114
Notes receivable – noncurrent	7,927	8,090	12,648	18,382
Notes receivable, affiliates – noncurrent	17,851	19,485	17,887	19,932
Liabilities:
Long-term debt, including current maturities	$298,401	$304,425	$288,350	$294,449
Interest rate swap contract liabilities	—	—	16	16
Cross-currency swap contract liabilities	13,502	13,502	20,744	20,744
Foreign exchange forward contract liabilities	14,085	14,085	9,810	9,810

The carrying values on our condensed consolidated balance sheets of our cash and cash equivalents, trade accounts receivable, unbilled accounts receivable and retainage, current affiliate notes receivable, restricted cash, other assets, accounts payable, income taxes payable, and accrued expenses approximated their fair values due to their nature and relatively short maturities; therefore, we excluded them from the foregoing table.

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

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, marketable securities, trade accounts receivable, restricted cash and investments, notes receivable, interest rate swap and cross-currency swap contracts, and foreign exchange forward contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place cash, cash equivalents, marketable securities, restricted cash and investments, interest rate swap and cross-currency swap contracts, and foreign exchange forward contracts with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions. Our net sales are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary. Depending upon the sales arrangement, we may require some form of payment security from our customers, including bank guarantees or commercial letters of credit.

9. Investments in Unconsolidated Affiliates and Joint Ventures

We have joint ventures or other strategic arrangements with partners in several markets, which are generally used to expedite our penetration of those markets and establish relationships with potential customers. We also enter into joint ventures or strategic arrangements with customers or other entities to maximize the value of particular projects. Some of these arrangements involve and are expected in the future to involve significant investments or other allocations of capital. Investments in unconsolidated entities for which we have significant influence, but not control, over the entities’ operating and financial activities are accounted for under the equity method of accounting. Investments in entities for which we do not have the ability to exert such significant influence are accounted for under the cost method of accounting. The following table summarizes our equity and cost method investments as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Equity method investments	$367,307	$375,355
Cost method investments	24,862	24,450
Investments in unconsolidated affiliates and joint ventures	$392,169	$399,805

8point3 Energy Partners LP

In June 2015, 8point3 Energy Partners LP (the “Partnership”), a limited partnership formed by First Solar and SunPower Corporation (the “Sponsors”), completed its initial public offering (the “IPO”) pursuant to a Registration Statement on Form S-1, as amended. As part of the IPO, the Sponsors contributed various projects to 8point3 Operating Company, LLC (“OpCo”) in exchange for voting and economic interests in the entity, and the Partnership acquired an economic interest in OpCo using proceeds from the IPO. The Partnership owns, operates, and is expected to acquire additional solar energy generation projects from the Sponsors.

As of March 31, 2016, we owned an aggregate of 22,116,925 Class B shares representing a 31% voting interest in the Partnership, and an aggregate of 6,721,810 common units and 15,395,115 subordinated units in OpCo together representing a 31% economic and voting interest in the entity. Future quarterly distributions from OpCo are subject to a subordination period in which holders of the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages in the payment of minimum distributions from prior quarters. The subordination period will end after OpCo has earned and paid minimum quarterly distributions for three years ending on or after August 31, 2018 and there are no outstanding arrearages on common units. Notwithstanding the foregoing, the subordination period could end after OpCo has earned and paid 150% of minimum quarterly distributions, plus the related distribution on the incentive distribution rights, for one year ending on or after August 31, 2016 and there are no outstanding arrearages on common units. At the end of the subordination period, all subordinated units will convert to common units on a one-for-one basis. We also hold certain incentive distribution rights in OpCo, which represent a right to incremental distributions after certain distribution thresholds are met.

The Partnership is managed and controlled by its general partner, 8point3 General Partner, LLC (“General Partner”), and we account for our interest in OpCo, a subsidiary of the Partnership, under the equity method of accounting as we are able to exercise significant influence over the Partnership due to our representation on the board of directors of its General Partner. Under the equity method of accounting, we recognize equity in earnings for our proportionate share of OpCo’s net income or loss, including adjustments for the amortization of a $45.5 million basis difference resulting from the cost of our investment differing from our proportionate share of OpCo’s equity. We recognized equity in earnings, net of tax, from our investment in OpCo of $6.1 million for the three months ended March 31, 2016. As of March 31, 2016 and December 31, 2015, the carrying value of our investment in OpCo was $162.8 million and $152.5 million, respectively.

In connection with the IPO, we also entered into an agreement with a subsidiary of the Partnership to lease back one of our originally contributed projects, Maryland Solar, until December 31, 2019. Under the terms of the agreement, we make fixed rent payments to the Partnership’s subsidiary and are entitled to all of the energy generated by the project. Due to our continuing involvement with the project, we account for the leaseback agreement as a financing transaction. As of March 31, 2016 and December 31, 2015, our financing obligation associated with the leaseback was $40.8 million and $42.0 million, respectively.

In March 2016, we entered into a purchase and sale agreement (the “Kingbird Sale Agreement”) with OpCo to sell an interest in our two 20 MW Kingbird projects located in Kern County, California for $60.0 million, including a $42.9 million payment at closing and a $17.1 million contribution to be made to the project holding company, which will subsequently be paid to our subsidiary for the remaining balance due under the Kingbird project’s EPC agreement. Due to certain continuing involvement associated with the project achieving commercial operation, we accounted for the Kingbird Sale Agreement pursuant to the deposit method as of March 31, 2016.

We provide O&M services to certain of the Partnership’s partially owned project entities, including SG2 Holdings, LLC; Lost Hills Blackwell Holdings, LLC; and NS Solar Holdings, LLC. During the quarter ended March 31, 2016, we recognized revenue of $1.3 million for such O&M services.

In June 2015, OpCo entered into a $525.0 million senior secured credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility, and a $200.0 million revolving credit facility (the “OpCo Credit Facility”). The OpCo Credit Facility is secured by a pledge of the Sponsors’ equity interests in OpCo.

Desert Stateline Holdings, LLC

In August 2015, we sold 51% of our partially constructed 300 MW Desert Stateline project (“Desert Stateline”) to a subsidiary of Southern Power Company. In March 2016, we amended the original sale agreement with Southern Power Company to include an additional 15% of the partially constructed project. Electricity generated by the system is contracted to serve a 20-year PPA with a local utility company. Our remaining 34% membership interest in the project holding company, Desert Stateline Holdings, LLC, is accounted for under the equity method of accounting as we are able to exercise significant influence over the project due to our representation on its management committee. Under the terms of the project LLC agreement, each member is entitled to receive cash distributions based on their respective membership interests, and Southern Power Company is entitled to substantially all of the project’s federal tax benefits. During the three months ended March 31, 2016, we recognized no equity in earnings from our investment in Desert Stateline Holdings, LLC. As of March 31, 2016 and December 31, 2015, the carrying value of our investment was $174.2 million and $196.9 million, respectively.

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

In addition to our equity investment in CEC, we also entered into a loan agreement to provide CEC with term loan advances up to $15.0 million. All term loans are due in November 2017 on the third anniversary of the initial loan agreement. Interest is payable semiannually at rates ranging from 7% to 16% depending on CEC’s current capital structure. As of March 31, 2016 and December 31, 2015, the balance outstanding on the term loans was $15.0 million. In February 2016, we entered into a convertible loan agreement with CEC for $4.6 million, which was funded in April 2016. The convertible loan bears interest at 10% per annum, and the outstanding principal and interest balance is due in February 2018 on the second anniversary of the initial loan agreement unless converted earlier pursuant to a qualified equity financing by CEC.

CEC is considered a variable interest entity, and our 27% ownership interest in and loans to the company are considered variable interests. We account for our investment in CEC under the equity method of accounting as we concluded we are not the primary beneficiary of the company given that we do not have the power to make decisions over the activities that most significantly impact the company’s economic performance. Under the equity method of accounting, we recognize equity in earnings for our proportionate share of CEC’s net income or loss including adjustments for the amortization of a basis difference resulting from the cost of our investment differing from our proportionate share of CEC’s equity. During the three months ended March 31, 2016 and 2015, we recognized losses, net of tax, of $1.3 million and $0.8 million, respectively, from our investment in CEC. As of March 31, 2016 and December 31, 2015, the carrying value of our investment was $14.2 million and $16.1 million, respectively.

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

Changes in estimates for systems business sales arrangements accounted for under the percentage-of-completion method occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) module cost forecast changes, (iii) cost related change orders, and (iv) changes in other information used to estimate costs. Changes in estimates could have a material effect on our condensed consolidated statements of operations. The table below outlines the impact on gross profit of the aggregate net change in systems business contract estimates (both increases and decreases) for the three months ended March 31, 2016 and 2015 as well as the number of projects that comprise such aggregate net change. For purposes of the following table, we only include projects with changes in estimates that have a net impact on gross profit of at least $1.0 million during the periods presented. Also included in the table is the net change in estimate as a percentage of the aggregate gross profit for such projects.

	Three Months Ended March 31,
	2016	2015
Number of projects	7	6
Increase in gross profit resulting from net change in estimate (in thousands)	$23,231	$22,966
Net change in estimate as a percentage of aggregate gross profit for associated projects	2.6%	1.9%

11. Debt

Our long-term debt consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

			Balance (USD)
Loan Agreement	Maturity	Loan Denomination	March 31, 2016	December 31, 2015
Revolving credit facility	July 2018	USD	$—	$—
Project construction credit facilities	Various	Various	237,019	218,183
Malaysian ringgit facility agreement	September 2018	MYR	49,205	54,175
Malaysian euro facility agreement	April 2018	EUR	22,668	21,869
Malaysian facility agreement	March 2016	EUR	—	5,100
Capital lease obligations	Various	Various	941	1,065
Long-term debt principal			309,833	300,392
Less: unamortized discount and issuance costs			(10,491)	(10,977)
Total long-term debt			299,342	289,415
Less: current portion			(94,080)	(38,090)
Noncurrent portion			$205,262	$251,325

Revolving Credit Facility

Our amended and restated credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent provides us with a senior secured credit facility (the “Revolving Credit Facility”) with an aggregate available amount of $700.0 million, with the right to request an increase up to $900.0 million, subject to certain conditions. Borrowings under the Revolving Credit Facility bear interest at (i) LIBOR (adjusted for Eurocurrency reserve requirements) plus a margin of 2.25% or (ii) a base rate as defined in the credit agreement plus a margin of 1.25%, depending on the type of borrowing requested. These margins are subject to adjustment depending on our consolidated leverage ratio. We had no borrowings under our Revolving Credit Facility as of March 31, 2016 and December 31, 2015. We had issued $200.9 million and $191.6 million of letters of credit using availability under our Revolving Credit Facility, leaving $499.1 million and $508.4 million of availability at March 31, 2016 and December 31, 2015, respectively. Loans and letters of credit issued under the Revolving Credit Facility are jointly and severally guaranteed by First Solar, Inc.; First Solar Electric, LLC; First Solar Electric (California), Inc.; and First Solar Development, LLC and are secured by interests in substantially all of the grantors’ tangible and intangible assets other than certain excluded assets.

The credit agreement contains financial covenants including: a leverage ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. Additionally, the credit agreement contains customary non-financial covenants and certain restrictions on our ability to pay dividends. We were in compliance with all covenants of the facility as of March 31, 2016.

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

Up to $178.0 million of the aggregate principal amount of the loans will be funded by OPIC. The OPIC commitment is comprised of fixed rate loans in an aggregate principal amount of up to $133.3 million and variable rate loans in an aggregate principal amount of up to $44.7 million. The fixed rate loans mature on September 15, 2029, and the variable rate loans mature on September 15, 2032. As of March 31, 2016 and December 31, 2015, the balance outstanding on the OPIC loans was $125.1 million.

Up to $60.0 million of the aggregate principal amount of the loans will be funded by IFC. The IFC commitment is comprised of fixed rate loans in an aggregate principal amount of up to $44.9 million and variable rate loans in an aggregate principal amount of up to $15.1 million. The fixed rate loans mature on September 15, 2029, and the variable rate loans mature on September 15, 2032. As of March 31, 2016 and December 31, 2015, the balance outstanding on the IFC loans was $42.2 million.

In August 2014, Luz del Norte also entered into a Chilean peso facility (“VAT facility” and together with the OPIC and IFC loans, the “Luz del Norte Credit Facilities”) equivalent to $65.0 million with Banco de Crédito e Inversiones to fund Chilean value added tax associated with the construction of the Luz del Norte project described above. In connection with the VAT facility, which matures in February 2017, FSI provided a guaranty of substantially all payment obligations of Luz del Norte thereunder. As of March 31, 2016 and December 31, 2015, the balance outstanding on the VAT facility was $57.2 million and $40.4 million, respectively.

The OPIC and IFC loans are secured by liens over all of Luz del Norte’s assets, which had an aggregate book value of $402.0 million, including intercompany charges, as of March 31, 2016 and by a pledge of all of the equity interests in the entity. The Luz del Norte Credit Facilities contain customary representations and warranties, covenants, and events of default for comparable credit facilities. We were in compliance with all covenants related to the Luz del Norte Credit Facilities as of March 31, 2016.

Japan

In September 2015, First Solar Japan GK, our wholly-owned subsidiary, entered into a construction loan facility with Mizuho Bank Ltd. for borrowings up to ¥4.0 billion ($35.5 million) for the development and construction of utility-scale PV solar power plants in Japan (the “Japan Credit Facility”). The facility matures in September 2016 and is renewable for an additional one-year period at the option of First Solar Japan GK, subject to certain conditions including timely payment of interest and compliance with all covenants. The facility is guaranteed by FSI and secured by pledges of certain projects’ cash accounts and other rights in the projects. As of March 31, 2016 and December 31, 2015, the balance outstanding on the facility was $7.8 million and $5.3 million, respectively. The facility contains customary representations and warranties, covenants, and events of default for comparable construction loan facilities in Japan. We were in compliance with all covenants related to the Japan Credit Facility as of March 31, 2016.

India

In March 2015, Marikal Solar Parks Private Limited and Mahabubnagar Solar Parks Private Limited, our indirect wholly-owned subsidiaries, entered into term loan facilities with Axis Bank, as administrative agent, for combined aggregate borrowings up to ₨1.1 billion ($16.6 million) for the development and construction of two 10 MW PV solar power plants located in Telangana, India. The term loan facilities have a combined letter of credit sub-limit of ₨0.8 billion ($12.1 million), which may also be used to support construction activities. As of March 31, 2016, we had issued ₨0.8 billion ($11.3 million) of letters of credit under the facilities. The term loan facilities mature in December 2028 and are secured by certain assets of the borrowers, which had an aggregate book value of $89.8 million as of March 31, 2016, including intercompany charges, and a pledge of a portion of the equity interests in the borrowers. As of March 31, 2016 and December 31, 2015, the balance outstanding on the term loan facilities was $4.8 million and $5.2 million, respectively. The credit facilities contain various financial covenants including a leverage ratio covenant, a debt service ratio covenant, and a fixed asset coverage ratio covenant. We were in compliance with all covenants related to the credit facilities as of March 31, 2016.

In March 2016, Polepally Solar Parks Private Limited, our indirect wholly-owned subsidiary, entered into a term loan facility (together with the Marikal and Mahabubnagar term loans, the “India Credit Facilities”) with Axis Bank, as administrative agent, for borrowings up to ₨1.3 billion ($19.6 million) for costs related to a 25 MW PV solar power plant located in Telangana, India. The term loan facility has a letter of credit sub-limit of ₨1.1 billion ($16.6 million), which may also be used for project related costs. The term loan facility matures in September 2029 and is secured by certain assets of the borrower, which had an aggregate book value of $31.1 million as of March 31, 2016, including intercompany charges, and a pledge of a portion of the equity interests in the borrower. The credit facility contains various covenants including a leverage ratio covenant, a debt service ratio covenant, and a fixed asset ratio covenant.

Malaysian Ringgit Facility Agreement

FS Malaysia, our indirect wholly-owned subsidiary, entered into a credit facility agreement (“Malaysian Ringgit Facility Agreement”), among FSI as guarantor, CIMB Investment Bank Berhad, Maybank Investment Bank Berhad, and RHB Investment Bank Berhad as arrangers with CIMB Investment Bank Berhad also acting as facility agent and security agent, and the original lenders party thereto. The loans made to FS Malaysia are secured by, among other things, FS Malaysia’s leases for the lots on which our fifth and sixth manufacturing plants in Kulim, Malaysia (“Plants 5 and 6”) are located and all plant, machinery, and equipment purchased by FS Malaysia with the proceeds of the facility or otherwise installed in or utilized in Plants 5 and 6, to the extent not financed, or subject to a negative pledge under a separate financing facility related to Plants 5 and 6. In addition, FS Malaysia’s obligations under the Malaysian Ringgit Facility Agreement are guaranteed, on an unsecured basis, by FSI. As of March 31, 2016, buildings, machinery, equipment, and land leases with an aggregate net book value of $230.9 million were pledged as collateral for this loan.

The Malaysian Ringgit Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to incur indebtedness, create liens, effect asset sales, engage in reorganizations, issue guarantees, and make loans. In addition, the agreement includes financial covenants relating to a net total leverage ratio, an interest coverage ratio, a total debt to equity ratio, a debt service coverage ratio, and tangible net worth. It also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with the Malaysian Ringgit Facility Agreement as of March 31, 2016.

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

The Malaysian Euro Facility Agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FS Malaysia to grant liens over the equipment financed by the facilities, effect asset sales, provide guarantees, change its business, engage in mergers, consolidations, and restructurings, and enter into contracts with FSI and its subsidiaries. In addition, the agreement includes the following financial covenants: a maximum total debt to equity ratio, a maximum total leverage ratio, a minimum interest coverage ratio, and a minimum debt service coverage ratio. It also contains certain representations and warranties, affirmative covenants, and events of default provisions. We were in compliance with all covenants associated with the Malaysian Euro Facility Agreement as of March 31, 2016.

Variable Interest Rate Risk

Certain of our long-term debt agreements bear interest at prime, Euro Interbank Offered Rate (“EURIBOR”), KLIBOR, London Interbank Offered Rate (“LIBOR”), Tokyo Interbank Offered Rate (“TIBOR”), or equivalent variable rates. A disruption of the credit environment, as previously experienced, could negatively impact interbank lending and, therefore, negatively impact these floating rates. An increase in EURIBOR would impact our cost of borrowing under our entire Malaysian Euro Facility Agreement, but would not impact our cost of borrowing of the floating-rate term loan under our Malaysian Facility Agreement as we entered into an interest rate swap contract to mitigate such risk. An increase in KLIBOR would not increase our cost of borrowing under our Malaysian Ringgit Facility Agreement as we entered into a cross-currency swap contract to mitigate such risk. An increase in prime, LIBOR, TIBOR, or equivalent variable rates would increase our cost of borrowing under our Revolving Credit Facility and various project construction credit facilities.

Our long-term debt borrowing rates as of March 31, 2016 were as follows:

Loan Agreement	Borrowing Rate at March 31, 2016
Revolving Credit Facility	2.88%
Luz del Norte Credit Facilities	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
VAT loans at bank rate plus 1.30%
Japan Credit Facility	TIBOR plus 0.5%
India Credit Facilities	Bank rate plus 2.35%
Malaysian Ringgit Facility Agreement	KLIBOR plus 2.00% (1)
Malaysian Euro Facility Agreement	EURIBOR plus 1.00%
Capital lease obligations	Various

(1)	We have entered into an interest rate hedge for this variable rate. See Note 7. “Derivative Financial Instruments” to our condensed consolidated financial statements.

Future Principal Payments

At March 31, 2016, the future principal payments on our long-term debt, excluding payments related to capital leases, were due as follows (in thousands):

Total Debt
Remainder of 2016	$27,407
2017	88,545
2018	29,055
2019	5,785
2020	11,930
Thereafter	146,170
Total long-term debt future principal payments	$308,892

12. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit, bank guarantees, and surety bonds to provide financial and performance assurance to third parties. Our Revolving Credit Facility provides us with an aggregate available amount of $700.0 million, with a sub-limit of $500.0 million to issue letters of credit subject to certain limits depending on the currencies of the letters of credit, at a fee based on the applicable margin for Eurocurrency revolving loans and a fronting fee. As of March 31, 2016, we had $200.9 million in letters of credit issued under our Revolving Credit Facility, leaving $299.1 million of availability for the issuance of letters of credit. The majority of these letters of credit were supporting our systems business projects. As of March 31, 2016, we also had $12.8 million in bank guarantees and letters of credit under separate agreements that were posted by certain of our foreign subsidiaries, $99.8 million of letters of credit issued under three bilateral facilities, of which $40.3 million was secured with cash, and $199.8 million in surety bonds outstanding primarily for our systems business projects. The available bonding capacity under our surety lines was $622.3 million as of March 31, 2016.

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

From time to time, we have taken remediation actions with respect to affected modules beyond our limited warranties, and we may elect to do so in the future, in which case we would incur additional expenses. Such potential voluntary future remediation actions beyond our limited warranty obligations could be material to our condensed consolidated statements of operations if we commit to any such remediation actions.

Product warranty activities during the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Product warranty liability, beginning of period	$231,751	$223,057
Accruals for new warranties issued	7,902	6,740
Settlements	(2,382)	(2,749)
Changes in estimate of product warranty liability	4,865	(6,643)
Product warranty liability, end of period	$242,136	$220,405
Current portion of warranty liability	$41,174	$70,031
Noncurrent portion of warranty liability	$200,962	$150,374

We have historically estimated our limited product warranty liability for power output and defects in materials and workmanship under normal use and service conditions to have a warranty return rate of approximately 3% of modules covered under warranty. As of March 31, 2016, a 1% change in the estimated warranty return rate would change our module warranty liability by $72.9 million, and a 1% change in the estimated warranty return rate for BoS components would not have a material impact on the associated warranty liability.

Accrued Expenses in Excess of Product Warranty

We may also accrue expenses for the cost of any voluntary remediation programs beyond our normal product warranty. As of March 31, 2016 and December 31, 2015, accrued expenses in excess of our product warranty were $24.2 million and $24.6 million, respectively, of which $3.9 million and $5.0 million, respectively, were classified as current and included in “Accrued expenses” on our condensed consolidated balance sheets and $20.3 million and $19.6 million, respectively, were classified as noncurrent and included in “Other liabilities” on our condensed consolidated balance sheets. Our estimates for such remediation programs are based on an evaluation of available information including the estimated number of potentially affected solar modules, historical experience related to our remediation efforts, customer-provided data related to potentially affected systems, estimated costs for performing removal, replacement, and logistical services, and any post-sale expenses covered under our voluntary remediation program. If any of our estimates prove incorrect, we may be required to accrue additional expenses.

Performance Guarantees

As part of our systems business, we conduct performance testing of a system prior to substantial completion to confirm the system meets its operational and capacity expectations noted in the engineering, procurement, and construction (“EPC”) agreement. In addition, we may provide an energy performance test during the first year of a system’s operation to demonstrate that the actual energy generation for the first year meets or exceeds the modeled energy expectation, after certain adjustments. If there is an underperformance event with regards to these tests, we may incur liquidated damages as a percentage of the EPC contract price. In certain instances, a bonus payment may be received at the end of the first year if the system performs above a specified level. As of March 31, 2016 and December 31, 2015, we accrued $0.3 million of estimated obligations under such arrangements, which were classified as “Other current liabilities” in the condensed consolidated balance sheets.

As part of our O&M service offerings, we typically offer an effective availability guarantee, which stipulates that a system will be available to generate a certain percentage of total possible energy during a specific period after adjusting for factors outside of our control as the service provider, such as weather, curtailment, outages, force majeure, and other conditions that may affect system availability. Effective availability guarantees are only offered as part of our O&M services and terminate at the end of an O&M arrangement. If we fail to meet the contractual threshold for these guarantees, we may incur liquidated damages for certain lost energy under the PPA. Our O&M agreements typically contain provisions limiting our total potential losses under an agreement, including amounts paid for liquidated damages, to a percentage of O&M fees. Many of our O&M agreements also contain provisions whereby we may receive a bonus payment if system availability exceeds a separate threshold. As of March 31, 2016 and December 31, 2015, we did not accrue any estimated obligations under our effective availability guarantees.

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

Indemnifications

In certain limited circumstances, we have provided indemnifications to customers or project tax equity investors under which we are contractually obligated to compensate such parties for losses they may suffer as a result of reductions in tax benefits received, including investment tax credits. Project related tax benefits are, in part, based on guidance provided by the Internal Revenue Service and U.S. Treasury Department, which includes assumptions regarding the fair value of qualifying PV solar power systems. For any sales agreements that have such indemnification provisions, we reduce the profit recognized, if any, by the maximum exposure to loss until the indemnification provisions are of no further force or effect and all other necessary revenue recognition criteria have been met.

Contingent Consideration

In connection with our TetraSun and Solar Chile acquisitions, we agreed to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted project and module shipment volume milestones. As of March 31, 2016, we had recorded $7.4 million of current liabilities for these contingent obligations based on their estimated fair values, and as of December 31, 2015, we had recorded $2.5 million of current liabilities and $4.9 million of long-term liabilities for such obligations based on their estimated fair values.

We continually seek to make additions to our advanced-stage project pipeline and are also actively developing our early to mid-stage project pipeline in order to secure PPAs and are also pursuing opportunities to acquire advanced-stage projects, which already have PPAs in place. In connection with such project acquisitions, we may agree to pay additional amounts to project sellers upon achievement of certain project-related milestones, such as obtaining a PPA, obtaining financing, and selling to a new owner. We recognize an estimated project acquisition contingent liability when we determine that such liability is both probable and reasonably estimable, and the carrying amount of the related project asset is correspondingly increased. As of March 31, 2016 and December 31, 2015, we had recorded $7.1 million and $6.7 million of current liabilities, respectively, and $10.3 million and $3.9 million of long-term liabilities, respectively, for such contingent obligations. Any future differences between the acquisition-date contingent obligation estimate and the ultimate settlement of the obligations will be recognized primarily as an adjustment to project assets, as contingent payments are considered direct and incremental to the underlying value of the related projects.

Solar Module Collection and Recycling Liability

We voluntarily established a module collection and recycling program to collect and recycle modules sold and covered under such program once the modules reach the end of their useful lives. For customer sales contracts that include modules covered under this program, we agree to pay the costs for the collection and recycling of qualifying solar modules, and the end-users agree to notify us, disassemble their solar power systems, package the solar modules for shipment, and revert ownership rights over the modules back to us at the end of the modules’ service lives. Accordingly, we record our collection and recycling obligation within “Cost of sales” at the time of sale based on the estimated cost to collect and recycle the covered solar modules. We estimate the cost of our collection and recycling obligations based on the present value of the expected probability weighted future cost of collecting and recycling the solar modules, which includes estimates for the cost of packaging materials, the cost of freight from the solar module installation sites to a recycling center, the material, labor, capital costs, and scale of recycling centers, and an estimated third-party profit margin and return on risk for collection and recycling services. We base these estimates on (i) our experience collecting and recycling our solar modules, (ii) the expected timing of when our solar modules will be returned for recycling, and (iii) expected economic conditions at the time the solar modules will be collected and recycled. In the periods between the time of sale and the related settlement of the collection and recycling obligation, we accrete the carrying amount of the associated liability by applying the discount rate used for its initial measurement. We classify accretion as an operating expense within “Selling, general and administrative” expense on our condensed consolidated statement of operations. We periodically review our estimates of expected future recycling costs and may adjust our liability accordingly.

Our module collection and recycling liability was $167.7 million and $163.4 million at March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, a 1% increase in the annualized inflation rate used in our estimated future collection and recycling cost per module would increase our liability by $37.9 million, and a 1% decrease in that rate would decrease our liability by $31.1 million. The percentage of modules sold that were subject to our solar module collection and recycling liability was less than 1% and 1% for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively.

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

Defendants filed a motion for summary judgment on March 27, 2015. On August 11, 2015, the Arizona District Court granted defendants’ motion in part and denied it in part, and certified an issue for immediate appeal to the Ninth Circuit Court of Appeals. First Solar filed a petition for interlocutory appeal with the Ninth Circuit, and that petition was granted on November 18, 2015. First Solar’s opening brief was filed on March 25, 2016. Briefing is expected to conclude in the third quarter of 2016. No hearing date is set. The Arizona District Court entered a stay of the proceedings in district court until the appeal is decided.

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

On July 17, 2012, the Arizona District Court issued an order granting First Solar’s motion to transfer the derivative actions to Judge David Campbell, the judge to whom the Smilovits class action is assigned. On August 8, 2012, the court consolidated the four derivative actions pending in Arizona District Court, and on August 31, 2012, plaintiffs filed an amended complaint. Defendants filed a motion to stay the action on September 14, 2012. On December 17, 2012, the Arizona District Court granted Defendants’ motion to stay pending resolution of the Smilovits class action. On August 13, 2013, Judge Campbell consolidated the two derivative actions transferred from the Delaware District Court with the stayed Arizona derivative actions. On February

19, 2016, the Arizona District Court issued an order lifting the stay in part. Pursuant to the February 19, 2016 order, the plaintiffs filed an amended complaint on March 11, 2016. Defendants filed a motion to dismiss the amended complaint on April 1, 2016. Briefing on this motion is ongoing, and no hearing date on the motion is set. All other litigation activity, including discovery, remains stayed.

On July 16, 2013, a derivative complaint was filed in the Superior Court of Arizona, Maricopa County, titled Bargar, et al. v. Ahearn, et al., Case No. CV2013-009938, by a putative stockholder against certain current and former directors and officers of the Company. The complaint contains similar allegations to the Delaware and Arizona derivative cases, and includes claims for, among other things, breach of fiduciary duties, insider trading, unjust enrichment, and waste of corporate assets. By court order on October 3, 2013, the Superior Court of Arizona, Maricopa County granted the parties’ stipulation to defer defendants’ response to the complaint pending resolution of the Smilovits class action or expiration of the stay issued in the consolidated derivative actions in the Arizona District Court. On November 5, 2013, the matter was placed on the court’s inactive calendar. The parties have jointly sought and obtained multiple requests to continue the action on the inactive calendar. Most recently, on March 9, 2016, the court entered an order continuing the action on the inactive calendar until July 29, 2016.

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

13. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as share-based compensation expense over the required or estimated service period for awards expected to vest. The share-based compensation expense that we recognized in our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of sales	$2,355	$3,404
Research and development	1,050	1,169
Selling, general and administrative	8,073	7,494
Production start-up	—	12
Total share-based compensation expense	$11,478	$12,079

The following table presents our share-based compensation expense by type of award for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Restricted and performance stock units	$11,216	$10,952
Unrestricted stock	419	331
Stock purchase plan	346	315
	11,981	11,598
Net amount (absorbed into) released from inventory	(503)	481
Total share-based compensation expense	$11,478	$12,079

Share-based compensation expense capitalized in inventory was $3.9 million and $3.4 million at March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, we had $47.5 million of unrecognized share-based compensation expense related to unvested restricted stock units and rights under our stock purchase plan, which we expect to recognize as expense over a weighted-average period of approximately 1.7 years.

The estimated forfeiture rate used to record compensation expense is based on historical forfeitures and is adjusted periodically based on actual results. At March 31, 2016 and December 31, 2015, our forfeiture rate was 9.5%.

14. Income Taxes

Our effective tax rate was 16.9% and 9.0% for the three months ended March 31, 2016 and 2015, respectively. The increase in our effective tax rate during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily the result of an increase in pretax income, partially offset by certain foreign income taxed at lower rates. The provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate of 35.0% primarily due to the benefit associated with foreign income taxed at lower rates, including the beneficial impact of our Malaysian tax holiday, partially offset by additional tax expense attributable to losses in jurisdictions for which no tax benefits could be recorded.

Our Malaysian subsidiary has been granted a long-term tax holiday that expires in 2027. The tax holiday, which generally provides for a full exemption from Malaysian income tax, is conditional upon our continued compliance with meeting certain employment and investment thresholds, which we are currently in compliance with and expect to continue to comply with through the expiration of the tax holiday in 2027.

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740. It is reasonably possible that $12.8 million of uncertain tax positions will be recognized within the next 12 months.

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

15. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including restricted and performance stock units and stock purchase plan shares, unless there is a net loss for the period. In computing diluted net income per share, we utilize the treasury stock method.

The calculation of basic and diluted net income (loss) per share for the three months ended March 31, 2016 and 2015 was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Basic net income (loss) per share
Numerator:
Net income (loss)	$170,565	$(60,917)
Denominator:
Weighted-average common shares outstanding	101,853	100,375

Diluted net income (loss) per share
Denominator:
Weighted-average common shares outstanding	101,853	100,375
Effect of restricted and performance stock units and stock purchase plan shares	892	—
Weighted-average shares used in computing diluted net income (loss) per share	102,745	100,375

Net income (loss) per share:
Basic	$1.67	$(0.61)
Diluted	$1.66	$(0.61)

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income (loss) per share for the three months ended March 31, 2016 and 2015 as they would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2016	2015
Anti-dilutive shares	1	1,413

16. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Comprehensive income (loss), which includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, the impact of which has been excluded from net income (loss) and reflected as components of stockholders’ equity, was as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$170,565	$(60,917)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5,542	(15,393)
Unrealized gain on marketable securities and restricted investments for the period, net of tax of $(2,296) and $(2,057)	40,866	38,287
Less: reclassification for gains included in net income (loss), net of tax of $2,904 and $0	(34,900)	—
Unrealized gain on marketable securities and restricted investments	5,966	38,287
Unrealized gain (loss) on derivative instruments for the period, net of tax of $10 and $1,637	7,170	(7,049)
Less: reclassification for (gains) losses included in net income, net of tax of $0 and $(830)	(7,064)	5,489
Unrealized gain (loss) on derivative instruments	106	(1,560)
Other comprehensive income, net of tax	11,614	21,334
Comprehensive income (loss)	$182,179	$(39,583)

The following tables reflect the changes in accumulated other comprehensive income, net of tax, for the quarters ended March 31, 2016 and 2015 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Investments	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2015	$(69,769)	$86,884	$(1,635)	$15,480
Other comprehensive income before reclassifications	5,542	40,866	7,170	53,578
Amounts reclassified from accumulated other comprehensive income	—	(34,900)	(7,064)	(41,964)
Net other comprehensive income	5,542	5,966	106	11,614
Balance as of March 31, 2016	$(64,227)	$92,850	$(1,529)	$27,094

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Investments	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2014	$(53,337)	$102,299	$1,178	$50,140
Other comprehensive (loss) income before reclassifications	(15,393)	38,287	(7,049)	15,845
Amounts reclassified from accumulated other comprehensive income	—	—	5,489	5,489
Net other comprehensive (loss) income	(15,393)	38,287	(1,560)	21,334
Balance as of March 31, 2015	$(68,730)	$140,586	$(382)	$71,474

	Amount Reclassified for the
Details of Accumulated Other Comprehensive Income	Three Months Ended March 31,		Income Statement Line Item
	2016	2015
Gains and (losses) on marketable securities and restricted investments:
	$37,804	$—	Other income (expense), net
	(2,904)	—	Tax expense
	$34,900	$—	Total, net of tax
Gains and (losses) on derivative contracts:
Foreign exchange forward contracts	$—	$352	Net sales
Foreign exchange forward contracts	—	(3,213)	Cost of sales
Cross currency swap contract	7,162	(3,346)	Foreign currency loss, net
Interest rate and cross currency swap contracts	(98)	(112)	Interest expense, net
	7,064	(6,319)	Total before tax
	—	830	Tax expense
	$7,064	$(5,489)	Total net of tax

17. Segment Reporting

We operate our business in two segments. Our components segment involves the design, manufacture, and sale of solar modules, which convert sunlight into electricity. We primarily manufacture cadmium telluride (“CdTe”) modules and also manufacture high-efficiency crystalline silicon modules. Third-party customers of our components segment include integrators and operators of PV solar power systems. Our second segment is our fully integrated systems business (“systems segment”), through which we provide complete turn-key PV solar power systems, or solar solutions, that draw upon our capabilities, which include (i) project development, (ii) EPC services, and (iii) O&M services. We may provide our full EPC services or any combination of individual products and services within our EPC capabilities depending upon the customer and market opportunity. All of our systems segment products and services are for PV solar power systems, which primarily use our solar modules, and we sell such products and services to utilities, independent power producers, commercial and industrial companies, and other system owners. Additionally within our systems segment, we may temporarily own and operate certain of our PV solar power systems for a period of time based on strategic opportunities.

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

See Note 23. “Segment and Geographical Information” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a complete discussion of our segment reporting.

Financial information about our reportable segments during the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Components	Systems	Total	Components	Systems	Total
Net sales	$290,504	$557,980	$848,484	$225,617	$243,592	$469,209
Gross profit	82,981	179,964	262,945	19,389	19,592	38,981
Depreciation and amortization expense	55,292	3,446	58,738	59,811	3,418	63,229
Income (loss) before income taxes	81,180	118,152	199,332	(28,057)	(38,666)	(66,723)

	March 31, 2016			December 31, 2015
	Components	Systems	Total	Components	Systems	Total
Goodwill	$16,152	$68,833	$84,985	$16,152	$68,833	$84,985
Total assets	4,150,738	3,427,051	7,577,789	4,037,955	3,278,376	7,316,331

Product Revenue

The following table sets forth the total amounts of solar module and solar power system net sales recognized for the three months ended March 31, 2016 and 2015. For the purposes of the following table, (i) “Solar module revenue” is composed of total revenues from the sale of solar modules to third parties, which does not include any systems segment product or service offerings, and (ii) “Solar power system revenue” is composed of total revenues from the sale of our PV solar power systems and related products and services, including the solar modules installed in such solar power systems, along with any revenue generated from our PV solar power systems (in thousands):

	Three Months Ended March 31,
	2016	2015
Solar module revenue	$55,267	$101,133
Solar power system revenue	793,217	368,076
Net sales	$848,484	$469,209

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933, which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties, solar module efficiency and balance of systems (“BoS”) cost reduction roadmaps, restructuring, product reliability, investments in unconsolidated affiliates, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; our ability to reduce the costs to construct PV solar power systems; research and development programs and our ability to improve the conversion efficiency of our solar modules; our ability to expand manufacturing capacity worldwide; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” and the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in Part I, Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 and elsewhere in this Quarterly Report on Form 10-Q, Current Reports on Form 8-K, and other reports filed with the Securities and Exchange Commission (the “SEC”). You should carefully consider the risks and uncertainties described under this section.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “First Solar,” “the Company,” “we,” “us,” and “our” refer to First Solar, Inc. and its subsidiaries. When referring to our manufacturing capacity, total sales, and solar module sales, the unit of electricity in watts for megawatts (“MW”) and gigawatts (“GW”) is direct current (“DC”) unless otherwise noted. When referring to our PV solar power systems, the unit of electricity in watts for MW and GW is alternating current (“AC”) unless otherwise noted.

Executive Overview

We are a leading global provider of comprehensive photovoltaic (“PV”) solar energy solutions. We design, manufacture, and sell PV solar modules with an advanced thin-film semiconductor technology and also develop, design, construct, and sell PV solar power systems that primarily use the modules we manufacture. Additionally, we provide operations and maintenance (“O&M”) services to system owners that use solar modules manufactured by us or by other third-party manufacturers. We have substantial, ongoing research and development efforts focused on module and system-level innovations. We are the world’s largest thin-film PV solar module manufacturer and one of the world’s largest PV solar module manufacturers. Our mission is to create enduring value by enabling a world powered by clean, affordable solar energy.

Certain highlights of our financial results and other key developments include the following:

•
Net sales for the three months ended March 31, 2016 increased by 81% to $848.5 million compared to $469.2 million for the same period in 2015. The increase in net sales was driven by the sale of an additional interest in and construction on our Desert Stateline project, continued construction on our Silver State South and McCoy projects, and the commencement of construction on our Astoria project in late 2015. These increases in net sales were partially offset by lower net sales from the substantial completion of our AGL Nyngan and Copper Mountain 2 projects.

•
Gross profit for the three months ended March 31, 2016 increased 22.7 percentage points to 31.0% from 8.3% for the same period in 2015. The increase in gross profit was primarily the result of the favorable mix of higher gross profit projects sold and under construction during the period.

•
As of March 31, 2016, we had 30 installed production lines with an annual global manufacturing capacity of approximately 3.2 GW at our manufacturing facilities in Perrysburg, Ohio and Kulim, Malaysia. We produced 0.8 GW of solar modules during the three months ended March 31, 2016, which represented a 43% increase from the same period in 2015. This increase in production was primarily driven by higher capacity utilization, improved module conversion efficiencies, and additional manufacturing capacity. We expect to produce approximately 3.1 GW of solar modules during 2016.

•	During the three months ended March 31, 2016, we ran our manufacturing facilities at 100% capacity utilization, which represented a 13 percentage point increase from the same period in 2015.

•	The average conversion efficiency of our modules was 16.2% for the three months ended March 31, 2016, which was an improvement of 1.5 percentage points from the three months ended March 31, 2015.

Market Overview

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. In the aggregate, we believe manufacturers of solar modules and cells have, relative to global demand, significant installed production capacity and the ability for additional capacity expansion. We believe the solar industry may from time to time experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will put pressure on pricing. Additionally, intense competition at the system level can result in an environment in which pricing falls rapidly, thereby further increasing demand for solar energy solutions but constraining the ability for project developers; engineering, procurement, and construction (“EPC”) companies; and vertically-integrated solar companies such as First Solar to sustain meaningful and consistent profitability. In light of such market realities, we are executing our Long Term Strategic Plan, Vision 2020 (“Long Term Strategic Plan”) as described below, under which we are focusing on our competitive strengths. Such strengths include our advanced module and system technologies as well as our differentiated, vertically-integrated business model that enables us to provide utility-scale PV solar energy solutions to key geographic markets with immediate electricity needs.

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

We believe we are among the lowest cost PV module manufacturers in the solar industry on a module cost per watt basis, based on publicly available information. This cost competitiveness is reflected in the price at which we sell our modules and fully integrated PV solar power systems and enables our systems to compete favorably. Our cost competitiveness is based in large part on our module conversion efficiency, proprietary manufacturing technology (which enables us to produce a cadmium telluride (“CdTe”) module in less than 3.5 hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), our scale, and our operational excellence. In addition, our CdTe modules use approximately 1-2% of the amount of the semiconductor material that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels. Polysilicon costs have had periods of decline over the past several years, contributing to a decline in our relative manufacturing cost competitiveness over traditional crystalline silicon module manufacturers.

Given the smaller size (sometimes referred to as form factor) of our current CdTe modules compared to certain types of crystalline silicon modules, we may incur higher labor and BoS costs associated with systems using our modules. Thus, to compete effectively on an LCOE basis, our current modules may need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules with larger form factors. As part of our BoS cost reduction roadmap, we recently introduced our Series 5 module technology, which includes a larger form factor and substantially higher wattage, thereby reducing the number of electrical connections and hardware required for installation. The resulting labor and material savings are expected to represent a significant improvement versus current technologies and a substantial reduction in total installed costs, once Series 5 production begins, resulting in improved project returns as BoS costs represent a significant portion of the costs associated with the construction of a typical utility-scale system.

In terms of energy density, in many climates, our CdTe modules provide a significant energy yield advantage over conventional crystalline silicon solar modules of equivalent efficiency rating. For example, in humid climates, our CdTe modules provide a superior spectral response, and in hot climates, our CdTe modules provide a superior temperature coefficient. As a result, at temperatures above 25°C (standard test conditions), our CdTe modules produce more energy than competing conventional crystalline silicon solar modules with an equivalent efficiency rating. This advantage provides stronger system performance in high temperature climates, which is particularly advantageous as the vast majority of a system’s generation, on average (in typical high insolation climates), occurs when module temperatures are above 25°C. In addition, our CdTe modules provide a better shading response than competing conventional crystalline silicon solar modules, which may lose up to three times as much power as CdTe modules when shading occurs. As a result of these factors, our PV solar power systems can produce more annual energy at a lower LCOE than competing systems with the same nameplate capacity.

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

Certain Trends and Uncertainties

We believe that our operations may be favorably or unfavorably impacted by the following trends and uncertainties that may affect our financial condition and results of operations. See Part I, Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 24, 2016 for a discussion of other risks (the “Risk Factors”) that may affect our financial condition and results of operations.

Long Term Strategic Plan, Vision 2020

Our Long Term Strategic Plan is a long-term roadmap to achieve our technology, growth, and cost leadership objectives. In executing our Long Term Strategic Plan, we are focusing on providing utility-scale PV solar energy solutions using our modules to key geographic markets that we believe have a compelling need for mass-scale PV electricity, including markets throughout the Americas, Asia, the Middle East, and Africa. As part of our Long Term Strategic Plan, we are focusing on opportunities in which our PV solar energy solutions can compete directly with fossil fuel offerings on an LCOE or similar basis, or complement such fossil fuel electricity offerings. Execution of the Long Term Strategic Plan entails a prioritization of market opportunities worldwide relative to our core strengths and a corresponding allocation of resources around the globe. This prioritization involves a focus on our core utility-scale offerings and exists within a current market environment that includes rooftop and distributed generation solar, particularly in the U.S. While it is unclear how rooftop and distributed generation solar might impact our core utility-scale offerings in the next several years, we believe that utility-scale solar will continue to be a compelling solar offering for companies with technology and cost leadership and will continue to represent an increasing portion of the overall electricity generation mix.

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

Joint ventures or other strategic arrangements with partners are a key part of our Long Term Strategic Plan, and we generally use such arrangements to expedite our penetration of various key markets and establish relationships with potential customers. We also enter into joint ventures or strategic arrangements with customers or other entities to maximize the value of particular projects. Some of these arrangements involve and are expected in the future to involve significant investments or other allocations of capital. We continue to develop relationships with customers in these strategic markets with a view to creating opportunities for utility-scale PV solar power systems. We sell such systems directly to end customers, including utilities, independent power producers, commercial and industrial companies, and other system owners. Depending on the market opportunity, our sales offerings may range from module-only sales, to module sales with a range of development, EPC services, and other solutions, to full turn-key PV solar power system sales. We expect these offerings to continue to evolve over time as we work with our customers to optimize how our PV solar energy solutions can best meet our customers’ energy and economic needs.

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

We expect to use our working capital, project financing, or availability under our Revolving Credit Facility to finance the construction of certain PV solar power systems for strategic purposes or to maximize the value of such systems at the time of sale. From time to time, we may temporarily own and operate certain PV solar power systems, often with the intention to sell at a later date. We may also elect to construct and temporarily retain ownership interests in systems for which there is no PPA with an off-taker, such as a utility, but rather an intent to sell the electricity produced by the system on an open contract basis until the system is sold. Additionally, our joint ventures and other business arrangements with strategic partners have and may in the future result in us temporarily retaining a noncontrolling ownership interest in the underlying systems projects we develop, supply modules to, or construct potentially for a period of up to several years. Such business arrangements could become increasingly important to our competitive profile in markets globally, including North America. In each of the above mentioned examples, we may retain such ownership interests in a consolidated or unconsolidated separate entity.

In terms of our growth objectives, we continually evaluate forecasted global demand and our addressable market, and seek to effectively balance manufacturing capacity with market demand. We have the potential to increase our annual manufacturing capacity through capital investments to more than 6 GW by 2020. To the extent we invest in additional manufacturing capacity over the next several years in response to market demand, such capacity expansion would require significant internal and possibly external sources of liquidity and would be subject to certain risks and uncertainties described in the Risk Factors, including those described under the headings “Our future success depends on our ability to effectively balance manufacturing production with market demand and, when necessary, continue to build new manufacturing plants over time in response to such demand and add production lines in a cost-effective manner, all of which are subject to risks and uncertainties” and “If any future production lines are not built in line with our committed schedules it may impair any future growth plans. If any future production lines do not achieve operating metrics similar to our existing production lines, our solar modules could perform below expectations and cause us to lose customers.”

8point3 Energy Partners LP

In June 2015, 8point3 Energy Partners LP (the “Partnership”), a limited partnership formed by First Solar and SunPower Corporation (the “Sponsors”), completed its initial public offering (the “IPO”). As part of the IPO, we contributed various projects to a subsidiary of the Partnership in exchange for a 31% interest in the entity. The Partnership owns, operates, and is expected to acquire additional solar energy generation projects from the Sponsors and is expected to provide a competitive cost of capital and greater optionality in the project sales process. Given the broader economic factors currently impacting the yieldco sector in general, including yieldco equity valuations generally, the timing and execution of project sales to the Partnership are subject to market conditions. For additional information, see the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 and “Note 9. Investments in Unconsolidated Affiliates and Joint Ventures – 8point3 Energy Partners LP” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Construction of Some of the World’s Largest PV Solar Power Systems

We continue to execute on our advanced-stage utility-scale project pipeline and expect a substantial portion of our consolidated net sales, operating income, and cash flows through 2016 to be derived from several large projects in this pipeline, including the following contracted projects which will be among the world’s largest PV solar power systems: the 300 MW Desert Stateline project, located in San Bernardino County, California; the 250 MW McCoy Solar Energy Project, located in Riverside County, California; the 250 MW Silver State South project, located in Clark County, Nevada; and the 175 MW Astoria Project, located in Kern County, California. Our advanced-stage utility-scale project pipeline also includes the following projects which are not yet sold or contracted: the 280 MW California Flats project, located in Monterey County, California; the 250 MW Moapa project, located in Clark County, Nevada; the 150 MW Rosamond project located in Kern County, California; the 150 MW Sun Streams project, located in Maricopa County, Arizona; and the 141 MW Luz del Norte project located near Copiapó, Chile. Please see the tables under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Systems Project Pipeline” for additional information about these and other projects within our systems business advanced-stage project pipeline.

The construction progress and sales of these projects are subject to risks and delays as described in the Risk Factors. A delay in the substantial completion and/or sale of certain of these projects beyond the end of 2016 could have a significant adverse impact on such projects’ value and expected revenue. Furthermore, the revenue recognition of our system projects is in many cases not linear in nature due to the timing of when all revenue recognition criteria are met, and consequently, period-over-period comparisons of results of operations may not be meaningful. Expected revenue from projects without a PPA, for which electricity will be sold on an open contract basis, may be subject to greater variability and uncertainty based on market factors compared to projects with a PPA.

Systems Project Pipeline

The following tables summarize, as of April 27, 2016, our approximately 3.6 GW systems business advanced-stage project pipeline. As of March 31, 2016, for the Projects Sold/Under Contract in our advanced-stage project pipeline of approximately 1.6 GW, we have recognized revenue with respect to the equivalent of approximately 1.0 GW. Such MW equivalent amount refers to the ratio of revenue recognized for the Projects Sold/Under Contract compared to the total contracted revenue for such projects, multiplied by the total MW for such projects. The remaining revenue to be recognized subsequent to March 31, 2016 for the Projects Sold/Under Contract is expected to be approximately $1.3 billion. The majority of such amount is expected to be recognized as revenue through the later of the substantial completion or closing dates of the projects. The remaining revenue to be recognized does not have a direct correlation to expected remaining module shipments for such Projects Sold/Under Contract as expected module shipments do not represent total systems revenues and do not consider the timing of when all revenue recognition criteria are met, including the timing of module installation. The actual volume of modules installed in our Projects Sold/Under Contract will be greater than the project size in MW AC as module volumes required for a project are based upon MW DC, which will be greater than the MW AC size pursuant to a DC-AC ratio typically ranging from 1.2 to 1.3. Such ratio varies across different projects due to various system design factors. Projects are removed from our advanced-stage project pipeline tables below once we have substantially completed construction and after substantially all revenue has been recognized. Projects or portions of projects may also be removed from the tables below in the event an EPC-contracted or partner-developed project does not get permitting or financing or an unsold or uncontracted project does not get sold or contracted due to the changing economics of the project or other factors.

We continually seek to make additions to our advanced-stage project pipeline. We are actively developing our early to mid-stage project pipeline in order to secure PPAs and are also pursuing opportunities to acquire advanced-stage projects, which already have PPAs in place. New additions to our project pipeline during the period from February 23, 2016 to April 27, 2016 included a 25 MW AC solar power projects in Honduras.

Projects Sold/Under Contract
(Includes uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements, including partner developed projects that we will be or are constructing.)

					As of March 31, 2016
Project/Location	Project Size in MW AC (1)	PPA Contracted Partner	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed By	Percentage Complete	Percentage of Revenue Recognized
Stateline, California	300	SCE	Southern Company (2)	2016	85%	83%
McCoy, California	250	SCE	NextEra	2016	92%	92%
Silver State South, Nevada	250	SCE	NextEra	2016	91%	82%
Astoria, California	175	(3)	Recurrent	2016	46%	46%
Taylor, Georgia	147	(4)	Southern Company	2016	24%	24%
East Pecos Solar, Texas	119	Austin Energy	Southern Company	2016	6%	6%
Butler, Georgia	103	Georgia Power	Southern Company	2016	15%	15%
Decatur Parkway Solar, Georgia	83	Georgia Power	Southern Company	2016	98%	98%
Shams Ma’an, Jordan	53	NEPCO (5)	(3)	2016	50%	—%
Elm City, North Carolina	40	UOG (6)	Duke	2016	90%	90%
Kingbird, California	40	SCPPA/ City of Pasadena (7)	(8)	(8)	93%	—%
Total	1,560

Projects with Executed PPA Not Sold/Not Contracted

Project/Location	Fully Permitted	Project Size in MW AC (1)	PPA Contracted Partner	Expected or Actual Substantial Completion Year	Percentage Complete as of March 31, 2016
Tribal Solar	No	310	SCE	2019	1%
California Flats, California	No	280	PG&E/Apple Inc. (9)	2018	17%
Moapa, Nevada	Yes	250	LADWP	2016	82%
India (Multiple Locations)	No	190	TSSPDCL / APSPDCL (10)	2016	57%
Rosamond, California	Yes	150	SCE	2019	7%
Sun Streams, Arizona	Yes	150	SCE	2019	3%
Luz del Norte, Chile	Yes	141	(11)	2016	98%
Willow Springs, California	Yes	100	SCE	2019	17%
Sunshine Valley, Nevada	Yes	100	SCE	2019	1%
Switch Station 1, Nevada	No	100	Nevada Power Company	2017	11%
Switch Station 2, Nevada	No	79	Nevada Power Company / Sierra Pacific Power Company	2017	1%
Japan	Yes	59	(3)	2017/2018	4%
Miyagi, Japan	No	40	Tohoku Electric Power Company	2018	7%
Cuyama, California	Yes	40	PG&E	2017	23%
Turkey (Multiple Locations)	No	31	(12)	2018	3%
Helios, Honduras	Yes	25	ENEE (13)	2017	—%
Total		2,045

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

(6)	UOG is defined as Utility Owned Generation

(7)	SCPPA is defined as Southern California Public Power Authority; SCPPA 20 MW AC and City of Pasadena 20 MW AC

(8)	Agreements executed to sell project to 8point3 Operating Company, LLC and tax equity investor in March 2016

(9)	PG&E 150 MW AC and Apple Inc. 130 MW AC

(10)
TSSPDCL is defined as Southern Power Distribution Company of Telangana State Ltd and consists of 110 MW AC of projects; and APSPDCL is defined as Andhra Pradesh Southern Power Distribution Company Ltd and consists of 80 MW AC of projects

(11)	PPA executed for approximately 31 MW AC of capacity; remaining electricity to be sold on an open contract basis

(12)	Electricity expected to be sold under feed-in-tariff structure for ten years, pending acquisition of certain licenses

(13)	ENEE is defined as Empresa Nacional de Energía Eléctrica

Results of Operations

During the three months ended September 30, 2015, we revised our previously issued financial statements, including periods presented in this Quarterly Report on Form 10-Q, to properly record a liability associated with an uncertain tax position related to income of a foreign subsidiary. Additional revisions were made for previously identified errors that were corrected in a period subsequent to the period in which the error originated. All financial information presented herein was revised to reflect the correction of these errors. See “Note 1. Basis of Presentation – Revision of Previously Issued Financial Statements” to our condensed consolidated financial statements for additional information.

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	69.0%	91.7%
Gross profit	31.0%	8.3%
Research and development	3.6%	7.4%
Selling, general and administrative	8.0%	14.4%
Production start-up	—%	1.4%
Operating income (loss)	19.5%	(14.9)%
Foreign currency loss, net	(0.4)%	—%
Interest income	0.8%	1.1%
Interest expense, net	(0.5)%	—%
Other income (expense), net	4.2%	(0.3)%
Income tax (expense) benefit	(4.0)%	1.3%
Equity in earnings of unconsolidated affiliates, net of tax	0.6%	—%
Net income (loss)	20.1%	(13.0)%

Segment Overview

We operate our business in two segments. Our components segment involves the design, manufacture, and sale of solar modules, which convert sunlight into electricity, and our systems segment includes the development, construction, operation, and maintenance of PV solar power systems, which primarily use our solar modules.

See Note 17. “Segment Reporting” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for more information. See also Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Systems Project Pipeline” for a description of the systems projects in our advanced-stage project pipeline.

Product Revenue

The following table sets forth the total amounts of solar module and solar power system net sales for the three months ended March 31, 2016 and 2015. For the purpose of the following table, (i) solar module revenue is composed of total net sales from the sale of solar modules to third parties, and (ii) solar power system revenue is composed of total net sales from the sale of PV solar power systems and related services and solutions including the solar modules installed in the systems we develop and construct along with revenue generated from such systems (in thousands):

	Three Months Ended March 31,
	2016	2015	Three Month Change
Solar module revenue	$55,267	$101,133	$(45,866)	(45)%
Solar power system revenue	793,217	368,076	425,141	116%
Net sales	$848,484	$469,209	$379,275	81%

Solar module revenue to third parties decreased $45.9 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a 50% decrease in the volume of watts sold, partially offset by a 10% increase in the average selling price per watt.

Solar power system revenue increased $425.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily from the sale of an additional interest in and construction on our Desert Stateline project, continued construction on our Silver State South and McCoy projects, and the commencement of construction on our Astoria project in late 2015. These increases in revenue were partially offset by lower revenue from the substantial completion of our AGL Nyngan and Copper Mountain 2 projects. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Systems Project Pipeline” for the percentage complete and percentage of revenue recognized for current projects.

Net sales

Components Business

We generally price and sell our solar modules per watt of nameplate power. During the three months ended March 31, 2016, a significant portion of net sales for the components business included modules installed in our PV solar power systems described below under “Net sales – Systems Business.” Other than the modules included in our systems, we sold the majority of our solar modules to integrators and operators of systems in India and the United States.

From time to time, we enter into module sales agreements with customers worldwide for specific projects or volumes of modules. Such agreements are generally short-term in nature. During the three months ended March 31, 2016 and 2015, 4% and 9%, respectively, of our components business net sales, excluding modules installed in our PV solar power systems, were denominated in Euro and were subject to fluctuations in the exchange rate between the Euro and the U.S. dollar.

We transfer title and risk of loss to the customer and recognize revenue upon shipment or delivery, depending on the terms of the underlying sales contracts. Pricing is typically fixed or determinable at the time of shipment, and our customers generally do not have extended payment terms or rights of return under these contracts. Our revenue recognition policies for the components business are described further in Note 2. “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Systems Business

Through our fully integrated systems business, we provide a complete turn-key PV solar power systems, or solar solutions, which may include project development, EPC services, and/or O&M services. Additionally, we may temporarily own and operate certain of our PV solar power systems, which are also included within our systems business. We typically use the percentage-of-completion method using actual costs incurred over total estimated costs to construct a project (including module costs) as our standard accounting policy and apply this method after all revenue recognition criteria have been met. There are also instances in which we recognize revenue after a project has been completed, primarily due to a project not being sold prior to completion or because all revenue recognition criteria have not been met. Our revenue recognition policies for the systems business are described in further detail in Note 2. “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The following table shows net sales by reportable segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	Three Month Change
Components	$290,504	$225,617	$64,887	29%
Systems	557,980	243,592	314,388	129%
Net sales	$848,484	$469,209	$379,275	81%

Net sales from our components segment, which includes solar modules used in our systems projects, increased $64.9 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a 17% increase in the volume of watts sold and a 10% increase in the average selling price per watt. Net sales from our systems segment, which excludes solar modules used in our systems projects, increased by $314.4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily from the sale of an additional interest in and construction on our Desert Stateline project, continued construction on our Silver State South and McCoy projects, and the commencement of construction on our Astoria project in late 2015. These increases in revenue were partially offset by lower revenue from the substantial completion of our AGL Nyngan and Copper Mountain 2 projects.

Cost of sales

Components Business

Our cost of sales includes the cost of raw materials and components for manufacturing solar modules, such as glass, transparent conductive coatings, cadmium telluride and other thin-film semiconductors, laminate materials, connector assemblies, edge seal materials, and other materials and components. In addition, our cost of sales includes direct labor for the manufacturing of solar modules and manufacturing overhead such as engineering, equipment maintenance, environmental health and safety, quality and production control, information technology, and procurement costs. Our cost of sales also includes depreciation of manufacturing plant and equipment, facility-related expenses, and costs associated with shipping and warranties.

We include the sale of our solar modules manufactured by our components business and used by our systems business within net sales of our components business. Therefore, the related cost of sales is also included within our components business.

Systems Business

For our systems business, project-related costs include development costs (including transmission upgrade costs, interconnection fees, and permitting costs), standard EPC costs (consisting primarily of BoS costs for inverters, electrical and mounting hardware, project management and engineering costs, and construction labor costs), and site specific costs.

The following table shows cost of sales by reportable segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	Three Month Change
Components	$207,523	$206,228	$1,295	1%
Systems	378,016	224,000	154,016	69%
Total cost of sales	$585,539	$430,228	$155,311	36%
% of net sales	69.0%	91.7%

Our cost of sales increased $155.3 million, or 36%, and decreased 22.7 percentage points as a percentage of net sales for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in cost of sales was primarily driven by a $154.0 million increase in our systems segment cost of sales due to the number and size of projects under construction and the timing of when all revenue recognition criteria were met, partially offset by a favorable mix of lower cost projects. Our components segment cost of sales increased by $1.3 million primarily as a result of the following:

•	Higher costs of $35.2 million associated with the increased volume of modules sold as part of our systems business projects and

•	Higher inventory write-downs of $4.6 million; partially offset by

•	Continued reductions in the cost per watt of our solar modules, which decreased cost of sales by $39.6 million.

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

The following table shows gross profit for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	Three Month Change
Gross profit	$262,945	$38,981	$223,964	575%
% of net sales	31.0%	8.3%

Gross profit increased 22.7 percentage points to 31.0% during the three months ended March 31, 2016 from 8.3% during the three months ended March 31, 2015, primarily as a result of the favorable mix of higher gross profit projects sold and under construction during the period.

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

The following table shows research and development expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	Three Month Change
Research and development	$30,187	$34,756	$(4,569)	(13)%
% of net sales	3.6%	7.4%

The decrease in research and development expense for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to lower equipment related expenses and reduced material and module testing costs associated with the development of next-generation CdTe solar modules. During the three months ended March 31, 2016, the average conversion efficiency of our CdTe solar modules produced was 16.2% compared to 14.7% for the three months ended March 31, 2015.

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

The following table shows selling, general and administrative expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	Three Month Change
Selling, general and administrative	$67,503	$67,688	$(185)	—%
% of net sales	8.0%	14.4%

Our selling, general and administrative expense for the three months ended March 31, 2016 decreased compared to the three months ended March 31, 2015. This decrease was primarily driven by lower professional fees associated with the initial public offering of 8point3 Energy Partners LP and other transactions, partially offset by higher employee compensation expense and higher business development expense in North America.

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

The following table shows production start-up expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	Three Month Change
Production start-up	$—	$6,650	$(6,650)	(100)%
% of net sales	—%	1.4%

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

The following table shows foreign currency loss, net for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	Three Month Change
Foreign currency loss, net	$(3,240)	$(221)	$(3,019)	1,366%

Foreign currency loss, net increased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily driven by differences between our economic hedge positions and the underlying exposures along with changes in foreign currency rates, which included the strengthening of the U.S. dollar relative to certain emerging market foreign currencies, and an increase in hedging related costs for those markets.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, and restricted cash and investments. Interest income also includes interest earned from notes receivable and late customer payments.

The following table shows interest income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	Three Month Change
Interest income	$6,406	$5,064	$1,342	27%

Interest income for the three months ended March 31, 2016 was consistent with the three months ended March 31, 2015.

Interest expense, net

Interest expense is incurred on various debt financings. We capitalize interest expense into our project assets or property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	Three Month Change
Interest expense, net	$(4,642)	$(194)	$(4,448)	2,293%

Interest expense, net of amounts capitalized, for the three months ended March 31, 2016 increased compared to the three months ended March 31, 2015 primarily as a result of higher levels of project specific debt financing.

Other income (expense), net

Other income (expense), net is primarily comprised of miscellaneous items, amounts excluded from hedge effectiveness, and realized gains and losses on the sale of marketable securities or restricted investments.

The following table shows other income (expense), net for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	Three Month Change
Other income (expense), net	$35,553	$(1,259)	$36,812	2,924%

Other income (expense), net for the three months ended March 31, 2016 increased compared to the three months ended March 31, 2015, primarily as the result of gains of $37.8 million on the sale of certain restricted investments as part of an effort to align the currencies of the investments with those of the corresponding collection and recycling liabilities.

Income (loss) before taxes and equity in earnings of unconsolidated affiliates

The following table shows income before taxes and equity in earnings of unconsolidated affiliates for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	Three Month Change
Components	$81,180	$(28,057)	$109,237	389%
Systems	118,152	(38,666)	156,818	406%
Total income before taxes	$199,332	$(66,723)	$266,055	399%

Components segment income before taxes increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to higher net sales resulting from increases in the both the volume of watts sold and average selling prices per watt for modules included in our systems business projects and gains on the sale of certain restricted investments. Systems segment income before taxes for the three months ended March 31, 2016 increased compared to the three months ended March 31, 2015 primarily as a result an increase in the number and size of projects under construction and the timing of when all revenue recognition criteria were met along with a favorable mix of higher gross profit projects.

Income tax (expense) benefit

Income tax expense or benefit, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions in which we operate; principally Australia, India, and Malaysia. Significant judgments and estimates are required in determining our consolidated income tax expense. The statutory federal corporate income tax rate in the United States is 35.0%, while the tax rates in Australia, India, and Malaysia are approximately 30.0%, 30.9%, and 25.0%, respectively. In Malaysia, we have been granted a long-term tax holiday, scheduled to expire in 2027, pursuant to which substantially all of our income earned in Malaysia is exempt from income tax.

The following table shows consolidated income tax (expense) benefit for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	Three Month Change
Income tax (expense) benefit	$(33,764)	$5,980	$(39,744)	(665)%
Effective tax rate	16.9%	9.0%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Income tax expense increased by $39.7 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to an increase in pretax income, partially offset by certain foreign income taxed at lower rates.

Equity in earnings of unconsolidated affiliates, net of tax

Equity in earnings of unconsolidated affiliates, net of tax represents our proportionate share of the earnings and losses of unconsolidated affiliates with whom we have made equity method investments.

The following table shows equity in earnings of unconsolidated affiliates, net of tax for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	Three Month Change
Equity in earnings of unconsolidated affiliates, net of tax	4,997	(174)	5,171	2,972%

Equity in earnings of unconsolidated affiliates, net of tax for the three months ended March 31, 2016 increased compared to the three months ended March 31, 2015 primarily due to equity in earnings from our investment in 8point3 Operating Company, LLC, a subsidiary of 8point3 Energy Partners LP.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe that the judgments and estimates involved in the accounting for percentage-of-completion revenue recognition, accrued solar module collection and recycling, product warranties and manufacturing excursions, performance guarantees, accounting for income taxes, long-lived asset impairments, and goodwill have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2016.

Recent Accounting Pronouncements

See Note 3. “Recent Accounting Pronouncements” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of March 31, 2016, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities including the contracted portion of our advanced-stage project pipeline, availability under our Revolving Credit Facility considering minimum liquidity covenant requirements, and access to the capital markets will be sufficient to meet our working capital, systems project investment, and capital expenditure needs for at least the next 12 months. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. Additionally, we have an active shelf registration statement filed with the SEC for the issuance of debt or equity securities if needed.

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

As of March 31, 2016, we had $1.9 billion in cash, cash equivalents, and marketable securities compared to $1.8 billion as of December 31, 2015. Cash, cash equivalents, and marketable securities as of March 31, 2016 increased primarily as a result of a reduction in accounts receivable trade, net. As of March 31, 2016 and December 31, 2015, $1.5 billion of our cash, cash equivalents, and marketable securities were held by foreign subsidiaries and were generally based in U.S. dollar and Euro denominated holdings. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Our expanding systems business requires liquidity and is expected to continue to have significant liquidity requirements in the future. The net amount of our project assets, deferred project costs, billings in excess of costs and estimated earnings, and payments and billings for deferred project costs, which approximates our net capital investment in the development and construction of systems projects was $1.3 billion as of March 31, 2016. Solar power project development and construction cycles, which span the time between the identification of a site location and the commercial operation of a system, vary substantially and can take many years to mature. As a result of these long project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such projects. These up-front investments may include using our working capital, project financing, or availability under our Revolving Credit Facility to finance the construction of our systems projects. For example, we may have to complete, or substantially complete, the construction of a systems project before such project is sold. Delays in construction progress or in completing the sale of our systems projects that we are self-financing may also impact our liquidity. We have historically financed these up-front systems project investments primarily using working capital. In certain circumstances, we may need to finance construction costs exclusively using working capital, if project financing becomes unavailable due to market-wide, regional, or other concerns.

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

Additionally, we may elect to retain an ownership interest in certain systems projects after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a systems project at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of PV solar power system ownership, we may instead elect to temporarily own and operate such systems until we can sell the systems on economically attractive terms. As with traditional electricity generation assets, the selling price of a PV solar power system could be higher at or post-completion to reflect the elimination of construction and performance risks and other uncertainties. The decision to retain ownership of a system impacts liquidity depending upon the size and cost of the project. As of March 31, 2016, we had $102.2 million of PV solar power systems that have been placed in service. We may elect to enter into temporary or long-term project financing to reduce the impact on our liquidity and working capital. We also formed a limited partnership YieldCo vehicle described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Trends and Uncertainties – 8point3 Energy Partners LP” and may consider entering into tax equity or other arrangements with respect to ownership interests in certain of our projects, which could cause a portion of the economics of such projects to be recognized over time.

The following additional considerations have impacted or may impact our liquidity for the remainder of 2016 and beyond:

•
The amount of solar module inventory and BoS parts as of March 31, 2016 was $519.2 million. As we continue with the construction of our advanced-stage project pipeline, we must produce solar modules and procure BoS parts in the required volumes to support our planned construction schedules. As part of this construction cycle, we typically must manufacture modules or acquire the necessary BoS parts for construction activities in advance of receiving payment for such materials, which may temporarily reduce our liquidity. Once solar modules and BoS parts are installed in a project, such installed amounts are classified as either project assets, deferred project costs, PV solar power systems, or cost of sales depending upon whether the project is subject to a definitive sales contract and whether all revenue recognition criteria have been met. As of March 31, 2016, $260.9 million, or 72%, of our solar module inventory was either on-site or in-transit to our systems projects. All BoS parts are for our systems business projects.

•
The amount of accounts receivable, unbilled and retainage as of March 31, 2016 was $86.9 million, which included $68.5 million of unbilled amounts. These unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying construction contracts. Such construction costs have been funded with working capital, and the unbilled amounts are expected to be billed and collected from customers during the next 12 months. Once we meet the billing criteria under a construction contract, we bill our customers accordingly and reclassify the accounts receivable, unbilled and retainage to accounts receivable trade, net. The amount of accounts receivable, unbilled and retainage as of March 31, 2016 also included $18.4 million of retainage, which represents the portion of a systems project contract price earned by us for work performed, but held for payment by our customer as a form of security until we reach certain construction milestones. Such retainage amounts relate to construction costs incurred and construction work already performed.

•
We may commit working capital during the remainder of 2016 and beyond to acquire solar power projects in various stages of development, including advanced-stage projects with PPAs, and to continue developing those projects as necessary. Depending upon the size and stage of development, costs to acquire such solar power projects could be significant. When evaluating project acquisition opportunities, we consider both the strategic and financial benefits of any such acquisitions.

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

•
During the remainder of 2016, we expect to spend $250 million to $350 million for capital expenditures, including expenditures related to the manufacturing of new module technologies and upgrades to our existing machinery and equipment, which we believe will further increase our solar module conversion efficiencies.

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

Global sovereign debt problems and their impact on the balance sheets and lending practices of global banks could negatively impact our access to and cost of capital and therefore could have an adverse effect on our business, financial condition, results of operations, and competitive position. Such problems could also similarly affect our customers and therefore limit the demand for our systems projects or solar modules. As of March 31, 2016, our liquidity, marketable securities, and restricted investments have not been materially adversely impacted by the current credit environment, and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. However, we cannot predict with any certainty the impact on us of any further disruption in the current credit environment.

Cash Flows

The following table summarizes the key cash flow metrics for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$50,494	$(424,617)
Net cash used in investing activities	(110,647)	(290,633)
Net cash provided by financing activities	13,184	27,256
Effect of exchange rate changes on cash and cash equivalents	6,423	(14,152)
Net decrease in cash and cash equivalents	$(40,546)	$(702,146)

Operating Activities

Cash provided by operating activities was $50.5 million during the three months ended March 31, 2016 compared to $424.6 million of cash used in operating activities during the three months ended March 31, 2015. The increase in cash provided by operating activities was primarily driven by an increase in systems project net sales along with a favorable mix of lower cost projects, increased collections on our trade accounts receivable, and lower expenditures for project related assets financed with our working capital.

Investing Activities

Cash used in investing activities was $110.6 million during the three months ended March 31, 2016 compared to $290.6 million during the three months ended March 31, 2015. This decrease in cash used in investing activities was attributable to lower net purchases of marketable securities of $89.7 million during the three months ended March 31, 2016 compared to $197.4 million during the same period in 2015, a reduction in investments in affiliate notes receivable due to the completion of certain projects by our joint venture, and an increase in restricted cash.

Financing Activities

Cash provided by financing activities was $13.2 million during the three months ended March 31, 2016 compared to $27.3 million during the three months ended March 31, 2015. Cash provided by financing activities was primarily attributable to $13.7 million of excess tax benefits from share-based compensation arrangements and $16.6 million of incremental proceeds from borrowings under our project construction credit facilities in Chile and Japan, partially offset by $15.4 million of payments on long-term debt.

Contractual Obligations

Our contractual obligations have not materially changed since the end of 2015 other than in the ordinary course of business. See our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2016, we have no off-balance sheet debt or similar obligations, other than financial assurance related instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt. See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously provided under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2016.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition, results of operations, or cash flows. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, or cash flows. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

Item 5. Other Information

Chief Executive Officer and Chief Financial Officer Transition

On April 27, 2016, the Company announced the appointment of Mark R. Widmar as Chief Executive Officer, effective July 1, 2016. Mr. Widmar, who has served as Chief Financial Officer since he joined the Company in April 2011, will succeed James A. Hughes, who will serve the Company in an advisory role beginning July 1, 2016 and will remain on the Company’s Board of Directors. Mr. Widmar has also been appointed to the Company’s Board of Directors, effective July 1, 2016.

Mr. Widmar, age 50, joined First Solar in April 2011 as Chief Financial Officer and served as First Solar’s Chief Accounting Officer from February 2012 through June 2015. Mr. Widmar also serves as Chief Financial Officer and as a director on the board of the general partner of 8point3 Energy Partners LP (“8point3 Energy Partners”), the joint yieldco formed by First Solar and SunPower Corporation in 2015 to own and operate a portfolio of selected solar generation assets. Prior to joining First Solar, Mr. Widmar served as Chief Financial Officer of GrafTech International Ltd., a leading global manufacturer of advanced carbon and graphite materials, from May 2006 through March 2011, as well as President, Engineered Solutions from January 2011 through March 2011. Prior to joining GrafTech, Mr. Widmar served as Corporate Controller of NCR Inc. from 2005 to 2006, and was a Business Unit Chief Financial Officer for NCR from November 2002 to his appointment as Controller. He also served as a Division Controller at Dell, Inc. from August 2000 to November 2002 prior to joining NCR. Mr. Widmar also held various financial and managerial positions with Lucent Technologies Inc., Allied Signal, Inc., and Bristol Myers/Squibb, Inc. He began his career in 1987 as an accountant with Ernst & Young. Mr. Widmar holds a Bachelor of Science in Business Accounting and a Masters of Business Administration from Indiana University. Mr. Widmar is not a party to any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. He is not expected to serve on any board committee and has no family relationships with any other director or executive officer of the Company.

On April 27, 2016, the Company and Mr. Widmar entered into an amendment, effective as of July 1, 2016, to the employment agreement between the Company and Mr. Widmar dated March 15, 2011, reflecting Mr. Widmar’s appointment as Chief Executive Officer and (i) increasing Mr. Widmar’s current annual base salary from $550,000 to $750,000, (ii) increasing Mr. Widmar’s current annual bonus target from 100% to 125%, and (iii) granting Mr. Widmar 25,000 restricted stock units under the Company’s 2015 Omnibus Incentive Compensation Plan, such grant to be effective as of July 1, 2016 and subject to vesting in equal installments on each of the first four anniversaries of the grant date, and (iv) increasing Mr. Widmar’s severance period from 12 months to 24 months. In addition, the amendment increases the restricted period under Mr. Widmar’s Noncompetition and Nonsolicitation Agreement with the Company, dated as of March 15, 2011, from 12 months to 24 months. Further, the amendment provides that, under Mr. Widmar’s Change-in-Control Severance Agreement with the Company, dated as of April 4, 2011, and amended as of August 1, 2013, the vesting of Mr. Widmar’s equity awards granted on or after July 1, 2016 will accelerate only if he incurs a “Qualifying Termination” in connection with the change in control. Under Mr. Widmar’s Change-in-Control Severance Agreement, as amended, a “Qualifying Termination” generally means a termination of Mr. Widmar’s employment within two years following a change in control, either by the Company without “cause” (other than due to death or disability) or by Mr. Widmar for “good reason” (as such terms are defined in the agreement). All other terms of Mr. Widmar’s employment remain unchanged.

On April 26, 2016, the Company and Mr. Hughes entered into an amendment, effective as of June 30, 2016, to the employment agreement between the Company and Mr. Hughes dated March 14, 2012, reflecting Mr. Hughes’ role as an advisor to the Company and providing for a base salary of $500,000 in respect of such service. Mr. Hughes will also be eligible for a prorated 2016 bonus with respect to the January 1, 2016 to June 30, 2016 period, subject to his continued employment through June 30, 2016 and achievement of the applicable performance targets determined in respect of such six-month period. Under the amendment, if Mr. Hughes incurs an involuntary termination and he signs an effective release of claims, he will be entitled to receive a lump sum payment equal to his remaining base salary payments for the term, as well as vesting credit through the end of the term for his outstanding restricted stock unit awards, as if he had remained employed through the end of the term. In connection with the amendment, Mr. Hughes’ Change-in-Control Severance Agreement, dated as of March 19, 2012, and amended as of August 1, 2013, was terminated. His Noncompetition and Nonsolicitation Agreement with the Company, dated as of March 19, 2012, and amended as of May 3, 2012, remains in effect.

Alexander R. Bradley will serve as interim Chief Financial Officer, from July 1, 2016 until such time as the Company appoints a permanent successor. Mr. Bradley, age 35, currently serves as Vice President, Treasury and Project Finance for the Company and is responsible for global debt, equity, and tax equity financings, project structuring and project sales, as well as global treasury. Mr. Bradley also serves as a vice president of operations for the general partner of 8point3 Energy Partners. Mr. Bradley has led or supported the structuring, sale, and financing of over $10 billion and approximately 2.7 GW of the Company’s worldwide development assets, including several of the largest photovoltaic power plant projects in North America. Mr. Bradley’s professional experience includes more than 10 years in investment banking, mergers and acquisitions, project finance, and business development in the United States and internationally. Prior to joining the Company in May 2008, Mr. Bradley worked at HSBC in investment banking and leveraged finance, in London and New York, covering the energy and utilities sector. He received his Master of Arts from the University of Edinburgh, Scotland. Mr. Bradley is not a party to any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. He is not expected to serve on any board committee and has no family relationships with any other director or executive officer of the Company.

The foregoing descriptions of the amendment to Mr. Widmar’s employment agreement, Noncompetition and Nonsolicitation Agreement, and Change-in-Control Severance Agreement, and the amendment to Mr. Hughes’ employment agreement, are qualified in their entirety by reference to the full text of such amendments, which are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Form 10-Q and are incorporated by reference herein.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1
Amendment to Employment Agreement and Non-Competition and Non-Solicitation Agreement and Second Amendment to Change-in-Control Severance Agreement, effective as of July 1, 2016, between First Solar, Inc. and Mark Widmar

10.2	Second Amendment to Employment Agreement, effective as of June 30, 2016, between First Solar, Inc. and James Hughes
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

FIRST SOLAR, INC.
Date: April 27, 2016	By:	/s/ BRYAN SCHUMAKER
Bryan Schumaker
Chief Accounting Officer