Form 10-Q
period 2016-06-30
FIRST SOLAR, INC.
filed 2016-08-04
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

As of July 29, 2016, 102,359,553 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$934,381	$896,217	$1,782,865	$1,365,426
Cost of sales	743,216	731,734	1,328,755	1,161,962
Gross profit	191,165	164,483	454,110	203,464
Operating expenses:
Research and development	32,931	29,479	63,118	64,235
Selling, general and administrative	63,776	70,901	131,279	138,589
Production start-up	55	6,970	55	13,620
Restructuring and asset impairments	85,532	—	85,532	—
Total operating expenses	182,294	107,350	279,984	216,444
Operating income (loss)	8,871	57,133	174,126	(12,980)
Foreign currency loss, net	(2,723)	(2,957)	(5,963)	(3,178)
Interest income	6,529	6,058	12,935	11,122
Interest expense, net	(7,151)	(826)	(11,793)	(1,020)
Other income (expense), net	6,753	(792)	42,306	(2,051)
Income (loss) before taxes and equity in earnings of unconsolidated affiliates	12,279	58,616	211,611	(8,107)
Income tax (expense) benefit	(9,047)	33,340	(42,811)	39,320
Equity in earnings of unconsolidated affiliates, net of tax	10,176	1,929	15,173	1,755
Net income	$13,408	$93,885	$183,973	$32,968
Net income per share:
Basic	$0.13	$0.93	$1.80	$0.33
Diluted	$0.13	$0.92	$1.78	$0.33
Weighted-average number of shares used in per share calculations:
Basic	102,287	100,852	102,070	100,615
Diluted	103,875	101,607	103,281	101,631

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$13,408	$93,885	$183,973	$32,968
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,325)	2,495	3,217	(12,898)
Unrealized gain (loss) on marketable securities and restricted investments	29,630	(60,640)	35,596	(22,353)
Unrealized gain (loss) on derivative instruments	2,240	(341)	2,346	(1,901)
Other comprehensive income (loss), net of tax	29,545	(58,486)	41,159	(37,152)
Comprehensive income (loss)	$42,953	$35,399	$225,132	$(4,184)

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$916,660	$1,126,826
Marketable securities	750,779	703,454
Accounts receivable trade, net	369,135	500,629
Accounts receivable, unbilled and retainage	172,892	59,171
Inventories	384,504	380,424
Balance of systems parts	92,796	136,889
Deferred project costs	112,512	187,940
Notes receivable, affiliate	372	1,276
Prepaid expenses and other current assets	276,971	248,977
Total current assets	3,076,621	3,345,586
Property, plant and equipment, net	1,268,267	1,284,136
PV solar power systems, net	410,759	93,741
Project assets and deferred project costs	1,247,114	1,111,137
Deferred tax assets, net	351,714	357,693
Restricted cash and investments	414,019	333,878
Investments in unconsolidated affiliates and joint ventures	427,243	399,805
Goodwill	78,888	84,985
Other intangibles, net	68,218	110,002
Inventories	103,885	107,759
Notes receivable, affiliates	22,254	17,887
Other assets	75,038	69,722
Total assets	$7,544,020	$7,316,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$263,062	$337,668
Income taxes payable	1,518	1,330
Accrued expenses	354,525	409,452
Current portion of long-term debt	71,591	38,090
Billings in excess of costs and estimated earnings	110,514	87,942
Payments and billings for deferred project costs	94,316	28,580
Other current liabilities	56,503	57,738
Total current liabilities	952,029	960,800
Accrued solar module collection and recycling liability	167,740	163,407
Long-term debt	161,839	251,325
Other liabilities	457,767	392,312
Total liabilities	1,739,375	1,767,844
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 102,349,660 and 101,766,797 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	102	102
Additional paid-in capital	2,773,821	2,742,795
Accumulated earnings	2,974,083	2,790,110
Accumulated other comprehensive income	56,639	15,480
Total stockholders’ equity	5,804,645	5,548,487
Total liabilities and stockholders’ equity	$7,544,020	$7,316,331

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$183,973	$32,968
Adjustments to reconcile net income to cash used in operating activities:
Depreciation, amortization and accretion	115,079	129,157
Impairment of long-lived assets, intangible assets and goodwill	82,536	6,924
Share-based compensation	18,571	20,933
Equity in earnings of unconsolidated affiliates, net of tax	(15,173)	(1,755)
Remeasurement of monetary assets and liabilities	(4,062)	6,283
Deferred income taxes	(3,182)	(24,822)
Excess tax benefits from share-based compensation arrangements	(28,108)	(16,352)
Gain on sales of marketable securities and restricted investments	(37,804)	—
Other, net	875	492
Changes in operating assets and liabilities:
Accounts receivable, trade, unbilled and retainage	8,333	(135,053)
Prepaid expenses and other current assets	(51,921)	(7,116)
Inventories and balance of systems parts	42,867	56,390
Project assets and deferred project costs	(344,385)	(421,836)
Other assets	(9,093)	(13,208)
Accounts payable	(74,569)	70,936
Income taxes payable	27,723	(54,149)
Accrued expenses and other liabilities	59,644	(82,740)
Accrued solar module collection and recycling liability	3,915	(2,070)
Net cash used in operating activities	(24,781)	(435,018)
Cash flows from investing activities:
Purchases of property, plant and equipment	(130,139)	(94,111)
Purchases of marketable securities and restricted investments	(299,719)	(394,313)
Proceeds from sales and maturities of marketable securities and restricted investments	253,420	199,459
Distributions received from equity method investments	1,502	238,980
Investments in notes receivable, affiliates	(4,600)	(45,288)
Payments received on notes receivable, affiliate	52	16,277
Change in restricted cash	35,264	(13,551)
Other investing activities	(4,928)	(10,231)
Net cash used in investing activities	(149,148)	(102,778)
Cash flows from financing activities:
Repayment of long-term debt	(85,830)	(25,575)
Proceeds from borrowings under long-term debt, net of discounts and issuance costs	19,829	122,942
Repayment of sale-leaseback financing	(3,502)	(1,904)
Proceeds from sale-leaseback financing	—	44,718
Excess tax benefits from share-based compensation arrangements	28,108	16,352
Contingent consideration payments and other financing activities	(111)	(12,960)
Net cash (used in) provided by financing activities	(41,506)	143,573
Effect of exchange rate changes on cash and cash equivalents	5,269	(12,687)
Net decrease in cash and cash equivalents	(210,166)	(406,910)
Cash and cash equivalents, beginning of the period	1,126,826	1,482,054
Cash and cash equivalents, end of the period	$916,660	$1,075,144
Supplemental disclosure of noncash investing and financing activities:
Equity interests retained from the partial sale of project assets	$(7,549)	$126,079
Property, plant and equipment acquisitions funded by liabilities	$20,797	$34,022
Acquisitions currently or previously funded by liabilities and contingent consideration	$23,803	$27,398

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of First Solar management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any other period. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K, which has been filed with the SEC.

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

The following tables present the effect of the aforementioned revisions on our condensed consolidated statements of operations for the three and six months ended June 30, 2015 (in thousands, except per share amounts):

	Three Months Ended June 30, 2015
	As Reported	Adjustment	As Revised
Foreign currency loss, net	$(2,352)	$(605)	$(2,957)
Income before taxes and equity in earnings of unconsolidated affiliates	59,221	(605)	58,616
Net income	94,490	(605)	93,885
Comprehensive income	36,004	(605)	35,399

Basic net income per share	$0.94	$(0.01)	$0.93
Diluted net income per share	$0.93	$(0.01)	$0.92

	Six Months Ended June 30, 2015
	As Reported	Adjustment	As Revised
Foreign currency loss, net	$(3,948)	$770	$(3,178)
Loss before taxes and equity in earnings of unconsolidated affiliates	(8,877)	770	(8,107)
Net income	32,198	770	32,968
Comprehensive loss	(4,954)	770	(4,184)

Basic net income per share	$0.32	$0.01	$0.33
Diluted net income per share	$0.32	$0.01	$0.33

The following table presents the effect of the aforementioned revisions on our condensed consolidated statement of cash flows for the six months ended June 30, 2015 (in thousands):

	Six Months Ended June 30, 2015
	As Reported	Adjustment	As Revised
Net income	$32,198	$770	$32,968
Adjustments to reconcile net income to cash used in operating activities:
Remeasurement of monetary assets and liabilities	7,053	(770)	6,283
Net cash used in operating activities	(435,018)	—	(435,018)

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

We monitor our investments, which are included in “Investments in unconsolidated affiliates and joint ventures” in the accompanying condensed consolidated balance sheets, for impairment and record reductions in their carrying values if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an other-than-temporary impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of an investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. We recorded no impairment losses related to our cost and equity method investments during the three and six months ended June 30, 2016 and 2015.

See Note 2. “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete summary of our significant accounting policies.

3. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. An entity has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted for periods beginning after December 15, 2016. We are currently evaluating our method and timing of adoption and the impact ASU 2014-09 will have on our consolidated financial statements and associated disclosures.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. ASU 2016-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and early adoption is permitted for certain provisions of the guidance. We are currently evaluating the impact ASU 2016-01 will have on our consolidated financial statements and associated disclosures.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), to provide financial statement users with more useful information about expected credit losses. ASU 2016-13 also changes how entities measure credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2019, and early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact ASU 2016-13 will have on our consolidated financial statements and associated disclosures.

4. Restructuring and Asset Impairments

In June 2016, our executive management elected to reallocate our crystalline silicon module production capacity to support a new assembly line dedicated to our recently announced Series 5 cadmium telluride (“CdTe”) module offering. As a result, we are ending production of our crystalline silicon modules to focus on our core CdTe module technology and utility-scale PV solar power systems. The majority of our crystalline silicon module manufacturing associates are expected to be redeployed to the new Series 5 assembly line, which is expected to be operational in early 2017.

In connection with these restructuring activities, we incurred charges of $84.6 million during the three months ended June 30, 2016, which included (i) $35.5 million of impairment charges related to certain crystalline silicon module manufacturing equipment considered abandoned for accounting purposes; (ii) $35.8 million of impairment charges for developed technology intangible assets associated with our crystalline silicon module technology; (iii) $6.1 million of goodwill impairment charges from the disposal of our crystalline silicon components reporting unit; and (iv) $7.2 million of miscellaneous charges related to certain contract manufacturing agreements and the write-off of operating supplies. All amounts associated with these charges related to our components segment and were classified as “Restructuring and asset impairments” on our condensed consolidated statements of operations. We expect to incur up to $10.0 million of additional charges as we complete these restructuring activities during the remainder of 2016.

During the three months ended June 30, 2016, we also incurred charges of $0.9 million for severance benefits to terminated employees associated with restructuring activities unrelated to the end of our crystalline silicon module production.

5. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Cash and cash equivalents:
Cash	$916,486	$1,126,496
Cash equivalents:
Money market funds	174	330
Total cash and cash equivalents	916,660	1,126,826
Marketable securities:
Foreign debt	710,779	663,454
Time deposits	40,000	40,000
Total marketable securities	750,779	703,454
Total cash, cash equivalents, and marketable securities	$1,667,439	$1,830,280

We classify our marketable securities as available-for-sale. Accordingly, we record them at fair value and account for the net unrealized gains and losses as part of “Accumulated other comprehensive income” until realized. We record realized gains and losses on the sale of our marketable securities in “Other income (expense), net” computed using the specific identification method. During the three and six months ended June 30, 2016 and 2015, we realized no gains or losses on the sale of our marketable securities. See Note 9. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

As of June 30, 2016 and December 31, 2015, we identified two investments totaling $45.1 million and $31.5 million, respectively, that had been in a loss position for a period of time greater than 12 months with unrealized losses of less than $0.1 million. The unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase. Based on the underlying credit quality of the investments, we do not intend to sell these securities prior to the recovery of our cost basis. Therefore, we did not consider these securities to be other-than-temporarily impaired. All of our available-for-sale marketable securities are subject to a periodic impairment review. We did not identify any of our marketable securities as other-than-temporarily impaired as of June 30, 2016 and December 31, 2015.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign debt	$708,916	$2,128	$265	$710,779
Time deposits	40,000	—	—	40,000
Total	$748,916	$2,128	$265	$750,779

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign debt	$665,900	$9	$2,455	$663,454
Time deposits	40,000	—	—	40,000
Total	$705,900	$9	$2,455	$703,454

The contractual maturities of our marketable securities as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	As of June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$280,542	$62	$124	$280,480
One year to two years	239,539	525	82	239,982
Two years to three years	228,835	1,541	59	230,317
Total	$748,916	$2,128	$265	$750,779

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$290,377	$9	$406	$289,980
One year to two years	228,492	—	1,183	227,309
Two years to three years	187,031	—	866	186,165
Total	$705,900	$9	$2,455	$703,454

The net unrealized gains of $1.9 million and the net unrealized losses of $2.4 million on our marketable securities as of June 30, 2016 and December 31, 2015, respectively, were primarily the result of changes in interest rates relative to rates at the time of purchase. Our investment policy requires marketable securities to be highly rated and limits the security types, issuer concentration, and duration to maturity of our marketable securities portfolio.

The following tables show gross unrealized losses and estimated fair values for those marketable securities that were in an unrealized loss position as of June 30, 2016 and December 31, 2015, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of June 30, 2016
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign debt	$175,111	$234	$45,131	$31	$220,242	$265
Total	$175,111	$234	$45,131	$31	$220,242	$265

	As of December 31, 2015
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign debt	$629,033	$2,386	$31,491	$69	$660,524	$2,455
Total	$629,033	$2,386	$31,491	$69	$660,524	$2,455

6. Restricted Cash and Investments

Restricted cash and investments consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Restricted cash	$4,830	$7,764
Restricted investments	409,189	326,114
Total restricted cash and investments (1)	$414,019	$333,878

(1)	There was an additional $40.5 million and $72.5 million of restricted cash included within prepaid expenses and other current assets at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016, our restricted cash consisted of deposits held by various banks to secure certain of our letters of credit and deposits designated for the construction of systems projects and payment of amounts related to project construction credit facilities. Restricted cash for our letters of credit is classified as current or noncurrent based on the maturity date of the corresponding letter of credit. See Note 13. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion relating to letters of credit. Restricted cash for project construction and financing is classified as current or noncurrent based on the projected use of the restricted funds.

At June 30, 2016 and December 31, 2015, our restricted investments consisted of long-term marketable securities that were held in custodial accounts to fund the estimated future costs of collecting and recycling modules covered under our solar module collection and recycling program. We classify our restricted investments as available-for-sale. Accordingly, we record them at fair value and account for the net unrealized gains and losses as a part of “Accumulated other comprehensive income” until realized. We record realized gains and losses on the sale of our restricted investments in “Other income (expense), net” computed using the specific identification method. During the three months ended June 30, 2016, we realized no gains on the sale of our restricted investments. During the six months ended June 30, 2016, we realized gains of $37.8 million on the sale of certain restricted investments as part of an effort to align the currencies of the investments with those of the corresponding collection and recycling liabilities. Restricted investments are classified as noncurrent as the underlying accrued solar module collection and recycling liabilities are also noncurrent in nature. See Note 9. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted investments.

As necessary, we fund any incremental amounts for our estimated collection and recycling obligations within 90 days of the end of each year. We determine the funding requirement, if any, based on estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted investments, and an estimated solar module life of 25 years less amounts already funded in prior years. No incremental funding was required in 2016 for covered module sales in 2015. To ensure that these funds will be available in the future regardless of any potential adverse changes in our financial condition (even in the case of our own insolvency), we have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc. (“FSI”), First Solar Malaysia Sdn. Bhd. (“FS Malaysia”), and First Solar Manufacturing GmbH are grantors. Only the trustee can distribute funds from the custodial accounts, and these funds cannot be accessed for any purpose other than to cover qualified costs of module collection and recycling, either by us or a third party performing the required collection and recycling services. Investments in these custodial accounts must meet certain investment quality criteria comparable to highly rated government or agency bonds. We closely monitor our exposure to European markets and maintain holdings primarily consisting of German and French sovereign debt securities that are not currently at risk of default.

The following tables summarize the unrealized gains and losses related to our restricted investments, by major security type, as of June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$116,826	$90,112	$—	$206,938
U.S. government obligations	169,847	32,404	—	202,251
Total	$286,673	$122,516	$—	$409,189

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$177,507	$75,670	$—	$253,177
U.S. government obligations	61,228	11,709	—	72,937
Total	$238,735	$87,379	$—	$326,114

As of June 30, 2016 and December 31, 2015, the contractual maturities of our restricted investments were between 12 years and 21 years.

7. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Accounts receivable trade, gross	$369,135	$500,631
Allowance for doubtful accounts	—	(2)
Accounts receivable trade, net	$369,135	$500,629

At June 30, 2016 and December 31, 2015, $35.1 million and $21.5 million, respectively, of our accounts receivable trade, net were secured by letters of credit, bank guarantees, or other forms of financial security issued by creditworthy financial institutions.

Accounts receivable, unbilled and retainage

Accounts receivable, unbilled and retainage consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Accounts receivable, unbilled	$153,864	$40,205
Retainage	19,028	18,966
Accounts receivable, unbilled and retainage	$172,892	$59,171

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

Inventories

Inventories consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$165,046	$159,078
Work in process	14,630	19,736
Finished goods	308,713	309,369
Inventories	$488,389	$488,183
Inventories – current	$384,504	$380,424
Inventories – noncurrent (1)	$103,885	$107,759

(1)
As needed, we may purchase a critical raw material that is used in our core production process in quantities that exceed anticipated consumption within our normal operating cycle (which is 12 months). We classify such raw materials that we do not expect to consume within our normal operating cycle as noncurrent.

Balance of systems parts

Balance of systems parts were $92.8 million and $136.9 million as of June 30, 2016 and December 31, 2015, respectively, and represented mounting, electrical, and other construction parts purchased for PV solar power systems to be constructed or currently under construction, which we held title to and were not yet installed in a system. Such construction parts included items such as posts, tilt brackets, tables, harnesses, combiner boxes, inverters, cables, tracker equipment, and other parts we may purchase or assemble for the systems we construct. We carry these parts at the lower of cost or net realizable value, with such value being based primarily on recoverability through installation in a system or recoverability through a sales agreement. Balance of systems parts do not include any solar modules that we manufacture.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Value added tax receivables	$69,082	$51,473
Prepaid expenses	62,894	74,990
Derivative instruments	4,433	2,691
Restricted cash	40,510	72,526
Other current assets	100,052	47,297
Prepaid expenses and other current assets	$276,971	$248,977

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Land	$8,729	$12,063
Buildings and improvements	411,490	410,898
Machinery and equipment	1,809,714	1,824,717
Office equipment and furniture	151,163	144,773
Leasehold improvements	55,515	50,546
Construction in progress	126,749	37,734
Stored assets (1)	138,727	138,954
Property, plant and equipment, gross	2,702,087	2,619,685
Less: accumulated depreciation	(1,433,820)	(1,335,549)
Property, plant and equipment, net	$1,268,267	$1,284,136

(1)
Consists of machinery and equipment (“stored assets”) that were originally purchased for installation in our previously planned manufacturing capacity expansions. We intend to install and place the stored assets into service when such assets are required or beneficial to our existing installed manufacturing capacity or when market demand supports additional or market-specific manufacturing capacity. During the six months ended June 30, 2016, we transferred $0.2 million of stored assets to our manufacturing facility in Perrysburg, Ohio for use in the production of solar modules. As the remaining stored assets are neither in the condition nor location to produce modules as intended, we will not begin depreciation until such assets are placed into service. The stored assets are evaluated for impairment under a held and used impairment model whenever events or changes in business circumstances arise, including consideration of technological obsolescence, that may indicate that the carrying amount of our long-lived assets may not be recoverable. We ceased the capitalization of interest on our stored assets once they were physically received from the related machinery and equipment vendors.

Depreciation of property, plant and equipment was $52.5 million and $107.0 million for the three and six months ended June 30, 2016, respectively, and $62.5 million and $124.0 million for the three and six months ended June 30, 2015, respectively.

PV solar power systems, net

PV solar power systems, net consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
PV solar power systems, gross	$417,486	$97,991
Accumulated depreciation	(6,727)	(4,250)
PV solar power systems, net	$410,759	$93,741

During the six months ended June 30, 2016, we placed $318.5 million of projects into service, including certain projects in Chile and India. Depreciation of PV solar power systems was $1.3 million and $2.5 million for the three and six months ended June 30, 2016, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2015, respectively.

Capitalized interest

The cost of constructing facilities, equipment, and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest were as follows during the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest cost incurred	$(8,473)	$(4,749)	$(14,368)	$(8,226)
Interest cost capitalized – property, plant and equipment	831	295	1,067	862
Interest cost capitalized – project assets	491	3,628	1,508	6,344
Interest expense, net	$(7,151)	$(826)	$(11,793)	$(1,020)

Project assets and deferred project costs

Project assets primarily consist of costs related to solar power projects in various stages of development that are capitalized prior to entering into a definitive sales agreement for the projects, including projects that may have begun commercial operation under power purchase agreements (“PPAs”) and are actively marketed and intended to be sold. These project related costs include costs for land, development, and construction of a PV solar power system. Development costs may include legal, consulting, permitting, interconnection, and other similar costs. Once we enter into a definitive sales agreement, we reclassify project assets to deferred project costs on our condensed consolidated balance sheets until the sale is completed and we have met all of the criteria to recognize the sale as revenue, which is typically subject to real estate revenue recognition requirements. We expense project assets and deferred project costs to cost of sales after each respective project is sold to a customer and all revenue recognition criteria have been met (matching the expensing of costs to the underlying revenue recognition method). In addition, we present all expenditures related to the development and construction of project assets or deferred project costs, whether fully or partially owned, as a component of cash flows from operating activities. We classify project assets as noncurrent due to the nature of solar power projects (long-lived assets) and the time required to complete all activities to develop, construct, and sell projects, which is typically longer than 12 months.

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

Project assets and deferred project costs consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Project assets – development costs, including project acquisition and land costs	$379,977	$436,375
Project assets – construction costs	828,337	674,762
Project assets	1,208,314	1,111,137
Deferred project costs – current	112,512	187,940
Deferred project costs – noncurrent	38,800	—
Deferred project costs	151,312	187,940
Total project assets and deferred project costs	$1,359,626	$1,299,077

Other assets

Other assets consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Notes receivable (1)	$7,782	$12,648
Income taxes receivable	4,204	4,071
Deferred rent	33,050	23,317
Other	30,002	29,686
Other assets	$75,038	$69,722

(1)
In April 2009, we entered into a credit facility agreement with a solar power project entity of one of our customers for an available amount of €17.5 million to provide financing for a PV solar power system. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8.0% per annum payable quarterly with the full amount due in December 2026. As of June 30, 2016 and December 31, 2015, the balance on the credit facility was €7.0 million ($7.8 million and $7.6 million, respectively, at the balance sheet dates). In February 2014, we entered into a convertible loan agreement with a strategic entity for an available amount of up to $5.0 million. As of December 31, 2015, the balance outstanding on the convertible loan was $5.0 million, which we converted into an equity interest in the entity in January 2016.

Goodwill

Goodwill, summarized by relevant reporting unit, consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	December 31, 2015	Acquisitions (Impairments)	June 30, 2016
CdTe components	$403,420	$—	$403,420
Crystalline silicon components	6,097	—	6,097
Systems	68,833	—	68,833
Accumulated impairment losses	(393,365)	(6,097)	(399,462)
Total	$84,985	$(6,097)	$78,888

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. We do not amortize goodwill, but instead are required to test goodwill for impairment at least annually. If necessary, we would record any impairment in accordance with ASC 350, Intangibles – Goodwill and Other. We perform impairment tests between scheduled annual tests in the fourth quarter if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value. During the three months ended June 30, 2016, we impaired $6.1 million of goodwill associated with our crystalline silicon components reporting unit as a result of the decision to end the related manufacturing operations. See Note 4. “Restructuring and Asset Impairments” to our condensed consolidated financial statements for further discussion relating to these restructuring activities.

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

The following tables summarize our intangible assets at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Amount
Patents	$6,070	$(2,219)	$—	$3,851
Developed technology	114,596	(14,387)	(35,842)	64,367
Total	$120,666	$(16,606)	$(35,842)	$68,218

	December 31, 2015
	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Amount
Patents	6,070	$(1,824)	$—	$4,246
Developed technology	114,565	(8,809)	—	105,756
Total	$120,635	$(10,633)	$—	$110,002

During the three months ended June 30, 2016, we impaired $35.8 million of developed technology intangible assets acquired in our TetraSun acquisition as a result of the decision to end the related crystalline silicon manufacturing operations. See Note 4. “Restructuring and Asset Impairments” to our condensed consolidated financial statements for further discussion relating to these restructuring activities. Amortization expense for our intangible assets was $3.0 million and $6.0 million for the three and six months ended June 30, 2016, respectively, and $2.2 million and $3.2 million for the three and six months ended June 30, 2015, respectively.

Accrued expenses

Accrued expenses consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Accrued compensation and benefits	$37,041	$63,699
Accrued property, plant and equipment	10,410	7,808
Accrued inventory and balance of systems parts	33,628	53,542
Accrued project assets and deferred project costs	152,333	145,695
Product warranty liability (1)	37,926	38,468
Accrued expenses in excess of normal product warranty liability and related expenses (1)	4,599	5,040
Other	78,588	95,200
Accrued expenses	$354,525	$409,452

(1)
See Note 13. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion of “Product warranty liability” and “Accrued expenses in excess of normal product warranty liability and related expenses.”

Billings in excess of costs and estimated earnings

Billings in excess of costs and estimated earnings was $110.5 million and $87.9 million at June 30, 2016 and December 31, 2015, respectively, and represented billings made or payments received in excess of revenue recognized on contracts accounted for under the percentage-of-completion method. Typically, billings are made based on the completion of certain construction milestones as provided for in the sales arrangement, and the timing of revenue recognition may be different from when we can bill or collect from a customer.

Payments and billings for deferred project costs

Payments and billings for deferred project costs was $94.3 million and $28.6 million at June 30, 2016 and December 31, 2015, respectively, and represented customer payments received or customer billings made under the terms of solar power project related sales contracts for which all revenue recognition criteria for real estate transactions have not yet been met. The associated solar power project costs are included within deferred project costs. We classify such amounts as current if all revenue recognition criteria are expected to be met within the next 12 months, consistent with the classification of the associated deferred project costs.

Other current liabilities

Other current liabilities consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Deferred revenue	$22,568	$17,957
Derivative instruments	8,408	16,450
Contingent consideration (1)	8,930	9,233
Financing liability (2)	5,260	5,277
Other	11,337	8,821
Other current liabilities	$56,503	$57,738

(1)	See Note 13. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion.

(2)
See Note 10. “Investments in Unconsolidated Affiliates and Joint Ventures” to our condensed consolidated financial statements for further discussion of the financing liabilities associated with our leaseback of the Maryland Solar project.

Other liabilities

Other liabilities consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Product warranty liability (1)	$212,445	$193,283
Other taxes payable	66,681	66,549
Contingent consideration (1)	14,873	8,756
Liability in excess of normal product warranty liability and related expenses (1)	15,040	19,565
Financing liability (2)	34,159	36,706
Other	114,569	67,453
Other liabilities	$457,767	$392,312

(1)
See Note 13. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion on “Product warranty liability,” “Contingent consideration,” and “Liability in excess of normal product warranty liability and related expenses.”

(2)
See Note 10. “Investments in Unconsolidated Affiliates and Joint Ventures” to our condensed consolidated financial statements for further discussion of the financing liabilities associated with our leaseback of the Maryland Solar project.

8. Derivative Financial Instruments

As a global company, we are exposed in the normal course of business to interest rate and foreign currency risks that could affect our financial position, results of operations, and cash flows. We use derivative instruments to hedge against these risks and only hold such instruments for hedging purposes, not for speculative or trading purposes.

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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$—	$181	$319
Total derivatives designated as hedging instruments	$—	$181	$319

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$4,433	$8,227	$—
Total derivatives not designated as hedging instruments	$4,433	$8,227	$—
Total derivative instruments	$4,433	$8,408	$319

	December 31, 2015
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$—	$132	$285
Cross-currency swap contract	—	6,909	13,835
Interest rate swap contract	—	16	—
Total derivatives designated as hedging instruments	$—	$7,057	$14,120

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$2,691	$9,393	$—
Total derivatives not designated as hedging instruments	$2,691	$9,393	$—
Total derivative instruments	$2,691	$16,450	$14,120

The impact of offsetting balances associated with derivative instruments designated as hedging instruments is shown below (in thousands):

	June 30, 2016
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$(500)	—	(500)	—	—	$(500)

	December 31, 2015
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$(417)	—	(417)	—	—	$(417)
Cross-currency swap contract	$(20,744)	—	(20,744)	—	—	$(20,744)
Interest rate swap contract	$(16)	—	(16)	—	—	$(16)

The following tables present the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015 (in thousands):

	Foreign Exchange Forward Contracts	Interest Rate Swap Contract	Cross Currency Swap Contract	Total
Balance in accumulated other comprehensive income (loss) at December 31, 2015	$162	$(16)	$(2,017)	$(1,871)
Amounts recognized in other comprehensive income (loss)	371	(2)	5,108	5,477
Amounts reclassified to earnings impacting:
Foreign currency loss, net	—	—	(4,896)	(4,896)
Interest expense, net	—	18	1,805	1,823
Balance in accumulated other comprehensive income (loss) at June 30, 2016	$533	$—	$—	$533

Balance in accumulated other comprehensive income (loss) at December 31, 2014	$6,621	$(210)	$(3,399)	$3,012
Amounts recognized in other comprehensive income (loss)	973	23	(4,268)	(3,272)
Amounts reclassified to earnings impacting:
Net sales	(352)	—	—	(352)
Cost of sales	(4,599)	—	—	(4,599)
Foreign currency loss, net	—	—	4,766	4,766
Interest expense, net	—	109	134	243
Balance in accumulated other comprehensive income (loss) at June 30, 2015	$2,643	$(78)	$(2,767)	$(202)

We recorded no amounts related to ineffective portions of our derivative instruments designated as cash flow hedges during the three and six months ended June 30, 2016 and 2015. We recognized unrealized losses of $0.2 million and $0.4 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within “Other income (expense), net” during the three and six months ended June 30, 2016, respectively. We recognized unrealized gains of $0.2 million and $0.5 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within “Other income (expense), net” during the three and six months ended June 30, 2015, respectively.

The following table presents amounts related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	2016	2015	2016	2015
Foreign exchange forward contracts	Foreign currency loss, net	$(5,596)	$333	$(22,977)	$(7,984)
Foreign exchange forward contracts	Cost of sales	$—	$(4,553)	$—	$9,963

Interest Rate Risk

We use cross-currency swap and interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use such swap contracts for speculative or trading purposes.

On September 30, 2011, we entered into a cross-currency swap contract to hedge the floating rate foreign currency denominated loan under our Malaysian Ringgit Facility Agreement. This swap had an initial notional value of Malaysian ringgit (“MYR”) MYR 465.0 million and entitled us to receive a three-month floating Kuala Lumpur Interbank Offered Rate (“KLIBOR”) interest rate while requiring us to pay a U.S. dollar fixed rate of 3.495%. Additionally, this swap hedged the foreign currency risk of the Malaysian ringgit denominated principal and interest payments as we made swap payments in U.S. dollars and received swap payments in Malaysian ringgits at a fixed exchange rate of 3.19 MYR to USD. This swap qualified for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. The notional amount of the swap declined in line with our scheduled principal payments on the underlying hedged debt. In June 2016, we paid the remaining principal on the Malaysian Ringgit Facility Agreement and closed the corresponding cross-currency swap contract. As of December 31, 2015, the notional value of this cross-currency swap contract was MYR 232.6 million ($54.2 million).

On May 29, 2009, we entered into an interest rate swap contract to hedge a portion of the floating rate loans under our Malaysian Credit Facility, which became effective on September 30, 2009 with an initial notional value of €57.3 million and pursuant to which we were entitled to receive a six-month floating Euro Interbank Offered Rate (“EURIBOR”) interest rate while being required to pay a fixed rate of 2.80%. The derivative instrument qualified for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. The notional amount of the interest rate swap contract declined in line with our scheduled principal payments on the underlying hedged debt. In March 2016, we paid the remaining principal on the Malaysian Credit Facility and closed the corresponding interest rate swap contract. As of December 31, 2015, the notional value of the interest rate swap contract was €2.2 million ($2.4 million).

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of June 30, 2016 and December 31, 2015, these foreign exchange forward contracts hedged our forecasted cash flows for 27 months and 33 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of a derivative’s unrealized gain or loss in “Accumulated other comprehensive income” and subsequently reclassify amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

	June 30, 2016
Currency	Notional Amount	USD Equivalent
Indian rupee	INR 1,290.0	$19.1

	December 31, 2015
Currency	Notional Amount	USD Equivalent
Indian rupee	INR 1,290.0	$19.4

As of June 30, 2016 and December 31, 2015, the unrealized gains on these contracts were $0.5 million and $0.2 million, respectively.

In the following 12 months, we expect to reclassify to earnings $0.2 million of net unrealized gains related to these forward contracts that are included in “Accumulated other comprehensive income” at June 30, 2016 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rates when we realize the related forecasted transactions.

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

We enter into foreign exchange forward contracts to economically hedge balance sheet and other exposures related to transactions between certain of our subsidiaries and transactions with third parties. Such contracts are considered economic hedges and do not qualify for hedge accounting. We recognize gains or losses from the fluctuation in foreign exchange rates and the fair value of these derivative contracts in “Foreign currency loss, net” on our condensed consolidated statements of operations. As of June 30, 2016 and December 31, 2015, the total net unrealized loss on our economic hedge foreign exchange forward contracts was $3.8 million and $6.7 million, respectively. As these amounts do not qualify for hedge accounting, changes in the fair value of such derivative instruments are recorded directly to earnings. These contracts mature at various dates within the next 1.5 years.

As of June 30, 2016 and December 31, 2015, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	June 30, 2016
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€63.7	$70.8
Sell	Euro	€117.3	$130.4
Sell	Australian dollar	AUD 16.4	$12.2
Purchase	Malaysian ringgit	MYR 36.4	$9.0
Sell	Malaysian ringgit	MYR 83.1	$20.6
Sell	Canadian dollar	CAD 19.1	$14.7
Sell	Chilean Peso	CLP 16,233.6	$24.6
Sell	Japanese yen	JPY 9,356.2	$91.1
Sell	British pound	GBP 1.9	$2.6
Purchase	Singapore dollar	SGD 48.2	$35.8
Sell	Indian rupee	INR 13,500.9	$199.5
Purchase	South African rand	ZAR 41.4	$2.8
Sell	South African rand	ZAR 100.2	$6.7

	December 31, 2015
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€42.0	$45.9
Sell	Euro	€150.1	$164.0
Purchase	Australian dollar	AUD 41.1	$29.9
Sell	Australian dollar	AUD 89.0	$64.8
Purchase	Malaysian ringgit	MYR 61.4	$14.3
Sell	Malaysian ringgit	MYR 80.7	$18.8
Sell	Canadian dollar	CAD 4.5	$3.2
Sell	Japanese yen	JPY 8,448.7	$70.1
Purchase	British pound	GBP 11.1	$16.5
Sell	British pound	GBP 16.0	$23.7
Sell	Indian rupee	INR 8,939.0	$134.6
Purchase	South African rand	ZAR 41.1	$2.7
Sell	South African rand	ZAR 81.5	$5.3

9. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•
Cash equivalents. At June 30, 2016 and December 31, 2015, our cash equivalents consisted of money market funds. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable securities and restricted investments. At June 30, 2016 and December 31, 2015, our marketable securities consisted of foreign debt and time deposits, and our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities and restricted investments using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standings in these fair value measurements.

•
Derivative assets and liabilities. At June 30, 2016 and December 31, 2015, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies. At December 31, 2015, our derivative assets and liabilities also consisted of a cross-currency swap contract involving certain currencies and interest rates and an interest rate swap. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. Where applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At June 30, 2016 and December 31, 2015, the fair value measurements of our assets and liabilities that we measure on a recurring basis were as follows (in thousands):

	June 30, 2016
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$174	$174	$—	$—
Marketable securities:
Foreign debt	710,779	—	710,779	—
Time deposits	40,000	40,000	—	—
Restricted investments	409,189	—	409,189	—
Derivative assets	4,433	—	4,433	—
Total assets	$1,164,575	$40,174	$1,124,401	$—
Liabilities:
Derivative liabilities	$8,727	$—	$8,727	$—

	December 31, 2015
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$330	$330	$—	$—
Marketable securities:
Foreign debt	663,454	—	663,454	—
Time deposits	40,000	40,000	—	—
Restricted investments	326,114	—	326,114	—
Derivative assets	2,691	—	2,691	—
Total assets	$1,032,589	$40,330	$992,259	$—
Liabilities:
Derivative liabilities	$30,570	$—	$30,570	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial and derivative instruments at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities	$750,779	$750,779	$703,454	$703,454
Foreign exchange forward contract assets	4,433	4,433	2,691	2,691
Restricted investments	409,189	409,189	326,114	326,114
Notes receivable – noncurrent	7,782	7,921	12,648	18,382
Notes receivable, affiliates – noncurrent	22,254	25,162	17,887	19,932
Liabilities:
Long-term debt, including current maturities	$232,614	$238,867	$288,350	$294,449
Interest rate swap contract liabilities	—	—	16	16
Cross-currency swap contract liabilities	—	—	20,744	20,744
Foreign exchange forward contract liabilities	8,727	8,727	9,810	9,810

The carrying values on our condensed consolidated balance sheets of our cash and cash equivalents, trade accounts receivable, unbilled accounts receivable and retainage, current affiliate notes receivable, restricted cash, accounts payable, income taxes payable, and accrued expenses approximated their fair values due to their nature and relatively short maturities; therefore, we excluded them from the foregoing table.

We estimated the fair value of our notes receivable and long-term debt using a discounted cash flow approach (an income approach) or a market approach based on observable market inputs. We incorporated the credit risk of our counterparty for all asset fair value measurements and our own credit risk for all liability fair value measurements. Such fair value measurements are considered Level 2 under the fair value hierarchy.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, marketable securities, trade accounts receivable, restricted cash and investments, notes receivable, and foreign exchange forward contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place cash, cash equivalents, marketable securities, restricted cash and investments, and foreign exchange forward contracts with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions. Our net sales are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary. Depending upon the sales arrangement, we may require some form of payment security from our customers, including bank guarantees or commercial letters of credit.

10. Investments in Unconsolidated Affiliates and Joint Ventures

We have joint ventures or other strategic arrangements with partners in several markets, which are generally used to expedite our penetration of those markets and establish relationships with potential customers. We also enter into joint ventures or strategic arrangements with customers or other entities to maximize the value of particular projects. Some of these arrangements involve and are expected in the future to involve significant investments or other allocations of capital. Investments in unconsolidated entities for which we have significant influence, but not control, over the entities’ operating and financial activities are accounted for under the equity method of accounting. Investments in entities for which we do not have the ability to exert such significant influence are accounted for under the cost method of accounting. The following table summarizes our equity and cost method investments as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Equity method investments	$402,629	$375,355
Cost method investments	24,614	24,450
Investments in unconsolidated affiliates and joint ventures	$427,243	$399,805

8point3 Energy Partners LP

In June 2015, 8point3 Energy Partners LP (the “Partnership”), a limited partnership formed by First Solar and SunPower Corporation (the “Sponsors”), completed its initial public offering (the “IPO”) pursuant to a Registration Statement on Form S-1, as amended. As part of the IPO, the Sponsors contributed various projects to 8point3 Operating Company, LLC (“OpCo”) in exchange for voting and economic interests in the entity, and the Partnership acquired an economic interest in OpCo using proceeds from the IPO. The Partnership owns and operates a portfolio of solar energy generation projects and is expected to acquire additional projects from the Sponsors.

As of June 30, 2016, we owned an aggregate of 22,116,925 Class B shares representing a 31% voting interest in the Partnership, and an aggregate of 6,721,810 common units and 15,395,115 subordinated units in OpCo together representing a 31% economic and voting interest in the entity. Future quarterly distributions from OpCo are subject to a subordination period in which holders of the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages in the payment of minimum distributions from prior quarters. The subordination period will end after OpCo has earned and paid minimum quarterly distributions for three years ending on or after August 31, 2018 and there are no outstanding arrearages on common units. Notwithstanding the foregoing, the subordination period could end after OpCo has earned and paid 150% of minimum quarterly distributions, plus the related distributions to incentive distribution right holders, for one year ending on or after August 31, 2016 and there are no outstanding arrearages on common units. At the end of the subordination period, all subordinated units will convert to common units on a one-for-one basis. We also hold certain incentive distribution rights in OpCo, which represent a right to incremental distributions after certain distribution thresholds are met.

The Partnership is managed and controlled by its general partner, 8point3 General Partner, LLC (“General Partner”), and we account for our interest in OpCo, a subsidiary of the Partnership, under the equity method of accounting as we are able to exercise significant influence over the Partnership due to our representation on the board of directors of its General Partner. Under the equity method of accounting, we recognize equity in earnings for our proportionate share of OpCo’s net income or loss, including adjustments for the amortization of a $45.5 million basis difference resulting from the cost of our investment differing from our proportionate share of OpCo’s equity. We recognized equity in earnings, net of tax, from our investment in OpCo of $11.2 million and $17.3 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2016 and December 31, 2015, the carrying value of our investment in OpCo was $182.7 million and $152.5 million, respectively.

In connection with the IPO, we also entered into an agreement with a subsidiary of the Partnership to lease back one of our originally contributed projects, Maryland Solar, until December 31, 2019. Under the terms of the agreement, we make fixed rent payments to the Partnership’s subsidiary and are entitled to all of the energy generated by the project. Due to our continuing involvement with the project, we account for the leaseback agreement as a financing transaction. As of June 30, 2016 and December 31, 2015, our financing obligation associated with the leaseback was $39.4 million and $42.0 million, respectively.

In May 2016, we completed the sale of our two 20 MW Kingbird projects (“Kingbird”) located in Kern County, California to OpCo and a third-party investor for net revenue of $57.4 million and accounted for the transaction as a partial sale of real estate pursuant to ASC 360-20. Due to certain continuing involvement associated with tax related indemnifications to the third-party investor, we did not recognize any profit on the sale as our maximum exposure to loss exceeded the profit on the transaction. All of the cash proceeds from the sale of the Kingbird project were classified as cash flows from operating activities on our condensed consolidated statements of cash flows.

We provide O&M services to certain of the Partnership’s partially owned project entities, including SG2 Holdings, LLC; Lost Hills Blackwell Holdings, LLC; NS Solar Holdings, LLC; Kingbird Solar A, LLC; and Kingbird Solar B, LLC. During the three and six months ended June 30, 2016, we recognized revenue of $1.5 million and $2.8 million, respectively, for such O&M services.

In June 2015, OpCo entered into a $525.0 million senior secured credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility, and a $200.0 million revolving credit facility (the “OpCo Credit Facility”). The OpCo Credit Facility is secured by a pledge of the Sponsors’ equity interests in OpCo.

Desert Stateline Holdings, LLC

In August 2015, we sold 51% of our partially constructed 300 MW Desert Stateline project (“Desert Stateline”) to a subsidiary of Southern Power Company. In March 2016, we amended the original sale agreement with Southern Power Company to include an additional 15% of the partially constructed project. Electricity generated by the system is contracted to serve a 20-year PPA with a local utility company. Our remaining 34% membership interest in the project holding company, Desert Stateline Holdings, LLC, is accounted for under the equity method of accounting as we are able to exercise significant influence over the project due to our representation on its management committee. Under the terms of the project LLC agreement, each member is entitled to receive cash distributions based on their respective membership interests, and Southern Power Company is entitled to substantially all of the project’s federal tax benefits. During the three and six months ended June 30, 2016, we recognized no equity in earnings from our investment in Desert Stateline Holdings, LLC. As of June 30, 2016 and December 31, 2015, the carrying value of our investment was $191.3 million and $196.9 million, respectively.

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

In addition to our equity investment in CEC, we also entered into a loan agreement to provide CEC with term loan advances up to $15.0 million. All term loans are due in November 2017 on the third anniversary of the initial loan agreement. Interest is payable semiannually at rates ranging from 7% to 16% depending on CEC’s current capital structure. As of June 30, 2016 and December 31, 2015, the balance outstanding on the term loans was $15.0 million. In February 2016, we entered into a convertible loan agreement with CEC for $4.6 million, which was funded in April 2016. The convertible loan bears interest at 10% per annum, and the outstanding principal and interest are due in February 2018 on the second anniversary of the initial loan agreement unless converted earlier pursuant to a qualified equity financing by CEC.

CEC is considered a variable interest entity, and our 27% ownership interest in and loans to the company are considered variable interests. We account for our investment in CEC under the equity method of accounting as we concluded we are not the primary beneficiary of the company given that we do not have the power to make decisions over the activities that most significantly impact the company’s economic performance. Under the equity method of accounting, we recognize equity in earnings for our proportionate share of CEC’s net income or loss including adjustments for the amortization of a basis difference resulting from the cost of our investment differing from our proportionate share of CEC’s equity. During the three and six months ended June 30, 2016 we recognized losses, net of tax, of $1.0 million and $2.3 million, respectively, from our investment in CEC. During the three and six months ended June 30, 2015, we recognized losses, net of tax, of $0.2 million and $1.0 million, respectively, from our investment in CEC. As of June 30, 2016 and December 31, 2015, the carrying value of our investment was $12.7 million and $16.1 million, respectively.

11. Percentage-of-Completion Changes in Estimates

We recognize revenue for certain systems business sales arrangements under the percentage-of-completion method. The percentage-of-completion method of revenue recognition requires us to make estimates of net contract revenues and costs to complete our projects. In making such estimates, management judgments are required to evaluate significant assumptions including the amount of net contract revenues, the cost of materials and labor, expected labor productivity, the impact of potential variances in schedule completion, and the impact of any penalties, claims, or performance incentives. If estimated total costs on any contract are greater than the net contract revenues, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of the revisions to estimates related to net contract revenues and costs to complete contracts are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated.

Changes in estimates for systems business sales arrangements accounted for under the percentage-of-completion method occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) module cost forecast changes, and (iii) changes in other information used to estimate costs. Changes in estimates could have a material effect on our condensed consolidated statements of operations. The table below outlines the impact on gross profit of the aggregate net change in systems business contract estimates (both increases and decreases) for the three and six months ended June 30, 2016 and 2015 as well as the number of projects that comprise such aggregate net change. For purposes of the following table, we only include projects with changes in estimates that have a net impact on gross profit of at least $1.0 million during the periods presented. Also included in the table is the net change in estimate as a percentage of the aggregate gross profit for such projects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Number of projects	8	7	9	6
Increase in gross profit resulting from net change in estimate (in thousands)	$22,777	$20,209	$53,575	$37,603
Net change in estimate as a percentage of aggregate gross profit for associated projects	1.5%	1.6%	6.0%	4.1%

12. Debt

Our long-term debt consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

			Balance (USD)
Loan Agreement	Maturity	Loan Denomination	June 30, 2016	December 31, 2015
Revolving credit facility	July 2018	USD	$—	$—
Project construction credit facilities	Various	Various	241,912	218,183
Malaysian ringgit facility agreement	September 2018	MYR	—	54,175
Malaysian euro facility agreement	April 2018	EUR	—	21,869
Malaysian facility agreement	March 2016	EUR	—	5,100
Capital lease obligations	Various	Various	816	1,065
Long-term debt principal			242,728	300,392
Less: unamortized discount and issuance costs			(9,298)	(10,977)
Total long-term debt			233,430	289,415
Less: current portion			(71,591)	(38,090)
Noncurrent portion			$161,839	$251,325

Revolving Credit Facility

Our amended and restated credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent provides us with a senior secured credit facility (the “Revolving Credit Facility”) with an aggregate available amount of $700.0 million, with the right to request an increase up to $900.0 million, subject to certain conditions. Borrowings under the Revolving Credit Facility bear interest at (i) LIBOR (adjusted for Eurocurrency reserve requirements) plus a margin of 2.25% or (ii) a base rate as defined in the credit agreement plus a margin of 1.25%, depending on the type of borrowing requested. These margins are subject to adjustment depending on our consolidated leverage ratio. We had no borrowings under our Revolving Credit Facility as of June 30, 2016 and December 31, 2015. We had issued $222.8 million and $191.6 million of letters of credit using availability under our Revolving Credit Facility, leaving $477.2 million and $508.4 million of availability at June 30, 2016 and December 31, 2015, respectively. Loans and letters of credit issued under the Revolving Credit Facility are jointly and severally guaranteed by First Solar, Inc.; First Solar Electric, LLC; First Solar Electric (California), Inc.; and First Solar Development, LLC and are secured by interests in substantially all of the guarantors’ tangible and intangible assets other than certain excluded assets.

The credit agreement contains financial covenants including: a leverage ratio covenant, a minimum EBITDA covenant, and a minimum liquidity covenant. Additionally, the credit agreement contains customary non-financial covenants and certain restrictions on our ability to pay dividends. We were in compliance with all covenants of the facility as of June 30, 2016.

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

Up to $178.0 million of the aggregate principal amount of the loans will be funded by OPIC. The OPIC commitment is comprised of fixed rate loans in an aggregate principal amount of up to $133.3 million and variable rate loans in an aggregate principal amount of up to $44.7 million. The fixed rate loans mature in September 2029, and the variable rate loans mature in September 2032. As of June 30, 2016 and December 31, 2015, the balance outstanding on the OPIC loans was $125.1 million.

Up to $60.0 million of the aggregate principal amount of the loans will be funded by IFC. The IFC commitment is comprised of fixed rate loans in an aggregate principal amount of up to $44.9 million and variable rate loans in an aggregate principal amount of up to $15.1 million. The fixed rate loans mature in September 2029, and the variable rate loans mature in September 2032. As of June 30, 2016 and December 31, 2015, the balance outstanding on the IFC loans was $42.2 million.

In August 2014, Luz del Norte also entered into a Chilean peso facility (“VAT facility” and together with the OPIC and IFC loans, the “Luz del Norte Credit Facilities”) equivalent to $65.0 million with Banco de Crédito e Inversiones to fund Chilean value added tax associated with the construction of the Luz del Norte project described above. In connection with the VAT facility, which matures in February 2017, FSI provided a guaranty of substantially all payment obligations of Luz del Norte thereunder. As of June 30, 2016 and December 31, 2015, the balance outstanding on the VAT facility was $58.5 million and $40.4 million, respectively.

The OPIC and IFC loans are secured by liens over all of Luz del Norte’s assets, which had an aggregate book value of $403.4 million, including intercompany charges, as of June 30, 2016 and by a pledge of all of the equity interests in the entity. The Luz del Norte Credit Facilities contain customary representations and warranties, covenants, and events of default for comparable credit facilities. We were in compliance with all covenants related to the Luz del Norte Credit Facilities as of June 30, 2016.

Japan

In September 2015, First Solar Japan GK, our wholly-owned subsidiary, entered into a construction loan facility with Mizuho Bank Ltd. for borrowings up to ¥4.0 billion ($38.9 million) for the development and construction of utility-scale PV solar power plants in Japan (the “Japan Credit Facility”). The facility matures in September 2016 and is renewable for an additional one-year period at the option of First Solar Japan GK, subject to certain conditions including timely payment of interest and compliance with all covenants. The facility is guaranteed by FSI and secured by pledges of certain projects’ cash accounts and other rights in the projects. As of June 30, 2016 and December 31, 2015, the balance outstanding on the facility was $11.6 million and $5.3 million, respectively. The facility contains customary representations and warranties, covenants, and events of default for comparable construction loan facilities in Japan. We were in compliance with all covenants related to the Japan Credit Facility as of June 30, 2016.

India

In March 2015, Marikal Solar Parks Private Limited and Mahabubnagar Solar Parks Private Limited, our indirect wholly-owned subsidiaries, entered into term loan facilities with Axis Bank, as administrative agent, for combined aggregate borrowings up to ₨1.1 billion ($16.3 million) for the development and construction of two 10 MW PV solar power plants located in Telangana, India. The term loan facilities have a combined letter of credit sub-limit of ₨0.8 billion ($11.8 million), which may also be used to support construction activities. As of June 30, 2016, we had issued ₨0.7 billion ($11.2 million) of letters of credit under the facilities. The term loan facilities mature in December 2028 and are secured by certain assets of the borrowers, which had an aggregate book value of $89.3 million as of June 30, 2016, including intercompany charges, and a pledge of a portion of the equity interests in the borrowers. As of June 30, 2016 and December 31, 2015, the balance outstanding on the term loan facilities was $4.6 million and $5.2 million, respectively. The credit facilities contain various financial covenants including a leverage ratio covenant, a debt service ratio covenant, and a fixed asset coverage ratio covenant. We were in compliance with all covenants related to the credit facilities as of June 30, 2016.

In March 2016, Polepally Solar Parks Private Limited, our indirect wholly-owned subsidiary, entered into a term loan facility (together with the Marikal and Mahabubnagar term loans, the “India Credit Facilities”) with Axis Bank, as administrative agent, for borrowings up to ₨1.3 billion ($19.2 million) for costs related to a 25 MW PV solar power plant located in Telangana, India. The term loan facility has a letter of credit sub-limit of ₨1.1 billion ($16.3 million), which may also be used for project related costs. The term loan facility matures in September 2029 and is secured by certain assets of the borrower, which had an aggregate book value of $31.0 million as of June 30, 2016, including intercompany charges, and a pledge of a portion of the equity interests in the borrower. The term loan facility contains various covenants including a leverage ratio covenant, a debt service ratio covenant, and a fixed asset ratio covenant.

Malaysian Ringgit Facility Agreement

FS Malaysia, our indirect wholly-owned subsidiary, entered into a credit facility agreement (“Malaysian Ringgit Facility Agreement”), among FSI as guarantor, CIMB Investment Bank Berhad, Maybank Investment Bank Berhad, and RHB Investment Bank Berhad as arrangers with CIMB Investment Bank Berhad also acting as facility agent and security agent, and the original lenders party thereto. The loans made to FS Malaysia were secured by, among other things, FS Malaysia’s leases for the lots on which our fifth and sixth manufacturing plants in Kulim, Malaysia (“Plants 5 and 6”) are located and all plant, machinery, and equipment purchased by FS Malaysia with the proceeds of the facility or otherwise installed in or utilized in Plants 5 and 6, to the extent not financed, or subject to a negative pledge under a separate financing facility related to Plants 5 and 6. In June 2016, we repaid the remaining $47.3 million principal balance on the Malaysian Ringgit Facility Agreement. There were no prepayment penalties associated with this early repayment.

Malaysian Euro Facility Agreement

FS Malaysia entered into a credit facility agreement (“Malaysian Euro Facility Agreement”) with Commerzbank Aktiengesellschaft and Natixis Zweigniederlassung Deutschland as arrangers and original lenders, and Commerzbank Aktiengesellschaft, Luxembourg Branch as facility agent and security agent. In connection with the Malaysian Euro Facility Agreement, FSI concurrently entered into a first demand guarantee agreement in favor of the lenders. Under this agreement, FS Malaysia’s obligations related to the credit facility were guaranteed, on an unsecured basis, by FSI. At the same time, FS Malaysia and FSI also entered into a subordination agreement, pursuant to which any payment claims of FSI against FS Malaysia were subordinated to the claims of the lenders. In April 2016, we repaid the remaining $22.7 million principal balance on the Malaysian Euro Facility Agreement. There were no prepayment penalties associated with this early repayment.

Variable Interest Rate Risk

Certain of our long-term debt agreements bear interest at prime, London Interbank Offered Rate (“LIBOR”), Tokyo Interbank Offered Rate (“TIBOR”), or equivalent variable rates. A disruption of the credit environment, as previously experienced, could negatively impact interbank lending and, therefore, negatively impact these floating rates. An increase in prime, LIBOR, TIBOR, or equivalent variable rates would increase the cost of borrowing under our Revolving Credit Facility and various project construction credit facilities.

Our long-term debt borrowing rates as of June 30, 2016 were as follows:

Loan Agreement	Borrowing Rate at June 30, 2016
Revolving Credit Facility	2.90%
Luz del Norte Credit Facilities	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
VAT loans at bank rate plus 1.30%
Japan Credit Facility	TIBOR plus 0.5%
India Credit Facilities	Bank rate plus 2.35%
Capital lease obligations	Various

Future Principal Payments

At June 30, 2016, the future principal payments on our long-term debt, excluding payments related to capital leases, were due as follows (in thousands):

Total Debt
Remainder of 2016	$12,065
2017	61,066
2018	4,801
2019	5,777
2020	11,922
Thereafter	146,281
Total long-term debt future principal payments	$241,912

13. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit, bank guarantees, and surety bonds to provide financial and performance assurance to third parties. Our Revolving Credit Facility provides us with a sub-limit of $500.0 million to issue letters of credit subject to certain additional limits depending on the currencies of the letters of credit, at a fee based on the applicable margin for Eurocurrency revolving loans and a fronting fee. As of June 30, 2016, we had $222.8 million in letters of credit issued under our Revolving Credit Facility, leaving $277.2 million of availability for the issuance of letters of credit. The majority of these letters of credit were supporting our systems business projects. As of June 30, 2016, we also had $7.1 million in bank guarantees and letters of credit under separate agreements that were posted by certain of our foreign subsidiaries, $105.8 million of letters of credit issued under three bilateral facilities, of which $33.1 million was secured with cash, and $208.0 million in surety bonds outstanding primarily for our systems business projects. The available bonding capacity under our surety lines was $612.3 million as of June 30, 2016.

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

Product warranty activities during the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product warranty liability, beginning of period	$242,136	$220,404	$231,751	$223,057
Accruals for new warranties issued	12,794	11,268	20,696	18,008
Settlements	(4,050)	(2,346)	(6,432)	(5,095)
Changes in estimate of product warranty liability	(509)	(7,022)	4,356	(13,666)
Product warranty liability, end of period	$250,371	$222,304	$250,371	$222,304
Current portion of warranty liability	$37,926	$50,973	$37,926	$50,973
Noncurrent portion of warranty liability	$212,445	$171,331	$212,445	$171,331

We have historically estimated our limited product warranty liability for power output and defects in materials and workmanship under normal use and service conditions to have a warranty return rate of approximately 3% of modules covered under warranty. As of June 30, 2016, a 1% change in the estimated warranty return rate would change our module warranty liability by $74.0 million, and a 1% change in the estimated warranty return rate for BoS components would not have a material impact on the associated warranty liability.

Accrued Expenses in Excess of Product Warranty

We may also accrue expenses for the cost of any voluntary remediation programs beyond our normal product warranty. As of June 30, 2016 and December 31, 2015, accrued expenses in excess of our product warranty were $19.6 million and $24.6 million, respectively, of which $4.6 million and $5.0 million, respectively, were classified as current and included in “Accrued expenses” on our condensed consolidated balance sheets and $15.0 million and $19.6 million, respectively, were classified as noncurrent and included in “Other liabilities” on our condensed consolidated balance sheets. Our estimates for such remediation programs are based on an evaluation of available information including the estimated number of potentially affected solar modules, historical experience related to our remediation efforts, customer-provided data related to potentially affected systems, estimated costs for performing removal, replacement, and logistical services, and any post-sale expenses covered under the voluntary remediation program. If any of our estimates prove incorrect, we may be required to accrue additional expenses.

Performance Guarantees

As part of our systems business, we conduct performance testing of a system prior to substantial completion to confirm the system meets its operational and capacity expectations noted in the engineering, procurement, and construction (“EPC”) agreement. In addition, we may provide an energy performance test during the first year of a system’s operation to demonstrate that the actual energy generation for the first year meets or exceeds the modeled energy expectation, after certain adjustments. If there is an underperformance event with regards to these tests, we may incur liquidated damages as a percentage of the EPC contract price. In certain instances, a bonus payment may be received at the end of the first year if the system performs above a specified level. As of June 30, 2016 and December 31, 2015, we accrued $0.3 million of estimated obligations under such arrangements, which were classified as “Other current liabilities” in the condensed consolidated balance sheets.

As part of our O&M service offerings, we typically offer an effective availability guarantee, which stipulates that a system will be available to generate a certain percentage of total possible energy during a specific period after adjusting for factors outside of our control as the service provider, such as weather, curtailment, outages, force majeure, and other conditions that may affect system availability. Effective availability guarantees are only offered as part of our O&M services and terminate at the end of an O&M arrangement. If we fail to meet the contractual threshold for these guarantees, we may incur liquidated damages for certain lost energy under the PPA. Our O&M agreements typically contain provisions limiting our total potential losses under an agreement, including amounts paid for liquidated damages, to a percentage of O&M fees. Many of our O&M agreements also contain provisions whereby we may receive a bonus payment if system availability exceeds a separate threshold. As of June 30, 2016 and December 31, 2015, we did not accrue any estimated obligations under our effective availability guarantees.

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

Contingent Consideration

In connection with our previous TetraSun acquisition, we agreed to pay additional amounts to the sellers contingent upon achievement by the acquired business of certain negotiated goals, such as targeted module shipment volumes. In June 2016, we reversed the outstanding contingent consideration associated with our TetraSun acquisition of $7.4 million as a result of our executive management’s decision to end production of our crystalline silicon modules, which adversely affected the likelihood of achieving certain module shipment volume milestones. Such reversal resulted in a corresponding gain recorded within “Other income (expense), net” on our condensed consolidated statements of operations for the for the three and six months ended June 30, 2016. See Note 4. “Restructuring and Asset Impairments” to our condensed consolidated financial statements for further discussion related to these restructuring activities. As of December 31, 2015, we had recorded $2.5 million of current liabilities and $4.9 million of long-term liabilities for such contingent obligations based on their estimated fair values.

We continually seek to make additions to our advanced-stage project pipeline and are also actively developing our early to mid-stage project pipeline in order to secure PPAs and are also pursuing opportunities to acquire advanced-stage projects, which already have PPAs in place. In connection with such project acquisitions, we may agree to pay additional amounts to project sellers upon achievement of certain project-related milestones, such as obtaining a PPA, obtaining financing, and selling to a new owner. We recognize an estimated project acquisition contingent liability when we determine that such liability is both probable and reasonably estimable, and the carrying amount of the related project asset is correspondingly increased. As of June 30, 2016 and December 31, 2015, we had recorded $8.9 million and $6.7 million of current liabilities, respectively, and $14.9 million and $3.9 million of long-term liabilities, respectively, for such contingent obligations. Any future differences between the acquisition-date contingent obligation estimate and the ultimate settlement of the obligations will be recognized primarily as an adjustment to project assets, as contingent payments are considered direct and incremental to the underlying value of the related projects.

Solar Module Collection and Recycling Liability

We voluntarily established a module collection and recycling program to collect and recycle modules sold and covered under such program once the modules reach the end of their useful lives. For customer sales contracts that include modules covered under this program, we agree to pay the costs for the collection and recycling of qualifying solar modules, and the end-users agree to notify us, disassemble their solar power systems, package the solar modules for shipment, and revert ownership rights over the modules back to us at the end of the modules’ service lives. Accordingly, we record our collection and recycling obligations within “Cost of sales” at the time of sale based on the estimated cost to collect and recycle the covered solar modules. During the three and six months ended June 30, 2016 and 2015, substantially all of our modules sold were not subject to our collection and recycling program.

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

Our module collection and recycling liability was $167.7 million and $163.4 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, a 1% increase in the annualized inflation rate used in our estimated future collection and recycling cost per module would increase our liability by $37.9 million, and a 1% decrease in that rate would decrease our liability by $31.1 million.

See Note 6. “Restricted Cash and Investments” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

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

Defendants filed a motion for summary judgment on March 27, 2015. On August 11, 2015, the Arizona District Court granted defendants’ motion in part and denied it in part, and certified an issue for immediate appeal to the Ninth Circuit Court of Appeals (the “Ninth Circuit”). First Solar filed a petition for interlocutory appeal with the Ninth Circuit, and that petition was granted on November 18, 2015. On May 20, 2016, the Pension Schemes moved to vacate the order granting the petition, dismiss the appeal, and stay the merits briefing schedule. Briefing on the Pension Schemes’ motion is now complete. The Arizona District Court has entered a stay of the proceedings in district court until the appeal is decided.

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

The Arizona District Court has extended the deadline for responding to the complaint until after the Ninth Circuit resolves the appeal in the Smilovits matter described above. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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

On July 17, 2012, the Arizona District Court issued an order granting First Solar’s motion to transfer the derivative actions to Judge David Campbell, the judge to whom the Smilovits class action is assigned. On August 8, 2012, the court consolidated the four derivative actions pending in Arizona District Court, and on August 31, 2012, plaintiffs filed an amended complaint. Defendants filed a motion to stay the action on September 14, 2012. On December 17, 2012, the Arizona District Court granted defendants’ motion to stay pending resolution of the Smilovits class action. On August 13, 2013, Judge Campbell consolidated the two derivative actions transferred from the Delaware District Court with the stayed Arizona derivative actions. On February 19, 2016, the Arizona District Court issued an order lifting the stay in part. Pursuant to the February 19, 2016 order, the plaintiffs filed an amended complaint on March 11, 2016, and defendants filed a motion to dismiss the amended complaint on April 1, 2016. On June 30, 2016, the Arizona District Court granted defendants’ motion to dismiss the insider trading and unjust enrichment claims with prejudice, and further granted defendants’ motion to dismiss the claims for alleged breaches of fiduciary duties, with leave to amend by September 16, 2016. On July 15, 2016, plaintiffs filed a motion to reconsider certain aspects of the order granting defendants’ motion to dismiss. The motion to reconsider remains pending.

On July 16, 2013, a derivative complaint was filed in the Superior Court of Arizona, Maricopa County, titled Bargar, et al. v. Ahearn, et al., Case No. CV2013-009938, by a putative stockholder against certain current and former directors and officers of the Company. The complaint contains similar allegations to the Delaware and Arizona derivative cases, and includes claims for, among other things, breach of fiduciary duties, insider trading, unjust enrichment, and waste of corporate assets. By court order on October 3, 2013, the Superior Court of Arizona, Maricopa County granted the parties’ stipulation to defer defendants’ response to the complaint pending resolution of the Smilovits class action or expiration of the stay issued in the consolidated derivative actions in the Arizona District Court. On November 5, 2013, the matter was placed on the court’s inactive calendar. The parties have jointly sought and obtained multiple requests to continue the action on the inactive calendar. Most recently, on June 30, 2016, the court entered an order continuing the action on the inactive calendar until November 30, 2016.

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

14. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as share-based compensation expense over the required or estimated service period for awards expected to vest. The share-based compensation expense that we recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of sales	$2,288	$2,087	$4,643	$5,491
Research and development	805	933	1,855	2,102
Selling, general and administrative	4,000	5,825	12,073	13,319
Production start-up	—	9	—	21
Total share-based compensation expense	$7,093	$8,854	$18,571	$20,933

The following table presents our share-based compensation expense by type of award for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restricted and performance stock units	$5,814	$7,819	$17,030	$18,771
Unrestricted stock	419	332	838	663
Stock purchase plan	348	354	694	669
	6,581	8,505	18,562	20,103
Net amount released from inventory	512	349	9	830
Total share-based compensation expense	$7,093	$8,854	$18,571	$20,933

Share-based compensation expense capitalized in inventory was $3.4 million at June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, we had $38.5 million of unrecognized share-based compensation expense related to unvested restricted stock units and rights under our stock purchase plan, which we expect to recognize as expense over a weighted-average period of approximately 1.5 years.

The estimated forfeiture rate used to record compensation expense is based primarily on historical forfeitures and is adjusted periodically based on actual results. At June 30, 2016 and December 31, 2015, our forfeiture rate was 9.5%.

15. Income Taxes

Our effective tax rate was 20.2% and 485.0% for the six months ended June 30, 2016 and 2015, respectively. The change in our effective tax rate was primarily driven by a $41.7 million discrete tax benefit recorded during the six months ended June 30, 2015 as a result of a private letter ruling in a foreign jurisdiction related to the timing of the deduction for certain of our obligations and the relative size of our pretax loss in the period. In accordance with the private letter ruling, we will begin treating these obligations as deductible when we actually make payments on the obligations, which are expected to occur subsequent to the expiration of our tax holiday. The provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate of 35.0% primarily due to the benefit associated with foreign income taxed at lower rates, including the beneficial impact of our Malaysian tax holiday, partially offset by additional tax expense attributable to losses in jurisdictions for which no tax benefits could be recorded.

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

In July 2016, we received a letter from a foreign tax authority confirming our residency status in that jurisdiction. In accordance with the letter, we will reverse a liability associated with an uncertain tax position related to the income of a foreign subsidiary. Accordingly, we expect to record a benefit of approximately $35 million through the tax provision from the reversal of such liability during the three months ended September 30, 2016.

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740. It is reasonably possible that $47.8 million of uncertain tax positions, including the matter discussed above, will be recognized within the next 12 months.

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

We are subject to audit by U.S. federal, state, local, and foreign tax authorities. During the six months ended June 30, 2015, we settled a tax audit in Spain, which resulted in a discrete tax expense of $3.0 million. We are currently under examination in Chile and Germany. We believe that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed by our tax audits are not resolved in a manner consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

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

The calculation of basic and diluted net income per share for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic net income per share
Numerator:
Net income	$13,408	$93,885	$183,973	$32,968
Denominator:
Weighted-average common shares outstanding	102,287	100,852	102,070	100,615

Diluted net income per share
Denominator:
Weighted-average common shares outstanding	102,287	100,852	102,070	100,615
Effect of restricted and performance stock units and stock purchase plan shares	1,588	755	1,211	1,016
Weighted-average shares used in computing diluted net income per share	103,875	101,607	103,281	101,631

Net income per share:
Basic	$0.13	$0.93	$1.80	$0.33
Diluted	$0.13	$0.92	$1.78	$0.33

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2016 and 2015 as they would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Anti-dilutive shares	435	12	218	73

17. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Comprehensive income (loss), which includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, the impact of which has been excluded from net income (loss) and reflected as components of stockholders’ equity, was as follows for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Net income	$13,408	$93,885
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,325)	2,495
Unrealized gain (loss) on marketable securities and restricted investments for the period, net of tax of $(1,783) and $3,842	29,631	(60,640)
Less: reclassification for gains included in net income, net of tax of $0	(1)	—
Unrealized gain (loss) on marketable securities and restricted investments	29,630	(60,640)
Unrealized (loss) gain on derivative instruments for the period, net of tax of $(69) and $(1,837)	(1,751)	3,577
Less: reclassification for losses (gains) included in net income, net of tax of $0 and $2,343	3,991	(3,918)
Unrealized gain (loss) on derivative instruments	2,240	(341)
Other comprehensive income (loss), net of tax	29,545	(58,486)
Comprehensive income	$42,953	$35,399

	Six Months Ended June 30,
	2016	2015
Net income	$183,973	$32,968
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,217	(12,898)
Unrealized gain (loss) on marketable securities and restricted investments for the period, net of tax of $(4,079) and $1,785	70,497	(22,353)
Less: reclassification for gains included in net income, net of tax of $2,904 and $0	(34,901)	—
Unrealized gain (loss) on marketable securities and restricted investments	35,596	(22,353)
Unrealized gain (loss) on derivative instruments for the period, net of tax of $(59) and $(200)	5,419	(3,472)
Less: reclassification for (gains) losses included in net income, net of tax of $0 and $1,513	(3,073)	1,571
Unrealized gain (loss) on derivative instruments	2,346	(1,901)
Other comprehensive income (loss), net of tax	41,159	(37,152)
Comprehensive income (loss)	$225,132	$(4,184)

The following tables reflect the changes in accumulated other comprehensive income, net of tax, for the six months ended June 30, 2016 and 2015 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Investments	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2015	$(69,769)	$86,884	$(1,635)	$15,480
Other comprehensive income before reclassifications	3,217	70,497	5,419	79,133
Amounts reclassified from accumulated other comprehensive income	—	(34,901)	(3,073)	(37,974)
Net other comprehensive income	3,217	35,596	2,346	41,159
Balance as of June 30, 2016	$(66,552)	$122,480	$711	$56,639

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Investments	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2014	$(53,337)	$102,299	$1,178	$50,140
Other comprehensive loss before reclassifications	(12,898)	(22,353)	(3,472)	(38,723)
Amounts reclassified from accumulated other comprehensive income	—	—	1,571	1,571
Net other comprehensive loss	(12,898)	(22,353)	(1,901)	(37,152)
Balance as of June 30, 2015	$(66,235)	$79,946	$(723)	$12,988

	Amount Reclassified for the
Details of Accumulated Other Comprehensive Income	Six Months Ended June 30,		Income Statement Line Item
	2016	2015
Gains and (losses) on marketable securities and restricted investments:
	$37,805	$—	Other income (expense), net
	(2,904)	—	Tax expense
	$34,901	$—	Total, net of tax
Gains and (losses) on derivative contracts:
Foreign exchange forward contracts	$—	$352	Net sales
Foreign exchange forward contracts	—	4,599	Cost of sales
Cross currency swap contract	4,896	(4,766)	Foreign currency loss, net
Interest rate and cross currency swap contracts	(1,823)	(243)	Interest expense, net
	3,073	(58)	Total before tax
	—	(1,513)	Tax expense
	$3,073	$(1,571)	Total net of tax

18. Segment Reporting

We operate our business in two segments. Our components segment involves the design, manufacture, and sale of CdTe solar modules, which convert sunlight into electricity. Third-party customers of our components segment include integrators and operators of PV solar power systems. Our second segment is our fully integrated systems business (“systems segment”), through which we provide complete turn-key PV solar power systems, or solar solutions, that draw upon our capabilities, which include (i) project development, (ii) EPC services, and (iii) O&M services. We may provide our full EPC services or any combination of individual products and services within our EPC capabilities depending upon the customer and market opportunity. All of our systems segment products and services are for PV solar power systems, which primarily use our solar modules, and we sell such products and services to utilities, independent power producers, commercial and industrial companies, and other system owners. Additionally within our systems segment, we may temporarily own and operate certain of our PV solar power systems for a period of time based on strategic opportunities.

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

Financial information about our reportable segments during the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Components	Systems	Total	Components	Systems	Total
Net sales	$449,405	$484,976	$934,381	$321,444	$574,773	$896,217
Gross profit	108,146	83,019	191,165	57,836	106,647	164,483
Depreciation and amortization expense	53,274	3,403	56,677	61,967	3,379	65,346
Income (loss) before taxes (1)	(6,566)	18,845	12,279	7,056	51,560	58,616

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Components	Systems	Total	Components	Systems	Total
Net sales	$739,909	$1,042,956	$1,782,865	$547,061	$818,365	$1,365,426
Gross profit	191,127	262,983	454,110	77,225	126,239	203,464
Depreciation and amortization expense	108,566	6,849	115,415	121,778	6,797	128,575
Income (loss) before taxes (1)	74,614	136,997	211,611	(21,001)	12,894	(8,107)

	June 30, 2016			December 31, 2015
	Components	Systems	Total	Components	Systems	Total
Goodwill (1)	$10,055	$68,833	$78,888	$16,152	$68,833	$84,985
Total assets	4,333,923	3,210,097	7,544,020	4,037,955	3,278,376	7,316,331

(1)
The operating results for our components segment for the three and six months ended June 30, 2016 include $84.6 million of restructuring and asset impairment charges associated with the end of our crystalline silicon module production. See Note 4. “Restructuring and Asset Impairments” to our condensed consolidated financial statements for more information regarding these restructuring activities.

Product Revenue

The following table sets forth the total amounts of solar module and solar power system net sales recognized for the three and six months ended June 30, 2016 and 2015. For the purposes of the following table, (i) solar module revenue is composed of revenue from the sale of solar modules to third parties, which does not include any modules sold as part of our PV solar power systems, and (ii) solar power system revenue is composed of revenue from the sale of PV solar power systems and related products and services, including any modules installed in such systems and any revenue generated by such systems (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Solar module revenue	$157,464	$18,823	$212,731	$119,956
Solar power system revenue	776,917	877,394	1,570,134	1,245,470
Net sales	$934,381	$896,217	$1,782,865	$1,365,426

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

Certain highlights of our financial results and other key operational developments for three months ended June 30, 2016 include the following:

•
Net sales for the three months ended June 30, 2016 increased by 4% to $934.4 million compared to $896.2 million for the same period in 2015. The increase in net sales was primarily driven by an increase in the volume of modules sold to third parties, higher revenue from construction on the Desert Stateline project, and the commencement of construction on the Astoria and Butler projects in late 2015 and early 2016. This increase in net sales was partially offset by the sale of majority interests in the North Star and Lost Hills projects in 2015 and the substantial completion of the Imperial Solar Energy Center West project in 2015.

•
Gross profit for the three months ended June 30, 2016 increased 2.1 percentage points to 20.5% from 18.4% for the same period in 2015. The increase in gross profit was primarily the result of higher gross margins on modules sold directly to third parties and as part of our systems business projects, driven mainly by reductions in the cost per watt of our modules.

•
As of June 30, 2016, we had 30 installed production lines with an annual global manufacturing capacity of approximately 3.2 GW at our manufacturing facilities in Perrysburg, Ohio and Kulim, Malaysia. We produced 0.8 GW of solar modules during the three months ended June 30, 2016, which represented a 39% increase from the same period in 2015. This increase in production was primarily driven by higher capacity utilization, improved module conversion efficiencies, and additional manufacturing capacity. We expect to produce approximately 3.1 GW of solar modules during 2016.

•
In June 2016, our executive management elected to reallocate our crystalline silicon module production capacity to support a new assembly line dedicated to our cadmium telluride (“CdTe”) Series 5 module offering. As a result, we are ending production of our crystalline silicon modules to focus on our core CdTe module technology and utility-scale PV solar power systems. In connection with these restructuring activities, we incurred charges of $84.6 million during the three months ended June 30, 2016. We also incurred charges of $0.9 million for severance benefits to terminated employees associated with other restructuring activities.

•	During the three months ended June 30, 2016, we ran our manufacturing facilities at 100% capacity utilization, which represented a 15 percentage point increase from the same period in 2015.

•	The average conversion efficiency of our modules was 16.2% for the three months ended June 30, 2016, which was an improvement of 0.8 percentage points from the three months ended June 30, 2015.

•	New bookings during the period from April 28, 2016 to August 3, 2016 included a 126 MW AC solar power project in California and 60 MW AC of solar power projects in India.

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

Worldwide solar markets continue to develop, in part aided by demand elasticity resulting from declining industry average selling prices, both at the module and system level, which make solar power more affordable to new markets, and we have continued to develop our localized presence and expertise in such markets. We are developing, constructing, or operating multiple solar projects around the world, many of which are the largest or among the largest in their regions. In North America, we continue to execute on our advanced-stage utility-scale project pipeline, which includes the construction of some of the world’s largest PV solar power systems. We expect a substantial portion of our consolidated net sales, operating income, and cash flows through the end of 2016 to be derived from these projects. We continue to advance the development and selling efforts for the other projects included in our advanced-stage utility-scale project pipeline, develop our early-to-mid stage project pipeline, and evaluate acquisitions of projects to expand our advanced-stage utility-scale project pipeline.

Lower industry module and system pricing, while currently challenging for certain solar manufacturers (particularly manufacturers with high cost structures), is expected to continue to contribute to global market diversification and volume elasticity. Over time, declining average selling prices are consistent with the erosion of one of the primary historical constraints to widespread solar market penetration, its affordability. In the near term, however, declining average selling prices could adversely affect our results of operations. If competitors reduce pricing to levels below their costs, bid aggressively low prices for power purchase agreements (“PPAs”) and EPC agreements, or are able to operate at negative or minimal operating margins for sustained periods of time, our results of operations could be further adversely affected. We continue to mitigate this uncertainty in part by executing on and building our advanced-stage utility-scale systems pipeline, executing on our module efficiency improvement and BoS cost reduction roadmaps, continuing the development of key geographic markets, and implementing certain cost reduction initiatives.

We continue to face intense competition from manufacturers of crystalline silicon solar modules and other types of solar modules and PV solar power systems. Solar module manufacturers compete with one another in several module performance attributes, including conversion efficiency, energy density, reliability, and selling price per watt, and, with respect to PV solar power systems, net present value, return on equity, and levelized cost of electricity (“LCOE”), meaning the net present value of total life cycle costs of the system divided by the quantity of energy which is expected to be produced over the system’s life.

We believe we are among the lowest cost PV module manufacturers in the solar industry on a module cost per watt basis, based on publicly available information. This cost competitiveness is reflected in the price at which we sell our modules and fully integrated PV solar power systems and enables our systems to compete favorably. Our cost competitiveness is based in large part on our module conversion efficiency, proprietary manufacturing technology (which enables us to produce a CdTe module in less than 3.5 hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), our scale, and our operational excellence. In addition, our CdTe modules use approximately 1-2% of the amount of the semiconductor material that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels. Polysilicon costs have had periods of decline over the past several years, contributing to a decline in our relative manufacturing cost competitiveness over traditional crystalline silicon module manufacturers.

Given the smaller size (sometimes referred to as form factor) of our current CdTe modules compared to certain types of crystalline silicon modules, we may incur higher labor and BoS costs associated with the construction of systems using our modules. Thus, to compete effectively on an LCOE basis, our current modules may need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules with larger form factors. As part of our BoS cost reduction roadmap, we recently introduced our Series 5 module technology, which includes a larger form factor and substantially higher wattage, thereby reducing the number of electrical connections and hardware required for installation. The resulting labor and material savings are expected to represent a significant improvement versus current technologies and a substantial reduction in total installed costs, once Series 5 production begins, resulting in improved project returns as BoS costs represent a significant portion of the costs associated with the construction of a typical utility-scale system.

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

While our modules and PV solar power systems are generally competitive in cost, reliability, and performance attributes, there can be no guarantee such competitiveness will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in additional margin compression, further declines in the average selling prices of our modules and systems, erosion in our market share for modules and systems, decreases in the rate of net sales growth, and/or declines in overall net sales. We continue to focus on enhancing the competitiveness of our solar modules and PV solar power systems by accelerating progress along our module efficiency improvement and BoS cost reduction roadmaps, continuing to make technological advances at the system level, using innovative installation techniques and know-how, and leveraging volume procurement around standardized hardware platforms. Such procurement efforts include the use of high-quality, conventional BoS components as we have recently begun phasing out the use of our proprietary trackers and fixed mounting structures to further reduce system costs and streamline our operations.

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

Long Term Strategic Plan, Vision 2020

Our Long Term Strategic Plan is a long-term roadmap to achieve our technology, growth, and cost leadership objectives. In executing our Long Term Strategic Plan, we are focusing on providing utility-scale PV solar energy solutions using our modules to key geographic markets that we believe have a compelling need for mass-scale PV electricity, including markets throughout the Americas, Asia, the Middle East, and Africa. As part of our Long Term Strategic Plan, we are focusing on opportunities in which our PV solar energy solutions can compete directly with fossil fuel offerings on an LCOE or similar basis, or complement such fossil fuel electricity offerings. Execution of the Long Term Strategic Plan entails a prioritization of market opportunities worldwide relative to our core strengths and a corresponding allocation of resources around the globe. This prioritization involves a focus on our core module and utility-scale offerings and exists within a current market environment that includes rooftop and distributed generation solar, particularly in the U.S. While it is unclear how rooftop and distributed generation solar might impact our core utility-scale offerings in the next several years, we believe that utility-scale solar will continue to be a compelling solar offering for companies with technology and cost leadership and will continue to represent an increasing portion of the overall electricity generation mix.

We are closely evaluating and managing the appropriate level of resources required as we pursue the most advantageous and cost effective projects and partnerships in our target markets. We have dedicated, and intend to continue to dedicate, significant capital and human resources to reduce the total installed cost of PV solar energy, to optimize the design and logistics around our PV solar energy solutions, and to ensure that our solutions integrate well into the overall electricity ecosystem of each specific market. We expect that, over time, an increasing portion of our consolidated net sales, operating income, and cash flows may come from solar offerings in the key geographic markets described above as we execute on our Long Term Strategic Plan. The timing, execution, and financial impacts of our Long Term Strategic Plan are subject to risks and uncertainties, as described in the Risk Factors. We are focusing our resources in those markets and energy applications in which solar power can be a least-cost, best-fit energy solution, particularly in regions with high solar resources, significant current or projected electricity demand, and/or relatively high existing electricity prices. As part of these efforts, we continue to optimize resources globally, including business development, sales personnel, and other supporting professional staff in target markets.

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

8point3 Energy Partners LP

In June 2015, 8point3 Energy Partners LP (the “Partnership”), a limited partnership formed by First Solar and SunPower Corporation (the “Sponsors”), completed its initial public offering (the “IPO”). As part of the IPO, we contributed various projects to a subsidiary of the Partnership in exchange for a 31% interest in the entity. The Partnership owns and operates a portfolio of solar energy generation projects and is expected to acquire additional projects from the Sponsors. In addition, the Partnership is expected to provide the Sponsors with a competitive cost of capital and greater optionality in the project sales process. Given the broader economic factors currently impacting the yieldco sector in general, including yieldco equity valuations generally, the timing and execution of project sales to the Partnership are subject to market conditions. For additional information, see the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 and “Note 10. Investments in Unconsolidated Affiliates and Joint Ventures – 8point3 Energy Partners LP” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Construction of Some of the World’s Largest PV Solar Power Systems

We continue to execute on our advanced-stage utility-scale project pipeline and expect a substantial portion of our consolidated net sales, operating income, and cash flows through 2016 to be derived from several large projects in this pipeline, including the following contracted projects which will be among the world’s largest PV solar power systems: the 300 MW Desert Stateline project, located in San Bernardino County, California; the 175 MW Astoria Project, located in Kern County, California; and the 147 MW Taylor project in Taylor County, Georgia. Our advanced-stage utility-scale project pipeline also includes the following projects which are not yet sold or contracted: the 310 MW Tribal Solar project; the 280 MW California Flats project, located in Monterey County, California; the 250 MW Moapa project, located in Clark County, Nevada; the 150 MW Rosamond project located in Kern County, California; the 150 MW Sun Streams project, located in Maricopa County, Arizona; and the 141 MW Luz del Norte project located near Copiapó, Chile. Please see the tables under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Systems Project Pipeline” for additional information about these and other projects within our systems business advanced-stage project pipeline.

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

Systems Project Pipeline

The following tables summarize, as of August 3, 2016, our approximately 3.2 GW systems business advanced-stage project pipeline. As of June 30, 2016, for the Projects Sold/Under Contract in our advanced-stage project pipeline of approximately 1.0 GW, we have recognized revenue with respect to the equivalent of approximately 0.8 GW. Such MW equivalent amount refers to the ratio of revenue recognized for the Projects Sold/Under Contract compared to the total contracted revenue for such projects, multiplied by the total MW for such projects. The remaining revenue to be recognized subsequent to June 30, 2016 for the Projects Sold/Under Contract is expected to be approximately $0.6 billion. The majority of such amount is expected to be recognized as revenue through the later of the substantial completion or closing dates of the projects. The remaining revenue to be recognized does not have a direct correlation to expected remaining module shipments for such Projects Sold/Under Contract as expected module shipments do not represent total systems revenues and do not consider the timing of when all revenue recognition criteria are met, including the timing of module installation. The actual volume of modules installed in our Projects Sold/Under Contract will be greater than the project size in MW AC as module volumes required for a project are based upon MW DC, which will be greater than the MW AC size pursuant to a DC-AC ratio typically ranging from 1.2 to 1.3. Such ratio varies across different projects due to various system design factors. Projects are removed from our advanced-stage project pipeline tables below once we have substantially completed construction and after substantially all revenue has been recognized. Projects, or portions of projects, may also be removed from the tables below in the event an EPC-contracted or partner-developed project does not obtain permitting or financing, an unsold or uncontracted project is not sold or contracted due to the changing economics of the project or other factors, or we decide to temporarily own and operate such projects based on strategic opportunities or market factors.

We continually seek to make additions to our advanced-stage project pipeline. We are actively developing our early to mid-stage project pipeline in order to secure PPAs and are also pursuing opportunities to acquire advanced-stage projects, which already have PPAs in place. New additions to our project pipeline during the period from April 28, 2016 to August 3, 2016 included a 126 MW AC solar power project in California and 60 MW AC of solar power projects in India.

Projects Sold/Under Contract
(Includes uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements, including partner developed projects that we will be or are constructing.)

					As of June 30, 2016
Project/Location	Project Size in MW AC (1)	PPA Contracted Partner	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed By	Percentage Complete	Percentage of Revenue Recognized
Stateline, California	300	SCE	(2)	2016	96%	94%
Astoria, California	175	(3)	Recurrent	2016	80%	80%
Taylor, Georgia	147	(4)	Southern Company	2016	62%	62%
East Pecos Solar, Texas	119	Austin Energy	Southern Company	2016	39%	39%
Butler, Georgia	103	Georgia Power	Southern Company	2016	68%	68%
Decatur Parkway Solar, Georgia	83	Georgia Power	Southern Company	2016	97%	97%
Shams Ma’an, Jordan	53	NEPCO (5)	(3)	2016	88%	—%
Elm City, North Carolina	40	UOG (6)	Duke Energy	2016	97%	97%
Helios, Honduras	25	ENEE (7)	Grupo Terra	2017	1%	—%
Total	1,045

Projects with Executed PPA Not Sold/Not Contracted

Project/Location	Project Size in MW AC (1)	Fully Permitted	PPA Contracted Partner	Expected or Actual Substantial Completion Year	Percentage Complete as of June 30, 2016
Tribal Solar	310	No	SCE	2019	1%
California Flats, California	280	No	PG&E / Apple Inc. (8)	2018	23%
Moapa, Nevada	250	Yes	LADWP	2016	93%
India (Multiple Locations)	250	No	(9)	2016/2017	59%
Rosamond, California	150	Yes	SCE	2019	11%
Sun Streams, Arizona	150	Yes	SCE	2019	4%
Luz del Norte, Chile	141	Yes	(10)	2016	98%
American Kings Solar, California	126	No	(3)	2020	3%
Willow Springs, California	100	Yes	SCE	2019	16%
Sunshine Valley, Nevada	100	Yes	SCE	2019	1%
Switch Station 1, Nevada	100	No	Nevada Power Company	2017	15%
Switch Station 2, Nevada	79	No	Nevada Power Company / Sierra Pacific Power Company	2017	2%
Japan	59	Yes	(3)	2017/2018	4%
Miyagi, Japan	40	No	Tohoku Electric Power Company	2018	8%
Cuyama, California	40	Yes	PG&E	2017	23%
Total	2,175

(1)
The volume of modules installed in MW DC will be higher than the MW AC size pursuant to a DC-AC ratio typically ranging from 1.2 to 1.3; such ratio varies across different projects due to various system design factors

(2)	Southern Company holds a 66% controlling interest in the project

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

(9)
Southern Power Distribution Company of Telangana State Ltd – 110 MW AC; Andhra Pradesh Southern Power Distribution Company Ltd – 80 MW AC; Gulbarga Electricity Supply Co. – 20 MW AC; Bengaluru Electricity Supply Co. – 20 MW AC; and Chamundeshwari Electricity Supply Co. – 20 MW AC

(10)	PPAs executed for approximately 70 MW AC of capacity; remaining electricity to be sold on an open contract basis

Results of Operations

During the three months ended September 30, 2015, we revised our previously issued financial statements, including periods presented in this Quarterly Report on Form 10-Q, to properly record a liability associated with an uncertain tax position related to income of a foreign subsidiary. All financial information presented herein was revised to reflect the correction of such items. See “Note 1. Basis of Presentation – Revision of Previously Issued Financial Statements” to our condensed consolidated financial statements for additional information.

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.5%	81.6%	74.5%	85.1%
Gross profit	20.5%	18.4%	25.5%	14.9%
Research and development	3.5%	3.3%	3.5%	4.7%
Selling, general and administrative	6.8%	7.9%	7.4%	10.1%
Production start-up	—%	0.8%	—%	1.0%
Restructuring and asset impairments	9.2%	—%	4.8%	—%
Operating income (loss)	0.9%	6.4%	9.8%	(1.0)%
Foreign currency loss, net	(0.3)%	(0.3)%	(0.3)%	(0.2)%
Interest income	0.7%	0.7%	0.7%	0.8%
Interest expense, net	(0.8)%	(0.1)%	(0.7)%	(0.1)%
Other income (expense), net	0.7%	(0.1)%	2.4%	(0.2)%
Income tax (expense) benefit	(1.0)%	3.7%	(2.4)%	2.9%
Equity in earnings of unconsolidated affiliates, net of tax	1.1%	0.2%	0.9%	0.1%
Net income	1.4%	10.5%	10.3%	2.4%

Segment Overview

We operate our business in two segments. Our components segment involves the design, manufacture, and sale of CdTe solar modules, which convert sunlight into electricity, and our systems segment includes the development, construction, operation, and maintenance of PV solar power systems, which primarily use our solar modules.

See Note 18. “Segment Reporting” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for more information. See also Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Systems Project Pipeline” for a description of the systems projects in our advanced-stage project pipeline.

Product Revenue

The following table sets forth the total amounts of solar module and solar power system net sales for the three and six months ended June 30, 2016 and 2015. For the purposes of the following table, (i) solar module revenue is composed of revenue from the sale of solar modules to third parties, which does not include any modules sold as part of our PV solar power systems, and (ii) solar power system revenue is composed of revenue from the sale of PV solar power systems and related products and services, including any modules installed in such systems and any revenue generated by such systems (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Three Month Change		2016	2015	Six Month Change
Solar module revenue	$157,464	$18,823	$138,641	737%	$212,731	$119,956	$92,775	77%
Solar power system revenue	776,917	877,394	(100,477)	(11)%	1,570,134	1,245,470	324,664	26%
Net sales	$934,381	$896,217	$38,164	4%	$1,782,865	$1,365,426	$417,439	31%

Solar module revenue to third parties increased $138.6 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to a 740% increase in the volume of watts sold driven by several large module supply arrangements. Solar power system revenue decreased $100.5 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to lower revenue from module plus transactions, the sale of majority interests in the North Star and Lost Hills projects in 2015, and the substantial completion of the Imperial Solar Energy Center West project in 2015. This decrease in revenue was partially offset by higher revenue from construction on the Desert Stateline project and the commencement of construction on the Astoria and Butler projects in late 2015 and early 2016. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Systems Project Pipeline” for the percentage complete and percentage of revenue recognized for current projects.

Solar module revenue to third parties increased $92.8 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily as a result of a 66% increase in the volume of watts sold and a 7% increase in the average selling price per watt. Solar power system revenue increased $324.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily from the sale of an additional interest in and construction on the Desert Stateline project, and the commencement of construction on the Astoria, Taylor, and Butler projects in late 2015 and early 2016. This increase in revenue was partially offset by lower revenue from the sale of majority interests in the North Star and Lost Hills projects in 2015, the substantial completion of the Imperial Solar Energy Center West project in 2015, and lower revenue from module plus transactions. See Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Systems Project Pipeline” for the percentage complete and percentage of revenue recognized for current projects.

Three and Six Months Ended June 30, 2016 and 2015

Net sales

Components Business

We generally price and sell our solar modules per watt of nameplate power. During the three and six months ended June 30, 2016, a significant portion of net sales for our components business included modules installed in our PV solar power systems described below under “Net sales – Systems Business.” Other than the modules included in our systems, we sold the majority of our solar modules to integrators and operators of systems in the United States, India, and the United Arab Emirates.

From time to time, we enter into module sales agreements with customers worldwide for specific projects or volumes of modules. Such agreements are generally short-term in nature. During the three months ended June 30, 2016 and 2015, less than 1% and 33%, respectively, of our components business net sales, excluding modules installed in our PV solar power systems, were denominated in Euro and were subject to fluctuations in the exchange rate between the Euro and the U.S. dollar. During the six months ended June 30, 2016 and 2015, 1% and 13%, respectively, of our components business net sales, excluding modules installed in our PV solar power systems, were denominated in Euro and were subject to fluctuations in the exchange rate between the Euro and the U.S. dollar.

We transfer title and risk of loss to the customer and recognize revenue upon shipment or delivery, depending on the terms of the underlying sales contracts. Pricing is typically fixed or determinable at the time of shipment, and our customers generally do not have extended payment terms or rights of return under these contracts. The revenue recognition policies for our components business are described further in Note 2. “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Systems Business

Through our fully integrated systems business, we provide complete turn-key PV solar power systems, or solar solutions, which may include project development, EPC services, and O&M services. Additionally, we may temporarily own and operate certain of our PV solar power systems, which are also included within our systems business. We typically use the percentage-of-completion method using actual costs incurred over total estimated costs to construct a project (including module costs) as our standard accounting policy and apply this method after all revenue recognition criteria have been met. There are also instances in which we recognize revenue after a project has been completed, primarily due to a project not being sold prior to completion or because all revenue recognition criteria have not been met. The revenue recognition policies for our systems business are described in further detail in Note 2. “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The following table shows net sales by reportable segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Three Month Change		2016	2015	Six Month Change
Components	$449,405	$321,444	$127,961	40%	$739,909	$547,061	$192,848	35%
Systems	484,976	574,773	(89,797)	(16)%	1,042,956	818,365	224,591	27%
Net sales	$934,381	$896,217	$38,164	4%	$1,782,865	$1,365,426	$417,439	31%

Net sales from our components segment, which includes solar modules used in our systems projects, increased $128.0 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to a 48% increase in the volume of watts sold, partially offset by a 5% decrease in the average selling price per watt. Net sales from our systems segment, which excludes solar modules used in our systems projects, decreased by $89.8 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due the sale of majority interests in the North Star and Lost Hills projects in 2015 and the substantial completion of the Imperial Solar Energy Center West project in 2015. This decrease in revenue was partially offset by higher revenue from construction on the Desert Stateline project and the commencement of construction on the Astoria and Butler projects in late 2015 and early 2016.

Net sales from our components segment, which includes solar modules used in our systems projects, increased $192.8 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily as a result of a 35% increase in the volume of watts sold. Net sales from our systems segment, which excludes solar modules used in our systems projects, increased by $224.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily from the sale of an additional interest in and construction on the Desert Stateline project and the commencement of construction on the Astoria, Taylor, and Butler projects in late 2015 and early 2016. This increase in revenue was partially offset by lower revenue from the sale of majority interests in the North Star and Lost Hills projects in 2015 and the substantial completion of the Imperial Solar Energy Center West project in 2015.

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

We include the sale of solar modules manufactured by our components business and used by our systems business within net sales of our components business. Therefore, the related cost of sales is also included within our components business.

Systems Business

For our systems business, project-related costs include development costs (including transmission upgrade costs, interconnection fees, and permitting costs), standard EPC costs (consisting primarily of BoS costs for inverters, electrical and mounting hardware, project management and engineering costs, and construction labor costs), and site specific costs.

The following table shows cost of sales by reportable segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Three Month Change		2016	2015	Six Month Change
Components	$341,259	$263,608	$77,651	29%	$548,782	$469,836	$78,946	17%
Systems	401,957	468,126	(66,169)	(14)%	779,973	692,126	87,847	13%
Total cost of sales	$743,216	$731,734	$11,482	2%	$1,328,755	$1,161,962	$166,793	14%
% of net sales	79.5%	81.6%			74.5%	85.1%

Our cost of sales increased $11.5 million, or 2%, and decreased 2.1 percentage points as a percent of net sales for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in cost of sales was primarily driven by an $77.7 million increase in our components segment cost of sales as a result of the following:

•	Higher costs of $125.4 million associated with the increased volume of modules sold directly to third parties and as part of our systems business projects; and

•	Higher inventory write-downs of $10.1 million primarily due to the end of our crystalline silicon module production; partially offset by

•	Continued reductions in the cost per watt of our solar modules, which decreased cost of sales by $62.1 million.

This net increase was partially offset by a $66.2 million decrease in our systems segment cost of sales associated with the volume of projects under construction and the timing of when all revenue recognition criteria were met.

Our cost of sales increased $166.8 million, or 14%, and decreased 10.6 percentage points as a percent of net sales for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in cost of sales was primarily the result of a $78.9 million increase in our components segment cost of sales due to the following:

•	Higher costs of $161.5 million associated with the increased volume of modules sold directly to third parties and as part of our systems business projects and

•	Higher inventory write-downs of $14.7 million primarily due to the end of our crystalline silicon module production; partially offset by
•Continued reductions in the cost per watt of our solar modules, which decreased cost of sales by $102.5 million.

Our systems segment cost of sales increased $87.8 million due to the volume of projects under construction and the timing of when all revenue recognition criteria were met, partially offset by a favorable mix of lower cost projects.

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

The following table shows gross profit for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Three Month Change		2016	2015	Six Month Change
Gross profit	$191,165	$164,483	$26,682	16%	$454,110	$203,464	$250,646	123%
% of net sales	20.5%	18.4%			25.5%	14.9%

Gross profit increased 2.1 percentage points to 20.5% during the three months ended June 30, 2016 from 18.4% during the three months ended June 30, 2015, primarily as a result of higher gross margins on modules sold directly to third parties and as part of our systems business projects, driven mainly by reductions in the cost per watt of our modules. Gross profit increased 10.6 percentage points to 25.5% during the six months ended June 30, 2016 from 14.9% during the six months ended June 30, 2015, primarily due to the favorable mix of higher gross profit projects sold and under construction during the period and the higher gross margins on modules sold directly to third parties and as part of our systems business projects as described above.

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

The following table shows research and development expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Three Month Change		2016	2015	Six Month Change
Research and development	$32,931	$29,479	$3,452	12%	$63,118	$64,235	$(1,117)	(2)%
% of net sales	3.5%	3.3%			3.5%	4.7%

The increase in research and development expense for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to higher costs for outside services and equipment related expenses, partially offset by lower employee compensation expense. During the three months ended June 30, 2016, the average conversion efficiency of our CdTe solar modules produced was 16.2% compared to 15.4% for the three months ended June 30, 2015.

The decrease in research and development expense for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to lower employee compensation expense and reduced material and module testing costs, partially offset by higher costs for outside services. During the six months ended June 30, 2016, the average conversion efficiency of our CdTe solar modules produced was 16.2% compared to 15.1% for the six months ended June 30, 2015.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expenses, and other business development and selling expenses. Our components and systems businesses each have their own administrative functions, such as accounting, legal, finance, project finance, and procurement. Costs for these functions are recorded and included within selling, general and administrative expense of the respective segment. Our key corporate support functions consist primarily of company-wide tax, treasury, accounting, human resources, marketing, legal, finance, investor relations, information technology, communications, government relations, and executive management. These corporate functions and the assets supporting such functions benefit both the components and systems segments. We allocate corporate costs to the components and systems segments as part of selling, general and administrative costs based upon the estimated benefits provided to each segment from these corporate functions. We determine the estimated benefits provided to each segment for these corporate costs based upon a combination of the estimated time spent by corporate employees supporting each segment and the average relative selling, general and administrative costs incurred by each segment before such corporate allocations.

The following table shows selling, general and administrative expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Three Month Change		2016	2015	Six Month Change
Selling, general and administrative	$63,776	$70,901	$(7,125)	(10)%	$131,279	$138,589	$(7,310)	(5)%
% of net sales	6.8%	7.9%			7.4%	10.1%

Our selling, general and administrative expense for the three and six months ended June 30, 2016 decreased compared to the three and six months ended June 30, 2015. This decrease was primarily driven by lower professional fees associated with the initial public offering of 8point3 Energy Partners LP and other administrative and legal matters, partially offset by higher business development expense in North America.

Production start-up

Production start-up expense consists primarily of employee compensation and other costs associated with operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase. Costs related to equipment upgrades and implementation of manufacturing process improvements are also included in production start-up expense as well as costs related to the selection of a new site, including related legal and regulatory costs, to the extent we cannot capitalize these expenditures. In general, we expect production start-up expense per production line to be higher when we build an entirely new manufacturing facility compared with the addition of new production lines at an existing manufacturing facility, primarily due to the additional infrastructure investment required when building an entirely new facility. Production start-up expense is attributable to our components segment.

The following table shows production start-up expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Three Month Change		2016	2015	Six Month Change
Production start-up	$55	$6,970	$(6,915)	(99)%	$55	$13,620	$(13,565)	(100)%
% of net sales	—%	0.8%			—%	1.0%

During the three and six months ended June 30, 2016 we began incurring production start-up expense related to our recently announced Series 5 module offering. During the three and six months ended June 30, 2015, we incurred $7.0 million and $13.6 million, respectively, of production start-up expense related to the commencement of our TetraSun operations at our manufacturing facility in Kulim, Malaysia and the addition of two production lines at our manufacturing facility in Perrysburg, Ohio.

Restructuring and asset impairments

Restructuring and asset impairments includes those expenses incurred related to material restructuring initiatives and includes any associated asset impairments, costs for employee termination benefits, costs for contract terminations and penalties, and other restructuring related costs. Such restructuring initiatives are intended to align the organization with current business strategies and conditions and to reduce costs.

The following table shows restructuring and asset impairments for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Three Month Change		2016	2015	Six Month Change
Restructuring and asset impairments	$85,532	$—	$85,532	100%	$85,532	$—	$85,532	100%
% of net sales	9.2%	—%			4.8%	—%

During the three and six months ended June 30, 2016 we incurred $85.5 million of restructuring and asset impairment charges primarily related to our decision to end our crystalline silicon module production and reallocate associated resources to our recently announced Series 5 module offering. These charges included impairments of certain crystalline silicon module manufacturing equipment, impairments of developed technology intangible assets for our crystalline silicon module technology, impairments of goodwill from the disposal of our crystalline silicon components reporting unit, and other miscellaneous charges. See Note 4. “Restructuring and Asset Impairments” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Foreign currency loss, net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Three Month Change		2016	2015	Six Month Change
Foreign currency loss, net	$(2,723)	$(2,957)	$234	8%	$(5,963)	$(3,178)	$(2,785)	(88)%

Foreign currency loss, net for the three months ended June 30, 2016 was consistent with the three months ended June 30, 2015. Foreign currency loss, net increased during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily as a result of hedging activities related to our subsidiaries in India and differences between our economic hedge positions and the underlying exposures along with changes in foreign currency rates.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, and restricted cash and investments. Interest income also includes interest earned from notes receivable and late customer payments.

The following table shows interest income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Three Month Change		2016	2015	Six Month Change
Interest income	$6,529	$6,058	$471	8%	$12,935	$11,122	$1,813	16%

Interest income for the three and six months ended June 30, 2016 was consistent with the three and six months ended June 30, 2015, respectively.

Interest expense, net

Interest expense is incurred on various debt financings. We capitalize interest expense into our project assets or property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Three Month Change		2016	2015	Six Month Change
Interest expense, net	$(7,151)	$(826)	$(6,325)	766%	$(11,793)	$(1,020)	$(10,773)	1,056%

Interest expense, net of amounts capitalized, for the three and six months ended June 30, 2016 increased compared to the three and six months ended June 30, 2015 primarily due to higher levels of project specific debt financings and lower interest costs capitalized to certain projects, which were substantially completed during 2016.

Other income (expense), net

Other income (expense), net is primarily comprised of miscellaneous items, amounts excluded from hedge effectiveness, and realized gains and losses on the sale of marketable securities and restricted investments.

The following table shows other income (expense), net for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Three Month Change		2016	2015	Six Month Change
Other income (expense), net	$6,753	$(792)	$7,545	953%	$42,306	$(2,051)	$44,357	2,163%

Other income (expense), net for the three months ended June 30, 2016 increased compared to the three months ended June 30, 2015 primarily due to the $7.4 million reversal of the outstanding contingent consideration associated with our TetraSun acquisition as a result of our executive management’s decision to end production of our crystalline silicon modules, which adversely affected the likelihood of achieving certain module shipment volume milestones. See Note 4. “Restructuring and Asset Impairments” to our condensed consolidated financial statements for further discussion relating to these restructuring activities.

Other income (expense), net for the six months ended June 30, 2016 increased compared to the six months ended June 30, 2015 primarily due to gains of $37.8 million on the sale of certain restricted investments as part of an effort to align the currencies of the investments with those of the corresponding collection and recycling liabilities and the reversal of the outstanding contingent consideration associated with our TetraSun acquisition as described above.

Income (loss) before taxes and equity in earnings of unconsolidated affiliates

The following table shows income before taxes and equity in earnings of unconsolidated affiliates for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Three Month Change		2016	2015	Six Month Change
Components	$(6,566)	$7,056	$(13,622)	(193)%	$74,614	$(21,001)	$95,615	455%
Systems	18,845	51,560	(32,715)	(63)%	136,997	12,894	124,103	962%
Total income before taxes	$12,279	$58,616	$(46,337)	(79)%	$211,611	$(8,107)	$219,718	2,710%

Components segment income before taxes decreased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily as a result of restructuring and asset impairment charges associated with the end of our crystalline silicon module production, partially offset by increases in modules sold directly to third parties and as part of our systems business projects along with reductions in the cost per watt of modules sold. Systems segment income before taxes for the three months ended June 30, 2016 decreased compared to the three months ended June 30, 2015 primarily due to a lower volume of projects sold and under construction and the timing of when all revenue recognition criteria were met.

Components segment income before taxes increased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily as a result of higher gross margins on modules sold directly to third parties and as part of our systems business projects, gains on the sale of certain restricted investments, and the reversal of outstanding contingent consideration associated with our TetraSun acquisition, partially offset by higher restructuring and asset impairment charges associated with the end of our crystalline silicon module production. Systems segment income before taxes for the six months ended June 30, 2016 increased compared to the six months ended June 30, 2015 primarily due to a higher volume of projects sold and under construction and the timing of when all revenue recognition criteria were met along with a favorable mix of higher gross profit projects.

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

The following table shows consolidated income tax (expense) benefit for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Three Month Change		2016	2015	Six Month Change
Income tax (expense) benefit	$(9,047)	$33,340	$(42,387)	(127)%	$(42,811)	$39,320	$(82,131)	(209)%
Effective tax rate	73.7%	(56.9)%			20.2%	485.0%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Income tax expense increased by $42.4 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to a $41.7 million discrete tax benefit associated with the receipt of a private letter ruling in April 2015. Income tax expense increased by $82.1 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to the discrete tax benefit mentioned above and an increase in pretax income.

Equity in earnings of unconsolidated affiliates, net of tax

Equity in earnings of unconsolidated affiliates, net of tax represents our proportionate share of the earnings and losses of unconsolidated affiliates with whom we have made equity method investments.

The following table shows equity in earnings of unconsolidated affiliates, net of tax for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Three Month Change		2016	2015	Six Month Change
Equity in earnings of unconsolidated affiliates, net of tax	$10,176	$1,929	$8,247	428%	$15,173	$1,755	$13,418	765%

Equity in earnings of unconsolidated affiliates, net of tax for the three and six months ended June 30, 2016 increased compared to the three and six months ended June 30, 2015 primarily due to equity in earnings from our investment in 8point3 Operating Company, LLC, a subsidiary of 8point3 Energy Partners LP.

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

For a complete description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. There have been no material changes in our critical accounting policies during the six months ended June 30, 2016.

Recent Accounting Pronouncements

See Note 3. “Recent Accounting Pronouncements” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of June 30, 2016, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities including the contracted portion of our advanced-stage project pipeline, availability under our Revolving Credit Facility considering minimum liquidity covenant requirements, and access to the capital markets will be sufficient to meet our working capital, systems project investment, and capital expenditure needs for at least the next 12 months. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally.

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

As of June 30, 2016, we had $1.7 billion in cash, cash equivalents, and marketable securities compared to $1.8 billion as of December 31, 2015. Cash, cash equivalents, and marketable securities as of June 30, 2016 decreased primarily as a result of financing the construction of certain projects with our working capital and expenditures for property, plant, and equipment, partially offset by the increase in net sales. As of June 30, 2016 and December 31, 2015, $1.6 billion and $1.5 billion, respectively of our cash, cash equivalents, and marketable securities were held by foreign subsidiaries and were generally based in U.S. dollar and Euro denominated holdings. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Our systems business requires significant liquidity and is expected to continue to have significant liquidity requirements in the future. The net amount of our project assets, deferred project costs, billings in excess of costs and estimated earnings, and payments and billings for deferred project costs, which approximates our net capital investment in the development and construction of systems projects was $1.2 billion as of June 30, 2016. Solar power project development and construction cycles, which span the time between the identification of a site location and the commercial operation of a system, vary substantially and can take many years to mature. As a result of these long project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such projects. These up-front investments may include using our working capital, project financing, or availability under our Revolving Credit Facility to finance the construction of such projects. For example, we may have to complete, or substantially complete, the construction of a systems project before such project is sold. Delays in construction progress or in completing the sale of our systems projects that we are self-financing may also impact our liquidity. We have historically financed these up-front systems project investments primarily using working capital. In certain circumstances, we may need to finance construction costs exclusively using working capital, if project financing becomes unavailable due to market-wide, regional, or other concerns.

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

Additionally, we may elect to retain an ownership interest in certain systems projects after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a systems project at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of PV solar power system ownership, we may instead elect to temporarily own and operate such systems until we can sell the systems on economically attractive terms. As with traditional electricity generation assets, the selling price of a PV solar power system could be higher at or post-completion to reflect the elimination of construction and performance risks and other uncertainties. The decision to retain ownership of a system impacts liquidity depending upon the size and cost of the project. As of June 30, 2016, we had $410.8 million of PV solar power systems that have been placed in service. We may elect to enter into temporary or long-term project financing to reduce the impact on our liquidity and working capital with regards to such projects and systems. We may also consider entering into tax equity or other arrangements with respect to ownership interests in certain of our projects, including selling interests in our projects to our limited partnership YieldCo vehicle described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Trends and Uncertainties – 8point3 Energy Partners LP,” which could cause a portion of the economics of such projects to be recognized over time.

The following additional considerations have impacted or may impact our liquidity for the remainder of 2016 and beyond:

•
The amount of solar module inventory and BoS parts as of June 30, 2016 was $401.5 million. As we continue with the construction of our advanced-stage project pipeline, we must produce solar modules and procure BoS parts in the required volumes to support our planned construction schedules. As part of this construction cycle, we typically must manufacture modules or acquire the necessary BoS parts for construction activities in advance of receiving payment for such materials, which may temporarily reduce our liquidity. Once solar modules and BoS parts are installed in a project, such installed amounts are classified as either project assets, deferred project costs, PV solar power systems, or cost of sales depending upon whether the project is subject to a definitive sales contract and whether all revenue recognition criteria have been met. As of June 30, 2016, $202.9 million, or 66%, of our solar module inventory was either on-site or in-transit to our systems projects. All BoS parts are for our systems business projects.

•
The amount of accounts receivable, unbilled and retainage as of June 30, 2016 was $172.9 million, which included $153.9 million of unbilled amounts. These unbilled accounts receivable represent revenue that has been recognized in advance of billing the customer under the terms of the underlying construction contracts. Such construction costs have been funded with working capital, and the unbilled amounts are expected to be billed and collected from customers during the next 12 months. Once we meet the billing criteria under a construction contract, we bill our customers accordingly and reclassify the accounts receivable, unbilled and retainage to accounts receivable trade, net. The amount of accounts receivable, unbilled and retainage as of June 30, 2016 also included $19.0 million of retainage, which represents the portion of a systems project contract price earned by us for work performed, but held for payment by our customer as a form of security until we reach certain construction milestones. Such retainage amounts relate to construction costs incurred and construction work already performed.

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

•
During the remainder of 2016, we expect to spend $150 million to $200 million for capital expenditures, including expenditures related to the manufacturing of new module technologies, such as our Series 5 module offering, and upgrades to our existing machinery and equipment, which we believe will further increase our solar module conversion efficiencies.

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

Cash Flows

The following table summarizes the key cash flow metrics for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(24,781)	$(435,018)
Net cash used in investing activities	(149,148)	(102,778)
Net cash (used in) provided by financing activities	(41,506)	143,573
Effect of exchange rate changes on cash and cash equivalents	5,269	(12,687)
Net decrease in cash and cash equivalents	$(210,166)	$(406,910)

Operating Activities

The decrease in cash used in operating activities was primarily driven by an increase in the volume of systems projects sold and under construction during the period and an increase in the volume of modules sold to third parties. The decrease was also attributable to improved collections on our trade accounts receivable and lower expenditures for project assets and deferred project costs associated with financing the construction of certain projects with our working capital.

Investing Activities

The increase in cash used in investing activities was primarily due to lower distributions received from equity method investments of $237.5 million, partially offset by lower net purchases of marketable securities of $46.3 million during the six months ended June 30, 2016 compared to $194.9 million during the same period in 2015 and an increase in restricted cash.

Financing Activities

The decrease in cash provided by financing activities was primarily the result of proceeds from long-term debt arrangements of $122.9 million during the six months ended June 30, 2015 compared to proceeds of $19.8 million during the same period in 2016. The decrease was also attributable to higher payments on long-term debt and lower net proceeds from sale-leaseback financing arrangements during the six months ended June 30, 2016.

Contractual Obligations

Our contractual obligations have not materially changed since the end of 2015 with the exception of the repayment of the remaining principal balances on our Malaysian Ringgit Facility and Malaysian Euro Facility long-term debt arrangements, the reversal of the outstanding contingent consideration associated with our TetraSun acquisition, and other changes in the ordinary course of business. See Note 12. “Debt” to our condensed consolidated financial statements for information related to the repayments of long-term debt and Note 13. “Commitments and Contingencies” for information related to contingent consideration. See also our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of June 30, 2016, we have no off-balance sheet debt or similar obligations, other than financial assurance related instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt. See Note 13. “Commitments and Contingencies” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information about our financial assurance related instruments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously provided under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2016.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition, results of operations, or cash flows. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, or cash flows. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 5. Other Information

As previously disclosed in a Quarterly Report on Form 10-Q filed with the SEC on May 4, 2012, the Compensation Committee (the “Committee”) of the Board of Directors of the Company adopted in May 2012 the key senior talent equity performance program (“KSTEPP”), a performance unit program under the Company’s 2010 Omnibus Incentive Compensation Plan that is intended to link the compensation of the Company’s senior executives with the success of its Long Term Strategic Plan. For KSTEPP awards to vest, the Committee must certify that the Company achieved a threshold performance goal, which was the achievement of a specified level of KSTEPP adjusted operating income1 (as provided in the applicable award agreement) for any 12-month period beginning and ending on a calendar quarter (which we refer to as a “rolling annual period”) during the performance period applicable to such awards. The Committee has certified successful achievement of this threshold goal for all KSTEPP participants. In addition, in order for KSTEPP awards to vest in whole or in part, two additional vesting conditions must be satisfied: (i) one third of the KSTEPP may vest (subject to any applicable proration) upon the Company’s achievement in any rolling annual period during the performance period of at least 1.35 gigawatts DC of modules sold in sustainable markets and 13% cash adjusted return on invested capital2 (which we refer to as the “partial vesting condition”) and (ii) the KSTEPP awards may vest in full, reduced by any previously vested portion and subject to any applicable proration, upon the Company’s achievement in any rolling annual period during the performance period of at least 2.8 gigawatts DC of modules sold in sustainable markets and 15% cash adjusted return on invested capital (which we refer to as the “full vesting condition”). On November 9, 2015, the Committee certified the Company’s achievement of the partial vesting condition for the rolling annual period ended September 30, 2015, and on July 21, 2016, the Committee certified the Company’s achievement of the full vesting condition for the rolling annual period ended June 30, 2016. Accordingly, each KSTEPP participant will receive one share of Company common stock for each vested KSTEPP performance unit (which, for participants who incurred a qualifying termination of employment prior to the vesting date, will be prorated in accordance with the applicable award agreements), less any previously vested units. The specific number of shares to be issued in respect of vested KSTEPP performance units for each executive officer subject to the beneficial ownership reporting requirements of Section 16 of the Exchange Act have been reflected in Form 4 filings made with the SEC in accordance with the applicable rules, and additional Form 4 filings will be made as necessary to reflect shares sold pursuant to previously adopted Rule 10b5-1 trading plans established by the holders (including for the purposes of selling shares to satisfy the tax liability associated with such vesting) or otherwise.

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

FIRST SOLAR, INC.

Date: August 3, 2016	By:	/s/ BRYAN SCHUMAKER
	Name:	Bryan Schumaker
	Title:	Chief Accounting Officer