Form 10-Q
period 2017-03-31
FIRST SOLAR, INC.
filed 2017-05-05
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]
Smaller reporting company [ ]	Emerging growth company [ ]	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of April 28, 2017, 104,290,092 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales	$891,791	$876,068
Cost of sales	807,607	598,457
Gross profit	84,184	277,611
Operating expenses:
Research and development	22,799	30,187
Selling, general and administrative	48,199	67,503
Production start-up	1,150	—
Restructuring and asset impairments	20,031	—
Total operating expenses	92,179	97,690
Operating (loss) income	(7,995)	179,921
Foreign currency gain (loss), net	246	(3,240)
Interest income	6,417	6,406
Interest expense, net	(9,169)	(4,642)
Other income, net	25,861	35,553
Income before taxes and equity in earnings of unconsolidated affiliates	15,360	213,998
Income tax expense	(5,679)	(28,031)
Equity in earnings of unconsolidated affiliates, net of tax	(552)	9,669
Net income	$9,129	$195,636
Net income per share:
Basic	$0.09	$1.92
Diluted	$0.09	$1.90
Weighted-average number of shares used in per share calculations:
Basic	104,103	101,853
Diluted	104,410	102,919

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$9,129	$195,636
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,641	5,542
Unrealized (loss) gain on marketable securities and restricted investments	(4,790)	5,966
Unrealized (loss) gain on derivative instruments	(2,154)	106
Other comprehensive (loss) income, net of tax	(2,303)	11,614
Comprehensive income	$6,826	$207,250

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$1,656,245	$1,347,155
Marketable securities	789,442	607,991
Accounts receivable trade, net	151,186	266,687
Accounts receivable, unbilled and retainage	70,536	206,739
Inventories	432,602	363,219
Balance of systems parts	33,269	62,776
Project assets	—	700,800
Notes receivable, affiliate	19,600	15,000
Prepaid expenses and other current assets	177,358	217,462
Total current assets	3,330,238	3,787,829
Property, plant and equipment, net	691,767	629,142
PV solar power systems, net	452,074	448,601
Project assets	960,089	762,148
Deferred tax assets, net	251,453	255,152
Restricted cash and investments	355,237	371,307
Investments in unconsolidated affiliates and joint ventures	228,469	234,610
Goodwill	14,462	14,462
Other intangibles, net	85,902	87,970
Inventories	99,714	100,512
Notes receivable, affiliates	49,994	54,737
Other assets	85,104	77,898
Total assets	$6,604,503	$6,824,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$143,455	$148,730
Income taxes payable	5,002	12,562
Accrued expenses	185,337	262,977
Current portion of long-term debt	11,540	27,966
Deferred revenue	24,754	308,704
Other current liabilities	156,963	146,942
Total current liabilities	527,051	907,881
Accrued solar module collection and recycling liability	169,071	166,277
Long-term debt	265,823	160,422
Other liabilities	414,752	371,439
Total liabilities	1,376,697	1,606,019
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 104,289,617 and 104,034,731 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	104	104
Additional paid-in capital	2,767,941	2,765,310
Accumulated earnings	2,471,971	2,462,842
Accumulated other comprehensive loss	(12,210)	(9,907)
Total stockholders’ equity	5,227,806	5,218,349
Total liabilities and stockholders’ equity	$6,604,503	$6,824,368

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$9,129	$195,636
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	32,968	58,375
Impairments and net losses on disposal of long-lived assets	15,011	1,163
Share-based compensation	7,051	11,478
Equity in earnings of unconsolidated affiliates, net of tax	552	(9,669)
Distributions received from equity method investments	5,507	—
Remeasurement of monetary assets and liabilities	(2,558)	(1,594)
Deferred income taxes	4,494	(1,829)
Gain on sales of marketable securities and restricted investments	(46)	(37,804)
Other, net	30	8,259
Changes in operating assets and liabilities:
Accounts receivable, trade, unbilled and retainage	252,244	96,306
Prepaid expenses and other current assets	34,441	(27,691)
Inventories and balance of systems parts	(38,131)	(79,541)
Project assets	506,078	(140,136)
Other assets	(6,985)	(12,096)
Income tax receivable and payable	(2,308)	16,685
Accounts payable	(3,013)	(59,853)
Accrued expenses and other liabilities	(323,694)	63,165
Accrued solar module collection and recycling liability	2,374	3,364
Net cash provided by operating activities	493,144	84,218
Cash flows from investing activities:
Purchases of property, plant and equipment	(112,993)	(51,754)
Purchases of marketable securities and restricted investments	(359,283)	(268,963)
Proceeds from sales and maturities of marketable securities and restricted investments	177,678	179,300
Other investing activities	1,408	(3,657)
Net cash used in investing activities	(293,190)	(145,074)
Cash flows from financing activities
Repayment of long-term debt	(22,048)	(15,424)
Proceeds from borrowings under long-term debt, net of discounts and issuance costs	94,670	16,619
Repayment of sale-leaseback financing	—	(1,616)
Payments of tax withholdings for restricted shares	(4,167)	(17,418)
Proceeds from discounting of commercial letters of credit	43,025	—
Contingent consideration payments and other financing activities	(9,316)	(111)
Net cash provided by (used in) financing activities	102,164	(17,950)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,307)	6,423
Net increase (decrease) in cash, cash equivalents and restricted cash	294,811	(72,383)
Cash, cash equivalents and restricted cash, beginning of the period	1,415,690	1,207,116
Cash, cash equivalents and restricted cash, end of the period	$1,710,501	$1,134,733
Supplemental disclosure of noncash investing and financing activities:
Equity interests obtained from the sale of project assets	$—	$(25,889)
Property, plant and equipment acquisitions funded by liabilities	$21,498	$14,406
Acquisitions currently or previously funded by liabilities and contingent consideration	$21,610	$24,813
Accrued interest capitalized to long-term debt	$13,589	$—

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of First Solar management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other period. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K, which has been filed with the SEC.

Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications primarily relate to the adoptions of Accounting Standards Update (“ASU”) 2016-18, ASU 2016-09, and ASU 2014-09 as further described in Note 3. “Recent Accounting Pronouncements” and Note 14. “Revenue from Contracts with Customers” to our condensed consolidated financial statements.

Unless expressly stated or the context otherwise requires, the terms “the Company,” “we,” “us,” “our,” and “First Solar” refer to First Solar, Inc. and its subsidiaries.

2. Summary of Significant Accounting Policies

Use of Estimates. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to inputs used to recognize revenue over time, accrued solar module collection and recycling, product warranties, performance guarantees, indemnifications, accounting for income taxes, long-lived asset impairments, and testing goodwill. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from these estimates and assumptions.

Accounts Receivable Trade and Allowance for Doubtful Accounts. We record trade accounts receivable for our unconditional rights to consideration arising from our performance under contracts with customers. The carrying value of such receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. We estimate our allowance for doubtful accounts for specific trade receivable balances based on historical collection trends, the age of outstanding trade receivables, existing economic conditions, and the financial security, if any, associated with the receivables. Past-due trade receivable balances are written off when our internal collection efforts have been unsuccessful. As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less. We do not typically include extended payment terms in our contracts with customers.

Accounts Receivable, Unbilled. Accounts receivable, unbilled represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for long-term construction contracts. For example, we typically recognize revenue from contracts for the construction and sale of PV solar power systems over time using cost based input methods, which recognize revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated costs for the contract. Accordingly, revenue could be recognized in advance of billing the customer, resulting in an amount recorded to “Accounts receivable, unbilled and retainage.” Once we have an unconditional right to consideration under a construction contract, we typically bill our customer accordingly and reclassify the “Accounts receivable, unbilled and retainage” to “Accounts receivable trade, net.” Billing requirements vary by contract but are generally structured around the completion of certain construction milestones.

Retainage. Certain of our engineering, procurement, and construction (“EPC”) contracts for PV solar power systems we build contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones. We consider whether collectibility of such retainage is reasonably assured in connection with our overall assessment of the collectibility of amounts due or that will become due under our EPC contracts. Retainage included within “Accounts receivable, unbilled and retainage” is expected to be billed and collected within the next 12 months. After we satisfy the EPC contract requirements and have an unconditional right to consideration, we typically bill for retainage and reclassify such amounts to “Accounts receivable trade, net.”

Project Assets. Project assets primarily consist of costs related to solar power projects in various stages of development that are capitalized prior to the completion of the sale of the project, including projects that may have begun commercial operation under power purchase agreements (“PPAs”) and are actively marketed and intended to be sold. These project related costs include costs for land, development, and construction of a PV solar power system. Development costs may include legal, consulting, permitting, transmission upgrade, interconnection, and other similar costs. We typically classify project assets as noncurrent due to the nature of solar power projects (long-lived assets) and the time required to complete all activities to develop, construct, and sell projects, which is typically longer than 12 months. Once we enter into a definitive sales agreement, we classify such project assets as current until the sale is completed and we have met all of the criteria to recognize the sale as revenue. Any income generated by a project while it remains within project assets is accounted for as a reduction to our basis in the project, which at the time of sale and meeting all revenue recognition criteria will be recorded within cost of sales. If a project is completed and begins commercial operation prior to the closing of a sales arrangement, the completed project will remain in project assets until placed in service. We present all expenditures related to the development and construction of project assets, whether fully or partially owned, as a component of cash flows from operating activities.

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

Deferred Revenue. When we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record deferred revenue, which represents a contract liability. We recognize deferred revenue as net sales after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

Revenue Recognition – Module and Other Equipment Sales. We recognize revenue for module and other equipment sales (e.g., module plus arrangements) at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. For module and other equipment sales contracts that contain multiple performance obligations, such as the shipment or delivery of solar modules and other balance of systems (“BoS”) parts, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone selling prices and recognize the related revenue as control of each individual product is transferred to the customer, in satisfaction of the corresponding performance obligations.

Revenue Recognition – Solar Power System Sales and/or Engineering, Procurement, and Construction Services. We generally recognize revenue for sales of solar power systems and/or EPC services over time as our performance creates or enhances an energy generation asset controlled by the customer. Furthermore, the sale of a solar power system, including those in which we may receive consideration of a noncontrolling interest, when combined with EPC services represents a single performance obligation for the development and construction of a single generation asset. For such sales arrangements, we recognize revenue using cost based input methods, which recognize revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated costs for the contract, after consideration of our customers’ commitment to perform its obligations under the contract, which is typically measured through the receipt of cash deposits or other forms of financial security issued by creditworthy financial institutions or parent entities. For sales of solar power systems in which we obtain an interest in the project sold to the customer, we recognize all of the revenue for the consideration received, including the fair value of the noncontrolling interest we obtained, and defer any profit associated with the interest obtained through “Equity in earnings of unconsolidated affiliates, net of tax.”

In applying cost based input methods of revenue recognition, we use the actual costs incurred relative to the total estimated costs (including solar module costs) to determine our progress towards contract completion and to calculate the corresponding amount of revenue and gross profit to recognize. For any costs incurred that do not contribute to satisfying our performance obligations (“inefficient costs”), we exclude such costs from our input methods of revenue recognition as the amounts are not reflective of our transferring control of the system to the customer. Costs incurred towards contract completion may include costs associated with solar modules, direct materials, labor, subcontractors, and other indirect costs related to contract performance. We recognize solar module and direct material costs as incurred when such items have been installed in a system. Cost based input methods of revenue recognition require us to make estimates of net contract revenues and costs to complete our projects. In making such estimates, significant judgment is required to evaluate assumptions related to the amount of net contract revenues, including the impact of any performance incentives, liquidated damages, and other forms of variable consideration as well as any payments to customers, such as indemnifications accounted for pursuant to Accounting Standards Codification (“ASC”) 460, Guarantees. Significant judgment is also required to evaluate assumptions related to the costs to complete our projects, including materials, labor, contingencies, and other system costs.

If estimated total costs on any contract, including any inefficient costs, are greater than the net contract revenues, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues or costs to complete contracts are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated. The effect of the changes on future periods are recognized as if the revised estimates had been used since revenue was initially recognized under the contract. Such revisions could occur in any reporting period, and the effects may be material depending on the size of the contracts or the changes in estimates.

As part of our solar power system sales, we conduct performance testing of a system prior to substantial completion to confirm the system meets its operational and capacity expectations noted in the EPC agreement. In addition, we may provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable year meets or exceeds the modeled energy expectation, after certain adjustments. In certain instances, a bonus payment may be received at the end of the first year if the system performs above a specified level. Conversely, if there is an underperformance event with regards to these tests, we may incur liquidated damages as a percentage of the EPC contract price. Such performance guarantees represent a form of variable consideration and are recognized as adjustments to revenue when sufficient performance data becomes available and only to the extent that it is probable that a significant reversal of such revenue will not occur.

Revenue Recognition – Operations and Maintenance. We generally recognize revenue for standard, recurring operations and maintenance (“O&M”) services over time as customers receive and consume the benefits of such services, which typically include 24/7 system monitoring, certain PPA and other agreement compliance, North American Electric Reliability Corporation (or “NERC”) compliance, large generator interconnection agreement compliance, energy forecasting, performance engineering analysis, regular performance reporting, turn-key maintenance services including spare parts and corrective maintenance repair, warranty management, and environmental services. Other ancillary O&M services, such as equipment replacement, weed abatement, landscaping, or solar module cleaning, are recognized as revenue as the services are provided and billed to the customer. Costs of O&M services are expensed in the period in which they are incurred.

As part of our O&M service offerings, we typically offer an effective availability guarantee, which stipulates that a system will be available to generate a certain percentage of total possible energy during a specific period after adjusting for factors outside of our control as the service provider. If system availability exceeds a contractual threshold, we may receive a bonus payment, or if system availability falls below a separate threshold, we may incur liquidated damages for certain lost energy under the PPA. Such bonuses or liquidated damages represent a form of variable consideration and are estimated and recognized over time as customers receive and consume the benefits of the O&M services.

Revenue Recognition – Energy Generation. We typically recognize revenue for energy generated and sold by PV solar power systems under ASC 840, Leases, consistent with the classification of the associated PPAs. Accordingly, we recognize revenue each period based on the volume of energy delivered to the customer (i.e., the PPA offtaker). For energy generated and sold by PV solar power systems on an open contract basis, we recognize revenue at the point in time the energy is delivered to the grid.

Shipping and Handling Costs. We account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products. Accordingly, we record customer payments of shipping and handling costs as a component of net sales, and classify such costs as a component of cost of sales.

Taxes Collected from Customers and Remitted to Governmental Authorities. We exclude tax amounts assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers from our measurement of transaction prices. Accordingly, such tax amounts are not included as a component of net sales or cost of sales.

See Note 2. “Summary of Significant Accounting Policies” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a summary of our other significant accounting policies.

3. Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. As a result of our adoption of ASU 2017-04 in the first quarter of 2017, we will eliminate Step 2 for future goodwill impairment tests.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of the adoption of ASU 2016-18 in the fourth quarter of 2016, we began including amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. See the tables at the end of this note for the effects of the adoption of ASU 2016-18 on our condensed consolidated statement of cash flows for the three months ended March 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Our adoption of ASU 2016-09 in the fourth quarter of 2016 resulted in the recognition of certain deferred tax assets for excess tax benefits that had previously not been recognized, as such benefits did not reduce our income taxes payable in prior periods, and the recognition of amounts for previously estimated forfeitures of share-based awards. As a result of the adoption, we also adjusted our condensed consolidated statement of cash flows to eliminate the reclassification of excess tax benefits to cash flows from financing activities and to present payments of tax withholdings on share-based awards as cash flows from financing activities. See the tables at the end of this note for the effects of the adoption of ASU 2016-09 on our condensed consolidated financial statements for the three months ended March 31, 2016.

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

We adopted ASU 2014-09 in the first quarter of 2017 using the full retrospective method. This adoption primarily affected our systems business sales arrangements previously accounted for under ASC 360-20, which had required us to evaluate whether such arrangements had any forms of continuing involvement that may have affected the revenue or profit recognition of the transactions, including arrangements with prohibited forms of continuing involvement. When such forms of continuing involvement were present, we reduced the potential profit on the applicable project sale by our maximum exposure to loss.

Our adoption of ASU 2014-09, which supersedes the real estate sales guidance under ASC 360-20, generally requires us to recognize revenue and profit from our systems business sales arrangements earlier and in a more linear fashion than our historical practice under ASC 360-20, including the estimation of certain profits that would otherwise have been deferred. Additionally, for systems business sales arrangements in which we obtain an interest in the project sold to the customer, we recognize all of the revenue for the consideration received, including the fair value of the noncontrolling interest we obtained, and defer any profit associated with the interest obtained through “Equity in earnings of unconsolidated affiliates, net of tax.” Following the adoption of ASU 2014-09, the revenue recognition for our other sales arrangements, including sales of solar modules and O&M services, remained materially consistent with our historical practice. See the tables at the end of this note for the effects of the adoption of ASU 2014-09 on our condensed consolidated financial statements as of December 31, 2016 and for the three months ended March 31, 2016. See Note 2. “Summary of Significant Accounting Policies” to our condensed consolidated financial statements for further discussion of the effects of the adoption of ASU 2014-09 on our significant accounting policies.

Adjustments to Previously Reported Financial Statements from the Adoption of Accounting Pronouncements

The following table presents the effect of the adoption of ASU 2014-09 on our condensed consolidated balance sheet as of December 31, 2016 (in thousands):

	December 31, 2016
	As Reported	Adoption of ASU 2014-09	As Adjusted
Accounts receivable, unbilled and retainage	$205,530	$1,209	$206,739
Deferred project costs	701,105	(701,105)	—
Project assets, current	—	700,800	700,800
Prepaid expenses and other current assets	217,157	305	217,462
Total current assets	3,786,620	1,209	3,787,829
Project assets and deferred project costs	800,770	(800,770)	—
Project assets, noncurrent	—	762,148	762,148
Deferred tax assets, net	252,655	2,497	255,152
Investments in unconsolidated affiliates and joint ventures	242,361	(7,751)	234,610
Other assets	78,076	(178)	77,898
Total assets	6,867,213	(42,845)	6,824,368
Income taxes payable	5,288	7,274	12,562
Billings in excess of costs and estimated earnings	115,623	(115,623)	—
Payments and billings for deferred project costs	284,440	(284,440)	—
Deferred revenue	—	308,704	308,704
Other current liabilities	54,683	92,259	146,942
Total current liabilities	899,707	8,174	907,881
Other liabilities	428,120	(56,681)	371,439
Total liabilities	1,654,526	(48,507)	1,606,019
Additional paid-in capital	2,759,211	6,099	2,765,310
Accumulated earnings	2,463,279	(437)	2,462,842
Total stockholders’ equity	5,212,687	5,662	5,218,349
Total liabilities and stockholders’ equity	6,867,213	(42,845)	6,824,368

The following table presents the effect of the adoptions of ASU 2016-09 and ASU 2014-09 on our condensed consolidated statement of operations for the three months ended March 31, 2016 (in thousands, except per share amounts):

	Three Months Ended March 31, 2016
	As Reported	Adoption of ASU 2016-09	Adoption of ASU 2014-09	As Adjusted
Net sales	$848,484	$—	$27,584	$876,068
Cost of sales	585,539	—	12,918	598,457
Gross profit	262,945	—	14,666	277,611
Operating income	165,255	—	14,666	179,921
Income before taxes and equity in earnings of unconsolidated affiliates	199,332	—	14,666	213,998
Income tax expense	(33,764)	7,909	(2,176)	(28,031)
Equity in earnings of unconsolidated affiliates, net of tax	4,997	—	4,672	9,669
Net income	170,565	7,909	17,162	195,636
Comprehensive income	182,179	7,909	17,162	207,250

Basic net income per share	$1.67	$0.08	$0.17	$1.92
Diluted net income per share	$1.66	$0.08	$0.16	$1.90

The following table presents the effect of the adoptions of ASU 2016-18, ASU 2016-09, and ASU 2014-09 on our condensed consolidated statement of cash flows for the three months ended March 31, 2016 (in thousands):

	Three Months Ended March 31, 2016
	As Reported	Adoption of ASU 2016-18	Adoption of ASU 2016-09	Adoption of ASU 2014-09	As Adjusted
Net income	$170,565	$—	$7,909	$17,162	$195,636
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in earnings of unconsolidated affiliates, net of tax	(4,997)	—	—	(4,672)	(9,669)
Remeasurement of monetary assets and liabilities	(4,184)	2,590	—	—	(1,594)
Excess tax benefits from share-based compensation arrangements	(13,716)	—	13,716	—	—
Other, net	873	—	—	7,386	8,259
Changes in operating assets and liabilities:
Accounts receivable, trade, unbilled and retainage	117,343	—	—	(21,037)	96,306
Prepaid expenses and other current assets	(27,536)	—	—	(155)	(27,691)
Project assets	(176,232)	—	—	36,096	(140,136)
Other assets	(12,644)	—	—	548	(12,096)
Income tax receivable and payable	22,418	—	(7,909)	2,176	16,685
Accrued expenses and other liabilities	83,251	—	17,418	(37,504)	63,165
Net cash provided by operating activities	50,494	2,590	31,134	—	84,218
Change in restricted cash	34,427	(34,427)	—	—	—
Net cash used in investing activities	(110,647)	(34,427)	—	—	(145,074)
Excess tax benefits from share-based compensation arrangements	13,716	—	(13,716)	—	—
Payments of tax withholdings for restricted shares	—	—	(17,418)	—	(17,418)
Net cash provided by (used in) financing activities	13,184	—	(31,134)	—	(17,950)
Net decrease in cash, cash equivalents and restricted cash	(40,546)	(31,837)	—	—	(72,383)
Cash, cash equivalents and restricted cash, beginning of the period	1,126,826	80,290	—	—	1,207,116
Cash, cash equivalents and restricted cash, end of the period	1,086,280	48,453	—	—	1,134,733
Supplemental disclosure of noncash investing and financing activities:
Equity interests obtained from the sale of project assets	(25,921)	—	—	32	(25,889)

4. Restructuring and Asset Impairments

Cadmium Telluride Module Manufacturing and Corporate Restructuring

In November 2016, our board of directors approved a set of initiatives intended to accelerate our transition to Series 6 module manufacturing and restructure our operations to reduce costs and better align the organization with our long term strategic plan. Accordingly, we expect to upgrade and replace our existing manufacturing fleet in 2017 and 2018 with Series 6 manufacturing equipment, thereby enabling the production of solar modules with a larger form factor, better product attributes, and a lower cost structure.

As part of these initiatives, we incurred net charges of $20.0 million during the three months ended March 31, 2017, which included (i) $10.2 million of charges, primarily related to net losses on the disposition of previously impaired Series 4 manufacturing equipment, (ii) $6.2 million of severance benefits to terminated employees, and (iii) $3.6 million of net miscellaneous charges, primarily related to contract terminations, the write-off of operating supplies, and other Series 4 manufacturing exit costs. Substantially all amounts associated with these restructuring and asset impairment charges related to our components segment and were classified as “Restructuring and asset impairments” on our condensed consolidated statement of operations. We expect to incur up to $50 million of additional charges in 2017 as we continue the transition to Series 6 module manufacturing.

The following table summarizes our cadmium telluride (“CdTe”) module manufacturing and corporate restructuring activity recorded during the three months ended March 31, 2017 and the remaining liability balances at March 31, 2017 (in thousands):

	Asset Impairments	Severance	Other	Total
Ending liability balance at December 31, 2016	$—	$7,865	$550	$8,415
Charges to income	10,208	6,248	3,574	20,030
Cash payments	—	(6,312)	(3,094)	(9,406)
Non-cash amounts	(10,208)	—	(148)	(10,356)
Ending liability balance at March 31, 2017	$—	$7,801	$882	$8,683

5. Business Acquisitions

Enki Technology

In October 2016, we acquired 100% of the shares of Enki Technology, Inc. (“Enki”), a developer of advanced coating materials for the PV solar industry, for cash payments of $10.3 million, net of cash acquired of $0.3 million, and a promise to pay additional consideration of up to $7.0 million contingent on the achievement of certain production and module performance milestones. In connection with applying the acquisition method of accounting, $17.3 million of the purchase price consideration was assigned to an in process research and development (“IPR&D”) intangible asset to be amortized over its useful life upon successful completion of the underlying projects, $4.4 million was assigned to a deferred tax liability, and $4.4 million was assigned to goodwill. The acquired IPR&D includes patents, technical information and know-how, and other proprietary information associated with the development and production of anti-reflective coating material that we expect to use in the production of our solar modules. Such technology is expected to improve our module conversion efficiency and overall durability at a lower cost structure compared to our current production processes.

6. Cash and Marketable Securities

Cash and marketable securities consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Cash	$1,656,245	$1,347,155
Marketable securities:
Foreign debt	218,291	296,819
Foreign government obligations	202,115	271,172
U.S. debt	64,036	—
Time deposits	305,000	40,000
Total marketable securities	789,442	607,991
Total cash and marketable securities	$2,445,687	$1,955,146

We classify our marketable securities as available-for-sale. Accordingly, we record them at fair value and account for the net unrealized gains and losses as part of “Accumulated other comprehensive loss” until realized. We record realized gains and losses on the sale of our marketable securities in “Other income, net” computed using the specific identification method. During the three months ended March 31, 2017, we realized gains of less than $0.1 million on the sales of our marketable securities. During the three months ended March 31, 2016, we did not realize any gains or losses on the sale of our marketable securities. See Note 10. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

As of March 31, 2017, we identified four investments totaling $56.3 million that had been in a loss position for a period of time greater than 12 months with unrealized losses of $0.1 million. As of December 31, 2016, we identified three investments totaling $51.2 million that had been in a loss position for a period of time greater than 12 months with unrealized losses of $0.1 million. The unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase. Based on the underlying credit quality of the investments, we do not intend to sell these securities prior to the recovery of our cost basis. Therefore, we did not consider these securities to be other-than-temporarily impaired. All of our available-for-sale marketable securities are subject to a periodic impairment review. We did not identify any of our marketable securities as other-than-temporarily impaired as of March 31, 2017 and December 31, 2016.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign debt	$219,370	$—	$1,079	$218,291
Foreign government obligations	203,132	—	1,017	202,115
U.S. debt	64,122	—	86	64,036
Time deposits	305,000	—	—	305,000
Total	$791,624	$—	$2,182	$789,442

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign debt	$298,085	$2	$1,268	$296,819
Foreign government obligations	272,357	—	1,185	271,172
Time deposits	40,000	—	—	40,000
Total	$610,442	$2	$2,453	$607,991

The contractual maturities of our marketable securities as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	As of March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$584,388	$—	$499	$583,889
One year to two years	103,810	—	387	103,423
Two years to three years	103,426	—	1,296	102,130
Total	$791,624	$—	$2,182	$789,442

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
One year or less	$283,247	$—	$429	$282,818
One year to two years	164,797	2	414	164,385
Two years to three years	162,398	—	1,610	160,788
Total	$610,442	$2	$2,453	$607,991

The net unrealized losses of $2.2 million and $2.5 million on our marketable securities as of March 31, 2017 and December 31, 2016, respectively, were primarily the result of changes in interest rates relative to rates at the time of purchase. Our investment policy requires marketable securities to be highly rated and limits the security types, issuer concentration, and duration to maturity of our marketable securities portfolio.

The following tables show gross unrealized losses and estimated fair values for those marketable securities that were in an unrealized loss position as of March 31, 2017 and December 31, 2016, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of March 31, 2017
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign debt	$168,561	$986	$51,307	$93	$219,868	$1,079
Foreign government obligations	$197,746	$992	$4,977	$25	$202,723	$1,017
U.S. debt	$64,560	$86	$—	$—	$64,560	$86
Total	$430,867	$2,064	$56,284	$118	$487,151	$2,182

	As of December 31, 2016
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Foreign debt	$234,332	$1,123	$51,236	$145	$285,568	$1,268
Foreign government obligations	$272,503	$1,185	$—	$—	$272,503	$1,185
Total	$506,835	$2,308	$51,236	$145	$558,071	$2,453

7. Restricted Cash and Investments

Restricted cash and investments consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Restricted cash	$15,537	$31,381
Restricted investments	339,700	339,926
Total restricted cash and investments (1)	$355,237	$371,307

(1)	There was an additional $38.7 million and $37.2 million of restricted cash included within “Prepaid expenses and other current assets” at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016, our restricted cash consisted of deposits held by various banks to secure certain of our letters of credit and other deposits designated for the construction or operation of systems projects as well as the payment of amounts related to project construction credit facilities. Restricted cash for our letters of credit is classified as current or noncurrent based on the maturity date of the corresponding letter of credit. See Note 13. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion relating to our letters of credit. Restricted cash for project construction, operation, and financing is classified as current or noncurrent based on the projected use of the restricted funds.

At March 31, 2017 and December 31, 2016, our restricted investments consisted of long-term marketable securities that were held in custodial accounts to fund the estimated future costs of collecting and recycling modules covered under our solar module collection and recycling program. We classify our restricted investments as available-for-sale. Accordingly, we record them at fair value and account for the net unrealized gains and losses as a part of “Accumulated other comprehensive loss” until realized. We record realized gains and losses on the sale of our restricted investments in “Other income, net” computed using the specific identification method. During the three months ended March 31, 2017, we did not realize any gains or losses on the sale of restricted investments. During the three months ended March 31, 2016, we realized gains of $37.8 million on the sales of certain restricted investments as part of an effort to align the currencies of the investments with those of the corresponding collection and recycling liabilities. Restricted investments are classified as noncurrent as the underlying accrued solar module collection and recycling liability is also noncurrent in nature. See Note 10. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted investments.

As necessary, we fund any incremental amounts for our estimated collection and recycling obligations within 90 days of the end of each year. We determine the funding requirement, if any, based on estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted investments, and an estimated solar module life of 25 years less amounts already funded in prior years. During the three months ended March 31, 2017, no incremental funding was required for covered modules sales in 2016. To ensure that these funds will be available in the future regardless of any potential adverse changes in our financial condition (even in the case of our own insolvency), we have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc., First Solar Malaysia Sdn. Bhd., and First Solar Manufacturing GmbH are grantors. Only the trustee can distribute funds from the custodial accounts, and these funds cannot be accessed for any purpose other than to cover qualified costs of module collection and recycling, either by us or a third party performing the required collection and recycling services. Investments in these custodial accounts must meet certain investment quality criteria comparable to highly rated government or agency bonds. We closely monitor our exposure to European markets and maintain holdings primarily consisting of German and French sovereign debt securities that are not currently at risk of default.

The following tables summarize the unrealized gains and losses related to our restricted investments, by major security type, as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$110,608	$56,739	$—	$167,347
U.S. government obligations	170,597	10,695	8,939	172,353
Total	$281,205	$67,434	$8,939	$339,700

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government obligations	$107,604	$62,350	$—	$169,954
U.S. government obligations	169,294	10,468	9,790	169,972
Total	$276,898	$72,818	$9,790	$339,926

As of March 31, 2017, the contractual maturities of our restricted investments were between 13 years and 20 years. As of December 31, 2016, the contractual maturities of our restricted investments were between 11 years and 20 years.

8. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable trade, gross	$151,206	$266,687
Allowance for doubtful accounts	(20)	—
Accounts receivable trade, net	$151,186	$266,687

At March 31, 2017 and December 31, 2016, $20.1 million and $12.2 million, respectively, of our accounts receivable trade, net were secured by letters of credit, bank guarantees, or other forms of financial security issued by creditworthy financial institutions.

Accounts receivable, unbilled and retainage

Accounts receivable, unbilled and retainage consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable, unbilled	$64,995	$200,474
Retainage	5,541	6,265
Accounts receivable, unbilled and retainage	$70,536	$206,739

Inventories

Inventories consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$140,726	$148,222
Work in process	10,505	13,204
Finished goods	381,085	302,305
Inventories	$532,316	$463,731
Inventories – current	$432,602	$363,219
Inventories – noncurrent (1)	$99,714	$100,512

(1)
As needed, we may purchase a critical raw material that is used in our core production process in quantities that exceed anticipated consumption within our normal operating cycle (which is 12 months). We classify such raw materials that we do not expect to consume within our normal operating cycle as noncurrent.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Prepaid expenses	$42,243	$42,007
Prepaid income taxes	31,345	35,336
Restricted cash	38,719	37,154
Value added tax receivables	7,980	22,308
Derivative instruments	1,183	6,078
Other current assets	55,888	74,579
Prepaid expenses and other current assets	$177,358	$217,462

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Land	$7,882	$7,839
Buildings and improvements	378,757	378,981
Machinery and equipment	1,298,439	1,444,442
Office equipment and furniture	150,178	147,833
Leasehold improvements	49,631	53,552
Construction in progress	179,231	93,164
Stored assets (1)	16,059	17,995
Property, plant and equipment, gross	2,080,177	2,143,806
Accumulated depreciation	(1,388,410)	(1,514,664)
Property, plant and equipment, net	$691,767	$629,142

(1)
Consist of certain machinery and equipment (“stored assets”) that were originally intended for use in previously planned manufacturing capacity expansions. As further described in Note 4. “Restructuring and Asset Impairments” to our condensed consolidated financial statements, we recently introduced our next generation Series 6 module technology, which is expected to enable the production of modules with a larger form factor, better product attributes, and a lower cost structure. The majority of the remaining stored assets are expected to be repurposed for Series 6 manufacturing as we transition our production lines to such module technology through 2018. As the remaining stored assets are neither in the condition nor location to produce modules as intended, we will not begin depreciation until such assets are placed in service. We evaluate our property, plant and equipment, including our stored assets, for impairment under a held and used impairment model whenever events or changes in business circumstances arise, including consideration of technological obsolescence, that may indicate that the carrying amount of such assets may not be recoverable.

Depreciation of property, plant and equipment was $26.9 million and $54.6 million for the three months ended March 31, 2017 and 2016, respectively.

PV solar power systems, net

PV solar power systems, net consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
PV solar power systems, gross	$473,143	$464,581
Accumulated depreciation	(21,069)	(15,980)
PV solar power systems, net	$452,074	$448,601

Depreciation of PV solar power systems was $5.1 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.

Capitalized interest

The cost of constructing facilities, equipment, and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest were as follows during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest cost incurred	$(9,270)	$(5,894)
Interest cost capitalized – property, plant and equipment	—	236
Interest cost capitalized – project assets	101	1,016
Interest expense, net	$(9,169)	$(4,642)

Project assets

Project assets consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Project assets – development costs, including project acquisition and land costs	$377,787	$444,264
Project assets – construction costs	582,302	1,018,684
Total project assets	960,089	1,462,948
Project assets – current	—	700,800
Project assets – noncurrent	960,089	762,148

Other assets

Other assets consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Notes receivable (1)	$7,514	$7,385
Income taxes receivable	4,106	4,230
Deferred rent	27,001	27,160
Other	46,483	39,123
Other assets	$85,104	$77,898

(1)
In April 2009, we entered into a credit facility agreement with a solar power project entity of one of our customers for an available amount of €17.5 million to provide financing for a PV solar power system. The credit facility replaced a bridge loan that we had made to this entity. The credit facility bears interest at 8.0% per annum payable quarterly with the full amount due in December 2026. As of March 31, 2017 and December 31, 2016, the balance outstanding on the credit facility was €7.0 million ($7.5 million and $7.4 million, respectively).

Goodwill

Goodwill, summarized by relevant reporting unit, consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2016	Acquisitions (Impairments)	March 31, 2017
Components	$407,827	$—	$407,827
Accumulated impairment losses	(393,365)	—	(393,365)
Total	$14,462	$—	$14,462

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

Other intangibles, net

Other intangibles, net consisted of developed technologies from prior business acquisitions, certain PPAs acquired after the associated PV solar power systems were placed in service, our internally-generated intangible assets, substantially all of which were patents on technologies related to our products and production processes, and IPR&D related to our Enki acquisition as described in Note 5. “Business Acquisitions” to our condensed consolidated financial statements. We record an asset for patents, after the patent has been issued, based on the legal, filing, and other costs incurred to secure them. We amortize intangible assets on a straight-line basis over their estimated useful lives once the intangible assets meet the criteria to be amortized.

The following tables summarize our intangible assets at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Amount
Developed technology	$76,959	$(18,612)	$—	$58,347
Power purchase agreements	6,486	(81)	—	6,405
Patents	6,538	(2,643)	—	3,895
In-process research and development	17,255	—	—	17,255
Total	$107,238	$(21,336)	$—	$85,902

	December 31, 2016
	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Amount
Developed technology	$114,612	$(18,208)	$(36,215)	$60,189
Power purchase agreements	6,486	—	—	6,486
Patents	6,538	(2,498)	—	4,040
In-process research and development	17,255	—	—	17,255
Total	$144,891	$(20,706)	$(36,215)	$87,970

Amortization expense for our intangible assets was $2.1 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively.

Accrued expenses

Accrued expenses consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Accrued compensation and benefits	$29,594	$47,877
Accrued property, plant and equipment	10,943	14,828
Accrued inventory	5,308	13,085
Accrued project assets	42,370	71,164
Product warranty liability (1)	40,432	40,079
Other	56,690	75,944
Accrued expenses	$185,337	$262,977

(1)	See Note 13. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product warranty liability.”

Other current liabilities

Other current liabilities consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Indemnification liabilities	100,000	100,000
Derivative instruments	21,572	6,642
Contingent consideration (1)	11,729	19,620
Financing liability (2)	6,803	5,219
Other	16,859	15,461
Other current liabilities	$156,963	$146,942

(1)	See Note 13. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Contingent consideration” arrangements.

(2)
See Note 11. “Investments in Unconsolidated Affiliates and Joint Ventures” to our condensed consolidated financial statements for discussion of the financing liabilities associated with our leaseback of the Maryland Solar project.

Other liabilities

Other liabilities consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Product warranty liability (1)	$212,990	$212,329
Other taxes payable (2)	25,378	24,099
Contingent consideration (1)	9,881	10,472
Financing liability (3)	32,167	33,314
Commercial letter of credit liability (4)	69,913	26,579
Other	64,423	64,646
Other liabilities	$414,752	$371,439

(1)	See Note 13. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product warranty liability” and “Contingent consideration” arrangements.

(2)	See Note 16. “Income Taxes” to our condensed consolidated financial statements for discussion on our liabilities associated with uncertain tax positions.

(3)
See Note 11. “Investments in Unconsolidated Affiliates and Joint Ventures” to our condensed consolidated financial statements for discussion of the financing liabilities associated with our leaseback of the Maryland Solar project.

(4)	See Note 13. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Commercial letter of credit liability.”

9. Derivative Financial Instruments

As a global company, we are exposed in the normal course of business to interest rate and foreign currency risks that could affect our financial position, results of operations, and cash flows. We use derivative instruments to hedge against these risks and only hold such instruments for hedging purposes, not for speculative or trading purposes.

Depending on the terms of the specific derivative instruments and market conditions, some of our derivative instruments may be assets and others liabilities at any particular balance sheet date. We report all of our derivative instruments at fair value and account for changes in the fair value of derivative instruments within “Accumulated other comprehensive loss” if the derivative instruments qualify for hedge accounting. For those derivative instruments that do not qualify for hedge accounting (“economic hedges”), we record the changes in fair value directly to earnings. See Note 10. “Fair Value Measurements” to our condensed consolidated financial statements for information about the techniques we use to measure the fair value of our derivative instruments.

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$—	$742	$757
Total derivatives designated as hedging instruments	$—	$742	$757

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1,183	$20,830	$—
Interest rate swap contracts	—	—	4,676
Total derivatives not designated as hedging instruments	$1,183	$20,830	$4,676
Total derivative instruments	$1,183	$21,572	$5,433

	December 31, 2016
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$2,072	$387	$444
Total derivatives designated as hedging instruments	$2,072	$387	$444

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$4,006	$6,255	$—
Total derivatives not designated as hedging instruments	$4,006	$6,255	$—
Total derivative instruments	$6,078	$6,642	$444

The impact of offsetting balances associated with derivative instruments designated as hedging instruments is shown below (in thousands):

	March 31, 2017
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$(1,499)	—	(1,499)	—	—	$(1,499)

	December 31, 2016
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$1,241	—	1,241	—	—	$1,241

The following tables present the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income or loss and our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Foreign Exchange Forward Contracts	Interest Rate Swap Contract	Cross Currency Swap Contract	Total
Balance in accumulated other comprehensive (loss) income at December 31, 2016	$2,556	$—	$—	$2,556
Amounts recognized in other comprehensive (loss) income	(2,967)	—	—	(2,967)
Balance in accumulated other comprehensive (loss) income at March 31, 2017	$(411)	$—	$—	$(411)

Balance in accumulated other comprehensive (loss) income at December 31, 2015	$162	$(16)	$(2,017)	$(1,871)
Amounts recognized in other comprehensive income (loss)	(2)	(2)	7,163	7,159
Amounts reclassified to earnings impacting:
Foreign currency gain (loss), net	—	—	(7,162)	(7,162)
Interest expense, net	—	18	80	98
Balance in accumulated other comprehensive (loss) income at March 31, 2016	$160	$—	$(1,936)	$(1,776)

We recorded no amounts related to ineffective portions of our derivative instruments designated as cash flow hedges during the three months ended March 31, 2017 and 2016. We recognized unrealized losses of $0.1 million and $0.2 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within “Other income, net” during the three months ended March 31, 2017 and 2016.

The following table presents amounts related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

		Three Months Ended March 31,
	Income Statement Line Items	2017	2016
Foreign exchange forward contracts	Foreign currency gain (loss), net	$(20,159)	$(17,381)
Interest rate swap contracts	Interest expense, net	(4,676)	—

Interest Rate Risk

We use cross-currency swap and interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use such swap contracts for speculative or trading purposes.

In March 2017, Manildra Finco Pty Ltd, our indirect wholly-owned subsidiary and project financing company, entered into various interest rate swap contracts to hedge a portion of the floating rate construction loan facility under the associated project’s Manildra Credit Facility (as defined in Note 12. “Debt” to our condensed consolidated financial statements). Such swaps had an initial aggregate notional value of AUD 12.8 million and entitled the project to receive a one-month or three-month floating Bank Bill Swap or “BSBW” interest rate while requiring the project to pay a fixed rate of 3.13%. The aggregate notional amount of the interest rate swap contracts proportionately adjusts with the scheduled draws and principal payments on the underlying hedged debt. As of March 31, 2017, the aggregate notional value of the interest rate swap contracts was AUD 12.8 million ($9.8 million). These derivative instruments do not qualify for accounting as cash flow hedges in accordance with ASC 815 due to our expectation to sell the associated project before the maturity of its project specific debt financing and corresponding swap contracts. Accordingly, the changes in the fair value of the swap contracts are recorded directly to “Interest expense, net.”

In January 2017, FS Japan Project 12 GK, our indirect wholly-owned subsidiary and project company, entered into an interest rate swap contract to hedge a portion of the floating rate senior loan facility under the project’s Ishikawa Credit Agreement (as defined in Note 12. “Debt” to our condensed consolidated financial statements). Such swap had an initial notional value of ¥5.7 billion and entitled the project to receive a six-month floating Tokyo Interbank Offered Rate (“TIBOR”) interest rate while requiring the project to pay a fixed rate of 1.482%. The notional amount of the interest rate swap contract proportionately adjusts with the scheduled draws and principal payments on the underlying hedged debt. As of March 31, 2017, the notional value of the interest rate swap contract was ¥5.7 billion ($50.9 million). This derivative instrument does not qualify for accounting as a cash flow hedge in accordance with ASC 815 due to our expectation to sell the associated project before the maturity of its project specific debt financing and corresponding swap contract. Accordingly, the changes in the fair value of the swap contract are recorded directly to “Interest expense, net.”

Foreign Currency Exchange Risk

Cash Flow Exposure

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of March 31, 2017 and December 31, 2016, these foreign exchange forward contracts hedged our forecasted cash flows for 18 months and 21 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of a derivative’s unrealized gain or loss in “Accumulated other comprehensive loss” and subsequently reclassify amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

	March 31, 2017
Currency	Notional Amount	USD Equivalent
Indian rupee	INR 860.0	$13.2

	December 31, 2016
Currency	Notional Amount	USD Equivalent
Indian rupee	INR 860.0	$12.7
Australian dollar	AUD 55.3	$40.0

In the following 12 months, we expect to reclassify to earnings $0.3 million of net unrealized loss related to these forward contracts that are included in “Accumulated other comprehensive loss” at March 31, 2017 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rates when we realize the related forecasted transactions.

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

We enter into foreign exchange forward contracts to economically hedge balance sheet and other exposures related to transactions between certain of our subsidiaries and transactions with third parties. Such contracts are considered economic hedges and do not qualify for hedge accounting. Accordingly, we recognize gains or losses from the fluctuations in foreign exchange rates and the fair value of these derivative contracts in “Foreign currency gain (loss), net” on our condensed consolidated statements of operations. As of March 31, 2017 and December 31, 2016, the total net unrealized loss on our economic hedge foreign exchange forward contracts was $19.6 million and $2.2 million, respectively. These contracts mature at various dates within the next 1.8 years.

As of March 31, 2017 and December 31, 2016, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	March 31, 2017
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€103.8	$111.4
Sell	Euro	€138.8	$149.0
Purchase	Australian dollar	AUD 13.1	$10.0
Sell	Australian dollar	AUD 20.1	$15.4
Purchase	Malaysian ringgit	MYR 47.7	$10.8
Sell	Malaysian ringgit	MYR 184.6	$41.8
Sell	Canadian dollar	CAD 17.7	$13.3
Purchase	Chilean peso	CLP 11,113.1	$16.8
Sell	Chilean peso	CLP 20,305.7	$30.7
Purchase	Chinese yuan	CNY 32.3	$4.7
Sell	Japanese yen	¥20,307.9	$182.5
Sell	Singapore dollar	SGD 3.1	$2.2
Sell	Indian rupee	INR 13,565.1	$209.0
Sell	South African rand	ZAR 49.4	$3.8

	December 31, 2016
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€64.5	$68.0
Sell	Euro	€103.6	$109.3
Purchase	Australian dollar	AUD 1.2	$0.9
Sell	Australian dollar	AUD 19.3	$14.0
Sell	Malaysian ringgit	MYR 24.5	$5.5
Sell	Canadian dollar	CAD 17.7	$13.2
Sell	Chilean peso	CLP 13,611.6	$20.3
Purchase	Chinese yuan	CNY 24.3	$3.5
Purchase	Japanese yen	¥97.3	$0.8
Sell	Japanese yen	¥15,610.4	$133.7
Sell	British pound	£0.6	$0.7
Sell	Indian rupee	INR 12,753.2	$187.7
Sell	South African rand	ZAR 51.2	$3.7

10. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•
Marketable Securities and Restricted Investments. At March 31, 2017, our marketable securities consisted of foreign debt, foreign government obligations, U.S. debt, and time deposits, and our restricted investments consisted of foreign and U.S. government obligations. At December 31, 2016, our marketable securities consisted of foreign debt, foreign government obligations, and time deposits, and our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities and restricted investments using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standings in these fair value measurements.

•
Derivative Assets and Liabilities. At March 31, 2017 and December 31, 2016, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies. At March 31, 2017, our derivative assets and liabilities also consisted of various interest rate swap contracts involving major interest rates. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. Where applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At March 31, 2017 and December 31, 2016, the fair value measurements of our assets and liabilities that we measure on a recurring basis were as follows (in thousands):

	March 31, 2017
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Foreign debt	$218,291	$—	$218,291	$—
Foreign government obligations	202,115	—	202,115	—
U.S. debt	64,036	—	64,036	—
Time deposits	305,000	305,000	—	—
Restricted investments	339,700	—	339,700	—
Derivative assets	1,183	—	1,183	—
Total assets	$1,130,325	$305,000	$825,325	$—
Liabilities:
Derivative liabilities	$27,005	$—	$27,005	$—

	December 31, 2016
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Our Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Foreign debt	$296,819	$—	$296,819	$—
Foreign government obligations	271,172	—	271,172	—
Time deposits	40,000	40,000	—	—
Restricted investments	339,926	—	339,926	—
Derivative assets	6,078	—	6,078	—
Total assets	$953,995	$40,000	$913,995	$—
Liabilities:
Derivative liabilities	$7,086	$—	$7,086	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial and derivative instruments at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities	$789,442	$789,442	$607,991	$607,991
Foreign exchange forward contract assets	1,183	1,183	6,078	6,078
Restricted investments	339,700	339,700	339,926	339,926
Notes receivable – noncurrent	7,514	7,582	7,385	7,493
Notes receivable, affiliate – current	19,594	22,147	15,000	16,946
Notes receivable, affiliates – noncurrent	50,000	48,138	54,737	53,586
Liabilities:
Long-term debt, including current maturities	$276,927	$292,466	$187,826	$195,160
Interest rate swap contract liabilities	4,676	4,676	—	—
Foreign exchange forward contract liabilities	22,329	22,329	7,086	7,086

The carrying values on our condensed consolidated balance sheets of our cash, trade accounts receivable, unbilled accounts receivable and retainage, restricted cash, accounts payable, income taxes payable, and accrued expenses approximated their fair values due to their nature and relatively short maturities; therefore, we excluded them from the foregoing table. We estimated the fair value of our notes receivable and long-term debt using a discounted cash flow approach (an income approach) based on observable market inputs. We incorporated the credit risk of our counterparty for all asset fair value measurements and our own credit risk for all liability fair value measurements. Such fair value measurements are considered Level 2 under the fair value hierarchy.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, marketable securities, trade accounts receivable, restricted cash and investments, notes receivable, and foreign exchange forward contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place cash, marketable securities, restricted cash and investments, and foreign exchange forward contracts with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions. Our net sales are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary. Depending upon the sales arrangement, we may require some form of payment security from our customers, including parent guarantees, bank guarantees, or commercial letters of credit.

11. Investments in Unconsolidated Affiliates and Joint Ventures

We have joint ventures or other strategic arrangements with partners in several markets, which are generally used to expedite our penetration of those markets and establish relationships with potential customers. We also enter into joint ventures or strategic arrangements with customers or other entities to maximize the value of particular projects. Some of these arrangements involve and are expected in the future to involve significant investments or other allocations of capital. Investments in unconsolidated entities for which we have significant influence, but not control, over the entities’ operating and financial activities are accounted for under the equity method of accounting. Investments in unconsolidated entities for which we do not have the ability to exert such significant influence are accounted for under the cost method of accounting. The following table summarizes our equity and cost method investments as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Equity method investments	$226,196	$232,337
Cost method investments	2,273	2,273
Investments in unconsolidated affiliates and joint ventures	$228,469	$234,610

8point3 Energy Partners LP

In June 2015, 8point3 Energy Partners LP (the “Partnership”), a limited partnership formed by First Solar and SunPower Corporation (the “Sponsors”), completed its initial public offering (the “IPO”) pursuant to a Registration Statement on Form S-1, as amended. As part of the IPO, the Sponsors contributed interests in various projects to 8point3 Operating Company, LLC (“OpCo”) in exchange for voting and economic interests in the entity, and the Partnership acquired an economic interest in OpCo using proceeds from the IPO. Since the formation of the Partnership, we and SunPower Corporation have, from time to time, continued to sell interests in solar projects to the Partnership. The Partnership owns and operates this portfolio of solar energy generation projects and is expected to acquire additional interests in projects from the Sponsors. In April 2017, we announced that we were reviewing alternatives for the sale of our interests in the Partnership.

As of March 31, 2017, we owned an aggregate of 22,116,925 Class B shares representing a 28% voting interest in the Partnership, and an aggregate of 6,721,810 common units and 15,395,115 subordinated units in OpCo together representing a 28% limited liability company interest in the entity. Future quarterly distributions from OpCo are subject to a subordination period in which holders of the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages in the payment of minimum distributions from prior quarters. The subordination period will end after OpCo has earned and paid minimum quarterly distributions for three years ending on or after August 31, 2018 and there are no outstanding arrearages on common units. Notwithstanding the foregoing, the subordination period could end after OpCo has earned and paid 150% of minimum quarterly distributions, plus the related distributions to incentive distribution right holders, for one year ending on or after August 31, 2016 and there are no outstanding arrearages on common units. At the end of the subordination period, all subordinated units will convert to common units on a one-for-one basis. During the three months ended March 31, 2017, we received distributions from OpCo of $5.5 million. We also hold certain incentive distribution rights in OpCo, which represent a right to incremental distributions after certain distribution thresholds are met.

The Partnership is managed and controlled by its general partner, 8point3 General Partner, LLC (“General Partner”), and we account for our interest in OpCo, a subsidiary of the Partnership, under the equity method of accounting as we are able to exercise significant influence over the Partnership due to our representation on the board of directors of its General Partner. Under the equity method of accounting, we recognize equity in earnings for our proportionate share of OpCo’s net income or loss, including adjustments for the amortization of a $41.7 million remaining basis difference, which resulted from the cost of our investment differing from our proportionate share of OpCo’s equity. We recognized equity in earnings, net of tax, from our investment in OpCo of $0.8 million and $6.1 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, the carrying value of our investment in OpCo was $202.6 million and $206.8 million, respectively.

In connection with the IPO, we also entered into an agreement with a subsidiary of the Partnership to lease back one of our originally contributed projects, Maryland Solar, until December 31, 2019. Under the terms of the agreement, we make fixed rent payments to the Partnership’s subsidiary and are entitled to all of the energy generated by the project. Due to our continuing involvement with the project, we account for the leaseback agreement as a financing transaction. As of March 31, 2017 and December 31, 2016, our financing obligation associated with the leaseback was $39.0 million and $38.5 million, respectively.

In December 2016, we completed the sale of our remaining 34% interest in the 300 MW Desert Stateline project located in San Bernardino County, California to OpCo for aggregate consideration of $329.5 million, including a $50.0 million promissory note. The promissory note is unsecured and matures in December 2020. The promissory note bears interest at 4% per annum, which rate may increase to 6% per annum (i) upon the occurrence and during the continuation of a specified event of default and (ii) in respect of amounts accrued as payments-in-kind pursuant to the terms of such promissory note. Subject to certain conditions, OpCo may prepay the promissory note. Until OpCo has paid in full the principal and interest on the promissory note, OpCo is restricted in its ability to: (i) acquire interests in additional projects (other than the acquisition of an 8 MW project located in Kern County, California); (ii) use the net proceeds of equity issuances except as prescribed in the promissory note; (iii) incur additional indebtedness to which the promissory note would be subordinate; and (iv) extend the maturity date under OpCo’s existing credit facility. As of March 31, 2017 and December 31, 2016, the balance outstanding on the promissory note was $50.0 million.

We provide O&M services to certain of the Partnership’s partially owned project entities, including SG2 Holdings, LLC; Lost Hills Blackwell Holdings, LLC; NS Solar Holdings, LLC; Kingbird Solar A, LLC; Kingbird Solar B, LLC; and Desert Stateline LLC. During the three months ended March 31, 2017 and 2016, we recognized revenue of $2.9 million and $1.3 million, respectively, for such O&M services.

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

In addition to our equity investment in CEC, we also entered into a loan agreement to provide CEC with term loan advances up to $15.0 million. All term loans are due in November 2017 on the third anniversary of the initial loan agreement. Interest is payable semiannually at rates ranging from 7% to 16% depending on CEC’s current capital structure. As of March 31, 2017 and December 31, 2016, the balance outstanding on the term loans was $15.0 million. In February 2016, we entered into a convertible loan agreement with CEC for $4.6 million, which was funded in April 2016. The convertible loan bears interest at 10% per annum, and the outstanding principal and interest are due in February 2018 on the second anniversary of the initial loan agreement unless converted earlier pursuant to a qualified equity financing by CEC.

CEC is considered a variable interest entity, or VIE, and our 27% ownership interest in and loans to the company are considered variable interests. We account for our investment in CEC under the equity method of accounting as we concluded we are not the primary beneficiary of the company given that we do not have the power to make decisions over the activities that most significantly impact the company’s economic performance. Under the equity method of accounting, we recognize equity in earnings for our proportionate share of CEC’s net income or loss including adjustments for the amortization of a basis difference resulting from the cost of our investment differing from our proportionate share of CEC’s equity. During the three months ended March 31, 2017 and 2016, we recognized losses, net of tax, of $1.2 million and $1.3 million, respectively, from our investment in CEC. As of March 31, 2017 and December 31, 2016, the carrying value of our investment was $8.6 million and $10.5 million, respectively.

12. Debt

Our long-term debt consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

		Balance (USD)
Loan Agreement	Loan Denomination	March 31, 2017	December 31, 2016
Revolving Credit Facility	USD	$—	$—
Luz del Norte Credit Facilities	USD	180,864	180,939
Ishikawa Credit Agreement	JPY	65,621	—
Japan Credit Facility	JPY	7,485	9,477
Marikal and Mahabubnagar Credit Facilities	INR	4,053	4,067
Polepally Credit Facility	INR	2,195	2,208
Hindupur Credit Facility	INR	18,920	—
Manildra Credit Facility	AUD	11,853	—
Capital lease obligations	Various	436	562
Long-term debt principal		291,427	197,253
Less: unamortized discount and debt issuance costs		(14,064)	(8,865)
Total long-term debt		277,363	188,388
Less: current portion		(11,540)	(27,966)
Noncurrent portion		$265,823	$160,422
Revolving Credit Facility

Our amended and restated credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent provides us with a senior secured credit facility (the “Revolving Credit Facility”) with an aggregate available amount of $700.0 million, with the right to request an increase up to $900.0 million, subject to certain conditions. Borrowings under the Revolving Credit Facility bear interest at (i) the London Interbank Offered Rate (“LIBOR”), adjusted for Eurocurrency reserve requirements, plus a margin of 2.25% or (ii) a base rate as defined in the credit agreement plus a margin of 1.25%, depending on the type of borrowing requested. These margins are subject to adjustment depending on our consolidated leverage ratio. We had no borrowings under our Revolving Credit Facility as of March 31, 2017 and December 31, 2016 and had issued $123.3 million and $125.0 million, respectively, of letters of credit using availability under the facility, leaving a total remaining availability of $576.7 million and $575.0 million, respectively. Loans and letters of credit issued under the Revolving Credit Facility are jointly and severally guaranteed by First Solar, Inc. (“FSI”); First Solar Electric, LLC; First Solar Electric (California), Inc.; and First Solar Development, LLC and are secured by interests in substantially all of the guarantors’ tangible and intangible assets other than certain excluded assets.

In January 2017, we entered into a sixth amendment to the Revolving Credit Facility. The amendment modified certain financial condition covenants to remove the requirement to maintain a minimum consolidated EBITDA and to increase the liquidity availability required to be maintained from $400.0 million to $800.0 million. Following this amendment, the remaining covenants of the credit agreement include a leverage ratio covenant and the minimum liquidity covenant noted above. Additionally, the credit agreement contains customary non-financial covenants and certain restrictions on our ability to pay dividends. We were in compliance with all covenants of the facility as of March 31, 2017.

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

Luz del Norte Credit Facilities

In August 2014, Parque Solar Fotovoltaico Luz del Norte SpA (“Luz del Norte”), our indirect wholly-owned subsidiary, entered into credit facilities with the Overseas Private Investment Corporation (“OPIC”) and the International Finance Corporation (“IFC”) to provide limited-recourse senior secured debt financing for the design, development, financing, construction, testing, commissioning, operation, and maintenance of a 141 MW PV solar power plant located near Copiapó, Chile. At the same time, Luz del Norte also entered into a Chilean peso facility (“VAT facility” and together with the OPIC and IFC loans, the “Luz del Norte Credit Facilities”) with Banco de Crédito e Inversiones to fund Chilean value added tax associated with the construction of the Luz del Norte project. In February 2017, we extended the maturity of the VAT facility until June 2017 and in March 2017, we repaid the remaining balance on the VAT facility. As of December 31, 2016, the balance outstanding on the VAT facility was $13.7 million.

In March 2017, we amended the terms of the OPIC and IFC credit facilities. Such amendments (i) allowed for the capitalization of accrued and unpaid interest through March 15, 2017, along with the capitalization of certain future interest payments as variable rate loans under the credit facilities, (ii) allowed for the conversion of certain fixed rate loans to variable rate loans upon scheduled repayment, (iii) extended the maturity of the OPIC and IFC loans until June 2037, and (iv) canceled the remaining borrowing capacity under the OPIC and IFC credit facilities with the exception of the capitalization of certain future interest payments. As of March 31, 2017 and December 31, 2016, the balance outstanding on the OPIC loans was $135.5 million and $125.1 million, respectively. As of March 31, 2017 and December 31, 2016, the balance outstanding on the IFC loans was $45.4 million and $42.2 million, respectively.

The OPIC and IFC loans are secured by liens over all of Luz del Norte’s assets, which had an aggregate book value of $341.2 million, including intercompany charges, as of March 31, 2017 and by a pledge of all of the equity interests in the entity. The Luz del Norte Credit Facilities contain customary representations and warranties, covenants, and events of default for comparable credit facilities. We were in compliance with all covenants related to the Luz del Norte Credit Facilities as of March 31, 2017.

Ishikawa Credit Agreement

In December 2016, FS Japan Project 12 GK (“Ishikawa”), our indirect wholly-owned subsidiary, entered into a credit agreement (the “Ishikawa Credit Agreement”) with Mizuho Bank Ltd. for aggregate borrowings of up to ¥27.3 billion ($245.4 million) for the development and construction of a 59 MW PV solar power plant located in Ishikawa, Japan. The credit agreement consists of a ¥24.0 billion ($215.7 million) senior loan facility, a ¥2.1 billion ($18.9 million) consumption tax facility, and a ¥1.2 billion ($10.8 million) letter of credit facility. The senior loan facility matures in October 2036, and the consumption tax facility matures in April 2020. The credit agreement is secured by pledges of Ishikawa’s assets, accounts, material project documents, and by the equity interests in the entity. As of March 31, 2017, the balance outstanding on the credit agreement was $65.6 million. The credit agreement contains customary representations and warranties, covenants, and events of default for comparable loan facilities in Japan. We were in compliance with all covenants related to the Ishikawa Credit Agreement as of March 31, 2017.

Japan Credit Facility

In September 2015, First Solar Japan GK, our wholly-owned subsidiary, entered into a construction loan facility with Mizuho Bank Ltd. for borrowings up to ¥4.0 billion ($36.0 million) for the development and construction of utility-scale PV solar power plants in Japan (the “Japan Credit Facility”). In September 2016, First Solar Japan GK renewed the facility for an additional one-year period until September 2017. The facility is guaranteed by FSI and secured by pledges of certain projects’ cash accounts and other rights in the projects. As of March 31, 2017 and December 31, 2016, the balance outstanding on the facility was $7.5 million and $9.5 million, respectively. The facility contains customary representations and warranties, covenants, and events of default for comparable construction loan facilities in Japan. We were in compliance with all covenants related to the Japan Credit Facility as of March 31, 2017.

Marikal and Mahabubnagar Credit Facilities

In March 2015, Marikal Solar Parks Private Limited and Mahabubnagar Solar Parks Private Limited, our indirect wholly-owned subsidiaries, entered into term loan facilities (the “Marikal and Mahabubnagar Credit Facilities”) with Axis Bank as administrative agent for combined aggregate borrowings up to INR 1.1 billion ($16.9 million) for the development and construction of two 10 MW PV solar power plants located in Telangana, India. The term loan facilities have a combined letter of credit sub-limit of INR 0.8 billion ($12.3 million), which may also be used to support construction activities. As of March 31, 2017 and December 31, 2016, we had issued INR 0.8 billion ($12.3 million) and INR 0.8 billion ($11.2 million) of letters of credit under the term loan facilities, respectively. The term loan facilities mature in December 2028 and are secured by certain assets of the borrowers, which had an aggregate book value of $103.0 million, including intercompany charges, as of March 31, 2017 and by a pledge of a portion of the equity interests in the borrowers. As of March 31, 2017 and December 31, 2016, the balance outstanding on the term loan facilities was $4.1 million. The term loan facilities contain various financial covenants, including a leverage ratio covenant, a debt service ratio covenant, and a fixed asset coverage ratio covenant. We were in compliance with all covenants related to the term loan facilities as of March 31, 2017.

Polepally Credit Facility

In March 2016, Polepally Solar Parks Private Limited, our indirect wholly-owned subsidiary, entered into a term loan facility (the “Polepally Credit Facility”) with Axis Bank as administrative agent for borrowings up to INR 1.3 billion ($20.0 million) for costs related to a 25 MW PV solar power plant located in Telangana, India. The term loan facility has a letter of credit sub-limit of INR 1.1 billion ($16.9 million), which may also be used for project related costs. As of March 31, 2017 and December 31, 2016, we had issued INR 1.1 billion ($16.9 million) and INR 1.0 billion ($15.3 million), respectively, of letters of credit under the term loan facility. The term loan facility matures in September 2029 and is secured by certain assets of the borrower, which had an aggregate book value of $35.0 million, including intercompany charges, as of March 31, 2017 and by a pledge of a portion of the equity interests in the borrower. In addition, the term loan facility is guaranteed by FSI until certain conditions are met, including the achievement of commercial operations by the plant and various other compliance and performance metrics. As of March 31, 2017 and December 31, 2016, the balance outstanding on the term loan facility was $2.2 million. The term loan facility contains various covenants including a leverage ratio covenant, a debt service ratio covenant, and a fixed asset ratio covenant. We were in compliance with all covenants related to the term loan facility as of March 31, 2017.

Hindupur Credit Facility

In November 2016, Hindupur Solar Parks Private Limited, our indirect wholly-owned subsidiary, entered into a term loan facility (the “Hindupur Credit Facility”) with Yes Bank Limited for borrowings up to INR 4.3 billion ($66.2 million) for costs related to an 80 MW portfolio of PV solar power plants located in Andhra Pradesh, India. The term loan facility has a letter of credit sub-limit of INR 3.2 billion ($49.3 million), which may also be used for project related costs. As of March 31, 2017, we had issued INR 3.2 billion ($49.3 million) of letters of credit under the term loan facility. The term loan facility matures in December 2030 and is secured by certain assets of the borrower, which had an aggregate book value of $105.6 million, including intercompany charges, as of March 31, 2017 and by a pledge of a portion of the equity interests in the borrower. In addition, the term loan facility is guaranteed by FSI until certain conditions are met, including the achievement of commercial operations by the plants and various other compliance and performance metrics. As of March 31, 2017, the balance outstanding on the term loan facility was $18.9 million. We were in compliance with all covenants related to the term loan facility as of March 31, 2017.

Manildra Credit Facility

In March 2017, Manildra Finco Pty Ltd, our indirect wholly-owned subsidiary and project financing company, entered into a term loan agreement (the “Manildra Credit Facility”) with Société Générale S.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. for borrowings up to AUD 81.7 million ($62.6 million) for costs related to a 49 MW PV solar power plant located in New South Wales, Australia. The credit facility consists of an AUD 75.7 million ($58.0 million) construction loan facility and an additional AUD 6.0 million ($4.6 million) goods and service tax facility (“GST facility”) to fund certain taxes associated with the construction of the project. Upon completion of the project’s construction, the construction loan facility will convert to a term loan facility, which matures in March 2022. The GST facility matures in March 2019. The credit facility is secured by pledges of the borrower’s assets, accounts, material project documents, and by the equity interests in the entity. As of March 31, 2017, the balance outstanding on the term loan facility was $11.9 million. The credit facility contains customary representations and warranties, covenants, and events of default for comparable construction loan facilities in Australia. We were in compliance with all covenants related to the Manildra Credit Facility as of March 31, 2017.

Variable Interest Rate Risk

Certain of our long-term debt agreements bear interest at prime, LIBOR, TIBOR, Bank Bill Swap Bid Rate (“BBSY”), or equivalent variable rates. A disruption of the credit environment, as previously experienced, could negatively impact interbank lending and, therefore, negatively impact these floating rates. An increase in prime, LIBOR, TIBOR, or equivalent variable rates would increase the cost of borrowing under our Revolving Credit Facility and various project construction credit facilities.

Our long-term debt borrowing rates as of March 31, 2017 were as follows:

Loan Agreement	Borrowing Rate at March 31, 2017
Revolving Credit Facility	3.23%
Luz del Norte Credit Facilities (1)	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
Ishikawa Credit Agreement	Senior loan facility at 6-month TIBOR plus 0.75% (2)
Consumption tax facility at 3-month TIBOR plus 0.5%
Japan Credit Facility	1-month TIBOR plus 0.5%
Marikal and Mahabubnagar Credit Facilities	Bank rate plus 2.35%
Polepally Credit Facility	Bank rate plus 2.35%
Hindupur Credit Facility	Bank rate plus 1.0%
Manildra Credit Facility	Construction loan facility at 1-month BBSY plus 1.70% (2)
GST facility at 1-month BBSY plus 1.60%
Capital lease obligations	Various

(1)	Outstanding balance comprised of $167.3 million of fixed rate loans and $13.6 million of variable rate loans as of March 31, 2017.

(2)
We have entered into interest rate swap contracts to hedge a portion of these variable rates. See Note 9. “Derivative Financial Instruments” to our condensed consolidated financial statements for additional information.

Future Principal Payments

At March 31, 2017, the future principal payments on our long-term debt, excluding payments related to capital leases, were due as follows (in thousands):

Total Debt
Remainder of 2017	$10,734
2018	4,251
2019	9,082
2020	16,027
2021	10,707
Thereafter	240,190
Total long-term debt future principal payments	$290,991

13. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit, bank guarantees, and surety bonds to provide financial and performance assurance to third parties. Our Revolving Credit Facility provides us with a sub-limit of $500.0 million to issue letters of credit, subject to certain additional limits depending on the currencies of the letters of credit, at a fee based on the applicable margin for Eurocurrency revolving loans and a fronting fee. As of March 31, 2017, we had $123.3 million in letters of credit issued under our Revolving Credit Facility, leaving $376.7 million of availability for the issuance of letters of credit. The majority of these letters of credit were supporting our systems business projects. As of March 31, 2017, we also had $3.4 million of bank guarantees and letters of credit under separate agreements that were posted by certain of our foreign subsidiaries, $204.5 million of letters of credit issued under three bilateral facilities, of which $28.0 million was secured with cash, and $128.4 million of surety bonds outstanding primarily for our systems business projects. The available bonding capacity under our surety lines was $654.7 million as of March 31, 2017.

In addition to the commercial commitments noted above, we also have certain commercial letters of credit, also known as letters of undertaking, which have been issued under our Marikal and Mahabubnagar Credit Facilities, Polepally Credit Facility, and Hindupur Credit Facility as discussed in Note 12. “Debt” to our condensed consolidated financial statements. Such commercial letters of credit represent conditional commitments on the part of the issuing financial institution to provide payment to third-party beneficiaries on amounts drawn in accordance with the terms of the individual documents. As part of the financing of the associated systems business projects, we discounted these commercial letters of credit with other financial institutions, whereby we received immediate funding for less than the face value of the letters and the discounting financial institution agreed to draw upon such letters at a future date. At the time of draw, the face value of the commercial letters of credit will be included in the balance outstanding of the respective credit facility. In the periods between the receipt of cash and the subsequent draw on the commercial letters of credit, we accrete the discounted value of the letters to their face value and record such accretion as Interest expense, net on our condensed consolidated statement of operations. As of March 31, 2017 and December 31, 2016, we accrued $69.9 million and $26.6 million, respectively, for contingent obligations associated with discounted commercial letters of credit. Such amounts were classified as “Other liabilities” on our condensed consolidated balance sheets to align with the timing in which we expect to settle such obligations as payments under the associated credit facilities.

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

Product warranty activities during the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Product warranty liability, beginning of period	$252,408	$231,751
Accruals for new warranties issued	5,016	7,902
Settlements	(1,667)	(2,382)
Changes in estimate of product warranty liability	(2,335)	4,865
Product warranty liability, end of period	$253,422	$242,136
Current portion of warranty liability	$40,432	$41,174
Noncurrent portion of warranty liability	$212,990	$200,962

We estimate our limited product warranty liability for power output and defects in materials and workmanship under normal use and service conditions based on a warranty return rate of approximately 1% to 3% for modules covered under warranty. As of March 31, 2017, a 1% change in the estimated warranty return rate would change our module warranty liability by $86.3 million, and a 1% change in the estimated warranty return rate for BoS components would not have a material impact on the associated warranty liability.

Performance Guarantees

As part of our systems business, we conduct performance testing of a system prior to substantial completion to confirm the system meets its operational and capacity expectations noted in the EPC agreement. In addition, we may provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable year meets or exceeds the modeled energy expectation, after certain adjustments. If there is an underperformance event with regards to these tests, we may incur liquidated damages as a percentage of the EPC contract price. In certain instances, a bonus payment may be received at the end of the first year if the system performs above a specified level. As of March 31, 2017 and December 31, 2016, we accrued $5.2 million and $6.3 million, respectively, of estimated obligations under such arrangements, which were classified as “Other current liabilities” in the condensed consolidated balance sheets.

As part of our O&M service offerings, we typically offer an effective availability guarantee, which stipulates that a system will be available to generate a certain percentage of total possible energy during a specific period after adjusting for factors outside of our control as the service provider, such as weather, curtailment, outages, force majeure, and other conditions that may affect system availability. Effective availability guarantees are only offered as part of our O&M services and terminate at the end of an O&M arrangement. If we fail to meet the contractual threshold for these guarantees, we may incur liquidated damages for certain lost energy under the PPA. Our O&M agreements typically contain provisions limiting our total potential losses under an agreement, including amounts paid for liquidated damages, to a percentage of O&M fees. Many of our O&M agreements also contain provisions whereby we may receive a bonus payment if system availability exceeds a separate threshold. As of March 31, 2017 and December 31, 2016, we did not accrue any estimated obligations under our effective availability guarantees.

Indemnifications

In certain limited circumstances, we have provided indemnifications to customers, including project tax equity investors, under which we are contractually obligated to compensate such parties for losses they suffer resulting from a breach of a representation, warranty, or covenant or a reduction in tax benefits received, including investment tax credits. Project related tax benefits are, in part, based on guidance provided by the Internal Revenue Service and U.S. Treasury Department, which includes assumptions regarding the fair value of qualifying PV solar power systems. For any sales contracts that have such indemnification provisions, we initially recognize a liability under ASC 460 for the estimated premium that would be required by a guarantor to issue the same indemnity in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450 and reduce the revenue recognized in the related transaction.

As applicable, we initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460-10-35-2 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. Changes to any such indemnification liabilities provided are recorded as adjustments to revenue. As of March 31, 2017 and December 31, 2016, we accrued $100.0 million of current indemnification liabilities and $2.7 million and $1.9 million, respectively, of noncurrent indemnification liabilities associated with such tax related indemnifications. As of March 31, 2017, the maximum potential amount of future payments under our tax related indemnifications was $210.8 million.

Contingent Consideration

As part of our Enki acquisition in October 2016, we agreed to pay additional consideration of up to $7.0 million to the selling shareholders contingent upon the achievement of certain production and module performance milestones. See Note 5. “Business Acquisitions” to our condensed consolidated financial statements for further discussion of this acquisition. As of March 31, 2017 and December 31, 2016, we had recorded $7.0 million of long-term liabilities for such contingent obligations based on their estimated fair values.

We continually seek to make additions to our advanced-stage project pipeline and are also actively developing our early to mid-stage project pipeline in order to secure PPAs and are also pursuing opportunities to acquire advanced-stage projects, which already have PPAs in place. In connection with such project acquisitions, we may agree to pay additional amounts to project sellers upon achievement of certain project-related milestones, such as obtaining a PPA, obtaining financing, and selling the project to a new owner. We recognize an estimated project acquisition contingent liability when we determine that such liability is both probable and reasonably estimable, and the carrying amount of the related project asset is correspondingly increased. As of March 31, 2017 and December 31, 2016, we recorded $11.7 million and $19.6 million of current liabilities, respectively, and $2.9 million and $3.5 million of long-term liabilities, respectively, for such contingent obligations. Any future differences between the acquisition-date contingent obligation estimate and the ultimate settlement of the obligations will be recognized primarily as an adjustment to project assets, as contingent payments are considered direct and incremental to the underlying value of the related projects.

Solar Module Collection and Recycling Liability

We voluntarily established a module collection and recycling program to collect and recycle modules sold and covered under such program once the modules reach the end of their useful lives. For customer sales contracts that include modules covered under this program, we agree to pay the costs for the collection and recycling of qualifying solar modules, and the end-users agree to notify us, disassemble their solar power systems, package the solar modules for shipment, and revert ownership rights over the modules back to us at the end of the modules’ service lives. Accordingly, we record our collection and recycling obligations within “Cost of sales” at the time of sale based on the estimated cost to collect and recycle the covered solar modules. During the three months ended March 31, 2017 and 2016, substantially all of our modules sold were not subject to our collection and recycling program.

We estimate the cost of our collection and recycling obligations based on the present value of the expected probability-weighted future cost of collecting and recycling the solar modules, which includes estimates for the cost of packaging materials, the cost of freight from the solar module installation sites to a recycling center, the material, labor, capital costs, and scale of recycling centers, and an estimated third-party profit margin and return on risk for collection and recycling services. We base these estimates on (i) our experience collecting and recycling our solar modules, (ii) the expected timing of when our solar modules will be returned for recycling, and (iii) expected economic conditions at the time the solar modules will be collected and recycled. In the periods between the time of sale and the related settlement of the collection and recycling obligation, we accrete the carrying amount of the associated liability by applying the discount rate used for its initial measurement. We classify accretion as an operating expense within “Selling, general and administrative” expense on our condensed consolidated statements of operations. We periodically review our estimates of expected future recycling costs and may adjust our liability accordingly.

Our module collection and recycling liability was $169.1 million and $166.3 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, a 1% increase in the annualized inflation rate used in our estimated future collection and recycling cost per module would increase our liability by $38.2 million, and a 1% decrease in that rate would decrease our liability by $31.4 million.

See Note 7. “Restricted Cash and Investments” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

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

On July 17, 2012, the Arizona District Court issued an order granting First Solar’s motion to transfer the derivative actions to Judge David Campbell, the judge to whom the Smilovits class action is assigned. On August 8, 2012, the court consolidated the four derivative actions pending in Arizona District Court, and on August 31, 2012, plaintiffs filed an amended complaint. Defendants filed a motion to stay the action on September 14, 2012. On December 17, 2012, the Arizona District Court granted defendants’ motion to stay pending resolution of the Smilovits class action. On August 13, 2013, Judge Campbell consolidated the two derivative actions transferred from the Delaware District Court with the stayed Arizona derivative actions. On February 19, 2016, the Arizona District Court issued an order lifting the stay in part. Pursuant to the February 19, 2016 order, the plaintiffs filed an amended complaint on March 11, 2016, and defendants filed a motion to dismiss the amended complaint on April 1, 2016. On June 30, 2016, the Arizona District Court granted defendants’ motion to dismiss the insider trading and unjust enrichment claims with prejudice, and further granted defendants’ motion to dismiss the claims for alleged breaches of fiduciary duties with leave to amend. On July 15, 2016, plaintiffs filed a motion to reconsider certain aspects of the order granting defendants’ motion to dismiss. The Arizona District Court denied the plaintiffs’ motion for reconsideration on August 4, 2016. On July 15, 2016, plaintiffs filed a motion to intervene, lift the stay, and unseal documents in the securities Class Action. On September 30, 2016, the Arizona District Court denied plaintiffs’ motion. On October 17, 2016, plaintiffs filed a notice of appeal to the Ninth Circuit of the September 30, 2016 order. On October 27, 2016, plaintiffs filed a motion to extend the October 31, 2016 deadline to file an amended complaint. On November 29, 2016, the Arizona District Court denied plaintiffs’ request and directed the clerk to terminate the action. On January 23, 2017, the Arizona District Court entered judgment in favor of Defendants and terminated the action. On January 27, 2017, plaintiffs filed a notice of appeal to the Ninth Circuit. Merits briefing on plaintiffs’ appeals is ongoing.

On July 16, 2013, a derivative complaint was filed in the Superior Court of Arizona, Maricopa County, titled Bargar, et al. v. Ahearn, et al., Case No. CV2013-009938, by a putative stockholder against certain current and former directors and officers of the Company. The complaint contains similar allegations to the Delaware and Arizona derivative cases, and includes claims for, among other things, breach of fiduciary duties, insider trading, unjust enrichment, and waste of corporate assets. By court order on October 3, 2013, the Superior Court of Arizona, Maricopa County granted the parties’ stipulation to defer defendants’ response to the complaint pending resolution of the Smilovits class action or expiration of the stay issued in the consolidated derivative actions in the Arizona District Court. On November 5, 2013, the matter was placed on the court’s inactive calendar. The parties have jointly sought and obtained multiple requests to continue the stay in this action. Most recently, on March 1, 2017, the court entered an order continuing the stay until July 31, 2017.

The Company believes that plaintiffs in the derivative actions lack standing to pursue litigation on behalf of First Solar. The derivative actions are still in the initial stages and there has been no discovery. Accordingly, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

Department of Labor Proceeding

In March 2015, the Wage and Hour Division of the U.S. Department of Labor (the “DOL”) notified our wholly-owned subsidiary FSE of the DOL’s findings following a labor standards compliance review under the Davis Bacon and Related Acts at the Agua Caliente project in southwestern Arizona. FSE served as the general contractor for the project. The DOL alleged that certain workers at the project were misclassified and, as a result of that misclassification, were not paid the required prevailing wage. In April 2017, we settled the compliance review with the DOL, and such settlement did not have a material effect on our condensed consolidated financial statements.

14. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers for the three months ended March 31, 2017 and 2016 along with the reportable segment for each category (in thousands):

		Three Months Ended March 31,
Category	Segment	2017	2016
Solar power systems	Both	$752,482	$523,305
Engineering, procurement, and construction services	Both	26,132	259,659
Solar modules	Components	71,138	55,268
Operations and maintenance services	Systems	24,696	23,990
Module plus	Both	3,307	11,028
Energy generation (1)	Systems	14,036	2,818
Net sales		$891,791	$876,068

(1)	Substantially all energy generated and sold by our PV solar power systems is accounted for under ASC 840 consistent with the classification of the associated PPAs.

In our reportable segment financial disclosures, we include an allocation of net sales value for all solar modules manufactured by our components segment and installed in projects sold or built by our systems segment in the net sales of our components segment. Accordingly, the solar module portion of net sales of solar power systems, EPC services, and module plus arrangements is included in the net sales of our components segment along with solar module sales to third parties. The remaining portion of the net sales of solar power systems, EPC services, and module plus arrangements is included in the net sales of our systems segment along with revenue from operation and maintenance services and energy generation.

We generally recognize revenue for sales of solar power systems and/or EPC services over time using cost based input methods, in which significant judgment is required to evaluate assumptions including the amount of net contract revenues and the total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize. If estimated total costs on any contract are greater than the net contract revenues, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues or costs to complete contracts are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated.

Changes in estimates for sales of systems and EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) module cost forecast changes, (iii) cost related change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect on our condensed consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three months ended March 31, 2017 and 2016 as well as the number of projects that comprise such changes. For purposes of the following table, we only include projects with changes in estimates that have a net impact on revenue of at least $1.0 million during the periods presented. Also included in the table is the aggregate net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended March 31,
	2017	2016
Number of projects	2	7

Decrease in revenue from net changes in transaction price (in thousands)	$(3,328)	$(3,720)
Increase in revenue from net changes in input cost estimates (in thousands)	1,176	47,949
Net (decrease) increase in revenue from net changes in estimates (in thousands)	$(2,152)	$44,229

Net change in estimate as a percentage of aggregate revenue for associated projects	(0.9)%	1.3%

The following table reflects the changes in our contract assets, which we classify as “Accounts receivable, unbilled” or “Retainage,” and our contract liabilities, which we classify as “Deferred revenue,” for the three months ended March 31, 2017 (in thousands):

	March 31, 2017	December 31, 2016	Three Month Change
Accounts receivable, unbilled	$64,995	$200,474
Retainage	5,541	6,265
Accounts receivable, unbilled and retainage	$70,536	$206,739	$(136,203)	(66)%

Deferred revenue	$24,754	$308,704	$(283,950)	(92)%

Accounts receivable, unbilled represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for long-term construction contracts. Billing requirements vary by contract but are generally structured around the completion of certain construction milestones. Some of our EPC contracts for systems we build may also contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones.

When we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs incurred on long-term construction contracts and advance payments received on sales of solar modules.

During the three months ended March 31, 2017, our contract assets decreased by $136.2 million, primarily due to the final billings on the East Pecos project following the completion of substantially all construction activities. During the three months ended March 31, 2017, our contract liabilities decreased by $284.0 million, primarily as a result of the completion of the sale of the Moapa project, on which we had received a significant portion of the proceeds in 2016, and revenue recognized from construction on the Helios project following the partial billing of such services in 2016.

During the three months ended March 31, 2017 and 2016, we recognized revenue of $306.2 million and $74.8 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

The following table represents our remaining performance obligations as of March 31, 2017 for sales of solar power systems, including uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements for partner developed projects that we are constructing or expect to construct. We expect to recognize $11.7 million of revenue for such contracts through the later of the substantial completion or the closing dates of the projects.

Project/Location	Project Size in MW AC	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed By	Percentage of Revenue Recognized
Helios, Honduras	25	EPC	Grupo Terra	2017	70%
Total	25

As of March 31, 2017, we had entered into contracts with customers for the future sale of 1.6 GW DC of solar modules for an aggregate transaction price of $0.7 billion. We expect to recognize such amounts as revenue through 2019 as we transfer control of such modules to customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. As of March 31, 2017, we had also entered into long-term O&M contracts covering approximately 7 GW DC of utility-scale PV solar power systems. We expect to recognize $0.7 billion of revenue during the noncancelable term of these O&M contracts over a weighted-average period of 13.2 years.

As part of our adoption of ASU 2014-09 in the first quarter of 2017, we have elected to use the practical expedient under ASC 606-10-65-1(f)(3), pursuant to which we have excluded disclosures of transaction prices allocated to remaining performance obligations and when we expect to recognize such revenue for all periods prior to the date of initial application of ASU 2014-09.

15. Share-Based Compensation

We measure share-based compensation cost at the grant date based on the fair value of the award and recognize this cost as share-based compensation expense over the required or estimated service period for awards that vest. The share-based compensation expense that we recognized in our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of sales	$1,700	$2,355
Research and development	1,129	1,050
Selling, general and administrative	4,222	8,073
Total share-based compensation expense	$7,051	$11,478

The following table represents our share-based compensation expense by type of award for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Restricted and performance stock units	$6,018	$11,216
Unrestricted stock	419	419
Stock purchase plan	360	346
	6,797	11,981
Net amount released from (absorbed into) inventory	254	(503)
Total share-based compensation expense	$7,051	$11,478

Share-based compensation expense capitalized in inventory was $2.5 million and $2.7 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, we had $61.4 million of unrecognized share-based compensation expense related to unvested restricted and performance stock units and rights under our stock purchase plan, which we expect to recognize as expense over a weighted-average period of approximately 2.0 years.

In February 2017, the compensation committee of our board of directors approved a new long-term incentive program for key executive officers and associates. The new program is intended to incentivize retention of our key executive talent, provide a smooth transition from our former key senior talent equity performance program, and align the interests of executive management and stockholders. Specifically, the new program consists of: (i) performance stock units to be earned over a three-year performance period beginning in March 2017 and (ii) stub-year grants of separate performance stock units to be earned over a two-year performance period also beginning in March 2017. Vesting of the performance stock units is contingent upon the achievement of certain performance objectives, including the relative attainment of target cost per watt and operating expense metrics, and the continued employment of program participants through the applicable vesting dates, except in limited cases, such as death, disability, or a change-in-control of First Solar.

16. Income Taxes

Our effective tax rate was 37.0% and 13.1% for the three months ended March 31, 2017 and 2016, respectively. The increase in our effective tax rate was primarily driven by a lower percentage of profits earned in lower tax jurisdictions, higher discrete income tax expense related to share-based compensation, and an increase in the liability for an uncertain tax position associated with an ongoing tax examination in a foreign jurisdiction. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 35.0% primarily due to losses in jurisdictions for which no tax benefits could be recorded and certain discrete tax expenses, partially offset by the benefit associated with certain other foreign income taxed at lower rates, including the beneficial impact of our Malaysian tax holiday.

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

In March 2017, we filed an election to classify our German subsidiaries as disregarded entities of First Solar, Inc. We expect to receive acceptance of such election by the U.S. federal income tax authority during the three months ended June 30, 2017. Upon receipt of such acceptance, we would record a benefit of up to $55 million through the tax provision to establish a deferred tax asset for excess foreign tax credits generated as a result of the associated election.

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

The calculation of basic and diluted net income per share for the three months ended March 31, 2017 and 2016 was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Basic net income per share
Numerator:
Net income	$9,129	$195,636
Denominator:
Weighted-average common shares outstanding	104,103	101,853

Diluted net income per share
Denominator:
Weighted-average common shares outstanding	104,103	101,853
Effect of restricted and performance stock units and stock purchase plan shares	307	1,066
Weighted-average shares used in computing diluted net income per share	104,410	102,919

Net income per share:
Basic	$0.09	$1.92
Diluted	$0.09	$1.90

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income per share for the three months ended March 31, 2017 and 2016 as they would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2017	2016
Anti-dilutive shares	337	1

18. Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income, which includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges, the impact of which has been excluded from net income and reflected as components of stockholders’ equity, was as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$9,129	$195,636
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	4,641	5,542
Unrealized (loss) gain on marketable securities and restricted investments, net of tax of $116 and $(2,296)	(4,744)	40,866
Less: reclassification for gains included in net income, net of tax of $0 and $2,904	(46)	(34,900)
Unrealized (loss) gain on marketable securities and restricted investments	(4,790)	5,966
Unrealized (loss) gain on derivative instruments for the period, net of tax of $813 and $10	(2,154)	7,170
Less: reclassification for gains included in net income, net of tax of $0 and $0	—	(7,064)
Unrealized (loss) gain on derivative instruments	(2,154)	106
Other comprehensive (loss) income, net of tax	(2,303)	11,614
Comprehensive income	$6,826	$207,250

The following tables reflect the changes in accumulated other comprehensive (loss) income, net of tax, for the three months ended March 31, 2017 and 2016 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Investments	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2016	$(77,178)	$65,171	$2,100	$(9,907)
Other comprehensive income (loss) before reclassifications	4,641	(4,744)	(2,154)	(2,257)
Amounts reclassified from accumulated other comprehensive loss	—	(46)	—	(46)
Net other comprehensive income (loss)	4,641	(4,790)	(2,154)	(2,303)
Balance as of March 31, 2017	$(72,537)	$60,381	$(54)	$(12,210)

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Investments	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2015	$(69,769)	$86,884	$(1,635)	$15,480
Other comprehensive income before reclassifications	5,542	40,866	7,170	53,578
Amounts reclassified from accumulated other comprehensive income	—	(34,900)	(7,064)	(41,964)
Net other comprehensive income	5,542	5,966	106	11,614
Balance as of March 31, 2016	$(64,227)	$92,850	$(1,529)	$27,094

Accumulated Other Comprehensive Income or Loss	Amount Reclassified for the Three Months Ended March 31,		Income Statement Line Item
	2017	2016
Gains on marketable securities and restricted investments:
	$46	$37,804	Other income, net
	—	(2,904)	Tax expense
	$46	$34,900	Total, net of tax
Gains and (losses) on derivative contracts:
Cross currency swap contract	—	7,162	Foreign currency gain (loss), net
Interest rate and cross currency swap contracts	—	(98)	Interest expense, net
	—	7,064	Total before tax
	—	—	Tax expense
	$—	$7,064	Total, net of tax

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

See Note 23. “Segment and Geographical Information” in our Annual Report on Form 10-K for the year ended December 31, 2016 for a complete discussion of our segment reporting.

Financial information about our reportable segments during the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Components	Systems	Total	Components	Systems	Total
Net sales	$300,242	$591,549	$891,791	$311,889	$564,179	$876,068
Gross profit	78,811	5,373	84,184	91,292	186,319	277,611
Depreciation and amortization expense	24,109	4,288	28,397	49,984	2,296	52,280

	March 31, 2017			December 31, 2016
	Components	Systems	Total	Components	Systems	Total
Goodwill	$14,462	$—	$14,462	$14,462	$—	$14,462

Product Revenue

The following table sets forth the total amounts of solar module and solar power system net sales recognized for the three months ended March 31, 2017 and 2016. For the purposes of the following table, (i) solar module revenue is composed of revenue from the sale of solar modules to third parties, which does not include any modules sold as part of our PV solar power systems, and (ii) solar power system revenue is composed of revenues from the sale of PV solar power systems and related products and services, including any modules installed in such systems and any revenue generated by such systems (in thousands):

	Three Months Ended March 31,
	2017	2016
Solar module revenue	$71,138	$55,268
Solar power system revenue	820,653	820,800
Net sales	$891,791	$876,068

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: effects resulting from certain module manufacturing changes and associated restructuring activities; our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties, solar module technology and cost reduction roadmaps, restructuring, product reliability, investments in unconsolidated affiliates, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; our ability to expand manufacturing capacity worldwide; our ability to reduce the costs to construct photovoltaic (“PV”) solar power systems; research and development (“R&D”) programs and our ability to improve the conversion efficiency of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” and the negative or plural of these words, and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the Securities and Exchange Commission (the “SEC”). You should carefully consider the risks and uncertainties described under this section.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “the Company,” “we,” “us,” “our,” and “First Solar” refer to First Solar, Inc. and its subsidiaries. When referring to our manufacturing capacity, total sales, and solar module sales, the unit of electricity in watts for megawatts (“MW”) and gigawatts (“GW”) is direct current (“DC”) unless otherwise noted. When referring to our PV solar power systems, the unit of electricity in watts for MW and GW is alternating current (“AC”) unless otherwise noted.

Executive Overview

We are a leading global provider of comprehensive PV solar energy solutions. We design, manufacture, and sell PV solar modules with an advanced thin-film semiconductor technology and also develop, design, construct, and sell PV solar power systems that primarily use the modules we manufacture. Additionally, we provide operations and maintenance (“O&M”) services to system owners that use solar modules manufactured by us or by other third-party manufacturers. We have substantial, ongoing research and development (“R&D”) efforts focused on module and system-level innovations. We are the world’s largest thin-film PV solar module manufacturer and one of the world’s largest PV solar module manufacturers. Our mission is to create enduring value by enabling a world powered by clean, affordable solar energy.

Certain highlights of our financial results and other key operational developments for three months ended March 31, 2017 include the following:

•
Net sales for the three months ended March 31, 2017 were $0.9 billion, which was consistent with net sales for the same period in 2016. Net sales from the sale of the Moapa project, the commencement of construction on the Helios project, an increase in the volume of modules sold to third parties, and higher energy generation revenue from PV solar power systems were offset by lower net sales from the completion of substantially all construction activities on the Desert Stateline, Taylor, Astoria, and Shams Ma’an projects in late 2016 and the completion of substantially all construction activities on the Silver State South and McCoy projects in the first half of 2016.

•
Gross profit for the three months ended March 31, 2017 decreased 22.3 percentage points to 9.4% from 31.7% for the same period in 2016. The decrease in gross profit was primarily due to the mix of lower gross profit projects sold and under construction during the period.

•
As of March 31, 2017, we had 26 installed production lines at our manufacturing facilities in Perrysburg, Ohio and Kulim, Malaysia. We produced 0.7 GW of solar modules during the three months ended March 31, 2017, which represented a 13% decrease from the same period in 2016. The decrease in production was driven by our previously announced plans to ramp down production of our Series 4 modules and continue the transition to Series 6 module manufacturing in 2017 and 2018. We expect to produce approximately 2.2 GW of solar modules during 2017.

•	During the three months ended March 31, 2017, we ran our manufacturing facilities at 98% capacity utilization, which represented a 2 percentage point decrease from the same period in 2016.

•	The average conversion efficiency of our modules was 16.6% for the three months ended March 31, 2017, which was an improvement of 0.4 percentage points from the three months ended March 31, 2016.

Market Overview

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. In particular, module average selling prices in the United States and several other key markets have experienced an accelerated decline in recent months, and module average selling prices are expected to continue to decline to some degree in the short and medium terms according to market forecasts. In the aggregate, we believe manufacturers of solar modules and cells have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. We believe the solar industry may from time to time experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will put pressure on pricing. We believe the solar industry currently remains in such a period. Additionally, intense competition at the system level may result in an environment in which pricing falls rapidly, thereby further increasing demand for solar energy solutions but constraining the ability for project developers; engineering, procurement, and construction (“EPC”) companies; and vertically-integrated solar companies such as First Solar to sustain meaningful and consistent profitability. In light of such market realities, we are executing our long term strategic plan, under which we are focusing on our competitive strengths. Such strengths include our advanced module and system technologies as well as our vertically-integrated business model that enables us to provide utility-scale PV solar energy solutions to key markets with current electricity needs.

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

Lower industry module and system pricing, while currently challenging for certain solar manufacturers (particularly manufacturers with higher cost structures), is expected to continue to contribute to global market diversification and volume elasticity. Over time, declining average selling prices are consistent with the erosion of one of the primary historical constraints to widespread solar market penetration, its affordability. In the near term, however, declining average selling prices are expected to adversely affect our results of operations relative to prior years. If competitors reduce pricing to levels below their costs, bid aggressively low prices for module sale agreements, EPC agreements, or power purchase agreements (“PPAs”), or are able to operate at minimal or negative operating margins for sustained periods of time, our results of operations could be further adversely affected. In certain markets in California and elsewhere, an oversupply imbalance at the grid level may further contribute to reduced short-to-medium term demand for new solar installations relative to prior years, lower PPA pricing, and lower margins on module and systems sales to such markets. We continue to mitigate these uncertainties in part by executing on our module technology improvements, including our transition to Series 6 module manufacturing, continuing the development of key markets, and implementing certain other cost reduction initiatives, including both manufacturing and balance of systems (“BoS”) costs.

We face intense competition from manufacturers of crystalline silicon solar modules and other types of solar modules and PV solar power systems. Solar module manufacturers compete with one another on price and on several module value attributes, including conversion efficiency, energy yield, and reliability, and, with respect to PV solar power systems, net present value, return on equity, and levelized cost of electricity (“LCOE”), meaning the net present value of total life cycle costs of the system divided by the quantity of energy that is expected to be produced over the system’s life. As noted above, competition on the basis of selling price per watt has intensified in recent months, resulting in sharp declines in module average selling prices in several key markets. In addition, we believe crystalline silicon cell and wafer manufacturers have begun transitioning from lower efficiency Back Surface Field (“BSF”) multi-crystalline cells (the legacy technology against which we generally compete in our markets) to higher efficiency Passivated Emitter Rear Contact (“PERC”) multi-crystalline and mono-crystalline cells at potentially competitive cost structures.

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

Certain Trends and Uncertainties

We believe that our operations may be favorably or unfavorably impacted by the following trends and uncertainties that may affect our financial condition and results of operations. See Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 22, 2017 for a discussion of other risks (the “Risk Factors”) that may affect our financial condition and results of operations.

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

Joint ventures or other strategic arrangements with partners are a part of our long term strategic plan, and we generally use such arrangements to expedite our penetration of various key markets and establish relationships with potential customers. We also enter into joint ventures or strategic arrangements with customers or other entities to maximize the value of particular projects. Some of these arrangements involve and are expected in the future to involve significant investments or other allocations of capital. We continue to develop relationships with customers in these strategic markets with a view to creating opportunities for utility-scale PV solar power systems. We sell such systems directly to end customers, including utilities, independent power producers, commercial and industrial companies, and other system owners. Depending on the market opportunity, our sales offerings may range from module-only sales, to module sales with a range of development, EPC services, and other solutions, to full turn-key PV solar power system sales. We expect these offerings to continue to evolve over time as we work with our customers to optimize how our PV solar energy solutions can best meet our customers’ energy and economic needs.

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

We expect to use our working capital, project financing arrangements, or availability under the senior secured credit facility provided under our amended and restated credit agreement (the “Revolving Credit Facility”) to finance the construction of certain PV solar power systems for strategic purposes or to maximize the value of such systems at the time of sale. From time to time, we may temporarily own and operate certain PV solar power systems, often with the intention to sell at a later date. We may also elect to construct and temporarily retain ownership interests in systems for which there is no PPA with an off-taker, such as a utility, but rather an intent to sell the electricity produced by the system on an open contract basis until the system is sold. Additionally, our joint ventures and other business arrangements with strategic partners have and may in the future result in us temporarily retaining a noncontrolling ownership interest in the underlying systems projects we develop, supply modules to, or construct potentially for a period of up to several years. Such business arrangements could become increasingly important to our competitive profile in markets globally, including North America. In each of the above mentioned examples, we may retain such ownership interests in a consolidated or unconsolidated separate entity.

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

8point3 Energy Partners LP

In June 2015, 8point3 Energy Partners LP (the “Partnership”), a limited partnership formed by First Solar and SunPower Corporation (the “Sponsors”), completed its initial public offering (the “IPO”). As part of the IPO, we contributed interests in various projects to a subsidiary of the Partnership in exchange for an ownership interest in the entity. Since the formation of the Partnership, we and SunPower have, from time to time, continued to sell interests in solar projects to the Partnership. The Partnership owns and operates a portfolio of solar energy generation projects and is expected to acquire additional interests in projects from the Sponsors. In April 2017, we announced that we were reviewing alternatives for the sale of our interests in the Partnership. Given the broader economic factors currently impacting the yieldco sector in general, including yieldco equity valuations generally, the timing and execution of project sales to the Partnership are subject to market conditions. For additional information, see the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 and “Note 11. Investments in Unconsolidated Affiliates and Joint Ventures – 8point3 Energy Partners LP” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Construction of Utility-Scale PV Solar Power Systems

We continue to execute on our advanced-stage utility-scale project pipeline and expect a substantial portion of our consolidated net sales, operating income, and cash flows through 2019 to be derived from several large projects in this pipeline, including the following contracted projects: the 280 MW California Flats project, located in Monterey County, California; the 150 MW Rosamond project located in Kern County, California; and the 150 MW Sun Streams project, located in Maricopa County, Arizona. Please see the tables under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Systems Project Pipeline” for additional information about these and other projects within our systems business advanced-stage project pipeline. The construction progress of these projects is subject to risks and delays as described in the Risk Factors. Expected revenue from projects without a PPA, for which electricity will be sold on an open contract basis, may be subject to greater variability and uncertainty based on market factors compared to projects with a PPA.

Systems Project Pipeline

The following tables summarize, as of May 4, 2017, our approximately 1.8 GW systems business advanced-stage project pipeline. The actual volume of modules installed in our projects will be greater than the project size in MW AC as module volumes required for a project are based upon MW DC, which will be greater than the MW AC size pursuant to a DC-AC ratio typically ranging from 1.2 to 1.3. Such ratio varies across different projects due to various system design factors. Projects are removed from our advanced-stage project pipeline tables below once we have substantially completed construction and after substantially all revenue has been recognized. Projects, or portions of projects, may also be removed from the tables below in the event an EPC-contracted or partner-developed project does not obtain permitting or financing, an unsold or uncontracted project is not sold or contracted due to the changing economics of the project or other factors, or we decide to temporarily own and operate, or retain interests in, such projects based on strategic opportunities or market factors.

Projects Sold/Under Contract
(Includes uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements, including partner developed projects that we will be or are constructing.)

					As of March 31, 2017
Project/Location	Project Size in MW AC	PPA Contracted Partner	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed By	Percentage of Revenue Recognized
Helios, Honduras	25	ENEE (1)	Grupo Terra	2017	70%
Total	25

Projects with Executed PPA Not Sold/Not Contracted

Project/Location	Project Size in MW AC	Fully Permitted	PPA Contracted Partner	Expected or Actual Substantial Completion Year	Percentage Complete as of March 31, 2017
California Flats, California	280	No	PG&E / Apple Inc. (2)	2018	57%
India (multiple locations)	250	No	(3)	2016/2017	79%
Rosamond, California	150	Yes	SCE	2018	15%
Sun Streams, Arizona	150	Yes	SCE	2019	5%
Luz del Norte, Chile	141	Yes	(4)	2016	100%
American Kings Solar, California	126	No	SCE	2020	16%
Willow Springs, California	100	Yes	SCE	2018	17%
Sunshine Valley, Nevada	100	Yes	SCE	2019	3%
Switch Station 1, Nevada	100	Yes	Nevada Power Company	2017	93%
Switch Station 2, Nevada	79	Yes	Nevada Power Company / Sierra Pacific Power Company	2017	28%
Ishikawa, Japan	59	Yes	Hokuriku Electric Power Company	2018	25%
Manildra, Australia	49	Yes	EnergyAustralia	2018	13%
Japan (multiple locations)	41	No	Tokyo Electric Power Company	2019/2020	9%
Little Bear, California	40	No	Marin Clean Energy (5)	2020	5%
Miyagi, Japan	40	No	Tohoku Electric Power Company	2018/2019	10%
Cuyama, California	40	Yes	PG&E	2017	32%
Total	1,745

(1)	ENEE is defined as Empresa Nacional de Energía Eléctrica

(2)	PG&E 150 MW AC and Apple Energy, LLC 130 MW AC

(3)
Southern Power Distribution Company of Telangana State Ltd – 110 MW AC; Andhra Pradesh Southern Power Distribution Company Ltd – 80 MW AC; Gulbarga Electricity Supply Co. – 20 MW AC; Bengaluru Electricity Supply Co. – 20 MW AC; and Chamundeshwari Electricity Supply Co. – 20 MW AC

(4)	PPAs executed for approximately 70 MW AC of capacity; remaining electricity to be sold on an open contract basis

(5)	Expandable to 160 MW AC, subject to satisfaction of certain PPA contract conditions

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net sales	100.0%	100.0%
Cost of sales	90.6%	68.3%
Gross profit	9.4%	31.7%
Research and development	2.6%	3.4%
Selling, general and administrative	5.4%	7.7%
Production start-up	0.1%	—%
Restructuring and asset impairments	2.2%	—%
Operating (loss) income	(0.9)%	20.5%
Foreign currency gain (loss), net	—%	(0.4)%
Interest income	0.7%	0.7%
Interest expense, net	(1.0)%	(0.5)%
Other income, net	2.9%	4.1%
Income tax expense	(0.6)%	(3.2)%
Equity in earnings of unconsolidated affiliates, net of tax	(0.1)%	1.1%
Net income	1.0%	22.3%

Segment Overview

We operate our business in two segments. Our components segment involves the design, manufacture, and sale of CdTe solar modules, which convert sunlight into electricity, and our systems segment includes the development, construction, operation, and maintenance of PV solar power systems, which primarily use our solar modules. See Note 19. “Segment Reporting” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for more information. See also Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Systems Project Pipeline” for a description of the system projects in our advanced-stage project pipeline.

Product Revenue

The following table sets forth the total amounts of solar module and solar power system net sales for the three months ended March 31, 2017 and 2016. For the purpose of the following table, (i) solar module revenue is composed of revenue from the sale of solar modules to third parties, which does not include any modules sold as part of our PV solar power systems, and (ii) solar power system revenue is composed of revenue from the sale of PV solar power systems and related products and services, including any modules installed in such systems and any revenue generated by such systems (in thousands):

	Three Months Ended March 31,
	2017	2016	Three Month Change
Solar module revenue	$71,138	$55,268	$15,870	29%
Solar power system revenue	820,653	820,800	(147)	—%
Net sales	$891,791	$876,068	$15,723	2%

Solar module revenue to third parties increased $15.9 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily as a result of a 66% increase in the volume of watts sold, partially offset by a 22% decrease in the average selling price per watt. Solar power system revenue decreased $0.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the completion of substantially all construction activities on the Desert Stateline, Taylor, Astoria, and Shams Ma’an projects in late 2016 and the completion of substantially all construction activities on the Silver State South and McCoy projects in the first half of 2016, partially offset by the sale of the Moapa project, the commencement of construction on the Helios project in late 2016, and higher energy generation revenue from PV solar power systems.

Three Months Ended March 31, 2017 and 2016

Net sales

Components Business

We generally price and sell our solar modules per watt of nameplate power. During the three months ended March 31, 2017, a significant portion of net sales for our components business included modules installed in our PV solar power systems described below under “Net Sales – Systems Business.” Other than the modules included in our systems, we sold the majority of our solar modules to integrators and operators of systems in Turkey, India, and Brazil.

From time to time, we enter into module sales agreements with customers worldwide for specific projects or volumes of modules. Such agreements are generally short-term in nature. During the three months ended March 31, 2017 and 2016, substantially all of our components business net sales, excluding modules installed in our systems, were denominated in U.S. dollars.

We recognize revenue for module sales at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts, and our customers generally do not have extended payment terms or rights of return. The revenue recognition policies for module sales are further described in Note 2. “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Systems Business

Through our fully integrated systems business, we provide complete turn-key PV solar power systems, or solar solutions, which may include project development, EPC services, and O&M services. Additionally, we may temporarily own and operate, or retain interests in, certain of our PV solar power systems, which are also included within our systems business. We typically recognize revenue for sales of solar power systems using cost based input methods, which result in revenue being recognized as work is performed based on the relationship between actual costs incurred compared to the total estimated costs for a given contract. We may also recognize revenue for the sale of a system after the project has been completed due to the timing of when we enter into the associated sales contract with the customer. The revenue recognition policies for our systems business are further described in Note 2. “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The following table shows net sales by reportable segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Three Month Change
Components	$300,242	$311,889	$(11,647)	(4)%
Systems	591,549	564,179	27,370	5%
Net sales	$891,791	$876,068	$15,723	2%

Net sales from our components segment, which includes solar modules used in our systems projects, decreased $11.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to an 11% decrease in the average selling price per watt, partially offset by an 8% increase in the volume of watts sold. Net sales from our systems segment, which excludes solar modules used in our systems projects, increased by $27.4 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the sale of the Moapa project, the commencement of construction on the Helios project in late 2016, and higher energy generation revenue from PV solar power systems. This increase in revenue was partially offset by the completion of substantially all construction activities on the Desert Stateline, Taylor, Astoria, and Shams Ma’an projects in late 2016 and the completion of substantially all construction activities on the Silver State South and McCoy projects in the first half of 2016.

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

The following table shows cost of sales by reportable segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Three Month Change
Components	$221,431	$220,597	$834	—%
Systems	586,176	377,860	208,316	55%
Total cost of sales	$807,607	$598,457	$209,150	35%
% of net sales	90.6%	68.3%

Our cost of sales increased $209.2 million, or 35%, and increased 22.3 percentage points as a percent of net sales for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in cost of sales was primarily driven by a $208.3 million increase in our systems segment cost of sales primarily due to a mix of lower gross profit system projects sold or under construction during the period. This net increase was also affected by a $0.8 million increase in our components segment cost of sales primarily as a result of higher costs of $17.9 million from the increased volume of modules sold directly to third parties, partially offset by continued reductions in the cost per watt of our solar modules, which decreased cost of sales by $13.0 million.

Gross profit

Gross profit is affected by numerous factors, including the selling prices of our modules and systems, our manufacturing costs, BoS costs, project development costs, the capacity utilization of our manufacturing facilities, and foreign exchange rates. Gross profit is also affected by the mix of net sales generated by our components and systems businesses.

The following table shows gross profit for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Three Month Change
Gross profit	$84,184	$277,611	$(193,427)	(70)%
% of net sales	9.4%	31.7%

Gross profit decreased 22.3 percentage points to 9.4% during the three months ended March 31, 2017 from 31.7% during the three months ended March 31, 2016 primarily as a result of the mix of lower gross profit projects sold and under construction during the period.

Research and development

Research and development expense consists primarily of salaries and personnel-related costs; the cost of products, materials, and outside services used in our process and product R&D activities; and depreciation and amortization expense associated with R&D specific facilities and equipment. We maintain a number of programs and activities to improve our technology and processes in order to enhance the performance and reduce the costs of our solar modules and PV solar power systems using our modules.

The following table shows research and development expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Three Month Change
Research and development	$22,799	$30,187	$(7,388)	(24)%
% of net sales	2.6%	3.4%

The decrease in research and development expense for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to reductions in our R&D headcount and employee compensation expense resulting from the restructuring activities further described in Note 4. “Restructuring and Asset Impairments” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2017, the average conversion efficiency of our CdTe solar modules produced was 16.6% compared to 16.2% for the three months ended March 31, 2016.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expenses, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Three Month Change
Selling, general and administrative	$48,199	$67,503	$(19,304)	(29)%
% of net sales	5.4%	7.7%

Our selling, general and administrative expense for the three months ended March 31, 2017 decreased compared to the three months ended March 31, 2016. This decrease was primarily driven by lower employee compensation expense due to the various restructuring activities described in Note 4. “Restructuring and Asset Impairments” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and lower professional fees.

Production start-up

Production start-up expense consists primarily of employee compensation and other costs associated with operating a production line before it has been qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase and applicable facility related costs. Costs related to equipment upgrades and implementation of manufacturing process improvements are also included in production start-up expense as well as costs related to the selection of a new site, related legal and regulatory costs, and costs to maintain our plant replication program to the extent we cannot capitalize these expenditures. In general, we expect production start-up expense per production line to be higher when we build an entirely new manufacturing facility compared with the addition of new production lines at an existing manufacturing facility, primarily due to the additional infrastructure investment required when building an entirely new facility.

The following table shows production start-up expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Three Month Change
Production start-up	$1,150	$—	$1,150	100%
% of net sales	0.1%	—%

During the three months ended March 31, 2017, we incurred certain production start-up expense for the transition to Series 6 module manufacturing at our facility in Perrysburg, Ohio.

Restructuring and asset impairments

Restructuring and asset impairments includes those expenses incurred related to material restructuring initiatives and includes any associated asset impairments, costs for employee termination benefits, costs for contract terminations and penalties, and other restructuring related costs. Such restructuring initiatives are intended to align the organization with then current business conditions and to reduce costs.

The following table shows restructuring and asset impairments for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Three Month Change
Restructuring and asset impairments	$20,031	$—	$20,031	100%
% of net sales	2.2%	—%

During the three months ended March 31, 2017 we incurred $20.0 million of restructuring and asset impairment charges associated with our transition to Series 6 module manufacturing. Such charges included (i) $10.2 million of charges, primarily related to net losses on the disposition of previously impaired Series 4 manufacturing equipment and certain Series 5 manufacturing equipment considered abandoned for accounting purposes, (ii) $6.2 million of severance benefits to terminated employees, and (iii) $3.6 million of net miscellaneous charges, primarily related to contract terminations, the write-off of operating supplies, and other Series 4 manufacturing exit costs. See Note 4. “Restructuring and Asset Impairments” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. We expect to incur up to $50 million of additional charges in 2017 as we continue the transition to Series 6 module manufacturing.

Foreign currency gain (loss), net

Foreign currency gain (loss), net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency gain (loss), net for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Three Month Change
Foreign currency gain (loss), net	$246	$(3,240)	$3,486	(108)%

Foreign currency gain for the three months ended March 31, 2017 increased compared to the three months ended March 31, 2016 primarily due to the weakening of the U.S. dollar relative to certain foreign currencies as well as differences between our economic hedge positions and the underlying exposures.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, and restricted cash and investments. Interest income also includes interest earned from notes receivable and late customer payments.

The following table shows interest income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Three Month Change
Interest income	$6,417	$6,406	$11	—%

Interest income for the three months ended March 31, 2017 was consistent with the three months ended March 31, 2016.

Interest expense, net

Interest expense is primarily comprised of interest incurred on long-term debt, settlements of interest rate swap contracts, and changes in the fair value of interest rate swap contracts that do not qualify for hedge accounting in accordance with ASC 815. We capitalize interest expense on our project assets or property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Three Month Change
Interest expense, net	$(9,169)	$(4,642)	$(4,527)	98%

Interest expense, net of amounts capitalized, for the three months ended March 31, 2017 increased compared to the three months ended March 31, 2016 primarily due to changes in the fair value of interest rate swap contracts that do not qualify for hedge accounting and higher levels of project specific debt financings, partially offset by lower interest expense associated with certain Malaysian credit facilities that were fully repaid in the second half of 2016.

Other income, net

Other income, net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and cost method investments.

The following table shows other income, net for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Three Month Change
Other income, net	$25,861	$35,553	$(9,692)	27%

Other income, net decreased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to realized gains of $37.8 million during the three months ended March 31, 2016 from the sale of certain restricted investments as part of an effort to align the currencies of the investments with those of the corresponding collection and recycling liabilities, partially offset by a $26.8 million settlement from the resolution of an outstanding matter with a former customer during the three months ended March 31, 2017.

Income tax expense

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

The following table shows consolidated income tax expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Three Month Change
Income tax expense	$(5,679)	$(28,031)	$22,352	80%
Effective tax rate	37.0%	13.1%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period. Income tax expense decreased by $22.4 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a decrease in pretax income, partially offset by higher discrete income tax expense related to share-based compensation.

Equity in earnings of unconsolidated affiliates, net of tax

Equity in earnings of unconsolidated affiliates, net of tax represents our proportionate share of the earnings or losses of unconsolidated affiliates with whom we have made equity method investments.

The following table shows equity in earnings of unconsolidated affiliates, net of tax for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Three Month Change
Equity in earnings of unconsolidated affiliates, net of tax	$(552)	$9,669	$(10,221)	(106)%

Equity in earnings of unconsolidated affiliates, net of tax for the three months ended March 31, 2017 decreased compared to the three months ended March 31, 2016 primarily due to lower equity in earnings from our investment in OpCo.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe that the judgments and estimates involved in determining inputs used to recognize revenue over time, accrued solar module collection and recycling, product warranties, performance guarantees, indemnifications, accounting for income taxes, long-lived asset impairments, and testing goodwill for impairment have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

For a description of our critical accounting policies and estimates affecting revenue recognition, see Note 2. “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For a description of other critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. With the exception of the changes to our revenue recognition policies referenced above, there have been no material changes to our critical accounting policies during the three months ended March 31, 2017.

Recent Accounting Pronouncements

See Note 3. “Recent Accounting Pronouncements” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of March 31, 2017, we believe that our cash, marketable securities, cash flows from operating activities, advanced-stage project pipeline, availability under our Revolving Credit Facility considering minimum liquidity covenant requirements, and access to the capital markets will be sufficient to meet our working capital, systems project investment, and capital expenditure needs for at least the next 12 months. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally.

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

As of March 31, 2017, we had $2.4 billion in cash and marketable securities compared to $2.0 billion as of December 31, 2016. Cash and marketable securities as of March 31, 2017 increased primarily from the sale of the Moapa project, collections on accounts receivable associated with projects sold in prior periods, and proceeds from borrowings under project specific debt financings, partially offset by purchases of property, plant and equipment. As of March 31, 2017 and December 31, 2016, $1.2 billion of our cash and marketable securities were held by foreign subsidiaries and were generally based in U.S. dollar, Euro, and Japanese yen denominated holdings.

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

Our systems business requires significant liquidity and is expected to continue to have significant liquidity requirements in the future. The net amount of our project assets and deferred revenue, which approximates our net capital investment in the development and construction of systems projects, was $1.0 billion as of March 31, 2017. Solar power project development and construction cycles, which span the time between the identification of a site location and the commercial operation of a system, vary substantially and can take many years to mature. As a result of these long project cycles and strategic decisions to finance the construction of certain projects, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such projects. These up-front investments may include using our working capital, project financing arrangements, or availability under our Revolving Credit Facility to finance the construction of such projects. For example, we may have to complete, or substantially complete, the construction of a systems project before such project is sold. Delays in construction progress or in completing the sale of our systems projects that we are self-financing may also impact our liquidity. We have historically financed these up-front systems project investments primarily using working capital. In certain circumstances, we may need to finance construction costs exclusively using working capital, if project financing becomes unavailable due to market-wide, regional, or other concerns.

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

Additionally, we may elect to retain an ownership interest in certain systems projects after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a systems project at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of PV solar power system ownership, we may instead elect to temporarily own and operate such systems until we can sell the systems on economically attractive terms. The decision to retain ownership of a system impacts liquidity depending upon the size and cost of the project. As of March 31, 2017, we had $452.1 million of net PV solar power systems that had been placed in service, primarily in international markets. We may elect to enter into temporary or long-term project financing to reduce the impact on our liquidity and working capital with regards to such projects and systems. We may also consider entering into tax equity or other arrangements with respect to ownership interests in certain of our projects, including selling interests in our projects to the Partnership described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Trends and Uncertainties – 8point3 Energy Partners LP,” which could cause a portion of the economics of such projects to be recognized over time.

The following additional considerations have impacted or may impact our liquidity for the remainder of 2017 and beyond:

•
The amount of solar module inventory and BoS parts as of March 31, 2017 was $414.4 million. As we continue with the construction of our advanced-stage project pipeline, we must produce solar modules and procure BoS parts in the required volumes to support our planned construction schedules. As part of this construction cycle, we typically must manufacture modules or acquire the necessary BoS parts for construction activities in advance of receiving payment for such materials, which may temporarily reduce our liquidity. Once solar modules and BoS parts are installed in a project, such installed amounts are classified as either project assets, PV solar power systems, or cost of sales depending upon whether the project is subject to a definitive sales contract and whether other revenue recognition criteria have been met. As of March 31, 2017, $81.2 million, or 21%, of our solar module inventory was either on-site or in-transit to our systems projects. All BoS parts are for our systems business projects.

•
We may commit working capital during the remainder of 2017 and beyond to acquire solar power projects in various stages of development, including advanced-stage projects with PPAs, and to continue developing those projects as necessary. Depending upon the size and stage of development, costs to acquire such solar power projects could be significant. When evaluating project acquisition opportunities, we consider both the strategic and financial benefits of any such acquisitions.

•
Joint ventures or other strategic arrangements with partners are a part of our strategy. We have initiatives in several markets to expedite our penetration of those markets and establish relationships with potential customers. Some of these arrangements involve and are expected to involve significant investments or other allocations of capital that could reduce our liquidity or require us to pursue additional sources of financing, assuming such sources are available to us. Additionally, we have elected and may in the future elect or be required to temporarily retain a noncontrolling ownership interest in certain underlying systems projects we develop, supply modules to, or construct. Any such retained ownership interest is expected to impact our liquidity to the extent we do not obtain new sources of capital to fund such investments.

•
We expect to make significant capital investments over the next two years as we transition our production to Series 6 module technology and purchase the related manufacturing equipment. We expect the aggregate capital investment for this program to be approximately $1 billion. During the remainder of 2017, we expect to spend $410 million to $510 million for capital expenditures, the majority of which is associated with the Series 6 transition. We believe these capital expenditures will further increase our solar module conversion efficiencies, reduce manufacturing costs, and reduce the overall cost of systems employing our modules.

Cash Flows

The following table summarizes the key cash flow metrics for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$493,144	$84,218
Net cash used in investing activities	(293,190)	(145,074)
Net cash provided by (used in) financing activities	102,164	(17,950)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,307)	6,423
Net increase (decrease) in cash, cash equivalents and restricted cash	$294,811	$(72,383)

Operating Activities

The increase in net cash provided by operating activities was primarily driven by the sale of the Moapa project during the three months ended March 31, 2017 and collections on accounts receivable associated with projects sold in 2016, partially offset by expenditures for the construction of certain project assets.

Investing Activities

The increase in net cash used in investing activities was primarily due to net purchases of marketable securities and restricted investments of $181.6 million during the three months ended March 31, 2017 compared to $89.7 million during the same period in 2016 and an increase in purchases of property, plant and equipment.

Financing Activities

The increase in net cash provided by financing activities was primarily the result of $94.7 million of proceeds from borrowings under our long-term debt arrangements associated with the construction of certain projects in Japan, India, and Australia and $43.0 million of proceeds from the discounting of commercial letters of credit associated with the construction of certain projects in India.

Contractual Obligations

Our contractual obligations have not materially changed since December 31, 2016 with the exception of borrowings under project specific debt financings and other changes in the ordinary course of business. See Note 12. “Debt” to our condensed consolidated financial statements included with this Quarterly Report on Form 10-Q for more information related to the changes in our long-term debt. See also our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2017, we have no off-balance sheet debt or similar obligations, other than financial assurance related instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt. See Note 13. “Commitments and Contingencies” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information about our financial assurance related instruments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously provided under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2017.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition, results of operations, or cash flows. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, or cash flows. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 5. Other Information

The Amended and Restated Bylaws of First Solar, Inc., attached herewith as Exhibit 3.1, have been reformatted but not otherwise amended from the bylaws filed as Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Bylaws of First Solar, Inc.
10.1	Form of Grant Notice for Executive Performance Equity Plan
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SOLAR, INC.

Date: May 4, 2017	By:	/s/ BRYAN SCHUMAKER
	Name:	Bryan Schumaker
	Title:	Chief Accounting Officer