Form 10-Q
period 2017-06-30
FIRST SOLAR, INC.
filed 2017-07-28
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

As of July 21, 2017, 104,417,403 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$623,326	$1,016,424	$1,515,117	$1,892,492
Cost of sales	512,433	834,373	1,320,040	1,432,830
Gross profit	110,893	182,051	195,077	459,662
Operating expenses:
Research and development	21,341	32,931	44,140	63,118
Selling, general and administrative	48,957	63,776	97,156	131,279
Production start-up	8,381	55	9,531	55
Restructuring and asset impairments	18,286	85,532	38,317	85,532
Total operating expenses	96,965	182,294	189,144	279,984
Operating income (loss)	13,928	(243)	5,933	179,678
Foreign currency loss, net	(2,444)	(2,723)	(2,198)	(5,963)
Interest income	7,555	6,529	13,972	12,935
Interest expense, net	(6,374)	(7,151)	(15,543)	(11,793)
Other (loss) income, net	(2,699)	6,753	23,162	42,306
Income before taxes and equity in earnings of unconsolidated affiliates	9,966	3,165	25,326	217,163
Income tax benefit (expense)	40,028	(7,288)	34,349	(35,319)
Equity in earnings of unconsolidated affiliates, net of tax	1,969	(7,292)	1,417	2,377
Net income (loss)	$51,963	$(11,415)	$61,092	$184,221
Net income (loss) per share:
Basic	$0.50	$(0.11)	$0.59	$1.80
Diluted	$0.50	$(0.11)	$0.58	$1.78
Weighted-average number of shares used in per share calculations:
Basic	104,338	102,287	104,221	102,070
Diluted	104,611	102,287	104,511	103,378

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$51,963	$(11,415)	$61,092	$184,221
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,038)	(2,325)	603	3,217
Unrealized gain (loss) on marketable securities and restricted investments	4,523	29,630	(267)	35,596
Unrealized (loss) gain on derivative instruments	(298)	2,240	(2,452)	2,346
Other comprehensive income (loss), net of tax	187	29,545	(2,116)	41,159
Comprehensive income	$52,150	$18,130	$58,976	$225,380

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,509,516	$1,347,155
Marketable securities	719,569	607,991
Accounts receivable trade, net	260,994	266,687
Accounts receivable, unbilled and retainage	347,920	206,739
Inventories	344,473	363,219
Balance of systems parts	26,147	62,776
Project assets	35,992	700,800
Notes receivable, affiliate	19,600	15,000
Prepaid expenses and other current assets	172,701	217,462
Total current assets	3,436,912	3,787,829
Property, plant and equipment, net	784,937	629,142
PV solar power systems, net	461,617	448,601
Project assets	786,207	762,148
Deferred tax assets, net	262,879	255,152
Restricted cash and investments	383,722	371,307
Investments in unconsolidated affiliates and joint ventures	225,967	234,610
Goodwill	14,462	14,462
Other intangibles, net	83,834	87,970
Inventories	101,748	100,512
Notes receivable, affiliates	49,996	54,737
Other assets	88,005	77,898
Total assets	$6,680,286	$6,824,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,075	$148,730
Income taxes payable	1,554	12,562
Accrued expenses	190,453	262,977
Current portion of long-term debt	13,574	27,966
Deferred revenue	31,503	308,704
Other current liabilities	148,689	146,942
Total current liabilities	503,848	907,881
Accrued solar module collection and recycling liability	175,001	166,277
Long-term debt	307,459	160,422
Other liabilities	402,669	371,439
Total liabilities	1,388,977	1,606,019
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 104,395,532 and 104,034,731 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	104	104
Additional paid-in capital	2,779,294	2,765,310
Accumulated earnings	2,523,934	2,462,842
Accumulated other comprehensive loss	(12,023)	(9,907)
Total stockholders’ equity	5,291,309	5,218,349
Total liabilities and stockholders’ equity	$6,680,286	$6,824,368

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$61,092	$184,221
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	60,940	115,079
Impairments and net losses on disposal of long-lived assets	31,881	82,536
Share-based compensation	15,423	18,571
Equity in earnings of unconsolidated affiliates, net of tax	(1,417)	(2,377)
Distributions received from equity method investments	11,180	—
Remeasurement of monetary assets and liabilities	(8,973)	(3,748)
Deferred income taxes	(21,887)	(3,182)
Gain on sales of marketable securities and restricted investments	(49)	(37,804)
Noncash consideration from the sale of project assets	—	(6,950)
Other, net	29	875
Changes in operating assets and liabilities:
Accounts receivable, trade, unbilled and retainage	(135,234)	50,324
Prepaid expenses and other current assets	23,409	(52,137)
Inventories and balance of systems parts	55,221	42,867
Project assets	626,002	(240,919)
Other assets	(8,070)	(8,537)
Income tax receivable and payable	(12,231)	20,231
Accounts payable	(37,902)	(74,569)
Accrued expenses and other liabilities	(340,845)	(65,846)
Accrued solar module collection and recycling liability	6,771	3,915
Net cash provided by operating activities	325,340	22,550
Cash flows from investing activities:
Purchases of property, plant and equipment	(217,502)	(130,139)
Purchases of marketable securities and restricted investments	(364,277)	(299,719)
Proceeds from sales and maturities of marketable securities and restricted investments	252,809	253,420
Investment in note receivable, affiliate	—	(4,600)
Other investing activities	2,528	(3,374)
Net cash used in investing activities	(326,442)	(184,412)
Cash flows from financing activities
Repayment of long-term debt	(23,014)	(85,830)
Proceeds from borrowings under long-term debt, net of discounts and issuance costs	137,804	19,829
Repayment of sale-leaseback financing	(3,467)	(3,502)
Payments of tax withholdings for restricted shares	(4,247)	(18,909)
Proceeds from discounting of commercial letters of credit	43,025	—
Contingent consideration payments and other financing activities	(13,183)	(111)
Net cash provided by (used in) financing activities	136,918	(88,523)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,072	5,269
Net increase (decrease) in cash, cash equivalents and restricted cash	138,888	(245,116)
Cash, cash equivalents and restricted cash, beginning of the period	1,415,690	1,207,116
Cash, cash equivalents and restricted cash, end of the period	$1,554,578	$962,000
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$48,742	$20,797
Acquisitions currently or previously funded by liabilities and contingent consideration	$17,657	$23,803
Accrued interest capitalized to long-term debt	$15,181	$—

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of First Solar management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any other period. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K, which has been filed with the SEC.

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

2. Summary of Significant Accounting Policies

Use of Estimates. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to inputs used to recognize revenue over time, accrued solar module collection and recycling liabilities, product warranties, performance guarantees, indemnifications, accounting for income taxes, long-lived asset impairments, and testing goodwill. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions.

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

Accounts Receivable, Unbilled. Accounts receivable, unbilled represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for long-term construction contracts. For example, we typically recognize revenue from contracts for the construction and sale of PV solar power systems over time using cost based input methods, which recognize revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated costs of the contract. Accordingly, revenue could be recognized in advance of billing the customer, resulting in an amount recorded to “Accounts receivable, unbilled and retainage.” Once we have an unconditional right to consideration under a construction contract, we typically bill our customer accordingly and reclassify the “Accounts receivable, unbilled and retainage” to “Accounts receivable trade, net.” Billing requirements vary by contract but are generally structured around the completion of certain construction milestones.

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

Revenue Recognition – Solar Power System Sales and/or Engineering, Procurement, and Construction Services. We generally recognize revenue for sales of solar power systems and/or EPC services over time as our performance creates or enhances an energy generation asset controlled by the customer. Furthermore, the sale of a solar power system, including those in which we may receive consideration of a noncontrolling interest, when combined with EPC services represents a single performance obligation for the development and construction of a single generation asset. For such sales arrangements, we recognize revenue using cost based input methods, which recognize revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated costs of the contract, after consideration of our customers’ commitment to perform its obligations under the contract, which is typically measured through the receipt of cash deposits or other forms of financial security issued by creditworthy financial institutions or parent entities. For sales of solar power systems in which we obtain an interest in the project sold to the customer, we recognize all of the revenue for the consideration received, including the fair value of the noncontrolling interest we obtained, and defer any profit associated with the interest obtained through “Equity in earnings of unconsolidated affiliates, net of tax.”

In applying cost based input methods of revenue recognition, we use the actual costs incurred relative to the total estimated costs (including solar module costs) to determine our progress towards contract completion and to calculate the corresponding amount of revenue and gross profit to recognize. Costs incurred that do not contribute to satisfying our performance obligations (“inefficient costs”) are excluded from our input methods of revenue recognition as the amounts are not reflective of our transferring control of the system to the customer. Costs incurred towards contract completion may include costs associated with solar modules, direct materials, labor, subcontractors, and other indirect costs related to contract performance. We recognize solar module and direct material costs as incurred when such items have been installed in a system. Cost based input methods of revenue recognition require us to make estimates of net contract revenues and costs to complete our projects. In making such estimates, significant judgment is required to evaluate assumptions related to the amount of net contract revenues, including the impact of any performance incentives, liquidated damages, and other forms of variable consideration as well as any payments to customers, such as indemnifications accounted for pursuant to Accounting Standards Codification (“ASC”) 460, Guarantees. Significant judgment is also required to evaluate assumptions related to the costs to complete our projects, including materials, labor, contingencies, and other system costs.

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

As part of our solar power system sales, we conduct performance testing of a system prior to substantial completion to confirm the system meets its operational and capacity expectations noted in the EPC agreement. In addition, we may provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable year meets or exceeds the modeled energy expectation, after certain adjustments. In certain instances, a bonus payment may be received at the end of the applicable test period if the system performs above a specified level. Conversely, if there is an underperformance event with regards to these tests, we may incur liquidated damages as a percentage of the EPC contract price. Such performance guarantees represent a form of variable consideration and are recognized as adjustments to revenue when sufficient performance data becomes available and only to the extent that it is probable that a significant reversal of such revenue will not occur.

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

Taxes Collected from Customers and Remitted to Governmental Authorities. We exclude from our measurement of transaction prices all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, such tax amounts are not included as a component of net sales or cost of sales.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of the adoption of ASU 2016-18 in the fourth quarter of 2016, we began including amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. See the tables at the end of this note for the effects of the adoption of ASU 2016-18 on our condensed consolidated statement of cash flows for the six months ended June 30, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Our adoption of ASU 2016-09 in the fourth quarter of 2016 resulted in the recognition of certain deferred tax assets for excess tax benefits that had previously not been recognized, as such benefits did not reduce our income taxes payable in prior periods, and the recognition of amounts for previously estimated forfeitures of share-based awards. As a result of the adoption, we also adjusted our condensed consolidated statement of cash flows to eliminate the reclassification of excess tax benefits to cash flows from financing activities and to present payments of tax withholdings for share-based awards as cash flows from financing activities. See the tables at the end of this note for the effects of the adoption of ASU 2016-09 on our condensed consolidated financial statements for the three and six months ended June 30, 2016.

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

Our adoption of ASU 2014-09, which supersedes the real estate sales guidance under ASC 360-20, generally requires us to recognize revenue and profit from our systems business sales arrangements earlier and in a more linear fashion than our historical practice under ASC 360-20, including the estimation of certain profits that would otherwise have been deferred. Additionally, for systems business sales arrangements in which we obtain an interest in the project sold to the customer, we recognize all of the revenue for the consideration received, including the fair value of the noncontrolling interest we obtained, and defer any profit associated with the interest obtained through “Equity in earnings of unconsolidated affiliates, net of tax.” Following the adoption of ASU 2014-09, the revenue recognition for our other sales arrangements, including sales of solar modules and O&M services, remained materially consistent with our historical practice. See the tables at the end of this note for the effects of the adoption of ASU 2014-09 on our condensed consolidated financial statements as of December 31, 2016 and for the three and six months ended June 30, 2016. See Note 2. “Summary of Significant Accounting Policies” to our condensed consolidated financial statements for further discussion of the effects of the adoption of ASU 2014-09 on our significant accounting policies.

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

The following table presents the effect of the adoptions of ASU 2016-09 and ASU 2014-09 on our condensed consolidated statements of operations for the three and six months ended June 30, 2016 (in thousands, except per share amounts):

	Three Months Ended June 30, 2016
	As Reported	Adoption of ASU 2016-09	Adoption of ASU 2014-09	As Adjusted
Net sales	$934,381	$—	$82,043	$1,016,424
Cost of sales	743,216	—	91,157	834,373
Gross profit	191,165	—	(9,114)	182,051
Operating income (loss)	8,871	—	(9,114)	(243)
Income before taxes and equity in earnings of unconsolidated affiliates	12,279	—	(9,114)	3,165
Income tax expense	(9,047)	698	1,061	(7,288)
Equity in earnings of unconsolidated affiliates, net of tax	10,176	—	(17,468)	(7,292)
Net income (loss)	13,408	698	(25,521)	(11,415)
Comprehensive income	42,953	698	(25,521)	18,130

Basic net income (loss) per share	$0.13	$0.01	$(0.25)	$(0.11)
Diluted net income (loss) per share	$0.13	$0.01	$(0.25)	$(0.11)

	Six Months Ended June 30, 2016
	As Reported	Adoption of ASU 2016-09	Adoption of ASU 2014-09	As Adjusted
Net sales	$1,782,865	$—	$109,627	$1,892,492
Cost of sales	1,328,755	—	104,075	1,432,830
Gross profit	454,110	—	5,552	459,662
Operating income	174,126	—	5,552	179,678
Income before taxes and equity in earnings of unconsolidated affiliates	211,611	—	5,552	217,163
Income tax expense	(42,811)	8,607	(1,115)	(35,319)
Equity in earnings of unconsolidated affiliates, net of tax	15,173	—	(12,796)	2,377
Net income	183,973	8,607	(8,359)	184,221
Comprehensive income	225,132	8,607	(8,359)	225,380

Basic net income per share	$1.80	$0.08	$(0.08)	$1.80
Diluted net income per share	$1.78	$0.08	$(0.08)	$1.78

The following table presents the effect of the adoptions of ASU 2016-18, ASU 2016-09, and ASU 2014-09 on our condensed consolidated statement of cash flows for the six months ended June 30, 2016 (in thousands):

	Six Months Ended June 30, 2016
	As Reported	Adoption of ASU 2016-18	Adoption of ASU 2016-09	Adoption of ASU 2014-09	As Adjusted
Net income	$183,973	$—	$8,607	$(8,359)	$184,221
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Equity in earnings of unconsolidated affiliates, net of tax	(15,173)	—	—	12,796	(2,377)
Remeasurement of monetary assets and liabilities	(4,062)	314	—	—	(3,748)
Excess tax benefits from share-based compensation arrangements	(28,108)	—	28,108	—	—
Noncash consideration from the sale of project assets	—	—	—	(6,950)	(6,950)
Changes in operating assets and liabilities:
Accounts receivable, trade, unbilled and retainage	8,333	—	—	41,991	50,324
Prepaid expenses and other current assets	(51,921)	—	—	(216)	(52,137)
Project assets	(344,385)	—	—	103,466	(240,919)
Other assets	(9,093)	—	—	556	(8,537)
Income tax receivable and payable	27,723	—	(8,607)	1,115	20,231
Accrued expenses and other liabilities	59,644	—	18,909	(144,399)	(65,846)
Net cash (used in) provided by operating activities	(24,781)	314	47,017	—	22,550
Change in restricted cash	35,264	(35,264)	—	—	—
Net cash used in investing activities	(149,148)	(35,264)	—	—	(184,412)
Excess tax benefits from share-based compensation arrangements	28,108	—	(28,108)	—	—
Payments of tax withholdings for restricted shares	—	—	(18,909)	—	(18,909)
Net cash used in financing activities	(41,506)	—	(47,017)	—	(88,523)
Net decrease in cash, cash equivalents and restricted cash	(210,166)	(34,950)	—	—	(245,116)
Cash, cash equivalents and restricted cash, beginning of the period	1,126,826	80,290	—	—	1,207,116
Cash, cash equivalents and restricted cash, end of the period	916,660	45,340	—	—	962,000

4. Restructuring and Asset Impairments

Cadmium Telluride Module Manufacturing and Corporate Restructuring

In November 2016, our board of directors approved a set of initiatives intended to accelerate our transition to Series 6 module manufacturing and restructure our operations to reduce costs and better align the organization with our long term strategic plan. Accordingly, we expect to upgrade and replace our existing manufacturing fleet through 2019 with Series 6 manufacturing equipment, thereby enabling the production of solar modules with a larger form factor, better product attributes, and a lower cost structure.

As part of these initiatives, we incurred net charges of $38.3 million during the six months ended June 30, 2017, which included (i) $25.2 million of charges, primarily related to net losses on the disposition of previously impaired Series 4 and Series 5 manufacturing equipment, (ii) $6.8 million of severance benefits to terminated employees, and (iii) $6.4 million of net miscellaneous charges, primarily related to contract terminations, the write-off of operating supplies, and other Series 4 manufacturing exit costs. During the three months ended June 30, 2017, we incurred net charges of $18.3 million, primarily as a result of net losses on the disposition of the aforementioned manufacturing equipment. Substantially all amounts associated with these restructuring and asset impairment charges related to our components segment and were classified as “Restructuring and asset impairments” on our condensed consolidated statements of operations. We expect to incur up to $15 million of additional charges in 2017 as we continue the transition to Series 6 module manufacturing.

The following table summarizes our cadmium telluride (“CdTe”) module manufacturing and corporate restructuring activity recorded during the six months ended June 30, 2017 and the remaining liability balances at June 30, 2017 (in thousands):

	Asset Impairments	Severance	Other	Total
Ending liability balance at December 31, 2016	$—	$7,865	$550	$8,415
Charges to income	25,186	6,781	6,350	38,317
Cash payments	—	(13,607)	(4,727)	(18,334)
Non-cash amounts	(25,186)	—	(772)	(25,958)
Ending liability balance at June 30, 2017	$—	$1,039	$1,401	$2,440

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

In connection with these restructuring activities, we incurred charges of $84.6 million during the three months ended June 30, 2016, which included (i) $35.5 million of impairment charges related to certain crystalline silicon module manufacturing equipment considered abandoned for accounting purposes, (ii) $35.8 million of impairment charges for developed technology intangible assets associated with our crystalline silicon module technology, (iii) $6.1 million of goodwill impairment charges from the disposal of our crystalline silicon components reporting unit, and (iv) $7.2 million of miscellaneous charges related to certain contract manufacturing agreements and the write-off of operating supplies. All amounts associated with these charges related to our components segment and were classified as “Restructuring and asset impairments” on our condensed consolidated statements of operations.

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

6. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents:
Cash	$1,459,516	$1,347,155
Money market funds	50,000	—
Total cash and cash equivalents	1,509,516	1,347,155
Marketable securities:
Foreign debt	154,374	296,819
Foreign government obligations	196,344	271,172
U.S. debt	63,851	—
Time deposits	305,000	40,000
Total marketable securities	719,569	607,991
Total cash, cash equivalents, and marketable securities	$2,229,085	$1,955,146

We classify our marketable securities as available-for-sale. Accordingly, we record them at fair value and account for the net unrealized gains and losses as part of “Accumulated other comprehensive loss” until realized. We record realized gains and losses on the sale of our marketable securities in “Other (loss) income, net” computed using the specific identification method. During the three and six months ended June 30, 2017, we realized gains of less than $0.1 million on the sale of our marketable securities. During the three and six months ended June 30, 2016, we realized no gains or losses on the sale of our marketable securities. See Note 10. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

As of June 30, 2017 and December 31, 2016, we identified three investments totaling $31.1 million and $51.2 million, respectively, that had been in a loss position for a period of time greater than 12 months with unrealized losses of less than $0.1 million and $0.1 million, respectively. The unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase. Based on the underlying credit quality of the investments, we do not intend to sell these securities prior to the recovery of our cost basis. Therefore, we did not consider these securities to be other-than-temporarily impaired. All of our available-for-sale marketable securities are subject to a periodic impairment review. We did not identify any of our marketable securities as other-than-temporarily impaired as of June 30, 2017 and December 31, 2016.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign debt	$155,088	$—	$714	$154,374
Foreign government obligations	197,083	—	739	196,344
U.S. debt	63,884	—	33	63,851
Time deposits	305,000	—	—	305,000
Total	$721,055	$—	$1,486	$719,569

	As of December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign debt	$298,085	$2	$1,268	$296,819
Foreign government obligations	272,357	—	1,185	271,172
Time deposits	40,000	—	—	40,000
Total	$610,442	$2	$2,453	$607,991

The contractual maturities of our marketable securities as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	As of June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
One year or less	$565,092	$—	$314	$564,778
One year to two years	102,712	—	587	102,125
Two years to three years	53,251	—	585	52,666
Total	$721,055	$—	$1,486	$719,569

	As of December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
One year or less	$283,247	$—	$429	$282,818
One year to two years	164,797	2	414	164,385
Two years to three years	162,398	—	1,610	160,788
Total	$610,442	$2	$2,453	$607,991

The net unrealized losses of $1.5 million and $2.5 million on our marketable securities as of June 30, 2017 and December 31, 2016, respectively, were primarily the result of changes in interest rates relative to rates at the time of purchase. Our investment policy requires marketable securities to be highly rated and limits the security types, issuer concentration, and duration to maturity of our marketable securities portfolio.

The following tables show unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of June 30, 2017 and December 31, 2016, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of June 30, 2017
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Foreign debt	$128,293	$676	$26,081	$38	$154,374	$714
Foreign government obligations	191,356	727	4,988	12	196,344	739
U.S. debt	63,851	33	—	—	63,851	33
Total	$383,500	$1,436	$31,069	$50	$414,569	$1,486

	As of December 31, 2016
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Foreign debt	$234,332	$1,123	$51,236	$145	$285,568	$1,268
Foreign government obligations	272,503	1,185	—	—	272,503	1,185
Total	$506,835	$2,308	$51,236	$145	$558,071	$2,453

7. Restricted Cash and Investments

Restricted cash and investments consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Restricted cash	$28,169	$31,381
Restricted investments	355,553	339,926
Total restricted cash and investments (1)	$383,722	$371,307

(1)	There was an additional $16.9 million and $37.2 million of restricted cash included within “Prepaid expenses and other current assets” at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017 and December 31, 2016, our restricted cash consisted of deposits held by various banks to secure certain of our letters of credit and other deposits designated for the construction or operation of systems projects as well as the payment of amounts related to project specific debt financings. Restricted cash for our letters of credit is classified as current or noncurrent based on the maturity date of the corresponding letter of credit. See Note 13. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion relating to our letters of credit. Restricted cash for project construction, operation, and financing is classified as current or noncurrent based on the projected use of the restricted funds.

At June 30, 2017 and December 31, 2016, our restricted investments consisted of long-term marketable securities that were held in custodial accounts to fund the estimated future costs associated with collecting and recycling modules covered under our solar module collection and recycling program. We classify our restricted investments as available-for-sale. Accordingly, we record them at fair value and account for the net unrealized gains and losses as a part of “Accumulated other comprehensive loss” until realized. We record realized gains and losses on the sale of our restricted investments in “Other (loss) income, net” computed using the specific identification method. During the three months ended March 31, 2016, we realized gains of $37.8 million on the sale of certain restricted investments as part of an effort to align the currencies of the investments with those of the corresponding collection and recycling liabilities. Restricted investments are classified as noncurrent as the underlying accrued solar module collection and recycling liability is also noncurrent in nature. See Note 10. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted investments.

As necessary, we fund any incremental amounts for our estimated collection and recycling obligations within 90 days of the end of each year. We determine the funding requirement, if any, based on estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted investments, and an estimated solar module life of 25 years less amounts already funded in prior years. During 2016, substantially all of our module sales were not covered under our solar module collection and recycling program, and as a result, no incremental funding for the program was required in 2017. To ensure that amounts previously funded will be available in the future regardless of potential adverse changes in our financial condition (even in the case of our own insolvency), we have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc., First Solar Malaysia Sdn. Bhd., and First Solar Manufacturing GmbH are grantors. Only the trustee can distribute funds from the custodial accounts, and these funds cannot be accessed for any purpose other than to cover qualified costs of module collection and recycling, either by us or a third party performing the required collection and recycling services. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds.

The following tables summarize the unrealized gains and losses related to our restricted investments, by major security type, as of June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign government obligations	$118,714	$57,280	$—	$175,994
U.S. government obligations	171,922	12,557	4,920	179,559
Total	$290,636	$69,837	$4,920	$355,553

	As of December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign government obligations	$107,604	$62,350	$—	$169,954
U.S. government obligations	169,294	10,468	9,790	169,972
Total	$276,898	$72,818	$9,790	$339,926

As of June 30, 2017, the contractual maturities of our restricted investments were between 13 years and 20 years. As of December 31, 2016, the contractual maturities of our restricted investments were between 11 years and 20 years.

8. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Accounts receivable trade, gross	$261,014	$266,687
Allowance for doubtful accounts	(20)	—
Accounts receivable trade, net	$260,994	$266,687

At June 30, 2017 and December 31, 2016, $68.3 million and $12.2 million, respectively, of our accounts receivable trade, net were secured by letters of credit, bank guarantees, or other forms of financial security issued by creditworthy financial institutions.

Accounts receivable, unbilled and retainage

Accounts receivable, unbilled and retainage consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Accounts receivable, unbilled	$341,888	$200,474
Retainage	6,032	6,265
Accounts receivable, unbilled and retainage	$347,920	$206,739

Inventories

Inventories consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$134,581	$148,222
Work in process	8,294	13,204
Finished goods	303,346	302,305
Inventories	$446,221	$463,731
Inventories – current	$344,473	$363,219
Inventories – noncurrent (1)	$101,748	$100,512

(1)
As needed, we may purchase a critical raw material that is used in our core production process in quantities that exceed anticipated consumption within our normal operating cycle (which is 12 months). We classify such raw materials that we do not expect to consume within our normal operating cycle as noncurrent.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Prepaid expenses	$38,993	$42,007
Prepaid income taxes	38,656	35,336
Restricted cash	16,893	37,154
Value added tax receivables	9,418	22,308
Derivative instruments	6,974	6,078
Other current assets	61,767	74,579
Prepaid expenses and other current assets	$172,701	$217,462

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Land	$8,041	$7,839
Buildings and improvements	413,308	378,981
Machinery and equipment	1,055,461	1,444,442
Office equipment and furniture	151,942	147,833
Leasehold improvements	49,243	53,552
Construction in progress	258,182	93,164
Stored assets (1)	13,664	17,995
Property, plant and equipment, gross	1,949,841	2,143,806
Accumulated depreciation	(1,164,904)	(1,514,664)
Property, plant and equipment, net	$784,937	$629,142

(1)
Consists of certain machinery and equipment (“stored assets”) that were originally intended for use in previously planned manufacturing capacity expansions. As further described in Note 4. “Restructuring and Asset Impairments” to our condensed consolidated financial statements, we recently introduced our next generation Series 6 module technology, which is expected to enable the production of modules with a larger form factor, better product attributes, and a lower cost structure. The majority of the remaining stored assets are expected to be repurposed for Series 6 module manufacturing as we transition our production lines to such module technology through 2018. As the remaining stored assets are neither in the condition nor location to produce modules as intended, we will not begin depreciation until such assets are placed in service. We evaluate our property, plant and equipment, including our stored assets, for impairment under a held and used impairment model whenever events or changes in circumstances arise, including consideration of technological obsolescence, that may indicate that the carrying amount of such assets may not be recoverable.

Depreciation of property, plant and equipment was $21.8 million and $48.7 million for the three and six months ended June 30, 2017, respectively, and $52.5 million and $107.0 million for the three and six months ended June 30, 2016, respectively.

PV solar power systems, net

PV solar power systems, net consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
PV solar power systems, gross	$487,654	$464,581
Accumulated depreciation	(26,037)	(15,980)
PV solar power systems, net	$461,617	$448,601

During the six months ended June 30, 2017, we placed $13.9 million of projects in service, including a project in the Asia-Pacific region. Depreciation of PV solar power systems was $4.9 million and $9.8 million for the three and six months ended June 30, 2017, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2016, respectively.

Capitalized interest

The cost of constructing facilities, equipment, and project assets includes interest costs incurred during the assets’ construction period. The components of interest expense and capitalized interest were as follows during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest cost incurred	$(6,586)	$(8,473)	$(15,856)	$(14,368)
Interest cost capitalized – property, plant and equipment	—	831	—	1,067
Interest cost capitalized – project assets	212	491	313	1,508
Interest expense, net	$(6,374)	$(7,151)	$(15,543)	$(11,793)

Project assets

Project assets consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Project assets – development costs, including project acquisition and land costs	$348,214	$444,264
Project assets – construction costs	473,985	1,018,684
Project assets	$822,199	$1,462,948
Project assets – current	$35,992	$700,800
Project assets – noncurrent	$786,207	$762,148

Other assets

Other assets consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Deferred rent	$27,013	$27,160
Notes receivable (1)	10,582	7,385
Income taxes receivable	4,401	4,230
Other	46,009	39,123
Other assets	$88,005	$77,898

(1)
In April 2009, we entered into a credit facility agreement with a solar power project entity of one of our customers for an available amount of €17.5 million to provide financing for a PV solar power system. The credit facility bears interest at 8.0% per annum, payable quarterly, with the full amount due in December 2026. As of June 30, 2017 and December 31, 2016, the balance outstanding on the credit facility was €7.0 million ($8.0 million and $7.4 million, respectively).

Goodwill

Goodwill, summarized by relevant reporting unit, consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	December 31, 2016	Acquisitions (Impairments)	June 30, 2017
Components	$407,827	$—	$407,827
Accumulated impairment losses	(393,365)	—	(393,365)
Goodwill	$14,462	$—	$14,462

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair values assigned to the individual assets acquired and liabilities assumed. We do not amortize goodwill, but instead are required to test goodwill for impairment at least annually. If necessary, we would record any impairment in accordance with ASC 350, Intangibles – Goodwill and Other. We perform impairment tests between scheduled annual tests in the fourth quarter if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value.

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

The following tables summarize our intangible assets at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Amount
Developed technology	$76,959	$(20,455)	$—	$56,504
Power purchase agreements	6,486	(162)	—	6,324
Patents	6,538	(2,787)	—	3,751
In-process research and development	17,255	—	—	17,255
Other intangibles, net	$107,238	$(23,404)	$—	$83,834

	December 31, 2016
	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Amount
Developed technology	$114,612	$(18,208)	$(36,215)	$60,189
Power purchase agreements	6,486	—	—	6,486
Patents	6,538	(2,498)	—	4,040
In-process research and development	17,255	—	—	17,255
Other intangibles, net	$144,891	$(20,706)	$(36,215)	$87,970

Amortization expense for our intangible assets was $2.1 million and $4.1 million for the three and six months ended June 30, 2017, respectively, and $3.0 million and $6.0 million for the three and six months ended June 30, 2016, respectively.

Accrued expenses

Accrued expenses consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Product warranty liability (1)	$37,217	$40,079
Accrued compensation and benefits	32,198	47,877
Accrued property, plant and equipment	28,691	14,828
Accrued project assets	26,187	71,164
Accrued inventory	10,208	13,085
Other	55,952	75,944
Accrued expenses	$190,453	$262,977

(1)	See Note 13. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product warranty liability.”

Other current liabilities

Other current liabilities consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Indemnification liabilities (1)	$102,444	$100,000
Derivative instruments	19,008	6,642
Contingent consideration (1)	11,848	19,620
Financing liability (2)	5,219	5,219
Other	10,170	15,461
Other current liabilities	$148,689	$146,942

(1)	See Note 13. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Indemnification liabilities” and “Contingent consideration” arrangements.

(2)
See Note 11. “Investments in Unconsolidated Affiliates and Joint Ventures” to our condensed consolidated financial statements for discussion of the financing liabilities associated with our leaseback of the Maryland Solar project.

Other liabilities

Other liabilities consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Product warranty liability (1)	$202,484	$212,329
Commercial letter of credit liability (1)	69,987	26,579
Financing liability (2)	30,707	33,314
Other taxes payable	26,353	24,099
Derivative instruments	6,549	444
Contingent consideration (1)	5,810	10,472
Other	60,779	64,202
Other liabilities	$402,669	$371,439

(1)
See Note 13. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product warranty liability,” “Contingent consideration,” and “Commercial letter of credit liability” arrangements.

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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$—	$1,223	$867
Total derivatives designated as hedging instruments	$—	$1,223	$867

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$6,974	$17,785	$—
Interest rate swap contracts	—	—	5,682
Total derivatives not designated as hedging instruments	$6,974	$17,785	$5,682
Total derivative instruments	$6,974	$19,008	$6,549

	December 31, 2016
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$2,072	$387	$444
Total derivatives designated as hedging instruments	$2,072	$387	$444

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$4,006	$6,255	$—
Total derivatives not designated as hedging instruments	$4,006	$6,255	$—
Total derivative instruments	$6,078	$6,642	$444

The impact of offsetting balances associated with derivative instruments designated as hedging instruments is shown below (in thousands):

	June 30, 2017
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$(2,090)	—	(2,090)	—	—	$(2,090)

	December 31, 2016
				Gross Amounts Not Offset in Consolidated Balance Sheet
	Gross Asset (Liability)	Gross Offset in Consolidated Balance Sheet	Net Amount Recognized in Financial Statements	Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange forward contracts	$1,241	—	1,241	—	—	$1,241

The following tables present the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income or loss and our condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016 (in thousands):

	Foreign Exchange Forward Contracts	Interest Rate Swap Contract	Cross Currency Swap Contract	Total
Balance in accumulated other comprehensive income (loss) at December 31, 2016	$2,556	$—	$—	$2,556
Amounts recognized in other comprehensive income (loss)	(3,452)	—	—	(3,452)
Balance in accumulated other comprehensive income (loss) at June 30, 2017	$(896)	$—	$—	$(896)

Balance in accumulated other comprehensive income (loss) at December 31, 2015	$162	$(16)	$(2,017)	$(1,871)
Amounts recognized in other comprehensive income (loss)	371	(2)	5,108	5,477
Amounts reclassified to earnings impacting:
Foreign currency loss, net	—	—	(4,896)	(4,896)
Interest expense, net	—	18	1,805	1,823
Balance in accumulated other comprehensive income (loss) at June 30, 2016	$533	$—	$—	$533

We recorded no amounts related to ineffective portions of our derivative instruments designated as cash flow hedges during the three and six months ended June 30, 2017 and 2016. We recognized unrealized losses of $0.1 million and $0.2 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within “Other (loss) income, net” during the three and six months ended June 30, 2017, respectively. We recognized unrealized losses of $0.2 million and $0.4 million related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within “Other (loss) income, net” during the three and six months ended June 30, 2016, respectively.

The following table presents amounts related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Line Items	2017	2016	2017	2016
Foreign exchange forward contracts	Foreign currency loss, net	$(3,499)	$(5,596)	$(23,658)	$(22,977)
Interest rate swap contracts	Interest expense, net	(1,006)	—	(5,682)	—

Interest Rate Risk

We use interest rate swap and cross-currency swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use such swap contracts for speculative or trading purposes.

In March 2017, Manildra Finco Pty Ltd, our indirect wholly-owned subsidiary and project financing company, entered into various interest rate swap contracts to hedge a portion of the floating rate construction loan facility under the associated project’s Manildra Credit Facility (as defined in Note 12. “Debt” to our condensed consolidated financial statements). Such swaps had an initial aggregate notional value of AUD 12.8 million and entitled the project to receive a one-month or three-month floating Bank Bill Swap or “BBSW” interest rate while requiring the project to pay a fixed rate of 3.13%. The aggregate notional amount of the interest rate swap contracts proportionately adjusts with the scheduled draws and principal payments on the underlying hedged debt. As of June 30, 2017, the aggregate notional value of the interest rate swap contracts was AUD 20.2 million ($15.4 million). These derivative instruments do not qualify for accounting as cash flow hedges in accordance with ASC 815 due to our expectation to sell the associated project before the maturity of its project specific debt financing and corresponding swap contracts. Accordingly, the changes in the fair value of the swap contracts are recorded directly to “Interest expense, net.”

In January 2017, FS Japan Project 12 GK, our indirect wholly-owned subsidiary and project company, entered into an interest rate swap contract to hedge a portion of the floating rate senior loan facility under the project’s Ishikawa Credit Agreement (as defined in Note 12. “Debt” to our condensed consolidated financial statements). Such swap had an initial notional value of ¥5.7 billion and entitled the project to receive a six-month floating Tokyo Interbank Offered Rate (“TIBOR”) + 0.75% interest rate while requiring the project to pay a fixed rate of 1.482%. The notional amount of the interest rate swap contract proportionately adjusts with the scheduled draws and principal payments on the underlying hedged debt. As of June 30, 2017, the notional value of the interest rate swap contract was ¥8.0 billion ($76.5 million). This derivative instrument does not qualify for accounting as a cash flow hedge in accordance with ASC 815 due to our expectation to sell the associated project before the maturity of its project specific debt financing and corresponding swap contract. Accordingly, the changes in the fair value of the swap contract are recorded directly to “Interest expense, net.”

Foreign Currency Risk

Cash Flow Exposure

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of June 30, 2017 and December 31, 2016, these foreign exchange forward contracts hedged our forecasted cash flows for 15 months and 21 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of a derivative’s unrealized gain or loss in “Accumulated other comprehensive loss” and subsequently reclassify amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

	June 30, 2017
Currency	Notional Amount	USD Equivalent
Indian rupee	INR 860.0	$13.3
Euro	€22.1	$25.2

	December 31, 2016
Currency	Notional Amount	USD Equivalent
Indian rupee	INR 860.0	$12.7
Australian dollar	AUD 55.3	$40.0

In the following 12 months, we expect to reclassify to earnings $0.7 million of net unrealized losses related to these forward contracts that are included in “Accumulated other comprehensive loss” at June 30, 2017 as we realize the earnings effect of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rates when we realize the related forecasted transactions.

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

As of June 30, 2017 and December 31, 2016, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	June 30, 2017
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€108.0	$123.2
Sell	Euro	€174.0	$198.4
Purchase	Australian dollar	AUD 25.5	$19.5
Sell	Australian dollar	AUD 25.2	$19.3
Purchase	Malaysian ringgit	MYR 27.1	$6.3
Sell	Malaysian ringgit	MYR 208.4	$48.5
Sell	Canadian dollar	CAD 17.7	$13.6
Sell	Chilean peso	CLP 11,730.5	$17.7
Purchase	Chinese yuan	CNY 13.8	$2.0
Sell	Japanese yen	¥19,286.5	$171.3
Sell	Indian rupee	INR 14,307.0	$221.4
Sell	Singapore dollar	SGD 3.1	$2.2
Purchase	South African rand	ZAR 11.7	$0.9
Sell	South African rand	ZAR 57.0	$4.4

	December 31, 2016
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€64.5	$68.0
Sell	Euro	€103.6	$109.3
Purchase	Australian dollar	AUD 1.2	$0.9
Sell	Australian dollar	AUD 19.3	$14.0
Sell	Malaysian ringgit	MYR 24.5	$5.5
Sell	Canadian dollar	CAD 17.7	$13.2
Sell	Chilean peso	CLP 13,611.6	$20.3
Purchase	Chinese yuan	CNY 24.3	$3.5
Purchase	Japanese yen	¥97.3	$0.8
Sell	Japanese yen	¥15,610.4	$133.7
Sell	British pound	£0.6	$0.7
Sell	Indian rupee	INR 12,753.2	$187.7
Sell	South African rand	ZAR 51.2	$3.7

10. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•
Cash Equivalents. At June 30, 2017, our cash equivalents consisted of money market funds. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable Securities and Restricted Investments. At June 30, 2017 and December 31, 2016, our marketable securities consisted of foreign debt, foreign government obligations, and time deposits, and our restricted investments consisted of foreign and U.S. government obligations. At June 30, 2017, our marketable securities also consisted of U.S. debt. We value our marketable securities and restricted investments using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•
Derivative Assets and Liabilities. At June 30, 2017 and December 31, 2016, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies. At June 30, 2017, our derivative assets and liabilities also consisted of various interest rate swap contracts involving major interest rates. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At June 30, 2017 and December 31, 2016, the fair value measurements of our assets and liabilities that we measure on a recurring basis were as follows (in thousands):

	June 30, 2017
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	50,000	50,000	—	—
Marketable securities:
Foreign debt	$154,374	$—	$154,374	$—
Foreign government obligations	196,344	—	196,344	—
U.S. debt	63,851	—	63,851	—
Time deposits	305,000	305,000	—	—
Restricted investments	355,553	—	355,553	—
Derivative assets	6,974	—	6,974	—
Total assets	$1,132,096	$355,000	$777,096	$—
Liabilities:
Derivative liabilities	$25,557	$—	$25,557	$—

	December 31, 2016
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Foreign debt	$296,819	$—	$296,819	$—
Foreign government obligations	271,172	—	271,172	—
Time deposits	40,000	40,000	—	—
Restricted investments	339,926	—	339,926	—
Derivative assets	6,078	—	6,078	—
Total assets	$953,995	$40,000	$913,995	$—
Liabilities:
Derivative liabilities	$7,086	$—	$7,086	$—

Fair Value of Financial Instruments

The carrying values and fair values of our financial and derivative instruments at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Marketable securities	$719,569	$719,569	$607,991	$607,991
Foreign exchange forward contract assets	6,974	6,974	6,078	6,078
Restricted investments	355,553	355,553	339,926	339,926
Note receivable – noncurrent	7,982	8,035	7,385	7,493
Notes receivable, affiliate – current	19,600	21,206	15,000	16,946
Notes receivable, affiliates – noncurrent	49,996	48,890	54,737	53,586
Liabilities:
Long-term debt, including current maturities	$320,723	$348,039	$187,826	$195,160
Interest rate swap contract liabilities	5,682	5,682	—	—
Foreign exchange forward contract liabilities	19,875	19,875	7,086	7,086

The carrying values in our condensed consolidated balance sheets of our cash and cash equivalents, trade accounts receivable, unbilled accounts receivable and retainage, restricted cash, accounts payable, income taxes payable, and accrued expenses approximated their fair values due to their nature and relatively short maturities; therefore, we excluded them from the foregoing table. We estimated the fair value of our notes receivable and long-term debt using a discounted cash flow approach (an income approach) based on observable market inputs. We incorporated the credit risk of our counterparty for all asset fair value measurements and our own credit risk for all liability fair value measurements. Such fair value measurements are considered Level 2 under the fair value hierarchy.

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

11. Investments in Unconsolidated Affiliates and Joint Ventures

We have joint ventures or other strategic arrangements with partners in several markets, which are generally used to expedite our penetration of those markets and establish relationships with potential customers. We also enter into joint ventures or strategic arrangements with customers or other entities to maximize the value of particular projects. Some of these arrangements involve and are expected in the future to involve significant investments or other allocations of capital. Investments in unconsolidated entities for which we have significant influence, but not control, over the entities’ operating and financial activities are accounted for under the equity method of accounting. Investments in unconsolidated entities for which we do not have the ability to exert such significant influence are accounted for under the cost method of accounting. The following table summarizes our equity and cost method investments as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Equity method investments	$223,693	$232,337
Cost method investments	2,274	2,273
Investments in unconsolidated affiliates and joint ventures	$225,967	$234,610

8point3 Energy Partners LP

In June 2015, 8point3 Energy Partners LP (the “Partnership”), a limited partnership formed by First Solar and SunPower Corporation (the “Sponsors”), completed its initial public offering (the “IPO”) pursuant to a Registration Statement on Form S-1, as amended. As part of the IPO, the Sponsors contributed interests in various projects to 8point3 Operating Company, LLC (“OpCo”) in exchange for voting and economic interests in the entity, and the Partnership acquired an economic interest in OpCo using proceeds from the IPO. Since the formation of the Partnership, we and SunPower Corporation have, from time to time, continued to sell interests in solar projects to the Partnership, which owns and operates such portfolio of solar energy generation projects. In April 2017, we announced that we were reviewing alternatives for the sale of our interests in the Partnership.

As of June 30, 2017, we owned an aggregate of 22,116,925 Class B shares representing a 28% voting interest in the Partnership, and an aggregate of 6,721,810 common units and 15,395,115 subordinated units in OpCo together representing a 28% limited liability company interest in the entity. Future quarterly distributions from OpCo are subject to a subordination period in which holders of the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages in the payment of minimum distributions from prior quarters. The subordination period will end after OpCo has earned and paid minimum quarterly distributions for three years ending on or after August 31, 2018 and there are no outstanding arrearages on common units. Notwithstanding the foregoing, the subordination period could end after OpCo has earned and paid 150% of minimum quarterly distributions, plus the related distributions to incentive distribution right holders, for one year ending on or after August 31, 2016 and there are no outstanding arrearages on common units. At the end of the subordination period, all subordinated units will convert to common units on a one-for-one basis. During the six months ended June 30, 2017, we received distributions from OpCo of $11.2 million. We also hold certain incentive distribution rights in OpCo, which represent a right to incremental distributions after certain distribution thresholds are met.

The Partnership is managed and controlled by its general partner, 8point3 General Partner, LLC (“General Partner”), and we account for our interest in OpCo, a subsidiary of the Partnership, under the equity method of accounting as we are able to exercise significant influence over the Partnership due to our representation on the board of directors of its General Partner. Under the equity method of accounting, we recognize equity in earnings for our proportionate share of OpCo’s net income or loss, including adjustments for the amortization of a $41.3 million remaining basis difference, which resulted from the cost of our investment differing from our proportionate share of OpCo’s equity. During the three and six months ended June 30, 2017, we recognized equity in earnings, net of tax, of $3.0 million and $3.8 million, respectively, from our investment in OpCo. During the three and six months ended June 30, 2016, we recognized equity in earnings, net of tax, of $11.2 million and $17.4 million, respectively, from our investment in OpCo. As of June 30, 2017 and December 31, 2016, the carrying value of our investment in OpCo was $201.7 million and $206.8 million, respectively.

In connection with the IPO, we also entered into an agreement with a subsidiary of the Partnership to lease back one of our originally contributed projects, Maryland Solar, until December 31, 2019. Under the terms of the agreement, we make fixed rent payments to the Partnership’s subsidiary and are entitled to all of the energy generated by the project. Due to our continuing involvement with the project, we account for the leaseback agreement as a financing transaction. As of June 30, 2017 and December 31, 2016, our financing obligation associated with the leaseback was $35.9 million and $38.5 million, respectively.

In December 2016, we completed the sale of our remaining 34% interest in the 300 MW Desert Stateline project located in San Bernardino County, California to OpCo for aggregate consideration of $329.5 million, including a $50.0 million promissory note. The promissory note is unsecured and matures in December 2020. The promissory note bears interest at 4% per annum, which rate may increase to 6% per annum (i) upon the occurrence and during the continuation of a specified event of default and (ii) in respect of amounts accrued as payments-in-kind pursuant to the terms of such promissory note. Subject to certain conditions, OpCo may prepay the promissory note. Until OpCo has paid in full the principal and interest on the promissory note, OpCo is restricted in its ability to: (i) acquire interests in additional projects (other than the acquisition of the balance of the assets associated with a project located in Kern County, California); (ii) use the net proceeds of equity issuances except as prescribed in the promissory note; (iii) incur additional indebtedness to which the promissory note would be subordinate; and (iv) extend the maturity date under OpCo’s existing credit facility. As of June 30, 2017 and December 31, 2016, the balance outstanding on the promissory note was $50.0 million.

We provide O&M services to certain of the Partnership’s partially owned project entities, including SG2 Holdings, LLC; Lost Hills Blackwell Holdings, LLC; NS Solar Holdings, LLC; Kingbird Solar A, LLC; Kingbird Solar B, LLC; and Desert Stateline LLC. During the three and six months ended June 30, 2017, we recognized revenue of $2.5 million and $5.4 million, respectively, for such O&M services. During the three and six months ended June 30, 2016, we recognized revenue of $1.5 million and $2.8 million, respectively, for such O&M services.

In June 2015, OpCo entered into a $525.0 million senior secured credit facility, consisting of a $300.0 million term loan facility, a $25.0 million delayed draw term loan facility, and a $200.0 million revolving credit facility (the “OpCo Credit Facility”). In September 2016, OpCo amended its senior secured credit facility to include an incremental $250.0 million term loan facility, which increased the maximum borrowing capacity under the OpCo Credit Facility to $775.0 million. The OpCo Credit Facility is secured, in part, by a pledge of the Sponsors’ equity interests in OpCo.

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

In addition to our equity investment in CEC, we also entered into a loan agreement to provide CEC with term loan advances up to $15.0 million. All term loans are due in November 2017 on the third anniversary of the initial loan agreement. Interest is payable semiannually at rates ranging from 7% to 16% depending on CEC’s current capital structure. As of June 30, 2017 and December 31, 2016, the balance outstanding on the term loans was $15.0 million. In February 2016, we entered into a convertible loan agreement with CEC for $4.6 million, which was funded in April 2016. The convertible loan bears interest at 10% per annum, and the outstanding principal and interest are due in February 2018 on the second anniversary of the initial loan agreement unless converted earlier pursuant to a qualified equity financing by CEC.

CEC is considered a variable interest entity, or VIE, and our 28% ownership interest in and loans to the company are considered variable interests. We account for our investment in CEC under the equity method of accounting as we concluded we are not the primary beneficiary of the company given that we do not have the power to make decisions over the activities that most significantly impact the company’s economic performance. Under the equity method of accounting, we recognize equity in earnings for our proportionate share of CEC’s net income or loss including adjustments for the amortization of a basis difference resulting from the cost of our investment differing from our proportionate share of CEC’s equity. During the three and six months ended June 30, 2017, we recognized losses, net of tax, of $0.9 million and $2.1 million, respectively, from our investment in CEC. During the three and six months ended June 30, 2016, we recognized losses, net of tax, of $1.0 million and $2.3 million, respectively, from our investment in CEC. As of June 30, 2017 and December 31, 2016, the carrying value of our investment was $7.1 million and $10.5 million, respectively.

Summarized Financial Information

The following table presents summarized financial information for OpCo as provided to us by the investee (in thousands):

	Six Months Ended May 31,
	2017	2016
Summary statement of operations information:
Net sales	$26,575	$21,647
Operating income	4,825	2,738
Net income (1)	4,783	3,117
Net income attributable to equity method investees (1)	20,302	90,921

(1)
The difference between Net income and Net income attributable to equity method investees is due to OpCo’s tax equity financing facilities with third-party investors that hold noncontrolling ownership interests in certain of its subsidiaries. Accordingly, earnings or losses are allocated to such tax equity investors using the Hypothetical Liquidation at Book Value (or “HLBV”) method. During the six months ended May 31, 2017 and 2016, OpCo allocated certain losses to such third-party investors under the HLBV method, which represented the difference between Net income and Net income attributable to equity method investees.

12. Debt

Our long-term debt consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

		Balance (USD)
Loan Agreement	Loan Denomination	June 30, 2017	December 31, 2016
Revolving Credit Facility	USD	$—	$—
Luz del Norte Credit Facilities	USD	182,455	180,939
Ishikawa Credit Agreement	JPY	99,567	—
Japan Credit Facility	JPY	10,269	9,477
Marikal and Mahabubnagar Credit Facilities	INR	3,867	4,067
Polepally Credit Facility	INR	1,803	2,208
Hindupur Credit Facility	INR	18,908	—
Manildra Credit Facility	AUD	17,914	—
Capital lease obligations	Various	310	562
Long-term debt principal		335,093	197,253
Less: unamortized discount and debt issuance costs		(14,060)	(8,865)
Total long-term debt		321,033	188,388
Less: current portion		(13,574)	(27,966)
Noncurrent portion		$307,459	$160,422

Revolving Credit Facility

Our amended and restated credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent provides us with a senior secured credit facility (the “Revolving Credit Facility”). Prior to the effectiveness of the amendment and restatement described below, the Revolving Credit Facility provided for an aggregate available amount of $700.0 million, with the right to request an increase up to $900.0 million, subject to certain conditions, and borrowings under the Revolving Credit Facility bore interest at (i) the London Interbank Offered Rate (“LIBOR”), adjusted for Eurocurrency reserve requirements, plus a margin of 2.25% or (ii) a base rate as defined in the credit agreement plus a margin of 1.25%, depending on the type of borrowing requested. These margins were subject to adjustment depending on our consolidated leverage ratio. We had no borrowings under our Revolving Credit Facility as of June 30, 2017 and December 31, 2016 and had issued $100.3 million and $125.0 million, respectively, of letters of credit using availability under the facility, leaving a total remaining availability of $599.7 million and $575.0 million, respectively. Loans and letters of credit issued under the Revolving Credit Facility are jointly and severally guaranteed by First Solar, Inc.; First Solar Electric, LLC; First Solar Electric (California), Inc.; and First Solar Development, LLC and are secured by interests in substantially all of the guarantors’ tangible and intangible assets other than certain excluded assets.

In addition to paying interest on outstanding principal under the Revolving Credit Facility, prior to the effectiveness of the amendment and restatement described below, we were required to pay a commitment fee at a rate of 0.375% per annum, based on the average daily unused commitments under the facility, which commitment fee was subject to adjustment based on changes in our consolidated leverage ratio. Prior to the effectiveness of the amendment and restatement described below, we also paid a letter of credit fee based on the applicable margin for Eurocurrency revolving loans on the face amount of each letter of credit and a fronting fee of 0.125%.

In July 2017, we amended and restated the Revolving Credit Facility. Such amendment and restatement extended the maturity of the prior facility to July 2022 and reduced the aggregate borrowing capacity under the facility to $500.0 million, which we may increase to $750.0 million subject to certain conditions. Borrowings under the amended and restated facility bear interest at (i) LIBOR, adjusted for Eurocurrency reserve requirements, plus a margin of 2.00% or (ii) a base rate as defined in the credit agreement plus a margin of 1.00%, depending on the type of borrowing requested. These margins are also subject to adjustment depending on our consolidated leverage ratio. The amended and restated facility also requires us to pay a commitment fee of 0.300% per annum, based on the average daily unused commitments under the facility. Such commitment fee may also be adjusted due to changes in our consolidated leverage ratio.

Luz del Norte Credit Facilities

In August 2014, Parque Solar Fotovoltaico Luz del Norte SpA (“Luz del Norte”), our indirect wholly-owned subsidiary and project company, entered into credit facilities with the Overseas Private Investment Corporation (“OPIC”) and the International Finance Corporation (“IFC”) to provide limited-recourse senior secured debt financing for the design, development, financing, construction, testing, commissioning, operation, and maintenance of a 141 MW PV solar power plant located near Copiapó, Chile. At the same time, Luz del Norte also entered into a Chilean peso facility (“VAT facility” and together with the OPIC and IFC loans, the “Luz del Norte Credit Facilities”) with Banco de Crédito e Inversiones to fund Chilean value added tax associated with the construction of the Luz del Norte project. In March 2017, we repaid the remaining balance on the VAT facility. As of December 31, 2016, the balance outstanding on the VAT facility was $13.7 million.

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

As of June 30, 2017 and December 31, 2016, the balance outstanding on the OPIC loans was $136.6 million and $125.1 million, respectively. As of June 30, 2017 and December 31, 2016, the balance outstanding on the IFC loans was $45.8 million and $42.2 million, respectively. The OPIC and IFC loans are secured by liens over all of Luz del Norte’s assets, which had an aggregate book value of $338.0 million, including intercompany charges, as of June 30, 2017 and by a pledge of all of the equity interests in the entity.

Ishikawa Credit Agreement

In December 2016, FS Japan Project 12 GK (“Ishikawa”), our indirect wholly-owned subsidiary and project company, entered into a credit agreement (the “Ishikawa Credit Agreement”) with Mizuho Bank, Ltd. for aggregate borrowings of up to ¥27.3 billion ($242.4 million) for the development and construction of a 59 MW PV solar power plant located in Ishikawa, Japan. The credit agreement consists of a ¥24.0 billion ($213.1 million) senior loan facility, a ¥2.1 billion ($18.6 million) consumption tax facility, and a ¥1.2 billion ($10.7 million) letter of credit facility. The senior loan facility matures in October 2036, and the consumption tax facility matures in April 2020. The credit agreement is secured by pledges of Ishikawa’s assets, accounts, material project documents, and by the equity interests in the entity. As of June 30, 2017, the balance outstanding on the credit agreement was $99.6 million.

Japan Credit Facility

In September 2015, First Solar Japan GK, our wholly-owned subsidiary, entered into a construction loan facility with Mizuho Bank, Ltd. for borrowings up to ¥4.0 billion ($35.5 million) for the development and construction of utility-scale PV solar power plants in Japan (the “Japan Credit Facility”). In September 2016, First Solar Japan GK renewed the facility for an additional one-year period until September 2017. The facility is guaranteed by First Solar, Inc. and secured by pledges of certain projects’ cash accounts and other rights in the projects. As of June 30, 2017 and December 31, 2016, the balance outstanding on the facility was $10.3 million and $9.5 million, respectively.

Tochigi Credit Facility

In June 2017, First Solar Japan GK, our wholly-owned subsidiary, entered into a term loan facility with Mizuho Bank, Ltd. for borrowings up to ¥7.0 billion ($62.2 million) for the development of utility-scale PV solar power plants in Japan (the “Tochigi Credit Facility”). The majority of the facility is available to be drawn by or before November 2018, and the aggregate term loan facility matures in March 2021. The facility is guaranteed by First Solar, Inc. and secured by pledges of certain of First Solar Japan GK’s accounts. As of June 30, 2017, there was no balance outstanding on the term loan facility.

Marikal and Mahabubnagar Credit Facilities

In March 2015, Marikal Solar Parks Private Limited and Mahabubnagar Solar Parks Private Limited, our indirect wholly-owned subsidiaries and project companies, entered into term loan facilities (the “Marikal and Mahabubnagar Credit Facilities”) with Axis Bank as administrative agent for combined aggregate borrowings up to INR 1.1 billion ($17.0 million) for the development and construction of two 10 MW PV solar power plants located in Telangana, India. The term loan facilities have a combined letter of credit sub-limit of INR 0.8 billion ($12.4 million), which may also be used to support construction activities. As of June 30, 2017 and December 31, 2016, we had issued INR 0.8 billion ($12.4 million) and INR 0.8 billion ($11.2 million), respectively, of letters of credit under the term loan facilities. The term loan facilities mature in December 2028 and are secured by certain assets of the borrowers, which had an aggregate book value of $105.2 million, including intercompany charges, as of June 30, 2017 and by a pledge of a portion of the equity interests in the borrowers. As of June 30, 2017 and December 31, 2016, the balance outstanding on the term loan facilities was $3.9 million and $4.1 million, respectively.

Polepally Credit Facility

In March 2016, Polepally Solar Parks Private Limited, our indirect wholly-owned subsidiary and project company, entered into a term loan facility (the “Polepally Credit Facility”) with Axis Bank as administrative agent for borrowings up to INR 1.3 billion ($20.1 million) for costs related to a 25 MW PV solar power plant located in Telangana, India. The term loan facility has a letter of credit sub-limit of INR 1.1 billion ($17.0 million), which may also be used for project related costs. As of June 30, 2017 and December 31, 2016, we had issued INR 1.0 billion ($15.5 million) and INR 1.0 billion ($15.3 million), respectively, of letters of credit under the term loan facility. The term loan facility matures in September 2029 and is secured by certain assets of the borrower, which had an aggregate book value of $34.1 million, including intercompany charges, as of June 30, 2017 and by a pledge of a portion of the equity interests in the borrower. In addition, the term loan facility is guaranteed by First Solar, Inc. until certain conditions are met, including the achievement of commercial operations by the plant and various other compliance and performance metrics. As of June 30, 2017 and December 31, 2016, the balance outstanding on the term loan facility was $1.8 million and $2.2 million, respectively.

Hindupur Credit Facility

In November 2016, Hindupur Solar Parks Private Limited, our indirect wholly-owned subsidiary and project company, entered into a term loan facility (the “Hindupur Credit Facility”) with Yes Bank Limited for borrowings up to INR 4.3 billion ($66.5 million) for costs related to an 80 MW portfolio of PV solar power plants located in Andhra Pradesh, India. The term loan facility has a letter of credit sub-limit of INR 3.2 billion ($49.5 million), which may also be used for project related costs. As of June 30, 2017, we had issued INR 3.2 billion ($49.5 million) of letters of credit under the term loan facility. The term loan facility matures in December 2030 and is secured by certain assets of the borrower, which had an aggregate book value of $99.9 million, including intercompany charges, as of June 30, 2017 and by a pledge of a portion of the equity interests in the borrower. In addition, the term loan facility is guaranteed by First Solar, Inc. until certain conditions are met, including the achievement of commercial operations by the plants and various other compliance and performance metrics. As of June 30, 2017, the balance outstanding on the term loan facility was $18.9 million.

Manildra Credit Facility

In March 2017, Manildra Finco Pty Ltd, our indirect wholly-owned subsidiary and project financing company, entered into a term loan agreement (the “Manildra Credit Facility”) with Société Générale S.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. for borrowings up to AUD 81.7 million ($62.6 million) for costs related to a 49 MW PV solar power plant located in New South Wales, Australia. The credit facility consists of an AUD 75.7 million ($58.0 million) construction loan facility and an additional AUD 6.0 million ($4.6 million) goods and service tax facility (“GST facility”) to fund certain taxes associated with the construction of the associated project. Upon completion of the project’s construction, the construction loan facility will convert to a term loan facility, which matures in March 2022. The GST facility matures in March 2019. The credit facility is secured by pledges of the borrower’s assets, accounts, material project documents, and by the equity interests in the entity. As of June 30, 2017, the balance outstanding on the term loan facility was $17.9 million.

Variable Interest Rate Risk

Certain of our long-term debt agreements bear interest at prime, LIBOR, TIBOR, Bank Bill Swap Bid Rate (“BBSY”), or equivalent variable rates. A disruption of the credit environment, as previously experienced, could negatively impact interbank lending and, therefore, negatively impact these floating rates. An increase in prime, LIBOR, TIBOR, BBSY, or equivalent variable rates would increase the cost of borrowing under our Revolving Credit Facility and various project specific debt financings.

Our long-term debt borrowing rates as of June 30, 2017 were as follows:

Loan Agreement	Borrowing Rate at June 30, 2017
Revolving Credit Facility	3.47%
Luz del Norte Credit Facilities (1)	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
Ishikawa Credit Agreement	Senior loan facility at 6-month TIBOR plus 0.75% (2)
Consumption tax facility at 3-month TIBOR plus 0.5%
Japan Credit Facility	1-month TIBOR plus 0.5%
Tochigi Credit Facility	3-month TIBOR plus 1.0%
Marikal and Mahabubnagar Credit Facilities	Bank rate plus 2.35%
Polepally Credit Facility	Bank rate plus 2.35%
Hindupur Credit Facility	Bank rate plus 1.0%
Manildra Credit Facility	Construction loan facility at 1-month BBSY plus 1.70% (2)
GST facility at 1-month BBSY plus 1.60%
Capital lease obligations	Various

(1)	Outstanding balance comprised of $166.7 million of fixed rate loans and $15.8 million of variable rate loans as of June 30, 2017.

(2)
We have entered into interest rate swap contracts to hedge portions of these variable rates. See Note 9. “Derivative Financial Instruments” to our condensed consolidated financial statements for additional information.

Future Principal Payments

At June 30, 2017, the future principal payments on our long-term debt, excluding payments related to capital leases, were due as follows (in thousands):

Total Debt
Remainder of 2017	$12,477
2018	4,191
2019	10,300
2020	19,306
2021	11,690
Thereafter	276,819
Total long-term debt future principal payments	$334,783

13. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit, bank guarantees, and surety bonds to provide financial and performance assurance to third parties. Prior to the effectiveness of the amendment and restatement as discussed in Note 12. “Debt”, our Revolving Credit Facility provided us with a sub-limit of $500.0 million to issue letters of credit, subject to certain additional limits depending on the currencies of the letters of credit, at a fee based on the applicable margin for Eurocurrency revolving loans and a fronting fee. Following the amendment and restatement, the sub-limit available for the issuance of letters of credit was reduced to $400.0 million. As of June 30, 2017, we had $100.3 million in letters of credit issued under our Revolving Credit Facility, leaving $399.7 million of availability for the issuance of additional letters of credit. The majority of these letters of credit supported our systems business projects. As of June 30, 2017, we also had $1.8 million of bank guarantees and letters of credit under separate agreements that were posted by certain of our foreign subsidiaries, $209.1 million of letters of credit issued under three bilateral facilities, of which $7.5 million was secured with cash, and $148.4 million of surety bonds outstanding primarily for our systems business projects. The available bonding capacity under our surety lines was $634.7 million as of June 30, 2017.

In addition to the commercial commitments noted above, we also have certain commercial letters of credit, also known as letters of undertaking, which have been issued under our Marikal and Mahabubnagar Credit Facilities, Polepally Credit Facility, and Hindupur Credit Facility as discussed in Note 12. “Debt” to our condensed consolidated financial statements. Such commercial letters of credit represent conditional commitments on the part of the issuing financial institution to provide payment to third-party beneficiaries on amounts drawn in accordance with the terms of the individual documents. As part of the financing of the associated systems business projects, we discounted these commercial letters of credit with other financial institutions, whereby we received immediate funding for less than the face value of the letters and the discounting financial institution agreed to draw upon such letters at a future date. At the time of draw, the face value of the commercial letters of credit will be included in the balance outstanding of the respective credit facility. In the periods between the receipt of cash and the subsequent draw on the commercial letters of credit, we accrete the discounted value of the letters to their face value and record such accretion as “Interest expense, net” on our condensed consolidated statement of operations. As of June 30, 2017 and December 31, 2016, we accrued $70.0 million and $26.6 million, respectively, for contingent obligations associated with discounted commercial letters of credit. Such amounts were classified as “Other liabilities” on our condensed consolidated balance sheets to align with the timing in which we expect to settle such obligations as payments under the associated credit facilities.

Product Warranties

When we recognize revenue for module or system sales, we accrue liabilities for the estimated future costs of meeting our limited warranty obligations for both modules and the balance of the systems. We make and revise these estimates based primarily on the number of our solar modules under warranty installed at customer locations, our historical experience with warranty claims, our monitoring of field installation sites, our internal testing of and the expected future performance of our solar modules and BoS components, and our estimated replacement costs. From time to time, we have taken remediation actions with respect to affected modules beyond our limited warranties and we may elect to do so in the future, in which case we would incur additional expenses. Such potential voluntary future remediation actions beyond our limited warranty obligations could be material to our condensed consolidated statements of operations if we commit to any such remediation actions.

Product warranty activities during the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product warranty liability, beginning of period	$253,422	$242,136	$252,408	$231,751
Accruals for new warranties issued	5,270	12,794	10,286	20,696
Settlements	(2,249)	(4,050)	(3,916)	(6,432)
Changes in estimate of product warranty liability	(16,742)	(509)	(19,077)	4,356
Product warranty liability, end of period	$239,701	$250,371	$239,701	$250,371
Current portion of warranty liability	$37,217	$37,926	$37,217	$37,926
Noncurrent portion of warranty liability	$202,484	$212,445	$202,484	$212,445

We estimate our limited product warranty liability for power output and defects in materials and workmanship under normal use and service conditions based on a warranty return rate of approximately 1% to 3% for modules covered under warranty. As of June 30, 2017, a 1% change in the estimated warranty return rate would change our module warranty liability by $70.9 million, and a 1% change in the estimated warranty return rate for BoS components would not have a material impact on the associated warranty liability.

Performance Guarantees

As part of our systems business, we conduct performance testing of a system prior to substantial completion to confirm the system meets its operational and capacity expectations noted in the EPC agreement. In addition, we may provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable year meets or exceeds the modeled energy expectation, after certain adjustments. If there is an underperformance event with regards to these tests, we may incur liquidated damages as a percentage of the EPC contract price. In certain instances, a bonus payment may be received at the end of the applicable test period if the system performs above a specified level. As of June 30, 2017 and December 31, 2016, we accrued $1.7 million and $6.3 million, respectively, of estimated obligations under such arrangements, which were classified as “Other current liabilities” in our condensed consolidated balance sheets.

As part of our O&M service offerings, we typically offer an effective availability guarantee, which stipulates that a system will be available to generate a certain percentage of total possible energy during a specific period after adjusting for factors outside of our control as the service provider, such as weather, curtailment, outages, force majeure, and other conditions that may affect system availability. Effective availability guarantees are only offered as part of our O&M services and terminate at the end of an O&M arrangement. If we fail to meet the contractual threshold for these guarantees, we may incur liquidated damages for certain lost energy under the PPA. Our O&M agreements typically contain provisions limiting our total potential losses under an agreement, including amounts paid for liquidated damages, to a percentage of O&M fees. Many of our O&M agreements also contain provisions whereby we may receive a bonus payment if system availability exceeds a separate threshold. As of June 30, 2017 and December 31, 2016, we did not accrue any estimated obligations under our effective availability guarantees.

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

As applicable, we initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460-10-35-2 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. Changes to any such indemnification liabilities provided are recorded as adjustments to revenue. As of June 30, 2017 and December 31, 2016, we accrued $102.4 million and $100.0 million of current indemnification liabilities, respectively, and $5.5 million and $1.9 million of noncurrent indemnification liabilities, respectively, associated with such tax related indemnifications. As of June 30, 2017, the maximum potential amount of future payments under our tax related indemnifications was $281.8 million, and we held an insurance policy allowing us to recover up to $16.5 million of potential amounts paid under the indemnifications covered by the policy.

Contingent Consideration

As part of our Enki acquisition in October 2016, we agreed to pay additional consideration of up to $7.0 million to the selling shareholders contingent upon the achievement of certain production and module performance milestones. See Note 5. “Business Acquisitions” to our condensed consolidated financial statements for further discussion of this acquisition. As of June 30, 2017, we had recorded $3.5 million of current liabilities for such contingent obligations based on their estimated values. As of June 30, 2017 and December 31, 2016, we had also recorded $3.5 million and $7.0 million of long-term liabilities, respectively, for such contingent obligations based on their estimated fair values.

We continually seek to make additions to our advanced-stage project pipeline by actively developing our early-to-mid-stage project pipeline and by pursuing opportunities to acquire projects at various stages of development. In connection with such project acquisitions, we may agree to pay additional amounts to project sellers upon the achievement of certain milestones, such as obtaining a PPA, obtaining financing, or selling the project to a new owner. We recognize a project acquisition contingent liability when we determine that such a liability is both probable and reasonably estimable, and the carrying amount of the related project asset is correspondingly increased. As of June 30, 2017 and December 31, 2016, we recorded $8.3 million and $19.6 million of current liabilities, respectively, and $2.3 million and $3.5 million of long-term liabilities, respectively, for such contingent obligations. Any future differences between the acquisition-date contingent obligation estimate and the ultimate settlement of the obligation will be recognized primarily as an adjustment to the project asset, as contingent payments are considered direct and incremental to the underlying value of the related project.

Solar Module Collection and Recycling Liability

We voluntarily established a module collection and recycling program to collect and recycle modules sold and covered under such program once the modules reach the end of their useful lives. For customer sales contracts that include modules covered under this program, we agree to pay the costs for the collection and recycling of qualifying solar modules, and the end-users agree to notify us, disassemble their solar power systems, package the solar modules for shipment, and revert ownership rights over the modules back to us at the end of the modules’ service lives. Accordingly, we record our collection and recycling obligations within “Cost of sales” at the time of sale based on the estimated cost to collect and recycle the covered solar modules. During the three and six months ended June 30, 2017 and 2016, substantially all of our modules sold were not covered by our collection and recycling program.

We estimate the cost of our collection and recycling obligations based on the present value of the expected probability-weighted future cost of collecting and recycling the solar modules, which includes estimates for the cost of packaging materials; the cost of freight from the solar module installation sites to a recycling center; material, labor, and capital costs; the scale of recycling centers; and an estimated third-party profit margin and return on risk for collection and recycling services. We base these estimates on (i) our experience collecting and recycling our solar modules, (ii) the expected timing of when our solar modules will be returned for recycling, and (iii) the expected economic conditions at the time the solar modules will be collected and recycled. In the periods between the time of sale and the related settlement of the collection and recycling obligation, we accrete the carrying amount of the associated liability by applying the discount rate used for its initial measurement. We classify accretion as an operating expense within “Selling, general and administrative” expense on our condensed consolidated statements of operations. We periodically review our estimates of expected future recycling costs and may adjust our liability accordingly. Our module collection and recycling liability was $175.0 million and $166.3 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, a 1% increase in the annualized inflation rate used in our estimated future collection and recycling cost per module would increase our liability by $39.5 million, and a 1% decrease in that rate would decrease our liability by $32.5 million.

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

Defendants filed a motion for summary judgment on March 27, 2015. On August 11, 2015, the Arizona District Court granted defendants’ motion in part and denied it in part, and certified an issue for immediate appeal to the Ninth Circuit Court of Appeals (the “Ninth Circuit”). First Solar filed a petition for interlocutory appeal with the Ninth Circuit, and that petition was granted on November 18, 2015. On May 20, 2016, the Pension Schemes moved to vacate the order granting the petition, dismiss the appeal, and stay the merits briefing schedule. On December 13, 2016, the Ninth Circuit denied the Pension Schemes’ motion. Merits briefing on the appeal is now complete and the parties are awaiting oral argument. The Arizona District Court has entered a stay of the proceedings in district court until the appeal is decided. Given the pending appeal, the need for further expert discovery, and the uncertainties of trial, we are not in a position to assess whether any loss or adverse effect on our financial condition is probable or remote or to estimate the range of potential loss, if any.

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

On July 16, 2013, a derivative complaint was filed in the Superior Court of Arizona, Maricopa County, titled Bargar, et al. v. Ahearn, et al., Case No. CV2013-009938, by a putative stockholder against certain current and former directors and officers of the Company. The complaint contains similar allegations to the Delaware and Arizona derivative cases, and includes claims for, among other things, breach of fiduciary duties, insider trading, unjust enrichment, and waste of corporate assets. By court order on October 3, 2013, the Superior Court of Arizona, Maricopa County granted the parties’ stipulation to defer defendants’ response to the complaint pending resolution of the Smilovits class action or expiration of the stay issued in the consolidated derivative actions in the Arizona District Court. On November 5, 2013, the matter was placed on the court’s inactive calendar. The parties have jointly sought and obtained multiple requests to continue the stay in this action. Most recently, on July 6, 2017, the court entered an order continuing the stay until November 30, 2017.

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

14. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2017 and 2016 along with the reportable segment for each category (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Category	Segment	2017	2016	2017	2016
Solar power systems	Both	$340,036	$420,815	$1,092,518	$944,120
EPC services	Both	14,302	392,551	40,434	652,210
Solar modules	Components	228,392	157,465	299,530	212,733
O&M services	Systems	24,964	21,047	49,660	45,037
Module plus	Both	4	20,322	3,311	31,350
Energy generation (1)	Systems	15,628	4,224	29,664	7,042
Net sales		$623,326	$1,016,424	$1,515,117	$1,892,492

(1)	Substantially all energy generated and sold by our PV solar power systems is accounted for under ASC 840 consistent with the classification of the associated PPAs.

In our reportable segment financial disclosures, we include an allocation of net sales value for all solar modules manufactured by our components segment and installed in projects sold or built by our systems segment in the net sales of our components segment. Accordingly, the solar module portion of net sales of solar power systems, EPC services, and module plus arrangements is included in the net sales of our components segment along with solar module sales to third parties. The remaining portion of the net sales of solar power systems, EPC services, and module plus arrangements is included in the net sales of our systems segment along with revenue from O&M services and energy generation.

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

Changes in estimates for sales of systems and EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) module cost forecast changes, (iii) cost related change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect on our condensed consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and six months ended June 30, 2017 and 2016 as well as the number of projects that comprise such changes. For purposes of the following table, we only include projects with changes in estimates that have a net impact on revenue of at least $1.0 million during the periods presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Number of projects	3	11	5	11

Increase (decrease) in revenue from net changes in transaction price (in thousands)	$2,680	$(56,607)	$956	$(48,147)
Increase in revenue from net changes in input cost estimates (in thousands)	3,400	71,876	4,895	117,180
Net increase in revenue from net changes in estimates (in thousands)	$6,080	$15,269	$5,851	$69,033

Net change in estimate as a percentage of aggregate revenue for associated projects	1.3%	0.2%	0.7%	1.1%

The following table reflects the changes in our contract assets, which we classify as “Accounts receivable, unbilled” or “Retainage,” and our contract liabilities, which we classify as “Deferred revenue,” for the six months ended June 30, 2017 (in thousands):

	June 30, 2017	December 31, 2016	Six Month Change
Accounts receivable, unbilled	$341,888	$200,474
Retainage	6,032	6,265
Accounts receivable, unbilled and retainage	$347,920	$206,739	$141,181	68%

Deferred revenue	$31,503	$308,704	$(277,201)	(90)%

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

During the six months ended June 30, 2017, our contract assets increased by $141.2 million primarily due to unbilled receivables associated with the sale of the Switch Station projects in June 2017, partially offset by final billings on the East Pecos project following the completion of substantially all construction activities. During the six months ended June 30, 2017, our contract liabilities decreased by $277.2 million primarily as a result of the completion of the sale of the Moapa project, on which we had received a significant portion of the proceeds in 2016, and revenue recognized from construction on the Helios project following the partial billing of such services in 2016, partially offset by advance payments received on sales of solar modules.

During the six months ended June 30, 2017 and 2016, we recognized revenue of $308.1 million and $87.7 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

The following table represents our remaining performance obligations as of June 30, 2017 for sales of solar power systems, including uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements for partner developed projects that we are constructing or expect to construct. Such table excludes remaining performance obligations for any sales arrangements that had not fully satisfied the criteria to be considered a contract with a customer pursuant to the requirements of ASC 606. We expect to recognize $18.0 million of revenue for such contracts through the later of the substantial completion or the closing dates of the projects.

Project/Location	Project Size in MW AC	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed By	Percentage of Revenue Recognized
Switch Station 1, Nevada	100	Solar power systems	EDF Renewable Energy and JPM Capital Corporation	2017	96%
Switch Station 2, Nevada	79	Solar power systems	EDF Renewable Energy and JPM Capital Corporation	2017	93%
Helios, Honduras	25	EPC	Grupo Terra	2017	98%
Total	204

As of June 30, 2017, we had entered into contracts with customers for the future sale of 1.4 GW DC of solar modules for an aggregate transaction price of $0.6 billion. We expect to recognize such amounts as revenue through 2019 as we transfer control of the modules to customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. As of June 30, 2017, we had also entered into long-term O&M contracts covering approximately 7 GW DC of utility-scale PV solar power systems. We expect to recognize $0.7 billion of revenue during the noncancelable term of these O&M contracts over a weighted-average period of 13.5 years.

As part of our adoption of ASU 2014-09 in the first quarter of 2017, we have elected to use the practical expedient under ASC 606-10-65-1(f)(3), pursuant to which we have excluded disclosures of transaction prices allocated to remaining performance obligations and when we expect to recognize such revenue for all periods prior to the date of initial application of ASU 2014-09.

15. Share-Based Compensation

We measure share-based compensation expense at the grant date based on the fair value of the award and recognize such expense over the required or estimated service period for awards that vest. The following table presents the share-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of sales	$1,404	$2,288	$3,104	$4,643
Research and development	1,460	805	2,589	1,855
Selling, general and administrative	5,475	4,000	9,697	12,073
Production start-up	32	—	32	—
Total share-based compensation expense	$8,371	$7,093	$15,422	$18,571

The following table presents share-based compensation expense by type of award for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted and performance stock units	$8,192	$5,814	$14,210	$17,030
Unrestricted stock	419	419	838	838
Stock purchase plan	34	348	394	694
	8,645	6,581	15,442	18,562
Net amount released from (absorbed into) inventory	(274)	512	(20)	9
Total share-based compensation expense	$8,371	$7,093	$15,422	$18,571

Share-based compensation expense capitalized in inventory was $2.8 million and $2.7 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, we had $51.5 million of unrecognized share-based compensation expense related to unvested restricted and performance stock units, which we expect to recognize over a weighted-average period of approximately 2.0 years. In April 2017, we amended our stock purchase plan to reduce the purchase discount from 15% to 4%, effective for the next six-month offering period. Accordingly, the plan is considered noncompensatory and no longer results in the recognition of share-based compensation expense.

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

16. Income Taxes

Our effective tax rate was (135.6)% and 16.3% for the six months ended June 30, 2017 and 2016, respectively. The decrease in our effective tax rate was primarily driven by a discrete tax benefit associated with the acceptance of our election to classify certain of our German subsidiaries as disregarded entities of First Solar, Inc. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 35.0% primarily due to the aforementioned discrete tax benefit related to the acceptance of our disregarded entity election and the beneficial impact of our Malaysian tax holiday, partially offset by additional tax expense attributable to losses in jurisdictions for which no tax benefit could be recorded.

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

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740. It is reasonably possible that $11.0 million of uncertain tax positions will be recognized within the next 12 months due to the expiration of the statute of limitations associated with such positions.

In May 2017, the U.S. federal income tax authority accepted our election to classify certain of our German subsidiaries as disregarded entities of First Solar, Inc. effective as of January 1, 2017. Accordingly, we recorded a benefit of $42.1 million through the tax provision to establish a deferred tax asset for excess foreign tax credits generated as a result of the associated election.

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

The calculation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic net income (loss) per share
Numerator:
Net income (loss)	$51,963	$(11,415)	$61,092	$184,221
Denominator:
Weighted-average common shares outstanding	104,338	102,287	104,221	102,070

Diluted net income (loss) per share
Denominator:
Weighted-average common shares outstanding	104,338	102,287	104,221	102,070
Effect of restricted and performance stock units and stock purchase plan shares	273	—	290	1,308
Weighted-average shares used in computing diluted net income per share	104,611	102,287	104,511	103,378

Net income (loss) per share:
Basic	$0.50	$(0.11)	$0.59	$1.80
Diluted	$0.50	$(0.11)	$0.58	$1.78

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income (loss) per share for the three and six months ended June 30, 2017 and 2016 as they would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Anti-dilutive shares	245	2,044	291	218

18. Comprehensive Income and Accumulated Other Comprehensive (Loss) Income

Comprehensive income, which includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges was as follows for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Net income (loss)	$51,963	$(11,415)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(4,038)	(2,325)
Unrealized gain on marketable securities and restricted investments, net of tax of $(466) and $(1,783)	4,526	29,631
Less: reclassification for gains included in net income, net of tax of $0 and $0	(3)	(1)
Unrealized gain on marketable securities and restricted investments	4,523	29,630
Unrealized loss on derivative instruments for the period, net of tax of $187 and $(69)	(298)	(1,751)
Less: reclassification for losses included in net income, net of tax of $0 and $0	—	3,991
Unrealized (loss) gain on derivative instruments	(298)	2,240
Other comprehensive income, net of tax	187	29,545
Comprehensive income	$52,150	$18,130

	Six Months Ended June 30,
	2017	2016
Net income	$61,092	$184,221
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	603	3,217
Unrealized (loss) gain on marketable securities and restricted investments, net of tax of $(350) and $(4,079)	(218)	70,497
Less: reclassification for gains included in net income, net of tax of $0 and $2,904	(49)	(34,901)
Unrealized (loss) gain on marketable securities and restricted investments	(267)	35,596
Unrealized (loss) gain on derivative instruments for the period, net of tax of $1,000 and $(59)	(2,452)	5,419
Less: reclassification for gains included in net income, net of tax of $0 and $0	—	(3,073)
Unrealized (loss) gain on derivative instruments	(2,452)	2,346
Other comprehensive (loss) income, net of tax	(2,116)	41,159
Comprehensive income	$58,976	$225,380

The following tables reflect the changes in accumulated other comprehensive (loss) income, net of tax, for the six months ended June 30, 2017 and 2016 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Investments	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2016	$(77,178)	$65,171	$2,100	$(9,907)
Other comprehensive income (loss) before reclassifications	603	(218)	(2,452)	(2,067)
Amounts reclassified from accumulated other comprehensive loss	—	(49)	—	(49)
Net other comprehensive income (loss)	603	(267)	(2,452)	(2,116)
Balance as of June 30, 2017	$(76,575)	$64,904	$(352)	$(12,023)

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Investments	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2015	$(69,769)	$86,884	$(1,635)	$15,480
Other comprehensive income before reclassifications	3,217	70,497	5,419	79,133
Amounts reclassified from accumulated other comprehensive income	—	(34,901)	(3,073)	(37,974)
Net other comprehensive income	3,217	35,596	2,346	41,159
Balance as of June 30, 2016	$(66,552)	$122,480	$711	$56,639

Accumulated Other Comprehensive Income or Loss	Amount Reclassified for the Six Months Ended June 30,		Income Statement Line Item
	2017	2016
Gains on marketable securities and restricted investments:
	$49	$37,805	Other income, net
	—	(2,904)	Tax expense
	$49	$34,901	Total, net of tax
Gains on derivative contracts:
Cross currency swap contract	—	4,896	Foreign currency gain, net
Interest rate and cross currency swap contracts	—	(1,823)	Interest expense, net
	—	3,073	Total before tax
	—	—	Tax expense
	$—	$3,073	Total, net of tax

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

Financial information about our reportable segments during the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Components	Systems	Total	Components	Systems	Total
Net sales	$329,122	$294,204	$623,326	$469,252	$547,172	$1,016,424
Gross profit	57,260	53,633	110,893	113,020	69,031	182,051
Depreciation and amortization expense	17,745	4,550	22,295	47,605	1,874	49,479

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Components	Systems	Total	Components	Systems	Total
Net sales	$629,364	$885,753	$1,515,117	$781,141	$1,111,351	$1,892,492
Gross profit	136,071	59,006	195,077	204,312	255,350	459,662
Depreciation and amortization expense	41,854	8,838	50,692	97,589	4,170	101,759

	June 30, 2017			December 31, 2016
	Components	Systems	Total	Components	Systems	Total
Goodwill	$14,462	$—	$14,462	$14,462	$—	$14,462

Product Revenue

The following table sets forth the total amounts of solar module and solar power system net sales recognized for the three and six months ended June 30, 2017 and 2016. For the purposes of the following table, (i) solar module revenue is composed of revenue from the sale of solar modules to third parties, which does not include any modules sold as part of our PV solar power systems, and (ii) solar power system revenue is composed of revenues from the sale of PV solar power systems and related products and services, including any modules installed in such systems and any revenue generated by such systems (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Solar module revenue	$228,392	$157,465	$299,530	$212,733
Solar power system revenue	394,934	858,959	1,215,587	1,679,759
Net sales	$623,326	$1,016,424	$1,515,117	$1,892,492

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: effects resulting from certain module manufacturing changes and associated restructuring activities; our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties, solar module technology and cost reduction roadmaps, restructuring, product reliability, investments in unconsolidated affiliates, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; the impact of public policies, such as tariffs or other trade remedies imposed on solar cells and modules; our ability to expand manufacturing capacity worldwide; our ability to reduce the costs to construct photovoltaic (“PV”) solar power systems; research and development (“R&D”) programs and our ability to improve the conversion efficiency of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” and the negative or plural of these words, and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the Securities and Exchange Commission (the “SEC”). You should carefully consider the risks and uncertainties described under this section.

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

Certain highlights of our financial results and other key operational developments for three months ended June 30, 2017 include the following:

•
Net sales for the three months ended June 30, 2017 decreased by 39% to $0.6 billion compared to $1.0 billion for the same period in 2016. The decrease in net sales was primarily due to the completion of substantially all construction activities on the Desert Stateline, Kingbird, Butler, Taylor, Astoria, and East Pecos projects in 2016. This decrease in revenue was partially offset by the sale of the Switch Station projects and an increase in the volume of modules sold to third parties.

•
Gross profit for the three months ended June 30, 2017 decreased 0.1 percentage points to 17.8% from 17.9% for the same period in 2016. The decrease in gross profit was primarily driven by a mix of lower gross profit projects sold and under construction during the period, partially offset a reduction in our product warranty liability.

•
As of June 30, 2017, we had 18 installed production lines at our manufacturing facilities in Perrysburg, Ohio and Kulim, Malaysia. We produced 0.5 GW of solar modules during the three months ended June 30, 2017, which represented a 38% decrease from the same period in 2016. The decrease in production was primarily driven by our previously announced plans to ramp down production of our Series 4 modules and transition to Series 6 module manufacturing through 2019. Such transition is expected to include the commencement of operations at our previously announced manufacturing plant in Vietnam. We expect to produce approximately 2.3 GW of solar modules during 2017.

•	During the three months ended June 30, 2017, we ran our remaining manufacturing facilities at 99% capacity utilization, which represented a 1 percentage point decrease from the same period in 2016.

•	The average conversion efficiency of our modules was 16.9% for the three months ended June 30, 2017, which was an improvement of 0.7 percentage points from the three months ended June 30, 2016.

Market Overview

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. In particular, module average selling prices in the United States and several other key markets have experienced an accelerated decline over the past year, and module average selling prices are expected to continue to decline to some degree in the future. In the aggregate, we believe manufacturers of solar cells and modules have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. We believe the solar industry may from time to time experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will put pressure on pricing. We believe the solar industry currently remains in such a period. Additionally, intense competition at the system level may result in an environment in which pricing falls rapidly, thereby further increasing demand for solar energy solutions but constraining the ability for project developers; engineering, procurement, and construction (“EPC”) companies; and vertically-integrated solar companies such as First Solar to sustain meaningful and consistent profitability. In light of such market realities, we are executing our long term strategic plan, under which we are focusing on our competitive strengths. Such strengths include our advanced module and system technologies as well as our vertically-integrated business model that enables us to provide utility-scale PV solar energy solutions to key markets with current electricity needs.

Worldwide solar markets continue to develop, in part aided by demand elasticity resulting from declining industry average selling prices, both at the module and system level, which make solar power more affordable. We are developing, constructing, or operating multiple solar projects around the world, many of which are among the largest in their regions. We continue to execute on our advanced-stage utility-scale project pipeline and expect a substantial portion of our consolidated net sales, operating income, and cash flows through 2019 to be derived from these projects. We also continue to develop our early-to-mid-stage project pipeline and evaluate acquisitions of projects to further expand both our early-to-mid-stage and advanced-stage project pipelines. See the tables under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Systems Project Pipeline” for additional information about these and other projects within our systems business advanced-stage project pipeline.

Lower industry module and system pricing, while currently challenging for certain solar manufacturers (particularly manufacturers with higher cost structures), is expected to continue to contribute to diversification in global electricity generation and further demand for solar energy solutions. Over time, declining average selling prices are consistent with the erosion of one of the primary historical constraints to widespread solar market penetration, its affordability. In the near term, however, declining average selling prices are expected to adversely affect our results of operations relative to prior years. If competitors reduce pricing to levels below their costs, bid aggressively low prices for module sale agreements, EPC agreements, or power purchase agreements (“PPAs”), or are able to operate at minimal or negative operating margins for sustained periods of time, our results of operations could be further adversely affected. In certain markets in California and elsewhere, an oversupply imbalance at the grid level may further contribute to reduced short-to-medium term demand for new solar installations relative to prior years, lower PPA pricing, and lower margins on module and system sales to such markets. We continue to mitigate these uncertainties in part by executing on our module technology improvements, including our transition to Series 6 module manufacturing, continuing the development of key markets, and implementing certain other cost reduction initiatives, including both manufacturing and balance of systems (“BoS”) costs.

We face intense competition from manufacturers of crystalline silicon solar modules and developers of PV solar power systems. Solar module manufacturers compete with one another on price and on several module value attributes, including conversion efficiency, energy yield, and reliability, and, with respect to PV solar power systems, net present value, return on equity, and levelized cost of electricity (“LCOE”), meaning the net present value of total life cycle costs of a system divided by the quantity of energy that is expected to be produced over the system’s life. As noted above, competition on the basis of selling price per watt has intensified over the past year, resulting in sharp declines in module average selling prices in several key markets. In addition, we believe crystalline silicon cell and wafer manufacturers have begun transitioning from lower efficiency Back Surface Field (“BSF”) multi-crystalline cells (the legacy technology against which we generally compete in our markets) to higher efficiency Passivated Emitter Rear Contact (“PERC”) multi-crystalline and mono-crystalline cells at potentially competitive cost structures.

We believe we are among the lowest cost PV module manufacturers in the solar industry on a module cost per watt basis, based on publicly available information. This cost competitiveness is reflected in the price at which we sell our modules and fully integrated PV solar power systems and enables our systems to compete favorably. Our cost competitiveness is based in large part on our module conversion efficiency, proprietary manufacturing technology (which enables us to produce a cadmium telluride (“CdTe”) module in less than 3.5 hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), and our operational excellence. In addition, our CdTe modules use approximately 1-2% of the amount of semiconductor material that is used to manufacture traditional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels. Polysilicon costs have had periods of decline over the past several years, and polysilicon consumption per cell has been reduced through various initiatives, such as the adoption of diamond wafer saw technology, contributing to a decline in our relative manufacturing cost competitiveness over traditional crystalline silicon module manufacturers.

Given the smaller size (sometimes referred to as form factor) of our current Series 4 CdTe modules compared to certain types of crystalline silicon modules, we may incur higher labor and BoS costs associated with the construction of systems using our Series 4 modules. Thus, to compete effectively on a LCOE basis, our Series 4 modules may need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules with larger form factors. We recently introduced our next generation Series 6 module technology, which is expected to enable the production of modules with a larger form factor along with better product attributes and a lower manufacturing cost structure. Accordingly, the larger form factor of our Series 6 modules is expected to reduce the number of electrical connections and hardware required for system installation. The resulting labor and material savings are expected to represent a significant improvement compared to current technologies and a substantial reduction in total installed costs resulting in improved project returns as BoS costs represent a significant portion of the costs associated with the construction of a typical utility-scale system.

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

While our modules and PV solar power systems are generally competitive in cost, reliability, and performance attributes, there can be no guarantee such competitiveness will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in additional margin compression, further declines in the average selling prices of our modules and systems, erosion in our market share for modules and systems, and/or declines in overall net sales. We continue to focus on enhancing the competitiveness of our solar modules and PV solar power systems by accelerating progress along our module technology and cost reduction roadmaps, continuing to make technological advances at the system level, using innovative installation techniques and know-how, and leveraging volume procurement around standardized hardware platforms.

Certain Trends and Uncertainties

We believe that our operations may be favorably or unfavorably impacted by the following trends and uncertainties that may affect our financial condition and results of operations. See Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 and Item 1A. of this Quarterly Report on Form 10-Q for discussion of other risks (the “Risk Factors”) that may affect our financial condition and results of operations.

Long-Term Strategic Plan

Our long-term strategic plan is a long-term roadmap to achieve our technology, growth, and cost leadership objectives. In executing our long-term strategic plan, we are focusing on providing utility-scale PV solar energy solutions using our modules in key geographic markets that we believe have a compelling need for mass-scale PV electricity, including markets throughout the Americas, the Asia-Pacific region, and the Middle East. As part of our long-term strategic plan, we are focusing on opportunities in which our PV solar energy solutions can compete directly with fossil fuel offerings on an LCOE or similar basis, or complement such fossil fuel electricity offerings. Such focus on our core module and utility-scale offerings exists within a current market environment that includes rooftop and distributed generation solar, particularly in the United States. While it is unclear how rooftop and distributed generation solar might impact our core utility-scale offerings in the next several years, we believe that utility-scale solar will continue to be a compelling solar offering for companies with technology and cost leadership and will continue to represent an increasing portion of the overall electricity generation mix.

We are closely evaluating and managing the appropriate level of resources required as we pursue the most advantageous and cost effective projects and partnerships in our target markets. We have dedicated, and intend to continue to dedicate, significant capital and human resources to reduce the total installed cost of PV solar energy, to optimize the design and logistics around our PV solar energy solutions, and to ensure that our solutions integrate well into the overall electricity ecosystem of each specific market. We expect that, over time, the majority of our consolidated net sales, operating income, and cash flows will come from solar offerings in the key geographic markets described above. The timing, execution, and financial impacts of our long term strategic plan are subject to risks and uncertainties, as described in the Risk Factors. We are focusing our resources on those markets and energy applications in which solar power can be a least-cost, best-fit energy solution, particularly in regions with high solar resources, significant current or projected electricity demand, and/or relatively high existing electricity prices.

In order to create or maintain a market position in certain strategically targeted markets, our offerings from time to time may need to be competitively priced at levels associated with minimal gross profit margins, which may adversely affect our results of operations. We expect the profitability associated with our various sales offerings to vary from one another over time, and possibly vary from our internal long-range profitability expectations and targets, depending on the market opportunity and the relative competitiveness of our offerings compared with other energy solutions, fossil fuel-based or otherwise, that are available to potential customers. In addition, as we execute on our long term strategic plan, we will continue to monitor and adapt to any changing dynamics in the market set of potential buyers of solar project assets. Market environments with few potential project buyers and a higher cost of capital would generally exert downward pressure on the potential revenue from the solar projects we are developing, whereas, conversely, market environments with many potential project buyers and a lower cost of capital would likely have a favorable impact on the potential revenue from such solar projects.

From time to time, we may temporarily own and operate certain PV solar power systems, often with the intention to sell at a later date. We may also elect to construct and temporarily retain ownership interests in systems for which there is no PPA with an off-taker, such as a utility, but rather an intent to sell the electricity produced by the system on an open contract basis until the system is sold. Expected revenue from projects without a PPA may be subject to greater variability and uncertainty based on market factors compared to projects with a PPA. Additionally, our joint ventures and other business arrangements with strategic partners have and may in the future result in us temporarily retaining a noncontrolling ownership interest in the underlying systems projects we develop, supply modules to, or construct potentially for a period of up to several years. In each of the above mentioned examples, we may retain such ownership interests in a consolidated or unconsolidated separate entity.

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

8point3 Energy Partners LP

In June 2015, 8point3 Energy Partners LP (the “Partnership”), a limited partnership formed by First Solar and SunPower Corporation (the “Sponsors”), completed its initial public offering (the “IPO”). As part of the IPO, we contributed interests in various projects to a subsidiary of the Partnership in exchange for an ownership interest in the entity. Since the formation of the Partnership, we and SunPower have, from time to time, continued to sell interests in solar projects to the Partnership, which owns and operates a portfolio of solar energy generation projects. In April 2017, we announced that we were reviewing alternatives for the sale of our interests in the Partnership. For additional information on the Partnership, see the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 and “Note 11. Investments in Unconsolidated Affiliates and Joint Ventures – 8point3 Energy Partners LP” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Systems Project Pipeline

The following tables summarize, as of July 27, 2017, our approximately 1.8 GW systems business advanced-stage project pipeline. The actual volume of modules installed in our projects will be greater than the project size in MW AC as module volumes required for a project are based upon MW DC, which will be greater than the MW AC size pursuant to a DC-AC ratio typically ranging from 1.2 to 1.3. Such ratio varies across different projects due to various system design factors. Projects are removed from our advanced-stage project pipeline tables below once we have substantially completed construction and after substantially all revenue has been recognized. Projects, or portions of projects, may also be removed from the tables below in the event an EPC-contracted or partner-developed project does not obtain permitting or financing, an unsold or uncontracted project is not sold or contracted due to the changing economics of the project or other factors, or we decide to temporarily own and operate, or retain interests in, such projects based on strategic opportunities or market factors.

Projects Sold/Under Contract
(Includes uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements, including partner developed projects that we will be or are constructing.)

Project/Location	Project Size in MW AC	PPA Contracted Partner	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed By	Percentage of Revenue Recognized as of June 30, 2017
Switch Station 1, Nevada	100	Nevada Power Company	(1)	2017	96%
Switch Station 2, Nevada	79	(2)	(1)	2017	93%
Cuyama, California	40	PG&E	(3)	2017	—%
Helios, Honduras	25	ENEE (4)	Grupo Terra	2017	98%
Total	244

Projects with Executed PPA Not Sold/Not Contracted

Project/Location	Project Size in MW AC	Fully Permitted	PPA Contracted Partner	Expected or Actual Substantial Completion Year	Percentage Complete as of June 30, 2017
California Flats, California	280	No	PG&E / Apple (5)	2018	66%
India (multiple locations)	230	No	(6)	2016/2017	85%
Rosamond, California	150	Yes	SCE	2018	15%
Sun Streams, Arizona	150	Yes	SCE	2019	5%
Luz del Norte, Chile	141	Yes	(7)	2016	100%
American Kings Solar, California	126	No	SCE	2020	16%
Willow Springs, California	100	Yes	SCE	2018	21%
Sunshine Valley, Nevada	100	Yes	SCE	2019	3%
Ishikawa, Japan	59	Yes	Hokuriku Electric Power Company	2018	35%
Manildra, Australia	49	Yes	EnergyAustralia	2018	15%
Japan (multiple locations)	41	No	Tokyo Electric Power Company	2019/2020	9%
Little Bear, California	40	No	Marin Clean Energy (8)	2020	5%
Miyagi, Japan	40	No	Tohoku Electric Power Company	2018/2019	10%
Total	1,506

(1)	EDF Renewable Energy, Inc. and JPM Capital Corporation

(2)	Nevada Power Company and Sierra Pacific Power Company

(3)	Contracted but not specified

(4)	ENEE is defined as Empresa Nacional de Energía Eléctrica

(5)	PG&E 150 MW AC and Apple Energy, LLC 130 MW AC

(6)
Southern Power Distribution Company of Telangana State Ltd – 110 MW AC; Andhra Pradesh Southern Power Distribution Company Ltd – 80 MW AC; Gulbarga Electricity Supply Co. – 20 MW AC; and Chamundeshwari Electricity Supply Co. – 20 MW AC

(7)	PPAs executed for approximately 70 MW AC of capacity; remaining electricity to be sold on an open contract basis

(8)	Expandable to 160 MW AC, subject to satisfaction of certain PPA contract conditions

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.2%	82.1%	87.1%	75.7%
Gross profit	17.8%	17.9%	12.9%	24.3%
Research and development	3.4%	3.2%	2.9%	3.3%
Selling, general and administrative	7.9%	6.3%	6.4%	6.9%
Production start-up	1.3%	—%	0.6%	—%
Restructuring and asset impairments	2.9%	8.4%	2.5%	4.5%
Operating income (loss)	2.2%	—%	0.4%	9.5%
Foreign currency loss, net	(0.4)%	(0.3)%	(0.1)%	(0.3)%
Interest income	1.2%	0.6%	0.9%	0.7%
Interest expense, net	(1.0)%	(0.7)%	(1.0)%	(0.6)%
Other (loss) income, net	(0.4)%	0.7%	1.5%	2.2%
Income tax benefit (expense)	6.4%	(0.7)%	2.3%	(1.9)%
Equity in earnings of unconsolidated affiliates, net of tax	0.3%	(0.7)%	0.1%	0.1%
Net income (loss)	8.3%	(1.1)%	4.0%	9.7%

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

Product Revenue

The following table sets forth the total amounts of solar module and solar power system net sales for the three and six months ended June 30, 2017 and 2016. For the purpose of the following table, (i) solar module revenue is composed of revenue from the sale of solar modules to third parties, which does not include any modules sold as part of our PV solar power systems, and (ii) solar power system revenue is composed of revenue from the sale of PV solar power systems and related products and services, including any modules installed in such systems and any revenue generated by such systems:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Three Month Change		2017	2016	Six Month Change
Solar module revenue	$228,392	$157,465	$70,927	45%	$299,530	$212,733	$86,797	41%
Solar power system revenue	394,934	858,959	(464,025)	(54)%	1,215,587	1,679,759	(464,172)	(28)%
Net sales	$623,326	$1,016,424	$(393,098)	(39)%	$1,515,117	$1,892,492	$(377,375)	(20)%

Solar module revenue increased $70.9 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily as a result of a 110% increase in the volume of watts sold, partially offset by a 31% decrease in the average selling price per watt. Solar power system revenue decreased $464.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to the completion of substantially all construction activities on the Desert Stateline, Kingbird, Butler, Taylor, Astoria, and East Pecos projects in 2016, partially offset by the sale of the Switch Station projects.

Solar module revenue increased $86.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily as a result of a 99% increase in the volume of watts sold, partially offset by a 29% decrease in the average selling price per watt. Solar power system revenue decreased $464.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the completion of substantially all construction activities on the Desert Stateline, Silver State South, Taylor, McCoy, Kingbird, Butler, and Astoria projects in 2016, partially offset by the sales of the Moapa and Switch Station projects.

Three and Six Months Ended June 30, 2017 and 2016

Net sales

Components Business

We generally price and sell our solar modules per watt of nameplate power. During the three and six months ended June 30, 2017, we sold the majority of our solar modules to integrators and operators of systems in the United States, India, and Turkey. Other than the modules sold to such third parties, net sales for our components business also included modules installed in our PV solar power systems described below under “Net Sales – Systems Business.”

From time to time, we enter into module sales agreements with customers worldwide for specific projects or volumes of modules. Such agreements are generally short-term in nature. During the three and six months ended June 30, 2017 and 2016, substantially all of our components business net sales, excluding modules installed in our systems, were denominated in U.S. dollars.

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

The following table shows net sales by reportable segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Three Month Change		2017	2016	Six Month Change
Components	$329,122	$469,252	$(140,130)	(30)%	$629,364	$781,141	$(151,777)	(19)%
Systems	294,204	547,172	(252,968)	(46)%	885,753	1,111,351	(225,598)	(20)%
Net sales	$623,326	$1,016,424	$(393,098)	(39)%	$1,515,117	$1,892,492	$(377,375)	(20)%

Net sales from our components segment, which includes solar modules used in our systems projects, decreased $140.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to a 35% decrease in the average selling price per watt, partially offset by a 7% increase in the volume of watts sold. Net sales from our systems segment, which excludes solar modules used in our systems projects, decreased $253.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to the completion of substantially all construction activities on the Desert Stateline, Kingbird, Butler, Taylor, Astoria, and East Pecos projects in 2016. This decrease in revenue was partially offset by the sale of the Switch Station projects.

Net sales from our components segment, which includes solar modules used in our systems projects, decreased $151.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to a 25% decrease in the average selling price per watt, partially offset by an 8% increase in the volume of watts sold. Net sales from our systems segment, which excludes solar modules used in our systems projects, decreased $225.6 million for the six months ended June 30, 2016 primarily as a result of the completion of substantially all construction activities on the Desert Stateline, Silver State South, Taylor, McCoy, Kingbird, Butler, and Astoria projects in 2016, partially offset by the sales of the Moapa and Switch Station projects.

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

The following table shows cost of sales by reportable segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Three Month Change		2017	2016	Six Month Change
Components	$271,862	$356,232	$(84,370)	(24)%	$493,293	$576,829	$(83,536)	(14)%
Systems	240,571	478,141	(237,570)	(50)%	826,747	856,001	(29,254)	(3)%
Total cost of sales	$512,433	$834,373	$(321,940)	(39)%	$1,320,040	$1,432,830	$(112,790)	(8)%
% of net sales	82.2%	82.1%			87.1%	75.7%

Our cost of sales decreased $321.9 million, or 39%, and increased 0.1 percentage points as a percent of net sales for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in cost of sales was primarily driven by a $237.6 million decrease in our systems segment cost of sales primarily due to the lower volume of projects sold or under construction during the period and a mix of lower gross profit projects. The decrease in cost of sales was also driven by an $84.4 million decrease in our components segment cost of sales primarily as a result of continued reductions in the cost per watt of our solar modules, which decreased cost of sales by $83.2 million, a reduction in our product warranty liability of $12.5 million due to lower legacy module replacement costs, and lower inventory write-downs of $10.2 million, partially offset by higher costs of $24.8 million from the increased volume of modules sold directly to third parties.

Our cost of sales decreased $112.8 million, or 8%, and increased 11.4 percentage points as a percent of net sales for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in cost of sales was primarily driven by an $83.5 million decrease in our components segment cost of sales primarily as a result of continued cost reductions in the cost per watt of our solar modules, which decreased cost of sales by $97.7 million, lower inventory write-downs of $13.2 million, and the $12.5 million reduction in our product warranty liability described above, partially offset by higher costs of $44.1 million from the increased volume of modules sold directly to third parties. The decrease in cost of sales was also driven by a $29.3 million decrease in our systems segment cost of sales primarily due to the lower volume of projects sold or under construction during the period and a mix of lower gross profit projects.

Gross profit

Gross profit may be affected by numerous factors, including the selling prices of our modules and systems, our manufacturing costs, BoS costs, project development costs, the capacity utilization of our manufacturing facilities, and foreign exchange rates. Gross profit may also be affected by the mix of net sales generated by our components and systems businesses.

The following table shows gross profit for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Three Month Change		2017	2016	Six Month Change
Gross profit	$110,893	$182,051	$(71,158)	(39)%	$195,077	$459,662	$(264,585)	(58)%
% of net sales	17.8%	17.9%			12.9%	24.3%

Gross profit decreased 0.1 percentage points to 17.8% during the three months ended June 30, 2017 from 17.9% during the three months ended June 30, 2016 primarily due to a mix of lower gross profit projects sold and under construction during the period, partially offset by a reduction in our product warranty liability. Gross profit decreased 11.4 percentage points to 12.9% during the six months ended June 30, 2017 from 24.3% during the six months ended June 30, 2016 primarily as a result of the mix of lower gross profit projects sold and under construction during the period, partially offset by higher gross margins on modules sold to third parties.

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

The following table shows research and development expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Three Month Change		2017	2016	Six Month Change
Research and development	$21,341	$32,931	$(11,590)	(35)%	$44,140	$63,118	$(18,978)	(30)%
% of net sales	3.4%	3.2%			2.9%	3.3%

The decrease in research and development expense for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was primarily due to lower costs for third-party contracted services, reduced material and module testing costs, and lower employee compensation expense stemming from reductions to our R&D headcount as part of the restructuring activities further described in Note 4. “Restructuring and Asset Impairments” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the three months ended June 30, 2017, the average conversion efficiency of our CdTe solar modules produced was 16.9% compared to 16.2% for the three months ended June 30, 2016. During the six months ended June 30, 2017, the average conversion efficiency of our CdTe solar modules produced was 16.7% compared to 16.2% for the six months ended June 30, 2016.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expenses, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Three Month Change		2017	2016	Six Month Change
Selling, general and administrative	$48,957	$63,776	$(14,819)	(23)%	$97,156	$131,279	$(34,123)	(26)%
% of net sales	7.9%	6.3%			6.4%	6.9%

Selling, general and administrative expense for the three months ended June 30, 2017 decreased compared to the three months ended June 30, 2016 primarily due to lower business development expense and lower infrastructure related expenses. Selling, general and administrative expense for the six months ended June 30, 2017 decreased compared to the six months ended June 30, 2016 primarily as a result of lower employee compensation expense due to the various restructuring activities described in Note 4. “Restructuring and Asset Impairments” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, lower business development expense, and lower infrastructure related expenses.

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

The following table shows production start-up expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Three Month Change		2017	2016	Six Month Change
Production start-up	$8,381	$55	$8,326	>100%	$9,531	$55	$9,476	>100%
% of net sales	1.3%	—%			0.6%	—%

During the three and six months ended June 30, 2017, we incurred certain production start-up expense for the transition to Series 6 module manufacturing at our facilities in Perrysburg, Ohio and Kulim, Malaysia.

Restructuring and asset impairments

Restructuring and asset impairments consists of expenses incurred related to material restructuring initiatives and includes any associated asset impairments, costs for employee termination benefits, costs for contract terminations and penalties, and other restructuring related costs. Such restructuring initiatives are generally intended to align the organization with then current business conditions and to reduce costs.

The following table shows restructuring and asset impairments for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Three Month Change		2017	2016	Six Month Change
Restructuring and asset impairments	$18,286	$85,532	$(67,246)	(79)%	$38,317	$85,532	$(47,215)	(55)%
% of net sales	2.9%	8.4%			2.5%	4.5%

During the three and six months ended June 30, 2017 we incurred $18.3 million and $38.3 million, respectively, of restructuring and asset impairment charges associated with our transition to Series 6 module manufacturing. Such charges included net losses on the disposition of previously impaired Series 4 and Series 5 manufacturing equipment, severance benefits to terminated employees, and net miscellaneous charges, primarily related to contract terminations, the write-off of operating supplies, and other Series 4 manufacturing exit costs. See Note 4. “Restructuring and Asset Impairments” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information. We expect to incur up to $15 million of additional charges in 2017 as we continue the transition to Series 6 module manufacturing.

During the three and six months ended June 30, 2016, we incurred $85.5 million of restructuring and asset impairment charges primarily related to our decision to end our crystalline silicon module production. These charges included impairments of certain crystalline silicon module manufacturing equipment, impairments of developed technology intangible assets for our crystalline silicon module technology, impairments of goodwill from the disposal of our crystalline silicon components reporting unit, and other miscellaneous charges. See Note 4. “Restructuring and Asset Impairments” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Foreign currency loss, net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency gain (loss), net for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Three Month Change		2017	2016	Six Month Change
Foreign currency loss, net	$(2,444)	$(2,723)	$279	(10)%	$(2,198)	$(5,963)	$3,765	(63)%

Foreign currency loss, net for the three months ended June 30, 2017 was consistent with the three months ended June 30, 2016. Foreign currency loss, net for the six months ended June 30, 2017 decreased compared to the six months ended June 30, 2016 primarily due to the weakening of the U.S. dollar relative to certain foreign currencies, differences between our economic hedge positions and the underlying exposures, and hedging activities related to our subsidiaries in India.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, and restricted cash and investments. Interest income also includes interest earned from notes receivable and late customer payments.

The following table shows interest income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Three Month Change		2017	2016	Six Month Change
Interest income	$7,555	$6,529	$1,026	16%	$13,972	$12,935	$1,037	8%

Interest income for the three and six months ended June 30, 2017 was consistent with the three and six months ended June 30, 2016.

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

The following table shows interest expense, net for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Three Month Change		2017	2016	Six Month Change
Interest expense, net	$(6,374)	$(7,151)	$777	(11)%	$(15,543)	$(11,793)	$(3,750)	32%

Interest expense, net of amounts capitalized, for the three months ended June 30, 2017 was consistent with the three months ended June 30, 2016. Interest expense, net of amounts capitalized, for the six months ended June 30, 2017 increased compared to the six months ended June 30, 2016 primarily due to changes in the fair value of interest rate swap contracts that do not qualify for hedge accounting and higher levels of project specific debt financings, partially offset by lower interest expense associated with certain Malaysian credit facilities that were fully repaid in 2016.

Other (loss) income, net

Other (loss) income, net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and cost method investments.

The following table shows other (loss) income, net for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Three Month Change		2017	2016	Six Month Change
Other (loss) income, net	$(2,699)	$6,753	$(9,452)	(140)%	$23,162	$42,306	$(19,144)	(45)%

Other (loss) income, net decreased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to a $7.4 million reversal in June 2016 of the outstanding contingent consideration associated with our TetraSun acquisition as a result of our executive management’s decision to end production of our crystalline silicon modules. Other (loss) income, net decreased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to realized gains of $37.8 million in early 2016 from the sale of certain restricted investments as part of an effort to align the currencies of the investments with those of the corresponding collection and recycling liabilities, partially offset by a $26.8 million settlement from the resolution of an outstanding matter with a former customer in early 2017.

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

The following table shows consolidated income tax expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Three Month Change		2017	2016	Six Month Change
Income tax benefit (expense)	$40,028	$(7,288)	$47,316	649%	$34,349	$(35,319)	$69,668	197%
Effective tax rate	(401.6)%	230.3%			(135.6)%	16.3%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period. Income tax benefit increased by $47.3 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to a $42.1 million discrete tax benefit associated with the acceptance of our election to classify certain of our German subsidiaries as disregarded entities of First Solar, Inc. Income tax benefit increased by $69.7 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the discrete tax benefit mentioned above and lower pretax income.

Equity in earnings of unconsolidated affiliates, net of tax

Equity in earnings of unconsolidated affiliates, net of tax represents our proportionate share of the earnings or losses of unconsolidated affiliates with whom we have made equity method investments.

The following table shows equity in earnings of unconsolidated affiliates, net of tax for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Three Month Change		2017	2016	Six Month Change
Equity in earnings of unconsolidated affiliates, net of tax	$1,969	$(7,292)	$9,261	127%	$1,417	$2,377	$(960)	(40)%

Equity in earnings of unconsolidated affiliates, net of tax for the three months ended June 30, 2017 increased compared to the three months ended June 30, 2016 primarily due to the deferral of certain profit on the sale of the Stateline project during the three months ended June 30, 2016, partially offset by lower equity in earnings of 8point3 Operating Company, LLC during the three months ended June 30, 2017 relative to the same period in the prior year. Equity in earnings of unconsolidated affiliates, net of tax for the six months ended June 30, 2017 was consistent with the six months ended June 30, 2016.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe that the judgments and estimates involved in over time revenue recognition, accrued solar module collection and recycling, product warranties, performance guarantees, indemnifications, accounting for income taxes, long-lived asset impairments, and testing goodwill for impairment have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

For a description of our critical accounting policies and estimates affecting revenue recognition, see Note 2. “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For a description of other critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. With the exception of the changes to our revenue recognition policies referenced above, there have been no material changes to our critical accounting policies during the six months ended June 30, 2017.

Recent Accounting Pronouncements

See Note 3. “Recent Accounting Pronouncements” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of June 30, 2017, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, advanced-stage project pipeline, availability under our senior secured revolving credit facility considering minimum liquidity covenant requirements, and access to the capital markets will be sufficient to meet our working capital, systems project investment, and capital expenditure needs for at least the next 12 months. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally.

We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, capital expenditures, and strategic discretionary spending. In the future, we may also engage in additional debt or equity financings, including project specific debt financings. We believe that when necessary, we will have adequate access to the capital markets, although our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to industry-wide or company-specific concerns. Such financings could result in increased debt service expenses, dilution to our existing stockholders, or restrictive covenants which require us to maintain certain financial conditions. As of June 30, 2017, we were in compliance with the covenants for all of our long-term debt facilities.

As of June 30, 2017, we had $2.2 billion in cash, cash equivalents, and marketable securities compared to $2.0 billion as of December 31, 2016. Cash, cash equivalents, and marketable securities as of June 30, 2017 increased primarily from the sale of the Moapa project and proceeds from borrowings under project specific debt financings, partially offset by purchases of property, plant and equipment. As of June 30, 2017 and December 31, 2016, $1.2 billion of our cash, cash equivalents, and marketable securities was held by foreign subsidiaries and was generally based in U.S. dollar, Japanese yen, Euro, and Malaysian ringgit denominated holdings.

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

Our systems business requires significant liquidity and is expected to continue to have significant liquidity requirements in the future. The net amount of our project assets and related portion of deferred revenue, which approximates our net capital investment in the development and construction of systems projects, was $0.8 billion as of June 30, 2017. Solar power project development and construction cycles, which span the time between the identification of a site location and the commercial operation of a system, vary substantially and can take many years to mature. As a result of these long project cycles and strategic decisions to finance the construction of certain projects using our working capital, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such projects. Delays in construction progress or in completing the sale of our systems projects that we are self-financing may also impact our liquidity. We have historically financed these up-front systems project investments primarily using working capital. In certain circumstances, we may need to finance construction costs exclusively using working capital, if project financing becomes unavailable due to market-wide, regional, or other concerns.

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

Additionally, we may elect to retain an ownership interest in certain systems projects after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a systems project at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of PV solar power system ownership, we may instead elect to temporarily own and operate such systems until we can sell the systems on economically attractive terms. The decision to retain ownership of a system impacts liquidity depending upon the size and cost of the project. As of June 30, 2017, we had $461.6 million of net PV solar power systems that had been placed in service, primarily in international markets. We may elect to enter into temporary or long-term project financing to reduce the impact on our liquidity and working capital with regards to such projects and systems. We may also consider entering into tax equity or other arrangements with respect to ownership interests in certain of our projects, which could cause a portion of the economics of such projects to be realized over time.

The following additional considerations have impacted or may impact our liquidity for the remainder of 2017 and beyond:

•
The balance of our solar module inventories and BoS parts was $329.5 million as of June 30, 2017. As we continue with the construction of our advanced-stage project pipeline, we must produce solar modules and procure BoS parts in the required volumes to support our planned construction schedules. As part of this construction cycle, we typically must manufacture modules or acquire the necessary BoS parts for construction activities in advance of receiving payment for such materials, which may temporarily reduce our liquidity. Once solar modules and BoS parts are installed in a project, such installed amounts are classified as either project assets, PV solar power systems, or cost of sales depending upon whether the project is subject to a definitive sales contract and whether other revenue recognition criteria have been met. We also produce significant volumes of modules for sale directly to integrators and operators of PV solar power systems. Such sales may require us to carry inventories at levels sufficient to satisfy the demand of our customers and the needs of their utility-scale projects, which may also temporarily reduce our liquidity.

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

•
We expect to make significant capital investments through 2019 as we transition our production to Series 6 module technology and purchase the related manufacturing equipment and infrastructure. Such investments include the commencement of operations at our previously announced manufacturing plant in Vietnam. We expect the aggregate capital investment for Series 6 related programs to be approximately $1.1 billion, which is expected to provide an annual Series 6 manufacturing capacity of approximately 4 GW. During the remainder of 2017, we expect to spend $200 million to $300 million for capital expenditures, the majority of which is associated with the Series 6 transition. We believe these capital expenditures will increase our aggregate manufacturing capacity, increase our solar module conversion efficiencies, reduce our manufacturing costs, and reduce the overall cost of systems using our modules.

Cash Flows

The following table summarizes the key cash flow metrics for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$325,340	$22,550
Net cash used in investing activities	(326,442)	(184,412)
Net cash provided by (used in) financing activities	136,918	(88,523)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,072	5,269
Net increase (decrease) in cash, cash equivalents and restricted cash	$138,888	$(245,116)

Operating Activities

The increase in net cash provided by operating activities was primarily driven by the sale of the Moapa project during the six months ended June 30, 2017, partially offset by expenditures for the construction of certain project assets.

Investing Activities

The increase in net cash used in investing activities was primarily due to an increase in purchases of property, plant and equipment driven by our transition to Series 6 module manufacturing and net purchases of marketable securities and restricted investments of $111.5 million during the six months ended June 30, 2017 compared to $46.3 million during the same period in 2016.

Financing Activities

The increase in net cash provided by financing activities was primarily the result of higher proceeds from borrowings under our long-term debt arrangements associated with the construction of certain projects in Japan, India, and Australia, proceeds from the discounting of commercial letters of credit for the construction of certain projects in India, and lower repayments of long-term debt.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we have no off-balance sheet debt or similar obligations, other than financial assurance related instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt. See Note 13. “Commitments and Contingencies” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information about our financial assurance related instruments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2017.

CEO and CFO Certifications

We have attached as exhibits to this Quarterly Report on Form 10-Q the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Exchange Act. We recommend that this Item 4. be read in conjunction with those certifications for a more complete understanding of the subject matter presented.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition, results of operations, or cash flows. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, or cash flows. Except for the updated risk factor appearing below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

The reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or other adverse public policies, such as tariffs or other trade remedies imposed on solar cells and modules, could negatively impact demand and/or price levels for our solar modules and systems and limit our growth or lead to a reduction in our net sales, thereby adversely impacting our operating results.

Although we believe that solar energy will experience widespread adoption in those applications where it competes economically with traditional forms of energy without any support programs, in certain markets our net sales and profit remain subject to variability based on the availability and size of government subsidies and economic incentives. Federal, state, and local governmental bodies in many countries have provided subsidies in the form of feed-in-tariffs, rebates, tax incentives, and other incentives to end-users, distributors, system integrators, and manufacturers of PV solar products. Many of these support programs expire, phase out over time, require renewal by the applicable authority, or may be amended. A summary of certain recent developments in the major government support programs that may impact our business appears under Part I, Item 1. “Business – Support Programs” in our Annual Report on Form 10-K for the year ended December 31, 2016. To the extent these support programs are reduced earlier than previously expected or are changed retroactively, or free-field or conversion land applications are disadvantaged, such changes could reduce demand and/or price levels for our solar modules and systems, lead to a reduction in our net sales, and adversely impact our operating results. Another consideration in the U.S. market, and to a lesser extent in other global markets, is the effect of governmental land-use planning policies and environmental policies on utility-scale PV solar development. The adoption of restrictive land-use designations or environmental regulations that proscribe or restrict the siting of utility-scale solar facilities could adversely affect the marginal cost of such development.

In addition, policies of the U.S. presidential administration may create regulatory uncertainty in the renewable energy industry, including the solar energy industry, and our business, financial condition, and results of operations could be adversely affected as a result. Members of the U.S. presidential administration, including representatives of the U.S. Department of Energy, have made public statements that indicate that the administration may not be supportive of various clean energy programs and initiatives designed to curtail climate change. For example, in June 2017, U.S. President Donald Trump announced that the U.S. would withdraw from participation in the 2015 Paris Agreement on climate change mitigation. In addition, the administration has indicated that it may be supportive of reducing the corporate tax rate and overturning or modifying policies of or regulations enacted by the prior administration that placed limitations on coal and gas electricity generation, mining, and/or exploration. If the current U.S. administration and/or the U.S. Congress takes action, or continues to publicly speak out about the need to take action, in furtherance of any such policies, we would be subject to significant risks, including the following:

•
A reduction or removal of clean energy programs and initiatives and the incentives they provide may diminish the market for future solar energy offtake agreements and reduce the ability for solar developers to compete for future solar energy offtake agreements, which may reduce incentives for project developers to develop solar projects and purchase PV solar modules;

•
Any limitations on the value or availability to potential investors of tax incentives that benefit solar energy projects such as the investment tax credit (“ITC”) and accelerated depreciation deductions could result in such investors generating reduced revenues and economic returns and facing a reduction in the availability of affordable financing, thereby reducing demand for PV solar modules. The ITC is a U.S. federal incentive that provides an income tax credit to the owner of the project after the project commences construction of up to 30% of eligible basis. A solar energy project must commence construction prior to January 1, 2020 and be placed in service prior to January 1, 2024 to qualify for the 30% ITC. A solar project that commences construction during 2020 and is placed in service prior to January 1, 2024 may qualify for an ITC equal to 26% of eligible basis. Under the Modified Accelerated Cost-Recovery System, owners of equipment used in a solar project generally claim all of their depreciation deductions with respect to such equipment over five years, even though the useful life of such equipment is generally greater than five years.

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

Application of U.S. trade laws, or trade laws of other countries, may also impact, either directly or indirectly, our operating results. For example, in April 2017, a U.S.-based manufacturer of solar cells filed a petition under Sections 201 and 202 of the Trade Act of 1974 for global safeguard relief with the U.S. International Trade Commission (the “USITC”). Such petition requested, among other things, the imposition of certain tariffs on crystalline silicon solar cells imported into the United States and the establishment of a minimum price per watt on imported crystalline silicon solar modules. Accordingly, the USITC must decide whether such products are being imported into the United States in such increased quantities as to be a substantial cause of serious injury, or a threat of serious injury, to the relevant domestic industry and, if it makes an affirmative injury finding, recommend appropriate remedies, such as tariffs, quotas, or trade adjustment assistance, to the U.S. presidential administration. Thin-film solar cell products, such as our CdTe technology, are expressly excluded from the petition. However, it is unknown how the resolution of the petition, including a possible affirmative injury finding by the USITC, the scope or form of any resulting remedial action taken by the U.S. presidential administration, or any other U.S. or global trade remedies or other trade barriers, may directly or indirectly affect U.S. or global markets for solar energy and First Solar’s business, financial condition, and results of operations.

These examples show that established markets for PV solar development, such as the U.S. market, face uncertainties arising from policy, regulatory, and governmental constraints. While the expected potential of the emerging markets we are targeting is significant, policy promulgation and market development are especially vulnerable to governmental inertia, political instability, the imposition of trade remedies and other trade barriers, geopolitical risk, fossil fuel subsidization, potentially stringent localization requirements, and limited available infrastructure.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1
Second Amended and Restated Credit Agreement, dated as of July 10, 2017, among First Solar, Inc., the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 14, 2017)

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

FIRST SOLAR, INC.

Date: July 27, 2017	By:	/s/ BRYAN SCHUMAKER
	Name:	Bryan Schumaker
	Title:	Chief Accounting Officer