Form 10-Q
period 2018-06-30
FIRST SOLAR, INC.
filed 2018-07-27
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

As of July 20, 2018, 104,802,050 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$309,318	$623,326	$876,583	$1,515,117
Cost of sales	317,376	512,433	711,843	1,320,040
Gross (loss) profit	(8,058)	110,893	164,740	195,077
Operating expenses:
Selling, general and administrative	50,854	48,957	91,980	97,156
Research and development	20,370	21,341	40,694	44,140
Production start-up	24,352	8,381	61,436	9,531
Restructuring and asset impairments	—	18,286	—	38,317
Total operating expenses	95,576	96,965	194,110	189,144
Operating (loss) income	(103,634)	13,928	(29,370)	5,933
Foreign currency gain (loss), net	2,422	(2,444)	(95)	(2,198)
Interest income	16,865	7,555	28,689	13,972
Interest expense, net	(6,065)	(6,374)	(11,247)	(15,543)
Other (loss) income, net	(4,328)	(2,699)	13,606	23,162
(Loss) income before taxes and equity in earnings	(94,740)	9,966	1,583	25,326
Income tax benefit (expense)	6,164	40,028	(5,461)	34,349
Equity in earnings, net of tax	40,085	1,969	38,338	1,417
Net (loss) income	$(48,491)	$51,963	$34,460	$61,092

Net (loss) income per share:
Basic	$(0.46)	$0.50	$0.33	$0.59
Diluted	$(0.46)	$0.50	$0.32	$0.58
Weighted-average number of shares used in per share calculations:
Basic	104,776	104,338	104,664	104,221
Diluted	104,776	104,611	106,234	104,511

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(48,491)	$51,963	$34,460	$61,092
Other comprehensive (loss) income:
Foreign currency translation adjustments	(15,059)	(4,038)	(9,045)	603
Unrealized gain (loss) on marketable securities and restricted investments, net of tax of $41, $(466), $3,151, and $(350)	506	4,523	(25,418)	(267)
Unrealized gain (loss) on derivative instruments, net of tax of $(914), $187, $(978), and $1,000	2,899	(298)	1,967	(2,452)
Other comprehensive (loss) income	(11,654)	187	(32,496)	(2,116)
Comprehensive (loss) income	$(60,145)	$52,150	$1,964	$58,976

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,024,491	$2,268,534
Marketable securities	1,110,421	720,379
Accounts receivable trade, net	125,379	211,797
Accounts receivable, unbilled and retainage	177,711	174,608
Inventories	234,201	172,370
Balance of systems parts	72,411	28,840
Project assets	62,475	77,931
Notes receivable, affiliate	21,398	20,411
Prepaid expenses and other current assets	157,553	157,902
Total current assets	3,986,040	3,832,772
Property, plant and equipment, net	1,484,177	1,154,537
PV solar power systems, net	316,564	417,108
Project assets	500,863	424,786
Deferred tax assets, net	93,730	51,417
Restricted cash and investments	332,043	424,783
Equity method investments	8,110	217,230
Goodwill	14,462	14,462
Intangibles assets, net	77,095	80,227
Inventories	119,160	113,277
Note receivable, affiliate	—	48,370
Other assets	93,448	85,532
Total assets	$7,025,692	$6,864,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,139	$120,220
Income taxes payable	29,822	19,581
Accrued expenses	381,053	366,827
Current portion of long-term debt	7,741	13,075
Deferred revenue	199,482	81,816
Other current liabilities	36,175	48,757
Total current liabilities	815,412	650,276
Accrued solar module collection and recycling liability	166,837	166,609
Long-term debt	448,554	380,465
Other liabilities	484,061	568,454
Total liabilities	1,914,864	1,765,804
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 104,797,535 and 104,468,460 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	105	104
Additional paid-in capital	2,809,272	2,799,107
Accumulated earnings	2,331,688	2,297,227
Accumulated other comprehensive (loss) income	(30,237)	2,259
Total stockholders’ equity	5,110,828	5,098,697
Total liabilities and stockholders’ equity	$7,025,692	$6,864,501

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$34,460	$61,092
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	54,764	60,940
Impairments and net losses on disposal of long-lived assets	4,214	31,881
Share-based compensation	19,236	15,423
Equity in earnings, net of tax	(38,338)	(1,417)
Distributions received from equity method investments	12,394	11,180
Remeasurement of monetary assets and liabilities	6,178	(8,973)
Deferred income taxes	(49,788)	(21,887)
Gains on sales of marketable securities and restricted investments	(19,472)	(49)
Liabilities assumed by customers for the sale of systems	(60,307)	—
Other, net	(76)	29
Changes in operating assets and liabilities:
Accounts receivable, trade, unbilled and retainage	81,655	(135,234)
Prepaid expenses and other current assets	(27,384)	23,409
Inventories and balance of systems parts	(112,145)	55,221
Project assets and PV solar power systems	(1,167)	626,002
Other assets	(7,575)	(8,070)
Income tax receivable and payable	28,562	(12,231)
Accounts payable	22,627	(37,902)
Accrued expenses and other liabilities	134,961	(340,845)
Accrued solar module collection and recycling liability	1,057	6,771
Net cash provided by operating activities	83,856	325,340
Cash flows from investing activities:
Purchases of property, plant and equipment	(372,623)	(217,502)
Purchases of marketable securities and restricted investments	(761,633)	(364,277)
Proceeds from sales and maturities of marketable securities and restricted investments	471,444	252,809
Proceeds from sales of equity method investments	247,595	—
Payments received on notes receivable, affiliates	48,369	114
Other investing activities	(5,973)	2,414
Net cash used in investing activities	(372,821)	(326,442)
Cash flows from financing activities
Repayment of long-term debt	(18,140)	(23,014)
Proceeds from borrowings under long-term debt, net of discounts and issuance costs	100,198	137,804
Payments of tax withholdings for restricted shares	(10,251)	(4,247)
Proceeds from commercial letters of credit	—	43,025
Contingent consideration payments and other financing activities	(1,816)	(16,650)
Net cash provided by financing activities	69,991	136,918
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,077)	3,072
Net (decrease) increase in cash, cash equivalents and restricted cash	(232,051)	138,888
Cash, cash equivalents and restricted cash, beginning of the period	2,330,476	1,415,690
Cash, cash equivalents and restricted cash, end of the period	$2,098,425	$1,554,578
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$165,670	$48,742
Sale of system previously accounted for as sale-leaseback financing	$31,992	$—
Acquisitions currently or previously funded by liabilities and contingent consideration	$15,798	$17,657
Accrued interest capitalized to long-term debt	$1,679	$15,181

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any other period. The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K, which has been filed with the SEC.

Unless expressly stated or the context otherwise requires, the terms “the Company,” “we,” “us,” “our,” and “First Solar” refer to First Solar, Inc. and its consolidated subsidiaries, and the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report.

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

4. Cash, Cash Equivalents, and Marketable Securities

We consider highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents with the exception of time deposits, which are presented as marketable securities. Cash, cash equivalents, and marketable securities consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents:
Cash	$1,804,118	$2,142,949
Money market funds	220,373	125,585
Total cash and cash equivalents	2,024,491	2,268,534
Marketable securities:
Foreign debt	299,961	238,858
Foreign government obligations	117,771	152,850
U.S. debt	38,562	73,671
Time deposits	654,127	255,000
Total marketable securities	1,110,421	720,379
Total cash, cash equivalents, and marketable securities	$3,134,912	$2,988,913

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 to the total of such amounts as presented in the condensed consolidated statement of cash flows (in thousands):

	Balance Sheet Line Item	June 30, 2018	December 31, 2017
Cash and cash equivalents	Cash and cash equivalents	$2,024,491	$2,268,534
Restricted cash – current (1)	Prepaid expenses and other current assets	6,554	11,120
Restricted cash – noncurrent (1)	Restricted cash and investments	67,380	50,822
Total cash, cash equivalents, and restricted cash		$2,098,425	$2,330,476
——————————

(1)	See Note 5. “Restricted Cash and Investments” to our condensed consolidated financial statements for discussion of our “Restricted cash” arrangements.

During the three and six months ended June 30, 2018, we sold marketable securities for proceeds of $10.8 million and realized gains of less than $0.1 million on such sales. During the three and six months ended June 30, 2017, we sold marketable securities for proceeds of $15.1 million and $118.3 million, respectively, and realized gains of less than $0.1 million on such sales. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign debt	$302,899	$1	$2,939	$299,961
Foreign government obligations	118,992	—	1,221	117,771
U.S. debt	38,607	2	47	38,562
Time deposits	654,127	—	—	654,127
Total	$1,114,625	$3	$4,207	$1,110,421

	As of December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign debt	$240,643	$3	$1,788	$238,858
Foreign government obligations	153,999	—	1,149	152,850
U.S. debt	73,746	—	75	73,671
Time deposits	255,000	—	—	255,000
Total	$723,388	$3	$3,012	$720,379

As of June 30, 2018, we identified nine investments totaling $144.4 million that had been in a loss position for a period of time greater than 12 months with unrealized losses of $1.6 million. As of December 31, 2017, we identified 16 investments totaling $210.3 million that had been in a loss position for a period of time greater than 12 months with unrealized losses of $1.9 million. Such unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase. Based on the underlying credit quality of the investments, we do not intend to sell these securities prior to the recovery of our cost basis. Therefore, we did not consider these securities to be other-than-temporarily impaired.

The following tables show unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of June 30, 2018 and December 31, 2017, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of June 30, 2018
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Foreign debt	$207,034	$2,040	$57,927	$899	$264,961	$2,939
Foreign government obligations	31,273	494	86,498	727	117,771	1,221
U.S. debt	23,549	47	—	—	23,549	47
Total	$261,856	$2,581	$144,425	$1,626	$406,281	$4,207

	As of December 31, 2017
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Foreign debt	$119,869	$735	$88,919	$1,053	$208,788	$1,788
Foreign government obligations	31,467	289	121,383	860	152,850	1,149
U.S. debt	73,671	75	—	—	73,671	75
Total	$225,007	$1,099	$210,302	$1,913	$435,309	$3,012

The contractual maturities of our marketable securities as of June 30, 2018 were as follows (in thousands):

Fair Value
One year or less	$820,620
One year to two years	128,827
Two years to three years	160,974
Total	$1,110,421

5. Restricted Cash and Investments

Restricted cash and investments consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Restricted cash	$67,380	$50,822
Restricted investments	264,663	373,961
Total restricted cash and investments (1)	$332,043	$424,783
——————————

(1)	There was an additional $6.6 million and $11.1 million of restricted cash included within “Prepaid expenses and other current assets” at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018 and December 31, 2017, our restricted cash consisted of deposits held by various banks to secure certain of our letters of credit and other deposits designated for the construction or operation of systems projects as well as the payment of amounts related to project specific debt financings. See Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion related to our letters of credit.

At June 30, 2018 and December 31, 2017, our restricted investments consisted of long-term marketable securities that were held in custodial accounts to fund the estimated future costs of collecting and recycling modules covered under our solar module collection and recycling program. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations within 90 days of the end of each year. We determine the funding requirement, if any, based on estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted investments, and an estimated solar module life of 25 years less amounts already funded in prior years. No incremental funding was required in 2018 as substantially all of our module sales in the prior year were not covered under our solar module collection and recycling program. To ensure that amounts previously funded will be available in the future regardless of potential adverse changes in our financial condition (even in the case of our own insolvency), we have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facilities related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds.

During the six months ended June 30, 2018, we sold certain restricted investments for proceeds of $101.6 million, realized gains of $19.5 million on such sales, and withdrew the funds from the trust as a reimbursement of overfunded amounts. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted investments.

The following tables summarize the unrealized gains and losses related to our restricted investments, by major security type, as of June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign government obligations	$105,156	$52,305	$—	$157,461
U.S. government obligations	115,975	377	9,150	107,202
Total	$221,131	$52,682	$9,150	$264,663

	As of December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign government obligations	$127,436	$62,483	$—	$189,919
U.S. government obligations	174,624	12,944	3,526	184,042
Total	$302,060	$75,427	$3,526	$373,961

As of June 30, 2018, we identified six restricted investments totaling $103.5 million that had been in a loss position for a period of time greater than 12 months with unrealized losses of $9.2 million. As of December 31, 2017, we identified six restricted investments totaling $107.7 million that had been in a loss position for a period of time greater than 12 months with unrealized losses of $3.5 million. The unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase. Based on the underlying credit quality of the investments, we do not intend to sell these securities prior to the recovery of our cost basis. Therefore, we did not consider these investments to be other-than-temporarily impaired.

As of June 30, 2018, the contractual maturities of our restricted investments were between 12 years and 19 years.

6. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable trade, gross	$126,472	$213,776
Allowance for doubtful accounts	(1,093)	(1,979)
Accounts receivable trade, net	$125,379	$211,797

At June 30, 2018 and December 31, 2017, $28.0 million and $16.8 million, respectively, of our accounts receivable trade, net were secured by letters of credit, bank guarantees, or other forms of financial security issued by creditworthy financial institutions.

Accounts receivable, unbilled and retainage

Accounts receivable, unbilled and retainage consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable, unbilled	$175,753	$172,594
Retainage	1,958	2,014
Accounts receivable, unbilled and retainage	$177,711	$174,608

Inventories

Inventories consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$180,836	$148,968
Work in process	23,667	14,085
Finished goods	148,858	122,594
Inventories	$353,361	$285,647
Inventories – current	$234,201	$172,370
Inventories – noncurrent	$119,160	$113,277

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Prepaid expenses	$62,143	$41,447
Value added tax receivables	13,187	12,232
Prepaid income taxes	6,689	31,944
Restricted cash	6,554	11,120
Derivative instruments	3,757	4,303
Other current assets	65,223	56,856
Prepaid expenses and other current assets	$157,553	$157,902

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Land	$8,097	$8,181
Buildings and improvements	477,549	424,266
Machinery and equipment	1,490,425	1,059,103
Office equipment and furniture	166,504	157,512
Leasehold improvements	49,048	48,951
Construction in progress	515,025	641,263
Property, plant and equipment, gross	2,706,648	2,339,276
Accumulated depreciation	(1,222,471)	(1,184,739)
Property, plant and equipment, net	$1,484,177	$1,154,537

Depreciation of property, plant and equipment was $24.6 million and $43.2 million for the three and six months ended June 30, 2018, respectively, and $21.8 million and $48.7 million for the three and six months ended June 30, 2017, respectively.

PV solar power systems, net

Photovoltaic (“PV”) solar power systems, consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
PV solar power systems, gross	$344,077	$451,045
Accumulated depreciation	(27,513)	(33,937)
PV solar power systems, net	$316,564	$417,108

Depreciation of PV solar power systems was $4.0 million and $8.3 million for the three and six months ended June 30, 2018, respectively, and $4.9 million and $9.8 million for the three and six months ended June 30, 2017, respectively.

Capitalized interest

The cost of constructing project assets includes interest costs incurred during the construction period. The components of interest expense and capitalized interest were as follows during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest cost incurred	$(7,591)	$(6,586)	$(14,057)	$(15,856)
Interest cost capitalized – project assets	1,526	212	2,810	313
Interest expense, net	$(6,065)	$(6,374)	$(11,247)	$(15,543)

Project assets

Project assets consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Project assets – development costs, including project acquisition and land costs	$281,325	$250,590
Project assets – construction costs	282,013	252,127
Project assets	$563,338	$502,717
Project assets – current	$62,475	$77,931
Project assets – noncurrent	$500,863	$424,786

Other assets

Other assets consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Deferred rent	$26,493	$26,760
Notes receivable (1)	9,650	10,495
Income taxes receivable	4,485	4,454
Other	52,820	43,823
Other assets	$93,448	$85,532
——————————

(1)
In April 2009, we entered into a credit facility agreement with a solar power project entity of one of our customers for an available amount of €17.5 million to provide financing for a PV solar power system. The credit facility bears interest at 8.0% per annum, payable quarterly, with the full amount due in December 2026. As of June 30, 2018 and December 31, 2017, the balance outstanding on the credit facility was €7.0 million ($8.1 million and $8.4 million, respectively).

Goodwill

Goodwill for the relevant reporting unit consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	December 31, 2017	Acquisitions (Impairments)	June 30, 2018
Modules	$407,827	$—	$407,827
Accumulated impairment losses	(393,365)	—	(393,365)
Goodwill	$14,462	$—	$14,462

Intangibles assets, net

Intangibles assets, net primarily include developed technologies from prior business acquisitions, certain power purchase agreements (“PPAs”) acquired after the associated PV solar power systems were placed in service, and our internally-generated intangible assets, substantially all of which were patents on technologies related to our products and production processes. We record an asset for patents, after the patent has been issued, based on the legal, filing, and other costs incurred to secure them. We amortize intangible assets on a straight-line basis over their estimated useful lives once the intangible assets meet the criteria to be amortized. During the three months ended June 30, 2018, $17.3 million of in-process research and development related to our prior acquisition of Enki Technology, Inc. was reclassified to developed technology and began amortizing over its useful life of 10 years.

The following tables summarize our intangible assets at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$95,964	$(28,544)	$67,420
Power purchase agreements	6,486	(486)	6,000
Patents	7,068	(3,393)	3,675
Intangibles assets, net	$109,518	$(32,423)	$77,095

	December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$76,959	$(24,140)	$52,819
Power purchase agreements	6,486	(324)	6,162
Patents	7,068	(3,077)	3,991
In-process research and development	17,255	—	17,255
Intangibles assets, net	$107,768	$(27,541)	$80,227

Amortization expense for our intangible assets was $2.5 million and $4.9 million for the three and six months ended June 30, 2018, respectively, and $2.1 million and $4.1 million for the three and six months ended June 30, 2017, respectively.

Accrued expenses

Accrued expenses consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Accrued property, plant and equipment	$115,109	$133,433
Accrued project assets	105,269	55,834
Accrued inventory	47,502	24,830
Product warranty liability (1)	32,241	28,767
Accrued compensation and benefits	30,088	73,985
Other	50,844	49,978
Accrued expenses	$381,053	$366,827
——————————

(1)	See Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product warranty liability.”

Other current liabilities

Other current liabilities consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Contingent consideration (1)	$12,845	$6,162
Derivative instruments	11,333	27,297
Financing liability (2)	—	5,161
Indemnification liabilities (1)	—	2,876
Other	11,997	7,261
Other current liabilities	$36,175	$48,757
——————————

(1)	See Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Contingent consideration” and “Indemnification liabilities” arrangements.

(2)	See Note 9. “Equity Method Investments” to our condensed consolidated financial statements for discussion of the financing liabilities associated with our leaseback of the Maryland Solar project.

Other liabilities

Other liabilities consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Product warranty liability (1)	$193,572	$195,507
Other taxes payable	93,429	89,724
Transition tax liability (2)	82,733	93,233
Deferred revenue	58,771	63,257
Derivative instruments	7,996	5,932
Contingent consideration (1)	2,953	3,153
Financing liability (3)	—	29,822
Commercial letter of credit liability (1)	—	43,396
Other	44,607	44,430
Other liabilities	$484,061	$568,454
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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$—	$8,494	$—
Total derivatives designated as hedging instruments	$—	$8,494	$—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$3,757	$2,736	$—
Interest rate swap contracts	—	103	7,996
Total derivatives not designated as hedging instruments	$3,757	$2,839	$7,996
Total derivative instruments	$3,757	$11,333	$7,996

	December 31, 2017
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$252	$13,240	$—
Total derivatives designated as hedging instruments	$252	$13,240	$—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$4,051	$14,057	$—
Interest rate swap contracts	—	—	5,932
Total derivatives not designated as hedging instruments	$4,051	$14,057	$5,932
Total derivative instruments	$4,303	$27,297	$5,932

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income or loss and our condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017 (in thousands):

Foreign Exchange Forward Contracts
Balance in accumulated other comprehensive (loss) income at December 31, 2017	$(1,723)
Amounts recognized in other comprehensive (loss) income	1,201
Amounts reclassified to earnings impacting:
Net sales	1,744
Balance in accumulated other comprehensive (loss) income at June 30, 2018	$1,222

Balance in accumulated other comprehensive (loss) income at December 31, 2016	$2,556
Amounts recognized in other comprehensive (loss) income	(3,452)
Balance in accumulated other comprehensive (loss) income at June 30, 2017	$(896)

We recorded no amounts related to ineffective portions of our derivative instruments designated as cash flow hedges during the three and six months ended June 30, 2018 and 2017. During the three and six months ended June 30, 2018, we recognized unrealized losses of $0.3 million and $0.5 million, respectively, related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within “Other (loss) income, net.” During the three and six months ended June 30, 2017, we recognized unrealized losses of $0.1 million and $0.2 million, respectively, related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within “Other (loss) income, net.”

The following table presents gains and losses related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Line Item	2018	2017	2018	2017
Foreign exchange forward contracts	Foreign currency gain (loss), net	$19,035	$(3,499)	$6,379	$(23,658)
Interest rate swap contracts	Interest expense, net	(1,507)	(1,006)	(2,167)	(5,682)

Interest Rate Risk

We use interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use such swap contracts for speculative or trading purposes.

In May 2018, FS NSW Project No 1 Finco Pty Ltd, our indirectly wholly-owned subsidiary and project financing company, entered into various interest rate swap contracts to hedge the floating rate construction loan facility and a portion of the floating rate term loan facility under the associated project’s Beryl Credit Facility (as defined in Note 10. “Debt” to our condensed consolidated financial statements). The swaps had an initial aggregate notional value of AUD 42.4 million and, depending on the loan facility being hedged, entitled the project to receive one-month or three-month floating Bank Bill Swap Bid (“BBSY”) interest rates while requiring the project to pay fixed rates of 2.0615% or 3.2020%. The notional amounts of the interest rate swap contracts are scheduled to proportionately adjust with the scheduled draws and principal payments on the underlying hedged debt. As of June 30, 2018, the aggregate notional value of the interest rate swap contracts was AUD 44.1 million ($32.6 million). These derivative instruments do not qualify for accounting as cash flow hedges in accordance with Accounting Standards Codification (“ASC”) 815 due to our expectation to sell the associated project before the maturity of its project specific debt financing and corresponding swap contracts. Accordingly, the changes in the fair value of the swap contracts are recorded directly to “Interest expense, net.”

In March 2017, Manildra Finco Pty Ltd, our indirect wholly-owned subsidiary and project financing company, entered into various interest rate swap contracts to hedge a portion of the floating rate construction loan facility under the associated project’s Manildra Credit Facility (as defined in Note 10. “Debt” to our condensed consolidated financial statements). Such swaps had an initial aggregate notional value of AUD 12.8 million and entitled the project to receive a one-month or three-month floating BBSY interest rate while requiring the project to pay a fixed rate of 3.13%. The notional amounts of the interest rate swap contracts are scheduled to proportionately adjust with the scheduled draws and principal payments on the underlying hedged debt. As of June 30, 2018 and December 31, 2017, the aggregate notional value of the interest rate swap contracts was AUD 56.8 million ($41.9 million) and AUD 68.1 million ($53.2 million), respectively. These derivative instruments do not qualify for accounting as cash flow hedges in accordance with ASC 815 due to our expectation to sell the associated project before the maturity of its project specific debt financing and corresponding swap contracts. Accordingly, the changes in the fair value of the swap contracts are recorded directly to “Interest expense, net.”

In January 2017, FS Japan Project 12 GK, our indirect wholly-owned subsidiary and project company, entered into an interest rate swap contract to hedge a portion of the floating rate senior loan facility under the project’s Ishikawa Credit Agreement (as defined in Note 10. “Debt” to our condensed consolidated financial statements). Such swap had an initial notional value of ¥5.7 billion and entitled the project to receive a six-month floating Tokyo Interbank Offered Rate (“TIBOR”) plus 0.75% interest rate while requiring the project to pay a fixed rate of 1.482%. The notional amount of the interest rate swap contract is scheduled to proportionately adjust with the scheduled draws and principal payments on the underlying hedged debt. As of June 30, 2018 and December 31, 2017, the notional value of the interest rate swap contract was ¥16.0 billion ($144.2 million) and ¥12.8 billion ($113.4 million), respectively. This derivative instrument does not qualify for accounting as a cash flow hedge in accordance with ASC 815 due to our expectation to sell the associated project before the maturity of its project specific debt financing and corresponding swap contract. Accordingly, the changes in the fair value of the swap contract are recorded directly to “Interest expense, net.”

Foreign Currency Risk

Cash Flow Exposure

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of June 30, 2018 and December 31, 2017, these foreign exchange forward contracts hedged our forecasted cash flows for periods up to 3 months and 9 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of a derivative’s unrealized gain or loss in “Accumulated other comprehensive (loss) income” and subsequently reclassify amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

	June 30, 2018
Currency	Notional Amount	USD Equivalent
Indian rupee	INR 4,730.0	$69.0

	December 31, 2017
Currency	Notional Amount	USD Equivalent
Indian rupee	INR 4,730.0	$74.1
Euro	€15.7	$18.8

In the following 12 months, we expect to reclassify to earnings $1.2 million of net unrealized gains related to these forward contracts that are included in “Accumulated other comprehensive (loss) income” at June 30, 2018 as we realize the earnings effects of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rates when we realize the related forecasted transactions.

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

As of June 30, 2018 and December 31, 2017, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	June 30, 2018
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 46.5	$34.3
Sell	Australian dollar	AUD 48.4	$35.8
Purchase	Brazilian real	BRL 16.9	$4.4
Sell	Brazilian real	BRL 9.1	$2.4
Sell	Canadian dollar	CAD 2.9	$2.2
Sell	Chilean peso	CLP 1,283.4	$2.0
Purchase	Chinese yuan	CNY 20.0	$3.0
Purchase	Euro	€166.6	$194.0
Sell	Euro	€230.5	$268.4
Sell	Indian rupee	INR 962.0	$14.0
Purchase	Japanese yen	¥1,257.2	$11.4
Sell	Japanese yen	¥24,098.5	$217.6
Purchase	Malaysian ringgit	MYR 8.9	$2.2
Sell	Malaysian ringgit	MYR 18.3	$4.5
Sell	Mexican peso	MXN 37.3	$1.9
Purchase	Singapore dollar	SGD 5.4	$4.0
Purchase	South African rand	ZAR 12.1	$0.9
Sell	South African rand	ZAR 33.7	$2.4

	December 31, 2017
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 12.7	$9.9
Sell	Australian dollar	AUD 56.8	$44.4
Sell	Canadian dollar	CAD 1.7	$1.4
Sell	Chilean peso	CLP 10,180.9	$16.6
Purchase	Chinese yuan	CNY 13.8	$2.1
Purchase	Euro	€151.4	$181.6
Sell	Euro	€193.2	$231.7
Purchase	Indian rupee	INR 645.7	$10.1
Sell	Indian rupee	INR 8,376.0	$131.1
Sell	Japanese yen	¥23,922.2	$212.6
Purchase	Malaysian ringgit	MYR 31.0	$7.7
Sell	Malaysian ringgit	MYR 336.5	$83.1
Sell	Singapore dollar	SGD 3.1	$2.3
Purchase	South African rand	ZAR 12.5	$1.0
Sell	South African rand	ZAR 61.1	$5.0

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•
Cash Equivalents. At June 30, 2018 and December 31, 2017, our cash equivalents consisted of money market funds. We value our money market cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable Securities and Restricted Investments. At June 30, 2018 and December 31, 2017, our marketable securities consisted of foreign debt, foreign government obligations, U.S. debt, and time deposits, and our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities and restricted investments using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•
Derivative Assets and Liabilities. At June 30, 2018 and December 31, 2017, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and interest rate swap contracts involving major interest rates. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At June 30, 2018 and December 31, 2017, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

	June 30, 2018
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$220,373	$220,373	$—	$—
Marketable securities:
Foreign debt	299,961	—	299,961	—
Foreign government obligations	117,771	—	117,771	—
U.S. debt	38,562	—	38,562	—
Time deposits	654,127	654,127	—	—
Restricted investments	264,663	—	264,663	—
Derivative assets	3,757	—	3,757	—
Total assets	$1,599,214	$874,500	$724,714	$—
Liabilities:
Derivative liabilities	$19,329	$—	$19,329	$—

	December 31, 2017
		Fair Value Measurements at Reporting Date Using
	Total Fair Value and Carrying Value on Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market mutual funds	$125,585	$125,585	$—	$—
Marketable securities:
Foreign debt	238,858	—	238,858	—
Foreign government obligations	152,850	—	152,850	—
U.S. debt	73,671	—	73,671	—
Time deposits	255,000	255,000	—	—
Restricted investments	373,961	—	373,961	—
Derivative assets	4,303	—	4,303	—
Total assets	$1,224,228	$380,585	$843,643	$—
Liabilities:
Derivative liabilities	$33,229	$—	$33,229	$—

Fair Value of Financial Instruments

At June 30, 2018 and December 31, 2017, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Notes receivable – noncurrent	$9,650	$9,642	$10,495	$10,516
Notes receivable, affiliate – current	21,398	23,620	20,411	23,317
Note receivable, affiliate – noncurrent	—	—	48,370	47,441
Liabilities:
Long-term debt, including current maturities (1)	$468,823	$471,974	$406,388	$416,486
——————————

(1)	Excludes capital lease obligations and unamortized discounts and issuance costs.

The carrying values in our condensed consolidated balance sheets of our trade accounts receivable, unbilled accounts receivable and retainage, restricted cash, accounts payable, income taxes payable, and accrued expenses approximated their fair values due to their nature and relatively short maturities; therefore, we excluded them from the foregoing table. The fair value measurements for our notes receivable and long-term debt are considered Level 2 measurements under the fair value hierarchy.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, marketable securities, trade accounts receivable, restricted cash and investments, notes receivable, and foreign exchange forward contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place cash, cash equivalents, marketable securities, restricted cash and investments, and foreign exchange forward contracts with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions. Our net sales are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary. Depending upon the sales arrangement, we may require some form of payment security from our customers, including advance payments, parent guarantees, bank guarantees, surety bonds, or commercial letters of credit.

9. Equity Method Investments

From time to time, we may enter into investments or other strategic arrangements to expedite our penetration of certain markets and establish relationships with potential customers. We may also enter into strategic arrangements with customers or other entities to maximize the value of particular projects. Some of these arrangements may involve significant investments or other allocations of capital. Investments in unconsolidated entities for which we have significant influence, but not control, over the entities’ operating and financial activities are accounted for under the equity method of accounting. The following table summarizes our equity method investments as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
8point3 Operating Company, LLC	$—	$199,477
Clean Energy Collective, LLC	4,786	6,521
Other	3,324	11,232
Equity method investments	$8,110	$217,230

8point3 Operating Company, LLC

In June 2015, 8point3 Energy Partners LP (the “Partnership”), a limited partnership formed by First Solar and SunPower Corporation (“SunPower,” and together with First Solar, the “Sponsors”), completed its initial public offering (the “IPO”) pursuant to a Registration Statement on Form S-1, as amended. As part of the IPO, the Sponsors contributed interests in various projects to 8point3 Operating Company, LLC (“OpCo”) in exchange for voting and economic interests in the entity, and the Partnership acquired an economic interest in OpCo using proceeds from the IPO. Since the formation of the Partnership, the Sponsors, from time to time, sold interests in solar projects to the Partnership, which owns and operates such portfolio of solar energy generation projects.

In February 2018, we entered into an agreement with CD Clean Energy and Infrastructure V JV, LLC, an equity fund managed by Capital Dynamics, Inc. (“Capital Dynamics”) and certain other co-investors and other parties, pursuant to which such parties agreed, subject to the satisfaction of certain conditions, to acquire our interests in the Partnership and its subsidiaries. In June 2018, we completed the sale of such interests and received net proceeds of $240.0 million after the payment of fees, expenses, and other amounts.

We accounted for our interest in OpCo, a subsidiary of the Partnership, under the equity method of accounting as we were able to exercise significant influence over the Partnership due to our representation on the board of directors of its general partner and certain of our associates serving as officers of its general partner. During the three and six months ended June 30, 2018, we recognized equity in earnings, net of tax, of $40.9 million and $39.7 million, respectively, from our investment in OpCo, including a gain of $40.3 million, net of tax, for the sale of our interests in the Partnership and its subsidiaries. During the three and six months ended June 30, 2017, we recognized equity in earnings, net of tax, of $3.0 million and $3.8 million, respectively, from our investment in OpCo. During the six months ended June 30, 2018 and 2017, we received distributions from OpCo of $12.4 million and $11.2 million, respectively.

In connection with the IPO, we also entered into an agreement with a subsidiary of the Partnership to lease back one of our originally contributed projects, Maryland Solar, until December 31, 2019. Under the terms of the agreement, we make fixed rent payments to the Partnership’s subsidiary and are entitled to all of the energy generated by the project. Due to certain continuing involvement with the project, we accounted for the leaseback agreement as a financing transaction until the sale of our interests in the Partnership and its subsidiaries in June 2018. Following the sale of such interests, the Maryland Solar project qualified for sale-leaseback accounting, and we recognized net revenue of $32.0 million from the sale of the project. As of December 31, 2017, the financing obligation associated with the leaseback was $35.0 million.

In March 2018, FirstEnergy Solutions Corp. (“FirstEnergy”), the off-taker for the Maryland Solar PPA, filed for chapter 11 bankruptcy protection, and in April 2018, FirstEnergy filed a motion for entry of an order authorizing FirstEnergy and its affiliates to reject certain energy contracts, including the Maryland Solar PPA. In the event the PPA is terminated, we expect to sell energy generated by the Maryland Solar project on an open contract basis.

In December 2016, we completed the sale of our remaining 34% interest in the 300 MW Desert Stateline project located in San Bernardino County, California to OpCo and received a $50.0 million promissory note as part of the consideration for the sale. In June 2018, the outstanding balance on the promissory note of $47.8 million was repaid in conjunction with the sale of our interests in the Partnership and its subsidiaries.

We provide operations and maintenance (“O&M”) services to certain of the Partnership’s partially owned project entities, including SG2 Holdings, LLC; Lost Hills Blackwell Holdings, LLC; NS Solar Holdings, LLC; Kingbird Solar A, LLC; Kingbird Solar B, LLC; and Desert Stateline LLC. During the three and six months ended June 30, 2018, we recognized revenue of $2.7 million and $5.6 million, respectively, for such O&M services. During the three and six months ended June 30, 2017, we recognized revenue of $2.5 million and $5.4 million, respectively, for such O&M services.

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

In addition to our equity investment, we also entered into a term loan agreement and a convertible loan agreement with CEC in November 2014 and February 2016, respectively. In August 2017, we amended the terms of the warrant and loan agreements to (i) fix the exercise price of the warrant at our initial investment price per unit, (ii) extend the maturity of the loans to November 2018, (iii) allow for the capitalization of certain accrued and future interest on the term loan, (iv) require mandatory prepayments on the term loan under certain conditions, and (v) fix the interest rate of the term loan at 16% per annum, payable semiannually. The interest rate of the convertible loan remained at 10% per annum, payable at maturity unless converted earlier pursuant to a qualified equity financing by CEC. As of June 30, 2018 and December 31, 2017, the balance outstanding on the term loan was $16.4 million and $15.8 million, respectively, and the balance outstanding on the convertible loan was $4.6 million.

CEC is considered a variable interest entity, and our 26% ownership interest in and loans to the company are considered variable interests. We account for our investment in CEC under the equity method of accounting as we are not the primary beneficiary of the company given that we do not have the power to make decisions over the activities that most significantly impact the company’s economic performance. Under the equity method of accounting, we recognize equity in earnings for our proportionate share of CEC’s net income or loss, including adjustments for the amortization of a basis difference resulting from the cost of our investment differing from our proportionate share of CEC’s equity. During the three and six months ended June 30, 2018, we recognized losses, net of tax, of $0.7 million and $1.2 million, respectively, from our investment in CEC. During the three and six months ended June 30, 2017, we recognized losses, net of tax, of $0.9 million and $2.1 million, respectively, from our investment in CEC.

Summarized Financial Information

The following table presents summarized financial information for OpCo as provided to us by the investee (in thousands):

	Six Months Ended May 31,
	2018	2017
Summary statement of operations information:
Net sales	$28,736	$26,575
Operating (loss) income	(38,606)	4,825
Net (loss) income (1)	(39,280)	4,783
Net (loss) income attributable to equity method investee (1) (2)	(45,228)	20,302
——————————

(1)
The difference between Net (loss) income and Net (loss) income attributable to equity method investee is due to OpCo’s tax equity financing facilities with third-party investors that hold noncontrolling ownership interests in certain of its subsidiaries. Accordingly, earnings or losses are allocated to such tax equity investors using the Hypothetical Liquidation at Book Value (or “HLBV”) method. During the six months ended May 31, 2018 and 2017, OpCo allocated certain earnings or losses to such third-party investors under the HLBV method, which represented the difference between Net (loss) income and Net (loss) income attributable to equity method investee.

(2)
Our proportionate share of OpCo’s net loss for the three and six months ended June 30, 2018 excluded the investee’s impairment loss related to the Maryland Solar project as we accounted for the sale-leaseback of the project as a financing transaction and the associated financing liability exceeded the carrying value of the project.

10. Debt

Our long-term debt consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

		Balance (USD)
Loan Agreement	Currency	June 30, 2018	December 31, 2017
Revolving Credit Facility	USD	$—	$—
Luz del Norte Credit Facilities	USD	187,253	185,675
Ishikawa Credit Agreement	JPY	157,257	121,446
Japan Credit Facility	JPY	—	10,710
Tochigi Credit Facility	JPY	190	—
Mashiko Credit Agreement	JPY	—	—
Marikal Credit Facility	INR	—	7,384
Hindupur Credit Facility	INR	—	18,722
Anantapur Credit Facility	INR	16,464	—
Tungabhadra Credit Facility	INR	13,282	—
Manildra Credit Facility	AUD	59,045	62,451
Beryl Credit Facility	AUD	35,332	—
Capital lease obligations	Various	105	156
Long-term debt principal		468,928	406,544
Less: unamortized discounts and issuance costs		(12,633)	(13,004)
Total long-term debt		456,295	393,540
Less: current portion		(7,741)	(13,075)
Noncurrent portion		$448,554	$380,465

Revolving Credit Facility

Our amended and restated credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent provides us with a senior secured credit facility (the “Revolving Credit Facility”) with an aggregate borrowing capacity of $500.0 million, which we may increase to $750.0 million, subject to certain conditions. Borrowings under the credit facility bear interest at (i) London Interbank Offered Rate (“LIBOR”), adjusted for Eurocurrency reserve requirements, plus a margin of 2.00% or (ii) a base rate as defined in the credit agreement plus a margin of 1.00% depending on the type of borrowing requested. These margins are also subject to adjustment depending on our consolidated leverage ratio. We had no borrowings under our Revolving Credit Facility as of June 30, 2018 and December 31, 2017 and had issued $52.3 million and $57.5 million, respectively, of letters of credit using availability under the facility. Loans and letters of credit issued under the Revolving Credit Facility are jointly and severally guaranteed by First Solar, Inc.; First Solar Electric, LLC; First Solar Electric (California), Inc.; and First Solar Development, LLC and are secured by interests in substantially all of the guarantors’ tangible and intangible assets other than certain excluded assets.

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

In March 2017, we amended the terms of the OPIC and IFC credit facilities. Such amendments (i) allowed for the capitalization of accrued and unpaid interest through March 15, 2017, along with the capitalization of certain future interest payments as variable rate loans under the credit facilities, (ii) allowed for the conversion of certain fixed rate loans to variable rate loans upon scheduled repayment, (iii) extended the maturity of the OPIC and IFC loans until June 2037, and (iv) canceled the remaining borrowing capacity under the OPIC and IFC credit facilities with the exception of the capitalization of certain future interest payments. As of June 30, 2018 and December 31, 2017, the balance outstanding on the OPIC loans was $140.3 million and $139.0 million, respectively. As of June 30, 2018 and December 31, 2017, the balance outstanding on the IFC loans was $47.0 million and $46.6 million, respectively. The OPIC and IFC loans are secured by liens over all of Luz del Norte’s assets, which had an aggregate book value of $322.9 million, including intercompany charges, as of June 30, 2018 and by a pledge of all of the equity interests in the entity.

Ishikawa Credit Agreement

In December 2016, FS Japan Project 12 GK (“Ishikawa”), our indirect wholly-owned subsidiary and project company, entered into a credit agreement (the “Ishikawa Credit Agreement”) with Mizuho Bank, Ltd. for aggregate borrowings up to ¥27.3 billion ($246.5 million) for the development and construction of a 59 MW PV solar power plant located in Ishikawa, Japan. The credit agreement consists of a ¥24.0 billion ($216.7 million) senior loan facility, a ¥2.1 billion ($19.0 million) consumption tax facility, and a ¥1.2 billion ($10.8 million) letter of credit facility. The senior loan facility matures in October 2036, and the consumption tax facility matures in April 2020. The credit agreement is secured by pledges of Ishikawa’s assets, accounts, material project documents, and by the equity interests in the entity. As of June 30, 2018 and December 31, 2017, the balance outstanding on the credit agreement was $157.3 million and $121.4 million, respectively.

Japan Credit Facility

In September 2015, First Solar Japan GK, our wholly-owned subsidiary, entered into a construction loan facility with Mizuho Bank, Ltd. for borrowings up to ¥4.0 billion ($36.1 million) for the development and construction of utility-scale PV solar power plants in Japan (the “Japan Credit Facility”). In September 2017, First Solar Japan GK renewed the facility for an additional one-year period until September 2018. The facility is guaranteed by First Solar, Inc. and secured by pledges of certain projects’ cash accounts and other rights in the projects. As of June 30, 2018 and December 31, 2017, the balance outstanding on the facility was zero and $10.7 million, respectively.

Tochigi Credit Facility

In June 2017, First Solar Japan GK, our wholly-owned subsidiary, entered into a term loan facility with Mizuho Bank, Ltd. for borrowings up to ¥7.0 billion ($63.2 million) for the development of utility-scale PV solar power plants in Japan (the “Tochigi Credit Facility”). The majority of the facility is available to be drawn by or before November 2018, and the aggregate term loan facility matures in March 2021. The facility is guaranteed by First Solar, Inc. and secured by pledges of certain of First Solar Japan GK’s accounts. As of June 30, 2018 and December 31, 2017, the balance outstanding on the term loan facility was $0.2 million and zero, respectively.

Mashiko Credit Agreement

In March 2018, FS Japan Project 14 GK (“Mashiko”), our indirect wholly-owned subsidiary and project company, entered into a credit agreement (the “Mashiko Credit Agreement”) with Mizuho Bank, Ltd. for aggregate borrowings up to ¥9.2 billion ($83.1 million) for the development and construction of a 19 MW PV solar power plant located in Tochigi, Japan. The credit agreement consists of a ¥8.1 billion ($73.1 million) senior loan facility, a ¥0.7 billion ($6.3 million) consumption tax facility, and a ¥0.4 billion ($3.6 million) letter of credit facility. The senior loan facility matures in March 2037, and the consumption tax facility matures in September 2020. The credit agreement is secured by pledges of Mashiko’s assets, accounts, material project documents, and ownership interests. As of June 30, 2018, there was no balance outstanding on the credit agreement.

Marikal Credit Facility

In March 2015, Marikal Solar Parks Private Limited, our indirect wholly-owned subsidiary and project company, entered into a term loan facility (the “Marikal Credit Facility”) with Axis Bank as administrative agent for aggregate borrowings up to INR 0.5 billion ($8.0 million) for the development and construction of a 10 MW PV solar power plant located in Telangana, India. In May 2018, we repaid the remaining $6.8 million principal balance on the term loan facility. As of December 31, 2017, the balance outstanding on the term loan facility was $7.4 million.

Hindupur Credit Facility

In November 2016, Hindupur Solar Parks Private Limited, our indirect wholly-owned subsidiary and project company, entered into a term loan facility (the “Hindupur Credit Facility”) with Yes Bank Limited for borrowings up to INR 4.3 billion ($62.8 million) for costs related to an 80 MW portfolio of PV solar power plants located in Andhra Pradesh, India. The term loan facility had a letter of credit sub-limit of INR 3.2 billion ($46.7 million), which was used for project related costs. In March 2018, we completed the sale of our Hindupur projects, and the outstanding balance of the Hindupur Credit Facility of $17.0 million was assumed by the customer. As of December 31, 2017, we had issued INR 2.9 billion ($42.3 million) of letters of credit under the term loan facility, and the balance outstanding on the term loan facility was $18.7 million.

Anantapur Credit Facility

In March 2018, Anantapur Solar Parks Private Limited, our indirect wholly-owned subsidiary and project company, entered into a term loan facility (the “Anantapur Credit Facility”) with J.P. Morgan Securities India Private Limited for borrowings up to INR 1.2 billion ($17.5 million) for costs related to a 20 MW PV solar power plant located in Karnataka, India. The term loan facility matures in February 2021 and is secured by a letter of credit issued by JPMorgan Chase Bank, N.A., Singapore, in favor of the lender. Such letter of credit is secured by a cash deposit placed by First Solar FE Holdings Pte. Ltd. As of June 30, 2018, the balance outstanding on the term loan facility was $16.5 million.

Tungabhadra Credit Facility

In March 2018, Tungabhadra Solar Parks Private Limited, our indirect wholly-owned subsidiary and project company, entered into a term loan facility (the “Tungabhadra Credit Facility”) with J.P. Morgan Securities India Private Limited for borrowings up to INR 1.0 billion ($14.6 million) for costs related to a 20 MW PV solar power plant located in Karnataka, India. The term loan facility matures in February 2021 and is secured by a letter of credit issued by JPMorgan Chase Bank, N.A., Singapore, in favor of the lender. Such letter of credit is secured by a cash deposit placed by First Solar FE Holdings Pte. Ltd. As of June 30, 2018, the balance outstanding on the term loan facility was $13.3 million.

Manildra Credit Facility

In March 2017, Manildra Finco Pty Ltd, our indirect wholly-owned subsidiary and project financing company, entered into a term loan agreement (the “Manildra Credit Facility”) with Société Générale S.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. for aggregate borrowings up to AUD 81.7 million ($60.3 million) for costs related to a 49 MW PV solar power plant located in New South Wales, Australia. The credit facility consists of an AUD 75.7 million ($55.9 million) construction loan facility and an additional AUD 6.0 million ($4.4 million) goods and service tax facility (or “GST facility”) to fund certain taxes associated with the construction of the associated project. Upon completion of the project’s construction, the construction loan facility will convert to a term loan facility, which matures in March 2022. The GST facility matures in March 2019. The credit facility is secured by pledges of the borrower’s assets, accounts, material project documents, and by the equity interests in the entity. As of June 30, 2018 and December 31, 2017, the balance outstanding on the term loan facility was $59.0 million and $62.5 million, respectively.

Beryl Credit Facility

In May 2018, FS NSW Project No 1 Finco Pty Ltd, our wholly-owned subsidiary and project financing company, entered into a term loan agreement (the “Beryl Credit Facility”) with MUFG Bank, Ltd.; Société Générale, Hong Kong Branch; and Mizuho Bank, Ltd. for aggregate borrowings up to AUD 146.4 million ($108.1 million) for the development and construction of an 87 MW PV solar power plant located in New South Wales, Australia. The credit facility consists of an AUD 135.4 million ($100.0 million) construction loan facility, an AUD 7.0 million ($5.2 million) GST facility to fund certain taxes associated with the construction of the project, and an AUD 4.0 million ($3.0 million) letter of credit facility. Upon completion of the project’s construction, the construction loan facility will convert to a term loan facility. The term loan facility matures in May 2023, and the GST facility matures in May 2020. The credit facility is secured by pledges of the borrower’s assets, accounts, material project documents, and by the equity interests in the entity. As of June 30, 2018, the balance outstanding on the term loan facility was $35.3 million.

Variable Interest Rate Risk

Certain of our long-term debt agreements bear interest at prime, LIBOR, TIBOR, BBSY, or equivalent variable rates. An increase in these variable rates would increase the cost of borrowing under our Revolving Credit Facility and certain project specific debt financings. Our long-term debt borrowing rates as of June 30, 2018 were as follows:

Loan Agreement	June 30, 2018
Revolving Credit Facility	4.09%
Luz del Norte Credit Facilities (1)	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
Ishikawa Credit Agreement	Senior loan facility at 6-month TIBOR plus 0.75% (2)
Consumption tax facility at 3-month TIBOR plus 0.5%
Japan Credit Facility	1-month TIBOR plus 0.5%
Tochigi Credit Facility	3-month TIBOR plus 1.0%
Mashiko Credit Agreement	Senior loan facility at 6-month TIBOR plus 0.70%
Consumption tax facility at 3-month TIBOR plus 0.5%
Anantapur Credit Facility	INR overnight indexed swap rate plus 1.5%
Tungabhadra Credit Facility	INR overnight indexed swap rate plus 1.5%
Manildra Credit Facility	Construction loan facility at 1-month BBSY plus 1.70% (2)
GST facility at 1-month BBSY plus 1.60%
Beryl Credit Facility	Construction loan facility at 1-month BBSY plus 1.55% (2)
GST facility at 1-month BBSY plus 1.00%
Capital lease obligations	Various
——————————

(1)	Outstanding balance comprised of $162.7 million of fixed rate loans and $24.5 million of variable rate loans as of June 30, 2018.

(2)
We have entered into interest rate swap contracts to hedge portions of these variable rates. See Note 7. “Derivative Financial Instruments” to our condensed consolidated financial statements for additional information.

Future Principal Payments

At June 30, 2018, the future principal payments on our long-term debt, excluding payments related to capital leases, were due as follows (in thousands):

Total Debt
Remainder of 2018	$1,144
2019	11,212
2020	28,292
2021	43,324
2022	59,439
Thereafter	325,412
Total long-term debt future principal payments	$468,823

11. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit, bank guarantees, and surety bonds to provide financial and performance assurance to third parties. Our amended and restated Revolving Credit Facility provides us with a sub-limit of $400.0 million to issue letters of credit, subject to certain additional limits depending on the currencies of the letters of credit, at a fee based on the applicable margin for Eurocurrency revolving loans and a fronting fee. As of June 30, 2018, we had $52.3 million in letters of credit issued under our Revolving Credit Facility, leaving $347.7 million of availability for the issuance of additional letters of credit. The majority of these letters of credit supported our systems projects. As of June 30, 2018, we also had $0.6 million of bank guarantees and letters of credit under separate agreements that were posted by certain of our foreign subsidiaries, $260.5 million of letters of credit issued under three bilateral facilities, of which $34.9 million was secured with cash, and $136.8 million of surety bonds outstanding, primarily for our systems projects. The available bonding capacity under our surety lines was $579.7 million as of June 30, 2018.

In addition to the commercial commitments noted above, we also issued certain commercial letters of credit, also known as letters of undertaking, under our Hindupur Credit Facility as discussed in Note 10. “Debt” to our condensed consolidated financial statements. Such commercial letters of credit represented conditional commitments on the part of the issuing financial institution to provide payment on amounts drawn in accordance with the terms of the individual documents. As part of the financing of the associated systems projects, we presented these commercial letters of credit to other financial institutions, whereby we received immediate funding, and these other financial institutions agreed to settle such letters at a future date. At the time of settlement, the balance of the commercial letters of credit would be included in the balance outstanding of the credit facility. In the periods between the receipt of cash and the subsequent settlement of the commercial letters of credit, we accrued interest on the balance or otherwise accreted any discounted value of the letters to their face value and recorded such amounts as “Interest expense, net” on our condensed consolidated statements of operations. In March 2018, we completed the sale of our Hindupur projects, and the outstanding letters of credit of $43.3 million under the Hindupur Credit Facility were assumed by the customer. As of December 31, 2017, we accrued $43.4 million for contingent obligations associated with such commercial letters of credit. These amounts were classified as “Other liabilities” on our condensed consolidated balance sheets to align with the timing in which we expected to settle such obligations as payments under the associated credit facility.

Supply Agreements

In April 2018, we entered into a supply agreement for the purchase of substrate glass for our PV solar modules. Under the terms of the agreement, we expect to pay approximately $2.4 billion over the supply period, which ends in December 2027. The agreement includes an aggregate termination penalty up to $350 million, of which $250 million declines on a straight-line basis over a period of five years beginning in July 2020 and $100 million declines on a straight-line basis over a period of eight years beginning in October 2019.

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

Product warranty activities during the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product warranty liability, beginning of period	$225,800	$253,422	$224,274	$252,408
Accruals for new warranties issued	1,836	5,270	5,468	10,286
Settlements	(2,472)	(2,249)	(5,081)	(3,916)
Changes in estimate of product warranty liability	649	(16,742)	1,152	(19,077)
Product warranty liability, end of period	$225,813	$239,701	$225,813	$239,701
Current portion of warranty liability	$32,241	$37,217	$32,241	$37,217
Noncurrent portion of warranty liability	$193,572	$202,484	$193,572	$202,484

We estimate our limited product warranty liability for power output and defects in materials and workmanship under normal use and service conditions based on warranty return rates of approximately 1% to 3% for modules covered under warranty, depending on the series of module technology. As of June 30, 2018, a 1% change in estimated warranty return rates would change our module warranty liability by $74.5 million, and a 1% change in the estimated warranty return rate for BoS parts would not have a material impact on the associated warranty liability.

Performance Guarantees

As part of our systems business, we conduct performance testing of a system prior to substantial completion to confirm the system meets its operational and capacity expectations noted in the engineering, procurement, and construction (“EPC”) agreement. In addition, we may provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable period meets or exceeds the modeled energy expectation, after certain adjustments. If there is an underperformance event with regards to these tests, we may incur liquidated damages as specified in the EPC contract. In certain instances, a bonus payment may be received at the end of the applicable test period if the system performs above a specified level. As of June 30, 2018 and December 31, 2017, we accrued $8.6 million and $2.1 million, respectively, of estimated obligations under such arrangements, which were classified as “Other current liabilities” in our condensed consolidated balance sheets.

As part of our O&M service offerings, we typically offer an effective availability guarantee, which stipulates that a system will be available to generate a certain percentage of total possible energy during a specific period after adjusting for factors outside of our control as the service provider, such as weather, curtailment, outages, force majeure, and other conditions that may affect system availability. Effective availability guarantees are only offered as part of our O&M services and terminate at the end of an O&M arrangement. If we fail to meet the contractual threshold for these guarantees, we may incur liquidated damages for certain lost energy under the PPA. Our O&M agreements typically contain provisions limiting our total potential losses under an agreement, including amounts paid for liquidated damages, to a percentage of O&M fees. Many of our O&M agreements also contain provisions whereby we may receive a bonus payment if system availability exceeds a separate threshold. As of June 30, 2018 and December 31, 2017, we did not accrue any estimated obligations under our effective availability guarantees.

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

We estimate the fair value of indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460-10-35-2 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. Changes to any such indemnification liabilities provided are recorded as adjustments to revenue. As of June 30, 2018 and December 31, 2017, we accrued $3.0 million and $4.9 million of noncurrent indemnification liabilities, respectively, for tax related indemnifications. As of December 31, 2017, we also accrued $2.9 million of current indemnification liabilities for such matters. As of June 30, 2018, the maximum potential amount of future payments under our tax related indemnifications was $122.3 million, and we held insurance policies allowing us to recover up to $84.9 million of potential amounts paid under the indemnifications covered by the policies.

Contingent Consideration

As part of our prior acquisition of Enki Technology, Inc. (“Enki”), we agreed to pay additional consideration to the selling shareholders contingent upon the achievement of certain production and module performance milestones. As of June 30, 2018 and December 31, 2017, we accrued $3.5 million and $1.8 million of current liabilities, respectively, for our contingent obligations associated with the Enki acquisition based on their estimated fair values and the expected timing of payment.

We continually seek to make additions to our advanced-stage project pipeline by actively developing our early-to-mid-stage project pipeline and by pursuing opportunities to acquire projects at various stages of development. In connection with such project acquisitions, we may agree to pay additional amounts to project sellers upon the achievement of certain milestones, such as obtaining a PPA, obtaining financing, or selling the project to a new owner. We recognize a project acquisition contingent liability when we determine that such a liability is both probable and reasonably estimable, and the carrying amount of the related project asset is correspondingly increased. In May 2018, we acquired a portfolio of development projects in the southeastern United States for $21.9 million, which included $5.0 million of contingent consideration. As of June 30, 2018 and December 31, 2017, we accrued $9.3 million and $4.4 million of current liabilities, respectively, and $3.0 million and $3.2 million of long-term liabilities, respectively, for project related contingent obligations. Any future differences between the acquisition-date contingent obligation estimate and the ultimate settlement of the obligation are recognized as an adjustment to the project asset, as contingent payments are considered direct and incremental to the underlying value of the related project.

Solar Module Collection and Recycling Liability

We voluntarily established a module collection and recycling program to collect and recycle modules sold and covered under such program once the modules reach the end of their useful lives. For customer sales contracts that include modules covered under this program, we agree to pay the costs for the collection and recycling of qualifying solar modules, and the end-users agree to notify us, disassemble their solar power systems, package the solar modules for shipment, and revert ownership rights over the modules back to us at the end of the modules’ service lives. Accordingly, we record any collection and recycling obligations within “Cost of sales” at the time of sale based on the estimated cost to collect and recycle the covered solar modules. During the three and six months ended June 30, 2018 and 2017, substantially all of our modules sold were not covered by our collection and recycling program.

We estimate the cost of our collection and recycling obligations based on the present value of the expected probability-weighted future cost of collecting and recycling the solar modules, which includes estimates for the cost of packaging materials; the cost of freight from the solar module installation sites to a recycling center; material, labor, and capital costs; the scale of recycling centers; and an estimated third-party profit margin and return on risk for collection and recycling services. We base these estimates on (i) our experience collecting and recycling our solar modules, (ii) the expected timing of when our solar modules will be returned for recycling, and (iii) the expected economic factors at the time the solar modules will be collected and recycled. In the periods between the time of sale and the related settlement of the collection and recycling obligation, we accrete the carrying amount of the associated liability by applying the discount rate used for its initial measurement. We classify accretion as an operating expense within “Selling, general and administrative” expense on our condensed consolidated statements of operations. We periodically review our estimates of expected future recycling costs and may adjust our liability accordingly.

Our module collection and recycling liability was $166.8 million and $166.6 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, a 1% increase in the annualized inflation rate used in our estimated future collection and recycling cost per module would increase our liability by $33.6 million, and a 1% decrease in that rate would decrease our liability by $28.2 million. See Note 5. “Restricted Cash and Investments” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

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

Defendants filed a motion for summary judgment on March 27, 2015. On August 11, 2015, the Arizona District Court granted defendants’ motion in part and denied it in part, and certified an issue for immediate appeal to the Ninth Circuit Court of Appeals (the “Ninth Circuit”). First Solar filed a petition for interlocutory appeal with the Ninth Circuit, and that petition was granted on November 18, 2015. On May 20, 2016, the Pension Schemes moved to vacate the order granting the petition, dismiss the appeal, and stay the merits briefing schedule. On December 13, 2016, the Ninth Circuit denied the Pension Schemes’ motion. On January 31, 2018, the Ninth Circuit issued an opinion affirming the Arizona District Court’s order denying in part defendants’ motion for summary judgment. On March 16, 2018, First Solar filed a petition for panel rehearing or rehearing en banc with the Ninth Circuit. On May 7, 2018, the Ninth Circuit denied defendants’ petition. The case is now pending in the Arizona District Court.

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

On July 17, 2012, the Arizona District Court issued an order granting First Solar’s motion to transfer the derivative actions to Judge David Campbell, the judge to whom the Class Action is assigned. On August 8, 2012, the court consolidated the four derivative actions pending in Arizona District Court, and on August 31, 2012, plaintiffs filed an amended complaint. Defendants filed a motion to stay the action on September 14, 2012. On December 17, 2012, the Arizona District Court granted defendants’ motion to stay pending resolution of the Class Action. On August 13, 2013, Judge Campbell consolidated the two derivative actions transferred from the Delaware District Court with the stayed Arizona derivative actions. On February 19, 2016, the Arizona District Court issued an order lifting the stay in part. Pursuant to the February 19, 2016 order, the plaintiffs filed an amended complaint on March 11, 2016, and defendants filed a motion to dismiss the amended complaint on April 1, 2016. On June 30, 2016, the Arizona District Court granted defendants’ motion to dismiss the insider trading and unjust enrichment claims with prejudice, and further granted defendants’ motion to dismiss the claims for alleged breaches of fiduciary duties with leave to amend. On July 15, 2016, plaintiffs filed a motion to reconsider certain aspects of the order granting defendants’ motion to dismiss. The Arizona District Court denied the plaintiffs’ motion for reconsideration on August 4, 2016. On July 15, 2016, plaintiffs filed a motion to intervene, lift the stay, and unseal documents in the Class Action. On September 30, 2016, the Arizona District Court denied plaintiffs’ motion. On October 17, 2016, plaintiffs filed a notice of appeal to the Ninth Circuit of the September 30, 2016 order (the “Intervention Appeal”). On October 27, 2016, plaintiffs filed a motion to extend the October 31, 2016 deadline to file an amended complaint. On November 29, 2016, the Arizona District Court denied plaintiffs’ request and directed the clerk to terminate the action. On January 23, 2017, the Arizona District Court entered judgment in favor of defendants and terminated the action. On January 27, 2017, plaintiffs filed a notice of appeal to the Ninth Circuit (the “Merits Appeal”). On January 22, 2018, the Ninth Circuit ruled in favor of First Solar in the Intervention Appeal, and dismissed that appeal. On June 13, 2018, the Ninth Circuit ruled in favor of First Solar in the Merits Appeal, and dismissed that appeal.

On July 16, 2013, a derivative complaint was filed in the Superior Court of Arizona, Maricopa County, titled Bargar, et al. v. Ahearn, et al., Case No. CV2013-009938, by a putative stockholder against certain current and former directors and officers of the Company (“Bargar”). The complaint contains similar allegations to the Delaware and Arizona derivative cases, and includes claims for, among other things, breach of fiduciary duties, insider trading, unjust enrichment, and waste of corporate assets. By court order on October 3, 2013, the Superior Court of Arizona, Maricopa County granted the parties’ stipulation to defer defendants’ response to the complaint pending resolution of the Class Action or expiration of the stay issued in the consolidated derivative actions in the Arizona District Court. On November 5, 2013, the matter was placed on the court’s inactive calendar. The parties have jointly sought and obtained multiple requests to continue the stay in this action. Most recently, on June 29, 2018, the court entered an order continuing the stay until November 30, 2018.

The Company believes that the plaintiff in the Bargar derivative action lacks standing to pursue litigation on behalf of First Solar. The Bargar derivative action is still in the initial stages and there has been no discovery. Accordingly, at this time we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the range of potential loss, if any.

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

12. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2018 and 2017 along with the reportable segment for each category (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Category	Segment	2018	2017	2018	2017
Solar modules	Modules	$105,332	$228,392	$266,625	$299,530
Solar power systems	Systems	109,659	340,036	464,069	1,092,518
EPC services	Systems	56,854	14,302	69,572	40,434
O&M services	Systems	24,427	24,964	51,141	49,660
Energy generation (1)	Systems	13,046	15,628	25,176	29,664
Module plus	Systems	—	4	—	3,311
Net sales		$309,318	$623,326	$876,583	$1,515,117
——————————

(1)
During the three and six months ended June 30, 2017, the majority of energy generated and sold by our PV solar power systems was accounted for under ASC 840 consistent with the classification of the associated PPAs.

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

Changes in estimates for sales of systems and EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) module cost forecast changes, (iii) cost related change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect on our condensed consolidated statements of operations. The following table outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and six months ended June 30, 2018 and 2017 as well as the number of projects that comprise such changes. For purposes of the table, we only include projects with changes in estimates that have a net impact on revenue of at least $1.0 million during the periods presented with the exception of the sales and use tax matter described below, for which the aggregate change in estimate has been presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Number of projects (1)	1	3	23	5

(Decrease) increase in revenue from net changes in transaction prices (in thousands) (1)	$(4,513)	$2,680	$48,277	$956
(Decrease) increase in revenue from net changes in input cost estimates (in thousands)	(12,160)	3,400	(10,281)	4,895
Net (decrease) increase in revenue from net changes in estimates (in thousands)	$(16,673)	$6,080	$37,996	$5,851

Net change in estimate as a percentage of aggregate revenue for associated projects	(1.9)%	1.3%	0.4%	0.7%
——————————

(1)
During the six months ended June 30, 2018, we settled a tax examination with the state of California regarding several matters, including certain sales and use tax payments due under lump sum EPC contracts. Accordingly, we revised our estimates of sales and use taxes due for projects in the state of California, which affected the estimated transaction prices for such contracts, and recorded an increase to revenue of $54.6 million.

The following table reflects the changes in our contract assets, which we classify as “Accounts receivable, unbilled” or “Retainage,” and our contract liabilities, which we classify as “Deferred revenue,” for the six months ended June 30, 2018 (in thousands):

	June 30, 2018	December 31, 2017	Six Months Change
Accounts receivable, unbilled	$175,753	$172,594
Retainage	1,958	2,014
Accounts receivable, unbilled and retainage	$177,711	$174,608	$3,103	2%

Deferred revenue (1)	$258,253	$145,073	$113,180	78%
——————————

(1)
Includes $58.8 million and $63.3 million of long-term deferred revenue classified as “Other liabilities” on our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.

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

During the six months ended June 30, 2018, our contract assets increased by $3.1 million primarily due to certain unbilled receivables associated with the Rosamond project, which commenced construction in early 2018, partially offset by scheduled billings on the California Flats project. During the six months ended June 30, 2018, our contract liabilities increased by $113.2 million primarily as a result of advance payments received for sales of solar modules and certain EPC projects in Florida, partially offset by the completion of the sale of certain Japan projects, for which we collected the proceeds in 2017. During the six months ended June 30, 2018 and 2017, we recognized revenue of $55.0 million and $308.1 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

The following table represents our remaining performance obligations as of June 30, 2018 for sales of solar power systems, including uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements for partner developed projects that we are constructing or expect to construct. Such table excludes remaining performance obligations for any sales arrangements that had not fully satisfied the criteria to be considered a contract with a customer pursuant to the requirements of ASC 606. We expect to recognize $1.0 billion of revenue for such contracts through the later of the substantial completion or the closing dates of the projects.

Project/Location	Project Size in MWAC	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	Percentage of Revenue Recognized
California Flats, California	280	Solar power systems	Capital Dynamics	2018	75%
Phoebe, Texas	250	EPC	Innergix Renewable Energy	2019	—%
Rosamond, California	150	Solar power systems	Contracted but not specified	2019	35%
Balm Solar, Florida	74	EPC	Tampa Electric Company	2018	16%
Payne Creek, Florida	70	EPC	Tampa Electric Company	2018	63%
Grange Hall, Florida	61	EPC	Tampa Electric Company	2019	—%
Peace Creek, Florida	55	EPC	Tampa Electric Company	2019	—%
Troy Solar, Indiana	51	EPC	Southern Indiana Gas and Electric Company	2020	—%
Total	991

As of June 30, 2018, we had entered into contracts with customers for the future sale of 8.3 GWDC of solar modules for an aggregate transaction price of $3.0 billion. We expect to recognize such amounts as revenue through 2021 as we transfer control of the modules to customers, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. As of June 30, 2018, we had also entered into long-term O&M contracts covering approximately 7 GWDC of utility-scale PV solar power systems. We expect to recognize $0.5 billion of revenue during the noncancelable term of these O&M contracts over a weighted-average period of 11.6 years.

13. Share-Based Compensation

The following table presents the share-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of sales	$2,286	$1,404	$3,536	$3,104
Selling, general and administrative	6,603	5,475	12,264	9,697
Research and development	1,639	1,460	3,064	2,589
Production start-up	56	32	372	32
Total share-based compensation expense	$10,584	$8,371	$19,236	$15,422

The following table presents share-based compensation expense by type of award for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted and performance stock units	$9,588	$8,192	$17,993	$14,210
Unrestricted stock	419	419	879	838
Stock purchase plan	—	34	—	394
	10,007	8,645	18,872	15,442
Net amount released from (absorbed into) inventory	577	(274)	364	(20)
Total share-based compensation expense	$10,584	$8,371	$19,236	$15,422

Share-based compensation expense capitalized in inventory was $1.7 million and $2.1 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, we had $61.2 million of unrecognized share-based compensation expense related to unvested restricted and performance stock units, which we expect to recognize over a weighted-average period of approximately 1.6 years.

In February 2017, the compensation committee of our board of directors approved a long-term incentive program for key executive officers and associates. The program is intended to incentivize retention of our key executive talent, provide a smooth transition from our former key senior talent equity performance program, and align the interests of executive management and stockholders. Specifically, the program consists of (i) performance stock units to be earned over an approximately three-year performance period beginning in March 2017 and (ii) stub-year grants of separate performance stock units to be earned over an approximately two-year performance period also beginning in March 2017. Vesting of the March 2017 performance stock units is contingent upon the relative attainment of target cost per watt and operating expense metrics. In April 2018, in continuation of our long-term incentive program for key executive officers and associates, the compensation committee of our board of directors approved additional grants of performance stock units to be earned over an approximately three-year performance period beginning in May 2018. Vesting of the May 2018 performance stock units is contingent upon the relative attainment of target gross margin, operating expense, and contracted revenue metrics. Vesting of performance stock units is also contingent upon the employment of program participants through the applicable vesting dates, with limited exceptions in case of death, disability, a qualifying retirement, or a change-in-control of First Solar. Performance stock units were included in the computation of diluted net income per share based on the number of shares that would be issuable if the end of the reporting period were the end of the contingency period.

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

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 to (i) clarify certain aspects of accounting for income taxes under ASC 740 in the reporting period the Tax Act was signed into law when information is not yet available or complete and (ii) provide a measurement period up to one year to complete the accounting for the Tax Act. We have not completed our accounting for the Tax Act but have, in certain cases, made reasonable estimates of the effects of the Tax Act. In other cases, we have not been able to make a reasonable estimate of such tax effects and have continued to account for the affected items, including state income taxes to the extent there is uncertainty regarding conformity to the federal tax system, based on previous tax laws. In all cases, we will continue to make and refine our estimates as additional analysis is completed. Our estimates may also be refined as we gain a more thorough understanding of the tax law. Any changes to our provisional estimates could be material to income tax expense.

As a result of the Tax Act, we remeasured certain deferred tax assets and liabilities based on the tax rate applicable to when the temporary differences are expected to reverse in the future, which is generally 21%, and recorded a provisional tax expense of $6.6 million for the year ended December 31, 2017. No adjustments to this provisional amount were made during the three and six months ended June 30, 2018. We continue to evaluate certain aspects of the Tax Act, which could potentially affect the remeasurement of these deferred tax balances and result in additional tax expense.

The transition tax was based on our total post-1986 foreign earnings and profits, which we had deferred from U.S. income taxes under previous tax law. We estimated and recorded a provisional transition tax expense of $401.5 million for the year ended December 31, 2017. No adjustments to this provisional amount were made during the three and six months ended June 30, 2018. As we continue gathering additional information to finalize our calculations of post-1986 foreign earnings and profits previously deferred from U.S. income taxes, the provisional amount may change. We have not completed our accounting for the transition tax, and as we finalize and complete our plans for the reinvestment or repatriation of unremitted foreign earnings and are able to calculate the resulting tax effects, we expect to record such tax effects, if any, and disclose such plans within the measurement period.

The Tax Act subjects a U.S. shareholder to tax on GILTI earned by foreign corporate subsidiaries. Because of the complexity of the new GILTI, BEAT, and FDII provisions of the Tax Act and different aspects of our estimated future results of global operations, we continue to evaluate the effects of the GILTI provisions and have not yet determined our accounting policy election to (i) record taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (ii) factor such amounts into our measurement of deferred income taxes (the “deferred method”). Based on our evaluation, we included an estimate of the tax on GILTI in our effective tax rate for the six months ended June 30, 2018 but did not recognize additional GILTI on deferred items. We expect to complete our accounting for the GILTI provisions of the Tax Act and make a corresponding accounting policy election within the prescribed measurement period.

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

Our effective tax rate was 345.0% and (135.6)% for the six months ended June 30, 2018 and 2017, respectively. The increase in our effective tax rate was primarily driven by losses in certain jurisdictions for which no tax benefit could be recorded and the relative size of our pretax income in the current period, a discrete tax benefit in 2017 associated with the acceptance of our election to classify certain of our German subsidiaries as disregarded entities of First Solar, Inc., and changes in certain of our uncertain tax positions, including interest and penalties, partially offset by excess tax benefits associated with share-based compensation. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to losses in certain jurisdictions for which no tax benefit could be recorded and changes in certain of our uncertain tax positions, including interest and penalties, partially offset by the beneficial impact of our Malaysian tax holiday and excess tax benefits associated with share-based compensation.

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

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740. It is reasonably possible that $9.4 million of uncertain tax positions will be recognized within the next 12 months due to the expiration of the statute of limitations associated with such positions.

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

The calculation of basic and diluted net (loss) income per share for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic net (loss) income per share
Numerator:
Net (loss) income	$(48,491)	$51,963	$34,460	$61,092
Denominator:
Weighted-average common shares outstanding	104,776	104,338	104,664	104,221

Diluted net (loss) income per share
Denominator:
Weighted-average common shares outstanding	104,776	104,338	104,664	104,221
Effect of restricted and performance stock units and stock purchase plan shares	—	273	1,570	290
Weighted-average shares used in computing diluted net (loss) income per share	104,776	104,611	106,234	104,511

Net (loss) income per share:
Basic	$(0.46)	$0.50	$0.33	$0.59
Diluted	$(0.46)	$0.50	$0.32	$0.58

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2018 and 2017 as such shares would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Anti-dilutive shares	1,943	245	290	291

16. Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive income or loss includes foreign currency translation adjustments, unrealized gains and losses on available-for-sale debt securities, and unrealized gains and losses on derivative instruments designated and qualifying as cash flow hedges. The following table presents the changes in accumulated other comprehensive (loss) income, net of tax, for the six months ended June 30, 2018 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Investments	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2017	$(65,346)	$68,388	$(783)	$2,259
Other comprehensive (loss) income before reclassifications	(9,045)	(9,096)	1,201	(16,940)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(19,473)	1,744	(17,729)
Net tax effect	—	3,151	(978)	2,173
Net other comprehensive (loss) income	(9,045)	(25,418)	1,967	(32,496)
Balance as of June 30, 2018	$(74,391)	$42,970	$1,184	$(30,237)

The following table presents the pretax amounts reclassified from accumulated other comprehensive (loss) income into our condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Unrealized gain on marketable securities and restricted investments	Other (loss) income, net	$3	$3	$19,473	$49
Unrealized loss on derivative contracts:
Foreign exchange forward contracts	Net sales	(1,744)	—	(1,744)	—
Total amount reclassified		$(1,741)	$3	$17,729	$49

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

The following tables present certain financial information for our reportable segments for the three and six months ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017 (in thousands):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Modules	Systems	Total	Modules	Systems	Total
Net sales	$105,332	$203,986	$309,318	$228,392	$394,934	$623,326
Gross (loss) profit	(26,551)	18,493	(8,058)	39,137	71,756	110,893
Depreciation and amortization expense	18,014	4,817	22,831	15,877	6,418	22,295

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Modules	Systems	Total	Modules	Systems	Total
Net sales	$266,625	$609,958	$876,583	$299,530	$1,215,587	$1,515,117
Gross (loss) profit	(16,273)	181,013	164,740	49,272	145,805	195,077
Depreciation and amortization expense	27,263	10,095	37,358	38,376	12,316	50,692

	June 30, 2018			December 31, 2017
	Modules	Systems	Total	Modules	Systems	Total
Goodwill	$14,462	$—	$14,462	$14,462	$—	$14,462

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: effects resulting from certain module manufacturing changes and associated restructuring activities; our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties, solar module technology and cost reduction roadmaps, restructuring, product reliability, equity method investments, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; the impact of public policies, such as tariffs or other trade remedies imposed on solar cells and modules; effects resulting from pending litigation; our ability to expand manufacturing capacity worldwide; our ability to reduce the costs to develop and construct PV solar power systems; research and development (“R&D”) programs and our ability to improve the conversion efficiency of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” and the negative or plural of these words, and other comparable terminology.

Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q and therefore speak only as of the filing date. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason, whether as a result of new information, future developments, or otherwise. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the SEC. You should carefully consider the risks and uncertainties described under these sections.

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

Certain of our financial results and other key operational developments for the three months ended June 30, 2018 include the following:

•
Net sales for the three months ended June 30, 2018 decreased by 50% to $309.3 million compared to $623.3 million for the same period in 2017. The decrease in net sales was primarily due to the sale of the Switch Station projects during the three months ended June 30, 2017 and a decrease in third-party module sales, partially offset by ongoing construction activities at the Rosamond, Payne Creek, and California Flats projects.

•
Gross profit for the three months ended June 30, 2018 decreased 20.4 percentage points to (2.6)% from 17.8% for the same period in 2017. The decrease in gross profit was primarily due to higher under-utilization charges associated with the initial ramp of certain Series 6 manufacturing lines, a mix of lower gross profit projects sold or under construction during the period, and reductions in the average selling price per watt of our modules sold directly to third parties.

•
As of June 30, 2018, we had 4.0 GW of installed annual production capacity at our manufacturing facilities in Perrysburg, Ohio and Kulim, Malaysia. We produced 0.6 GW of solar modules during the three months ended June 30, 2018, which was consistent with the same period in 2017. We expect to produce approximately 2.8 GW of solar modules during 2018, including 0.8 GW of Series 6 modules.

•
In April 2018, we commenced commercial production of Series 6 modules at our manufacturing facility in Perrysburg, Ohio. In June 2018, we completed certain internal qualification procedures at our Series 6 manufacturing facility in Kulim, Malaysia, and in July 2018, we commenced commercial production of Series 6 modules at the facility. We also expect to commence commercial production of Series 6 modules at our Ho Chi Minh City, Vietnam manufacturing facility later in 2018.

Market Overview

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. In particular, module average selling prices in global markets have experienced an accelerated decline in recent periods and are expected to continue to decline to some degree in the future. In the aggregate, we believe manufacturers of solar cells and modules have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. We believe the solar industry may from time to time experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will continue to put pressure on pricing. We believe the solar industry is currently in such a period, due in part to recent developments in China, which include feed-in-tariff reductions causing deferment of in-country project development. Additionally, intense competition at the system level may result in an environment in which pricing falls rapidly, thereby further increasing demand for solar energy solutions but constraining the ability for project developers, EPC companies, and vertically-integrated solar companies such as First Solar to sustain meaningful and consistent profitability. In light of such market realities, we are focusing on our strategies and points of differentiation, which include our advanced module and system technologies, our manufacturing process, our vertically-integrated business model, our financial viability, and the sustainability advantage of our modules and systems.

Global solar markets continue to develop, in part aided by demand elasticity resulting from declining industry average selling prices, both at the module and system levels, which make solar power more affordable. We are developing, constructing, and operating multiple solar projects around the world as we continue to execute on our advanced-stage utility-scale project pipeline. We expect a significant portion of our future consolidated net sales, operating income, and cash flows to be derived from such projects. We also continue to develop our early-to-mid-stage project pipeline and evaluate acquisitions of projects to further expand both our early-to-mid-stage and advanced-stage project pipelines. See the tables under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Systems Project Pipeline” for additional information about projects within our advanced-stage project pipeline.

Lower industry module and system pricing, while currently challenging for certain module manufacturers (particularly manufacturers with higher cost structures), is expected to continue to contribute to diversification in global electricity generation and further demand for solar energy solutions. Over time, we believe that solar energy generation will experience widespread adoption as it competes economically with traditional forms of energy generation. In the near term, however, declining average selling prices are expected to adversely affect our results of operations relative to prior years. If competitors reduce pricing to levels below their costs; bid aggressively low prices for module sale agreements, EPC agreements, and PPAs; or are able to operate at minimal or negative operating margins for sustained periods of time, our results of operations could be further adversely affected. In certain markets in California and elsewhere, an oversupply imbalance at the grid level may further reduce short-to-medium term demand for new solar installations relative to prior years, lower PPA pricing, and lower margins on module and system sales to such markets. We continue to mitigate these uncertainties in part by executing on our module technology improvements, including our transition to Series 6 module manufacturing, continuing the development of key markets, and implementing certain other cost reduction initiatives, including both manufacturing, BoS, and other operating costs.

We face intense competition from manufacturers of crystalline silicon solar modules and developers of solar power projects. Solar module manufacturers compete with one another on price and on several module value attributes, including conversion efficiency, energy yield, and reliability, and developers of systems compete on various factors such as net present value, return on equity, and levelized cost of electricity (“LCOE”), meaning the net present value of a system’s total life cycle costs divided by the quantity of energy that is expected to be produced over the system’s life. As noted above, competition on the basis of selling price per watt has intensified in recent periods, which has contributed to declines in module average selling prices in several key markets. Many crystalline silicon cell and wafer manufacturers continue to transition from lower efficiency Back Surface Field (“BSF”) multi-crystalline cells (the legacy technology against which we have generally competed in our markets) to higher efficiency Passivated Emitter Rear Contact (“PERC”) multi-crystalline and mono-crystalline cells at competitive cost structures.

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

Given the smaller size (sometimes referred to as form factor) of our Series 4 modules compared to certain types of crystalline silicon modules, we may incur higher labor and BoS costs associated with the construction of systems using our Series 4 modules. Thus, to compete effectively on an LCOE basis, our Series 4 modules may need to maintain a certain cost advantage per watt compared to crystalline silicon-based modules with larger form factors. Our next generation Series 6 modules have a larger form factor along with better product attributes and a lower manufacturing cost structure. Accordingly, the larger form factor and design of our Series 6 modules is expected to reduce the number of electrical connections and hardware required for system installation. The resulting labor and material savings are expected to represent a significant improvement compared to current technologies and a substantial reduction in total installed system costs resulting in improved project returns as BoS costs represent a significant portion of the costs associated with the construction of a typical utility-scale system.

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

Certain Trends and Uncertainties

We believe that our operations may be favorably or unfavorably impacted by the following trends and uncertainties that may affect our financial condition and results of operations. See Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, and Item 1A. of this Quarterly Report on Form 10-Q for discussions of other risks (the “Risk Factors”) that may affect our financial condition and results of operations.

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

On occasion, we may temporarily own and operate certain systems with the intention to sell them at a later date. We may also elect to construct and temporarily retain ownership interests in partially contracted or uncontracted systems for which there is a partial or no PPA with an off-taker, such as a utility, but rather an intent to sell a portion of or all the electricity produced by the system on an open contract basis until the system is sold. Expected revenue from projects without a PPA for the full offtake of the system is subject to greater variability and uncertainty based on market factors and is typically lower than projects with a PPA for the full offtake of the system. Additionally, our joint ventures and other business arrangements with strategic partners have and may in the future result in us temporarily retaining a noncontrolling ownership interest in the underlying systems projects we develop, supply modules to, or construct, potentially for a period of up to several years. In each of the above mentioned examples, we may retain such ownership interests in a consolidated or unconsolidated separate entity.

We continually evaluate forecasted global demand, competition, and our addressable market and seek to effectively balance manufacturing capacity with market demand and the nature and extent of our competition. In July 2017, we announced plans to utilize our previously idled Vietnamese manufacturing plant for production of our next generation Series 6 modules. In December 2017, we subsequently announced plans to construct a second and identical Series 6 manufacturing plant adjacent to our existing Vietnamese manufacturing plant. In April 2018, we announced plans to construct an additional Series 6 manufacturing plant in Lake Township, Ohio, a short distance from our manufacturing plant in Perrysburg, Ohio. Our Vietnamese plants, recently announced second U.S. plant, and any other potential investments to add or otherwise modify our manufacturing capacity in response to market demand and competition may require significant internal and possibly external sources of liquidity and may be subject to certain risks and uncertainties described in the Risk Factors, including those described under the headings “Our future success depends on our ability to effectively balance manufacturing production with market demand, convert existing production facilities to support new product lines, such as our transition to Series 6 module manufacturing, and, when necessary, continue to build new manufacturing plants over time in response to such demand and add production lines in a cost-effective manner, all of which are subject to risks and uncertainties” and “If any future production lines are not built in line with our committed schedules, it may impair any future growth plans. If any future production lines do not achieve operating metrics similar to our existing production lines, our solar modules could perform below expectations and cause us to lose customers.”

Systems Project Pipeline

The following tables summarize, as of July 26, 2018, our approximately 2.6 GW advanced-stage project pipeline. The actual volume of modules installed in our projects will be greater than the project size in MWAC as module volumes required for a project are based upon MWDC, which will be greater than the MWAC size pursuant to a DC-AC ratio typically ranging from 1.2 to 1.3. Such ratio varies across different projects due to various system design factors. Projects are typically removed from our advanced-stage project pipeline tables below once we substantially complete construction of the project and after substantially all of the associated project revenue is recognized. Projects, or portions of projects, may also be removed from the tables below in the event an EPC-contracted or partner-developed project does not obtain permitting or financing, a project is not able to be sold due to the changing economics of the project or other factors, or we decide to temporarily own and operate, or retain interests in, such project based on strategic opportunities or market factors.

Projects under Sales Agreements
(Includes uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements, including partner developed projects that we will be or are constructing.)

Project/Location	Project Size in MWAC	PPA Contracted Partner	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	% of Revenue Recognized as of June 30, 2018
California Flats, California	280	PG&E / Apple (1)	Capital Dynamics	2018	75%
Phoebe, Texas	250	Shell Energy North America	Innergix Renewable Energy	2019	—%
Twiggs County Solar, Georgia	200	Georgia Power Company	Origis Holdings USA	2020	—%
Rosamond, California	150	SCE	(3)	2019	35%
Balm Solar, Florida	74	(2)	Tampa Electric Company	2018	16%
Payne Creek, Florida	70	(2)	Tampa Electric Company	2018	63%
Grange Hall, Florida	61	(2)	Tampa Electric Company	2019	—%
Peace Creek, Florida	55	(2)	Tampa Electric Company	2019	—%
Troy Solar, Indiana	51	(2)	Southern Indiana Gas and Electric Company	2020	—%
Manildra, Australia	49	EnergyAustralia	New Energy Solar	2018	—%
Total	1,240

Projects with Executed PPAs Not Under Sales Agreements

Project/Location	Project Size in MWAC	PPA Contracted Partner	Fully Permitted	Expected or Actual Substantial Completion Year	% Complete as of June 30, 2018
Sun Streams, Arizona	150	SCE	Yes	2019	14%
Southwestern U.S.	150	(3)	Yes	2020/2021	4%
Luz del Norte, Chile	141	(4)	Yes	2016	100%
American Kings Solar, California	123	SCE	No	2020	16%
Willow Springs, California	100	SCE	Yes	2018	35%
Sunshine Valley, Nevada	100	SCE	Yes	2019	4%
Japan (multiple locations)	89	(5)	No	2019/2020	26%
Beryl, Australia	87	(6)	Yes	2019	31%
Willow Springs 3, California	75	(3)	Yes	2021	7%
Seabrook, South Carolina	73	South Carolina Electric and Gas Company	No	2020	3%
Sun Streams PVS, Arizona	65	APS	No	2020	2%
Ishikawa, Japan	59	Hokuriku Electric Power Company	Yes	2018	75%
Little Bear, California	40	Marin Clean Energy (7)	No	2020	5%
Miyagi, Japan	40	Tohoku Electric Power Company	Yes	2021	12%
India (multiple locations)	40	(8)	Yes	2017	100%
Total	1,332
——————————

(1)	PG&E – 150 MWAC and Apple Energy, LLC – 130 MWAC

(2)	Utility-owned generation

(3)	Contracted but not specified

(4)	Approximately 70 MWAC of the plant’s capacity is contracted under PPAs

(5)	Hokuriku Electric Power Company and Tokyo Electric Power Company

(6)	Approximately 55 MWAC of the plant’s capacity is contracted with Transport for NSW

(7)	Expandable to 160 MWAC, subject to satisfaction of certain PPA contract conditions

(8)	Gulbarga Electricity Supply Co. – 20 MWAC and Chamundeshwari Electricity Supply Co. – 20 MWAC

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	102.6%	82.2%	81.2%	87.1%
Gross (loss) profit	(2.6)%	17.8%	18.8%	12.9%
Selling, general and administrative	16.4%	7.9%	10.5%	6.4%
Research and development	6.6%	3.4%	4.6%	2.9%
Production start-up	7.9%	1.3%	7.0%	0.6%
Restructuring and asset impairments	—%	2.9%	—%	2.5%
Operating (loss) income	(33.5)%	2.2%	(3.4)%	0.4%
Foreign currency gain (loss), net	0.8%	(0.4)%	—%	(0.1)%
Interest income	5.5%	1.2%	3.3%	0.9%
Interest expense, net	(2.0)%	(1.0)%	(1.3)%	(1.0)%
Other (loss) income, net	(1.4)%	(0.4)%	1.6%	1.5%
Income tax benefit (expense)	2.0%	6.4%	(0.6)%	2.3%
Equity in earnings, net of tax	13.0%	0.3%	4.4%	0.1%
Net (loss) income	(15.7)%	8.3%	3.9%	4.0%

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

Net sales

Modules Business

We generally price and sell our solar modules per watt of nameplate power. During the three and six months ended June 30, 2018, we sold the majority of our solar modules to integrators and operators of systems in the United States, Tanzania, and Turkey, and substantially all of our modules business net sales were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts.

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

The following table shows net sales by reportable segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Three Month Change		2018	2017	Six Month Change
Modules	$105,332	$228,392	$(123,060)	(54)%	$266,625	$299,530	$(32,905)	(11)%
Systems	203,986	394,934	(190,948)	(48)%	609,958	1,215,587	(605,629)	(50)%
Net sales	$309,318	$623,326	$(314,008)	(50)%	$876,583	$1,515,117	$(638,534)	(42)%

Net sales from our modules segment decreased $123.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to a 48% decrease in the volume of watts sold and an 11% decrease in the average selling price per watt. Net sales from our systems segment decreased $190.9 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily as a result of the sale of the Switch Station projects in 2017, which were substantially complete when we entered into the associated sales contract with the customer, partially offset by ongoing construction activities at the Rosamond, Payne Creek, and California Flats projects.

Net sales from our modules segment decreased $32.9 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to a 15% decrease in the average selling price per watt, partially offset by a 5% increase in the volume of watts sold. Net sales from our systems segment decreased $605.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the sale of the Moapa and Switch Station projects in 2017, which were substantially complete when we entered into the associated sales contracts with the customers, partially offset by the sale of certain India projects and the Rosamond project in 2018, ongoing construction activities at the California Flats project, and the commencement of construction on the Payne Creek project in early 2018.

Cost of sales

Modules Business

Our modules business cost of sales includes the cost of raw materials and components for manufacturing solar modules, such as glass, transparent conductive coatings, CdTe and other thin film semiconductors, laminate materials, connector assemblies, edge seal materials, and frames. In addition, our cost of sales includes direct labor for the manufacturing of solar modules and manufacturing overhead, such as engineering, equipment maintenance, quality and production control, and information technology. Our cost of sales also includes depreciation of manufacturing plant and equipment, facility-related expenses, environmental health and safety costs, and costs associated with shipping, warranties, and solar module collection and recycling (excluding accretion).

Systems Business

For our systems business, project-related costs include development costs (legal, consulting, transmission upgrade, interconnection, permitting, and other similar costs), EPC costs (consisting primarily of solar modules, inverters, electrical and mounting hardware, project management and engineering costs, and construction labor costs), and site specific costs.

The following table shows cost of sales by reportable segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Three Month Change		2018	2017	Six Month Change
Modules	$131,883	$189,255	$(57,372)	(30)%	$282,898	$250,258	$32,640	13%
Systems	185,493	323,178	(137,685)	(43)%	428,945	1,069,782	(640,837)	(60)%
Total cost of sales	$317,376	$512,433	$(195,057)	(38)%	$711,843	$1,320,040	$(608,197)	(46)%
% of net sales	102.6%	82.2%			81.2%	87.1%

Our cost of sales decreased $195.1 million, or 38%, and increased 20.4 percentage points as a percent of net sales for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease in cost of sales was driven by a $137.7 million decrease in our systems segment cost of sales primarily due to the sale of the Switch Station projects in 2017. The decrease in cost of sales was also driven by a $57.4 million decrease in our modules segment cost of sales primarily as a result of lower costs of $96.3 million from a decrease in the volume of modules sold, partially offset by higher under-utilization charges associated with the initial ramp of certain Series 6 manufacturing lines, which increased cost of sales by $21.0 million, and a reduction to our product warranty liability of $12.5 million during the three months ended June 30, 2017 due to lower legacy module replacement costs.

Our cost of sales decreased $608.2 million, or 46%, and decreased 5.9 percentage points as a percent of net sales for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease in cost of sales was driven by a $640.8 million decrease in our systems segment cost of sales primarily due to the sale of the Moapa and Switch Station projects in 2017. This decrease in cost of sales was partially offset by a $32.6 million increase in our modules segment cost of sales primarily as a result of the higher under-utilization charges described above, higher costs of $13.7 million due to an increase in the volume of modules sold, and the reduction to our product warranty liability during the three months ended June 30, 2017 described above, partially offset by continued cost reductions in the cost per watt of our solar modules, which decreased cost of sales by $15.4 million.

Gross (loss) profit

Gross (loss) profit may be affected by numerous factors, including the selling prices of our modules and systems, our manufacturing costs, project development costs, BoS costs, the capacity utilization of our manufacturing facilities, and foreign exchange rates. Gross profit may also be affected by the mix of net sales from our modules and systems businesses.

The following table shows gross profit for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Three Month Change		2018	2017	Six Month Change
Gross (loss) profit	$(8,058)	$110,893	$(118,951)	(107)%	$164,740	$195,077	$(30,337)	(16)%
% of net sales	(2.6)%	17.8%			18.8%	12.9%

Gross (loss) profit decreased 20.4 percentage points to (2.6)% during the three months ended June 30, 2018 from 17.8% during the three months ended June 30, 2017 due to the higher under-utilization charges described above, a mix of lower gross profit projects sold or under construction during the period, and reductions in the average selling price per watt of our modules sold directly to third parties as described above.

Gross (loss) profit increased 5.9% to 18.8% during the six months ended June 30, 2018 from 12.9% during the six months ended June 30, 2017 primarily as a result of the settlement of a tax examination with the state of California, which affected our estimates of sales and use taxes due for certain projects, and a mix of higher gross profit projects sold during the period, partially offset by the higher under-utilization charges described above. See Note 12. “Revenue from Contracts with Customers” to our condensed consolidated financial statements for additional information on the settlement of the tax examination.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, travel expenses, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Three Month Change		2018	2017	Six Month Change
Selling, general and administrative	$50,854	$48,957	$1,897	4%	$91,980	$97,156	$(5,176)	(5)%
% of net sales	16.4%	7.9%			10.5%	6.4%

Selling, general and administrative expense for the three months ended June 30, 2018 was consistent with the three months ended June 30, 2017. Selling, general and administrative expenses for the six months ended June 30, 2018 decreased compared to the six months ended June 30, 2017 primarily due to lower professional fees and lower business development expenses, partially offset by higher charges for impairments of certain project assets.

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

The following table shows research and development expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Three Month Change		2018	2017	Six Month Change
Research and development	$20,370	$21,341	$(971)	(5)%	$40,694	$44,140	$(3,446)	(8)%
% of net sales	6.6%	3.4%			4.6%	2.9%

The decrease in research and development expense for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to reduced material and module testing costs during our transition to Series 6 module manufacturing and lower R&D facilities expenses.

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

The following table shows production start-up expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Three Month Change		2018	2017	Six Month Change
Production start-up	$24,352	$8,381	$15,971	191%	$61,436	$9,531	$51,905	545%
% of net sales	7.9%	1.3%			7.0%	0.6%

During the three and six months ended June 30, 2018, we incurred production start-up expense for the ongoing transition to Series 6 module manufacturing at our facilities in Kulim, Malaysia and Ho Chi Minh City, Vietnam. We also incurred production start-up expense for the transition to Series 6 module manufacturing at our facility in Perrysburg, Ohio in 2017 and early 2018.

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

The following table shows restructuring and asset impairments for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Three Month Change		2018	2017	Six Month Change
Restructuring and asset impairments	$—	$18,286	$(18,286)	(100)%	$—	$38,317	$(38,317)	(100)%
% of net sales	—%	2.9%			—%	2.5%

During the three and six months ended June 30, 2017 we incurred restructuring and asset impairment charges associated with our transition to Series 6 module manufacturing. Such charges included net losses on the disposition of previously impaired Series 4 and Series 5 manufacturing equipment, severance benefits to terminated employees, and net miscellaneous charges, primarily related to contract terminations, the write-off of operating supplies, and other Series 4 manufacturing exit costs. See Note 3. “Restructuring and Asset Impairments” to our condensed consolidated financial statements for additional information.

Foreign currency gain (loss), net

Foreign currency gain (loss), net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency gain (loss), net for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Three Month Change		2018	2017	Six Month Change
Foreign currency gain (loss), net	$2,422	$(2,444)	$4,866	199%	$(95)	$(2,198)	$2,103	(96)%

Foreign currency gain for the three and six months ended June 30, 2018 increased compared to the three and six months ended June 30, 2017 primarily due to the strengthening of the U.S. dollar relative to certain foreign currencies and lower costs associated with hedging activities related to our subsidiaries in Japan and India.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, and restricted cash and investments. Interest income also includes interest earned from notes receivable and late customer payments.

The following table shows interest income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Three Month Change		2018	2017	Six Month Change
Interest income	$16,865	$7,555	$9,310	123%	$28,689	$13,972	$14,717	105%

Interest income for the three and six months ended June 30, 2018 increased compared to the three and six months ended June 30, 2017 primarily due to higher balances of cash, cash equivalents, and time deposits and increased interest rates associated with such balances.

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

The following table shows interest expense, net for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Three Month Change		2018	2017	Six Month Change
Interest expense, net	$(6,065)	$(6,374)	$309	(5)%	$(11,247)	$(15,543)	$4,296	(28)%

Interest expense, net for the three months ended June 30, 2018 decreased compared to the three months ended June 30, 2017 primarily due to higher interest costs capitalized to certain projects under construction, partially offset by higher levels of project specific debt financings. Interest expense, net for the six months ended June 30, 2018 decreased compared to the six months ended June 30, 2017 primarily due to changes in the fair value of interest rate swap contracts, which do not qualify for hedge accounting, and higher interest costs capitalized to certain projects under construction, partially offset by higher levels of project specific debt financings.

Other (loss) income, net

Other (loss) income, net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted investments.

The following table shows other income, net for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Three Month Change		2018	2017	Six Month Change
Other (loss) income, net	$(4,328)	$(2,699)	$(1,629)	60%	$13,606	$23,162	$(9,556)	(41)%

Other (loss) income, net for the three months ended June 30, 2018 was consistent with the three months ended June 30, 2017. Other (loss) income, net for the six months ended June 30, 2018 decreased compared to the six months ended June 30, 2017 primarily due to a $26.8 million settlement from the resolution of an outstanding matter with a former customer during the six months ended June 30, 2017, partially offset by realized gains of $19.5 million during the six months ended June 30, 2018 from the sale of certain restricted investments.

Income tax benefit (expense)

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

Income tax expense or benefit, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions in which we operate, principally Australia, India, and Malaysia. Significant judgments and estimates are required to determine our consolidated income tax expense. The statutory federal corporate income tax rate in the U.S. decreased from 35% to 21% beginning in January 2018, while the tax rates in Australia, India, and Malaysia are 30%, 34.9%, and 24%, respectively. In Malaysia, we have been granted a long-term tax holiday, scheduled to expire in 2027, pursuant to which substantially all of our income earned in Malaysia is exempt from income tax, conditional upon our continued compliance with certain employment and investment thresholds.

The following table shows income tax expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Three Month Change		2018	2017	Six Month Change
Income tax benefit (expense)	$6,164	$40,028	$(33,864)	(85)%	$(5,461)	$34,349	$(39,810)	(116)%
Effective tax rate	6.5%	(401.6)%			345.0%	(135.6)%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period. Income tax benefit decreased by $33.9 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to a $42.1 million discrete tax benefit in 2017 associated with the acceptance of our election to classify certain of our German subsidiaries as disregarded entities of First Solar, Inc., partially offset by a pretax loss in 2018. Income tax expense increased by $39.8 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the 2017 discrete tax benefit mentioned above and changes in certain of our uncertain tax positions, including interest and penalties, partially offset by excess tax benefits associated with share-based compensation.

Equity in earnings, net of tax

Equity in earnings, net of tax represents our proportionate share of the earnings or losses from equity method investments as well as any gains or losses on the sale or disposal of such investments.

The following table shows equity in earnings, net of tax for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2018	2017	Three Month Change		2018	2017	Six Month Change
Equity in earnings, net of tax	$40,085	$1,969	$38,116	1,936%	$38,338	$1,417	$36,921	2,606%

Equity in earnings, net of tax for the three and six months ended June 30, 2018 increased compared to the three and six months ended June 30, 2017 primarily due to the sale of our ownership interests in 8point3 Operating Company, LLC, which resulted in a gain of $40.3 million, net of tax. See Note 9. “Equity Method Investments” to our condensed consolidated financial statements for additional information.

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

For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our accounting policies during the six months ended June 30, 2018.

Recent Accounting Pronouncements

See Note 2. “Recent Accounting Pronouncements” to our condensed consolidated financial statements for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of June 30, 2018, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, advanced-stage project pipeline, availability under our Revolving Credit Facility considering minimum liquidity covenant requirements, and access to the capital markets will be sufficient to meet our working capital, systems project investment, and capital expenditure needs for at least the next 12 months. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally.

We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, capital expenditures, and strategic discretionary spending. In the future, we may also engage in additional debt or equity financings, including project specific debt financings. We believe that when necessary, we will have adequate access to the capital markets, although our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to industry-wide or company-specific concerns. Such financings could result in increased debt service expenses, dilution to our existing stockholders, or restrictive covenants which could restrain our ability to pursue our strategic plans. As of June 30, 2018, we were in compliance with the covenants for all of our long-term debt facilities.

As of June 30, 2018, we had $3.1 billion in cash, cash equivalents, and marketable securities compared to $3.0 billion as of December 31, 2017. Cash, cash equivalents, and marketable securities as of June 30, 2018 increased primarily as a result of proceeds associated with the sale of our interests in the Partnership and its subsidiaries, a reimbursement of overfunded amounts from our module collection and recycling trust, and proceeds from borrowings under project specific debt financings, partially offset by purchases of property, plant and equipment. As of June 30, 2018 and December 31, 2017, $1.4 billion and $1.6 billion, respectively, of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries and was primarily based in U.S. dollar, Euro, and Indian rupee denominated holdings and U.S. dollar, Euro, and Malaysian ringgit denominated holdings, respectively.

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

Our systems business requires significant liquidity and is expected to continue to have significant liquidity requirements in the future. The net amount of our project assets and related portion of deferred revenue, which approximates our net capital investment in the development and construction of systems projects, was $0.5 billion as of June 30, 2018. Solar power project development and construction cycles, which span the time between the identification of a site location and the commercial operation of a system, vary substantially and can take many years to mature. As a result of these long project cycles and strategic decisions to finance the construction of certain projects using our working capital, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such projects. Delays in construction progress or in completing the sale of our systems projects that we are self-financing may also impact our liquidity. We have historically financed these up-front systems project investments primarily using working capital. In certain circumstances, we may need to finance construction costs exclusively using working capital, if project financing becomes unavailable due to market-wide, regional, or other concerns.

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

Additionally, we may elect to retain an ownership interest in certain systems projects after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a systems project at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of PV solar power system ownership, we may instead elect to temporarily own and operate such systems until we can sell the systems on economically attractive terms. The decision to retain ownership of a system impacts liquidity depending upon the size and cost of the project. As of June 30, 2018, we had $0.3 billion of net PV solar power systems that had been placed in service, primarily in international markets. We have elected, and may in the future elect, to enter into temporary or long-term project financing to reduce the impact on our liquidity and working capital with regards to such projects and systems. We may also consider entering into tax equity or other arrangements with respect to ownership interests in certain of our projects, which could cause a portion of the economics of such projects to be realized over time.

The following additional considerations have impacted or may impact our liquidity for the remainder of 2018 and beyond:

•
We expect to make significant capital investments over the next several years as we transition our production to Series 6 module technology and purchase the related manufacturing equipment and infrastructure. These investments also include the commencement and expansion of operations at our existing manufacturing plant in Vietnam and the construction of an additional U.S. manufacturing plant in Lake Township, Ohio. We expect the aggregate capital investment for currently planned Series 6 related programs to be approximately $1.8 billion, including $0.8 billion of capital expenditures already made as of June 30, 2018. These capital investments are expected to provide an annual Series 6 manufacturing capacity of approximately 6.6 GW once completed. During the remainder of 2018, we expect to spend $400 million to $500 million for capital expenditures, the majority of which is associated with the Series 6 transition. We believe these capital expenditures will, over time, increase our aggregate manufacturing capacity, reduce our manufacturing costs, increase our solar module conversion efficiencies, and reduce the overall cost of systems using our modules.

•
Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing costs. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. In April 2018, we entered into a supply agreement for the purchase of substrate glass for our PV solar modules. Under the terms of the agreement, we expect to pay approximately $2.4 billion over the supply period, which ends in December 2027. In March 2018, we entered into a 10-year supply agreement for the purchase of cover glass for our PV solar modules. Under the terms of the agreement, we expect to pay approximately $500 million over the 10-year supply period, which is scheduled to begin by January 2020.

•
The balance of our solar module inventories and BoS parts was $221.3 million as of June 30, 2018. As we continue to develop and construct our advanced-stage project pipeline, we must produce solar modules and procure BoS parts in volumes sufficient to support our planned construction schedules. As part of this construction cycle, we typically produce or procure these inventories in advance of receiving payment for such materials, which may temporarily reduce our liquidity. Once solar modules and BoS parts are installed in a project, they are classified as either project assets, PV solar power systems, or cost of sales depending on whether the project is subject to a definitive sales contract and whether other revenue recognition criteria have been met. We also produce significant volumes of modules for sale directly to third-parties, which requires us to carry inventories at levels sufficient to satisfy the demand of our customers and the needs of their utility-scale projects, which may also temporarily reduce our liquidity.

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

Cash Flows

The following table summarizes the key cash flow activity for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$83,856	$325,340
Net cash used in investing activities	(372,821)	(326,442)
Net cash provided by financing activities	69,991	136,918
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,077)	3,072
Net (decrease) increase in cash, cash equivalents and restricted cash	$(232,051)	$138,888

Operating Activities

The decrease in net cash provided by operating activities was primarily driven by the sale of the Moapa and Switch Station projects in 2017 and costs associated with the ongoing transition to Series 6 module manufacturing. Such decreases were partially offset by lower expenditures for the construction of certain projects using working capital, the sale of certain India projects, and prepayments received from customers in 2018.

Investing Activities

The increase in net cash used in investing activities was primarily due to an increase in net purchases of marketable securities and restricted investments and higher purchases of property, plant and equipment driven by our transition to Series 6 module manufacturing, partially offset by proceeds associated with the sale of our interests in the Partnership and its subsidiaries in 2018.

Financing Activities

The decrease in net cash provided by financing activities was primarily the result of lower net proceeds from borrowings under our long-term debt arrangements associated with the construction of certain projects in Japan and India and lower proceeds from commercial letters of credit for the construction of certain projects in India.

Contractual Obligations

Our contractual obligations have not materially changed since December 31, 2017 with the exception of borrowings under project specific debt financings, certain glass supply agreements entered into in April and March 2018, and other changes in the ordinary course of business. See Note 10. “Debt” and Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for more information related to the changes in our long-term debt and purchase commitments, respectively. See also our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt. See Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, which could materially affect our business, financial condition, results of operations, or cash flows. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, or cash flows. Except for the updated risk factors appearing below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K or in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.

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

Obtaining long-term contracts for the sale of power produced by our projects at prices and on other terms favorable to us is essential for obtaining financing and commencing construction of our projects. We must compete for PPAs against other developers of solar and renewable energy projects. This intense competition for PPAs has resulted in downward pressure on PPA pricing for newly contracted projects. In addition, we believe the solar industry may experience periods of structural imbalance between supply and demand that put downward pressure on module pricing. This downward pressure on module pricing would also create downward pressure on PPA pricing for newly contracted projects. See the Risk Factor entitled “Competition at the system level can be intense, thereby potentially exerting downward pressure on system-level profit margins industry-wide, which could reduce our profitability and adversely affect our results of operations” contained in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for additional information. If falling PPA pricing results in forecasted project revenue that is insufficient to generate returns anticipated to be demanded in the project sale market, our business, financial condition, and results of operations could be adversely affected.

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

Even if we are able to obtain PPAs favorable to us, the ability of our offtake counterparties to fulfill their contractual obligations to us depends, in part, on their creditworthiness. These counterparties, such as our investor-owned utility counterparties in the state of California, which may have liability for damages associated with California’s recent wildfires, could become subject to insolvency or liquidation proceedings or otherwise suffer a deterioration of their creditworthiness, any of which could result in underpayment or nonpayment under such agreements or prevent our ability to attract debt or equity financing for our projects.

We are in the process of upgrading our enterprise resource planning system; failure to successfully execute this upgrade may result in increased costs, business disruptions, and untimely or inaccurate financial reporting.

We are dependent on information systems to facilitate the day-to-day operations of our business and to produce timely, accurate, and reliable financial information. We are in the process of upgrading our existing enterprise resource planning (“ERP”) system to simplify and improve the overall performance of our information systems. ERP system upgrades involve complexities due to the number of associates and processes affected by such changes. A failure to successfully upgrade our ERP system or difficulties in the upgrade process may result in increased costs; disruptions in our ability to effectively source, sell, or ship our products; delays in customer collections; or an inability to timely and accurately report our financial results, any of which could adversely affect our financial condition or results of operations.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1	Form of Grant Notice for Executive Performance Equity Plan
10.2	Form of Grant Notice for CEO Leadership Equity Plan
10.3	Form of Performance Unit Award Agreement
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

FIRST SOLAR, INC.

Date: July 26, 2018	By:	/s/ BRYAN SCHUMAKER
	Name:	Bryan Schumaker
	Title:	Chief Accounting Officer