Form 10-Q
period 2019-06-30
FIRST SOLAR, INC.
filed 2019-08-02
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 26, 2019, 105,394,760 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$584,956	$309,318	$1,116,934	$876,583
Cost of sales	507,774	317,376	1,039,640	711,843
Gross profit (loss)	77,182	(8,058)	77,294	164,740
Operating expenses:
Selling, general and administrative	50,934	50,854	96,286	91,980
Research and development	24,395	20,370	46,272	40,694
Production start-up	10,437	24,352	19,959	61,436
Total operating expenses	85,766	95,576	162,517	194,110
Operating loss	(8,584)	(103,634)	(85,223)	(29,370)
Foreign currency gain (loss), net	1,726	2,422	1,898	(95)
Interest income	13,510	16,865	27,769	28,689
Interest expense, net	(8,921)	(6,065)	(19,042)	(11,247)
Other (loss) income, net	(4,438)	(4,328)	(929)	13,606
(Loss) income before taxes and equity in earnings	(6,707)	(94,740)	(75,527)	1,583
Income tax (expense) benefit	(11,744)	6,164	(10,350)	(5,461)
Equity in earnings, net of tax	(97)	40,085	(270)	38,338
Net (loss) income	$(18,548)	$(48,491)	$(86,147)	$34,460

Net (loss) income per share:
Basic	$(0.18)	$(0.46)	$(0.82)	$0.33
Diluted	$(0.18)	$(0.46)	$(0.82)	$0.32
Weighted-average number of shares used in per share calculations:
Basic	105,369	104,776	105,208	104,664
Diluted	105,369	104,776	105,208	106,234

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(18,548)	$(48,491)	$(86,147)	$34,460
Other comprehensive income (loss):
Foreign currency translation adjustments	1,467	(15,059)	325	(9,045)
Unrealized gain (loss) on marketable securities and restricted investments, net of tax of $(417), $41, $560, and $3,151	11,905	506	8,558	(25,418)
Unrealized (loss) gain on derivative instruments, net of tax of $358, $(914), $331, and $(978)	(1,279)	2,899	(1,337)	1,967
Other comprehensive income (loss)	12,093	(11,654)	7,546	(32,496)
Comprehensive (loss) income	$(6,455)	$(60,145)	$(78,601)	$1,964

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,221,568	$1,403,562
Marketable securities	807,561	1,143,704
Accounts receivable trade, net	269,527	128,282
Accounts receivable, unbilled and retainage	127,972	458,166
Inventories	586,621	387,912
Balance of systems parts	91,728	56,906
Project assets	1,703	37,930
Prepaid expenses and other current assets	305,566	243,061
Total current assets	3,412,246	3,859,523
Property, plant and equipment, net	2,006,334	1,756,211
PV solar power systems, net	304,657	308,640
Project assets	528,246	460,499
Deferred tax assets, net	76,892	77,682
Restricted cash and investments	328,591	318,390
Goodwill	14,462	14,462
Intangible assets, net	69,119	74,162
Inventories	149,157	130,083
Notes receivable, affiliate	—	22,832
Other assets	248,103	98,878
Total assets	$7,137,807	$7,121,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$242,541	$233,287
Income taxes payable	15,293	20,885
Accrued expenses	421,595	441,580
Current portion of long-term debt	28,312	5,570
Deferred revenue	112,237	129,755
Other current liabilities	23,341	14,380
Total current liabilities	843,319	845,457
Accrued solar module collection and recycling liability	136,275	134,442
Long-term debt	452,976	461,221
Other liabilities	570,113	467,839
Total liabilities	2,002,683	1,908,959
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 105,390,383 and 104,885,261 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	105	105
Additional paid-in capital	2,826,533	2,825,211
Accumulated earnings	2,355,406	2,441,553
Accumulated other comprehensive loss	(46,920)	(54,466)
Total stockholders’ equity	5,135,124	5,212,403
Total liabilities and stockholders’ equity	$7,137,807	$7,121,362

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount
Balance at March 31, 2019	105,353	$105	$2,814,115	$2,373,954	$(59,013)	$5,129,161
Net loss	—	—	—	(18,548)	—	(18,548)
Other comprehensive income	—	—	—	—	12,093	12,093
Common stock issued for share-based compensation	38	—	1,672	—	—	1,672
Tax withholding related to vesting of restricted stock	(1)	—	(68)	—	—	(68)
Share-based compensation expense	—	—	10,814	—	—	10,814
Balance at June 30, 2019	105,390	$105	$2,826,533	$2,355,406	$(46,920)	$5,135,124

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount
Balance at March 31, 2018	104,763	$105	$2,797,671	$2,380,178	$(18,583)	$5,159,371
Net loss	—	—	—	(48,491)	—	(48,491)
Other comprehensive loss	—	—	—	—	(11,654)	(11,654)
Common stock issued for share-based compensation	36	—	1,709	—	—	1,709
Tax withholding related to vesting of restricted stock	(1)	—	(114)	—	—	(114)
Share-based compensation expense	—	—	10,006	—	—	10,006
Balance at June 30, 2018	104,798	$105	$2,809,272	$2,331,687	$(30,237)	$5,110,827

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount
Balance at December 31, 2018	104,885	$105	$2,825,211	$2,441,553	$(54,466)	$5,212,403
Net loss	—	—	—	(86,147)	—	(86,147)
Other comprehensive income	—	—	—	—	7,546	7,546
Common stock issued for share-based compensation	805	1	1,672	—	—	1,673
Tax withholding related to vesting of restricted stock	(300)	(1)	(15,731)	—	—	(15,732)
Share-based compensation expense	—	—	15,381	—	—	15,381
Balance at June 30, 2019	105,390	$105	$2,826,533	$2,355,406	$(46,920)	$5,135,124

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount
Balance at December 31, 2017	104,468	$104	$2,799,107	$2,297,227	$2,259	$5,098,697
Net income	—	—	—	34,460	—	34,460
Other comprehensive loss	—	—	—	—	(32,496)	(32,496)
Common stock issued for share-based compensation	480	1	1,709	—	—	1,710
Tax withholding related to vesting of restricted stock	(150)	—	(10,251)	—	—	(10,251)
Share-based compensation expense	—	—	18,707	—	—	18,707
Balance at June 30, 2018	104,798	$105	$2,809,272	$2,331,687	$(30,237)	$5,110,827

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(86,147)	$34,460
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation, amortization and accretion	98,816	54,764
Share-based compensation	15,782	19,236
Equity in earnings, net of tax	270	(38,338)
Distributions received from equity method investments	—	12,394
Remeasurement of monetary assets and liabilities	(917)	6,178
Deferred income taxes	1,508	(49,788)
Gains on sales of marketable securities and restricted investments	(15,016)	(19,473)
Liabilities assumed by customers for the sale of systems	(88,050)	(60,307)
Other, net	1,409	4,139
Changes in operating assets and liabilities:
Accounts receivable, trade, unbilled and retainage	188,300	81,655
Prepaid expenses and other current assets	(36,553)	(27,384)
Inventories and balance of systems parts	(253,028)	(112,145)
Project assets and PV solar power systems	(23,572)	(1,167)
Other assets	(3,231)	(7,575)
Income tax receivable and payable	(22,504)	28,562
Accounts payable	5,505	22,627
Accrued expenses and other liabilities	(74,393)	134,961
Accrued solar module collection and recycling liability	1,951	1,057
Net cash (used in) provided by operating activities	(289,870)	83,856
Cash flows from investing activities:
Purchases of property, plant and equipment	(327,836)	(372,623)
Purchases of marketable securities and restricted investments	(380,900)	(761,633)
Proceeds from sales and maturities of marketable securities and restricted investments	687,951	471,444
Proceeds from sales of equity method investments	—	247,595
Payments received on note receivable, affiliate	—	48,369
Other investing activities	2,899	(5,973)
Net cash used in investing activities	(17,886)	(372,821)
Cash flows from financing activities:
Repayment of long-term debt	(10,583)	(18,140)
Proceeds from borrowings under long-term debt, net of discounts and issuance costs	107,396	100,198
Payments of tax withholdings for restricted shares	(15,731)	(10,251)
Other financing activities	(363)	(1,816)
Net cash provided by financing activities	80,719	69,991
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,018)	(13,077)
Net decrease in cash, cash equivalents and restricted cash	(229,055)	(232,051)
Cash, cash equivalents and restricted cash, beginning of the period	1,562,623	2,330,476
Cash, cash equivalents and restricted cash, end of the period	$1,333,568	$2,098,425
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$148,316	$165,670
Sale of system previously accounted for as sale-leaseback financing	$—	$31,992

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K, which has been filed with the SEC.

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

3. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents:
Cash	$1,180,410	$1,202,774
Money market funds	41,158	200,788
Total cash and cash equivalents	1,221,568	1,403,562
Marketable securities:
Foreign debt	368,738	318,646
Foreign government obligations	30,350	98,621
U.S. debt	69,802	44,468
Time deposits	338,671	681,969
Total marketable securities	807,561	1,143,704
Total cash, cash equivalents, and marketable securities	$2,029,129	$2,547,266

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 to the total of such amounts as presented in the condensed consolidated statement of cash flows (in thousands):

	Balance Sheet Line Item	June 30, 2019	December 31, 2018
Cash and cash equivalents	Cash and cash equivalents	$1,221,568	$1,403,562
Restricted cash – current (1)	Prepaid expenses and other current assets	16,244	19,671
Restricted cash – noncurrent (1)	Restricted cash and investments	95,756	139,390
Total cash, cash equivalents, and restricted cash		$1,333,568	$1,562,623
——————————

(1)	See Note 4. “Restricted Cash and Investments” to our condensed consolidated financial statements for discussion of our “Restricted cash” arrangements.

During the three and six months ended June 30, 2019, we sold marketable securities for proceeds of $20.0 million and realized no gain or loss on the sale. During the three and six months ended June 30, 2018, we sold marketable securities for proceeds of $10.8 million and realized gains of less than $0.1 million on such sales. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign debt	$368,988	$448	$698	$368,738
Foreign government obligations	30,385	—	35	30,350
U.S. debt	69,671	177	46	69,802
Time deposits	338,671	—	—	338,671
Total	$807,715	$625	$779	$807,561

	As of December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign debt	$320,056	$468	$1,878	$318,646
Foreign government obligations	99,189	—	568	98,621
U.S. debt	44,625	53	210	44,468
Time deposits	681,969	—	—	681,969
Total	$1,145,839	$521	$2,656	$1,143,704

As of June 30, 2019, we identified 12 investments totaling $139.7 million that had been in a loss position for a period of time greater than 12 months with unrealized losses of $0.5 million. As of December 31, 2018, we identified 15 investments totaling $207.2 million that had been in a loss position for a period of time greater than 12 months with unrealized losses of $1.8 million. Such unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase. Based on the underlying credit quality of the investments, we do not intend to sell these securities prior to the recovery of our cost basis. Therefore, we did not consider these securities to be other-than-temporarily impaired.

The following tables show unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of June 30, 2019 and December 31, 2018, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of June 30, 2019
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Foreign debt	$105,597	$282	$117,111	$416	$222,708	$698
Foreign government obligations	21,957	27	8,393	8	30,350	35
U.S. debt	10,011	9	14,233	37	24,244	46
Total	$137,565	$318	$139,737	$461	$277,302	$779

	As of December 31, 2018
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Foreign debt	$150,842	$802	$94,446	$1,076	$245,288	$1,878
Foreign government obligations	—	—	98,621	568	98,621	568
U.S. debt	15,356	32	14,085	178	29,441	210
Total	$166,198	$834	$207,152	$1,822	$373,350	$2,656

The contractual maturities of our marketable securities as of June 30, 2019 were as follows (in thousands):

Fair Value
One year or less	$479,281
One year to two years	221,396
Two years to three years	76,804
Three years to four years	30,080
Total	$807,561

4. Restricted Cash and Investments

Restricted cash and investments consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Restricted cash	$95,756	$139,390
Restricted investments	232,835	179,000
Total restricted cash and investments (1)	$328,591	$318,390

——————————

(1)	There was an additional $16.2 million and $19.7 million of restricted cash included within “Prepaid expenses and other current assets” at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019 and December 31, 2018, our restricted cash consisted of deposits held by various banks to secure certain of our letters of credit and other deposits designated for the construction or operation of systems projects as well as the payment of amounts related to project specific debt financings. Restricted cash also included certain deposits held in custodial accounts to fund the estimated future costs of our solar module collection and recycling obligations.

At June 30, 2019 and December 31, 2018, our restricted investments consisted of long-term marketable securities that were also held in custodial accounts to fund the estimated future costs of collecting and recycling modules covered under our solar module collection and recycling program. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted investments, and an estimated solar module life of 25 years less amounts already funded in prior years. To ensure that amounts previously funded will be available in the future regardless of potential adverse changes in our financial condition (even in the case of our own insolvency), we have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds.

During the six months ended June 30, 2019, we sold certain restricted investments for proceeds of $47.9 million and realized gains of $15.0 million on such sales as part of efforts to align the currencies of the investments with those of the corresponding collection and recycling liabilities and disburse $14.9 million of overfunded amounts. During the six months ended June 30, 2018, we sold certain restricted investments for proceeds of $101.6 million, realized gains of $19.5 million on such sales, and withdrew the funds from the trust as a reimbursement of overfunded amounts. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted investments.

The following tables summarize the unrealized gains and losses related to our restricted investments, by major security type, as of June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign government obligations	$120,973	$11,570	$—	$132,543
U.S. government obligations	97,787	2,505	—	100,292
Total	$218,760	$14,075	$—	$232,835

	As of December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign government obligations	$73,798	$14,234	$235	$87,797
U.S. government obligations	97,223	416	6,436	91,203
Total	$171,021	$14,650	$6,671	$179,000

As of June 30, 2019, we had no restricted investments in a loss position. As of December 31, 2018, we identified six restricted investments totaling $87.4 million that had been in a loss position for a period of time greater than 12 months with unrealized losses of $6.4 million. Such unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase.

The following table shows unrealized losses and fair values for those restricted investments that were in an unrealized loss position as of December 31, 2018, aggregated by major security type and the length of time the restricted investments have been in a continuous loss position (in thousands):

	As of December 31, 2018
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Foreign government obligations	$41,335	$235	$—	$—	$41,335	$235
U.S. government obligations	—	—	87,401	6,436	87,401	6,436
Total	$41,335	$235	$87,401	$6,436	$128,736	$6,671

As of June 30, 2019, the contractual maturities of our restricted investments were between 10 years and 20 years.

5. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable trade, gross	$270,862	$129,644
Allowance for doubtful accounts	(1,335)	(1,362)
Accounts receivable trade, net	$269,527	$128,282

At June 30, 2019 and December 31, 2018, $49.2 million and $8.5 million, respectively, of our accounts receivable trade, net were secured by letters of credit, bank guarantees, surety bonds, or other forms of financial security issued by creditworthy financial institutions.

Accounts receivable, unbilled and retainage

Accounts receivable, unbilled and retainage consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable, unbilled	$103,171	$441,666
Retainage	24,801	16,500
Accounts receivable, unbilled and retainage	$127,972	$458,166

Inventories

Inventories consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$241,336	$224,329
Work in process	47,743	41,294
Finished goods	446,699	252,372
Inventories	$735,778	$517,995
Inventories – current	$586,621	$387,912
Inventories – noncurrent	$149,157	$130,083

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Prepaid expenses	$117,375	$90,981
Prepaid income taxes	71,402	59,319
Indirect tax receivables	37,583	26,327
Notes receivable (1)	23,911	5,196
Restricted cash	16,244	19,671
Derivative instruments (2)	1,719	2,364
Other current assets	37,332	39,203
Prepaid expenses and other current assets	$305,566	$243,061

——————————

(1)
In November 2014 and February 2016, we entered into a term loan agreement and a convertible loan agreement, respectively, with Clean Energy Collective, LLC (“CEC”). Our term loan bears interest at 16% per annum, and our convertible loan bears interest at 10% per annum. In November 2018, we amended the terms of the loan agreements to (i) extend their maturity to June 2020, (ii) waive the conversion features on our convertible loan, and (iii) increase the frequency of interest payments, subject to certain conditions. In January 2019, CEC finalized certain restructuring arrangements, which resulted in a dilution of our ownership interest in CEC and the loss of our representation on the company’s board of managers. As a result of such restructuring, CEC no longer qualified to be accounted for under the equity method. As of June 30, 2019, the aggregate balance outstanding on the loans was $23.6 million and was presented within “Prepaid expenses and other current assets.” As of December 31, 2018, the aggregate balance outstanding on the loans was $22.8 million and was presented within “Notes receivable, affiliate.”

(2)	See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Land	$14,366	$14,382
Buildings and improvements	566,496	567,605
Machinery and equipment	2,091,215	1,826,434
Office equipment and furniture	180,968	178,011
Leasehold improvements	49,045	49,055
Construction in progress	448,199	405,581
Property, plant and equipment, gross	3,350,289	3,041,068
Accumulated depreciation	(1,343,955)	(1,284,857)
Property, plant and equipment, net	$2,006,334	$1,756,211

Depreciation of property, plant and equipment was $43.7 million and $86.6 million for the three and six months ended June 30, 2019, respectively, and $24.6 million and $43.2 million for the three and six months ended June 30, 2018, respectively.

PV solar power systems, net

Photovoltaic (“PV”) solar power systems, net consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
PV solar power systems, gross	$346,150	$343,061
Accumulated depreciation	(41,493)	(34,421)
PV solar power systems, net	$304,657	$308,640

Depreciation of PV solar power systems was $3.5 million and $7.0 million for the three and six months ended June 30, 2019, respectively, and $4.0 million and $8.3 million for the three and six months ended June 30, 2018, respectively.

Project assets

Project assets consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Project assets – development costs, including project acquisition and land costs	$299,592	$298,070
Project assets – construction costs	230,357	200,359
Project assets	$529,949	$498,429
Project assets – current	$1,703	$37,930
Project assets – noncurrent	$528,246	$460,499

Capitalized interest

The cost of constructing project assets may include interest costs incurred during the construction period. The components of interest expense and capitalized interest were as follows during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest cost incurred	$(10,161)	$(7,591)	$(21,109)	$(14,057)
Interest cost capitalized – project assets	1,240	1,526	2,067	2,810
Interest expense, net	$(8,921)	$(6,065)	$(19,042)	$(11,247)

Other assets

Other assets consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Operating lease assets (1)	$166,512	$—
Note receivable (2)	7,968	8,017
Indirect tax receivables	8,372	22,487
Income taxes receivable	4,444	4,444
Equity method investments (3)	2,833	3,186
Deferred rent	—	27,249
Other	57,974	33,495
Other assets	$248,103	$98,878
——————————

(1)	See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)
In April 2009, we entered into a credit facility agreement with a solar power project entity of one of our customers for an available amount of €17.5 million to provide financing for a PV solar power system. The credit facility bears interest at 8.0% per annum, payable quarterly, with the full amount due in December 2026.

(3)
In June 2015, 8point3 Energy Partners LP (the “Partnership”), a limited partnership formed by First Solar and SunPower Corporation (collectively the “Sponsors”), completed its initial public offering (the “IPO”). As part of the IPO, the Sponsors contributed interests in various projects to 8point3 Operating Company, LLC (“OpCo”) in exchange for voting and economic interests in the entity, and the Partnership acquired an economic interest in OpCo using proceeds from the IPO.

In June 2018, we completed the sale of our interests in the Partnership and its subsidiaries to CD Clean Energy and Infrastructure V JV, LLC, an equity fund managed by Capital Dynamics, Inc. and certain other co-investors and other parties, and received net proceeds of $240.0 million after the payment of fees, expenses, and other amounts. We accounted for our interests in OpCo, a subsidiary of the Partnership, under the equity method of accounting as we were able to exercise significant influence over the Partnership due to our representation on the board of directors of its general partner and certain of our associates serving as officers of its general partner. During the three and six months ended June 30, 2018, we recognized equity in earnings, net of tax, of $40.9 million and $39.7 million, respectively, from our investment in OpCo, including a gain of $40.3 million, net of tax, for the sale of our interests in the Partnership and its subsidiaries. During the six months ended June 30, 2018, we received distributions from OpCo of $12.4 million.

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
Goodwill

Goodwill for the relevant reporting unit consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	December 31, 2018	Acquisitions (Impairments)	June 30, 2019
Modules	$407,827	$—	$407,827
Accumulated impairment losses	(393,365)	—	(393,365)
Goodwill	$14,462	$—	$14,462

Intangible assets, net

The following tables summarize our intangible assets at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$97,714	$(37,641)	$60,073
Power purchase agreements	6,486	(810)	5,676
Patents	7,408	(4,038)	3,370
Intangible assets, net	$111,608	$(42,489)	$69,119

	December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$97,714	$(33,093)	$64,621
Power purchase agreements	6,486	(648)	5,838
Patents	7,408	(3,705)	3,703
Intangible assets, net	$111,608	$(37,446)	$74,162

Amortization expense for our intangible assets was $2.5 million and $5.0 million for the three and six months ended June 30, 2019, respectively, and $2.5 million and $4.9 million for the three and six months ended June 30, 2018, respectively.

Accrued expenses

Accrued expenses consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Accrued project costs	$103,286	$147,162
Accrued property, plant and equipment	96,456	89,905
Accrued inventory	56,485	53,075
Product warranty liability (1)	41,930	27,657
Accrued compensation and benefits	41,094	41,937
Other	82,344	81,844
Accrued expenses	$421,595	$441,580
——————————

(1)	See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product warranty liability.”

Other current liabilities

Other current liabilities consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Operating lease liabilities (1)	$11,525	$—
Derivative instruments (2)	5,259	7,294
Contingent consideration (3)	570	665
Other	5,987	6,421
Other current liabilities	$23,341	$14,380
——————————

(1)	See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)	See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

(3)	See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Contingent consideration” arrangements.

Other liabilities

Other liabilities consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Product warranty liability (1)	$176,061	$193,035
Operating lease liabilities (2)	131,793	—
Other taxes payable	85,695	83,058
Transition tax liability	68,851	77,016
Deferred revenue	45,445	48,014
Derivative instruments (3)	8,650	9,205
Contingent consideration (1)	5,250	2,250
Other liabilities — noncurrent	48,368	55,261
Other liabilities	$570,113	$467,839
——————————

(1)	See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product warranty liability” and “Contingent consideration” arrangements.

(2)	See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(3)	See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$—	$4	$282
Total derivatives designated as hedging instruments	$—	$4	$282

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1,719	$3,152	$—
Interest rate swap contracts	—	2,103	8,368
Total derivatives not designated as hedging instruments	$1,719	$5,255	$8,368
Total derivative instruments	$1,719	$5,259	$8,650

	December 31, 2018
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$158	$—	$—
Total derivatives designated as hedging instruments	$158	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$2,206	$7,096	$—
Interest rate swap contracts	—	198	9,205
Total derivatives not designated as hedging instruments	$2,206	$7,294	$9,205
Total derivative instruments	$2,364	$7,294	$9,205

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the six months ended June 30, 2019 and 2018 (in thousands):

Foreign Exchange Forward Contracts
Balance as of December 31, 2018	$1,329
Amounts recognized in other comprehensive income (loss)	(463)
Amounts reclassified to earnings impacting:
Net sales	(124)
Cost of sales	(1,081)
Balance as of June 30, 2019	$(339)

Balance as of December 31, 2017	$(1,723)
Amounts recognized in other comprehensive income (loss)	1,201
Amounts reclassified to earnings impacting:
Net sales	1,744
Balance as of June 30, 2018	$1,222

We recorded no amounts related to ineffective portions of our derivative instruments designated as cash flow hedges during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2018, we recognized unrealized losses of $0.3 million and $0.5 million, respectively, related to amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges within “Other (loss) income, net.”

The following table presents gains and losses related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Line Item	2019	2018	2019	2018
Interest rate swap contracts	Cost of sales	$(1,656)	$—	$(1,656)	$—
Foreign exchange forward contracts	Foreign currency gain (loss), net	(4,652)	19,035	(2,752)	6,379
Interest rate swap contracts	Interest expense, net	(4,368)	(1,507)	(9,732)	(2,167)

Interest Rate Risk

We primarily use interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use such swap contracts for speculative or trading purposes. During the six months ended June 30, 2019 and 2018, the majority of our interest rate swap contracts related to project specific debt facilities. Such swap contracts did not qualify for accounting as cash flow hedges in accordance with ASC 815 due to our expectation to sell the associated projects before the maturity of their project specific debt financings and corresponding swap contracts. Accordingly, changes in the fair values of these swap contracts were recorded directly to “Interest expense, net.”

In May 2018, FS NSW Project No 1 Finco Pty Ltd, our indirect wholly-owned subsidiary and project financing company, entered into various interest rate swap contracts to hedge the floating rate construction loan facility and a portion of the floating rate term loan facility under the associated project’s Beryl Credit Facility (as defined in Note 9. “Debt” to our condensed consolidated financial statements). The swaps had an initial aggregate notional value of AUD 42.4 million and, depending on the loan facility being hedged, entitled the project to receive one-month or three-month floating Bank Bill Swap Bid (“BBSY”) interest rates while requiring the project to pay fixed rates of 2.0615% or 3.2020%. The notional amounts of the interest rate swap contracts are scheduled to proportionately adjust with the scheduled draws and principal payments on the underlying hedged debt. In June 2019, we completed the sale of our Beryl project, and its interest rate swap contracts and outstanding loan balance were assumed by the customer. As of December 31, 2018, the aggregate notional value of the interest rate swap contracts was AUD 103.4 million ($72.5 million).

In January 2017, FS Japan Project 12 GK, our indirect wholly-owned subsidiary and project company, entered into an interest rate swap contract to hedge a portion of the floating rate senior loan facility under the project’s Ishikawa Credit Agreement (as defined in Note 9. “Debt” to our condensed consolidated financial statements). Such swap had an initial notional value of ¥5.7 billion and entitled the project to receive a six-month floating TIBOR plus 0.75% interest rate while requiring the project to pay a fixed rate of 1.482%. The notional amount of the interest rate swap contract is scheduled to proportionately adjust with the scheduled draws and principal payments on the underlying hedged debt. As of June 30, 2019 and December 31, 2018, the notional value of the interest rate swap contract was ¥19.1 billion ($177.2 million) and ¥19.2 billion ($178.3 million), respectively.

Foreign Currency Risk

Cash Flow Exposure

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of June 30, 2019 and December 31, 2018, these foreign exchange forward contracts hedged our forecasted cash flows for periods up to 15 months and 6 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We initially report the effective portion of a derivative’s unrealized gain or loss in “Accumulated other comprehensive loss” and subsequently reclassify amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of June 30, 2019 and December 31, 2018.

As of June 30, 2019 and December 31, 2018, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

	June 30, 2019
Currency	Notional Amount	USD Equivalent
U.S. dollar (1)	$14.1	$14.1

	December 31, 2018
Currency	Notional Amount	USD Equivalent
Australian dollar	AUD 8.8	$6.2

——————————

(1)	These derivative instruments represent hedges of outstanding payables at certain of our foreign subsidiaries whose functional currencies are other than the U.S. dollar.

In the following 12 months, we expect to reclassify to earnings $0.1 million of net unrealized gains related to forward contracts that are included in “Accumulated other comprehensive loss” at June 30, 2019 as we realize the earnings effects of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rates when we realize the related forecasted transactions.

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

As of June 30, 2019 and December 31, 2018, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	June 30, 2019
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 8.3	$5.8
Sell	Australian dollar	AUD 8.8	$6.2
Purchase	Brazilian real	BRL 8.5	$2.2
Purchase	Canadian dollar	CAD 4.6	$3.5
Sell	Canadian dollar	CAD 3.1	$2.4
Purchase	Chilean peso	CLP 2,897.9	$4.3
Sell	Chilean peso	CLP 6,383.6	$9.4
Purchase	Euro	€125.5	$142.9
Sell	Euro	€149.6	$170.3
Sell	Indian rupee	INR 1,591.6	$23.0
Purchase	Japanese yen	¥861.0	$8.0
Sell	Japanese yen	¥22,893.5	$212.5
Purchase	Malaysian ringgit	MYR 56.5	$13.7
Sell	Malaysian ringgit	MYR 58.6	$14.2
Sell	Mexican peso	MXN 34.6	$1.8
Purchase	Singapore dollar	SGD 2.9	$2.1

	December 31, 2018
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 2.1	$1.5
Sell	Australian dollar	AUD 52.9	$37.3
Purchase	Brazilian real	BRL 8.5	$2.2
Sell	Canadian dollar	CAD 2.9	$2.1
Sell	Chilean peso	CLP 3,506.6	$5.1
Purchase	Euro	€115.2	$131.9
Sell	Euro	€191.8	$219.7
Sell	Indian rupee	INR 789.2	$11.3
Purchase	Japanese yen	¥931.6	$8.4
Sell	Japanese yen	¥23,858.8	$216.2
Purchase	Malaysian ringgit	MYR 34.3	$8.3
Sell	Malaysian ringgit	MYR 53.8	$12.9
Sell	Mexican peso	MXN 37.3	$1.9
Purchase	Singapore dollar	SGD 3.8	$2.8

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

The following table presents certain quantitative information related to our lease arrangements for the three and six months ended June 30, 2019 and as of June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$5,536	$10,819
Variable lease cost	939	1,688
Short-term lease cost	2,858	5,700
Total lease cost	$9,333	$18,207

Payments of amounts included in the measurement of operating lease liabilities		$10,632
Lease assets obtained in exchange for operating lease liabilities		$151,081

		June 30, 2019
Operating lease assets		$166,512
Operating lease liabilities – current		11,525
Operating lease liabilities – noncurrent		131,793

Weighted-average remaining lease term		18 years
Weighted-average discount rate		4.7%

As of June 30, 2019, the future payments associated with our lease liabilities were as follows (in thousands):

Total Lease Liabilities
Remainder of 2019	$8,957
2020	14,502
2021	13,723
2022	13,328
2023	13,078
Thereafter	154,188
Total future payments	217,776
Less: interest	(74,458)
Total lease liabilities	$143,318

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•
Cash Equivalents. At June 30, 2019 and December 31, 2018, our cash equivalents consisted of money market funds. We value our cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable Securities and Restricted Investments. At June 30, 2019 and December 31, 2018, our marketable securities consisted of foreign debt, foreign government obligations, U.S. debt, and time deposits, and our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities and restricted investments using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•
Derivative Assets and Liabilities. At June 30, 2019 and December 31, 2018, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and interest rate swap contracts involving major interest rates. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At June 30, 2019 and December 31, 2018, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$41,158	$41,158	$—	$—
Marketable securities:
Foreign debt	368,738	—	368,738	—
Foreign government obligations	30,350	—	30,350	—
U.S. debt	69,802	—	69,802	—
Time deposits	338,671	338,671	—	—
Restricted investments	232,835	—	232,835	—
Derivative assets	1,719	—	1,719	—
Total assets	$1,083,273	$379,829	$703,444	$—
Liabilities:
Derivative liabilities	$13,909	$—	$13,909	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$200,788	$200,788	$—	$—
Marketable securities:
Foreign debt	318,646	—	318,646	—
Foreign government obligations	98,621	—	98,621	—
U.S. debt	44,468	—	44,468	—
Time deposits	681,969	681,969	—	—
Restricted investments	179,000	—	179,000	—
Derivative assets	2,364	—	2,364	—
Total assets	$1,525,856	$882,757	$643,099	$—
Liabilities:
Derivative liabilities	$16,499	$—	$16,499	$—

Fair Value of Financial Instruments

At June 30, 2019 and December 31, 2018, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Notes receivable – current (2)	$23,911	$25,307	$5,196	$5,196
Note receivable – noncurrent	7,968	7,978	8,017	8,010
Notes receivable, affiliate – noncurrent (2)	—	—	22,832	24,295
Liabilities:
Long-term debt, including current maturities (1)	$492,247	$510,008	$479,157	$470,124

——————————

(1)	Excludes unamortized discounts and issuance costs.

(2)
In January 2019, CEC no longer qualified to be accounted for under the equity method, and our loans to the company were no longer classified as notes receivable from an affiliate. As of June 30, 2019, the aggregate balance outstanding on the loans was presented within “Prepaid expenses and other current assets.” As of December 31, 2018, the aggregate balance outstanding on the loans was presented within “Notes receivable, affiliate.”

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

9. Debt

Our long-term debt consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

		Balance (USD)
Loan Agreement	Currency	June 30, 2019	December 31, 2018
Revolving Credit Facility	USD	$—	$—
Luz del Norte Credit Facilities	USD	188,218	188,849
Ishikawa Credit Agreement	JPY	237,564	157,834
Japan Credit Facility	JPY	—	—
Tochigi Credit Facility	JPY	37,678	25,468
Anantapur Credit Facility	INR	15,617	16,101
Tungabhadra Credit Facility	INR	13,170	13,934
Beryl Credit Facility	AUD	—	76,971
Long-term debt principal		492,247	479,157
Less: unamortized discounts and issuance costs		(10,959)	(12,366)
Total long-term debt		481,288	466,791
Less: current portion		(28,312)	(5,570)
Noncurrent portion		$452,976	$461,221

Revolving Credit Facility

Our amended and restated credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent provides us with a senior secured credit facility (the “Revolving Credit Facility”) with an aggregate borrowing capacity of $500.0 million, which we may increase to $750.0 million, subject to certain conditions. Borrowings under the credit facility bear interest at (i) London Interbank Offered Rate (“LIBOR”), adjusted for Eurocurrency reserve requirements, plus a margin of 2.00% or (ii) a base rate as defined in the credit agreement plus a margin of 1.00% depending on the type of borrowing requested. These margins are also subject to adjustment depending on our consolidated leverage ratio. We had no borrowings under our Revolving Credit Facility as of June 30, 2019 and December 31, 2018 and had issued $52.4 million and $66.0 million, respectively, of letters of credit using availability under the facility. Loans and letters of credit issued under the Revolving Credit Facility are jointly and severally guaranteed by First Solar, Inc.; First Solar Electric, LLC; First Solar Electric (California), Inc.; and First Solar Development, LLC and are secured by interests in substantially all of the guarantors’ tangible and intangible assets other than certain excluded assets.

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

Luz del Norte Credit Facilities

In August 2014, Parque Solar Fotovoltaico Luz del Norte SpA (“Luz del Norte”), our indirect wholly-owned subsidiary and project company, entered into credit facilities (the “Luz del Norte Credit Facilities”) with the Overseas Private Investment Corporation (“OPIC”) and the International Finance Corporation (“IFC”) to provide limited-recourse senior secured debt financing for the design, development, financing, construction, testing, commissioning, operation, and maintenance of a 141 MWAC PV solar power plant located near Copiapó, Chile. In March 2017, we amended the terms of the credit facilities, which (i) allowed for the capitalization of accrued and unpaid interest through March 15, 2017, along with the capitalization of certain future interest payments as variable rate loans under the credit facilities, (ii) allowed for the conversion of certain fixed rate loans to variable rate loans upon scheduled repayment, (iii) extended their maturity until June 2037, and (iv) canceled the remaining borrowing capacity with the exception of the capitalization of certain future interest payments. As of June 30, 2019 and December 31, 2018, the balance outstanding on the OPIC loans was $140.9 million and $141.4 million, respectively. As of June 30, 2019 and December 31, 2018, the balance outstanding on the IFC loans was $47.3 million and $47.4 million, respectively. The credit facilities are secured by liens over all of Luz del Norte’s assets and by a pledge of all of the equity interests in the entity.

Ishikawa Credit Agreement

In December 2016, FS Japan Project 12 GK (“Ishikawa”), our indirect wholly-owned subsidiary and project company, entered into a credit agreement (the “Ishikawa Credit Agreement”) with Mizuho Bank, Ltd. for aggregate borrowings up to ¥27.3 billion ($253.3 million) for the development and construction of a 59 MWAC PV solar power plant located in Ishikawa, Japan. The credit agreement consists of a ¥24.0 billion ($222.7 million) senior loan facility, a ¥2.1 billion ($19.5 million) consumption tax facility, and a ¥1.2 billion ($11.1 million) letter of credit facility. The senior loan facility matures in October 2036, and the consumption tax facility matures in April 2020. The credit agreement is secured by pledges of Ishikawa’s assets, accounts, material project documents, and by the equity interests in the entity. As of June 30, 2019 and December 31, 2018, the balance outstanding on the credit agreement was $237.6 million and $157.8 million, respectively.

Japan Credit Facility

In September 2015, First Solar Japan GK, our wholly-owned subsidiary, entered into a construction loan facility with Mizuho Bank, Ltd. for borrowings up to ¥4.0 billion ($37.1 million) for the development and construction of utility-scale PV solar power plants in Japan (the “Japan Credit Facility”). In September 2018, First Solar Japan GK renewed the facility for an additional one-year period until September 2019. The facility is guaranteed by First Solar, Inc. and secured by pledges of certain projects’ cash accounts and other rights in the projects. As of June 30, 2019 and December 31, 2018, there was no balance outstanding on the facility.

Tochigi Credit Facility

In June 2017, First Solar Japan GK, our wholly-owned subsidiary, entered into a term loan facility with Mizuho Bank, Ltd. for borrowings up to ¥7.0 billion ($65.0 million) for the development of utility-scale PV solar power plants in Japan (the “Tochigi Credit Facility”). The term loan facility matures in March 2021. The facility is guaranteed by First Solar, Inc. and secured by pledges of certain of First Solar Japan GK’s accounts. As of June 30, 2019 and December 31, 2018, the balance outstanding on the term loan facility was $37.7 million and $25.5 million, respectively.

Anantapur Credit Facility

In March 2018, Anantapur Solar Parks Private Limited, our indirect wholly-owned subsidiary and project company, entered into a term loan facility (the “Anantapur Credit Facility”) with J.P. Morgan Securities India Private Limited for borrowings up to INR 1.2 billion ($17.4 million) for costs related to a 20 MWAC PV solar power plant located in Karnataka, India. The term loan facility matures in February 2021 and is secured by a letter of credit issued by JPMorgan Chase Bank, N.A., Singapore, in favor of the lender. Such letter of credit is secured by a cash deposit placed by First Solar FE Holdings Pte. Ltd. As of June 30, 2019 and December 31, 2018, the balance outstanding on the term loan facility was $15.6 million and $16.1 million, respectively.

Tungabhadra Credit Facility

In March 2018, Tungabhadra Solar Parks Private Limited, our indirect wholly-owned subsidiary and project company, entered into a term loan facility (the “Tungabhadra Credit Facility”) with J.P. Morgan Securities India Private Limited for borrowings up to INR 1.0 billion ($14.5 million) for costs related to a 20 MWAC PV solar power plant located in Karnataka, India. The term loan facility matures in February 2021 and is secured by a letter of credit issued by JPMorgan Chase Bank, N.A., Singapore, in favor of the lender. Such letter of credit is secured by a cash deposit placed by First Solar FE Holdings Pte. Ltd. As of June 30, 2019 and December 31, 2018, the balance outstanding on the term loan facility was $13.2 million and $13.9 million, respectively. As of June 30, 2019, we were seeking a waiver for a technical noncompliance related to the Tungabhadra Credit Facility.

Beryl Credit Facility

In May 2018, FS NSW Project No 1 Finco Pty Ltd, our wholly-owned subsidiary and project financing company, entered into a term loan facility (the “Beryl Credit Facility”) with MUFG Bank, Ltd.; Société Générale, Hong Kong Branch; and Mizuho Bank, Ltd. for aggregate borrowings up to AUD 146.4 million ($102.6 million) for the development and construction of an 87 MWAC PV solar power plant located in New South Wales, Australia. In October 2018, the borrowing capacity on the Beryl Credit Facility was reduced to AUD 136.4 million ($95.6 million). Accordingly, the credit facility consisted of an AUD 125.4 million ($87.9 million) construction loan facility, an AUD 7.0 million ($4.9 million) GST facility to fund certain taxes associated with the construction of the project, and an AUD 4.0 million ($2.8 million) letter of credit facility. In June 2019, we completed the sale of our Beryl project, and the outstanding balance of the Beryl Credit Facility of $88.0 million was assumed by the customer. As of December 31, 2018, the balance outstanding on the credit facility was $77.0 million.

Variable Interest Rate Risk

Certain of our long-term debt agreements bear interest at prime, LIBOR, TIBOR, BBSY, or equivalent variable rates. An increase in these variable rates would increase the cost of borrowing under our Revolving Credit Facility and certain project specific debt financings. Our long-term debt borrowing rates as of June 30, 2019 were as follows:

Loan Agreement	June 30, 2019
Revolving Credit Facility	4.40%
Luz del Norte Credit Facilities (1)	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
Ishikawa Credit Agreement	Senior loan facility at 6-month TIBOR plus 0.75% (2)
Consumption tax facility at 3-month TIBOR plus 0.5%
Japan Credit Facility	1-month TIBOR plus 0.5%
Tochigi Credit Facility	3-month TIBOR plus 1.0%
Anantapur Credit Facility	INR overnight indexed swap rate plus 1.5%
Tungabhadra Credit Facility	INR overnight indexed swap rate plus 1.5%
——————————

(1)	Outstanding balance comprised of $157.5 million of fixed rate loans and $30.7 million of variable rate loans as of June 30, 2019.

(2)
We have entered into an interest rate swap contract to hedge a portion of this variable rate. See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for additional information.

Future Principal Payments

At June 30, 2019, the future principal payments on our long-term debt were due as follows (in thousands):

Total Debt
Remainder of 2019	$8,436
2020	29,130
2021	80,497
2022	15,884
2023	18,131
Thereafter	340,169
Total long-term debt future principal payments	$492,247

10. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit, bank guarantees, and surety bonds to provide financial and performance assurance to third parties. Our amended and restated Revolving Credit Facility provides us with a sub-limit of $400.0 million to issue letters of credit, subject to certain additional limits depending on the currencies of the letters of credit, at a fee based on the applicable margin for Eurocurrency revolving loans and a fronting fee. As of June 30, 2019, we had $52.4 million in letters of credit issued under our Revolving Credit Facility, leaving $347.6 million of availability for the issuance of additional letters of credit. As of June 30, 2019, we also had $197.4 million of letters of credit issued under three bilateral facilities, of which $35.3 million was secured with cash, leaving $422.6 million of aggregate available capacity under such agreements and facilities. We also had $68.9 million of surety bonds outstanding, leaving $647.3 million of available bonding capacity under our surety lines as of June 30, 2019. The majority of these letters of credit, bank guarantees, and surety bonds supported our systems projects.

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

Product warranty activities during the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product warranty liability, beginning of period	$217,241	$225,800	$220,692	$224,274
Accruals for new warranties issued	4,797	1,836	9,913	5,468
Settlements	(2,944)	(2,472)	(6,022)	(5,081)
Changes in estimate of product warranty liability	(1,103)	649	(6,592)	1,152
Product warranty liability, end of period	$217,991	$225,813	$217,991	$225,813
Current portion of warranty liability	$41,930	$32,241	$41,930	$32,241
Noncurrent portion of warranty liability	$176,061	$193,572	$176,061	$193,572

We estimate our limited product warranty liability for power output and defects in materials and workmanship under normal use and service conditions based on warranty return rates of approximately 1% to 3% for modules covered under warranty, depending on the series of module technology. As of June 30, 2019, a 1% change in estimated warranty return rates would change our module warranty liability by $79.5 million, and a 1% change in the estimated warranty return rate for BoS parts would not have a material impact on the associated warranty liability.

Performance Guarantees

As part of our systems business, we conduct performance testing of a system prior to substantial completion to confirm the system meets its operational and capacity expectations noted in the engineering, procurement, and construction (“EPC”) agreement. In addition, we may provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable period meets or exceeds the modeled energy expectation, after certain adjustments. If there is an underperformance event with regards to these tests, we may incur liquidated damages as specified in the EPC contract. In certain instances, a bonus payment may be received at the end of the applicable test period if the system performs above a specified level. As of June 30, 2019 and December 31, 2018, we accrued $3.0 million and $0.4 million, respectively, for our estimated obligations under such arrangements, which were classified as “Other current liabilities” in our condensed consolidated balance sheets.

As part of our O&M service offerings, we typically offer an effective availability guarantee, which stipulates that a system will be available to generate a certain percentage of total possible energy during a specific period after adjusting for factors outside of our control as the service provider, such as weather, curtailment, outages, force majeure, and other conditions that may affect system availability. Effective availability guarantees are only offered as part of our O&M services and terminate at the end of an O&M arrangement. If we fail to meet the contractual threshold for these guarantees, we may incur liquidated damages for certain lost energy. Our O&M agreements typically contain provisions limiting our total potential losses under an agreement, including amounts paid for liquidated damages, to a percentage of O&M fees. Many of our O&M agreements also contain provisions whereby we may receive a bonus payment if system availability exceeds a separate threshold. As of June 30, 2019 and December 31, 2018, we did not accrue any liquidated damages under our effective availability guarantees.

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460-10-35-2 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of June 30, 2019 and December 31, 2018, we accrued $3.0 million of noncurrent indemnification liabilities for tax related indemnifications. As of June 30, 2019, the maximum potential amount of future payments under our tax related and other indemnifications was $133.8 million, and we held insurance policies allowing us to recover up to $84.9 million of potential amounts paid under the indemnifications covered by the policies.

Contingent Consideration

We continually seek to make additions to our advanced-stage project pipeline by actively developing our early-to-mid-stage project pipeline and by pursuing opportunities to acquire projects at various stages of development. In connection with such project acquisitions, we may agree to pay additional amounts to project sellers upon the achievement of certain milestones, such as obtaining a PPA, obtaining financing, or selling the project to a new owner. We recognize a project acquisition contingent liability when we determine that such a liability is both probable and reasonably estimable, and the carrying amount of the related project asset is correspondingly increased. As of June 30, 2019 and December 31, 2018, we accrued $0.6 million and $0.7 million of current liabilities, respectively, and $5.3 million and $2.3 million of long-term liabilities, respectively, for project related contingent obligations. Any future differences between the acquisition-date contingent obligation estimate and the ultimate settlement of the obligation are recognized as an adjustment to the project asset, as contingent payments are considered direct and incremental to the underlying value of the related project.

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

Our module collection and recycling liability was $136.3 million and $134.4 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, a 1% increase in the annualized inflation rate used in our estimated future collection and recycling cost per module would increase our liability by $21.4 million, and a 1% decrease in that rate would decrease our liability by $22.0 million. See Note 4. “Restricted Cash and Investments” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

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

Defendants filed a motion for summary judgment on March 27, 2015. On August 11, 2015, the Arizona District Court granted defendants’ motion in part and denied it in part, and certified an issue for immediate appeal to the Ninth Circuit Court of Appeals (the “Ninth Circuit”). First Solar filed a petition for interlocutory appeal with the Ninth Circuit, and that petition was granted on November 18, 2015. On May 20, 2016, the Pension Schemes moved to vacate the order granting the petition, dismiss the appeal, and stay the merits briefing schedule. On December 13, 2016, the Ninth Circuit denied the Pension Schemes’ motion. On January 31, 2018, the Ninth Circuit issued an opinion affirming the Arizona District Court’s order denying in part defendants’ motion for summary judgment. On March 16, 2018, First Solar filed a petition for panel rehearing or rehearing en banc with the Ninth Circuit. On May 7, 2018, the Ninth Circuit denied defendants’ petition. On August 6, 2018, defendants filed a petition for writ of certiorari to the U.S. Supreme Court. Meanwhile, in the Arizona District Court, expert discovery was completed on February 5, 2019. On June 24, 2019, the U.S. Supreme Court denied the petition. Following the denial of the petition, the Arizona District Court ordered that the trial begin on January 7, 2020.

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

First Solar and the individual defendants filed a motion to dismiss the complaint on July 16, 2018. On November 27, 2018, the Court granted defendants’ motion to dismiss the plaintiffs’ negligent misrepresentation claim under state law, but otherwise denied defendants’ motion. This action is still in the initial stages, and the parties are beginning limited discovery. At this time we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the range of potential loss, if any.

Derivative Actions

On July 16, 2013, a derivative complaint was filed in the Superior Court of Arizona, Maricopa County, titled Bargar, et al. v. Ahearn, et al., Case No. CV2013-009938, by a putative stockholder against certain current and former directors and officers of the Company (“Bargar”). The complaint generally alleges that the defendants caused or allowed false and misleading statements to be made concerning the Company’s financial performance and prospects. The action includes claims for, among other things, breach of fiduciary duties, insider trading, unjust enrichment, and waste of corporate assets. By court order on October 3, 2013, the Superior Court of Arizona, Maricopa County granted the parties’ stipulation to defer defendants’ response to the complaint pending resolution of the Class Action or expiration of a stay issued in certain consolidated derivative actions in the Arizona District Court. On November 5, 2013, the matter was placed on the court’s inactive calendar. The parties have jointly sought and obtained multiple requests to continue the stay in this action. Most recently, on July 9, 2019, the court entered an order continuing the stay until November 27, 2019.

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

11. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2019 and 2018 along with the reportable segment for each category (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Category	Segment	2019	2018	2019	2018
Solar modules	Modules	$228,745	$105,332	$427,560	$266,625
Solar power systems	Systems	217,755	109,659	375,049	464,069
EPC services	Systems	102,457	56,854	240,051	69,572
O&M services	Systems	26,452	24,427	54,152	51,141
Energy generation	Systems	9,547	13,046	20,122	25,176
Net sales		$584,956	$309,318	$1,116,934	$876,583

We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Such contracts may contain provisions that require us to make liquidated damage payments to the customer if we fail to ship or deliver modules by scheduled dates. We recognize these liquidated damages as a reduction of revenue in the period we transfer control of the modules to the customer.

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

Changes in estimates for sales of systems and EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) module cost forecast changes, (iii) cost related change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect on our condensed consolidated statements of operations. The following table outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and six months ended June 30, 2019 and 2018 as well as the number of projects that comprise such changes. For purposes of the table, we only include projects with changes in estimates that have a net impact on revenue of at least $1.0 million during the periods presented with the exception of the sales and use tax matter described below, for which the aggregate change in estimate has been presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Number of projects (1)	3	1	5	23

(Decrease) increase in revenue from net changes in transaction prices (in thousands) (1)	$(4,064)	$(4,513)	$4,697	$48,277
Decrease in revenue from net changes in input cost estimates (in thousands)	(1,749)	(12,160)	(16,736)	(10,281)
Net (decrease) increase in revenue from net changes in estimates (in thousands)	$(5,813)	$(16,673)	$(12,039)	$37,996

Net change in estimate as a percentage of aggregate revenue	(0.4)%	(1.9)%	(0.7)%	0.4%

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

The following table reflects the changes in our contract assets, which we classify as “Accounts receivable, unbilled” or “Retainage,” and our contract liabilities, which we classify as “Deferred revenue,” for the six months ended June 30, 2019 (in thousands):

	June 30, 2019	December 31, 2018	Six Month Change
Accounts receivable, unbilled	$103,171	$441,666
Retainage	24,801	16,500
Accounts receivable, unbilled and retainage	$127,972	$458,166	$(330,194)	(72)%

Deferred revenue (1)	$157,682	$177,769	$(20,087)	(11)%

——————————

(1)
Includes $45.4 million and $48.0 million of long-term deferred revenue classified as “Other liabilities” on our condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

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

During the six months ended June 30, 2019, our contract assets decreased by $330.2 million primarily due to billings on the California Flats and Willow Springs projects following the completion of substantially all construction activities and final billings on the Manildra project, which we sold in 2018, partially offset by certain unbilled receivables associated with ongoing construction activities at the GA Solar 4 and Phoebe projects. During the six months ended June 30, 2019, our contract liabilities decreased by $20.1 million primarily as a result of revenue recognized for certain EPC projects in Florida, for which we received a portion of the proceeds in prior years, partially offset by advance payments received for sales of solar modules. During the six months ended June 30, 2019 and 2018, we recognized revenue of $69.8 million and $55.0 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

The following table represents our remaining performance obligations as of June 30, 2019 for sales of solar power systems, including uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements for partner developed projects that we are constructing or expect to construct. Such table excludes remaining performance obligations for any sales arrangements that had not fully satisfied the criteria to be considered a contract with a customer pursuant to the requirements of ASC 606. We expect to recognize $0.3 billion of revenue for such contracts through the later of the substantial completion or the closing dates of the projects.

Project/Location	Project Size in MWAC	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	Percentage of Revenue Recognized
Phoebe, Texas	250	EPC	Innergix Renewable Energy	2019	81%
GA Solar 4, Georgia	200	Solar power systems	Origis Energy USA	2020	28%
Troy Solar, Indiana	51	EPC	Southern Indiana Gas and Electric Company	2020	—%
Total	501

As of June 30, 2019, we had entered into contracts with customers for the future sale of 10.2 GWDC of solar modules for an aggregate transaction price of $3.5 billion. We expect to recognize such amounts as revenue through 2023 as we transfer control of the modules to the customers. While our contracts with customers typically have certain firm purchase commitments, these contracts may be subject to amendments made by us or requested by our customers. These amendments may reduce the volume of modules to be sold under the contract, adjust delivery schedules, or otherwise decrease the expected revenue under these contracts.  In June 2019, we amended certain contracts with a customer to reduce the aggregate volume under the contracts by approximately 0.3 GWDC as a result of negotiated amendments to make certain accommodations for such customer. As of June 30, 2019, we had entered into O&M contracts covering approximately 10 GWDC of utility-scale PV solar power systems. We expect to recognize $0.6 billion of revenue during the noncancelable term of these O&M contracts over a weighted-average period of 11 years.

12. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales	$1,961	$2,286	$3,801	$3,536
Selling, general and administrative	7,046	6,603	9,384	12,264
Research and development	1,701	1,639	2,542	3,064
Production start-up	55	56	55	372
Total share-based compensation expense	$10,763	$10,584	$15,782	$19,236

The following table presents share-based compensation expense by type of award for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted and performance stock units	$10,435	$9,588	$14,623	$17,993
Unrestricted stock	379	419	758	879
	10,814	10,007	15,381	18,872
Net amount (absorbed into) released from inventory	(51)	577	401	364
Total share-based compensation expense	$10,763	$10,584	$15,782	$19,236

Share-based compensation expense capitalized in inventory was $1.4 million and $1.8 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, we had $42.5 million of unrecognized share-based compensation expense related to unvested restricted and performance stock units, which we expect to recognize over a weighted-average period of approximately 1.3 years.

In February 2017, the compensation committee of our board of directors approved a long-term incentive program for key executive officers and associates. The program is intended to incentivize retention of our key executive talent, provide a smooth transition from our former key senior talent equity performance program, and align the interests of executive management and stockholders. Specifically, the program consists of (i) performance stock units to be earned over an approximately three-year performance period ending in December 2019 and (ii) stub-year grants of separate performance stock units to be earned over an approximately two-year performance period, which ended in December 2018. In February 2019, the compensation committee of our board of directors certified the achievement of the maximum vesting conditions applicable for the stub-year grants. Accordingly, each participant received one share of common stock for each vested performance unit, net of any tax withholdings. Vesting of the remaining 2017 grants of performance stock units is contingent upon the relative attainment of target cost per watt and operating expense metrics.

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

13. Income Taxes

Our effective tax rate was (13.7)% and 345.0% for the six months ended June 30, 2019 and 2018, respectively. The decrease in our effective tax rate was primarily driven by the relative size of our pretax income in the prior period and higher losses in certain jurisdictions for which no tax benefit could be recorded, combined with our pretax loss in the current period. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to higher losses in certain jurisdictions for which no tax benefit could be recorded, combined with our pretax loss in the current period, and the beneficial impact of our Malaysian tax holiday.

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

The calculation of basic and diluted net (loss) income per share for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic net (loss) income per share
Numerator:
Net (loss) income	$(18,548)	$(48,491)	$(86,147)	$34,460
Denominator:
Weighted-average common shares outstanding	105,369	104,776	105,208	104,664

Diluted net (loss) income per share
Denominator:
Weighted-average common shares outstanding	105,369	104,776	105,208	104,664
Effect of restricted and performance stock units and stock purchase plan shares	—	—	—	1,570
Weighted-average shares used in computing diluted net (loss) income per share	105,369	104,776	105,208	106,234

Net (loss) income per share:
Basic	$(0.18)	$(0.46)	$(0.82)	$0.33
Diluted	$(0.18)	$(0.46)	$(0.82)	$0.32

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2019 and 2018 as such shares would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Anti-dilutive shares	667	1,943	766	290

15. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2019 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Investments	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2018	$(66,380)	$10,641	$1,273	$(54,466)
Other comprehensive income (loss) before reclassifications	1,515	23,014	(463)	24,066
Amounts reclassified from accumulated other comprehensive loss	(1,190)	(15,016)	(1,205)	(17,411)
Net tax effect	—	560	331	891
Net other comprehensive income (loss)	325	8,558	(1,337)	7,546
Balance as of June 30, 2019	$(66,055)	$19,199	$(64)	$(46,920)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Foreign currency translation adjustment	Cost of sales	$1,190	$—	$1,190	$—
Unrealized gain on marketable securities and restricted investments	Other (loss) income, net	—	3	15,016	19,473
Unrealized gain (loss) on derivative contracts:
Foreign exchange forward contracts	Net sales	124	(1,744)	124	(1,744)
Foreign exchange forward contracts	Cost of sales	1,081	—	1,081	—
		1,205	(1,744)	1,205	(1,744)
Total amount reclassified		$2,395	$(1,741)	$17,411	$17,729

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

The following tables present certain financial information for our reportable segments for the three and six months ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018 (in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Modules	Systems	Total	Modules	Systems	Total
Net sales	$228,745	$356,211	$584,956	$105,332	$203,986	$309,318
Gross profit (loss)	11,483	65,699	77,182	(26,551)	18,493	(8,058)
Depreciation and amortization expense	40,850	4,319	45,169	18,014	4,817	22,831

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Modules	Systems	Total	Modules	Systems	Total
Net sales	$427,560	$689,374	$1,116,934	$266,625	$609,958	$876,583
Gross (loss) profit	(13,513)	90,807	77,294	(16,273)	181,013	164,740
Depreciation and amortization expense	80,385	8,578	88,963	27,263	10,095	37,358

	June 30, 2019			December 31, 2018
	Modules	Systems	Total	Modules	Systems	Total
Goodwill	$14,462	$—	$14,462	$14,462	$—	$14,462

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

Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q and therefore speak only as of the filing date. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason, whether as a result of new information, future developments, or otherwise. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the SEC. You should carefully consider the risks and uncertainties described under these sections.

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

Certain of our financial results and other key operational developments for the three months ended June 30, 2019 include the following:

•
Net sales for the three months ended June 30, 2019 increased by 89% to $585.0 million compared to $309.3 million for the same period in 2018. The increase in net sales was primarily due to the sale of the Beryl, Cove Mountain, and Muscle Shoals projects, ongoing construction activities at the Phoebe project, and an increase in third-party module sales, partially offset by the completion of substantially all construction activities at the Rosamond project in early 2019 and the Payne Creek project in late 2018.

•
Gross profit for the three months ended June 30, 2019 increased 15.8 percentage points to 13.2% from (2.6)% for the same period in 2018. The increase in gross profit was primarily due to a mix of higher gross profit projects sold during the period, reductions in the cost per watt of our solar modules driven, in part, by the launch of our Series 6 module technology, and improved utilization of our manufacturing facilities.

•
As of June 30, 2019, we had 6.2 GWDC of installed annual nameplate production capacity across all our facilities in Perrysburg, Ohio; Kulim, Malaysia; and Ho Chi Minh City, Vietnam. We produced 1.4 GWDC of solar modules during the three months ended June 30, 2019, which represented a 147% increase from the same period in 2018. The increase in production was primarily driven by the Series 6 production capacity added at our manufacturing facilities in Kulim, Malaysia and Ho Chi Minh City, Vietnam. We expect to produce between 5.3 GWDC and 5.5 GWDC of solar modules during 2019, including approximately 2 GWDC of Series 4 modules.

Market Overview

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. In particular, module average selling prices in global markets have declined in recent years and are expected to continue to decline to some degree in the future. In the aggregate, we believe manufacturers of solar cells and modules have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. We believe the solar industry may from time to time experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will continue to put pressure on pricing. Additionally, intense competition at the system level may result in an environment in which pricing falls rapidly, thereby further increasing demand for solar energy solutions but constraining the ability for project developers, EPC companies, and vertically-integrated companies such as First Solar to sustain meaningful and consistent profitability. In light of such market realities, we are focusing on our strategies and points of differentiation, which include our advanced module and system technologies, our manufacturing process, our vertically-integrated business model, our financial viability, and the sustainability advantage of our modules and systems.

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

Lower industry module and system pricing is expected to continue to contribute to diversification in global electricity generation and further demand for solar energy solutions as such solutions compete economically with traditional forms of energy generation. Over time, however, declining average selling prices may adversely affect our results of operations to the extent we have not already entered into contracts for future module or system sales. If competitors reduce pricing to levels below their costs; bid aggressively low prices for module sale agreements, EPC agreements, and PPAs; or are able to operate at minimal or negative operating margins for sustained periods of time, our results of operations could be further adversely affected. In certain markets in California and elsewhere, an oversupply imbalance at the grid level may further reduce short-to-medium term demand for new solar installations relative to prior years, lower PPA pricing, and lower margins on module and system sales to such markets. However, we believe the effects of such imbalance can be mitigated by modern solar power plants that offer a flexible operating profile, thereby promoting greater grid stability and enabling a higher penetration of solar energy. We continue to address these uncertainties, in part, by executing on our module technology improvements, including our transition to Series 6 module manufacturing, continuing the development of key markets, partnering with grid operators and utility companies, and implementing certain other cost reduction initiatives, including both manufacturing, BoS, and other operating costs.

We face intense competition from manufacturers of crystalline silicon solar modules and developers of solar power projects. Solar module manufacturers compete with one another on price and on several module value attributes, including wattage (or conversion efficiency), energy yield, and reliability, and developers of systems compete on various factors such as net present value, return on equity, and levelized cost of electricity (“LCOE”), meaning the net present value of a system’s total life cycle costs divided by the quantity of energy that is expected to be produced over the system’s life. Many crystalline silicon cell and wafer manufacturers continue to transition from lower efficiency Back Surface Field (“BSF”) multi-crystalline cells (the legacy technology against which we have generally competed in our markets) to higher efficiency Passivated Emitter Rear Contact (“PERC”) multi-crystalline and mono-crystalline cells at competitive cost structures. Additionally, while conventional solar modules, including the solar modules we produce, are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, certain manufacturers of mono-crystalline PERC modules are pursuing the commercialization of bifacial modules that also capture diffuse irradiance on the back side of a module. The cost effective manufacture of bifacial PERC modules has been enabled, in part, by the expansion of inexpensive crystal growth and diamond wire saw capacity in China. Bifaciality compromises nameplate efficiency, but by converting both front and rear side irradiance, such technology may improve the overall energy production of a module relative to nameplate efficiency when applied in certain applications, which, after considering incremental BoS and other costs, could potentially lower the overall LCOE of a system when compared to systems using conventional solar modules, including the modules we produce.

We believe we are among the lowest cost module manufacturers in the solar industry on a module cost per watt basis, based on publicly available information. This cost competitiveness allows us to compete favorably in markets where pricing for modules and fully integrated PV solar power systems is highly competitive. Our cost competitiveness is based in large part on our module wattage (of conversion efficiency), proprietary manufacturing technology (which enables us to produce a CdTe module in a matter of hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), and our focus on operational excellence. In addition, our CdTe modules use approximately 1-2% of the amount of semiconductor material that is used to manufacture conventional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels. In recent years, polysilicon consumption per cell has been reduced through various initiatives, such as the adoption of diamond wire saw technology, which have contributed to declines in our relative manufacturing cost competitiveness over conventional crystalline silicon module manufacturers.

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

In terms of energy yield, in many climates, our CdTe modules provide an energy production advantage over most conventional crystalline silicon solar modules (including monofacial PERC technologies) of equivalent efficiency rating. For example, our CdTe solar modules provide a superior temperature coefficient, which results in stronger system performance in typical high insolation climates as the majority of a system’s generation, on average, occurs when module temperatures are well above 25°C (standard test conditions). In addition, our CdTe modules provide a superior spectral response in humid environments where atmospheric moisture alters the solar spectrum relative to laboratory standards. Our CdTe solar modules also provide a better shading response than conventional crystalline silicon solar modules, which may lose up to three times as much power as CdTe solar modules when shading occurs. As a result of these and other factors, our PV solar power systems typically produce more annual energy in real world field conditions than competing systems with the same nameplate capacity.

While our modules and systems are generally competitive in cost, reliability, and performance attributes, there can be no guarantee such competitiveness will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in additional margin compression, further declines in the average selling prices of our modules and systems, erosion in our market share for modules and systems, and/or declines in overall net sales. We continue to focus on enhancing the competitiveness of our solar modules and systems by accelerating progress along our module technology and cost reduction roadmaps, continuing to make technological advances at the system level, using innovative installation techniques and know-how, and leveraging strategic procurement arrangements.

Certain Trends and Uncertainties

We believe that our operations may be favorably or unfavorably impacted by the following trends and uncertainties that may affect our financial condition and results of operations. See Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 and Item 1A. of this Quarterly Report on Form 10-Q for discussions of other risks (the “Risk Factors”) that may affect our business, financial condition, results of operations, and cash flows.

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

Our focus on our core module and utility-scale offerings exists within a current market environment that includes rooftop and distributed generation solar, particularly in the United States. While it is unclear how rooftop and distributed generation solar might impact our core utility-scale based offerings in the next several years, we believe that utility-scale solar will continue to be a compelling offering for companies with technology and cost leadership and will continue to represent an increasing portion of the overall electricity generation mix. However, our module offerings in certain international markets may be driven, in part, by future demand for rooftop and distributed generation solar solutions. Our ability to provide utility-scale offerings on economically attractive terms depends, in part, on market factors outside of our control, such as interest rate fluctuations, domestic or international trade policies, and government support programs. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for such systems and limit the number of potential buyers.

We closely evaluate and monitor the appropriate level of resources required as we pursue the most advantageous and cost effective projects and partnerships in our key markets. We have dedicated, and intend to continue to dedicate, significant capital and human resources to reduce the total installed cost of PV solar energy, to optimize the design and logistics around our PV solar energy solutions, and to ensure that our solutions integrate well into the overall electricity ecosystem of each specific market. We expect that, over time, the majority of our consolidated net sales, operating income, and cash flows will come from solar offerings in the key geographic markets described above. The timing, execution, and financial impacts of our long-term strategic plans are subject to risks and uncertainties, as described in the Risk Factors. We are focusing our resources in those markets and energy applications in which solar power can be a least-cost, best-fit energy solution, particularly in regions with significant current or projected electricity demand, relatively high existing electricity prices, strong demand for renewable energy generation, and high solar resources.

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

Systems Project Pipeline

The following tables summarize, as of August 1, 2019, our approximately 1.8 GWAC advanced-stage project pipeline. The actual volume of modules installed in our projects will be greater than the project size in MWAC as module volumes required for a project are based upon MWDC, which will be greater than the MWAC size pursuant to a DC-AC ratio typically ranging from 1.2 to 1.3. Such ratio varies across different projects due to various system design factors. Projects are typically removed from our advanced-stage project pipeline tables below once we substantially complete construction of the project and after substantially all of the associated project revenue is recognized. Projects, or portions of projects, may also be removed from the tables below in the event an EPC-contracted or partner-developed project does not obtain permitting or financing, a project is not able to be sold due to the changing economics of the project or other factors, or we decide to temporarily own and operate, or retain interests in, such project based on strategic opportunities or market factors.

Projects under Sales Agreements
(Includes uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements, including partner developed projects that we will be or are constructing.)

Project/Location	Project Size in MWAC	PPA Contracted Partner	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	% of Revenue Recognized as of June 30, 2019
Phoebe, Texas	250	Shell Energy North America	Innergix Renewable Energy	2019	81%
GA Solar 4, Georgia	200	Georgia Power Company	Origis Energy USA	2020	28%
Troy Solar, Indiana	51	(1)	Southern Indiana Gas and Electric Company	2020	—%
Total	501

Projects with Executed PPAs Not Under Sales Agreements

Project/Location	Project Size in MWAC	PPA Contracted Partner	Fully Permitted	Expected or Actual Substantial Completion Year	% Complete as of June 30, 2019
Little Bear, California	160	Marin Clean Energy	Yes	2020	7%
Sun Streams, Arizona	150	SCE	Yes	2019	22%
Sun Streams 2, Arizona	150	Microsoft Corporation	Yes	2020/2021	4%
Luz del Norte, Chile	141	(2)	Yes	2016	100%
American Kings Solar, California	123	SCE	Yes	2020	16%
Sunshine Valley, Nevada	100	SCE	Yes	2019	13%
Willow Springs 3, California	75	(3)	Yes	2021	9%
Seabrook, South Carolina	73	South Carolina Electric and Gas Company	Yes	2019	8%
Sun Streams PVS, Arizona	65	APS	No	2020	2%
Ishikawa, Japan	59	Hokuriku Electric Power Company	Yes	2018	100%
Japan (multiple locations)	44	(4)	No	2021/2022	9%
Miyagi, Japan	40	Tohoku Electric Power Company	Yes	2021	21%
India (multiple locations)	40	(5)	Yes	2017	100%
Kyoto, Japan	38	Chubu Electric Power Company	Yes	2022	3%
Total	1,258
——————————

(1)	Utility-owned generation

(2)	Approximately 70 MWAC of the plant’s capacity is contracted under various PPAs

(3)
On July 25, 2019, in connection with the voluntary petitions for relief under chapter 11 of title 11 of the United States Code of PG&E Corporation and Pacific Gas and Electric Company, the counterparty to our 75 MWAC Willow Springs 3 project, we filed a motion with the United States Bankruptcy Court for the Northern District of California to terminate the PPA of the Willow Springs 3 project. Upon obtaining confirmation that the PPA can be terminated, we will be permitted to remarket the energy related to the Willow Springs 3 project to another off-taker.

(4)	Tokyo Electric Power Company – 27 MWAC and Hokuriku Electric Power Company – 17 MWAC

(5)	Gulbarga Electricity Supply Co. – 20 MWAC and Chamundeshwari Electricity Supply Co. – 20 MWAC

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.8%	102.6%	93.1%	81.2%
Gross profit (loss)	13.2%	(2.6)%	6.9%	18.8%
Selling, general and administrative	8.7%	16.4%	8.6%	10.5%
Research and development	4.2%	6.6%	4.1%	4.6%
Production start-up	1.8%	7.9%	1.8%	7.0%
Operating loss	(1.5)%	(33.5)%	(7.6)%	(3.4)%
Foreign currency gain (loss), net	0.3%	0.8%	0.2%	—%
Interest income	2.3%	5.5%	2.5%	3.3%
Interest expense, net	(1.5)%	(2.0)%	(1.7)%	(1.3)%
Other (loss) income, net	(0.8)%	(1.4)%	(0.1)%	1.6%
Income tax (expense) benefit	(2.0)%	2.0%	(0.9)%	(0.6)%
Equity in earnings, net of tax	—%	13.0%	—%	4.4%
Net (loss) income	(3.2)%	(15.7)%	(7.7)%	3.9%

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

Net sales

Modules Business

We generally price and sell the energy from our solar modules on a per watt basis. During the three and six months ended June 30, 2019, we sold the majority of our solar modules to integrators and operators of systems in the United States and France, and substantially all of our modules business net sales were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts.

Systems Business

During the three and six months ended June 30, 2019, the majority of our systems business net sales were in the United States and Australia, and substantially all of our systems business net sales were denominated in U.S. dollars and Australian dollars. We typically recognize revenue for sales of solar power systems using cost based input methods, which result in revenue being recognized as work is performed based on the relationship between actual costs incurred compared to the total estimated costs for a given contract. We may also recognize revenue for the sale of a system after the project has been completed due to the timing of when we enter into the associated sales contract with the customer.

The following table shows net sales by reportable segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Six Month Change
Modules	$228,745	$105,332	$123,413	117%	$427,560	$266,625	$160,935	60%
Systems	356,211	203,986	152,225	75%	689,374	609,958	79,416	13%
Net sales	$584,956	$309,318	$275,638	89%	$1,116,934	$876,583	$240,351	27%

Net sales from our modules segment increased $123.4 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to a 110% increase in the volume of watts sold and a 3% increase in the average selling price per watt. Net sales from our systems segment increased $152.2 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily as a result of the sale of the Beryl, Cove Mountain, and Muscle Shoals projects and ongoing construction activities at the Phoebe project, partially offset by the completion of substantially all construction activities at the Rosamond project in early 2019 and the Payne Creek project in late 2018.

Net sales from our modules segment increased $160.9 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to a 52% increase in the volume of watts sold and a 6% increase in the average selling price per watt. Net sales from our systems segment increased $79.4 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily as a result of ongoing construction activities at the Phoebe and GA Solar 4 projects and the sale of the Beryl project, partially offset by the sale of certain India projects in 2018.

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

The following table shows cost of sales by reportable segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Six Month Change
Modules	$217,262	$131,883	$85,379	65%	$441,073	$282,898	$158,175	56%
Systems	290,512	185,493	105,019	57%	598,567	428,945	169,622	40%
Total cost of sales	$507,774	$317,376	$190,398	60%	$1,039,640	$711,843	$327,797	46%
% of net sales	86.8%	102.6%			93.1%	81.2%

Our cost of sales increased $190.4 million, or 60%, and decreased 15.8 percentage points as a percent of net sales for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in cost of sales was driven by an $85.4 million increase in our modules segment cost of sales primarily as a result of higher costs of $116.1 million from an increase in the volume of modules sold, partially offset by reductions in the cost per watt of our solar modules, which decreased cost of sales by $23.6 million. The increase in cost of sales was also driven by a $105.0 million increase in our systems segment cost of sales primarily due to the sale of the Beryl project, which was substantially complete when all revenue recognition criteria were met, and the mix of projects under construction during the period.

Our cost of sales increased $327.8 million, or 46%, and increased 11.9 percentage points as a percent of net sales for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in cost of sales was driven by a $158.2 million increase in our modules segment cost of sales primarily as a result of higher costs of $131.5 million from an increase in the volume of modules sold and higher under-utilization and certain other charges associated with the initial ramp of certain Series 6 manufacturing lines, which increased cost of sales by $33.7 million. The increase in cost of sales was also driven by a $169.6 million increase in our systems segment cost of sales primarily due to the mix of projects under construction during the period.

Gross profit (loss)

Gross profit (loss) may be affected by numerous factors, including the selling prices of our modules and systems, our manufacturing costs, project development costs, BoS costs, the capacity utilization of our manufacturing facilities, and foreign exchange rates. Gross profit may also be affected by the mix of net sales from our modules and systems businesses.

The following table shows gross profit for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Six Month Change
Gross profit (loss)	$77,182	$(8,058)	$85,240	>100%	$77,294	$164,740	$(87,446)	(53)%
% of net sales	13.2%	(2.6)%			6.9%	18.8%

Gross profit (loss) increased by 15.8 percentage points to 13.2% during the three months ended June 30, 2019 from (2.6)% during the three months ended June 30, 2018 primarily due to a mix of higher gross profit projects sold during the period, reductions in the cost per watt of our solar modules driven, in part, by the launch of our Series 6 module technology, and improved utilization of our manufacturing facilities.

Gross profit (loss) decreased 11.9 percentage points to 6.9% during the six months ended June 30, 2019 from 18.8% during the six months ended June 30, 2018 due to a mix of lower gross profit projects under construction during the period and the settlement of a tax examination with the state of California in 2018, which affected our estimates of sales and use taxes due for certain projects.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Six Month Change
Selling, general and administrative	$50,934	$50,854	$80	—%	$96,286	$91,980	$4,306	5%
% of net sales	8.7%	16.4%			8.6%	10.5%

Selling, general and administrative expense for the three and six months ended June 30, 2019 increased compared to the three and six months ended June 30, 2018 primarily due to higher employee compensation expense and professional fees, partially offset by lower business development expenses.

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

The following table shows research and development expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Six Month Change
Research and development	$24,395	$20,370	$4,025	20%	$46,272	$40,694	$5,578	14%
% of net sales	4.2%	6.6%			4.1%	4.6%

Research and development expense for the three and six months ended June 30, 2019 increased compared to the three and six months ended June 30, 2018 primarily due to increased material and module testing costs.

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

The following table shows production start-up expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Six Month Change
Production start-up	$10,437	$24,352	$(13,915)	(57)%	$19,959	$61,436	$(41,477)	(68)%
% of net sales	1.8%	7.9%			1.8%	7.0%

During the six months ended June 30, 2019, we incurred production start-up expense at our new facility in Lake Township, Ohio. We also incurred production start-up expense at our second facility in Ho Chi Minh City, Vietnam, which commenced commercial production in early 2019. During the three and six months ended June 30, 2018, we incurred production start-up expense for the transition to Series 6 module manufacturing at our facilities in Kulim, Malaysia and Ho Chi Minh City, Vietnam. We also incurred production start-up expense for the transition to Series 6 module manufacturing at our facility in Perrysburg, Ohio, which commenced commercial production in early 2018.

Foreign currency gain (loss), net

Foreign currency gain (loss), net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency gain (loss), net for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Six Month Change
Foreign currency gain (loss), net	$1,726	$2,422	$(696)	(29)%	$1,898	$(95)	$1,993	>100%

Foreign currency gain for the three months ended June 30, 2019 decreased compared to the three months ended June 30, 2018 primarily due to the strengthening of the U.S. dollar relative to certain foreign currencies in 2018 and differences between our economic hedge positions and the underlying exposures, partially offset by lower costs associated with hedging activities related to our subsidiaries in Japan and India. Foreign currency gain for the six months ended June 30, 2019 increased compared to the six months ended June 30, 2018 primarily due to lower costs associated with hedging activities related to our subsidiaries in Japan and India, partially offset by the differences between our economic hedge positions and the underlying exposures.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, and restricted cash and investments. Interest income also includes interest earned from notes receivable and late customer payments.

The following table shows interest income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Six Month Change
Interest income	$13,510	$16,865	$(3,355)	(20)%	$27,769	$28,689	$(920)	(3)%

Interest income for the three months ended June 30, 2019 decreased compared to the three months ended June 30, 2018 primarily due to lower average balances of cash and time deposits and lower interest rates associated with restricted investments. Interest income for the six months ended June 30, 2019 decreased compared to the six months ended June 30, 2018 primarily due to lower average balances and interest rates associated with restricted investments, partially offset by higher average balances and interest rates associated with time deposits.

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

The following table shows interest expense, net for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Six Month Change
Interest expense, net	$(8,921)	$(6,065)	$(2,856)	47%	$(19,042)	$(11,247)	$(7,795)	69%

Interest expense, net for the three and six months ended June 30, 2019 increased compared to the three and six months ended June 30, 2018 primarily due to changes in the fair value of interest rate swap contracts, which do not qualify for hedge accounting.

Other (loss) income, net

Other (loss) income, net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted investments.

The following table shows other income, net for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Six Month Change
Other (loss) income, net	$(4,438)	$(4,328)	$(110)	3%	$(929)	$13,606	$(14,535)	(107)%

Other (loss) income, net for the three months ended June 30, 2019 was consistent with the three months ended June 30, 2018. Other income, net for the six months ended June 30, 2019 decreased compared to the six months ended June 30, 2018 primarily due to the impairment of a strategic investment, lower realized gains from sales of restricted investments, and net charges associated with certain letter of credit arrangements.

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

The following table shows income tax (expense) benefit for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Six Month Change
Income tax (expense) benefit	$(11,744)	$6,164	$(17,908)	291%	$(10,350)	$(5,461)	$(4,889)	90%
Effective tax rate	(175.1)%	6.5%			(13.7)%	345.0%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period. Income tax expense increased by $17.9 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to lower pretax losses, higher losses in certain jurisdictions for which no tax benefit could be recorded, and certain discrete tax expenses associated with filing a tax return in a foreign jurisdiction. Income tax expense increased by $4.9 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to higher losses in certain jurisdictions for which no tax benefit could be recorded and the discrete tax expense mentioned above, partially offset by the pretax loss during the six months ended June 30, 2019.

Equity in earnings, net of tax

Equity in earnings, net of tax represents our proportionate share of the earnings or losses from equity method investments as well as any gains or losses on the sale or disposal of such investments.

The following table shows equity in earnings, net of tax for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Six Month Change
Equity in earnings, net of tax	$(97)	$40,085	$(40,182)	(100)%	$(270)	$38,338	$(38,608)	(101)%

Equity in earnings, net of tax for the three and six months ended June 30, 2019 decreased compared to the three and six months ended June 30, 2018 primarily due to the sale of our ownership interests in 8point3 Operating Company, LLC, which resulted in a gain of $40.3 million, net of tax in 2018. See Note 5. “Consolidated Balance Sheet Details” to our condensed consolidated financial statements for additional information.

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

For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our accounting policies during the six months ended June 30, 2019 with the exception of certain changes to our lease accounting policies as part of the adoption of ASU 2016-02 as described in Note 7. “Leases” to our condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2. “Recent Accounting Pronouncements” to our condensed consolidated financial statements for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of June 30, 2019, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, contracts with customers for the future sale of solar modules, advanced-stage project pipeline, availability under our Revolving Credit Facility (considering the minimum liquidity covenant requirements therein), and access to the capital markets will be sufficient to meet our working capital, systems project investment, and capital expenditure needs for at least the next 12 months. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally.

We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, capital expenditures, and strategic discretionary spending. In the future, we may also engage in additional debt or equity financings, including project specific debt financings. We believe that when necessary, we will have adequate access to the capital markets, although our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to industry-wide or company-specific concerns. Such financings could result in increased debt service expenses, dilution to our existing stockholders, or restrictive covenants, which could limit our ability to pursue our strategic plans.

As of June 30, 2019, we had $2.0 billion of cash, cash equivalents, and marketable securities compared to $2.5 billion as of December 31, 2018. Cash, cash equivalents, and marketable securities as of June 30, 2019 decreased primarily as a result of purchases of property, plant and equipment and operating expenditures associated with the initial ramp of certain Series 6 manufacturing lines. As of June 30, 2019, $0.9 billion of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries and was primarily based in U.S. dollar, Japanese yen, and Indian rupee denominated holdings.

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

Our systems business requires significant liquidity and is expected to continue to have significant liquidity requirements in the future. The net amount of our project assets and related portion of deferred revenue, which approximates our net capital investment in the development and construction of systems projects, was $517.2 million as of June 30, 2019. Solar power project development and construction cycles, which span the time between the identification of a site location and the commercial operation of a system, vary substantially and can take many years to mature. As a result of these long project cycles and strategic decisions to finance the construction of certain projects using our working capital, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such projects. Delays in construction or in completing the sale of our systems projects that we are self-financing may also impact our liquidity. In certain circumstances, we may need to finance construction costs exclusively using working capital, if project financing becomes unavailable due to market-wide, regional, or other concerns.

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

Additionally, we may elect to retain an ownership interest in certain systems projects after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a systems project at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of

PV solar power system ownership, we may instead elect to temporarily own and operate such system until we can sell it on economically attractive terms. The decision to retain ownership of a system impacts our liquidity depending upon the size and cost of the project. As of June 30, 2019, we had $304.7 million of net PV solar power systems that had been placed in service, primarily in international markets. We have elected, and may in the future elect, to enter into temporary or long-term project financing to reduce the impact on our liquidity and working capital with regards to such projects and systems. We may also consider entering into tax equity or other arrangements with respect to ownership interests in certain of our projects, which could cause a portion of the economics of such projects to be realized over time.

The following additional considerations have impacted or may impact our liquidity for 2019 and beyond:

•
We expect to make significant capital investments over the next several years as we transition our production to Series 6 module technology and purchase the related manufacturing equipment and infrastructure, including expenditures for our additional U.S. manufacturing plant in Lake Township, Ohio. We expect the aggregate capital investment for currently planned Series 6 related programs to be approximately $2.0 billion, including $1.4 billion of capital expenditures already made as of June 30, 2019. These capital investments are expected to provide an annual Series 6 manufacturing capacity of approximately 6.6 GWDC once completed. During the remainder of 2019, we expect to spend $350 million to $450 million for capital expenditures, the majority of which is associated with our Series 6 transition.

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

•
The balance of our solar module inventories and BoS parts was $538.4 million as of June 30, 2019. As we continue to develop and construct our advanced-stage project pipeline, we must produce solar modules and procure BoS parts in volumes sufficient to support our planned construction schedules. As part of this construction cycle, we typically produce or procure these inventories in advance of receiving payment for such materials, which may temporarily reduce our liquidity. Once solar modules and BoS parts are installed in a project, they are classified as either project assets, PV solar power systems, or cost of sales depending on whether the project is subject to a definitive sales contract and whether other revenue recognition criteria have been met. We also produce significant volumes of modules for sale directly to third-parties, which requires us to carry inventories at levels sufficient to satisfy the demand of our customers and the needs of their projects, which may also temporarily reduce our liquidity.

•
We may commit significant working capital over the next several years to advance the construction of various U.S. systems projects or procure the associated BoS parts by specified dates for such projects to qualify for certain federal investment tax credits (“ITC”). Among other requirements, such credits require projects to commence construction in 2019, which may be achieved by certain qualifying procurement activities, to receive a 30% investment tax credit. The credit will step down to 26% for projects that commence construction in 2020, 22% for projects that commence construction in 2021, and 10% for projects that commence construction thereafter.

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

Cash Flows

The following table summarizes the key cash flow activity for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by operating activities	$(289,870)	$83,856
Net cash used in investing activities	(17,886)	(372,821)
Net cash provided by financing activities	80,719	69,991
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,018)	(13,077)
Net decrease in cash, cash equivalents and restricted cash	$(229,055)	$(232,051)

Operating Activities

The increase in net cash used in operating activities was primarily driven by operating expenditures associated with our ongoing transition to Series 6 module manufacturing and lower gross profit projects under construction along with the timing of cash receipts from such sales.

Investing Activities

The decrease in net cash used in investing activities was primarily due to higher net sales of marketable securities and restricted investments and lower purchases of property, plant and equipment, partially offset by proceeds associated with the sale of our interests in the Partnership and its subsidiaries in 2018.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019.

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

Although we believe that solar energy will experience widespread adoption in those applications where it competes economically with traditional forms of energy without any support programs, in certain markets our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Federal, state, and local governmental bodies in many countries have provided subsidies in the form of feed-in-tariffs, rebates, tax incentives, and other incentives to end-users, distributors, system integrators, and manufacturers of PV solar products. Many of these support programs expire, phase out over time, require renewal by the applicable authority, or may be amended. A summary of certain recent developments in the major government support programs that may impact our business appears under Item 1. “Business – Support Programs” of our Annual Report on Form 10-K. To the extent these support programs are reduced earlier than previously expected or are changed retroactively, such changes could negatively impact demand and/or price levels for our solar modules and systems, lead to a reduction in our net sales, and adversely impact our operating results. Another consideration in the U.S. market, and to a lesser extent in other global markets, is the effect of governmental land-use planning policies and environmental policies on utility-scale PV solar development. The adoption of restrictive land-use designations or environmental regulations that proscribe or restrict the siting of utility-scale solar facilities could adversely affect the marginal cost of such development.

In addition, policies of the U.S. presidential administration may create regulatory uncertainty in the renewable energy industry, including the solar industry, and our business, financial condition, and results of operations could be adversely affected. Members of the U.S. presidential administration, including representatives of the U.S. Department of Energy, have made public statements that indicate that the administration may not be supportive of various clean energy programs and initiatives designed to curtail climate change. For example, in June 2017, the U.S. President announced that the United States would withdraw from participation in the 2015 Paris Agreement on climate change mitigation. In addition, the administration has indicated that it may be supportive of overturning or modifying policies of or regulations enacted by the prior administration that placed limitations on gas and coal electricity generation, mining, and/or exploration. Additionally, in October 2017, the United States Environmental Protection Agency (“U.S. EPA”) issued a Notice of Proposed Rulemaking, proposing to repeal the previous U.S. presidential administration’s Clean Power Plan (“CPP”), which established standards to limit carbon dioxide emissions from existing power generation facilities. In June 2019, the U.S. EPA issued the final Affordable Clean Energy (“ACE”) rule and repealed the CPP. Under the ACE rule, emissions from electric utility generation facilities would be regulated only through the use of various “inside the fence” or onsite efficiency improvements and emission control technologies. In contrast, the CPP allowed facility owners to reduce emissions with “outside the fence” measures, including those associated with renewable energy projects. While the ACE rule is currently subject to legal challenges and may be subject to future challenges, the ultimate resolution of such challenges, and the ultimate impact of the ACE rule, is uncertain. As a result of the new ACE rule and other policies or actions of the current U.S. administration and/or the U.S. Congress, we may be subject to significant risks, including the following:

•
a reduction or removal of clean energy programs and initiatives and the incentives they provide may diminish the market for future solar energy off-take agreements, slow the retirement of aging fossil fuel plants, including the retirements of coal generation plants, and reduce the ability for solar project developers to compete for future solar energy off-take agreements, which may reduce incentives for such parties to develop solar projects and purchase PV solar modules;

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

Application of U.S. trade laws, or trade laws of other countries, may also impact, either directly or indirectly, our operating results. For example, in January 2018, following a petition filed by a U.S.-based manufacturer of solar cells under Sections 201 and 202 of the Trade Act of 1974 for global safeguard relief with the U.S. International Trade Commission (the “USITC”), requesting, among other things, the imposition of certain tariffs on crystalline silicon solar cells imported into the United States and the establishment of a minimum price per watt on imported crystalline silicon solar modules, the U.S. President proclaimed tariffs on imported crystalline silicon modules, and a tariff-rate quota on imported crystalline silicon cells, over a four-year period, with the tariff on modules, and the tariff on cells above the first 2.5 GWDC of imports, starting at 30% for the February 2018 to February 2019 period and declining by five percentage points in each subsequent 12-month period. Thin film solar cell products, such as our CdTe technology, are expressly excluded from the tariffs. The Office of the United States Trade Representative has also granted certain requests that particular types of solar products be excluded from the tariffs. Among these is an exclusion for bifacial solar modules that was issued on June 13, 2019. Unless the bifacial solar module exclusion is rescinded or modified, we believe it is likely to result in increased solar module imports into the United States. In addition, the USITC is expected to review developments regarding the relevant domestic industry (including its efforts to adjust to import competition) and issue a report to the U.S. President by February 2020. Such report could serve as a basis for the U.S. President to reduce, modify, or terminate the safeguard tariffs.

The United States has also imposed import tariffs in connection with other proceedings during 2018 and 2019. In March 2018, the U.S. President proclaimed tariffs on certain imported aluminum and steel articles, generally at rates of 10% and 25%, respectively, under Section 232 of the Trade Expansion Act of 1962. Currently, all countries except Argentina, Australia, Canada, and Mexico are covered by the aluminum tariff, and all countries except Argentina, Australia, Brazil, Canada, Mexico, and South Korea are covered by the steel tariff. In addition, in May 2018, the U.S. President proclaimed absolute quotas for the import of aluminum articles from Argentina and the import of steel articles from Argentina, Brazil, and South Korea. Separately, in a series of actions during 2018 and 2019 that followed an investigation under Section 301 of the Trade Act of 1974, the United States imposed tariffs on various articles imported from China at a rate of 25%, including crystalline silicon solar cells and modules and various other articles.

Internationally, in July 2018, the Indian government imposed a safeguard duty on solar cells and modules imported from various countries, including member countries of the Organisation for Economic Co-operation and Development, China, and Malaysia, for a two-year period, starting at 25% through July 2019 and declining by five percentage points in each subsequent six-month period. In addition, in March 2019, the Indian government issued technical guidelines related to the enlistment of approved models and manufacturers of PV solar modules. Pursuant to the regulations, after March 2020, all projects owned by the Indian government or from which energy would be supplied to the government would be required to procure eligible components from these enlisted manufacturers. The enlistment procedures have certain distinguishing criteria depending on whether a manufacturer is located inside or outside of India, which may restrict our ability to access the Indian market. Such tariffs and policies, or any other U.S. or global trade remedies or other trade barriers, may directly or indirectly affect U.S. or global markets for solar energy and our business, financial condition, and results of operations.

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

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

FIRST SOLAR, INC.

Date: August 1, 2019	By:	/s/ BYRON JEFFERS
	Name:	Byron Jeffers
	Title:	Interim Chief Accounting Officer