Form 10-Q
period 2019-09-30
FIRST SOLAR, INC.
filed 2019-10-25
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

As of October 18, 2019, 105,406,846 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$546,806	$676,220	$1,663,740	$1,552,803
Cost of sales	408,443	547,093	1,448,083	1,258,936
Gross profit	138,363	129,127	215,657	293,867
Operating expenses:
Selling, general and administrative	53,542	33,539	149,828	125,519
Research and development	24,912	22,390	71,184	63,084
Production start-up	18,605	14,723	38,564	76,159
Total operating expenses	97,059	70,652	259,576	264,762
Operating income (loss)	41,304	58,475	(43,919)	29,105
Foreign currency gain (loss), net	1,209	(2,383)	3,107	(2,478)
Interest income	11,454	16,456	39,223	45,145
Interest expense, net	(4,976)	(3,198)	(24,018)	(14,445)
Other (loss) income, net	(3,399)	(5,971)	(4,328)	7,635
Income (loss) before taxes and equity in earnings	45,592	63,379	(29,935)	64,962
Income tax expense	(15,035)	(2,396)	(25,385)	(7,857)
Equity in earnings, net of tax	65	(3,233)	(205)	35,105
Net income (loss)	$30,622	$57,750	$(55,525)	$92,210

Net income (loss) per share:
Basic	$0.29	$0.55	$(0.53)	$0.88
Diluted	$0.29	$0.54	$(0.53)	$0.87
Weighted-average number of shares used in per share calculations:
Basic	105,397	104,804	105,272	104,711
Diluted	106,227	106,163	105,272	106,211

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$30,622	$57,750	$(55,525)	$92,210
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,570)	1,793	(6,245)	(7,252)
Unrealized gain (loss) on marketable securities and restricted investments, net of tax of $(376), $273, $184, and $3,424	13,258	(6,688)	21,816	(32,106)
Unrealized gain (loss) on derivative instruments, net of tax of $98, $(22), $429, and $(1,000)	714	(39)	(623)	1,928
Other comprehensive income (loss)	7,402	(4,934)	14,948	(37,430)
Comprehensive income (loss)	$38,024	$52,816	$(40,577)	$54,780

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$878,999	$1,403,562
Marketable securities	661,552	1,143,704
Accounts receivable trade, net	367,306	128,282
Accounts receivable, unbilled and retainage	165,013	458,166
Inventories	576,770	387,912
Balance of systems parts	68,858	56,906
Project assets	5,557	37,930
Prepaid expenses and other current assets	319,435	243,061
Total current assets	3,043,490	3,859,523
Property, plant and equipment, net	2,106,968	1,756,211
PV solar power systems, net	484,593	308,640
Project assets	566,517	460,499
Deferred tax assets, net	66,114	77,682
Restricted cash and investments	305,469	318,390
Goodwill	14,462	14,462
Intangible assets, net	66,785	74,162
Inventories	152,574	130,083
Notes receivable, affiliate	—	22,832
Other assets	247,715	98,878
Total assets	$7,054,687	$7,121,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218,088	$233,287
Income taxes payable	15,409	20,885
Accrued expenses	377,364	441,580
Current portion of long-term debt	28,240	5,570
Deferred revenue	93,283	129,755
Other current liabilities	28,422	14,380
Total current liabilities	760,806	845,457
Accrued solar module collection and recycling liability	134,985	134,442
Long-term debt	452,064	461,221
Other liabilities	524,349	467,839
Total liabilities	1,872,204	1,908,959
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 105,406,367 and 104,885,261 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	105	105
Additional paid-in capital	2,835,868	2,825,211
Accumulated earnings	2,386,028	2,441,553
Accumulated other comprehensive loss	(39,518)	(54,466)
Total stockholders’ equity	5,182,483	5,212,403
Total liabilities and stockholders’ equity	$7,054,687	$7,121,362

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount
Balance at June 30, 2019	105,390	$105	$2,826,533	$2,355,406	$(46,920)	$5,135,124
Net income	—	—	—	30,622	—	30,622
Other comprehensive income	—	—	—	—	7,402	7,402
Common stock issued for share-based compensation	21	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(5)	—	(339)	—	—	(339)
Share-based compensation expense	—	—	9,674	—	—	9,674
Balance at September 30, 2019	105,406	$105	$2,835,868	$2,386,028	$(39,518)	$5,182,483

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount
Balance at June 30, 2018	104,798	$105	$2,809,272	$2,331,687	$(30,237)	$5,110,827
Net income	—	—	—	57,750	—	57,750
Other comprehensive loss	—	—	—	—	(4,934)	(4,934)
Common stock issued for share-based compensation	21	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(5)	—	(265)	—	—	(265)
Share-based compensation expense	—	—	7,578	—	—	7,578
Balance at September 30, 2018	104,814	$105	$2,816,585	$2,389,437	$(35,171)	$5,170,956

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount
Balance at December 31, 2018	104,885	$105	$2,825,211	$2,441,553	$(54,466)	$5,212,403
Net loss	—	—	—	(55,525)	—	(55,525)
Other comprehensive income	—	—	—	—	14,948	14,948
Common stock issued for share-based compensation	826	1	1,672	—	—	1,673
Tax withholding related to vesting of restricted stock	(305)	(1)	(16,070)	—	—	(16,071)
Share-based compensation expense	—	—	25,055	—	—	25,055
Balance at September 30, 2019	105,406	$105	$2,835,868	$2,386,028	$(39,518)	$5,182,483

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount
Balance at December 31, 2017	104,468	$104	$2,799,107	$2,297,227	$2,259	$5,098,697
Net income	—	—	—	92,210	—	92,210
Other comprehensive loss	—	—	—	—	(37,430)	(37,430)
Common stock issued for share-based compensation	501	1	1,709	—	—	1,710
Tax withholding related to vesting of restricted stock	(155)	—	(10,516)	—	—	(10,516)
Share-based compensation expense	—	—	26,285	—	—	26,285
Balance at September 30, 2018	104,814	$105	$2,816,585	$2,389,437	$(35,171)	$5,170,956

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(55,525)	$92,210
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation, amortization and accretion	149,970	89,192
Share-based compensation	25,408	26,787
Equity in earnings, net of tax	205	(35,105)
Distributions received from equity method investments	—	12,394
Remeasurement of monetary assets and liabilities	2,097	6,837
Deferred income taxes	11,678	(55,732)
Gains on sales of marketable securities and restricted investments	(15,016)	(19,473)
Liabilities assumed by customers for the sale of systems	(88,050)	(116,456)
Other, net	7,080	7,271
Changes in operating assets and liabilities:
Accounts receivable, trade, unbilled and retainage	51,803	(178,723)
Prepaid expenses and other current assets	(29,311)	(34,321)
Inventories and balance of systems parts	(223,756)	(158,311)
Project assets and PV solar power systems	(253,260)	50,294
Other assets	18,326	(12,694)
Income tax receivable and payable	(24,585)	6,302
Accounts payable	(532)	28,591
Accrued expenses and other liabilities	(185,489)	181,328
Accrued solar module collection and recycling liability	1,465	(31,701)
Net cash used in operating activities	(607,492)	(141,310)
Cash flows from investing activities:
Purchases of property, plant and equipment	(510,571)	(610,620)
Purchases of marketable securities and restricted investments	(668,052)	(1,102,440)
Proceeds from sales and maturities of marketable securities and restricted investments	1,120,961	627,106
Proceeds from sales of equity method investments	—	247,595
Payments received on notes receivable, affiliates	—	48,459
Other investing activities	3,027	(5,823)
Net cash used in investing activities	(54,635)	(795,723)
Cash flows from financing activities:
Repayment of long-term debt	(10,583)	(18,937)
Proceeds from borrowings under long-term debt, net of discounts and issuance costs	107,396	174,594
Payments of tax withholdings for restricted shares	(16,070)	(10,516)
Other financing activities	999	(1,958)
Net cash provided by financing activities	81,742	143,183
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,732)	(12,454)
Net decrease in cash, cash equivalents and restricted cash	(587,117)	(806,304)
Cash, cash equivalents and restricted cash, beginning of the period	1,562,623	2,330,476
Cash, cash equivalents and restricted cash, end of the period	$975,506	$1,524,172
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$111,791	$144,928
Sale of system previously accounted for as sale-leaseback financing	$—	$31,992

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other period. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K, which has been filed with the SEC.

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

3. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents:
Cash	$871,711	$1,202,774
Money market funds	7,288	200,788
Total cash and cash equivalents	878,999	1,403,562
Marketable securities:
Foreign debt	361,414	318,646
Foreign government obligations	21,988	98,621
U.S. debt	90,388	44,468
Time deposits	187,762	681,969
Total marketable securities	661,552	1,143,704
Total cash, cash equivalents, and marketable securities	$1,540,551	$2,547,266

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 to the total of such amounts as presented in the condensed consolidated statement of cash flows (in thousands):

	Balance Sheet Line Item	September 30, 2019	December 31, 2018
Cash and cash equivalents	Cash and cash equivalents	$878,999	$1,403,562
Restricted cash – current (1)	Prepaid expenses and other current assets	32,416	19,671
Restricted cash – noncurrent (1)	Restricted cash and investments	64,091	139,390
Total cash, cash equivalents, and restricted cash		$975,506	$1,562,623
——————————

(1)	See Note 4. “Restricted Cash and Investments” to our condensed consolidated financial statements for discussion of our “Restricted cash” arrangements.

During the three and nine months ended September 30, 2019, we sold marketable securities for proceeds of $32.0 million and $52.0 million, respectively, and realized no gain or loss on the sales. During the nine months ended September 30, 2018, we sold marketable securities for proceeds of $10.8 million and realized gains of less than $0.1 million on the sales. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of September 30, 2019 and December 31, 2018 (in thousands):

	As of September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign debt	$360,923	$1,090	$599	$361,414
Foreign government obligations	21,988	—	—	21,988
U.S. debt	90,250	171	33	90,388
Time deposits	187,762	—	—	187,762
Total	$660,923	$1,261	$632	$661,552

	As of December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign debt	$320,056	$468	$1,878	$318,646
Foreign government obligations	99,189	—	568	98,621
U.S. debt	44,625	53	210	44,468
Time deposits	681,969	—	—	681,969
Total	$1,145,839	$521	$2,656	$1,143,704

As of September 30, 2019, we identified three investments totaling $38.5 million that had been in a loss position for a period of time greater than 12 months with unrealized losses of less than $0.1 million. As of December 31, 2018, we identified 15 investments totaling $207.2 million that had been in a loss position for a period of time greater than 12 months with unrealized losses of $1.8 million. Such unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase. Based on the underlying credit quality of the investments, we do not intend to sell these securities prior to the recovery of our cost basis. Therefore, we did not consider these securities to be other-than-temporarily impaired.

The following tables show unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of September 30, 2019 and December 31, 2018, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of September 30, 2019
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Foreign debt	$133,345	$541	$24,196	$58	$157,541	$599
U.S. debt	25,797	29	14,270	4	40,067	33
Total	$159,142	$570	$38,466	$62	$197,608	$632

	As of December 31, 2018
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Foreign debt	$150,842	$802	$94,446	$1,076	$245,288	$1,878
Foreign government obligations	—	—	98,621	568	98,621	568
U.S. debt	15,356	32	14,085	178	29,441	210
Total	$166,198	$834	$207,152	$1,822	$373,350	$2,656

The contractual maturities of our marketable securities as of September 30, 2019 were as follows (in thousands):

Fair Value
One year or less	$346,453
One year to two years	182,861
Two years to three years	102,224
Three years to four years	30,014
Total	$661,552

4. Restricted Cash and Investments

Restricted cash and investments consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Restricted cash	$64,091	$139,390
Restricted investments	241,378	179,000
Total restricted cash and investments (1)	$305,469	$318,390

——————————

(1)	There was an additional $32.4 million and $19.7 million of restricted cash included within “Prepaid expenses and other current assets” at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019 and December 31, 2018, our restricted cash consisted of deposits held by various banks to secure certain of our letters of credit and other deposits designated for the construction or operation of systems projects as well as the payment of amounts related to project specific debt financings. At December 31, 2018, our restricted cash also included certain deposits held in custodial accounts to fund the estimated future costs of our solar module collection and recycling obligations.

At September 30, 2019 and December 31, 2018, our restricted investments consisted of long-term marketable securities that were also held in custodial accounts to fund the estimated future costs of collecting and recycling modules covered under our solar module collection and recycling program. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted investments, and an estimated solar module life of 25 years less amounts already funded in prior years. To ensure that amounts previously funded will be available in the future regardless of potential adverse changes in our financial condition (even in the case of our own insolvency), we have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds.

During the nine months ended September 30, 2019, we sold certain restricted investments for proceeds of $47.9 million and realized gains of $15.0 million on such sales as part of efforts to align the currencies of the investments with those of the corresponding collection and recycling liabilities and disburse $14.9 million of overfunded amounts. During the nine months ended September 30, 2018, we sold certain restricted investments for proceeds of $101.6 million, realized gains of $19.5 million on such sales, and withdrew the funds from the trust as a reimbursement of overfunded amounts. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted investments.

The following tables summarize the unrealized gains and losses related to our restricted investments, by major security type, as of September 30, 2019 and December 31, 2018 (in thousands):

	As of September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign government obligations	$116,424	$17,552	$—	$133,976
U.S. government obligations	98,414	8,988	—	107,402
Total	$214,838	$26,540	$—	$241,378

	As of December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign government obligations	$73,798	$14,234	$235	$87,797
U.S. government obligations	97,223	416	6,436	91,203
Total	$171,021	$14,650	$6,671	$179,000

As of September 30, 2019, we had no restricted investments in a loss position. As of December 31, 2018, we identified six restricted investments totaling $87.4 million that had been in a loss position for a period of time greater than 12 months with unrealized losses of $6.4 million. Such unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase.

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

As of September 30, 2019, the contractual maturities of our restricted investments were between 10 years and 20 years.

5. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable trade, gross	$369,295	$129,644
Allowance for doubtful accounts	(1,989)	(1,362)
Accounts receivable trade, net	$367,306	$128,282

At September 30, 2019 and December 31, 2018, $63.2 million and $8.5 million, respectively, of our accounts receivable trade, net were secured by letters of credit, bank guarantees, surety bonds, or other forms of financial security issued by creditworthy financial institutions.

Accounts receivable, unbilled and retainage

Accounts receivable, unbilled and retainage consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable, unbilled	$136,734	$441,666
Retainage	28,279	16,500
Accounts receivable, unbilled and retainage	$165,013	$458,166

Inventories

Inventories consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$241,305	$224,329
Work in process	51,926	41,294
Finished goods	436,113	252,372
Inventories	$729,344	$517,995
Inventories – current	$576,770	$387,912
Inventories – noncurrent	$152,574	$130,083

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Prepaid expenses	$128,776	$90,981
Prepaid income taxes	76,613	59,319
Restricted cash	32,416	19,671
Indirect tax receivables	28,238	26,327
Notes receivable (1)	23,440	5,196
Derivative instruments (2)	2,299	2,364
Other current assets	27,653	39,203
Prepaid expenses and other current assets	$319,435	$243,061

——————————

(1)
In November 2014 and February 2016, we entered into a term loan agreement and a convertible loan agreement, respectively, with Clean Energy Collective, LLC (“CEC”). Our term loan bears interest at 16% per annum, and our convertible loan bears interest at 10% per annum. In November 2018, we amended the terms of the loan agreements to (i) extend their maturity to June 2020, (ii) waive the conversion features on our convertible loan, and (iii) increase the frequency of interest payments, subject to certain conditions. In January 2019, CEC finalized certain restructuring arrangements, which resulted in a dilution of our ownership interest in CEC and the loss of our representation on the company’s board of managers. As a result of such restructuring, CEC no longer qualified to be accounted for under the equity method. As of September 30, 2019, the aggregate balance outstanding on the loans was $23.1 million and was presented within “Prepaid expenses and other current assets.” As of December 31, 2018, the aggregate balance outstanding on the loans was $22.8 million and was presented within “Notes receivable, affiliate.”

(2)	See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Land	$14,176	$14,382
Buildings and improvements	658,510	567,605
Machinery and equipment	2,166,391	1,826,434
Office equipment and furniture	186,852	178,011
Leasehold improvements	49,018	49,055
Construction in progress	406,056	405,581
Property, plant and equipment, gross	3,481,003	3,041,068
Accumulated depreciation	(1,374,035)	(1,284,857)
Property, plant and equipment, net	$2,106,968	$1,756,211

We periodically assess the estimated useful lives of our property, plant and equipment whenever applicable facts and circumstances indicate a change in the estimated useful life of an asset may have occurred. During the three months ended September 30, 2019, we revised the estimated useful lives of certain core Series 6 manufacturing equipment from 10 years to 15 years. Such revision was primarily due to the validation of certain aspects of our Series 6 module technology, including the nature of the manufacturing process, the operating and maintenance cost profile of the manufacturing equipment, and the technology’s compatibility with our long-term module technology roadmap. We expect the revised useful lives to reduce depreciation by approximately $15 million per year based on the carrying value of the associated equipment as of September 30, 2019. Depreciation of property, plant and equipment was $42.8 million and $129.4 million for the three and nine months ended September 30, 2019, respectively, and $29.4 million and $72.6 million for the three and nine months ended September 30, 2018, respectively.

PV solar power systems, net

Photovoltaic (“PV”) solar power systems, net consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
PV solar power systems, gross	$531,869	$343,061
Accumulated depreciation	(47,276)	(34,421)
PV solar power systems, net	$484,593	$308,640

Depreciation of PV solar power systems was $5.9 million and $12.9 million for the three and nine months ended September 30, 2019, respectively, and $3.5 million and $11.8 million for the three and nine months ended September 30, 2018, respectively.

Project assets

Project assets consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Project assets – development costs, including project acquisition and land costs	$297,753	$298,070
Project assets – construction costs	274,321	200,359
Project assets	$572,074	$498,429
Project assets – current	$5,557	$37,930
Project assets – noncurrent	$566,517	$460,499

Capitalized interest

The cost of constructing project assets may include interest costs incurred during the development and construction period. The components of interest expense and capitalized interest were as follows during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest cost incurred	$(5,239)	$(5,023)	$(26,348)	$(19,080)
Interest cost capitalized – project assets	263	1,825	2,330	4,635
Interest expense, net	$(4,976)	$(3,198)	$(24,018)	$(14,445)

Other assets

Other assets consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Operating lease assets (1)	$176,785	$—
Indirect tax receivables	9,209	22,487
Note receivable (2)	8,003	8,017
Income taxes receivable	4,103	4,444
Equity method investments (3)	2,917	3,186
Derivative instruments (4)	449	—
Deferred rent	—	27,249
Other	46,249	33,495
Other assets	$247,715	$98,878
——————————

(1)	See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

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

In June 2018, we completed the sale of our interests in the Partnership and its subsidiaries to CD Clean Energy and Infrastructure V JV, LLC, an equity fund managed by Capital Dynamics, Inc. and certain other co-investors and other parties, and received net proceeds of $240.0 million after the payment of fees, expenses, and other amounts. We accounted for our interests in OpCo, a subsidiary of the Partnership, under the equity method of accounting as we were able to exercise significant influence over the Partnership due to our representation on the board of directors of its general partner and certain of our associates serving as officers of its general partner. During the nine months ended September 30, 2018, we recognized equity in earnings, net of tax, of $39.7 million from our investment in OpCo, including a gain of $40.3 million, net of tax, for the sale of our interests in the Partnership and its subsidiaries. During the nine months ended September 30, 2018, we received distributions from OpCo of $12.4 million.

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

(4)	See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Goodwill

Goodwill for the relevant reporting unit consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	December 31, 2018	Acquisitions (Impairments)	September 30, 2019
Modules	$407,827	$—	$407,827
Accumulated impairment losses	(393,365)	—	(393,365)
Goodwill	$14,462	$—	$14,462

Intangible assets, net

The following tables summarize our intangible assets at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$97,964	$(39,977)	$57,987
Power purchase agreements	6,486	(892)	5,594
Patents	7,408	(4,204)	3,204
Intangible assets, net	$111,858	$(45,073)	$66,785

	December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$97,714	$(33,093)	$64,621
Power purchase agreements	6,486	(648)	5,838
Patents	7,408	(3,705)	3,703
Intangible assets, net	$111,608	$(37,446)	$74,162

Amortization expense for our intangible assets was $2.6 million and $7.6 million for the three and nine months ended September 30, 2019, respectively, and $2.5 million and $7.4 million for the three and nine months ended September 30, 2018, respectively.

Accrued expenses

Accrued expenses consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Accrued project costs	$85,285	$147,162
Accrued property, plant and equipment	77,628	89,905
Accrued compensation and benefits	59,396	41,937
Accrued inventory	50,092	53,075
Product warranty liability (1)	19,526	27,657
Other	85,437	81,844
Accrued expenses	$377,364	$441,580
——————————

(1)	See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product warranty liability.”

Other current liabilities

Other current liabilities consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Operating lease liabilities (1)	$11,221	$—
Derivative instruments (2)	3,239	7,294
Contingent consideration (3)	350	665
Other	13,612	6,421
Other current liabilities	$28,422	$14,380
——————————

(1)	See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)	See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

(3)	See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Contingent consideration” arrangements.

Other liabilities

Other liabilities consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Product warranty liability (1)	$118,379	$193,035
Operating lease liabilities (2)	142,256	—
Other taxes payable	88,786	83,058
Transition tax liability	68,851	77,016
Deferred revenue	40,995	48,014
Derivative instruments (3)	8,706	9,205
Contingent consideration (1)	5,250	2,250
Other liabilities — noncurrent	51,126	55,261
Other liabilities	$524,349	$467,839
——————————

(1)	See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product warranty liability” and “Contingent consideration” arrangements.

(2)	See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(3)	See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

6. Derivative Financial Instruments

As a global company, we are exposed in the normal course of business to interest rate and foreign currency risks that could affect our financial position, results of operations, and cash flows. We use derivative instruments to hedge against these risks and only hold such instruments for hedging purposes, not for speculative or trading purposes.

Depending on the terms of the specific derivative instruments and market conditions, some of our derivative instruments may be assets and others liabilities at any particular balance sheet date. We report all of our derivative instruments at fair value and account for changes in the fair value of derivative instruments within “Accumulated other comprehensive loss” if the derivative instruments qualify for hedge accounting. For those derivative instruments that do not qualify for hedge accounting (i.e., “economic hedges”), we record the changes in fair value directly to earnings. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the techniques we use to measure the fair value of our derivative instruments.

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Prepaid Expenses and Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$230	$449	$180	$—
Total derivatives designated as hedging instruments	$230	$449	$180	$—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$2,069	$—	$2,594	$—
Interest rate swap contracts	—	—	465	8,706
Total derivatives not designated as hedging instruments	$2,069	$—	$3,059	$8,706
Total derivative instruments	$2,299	$449	$3,239	$8,706

	December 31, 2018
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$158	$—	$—
Total derivatives designated as hedging instruments	$158	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$2,206	$7,096	$—
Interest rate swap contracts	—	198	9,205
Total derivatives not designated as hedging instruments	$2,206	$7,294	$9,205
Total derivative instruments	$2,364	$7,294	$9,205

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

Foreign Exchange Forward Contracts
Balance as of December 31, 2018	$1,329
Amounts recognized in other comprehensive income (loss)	153
Amounts reclassified to earnings impacting:
Net sales	(124)
Cost of sales	(1,081)
Balance as of September 30, 2019	$277

Balance as of December 31, 2017	$(1,723)
Amounts recognized in other comprehensive income (loss)	(3,884)
Amounts reclassified to earnings impacting:
Net sales	1,698
Cost of sales	212
Foreign currency gain (loss), net	5,448
Other (loss) income, net	(546)
Balance as of September 30, 2018	$1,205

We recorded no amounts related to ineffective portions of our derivative instruments designated as cash flow hedges during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2019, we recognized unrealized gains of $0.2 million and $0.3 million, respectively, within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges. During the three and nine months ended September 30, 2018, we recognized unrealized gains of $1.0 million and $0.5 million, respectively, within “Other (loss) income, net” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges.

The following table presents gains and losses related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Line Item	2019	2018	2019	2018
Interest rate swap contracts	Cost of sales	$—	$—	$(1,656)	$—
Foreign exchange forward contracts	Foreign currency gain (loss), net	3,635	7,098	883	13,477
Interest rate swap contracts	Interest expense, net	(357)	883	(10,089)	(1,284)

Interest Rate Risk

We primarily use interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use such swap contracts for speculative or trading purposes. During the nine months ended September 30, 2019 and 2018, the majority of our interest rate swap contracts related to project specific debt facilities. Such swap contracts did not qualify for accounting as cash flow hedges in accordance with ASC 815 due to our expectation to sell the associated projects before the maturity of their project specific debt financings and corresponding swap contracts. Accordingly, changes in the fair values of these swap contracts were recorded directly to “Interest expense, net.”

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

In January 2017, FS Japan Project 12 GK, our indirect wholly-owned subsidiary and project company, entered into an interest rate swap contract to hedge a portion of the floating rate senior loan facility under the project’s Ishikawa Credit Agreement (as defined in Note 9. “Debt” to our condensed consolidated financial statements). Such swap had an initial notional value of ¥5.7 billion and entitled the project to receive a six-month floating TIBOR plus 0.75% interest rate while requiring the project to pay a fixed rate of 1.482%. The notional amount of the interest rate swap contract is scheduled to proportionately adjust with the scheduled draws and principal payments on the underlying hedged debt. As of September 30, 2019 and December 31, 2018, the notional value of the interest rate swap contract was ¥19.1 billion ($176.7 million) and ¥19.2 billion ($174.1 million), respectively.

Foreign Currency Risk

Cash Flow Exposure

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of September 30, 2019 and December 31, 2018, these foreign exchange forward contracts hedged our forecasted cash flows for periods up to 19 months and 6 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of September 30, 2019 and December 31, 2018.

As of September 30, 2019 and December 31, 2018, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

	September 30, 2019
Currency	Notional Amount	USD Equivalent
U.S. dollar (1)	$31.6	$31.6

	December 31, 2018
Currency	Notional Amount	USD Equivalent
Australian dollar	AUD 8.8	$6.2

——————————

(1)	These derivative instruments represent hedges of outstanding payables at certain of our foreign subsidiaries whose functional currencies are other than the U.S. dollar.

In the following 12 months, we expect to reclassify to earnings $0.1 million of net unrealized losses related to forward contracts that are included in “Accumulated other comprehensive loss” at September 30, 2019 as we realize the earnings effects of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rates when we realize the related forecasted transactions.

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

As of September 30, 2019 and December 31, 2018, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	September 30, 2019
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 14.2	$9.6
Sell	Australian dollar	AUD 7.3	$4.9
Purchase	Brazilian real	BRL 8.5	$2.0
Purchase	Canadian dollar	CAD 4.5	$3.4
Sell	Canadian dollar	CAD 1.6	$1.2
Purchase	Chilean peso	CLP 1,632.3	$2.2
Sell	Chilean peso	CLP 5,180.1	$7.1
Purchase	Euro	€138.3	$151.2
Sell	Euro	€148.8	$162.7
Purchase	Indian rupee	INR 85.9	$1.2
Sell	Indian rupee	INR 1,621.4	$23.0
Purchase	Japanese yen	¥2,462.8	$22.8
Sell	Japanese yen	¥20,906.6	$193.5
Purchase	Malaysian ringgit	MYR 65.5	$15.6
Sell	Malaysian ringgit	MYR 86.0	$20.5
Sell	Mexican peso	MXN 34.6	$1.8
Purchase	Singapore dollar	SGD 2.9	$2.1

	December 31, 2018
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 2.1	$1.5
Sell	Australian dollar	AUD 52.9	$37.3
Purchase	Brazilian real	BRL 8.5	$2.2
Sell	Canadian dollar	CAD 2.9	$2.1
Sell	Chilean peso	CLP 3,506.6	$5.1
Purchase	Euro	€115.2	$131.9
Sell	Euro	€191.8	$219.7
Sell	Indian rupee	INR 789.2	$11.3
Purchase	Japanese yen	¥931.6	$8.4
Sell	Japanese yen	¥23,858.8	$216.2
Purchase	Malaysian ringgit	MYR 34.3	$8.3
Sell	Malaysian ringgit	MYR 53.8	$12.9
Sell	Mexican peso	MXN 37.3	$1.9
Purchase	Singapore dollar	SGD 3.8	$2.8

7. Leases

Our lease arrangements include land associated with our systems projects, our corporate and administrative offices, land for our international manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Japan, Malaysia, and Vietnam.

Upon commencement of a lease, we recognize a lease liability for the present value of the lease payments not yet paid, discounted using an interest rate that represents our ability to borrow on a collateralized basis over a period that approximates the lease term. We also recognize a lease asset, which represents our right to control the use of the underlying property, plant or equipment, at an amount equal to the lease liability, adjusted for prepayments and initial direct costs.

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

The following table presents certain quantitative information related to our lease arrangements for the three and nine months ended September 30, 2019 and as of September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$5,788	$16,607
Variable lease cost	904	2,592
Short-term lease cost	1,118	6,818
Total lease cost	$7,810	$26,017

Payments of amounts included in the measurement of operating lease liabilities		$15,995
Lease assets obtained in exchange for operating lease liabilities		$172,760

		September 30, 2019
Operating lease assets		$176,785
Operating lease liabilities – current		11,221
Operating lease liabilities – noncurrent		142,256

Weighted-average remaining lease term		17 years
Weighted-average discount rate		4.5%

As of September 30, 2019, the future payments associated with our lease liabilities were as follows (in thousands):

Total Lease Liabilities
Remainder of 2019	$4,534
2020	15,688
2021	15,607
2022	15,124
2023	14,967
Thereafter	156,009
Total future payments	221,929
Less: interest	(68,452)
Total lease liabilities	$153,477

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•
Cash Equivalents. At September 30, 2019 and December 31, 2018, our cash equivalents consisted of money market funds. We value our cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable Securities and Restricted Investments. At September 30, 2019 and December 31, 2018, our marketable securities consisted of foreign debt, foreign government obligations, U.S. debt, and time deposits, and our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities and restricted investments using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•
Derivative Assets and Liabilities. At September 30, 2019 and December 31, 2018, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and interest rate swap contracts involving major interest rates. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At September 30, 2019 and December 31, 2018, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$7,288	$7,288	$—	$—
Marketable securities:
Foreign debt	361,414	—	361,414	—
Foreign government obligations	21,988	—	21,988	—
U.S. debt	90,388	—	90,388	—
Time deposits	187,762	187,762	—	—
Restricted investments	241,378	—	241,378	—
Derivative assets	2,748	—	2,748	—
Total assets	$912,966	$195,050	$717,916	$—
Liabilities:
Derivative liabilities	$11,945	$—	$11,945	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$200,788	$200,788	$—	$—
Marketable securities:
Foreign debt	318,646	—	318,646	—
Foreign government obligations	98,621	—	98,621	—
U.S. debt	44,468	—	44,468	—
Time deposits	681,969	681,969	—	—
Restricted investments	179,000	—	179,000	—
Derivative assets	2,364	—	2,364	—
Total assets	$1,525,856	$882,757	$643,099	$—
Liabilities:
Derivative liabilities	$16,499	$—	$16,499	$—

Fair Value of Financial Instruments

At September 30, 2019 and December 31, 2018, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Notes receivable – current (2)	$23,440	$25,319	$5,196	$5,196
Note receivable – noncurrent	8,003	9,974	8,017	8,010
Notes receivable, affiliate – noncurrent (2)	—	—	22,832	24,295
Liabilities:
Long-term debt, including current maturities (1)	$490,859	$511,027	$479,157	$470,124

——————————

(1)	Excludes unamortized discounts and issuance costs.

(2)
In January 2019, CEC no longer qualified to be accounted for under the equity method, and our loans to the company were no longer classified as notes receivable from an affiliate. As of September 30, 2019, the aggregate balance outstanding on the loans was presented within “Prepaid expenses and other current assets.” As of December 31, 2018, the aggregate balance outstanding on the loans was presented within “Notes receivable, affiliate.”

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

9. Debt

Our long-term debt consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

		Balance (USD)
Loan Agreement	Currency	September 30, 2019	December 31, 2018
Revolving Credit Facility	USD	$—	$—
Luz del Norte Credit Facilities	USD	188,218	188,849
Ishikawa Credit Agreement	JPY	236,894	157,834
Japan Credit Facility	JPY	—	—
Tochigi Credit Facility	JPY	37,572	25,468
Anantapur Credit Facility	INR	15,285	16,101
Tungabhadra Credit Facility	INR	12,890	13,934
Beryl Credit Facility	AUD	—	76,971
Long-term debt principal		490,859	479,157
Less: unamortized discounts and issuance costs		(10,555)	(12,366)
Total long-term debt		480,304	466,791
Less: current portion		(28,240)	(5,570)
Noncurrent portion		$452,064	$461,221

Revolving Credit Facility

Our amended and restated credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent provides us with a senior secured credit facility (the “Revolving Credit Facility”) with an aggregate borrowing capacity of $500.0 million, which we may increase to $750.0 million, subject to certain conditions. Borrowings under the credit facility bear interest at (i) London Interbank Offered Rate (“LIBOR”), adjusted for Eurocurrency reserve requirements, plus a margin of 2.00% or (ii) a base rate as defined in the credit agreement plus a margin of 1.00% depending on the type of borrowing requested. These margins are also subject to adjustment depending on our consolidated leverage ratio. We had no borrowings under our Revolving Credit Facility as of September 30, 2019 and December 31, 2018 and had issued $52.7 million and $66.0 million, respectively, of letters of credit using availability under the facility. Loans and letters of credit issued under the Revolving Credit Facility are jointly and severally guaranteed by First Solar, Inc.; First Solar Electric, LLC; First Solar Electric (California), Inc.; and First Solar Development, LLC and are secured by interests in substantially all of the guarantors’ tangible and intangible assets other than certain excluded assets.

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

Luz del Norte Credit Facilities

In August 2014, Parque Solar Fotovoltaico Luz del Norte SpA (“Luz del Norte”), our indirect wholly-owned subsidiary and project company, entered into credit facilities (the “Luz del Norte Credit Facilities”) with the Overseas Private Investment Corporation (“OPIC”) and the International Finance Corporation (“IFC”) to provide limited-recourse senior secured debt financing for the design, development, financing, construction, testing, commissioning, operation, and maintenance of a 141 MWAC PV solar power plant located near Copiapó, Chile. In March 2017, we amended the terms of the credit facilities, which (i) allowed for the capitalization of accrued and unpaid interest through March 15, 2017, along with the capitalization of certain future interest payments as variable rate loans under the credit facilities, (ii) allowed for the conversion of certain fixed rate loans to variable rate loans upon scheduled repayment, (iii) extended their maturity until June 2037, and (iv) canceled the remaining borrowing capacity with the exception of the capitalization of certain future interest payments. As of September 30, 2019 and December 31, 2018, the balance outstanding on the OPIC loans was $140.9 million and $141.4 million, respectively. As of September 30, 2019 and December 31, 2018, the balance outstanding on the IFC loans was $47.3 million and $47.4 million, respectively. The credit facilities are secured by liens over all of Luz del Norte’s assets and by a pledge of all of the equity interests in the entity.

Ishikawa Credit Agreement

In December 2016, FS Japan Project 12 GK (“Ishikawa”), our indirect wholly-owned subsidiary and project company, entered into a credit agreement (the “Ishikawa Credit Agreement”) with Mizuho Bank, Ltd. for aggregate borrowings up to ¥27.3 billion ($247.4 million) for the development and construction of a 59 MWAC PV solar power plant located in Ishikawa, Japan. The credit agreement consists of a ¥24.0 billion ($217.5 million) senior loan facility, a ¥2.1 billion ($19.0 million) consumption tax facility, and a ¥1.2 billion ($10.9 million) letter of credit facility. The senior loan facility matures in October 2036, and the consumption tax facility matures in April 2020. The credit agreement is secured by pledges of Ishikawa’s assets, accounts, material project documents, and by the equity interests in the entity. As of September 30, 2019 and December 31, 2018, the balance outstanding on the credit agreement was $236.9 million and $157.8 million, respectively.

Japan Credit Facility

In September 2015, First Solar Japan GK, our wholly-owned subsidiary, entered into a construction loan facility with Mizuho Bank, Ltd. for borrowings up to ¥4.0 billion ($36.3 million) for the development and construction of utility-scale PV solar power plants in Japan (the “Japan Credit Facility”). In September 2018, First Solar Japan GK renewed the facility for an additional one-year period until September 2019. The facility was guaranteed by First Solar, Inc. and secured by pledges of certain projects’ cash accounts and other rights in the projects. As of December 31, 2018, there was no balance outstanding on the facility.

Tochigi Credit Facility

In June 2017, First Solar Japan GK, our wholly-owned subsidiary, entered into a term loan facility with Mizuho Bank, Ltd. for borrowings up to ¥7.0 billion ($63.4 million) for the development of utility-scale PV solar power plants in Japan (the “Tochigi Credit Facility”). The term loan facility matures in March 2021. The facility is guaranteed by First Solar, Inc. and secured by pledges of certain of First Solar Japan GK’s accounts. As of September 30, 2019 and December 31, 2018, the balance outstanding on the term loan facility was $37.6 million and $25.5 million, respectively.

Anantapur Credit Facility

In March 2018, Anantapur Solar Parks Private Limited, our indirect wholly-owned subsidiary and project company, entered into a term loan facility (the “Anantapur Credit Facility”) with J.P. Morgan Securities India Private Limited for borrowings up to INR 1.2 billion ($17.1 million) for costs related to a 20 MWAC PV solar power plant located in Karnataka, India. The term loan facility matures in February 2021 and is secured by a letter of credit issued by JPMorgan Chase Bank, N.A., Singapore, in favor of the lender. Such letter of credit is secured by a cash deposit placed by First Solar FE Holdings Pte. Ltd. As of September 30, 2019 and December 31, 2018, the balance outstanding on the term loan facility was $15.3 million and $16.1 million, respectively.

Tungabhadra Credit Facility

In March 2018, Tungabhadra Solar Parks Private Limited, our indirect wholly-owned subsidiary and project company, entered into a term loan facility (the “Tungabhadra Credit Facility”) with J.P. Morgan Securities India Private Limited for borrowings up to INR 1.0 billion ($14.3 million) for costs related to a 20 MWAC PV solar power plant located in Karnataka, India. The term loan facility matures in February 2021 and is secured by a letter of credit issued by JPMorgan Chase Bank, N.A., Singapore, in favor of the lender. Such letter of credit is secured by a cash deposit placed by First Solar FE Holdings Pte. Ltd. As of September 30, 2019 and December 31, 2018, the balance outstanding on the term loan facility was $12.9 million and $13.9 million, respectively.

Beryl Credit Facility

In May 2018, FS NSW Project No 1 Finco Pty Ltd, our wholly-owned subsidiary and project financing company, entered into a term loan facility (the “Beryl Credit Facility”) with MUFG Bank, Ltd.; Société Générale, Hong Kong Branch; and Mizuho Bank, Ltd. for aggregate borrowings up to AUD 146.4 million ($103.2 million) for the development and construction of an 87 MWAC PV solar power plant located in New South Wales, Australia. In October 2018, the borrowing capacity on the Beryl Credit Facility was reduced to AUD 136.4 million ($96.2 million). Accordingly, the credit facility consisted of an AUD 125.4 million ($88.4 million) construction loan facility, an AUD 7.0 million ($4.9 million) GST facility to fund certain taxes associated with the construction of the project, and an AUD 4.0 million ($2.8 million) letter of credit facility. In June 2019, we completed the sale of our Beryl project, and the outstanding balance of the Beryl Credit Facility of $88.0 million was assumed by the customer. As of December 31, 2018, the balance outstanding on the credit facility was $77.0 million.

Variable Interest Rate Risk

Certain of our long-term debt agreements bear interest at prime, LIBOR, TIBOR, BBSY, or equivalent variable rates. An increase in these variable rates would increase the cost of borrowing under our Revolving Credit Facility and certain project specific debt financings. Our long-term debt borrowing rates as of September 30, 2019 were as follows:

Loan Agreement	September 30, 2019
Revolving Credit Facility	4.02%
Luz del Norte Credit Facilities (1)	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
Ishikawa Credit Agreement	Senior loan facility at 6-month TIBOR plus 0.75% (2)
Consumption tax facility at 3-month TIBOR plus 0.5%
Tochigi Credit Facility	3-month TIBOR plus 1.0%
Anantapur Credit Facility	INR overnight indexed swap rate plus 1.5%
Tungabhadra Credit Facility	INR overnight indexed swap rate plus 1.5%
——————————

(1)	Outstanding balance comprised of $156.7 million of fixed rate loans and $31.5 million of variable rate loans as of September 30, 2019.

(2)
We have entered into an interest rate swap contract to hedge a portion of this variable rate. See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for additional information.

Future Principal Payments

At September 30, 2019, the future principal payments on our long-term debt were due as follows (in thousands):

Total Debt
Remainder of 2019	$8,414
2020	29,052
2021	79,746
2022	15,850
2023	18,097
Thereafter	339,700
Total long-term debt future principal payments	$490,859

10. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit, bank guarantees, and surety bonds to provide financial and performance assurance to third parties. Our amended and restated Revolving Credit Facility provides us with a sub-limit of $400.0 million to issue letters of credit, subject to certain additional limits depending on the currencies of the letters of credit, at a fee based on the applicable margin for Eurocurrency revolving loans and a fronting fee. As of September 30, 2019, we had $52.7 million in letters of credit issued under our Revolving Credit Facility, leaving $347.3 million of availability for the issuance of additional letters of credit. As of September 30, 2019, we also had $10.1 million of letters of credit under separate agreements that were posted by certain of our foreign subsidiaries and $176.7 million of letters of credit issued under three bilateral facilities, of which $33.0 million was secured with cash, leaving $535.7 million of aggregate available capacity under such agreements and facilities. We also had $80.7 million of surety bonds outstanding, leaving $635.2 million of available bonding capacity under our surety lines as of September 30, 2019. The majority of these letters of credit and surety bonds supported our systems projects.

Product Warranties

When we recognize revenue for module or system sales, we accrue liabilities for the estimated future costs of meeting our limited warranty obligations for both modules and the balance of the systems. We make and revise these estimates based primarily on the number of solar modules under warranty, our historical experience with warranty claims, our monitoring of field installation sites, our internal testing and the expected future performance of our solar modules and balance of systems (“BoS”) parts, and our estimated replacement costs. From time to time, we have taken remediation actions with respect to affected modules beyond our limited warranties and may elect to do so in the future, in which case we would incur additional expenses. Such potential voluntary future remediation actions beyond our limited warranty obligations may be material to our condensed consolidated statements of operations if we commit to any such remediation actions.

Product warranty activities during the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product warranty liability, beginning of period	$217,991	$225,813	$220,692	$224,274
Accruals for new warranties issued	1,723	2,954	11,636	8,422
Settlements	(4,211)	(2,423)	(10,233)	(7,504)
Changes in estimate of product warranty liability	(77,598)	(940)	(84,190)	212
Product warranty liability, end of period	$137,905	$225,404	$137,905	$225,404
Current portion of warranty liability	$19,526	$33,595	$19,526	$33,595
Noncurrent portion of warranty liability	$118,379	$191,809	$118,379	$191,809

We estimate our limited product warranty liability for power output and defects in materials and workmanship under normal use and service conditions based on return rates for each series of module technology. During the three months ended September 30, 2019, we revised this estimate downward based on updated information regarding our warranty claims, which reduced our product warranty liability by $80.0 million. This updated information reflected lower-than-expected return rates for our newer series of module technology, the evolving claims profile of each series, and certain changes to our warranty programs. In general, we expect the return rates for our newer series of module technology to be lower than our older series. We estimate that the return rate for such newer series of module technology will be less than 1%. As of September 30, 2019, a 1% increase in the return rate across all series of module technology would increase our product warranty liability by $83.3 million, and a 1% increase in the return rate for BoS parts would not have a material impact on the associated warranty liability.

Performance Guarantees

As part of our systems business, we conduct performance testing of a system prior to substantial completion to confirm the system meets its operational and capacity expectations noted in the engineering, procurement, and construction (“EPC”) agreement. In addition, we may provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable period meets or exceeds the modeled energy expectation, after certain adjustments. If there is an underperformance event with regards to these tests, we may incur liquidated damages as specified in the EPC agreement. In certain instances, a bonus payment may be received at the end of the applicable test period if the system performs above a specified level. As of September 30, 2019 and December 31, 2018, we accrued $5.3 million and $0.4 million, respectively, for our estimated obligations under such arrangements, which were classified as “Other current liabilities” in our condensed consolidated balance sheets.

As part of our O&M service offerings, we typically offer an effective availability guarantee, which stipulates that a system will be available to generate a certain percentage of total possible energy during a specific period after adjusting for factors outside of our control as the service provider, such as weather, curtailment, outages, force majeure, and other conditions that may affect system availability. Effective availability guarantees are only offered as part of our O&M services and terminate at the end of an O&M arrangement. If we fail to meet the contractual threshold for these guarantees, we may incur liquidated damages for certain lost energy. Our O&M agreements typically contain provisions limiting our total potential losses under an agreement, including amounts paid for liquidated damages, to a percentage of O&M fees. Many of our O&M agreements also contain provisions whereby we may receive a bonus payment if system availability exceeds a separate threshold. As of September 30, 2019, we accrued $0.1 million liquidated damages under our effective availability guarantees, which were classified as “Other current liabilities” in our condensed consolidated balance sheets.

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460-10-35-2 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. We accrued $2.1 million of current indemnification liabilities as of September 30, 2019 and $3.0 million of noncurrent indemnification liabilities as of September 30, 2019 and December 31, 2018. As of September 30, 2019, the maximum potential amount of future payments under our tax related and other indemnifications was $135.8 million, and we held insurance policies allowing us to recover up to $84.9 million of potential amounts paid under the indemnifications covered by the policies.

Contingent Consideration

We continually seek to make additions to our advanced-stage project pipeline by actively developing our early-to-mid-stage project pipeline and by pursuing opportunities to acquire projects at various stages of development. In connection with such project acquisitions, we may agree to pay additional amounts to project sellers upon the achievement of certain milestones, such as obtaining a PPA, obtaining financing, or selling the project to a new owner. We recognize a project acquisition contingent liability when we determine that such a liability is both probable and reasonably estimable, and the carrying amount of the related project asset is correspondingly increased. As of September 30, 2019 and December 31, 2018, we accrued $0.4 million and $0.7 million of current liabilities, respectively, and $5.3 million and $2.3 million of long-term liabilities, respectively, for project related contingent obligations. Any future differences between the acquisition-date contingent obligation estimate and the ultimate settlement of the obligation are recognized as an adjustment to the project asset, as contingent payments are considered direct and incremental to the underlying value of the related project.

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

Our module collection and recycling liability was $135.0 million and $134.4 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, a 1% increase in the annualized inflation rate used in our estimated future collection and recycling cost per module would increase our liability by $25.8 million, and a 1% decrease in that rate would decrease our liability by $21.8 million. See Note 4. “Restricted Cash and Investments” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

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

11. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2019 and 2018 along with the reportable segment for each category (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Category	Segment	2019	2018	2019	2018
Solar modules	Modules	$371,184	$119,825	$798,744	$386,450
Solar power systems	Systems	79,792	386,237	454,841	850,306
EPC services	Systems	47,219	134,369	287,270	203,941
O&M services	Systems	28,245	25,431	82,397	76,572
Energy generation	Systems	20,366	10,358	40,488	35,534
Net sales		$546,806	$676,220	$1,663,740	$1,552,803

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

Changes in estimates for sales of systems and EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) module cost forecast changes, (iii) cost related change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect on our condensed consolidated statements of operations. The following table outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and nine months ended September 30, 2019 and 2018 as well as the number of projects that comprise such changes. For purposes of the table, we only include projects with changes in estimates that have a net impact on revenue of at least $1.0 million during the periods presented with the exception of the sales and use tax matter described below, for which the aggregate change in estimate has been presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Number of projects (1)	4	2	4	23

(Decrease) increase in revenue from net changes in transaction prices (in thousands) (1)	$(2,435)	$6,672	$3,649	$54,653
Decrease in revenue from net changes in input cost estimates (in thousands)	(6,676)	(2,948)	(15,645)	(13,070)
Net (decrease) increase in revenue from net changes in estimates (in thousands)	$(9,111)	$3,724	$(11,996)	$41,583

Net change in estimate as a percentage of aggregate revenue	(0.6)%	0.3%	(1.6)%	0.4%

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

The following table reflects the changes in our contract assets, which we classify as “Accounts receivable, unbilled” or “Retainage,” and our contract liabilities, which we classify as “Deferred revenue,” for the nine months ended September 30, 2019 (in thousands):

	September 30, 2019	December 31, 2018	Nine Month Change
Accounts receivable, unbilled	$136,734	$441,666
Retainage	28,279	16,500
Accounts receivable, unbilled and retainage	$165,013	$458,166	$(293,153)	(64)%

Deferred revenue (1)	$134,278	$177,769	$(43,491)	(24)%

——————————

(1)
Includes $41.0 million and $48.0 million of long-term deferred revenue classified as “Other liabilities” on our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

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

During the nine months ended September 30, 2019, our contract assets decreased by $293.2 million primarily due to billings on the California Flats and Willow Springs projects following the completion of substantially all construction activities and final billings on the Manildra project, which we sold in 2018, partially offset by certain unbilled receivables associated with the sale of Seabrook project and also ongoing construction activities at the GA Solar 4 and Phoebe projects. During the nine months ended September 30, 2019, our contract liabilities decreased by $43.5 million primarily as a result of revenue recognized for certain EPC projects in Florida, for which we received a portion of the proceeds in prior years, and revenue recognized for sales of solar modules, for which we had received advanced payments in 2018. During the nine months ended September 30, 2019 and 2018, we recognized revenue of $123.2 million and $71.9 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

The following table represents our remaining performance obligations as of September 30, 2019 for sales of solar power systems, including uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements for partner developed projects that we may construct. Such table excludes remaining performance obligations for any sales arrangements that had not fully satisfied the criteria to be considered a contract with a customer pursuant to the requirements of ASC 606. We expect to recognize $0.3 billion of revenue for such contracts through the later of the substantial completion or the closing dates of the projects.

Project/Location	Project Size in MWAC	Revenue Category	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	Percentage of Revenue Recognized
Phoebe, Texas	250	EPC	Innergix Renewable Energy	2019	98%
GA Solar 4, Georgia	200	Solar power systems	Origis Energy USA	2020	43%
Seabrook, South Carolina	72	Solar power systems	Dominion Energy	2019	41%
Japan (multiple locations)	52	Solar power systems	(1)	2020	—%
Troy Solar, Indiana	51	EPC	Southern Indiana Gas and Electric Company	2020	—%
Total	625
——————————

(1)	Contracted but not specified

As of September 30, 2019, we had entered into contracts with customers for the future sale of 11.7 GWDC of solar modules for an aggregate transaction price of $4.0 billion. We expect to recognize such amounts as revenue through 2023 as we transfer control of the modules to the customers. While our contracts with customers typically have certain firm purchase commitments, these contracts may be subject to amendments made by us or requested by our customers. These amendments may reduce the volume of modules to be sold under the contract, adjust delivery schedules, or otherwise decrease the expected revenue under these contracts. As of September 30, 2019, we had entered into O&M contracts covering approximately 11 GWDC of utility-scale PV solar power systems. We expect to recognize $0.5 billion of revenue during the noncancelable term of these O&M contracts over a weighted-average period of 9.4 years.

12. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales	$1,719	$1,612	$5,520	$5,148
Selling, general and administrative	6,243	4,620	15,627	16,884
Research and development	1,525	1,319	4,067	4,383
Production start-up	139	—	194	372
Total share-based compensation expense	$9,626	$7,551	$25,408	$26,787

The following table presents share-based compensation expense by type of award for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted and performance stock units	$9,298	$7,200	$23,921	$25,193
Unrestricted stock	379	379	1,137	1,258
	9,677	7,579	25,058	26,451
Net amount (absorbed into) released from inventory	(51)	(28)	350	336
Total share-based compensation expense	$9,626	$7,551	$25,408	$26,787

Share-based compensation expense capitalized in inventory, project assets and power generating assets was $1.4 million and $1.8 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, we had $44.1 million of unrecognized share-based compensation expense related to unvested restricted and performance stock units, which we expect to recognize over a weighted-average period of approximately 1.2 years.

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

In July 2019, the compensation committee of our board of directors approved additional grants of performance stock units for key executive officers. Such grants are expected to be earned over a multi-year performance period ending in December 2021. Vesting of the 2019 grants of performance stock units is contingent upon the relative attainment of target cost per watt, module wattage, gross profit, and operating income metrics.

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

13. Income Taxes

Our effective tax rate was (84.8)% and 12.1% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in our effective tax rate was primarily driven by higher losses in certain jurisdictions for which no tax benefit could be recorded, combined with our pretax loss in the current period. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to higher losses in certain jurisdictions for which no tax benefit could be recorded, combined with our pretax loss in the current period, certain discrete tax expenses associated with filing a tax return in a foreign jurisdiction, interest and penalties related to various uncertain tax positions, and the beneficial impact of our Malaysian tax holiday.

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

In the normal course of business, we establish valuation allowances for our deferred tax assets when the realization of the assets is not more likely than not. We intend to maintain such valuation allowances on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowances. Given our anticipated future earnings in a foreign jurisdiction, it is reasonably possible that, within the next 12 months, sufficient positive evidence may become available to allow us to reverse the valuation allowance in such jurisdiction. However, the exact timing and amount of such reversal is subject to change depending on our future earnings in the jurisdiction and other factors.

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740. We do not expect any uncertain tax positions will be recognized in the next 12 months due to the expiration of the statute of limitations associated with such tax positions.

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

The calculation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic net income (loss) per share
Numerator:
Net income (loss)	$30,622	$57,750	$(55,525)	$92,210
Denominator:
Weighted-average common shares outstanding	105,397	104,804	105,272	104,711

Diluted net income (loss) per share
Denominator:
Weighted-average common shares outstanding	105,397	104,804	105,272	104,711
Effect of restricted and performance stock units and stock purchase plan shares	830	1,359	—	1,500
Weighted-average shares used in computing diluted net income (loss) per share	106,227	106,163	105,272	106,211

Net income (loss) per share:
Basic	$0.29	$0.55	$(0.53)	$0.88
Diluted	$0.29	$0.54	$(0.53)	$0.87

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2019 and 2018 as such shares would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Anti-dilutive shares	—	603	787	394

15. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2019 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Investments	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2018	$(66,380)	$10,641	$1,273	$(54,466)
Other comprehensive (loss) income before reclassifications	(5,055)	36,648	153	31,746
Amounts reclassified from accumulated other comprehensive loss	(1,190)	(15,016)	(1,205)	(17,411)
Net tax effect	—	184	429	613
Net other comprehensive (loss) income	(6,245)	21,816	(623)	14,948
Balance as of September 30, 2019	$(72,625)	$32,457	$650	$(39,518)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Foreign currency translation adjustment	Cost of sales	$—	$—	$1,190	$—
Unrealized gain on marketable securities and restricted investments	Other (loss) income, net	—	—	15,016	19,473
Unrealized gain (loss) on derivative contracts:
Foreign exchange forward contracts	Net sales	—	46	124	(1,698)
Foreign exchange forward contracts	Cost of sales	—	(212)	1,081	(212)
Foreign exchange forward contracts	Foreign currency gain (loss), net	—	(5,448)	—	(5,448)
Foreign exchange forward contracts	Other (loss) income, net	—	546	—	546
		—	(5,068)	1,205	(6,812)
Total amount reclassified		$—	$(5,068)	$17,411	$12,661

16. Segment Reporting

We operate our business in two segments. Our modules segment involves the design, manufacture, and sale of cadmium telluride (“CdTe”) solar modules, which convert sunlight into electricity. Third-party customers of our modules segment include integrators and operators of PV solar power systems. Our second segment is our systems segment, through which we provide integrated power plant solutions, which include (i) project development, (ii) EPC services, and (iii) O&M services. We may provide any combination of individual products and services within such capabilities depending upon the customer and market opportunity. Our systems segment customers include utilities, independent power producers, commercial and industrial companies, and other system owners. As part of our systems segment, we may also temporarily own and operate certain of our systems for a period of time based on strategic opportunities or market factors.

In September 2019, we announced our transition from an internal EPC service model in the United States to an external model, in which we expect to leverage the capabilities of third-party EPC services in providing power plant solutions to our systems segment customers. This transition is scheduled to occur through the rest of 2019 and is not expected to affect any projects to be completed this year. The shift to an external EPC service model in the United States aligns with our typical model in international markets and is facilitated, in part, by our Series 6 module technology and its improved BoS compatibility. See Note 22. “Segment and Geographical Information” in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional discussion of our segment reporting.

The following tables present certain financial information for our reportable segments for the three and nine months ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018 (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Modules	Systems	Total	Modules	Systems	Total
Net sales	$371,184	$175,622	$546,806	$119,825	$556,395	$676,220
Gross profit (loss)	147,806	(9,443)	138,363	(5,654)	134,781	129,127
Depreciation and amortization expense	38,063	6,628	44,691	25,539	4,268	29,807

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Modules	Systems	Total	Modules	Systems	Total
Net sales	$798,744	$864,996	$1,663,740	$386,450	$1,166,353	$1,552,803
Gross (loss) profit	134,293	81,364	215,657	(21,927)	315,794	293,867
Depreciation and amortization expense	118,448	15,206	133,654	52,802	14,363	67,165

	September 30, 2019			December 31, 2018
	Modules	Systems	Total	Modules	Systems	Total
Goodwill	$14,462	$—	$14,462	$14,462	$—	$14,462

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

Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q and therefore speak only as of the filing date. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason, whether as a result of new information, future developments, or otherwise. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the matters discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the SEC. You should carefully consider the risks and uncertainties described in these reports.

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

Certain of our financial results and other key operational developments for the three months ended September 30, 2019 include the following:

•
Net sales for the three months ended September 30, 2019 decreased by 19% to $546.8 million compared to $676.2 million for the same period in 2018. The decrease in net sales was primarily due to the sale of the Manildra project in 2018 and the completion of substantially all construction activities at the California Flats, Willow Springs, Balm Solar, Rosamond, and Payne Creek projects in late 2018 and early 2019, partially offset by the sale of the Seabrook project, the completion of substantially all construction activities at the Phoebe project, and an increase in third-party module sales.

•
Gross profit for the three months ended September 30, 2019 increased 6.2 percentage points to 25.3% from 19.1% for the same period in 2018. The increase in gross profit was primarily due to a reduction in our product warranty liability due to revised module return rates based on updated information regarding our warranty claims, higher gross profit on third-party module sales, and improved utilization of our manufacturing facilities, partially offset by the mix of lower gross profit projects under construction during the period.

•
As of September 30, 2019, we had 6.2 GWDC of installed annual nameplate production capacity across all our facilities in Perrysburg, Ohio; Kulim, Malaysia; and Ho Chi Minh City, Vietnam. We produced 1.5 GWDC of solar modules during the three months ended September 30, 2019, which represented a 108% increase from the same period in 2018. The increase in production was primarily driven by the Series 6 production capacity added at our manufacturing facilities in Kulim, Malaysia and Ho Chi Minh City, Vietnam. We expect to produce between 5.4 GWDC and 5.5 GWDC of solar modules during 2019, including approximately 2 GWDC of Series 4 modules.

Market Overview

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. In particular, module average selling prices in many global markets have declined in recent years and are expected to continue to decline to some degree in the future. In the aggregate, we believe manufacturers of solar cells and modules have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. We believe the solar industry may from time to time experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will continue to put pressure on pricing. Additionally, intense competition at the system level may result in an environment in which pricing falls rapidly, thereby further increasing demand for solar energy solutions but constraining the ability for project developers, EPC companies, and vertically-integrated companies such as First Solar to sustain meaningful and consistent profitability. In light of such market realities, we are focusing on our strategies and points of differentiation, which include our advanced module and system technologies, our manufacturing process, our vertically-integrated business model, our financial viability, and the sustainability advantage of our modules and systems.

Global solar markets continue to expand and develop, in part aided by demand elasticity resulting from declining industry average selling prices, both at the module and system levels, which have promoted the widespread adoption of solar energy. As a result of such market opportunities, we are expanding our manufacturing capacity while also developing, constructing, and operating multiple solar projects around the world as we execute on our advanced-stage utility-scale project pipeline. We also continue to develop our early-to-mid-stage project pipeline and evaluate acquisitions of projects to further expand both our early-to-mid-stage and advanced-stage pipelines. See the tables under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Systems Project Pipeline” for additional information about projects within our advanced-stage pipeline. Although we expect a meaningful portion of our future consolidated net sales, operating income, and cash flows to be derived from such projects, we expect third-party module sales to have a more significant impact on our operating results as we complete our capacity expansion plans and corresponding transition to Series 6 module manufacturing.

Lower industry module and system pricing is expected to continue to contribute to diversification in global electricity generation and further demand for solar energy solutions as such solutions compete economically with traditional forms of energy generation. Over time, however, declining average selling prices may adversely affect our results of operations to the extent we have not already entered into contracts for future module or system sales. If competitors reduce pricing to levels below their costs; bid aggressively low prices for module sale agreements, EPC agreements, and PPAs; or are able to operate at minimal or negative operating margins for sustained periods of time, our results of operations could be further adversely affected. In certain markets in California and elsewhere, an oversupply imbalance at the grid level may reduce short-to-medium term demand for new solar installations relative to prior years, lower PPA pricing, and lower margins on module and system sales to such markets. However, we believe the effects of such imbalance can be mitigated by modern solar power plants that offer a flexible operating profile, thereby promoting greater grid stability and enabling a higher penetration of solar energy. We continue to address these uncertainties, in part, by executing on our module technology improvements, including our transition to Series 6 module manufacturing, continuing the development of key markets, partnering with grid operators and utility companies, and implementing certain other cost reduction initiatives.

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

We believe we are among the lowest cost module manufacturers in the solar industry on a module cost per watt basis, based on publicly available information. This cost competitiveness allows us to compete favorably in markets where pricing for modules and systems is highly competitive. Our cost competitiveness is based in large part on our module wattage (or conversion efficiency), proprietary manufacturing technology (which enables us to produce a CdTe module in a matter of hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), and our focus on operational excellence. In addition, our CdTe modules use approximately 1-2% of the amount of semiconductor material that is used to manufacture conventional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels. In recent years, polysilicon consumption per cell has been reduced through various initiatives, such as the adoption of diamond wire saw technology, which have contributed to declines in our relative manufacturing cost competitiveness over conventional crystalline silicon module manufacturers.

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

While our modules and systems are generally competitive in cost, reliability, and performance attributes, there can be no guarantee such competitiveness will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in additional margin compression, further declines in the average selling prices of our modules and systems, erosion in our market share for modules and systems, and/or declines in overall net sales. We continue to focus on enhancing the competitiveness of our solar modules and systems by accelerating progress along our module technology and cost reduction roadmaps, including advances at the system level.

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

Such focus on our core module and utility-scale offerings exists within a current market environment that includes rooftop and distributed generation solar, particularly in the United States. While it is unclear how rooftop and distributed generation solar might impact our core utility-scale based offerings over the next several years, we believe that utility-scale solar will continue to be a compelling offering for companies with technology and cost leadership and will continue to represent an increasing portion of the overall electricity generation mix. However, our module offerings in certain international markets may be driven, in part, by future demand for rooftop and distributed generation solar solutions.

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

We closely evaluate and monitor the appropriate level of resources required as we pursue the most advantageous and cost effective projects and partnerships in our key markets. We have dedicated, and intend to continue to dedicate, significant capital and human resources to reduce the total installed cost of PV solar energy and to ensure that our solutions integrate well into the overall electricity ecosystem of each specific market. We expect that, over time, the majority of our consolidated net sales, operating income, and cash flows will come from solar offerings in the key geographic markets described above. The timing, execution, and financial impacts of our long-term strategic plans are subject to risks and uncertainties, as described in the Risk Factors. We are focusing our resources in those markets and energy applications in which solar power can be a least-cost, best-fit energy solution, particularly in regions with significant current or projected electricity demand, relatively high existing electricity prices, strong demand for renewable energy generation, and high solar resources.

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

We continually evaluate forecasted global demand, competition, and our addressable market and seek to effectively balance manufacturing capacity with market demand and the nature and extent of our competition. In early 2019, we commenced commercial production of Series 6 modules at our second manufacturing facility in Ho Chi Minh City, Vietnam, and are also in the process of constructing an additional Series 6 manufacturing plant in Lake Township, Ohio, a short distance from our plant in Perrysburg, Ohio. These additional manufacturing plants, and any other potential investments to add or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in the Risk Factors, including those described under the headings “Our future success depends on our ability to effectively balance manufacturing production with market demand, convert existing production facilities to support new product lines, such as our transition to Series 6 module manufacturing, and, when necessary, continue to build new manufacturing plants over time in response to such demand and add production lines in a cost-effective manner, all of which are subject to risks and uncertainties” and “If any future production lines are not built in line with committed schedules, it may adversely affect our future growth plans. If any future production lines do not achieve operating metrics similar to our existing production lines, our solar modules could perform below expectations and cause us to lose customers.”

Systems Project Pipeline

The following tables summarize, as of October 24, 2019, our approximately 1.7 GWAC advanced-stage project pipeline. The actual volume of modules installed in our projects will be greater than the project size in MWAC as module volumes required for a project are based upon MWDC, which will be greater than the MWAC size pursuant to a DC-AC ratio typically ranging from 1.2 to 1.3. Such ratio varies across different projects due to various system design factors. Projects are typically removed from our advanced-stage project pipeline tables below once we substantially complete construction of the project and after substantially all of the associated project revenue is recognized. Projects, or portions of projects, may also be removed from the tables below in the event an EPC-contracted or partner-developed project does not obtain permitting or financing, a project is not able to be sold due to the changing economics of the project or other factors, or we decide to temporarily own and operate, or retain interests in, such project based on strategic opportunities or market factors.

In July 2019, in connection with the voluntary petitions by PG&E Corporation and Pacific Gas and Electric Company, the previous off-taker to our 75 MWAC Willow Springs 3 project, for relief under chapter 11 of title 11 of the United States Code, we filed a motion with the United States Bankruptcy Court for the Northern District of California (the “Bankruptcy Court”) to terminate the PPA of the Willow Springs 3 project. In August 2019, the Bankruptcy Court granted the motion, and we terminated the PPA, thereby permitting us to remarket the energy related to the project to another off-taker. As of October 24, 2019, we had not contracted the offtake for this project. Accordingly, we have removed the Willow Springs 3 project from the tables below until we obtain another PPA for the project.

Projects under Sales Agreements
(Includes uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements, including partner developed projects that we may be constructing.)

Project/Location	Project Size in MWAC	PPA Contracted Partner	EPC Contract/Partner Developed Project	Expected Year Revenue Recognition Will Be Completed	% of Revenue Recognized as of September 30, 2019
Phoebe, Texas	250	Shell Energy North America	Innergix Renewable Energy	2019	98%
GA Solar 4, Georgia	200	Georgia Power Company	Origis Energy USA	2020	43%
Sun Streams, Arizona	150	SCE	(1)	2019	—%
Sunshine Valley, Nevada	100	SCE	(1)	2019	—%
Seabrook, South Carolina	72	South Carolina Electric and Gas Company	Dominion Energy	2019	41%
Japan (multiple locations)	52	TEPCO Energy	(1)	2020	—%
Troy Solar, Indiana	51	(2)	Southern Indiana Gas and Electric Company	2020	—%
Windhub A, California	20	SCE	(1)	2019	—%
Total	895

Projects with Executed PPAs Not Under Sales Agreements

Project/Location	Project Size in MWAC	PPA Contracted Partner	Fully Permitted	Expected or Actual Substantial Completion Year	% Complete as of September 30, 2019
Little Bear, California	160	Marin Clean Energy	Yes	2020	12%
Sun Streams 2, Arizona	150	Microsoft Corporation	Yes	2020/2021	7%
Luz del Norte, Chile	141	(3)	Yes	2016	100%
American Kings Solar, California	123	SCE	Yes	2020	18%
Sun Streams PVS, Arizona	65	APS	No	2020	2%
Ishikawa, Japan	59	Hokuriku Electric Power Company	Yes	2018	100%
Japan (multiple locations)	55	(4)	No	2021/2022	12%
Miyagi, Japan	40	Tohoku Electric Power Company	Yes	2021	29%
India (multiple locations)	40	(5)	Yes	2017	100%
Total	833
——————————

(1)	Contracted but not specified

(2)	Utility-owned generation

(3)	Approximately 70 MWAC of the plant’s capacity is contracted under various PPAs

(4)	Chubu Electric Power Company – 38 MWAC and Hokuriku Electric Power Company – 17 MWAC

(5)	Gulbarga Electricity Supply Co. – 20 MWAC and Chamundeshwari Electricity Supply Co. – 20 MWAC

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.7%	80.9%	87.0%	81.1%
Gross profit	25.3%	19.1%	13.0%	18.9%
Selling, general and administrative	9.8%	5.0%	9.0%	8.1%
Research and development	4.6%	3.3%	4.3%	4.1%
Production start-up	3.4%	2.2%	2.3%	4.9%
Operating income (loss)	7.6%	8.6%	(2.6)%	1.9%
Foreign currency gain (loss), net	0.2%	(0.4)%	0.2%	(0.2)%
Interest income	2.1%	2.4%	2.4%	2.9%
Interest expense, net	(0.9)%	(0.5)%	(1.4)%	(0.9)%
Other (loss) income, net	(0.6)%	(0.9)%	(0.3)%	0.5%
Income tax expense	(2.7)%	(0.4)%	(1.5)%	(0.5)%
Equity in earnings, net of tax	—%	(0.5)%	—%	2.3%
Net income (loss)	5.6%	8.5%	(3.3)%	5.9%

Segment Overview

We operate our business in two segments. Our modules segment involves the design, manufacture, and sale of CdTe solar modules to third parties, and our systems segment includes the development, construction, operation, maintenance, and sale of PV solar power systems, including any modules installed in such systems and any revenue from energy generated by such systems.

In September 2019, we announced our transition from an internal EPC service model in the United States to an external model, in which we expect to leverage the capabilities of third-party EPC services in providing power plant solutions to our systems segment customers. This transition is scheduled to occur through the rest of 2019 and is not expected to affect any projects to be completed this year. The shift to an external EPC service model in the United States aligns with our typical model in international markets and is facilitated, in part, by our Series 6 module technology and its improved BoS compatibility. See Note 16. “Segment Reporting” to our condensed consolidated financial statements for more information on our operating segments.

Net sales

Modules Business

We generally price and sell the energy from our solar modules on a per watt basis. During the three and nine months ended September 30, 2019, we sold the majority of our solar modules to integrators and operators of systems in the United States and France, and substantially all of our modules business net sales were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts.

Systems Business

During the three months ended September 30, 2019, the majority of our systems business net sales were in the United States and were denominated in U.S. dollars. During the nine months ended September 30, 2019, the majority of our systems business net sales were in the United States and Australia and were denominated in U.S. dollars and Australian dollars. We typically recognize revenue for sales of solar power systems using cost based input methods, which result in revenue being recognized as work is performed based on the relationship between actual costs incurred compared to the total estimated costs for a given contract. We may also recognize revenue for the sale of a system after the project has been completed due to the timing of when we enter into the associated sales contract with the customer.

The following table shows net sales by reportable segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Nine Month Change
Modules	$371,184	$119,825	$251,359	210%	$798,744	$386,450	$412,294	107%
Systems	175,622	556,395	(380,773)	(68)%	864,996	1,166,353	(301,357)	(26)%
Net sales	$546,806	$676,220	$(129,414)	(19)%	$1,663,740	$1,552,803	$110,937	7%

Net sales from our modules segment increased $251.4 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to a 221% increase in the volume of watts sold, partially offset by a 3% decrease in the average selling price per watt. Net sales from our systems segment decreased $380.8 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to the sale of the Manildra project in 2018 and the completion of substantially all construction activities at the California Flats, Willow Springs, Balm Solar, Rosamond, and Payne Creek projects in late 2018 and early 2019, partially offset by the sale of the Seabrook project and the completion of substantially all construction activities at the Phoebe project in 2019.

Net sales from our modules segment increased $412.3 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a 100% increase in the volume of watts sold and a 3% increase in the average selling price per watt. Net sales from our systems segment decreased $301.4 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the sale of the Manildra and certain India projects in 2018 and the completion of substantially all construction activities at the California Flats, Willow Springs, Balm Solar, and Payne Creek projects in late 2018 and early 2019, partially offset by the sale of the Beryl and Seabrook projects and ongoing construction activities at the Phoebe and GA Solar 4 projects in 2019.

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

The following table shows cost of sales by reportable segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Nine Month Change
Modules	$223,378	$125,479	$97,899	78%	$664,451	$408,377	$256,074	63%
Systems	185,065	421,614	(236,549)	(56)%	783,632	850,559	(66,927)	(8)%
Total cost of sales	$408,443	$547,093	$(138,650)	(25)%	$1,448,083	$1,258,936	$189,147	15%
% of net sales	74.7%	80.9%			87.0%	81.1%

Our cost of sales decreased $138.7 million, or 25%, and decreased 6.2 percentage points as a percent of net sales for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease in cost of sales was driven by a $236.5 million decrease in our systems segment cost of sales primarily due to the lower volume of projects under construction during the period. Such decrease was partially offset by a $97.9 million increase in our modules segment cost of sales primarily due to higher costs of $219.8 million from an increase in the volume of modules sold, partially offset by a reduction in our product warranty liability of $80.0 million due to revised module return rates and lower under-utilization and certain other charges associated with the initial ramp of certain Series 6 manufacturing lines, which decreased cost of sales by $42.6 million compared to 2018.

Our cost of sales increased $189.1 million, or 15%, and increased 5.9 percentage points as a percent of net sales for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in cost of sales was driven by a $256.1 million increase in our modules segment cost of sales primarily due to higher costs of $354.9 million from an increase in the volume of modules sold, partially offset by the reduction in our product warranty liability described above. This increase in cost of sales was partially offset by a $66.9 million decrease in our systems segment cost of sales primarily due to the lower volume of projects under construction during the period and the timing of when all revenue recognition criteria were met.

Gross profit

Gross profit may be affected by numerous factors, including the selling prices of our modules and systems, our manufacturing costs, project development costs, BoS costs, the capacity utilization of our manufacturing facilities, and foreign exchange rates. Gross profit may also be affected by the mix of net sales from our modules and systems businesses.

The following table shows gross profit for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Nine Month Change
Gross profit	$138,363	$129,127	$9,236	7%	$215,657	$293,867	$(78,210)	(27)%
% of net sales	25.3%	19.1%			13.0%	18.9%

Gross profit increased by 6.2 percentage points to 25.3% during the three months ended September 30, 2019 from 19.1% during the three months ended September 30, 2018 primarily due to the reduction in our product warranty liability described above, higher gross profit on third-party module sales, and improved utilization of our manufacturing facilities, partially offset by the mix of lower gross profit projects under construction during the period.

Gross profit decreased 5.9 percentage points to 13.0% during the nine months ended September 30, 2019 from 18.9% during the nine months ended September 30, 2018 due to the mix of lower gross profit projects under construction during the period and the settlement of a tax examination with the state of California in 2018, which affected our estimates of sales and use taxes due for certain projects, partially offset by the reduction in our product warranty liability described above and higher gross profit on third-party module sales.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Nine Month Change
Selling, general and administrative	$53,542	$33,539	$20,003	60%	$149,828	$125,519	$24,309	19%
% of net sales	9.8%	5.0%			9.0%	8.1%

Selling, general and administrative expense for the three and nine months ended September 30, 2019 increased compared to the three and nine months ended September 30, 2018 primarily due to lower accretion expense in 2018 associated with a reduction in our module collection and recycling liability in that period, higher employee compensation expense, and higher professional fees.

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

The following table shows research and development expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Nine Month Change
Research and development	$24,912	$22,390	$2,522	11%	$71,184	$63,084	$8,100	13%
% of net sales	4.6%	3.3%			4.3%	4.1%

Research and development expense for the three and nine months ended September 30, 2019 increased compared to the three and nine months ended September 30, 2018 primarily due to increased material and module testing costs and higher employee compensation expense.

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

The following table shows production start-up expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Nine Month Change
Production start-up	$18,605	$14,723	$3,882	26%	$38,564	$76,159	$(37,595)	(49)%
% of net sales	3.4%	2.2%			2.3%	4.9%

During the three and nine months ended September 30, 2019, we incurred production start-up expense at our new facility in Lake Township, Ohio. We also incurred production start-up expense at our second facility in Ho Chi Minh City, Vietnam in early 2019. During the three and nine months ended September 30, 2018, we incurred production start-up expense for the transition to Series 6 module manufacturing at our facilities in Kulim, Malaysia and Ho Chi Minh City, Vietnam. We also incurred production start-up expense for the transition to Series 6 module manufacturing at our facility in Perrysburg, Ohio in early 2018.

Foreign currency gain (loss), net

Foreign currency gain (loss), net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency (loss) gain, net for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Nine Month Change
Foreign currency gain (loss), net	$1,209	$(2,383)	$3,592	151%	$3,107	$(2,478)	$5,585	225%

Foreign currency gain for the three months ended September 30, 2019 increased compared to the three months ended September 30, 2018 primarily due to differences between our economic hedge positions and the underlying exposures and lower costs associated with hedging activities related to our subsidiaries in India and Japan. Foreign currency gain for the nine months ended September 30, 2019 increased compared to the nine months ended September 30, 2018 primarily due to lower costs associated with hedging activities related to our subsidiaries in India and Japan, partially offset by the differences between our economic hedge positions and the underlying exposures.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, and restricted cash and investments. Interest income also includes interest earned from notes receivable and late customer payments.

The following table shows interest income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Nine Month Change
Interest income	$11,454	$16,456	$(5,002)	(30)%	$39,223	$45,145	$(5,922)	(13)%

Interest income for the three months ended September 30, 2019 decreased compared to the three months ended September 30, 2018 primarily due to lower average balances of time deposits and lower interest rates associated with restricted investments. Interest income for the nine months ended September 30, 2019 decreased compared to the nine months ended September 30, 2018 primarily as a result of lower average balances and interest rates associated with restricted investments, partially offset by higher interest rates on marketable securities.

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

The following table shows interest expense, net for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Nine Month Change
Interest expense, net	$(4,976)	$(3,198)	$(1,778)	56%	$(24,018)	$(14,445)	$(9,573)	66%

Interest expense, net for the three and nine months ended September 30, 2019 increased compared to the three and nine months ended September 30, 2018 primarily due to changes in the fair value of interest rate swap contracts, which do not qualify for hedge accounting, and lower interest capitalized to certain projects under construction.

Other (loss) income, net

Other (loss) income, net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted investments.

The following table shows other income, net for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Nine Month Change
Other (loss) income, net	$(3,399)	$(5,971)	$2,572	(43)%	$(4,328)	$7,635	$(11,963)	157%

Other loss, net for the three months ended September 30, 2019 decreased compared to the three months ended September 30, 2018 primarily due to the prior period impairment of our warrant to purchase additional ownership interests in CEC. Other loss, net for the nine months ended September 30, 2019 increased compared to the nine months ended September 30, 2018 primarily due to the impairment of a strategic investment, lower realized gains from sales of restricted investments, and net charges associated with certain letter of credit arrangements.

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

The following table shows income tax expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Nine Month Change
Income tax expense	$(15,035)	$(2,396)	$(12,639)	528%	$(25,385)	$(7,857)	$(17,528)	223%
Effective tax rate	33.0%	3.8%			(84.8)%	12.1%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period. Income tax expense increased by $12.6 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to a lower benefit from the expiration of the statute of limitations on uncertain tax positions. Income tax expense increased by $17.5 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a lower tax benefit from the expiration of the statute of limitations on uncertain tax positions and certain discrete tax expenses associated with filing a tax return in a foreign jurisdiction.

Equity in earnings, net of tax

Equity in earnings, net of tax represents our proportionate share of the earnings or losses from equity method investments as well as any gains or losses on the sale or disposal of such investments.

The following table shows equity in earnings, net of tax for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Three Month Change		2019	2018	Nine Month Change
Equity in earnings, net of tax	$65	$(3,233)	$3,298	102%	$(205)	$35,105	$(35,310)	(101)%

Equity in earnings, net of tax for the three months ended September 30, 2019 increased compared to the three months ended September 30, 2018 primarily due to higher losses in 2018 from our investment in CEC. Equity in earnings, net of tax for the nine months ended September 30, 2019 decreased compared to the nine months ended September 30, 2018 primarily as a result of the sale of our ownership interests in 8point3 Operating Company, LLC, which resulted in a gain of $40.3 million, net of tax in 2018. See Note 5. “Consolidated Balance Sheet Details” to our condensed consolidated financial statements for additional information.

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

For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our accounting policies during the nine months ended September 30, 2019 with the exception of certain changes to our lease accounting policies as part of the adoption of ASU 2016-02 as described in Note 7. “Leases” to our condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2. “Recent Accounting Pronouncements” to our condensed consolidated financial statements for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of September 30, 2019, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, contracts with customers for the future sale of solar modules, advanced-stage project pipeline, availability under our Revolving Credit Facility (considering the minimum liquidity covenant requirements therein), and access to the capital markets will be sufficient to meet our working capital, systems project investment, and capital expenditure needs for at least the next 12 months. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally.

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

As of September 30, 2019, we had $1.5 billion of cash, cash equivalents, and marketable securities compared to $2.5 billion as of December 31, 2018. Cash, cash equivalents, and marketable securities as of September 30, 2019 decreased primarily as a result of purchases of property, plant and equipment, operating expenditures associated with the initial ramp of certain Series 6 manufacturing lines, and expenditures for the construction of certain projects. As of September 30, 2019, $0.8 billion of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries and was primarily based in U.S. dollar, Japanese yen, and Euro denominated holdings.

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

Our systems business requires significant liquidity and is expected to continue to have significant liquidity requirements in the future. The net amount of our project assets and related portion of deferred revenue, which approximates our net capital investment in the development and construction of systems projects, was $557.3 million as of September 30, 2019. Solar power project development and construction cycles, which span the time between the identification of a site location and the commercial operation of a system, vary substantially and can take many years to mature. As a result of these long project cycles and strategic decisions to finance the development and construction of certain projects using our working capital, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such projects. Delays in construction or in completing the sale of our systems projects that we are self-financing may also impact our liquidity. In certain circumstances, we may need to finance construction costs exclusively using working capital, if project financing becomes unavailable due to market-wide, regional, or other concerns.

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

Additionally, we may elect to retain an ownership interest in certain systems projects after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a systems project at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of PV solar power system ownership, we may instead elect to temporarily own and operate such system until we can sell it on economically attractive terms. The decision to retain ownership of a system impacts our liquidity depending upon the size and cost of the project. As of September 30, 2019, we had $484.6 million of net PV solar power systems that had been placed in service, primarily in international markets. We have elected, and may in the future elect, to enter into temporary or long-term project financing to reduce the impact on our liquidity and working capital with regards to such projects and systems. We may also consider entering into tax equity or other arrangements with respect to ownership interests in certain of our projects, which could cause a portion of the economics of such projects to be realized over time.

The following additional considerations have impacted or may impact our liquidity for 2019 and beyond:

•
We expect to continue to make significant capital investments as we transition our production to Series 6 module technology and purchase the related manufacturing equipment and infrastructure, including expenditures for our additional U.S. manufacturing plant in Lake Township, Ohio. We expect the aggregate capital investment for currently planned Series 6 related programs to be approximately $2.0 billion, including $1.6 billion of capital expenditures already made as of September 30, 2019. These capital investments are expected to provide an annual Series 6 manufacturing capacity of approximately 6.6 GWDC once completed. During the remainder of 2019, we expect to spend $150 million to $250 million for capital expenditures, the majority of which is associated with our Series 6 transition.

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

•
The balance of our solar module inventories and BoS parts was $505.0 million as of September 30, 2019. As we continue to develop and construct our advanced-stage project pipeline, we must produce solar modules and potentially procure BoS parts in volumes sufficient to support our planned construction schedules. As part of this construction cycle, we typically produce or procure these inventories in advance of receiving payment for such materials, which may temporarily reduce our liquidity. Once solar modules and BoS parts are installed in a project, they are classified as either project assets, PV solar power systems, or cost of sales depending on whether the project is subject to a definitive sales contract and whether other revenue recognition criteria have been met. We also produce significant volumes of modules for sale directly to third-parties, which requires us to carry inventories at levels sufficient to satisfy the demand of our customers and the needs of their projects, which may also temporarily reduce our liquidity.

•
We may commit significant working capital over the next several years to advance the construction of various U.S. systems projects or procure the associated modules or BoS parts by specified dates for such projects to qualify for certain federal investment tax credits (“ITC”). Among other requirements, such credits require projects to commence construction in 2019, which may be achieved by certain qualifying procurement activities, to receive a 30% investment tax credit. The credit will step down to 26% for projects that commence construction in 2020, 22% for projects that commence construction in 2021, and 10% for projects that commence construction thereafter.

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

Cash Flows

The following table summarizes the key cash flow activity for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(607,492)	$(141,310)
Net cash used in investing activities	(54,635)	(795,723)
Net cash provided by financing activities	81,742	143,183
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,732)	(12,454)
Net decrease in cash, cash equivalents and restricted cash	$(587,117)	$(806,304)

Operating Activities

The increase in net cash used in operating activities was primarily driven by operating expenditures associated with our ongoing transition to Series 6 module manufacturing and expenditures for the construction of certain projects.

Investing Activities

The decrease in net cash used in investing activities was primarily due to higher net sales of marketable securities and restricted investments and lower purchases of property, plant and equipment, partially offset by proceeds associated with the sale of our interests in the Partnership and its subsidiaries in 2018.

Financing Activities

The decrease in net cash provided by financing activities was primarily the result of lower net proceeds from borrowings under project specific debt financings associated with the construction of certain projects in Australia and India.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019.

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

Application of U.S. trade laws, or trade laws of other countries, may also impact, either directly or indirectly, our operating results. For example, in January 2018, following a petition filed by a U.S.-based manufacturer of solar cells under Sections 201 and 202 of the Trade Act of 1974 for global safeguard relief with the U.S. International Trade Commission (the “USITC”), requesting, among other things, the imposition of certain tariffs on crystalline silicon solar cells imported into the United States and the establishment of a minimum price per watt on imported crystalline silicon solar modules, the U.S. President proclaimed tariffs on imported crystalline silicon modules, and a tariff-rate quota on imported crystalline silicon cells, over a four-year period, with the tariff on modules, and the tariff on cells above the first 2.5 GWDC of imports, starting at 30% for the February 2018 to February 2019 period and declining by five percentage points in each subsequent 12-month period. Thin film solar cell products, such as our CdTe technology, are expressly excluded from the tariffs. The Office of the United States Trade Representative (the “USTR”) has also granted certain requests that particular types of solar products be excluded from the tariffs. Among these is an exclusion for bifacial solar modules that was issued on June 13, 2019. However, in a notice published on October 9, 2019, the USTR announced that it will withdraw the exclusion for bifacial solar modules, effective October 28, 2019. In addition, the USITC is expected to review developments regarding the relevant domestic industry (including its efforts to adjust to import competition) and issue a report to the U.S. President by February 2020. Such report could serve as a basis for the U.S. President to reduce, modify, or terminate the safeguard tariffs.

The United States has also imposed import tariffs in connection with other proceedings during 2018 and 2019. In March 2018, the U.S. President proclaimed tariffs on certain imported aluminum and steel articles, generally at rates of 10% and 25%, respectively, under Section 232 of the Trade Expansion Act of 1962. Currently, all countries except Argentina, Australia, Canada, and Mexico are covered by the aluminum tariff, and all countries except Argentina, Australia, Brazil, Canada, Mexico, and South Korea are covered by the steel tariff. In addition, in May 2018, the U.S. President proclaimed absolute quotas for the import of aluminum articles from Argentina and the import of steel articles from Argentina, Brazil, and South Korea. Separately, in a series of actions during 2018 and 2019 that followed an investigation under Section 301 of the Trade Act of 1974, the United States imposed tariffs on various articles imported from China at a rate of 25%, including crystalline silicon solar cells and modules and various other articles. In August 2019, the U.S. President announced that the Section 301 tariff on various products, including crystalline silicon solar cells and modules, would increase to 30%, but such increase has been postponed and may be reversed subject to a tentative agreement reached with China.

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

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1	Form of Grant Notice for 2019-2021 Executive Performance Equity Plan
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

FIRST SOLAR, INC.

Date: October 24, 2019	By:	/s/ BYRON JEFFERS
	Name:	Byron Jeffers
	Title:	Interim Chief Accounting Officer