Form 10-K
period 2019-12-31
FIRST SOLAR, INC.
filed 2020-02-21
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.4 billion (based on the closing price of the registrant’s common stock on that date). As of February 14, 2020, 105,457,669 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2020, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

FIRST SOLAR, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: effects resulting from certain module manufacturing changes and associated restructuring activities; our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties, solar module technology and cost reduction roadmaps, restructuring, product reliability, investments, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; the impact of public policies, such as tariffs or other trade remedies imposed on solar cells and modules; effects resulting from pending litigation, including the opt-out action against us; our ability to expand manufacturing capacity worldwide; our ability to reduce the costs to develop and construct photovoltaic (“PV”) solar power systems; research and development (“R&D”) programs and our ability to improve the wattage of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” and the negative or plural of these words, and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K and therefore speak only as of the filing date. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason, whether as a result of new information, future developments, or otherwise. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements, including, but not limited to:

•	structural imbalances in global supply and demand for PV solar modules;

•	the market for renewable energy, including solar energy;

•	our competitive position and other key competitive factors;

•	reduction, elimination, or expiration of government subsidies, policies, and support programs for solar energy projects;

•	our ability to execute on our long-term strategic plans;

•	our ability to execute on our solar module technology and cost reduction roadmaps;

•	the loss of any of our large customers, or their inability to perform under their contracts with us;

•	our ability to attract new customers and to develop and maintain existing customer and supplier relationships;

•	interest rate fluctuations and both our and our customers’ ability to secure financing;

•	our ability to successfully develop and complete our systems business projects;

•	our ability to convert existing or construct production facilities to support new product lines;

•	general economic and business conditions, including those influenced by U.S., international, and geopolitical events;

•	environmental responsibility, including with respect to cadmium telluride (“CdTe”) and other semiconductor materials;

•	claims under our limited warranty obligations;

•	changes in, or the failure to comply with, government regulations and environmental, health, and safety requirements;

•	future collection and recycling costs for solar modules covered by our module collection and recycling program;

•	our ability to protect our intellectual property;

•	our ability to prevent and/or minimize the impact of cyber-attacks or other breaches of our information systems;

•	our continued investment in R&D;

•	the supply and price of components and raw materials, including CdTe;

•	our ability to attract and retain key executive officers and associates; and

•
all other matters discussed in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our subsequently filed Quarterly Reports on Form 10-Q, and our other filings with the Securities and Exchange Commission (the “SEC”).

You should carefully consider the risks and uncertainties described under this section.

PART I

Item 1. Business

Company Overview

We are a leading global provider of comprehensive PV solar energy solutions. We design, manufacture, and sell PV solar modules with an advanced thin film semiconductor technology and also develop and sell PV solar power systems that primarily use the modules we manufacture. Additionally, we provide operations and maintenance (“O&M”) services to system owners. We have substantial, ongoing R&D efforts focused on various technology innovations. We are the world’s largest thin film PV solar module manufacturer and one of the world’s largest PV solar module manufacturers.

In addressing the overall global demand for electricity, our high-efficiency CdTe modules, which leverage our Series 6TM (“Series 6”) module technology, and power plant solutions compete favorably on an economic basis with traditional forms of energy generation and provide low cost electricity to end users. Our diverse capabilities facilitate the sale of these solutions and the adoption of our technology in key markets around the world. We believe our strategies and points of differentiation provide the foundation for our leading industry position and enable us to remain one of the preferred providers of PV solar energy solutions.

Business Strategy

Differentiated Technology

As a field-proven technology, our CdTe solar modules offer certain advantages over conventional crystalline silicon solar modules by delivering competitive efficiency, higher real-world energy yield, and long-term reliability. Proven to deliver up to 8% more usable energy per nameplate watt than monofacial crystalline silicon technologies in certain geographic markets and with a record of reliable system performance, our CdTe technology delivers more energy, more consistently, over the lifetime of a PV solar power system. Our Series 6 module technology, with its combination of high wattage, low manufacturing costs, a larger form factor, and balance of systems (“BoS”) component compatibility, has further enhanced our competitive position since the launch of such technology in 2018.

In terms of energy yield, in many climates our CdTe solar modules provide an energy production advantage over most monofacial crystalline silicon solar modules of equivalent efficiency rating. For example, our CdTe solar modules provide a superior temperature coefficient, which results in stronger system performance in typical high insolation climates as the majority of a system’s generation, on average, occurs when module temperatures are well above 25°C (standard test conditions). In addition, our CdTe solar modules provide a superior spectral response in humid environments where atmospheric moisture alters the solar spectrum relative to laboratory standards. Our CdTe solar modules also provide a better shading response than conventional crystalline silicon solar modules, which may lose up to three times as much power as CdTe solar modules when shading occurs. As a result of these and other factors, our PV solar modules typically produce more annual energy in real world field conditions than conventional modules with the same nameplate capacity.

Manufacturing Process

Our modules are manufactured in a high-throughput, automated environment that integrates all manufacturing steps into a continuous flow line. Such manufacturing process eliminates the multiple supply chain operators and time-consuming and resource-intensive batch processing steps that are used to produce crystalline silicon solar modules. At the outset of the production of our modules, a sheet of glass enters the production line and in a matter of hours is transformed into a completed module, which is flash tested, packaged, and ready for shipment. With more than 25 GWDC of modules sold worldwide, we have a demonstrated history of manufacturing success and innovation. We have a global manufacturing footprint with facilities based in the United States, Malaysia, and Vietnam.

Diversified Capabilities

We are diversified across the solar value chain. Many of the efficiencies and capabilities that we deliver to our customers are not easily replicable for other industry participants that are not diversified in a similar manner. Accordingly, our operational model offers PV solar energy solutions that benefit from our wide range of capabilities, including advanced PV solar module manufacturing, project development, engineering and plant optimization, grid integration and plant control systems, construction services, and O&M services.

Financial Viability

We are committed to creating long-term shareholder value through a decision-making framework that delivers a balance of growth, profitability, and liquidity. This framework has enabled us to fund our Series 6 manufacturing and capacity expansion initiatives using cash flows generated by our operations despite substantial downward pressure on the price of solar modules and systems due to competition, demand fluctuations, and significant overcapacity in the industry. Our financial viability provides strategic optionality as we evaluate how to invest in our business and generate returns for our shareholders. Our financial viability and bankability also enable us to offer meaningful warranties, which provide us with a competitive advantage relative to many of our peers in the solar industry in the context of project financing and offering PV solar energy solutions to long-term owners. Furthermore, we expect our financial discipline and ability to manage operating costs to enhance our profitability as we continue to scale our business.

Sustainability

In addition to our financial commitments, we are also committed to minimizing the environmental impacts and enhancing the social and economic benefits of our products across their life cycle, from raw material sourcing through end-of-life module recycling. Accordingly, our modules and systems provide an ecologically leading solution to climate change, energy security, and water scarcity, which also enables our customers to achieve their sustainability objectives. On a lifecycle basis, our thin film module technology has the fastest energy payback time, smallest carbon footprint, and lowest water use of any PV solar technology on the market.

The energy payback time (which is the amount of time a system must operate to recover the energy required to produce it) of our module technology is facilitated by our specialized manufacturing process. In less than six months under high irradiance conditions, our systems produce more energy than was required to create them. This energy payback time represents a 50-fold energy return on investment over a theoretical 25-year system lifetime and an abundant net energy gain to the electricity grid. Our module technology also has a carbon footprint that is up to six times lower than the carbon footprint of conventional crystalline silicon modules and a fraction of the carbon footprint of conventional energy sources. Furthermore, our module technology displaces up to 98% of greenhouse gas emissions and other air pollutants when replacing traditional forms of energy generation. Our modules also use up to 400 times less water per MW hour than conventional energy sources and up to 24 times less water than other PV solar modules. In addition, our industry-leading recycling process further enhances our sustainability advantage by recovering approximately 90% of the glass for reuse in new glass products and over 90% of the semiconductor material for reuse in new modules.

Offerings and Capabilities

We are focusing on markets and energy applications in which solar power can be a least-cost, best-fit energy solution, particularly in regions with high solar resources, significant current or projected electricity demand, and/or relatively high existing electricity prices. We differentiate our product offerings by geographic market and localize the solution, as needed. Our consultative approach to our customers’ solar energy needs and capabilities results in customized solutions to meet their economic goals. As a result, we have designed our product and service offerings according to the following business areas:

•
PV Solar Modules. Our modules couple our leading-edge CdTe technology with the manufacturing excellence and quality control that comes from being one of the world’s most experienced producers of advanced PV solar modules. Our technology demonstrates a proven performance advantage over most monofacial crystalline silicon solar modules of equivalent efficiency rating by delivering higher real-world energy yield and long-term reliability. We are able to provide such product performance, quality, and reliability to our customers due, in large part, to our consistent and sustained investments in R&D activities.

•
Utility-Scale Power Plants. We have extensive, proven experience in the development, engineering, and construction of reliable grid-connected power systems for utility-scale generation. Our grid-connected systems support a diversified energy portfolio, reduce fossil-fuel consumption, mitigate the risk of fuel price volatility, and save costs, proving that centralized solar generation can deliver dependable and affordable solar electricity to the grid around the world. Our plant control systems provide reliability services, such as frequency control, voltage control, ramping capacity, and automated generation control, which enable expanded integration of PV solar power systems into the power grid. Such reliability services also help balance the grid during times of high renewable energy generation. Our solar energy systems also offer a meaningful value proposition by eliminating commodity price risks thereby providing a long-term fixed price with relatively low operating costs. When compared to the price of power derived from a conventional source of energy, a fixed price cannot be achieved unless the cost of hedging is included. Hedging costs of a commodity such as natural gas, along with the costs of credit support required for a long-term hedge, can significantly increase conventional energy costs. Additional benefits of our grid-connected power systems include reductions of fuel imports and improvements in energy security, enhanced peaking generation and faster time-to-power, and managed variability through accurate forecasting.

•
O&M Services. By leveraging our extensive experience in plant optimization and advanced diagnostics, we have developed one of the largest and most advanced O&M programs in the industry, including more than 10 GWDC of utility-scale PV solar power systems, while maintaining an average fleet system effective availability greater than 99%. Utilizing a state of the art global operations center, our team of O&M associates provide a variety of services to optimize system performance and comply with power purchase agreements (“PPA”), other project agreements, and regulations. Our products and services are engineered to enable the maximization of energy output and revenue for our customers while significantly reducing their unplanned maintenance costs. Plant owners benefit from predictable expenses over the life of the contract and reduced risk of energy loss. Our O&M program is compliant with the North American Electric Reliability Corporation (“NERC”) standards and is designed to scale to accommodate the growing O&M needs of customers worldwide. We offer our O&M services to solar power plant owners that use either our solar modules or modules manufactured by third parties.

Following an evaluation of the long-term sustainable cost structure, competitiveness, and risk-adjusted returns of our U.S. project development business, we have determined it is in the best interest of our stockholders to explore options for this business line. This exploration may result in, among other possibilities, a partnership with a third party who possesses complimentary competencies or a sale of all or a portion of our U.S. project development business. This exploration of options for our U.S. project development business is not subject to any definitive timetable and there can be no assurances that this process will result in any transaction.

Market Overview

Solar energy is one of the fastest growing forms of renewable energy with numerous economic and environmental benefits that make it an attractive complement to and/or substitute for traditional forms of energy generation. In recent years, the price of PV solar power systems, and accordingly the cost of producing electricity from such systems, has dropped to levels that are competitive with or below the wholesale price of electricity in many markets. This rapid price decline has opened new possibilities to develop systems in many locations with limited or no financial incentives. Other technological developments in the industry, such as the advancement of energy storage capabilities, have further enhanced the prospects of solar energy as an alternative to traditional forms of energy generation. Furthermore, the fact that a PV solar power system requires no fuel provides a unique and valuable hedging benefit to owners of such systems relative to traditional energy generation assets. Once installed, PV solar power systems can function for over 35 years with relatively less maintenance or oversight compared to many other forms of generation. In addition to these economic benefits, solar energy has substantial environmental benefits. For example, PV solar power systems generate no greenhouse gas or other emissions and use minimal amounts of water compared to traditional energy generation assets. Worldwide solar markets continue to develop, aided by the above factors as well as demand elasticity resulting from declining industry average selling prices, both at the module and system level, which have made solar power one of the most economically attractive sources of energy.

Module average selling prices in many global markets have declined in recent years and are expected to continue to decline to some degree in the future. In the aggregate, we believe manufacturers of solar cells and modules have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. We believe the solar industry may from time to time experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will continue to put pressure on pricing. Additionally, intense competition at the system level may result in an environment in which pricing falls rapidly, thereby further increasing demand for solar energy solutions but constraining the ability for project developers and diversified module manufacturers to sustain meaningful and consistent profitability. In light of such market realities, we are focusing on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process, our diversified capabilities, our financial viability, and the sustainability advantage of our modules and systems.

Global Markets

We have established and continue to develop a global business presence. Energy markets are, by their nature, localized, with different drivers and market forces impacting electricity generation and demand in a particular region or for a particular application. Accordingly, our business is evolving worldwide and is shaped by the varying ways in which our offerings can be compelling and economically viable solutions to energy needs in various markets. The following represent the key markets for our modules and systems.

The Americas

United States. Multiple markets within the United States, which accounted for 87% of our 2019 net sales, exemplify favorable characteristics for a solar market, including (i) sizeable electricity demand, particularly around growing population centers and industrial areas; (ii) strong demand for renewable energy generation; and (iii) abundant solar resources. In those areas and applications in which these factors are more pronounced, our PV solar energy solutions compete favorably on an economic basis with traditional forms of energy generation. The market penetration of PV solar is also impacted by certain federal and state support programs, including the federal investment tax credit, as described below under “Support Programs.” We have significant experience and a market leadership position in developing and operating utility-scale power plants in the United States, particularly in California, other western states, and southeastern states. Currently, our solar projects in the United States represent the majority of the advanced-stage pipeline of projects that we are actively developing or constructing. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Systems Project Pipeline” for more information about these projects.

Other Americas. Outside the United States, we have drawn on our industry expertise and module technology advantages to make inroads in certain Central and South American markets. Accordingly, we continue to pursue module sale opportunities in Mexico and Brazil while monitoring opportunities in other countries with high growth potential.

Asia-Pacific

Australia. Australia is a promising region for PV solar energy with continued growth expected over the next several years. Much of this growth is being driven by several factors, including an increased demand for PPAs from Australian commercial and industrial companies, certain government programs, and continued procurement from local utilities as well as the emergence of a merchant power market. We continue to focus our efforts in the region on utility-scale project development, including our self-developed projects in Queensland, New South Wales, and Victoria, while increasing our O&M services and third-party module sales. In June 2019, we completed the sale of our 87 MWAC Beryl project located in New South Wales.

Japan. Japan’s electricity markets have various characteristics, which make them attractive markets for PV solar energy. In particular, Japan has few domestic fossil fuel resources and relies heavily on fossil fuel imports. Following the Fukushima earthquake in 2011, the country introduced certain initiatives to limit its reliance on nuclear power. Accordingly, the Japanese government announced a long-term goal of dramatically increasing installed solar power capacity and provided various incentives for solar power installations. In recent years, we have partnered with local companies to develop, construct, and operate various PV solar power systems, which are expected to mitigate Japan’s dependence on fossil fuel imports and nuclear power. In 2019, we commenced construction of a 38 MWAC project in Kyoto prefecture, a 17 MWAC project in Ishikawa prefecture, and an 11 MWAC project in Ibaraki prefecture. We continue to operate the 59 MWAC Ishikawa project and provide O&M services to certain other projects we previously sold in 2018. We continue to pursue other utility-scale project development, O&M, and module sale opportunities in the region.

Europe, the Middle East, and India

Europe. Most markets across Europe reflect strong demand for PV solar energy due to its ability to compete economically with more traditional forms of energy generation. In particular, France, Germany, Greece, Italy, the Netherlands, Portugal, and Spain are all running tenders in which utility-scale PV solar projects can bid for capacity. Such tenders and other recent market developments indicate the potential for further growth in the demand for PV solar energy beyond the region’s installed generation capacity of approximately 135 GWDC. We continue to pursue module sales activities in many of the countries mentioned above.

The Middle East. The market potential for solar energy in the Middle East continues to be driven by a combination of strong economic fundamentals, aggressive tariff pricing, abundant solar resources, and robust policy. Egypt, Jordan, Oman, Qatar, Saudi Arabia, and The United Arab Emirates (the “UAE”) have established utility-scale solar programs, which are at varying degrees of maturity. Jordan and the UAE lead the region with policy mechanisms designed to ramp up the amount of renewable energy in their generation portfolios. While there are various motives for investing in solar energy, including energy security, diversification of generation portfolios, and the minimization of domestic consumption of hydrocarbons, the common factor is that the economics of PV solar energy have made it a compelling energy generation source. We have sold approximately 400 MWDC of modules in the region and continue to pursue additional module sales opportunities.

India. India continues to represent one of the largest and fastest growing markets for PV solar energy with an installed generation capacity of over 35 GWDC, another 12 GWDC of projects in development or construction, and over 20 GWDC of new procurement programs announced. In addition, the government has established aggressive renewable energy targets, which include increasing the country’s solar capacity to 100 GWAC by 2022. These targets, along with various policy and regulatory measures, help create significant and sustained demand for PV solar energy. Accordingly, we expect to continue selling modules to local integrators and operators of systems to address the region’s energy needs. We currently own and operate three projects with an aggregate capacity of 50 MWAC located in Telangana and Karnataka, for which we have secured rights to sell power under separate 25-year PPAs to state owned electricity distribution companies. In addition, we continue to maintain our strong module presence in the region with approximately 2 GWDC of installed modules.

Support Programs

Although we compete in many markets that do not require solar-specific government subsidies or support programs, our net sales and profits remain subject, in the near term, to variability based on the availability and size of government subsidies and economic incentives, such as quotas, renewable portfolio standards, and tendering systems. In addition to these support programs, financial incentives for PV solar energy generation may include tax and production incentives. Although we expect to become less impacted by and less dependent on these forms of government support over time, such programs continue to influence the demand for PV solar energy around the world.

In Europe, renewable energy targets, in conjunction with tenders for utility-scale PV solar and other support measures, have contributed to growth in PV solar markets. Renewable energy targets prescribe how much energy consumption must come from renewable sources, while incentive policies and competitive tender policies are intended to support new supply development by providing certainty to investors. Various European Union (“EU”) directives on renewable energy have set targets for all EU member states in support of the current goal of a 32% share of energy from renewable sources in the EU by 2030.

Tax incentive programs exist in the United States at both the federal and state level and can take the form of investment and production tax credits, accelerated depreciation, and sales and property tax exemptions and abatements. At the federal level, investment tax credits for business and residential solar systems have gone through several cycles of enactment and expiration since the 1980s. In 2015, the U.S. Congress extended the 30% federal energy investment tax credit (“ITC”) for both residential and commercial solar installations through 2019. Among other requirements, such credits require projects to have commenced construction by a certain date, which may be achieved by certain qualifying procurement activities. Accordingly, projects that commenced construction in 2019 were eligible for the 30% ITC. The credit will step down to 26% for projects that commence construction in 2020, 22% for projects that commence construction in 2021, and 10% for projects that commence construction thereafter. Over the next several years, we may advance the construction of various U.S. systems projects or procure the associated modules or BoS parts, by specified dates, for such projects to qualify for certain federal investment tax credits. The ITC has been an important economic driver of solar installations and qualifying procurement activities in the United States, and its extension has contributed to greater medium-term demand. The positive impact of the ITC depends to a large degree on the availability of tax equity for project financing, and any significant reduction in the availability of tax equity in the future could make it more difficult to develop and construct projects requiring financing.

The majority of states in the United States have also enacted legislation adopting Renewable Portfolio Standard (“RPS”) mechanisms. Under an RPS, regulated utilities and other load serving entities are required to procure a specified percentage of their total retail electricity sales to end-user customers from eligible renewable resources, such as solar energy generation facilities, by a specified date. Some programs may further require that a specified portion of the total percentage of renewable energy must come from solar generation facilities or other technologies. RPS mechanisms and other legislation vary significantly from state to state, particularly with respect to the percentage of renewable energy required to achieve the state’s RPS, the definition of eligible renewable energy resources, and the extent to which renewable energy credits qualify for RPS compliance.

Measured in terms of the volume of renewable electricity required to meet its RPS mandate, California’s RPS program is one of the most significant in the United States. In addition to serving as a template for other states, the California market for renewable energy has historically been a key region for First Solar and has led the western United States in renewable energy demand for the past several years. First enacted in 2002, California’s RPS statute has been amended several times to increase the overall percentage requirement as well as to accelerate the target date for program compliance. Pursuant to the passage of SB100 by the California legislature in 2018, the California RPS program now requires utilities and other obligated load serving entities to procure 60% of their total retail electricity demand from eligible renewable resources by 2030.

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

Business Segments

We operate our business in two segments. Our modules segment involves the design, manufacture, and sale of CdTe solar modules, which convert sunlight into electricity. Third-party customers of our modules segment include integrators and operators of PV solar power systems. Our second segment is our systems segment, through which we provide power plant solutions, which include (i) project development, (ii) engineering, procurement, and construction (“EPC”) services, and (iii) O&M services. We may provide any combination of individual products and services within such capabilities (including, with respect to EPC services, by contracting with third parties) depending upon the customer and market opportunity. Our systems segment customers include utilities, independent power producers, commercial and industrial companies, and other system owners. As part of our systems segment, we may also temporarily own and operate certain of our systems for a period of time based on strategic opportunities or market factors. See Note 21. “Segment and Geographical Information” to our consolidated financial statements for further information regarding our business segments.

Modules Business

Solar Modules

Since the inception of First Solar, our flagship module has used our advanced thin film semiconductor technology. In April 2018, we commenced commercial production of our Series 6 module technology, which represents the latest generation of our flagship module. Each Series 6 module is a glass laminate approximately 4ft x 6ft (123cm x 201cm) in size that encapsulates thin film semiconductor materials. At the end of 2019, our Series 6 modules had an average power output of approximately 430 watts. Our modules offer up to 8% more energy than monofacial crystalline silicon solar modules of equivalent nameplate capacity and generally include anti-reflective coated glass, which further enhances energy production. Our module semiconductor structure is a single-junction polycrystalline thin film that uses CdTe as the absorption layer. CdTe has absorption properties that are well matched to the solar spectrum and can deliver competitive wattage using approximately 1-2% of the amount of semiconductor material used to manufacture conventional crystalline silicon modules. Due to its minimal thickness, our thin-film CdTe semiconductor technology is also immune to cell cracking and its resulting power output loss, a common failure often observed in crystalline silicon modules caused by adverse manufacturing, handling, weather, or other conditions.

Manufacturing Process

We manufacture our solar modules on integrated production lines in an automated, proprietary, and continuous process, which includes the following three stages: (i) the deposition stage, (ii) the cell definition and treatment stage, and (iii) the assembly and test stage. In the deposition stage, panels of transparent oxide-coated glass are robotically loaded onto the production line where they are cleaned, laser-mark identified with a serial number, heated, and coated with thin layers of CdTe and other semiconductor materials using our proprietary vapor transport deposition technology, after which the semiconductor-coated plates are cooled rapidly to increase glass strength. In the cell definition and treatment stage, we use high-speed lasers to transform the large continuous semiconductor coating on the glass plate into a series of interconnected cells that deliver the desired current and voltage output. In this stage, we also treat the semiconductor film using proprietary chemistries and processes to improve the device’s performance, and we apply a metal sputtered back contact. In the assembly and test stage, we apply busbars, inter-layer material, and a rear glass cover sheet that is laminated to encapsulate the device. We then apply anti-reflective coating material to the substrate glass to further improve the module’s performance by increasing its ability to absorb sunlight. Finally, junction boxes, termination wires, and an under-mount frame (for Series 6 modules) are applied to complete the assembly.

We maintain a robust quality and reliability assurance program that monitors critical process parameters and measures product performance to ensure that industry and more stringent internal standards are met. We also conduct acceptance testing for electrical leakage, visual quality, and power measurement on a solar simulator prior to preparing a module for shipment. The quality and reliability tests complement production surveillance with an ongoing monitoring program, subjecting production modules to accelerated life stress testing to help ensure ongoing conformance to requirements of the International Electrotechnical Commission and Underwriters Laboratories Inc. These programs help assure delivery of power and performance in the field with a high level of product quality and reliability.

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

In the course of our R&D activities, we explore various technologies in our efforts to sustain competitive differentiation in our modules. We primarily conduct our R&D activities and qualify process and product improvements for full production at our Perrysburg, Ohio plant and then use a systematic process to propagate them to our other production lines. We believe that our systematic approach to technology change management provides continuous improvements and ensures uniform adoption across our production lines. In addition, our production lines are replicas or near replicas of each other and, as a result, a process or production improvement on one line can be rapidly and reliably deployed to other production lines.

We regularly produce research cells in our laboratories, some of which are tested for performance and certified by independent labs, such as the National Renewable Energy Laboratory. Cell efficiency measures the proportion of light converted to electricity in a single solar cell at standard test conditions. Our research cells are produced using laboratory equipment and methods and are not intended to be representative of our manufacturing capability. Our module conversion efficiency has improved on average more than half a percent every year for the last ten years. We currently hold two world records for CdTe PV cell efficiency, achieving an independently certified research cell efficiency of 22.1% and a full aperture area module efficiency of 18.6%. We believe that our record cells demonstrate a potential long-term module efficiency entitlement of over 20% that is achievable using our commercial-scale manufacturing equipment.

Customers

During 2019, we sold the majority of our solar modules (not included in our systems projects) to integrators and operators of systems in the United States and France, and such third-party module sales represented approximately 48% of our total net sales. During 2019, Cypress Creek Renewables, Longroad Energy, and NextEra Energy each accounted for more than 10% of our modules business net sales.

We continue to focus on key geographic markets, particularly in areas with abundant solar resources and sizable electricity demand, and additional customer relationships to diversify our customer base. We also collaborate with providers of community solar solutions, which address the residential and small business sectors to provide a broad range of customers with access to competitively priced solar energy regardless of the suitability of their rooftops. Community solar utilizes relatively small ground-mounted installations that provide clean energy to utilities, which then offer consumers the ability to buy into a specific community installation and benefit from the solar power generated by that resource. The demand for such offerings continues to build as states across the country are enacting community solar policies, and utilities are looking to diversify their energy generation portfolio in order to meet customer demand for affordable, clean energy. We also collaborate with providers of Community Choice Aggregation programs, which allow cities and counties to purchase power on behalf of residents and businesses to provide clean energy options at competitive prices. Our expertise in module technology and utility-scale generation, paired with community solar and/or Community Choice Aggregation, allows residential power consumers to “go solar,” including those who live in apartment buildings or whose home rooftops cannot accommodate solar panels.

Competition

The solar energy and renewable energy sectors are highly competitive and continually evolving as participants in these sectors strive to distinguish themselves within their markets and compete within the larger electric power industry. We face intense competition for sales of solar modules, which has resulted in and may continue to result in reduced average selling prices and loss of market share. With respect to our modules business, our primary sources of competition are crystalline silicon solar module manufacturers. In addition, we expect to compete with future entrants into the PV solar industry and existing market participants that offer new or differentiated technological solutions. For example, many crystalline silicon cell and wafer manufacturers continue to transition from lower efficiency Back Surface Field (“BSF”) multi-crystalline cells (the legacy technology against which we have generally competed in our markets) to higher efficiency Passivated Emitter Rear Contact (“PERC”) mono-crystalline cells at competitive cost structures. Additionally, while conventional solar modules, including the solar modules we produce, are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, certain manufacturers of mono-crystalline PERC modules are pursuing the commercialization of bifacial modules that also capture diffuse irradiance on the back side of a module. We also face competition from semiconductor manufacturers and semiconductor equipment manufacturers or their customers that produce PV solar cells, solar modules, or turnkey production lines. Within the larger electric power industry, we compete with companies that currently offer or are developing other renewable energy technologies (including wind, hydroelectric, geothermal, biomass, and tidal technologies), as well as traditional energy generation sources.

Certain of our existing or future competitors may have direct or indirect access to sovereign capital, which could enable such competitors to operate at minimal or negative operating margins for sustained periods of time. Among PV solar module manufacturers, the principal methods of competition include sales price per watt, wattage (or conversion efficiency), energy yield, reliability, warranty terms, and customer payment terms. If competitors reduce module pricing to levels near or below their manufacturing costs, or are able to operate at minimal or negative operating margins for sustained periods of time, our results of operations could be adversely affected. We believe the solar industry may from time to time experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will put pressure on pricing, which could adversely affect our results of operations. For additional information, see Item 1A. “Risk Factors – Competition in solar markets globally and across the solar value chain is intense, and could remain that way for an extended period of time. An increased global supply of PV modules has caused and may continue to cause structural imbalances in which global PV module supply exceeds demand, which could have a material adverse effect on our business, financial condition, and results of operations.”

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

Solar Module Collection and Recycling

We are committed to extended producer responsibility and take into account the environmental impact of our products over their entire life cycle. As part of such efforts, we previously established the solar industry’s first comprehensive module collection and recycling program. Our module recycling process is designed to maximize the recovery of materials, including the glass and encapsulated semiconductor material, for use in new modules or other products and enhances the sustainability profile of our modules. Approximately 90% of each collected First Solar module can be recycled into materials for reuse. For certain legacy customer sales contracts that were covered under this program, we agreed to pay the costs for the collection and recycling of qualifying solar modules, and the end users agreed to notify us, disassemble their solar power systems, package the solar modules for shipment, and revert ownership rights over the modules back to us at the end of the modules’ service lives. We currently have recycling facilities operating at each of our manufacturing facilities in the United States, Malaysia, and Vietnam and at our former manufacturing facility location in Germany.

The EU’s Waste Electrical and Electronic Equipment (“WEEE”) Directive places the obligation of recycling (including collection, treatment, and environmentally sound disposal) of electrical and electronic equipment products upon producers and is applicable to all PV solar modules in EU member states. For modules covered under our program that were previously sold into and installed in the EU, we continue to maintain a commitment to cover the estimated collection and recycling costs consistent with our historical program. Additionally, as a result of the transposition of the WEEE Directive by the EU member states, we have adjusted our recycling offerings, as required, in various EU member states to ensure compliance with specific EU member state WEEE regulations.

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

Systems Business

Project Development

Project development activities generally include (i) selecting, securing, and maintaining the project site; (ii) obtaining the requisite interconnection and transmission studies; (iii) executing an interconnection agreement; (iv) obtaining environmental and land-use permits; and (v) entering into a PPA with an off-taker for the power to be generated by the project. The sequence of such development activities varies by international location and, in certain locations, may begin by initially bidding for PPA or off-take agreements. These activities culminate in receiving the right to construct and operate a PV solar power system.

Depending on the market opportunity or geographic location, we may acquire projects in various stages of development or acquire project companies from developers in order to complete the development process, construct a system incorporating our modules, and sell the system to a long-term owner. We may also collaborate with local partners in connection with these project development activities. Depending on the type of project or geographic location, PPAs or feed-in-tariff (“FiT”) structures define the price and terms the utility or customer will pay for power produced from the project. Depending primarily on the location, stage of development upon our acquisition of the project, and/or other site attributes, the development cycle typically ranges from one to two years but may be as long as five years. We may be required to incur significant costs for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible, economically attractive, or capable of being built. If there is a delay in obtaining any required regulatory approvals, we may be forced to incur additional costs or impair our project assets, and the termination rights of the off-taker under the PPA may be triggered.

Following an evaluation of the long-term sustainable cost structure, competitiveness, and risk-adjusted returns of our U.S. project development business, we have determined it is in the best interest of our stockholders to explore options for this business line. This exploration may result in, among other possibilities, a partnership with a third party who possesses complimentary competencies or a sale of all or a portion of our U.S. project development business. This exploration of options for our U.S. project development business is not subject to any definitive timetable and there can be no assurances that this process will result in any transaction.

EPC Services

EPC services generally include (i) engineering design and related services, (ii) BoS procurement, (iii) advanced development of grid integration solutions, and (iv) construction contracting and management. Depending on the customer and market need, we may provide or subcontract with third parties to provide any combination of individual products and services within our capabilities. We conduct performance testing of a system prior to substantial completion to confirm the system meets its operational and capacity expectations noted in the EPC agreement. For systems we construct, we typically provide limited warranties for defects in engineering design, installation, and BoS part workmanship for a period of one to two years following the substantial completion of a system or a block within the system. We may also provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable year meets or exceeds the modeled energy expectation, after certain adjustments, such as irradiance, weather, module degradation, soiling, curtailment, and other conditions that may affect a system’s energy output but are unrelated to quality, design, or construction.

To further enhance the operational capabilities of utility-scale systems, we may also provide energy storage solutions using advanced battery technology. Such storage solutions enable system owners to better align the delivery of energy with periods of peak demand, thereby increasing a system’s overall value. Storage capabilities also allow PV solar plants to meet or exceed the peaking capabilities of fossil fuel-based plants at potentially lower costs. Our advanced plant control systems manage the operations of both the PV solar plant and its storage capabilities to ensure accurate delivery of requested power to the grid. As part of our storage solutions, we provide proprietary algorithms to design and simulate the optimal dispatch of a system depending on the customer and market needs, including site-specific weather conditions.

In September 2019, we announced our transition from an internal EPC service model in the United States to an external model, in which we expect to leverage the capabilities of third-party EPC services in providing power plant solutions to our systems segment customers. This transition is not expected to affect any projects currently under construction. The shift to an external EPC service model in the United States aligns with our typical model in international markets and is facilitated, in part, by our Series 6 module technology and its improved BoS compatibility.

O&M Services

Our typical O&M service arrangements involve the performance of standard activities associated with operating and maintaining a PV solar power system. We perform such activities pursuant to the scope of services outlined in the underlying contract. These activities are considered necessary to optimize system performance and comply with PPAs, other agreements, and regulations. Although the scope of our services varies by contract and jurisdiction, our O&M service arrangements generally include 24/7 system monitoring, certain PPA and other agreement compliance, NERC compliance, large generator interconnection agreement compliance, energy forecasting, performance engineering analysis, regular performance reporting, turn-key maintenance services including spare parts and corrective maintenance repair, warranty management, and environmental services. As part of our O&M services, we also typically provide an effective availability guarantee, which stipulates that a system will be available to generate a certain percentage of total possible energy during a specific period after adjusting for factors outside our control as the service provider, such as weather, curtailment, outages, force majeure, and other conditions that may affect system availability.

Customers

Our systems customers consist of utilities, independent power producers, commercial and industrial companies, and other system owners, such as investors who are looking for long-term investment vehicles that are expected to generate consistent returns. Such customers may purchase completed systems, which include our PV solar modules, or any combination of development, EPC, and/or O&M services. We also seek to provide innovative power plant solutions, including grid integration and plant engineering services, to facilitate the adoption and optimize the use of our technology. During 2019, the substantial majority of our systems business sales were in the United States and Australia, and the principal customers of our systems business were EDP Renewables, ConnectGen, and Innergex Renewable Energy, who each accounted for more than 10% of our systems business net sales.

In certain markets, the emergence of utility-owned generation has increased the number of potential project buyers as such utility customers benefit from a potentially low cost of capital available through rate-basing utility investments. Given their long-term ownership profile, utility-owned generation customers typically seek to partner with diversified companies that can provide a broad spectrum of utility-scale generation solutions, including reliable PV solar technology, project development and construction, and O&M services, thereby mitigating their long-term ownership risks.

The wholesale commercial and industrial market also represents a promising opportunity given our utility-scale PV solar power system expertise. The demand for corporate renewables continues to accelerate, with corporations worldwide committing to the RE100 campaign, a collaborative, global initiative of influential businesses committed to 100% renewable electricity. We believe we also have a competitive advantage in the commercial and industrial market due to many customers’ sensitivity to the experience, bankability, and financial viability of their suppliers and geographically diverse operating locations. With our strong development expertise, financial strength, and global footprint, we are well positioned to meet these needs. For example, our 150 MWAC Sun Streams 2 project is expected to provide energy for certain Microsoft Corporation data centers, and our recently sold 227 MWAC  Muscle Shoals, 122 MWAC  Cove Mountain Solar 2, and 58 MWAC  Cove Mountain Solar 1 projects are expected to provide energy for certain Facebook, Inc. data centers through PPAs with Tennessee Valley Authority and PacifiCorp. Since our first corporate related PPA with Apple Inc., we have contracted over 800 MWAC of PPAs associated with corporate customers to support their renewable energy goals.

Competition

With respect to our systems business, we face competition from other providers of renewable energy solutions, including developers of PV solar power systems and developers of other forms of renewable energy projects, such as wind, hydroelectric, geothermal, biomass, and tidal projects. We may also compete with other developers that integrate energy storage solutions with PV solar or wind projects, thereby enabling system owners to better align the delivery of energy with periods of peak demand. To the extent other solar module manufacturers become more vertically integrated, we expect to face increased competition from such companies as well. Certain current or potential future competitors may have a low cost of capital and/or access to foreign capital. The decline in module prices over the last several years has increased interest in solar energy worldwide, and there are limited barriers to entry in certain parts of the PV solar value chain, depending on the geographic market. Accordingly, competition at the system level can be intense, thereby exerting downward pressure on system-level selling prices industry-wide. See Item 1A. “Risk Factors – Competition at the system level can be intense, thereby potentially exerting downward pressure on system-level profit margins industry-wide, which could reduce our profitability and adversely affect our results of operations.”

Own and Operate

From time to time, we may temporarily own and operate, or retain interests in, certain of our systems for a period of time based on strategic opportunities or market factors. The ability to do so provides certain potential benefits, including greater control over the sales process and offering a lower risk profile to project buyers. As of December 31, 2019, we owned and operated a number of systems in various geographic markets, including Chile, India, the United States, and the Asia-Pacific region. As an owner and operator of certain systems in the United States, we may be subject to the authority of the Federal Energy Regulatory Commission (“FERC”), as well as various other federal, state, and local regulatory bodies. For more information about risks related to owning and operating such systems, please see Item 1A. “Risk Factors – As an owner and operator of PV solar power systems that deliver electricity to the grid, certain of our affiliated entities may be regulated as public utilities under U.S. federal and state law, which could adversely affect the cost of doing business and limit our growth.” For more information about the economics of such ownership and the impacts on our liquidity see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks, and trade secrets, as well as associate and third-party confidentiality agreements, to safeguard our intellectual property. We regularly file patent applications to protect inventions arising from our R&D activities and are currently pursuing patent applications in the United States and other countries. Our patent applications and any future patent applications may not result in a patent being issued with the scope of the claims we seek, or at all, and any patents we may receive may be challenged, invalidated, or declared unenforceable. In addition, we have registered and/or have applied to register trademarks and service marks in the United States and a number of foreign countries for “First Solar.”

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

Environmental, Health, and Safety Matters

Our operations include the use, handling, storage, transportation, generation, and disposal of hazardous materials and wastes. We are subject to various federal, state, local, and international laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water; the use, management, and disposal of hazardous materials and wastes; occupational health and safety; and the cleanup of contaminated sites. Therefore, we could incur substantial costs, including cleanup costs, fines, and civil or criminal sanctions and costs arising from third-party property damage or personal injury claims as a result of violations of, or liabilities under, environmental and occupational health and safety laws and regulations or non-compliance with environmental permits required for our operations. We believe we are currently in substantial compliance with applicable environmental and occupational health and safety requirements and do not expect to incur material expenditures for environmental and occupational health and safety controls in the foreseeable future. However, future developments such as the implementation of new, more stringent laws and regulations, more aggressive enforcement policies, or the discovery of unknown environmental conditions may require expenditures that could have a material adverse effect on our business, financial condition, or results of operations. See Item 1A. “Risk Factors – Environmental obligations and liabilities could have a substantial negative impact on our business, financial condition, and results of operations.”

Corporate History

We were incorporated in Delaware in February 2006 and completed our initial public offering of common stock in November 2006.

Associates

As of December 31, 2019, we had approximately 6,600 associates (our term for full and part-time employees), including approximately 5,200 in our modules business and approximately 500 associates that work directly in our systems business. The remainder of our associates are in R&D, sales and marketing, and general and administrative positions. None of our associates are currently represented by labor unions or covered by a collective bargaining agreement. As we expand domestically and internationally, we may encounter either regional laws that mandate union representation or associates who desire union representation or a collective bargaining agreement.

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

Information about Our Executive Officers

Our executive officers and their ages and positions as of February 20, 2020 were as follows:

Name	Age	Position
Mark R. Widmar	54	Chief Executive Officer
Alexander R. Bradley	38	Chief Financial Officer
Georges Antoun	57	Chief Commercial Officer
Philip Tymen deJong	60	Chief Operations Officer
Raffi Garabedian	53	Chief Technology Officer
Paul Kaleta	64	Executive Vice President, General Counsel and Secretary
Caroline Stockdale	56	Executive Vice President, Human Resources and Communications

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

Alexander R. Bradley was appointed interim Chief Financial Officer in July 2016 and confirmed as Chief Financial Officer in October 2016. Mr. Bradley previously served as Vice President, Treasury and Project Finance for First Solar. Mr. Bradley previously served as an officer and board member of the general partner of 8point3 from June 2016 to June 2018. From June 2015 to June 2016, Mr. Bradley served as a Vice President of Operations of the general partner of 8point3. Mr. Bradley has led or supported the structuring, sale, and financing of over $10 billion and approximately 2.7 GWDC of the Company’s worldwide development assets, including several of the largest PV power plant projects in North America. Mr. Bradley’s professional experience includes more than 10 years in investment banking, mergers and acquisitions, project finance, and business development in the United States and internationally. Prior to joining First Solar in May 2008, Mr. Bradley worked at HSBC in investment banking and leveraged finance, in London and New York, covering the energy and utilities sector. He received his Master of Arts from the University of Edinburgh, Scotland.

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

Philip Tymen deJong was appointed Chief Operating Officer in July 2015. Mr. deJong has comprehensive leadership responsibility for areas including manufacturing, EPC, operations and maintenance, quality and reliability, supply chain, and information technology. Mr. deJong joined First Solar in January 2010 as Vice President, Plant Management and served in several Senior Vice President roles in manufacturing and operations prior to being appointed Senior Vice President, Manufacturing & EPC in January 2015. Prior to joining First Solar, Mr. deJong was Vice President of Assembly/Test Manufacturing for Numonyx Corporation. Prior to that, he worked for 25 years at Intel Corporation, holding various positions in engineering, manufacturing, wafer fabrication management, and assembly/test manufacturing. Mr. deJong holds a Bachelor of Science degree in industrial engineering/mechanical engineering from Oregon State University and has completed advanced study at the University of New Mexico Anderson School of Management.

Raffi Garabedian has been the Chief Technology Officer of First Solar since May 2012 and leads the Company’s technology, PV module and power plant system products and roadmaps. Mr. Garabedian joined First Solar in June 2008 as Director of Disruptive Technologies. Prior to First Solar, Mr. Garabedian spent over 15 years in the MEMS (micro-electro-mechanical systems) industry, developing new products ranging from automotive engine control sensors to fiber optic telecommunications switching systems. He was the founding CEO of Touchdown Technologies, Inc., which was acquired by Verigy, as well as Micromachines Inc., which was acquired by Kavlico. Mr. Garabedian is named on approximately 28 issued U.S. patents. Mr. Garabedian serves as a director on the boards of Covelant Metrology and Heliotrope Technologies. Mr. Garabedian earned a Bachelor of Science degree in electrical engineering from Rensselaer Polytechnic Institute and a Master of Science degree in electrical engineering with a focus on semiconductor and microsystems technology from the University of California Davis.

Paul Kaleta joined First Solar in March 2014 as Executive Vice President & General Counsel. In February 2017, Mr. Kaleta was appointed as Corporate Secretary. Prior to joining First Solar, Mr. Kaleta was Executive Vice President, General Counsel, Shared Services & Secretary, and Chief Compliance Officer for NV Energy, Inc., which was acquired by Berkshire Hathaway’s Energy Group in December 2013. Before that, he was Vice President and General Counsel for Koch Industries, Inc., one of the world’s largest privately held companies with diverse businesses worldwide, including refining, petrochemicals, and commodity trading, among others. He also served in a number of legal and other leadership roles for Koch companies. Before joining Koch, he was Vice President and General Counsel of Niagara Mohawk Power Corporation (now part of National Grid). In private practice, Mr. Kaleta was an equity partner in the Washington D.C. law firm Swidler Berlin LLP and an associate in the Washington D.C. office of Skadden, Arps, Slate, Meagher & Flom LLP. He also served as a federal judicial clerk. Mr. Kaleta is the founding chair of the Southern Nevada Chapter of the “I Have a Dream Foundation” (now “Core Academy-powered by The Rogers Foundation”), a former member of the client advisory council of Lex Mundi, and has taught both energy law and business ethics and leadership, as an adjunct professor, among other industry professional and community activities. Mr. Kaleta holds a juris doctor degree from Georgetown University Law Center and a Bachelor of Arts degree in philosophy and English from Hamilton College.

Caroline Stockdale joined First Solar in October 2019 as Executive Vice President, Human Resources and Communications. Prior to joining First Solar, she served as the Chief Executive Officer for First Perform, a provider of human resources services for a variety of customers, from Fortune 100 companies to cyber start-ups. Previously, she served as Chief Human Resources Officer for Medtronic from 2010 to 2013 and Warner Music Group from 2005 to 2009. Before joining Warner Music Group, she served as the senior human resources leader in global divisions of American Express from 2002 to 2005 and General Electric from 1997 to 2002. Ms. Stockdale is a member of the Forbes Human Resources Council. Ms. Stockdale holds a Bachelor of Arts in political theories and institutions, philosophy, from the University of Sheffield.

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

In the aggregate, we believe manufacturers of solar cells and modules have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. For example, we estimate that in 2019 over 20 GWDC  of capacity was added by solar module manufacturers, primarily but not exclusively in Asia. We believe the solar industry may from time to time experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will continue to put pressure on pricing. During the past several years, industry average selling prices per watt have declined in many markets, at times significantly, both at the module and system levels, as competitors have reduced prices to sell inventories worldwide. There may be additional pressure on global demand and average selling prices in the future resulting from fluctuating demand in certain major solar markets, such as China. If our competitors reduce module pricing to levels near or below their manufacturing costs, or are able to operate at minimal or negative operating margins for sustained periods of time, or if demand for PV modules does not grow sufficiently to justify the current production supply, our business, financial condition, and results of operations could be adversely affected.

If PV solar and related technologies are not suitable for continued adoption at economically attractive rates of return or if sufficient additional demand for solar modules, related technologies, and systems does not develop or takes longer to develop than we anticipate, our net sales and profit may flatten or decline and we may be unable to sustain profitability.

In comparison to traditional forms of energy generation, the solar energy market continues to be at a relatively early stage of development. If utility-scale PV solar technology proves unsuitable for continued adoption at economically attractive rates of return or if additional demand for solar modules and systems fails to develop sufficiently or takes longer to develop than we anticipate, we may be unable to grow our business or generate sufficient net sales to sustain profitability. In addition, demand for solar modules, related technologies, and systems in our targeted markets may develop to a lesser extent than we anticipate. Many factors may affect the viability of continued adoption of utility-scale PV solar technology in our targeted markets, as well as the demand for solar modules and systems generally, including the following:

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

•	the development, functionality, scale, cost, and timing of energy storage solutions; and

•
changes in the amount and priorities of capital expenditures by end users of solar modules and systems (e.g., utilities), which capital expenditures tend to decrease when the economy slows or when interest rates increase, thereby resulting in redirection away from solar generation to development of competing forms of electric generation and to distribution (e.g., smart grid), transmission, and energy efficiency measures.

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

Although we believe that solar energy will experience widespread adoption in those applications where it competes economically with traditional forms of energy without any support programs, in certain markets our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Federal, state, and local governmental bodies in many countries have provided subsidies in the form of FiTs, rebates, tax incentives, and other incentives to end users, distributors, system integrators, and manufacturers of PV solar products. Many of these support programs expire, phase out over time, require renewal by the applicable authority, or may be amended. A summary of certain recent developments in the major government support programs that may impact our business appears under Item 1. “Business – Support Programs.” To the extent these support programs are reduced earlier than previously expected or are changed retroactively, such changes could negatively impact demand and/or price levels for our solar modules and systems, lead to a reduction in our net sales, and adversely impact our operating results. Another consideration in the U.S. market, and to a lesser extent in other global markets, is the effect of governmental land-use planning policies and environmental policies on utility-scale PV solar development. The adoption of restrictive land-use designations or environmental regulations that proscribe or restrict the siting of utility-scale solar facilities could adversely affect the marginal cost of such development.

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

•
any limitations on the value or availability to potential investors of tax incentives that benefit solar energy projects such as the ITC and accelerated depreciation deductions could result in such investors generating reduced revenues and economic returns and facing a reduction in the availability of affordable financing, thereby reducing demand for PV solar modules. The ITC is a U.S. federal incentive that provides an income tax credit to the owner of the project after the project is placed in service. Among other requirements, such credits require projects to have commenced construction by a certain date, which may be achieved by certain qualifying procurement activities. Accordingly, projects that commenced construction in 2019 were eligible for a 30% ITC. The credit will step down to 26% for projects that commence construction in 2020, 22% for projects that commence construction in 2021, and 10% for projects that commence construction thereafter. Under the Modified Accelerated Cost-Recovery System, owners of equipment used in a solar project may claim all of their depreciation deductions with respect to such equipment over five years, even though the useful life of such equipment is generally greater than five years. In addition, in December 2017, the U.S. government enacted comprehensive tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). Under the Tax Act, qualified property placed in service after September 22, 2017 and before January 1, 2023 is generally eligible for 100% expensing, and such property placed in service after December 31, 2022 and before January 1, 2027 is generally eligible for expensing at lower percentages. However, the Tax Act also reduced the U.S. corporate income tax rate to 21% effective January 1, 2018, which could diminish the capacity of potential investors to benefit from incentives such as the ITC and reduce the value of accelerated depreciation deductions and expensing, thereby reducing the relative attractiveness of solar projects as an investment; and

•
any effort to overturn federal and state laws, regulations, or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of electricity generation that compete with solar energy projects could negatively impact our ability to compete with traditional forms of electricity generation and materially and adversely affect our business.

Application of U.S. trade laws, or trade laws of other countries, may also impact, either directly or indirectly, our operating results. For example, in January 2018, following a petition filed by a U.S.-based manufacturer of solar cells under Sections 201 and 202 of the Trade Act of 1974 for global safeguard relief with the U.S. International Trade Commission (the “USITC”), requesting, among other things, the imposition of certain tariffs on crystalline silicon solar cells imported into the United States and the establishment of a minimum price per watt on imported crystalline silicon solar modules, the U.S. President proclaimed tariffs on imported crystalline silicon modules, and a tariff-rate quota on imported crystalline silicon cells, over a four-year period, with the tariff on modules, and the tariff on cells above the first 2.5 GWDC of imports, starting at 30% for the February 2018 to February 2019 period and declining by five percentage points in each subsequent 12-month period. Thin film solar cell products, such as our CdTe technology, are expressly excluded from the tariffs. The Office of the United States Trade Representative (the “USTR”) has also granted certain requests that particular types of solar products be excluded from the tariffs. Among these was an exclusion for bifacial solar modules that was issued on June 13, 2019. In a notice published on October 9, 2019, the USTR announced that it will withdraw the exclusion for bifacial solar modules, effective October 28, 2019. However, on December 5, 2019, the United States Court of International Trade overturned the announcement by issuing a preliminary injunction ordering the exclusion of bifacial solar modules from the tariffs. On January 27, 2020, the USTR announced a public comment process regarding the possible retention or withdrawal of the exclusion for bifacial solar modules, but such process has been challenged at the United States Court of International Trade. In addition, the USITC has reviewed developments regarding the relevant domestic industry (including its efforts to adjust to import competition) and provided a report to the U.S. President in February 2020. The USITC is also reviewing the probable effects of increasing the tariff-rate quota for solar cells from 2.5 GWDC to 4, 5, or 6 GWDC, and is scheduled to report its advice to the USTR in March 2020. Such reports could serve as a basis for the U.S. President to reduce, modify, or terminate the safeguard tariffs.

The United States has also imposed import tariffs in connection with other proceedings during 2018 and 2019. In March 2018, the U.S. President proclaimed tariffs on certain imported aluminum and steel articles, generally at rates of 10% and 25%, respectively, under Section 232 of the Trade Expansion Act of 1962. Currently, all countries except Argentina, Australia, Canada, and Mexico are covered by the aluminum tariff, and all countries except Argentina, Australia, Brazil, Canada, Mexico, and South Korea are covered by the steel tariff. In addition, in May 2018, the U.S. President proclaimed absolute quotas for the import of aluminum articles from Argentina and the import of steel articles from Argentina, Brazil, and South Korea. In January 2020, the U.S. President announced the expansion of tariffs under Section 232 to cover certain derivative steel and aluminum articles. Separately, in a series of actions during 2018 and 2019 that followed an investigation under Section 301 of the Trade Act of 1974, the United States imposed tariffs on various articles imported from China at a rate of 25%, including crystalline silicon solar cells and modules and various other articles. In August 2019, the U.S. President announced that the Section 301 tariff on various products, including crystalline silicon solar cells and modules, would increase to 30%, but such increase was later postponed in connection with U.S.-China negotiations. In December 2019, the United States and China announced a “Phase One” economic and trade agreement, whereby the U.S. Section 301 tariffs on various products, including crystalline silicon solar cells and modules, would remain at 25%, while Section 301 tariffs on certain other products would be lowered from 15% to 7.5%.

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

•	difficulty in competing successfully with emerging technologies, such as bifacial modules and n-type mono-crystalline wafers and cells;

•	adverse public policies in countries we operate in and/or are pursuing, including local content requirements, the imposition of trade remedies, or capital investment requirements;

•	business climates, such as that in China, that may have the effect of putting foreign companies at a disadvantage relative to domestic companies;

•	unstable economic, social, and/or operating environments in foreign jurisdictions, including social unrest, currency, inflation, and interest rate uncertainties;

•	the possibility of applying an ineffective commercial approach to targeted markets, including product offerings that may not meet market needs;

•	difficulty in generating sufficient sales volumes at economically sustainable profitability levels;

•	difficulty in timely identifying, attracting, training, and retaining qualified sales, technical, and other personnel in geographies targeted for expansion;

•
difficulty in maintaining proper controls and procedures as we expand our business operations in terms of geographical reach, including transitioning certain business functions to low-cost geographies, with any material control failure potentially leading to reputational damage and loss of confidence in our financial reporting;

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

The loss of any of our large customers, or their inability to perform under their contracts with us, could significantly reduce our net sales and negatively impact our results of operations.

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

Risks Related to our Operations, Manufacturing, and Technology

Our future success depends on our ability to effectively balance manufacturing production with market demand, convert existing production facilities to support new product lines, decrease our manufacturing cost per watt, and, when necessary, continue to build new manufacturing plants over time in response to market demand, all of which are subject to risks and uncertainties.

Our future success depends on our ability to effectively balance manufacturing production with market demand, convert existing production facilities to support new product lines, decrease our manufacturing cost per watt, and increase our manufacturing capacity in a cost-effective and efficient manner. If we cannot do so, we may be unable to decrease our manufacturing cost per watt, maintain our competitive position, sustain profitability, expand our business, or create long-term shareholder value. Our ability to decrease our manufacturing cost per watt, expand production capacity, or convert existing production facilities to support new product lines is subject to significant risks and uncertainties, including the following:

•	failure to reduce manufacturing material, labor, or overhead costs;

•	an inability to increase production throughput or the average power output per module;

•	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as our inability to secure successful contracts with equipment vendors;

•	our custom-built equipment taking longer and costing more to manufacture than expected and not operating as designed;

•	delays or denial of required approvals by relevant government authorities;

•	an inability to hire qualified staff;

•	failure to execute our expansion or conversion plans effectively;

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

We face intense competition from manufacturers of crystalline silicon solar modules; if global supply exceeds global demand, it could lead to a further reduction in the average selling price for PV solar modules, which could reduce our net sales and adversely affect our results of operations.

The solar and renewable energy industries are highly competitive and are continually evolving as participants strive to distinguish themselves within their markets and compete with the larger electric power industry. Within the global PV solar industry, we face intense competition from crystalline silicon solar module manufacturers. Existing or future solar module manufacturers might be acquired by larger companies with significant capital resources, thereby further intensifying competition with us. In addition, the introduction of a low cost disruptive technology could adversely affect our ability to compete, which could reduce our net sales and adversely affect our results of operations.

Even if demand for solar modules continues to grow, the rapid manufacturing capacity expansion undertaken by many module manufacturers, particularly manufacturers of crystalline silicon cells and modules, has created and may continue to cause periods of structural imbalance in which supply exceeds demand. See the Risk Factor entitled “Competition in solar markets globally and across the solar value chain is intense, and could remain that way for an extended period of time. An increased global supply of PV modules has caused and may continue to cause structural imbalances in which global PV module supply exceeds demand, which could have a material adverse effect on our business, financial condition, and results of operations,” for additional information. In addition, we believe any significant decrease in the cost of silicon feedstock or polysilicon would reduce the manufacturing cost of crystalline silicon modules and lead to further pricing pressure for solar modules and potentially an oversupply of solar modules. We also believe many crystalline silicon cell and wafer manufacturers have substantially transitioned from lower efficiency BSF multi-crystalline cells (the legacy technology against which we have generally competed in our markets) to higher efficiency PERC mono-crystalline cells at competitive cost structures. As a result, we expect that in the near future, our primary competition will be mono-crystalline PERC based modules with higher conversion efficiencies. Additionally, while conventional solar modules, including the solar modules we produce, are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, certain manufacturers of mono-crystalline PERC solar modules are promoting bifacial modules that also capture diffuse irradiance on the back side of a module. Such technology can improve the overall energy production of a module relative to nameplate front-side efficiency when applied in certain applications and BoS configurations, which could potentially lower the overall levelized cost of electricity (“LCOE”), meaning the net present value of a system’s total life cycle costs divided by the quantity of energy that is expected to be produced over the system’s life, of a system when compared to systems using conventional solar modules, including the modules we produce. Additionally, we believe that our competitors are evaluating the possibility of transitioning from p-type to n-type mono-crystalline wafers and cells. If successful, such transition would further increase the efficiency and energy yield of their product. Finally, many of our competitors are promoting modules with larger overall area based on the use of larger silicon wafers. While the transition to such larger wafers would increase nameplate wattage, we believe the associated production cost would not improve significantly.

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

We perform a variety of module quality and life tests under different conditions upon which we base our assessments of future module performance over the duration of the warranty. However, if our thin film solar modules, including our Series 4 modules and Series 6 modules, perform below expectations, we could experience significant warranty and related expenses, damage to our market reputation, and erosion of our market share. With respect to our modules, we provide a limited warranty covering defects in materials and workmanship under normal use and service conditions for approximately 10 years. We also typically warrant that modules installed in accordance with agreed-upon specifications will produce at least 98% of their labeled power output rating during the first year, with the warranty coverage reducing by 0.5% every year thereafter throughout the approximate 25-year limited power output warranty period. As an alternative form of our standard limited module power output warranty, we also offer an aggregated or system-level limited module performance warranty. This system-level limited module performance warranty is designed for utility-scale systems and provides 25-year system-level energy degradation protection. This warranty represents a practical expedient to address the challenge of identifying, from the potential millions of modules installed in a utility-scale system, individual modules that may be performing below warranty thresholds by focusing on the aggregate energy generated by the system rather than the power output of individual modules. The system-level limited module performance warranty is typically calculated as a percentage of a system’s expected energy production, adjusted for certain actual site conditions, with the warranted level of performance declining each year in a linear fashion, but never falling below 80% during the term of the warranty. As a result of these warranty programs, we bear the risk of product warranty claims long after we have sold our solar modules and recognized net sales.

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

Although our module performance warranties extend for 25 years, our oldest solar modules manufactured during the qualification of our pilot production line have only been in use since 2001. Accordingly, our warranties are based on a variety of quality and life tests that enable predictions of durability and future performance. These predictions, however, could prove to be materially different from the actual performance during the warranty period, causing us to incur substantial expense to repair or replace defective solar modules or provide financial remuneration in the future. For example, our solar modules, including our Series 4 modules and Series 6 modules, could suffer various failure modes, including breakage, delamination, corrosion, or performance degradation in excess of expectations, and our manufacturing operations or supply chain could be subject to materials or process variations that could cause affected modules to fail or underperform compared to our expectations. These risks could be amplified as we implement design and process changes in connection with our efforts to improve our products and accelerate module wattage as part of our long-term strategic plans and as we transition to Series 6 module manufacturing. In addition, if we increase the number of installations in extreme climates, we may experience increased failure rates due to deployment into such field conditions. Any widespread product failures may damage our market reputation, cause our net sales to decline, require us to repair or replace the defective modules or provide financial remuneration, and result in us taking voluntary remedial measures beyond those required by our standard warranty terms to enhance customer satisfaction, which could have a material adverse effect on our operating results.

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

For PV solar power systems constructed for customers, we typically provide limited warranties for defects in engineering design, installation, and BoS part workmanship for a period of one to two years following the substantial completion of a system or a block within the system. In resolving claims under such BoS warranties, we have the option of remedying the defect through repair or replacement. As with our modules, these warranties are based on a variety of quality and life tests that enable predictions of durability and future performance. Any failures in BoS equipment or system construction beyond our expectations may also adversely impact our reputation, financial position, operating results, and cash flows.

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

We need to continue to invest significant financial resources in R&D to continue to improve our module conversion efficiencies, lower the LCOE of our PV solar power systems, and otherwise keep pace with technological advances in the solar industry. However, R&D activities are inherently uncertain, and we could encounter practical difficulties in commercializing our research results. We seek to continuously improve our products and processes, including, for example, certain planned improvements to our Series 6 module manufacturing capabilities, and the resulting changes carry potential risks in the form of delays, performance, additional costs, or other unintended contingencies. In addition, our significant expenditures for R&D may not produce corresponding benefits. Other companies are developing a variety of competing PV technologies, including advanced multi-crystalline silicon cells, PERC or advanced p-type crystalline silicon cells, high-efficiency n-type crystalline silicon cells, bifacial solar modules, copper indium gallium diselenide thin films, amorphous silicon thin films, and new emerging technologies such as hybrid perovskites, which could produce solar modules or systems that prove more cost-effective or have better performance than our solar modules or systems.

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

As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted investments, and an estimated solar module life of 25 years less amounts already funded in prior years. We estimate the cost of our collection and recycling obligations based on the present value of the expected probability-weighted future cost of collecting and recycling the solar modules, which includes estimates for the cost of packaging materials; the cost of freight from the solar module installation sites to a recycling center; material, labor, and capital costs; the scale of recycling centers; and an estimated third-party profit margin and return on risk for collection and recycling services. We base these estimates on (i) our experience collecting and recycling our solar modules, (ii) the expected timing of when our solar modules will be returned for recycling, and (iii) the expected economic factors at the time the solar modules will be collected and recycled. If our estimates prove incorrect, we could be required to accrue additional expenses and could also face a significant unplanned cash burden at the time we realize our estimates are incorrect or end users return their modules, which could adversely affect our operating results. In addition, participating end users can return their modules covered under the collection and recycling program at any time. As a result, we could be required to collect and recycle covered CdTe solar modules earlier than we expect.

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

The development and construction of solar energy generation facilities and other energy infrastructure projects involve numerous risks. We may be required to spend significant sums for land and interconnection rights, preliminary engineering, permitting, legal services, and other expenses before we can determine whether a project is feasible, economically attractive, or capable of being built. Success in developing a particular project is contingent upon, among other things:

•	obtaining financeable land rights, including land rights for the project site, transmission lines, and environmental mitigation;

•	entering into financeable arrangements for the purchase of the electrical output, capacity, ancillary services, and renewable energy attributes generated by the project;

•	receipt from governmental agencies of required environmental, land-use, and construction and operation permits and approvals;

•	receipt of tribal government approvals for projects on tribal land;

•
receipt of governmental approvals related to the presence of any protected or endangered species or habitats, migratory birds, wetlands or other jurisdictional water resources, and/or cultural resources;

•	negotiation of development agreements, public benefit agreements, and other agreements to compensate local governments for project impacts;

•	negotiation of state and local tax abatement and incentive agreements;

•	receipt of rights to interconnect the project to the electric grid or to transmit energy;

•	negotiation of satisfactory EPC agreements;

•	securing necessary rights of way for access and transmission lines;

•	securing necessary water rights for project construction and operation;

•	securing appropriate title coverage, including coverage for mineral rights, mechanics’ liens, etc.;

•	obtaining financing, including debt, equity, and funds associated with the monetization of tax credits and other tax benefits;

•	payment of PPA, interconnection, and other deposits (some of which are non-refundable);

•	providing required payment and performance security for the development of the project, such as through the provision of letters of credit; and

•	timely implementation and satisfactory completion of construction.

Successful completion of a particular project may be adversely affected, delayed and/or rendered infeasible by numerous factors, including:

•	delays in obtaining and maintaining required governmental permits and approvals, including appeals of approvals obtained;

•	potential permit and litigation challenges from project stakeholders, including local residents, environmental organizations, labor organizations, tribes, and others who may oppose the project;

•	in connection with any such permit and litigation challenges, grants of injunctive relief to stop development and/or construction of a project;

•	discovery of unknown impacts to protected or endangered species or habitats, migratory birds, wetlands or other jurisdictional water resources, and/or cultural resources at project sites;

•	discovery of unknown title defects;

•	discovery of unknown environmental conditions;

•	unforeseen engineering problems;

•	construction delays and contractor performance shortfalls;

•	work stoppages;

•	cost over-runs;

•	labor, equipment, and material supply shortages, failures, or disruptions;

•	cost or schedule impacts arising from changes in federal, state, or local land-use or regulatory policies;

•	changes in electric utility procurement practices;

•	risks arising from potential transmission grid congestion, limited transmission capacity, and grid reliability constraints;

•	project delays that could adversely impact our ability to maintain interconnection rights;

•
additional complexities when conducting project development or construction activities in foreign jurisdictions (either on a stand-alone basis or in collaboration with local business partners), including operating in accordance with the U.S. Foreign Corrupt Practices Act (the “FCPA”) and applicable local laws and customs;

•	unfavorable tax treatment or adverse changes to tax policy;

•	adverse weather conditions;

•	water shortages;

•	adverse environmental and geological conditions;

•	force majeure and other events out of our control;

•	climate change; and

•	change in law risks.

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

The significant decline in PV solar module prices over the last several years continues to create a challenging environment for module manufacturers, but it has also helped drive demand for solar electricity worldwide. Aided by such lower module prices, our customers and potential customers have in many cases been willing and able to bid aggressively for new projects and PPAs, using low cost assumptions for modules, BoS parts, installation, maintenance, and other costs as the basis for such bids. Relatively low barriers to entry for solar project developers, including those we compete with, have led to, depending on the market and other factors, intense competition at the system level, which may result in an environment in which system-level pricing falls rapidly, thereby further increasing demand for solar energy solutions but constraining the ability for project developers, and diversified companies such as First Solar to sustain meaningful and consistent profitability. Accordingly, while we believe our system offerings and experience are positively differentiated in many cases from that of our competitors, we may fail to correctly identify our competitive position, we may be unable to develop or maintain a sufficient magnitude of new system projects worldwide at economically attractive rates of return, and we may not otherwise be able to achieve meaningful profitability under our long-term strategic plans.

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

Additionally, depending on the geographic area, certain potential customers may still be in the process of educating themselves about the points of differentiation among various available providers of PV solar energy solutions, including a company’s proven overall experience and bankability, system design and optimization expertise, grid interconnection and stabilization expertise, and proven O&M capabilities. If we are unable over time to meaningfully differentiate our offerings at scale, or if available competitive pricing is prioritized over the value we believe is added through our system offerings and experience, from the viewpoint of our potential customer base, our business, financial condition, and results of operations could be adversely affected.

Following an evaluation of the long-term sustainable cost structure, competitiveness, and risk-adjusted returns of our U.S. project development business, we have determined it is in the best interest of our stockholders to explore options for this business line. See Item 1. “Business – Business Segments – Systems Business – Project Development” for additional information.

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

Even if we are able to obtain PPAs favorable to us, the ability of our off-take counterparties to fulfill their contractual obligations to us depends, in part, on their creditworthiness. These counterparties, such as our investor-owned utility counterparties in the state of California, which may have liability for damages associated with California’s recent wildfires, could suffer a deterioration of their creditworthiness or become, and in one case has become, subject to bankruptcy, insolvency, or liquidation proceedings or otherwise. For example, in January 2019, PG&E Corporation and Pacific Gas and Electric Company filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code in the U.S. Bankruptcy Court for the Northern District of California. If one or more of our counterparties becomes subject to bankruptcy, insolvency, or liquidation proceedings, or if the creditworthiness of any counterparty deteriorates, we could experience an underpayment or nonpayment under PPA agreements and our ability to attract debt or equity financing for our projects could be impaired.

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

The construction of large utility-scale solar power projects in many cases requires project financing, including non-recourse project specific debt financing in the bank loan market and institutional debt capital markets. Uncertainties exist as to whether our planned projects will be able to access the debt markets in a magnitude sufficient to finance their construction. If we, or purchasers of our projects, are unable to arrange such financing or if it is only available on unfavorable terms, we may be unable to fully execute our systems business plans. In addition, we generally expect to sell interests in our projects by raising project equity capital from tax-oriented, strategic industry, and other equity investors. Such equity sources may not be available or may only be available in insufficient amounts or on unfavorable terms, in which case our ability to sell interests in our projects may be delayed or limited, and our business, financial condition, and results of operations may be adversely affected. Uncertainty in or adverse changes to tax policy or tax law, including the amount of ITC or accelerated depreciation, and any limitations on the value or availability to potential investors of tax incentives that benefit solar energy projects such as the ITC and accelerated depreciation deductions, as well as the reduction of the U.S. corporate income tax rate to 21% under the Tax Act (which could reduce the value of these tax related incentives) may reduce project values or negatively affect our ability to timely secure equity investment for our projects.

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

Inaccurate estimates of costs under fixed-price EPC agreements in which we are acting as the general contractor for our customers in connection with the construction and installation of their PV solar power systems could adversely affect our business and results of operations.

We have entered into fixed-price EPC contracts in which we act as the general contractor for our customers in connection with the installation of their PV solar power systems. All essential costs are estimated at the time of entering into the EPC contract for a particular project, and these are reflected in the overall fixed-price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the subcontractors, suppliers, and other parties to the project. In addition, we require qualified, licensed subcontractors to install many of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should actual results prove different from our estimates (including those due to unexpected increases in inflation, commodity prices, or labor costs) or we experience delays in execution and we are unable to commensurately increase the EPC sales price, we may not achieve our expected margins or we may be required to record a loss in the relevant period.

We may be subject to unforeseen costs, liabilities, or obligations when providing O&M services. In addition, certain of our O&M agreements include provisions permitting the counterparty to terminate the agreement without cause.

We may provide ongoing O&M services to system owners under separate service agreements, pursuant to which we generally perform standard activities associated with operating a PV solar power system, including 24/7 monitoring and control, compliance activities, energy forecasting, and scheduled and unscheduled maintenance. Our costs to perform these services are estimated at the time of entering into the O&M agreement for a particular project, and these are reflected in the price we charge our customers, including certain agreements which feature fixed pricing. Should our estimates of O&M costs prove inaccurate (including any unexpected serial defects, unavailability of parts, or increases in inflation, labor, or BoS costs), our growth strategy and results of operations could be adversely affected. Because of the potentially long-term nature of these O&M agreements, the adverse impacts on our results of operations could be significant, up to our limitation of liability capped under the terms of the agreements. In addition, certain of our O&M agreements include provisions permitting the counterparty to terminate the agreement without cause or for convenience. The exercise of such termination rights, or the use of such rights as leverage to re-negotiate terms and conditions of an O&M agreement, including pricing terms, could adversely impact our results of operations. We may also be subject to substantial costs in the event we do not achieve certain thresholds under the effective availability guarantees included in our O&M agreements.

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

The FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities, and others (e.g., the FCPA and the U.K. Bribery Act) extend their application to activities outside their country of origin. Our policies mandate compliance with all applicable anti-bribery laws. We currently operate in, and may further expand into, key parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our operations in certain jurisdictions, including China, India, South America, and the Middle East, require substantial government contact, either directly by us or through intermediaries over whom we have less direct control, such as subcontractors, agents, and partners (such as joint venture partners), where norms can differ from U.S. standards. Although we have implemented policies, procedures, and, in certain cases, contractual arrangements designed to facilitate compliance with these anti-bribery laws, our officers, directors, associates, subcontractors, agents, and partners may take actions in violation of our policies, procedures, contractual arrangements, and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us and such persons to criminal and/or civil penalties or other sanctions potentially by government prosecutors from more than one country, which could have a material adverse effect on our business, financial condition, cash flows, and reputation.

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

Our solar modules contain CdTe and other semiconductor materials. Elemental cadmium and certain of its compounds are regulated as hazardous materials due to the adverse health effects that may arise from human exposure. Based on existing research, the risks of exposure to CdTe are not believed to be as serious as those relating to exposure to elemental cadmium. In our manufacturing operations, we maintain engineering controls to minimize our associates’ exposure to cadmium or cadmium compounds and require our associates who handle cadmium compounds to follow certain safety procedures, including the use of personal protective equipment such as respirators, chemical goggles, and protective clothing. Relevant studies and third-party peer reviews of our technology have concluded that the risk of exposure to cadmium or cadmium compounds from our end-products is negligible. In addition, the risk of exposure is further minimized by the encapsulated nature of these materials in our products, the physical properties of cadmium compounds used in our products, and the recycling or responsible disposal of our modules. While we believe that these factors and procedures are sufficient to protect our associates, end users, and the general public from adverse health effects that may arise from cadmium exposure, we cannot ensure that human or environmental exposure to cadmium or cadmium compounds used in our products will not occur. Any such exposure could result in future third-party claims against us, damage to our reputation, and heightened regulatory scrutiny, which could limit or impair our ability to sell and distribute our products. The occurrence of future events such as these could have a material adverse effect on our business, financial condition, and results of operations.

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

From time to time, we are subject to legal claims, with and without merit, that may be costly and which may divert the attention of our management and our resources in general. In addition, our projects may be subject to litigation or other adverse proceedings that may adversely impact our ability to proceed with construction or sell a given project. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. Even if we are able to estimate losses related to these actions, the ultimate amount of loss may be materially higher than our estimates. Certain of these lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of one or more of these lawsuits, or any future lawsuits, may result in a significant monetary judgment or award against us or a significant monetary payment by us, and could have a material adverse effect on our business, financial condition, or results of operations. Even if these lawsuits, or any future lawsuits, are not resolved against us, the costs of defending such lawsuits and of any settlement may be significant. These costs may exceed the dollar limits of our insurance policies or may not be covered at all by our insurance policies. Because the price of our common stock has been, and may continue to be, volatile, we can provide no assurance that additional securities or other litigation will not be filed against us in the future. See Note 14. “Commitments and Contingencies – Legal Proceedings” to our consolidated financial statements for more information on our legal proceedings, including our securities class action and derivative actions.

We may not realize the anticipated benefits of past or future business combinations or acquisition transactions, and integration of business combinations may disrupt our business and management.

We have made several acquisitions in prior years and in the future we may acquire additional companies, project pipelines, products, equity interests, or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of such business combinations or acquisitions, and each transaction has numerous risks, which may include the following:

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

Although our reporting currency is the U.S. dollar, we conduct certain business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation and transaction risk. For example, certain of our net sales in 2019 were denominated in foreign currencies, such as Australian dollar and Euro, and we expect to continue to have net sales denominated in foreign currencies in the future. Joint ventures or other business arrangements with strategic partners outside the United States have involved, and in the future may involve, significant investments denominated in local currencies. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our results of operations and result in exchange gains or losses. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations.

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

Our largest stockholder, Lukas T. Walton (the “Significant Stockholder”), owned approximately 21% of our outstanding common stock as of December 31, 2019. As a result, the Significant Stockholder has substantial influence over all matters requiring stockholder approval, including the election of our directors and the approval of significant corporate transactions such as mergers, tender offers, and the sale of all or substantially all of our assets. The interests of the Significant Stockholder could conflict with or differ from interests of other stockholders. For example, the concentration of ownership held by the Significant Stockholder could delay, defer, or prevent a change of control of our company or impede a merger, takeover, or other business combination, which other stockholders may view favorably.

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

In the United States, these include rules and regulations promulgated or pending under the authority of federal agencies, state attorneys general, legislatures, and consumer protection agencies. Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we, relevant suppliers, and customers must comply. For example, the General Data Protection Regulation, a broad-based data privacy regime enacted by the European Parliament, which became effective in May 2018, imposes new requirements on how we collect, process, transfer, and store personal data, and also imposes additional obligations, potential penalties, and risk upon our business. Additionally, the California Consumer Privacy Act, which becomes effective in January 2020, imposes similar data privacy requirements. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Although we have implemented policies, procedures, and, in certain cases, contractual arrangements designed to facilitate compliance with applicable privacy and data security laws and standards, any inability or perceived inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional fines, costs, and liabilities to us, damage our reputation, inhibit sales, and adversely affect our business.

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

Under our Revolving Credit Facility and certain of our project financing arrangements, we are also subject to certain financial covenants. Our ability to comply with covenants under our credit agreements is dependent on our future performance or the performance of specifically financed projects, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. In addition, our failure to comply with these covenants could result in a default under these agreements and any of our other future debt agreements, which if not cured or waived, could permit the holders thereof to accelerate such debt and could cause cross-defaults under our other facility agreements and the possible acceleration of debt under such agreements, as well as cross-defaults under certain of our key project and operational agreements and could also result in requirements to post additional security instruments to secure future obligations. In addition, certain events that occur within the Company, or in the industry or the economy as a whole, may constitute material adverse effects under these agreements. If it is determined that a material adverse effect has occurred, the lenders can, under certain circumstances, restrict future borrowings or accelerate the due date of outstanding amounts. If any of our debt is accelerated, we may experience cross-defaults under our other debt or operational agreements, which could materially and adversely affect our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2019, our principal properties consisted of the following:

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

Item 3. Legal Proceedings

See Note 14. “Commitments and Contingencies – Legal Proceedings” to our consolidated financial statements for information regarding legal proceedings and related matters.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The Nasdaq Stock Market LLC under the symbol FSLR.

Holders

As of February 14, 2020, there were 46 record holders of our common stock, which does not reflect beneficial owners of our shares.

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

Stock Price Performance Graph

The following graph compares the five-year cumulative total return on our common stock relative to the cumulative total returns of the S&P 500 Index and the Invesco Solar ETF, which represents a peer group of solar companies. For purposes of the graph, an investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, the S&P 500 Index, and the Invesco Solar ETF on December 31, 2014, and its relative performance is tracked through December 31, 2019. This graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing. The stock price performance shown in the graph represents past performance and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among First Solar, the S&P 500 Index,
and the Invesco Solar ETF

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/14
12/15
12/16
12/17
12/18
12/19
First Solar, Inc.
S&P 500
Invesco Solar ETF

——————————

*	$100 invested on December 31, 2014 in stock or index, including reinvestment of dividends. Index calculated on a month-end basis.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliate Purchases

None.

Item 6. Selected Financial Data

The following tables set forth our selected financial data for the periods and at the dates indicated. The selected financial data from the consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2019, 2018, and 2017 and the selected financial data from the consolidated balance sheets as of December 31, 2019 and 2018 have been derived from the audited consolidated financial statements included in this Annual Report on Form 10-K. The selected financial data from the consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2016 and 2015 and the selected financial data from the consolidated balance sheets as of December 31, 2017, 2016, and 2015 have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The information presented below should also be read in conjunction with our consolidated financial statements and the related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Net sales	$3,063,117	$2,244,044	$2,941,324	$2,904,563	$4,112,650
Gross profit	549,212	392,177	548,947	638,418	1,132,762
Operating (loss) income	(161,785)	40,113	177,851	(568,151)	730,159
Net (loss) income	(114,933)	144,326	(165,615)	(416,112)	593,406
Net (loss) income per share:
Basic	$(1.09)	$1.38	$(1.59)	$(4.05)	$5.88
Diluted	$(1.09)	$1.36	$(1.59)	$(4.05)	$5.83
Cash dividends declared per common share	$—	$—	$—	$—	$—

Net cash provided by (used in) operating activities	$174,201	$(326,809)	$1,340,677	$206,753	$(325,209)
Net cash (used in) provided by investing activities	(362,298)	(682,714)	(626,802)	144,520	(156,177)
Net cash provided by (used in) financing activities	74,943	255,228	192,045	(136,393)	101,207

	December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Cash and cash equivalents	$1,352,741	$1,403,562	$2,268,534	$1,347,155	$1,126,826
Marketable securities	811,506	1,143,704	720,379	607,991	703,454
Total assets	7,515,689	7,121,362	6,864,501	6,824,368	7,360,392
Total long-term debt	471,697	466,791	393,540	188,388	289,415
Total liabilities	2,418,922	1,908,959	1,765,804	1,606,019	1,741,996
Total stockholders’ equity	5,096,767	5,212,403	5,098,697	5,218,349	5,618,396

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions as described under the “Note Regarding Forward-Looking Statements” that appears earlier in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under Item 1A. “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. This discussion and analysis does not address certain items in respect of the year ended December 31, 2017 in reliance on amendments to disclosure requirements adopted by the SEC in 2019. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 for comparative discussions of our results of operations and liquidity and capital resources for the years ended December 31, 2018 and 2017.

Executive Overview

We are a leading global provider of comprehensive PV solar energy solutions. We design, manufacture, and sell PV solar modules with an advanced thin film semiconductor technology and also develop and sell PV solar power systems that primarily use the modules we manufacture. Additionally, we provide O&M services to system owners. We have substantial, ongoing R&D efforts focused on various technology innovations. We are the world’s largest thin film PV solar module manufacturer and one of the world’s largest PV solar module manufacturers.

Certain of our financial results and other key operational developments for the year ended December 31, 2019 include the following:

•
Net sales for 2019 increased by 36% to $3.1 billion compared to $2.2 billion in 2018. The increase in net sales was primarily attributable to an increase in third-party module sales, the sale of the Sun Streams, Sunshine Valley, and Beryl projects, and ongoing construction activities at the Phoebe and GA Solar 4 projects, partially offset by the sale of the Mashiko and certain Indian projects in 2018 and the completion of substantially all construction activities at the California Flats, Willow Springs, and various other projects in Florida in late 2018 and early 2019.

•
Gross profit increased 0.4 percentage points to 17.9% during 2019 from 17.5% during 2018 primarily as a result of higher gross profit on third-party module sales, improved utilization of our manufacturing facilities, and a reduction to our product warranty liability due to revised module return rates, partially offset by the mix of lower gross profit projects sold or under construction during the period and the settlement of a tax examination with the state of California in 2018, which affected our estimates of sales and use taxes due for certain projects.

•
During 2019, we commenced commercial production of Series 6 modules at our second manufacturing facility in Ho Chi Minh City, Vietnam and our manufacturing facility in Lake Township, Ohio, bringing our total installed Series 6 nameplate production capacity across all our facilities to 5.5 GWDC. We produced 5.7 GWDC of Series 4 and Series 6 modules during 2019, which represented a 111% increase from 2018. The increase in production was primarily driven by the incremental Series 6 production capacity added at our manufacturing facilities as described above. We expect to produce approximately 5.7 GWDC of solar modules during 2020, substantially all of which will be Series 6 modules.

•
In September 2019, we announced our transition from an internal EPC service model in the United States to an external model, in which we expect to leverage the capabilities of third-party EPC services in providing power plant solutions to our systems segment customers. This transition is not expected to affect any projects currently under construction. The shift to an external EPC service model in the United States aligns with our typical model in international markets and is facilitated, in part, by our Series 6 module technology and its improved BoS compatibility. See Note 21. “Segment and Geographical Information” to our consolidated financial statements for more information on our operating segments.

•
Following an evaluation of the long-term sustainable cost structure, competitiveness, and risk-adjusted returns of our U.S. project development business, we have determined it is in the best interest of our stockholders to explore options for this business line. This exploration may result in, among other possibilities, a partnership with a third party who possesses complimentary competencies or a sale of all or a portion of our U.S. project development business. This exploration of options for our U.S. project development business is not subject to any definitive timetable and there can be no assurances that this process will result in any transaction.

•
In January 2020, we entered into a Memorandum of Understanding (“MOU”) to settle a class action lawsuit filed in 2012 in the United States District Court for the District of Arizona (hereafter “Arizona District Court”) against the Company and certain of our current and former officers and directors. Pursuant to the MOU, we agreed to pay a total of $350 million to settle the claims brought on behalf of all persons who purchased or otherwise acquired the Company’s shares during a specified period, in exchange for mutual releases and a dismissal with prejudice of the complaint upon court approval of the settlement. The proposed settlement contains no admission of liability, wrongdoing, or responsibility by any of the parties.

Market Overview

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. In particular, module average selling prices in many global markets have declined in recent years and are expected to continue to decline to some degree in the future. In the aggregate, we believe manufacturers of solar cells and modules have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. We believe the solar industry may from time to time experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will continue to put pressure on pricing. Additionally, intense competition at the system level may result in an environment in which pricing falls rapidly, thereby further increasing demand for solar energy solutions but constraining the ability for project developers, and diversified module manufacturers to sustain meaningful and consistent profitability. In light of such market realities, we are focusing on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process, our diversified capabilities, our financial viability, and the sustainability advantage of our modules and systems.

Global solar markets continue to expand and develop, in part aided by demand elasticity resulting from declining industry average selling prices, both at the module and system levels, which have promoted the widespread adoption of solar energy. As a result of such market opportunities, we are expanding our manufacturing capacity while also developing and operating multiple solar projects around the world as we execute on our advanced-stage utility-scale project pipeline. We also continue to develop our early-to-mid-stage project pipeline and evaluate acquisitions of projects to further expand both our early-to-mid-stage and advanced-stage pipelines. See the tables under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Systems Project Pipeline” for additional information about projects within our advanced-stage pipeline. Although we expect a meaningful portion of our future consolidated net sales, operating income, and cash flows to be derived from such projects, we expect third-party module sales to have a more significant impact on our operating results as we continue to expand our manufacturing capacity and leverage the benefits of our Series 6 module technology.

Lower industry module and system pricing is expected to continue to contribute to diversification in global electricity generation and further demand for solar energy solutions as such solutions compete economically with traditional forms of energy generation. Over time, however, declining average selling prices may adversely affect our results of operations to the extent we have not already entered into contracts for future module or system sales. If competitors reduce pricing to levels below their costs; bid aggressively low prices for module sale agreements or PPAs; or are able to operate at minimal or negative operating margins for sustained periods of time, our results of operations could be further adversely affected. In certain markets in California and elsewhere, an oversupply imbalance at the grid level may reduce short-

to-medium term demand for new solar installations relative to prior years, lower PPA pricing, and lower margins on module and system sales to such markets. However, we believe the effects of such imbalance can be mitigated by modern solar power plants that offer a flexible operating profile, thereby promoting greater grid stability and enabling a higher penetration of solar energy. We continue to address these uncertainties, in part, by executing on our module technology improvements, continuing the development of key markets, partnering with grid operators and utility companies, and implementing certain other cost reduction initiatives.

We face intense competition from manufacturers of crystalline silicon solar modules and developers of solar power projects. Solar module manufacturers compete with one another on price and on several module value attributes, including wattage (or conversion efficiency), energy yield, and reliability, and developers of systems compete on various factors such as net present value, return on equity, and LCOE. Many crystalline silicon cell and wafer manufacturers continue to transition from lower efficiency BSF multi-crystalline cells (the legacy technology against which we have generally competed in our markets) to higher efficiency PERC mono-crystalline cells at competitive cost structures. Additionally, while conventional solar modules, including the solar modules we produce, are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, certain manufacturers of mono-crystalline PERC modules are promoting bifacial modules that also capture diffuse irradiance on the back side of a module. The cost effective manufacture of bifacial PERC modules has been enabled, in part, by the expansion of inexpensive crystal growth and diamond wire saw capacity in China. Bifaciality compromises nameplate efficiency, but by converting both front and rear side irradiance, such technology may improve the overall energy production of a module relative to nameplate efficiency when applied in certain applications, which, after considering the incremental BoS and other costs, could potentially lower the overall LCOE of a system when compared to systems using conventional solar modules, including the modules we produce.

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

In terms of energy yield, in many climates our CdTe solar modules provide an energy production advantage over most monofacial crystalline silicon solar modules of equivalent efficiency rating. For example, our CdTe solar modules provide a superior temperature coefficient, which results in stronger system performance in typical high insolation climates as the majority of a system’s generation, on average, occurs when module temperatures are well above 25°C (standard test conditions). In addition, our CdTe solar modules provide a superior spectral response in humid environments where atmospheric moisture alters the solar spectrum relative to laboratory standards. Our CdTe solar modules also provide a better shading response than conventional crystalline silicon solar modules, which may lose up to three times as much power as CdTe solar modules when shading occurs. As a result of these and other factors, our PV solar modules typically produce more annual energy in real world field conditions than conventional modules with the same nameplate capacity.

While our modules and systems are generally competitive in cost, reliability, and performance attributes, there can be no guarantee such competitiveness will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in additional margin compression, further declines in the average selling prices of our modules and systems, erosion in our market share for modules and systems, and/or declines in overall net sales. We continue to focus on enhancing the competitiveness of our solar modules and systems by accelerating progress along our module technology and cost reduction roadmaps.

Certain Trends and Uncertainties

We believe that our operations may be favorably or unfavorably impacted by the following trends and uncertainties that may affect our financial condition and results of operations. See Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K for discussions of other risks that may affect our business, financial condition, results of operations, and cash flows.

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

This focus on our core module and utility-scale offerings exists within a current market environment that includes rooftop and distributed generation solar, particularly in the United States. While it is unclear how rooftop and distributed generation solar might impact our core utility-scale based offerings over the next several years, we believe that utility-scale solar will continue to be a compelling offering for companies with technology and cost leadership and will continue to represent an increasing portion of the overall electricity generation mix. However, our module offerings in certain international markets may be driven, in part, by future demand for rooftop and distributed generation solar solutions.

Our ability to provide utility-scale offerings on economically attractive terms depends, in part, on market factors outside our control, such as interest rate fluctuations, domestic or international trade policies, and government support programs. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for such systems and limit the number of potential buyers.

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

On occasion, we may temporarily own and operate certain systems with the intention to sell them at a later date. We may also enter into business arrangements with strategic partners that result in us temporarily retaining an ownership interest in the underlying systems projects we develop, supply modules to, or construct, potentially for a period of up to several years. In these situations, we may retain such ownership interests in a consolidated or unconsolidated separate entity. We may also elect to construct and temporarily retain ownership interests in partially contracted or uncontracted systems for which there is a partial or no PPA with an off-taker, such as a utility, but rather an intent to sell some portion of the electricity produced by the system on an open contract basis until the system is sold. Expected revenue from projects without a PPA for the full off-take of the system is subject to greater variability and uncertainty based on market factors and is typically lower than projects with a PPA for the full off-take of the system. Furthermore, all system pricing is effected by the pricing of energy to be sold on an open contract basis following the termination of the PPA (i.e., merchant pricing curves), and changes in market assumptions regarding future open contract sales may also result in significant variability and uncertainty in the value of our systems projects.

We continually evaluate forecasted global demand, competition, and our addressable market and seek to effectively balance manufacturing capacity with market demand and the nature and extent of our competition. During 2019, we commenced commercial production of Series 6 modules at our second manufacturing facility in Ho Chi Minh City, Vietnam and our manufacturing facility in Lake Township, Ohio, a short distance from our plant in Perrysburg, Ohio. These additional manufacturing plants, and any other potential investments to add or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors,” including those described under the headings “Our future success depends on our ability to effectively balance manufacturing production with market demand, convert existing production facilities to support new product lines, decrease our manufacturing cost per watt, and, when necessary, continue to build new manufacturing plants over time in response to market demand, all of which are subject to risks and uncertainties” and “If any future production lines are not built in line with committed schedules, it may adversely affect our future growth plans. If any future production lines do not achieve operating metrics similar to our existing production lines, our solar modules could perform below expectations and cause us to lose customers.”

Systems Project Pipeline

The following tables summarize, as of February 20, 2020, our approximately 1.3 GWAC advanced-stage project pipeline. The actual volume of modules installed in our projects will be greater than the project size in MWAC as module volumes required for a project are based upon MWDC, which will be greater than the MWAC size pursuant to a DC-AC ratio typically ranging from 1.1 to 1.4. Such ratio varies across different projects due to many factors, including PPA pricing and the location, design, and costs of the system. Projects are typically removed from our advanced-stage project pipeline tables below once we substantially complete construction of the project and after substantially all of the associated project revenue is recognized. A project, or a portion of a project, may also be removed from the tables below in the event a project is not able to be sold due to the changing economics of the project or other factors or we decide to temporarily own and operate, or retain interests in, a project based on strategic opportunities or market factors.

As part of our transition to an external EPC service model in the United States, we no longer expect to provide EPC services for the customer developed 51 MWAC Troy Solar project for which construction had not commenced.

Accordingly, we removed such project from the tables below as our arrangement with the customer now represents a third-party module sale.

Projects under Sales Agreements

The following table includes uncompleted sold projects, projects under sales contracts subject to conditions precedent, and EPC agreements:

Project/Location	Project Size in MWAC	PPA Contracted Partner	Customer	Expected Year Revenue Recognition Will Be Completed	% of Revenue Recognized as of December 31, 2019
GA Solar 4, Georgia	200	Georgia Power Company	Origis Energy USA	2020	67%
Sun Streams, Arizona	150	SCE	(1)	2020	94%
Sunshine Valley, Nevada	100	SCE	(1)	2020	96%
Seabrook, South Carolina	72	South Carolina Electric and Gas Company	Dominion Energy	2020	94%
Japan (multiple locations)	52	TEPCO Energy	(2)	2020	—%
Windhub A, California	20	SCE	(1)	2020	96%
Total	594

Projects with Executed PPAs Not under Sales Agreements

Project/Location	Project Size in MWAC	PPA Contracted Partner	Fully Permitted	Expected or Actual Substantial Completion Year	% Complete as of December 31, 2019
Sun Streams 2, Arizona	150	Microsoft Corporation	Yes	2020/2021	10%
Luz del Norte, Chile	141	(3)	Yes	2016	100%
American Kings Solar, California	123	SCE	Yes	2020	27%
Sun Streams PVS, Arizona	65	APS	No	2022	3%
Ishikawa, Japan	59	Hokuriku Electric Power Company	Yes	2018	100%
Japan (multiple locations)	55	(4)	Yes	2021/2022	17%
Miyagi, Japan	40	Tohoku Electric Power Company	Yes	2021	42%
India (multiple locations)	40	(5)	Yes	2017	100%
Total	673
——————————

(1)	EDP Renewables and ConnectGen

(2)	Contracted but not specified

(3)	Approximately 70 MWAC of the plant’s capacity is contracted under various PPAs

(4)	Chubu Electric Power Company – 38 MWAC and Hokuriku Electric Power Company – 17 MWAC

(5)	Gulbarga Electricity Supply Co. – 20 MWAC and Chamundeshwari Electricity Supply Co. – 20 MWAC

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.1%	82.5%	81.3%
Gross profit	17.9%	17.5%	18.7%
Selling, general and administrative	6.7%	7.9%	6.9%
Research and development	3.2%	3.8%	3.0%
Production start-up	1.5%	4.0%	1.4%
Litigation loss	11.9%	—%	—%
Restructuring and asset impairments	—%	—%	1.3%
Operating (loss) income	(5.3)%	1.8%	6.0%
Foreign currency income (loss), net	0.1%	—%	(0.3)%
Interest income	1.6%	2.7%	1.2%
Interest expense, net	(0.9)%	(1.2)%	(0.9)%
Other income, net	0.6%	1.8%	0.8%
Income tax benefit (expense)	0.2%	(0.2)%	(12.6)%
Equity in earnings, net of tax	—%	1.5%	0.1%
Net (loss) income	(3.8)%	6.4%	(5.6)%

Segment Overview

We operate our business in two segments. Our modules segment involves the design, manufacture, and sale of CdTe solar modules to third parties, and our systems segment includes the development, construction, operation, maintenance, and sale of PV solar power systems, including any modules installed in such systems and any revenue from energy generated by such systems.

Net sales

Modules Business

We generally price and sell our solar modules on a per watt basis. During 2019, Cypress Creek Renewables, Longroad Energy, and NextEra Energy each accounted for more than 10% of our modules business net sales, and the majority of our solar modules were sold to integrators and operators of systems in the United States and France. Substantially all of our modules business net sales during 2019 were denominated in U.S. dollars and Euro. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. The revenue recognition policies for module sales are further described in Note 2. “Summary of Significant Accounting Policies” to our consolidated financial statements.

Systems Business

During 2019, EDP Renewables, ConnectGen, and Innergex Renewable Energy each accounted for more than 10% of our systems business net sales, and the majority of our systems business net sales were in the United States and Australia. Substantially all of our systems business net sales during 2019 were denominated in U.S. dollars and Australian dollars. We typically recognize revenue for sales of solar power systems using cost based input methods, which result in revenue being recognized as work is performed based on the relationship between actual costs incurred compared to the total estimated costs for a given contract. We may also recognize revenue for the sale of a development project, which excludes EPC services, or for the sale of a completed system when we enter into the associated sales contract with the customer. The revenue recognition policies for our systems business are further described in Note 2. “Summary of Significant Accounting Policies” to our consolidated financial statements.

The following table shows net sales by reportable segment for the years ended December 31, 2019, 2018, and 2017:

	Years Ended			Change
(Dollars in thousands)	2019	2018	2017	2019 over 2018		2018 over 2017
Modules	$1,460,116	$502,001	$806,398	$958,115	191%	$(304,397)	(38)%
Systems	1,603,001	1,742,043	2,134,926	(139,042)	(8)%	(392,883)	(18)%
Net sales	$3,063,117	$2,244,044	$2,941,324	$819,073	36%	$(697,280)	(24)%

Net sales from our modules segment increased by $958.1 million in 2019 primarily due to a 180% increase in the volume of watts sold and a 4% increase in the average selling price per watt. Net sales from our systems segment decreased by $139.0 million in 2019 primarily as a result of the sale of the Mashiko and certain India projects in 2018 and the completion of substantially all construction activities at the California Flats, Willow Springs, and various other projects in Florida in late 2018 and early 2019, partially offset by the sale of the Sun Streams, Sunshine Valley, and Beryl projects and ongoing construction activities at the Phoebe and GA Solar 4 projects in 2019.

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

The following table shows cost of sales by reportable segment for the years ended December 31, 2019, 2018, and 2017:

	Years Ended			Change
(Dollars in thousands)	2019	2018	2017	2019 over 2018		2018 over 2017
Modules	$1,170,037	$552,468	$694,060	$617,569	112%	$(141,592)	(20)%
Systems	1,343,868	1,299,399	1,698,317	44,469	3%	(398,918)	(23)%
Cost of sales	$2,513,905	$1,851,867	$2,392,377	$662,038	36%	$(540,510)	(23)%
% of net sales	82.1%	82.5%	81.3%

Cost of sales increased $662.0 million, or 36%, and decreased 0.4 percentage points as a percent of net sales when comparing 2019 with 2018. The increase in cost of sales was driven by a $44.5 million increase in our systems segment cost of sales primarily due to the mix of lower gross profit projects sold or under construction during the period. The increase in cost of sales was also driven by a $617.6 million increase in our modules segment cost of sales primarily as a result of the following:

•	higher costs of $817.5 million from an increase in the volume of modules sold; and

•
a reduction in our module collection and recycling liability of $25.4 million in 2018 due to higher by-product credits for glass, lower capital costs, and adjustments to certain valuation assumptions; partially offset by

•	a reduction to our product warranty liability of $80.0 million due to revised module return rates;

•	lower under-utilization and certain other charges associated with the initial ramp of certain Series 6 manufacturing lines, which decreased cost of sales by $40.3 million; and

•	continued reductions in the cost per watt of our solar modules, which decreased cost of sales by $107.1 million.

Gross profit

Gross profit may be affected by numerous factors, including the selling prices of our modules and systems, our manufacturing costs, project development costs, BoS costs, the capacity utilization of our manufacturing facilities, and foreign exchange rates. Gross profit may also be affected by the mix of net sales from our modules and systems businesses.

The following table shows gross profit for the years ended December 31, 2019, 2018, and 2017:

	Years Ended			Change
(Dollars in thousands)	2019	2018	2017	2019 over 2018		2018 over 2017
Gross profit	$549,212	$392,177	$548,947	$157,035	40%	$(156,770)	(29)%
% of net sales	17.9%	17.5%	18.7%

Gross profit increased 0.4 percentage points to 17.9% during 2019 from 17.5% during 2018 primarily as a result of higher gross profit on third-party module sales, improved utilization of our manufacturing facilities, and the reduction to our product warranty liability described above, partially offset by the mix of lower gross profit projects sold or under construction during the period, the settlement of a tax examination with the state of California in 2018, which affected our estimates of sales and use taxes due for certain projects, and the reduction to our module collection and recycling liability in 2018 described above.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the years ended December 31, 2019, 2018, and 2017:

	Years Ended			Change
(Dollars in thousands)	2019	2018	2017	2019 over 2018		2018 over 2017
Selling, general and administrative	$205,471	$176,857	$202,699	$28,614	16%	$(25,842)	(13)%
% of net sales	6.7%	7.9%	6.9%

Selling, general and administrative expense in 2019 increased compared to 2018 primarily due to higher employee compensation expense, lower accretion expense in 2018 associated with the reduction in our module collection and recycling liability described above, and higher professional fees.

Research and development

Research and development expense consists primarily of salaries and other personnel-related costs; the cost of products, materials, and outside services used in our R&D activities; and depreciation and amortization expense associated with R&D specific facilities and equipment. We maintain a number of programs and activities to improve our technology and processes in order to enhance the performance and reduce the costs of our solar modules.

The following table shows research and development expense for the years ended December 31, 2019, 2018, and 2017:

	Years Ended			Change
(Dollars in thousands)	2019	2018	2017	2019 over 2018		2018 over 2017
Research and development	$96,611	$84,472	$88,573	$12,139	14%	$(4,101)	(5)%
% of net sales	3.2%	3.8%	3.0%

Research and development expense in 2019 increased compared to 2018 primarily due to increased material and module testing costs and higher employee compensation expense.

Production start-up

Production start-up expense consists primarily of employee compensation and other costs associated with operating a production line before it is qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase and applicable facility related costs. Costs related to equipment upgrades and implementation of manufacturing process improvements are also included in production start-up expense as well as costs related to the selection of a new site, related legal and regulatory costs, and costs to maintain our plant replication program to the extent we cannot capitalize these expenditures. In general, we expect production start-up expense per production line to be higher when we build an entirely new manufacturing facility compared with the addition or replacement of production lines at an existing manufacturing facility, primarily due to the additional infrastructure investment required when building an entirely new facility.

The following table shows production start-up expense for the years ended December 31, 2019, 2018, and 2017:

	Years Ended			Change
(Dollars in thousands)	2019	2018	2017	2019 over 2018		2018 over 2017
Production start-up	$45,915	$90,735	$42,643	$(44,820)	(49)%	$48,092	113%
% of net sales	1.5%	4.0%	1.4%

During 2019, we incurred production start-up expense at our new facility in Lake Township, Ohio. We also incurred production start-up expense at our second facility in Ho Chi Minh City, Vietnam in early 2019. During 2018, we incurred production start-up expense for the transition to Series 6 module manufacturing at our facilities in Kulim, Malaysia and Ho Chi Minh City, Vietnam. We also incurred production start-up expense for the transition to Series 6 module manufacturing at our facility in Perrysburg, Ohio in early 2018.

Litigation loss

The following table shows litigation loss for the years ended December 31, 2019, 2018, and 2017:

	Years Ended			Change
(Dollars in thousands)	2019	2018	2017	2019 over 2018		2018 over 2017
Litigation loss	$363,000	$—	$—	$363,000	100%	$—	—%
% of net sales	11.9%	—%	—%

In January 2020, we entered into an MOU to settle a class action lawsuit filed in 2012 in the United States District Court for the District of Arizona against the Company and certain of our current and former officers and directors.

Pursuant to the MOU, we agreed to pay a total of $350 million to settle the claims brought on behalf of all persons who purchased or otherwise acquired the Company’s shares during a specified period, in exchange for mutual releases and a dismissal with prejudice of the complaint upon court approval of the settlement. The proposed settlement contains no admission of liability, wrongdoing, or responsibility by any of the parties.

We are also party to a lawsuit filed in 2015 in the Arizona District Court by putative stockholders that opted out of the class action lawsuit described above. During 2019, we accrued $13 million of estimated losses for this action, which represents our best estimate of the lower bound of the costs to resolve this case. The ultimate amount of loss may be materially higher.

See Note 14. “Commitments and Contingencies” to our consolidated financial statements for additional information on these matters.

Restructuring and asset impairments

Restructuring and asset impairments consist of expenses incurred related to significant restructuring initiatives and includes any associated asset impairments, costs for employee termination benefits, costs for contract terminations and penalties, and other restructuring related costs.

The following table shows restructuring and asset impairments for the years ended December 31, 2019, 2018, and 2017:

	Years Ended			Change
(Dollars in thousands)	2019	2018	2017	2019 over 2018		2018 over 2017
Restructuring and asset impairments	$—	$—	$37,181	$—	—%	$(37,181)	(100)%
% of net sales	—%	—%	1.3%

In November 2016, our board of directors approved a set of initiatives intended to accelerate our transition to Series 6 module manufacturing and restructure our operations. As part of these actions, we recorded restructuring and asset impairment charges of $41.8 million during 2017. In 2017, we also reversed a customs tax liability associated with a prior restructuring activity, which reduced our restructuring charges by $4.7 million during the period. See Note 4. “Restructuring and Asset Impairments” to our consolidated financial statements for additional information on these matters.

Foreign currency income (loss), net

Foreign currency income (loss), net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency income (loss), net for the years ended December 31, 2019, 2018, and 2017:

	Years Ended			Change
(Dollars in thousands)	2019	2018	2017	2019 over 2018		2018 over 2017
Foreign currency income (loss), net	$2,291	$(570)	$(9,640)	$2,861	502%	$9,070	94%

Foreign currency income increased in 2019 compared to 2018 primarily due to lower costs associated with hedging activities related to our subsidiaries in Japan and India.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, and restricted cash and investments. Interest income also includes interest earned from notes receivable and late customer payments.

The following table shows interest income for the years ended December 31, 2019, 2018, and 2017:

	Years Ended			Change
(Dollars in thousands)	2019	2018	2017	2019 over 2018		2018 over 2017
Interest income	$48,886	$59,788	$35,704	$(10,902)	(18)%	$24,084	67%

Interest income during 2019 decreased compared to 2018 primarily due to lower average balances of cash, cash equivalents, and time deposits and lower interest rates associated with restricted investments, partially offset by higher interest rates on cash and cash equivalents.

Interest expense, net

Interest expense, net is primarily comprised of interest incurred on long-term debt, settlements of interest rate swap contracts, and changes in the fair value of interest rate swap contracts that do not qualify for hedge accounting in accordance with Accounting Standards Codification (“ASC”) 815. We may capitalize interest expense to our project assets or property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the years ended December 31, 2019, 2018, and 2017:

	Years Ended			Change
(Dollars in thousands)	2019	2018	2017	2019 over 2018		2018 over 2017
Interest expense, net	$(27,066)	$(25,921)	$(25,765)	$(1,145)	4%	$(156)	1%

Interest expense, net in 2019 was consistent with interest expense, net in 2018.

Other income, net

Other income, net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted investments.

The following table shows other income, net for the years ended December 31, 2019, 2018, and 2017:

	Years Ended			Change
(Dollars in thousands)	2019	2018	2017	2019 over 2018		2018 over 2017
Other income, net	$17,545	$39,737	$23,965	$(22,192)	(56)%	$15,772	66%

Other income, net decreased in 2019 compared to 2018 primarily due to lower realized gains from the sales of restricted investments, the impairment of a strategic investment, and net charges associated with certain letter of credit arrangements.

Income tax benefit (expense)

Income tax expense or benefit, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions in which we operate, principally Australia, Japan, and Malaysia. Significant judgments and estimates are required to determine our consolidated income tax expense. The statutory federal corporate income tax rate in the United States is 21%, and the tax rates in Australia, Japan, and Malaysia are 30%, 30.6%, and 24%, respectively. In Malaysia, we have been granted a long-term tax holiday, scheduled to expire in 2027, pursuant to which substantially all of our income earned in Malaysia is exempt from income tax, conditional upon our continued compliance with certain employment and investment thresholds.

The following table shows income tax benefit (expense) for the years ended December 31, 2019, 2018, and 2017:

	Years Ended			Change
(Dollars in thousands)	2019	2018	2017	2019 over 2018		2018 over 2017
Income tax benefit (expense)	$5,480	$(3,441)	$(371,996)	$8,921	(259)%	$368,555	(99)%
Effective tax rate	4.6%	3.0%	184.1%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period. Income tax expense decreased by $8.9 million during 2019 compared to 2018 primarily due to our pretax loss in the current period, partially offset by discrete tax expenses associated with filing tax returns in certain foreign jurisdictions.

Equity in earnings, net of tax

Equity in earnings, net of tax represents our proportionate share of the earnings or losses from equity method investments as well as any gains or losses on the sale or disposal of such investments.

The following table shows equity in earnings, net of tax for the years ended December 31, 2019, 2018, and 2017:

	Years Ended			Change
(Dollars in thousands)	2019	2018	2017	2019 over 2018		2018 over 2017
Equity in earnings, net of tax	$(284)	$34,620	$4,266	$(34,904)	(101)%	$30,354	712%

Equity in earnings, net of tax decreased in 2019 compared to 2018 primarily due to the sale of our ownership interests in 8point3 Operating Company, LLC (“OpCo”), which resulted in a gain of $40.3 million, net of tax in 2018. See Note 8. “Consolidated Balance Sheet Details” to our consolidated financial statements for additional information.

Liquidity and Capital Resources

As of December 31, 2019, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, contracts with customers for the future sale of solar modules, advanced-stage project pipeline, availability under our Revolving Credit Facility (considering the minimum liquidity covenant requirements therein), and access to the capital markets will be sufficient to meet our working capital, systems project investment, and capital expenditure needs for at least the next 12 months. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally.

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

As of December 31, 2019, we had $2.2 billion in cash, cash equivalents, and marketable securities compared to $2.5 billion as of December 31, 2018. Cash, cash equivalents, and marketable securities as of December 31, 2019 decreased primarily as a result of purchases of property, plant and equipment and operating expenditures associated with the initial ramp of certain Series 6 manufacturing lines. As of December 31, 2019 and 2018, $0.9 billion and $1.2 billion, respectively, of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries and was primarily based in U.S. dollar, Euro, and Japanese yen denominated holdings.

We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. If certain international funds were needed for our operations in the United States, we may be required to accrue and pay certain U.S. and foreign taxes to repatriate such funds. We maintain the intent and ability to permanently reinvest our accumulated earnings outside the United States, with the exception of our subsidiaries in Canada and Germany. In addition, changes to foreign government banking regulations may restrict our ability to move funds among various jurisdictions under certain circumstances, which could negatively impact our access to capital, resulting in an adverse effect on our liquidity and capital resources.

Our systems business requires significant liquidity and is expected to continue to have significant liquidity requirements in the future. The net amount of our project assets and related portion of deferred revenue, which approximates our net capital investment in the development and construction of systems projects, was $324.8 million as of December 31, 2019. Solar power project development cycles, which span the time between the identification of a site location and the commercial operation of a system, vary substantially and can take many years to mature. As a result of these long project cycles and strategic decisions to finance the development of certain projects using our working capital, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such projects. Delays in construction or in completing the sale of our systems projects that we are self-financing may also impact our liquidity. In certain circumstances, we may need to finance construction costs exclusively using working capital, if project financing becomes unavailable due to market-wide, regional, or other concerns.

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

Additionally, we may elect to retain an ownership interest in certain systems projects after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a systems project at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of

PV solar power system ownership, we may instead elect to temporarily own and operate such systems project until we can sell it on economically attractive terms. The decision to retain ownership of a system impacts our liquidity depending upon the size and cost of the project. As of December 31, 2019, we had $477.0 million of net PV solar power systems that had been placed in service, primarily in international markets. We have elected, and may in the future elect, to enter into temporary or long-term project financing to reduce the impact on our liquidity and working capital with regards to such projects and systems. We may also consider entering into tax equity or other arrangements with respect to ownership interests in certain of our projects, which could cause a portion of the economics of such projects to be realized over time.

The following additional considerations have impacted or may impact our liquidity in 2020 and beyond:

•
During 2020, we expect to spend $450 million to $550 million for capital expenditures, including amounts related to the conversion of our second manufacturing facility in Kulim, Malaysia from Series 4 to Series 6 module technology and upgrades to other machinery and equipment, which we believe will further increase our module wattage and/or production cost structure.

•
As described above, in January 2020, we entered into an MOU to settle a class action lawsuit filed in the Arizona District Court. Pursuant to the MOU, among other things, we agreed to pay a total of $350 million to settle the claims in the lawsuit in exchange for mutual releases and dismissal with prejudice of the complaint upon court approval of the settlement. In February 2020, we subsequently entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with certain named plaintiffs on terms and conditions that were consistent with the MOU. Pursuant to the Settlement Agreement, among other things, (i) we contributed $350 million in cash to a settlement fund that will be used to pay all settlement fees and expenses, attorneys’ fees and expenses, and cash payments to members of the settlement class and (ii) the settlement class has agreed to release us, the other defendants named in the class action, and certain of their respective related parties from any and all claims concerning, based on, arising out of, or in connection with the class action. The Settlement Agreement contained no admission of liability, wrongdoing, or responsibility by any of the parties.

The settlement, including such payment and release described above, is subject to court approval. If the court preliminarily approves the settlement, members of the settlement class will be provided notice of, and an opportunity to object to, the settlement at a fairness hearing to be held by the court to determine whether the settlement should be finally approved and whether the proposed order and final judgment should be entered. If the court approves the settlement and enters such order and final judgment, and such judgment is no longer subject to further appeal or other review, the settlement fund will be disbursed in accordance with a plan of allocation approved by the court and the release will be effective to all members of the settlement class.

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

•
The balance of our solar module inventories and BoS parts was $349.1 million as of December 31, 2019. As we continue to develop our advanced-stage project pipeline, we must produce solar modules in volumes sufficient to support our planned construction schedules. As part of this construction cycle, we typically produce these inventories in advance of receiving payment for such materials, which may temporarily reduce our liquidity. Once solar modules and BoS parts are installed in a project, they are classified as either project assets, PV solar power systems, or cost of sales depending on whether the project is subject to a definitive sales contract and whether other revenue recognition criteria have been met. We also produce significant volumes of modules for sale directly to third-parties, which requires us to carry inventories at levels sufficient to satisfy the demand of our customers and the needs of their projects, which may also temporarily reduce our liquidity.

•
We may commit significant working capital over the next several years to advance the construction of various U.S. systems projects or procure the associated modules or BoS parts, by specified dates, for such projects to qualify for certain federal investment tax credits. Among other requirements, such credits require projects to have commenced construction in 2019, which may have been achieved by certain qualifying procurement activities, to receive a 30% investment tax credit. Such credits will step down to 26% for projects that commence construction in 2020, and will further step down to 22% for projects that commence construction in 2021 and 10% for projects that commence construction thereafter.

•
We may also commit working capital to acquire solar power projects in various stages of development, including advanced-stage projects with PPAs, and to continue developing those projects, as necessary. Depending upon the size and stage of development, the costs to acquire such solar power projects could be significant. When evaluating project acquisition opportunities, we consider both the strategic and financial benefits of any such acquisitions.

Cash Flows

The following table summarizes key cash flow activity for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	2019	2018	2017
Net cash provided by (used in) operating activities	$174,201	$(326,809)	$1,340,677
Net cash used in investing activities	(362,298)	(682,714)	(626,802)
Net cash provided by financing activities	74,943	255,228	192,045
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,959)	(13,558)	8,866
Net (decrease) increase in cash, cash equivalents and restricted cash	$(116,113)	$(767,853)	$914,786

Operating Activities

The increase in net cash provided by operating activities during 2019 was primarily driven by higher cash proceeds from sales of systems projects, including the Sunshine Valley, Sun Streams, and California Flats projects, and advance payments received for sales of solar modules prior to the step down in the U.S. investment tax credit as discussed above. These increases were partially offset by operating expenditures associated with initial ramp of certain Series 6 manufacturing lines and expenditures for the construction of certain projects.

Investing Activities

The decrease in net cash used in investing activities during 2019 was primarily due to higher net sales of marketable securities and restricted investments, partially offset by proceeds associated with the sale of our interests in 8point3 and its subsidiaries in 2018.

Financing Activities

The decrease in net cash provided by financing activities during 2019 was primarily the result of lower net proceeds from borrowings under project specific debt financings associated with the construction of certain projects in Australia, Japan, and India.

Contractual Obligations

The following table presents the payments due by fiscal year for our outstanding contractual obligations as of December 31, 2019 (in thousands):

		Payments Due by Year
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt obligations	$482,892	$17,684	$98,571	$37,496	$329,141
Interest payments (1)	168,040	17,276	29,533	27,409	93,822
Operating lease obligations	162,913	15,153	28,771	26,708	92,281
Purchase obligations (2)	1,424,267	900,200	221,888	187,277	114,902
Recycling obligations	137,761	—	—	—	137,761
Contingent consideration (3)	6,895	2,395	4,500	—	—
Transition tax obligations (4)	76,667	6,620	14,747	32,259	23,041
Other obligations (5)	10,527	2,933	5,164	2,430	—
Total	$2,469,962	$962,261	$403,174	$313,579	$790,948
——————————

(1)	Includes estimated cash interest to be paid over the remaining terms of the underlying debt. Interest payments are based on fixed and floating rates as of December 31, 2019.

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

(3)
In connection with business or project acquisitions, we may agree to pay additional amounts to the selling parties upon achievement of certain milestones. See Note 14. “Commitments and Contingencies” to our consolidated financial statements for further information.

(4)
Transition tax obligations represent estimated payments for U.S. federal taxes associated with accumulated earnings and profits of our foreign corporate subsidiaries. See Note 18. “Income Taxes” to our consolidated financial statements for further information.

(5)	Includes expected letter of credit fees and unused revolver fees.

We have excluded $72.2 million of unrecognized tax benefits from the amounts presented above as the timing of such obligations is uncertain.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments and operating leases, which are not classified as debt. We do not guarantee any third-party debt. See Note 14. “Commitments and Contingencies” to our consolidated financial statements for further information about our financial assurance related instruments.

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

Revenue Recognition – Solar Power System Sales and/or EPC Services. We generally recognize revenue for sales of solar power systems and/or EPC services over time as our performance creates or enhances an energy generation asset controlled by the customer. Furthermore, the sale of a solar power system combined with EPC services represents a single performance obligation for the development and construction of a single generation asset. For such arrangements, we recognize revenue and gross profit as work is performed using cost based input methods, through which we determine our progress toward contract completion based on the relationship between actual costs incurred and total estimated costs (including solar module costs) of the contract. Such revenue recognition is also dependent, in part, on our customers’ commitment to perform their obligations under the contract, which is typically measured through the receipt of cash deposits or other forms of financial security issued by creditworthy financial institutions or parent entities. For sales of solar power systems in which we obtain an interest in the project sold to the customer, we recognize all of the revenue for the consideration received, including the fair value of the noncontrolling interest we obtained, and defer any profit associated with the interest obtained through “Equity in earnings, net of tax.” We may also recognize revenue for the sale of a solar power system after it has been completed due to the timing of when we enter into the associated sales contract with the customer.

Estimating the fair value of a noncontrolling interest we obtain begins with the valuation of the entire solar project (i.e., solar power system) being sold to the customer. Such valuation generally uses an income based valuation technique in which relevant cash flows are discounted to estimate the expected economic earnings capacity of the project. Typical factors considered in a project’s valuation include expected energy generation, the duration and pricing of the PPA, the pricing of energy to be sold on an open contract basis following the termination of the PPA (i.e., merchant pricing curves), other off-take agreements, the useful life of the system, tax attributes such as accelerated depreciation and tax credits, sales of renewable energy certificates, interconnection rights, operating agreements, and the cost of capital. Once the overall project valuation is agreed upon with the customer, we determine the relative value related to our specific ownership interests conveyed through the transaction agreements, including the membership interest purchase and sale agreement and the limited liability company agreement (or equivalent) of the project or its holding company.

Cost based input methods of revenue recognition are considered a faithful depiction of our efforts to satisfy long-term construction contracts and therefore reflect the transfer of goods to a customer under such contracts. Costs incurred that do not contribute to satisfying our performance obligations (“inefficient costs”) are excluded from our input methods of revenue recognition as the amounts are not reflective of our transferring control of the system to the customer. Costs incurred toward contract completion may include costs associated with solar modules, direct materials, labor, subcontractors, and other indirect costs related to contract performance. We recognize solar module and direct material costs as incurred when such items have been installed in a system.

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

Revenue Recognition – Operations and Maintenance. We recognize revenue for standard, recurring O&M services over time as customers receive and consume the benefits of such services. Costs of O&M services are expensed in the period in which they are incurred. As part of our O&M service offerings, we typically offer an effective availability guarantee, which stipulates that a system will be available to generate a certain percentage of total possible energy during a specific period after adjusting for factors outside our control as the service provider. These tests are based on meteorological, energy, and equipment performance data measured at the system’s location as well as certain projections of such data over the remaining measurement period. If system availability exceeds a contractual threshold, we may receive a bonus payment, or if system availability falls below a separate threshold, we may incur liquidated damages for certain lost energy under the PPA. Such bonuses or liquidated damages represent a form of variable consideration and are estimated and recognized over time as customers receive and consume the benefits of the O&M services.

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

When we recognize revenue for module or system sales, we accrue liabilities for the estimated future costs of meeting our limited warranty obligations. We make and revise these estimates based primarily on the number of our solar modules under warranty installed at customer locations, our historical experience with and projections of warranty claims, and our estimated per-module replacement costs. We also monitor our expected future module performance through certain quality and reliability testing and actual performance in certain field installation sites. In general, we expect the return rates for our newer series of module technology to be lower than our older series. We estimate that the return rate for such newer series of module technology will be less than 1%.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Cash Flow Exposure. We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815 and we designated them as such. We initially report the effective portion of a derivative’s unrealized gain or loss in “Accumulated other comprehensive loss” and subsequently reclassify amounts into earnings when the hedged transaction occurs and impacts earnings. For additional details on our derivative hedging instruments and activities, see Note 9. “Derivative Financial Instruments” to our consolidated financial statements.

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

For the year ended December 31, 2019, 8% of our net sales were denominated in foreign currencies, including Australian dollar and Euro. As a result, we have exposure to foreign currencies with respect to our net sales, which has historically represented one of our primary foreign currency exchange risks. A 10% change in the U.S. dollar to Australian dollar and U.S dollar to Euro exchange rates would have had an aggregate impact on our net sales of $18.0 million, excluding the effect of our hedging activities.

Transaction Exposure. Many of our subsidiaries have assets and liabilities (primarily cash, receivables, marketable securities, deferred taxes, payables, accrued expenses, and solar module collection and recycling liabilities) that are denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which these assets and liabilities are denominated will create fluctuations in our reported consolidated statements of operations and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to economically hedge assets and liabilities against the effects of currency exchange rate fluctuations. The gains and losses on such foreign exchange forward contracts will economically offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency denominated assets and liabilities. For additional details on our economic hedging instruments and activities, see Note 9. “Derivative Financial Instruments” to our consolidated financial statements.

As of December 31, 2019, a 10% change in the U.S. dollar relative to our primary foreign currency exposures would not have had a significant impact to our net foreign currency income or loss, including the effect of our hedging activities.

Interest Rate Risk

Variable Rate Debt Exposure. We are exposed to interest rate risk as certain of our project specific debt financings have variable interest rates, exposing us to variability in interest expense and cash flows. See Note 13. “Debt” to our consolidated financial statements for additional information on our long-term debt borrowing rates. An increase in relevant interest rates would increase the cost of borrowing under certain of our project specific debt financings. If such variable interest rates changed by 100 basis points, our interest expense for the year ended December 31, 2019 would have changed by $1.1 million, including the effect of our hedging activities.

Customer Financing Exposure. We are also indirectly exposed to interest rate risk because many of our customers depend on debt financings to purchase modules or systems. An increase in interest rates could make it challenging for our customers to obtain the capital necessary to make such purchases on favorable terms, or at all. Such factors could reduce demand or lower the price we can charge for our modules and systems, thereby reducing our net sales and gross profit. In addition, we believe that a significant percentage of our customers purchase systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in a system or make alternative investments more attractive relative to PV solar power systems, which, in either case, could cause these end-users to seek alternative investments with higher risk-adjusted returns.

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

For the year ended December 31, 2019, our marketable securities earned a return of 3%, including the impact of fluctuations in the price of the underlying securities, and had a weighted-average maturity of 5 months as of the end of the period. Based on our investment positions as of December 31, 2019, a hypothetical 100 basis point change in interest rates would have resulted in a $3.2 million change in the market value of our investment portfolio. For the year ended December 31, 2019, our restricted investments earned a return of 12%, including the impact of fluctuations in the price of the underlying securities, and had a weighted-average maturity of approximately 16 years as of the end of the period. Based on our restricted investment positions as of December 31, 2019, a hypothetical 100 basis point change in interest rates would have resulted in a $36.1 million change in the market value of our restricted investment portfolio.

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

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, marketable securities, accounts receivable, restricted cash and investments, notes receivable, and foreign exchange forward contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place cash, cash equivalents, marketable securities, restricted cash and investments, and foreign exchange forward contracts with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary. Depending upon the sales arrangement, we may require some form of payment security from our customers, including advance payments, parent guarantees, bank guarantees, surety bonds, or commercial letters of credit. We also have PPAs that subject us to credit risk in the event our off-take counterparties are unable to fulfill their contractual obligations, which may adversely affect our project assets and certain receivables. Accordingly, we closely monitor the credit standing of existing and potential off-take counterparties to limit such risks.

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

Our consolidated financial statements as required by this item are included in Item 15. “Exhibits and Financial Statement Schedules.” See Item 15(a) for a list of our consolidated financial statements.

Selected Quarterly Financial Data (Unaudited)

The following selected quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present the information when read in conjunction with our consolidated financial statements. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Quarters Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
	(In thousands, except per share amounts)
Net sales	$1,399,377	$546,806	$584,956	$531,978	$691,241	$676,220	$309,318	$567,265
Gross profit (loss)	333,555	138,363	77,182	112	98,310	129,127	(8,058)	172,798
Production start-up	7,351	18,605	10,437	9,522	14,576	14,723	24,352	37,084
Litigation loss	363,000	—	—	—	—	—	—	—
Operating (loss) income	(117,866)	41,304	(8,584)	(76,639)	11,008	58,475	(103,634)	74,264
Net (loss) income	(59,408)	30,622	(18,548)	(67,599)	52,116	57,750	(48,491)	82,951
Net (loss) income per share:
Basic	$(0.56)	$0.29	$(0.18)	$(0.64)	$0.50	$0.55	$(0.46)	$0.79
Diluted	$(0.56)	$0.29	$(0.18)	$(0.64)	$0.49	$0.54	$(0.46)	$0.78

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the

effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has also been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” to determine whether any changes in our internal control over financial reporting occurred during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

For information with respect to our executive officers, see Item 1. “Business – Information about Our Executive Officers.” Information concerning our board of directors and audit committee of our board of directors will appear in our 2020 Proxy Statement, under the sections “Directors” and “Corporate Governance,” and information concerning Section 16(a) beneficial ownership reporting compliance will appear in our 2020 Proxy Statement under the section “Section 16(a) Beneficial Ownership Reporting Compliance.” We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers, and associates of First Solar. Information concerning this code will appear in our 2020 Proxy Statement under the section “Corporate Governance.” The information in such sections of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information concerning executive compensation and related information will appear in our 2020 Proxy Statement under the section “Executive Compensation,” and information concerning the compensation committee of our board of directors (the “compensation committee”) will appear under the sections “Corporate Governance” and “Compensation Committee Report.” The information in such sections of the 2020 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters, including certain information regarding our equity compensation plans, will appear in our 2020 Proxy Statement under the section “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The information in such section of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2019 concerning securities authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(3)
Equity compensation plans approved by stockholders	2,411,436	$—	3,039,630
Equity compensation plans not approved by stockholders	—	—	—
Total	2,411,436	$—	3,039,630
——————————

(1)	Includes 2,411,436 shares issuable upon vesting of restricted stock units (“RSUs”) granted under our 2015 Omnibus Incentive Compensation Plan.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.

(3)	Includes 515,288 shares of common stock reserved for future issuance under our stock purchase plan for employees.

See Note 17. “Share-Based Compensation” to our consolidated financial statements for further discussion on our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will appear in our 2020 Proxy Statement under the section “Certain Relationships and Related Party Transactions,” and information concerning director independence will appear in our 2020 Proxy Statement under the section “Corporate Governance.” The information in such sections of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

Information concerning principal accounting fees and services and the audit committee of our board of directors’ pre-approval policies and procedures for these items will appear in our 2020 Proxy Statement under the section “Principal Accounting Fees and Services.” The information in such section of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First Solar, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Solar, Inc. and its subsidiaries (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Solar Module Collection and Recycling Liability

As described in Note 12 to the consolidated financial statements, certain of the Company’s legacy sales were covered by a module collection and recycling program, which was previously established to collect and recycle modules sold and covered under such program once the modules reach the end of their useful lives. The Company’s accrued solar module collection and recycling liability was $137.8 million as of December 31, 2019. Management estimates the cost of collection and recycling obligations based on the present value of the expected probability-weighted future cost of collecting and recycling the solar modules, which includes estimates for the cost of packaging materials; the cost of freight from the solar module installation sites to a recycling center; material, labor, and capital costs; by-product credits for certain materials recovered during the recycling process; and an estimated third-party profit margin and return on risk for collection and recycling services. Management bases these estimates on experience collecting and recycling the solar modules and certain assumptions regarding costs at the time the solar modules will be collected and recycled.

The principal considerations for our determination that performing procedures relating to the solar module collection and recycling liability is a critical audit matter are there was significant judgment by management when developing the estimated costs of this program. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s expected probability-weighted future cost of collecting and recycling the solar modules and significant assumptions, including the cost of freight from the solar module installation sites to a recycling center, capital costs, present value assumptions, by-product credits for certain materials recovered during the recycling process, and the assumption regarding costs at the time the solar modules will be collected and recycled, and evaluating audit evidence related to the results of those procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to valuation of the solar module collection and recycling liability. These procedures also included, among others, testing management’s process for developing the expected probability-weighted future cost of collecting and recycling the solar modules, including evaluating the reasonableness of the significant assumptions used by management, including the cost of freight from the solar module installation sites to a recycling center, capital costs, present value assumptions, by-product credits for certain materials recovered during the recycling process, and the assumption regarding costs at the time the solar modules will be collected and recycled. Evaluating the reasonableness of the significant assumptions involved (i) testing actual recycling costs incurred, (ii) obtaining and evaluating evidence from third parties, and (iii) evaluating other underlying input data considered by management in the development of its recycling liability.

Product Warranty Liability

As described in Notes 2 and 14 to the consolidated financial statements, the Company provides a limited PV solar module warranty which covers defects in materials and workmanship for approximately 10 years and warrants that modules will produce at least a specified minimum percentage of their labeled power output rating, on either an individual module or system-level basis, for approximately 25 years. The Company’s product warranty liability was $129.8 million as of December 31, 2019. Product warranty estimates are based primarily on the number of solar modules under warranty installed at customer locations, historical experience with and projections of warranty claims, and estimated per-module replacement costs.

The principal considerations for our determination that performing procedures relating to the product warranty liability is a critical audit matter are there was significant judgment by management in estimating the projections of warranty claims. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the projections of warranty claims and related audit evidence. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to valuation of the product warranty liability. These procedures also included, among others, testing the appropriateness of the methodology used and the reasonableness of the significant assumptions used by management in developing these estimates, including projections of warranty claims. Evaluating whether the significant assumptions relating to the product warranty liability was reasonable involved (i) testing historical warranty claims and settlements, (ii) evaluating the reasonableness and appropriateness of factors considered by management in estimating the final settlement of open customer claims, and (iii) evaluating the reasonableness and appropriateness of the methodology used by management to determine return rates used in the valuation of the product warranty liability. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness and appropriateness of the methodology.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
February 20, 2020

We have served as the Company’s or its predecessor’s auditor since 2000, which includes periods before the Company became subject to SEC reporting requirements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,352,741	$1,403,562
Marketable securities	811,506	1,143,704
Accounts receivable trade, net	475,039	128,282
Accounts receivable, unbilled and retainage	183,473	458,166
Inventories	443,513	387,912
Balance of systems parts	53,583	56,906
Project assets	3,524	37,930
Prepaid expenses and other current assets	276,455	243,061
Total current assets	3,599,834	3,859,523
Property, plant and equipment, net	2,181,149	1,756,211
PV solar power systems, net	476,977	308,640
Project assets	333,596	460,499
Deferred tax assets, net	130,771	77,682
Restricted cash and investments	303,857	318,390
Goodwill	14,462	14,462
Intangible assets, net	64,543	74,162
Inventories	160,646	130,083
Notes receivable, affiliate	—	22,832
Other assets	249,854	98,878
Total assets	$7,515,689	$7,121,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218,081	$233,287
Income taxes payable	17,010	20,885
Accrued expenses	351,260	441,580
Current portion of long-term debt	17,510	5,570
Deferred revenue	323,217	129,755
Accrued litigation	363,000	—
Other current liabilities	28,130	14,380
Total current liabilities	1,318,208	845,457
Accrued solar module collection and recycling liability	137,761	134,442
Long-term debt	454,187	461,221
Other liabilities	508,766	467,839
Total liabilities	2,418,922	1,908,959
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 105,448,921 and 104,885,261 shares issued and outstanding at December 31, 2019 and 2018, respectively	105	105
Additional paid-in capital	2,849,376	2,825,211
Accumulated earnings	2,326,620	2,441,553
Accumulated other comprehensive loss	(79,334)	(54,466)
Total stockholders’ equity	5,096,767	5,212,403
Total liabilities and stockholders’ equity	$7,515,689	$7,121,362

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Net sales	$3,063,117	$2,244,044	$2,941,324
Cost of sales	2,513,905	1,851,867	2,392,377
Gross profit	549,212	392,177	548,947
Operating expenses:
Selling, general and administrative	205,471	176,857	202,699
Research and development	96,611	84,472	88,573
Production start-up	45,915	90,735	42,643
Litigation loss	363,000	—	—
Restructuring and asset impairments	—	—	37,181
Total operating expenses	710,997	352,064	371,096
Operating (loss) income	(161,785)	40,113	177,851
Foreign currency income (loss), net	2,291	(570)	(9,640)
Interest income	48,886	59,788	35,704
Interest expense, net	(27,066)	(25,921)	(25,765)
Other income, net	17,545	39,737	23,965
(Loss) income before taxes and equity in earnings	(120,129)	113,147	202,115
Income tax benefit (expense)	5,480	(3,441)	(371,996)
Equity in earnings, net of tax	(284)	34,620	4,266
Net (loss) income	$(114,933)	$144,326	$(165,615)

Net (loss) income per share:
Basic	$(1.09)	$1.38	$(1.59)
Diluted	$(1.09)	$1.36	$(1.59)
Weighted-average number of shares used in per share calculations:
Basic	105,310	104,745	104,328
Diluted	105,310	106,113	104,328

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Net (loss) income	$(114,933)	$144,326	$(165,615)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,049)	(1,034)	11,832
Unrealized (loss) gain on marketable securities and restricted investments, net of tax of $3,046, $3,735, and $(588)	(15,670)	(57,747)	3,217
Unrealized (loss) gain on derivative instruments, net of tax of $142, $(996), and $1,396	(2,149)	2,056	(2,883)
Other comprehensive (loss) income	(24,868)	(56,725)	12,166
Comprehensive (loss) income	$(139,801)	$87,601	$(153,449)

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount
Balance at December 31, 2016	104,035	$104	$2,765,310	$2,462,842	$(9,907)	$5,218,349
Net loss	—	—	—	(165,615)	—	(165,615)
Other comprehensive income	—	—	—	—	12,166	12,166
Common stock issued for share-based compensation	580	—	4,474	—	—	4,474
Tax withholding related to vesting of restricted stock	(147)	—	(5,137)	—	—	(5,137)
Share-based compensation expense	—	—	34,460	—	—	34,460
Balance at December 31, 2017	104,468	104	2,799,107	2,297,227	2,259	5,098,697
Net income	—	—	—	144,326	—	144,326
Other comprehensive loss	—	—	—	—	(56,725)	(56,725)
Common stock issued for share-based compensation	588	1	3,425	—	—	3,426
Tax withholding related to vesting of restricted stock	(171)	—	(11,175)	—	—	(11,175)
Share-based compensation expense	—	—	33,854	—	—	33,854
Balance at December 31, 2018	104,885	105	2,825,211	2,441,553	(54,466)	5,212,403
Net loss	—	—	—	(114,933)	—	(114,933)
Other comprehensive loss	—	—	—	—	(24,868)	(24,868)
Common stock issued for share-based compensation	869	1	3,433	—	—	3,434
Tax withholding related to vesting of restricted stock	(305)	(1)	(16,089)	—	—	(16,090)
Share-based compensation expense	—	—	36,821	—	—	36,821
Balance at December 31, 2019	105,449	$105	$2,849,376	$2,326,620	$(79,334)	$5,096,767

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(114,933)	$144,326	$(165,615)
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	205,475	130,736	115,313
Impairments and net losses on disposal of long-lived assets	7,577	8,065	35,364
Share-based compensation	37,429	34,154	35,121
Equity in earnings, net of tax	284	(34,620)	(4,266)
Distributions received from equity method investments	—	12,394	23,042
Remeasurement of monetary assets and liabilities	919	8,740	(15,823)
Deferred income taxes	(59,917)	(10,112)	173,368
Gains on sales of marketable securities and restricted investments	(40,621)	(55,405)	(49)
Liabilities assumed by customers for the sale of systems	(88,050)	(240,865)	(24,203)
Other, net	759	2,121	2,339
Changes in operating assets and liabilities:
Accounts receivable, trade, unbilled and retainage	(73,594)	(202,298)	85,760
Prepaid expenses and other current assets	(34,528)	(53,488)	26,680
Inventories and balance of systems parts	(83,528)	(257,229)	212,758
Project assets and PV solar power systems	(20,773)	49,939	981,273
Other assets	28,728	(11,920)	(1,269)
Income tax receivable and payable	8,035	(49,169)	169,079
Accounts payable	(336)	96,443	(47,191)
Accrued expenses and other liabilities	397,527	132,382	(258,028)
Accrued solar module collection and recycling liability	3,748	(31,003)	(2,976)
Net cash provided by (used in) operating activities	174,201	(326,809)	1,340,677
Cash flows from investing activities:
Purchases of property, plant and equipment	(668,717)	(739,838)	(514,357)
Purchases of marketable securities and restricted investments	(1,177,336)	(1,369,036)	(580,971)
Proceeds from sales and maturities of marketable securities and restricted investments	1,486,631	1,135,984	466,309
Proceeds from sales of equity method investments	—	247,595	—
Payments received on notes receivable, affiliates	—	48,729	1,740
Other investing activities	(2,876)	(6,148)	477
Net cash used in investing activities	(362,298)	(682,714)	(626,802)
Cash flows from financing activities:
Repayment of long-term debt	(30,099)	(18,937)	(24,078)
Proceeds from borrowings under long-term debt, net of discounts and issuance costs	120,132	290,925	215,415
Payments of tax withholdings for restricted shares	(16,089)	(11,175)	(5,137)
Proceeds from commercial letters of credit	—	—	43,025
Contingent consideration payments and other financing activities	999	(5,585)	(37,180)
Net cash provided by financing activities	74,943	255,228	192,045
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,959)	(13,558)	8,866
Net (decrease) increase in cash, cash equivalents and restricted cash	(116,113)	(767,853)	914,786
Cash, cash equivalents and restricted cash, beginning of the period	1,562,623	2,330,476	1,415,690
Cash, cash equivalents and restricted cash, end of the period	$1,446,510	$1,562,623	$2,330,476
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$76,148	$138,270	$164,946
Sale of system previously accounted for as sale-leaseback financing	$—	$31,992	$—
Accrued interest capitalized to long-term debt	$—	$3,512	$18,401

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. First Solar and Its Business

We are a leading global provider of comprehensive PV solar energy solutions. We design, manufacture, and sell PV solar modules with an advanced thin film semiconductor technology and also develop and sell PV solar power systems that primarily use the modules we manufacture. Additionally, we provide O&M services to system owners. We have substantial, ongoing R&D efforts focused on various technology innovations. We are the world’s largest thin film PV solar module manufacturer and one of the world’s largest PV solar module manufacturers.

2. Summary of Significant Accounting Policies

Basis of Presentation. These consolidated financial statements include the accounts of First Solar, Inc. and its subsidiaries and are prepared in accordance with U.S. GAAP. We eliminated all intercompany transactions and balances during consolidation. Certain prior year balances were reclassified to conform to the current year presentation.

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to inputs used to recognize revenue over time, accrued solar module collection and recycling liabilities, product warranties, accounting for income taxes, and long-lived asset impairments. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions.

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

Marketable Securities and Restricted Investments. We determine the classification of our marketable securities and restricted investments at the time of purchase and reevaluate such designation at each balance sheet date. As of December 31, 2019 and 2018, all of our marketable securities and restricted investments were classified as available-for-sale debt securities. Accordingly, we record them at fair value and account for the net unrealized gains and losses as part of “Accumulated other comprehensive loss” until realized. We record realized gains and losses on the sale of our marketable securities and restricted investments in “Other income, net” computed using the specific identification method.

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

Retainage. Certain of our EPC contracts for PV solar power systems we build contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed, but held for payment by the customer as a form of security until we reach certain construction milestones. We consider whether collectibility of such retainage is reasonably assured in connection with our overall assessment of the collectibility of amounts due or that will become due under our EPC contracts. Retainage included within “Accounts receivable, unbilled and retainage” is expected to be billed and collected within the next 12 months. After we satisfy the EPC contract requirements and have an unconditional right to consideration, we typically bill our customer for retainage and reclassify such amount to “Accounts receivable trade, net.”

Inventories – Current and Noncurrent. We report our inventories at the lower of cost or net realizable value. We determine cost on a first-in, first-out basis and include both the costs of acquisition and manufacturing in our inventory costs. These costs include direct materials, direct labor, and indirect manufacturing costs, including depreciation and amortization. Our capitalization of indirect costs is based on the normal utilization of our plants. If our plant utilization is abnormally low, the portion of our indirect manufacturing costs related to the abnormal utilization level is expensed as incurred. Other abnormal manufacturing costs, such as wasted materials or excess yield losses, are also expensed as incurred. Finished goods inventory is comprised exclusively of solar modules that have not yet been installed in a PV solar power plant under construction or sold to a third-party customer.

As needed, we may purchase a critical raw material that is used in our core production process in quantities that exceed anticipated consumption within our normal operating cycle, which is 12 months. We classify such raw materials that we do not expect to consume within our normal operating cycle as noncurrent.

We regularly review the cost of inventories, including noncurrent inventories, against their estimated net realizable value and record write-downs if any inventories have costs in excess of their net realizable values. We also regularly evaluate the quantities and values of our inventories, including noncurrent inventories, in light of current market conditions and trends, among other factors, and record write-downs for any quantities in excess of demand or for any obsolescence. This evaluation considers the use of modules in our systems business or product warranties, module selling prices, product obsolescence, strategic raw material requirements, and other factors.

Balance of Systems Parts. BoS parts represent mounting, electrical, and other parts purchased for the construction and maintenance of PV solar power systems. These parts, which are not yet installed in a system, may include posts, tilt brackets, tables, harnesses, combiner boxes, inverters, cables, tracker equipment, and other items that we may purchase or assemble for the systems we construct. We carry BoS parts at the lower of cost or net realizable value and determine their costs on a weighted-average basis. BoS parts do not include any solar modules that we manufacture.

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

We begin depreciation for our property, plant and equipment when the assets are placed in service. We consider such assets to be placed in service when they are both in the location and condition for their intended use. We compute depreciation expense using the straight-line method over the estimated useful lives of assets, as presented in the table below. We depreciate leasehold improvements over the shorter of their estimated useful lives or the remaining term of the lease. The estimated useful life of an asset is reassessed whenever applicable facts and circumstances indicate a change in the estimated useful life of such asset has occurred.

Useful Lives in Years
Buildings and building improvements	25 – 40
Manufacturing machinery and equipment	5 – 15
Furniture, fixtures, computer hardware, and computer software	3 – 7
Leasehold improvements	up to 15

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

Project Assets. Project assets primarily consist of costs related to solar power projects in various stages of development that are capitalized prior to the completion of the sale of the project, including projects that may have begun commercial operation under PPAs and are actively marketed and intended to be sold. These project related costs include costs for land, development, and construction of a PV solar power system. Development costs may include legal, consulting, permitting, transmission upgrade, interconnection, and other similar costs. We typically classify project assets as noncurrent due to the nature of solar power projects (as long-lived assets) and the time required to complete all activities to develop, construct, and sell projects, which is typically longer than 12 months. Once we enter into a definitive sales agreement, we classify project assets as current until the sale is completed and we have recognized the sale as revenue. Any income generated by a project while it remains within project assets is accounted for as a reduction to our basis in the project. If a project is completed and begins commercial operation prior to the closing of a sales arrangement, the completed project will remain in project assets until placed in service. We present all expenditures related to the development and construction of project assets, whether fully or partially owned, as a component of cash flows from operating activities.

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

Interest Capitalization. We capitalize interest as part of the historical cost of acquiring, developing, or constructing certain assets, including property, plant and equipment; project assets; and PV solar power systems. Interest capitalized for property, plant and equipment or PV solar power systems is depreciated over the estimated useful life of the related assets when they are placed in service. We charge interest capitalized for project assets to cost of sales when such assets are sold. We capitalize interest to the extent that interest has been incurred and payments have been made to acquire, construct, or develop an asset. We cease capitalization of interest for assets in development or under construction if the assets are substantially complete or if we have sold such assets.

Asset Impairments. We assess long-lived assets classified as “held and used,” including our property, plant and equipment; PV solar power systems; project assets; operating lease assets; and intangible assets for impairment whenever events or changes in circumstances arise, including consideration of technological obsolescence, that may indicate that the carrying amount of such assets may not be recoverable. These events and changes in circumstances may include a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; a significant adverse change in the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; a current-period operating or cash flow loss combined with a history of such losses or a projection of future losses associated with the use of a long-lived asset; or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

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

We consider a long-lived asset to be abandoned after we have ceased use of the asset and we have no intent to use or repurpose it in the future. Abandoned long-lived assets are recorded at their salvage value, if any.

We classify long-lived assets we plan to sell, excluding project assets and PV solar power systems, as held for sale on our consolidated balance sheets only after certain criteria have been met including: (i) management has the authority and commits to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and the plan to sell the asset have been initiated, (iv) the sale of the asset is probable within 12 months, (v) the asset is being actively marketed at a reasonable sales price relative to its current fair value, and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made. We record assets held for sale at the lower of their carrying value or fair value less costs to sell. If, due to unanticipated circumstances, such assets are not sold in the 12 months after being classified as held for sale, then held for sale classification would continue as long as the above criteria are still met.

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

We monitor equity method investments for impairment and record reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an other-than-temporary impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of an investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. We recorded impairment losses related to our equity method investments of $3.5 million and $2.0 million, net of tax, during the years ended December 31, 2018 and 2017, respectively.

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

The quantitative impairment test is the comparison of the fair value of a reporting unit with its carrying amount, including goodwill. Our reporting units consist of our modules and systems businesses. We define the fair value of a reporting unit as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. We primarily use an income approach to estimate the fair value of our reporting units. Significant judgment is required when estimating the fair value of a reporting unit, including the forecasting of future operating results and the selection of discount and expected future growth rates used to determine projected cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not impaired, and no further analysis is required. Conversely, if the carrying value of a reporting unit exceeds its estimated fair value, we record an impairment loss equal to the excess, not to exceed the total amount of goodwill allocated to the reporting unit.

Intangible Assets. Intangible assets primarily include developed technologies, certain PPAs acquired after the associated PV solar power systems were placed in service, and our internally-generated intangible assets, substantially all of which were patents on technologies related to our products and production processes. We record an asset for patents after the patent has been issued based on the legal, filing, and other costs incurred to secure it. We amortize intangible assets on a straight-line basis over their estimated useful lives, which generally range from 10 to 20 years.

Leases. Upon commencement of a lease, we recognize a lease liability for the present value of the lease payments not yet paid, discounted using an interest rate that represents our ability to borrow on a collateralized basis over a period that approximates the lease term. We also recognize a lease asset, which represents our right to control the use of the underlying property, plant or equipment, at an amount equal to the lease liability, adjusted for prepayments and initial direct costs.

We subsequently recognize the cost of operating leases on a straight-line basis over the lease term, and any variable lease costs, which represent amounts owed to the lessor that are not fixed per the terms of the contract, are recognized in the period in which they are incurred. Any costs included in our lease arrangements that are not directly related to the leased assets, such as maintenance charges, are included as part of the lease costs. Leases with an initial term of one year or less are considered short-term leases and are not recognized as lease assets and liabilities. We also recognize the cost of such short-term leases on a straight-line basis over the term of the underlying agreement.

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

Deferred Revenue. When we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs incurred on long-term construction contracts and advance payments received on sales of solar modules. As a practical expedient, we do not adjust the consideration in a contract for the effects of a significant financing component when we expect, at contract inception, that the period between a customer’s advance payment and our transfer of a promised product or service to the customer will be one year or less. Additionally, we do not adjust the consideration in a contract for the effects of a significant financing component when the consideration is received as a form of performance security.

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

When we recognize revenue for module or system sales, we accrue liabilities for the estimated future costs of meeting our limited warranty obligations. We make and revise these estimates based primarily on the number of solar modules under warranty installed at customer locations, our historical experience with and projections of warranty claims, and our estimated per-module replacement costs. We also monitor our expected future module performance through certain quality and reliability testing and actual performance in certain field installation sites.

Accrued Solar Module Collection and Recycling Liability. Historically, we recognized expense at the time of sale for the estimated cost of our future obligations for collecting and recycling solar modules covered by our solar module collection and recycling program. See Note 12. “Solar Module Collection and Recycling Liability” for further information.

Derivative Instruments. We recognize derivative instruments on our consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of December 31, 2019 and 2018, all of our derivative instruments were designated either as cash flow hedges or as derivative instruments not accounted for using hedge accounting methods.

We record changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a cash flow hedge in “Accumulated other comprehensive loss” until our earnings are affected by the variability of the cash flows from the underlying hedged item. We record any amounts excluded from effectiveness testing in current period earnings in the same income statement line item in which the earnings effect of the hedged item is reported. We report changes in the fair value of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments on the consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

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

Revenue Recognition – Solar Power System Sales and/or EPC Services. We recognize revenue for the sale of a development project, which excludes EPC services, or for the sale of a completed system when we enter into the associated sales contract with the customer. For other sales of solar power systems and/or EPC services, we generally recognize revenue over time as our performance creates or enhances an energy generation asset controlled by the customer. Furthermore, the sale of a solar power system combined with EPC services represents a single performance obligation for the development and construction of a single generation asset. For such arrangements, we recognize revenue and gross profit as work is performed using cost based input methods, for which we determine our progress toward contract completion based on the relationship between the actual costs incurred and the total estimated costs (including solar module costs) of the contract.

Such revenue recognition is dependent, in part, on our customers’ commitment to perform their obligations under the contract, which is typically measured through the receipt of cash deposits or other forms of financial security issued by creditworthy financial institutions or parent entities. For sales of solar power systems in which we obtain an interest in the project sold to the customer, we recognize all of the revenue for the consideration received, including the fair value of the noncontrolling interest we obtained, and defer any profit associated with the interest obtained through “Equity in earnings, net of tax.”

Cost based input methods of revenue recognition are considered a faithful depiction of our efforts to satisfy long-term construction contracts and therefore reflect the transfer of goods to a customer under such contracts. Costs incurred that do not contribute to satisfying our performance obligations (i.e., “inefficient costs”) are excluded from our input methods of revenue recognition as the amounts are not reflective of our transferring control of the system to the customer. Costs incurred toward contract completion may include costs associated with solar modules, direct materials, labor, subcontractors, and other indirect costs related to contract performance. We recognize solar module and direct material costs as incurred when such items are installed in a system.

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

Revenue Recognition – Operations and Maintenance. We recognize revenue for standard, recurring O&M services over time as customers receive and consume the benefits of such services, which typically include 24/7 system monitoring, certain PPA and other agreement compliance, NERC compliance, large generator interconnection agreement compliance, energy forecasting, performance engineering analysis, regular performance reporting, turn-key maintenance services including spare parts and corrective maintenance repair, warranty management, and environmental services. Other ancillary O&M services, such as equipment replacement, weed abatement, landscaping, or solar module cleaning, are recognized as revenue as the services are provided to the customer. Costs of O&M services are expensed in the period in which they are incurred.

As part of our O&M service offerings, we typically offer an effective availability guarantee, which stipulates that a system will be available to generate a certain percentage of total possible energy during a specific period after adjusting for factors outside our control as the service provider. If system availability exceeds a contractual threshold, we may receive a bonus payment, or if system availability falls below a separate threshold, we may incur liquidated damages for certain lost energy under the PPA. Such bonuses or liquidated damages represent a form of variable consideration and are estimated and recognized over time as customers receive and consume the benefits of the O&M services.

Revenue Recognition – Energy Generation. We sell energy generated by PV solar power systems under PPAs or on an open contract basis. For energy sold under PPAs, we recognize revenue each period based on the volume of energy delivered to the customer (i.e., the PPA off-taker) and the price stated in the PPA. For energy sold on an open contract basis, we recognize revenue at the point in time the energy is delivered to the grid based on the prevailing spot market prices.

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

Production Start-Up. Production start-up expense consists primarily of employee compensation and other costs associated with operating a production line before it is qualified for full production, including the cost of raw materials for solar modules run through the production line during the qualification phase and applicable facility related costs. Costs related to equipment upgrades and implementation of manufacturing process improvements are also included in production start-up expense as well as costs related to the selection of a new site, related legal and regulatory costs, and costs to maintain our plant replication program to the extent we cannot capitalize these expenditures.

Restructuring and Exit Activities. We record costs associated with significant exit activities when management approves and commits to a plan of termination or over the future service period for certain employee termination benefits. Such exit activities represent programs that materially change our scope of business or the manner in which we conduct our business. Costs associated with these programs may include one-time employee termination benefits, contract termination costs, including costs related to leased facilities to be abandoned or subleased, and asset impairment charges.

Share-Based Compensation. We recognize share-based compensation expense for the estimated grant-date fair value of equity awards issued as compensation to employees over the requisite service period, which is generally four years. For awards with performance conditions, we recognize share-based compensation expense if it is probable that the performance conditions will be achieved. We account for forfeitures of share-based awards as such forfeitures occur. Accordingly, when an associate’s employment is terminated, all previously unvested awards granted to such associate are forfeited, which results in a benefit to share-based compensation expense in the period of such associate’s termination equal to the cumulative expense recorded through the termination date for the unvested awards. We recognize share-based compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service periods for each separately vesting portion of the award as if each award was in substance multiple awards.

Foreign Currency Translation. The functional currencies of certain of our foreign subsidiaries are their local currencies. Accordingly, we apply period-end exchange rates to translate their assets and liabilities and daily transaction exchange rates to translate their revenues, expenses, gains, and losses into U.S. dollars. We include the associated translation adjustments as a separate component of “Accumulated other comprehensive loss” within stockholders’ equity. The functional currency of our subsidiaries in Canada, Chile, Malaysia, Singapore, and Vietnam is the U.S. dollar; therefore, we do not translate their financial statements. Gains and losses arising from the remeasurement of monetary assets and liabilities denominated in currencies other than a subsidiary’s functional currency are included in “Foreign currency income (loss), net” in the period in which they occur.

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

3. Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities, to simplify certain aspects of hedge accounting for both non-financial and financial risks and better align the recognition and measurement of hedge results with an entity’s risk management activities. ASU 2017-12 also amends certain presentation and disclosure requirements for hedging activities and changes how an entity assesses hedge effectiveness. The adoption of ASU 2017-12 in the first quarter of 2019 did not have a significant impact on our consolidated financial statements and associated disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), to provide financial statement users with more useful information about expected credit losses. ASU 2016-13 also changes how entities measure credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2019, and early adoption is permitted for periods beginning after December 15, 2018. We expect to adopt ASU 2016-13 in the first quarter of 2020 and are currently evaluating its impact on our consolidated financial statements and associated disclosures.

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

We adopted ASU 2016-02 in the first quarter of 2019 using the optional transition method and elected certain practical expedients permitted under the transition guidance, which, among other things, allowed us to not reassess prior conclusions related to contracts containing leases or lease classification. The adoption primarily affected our condensed consolidated balance sheet through the recognition of $140.7 million of right-of-use assets and $119.9 million of lease liabilities as of January 1, 2019 and the derecognition of historical prepaid and deferred rent balances. The adoption did not have a significant impact on our results of operations or cash flows. See Note 10. "Leases" to our consolidated financial statements for further discussion of the effects of the adoption of ASU 2016-02 and the associated disclosures.

4. Restructuring and Asset Impairments

Cadmium Telluride Module Manufacturing and Corporate Restructuring

In November 2016, our board of directors approved a set of initiatives intended to accelerate our transition to Series 6 module manufacturing and restructure our operations to reduce costs and better align the organization with our long-term strategic plans. As a result of these initiatives, we incurred net charges of $41.8 million during the year ended December 31, 2017, which included (i) $27.6 million of charges, primarily related to net losses on the disposition of previously impaired Series 4 and Series 5 manufacturing equipment, (ii) $7.6 million of severance benefits to terminated employees, and (iii) $6.7 million of net miscellaneous charges, primarily related to contract terminations, the write-off of operating supplies, and other Series 4 manufacturing exit costs.

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

5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill, by reporting unit, for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Balance at December 31, 2018	Acquisitions (Impairments)	Balance at December 31, 2019
Modules	$407,827	$—	$407,827
Accumulated impairment losses	(393,365)	—	(393,365)
Total	$14,462	$—	$14,462

	Balance at December 31, 2017	Acquisitions (Impairments)	Balance at December 31, 2018
Modules	$407,827	$—	$407,827
Accumulated impairment losses	(393,365)	—	(393,365)
Total	$14,462	$—	$14,462

We performed our annual impairment analysis in the fourth quarter of 2019, 2018, and 2017. ASC 350-20 allows companies to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value to determine whether it is necessary to perform a quantitative goodwill impairment test. Such qualitative assessment considers various factors, including macroeconomic conditions, industry and market considerations, cost factors, the overall financial performance of a reporting unit, and any other relevant events affecting our company or a reporting unit.

We performed a qualitative assessment for our modules reporting unit in each respective period and concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Accordingly, a quantitative goodwill impairment test for this reporting unit was not required in either period.

Intangible Assets, Net

The following tables summarize our intangible assets at December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$97,964	$(42,344)	$55,620
Power purchase agreements	6,486	(972)	5,514
Patents	7,780	(4,371)	3,409
Total	$112,230	$(47,687)	$64,543

	December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$97,714	$(33,093)	$64,621
Power purchase agreements	6,486	(648)	5,838
Patents	7,408	(3,705)	3,703
Total	$111,608	$(37,446)	$74,162

Amortization expense for our intangible assets was $10.2 million, $9.9 million, and $8.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Estimated future amortization expense for our definite-lived intangible assets was as follows at December 31, 2019 (in thousands):

Amortization Expense
2020	$10,498
2021	10,496
2022	10,471
2023	10,187
2024	10,057
Thereafter	12,834
Total amortization expense	$64,543

6. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018
Cash and cash equivalents:
Cash	$1,345,419	$1,202,774
Money market funds	7,322	200,788
Total cash and cash equivalents	1,352,741	1,403,562
Marketable securities:
Foreign debt	387,820	318,646
Foreign government obligations	22,011	98,621
U.S. debt	66,134	44,468
Time deposits	335,541	681,969
Total marketable securities	811,506	1,143,704
Total cash, cash equivalents, and marketable securities	$2,164,247	$2,547,266

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our consolidated balance sheets as of December 31, 2019 and 2018 to the total of such amounts as presented in the consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	2019	2018
Cash and cash equivalents	Cash and cash equivalents	$1,352,741	$1,403,562
Restricted cash – current (1)	Prepaid expenses and other current assets	13,697	19,671
Restricted cash – noncurrent (1)	Restricted cash and investments	80,072	139,390
Total cash, cash equivalents, and restricted cash		$1,446,510	$1,562,623
——————————

(1)	See Note 7. “Restricted Cash and Investments” to our consolidated financial statements for discussion of our “Restricted cash” arrangements.

During the year ended December 31, 2019, we sold marketable securities for proceeds of $52.0 million and realized no gain or loss on such sales. During the years ended December 31, 2018 and 2017, we sold marketable securities for proceeds of $10.8 million and $118.3 million, respectively, and realized gains of less than $0.1 million on such sales in each respective period. See Note 11. “Fair Value Measurements” to our consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of December 31, 2019 and 2018 (in thousands):

	As of December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign debt	$387,775	$551	$506	$387,820
Foreign government obligations	21,991	20	—	22,011
U.S. debt	65,970	176	12	66,134
Time deposits	335,541	—	—	335,541
Total	$811,277	$747	$518	$811,506

	As of December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign debt	$320,056	$468	$1,878	$318,646
Foreign government obligations	99,189	—	568	98,621
U.S. debt	44,625	53	210	44,468
Time deposits	681,969	—	—	681,969
Total	$1,145,839	$521	$2,656	$1,143,704

As of December 31, 2019, we had no investments in a loss position for a period of time greater than 12 months. As of December 31, 2018, we identified 15 investments totaling $207.2 million that had been in a loss position for a period of time greater than 12 months with unrealized losses of $1.8 million. The unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase. Based on the underlying credit quality of the investments, we generally hold such securities until we recover our cost basis. Therefore, we did not consider these securities to be other-than-temporarily impaired.

The following tables show unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of December 31, 2019 and 2018, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of December 31, 2019
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Foreign debt	$178,174	$506	$—	$—	$178,174	$506
U.S. debt	30,566	12	—	—	30,566	12
Total	$208,740	$518	$—	$—	$208,740	$518

	As of December 31, 2018
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Foreign debt	$150,842	$802	$94,446	$1,076	$245,288	$1,878
Foreign government obligations	—	—	98,621	568	98,621	568
U.S. debt	$15,356	$32	$14,085	$178	$29,441	$210
Total	$166,198	$834	$207,152	$1,822	$373,350	$2,656

The contractual maturities of our marketable securities as of December 31, 2019 were as follows (in thousands):

Fair Value
One year or less	$488,118
One year to two years	164,410
Two years to three years	158,978
Total	$811,506

7. Restricted Cash and Investments

Restricted cash and investments consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018
Restricted cash	$80,072	$139,390
Restricted investments	223,785	179,000
Total restricted cash and investments (1)	$303,857	$318,390

——————————

(1)	There was an additional $13.7 million and $19.7 million of restricted cash included within “Prepaid expenses and other current assets” at December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, our restricted cash consisted of deposits held by various banks to secure certain of our letters of credit and other deposits designated for the construction or operation of systems projects as well as the payment of amounts related to project specific debt financings. At December 31, 2018, our restricted cash also included certain deposits held in custodial accounts to fund the estimated future costs of our solar module collection and recycling obligations.

At December 31, 2019 and 2018, our restricted investments consisted of long-term marketable securities that were also held in custodial accounts to fund the estimated future costs of collecting and recycling modules covered under our solar module collection and recycling program. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted investments, and an estimated solar module life of 25 years less amounts already funded in prior years. To ensure that amounts previously funded will be available in the future regardless of potential adverse changes in our financial condition (even in the case of our own insolvency), we have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds.

During the year ended December 31, 2019, we sold certain restricted investments for proceeds of $281.6 million and realized gains of $40.6 million on such sales as part of efforts to align the currencies of the investments with those of the corresponding collection and recycling liabilities and disburse $22.2 million of overfunded amounts. During the year ended December 31, 2018, we sold certain restricted investments for proceeds of $231.1 million and realized gains of $55.4 million on such sales as part of an effort to align the currencies of the investments with those corresponding collection and recycling liabilities and disburse $143.1 million of overfunded amounts. See Note 11. “Fair Value Measurements” to our consolidated financial statements for information about the fair value of our restricted investments.

The following tables summarize the unrealized gains and losses related to our restricted investments, by major security type, as of December 31, 2019 and 2018 (in thousands):

	As of December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign government obligations	$129,499	$—	$3,433	$126,066
U.S. government obligations	99,700	—	1,981	97,719
Total	$229,199	$—	$5,414	$223,785

	As of December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign government obligations	$73,798	$14,234	$235	$87,797
U.S. government obligations	97,223	416	6,436	91,203
Total	$171,021	$14,650	$6,671	$179,000

As of December 31, 2019, we had no restricted investments in a loss position for a period of time greater than 12 months. As of December 31, 2018, we identified six restricted investments totaling $87.4 million that had been in a loss position for a period of time greater than 12 months with unrealized losses of $6.4 million. The unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase. Based on the underlying credit quality of the investments, we generally hold such securities until we recover our cost basis. Therefore, we did not consider these securities to be other-than-temporarily impaired.

The following tables show unrealized losses and fair values for those restricted investments that were in an unrealized loss position as of December 31, 2019 and 2018, aggregated by major security type and the length of time the restricted investments have been in a continuous loss position (in thousands):

	As of December 31, 2019
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Foreign government obligations	$126,066	$3,433	$—	$—	$126,066	$3,433
U.S. government obligations	97,719	1,981	—	—	97,719	1,981
Total	$223,785	$5,414	$—	$—	$223,785	$5,414

	As of December 31, 2018
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Foreign government obligations	$41,335	$235	$—	$—	$41,335	$235
U.S. government obligations	—	—	87,401	6,436	87,401	6,436
Total	$41,335	$235	$87,401	$6,436	$128,736	$6,671
As of December 31, 2019, the contractual maturities of our restricted investments were between 10 years and 21 years.

8. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018
Accounts receivable trade, gross	$476,425	$129,644
Allowance for doubtful accounts	(1,386)	(1,362)
Accounts receivable trade, net	$475,039	$128,282

At December 31, 2019 and 2018, $44.9 million and $8.5 million, respectively, of our accounts receivable trade, net were secured by letters of credit, bank guarantees, surety bonds, or other forms of financial security issued by creditworthy financial institutions.

Accounts receivable, unbilled and retainage

Accounts receivable, unbilled and retainage consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018
Accounts receivable, unbilled	$162,057	$441,666
Retainage	21,416	16,500
Accounts receivable, unbilled and retainage	$183,473	$458,166

Inventories

Inventories consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018
Raw materials	$248,756	$224,329
Work in process	59,924	41,294
Finished goods	295,479	252,372
Inventories	$604,159	$517,995
Inventories – current	$443,513	$387,912
Inventories – noncurrent	$160,646	$130,083

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018
Prepaid expenses	$137,927	$90,981
Prepaid income taxes	47,811	59,319
Indirect tax receivables	29,908	26,327
Restricted cash	13,697	19,671
Notes receivable (1)	23,873	5,196
Derivative instruments (2)	1,199	2,364
Other current assets	22,040	39,203
Prepaid expenses and other current assets	$276,455	$243,061

——————————

(1)
In November 2014 and February 2016, we entered into a term loan agreement and a convertible loan agreement, respectively, with Clean Energy Collective, LLC (“CEC”). Our term loan bears interest at 16% per annum, and our convertible loan bears interest at 10% per annum. In November 2018, we amended the terms of the loan agreements to (i) extend their maturity to June 2020, (ii) waive the conversion features on our convertible loan, and (iii) increase the frequency of interest payments, subject to certain conditions. In January 2019, CEC finalized certain restructuring arrangements, which resulted in a dilution of our ownership interest in CEC and the loss of our representation on the company’s board of managers. As a result of such restructuring, CEC no longer qualified to be accounted for under the equity method. As of December 31, 2019, the aggregate balance outstanding on the loans was $23.9 million and was presented within “Prepaid expenses and other current assets.” As of December 31, 2018, the aggregate balance outstanding on the loans was $22.8 million and was presented within “Notes receivable, affiliate.”

(2)	See Note 9. “Derivative Financial Instruments” to our consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018
Land	$14,241	$14,382
Buildings and improvements	664,266	567,605
Machinery and equipment	2,436,997	1,826,434
Office equipment and furniture	159,848	178,011
Leasehold improvements	48,772	49,055
Construction in progress	243,107	405,581
Property, plant and equipment, gross	3,567,231	3,041,068
Accumulated depreciation	(1,386,082)	(1,284,857)
Property, plant and equipment, net	$2,181,149	$1,756,211

We periodically assess the estimated useful lives of our property, plant and equipment whenever applicable facts and circumstances indicate a change in the estimated useful life of an asset may have occurred. During the year ended December 31, 2019, we revised the estimated useful lives of certain core Series 6 manufacturing equipment from 10 years to 15 years. Such revision was primarily due to the validation of certain aspects of our Series 6 module technology, including the nature of the manufacturing process, the operating and maintenance cost profile of the manufacturing equipment, and the technology’s compatibility with our long-term module technology roadmap. We expect the revised useful lives to reduce depreciation by approximately $15.0 million per year. Depreciation of property, plant and equipment was $176.4 million, $109.1 million, and $91.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

PV solar power systems, net

PV solar power systems, net consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018
PV solar power systems, gross	$530,004	$343,061
Accumulated depreciation	(53,027)	(34,421)
PV solar power systems, net	$476,977	$308,640

Depreciation of PV solar power systems was $18.7 million, $15.3 million, and $19.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Project assets

Project assets consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018
Project assets – development costs, including project acquisition and land costs	$254,466	$298,070
Project assets – construction costs	82,654	200,359
Project assets	337,120	498,429
Project assets – current	$3,524	$37,930
Project assets – noncurrent	$333,596	$460,499

Capitalized interest

The components of interest expense and capitalized interest were as follows during the years ended December 31, 2019, 2018, and 2017 (in thousands):

	2019	2018	2017
Interest cost incurred	$(29,656)	$(31,752)	$(27,457)
Interest cost capitalized – project assets	2,590	5,831	1,692
Interest expense, net	$(27,066)	$(25,921)	$(25,765)

Other assets

Other assets consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018
Operating lease assets (1)	$145,711	$—
Indirect tax receivables	9,446	22,487
Notes receivable (2)	8,194	8,017
Income taxes receivable	4,106	4,444
Equity method investments (3)	2,812	3,186
Derivative instruments (4)	139	—
Deferred rent	—	27,249
Other	79,446	33,495
Other assets	$249,854	$98,878
——————————

(1)	See Note 10. "Leases" to our consolidated financial statements for discussion of our lease arrangements.

(2)
In April 2009, we entered into a credit facility agreement with a solar power project entity of one of our customers for an available amount of €17.5 million to provide financing for a PV solar power system. The credit facility bears interest at 8.0% per annum, payable quarterly, with the full amount due in December 2026. As of December 31, 2019 and 2018, the balance outstanding on the credit facility was €7.0 million ($7.8 million and $8.0 million, respectively).

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

In June 2018, we completed the sale of our interests in the Partnership and its subsidiaries to CD Clean Energy and Infrastructure V JV, LLC, an equity fund managed by Capital Dynamics, Inc. and certain other co-investors and other parties, and received net proceeds of $240.0 million after the payment of fees, expenses, and other amounts. We accounted for our interests in OpCo, a subsidiary of the Partnership, under the equity method of accounting as we were able to exercise significant influence over the Partnership due to our representation on the board of directors of its general partner and certain of our associates serving as officers of its general partner. During the year ended December 31, 2018, we recognized equity in earnings, net of tax, of $39.7 million from our investment in OpCo, including a gain of $40.3 million, net of tax, for the sale of our interests in the Partnership and its subsidiaries. During the year ended December 31, 2018, we received distributions from OpCo of $12.4 million.

In connection with the IPO, we also entered into an agreement with a subsidiary of the Partnership to lease back one of our originally contributed projects, Maryland Solar, until December 31, 2019. Under the terms of the agreement, we made fixed rent payments to the Partnership’s subsidiary and were entitled to all of the energy generated by the project. Due to certain continuing involvement with the project, we accounted for the leaseback agreement as a financing transaction until the sale of our interests in the Partnership and its subsidiaries in June 2018. Following the sale of such interests, the Maryland Solar project qualified for sale-leaseback accounting, and we recognized net revenue of $32.0 million from the sale of the project.

(4)	See Note 9. “Derivative Financial Instruments” to our consolidated financial statements for discussion of our derivative instruments.

Accrued expenses

Accrued expenses consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018
Accrued project costs	$91,971	$147,162
Accrued compensation and benefits	65,170	41,937
Accrued property, plant and equipment	42,834	89,905
Accrued inventory	39,366	53,075
Product warranty liability (1)	20,291	27,657
Other	91,628	81,844
Accrued expenses	$351,260	$441,580
——————————

(1)	See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our “Product warranty liability.”

Other current liabilities

Other current liabilities consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018
Operating lease liabilities (1)	$11,102	$—
Derivative instruments (2)	2,582	7,294
Contingent consideration (3)	2,395	665
Other	12,051	6,421
Other current liabilities	$28,130	$14,380
——————————

(1)	See Note 10. "Leases" to our consolidated financial statements for discussion of our lease arrangements.

(2)	See Note 9. “Derivative Financial Instruments” to our consolidated financial statements for discussion of our derivative instruments.

(3)	See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our “Contingent consideration” arrangements.

Other liabilities

Other liabilities consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018
Operating lease liabilities (1)	$112,515	$—
Product warranty liability (2)	109,506	193,035
Other taxes payable	90,201	83,058
Deferred revenue	71,438	48,014
Transition tax liability (3)	70,047	77,016
Derivative instruments (4)	7,439	9,205
Contingent consideration (2)	4,500	2,250
Other	43,120	55,261
Other liabilities	$508,766	$467,839

——————————

(1)	See Note 10. "Leases" to our consolidated financial statements for discussion of our lease arrangements.

(2)	See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our “Product warranty liability” and “Contingent consideration” arrangements.

(3)	See Note 18. “Income Taxes” to our consolidated financial statements for discussion of the one-time transition tax on accumulated earnings of foreign subsidiaries as a result of the Tax Act.

(4)	See Note 9. “Derivative Financial Instruments” to our consolidated financial statements for discussion of our derivative instruments.

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

The following tables present the fair values of derivative instruments included in our consolidated balance sheets as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Prepaid Expenses and Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$226	$139	$369	$230
Total derivatives designated as hedging instruments	$226	$139	$369	$230

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$973	$—	$1,807	$—
Interest rate swap contracts	—	—	406	7,209
Total derivatives not designated as hedging instruments	$973	$—	$2,213	$7,209
Total derivative instruments	$1,199	$139	$2,582	$7,439

	December 31, 2018
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$158	$—	$—
Total derivatives designated as hedging instruments	$158	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$2,206	$7,096	$—
Interest rate swap contracts	—	198	9,205
Total derivatives not designated as hedging instruments	$2,206	$7,294	$9,205
Total derivative instruments	$2,364	$7,294	$9,205

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017 (in thousands):

Foreign Exchange Forward Contracts
Balance as of December 31, 2016	$2,556
Amounts recognized in other comprehensive income (loss)	(4,468)
Amounts reclassified to earnings impacting:
Other income, net	189
Balance as of December 31, 2017	(1,723)
Amounts recognized in other comprehensive income (loss)	(3,760)
Amounts reclassified to earnings impacting:
Net sales	1,698
Cost of sales	212
Foreign currency income (loss), net	5,448
Other income, net	(546)
Balance as of December 31, 2018	1,329
Amounts recognized in other comprehensive income (loss)	(1,086)
Amounts reclassified to earnings impacting:
Net sales	(124)
Cost of sales	(1,081)
Balance as of December 31, 2019	$(962)

We recorded no amounts related to ineffective portions of our derivative instruments designated as cash flow hedges during the years ended December 31, 2018 and 2017. During the year ended December 31, 2019, we recognized unrealized gains of $0.8 million within “Cost of sales” for amounts excluded from effectiveness testing from our foreign exchange forward contracts designated as cash flow hedges. During the years ended December 31, 2018 and 2017, we recognized unrealized gains of $0.5 million and $0.7 million, respectively, within “Other income, net” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges.

The following table presents gains and losses related to derivative instruments not designated as hedges affecting our consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017 (in thousands):

		Amount of Gain (Loss) Recognized in Income
	Income Statement Line Item	2019	2018	2017
Interest rate swap contracts	Cost of sales	$(1,656)	$—	$—
Foreign exchange forward contracts	Foreign currency income (loss), net	3,716	12,113	(33,882)
Interest rate swap contracts	Interest expense, net	(8,532)	(8,643)	(5,932)

Interest Rate Risk

We primarily use interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use such swap contracts for speculative or trading purposes. During the years ended December 31, 2019, 2018, and 2017, the majority of our interest rate swap contracts related to project specific debt facilities. Such swap contracts did not qualify for accounting as cash flow hedges in accordance with ASC 815 due to our expectation to sell the associated projects before the maturity of their project specific debt financings and corresponding swap contracts. Accordingly, changes in the fair values of these swap contracts were recorded directly to “Interest expense, net.”

In December 2019, FS Japan Project 31 GK, our indirectly wholly-owned subsidiary and project company, entered into an interest rate swap contract to hedge a portion of the floating rate term loan facility under the project’s Anamizu Credit Facility (as defined in Note 13. “Debt” to our consolidated financial statements). Such swap had an initial notional value of ¥0.9 billion and entitled the project to receive a six-month floating TIBOR plus 0.70% interest rate while requiring the project to pay a fixed rate of 1.1925%. The notional amount of the interest rate swap contract is scheduled to proportionately adjust with the scheduled draws and principal payments on the underlying hedged debt. As of December 31, 2019, the notional value of the interest rate swap contract was ¥0.9 billion ($8.0 million).

In May 2018, FS NSW Project No 1 Finco Pty Ltd, our indirect wholly-owned subsidiary and project financing company, entered into various interest rate swap contracts to hedge the floating rate construction loan facility and a portion of the floating rate term loan facility under the associated project’s Beryl Credit Facility (as defined in Note 13. “Debt” to our consolidated financial statements). The swaps had an initial aggregate notional value of AUD 42.4 million and, depending on the loan facility being hedged, entitled the project to receive one-month or three-month floating Bank Bill Swap Bid (“BBSY”) interest rates while requiring the project to pay fixed rates of 2.0615% or 3.2020%. The notional amounts of the interest rate swap contracts are scheduled to proportionately adjust with the scheduled draws and principal payments on the underlying hedged debt. In June 2019, we completed the sale of our Beryl project, and its interest rate swap contracts and outstanding loan balance were assumed by the customer. As of December 31, 2018, the aggregate notional value of the interest rate swap contracts was AUD 103.4 million ($72.9 million).

In January 2017, FS Japan Project 12 GK, our indirect wholly-owned subsidiary and project company, entered into an interest rate swap contract to hedge a portion of the floating rate senior loan facility under the project’s Ishikawa Credit Agreement (as defined in Note 13. “Debt” to our consolidated financial statements). Such swap had an initial notional value of ¥5.7 billion and entitled the project to receive a six-month floating TIBOR plus 0.75% interest rate while requiring the project to pay a fixed rate of 1.482%. The notional amount of the interest rate swap contract is scheduled to proportionately adjust with the scheduled draws and principal payments on the underlying hedged debt. As of December 31, 2019 and 2018, the notional value of the interest rate swap contract was ¥18.7 billion ($171.7 million) and ¥19.2 billion ($174.1 million), respectively.

Foreign Currency Risk

Cash Flow Exposure

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of December 31, 2019 and 2018, these foreign exchange forward contracts hedged our forecasted cash flows for periods up to 22 months and 6 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of December 31, 2019 and 2018.

As of December 31, 2019 and 2018, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

	December 31, 2019
Currency	Notional Amount	USD Equivalent
U.S. dollar (1)	$69.9	$69.9

	December 31, 2018
Currency	Notional Amount	USD Equivalent
Australian dollar	AUD 8.8	$6.2

——————————

(1)	These derivative instruments represent hedges of outstanding payables denominated in U.S. dollars at certain of our foreign subsidiaries whose functional currencies are other than the U.S. dollar.

In the following 12 months, we expect to reclassify to earnings $0.6 million of net unrealized losses related to forward contracts that are included in “Accumulated other comprehensive loss” at December 31, 2019 as we realize the earnings effects of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rates when we realize the related forecasted transactions.

Transaction Exposure and Economic Hedging

Many of our subsidiaries have assets and liabilities (primarily cash, receivables, deferred taxes, payables, accrued expenses, and solar module collection and recycling liabilities) that are denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which these assets and liabilities are denominated will create fluctuations in our reported consolidated statements of operations and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to economically hedge assets and liabilities against the effects of currency exchange rate fluctuations. The gains and losses on such foreign exchange forward contracts will economically offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency denominated assets and liabilities.

We also enter into foreign exchange forward contracts to economically hedge balance sheet and other exposures related to transactions between certain of our subsidiaries and transactions with third parties. Such contracts are considered economic hedges and do not qualify for hedge accounting. Accordingly, we recognize gains or losses from the fluctuations in foreign exchange rates and the fair value of these derivative contracts in “Foreign currency income (loss), net” on our consolidated statements of operations.

As of December 31, 2019 and 2018, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	December 31, 2019
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 14.9	$10.4
Sell	Australian dollar	AUD 11.1	$7.8
Purchase	Brazilian real	BRL 13.2	$3.3
Sell	Brazilian real	BRL 4.3	$1.1
Purchase	Canadian dollar	CAD 4.5	$3.4
Sell	Canadian dollar	CAD 1.6	$1.2
Purchase	Chilean peso	CLP 1,493.1	$2.0
Sell	Chilean peso	CLP 3,866.1	$5.1
Purchase	Euro	€86.1	$96.5
Sell	Euro	€116.3	$130.3
Sell	Indian rupee	INR 1,283.8	$18.0
Purchase	Japanese yen	¥3,625.5	$33.3
Sell	Japanese yen	¥23,089.5	$212.2
Purchase	Malaysian ringgit	MYR 88.6	$21.6
Sell	Malaysian ringgit	MYR 41.3	$10.1
Sell	Mexican peso	MXN 34.6	$1.8
Purchase	Singapore dollar	SGD 2.9	$2.2

	December 31, 2018
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 2.1	$1.5
Sell	Australian dollar	AUD 52.9	$37.3
Purchase	Brazilian real	BRL 8.5	$2.2
Sell	Canadian dollar	CAD 2.9	$2.1
Sell	Chilean peso	CLP 3,506.6	$5.1
Purchase	Euro	€115.2	$131.9
Sell	Euro	€191.8	$219.7
Sell	Indian rupee	INR 789.2	$11.3
Purchase	Japanese yen	¥931.6	$8.4
Sell	Japanese yen	¥23,858.8	$216.2
Purchase	Malaysian ringgit	MYR 34.3	$8.3
Sell	Malaysian ringgit	MYR 53.8	$12.9
Sell	Mexican peso	MXN 37.3	$1.9
Purchase	Singapore dollar	SGD 3.8	$2.8

10. Leases

Our lease arrangements include land associated with our systems projects, our corporate and administrative offices, land for our international manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Japan, Malaysia, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the year ended and as of December 31, 2019 (in thousands):

2019
Operating lease cost	$21,833
Variable lease cost	3,518
Short-term lease cost	7,511
Total lease cost	$32,862

Payments of amounts included in the measurement of operating lease liabilities	$21,678
Lease assets obtained in exchange for operating lease liabilities	$179,804

December 31, 2019
Operating lease assets	$145,711
Operating lease liabilities – current	11,102
Operating lease liabilities – noncurrent	112,515

Weighted-average remaining lease term	15 years
Weighted-average discount rate	4.3%

As of December 31, 2019, the future payments associated with our lease liabilities were as follows (in thousands):

Total Lease Liabilities
2020	$15,153
2021	14,868
2022	13,903
2023	13,491
2024	13,217
Thereafter	92,281
Total future payments	162,913
Less: interest	(39,296)
Total lease liabilities	$123,617

Our lease expense was $18.9 million and $22.1 million for the years ended December 31, 2018, and 2017, respectively.

11. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•
Cash Equivalents. At December 31, 2019 and 2018, our cash equivalents consisted of money market funds. We value our cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•
Marketable Securities and Restricted Investments. At December 31, 2019 and 2018, our marketable securities consisted of foreign debt, foreign government obligations, U.S. debt, and time deposits, and our restricted investments consisted of foreign and U.S. government obligations. We value our marketable securities and restricted investments using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•
Derivative Assets and Liabilities. At December 31, 2019 and 2018, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and interest rate swap contracts involving major interest rates. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At December 31, 2019 and 2018, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$7,322	$7,322	$—	$—
Marketable securities:
Foreign debt	387,820	—	387,820	—
Foreign government obligations	22,011	—	22,011	—
U.S. debt	66,134	—	66,134	—
Time deposits	335,541	335,541	—	—
Restricted investments	223,785	—	223,785	—
Derivative assets	1,338	—	1,338	—
Total assets	$1,043,951	$342,863	$701,088	$—
Liabilities:
Derivative liabilities	$10,021	$—	$10,021	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$200,788	$200,788	$—	$—
Marketable securities:
Foreign debt	318,646	—	318,646	—
Foreign government obligations	98,621	—	98,621	—
U.S. debt	44,468	—	44,468	—
Time deposits	681,969	681,969	—	—
Restricted investments	179,000	—	179,000	—
Derivative assets	2,364	—	2,364	—
Total assets	$1,525,856	$882,757	$643,099	$—
Liabilities:
Derivative liabilities	$16,499	$—	$16,499	$—

Fair Value of Financial Instruments

At December 31, 2019 and 2018, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Notes receivable – current (1)	$23,873	$24,929	$5,196	$5,196
Notes receivable – noncurrent	8,194	10,276	8,017	8,010
Notes receivable, affiliates – noncurrent (1)	—	—	22,832	24,295
Liabilities:
Long-term debt, including current maturities (2)	$482,892	$504,213	$479,157	$470,124

——————————

(1)
In January 2019, CEC no longer qualified to be accounted for under the equity method, and our loans to the company were no longer classified as notes receivable from an affiliate. As of December 31, 2019, the aggregate balance outstanding on the loans was presented within “Prepaid expenses and other current assets.” As of December 31, 2018, the aggregate balance outstanding on the loans was presented within “Notes receivable, affiliate.”

(2)	Excludes unamortized discounts and issuance costs.

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

From time to time, our net sales may be concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary. Depending upon the sales arrangement, we may require some form of payment security from our customers, including advance payments, parent guarantees, letters of credit, bank guarantees, or surety bonds. We also have PPAs that subject us to credit risk in the event our off-take counterparties are unable to fulfill their contractual obligations, which may adversely affect our project assets and certain receivables. Accordingly, we closely monitor the credit standing of existing and potential off-take counterparties to limit such risks.

12. Solar Module Collection and Recycling Liability

We previously established a module collection and recycling program, which has since been discontinued, to collect and recycle modules sold and covered under such program once the modules reach the end of their service lives. For legacy customer sales contracts that were covered under this program, we agreed to pay the costs for the collection and recycling of qualifying solar modules, and the end-users agreed to notify us, disassemble their solar power systems, package the solar modules for shipment, and revert ownership rights over the modules back to us at the end of the modules’ service lives. Accordingly, we recorded any collection and recycling obligations within “Cost of sales” at the time of sale based on the estimated cost to collect and recycle the covered solar modules.

We estimate the cost of our collection and recycling obligations based on the present value of the expected probability-weighted future cost of collecting and recycling the solar modules, which includes estimates for the cost of packaging materials; the cost of freight from the solar module installation sites to a recycling center; material, labor, and capital costs; by-product credits for certain materials recovered during the recycling process; and an estimated third-party profit margin and return on risk for collection and recycling services. We base these estimates on our experience collecting and recycling solar modules and certain assumptions regarding costs at the time the solar modules will be collected and recycled. In the periods between the time of sale and the related settlement of the collection and recycling obligation, we accrete the carrying amount of the associated liability by applying the discount rate used for its initial measurement. We classify accretion as an operating expense within “Selling, general and administrative” expense on our consolidated statements of operations.

We periodically review our estimates of expected future recycling costs and may adjust our liability accordingly. During the year ended December 31, 2018, we completed our annual cost study of obligations under our module collection and recycling program and reduced the associated liability by $34.2 million primarily due to higher by-product credits for glass, lower capital costs resulting from the expanded scale of our recycling facilities, and adjustments to certain valuation assumptions driven by our increased experience with module recycling. During the year ended December 31, 2017, we reduced our module collection and recycling liability by $15.8 million primarily as a result of updates to several valuation assumptions, including a decrease in certain inflation rates.

Our module collection and recycling liability was $137.8 million and $134.4 million as of December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, we recognized accretion expense of $4.9 million associated with this liability. During the year ended December 31, 2018, we recognized net benefits of $25.0 million to cost of sales and $2.9 million to accretion expense as a result of the reduction in our module collection and recycling liability described above. During the year ended December 31, 2017, we recognized a net benefit of $13.2 million to cost of sales as a result of the reduction in our module collection and recycling liability described above, and net accretion expense of $3.9 million associated with the liability. As of December 31, 2019, a 1% increase in the annualized inflation rate used in our estimated future collection and recycling cost per module would increase the liability by $26.3 million, and a 1% decrease in that rate would decrease the liability by $22.3 million. See Note 7. “Restricted Cash and Investments” to our consolidated financial statements for more information about our arrangements for funding this liability.

13. Debt

Our long-term debt consisted of the following at December 31, 2019 and 2018 (in thousands):

		Balance (USD)
Loan Agreement	Currency	2019	2018
Revolving Credit Facility	USD	$—	$—
Luz del Norte Credit Facilities	USD	188,017	188,849
Ishikawa Credit Agreement	JPY	215,879	157,834
Japan Credit Facility	JPY	1,678	—
Tochigi Credit Facility	JPY	37,304	25,468
Anamizu Credit Facility	JPY	12,138	—
Anantapur Credit Facility	INR	15,123	16,101
Tungabhadra Credit Facility	INR	12,753	13,934
Beryl Credit Facility	AUD	—	76,971
Long-term debt principal		482,892	479,157
Less: unamortized discounts and issuance costs		(11,195)	(12,366)
Total long-term debt		471,697	466,791
Less: current portion		(17,510)	(5,570)
Noncurrent portion		$454,187	$461,221

Revolving Credit Facility

Our amended and restated credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent provides us with a senior secured credit facility (the “Revolving Credit Facility”) with an aggregate borrowing capacity of $500.0 million, which we may increase to $750.0 million, subject to certain conditions. Borrowings under the credit facility bear interest at (i) London Interbank Offered Rate (“LIBOR”), adjusted for Eurocurrency reserve requirements, plus a margin of 2.00% or (ii) a base rate as defined in the credit agreement plus a margin of 1.00% depending on the type of borrowing requested. These margins are also subject to adjustment depending on our consolidated leverage ratio. We had no borrowings under our Revolving Credit Facility as of December 31, 2019 and 2018 and had issued $39.3 million and $66.0 million, respectively, of letters of credit using availability under the facility. Loans and letters of credit issued under the Revolving Credit Facility are jointly and severally guaranteed by First Solar, Inc.; First Solar Electric, LLC; First Solar Electric (California), Inc.; and First Solar Development, LLC and are secured by interests in substantially all of the guarantors’ tangible and intangible assets other than certain excluded assets.

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

Luz del Norte Credit Facilities

In August 2014, Parque Solar Fotovoltaico Luz del Norte SpA (“Luz del Norte”), our indirect wholly-owned subsidiary and project company, entered into credit facilities (the “Luz del Norte Credit Facilities”) with the U.S. International Development Finance Corporation (“DFC”) (previously known as the Overseas Private Investment Corporation) and the International Finance Corporation (“IFC”) to provide limited-recourse senior secured debt financing for the design, development, financing, construction, testing, commissioning, operation, and maintenance of a 141 MWAC PV solar power plant located near Copiapó, Chile.

In March 2017, we amended the terms of the DFC and IFC credit facilities. Such amendments (i) allowed for the capitalization of accrued and unpaid interest through March 15, 2017, along with the capitalization of certain future interest payments as variable rate loans under the credit facilities, (ii) allowed for the conversion of certain fixed rate loans to variable rate loans upon scheduled repayment, (iii) extended the maturity of the DFC and IFC loans until June 2037, and (iv) canceled the remaining borrowing capacity under the DFC and IFC credit facilities with the exception of the capitalization of certain future interest payments. As of December 31, 2019 and 2018, the balance outstanding on the DFC loans was $140.8 million and $141.4 million, respectively. As of December 31, 2019 and 2018, the balance outstanding on the IFC loans was $47.2 million and $47.4 million, respectively. The DFC and IFC loans are secured by liens over all of Luz del Norte’s assets and by a pledge of all of the equity interests in the entity.

Ishikawa Credit Agreement

In December 2016, FS Japan Project 12 GK (“Ishikawa”), our indirect wholly-owned subsidiary and project company, entered into a credit agreement (the “Ishikawa Credit Agreement”) with Mizuho Bank, Ltd. for aggregate borrowings up to ¥27.3 billion ($233.9 million) for the development and construction of a 59 MWAC PV solar power plant located in Ishikawa, Japan. The credit agreement consists of a ¥24.0 billion ($205.6 million) senior loan facility, a ¥2.1 billion ($18.0 million) consumption tax facility, and a ¥1.2 billion ($10.3 million) letter of credit facility. The senior loan facility matures in October 2036, and the consumption tax facility matures in April 2020. The credit agreement is secured by pledges of Ishikawa’s assets, accounts, material project documents, and by the equity interests in the entity. As of December 31, 2019 and 2018, the balance outstanding on the credit agreement was $215.9 million and $157.8 million, respectively.

Japan Credit Facility

In September 2015, First Solar Japan GK, our wholly-owned subsidiary, entered into a construction loan facility with Mizuho Bank, Ltd. for borrowings up to ¥4.0 billion ($33.4 million) for the development and construction of utility-scale PV solar power plants in Japan (the “Japan Credit Facility”). Borrowings under the facility generally mature within 12 months following the completion of construction activities for each financed project. The facility is guaranteed by First Solar, Inc. and secured by pledges of certain projects’ cash accounts and other rights in the projects. As of December 31, 2019 and 2018, the balance outstanding on the facility was $1.7 million and zero, respectively.

Tochigi Credit Facility

In June 2017, First Solar Japan GK, our wholly-owned subsidiary, entered into a term loan facility with Mizuho Bank, Ltd. for borrowings up to ¥7.0 billion ($62.2 million) for the development of utility-scale PV solar power plants in Japan (the “Tochigi Credit Facility”). The term loan facility matures in March 2021. The facility is guaranteed by First Solar, Inc. and secured by pledges of certain of First Solar Japan GK’s accounts. As of December 31, 2019 and 2018, the balance outstanding on the term loan facility was $37.3 million and $25.5 million, respectively.

Anamizu Credit Facility

In December 2019, FS Japan Project 31 GK (“Anamizu”), our indirect wholly-owned subsidiary and project company, entered into a term loan facility (the “Anamizu Credit Facility”) with MUFG Bank, Ltd.; The Iyo Bank, Ltd.; The Hachijuni Bank, Ltd.; The Hyakugo Bank, Ltd.; and The Yamagata Bank, Ltd. for aggregate borrowings up to ¥7.7 billion ($70.8 million) for the development and construction of a 17 MWAC PV solar power plant located in Ishikawa, Japan. The credit agreement consists of a ¥6.6 billion ($61.0 million) term loan facility, a ¥0.7 billion ($6.5 million) consumption tax facility, and a ¥0.4 billion ($3.3 million) debt service reserve facility. The term loan facility matures in September 2038, the consumption tax facility matures in November 2022, and the debt service reserve facility matures in March 2038. The credit facility is secured by pledges of Anamizu’s assets, accounts, material project documents, and by the equity interests in the entity. As of December 31, 2019, the balance outstanding on the term loan facility was $12.1 million.

Anantapur Credit Facility

In March 2018, Anantapur Solar Parks Private Limited, our indirect wholly-owned subsidiary and project company, entered into a term loan facility (the “Anantapur Credit Facility”) with J.P. Morgan Securities India Private Limited for borrowings up to INR 1.2 billion ($18.4 million) for costs related to a 20 MWAC PV solar power plant located in Karnataka, India. The term loan facility matures in February 2021 and is secured by a letter of credit issued by JPMorgan Chase Bank, N.A., Singapore, in favor of the lender. Such letter of credit is secured by a cash deposit placed by First Solar FE Holdings Pte. Ltd. As of December 31, 2019 and 2018, the balance outstanding on the term loan facility was $15.1 million and $16.1 million, respectively.

Tungabhadra Credit Facility

In March 2018, Tungabhadra Solar Parks Private Limited, our indirect wholly-owned subsidiary and project company, entered into a term loan facility (the “Tungabhadra Credit Facility”) with J.P. Morgan Securities India Private Limited for borrowings up to INR 1.0 billion ($15.3 million) for costs related to a 20 MWAC PV solar power plant located in Karnataka, India. The term loan facility matures in February 2021 and is secured by a letter of credit issued by JPMorgan Chase Bank, N.A., Singapore, in favor of the lender. Such letter of credit is secured by a cash deposit placed by First Solar FE Holdings Pte. Ltd. As of December 31, 2019 and 2018, the balance outstanding on the term loan facility was $12.8 million and $13.9 million, respectively.

Beryl Credit Facility

In May 2018, FS NSW Project No 1 Finco Pty Ltd, our indirect wholly-owned subsidiary and project financing company, entered into a term loan facility (the “Beryl Credit Facility”) with MUFG Bank, Ltd.; Société Générale, Hong Kong Branch; and Mizuho Bank, Ltd. for aggregate borrowings up to AUD 146.4 million ($108.1 million) for the development and construction of an 87 MWAC PV solar power plant located in New South Wales, Australia. In October 2018, the borrowing capacity on the Beryl Credit Facility was reduced to AUD 136.4 million ($96.1 million). Accordingly, the credit facility consisted of an AUD 125.4 million ($88.4 million) construction loan facility, an AUD 7.0 million ($4.9 million) GST facility to fund certain taxes associated with the construction of the project, and an AUD 4.0 million ($2.8 million) letter of credit facility. In June 2019, we completed the sale of our Beryl project, and the outstanding balance of the Beryl Credit Facility of $88.0 million was assumed by the customer. As of December 31, 2018, the balance outstanding on the credit facility was $77.0 million.

Variable Interest Rate Risk

Certain of our long-term debt agreements bear interest at prime, LIBOR, TIBOR, BBSY, or equivalent variable rates. An increase in these variable rates would increase the cost of borrowing under our Revolving Credit Facility and certain project specific debt financings. Our long-term debt borrowing rates as of December 31, 2019 were as follows:

Loan Agreement	December 31, 2019
Revolving Credit Facility	3.76%
Luz del Norte Credit Facilities (1)	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
Ishikawa Credit Agreement	Senior loan facility at 6-month TIBOR plus 0.75% (2)
Consumption tax facility at 3-month TIBOR plus 0.5%
Japan Credit Facility	1-month TIBOR plus 0.55%
Tochigi Credit Facility	3-month TIBOR plus 1.0%
Anamizu Credit Facility	Term loan facility at 6-month TIBOR plus 0.70% (2)
Consumption tax facility at 3-month TIBOR plus 0.5%
Debt service reserve facility at 6-month TIBOR plus 1.20%
Anantapur Credit Facility	INR overnight indexed swap rate plus 1.5%
Tungabhadra Credit Facility	INR overnight indexed swap rate plus 1.5%
——————————

(1)	Outstanding balance comprised of $155.8 million of fixed rate loans and $32.2 million of variable rate loans as of December 31, 2019.

(2)
We have entered into interest rate swap contracts to hedge portions of these variable rates. See Note 9. “Derivative Financial Instruments” to our consolidated financial statements for additional information.

During the years ended December 31, 2019, 2018, and 2017, we paid $18.8 million, $16.6 million, and $10.2 million, respectively, of interest related to our long-term debt arrangements.

Future Principal Payments

At December 31, 2019, the future principal payments on our long-term debt were due as follows (in thousands):

Total Debt
2020	$17,684
2021	79,306
2022	19,265
2023	18,284
2024	19,212
Thereafter	329,141
Total long-term debt future principal payments	$482,892

14. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit, bank guarantees, and surety bonds to provide financial and performance assurance to third parties. Our amended and restated Revolving Credit Facility provides us with a sub-limit of $400.0 million to issue letters of credit, subject to certain additional limits depending on the currencies of the letters of credit, at a fee based on the applicable margin for Eurocurrency revolving loans and a fronting fee. As of December 31, 2019, we had $39.3 million in letters of credit issued under our Revolving Credit Facility, leaving $360.7 million of availability for the issuance of additional letters of credit. As of December 31, 2019, we also had $9.8 million of letters of credit under separate agreements that were posted by certain of our foreign subsidiaries and $156.9 million of letters of credit issued under three bilateral facilities, of which $31.8 million was secured with cash, leaving $608.5 million of aggregate available capacity under such agreements and facilities. We also had $89.8 million of surety bonds outstanding, leaving $626.4 million of available bonding capacity under our surety lines as of December 31, 2019. The majority of these letters of credit and surety bonds supported our systems projects.

Purchase Commitments

We purchase raw materials, manufacturing equipment, and various services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help ensure an adequate supply of certain items, we enter into agreements with suppliers that either allow us to procure goods and services when we choose or that establish purchase requirements over the term of the agreement. In certain instances, our purchase agreements allow us to cancel, reschedule, or adjust our purchase requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our purchase commitments are firm and noncancelable or cancelable with a significant penalty. As of December 31, 2019, our obligations under such arrangements were $1.4 billion, of which $0.4 billion related to capital expenditures. We expect to make $0.9 billion of payments under these purchase obligations in 2020.

Product Warranties

When we recognize revenue for module or system sales, we accrue liabilities for the estimated future costs of meeting our limited warranty obligations for both modules and the balance of the systems. We make and revise these estimates based primarily on the number of solar modules under warranty installed at customer locations, our historical experience with and projections of warranty claims, and our estimated per-module replacement costs. We also monitor our expected future module performance through certain quality and reliability testing and actual performance in certain field installation sites. From time to time, we have taken remediation actions with respect to affected modules beyond our limited warranties and may elect to do so in the future, in which case we would incur additional expenses. Such potential voluntary future remediation actions beyond our limited warranty obligations may be material to our consolidated statements of operations if we commit to any such remediation actions.

Product warranty activities during the years ended December 31, 2019, 2018, and 2017 were as follows (in thousands):

	2019	2018	2017
Product warranty liability, beginning of period	$220,692	$224,274	$252,408
Accruals for new warranties issued	17,327	14,132	23,313
Settlements	(22,540)	(11,851)	(11,329)
Changes in estimate of product warranty liability	(85,682)	(5,863)	(40,118)
Product warranty liability, end of period	$129,797	$220,692	$224,274
Current portion of warranty liability	$20,291	$27,657	$28,767
Noncurrent portion of warranty liability	$109,506	$193,035	$195,507

We estimate our limited product warranty liability for power output and defects in materials and workmanship under normal use and service conditions based on return rates for each series of module technology. During the year ended December 31, 2019, we revised this estimate downward based on updated information regarding our warranty claims, which reduced our product warranty liability by $80.0 million. This updated information reflected lower-than-expected return rates for our newer series of module technology, the evolving claims profile of each series, and certain changes to our warranty programs. During the year ended December 31, 2017, we reduced our product warranty liability by $31.3 million as a result of a reduction in the estimated replacement cost of our modules under warranty. Such change in estimate was primarily driven by continued reductions in the manufacturing cost per watt of our solar modules.

In general, we expect the return rates for our newer series of module technology to be lower than our older series. We estimate that the return rate for such newer series of module technology will be less than 1%. As of December 31, 2019, a 1% increase in the return rate across all series of module technology would increase our product warranty liability by $89.8 million, and a 1% increase in the return rate for BoS parts would not have a material impact on the associated warranty liability.

Performance Guarantees

As part of our systems business, we conduct performance testing of a system prior to substantial completion to confirm the system meets its operational and capacity expectations noted in the EPC agreement. In addition, we may provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable period meets or exceeds the modeled energy expectation, after certain adjustments. If there is an underperformance event with regards to these tests, we may incur liquidated damages as specified in the EPC agreement. In certain instances, a bonus payment may be received at the end of the applicable test period if the system performs above a specified level. As of December 31, 2019 and 2018, we accrued $4.6 million and $0.4 million, respectively, for our estimated obligations under such arrangements, which were classified as “Other current liabilities” in our consolidated balance sheets.

As part of our O&M service offerings, we typically offer an effective availability guarantee, which stipulates that a system will be available to generate a certain percentage of total possible energy during a specific period after adjusting for factors outside our control as the service provider, such as weather, curtailment, outages, force majeure, and other conditions that may affect system availability. Effective availability guarantees are only offered as part of our O&M services and terminate at the end of an O&M arrangement. If we fail to meet the contractual threshold for these guarantees, we may incur liquidated damages for certain lost energy. Our O&M agreements typically contain provisions limiting our total potential losses under an agreement, including amounts paid for liquidated damages, to a percentage of O&M fees. Many of our O&M agreements also contain provisions whereby we may receive a bonus payment if system availability exceeds a separate threshold. As of December 31, 2019, we accrued $0.6 million of liquidated damages under our effective availability guarantees, which were classified as “Other current liabilities” in our consolidated balance sheets.

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460-10-35-2 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. We accrued $0.8 million of current indemnification liabilities as of December 31, 2019. We also accrued $4.2 million and $3.0 million of noncurrent indemnification liabilities, respectively, as of December 31, 2019 and 2018. As of December 31, 2019, the maximum potential amount of future payments under our tax related and other indemnifications was $152.8 million, and we held insurance policies allowing us to recover up to $84.9 million of potential amounts paid under the indemnifications covered by the policies.

Contingent Consideration

We may seek to make additions to our advanced-stage project pipeline by actively developing our early-to-mid-stage project pipeline and by pursuing opportunities to acquire projects at various stages of development. In connection with such project acquisitions, we may agree to pay additional amounts to project sellers upon the achievement of certain milestones, such as obtaining a PPA, obtaining financing, or selling the project to a new owner. We recognize a project acquisition contingent liability when we determine that such a liability is both probable and reasonably estimable, and the carrying amount of the related project asset is correspondingly increased. As of December 31, 2019 and 2018, we accrued $2.4 million and $0.7 million of current liabilities, respectively, and $4.5 million and $2.3 million of long-term liabilities, respectively, for project related contingent obligations. Any future differences between the acquisition-date contingent obligation estimate and the ultimate settlement of the obligation are recognized as an adjustment to the project asset, as contingent payments are considered direct and incremental to the underlying value of the related project.

Legal Proceedings

Class Action

On March 15, 2012, a purported class action lawsuit titled Smilovits v. First Solar, Inc., et al., Case No. 2:12-cv-00555-DGC, was filed in the United States District Court for the District of Arizona against the Company and certain of our current and former directors and officers. The complaint was filed on behalf of persons who purchased or otherwise acquired the Company’s publicly traded securities between April 30, 2008 and February 28, 2012 (the “Class Action”). The complaint generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements regarding the Company’s financial performance and prospects. The action included claims for damages, including interest, and an award of reasonable costs and attorneys’ fees to the putative class.

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

On January 5, 2020, First Solar entered into an MOU to settle the Class Action. First Solar agreed to pay a total of $350 million to settle the claims in the Class Action brought on behalf of all persons who purchased or otherwise acquired the Company’s shares between April 30, 2008 and February 28, 2012, in exchange for mutual releases and a dismissal with prejudice of the complaint upon court approval of the settlement. The proposed settlement contains no admission of liability, wrongdoing, or responsibility by any of the parties. As a result of the entry into the MOU, we accrued a loss for the above-referenced settlement in our results of operations for the year ended December 31, 2019. On February 13, 2020, First Solar entered into a stipulation of settlement with certain named plaintiffs on terms and conditions that are consistent with the MOU. On February 14, 2020, the lead plaintiffs filed a motion for preliminary approval of the settlement. The settlement is subject to approval by the Arizona District Court on a schedule to be determined by the court.

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

First Solar and the individual defendants filed a motion to dismiss the complaint on July 16, 2018. On November 27, 2018, the Court granted defendants’ motion to dismiss the plaintiffs’ negligent misrepresentation claim under state law, but otherwise denied defendants’ motion. The plaintiffs have argued that the action is unique from the Class Action and have sought additional discovery. Fact discovery is scheduled to be complete by June 5, 2020, and expert discovery is scheduled to be complete by October 23, 2020. As of December 31, 2019, we accrued $13 million of estimated losses for this action, which represents our best estimate of the lower bound of the costs to resolve this case. The ultimate amount of loss may be materially higher.

Derivative Actions

On July 16, 2013, a derivative complaint was filed in the Superior Court of Arizona, Maricopa County, titled Bargar, et al. v. Ahearn, et al., Case No. CV2013-009938, by a putative stockholder against certain current and former directors and officers of the Company (“Bargar”). The complaint generally alleges that the defendants caused or allowed false and misleading statements to be made concerning the Company’s financial performance and prospects. The action includes claims for, among other things, breach of fiduciary duties, insider trading, unjust enrichment, and waste of corporate assets. By court order on October 3, 2013, the Superior Court of Arizona, Maricopa County granted the parties’ stipulation to defer defendants’ response to the complaint pending resolution of the Class Action or expiration of a stay issued in certain consolidated derivative actions in the Arizona District Court. On November 5, 2013, the matter was placed on the court’s inactive calendar. The parties have jointly sought and obtained multiple requests to continue the stay in this action. Most recently, on November 6, 2019, the court entered an order continuing the stay until March 31, 2020. On December 5, 2019, the court granted a motion by one of two named plaintiffs to voluntarily dismiss that plaintiff’s claims; one named plaintiff remains in the case.

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

15. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2019, 2018, and 2017 along with the reportable segment for each category (in thousands):

Category	Segment	2019	2018	2017
Solar modules	Modules	$1,460,116	$502,001	$806,398
Solar power systems	Systems	1,148,856	1,244,175	1,927,122
EPC services	Systems	291,901	347,560	45,525
O&M services	Systems	107,705	103,186	101,024
Energy generation (1)	Systems	54,539	47,122	58,019
Module plus	Systems	—	—	3,236
Net sales		$3,063,117	$2,244,044	$2,941,324
——————————

(1)
During the year ended December 31, 2017, the majority of energy generated and sold by our PV solar power systems was accounted for under ASC 840 consistent with the classification of the associated PPAs.

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

For certain sales of solar power systems and/or EPC services, we recognize revenue over time using cost based input methods, in which significant judgment is required to evaluate assumptions including the amount of net contract revenues and the total estimated costs to determine our progress toward contract completion. If the estimated total costs on any contract are greater than the net contract revenues, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues or costs to complete contracts are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated.

Changes in estimates for sales of systems and EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) module cost forecast changes, (iii) cost related change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect on our consolidated statements of operations.

The following table outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the years ended December 31, 2019, 2018, and 2017 as well as the number of projects that comprise such changes. For purposes of the table, we only include projects with changes in estimates that have a net impact on revenue of at least $1.0 million during the periods presented with the exception of the sales and use tax matter described below, for which the aggregate change in estimate has been presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	2019	2018	2017
Number of projects (1)	3	24	5

(Decrease) increase in revenue from net changes in transaction prices (in thousands) (1)	$(3,642)	$63,361	$3,579
(Decrease) increase in revenue from net changes in input cost estimates (in thousands)	(23,103)	1,548	5,047
Net (decrease) increase in revenue from net changes in estimates (in thousands)	$(26,745)	$64,909	$8,626

Net change in estimate as a percentage of aggregate revenue	(4.6)%	0.6%	0.6%

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

The following table reflects the changes in our contract assets, which we classify as “Accounts receivable, unbilled” or “Retainage,” and our contract liabilities, which we classify as “Deferred revenue,” for the year ended December 31, 2019 (in thousands):

	2019	2018	Change
Accounts receivable, unbilled	$162,057	$441,666
Retainage	21,416	16,500
Accounts receivable, unbilled and retainage	$183,473	$458,166	$(274,693)	(60)%

Deferred revenue (1)	$394,655	$177,769	$216,886	122%
——————————

(1)	Includes $71.4 million and $48.0 million of long-term deferred revenue classified as “Other liabilities” on our consolidated balance sheets as of December 31, 2019 and 2018, respectively.

For the year ended December 31, 2019, our contract assets decreased by $274.7 million primarily due to billings on the California Flats and Willow Springs projects following the completion of substantially all construction activities and final billings on the Manildra project, which we sold in 2018, partially offset by certain unbilled receivables associated with the sale of the Sun Streams and Sunshine Valley projects and ongoing construction activities at the GA Solar 4 and Phoebe projects. For the year ended December 31, 2019, our contract liabilities increased by $216.9 million primarily as a result of advance payments received for sales of solar modules prior to the step down in the U.S. investment tax credit. During the years ended December 31, 2019 and 2018, we recognized revenue of $117.7 million and $128.7 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

The following table represents our remaining performance obligations as of December 31, 2019 for sales of solar power systems, including uncompleted sold projects and projects under sales contracts subject to conditions precedent. Such table excludes remaining performance obligations for any sales arrangements that had not fully satisfied the criteria to be considered a contract with a customer pursuant to the requirements of ASC 606. We expect to recognize $116.0 million of revenue for such contracts through the later of the substantial completion or the closing dates of the projects.

Project/Location	Project Size in MWAC	Revenue Category	Customer	Expected Year Revenue Recognition Will Be Completed	Percentage of Revenue Recognized
GA Solar 4, Georgia	200	Solar power systems	Origis Energy USA	2020	67%
Sun Streams, Arizona	150	Solar power systems	(1)	2020	94%
Sunshine Valley, Nevada	100	Solar power systems	(1)	2020	96%
Seabrook, South Carolina	72	Solar power systems	Dominion Energy	2020	94%
Japan (multiple locations)	52	Solar power systems	(2)	2020	—%
Windhub A, California	20	Solar power systems	(1)	2020	96%
Total	594

——————————

(1)	EDP Renewables and ConnectGen

(2)	Contracted but not specified

As of December 31, 2019, we had entered into contracts with customers for the future sale of 11.6 GWDC of solar modules for an aggregate transaction price of $3.9 billion. We expect to recognize such amounts as revenue through 2023 as we transfer control of the modules to the customers. While our contracts with customers typically have certain firm purchase commitments, these contracts may be subject to amendments made by us or requested by our customers. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts. In June 2019 and November 2019, we amended certain contracts with customers to reduce the aggregate volume under the contracts by approximately 0.3 GWDC and 0.9 GWDC respectively, as a result of negotiated amendments to make certain accommodations for the customers. As of December 31, 2019, we had entered into O&M contracts covering approximately 12 GWDC of utility-scale PV solar power systems. We expect to recognize $0.5 billion of revenue during the noncancelable term of these O&M contracts over a weighted-average period of 9.2 years.

16. Stockholders’ Equity

Preferred Stock

As of December 31, 2019 and 2018, we had authorized 30,000,000 shares of undesignated preferred stock, $0.001 par value, none of which was issued and outstanding. Our board of directors is authorized to determine the rights, preferences, and restrictions on any series of preferred stock that we may issue.

Common Stock

As of December 31, 2019 and 2018, we had authorized 500,000,000 shares of common stock, $0.001 par value, of which 105,448,921 and 104,885,261 shares, respectively, were issued and outstanding. Each share of common stock is entitled to a single vote. We have not declared or paid any dividends through December 31, 2019.

17. Share-Based Compensation

The following table presents share-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	2019	2018	2017
Cost of sales	$7,541	$6,422	$6,809
Selling, general and administrative	23,741	21,646	22,165
Research and development	5,917	5,714	5,740
Production start-up	230	372	407
Total share-based compensation expense	$37,429	$34,154	$35,121

Share-based compensation expense capitalized in inventory, project assets, and PV solar power systems was $1.2 million and $1.8 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, we had $35.6 million of unrecognized share-based compensation expense related to unvested restricted and performance stock units, which we expect to recognize over a weighted-average period of approximately one year. During the years ended December 31, 2019, 2018, and 2017, we recognized an income tax benefit in our statement of operations of $9.6 million, $9.9 million, and $6.2 million, respectively, related to share-based compensation expense, including any excess tax benefits or deficiencies. We authorize our transfer agent to issue new shares, net of shares withheld for taxes as appropriate, for the vesting of restricted and performance stock units or grants of unrestricted stock.

Share-Based Compensation Plans

During the year ended December 31, 2015, we adopted our 2015 Omnibus Incentive Compensation Plan (“the 2015 Omnibus Plan”), under which directors, officers, employees, and consultants of First Solar (including any of its subsidiaries) are eligible to participate in various forms of share-based compensation. The 2015 Omnibus Plan is administered by the compensation committee (or any other committee designated by our board of directors), which is authorized to, among other things, determine the recipients of grants, the exercise price, and the vesting schedule of any awards made under the 2015 Omnibus Plan. Our board of directors may amend, modify, or terminate the 2015 Omnibus Plan without the approval of our stockholders, except for amendments that would increase the maximum number of shares of our common stock available for awards under the 2015 Omnibus Plan, increase the maximum number of shares of our common stock that may be delivered by incentive stock options, or modify the requirements for participation in the 2015 Omnibus Plan.

The 2015 Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, performance units, cash incentive awards, performance compensation awards, and other equity-based and equity-related awards. In addition, the shares underlying any forfeited, expired, terminated, or canceled awards, or shares surrendered as payment for taxes required to be withheld, become available for new award grants. We may not grant awards under the 2015 Omnibus Plan after 2025, which is the tenth anniversary of the 2015 Omnibus Plan’s approval by our stockholders. As of December 31, 2019, we had 2,524,342 shares available for future issuance under the 2015 Omnibus Plan.

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

In February 2017, the compensation committee approved a long-term incentive program for key executive officers and associates. The program is intended to incentivize retention of our key executive talent, provide a smooth transition from our former key senior talent equity performance program, and align the interests of executive management and stockholders. Specifically, the program consists of (i) performance stock units to be earned over an approximately three-year performance period, which ended in December 2019 and (ii) stub-year grants of separate performance stock units to be earned over an approximately two-year performance period, which ended in December 2018. In February 2019, the compensation committee certified the achievement of the maximum vesting conditions applicable for the stub-year grants. Accordingly, each participant received one share of common stock for each vested performance unit, net of any tax withholdings. Vesting of the remaining 2017 grants of performance stock units is contingent upon the relative attainment of target cost per watt and operating expense metrics, to be certified by the compensation committee.

In April 2018, in continuation of our long-term incentive program for key executive officers and associates, the compensation committee approved additional grants of performance stock units to be earned over an approximately three-year performance period ending in December 2020. Vesting of the 2018 grants of performance stock units is contingent upon the relative attainment of target gross margin, operating expense, and contracted revenue metrics.

In July 2019, the compensation committee approved additional grants of performance stock units for key executive officers. Such grants are expected to be earned over a multi-year performance period ending in December 2021. Vesting of the 2019 grants of performance stock units is contingent upon the relative attainment of target cost per watt, module wattage, gross profit, and operating income metrics.

Vesting of performance stock units is also contingent upon the employment of program participants through the applicable vesting dates, with limited exceptions in case of death, disability, a qualifying retirement, or a change-in-control of First Solar. Outstanding performance stock units are included in the computation of diluted net income per share for the years ended December 31, 2019, 2018, and 2017 based on the number of shares that would be issuable if the end of the reporting period were the end of the contingency period.

The following is a summary of our restricted stock unit activity, including performance stock unit activity, for the year ended December 31, 2019:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units at December 31, 2018	2,474,287	$45.63
Restricted stock units granted (1)	815,801	56.47
Restricted stock units vested	(779,320)	42.56
Restricted stock units forfeited	(99,332)	49.36
Unvested restricted stock units at December 31, 2019	2,411,436	$50.13

——————————

(1)
Restricted stock units granted include the maximum amount of performance stock units available for issuance under our long-term incentive program for key executive officers and associates. The actual number of shares to be issued will depend on the relative attainment of the performance metrics described above.

We estimate the fair value of our restricted stock unit awards based on our stock price on the grant date. For the years ended December 31, 2018 and 2017, the weighted-average grant-date fair value for restricted stock units granted in such years was $67.44 and $32.81, respectively. The total fair value of restricted stock units vested during 2019, 2018, and 2017 was $40.8 million, $32.2 million, and $14.1 million, respectively.

Unrestricted Stock

During the years ended December 31, 2019, 2018, and 2017, we awarded 26,254; 31,190; and 42,773, respectively, of fully vested, unrestricted shares of our common stock to the independent members of our board of directors. Accordingly, we recognized $1.5 million, $1.6 million, and $1.8 million of share-based compensation expense for these awards during the years ended December 31, 2019, 2018, and 2017, respectively.

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

18. Income Taxes

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

As a result of the Tax Act, we remeasured certain deferred tax assets and liabilities based on the tax rate applicable to when the temporary differences are expected to reverse in the future, which is generally 21%, and recorded a provisional tax expense of $6.6 million for the year ended December 31, 2017. During the year ended December 31, 2018, we reduced our provisional tax expense for the remeasurement of deferred tax assets and liabilities by $2.3 million. The transition tax of the Tax Act was based on our total post-1986 foreign earnings and profits, which we previously deferred from U.S. income taxes under prior tax law. During the year ended December 31, 2017, we recorded a provisional transition tax expense of $401.5 million, which we reduced by $8.1 million during the year ended December 31, 2018. We elected to pay the transition tax over an eight-year period, and our outstanding transition tax liability was $76.7 million and $81.2 million as of December 31, 2019 and 2018, respectively, after the utilization of certain tax credits and tax losses and certain installment payments. Our measurement period adjustments for the remeasurement of deferred tax assets and liabilities and the transition tax reduced our effective tax rate by 9.2% for the year ended December 31, 2018.

Although we continue to evaluate our plans for the reinvestment or repatriation of unremitted foreign earnings, we expect to indefinitely reinvest the earnings of our foreign subsidiaries to fund our international operations, with the exception of certain subsidiaries in Canada and Germany. Accordingly, we have not recorded any provision for additional U.S. or foreign withholding taxes related to the outside basis differences of our foreign subsidiaries in which we expect to indefinitely reinvest their earnings.

The U.S. and non-U.S. components of our income or loss before income taxes for the years ended December 31, 2019, 2018, and 2017 were as follows (in thousands):

	2019	2018	2017
U.S. loss	$(239,547)	$(49,353)	$(22,868)
Non-U.S. income	119,418	162,500	224,983
(Loss) income before taxes and equity in earnings	$(120,129)	$113,147	$202,115

The components of our income tax expense or benefit for the years ended December 31, 2019, 2018, and 2017 were as follows (in thousands):

	2019	2018	2017
Current expense (benefit):
Federal	$9,961	$(44,267)	$116,956
State	3,890	(13,568)	3,009
Foreign	41,080	8,788	11,099
Total current expense (benefit)	54,931	(49,047)	131,064
Deferred (benefit) expense:
Federal	(55,647)	31,530	226,570
State	(6,737)	2,387	5,335
Foreign	1,973	18,571	9,027
Total deferred (benefit) expense	(60,411)	52,488	240,932
Total income tax (benefit) expense	$(5,480)	$3,441	$371,996

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

Our income tax results differed from the amount computed by applying the relevant U.S. statutory federal corporate income tax rate to our income or loss before income taxes for the following reasons for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	2019		2018		2017
	Tax	Percent	Tax	Percent	Tax	Percent
Statutory income tax (benefit) expense	$(25,227)	21.0%	$23,761	21.0%	$70,740	35.0%
Provisional effect of Tax Act	—	—%	—	—%	408,090	201.9%
Changes in valuation allowance	(5,735)	4.8%	19,064	16.8%	9,534	4.7%
Foreign tax rate differential	17,195	(14.3)%	14,117	12.5%	(22,048)	(10.9)%
State tax, net of federal benefit	(4,090)	3.4%	(7,580)	(6.7)%	4,397	2.2%
Non-deductible expenses	11,119	(9.3)%	4,636	4.1%	2,703	1.3%
Share-based compensation	(1,594)	1.3%	(2,105)	(1.9)%	1,161	0.6%
Change in tax contingency	7,096	(5.9)%	(6,273)	(5.5)%	959	0.5%
Foreign dividend income	6,718	(5.6)%	16,570	14.6%	540	0.3%
Tax credits	(1,996)	1.7%	(8,431)	(7.5)%	(18,445)	(9.1)%
Return to provision adjustments	14,362	(12.0)%	(25,307)	(22.3)%	(35,191)	(17.4)%
Effect of tax holiday	(26,834)	22.4%	(26,277)	(23.2)%	(46,643)	(23.1)%
Other	3,506	(2.9)%	1,266	1.1%	(3,801)	(1.9)%
Reported income tax (benefit) expense	$(5,480)	4.6%	$3,441	3.0%	$371,996	184.1%

During the years ended December 31, 2019, 2018, and 2017, we made net tax payments of $34.7 million, $58.8 million, and $1.2 million, respectively.

In May 2017, the U.S. federal income tax authority accepted our election to classify certain of our German subsidiaries as disregarded entities of First Solar, Inc. effective January 1, 2017. Accordingly, during the year ended December 31, 2017, we recorded a benefit of $42.1 million through the tax provision to establish a deferred tax asset for excess foreign tax credits generated as a result of the associated election.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities calculated under U.S. GAAP and the amounts calculated for preparing our income tax returns. The items that gave rise to our deferred taxes as of December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Deferred tax assets:
Net operating losses	$165,669	$108,149
Accrued expenses	134,791	55,754
Compensation	22,401	18,564
Tax credits	13,127	—
Long-term contracts	11,215	4,967
Goodwill	5,557	9,223
Inventory	4,020	4,079
Equity in earnings	2,906	2,693
Deferred expenses	2,177	2,165
Property, plant and equipment	—	18,796
Capitalized interest	—	2,948
Other	20,143	17,373
Deferred tax assets, gross	382,006	244,711
Valuation allowance	(151,705)	(159,546)
Deferred tax assets, net of valuation allowance	230,301	85,165
Deferred tax liabilities:
Property, plant and equipment	(77,794)	—
Investment in foreign subsidiaries	(5,554)	(4,425)
Acquisition accounting / basis difference	(5,356)	(5,420)
Restricted investments and derivatives	(4,330)	(7,586)
Capitalized interest	(2,199)	—
Other	(10,790)	(3,093)
Deferred tax liabilities	(106,023)	(20,524)
Net deferred tax assets and liabilities	$124,278	$64,641

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

Changes in the valuation allowance against our deferred tax assets were as follows during the years ended December 31, 2019, 2018, and 2017 (in thousands):

	2019	2018	2017
Valuation allowance, beginning of year	$159,546	$143,818	$123,936
Additions	9,161	29,359	27,591
Reversals	(17,002)	(13,631)	(7,709)
Valuation allowance, end of year	$151,705	$159,546	$143,818

We maintained a valuation allowance of $151.7 million and $159.5 million as of December 31, 2019 and 2018, respectively, against certain of our deferred tax assets, as it is more likely than not that such amounts will not be fully realized. During the year ended December 31, 2019, the valuation allowance decreased by $7.8 million primarily due to the partial release of valuation allowances in jurisdictions with current year operating income, partially offset by an increase in valuation allowances due to current year operating losses in certain other jurisdictions.

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

As of December 31, 2019, we had federal and aggregate state net operating loss carryforwards of $218.3 million and $205.6 million, respectively. As of December 31, 2018, we had federal and aggregate state net operating loss carryforwards of $10.3 million and $72.9 million, respectively. If not used, the federal net operating loss carryforwards incurred prior to 2018 will begin to expire in 2030, and the state net operating loss carryforwards will begin to expire in 2029. Federal net operating losses arising in tax years beginning in 2018 may be carried forward indefinitely but may not be carried back, and the associated deduction is limited to 80% of taxable income. The utilization of our net operating loss carryforwards is also subject to an annual limitation under Section 382 of the Internal Revenue Code due to changes in ownership. Based on our analysis, we do not believe such limitation will impact our realization of the net operating loss carryforwards as we anticipate utilizing them prior to expiration.

As of December 31, 2019, we had U.S. foreign tax credit carryforwards of $11.8 million and federal and state research and development credit carryforwards of $2.9 million available to reduce future federal and state income tax liabilities. If not used, the U.S. foreign tax credits and research and development credits will begin to expire in 2029 and 2040, respectively.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands):

	2019	2018	2017
Unrecognized tax benefits, beginning of year	$72,193	$84,173	$89,256
Increases related to prior year tax positions	800	—	3,827
Decreases related to prior year tax positions	—	(2,979)	—
Decreases from lapse in statute of limitations	(1,539)	(10,704)	(11,840)
Decreases relating to settlements with authorities	—	—	(2,494)
Increases related to current tax positions	715	1,703	5,424
Unrecognized tax benefits, end of year	$72,169	$72,193	$84,173

If recognized, $69.8 million of unrecognized tax benefits, excluding interest and penalties, would reduce our annual effective tax rate. Due to the uncertain and complex application of tax laws and regulations, it is possible that the ultimate resolution of uncertain tax positions may result in liabilities that could be materially different from these estimates. In such an event, we will record additional tax expense or benefit in the period in which such resolution occurs. Our policy is to recognize any interest and penalties that we may incur related to our tax positions as a component of income tax expense or benefit. During the years ended December 31, 2019, 2018, and 2017, we recognized interest and penalties of $7.9 million, $5.3 million, and $5.5 million, respectively, related to unrecognized tax benefits. It is reasonably possible that $58.6 million of uncertain tax positions will be recognized within the next 12 months due to the expiration of the statute of limitations associated with such positions.

We are subject to audit by federal, state, local, and foreign tax authorities. During the year ended December 31, 2017, we settled certain examinations in Germany, which resulted in a discrete tax expense of $2.5 million. We are currently under examination in Chile, India, Malaysia, and the state of California. We believe that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed by our tax examinations are not resolved in a manner consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which we operate:

Tax Years
Australia	2014 - 2018
Japan	2014 - 2018
Malaysia	2014 - 2018
United States	2008 - 2009; 2015 - 2018

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

19. Net (Loss) Income per Share

The calculation of basic and diluted net (loss) income per share for the years ended December 31, 2019, 2018, and 2017 was as follows (in thousands, except per share amounts):

	2019	2018	2017
Basic net (loss) income per share
Numerator:
Net (loss) income	$(114,933)	$144,326	$(165,615)
Denominator:
Weighted-average common shares outstanding	105,310	104,745	104,328

Diluted net (loss) income per share
Denominator:
Weighted-average common shares outstanding	105,310	104,745	104,328
Effect of restricted and performance stock units and stock purchase plan shares	—	1,368	—
Weighted-average shares used in computing diluted net (loss) income per share	105,310	106,113	104,328

Net (loss) income per share:
Basic	$(1.09)	$1.38	$(1.59)
Diluted	$(1.09)	$1.36	$(1.59)

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income per share for the years ended December 31, 2019, 2018, and 2017 as such shares would have had an anti-dilutive effect (in thousands):

	2019	2018	2017
Anti-dilutive shares	868	299	1,021

20. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the year ended December 31, 2019 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Investments	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2018	$(66,380)	$10,641	$1,273	$(54,466)
Other comprehensive (loss) income before reclassifications	(5,859)	21,905	(1,086)	14,960
Amounts reclassified from accumulated other comprehensive loss	(1,190)	(40,621)	(1,205)	(43,016)
Net tax effect	—	3,046	142	3,188
Net other comprehensive loss	(7,049)	(15,670)	(2,149)	(24,868)
Balance as of December 31, 2019	$(73,429)	$(5,029)	$(876)	$(79,334)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017 (in thousands):

Comprehensive Income Components	Income Statement Line Item	2019	2018	2017
Foreign currency translation adjustment	Cost of sales	$1,190	$—	$—
Unrealized gain on marketable securities and restricted investments	Other income, net	$40,621	$55,405	$49
Unrealized gain (loss) on derivative contracts:
Foreign exchange forward contracts	Net sales	124	(1,698)	—
Foreign exchange forward contracts	Cost of sales	1,081	(212)	—
Foreign exchange forward contracts	Foreign currency income (loss), net	—	(5,448)	—
Foreign exchange forward contracts	Other income, net	—	546	(189)
		1,205	(6,812)	(189)
Total amount reclassified		$43,016	$48,593	$(140)

21. Segment and Geographical Information

We operate our business in two segments. Our modules segment involves the design, manufacture, and sale of CdTe solar modules, which convert sunlight into electricity. Third-party customers of our modules segment include integrators and operators of PV solar power systems. Our second segment is our systems segment, through which we provide power plant solutions, which include (i) project development, (ii) EPC services, and (iii) O&M services. We may provide any combination of individual products and services within such capabilities (including, with respect to EPC services, by contracting with third parties) depending upon the customer and market opportunity. Our systems segment customers include utilities, independent power producers, commercial and industrial companies, and other system owners. As part of our systems segment, we may also temporarily own and operate certain of our systems for a period of time based on strategic opportunities or market factors.

In September 2019, we announced our transition from an internal EPC service model in the United States to an external model, in which we expect to leverage the capabilities of third-party EPC services in providing power plant solutions to our systems segment customers. This transition is not expected to affect any projects currently under construction.

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

The following tables present certain financial information for our reportable segments for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31, 2019
	Modules	Systems	Total
Net sales	$1,460,116	$1,603,001	$3,063,117
Gross profit	290,079	259,133	549,212
Depreciation and amortization expense	161,993	21,708	183,701
Goodwill	14,462	—	14,462

	Year Ended December 31, 2018
	Modules	Systems	Total
Net sales	$502,001	$1,742,043	$2,244,044
Gross (loss) profit	(50,467)	442,644	392,177
Depreciation and amortization expense	85,797	18,647	104,444
Goodwill	14,462	—	14,462

	Year Ended December 31, 2017
	Modules	Systems	Total
Net sales	$806,398	$2,134,926	$2,941,324
Gross profit	112,338	436,609	548,947
Depreciation and amortization expense	67,597	24,302	91,899

The following table presents net sales for the years ended December 31, 2019, 2018, and 2017 by geographic region, based on the customer country of invoicing (in thousands):

	2019	2018	2017
United States	$2,659,940	$1,478,034	$2,273,774
Australia	138,327	153,163	108,643
France	88,816	28,796	62,953
Japan	34,234	234,814	4,405
India	7,451	232,130	141,491
Turkey	426	19,354	124,433
All other foreign countries	133,923	97,753	225,625
Net sales	$3,063,117	$2,244,044	$2,941,324

The following table presents long-lived assets, which include property, plant and equipment, PV solar power systems, project assets (current and noncurrent), and operating lease assets as of December 31, 2019 and 2018 by geographic region, based on the physical location of the assets (in thousands):

	2019	2018
United States	$1,077,593	$659,854
Vietnam	699,841	702,071
Malaysia	637,322	532,418
Japan	416,375	319,571
Chile	234,470	240,495
All other foreign countries	75,356	108,871
Long-lived assets	$3,140,957	$2,563,280

22. Concentrations of Risks

Customer Concentration. The following customers each comprised 10% or more of our total net sales for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
	% of Net Sales	% of Net Sales	% of Net Sales
Customer #1	16%	*	*
Customer #2	*	16%	*
Customer #3	*	13%	47%
——————————

*	Net sales for these customers were less than 10% of our total net sales for the period.

Geographic Risk. During the year ended December 31, 2019, our third-party solar module and solar power system net sales were predominantly in the United States. The concentration of our net sales in a limited number of geographic regions exposes us to local economic, public policy, and regulatory risks in such regions.

Production. Our products include components that are available from a limited number of suppliers or sources. Shortages of essential components could occur due to increases in demand or interruptions of supply, thereby adversely affecting our ability to meet customer demand for our products. Our solar modules are currently produced at our facilities in Perrysburg, Ohio; Lake Township, Ohio; Kulim, Malaysia; and Ho Chi Minh City, Vietnam. Damage to or disruption of these facilities could interrupt our business and adversely affect our ability to generate net sales.

INDEX TO EXHIBITS

The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of First Solar, Inc.	S-1/A	333-135574	10/25/06	3.1
3.2	Amended and Restated Bylaws of First Solar, Inc.	10-Q	001-33156	5/5/17	3.1
*4.1	Description of the Registrant’s Securities	—	—	—	—
10.1	Form of Change in Control Severance Agreement	S-1/A	333-135574	10/25/06	10.15
10.2	Form of Director and Officer Indemnification Agreement	10-K	001-33156	2/27/13	10.20
10.3	Credit Agreement, dated as of September 4, 2009, among First Solar, Inc., First Solar Manufacturing GmbH, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America and The Royal Bank of Scotland plc, as Documentation Agents, and Credit Suisse, Cayman Islands Branch, as Syndication Agent	8-K	001-33156	9/10/09	10.1
10.4	Charge of Company Shares, dated as of September 4, 2009, between First Solar, Inc., as Chargor, and JPMorgan Chase Bank, N.A., as Security Agent, relating to 66% of the shares of First Solar FE Holdings Pte. Ltd. (Singapore)	8-K	001-33156	9/10/09	10.2
10.5	German Share Pledge Agreements, dated as of September 4, 2009, between First Solar, Inc., First Solar Holdings GmbH, First Solar Manufacturing GmbH, First Solar GmbH, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.3
10.6	Guarantee and Collateral Agreement, dated as of September 4, 2009, by First Solar, Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.4
10.7	Guarantee, dated as of September 8, 2009, between First Solar Holdings GmbH, First Solar GmbH, First Solar Manufacturing GmbH, as German Guarantors, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.5
10.8	Assignment Agreement, dated as of September 4, 2009, between First Solar Holdings GmbH and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.6
10.9	Assignment Agreement, dated as of September 4, 2009, between First Solar GmbH and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.7
10.10	Assignment Agreement, dated as of September 8, 2009, between First Solar Manufacturing GmbH and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-33156	9/10/09	10.8
10.11	Security Trust Agreement, dated as of September 4, 2009, between First Solar, Inc., First Solar Holdings GmbH, First Solar GmbH, First Solar Manufacturing GmbH, as Security Grantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other Secured Parties party thereto	8-K	001-33156	9/10/09	10.9
10.12	Amended and Restated Credit Agreement, dated as of October 15, 2010, among First Solar, Inc., the borrowing subsidiaries party thereto, the lenders party thereto, Bank of America N.A. and The Royal Bank of Scotland PLC, as documentation agents, Credit Suisse, Cayman Islands Branch, as syndication agent and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33156	10/20/10	10.1
10.13	First Solar, Inc. 2010 Omnibus Incentive Compensation Plan	DEF 14A	001-33156	4/20/10	App. A
10.14	First Solar, Inc. Stock Purchase Plan	DEF 14A	001-33156	4/20/10	App. B

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
10.15	Employment Agreement, dated March 15, 2011, and Change in Control Severance Agreement, dated April 4, 2011 between First Solar, Inc. and Mark Widmar	10-Q	001-33156	5/5/11	10.3
10.16	First Amendment, dated as of May 6, 2011, to the Amended and Restated Credit Agreement, dated as of October 15, 2010, among First Solar, Inc., the borrowing subsidiaries party thereto, the lenders party thereto, Bank of America, N.A. and The Royal Bank of Scotland plc, as documentation agents, Credit Suisse, Cayman Islands Branch, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33156	5/12/11	10.1
10.17	Second Amendment and Waiver, dated as of June 30, 2011, to the Amended and Restated Credit Agreement, dated as of October 15, 2010, among First Solar, Inc., the lenders party thereto, Bank of America, N.A. and The Royal Bank of Scotland plc, as documentation agents, Credit Suisse, Cayman Islands Branch, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33156	7/14/11	10.1
10.18	Employment Agreement, effective July 1, 2012, and Change in Control Severance Agreement, effective July 1, 2012 between First Solar, Inc. and Georges Antoun	10-Q	001-33156	8/3/12	10.1
10.19	Third Amendment, dated as of October 23, 2012 to the Amended and Restated Credit Agreement dated as of October 15, 2010, among First Solar, Inc., the lenders party thereto, Bank of America, N.A. and The Royal Bank of Scotland plc, as documentation agents, Credit Suisse, Cayman Islands Branch, as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33156	10/26/12	10.1
10.20	Non-Competition and Non-Solicitation Agreement, effective as of March 15, 2011, between First Solar, Inc. and Mark Widmar	10-Q	001-33156	5/7/13	10.2
10.21	Change in Control Severance Agreement, effective as of July 1, 2012, between First Solar, Inc. and Georges Antoun	10-Q	001-33156	5/7/13	10.3
10.22	Fourth Amendment dated as of July 15, 2013, to the Amended and Restated Credit Agreement, dated as of October 15, 2010, among First Solar, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33156	7/19/13	10.1
10.23	Amended and Restated Guarantee and Collateral Agreement, dated as of July 15, 2013, by First Solar, Inc., First Solar Electric, LLC, First Solar Electric (California), Inc. and First Solar Development, LLC in favor of JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33156	7/19/13	10.2
10.24	Amendment to Change in Control Severance Agreement	10-Q	001-33156	8/7/13	10.1
10.25	Employment Agreement, effective March 3, 2014, and Change in Control Severance Agreement, effective March 3, 2014 between First Solar, Inc. and Paul Kaleta	10-K	001-33156	2/26/14	10.1
10.26	Restricted Cash Assignment of Deposits	10-Q	001-33156	8/6/14	10.2
10.27	First Solar, Inc. 2015 Omnibus Incentive Compensation Plan	DEF 14A	001-33156	4/8/15	App. A
10.28	Fifth Amendment, dated as of June 3, 2015, to the Amended and Restated Credit Agreement, dated as of October 15, 2010, among First Solar, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33156	6/5/15	10.1
10.29	Employment Agreement, effective as of July 25, 2011, and Change in Control Severance Agreement, effective as of October 25, 2011 and amended as of August 1, 2013, between First Solar, Inc. and Philip Tymen deJong	10-K	001-33156	2/24/16	10.23
10.30	Employment Agreement, effective as of May 1, 2012, and Change in Control Severance Agreement, effective as of May 1, 2012 and amended as of August 1, 2013, between First Solar, Inc. and Raffi Garabedian	10-K	001-33156	2/24/16	10.24

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
10.31	Employment Agreement, effective as of February 17, 2016, and Change in Control Severance Agreement, effective as of February 17, 2016 between First Solar, Inc. and Chris Bueter	10-K	001-33156	2/24/16	10.26
10.32	Amendment to Employment Agreement, effective as of July 1, 2016, between First Solar, Inc. and Mark Widmar, and Amendment to Non-Competition and Non-Solicitation Agreement, effective as of July 1, 2016, between First Solar, Inc. and Mark Widmar, and Second Amendment to Change-in-Control Severance Agreement, effective as of July 1, 2016, between First Solar, Inc. and Mark Widmar	10-Q	001-33156	4/28/16	10.1
10.33	Employment Agreement, effective as of October 24, 2016, and Change-in-Control Severance Agreement, effective as of October 24, 2016, between First Solar, Inc. and Alexander Bradley	10-Q	001-33156	11/3/16	10.1
*10.34	Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of October 7, 2019 between First Solar, Inc. and Caroline Stockdale	—	—	—	—
10.35	Sixth Amendment, dated as of January 20, 2017, to the Amended and Restated Credit Agreement, dated as of October 15, 2010, among First Solar, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33156	1/27/17	10.1
10.36	Form of Performance Unit Award Agreement - Form Perf Unit-006	10-K	001-33156	2/22/17	10.33
10.37	Form of Grant Notice for Executive Performance Equity Plan	10-Q	001-33156	5/5/17	10.1
10.38	Second Amended and Restated Credit Agreement, dated as of July 10, 2017, among First Solar, Inc., the borrowing subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33156	7/14/17	10.1
10.39	Form of Grant Notice for Executive Performance Equity Plan	10-Q	001-33156	7/27/18	10.1
10.40	Form of Grant Notice for CEO Leadership Equity Plan	10-Q	001-33156	7/27/18	10.2
10.41	Form of Performance Unit Award Agreement - Form Perf Unit-008	10-Q	001-33156	7/27/18	10.3
10.42	Form of Performance Unit Award Agreement - Form Perf Unit-009	10-K	001-33156	2/22/19	10.45
*10.43	Form of RSU Award Agreement	—	—	—	—
*10.44	Form of Option Award Agreement	—	—	—	—
*10.45	Form of Share Award Agreement	—	—	—	—
*10.46	Form of Performance Unit Award Agreement - Form Perf Unit-010	—	—	—	—
*10.47	Form of Cash Incentive Award Agreement	—	—	—	—
10.48	Form of Grant Notice for 2019-2021 Executive Performance Equity Plan	10-Q	001-33156	10/24/19	10.1
*21.1	List of Subsidiaries of First Solar, Inc.	—	—	—	—
*23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	—
*31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended	—	—	—	—
*31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended	—	—	—	—
†*32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—
*101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—
*101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—
*101.LAB	XBRL Taxonomy Label Linkbase Document	—	—	—	—
*101.PRE	XBRL Taxonomy Extension Presentation Document	—	—	—	—
*104	Cover page formatted as Inline XBRL and contained in Exhibit 101	—	—	—	—
——————————

*	Filed herewith.

†
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

FIRST SOLAR, INC.

February 20, 2020	By:	/s/ BYRON JEFFERS
	Name:	Byron Jeffers
	Title:	Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK R. WIDMAR	Chief Executive Officer and Director	February 20, 2020
Mark R. Widmar

/s/ ALEXANDER R. BRADLEY	Chief Financial Officer	February 20, 2020
Alexander R. Bradley

/s/ MICHAEL J. AHEARN	Chairman of the Board of Directors	February 20, 2020
Michael J. Ahearn

/s/ SHARON L. ALLEN	Director	February 20, 2020
Sharon L. Allen

/s/ RICHARD D. CHAPMAN	Director	February 20, 2020
Richard D. Chapman

/s/ GEORGE A. HAMBRO	Director	February 20, 2020
George A. Hambro

/s/ MOLLY E. JOSEPH	Director	February 20, 2020
Molly Joseph

/s/ CRAIG KENNEDY	Director	February 20, 2020
Craig Kennedy

/s/ WILLIAM J. POST	Director	February 20, 2020
William J. Post

/s/ PAUL H. STEBBINS	Director	February 20, 2020
Paul H. Stebbins

/s/ MICHAEL SWEENEY	Director	February 20, 2020
Michael Sweeney