Form 10-Q
period 2020-06-30
FIRST SOLAR, INC.
filed 2020-08-07
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

As of July 31, 2020, 105,964,982 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$642,411	$584,956	$1,174,535	$1,116,934
Cost of sales	504,951	507,774	946,737	1,039,640
Gross profit	137,460	77,182	227,798	77,294
Operating expenses:
Selling, general and administrative	51,770	50,934	110,357	96,286
Research and development	22,483	24,395	48,096	46,272
Production start-up	6,311	10,437	10,793	19,959
Litigation loss	6,000	—	6,000	—
Total operating expenses	86,564	85,766	175,246	162,517
Operating income (loss)	50,896	(8,584)	52,552	(85,223)
Foreign currency (loss) income, net	(1,299)	1,726	(1,697)	1,898
Interest income	3,674	13,510	13,004	27,769
Interest expense, net	(3,254)	(8,921)	(10,043)	(19,042)
Other expense, net	(3,195)	(4,438)	(5,417)	(929)
Income (loss) before taxes and equity in earnings	46,822	(6,707)	48,399	(75,527)
Income tax (expense) benefit	(10,214)	(11,744)	79,001	(10,350)
Equity in earnings, net of tax	303	(97)	215	(270)
Net income (loss)	$36,911	$(18,548)	$127,615	$(86,147)

Net income (loss) per share:
Basic	$0.35	$(0.18)	$1.21	$(0.82)
Diluted	$0.35	$(0.18)	$1.20	$(0.82)
Weighted-average number of shares used in per share calculations:
Basic	105,927	105,369	105,761	105,208
Diluted	106,473	105,369	106,429	105,208

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$36,911	$(18,548)	$127,615	$(86,147)
Other comprehensive income:
Foreign currency translation adjustments	5,374	1,467	(2,690)	325
Unrealized gain on marketable securities and restricted marketable securities, net of tax of $(975), $(417), $(586), and $560	11,826	11,905	14,678	8,558
Unrealized (loss) gain on derivative instruments, net of tax of $(7), $358, $(86), and $331	(810)	(1,279)	86	(1,337)
Other comprehensive income	16,390	12,093	12,074	7,546
Comprehensive income (loss)	$53,301	$(6,455)	$139,689	$(78,601)

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,052,700	$1,352,741
Marketable securities (amortized cost of $494,000 and allowance for credit losses of $124 at June 30, 2020)	494,080	811,506
Accounts receivable trade	291,018	476,425
Less: allowance for credit losses	(3,334)	(1,386)
Accounts receivable trade, net	287,684	475,039
Accounts receivable, unbilled and retainage	64,773	183,473
Less: allowance for credit losses	(734)	—
Accounts receivable, unbilled and retainage, net	64,039	183,473
Inventories	518,242	443,513
Balance of systems parts	34,536	53,583
Project assets	591	3,524
Prepaid expenses and other current assets	279,304	276,455
Total current assets	2,731,176	3,599,834
Property, plant and equipment, net	2,324,413	2,181,149
PV solar power systems, net	465,543	476,977
Project assets	381,559	333,596
Deferred tax assets, net	204,942	130,771
Restricted marketable securities (amortized cost of $243,367 and allowance for credit losses of $0 at June 30, 2020)	253,236	223,785
Goodwill	14,462	14,462
Intangible assets, net	61,194	64,543
Inventories	185,028	160,646
Other assets	451,065	329,926
Total assets	$7,072,618	$7,515,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,800	$218,081
Income taxes payable	16,951	17,010
Accrued expenses	310,649	351,260
Current portion of long-term debt	77,029	17,510
Deferred revenue	130,575	323,217
Accrued litigation	19,000	363,000
Other current liabilities	34,032	28,130
Total current liabilities	747,036	1,318,208
Accrued solar module collection and recycling liability	140,539	137,761
Long-term debt	387,727	454,187
Other liabilities	570,520	508,766
Total liabilities	1,845,822	2,418,922
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 105,960,516 and 105,448,921 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	106	105
Additional paid-in capital	2,848,928	2,849,376
Accumulated earnings	2,445,022	2,326,620
Accumulated other comprehensive loss	(67,260)	(79,334)
Total stockholders’ equity	5,226,796	5,096,767
Total liabilities and stockholders’ equity	$7,072,618	$7,515,689

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2020	105,906	$106	$2,844,055	$2,408,111	$(83,650)	$5,168,622
Net income	—	—	—	36,911	—	36,911
Other comprehensive income	—	—	—	—	16,390	16,390
Common stock issued for share-based compensation	56	—	1,362	—	—	1,362
Tax withholding related to vesting of restricted stock	(1)	—	(85)	—	—	(85)
Share-based compensation expense	—	—	3,596	—	—	3,596
Balance at June 30, 2020	105,961	$106	$2,848,928	$2,445,022	$(67,260)	$5,226,796

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2019	105,353	$105	$2,814,115	$2,373,954	$(59,013)	$5,129,161
Net loss	—	—	—	(18,548)	—	(18,548)
Other comprehensive income	—	—	—	—	12,093	12,093
Common stock issued for share-based compensation	38	—	1,672	—	—	1,672
Tax withholding related to vesting of restricted stock	(1)	—	(68)	—	—	(68)
Share-based compensation expense	—	—	10,814	—	—	10,814
Balance at June 30, 2019	105,390	$105	$2,826,533	$2,355,406	$(46,920)	$5,135,124

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount
Balance at December 31, 2019	105,449	$105	$2,849,376	$2,326,620	$(79,334)	$5,096,767
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	—	—	(9,213)	—	(9,213)
Net income	—	—	—	127,615	—	127,615
Other comprehensive income	—	—	—	—	12,074	12,074
Common stock issued for share-based compensation	789	1	1,362	—	—	1,363
Tax withholding related to vesting of restricted stock	(277)	—	(12,764)	—	—	(12,764)
Share-based compensation expense	—	—	10,954	—	—	10,954
Balance at June 30, 2020	105,961	$106	$2,848,928	$2,445,022	$(67,260)	$5,226,796

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount
Balance at December 31, 2018	104,885	$105	$2,825,211	$2,441,553	$(54,466)	$5,212,403
Net loss	—	—	—	(86,147)	—	(86,147)
Other comprehensive income	—	—	—	—	7,546	7,546
Common stock issued for share-based compensation	805	1	1,672	—	—	1,673
Tax withholding related to vesting of restricted stock	(300)	(1)	(15,731)	—	—	(15,732)
Share-based compensation expense	—	—	15,381	—	—	15,381
Balance at June 30, 2019	105,390	105	2,826,533	2,355,406	(46,920)	5,135,124

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$127,615	$(86,147)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation, amortization and accretion	113,876	98,816
Impairments and net losses on disposal of long-lived assets	6,611	1,212
Share-based compensation	10,980	15,782
Equity in earnings, net of tax	(215)	270
Remeasurement of monetary assets and liabilities	487	(917)
Deferred income taxes	(72,706)	1,508
Gains on sales of marketable securities and restricted marketable securities	(15,337)	(15,016)
Liabilities assumed by customer for the sale of systems	—	(88,050)
Other, net	16,193	197
Changes in operating assets and liabilities:
Accounts receivable, trade, unbilled and retainage	303,030	188,300
Prepaid expenses and other current assets	14,412	(36,553)
Inventories and balance of systems parts	(80,071)	(253,028)
Project assets and PV solar power systems	(43,074)	(23,572)
Other assets	(46,720)	(3,231)
Income tax receivable and payable	(8,533)	(22,504)
Accounts payable	(43,524)	5,505
Accrued expenses and other liabilities	(642,793)	(74,393)
Accrued solar module collection and recycling liability	2,674	1,951
Net cash used in operating activities	(357,095)	(289,870)
Cash flows from investing activities:
Purchases of property, plant and equipment	(220,952)	(327,836)
Purchases of marketable securities and restricted marketable securities	(541,266)	(380,900)
Proceeds from sales and maturities of marketable securities and restricted marketable securities	857,130	687,951
Other investing activities	(13,625)	2,899
Net cash provided by (used in) investing activities	81,287	(17,886)
Cash flows from financing activities:
Repayment of long-term debt	(9,101)	(10,583)
Proceeds from borrowings under long-term debt, net of discounts and issuance costs	—	107,396
Payments of tax withholdings for restricted shares	(12,764)	(15,731)
Other financing activities	(804)	(363)
Net cash (used in) provided by financing activities	(22,669)	80,719
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(222)	(2,018)
Net decrease in cash, cash equivalents and restricted cash	(298,699)	(229,055)
Cash, cash equivalents and restricted cash, beginning of the period	1,446,510	1,562,623
Cash, cash equivalents and restricted cash, end of the period	$1,147,811	$1,333,568
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$99,290	$148,316

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other period. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K, which has been filed with the SEC.

Unless expressly stated or the context otherwise requires, the terms “the Company,” “we,” “us,” “our,” and “First Solar” refer to First Solar, Inc. and its consolidated subsidiaries, and the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report.

2. Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), to provide financial statement users with more useful information about expected credit losses. ASU 2016-13 replaces the historical incurred loss model with a model that reflects current expected credit losses (“CECL”), which requires consideration of a broader range of information to measure credit losses and determine the timing of when such losses are recorded. The CECL model is applicable to certain financial assets measured at amortized cost that subject us to credit risk, including cash equivalents, trade accounts receivable, unbilled accounts receivable and retainage, and notes receivable. In addition, ASU 2016-13 amended certain aspects of the accounting for available-for-sale debt securities, including the presentation of credit losses as an allowance against, rather than a write-down of, the fair value of such securities. Furthermore, a credit loss is only considered when a security is in an unrealized loss position, is limited to the difference between such security’s fair value and amortized cost basis, and is recorded directly to “Other expense, net.” Any remaining unrealized loss is recorded to “Accumulated other comprehensive loss” until realized.

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

3. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents:
Cash	$1,052,308	$1,345,419
Money market funds	392	7,322
Total cash and cash equivalents	1,052,700	1,352,741
Marketable securities:
Foreign debt	261,955	387,820
Foreign government obligations	—	22,011
U.S. debt	48,697	66,134
Time deposits	183,428	335,541
Total marketable securities	494,080	811,506
Total cash, cash equivalents, and marketable securities	$1,546,780	$2,164,247

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 to the total of such amounts as presented in the condensed consolidated statement of cash flows (in thousands):

	Balance Sheet Line Item	June 30, 2020	December 31, 2019
Cash and cash equivalents	Cash and cash equivalents	$1,052,700	$1,352,741
Restricted cash – current	Prepaid expenses and other current assets	51,306	13,697
Restricted cash – noncurrent	Other assets	43,805	80,072
Total cash, cash equivalents, and restricted cash		$1,147,811	$1,446,510

During the three and six months ended June 30, 2020, we sold marketable securities for proceeds of $29.7 million and $160.5 million, respectively, and realized gains of $0.2 million on such sales. During the three and six months ended June 30, 2019, we sold marketable securities for proceeds of $20.0 million and realized no gain or loss on the sale. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$261,776	$429	$211	$39	$261,955
U.S. debt	48,717	135	149	6	48,697
Time deposits	183,507	—	—	79	183,428
Total	$494,000	$564	$360	$124	$494,080

	As of December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign debt	$387,775	$551	$506	$387,820
Foreign government obligations	21,991	20	—	22,011
U.S. debt	65,970	176	12	66,134
Time deposits	335,541	—	—	335,541
Total	$811,277	$747	$518	$811,506

The following table presents the change in the allowance for credit losses related to our available-for-sale marketable securities for the six months ended June 30, 2020 (in thousands):

Marketable Securities
Balance as of December 31, 2019	$—
Cumulative-effect adjustment for the adoption of ASU 2016-13	207
Provision for credit losses, net	204
Sales and maturities of marketable securities	(287)
Balance as of June 30, 2020	$124

The contractual maturities of our marketable securities as of June 30, 2020 were as follows (in thousands):

Fair Value
One year or less	$281,884
One year to two years	159,917
Two years to three years	52,279
Total	$494,080

4. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Foreign government obligations	$132,883	$126,066
U.S. government obligations	120,353	97,719
Total restricted marketable securities	$253,236	$223,785

Our restricted marketable securities represent long-term marketable securities held in custodial accounts to fund the estimated future costs of collecting and recycling modules covered under our solar module collection and recycling program. As of June 30, 2020 and December 31, 2019, such custodial accounts also included noncurrent restricted cash balances of $0.7 million and less than $0.1 million, respectively, which were reported within “Other assets.” As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years. To ensure that amounts previously funded will be available in the future regardless of potential adverse changes in our financial condition (even in the case of our own insolvency), we have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds.

During the six months ended June 30, 2020, we sold certain restricted marketable securities for proceeds of $115.2 million, realized gains of $15.1 million on such sales, and repurchased $114.5 million of restricted marketable securities as part of our ongoing management of the custodial accounts. During the six months ended June 30, 2019, we sold certain restricted marketable securities for proceeds of $47.9 million and realized gains of $15.0 million on such sales as part of efforts to align the currencies of the investments with those of the corresponding collection and recycling liabilities and disbursed $14.9 million of overfunded amounts. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted marketable securities.

The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$128,381	$4,502	$—	$—	$132,883
U.S. government obligations	114,986	5,367	—	—	120,353
Total	$243,367	$9,869	$—	$—	$253,236

	As of December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign government obligations	$129,499	$—	$3,433	$126,066
U.S. government obligations	99,700	—	1,981	97,719
Total	$229,199	$—	$5,414	$223,785

The following table presents the change in the allowance for credit losses related to our restricted marketable securities for the six months ended June 30, 2020 (in thousands):

Restricted Marketable Securities
Balance as of December 31, 2019	$—
Cumulative-effect adjustment for the adoption of ASU 2016-13	54
Provision for credit losses, net	(29)
Sales of restricted marketable securities	(25)
Balance as of June 30, 2020	$—

As of June 30, 2020, the contractual maturities of our restricted marketable securities were between 10 years and 21 years.

5. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable trade, gross	$291,018	$476,425
Allowance for credit losses	(3,334)	(1,386)
Accounts receivable trade, net	$287,684	$475,039

At June 30, 2020 and December 31, 2019, $44.8 million and $44.9 million, respectively, of our trade accounts receivable were secured by letters of credit, bank guarantees, surety bonds, or other forms of financial security issued by creditworthy financial institutions.

Accounts receivable, unbilled and retainage, net

Accounts receivable, unbilled and retainage, net consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable, unbilled	$46,385	$162,057
Retainage	18,388	21,416
Allowance for credit losses	(734)	—
Accounts receivable, unbilled and retainage, net	$64,039	$183,473

Allowance for credit losses

The following table presents the change in the allowances for credit losses related to our accounts receivable for the six months ended June 30, 2020 (in thousands):

	Accounts Receivable Trade	Accounts Receivable, Unbilled and Retainage
Balance as of December 31, 2019	$(1,386)	$—
Cumulative-effect adjustment for the adoption of ASU 2016-13	(171)	(459)
Provision for credit losses, net (1)	(2,235)	(275)
Writeoffs	458	—
Balance as of June 30, 2020	$(3,334)	$(734)
——————————
(1)Includes credit losses for trade accounts receivable and unbilled accounts receivable of $2.2 million and $0.5 million, respectively, to reflect our estimate of expected credit losses attributable to the current economic conditions resulting from the ongoing COVID-19 pandemic.

Inventories

Inventories consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$260,027	$248,756
Work in process	68,244	59,924
Finished goods	374,999	295,479
Inventories	$703,270	$604,159
Inventories – current	$518,242	$443,513
Inventories – noncurrent	$185,028	$160,646

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Prepaid expenses	$151,746	$137,927
Prepaid income taxes	52,463	47,811
Restricted cash	51,306	13,697
Indirect tax receivables	3,587	29,908
Derivative instruments (1)	1,641	1,199
Notes receivable, net (2)	—	23,873
Other current assets	18,561	22,040
Prepaid expenses and other current assets	$279,304	$276,455
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

We assess CEC’s credit quality based primarily on certain quarterly financial information, which was last provided during the three months ended June 30, 2020. As of December 31, 2019, the aggregate balance outstanding on the loans was $23.9 million. Upon the adoption of ASU 2016-13, we evaluated the estimated credit losses over the remaining contractual term of the loan agreements based on a discounted cash flow model. As a result of this evaluation, we recorded an allowance for credit losses of $10.8 million as of January 1, 2020. During the six months ended June 30, 2020, we recorded incremental credit losses of $13.1 million based on our expectation that CEC would be unable to repay the loans by their contractual maturity date due to continued liquidity issues, which have adversely affected CEC’s financial condition and results of operations. As of June 30, 2020, the aggregate balance outstanding on the loans had not been paid. In July 2020, certain of CEC’s subsidiaries, including its project development entity, filed for Chapter 11 bankruptcy.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Land	$14,253	$14,241
Buildings and improvements	669,906	664,266
Machinery and equipment	2,057,247	2,436,997
Office equipment and furniture	155,754	159,848
Leasehold improvements	48,867	48,772
Construction in progress	403,152	243,107
Property, plant and equipment, gross	3,349,179	3,567,231
Accumulated depreciation	(1,024,766)	(1,386,082)
Property, plant and equipment, net	$2,324,413	$2,181,149

Depreciation of property, plant and equipment was $48.5 million and $95.9 million for the three and six months ended June 30, 2020, respectively, and $43.7 million and $86.6 million for the three and six months ended June 30, 2019, respectively.

PV solar power systems, net

Photovoltaic (“PV”) solar power systems, net consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
PV solar power systems, gross	$530,098	$530,004
Accumulated depreciation	(64,555)	(53,027)
PV solar power systems, net	$465,543	$476,977

Depreciation of PV solar power systems was $5.8 million and $11.7 million for the three and six months ended June 30, 2020, respectively, and $3.5 million and $7.0 million for the three and six months ended June 30, 2019, respectively.

Project assets

Project assets consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Project assets – development costs, including project acquisition and land costs	$232,626	$254,466
Project assets – construction costs	149,524	82,654
Project assets	$382,150	$337,120
Project assets – current	$591	$3,524
Project assets – noncurrent	$381,559	$333,596

Capitalized interest

The components of interest expense and capitalized interest were as follows during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest cost incurred	$(3,586)	$(10,161)	$(10,690)	$(21,109)
Interest cost capitalized – project assets	332	1,240	647	2,067
Interest expense, net	$(3,254)	$(8,921)	$(10,043)	$(19,042)

Other assets

Other assets consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Operating lease assets (1)	$237,001	$145,711
Advanced payments for raw materials	100,560	59,806
Restricted cash	43,805	80,072
Indirect tax receivables	14,075	9,446
Notes receivable (2)	8,231	8,194
Income taxes receivable	4,124	4,106
Equity method investments	3,097	2,812
Derivative instruments (3)	67	139
Other	40,105	19,640
Other assets	$451,065	$329,926
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)In April 2009, we entered into a credit facility agreement with a solar power project entity of one of our customers for an available amount of €17.5 million to provide financing for a PV solar power system. The credit facility bears interest at 8.0% per annum, payable quarterly, with the full amount due in December 2026. As of June 30, 2020 and December 31, 2019, the balance outstanding on the credit facility was €7.0 million ($7.9 million and $7.8 million, respectively).

We assess the credit quality of the aforementioned customer based primarily on certain quarterly financial information, which was last provided during the three months ended March 31, 2020. Upon adoption of ASU 2016-13, we evaluated the estimated credit losses over the remaining contractual term of the credit facility and determined no allowance for credit losses was necessary as of January 1, 2020. Additionally, based on the customer’s current financial condition and forecasts, we determined no allowance for credit losses was necessary as of June 30, 2020.

(3)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Goodwill

Goodwill for the relevant reporting unit consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	December 31, 2019	Acquisitions (Impairments)	June 30, 2020
Modules	$407,827	$—	$407,827
Accumulated impairment losses	(393,365)	—	(393,365)
Goodwill	$14,462	$—	$14,462

Intangible assets, net

The following tables summarize our intangible assets at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$99,964	$(47,179)	$52,785
Power purchase agreements	6,486	(1,134)	5,352
Patents	7,780	(4,723)	3,057
Intangible assets, net	$114,230	$(53,036)	$61,194

	December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$97,964	$(42,344)	$55,620
Power purchase agreements	6,486	(972)	5,514
Patents	7,780	(4,371)	3,409
Intangible assets, net	$112,230	$(47,687)	$64,543

Amortization of intangible assets was $2.7 million and $5.3 million for the three and six months ended June 30, 2020, respectively, and $2.5 million and $5.0 million for the three and six months ended June 30, 2019, respectively.

Accrued expenses

Accrued expenses consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Accrued project costs	$86,025	$91,971
Accrued property, plant and equipment	81,530	42,834
Accrued compensation and benefits	37,337	65,170
Accrued inventory	23,843	39,366
Product warranty liability (1)	21,868	20,291
Other	60,046	91,628
Accrued expenses	$310,649	$351,260
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product Warranties.”

Other current liabilities

Other current liabilities consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Operating lease liabilities (1)	$14,453	$11,102
Contingent consideration (2)	2,004	2,395
Derivative instruments (3)	1,220	2,582
Other	16,355	12,051
Other current liabilities	$34,032	$28,130
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Contingent Consideration” arrangements.

(3)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Other liabilities

Other liabilities consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Operating lease liabilities (1)	$196,877	$112,515
Product warranty liability (2)	101,326	109,506
Other taxes payable	93,566	90,201
Transition tax liability	62,674	70,047
Deferred revenue	57,065	71,438
Derivative instruments (3)	8,566	7,439
Contingent consideration (2)	4,500	4,500
Other	45,946	43,120
Other liabilities	$570,520	$508,766
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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Prepaid Expenses and Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$465	$67	$141	$4
Total derivatives designated as hedging instruments	$465	$67	$141	$4

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1,176	$—	$644	$—
Interest rate swap contracts	—	—	435	8,562
Total derivatives not designated as hedging instruments	$1,176	$—	$1,079	$8,562
Total derivative instruments	$1,641	$67	$1,220	$8,566

	December 31, 2019
	Prepaid Expenses and Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$226	$139	$369	$230
Total derivatives designated as hedging instruments	$226	$139	$369	$230

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$973	$—	$1,807	$—
Interest rate swap contracts	—	—	406	7,209
Total derivatives not designated as hedging instruments	$973	$—	$2,213	$7,209
Total derivative instruments	$1,199	$139	$2,582	$7,439

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019 (in thousands):

Foreign Exchange Forward Contracts
Balance as of December 31, 2019	$(962)
Amounts recognized in other comprehensive income (loss)	(141)
Amounts reclassified to earnings impacting:
Cost of sales	313
Balance as of June 30, 2020	$(790)

Balance as of December 31, 2018	$1,329
Amounts recognized in other comprehensive income (loss)	(463)
Amounts reclassified to earnings impacting:
Net sales	(124)
Cost of sales	(1,081)
Balance as of June 30, 2019	$(339)

During the three and six months ended June 30, 2020, we recognized unrealized gains of $0.3 million and $1.1 million, respectively, within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges. During the three and six months ended June 30, 2019, we recognized unrealized gains of $0.1 million within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges.

The following table presents gains and losses related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Line Item	2020	2019	2020	2019
Interest rate swap contracts	Cost of sales	$—	$(1,656)	$—	$(1,656)
Foreign exchange forward contracts	Cost of sales	16	—	122	—
Foreign exchange forward contracts	Foreign currency (loss) income, net	468	(4,652)	193	(2,752)
Interest rate swap contracts	Interest expense, net	1,023	(4,368)	(1,381)	(9,732)

Interest Rate Risk

We primarily use interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use such swap contracts for speculative or trading purposes. During the six months ended June 30, 2020 and 2019, the majority of our interest rate swap contracts related to project specific debt facilities. Such swap contracts did not qualify for accounting as cash flow hedges in accordance with Accounting Standards Codification (“ASC”) 815 due to our expectation to sell the associated projects before the maturity of their project specific debt financings and corresponding swap contracts. Accordingly, changes in the fair values of these swap contracts were recorded directly to “Interest expense, net.”

In December 2019, FS Japan Project 31 GK, our indirectly wholly-owned subsidiary and project company, entered into an interest rate swap contract to hedge a portion of the floating rate term loan facility under the project’s Anamizu Credit Agreement (as defined in Note 9. “Debt” to our consolidated financial statements). Such swap had an initial notional value of ¥0.9 billion and entitled the project to receive a six-month floating Tokyo Interbank Offered Rate (“TIBOR”) plus 0.70% interest rate while requiring the project to pay a fixed rate of 1.1925%. The notional amount of the interest rate swap contract proportionately adjusts with scheduled draws and principal payments on the underlying hedged debt. As of June 30, 2020 and December 31, 2019, the notional value of the interest rate swap contract was ¥2.0 billion ($18.3 million) and ¥0.9 billion ($8.0 million), respectively.

In January 2017, FS Japan Project 12 GK, our indirect wholly-owned subsidiary and project company, entered into an interest rate swap contract to hedge a portion of the floating rate senior loan facility under the project’s Ishikawa Credit Agreement (as defined in Note 9. “Debt” to our condensed consolidated financial statements). Such swap had an initial notional value of ¥5.7 billion and entitled the project to receive a six-month floating TIBOR plus 0.75% interest rate while requiring the project to pay a fixed rate of 1.482%. The notional amount of the interest rate swap contract proportionately adjusts with scheduled draws and principal payments on the underlying hedged debt. As of June 30, 2020 and December 31, 2019, the notional value of the interest rate swap contract was ¥18.5 billion ($172.3 million) and ¥18.7 billion ($171.7 million), respectively.

Foreign Currency Risk

Cash Flow Exposure

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of June 30, 2020 and December 31, 2019, these foreign exchange forward contracts hedged our forecasted cash flows for periods up to 21 months and 22 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of June 30, 2020 and December 31, 2019.

As of June 30, 2020 and December 31, 2019, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

	June 30, 2020
Currency	Notional Amount	USD Equivalent
U.S. dollar (1)	$47.3	$47.3

	December 31, 2019
Currency	Notional Amount	USD Equivalent
U.S. dollar (1)	$69.9	$69.9
——————————
(1)These derivative instruments represent hedges of outstanding payables denominated in U.S. dollars at certain of our foreign subsidiaries whose functional currencies are other than the U.S. dollar.

In the following 12 months, we expect to reclassify to earnings $0.5 million of net unrealized loss related to forward contracts that are included in “Accumulated other comprehensive loss” at June 30, 2020 as we realize the earnings effects of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rates when we realize the related forecasted transactions.

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

As of June 30, 2020 and December 31, 2019, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	June 30, 2020
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 3.2	$2.2
Purchase	Brazilian real	BRL 2.6	$0.5
Sell	Brazilian real	BRL 4.3	$0.8
Sell	Canadian dollar	CAD 4.3	$3.1
Sell	Chilean peso	CLP 2,553.8	$3.1
Purchase	Euro	€124.3	$139.9
Sell	Euro	€72.9	$82.1
Sell	Indian rupee	INR 766.7	$10.1
Purchase	Japanese yen	¥3,032.2	$28.2
Sell	Japanese yen	¥27,265.9	$253.6
Purchase	Malaysian ringgit	MYR 15.3	$3.6
Sell	Malaysian ringgit	MYR 18.1	$4.2
Sell	Mexican peso	MXN 34.6	$1.5
Purchase	Singapore dollar	SGD 2.9	$2.1

	December 31, 2019
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 14.9	$10.4
Sell	Australian dollar	AUD 11.1	$7.8
Purchase	Brazilian real	BRL 13.2	$3.3
Sell	Brazilian real	BRL 4.3	$1.1
Purchase	Canadian dollar	CAD 4.5	$3.4
Sell	Canadian dollar	CAD 1.6	$1.2
Purchase	Chilean peso	CLP 1,493.1	$2.0
Sell	Chilean peso	CLP 3,866.1	$5.1
Purchase	Euro	€86.1	$96.5
Sell	Euro	€116.3	$130.3
Sell	Indian rupee	INR 1,283.8	$18.0
Purchase	Japanese yen	¥3,625.5	$33.3
Sell	Japanese yen	¥23,089.5	$212.2
Purchase	Malaysian ringgit	MYR 88.6	$21.6
Sell	Malaysian ringgit	MYR 41.3	$10.1
Sell	Mexican peso	MXN 34.6	$1.8
Purchase	Singapore dollar	SGD 2.9	$2.2

7. Leases

Our lease arrangements include land associated with our systems projects, our corporate and administrative offices, land for our international manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Japan, Malaysia, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the three and six months ended June 30, 2020 and 2019, and as of June 30, 2020 and December 31, 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$4,718	$5,536	$8,896	$10,819
Variable lease cost	625	939	1,291	1,688
Short-term lease cost	744	2,858	1,705	5,700
Total lease cost	$6,087	$9,333	$11,892	$18,207

Payments of amounts included in the measurement of operating lease liabilities			$11,770	$10,632
Lease assets obtained in exchange for operating lease liabilities			$93,425	$151,081

			June 30, 2020	December 31, 2019
Operating lease assets			$237,001	$145,711
Operating lease liabilities – current			14,453	11,102
Operating lease liabilities – noncurrent			196,877	112,515

Weighted-average remaining lease term	20 years	15 years
Weighted-average discount rate	3.1%	4.3%

As of June 30, 2020, the future payments associated with our lease liabilities were as follows (in thousands):

Total Lease Liabilities
Remainder of 2020	$8,021
2021	18,831
2022	17,994
2023	17,486
2024	17,188
Thereafter	187,002
Total future payments	266,522
Less: interest	(55,192)
Total lease liabilities	$211,330

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents. At June 30, 2020 and December 31, 2019, our cash equivalents consisted of money market funds. We value our cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics, and accordingly, we classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At June 30, 2020 and December 31, 2019, our marketable securities consisted of foreign debt, foreign government obligations, U.S. debt, and time deposits, and our restricted marketable securities consisted of foreign and U.S. government obligations. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At June 30, 2020 and December 31, 2019, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and interest rate swap contracts involving major interest rates. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At June 30, 2020 and December 31, 2019, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$392	$392	$—	$—
Marketable securities:
Foreign debt	261,955	—	261,955	—
U.S. debt	48,697	—	48,697	—
Time deposits	183,428	183,428	—	—
Restricted marketable securities	253,236	—	253,236	—
Derivative assets	1,708	—	1,708	—
Total assets	$749,416	$183,820	$565,596	$—
Liabilities:
Derivative liabilities	$9,786	$—	$9,786	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$7,322	$7,322	$—	$—
Marketable securities:
Foreign debt	387,820	—	387,820	—
Foreign government obligations	22,011	—	22,011	—
U.S. debt	66,134	—	66,134	—
Time deposits	335,541	335,541	—	—
Restricted marketable securities	223,785	—	223,785	—
Derivative assets	1,338	—	1,338	—
Total assets	$1,043,951	$342,863	$701,088	$—
Liabilities:
Derivative liabilities	$10,021	$—	$10,021	$—

Fair Value of Financial Instruments

At June 30, 2020 and December 31, 2019, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Notes receivable – current (1)	$—	$—	$23,873	$24,929
Notes receivable – noncurrent (1)	8,231	9,660	8,194	10,276
Liabilities:
Long-term debt, including current maturities (2)	$475,554	$480,025	$482,892	$504,213
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

9. Debt

Our long-term debt consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

		Balance (USD)
Loan Agreement	Currency	June 30, 2020	December 31, 2019
Revolving Credit Facility	USD	$—	$—
Luz del Norte Credit Facilities	USD	186,931	188,017
Ishikawa Credit Agreement	JPY	210,831	215,879
Japan Credit Facility	JPY	1,698	1,678
Tochigi Credit Facility	JPY	37,759	37,304
Anamizu Credit Agreement	JPY	12,286	12,138
Anantapur Credit Facility	INR	14,010	15,123
Tungabhadra Credit Facility	INR	12,039	12,753
Long-term debt principal		475,554	482,892
Less: unamortized discounts and issuance costs		(10,798)	(11,195)
Total long-term debt		464,756	471,697
Less: current portion		(77,029)	(17,510)
Noncurrent portion		$387,727	$454,187

Revolving Credit Facility

Our amended and restated credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent provides us with a senior secured credit facility (the “Revolving Credit Facility”) with an aggregate borrowing capacity of $500.0 million, which we may increase to $750.0 million, subject to certain conditions. Borrowings under the credit facility bear interest at (i) London Interbank Offered Rate (“LIBOR”), adjusted for Eurocurrency reserve requirements, plus a margin of 2.00% or (ii) a base rate as defined in the credit agreement plus a margin of 1.00% depending on the type of borrowing requested. These margins are also subject to adjustment depending on our consolidated leverage ratio. We had no borrowings under our Revolving Credit Facility as of June 30, 2020 and December 31, 2019 and had issued $10.8 million and $39.3 million, respectively, of letters of credit using availability under the facility. Loans and letters of credit issued under the Revolving Credit Facility are jointly and severally guaranteed by First Solar, Inc.; First Solar Electric, LLC; First Solar Electric (California), Inc.; and First Solar Development, LLC and are secured by interests in substantially all of the guarantors’ tangible and intangible assets other than certain excluded assets.

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

In March 2017, we amended the terms of the DFC and IFC credit facilities. Such amendments (i) allowed for the capitalization of accrued and unpaid interest through March 15, 2017, along with the capitalization of certain future interest payments as variable rate loans under the credit facilities, (ii) allowed for the conversion of certain fixed rate loans to variable rate loans upon scheduled repayment, (iii) extended the maturity of the DFC and IFC loans until June 2037, and (iv) canceled the remaining borrowing capacity under the DFC and IFC credit facilities with the exception of the capitalization of certain future interest payments. As of June 30, 2020 and December 31, 2019, the balance outstanding on the DFC loans was $139.9 million and $140.8 million, respectively. As of June 30, 2020 and December 31, 2019, the balance outstanding on the IFC loans was $47.0 million and $47.2 million, respectively. The DFC and IFC loans are secured by liens over all of Luz del Norte’s assets and by a pledge of all of the equity interests in the entity.

Ishikawa Credit Agreement

In December 2016, FS Japan Project 12 GK (“Ishikawa”), our indirect wholly-owned subsidiary and project company, entered into a credit agreement (the “Ishikawa Credit Agreement”) with Mizuho Bank, Ltd. for aggregate borrowings up to ¥27.3 billion ($233.9 million) for the development and construction of a 59 MWAC PV solar power plant located in Ishikawa, Japan. The credit agreement consists of a ¥24.0 billion ($205.6 million) senior loan facility, a ¥2.1 billion ($18.0 million) consumption tax facility, and a ¥1.2 billion ($10.3 million) letter of credit facility. The senior loan facility matures in October 2036, and the consumption tax facility matured in April 2020. The credit agreement is secured by pledges of Ishikawa’s assets, accounts, material project documents, and by the equity interests in the entity. As of June 30, 2020 and December 31, 2019, the balance outstanding on the credit agreement was $210.8 million and $215.9 million, respectively.

Japan Credit Facility

In September 2015, First Solar Japan GK, our wholly-owned subsidiary, entered into a construction loan facility with Mizuho Bank, Ltd. for borrowings up to ¥4.0 billion ($33.4 million) for the development and construction of utility-scale PV solar power plants in Japan (the “Japan Credit Facility”). Borrowings under the facility generally mature within 12 months following the completion of construction activities for each financed project. The facility is guaranteed by First Solar, Inc. and secured by pledges of certain projects’ cash accounts and other rights in the projects. As of June 30, 2020 and December 31, 2019, the balance outstanding on the facility was $1.7 million.

Tochigi Credit Facility

In June 2017, First Solar Japan GK, our wholly-owned subsidiary, entered into a term loan facility with Mizuho Bank, Ltd. for borrowings up to ¥7.0 billion ($62.2 million) for the development of utility-scale PV solar power plants in Japan (the “Tochigi Credit Facility”). The term loan facility matures in March 2021. The facility is guaranteed by First Solar, Inc. and secured by pledges of certain of First Solar Japan GK’s accounts. As of June 30, 2020 and December 31, 2019, the balance outstanding on the term loan facility was $37.8 million and $37.3 million, respectively.

Anamizu Credit Agreement

In December 2019, FS Japan Project 31 GK (“Anamizu”), our indirect wholly-owned subsidiary and project company, entered into a credit agreement (the “Anamizu Credit Agreement”) with MUFG Bank, Ltd.; The Iyo Bank, Ltd.; The Hachijuni Bank, Ltd.; The Hyakugo Bank, Ltd.; and The Yamagata Bank, Ltd. for aggregate borrowings up to ¥7.7 billion ($70.8 million) for the development and construction of a 17 MWAC PV solar power plant located in Ishikawa, Japan. The credit agreement consists of a ¥6.6 billion ($61.0 million) term loan facility, a ¥0.7 billion ($6.5 million) consumption tax facility, and a ¥0.4 billion ($3.3 million) debt service reserve facility. The term loan facility matures in September 2038, the consumption tax facility matures in November 2022, and the debt service reserve facility matures in March 2038. The credit agreement is secured by pledges of Anamizu’s assets, accounts, material project documents, and by the equity interests in the entity. As of June 30, 2020 and December 31, 2019, the balance outstanding on the credit agreement was $12.3 million and $12.1 million, respectively.

Miyagi Credit Facility

In July 2020, GK Marumori Hatsudensho (“Miyagi”), our indirectly wholly-owned subsidiary and project company, entered into a credit agreement (the “Miyagi Credit Facility”) with Shinsei Bank, Ltd. for aggregate borrowings up to ¥17.2 billion ($164.2 million) for the development and construction of a 40 MWAC PV solar power plant located in Miyagi, Japan. The credit facility consists of a ¥15.2 billion ($145.1 million) term loan facility, a ¥1.5 billion ($14.4 million) consumption tax facility, and a ¥0.5 billion ($4.7 million) debt service reserve facility. The term loan facility and debt service reserve facility mature in June 2039, and the consumption tax facility is expected to mature in 2022. The credit facility is conditionally guaranteed by First Solar, Inc. and First Solar Japan GK, our wholly-owned subsidiary, and secured by pledges of Miyagi’s assets, accounts, material project documents, and by the equity interests in the entity.

Kyoto Credit Facility

In July 2020, First Solar Japan GK, our wholly-owned subsidiary, entered into a construction loan facility with Mizuho Bank, Ltd. for borrowings up to ¥15.0 billion ($142.8 million), which are intended to be used for the construction of a 38 MWAC PV solar power plant located in Kyoto, Japan (the “Kyoto Credit Facility”). Borrowings under the facility generally mature within 12 months following the completion of construction activities at the project. The facility is guaranteed by First Solar, Inc. and First Solar Japan GK, our wholly-owned subsidiary, and secured by pledges of the project’s cash accounts and certain other assets.

Anantapur Credit Facility

In March 2018, Anantapur Solar Parks Private Limited, our indirect wholly-owned subsidiary and project company, entered into a term loan facility (the “Anantapur Credit Facility”) with J.P. Morgan Securities India Private Limited for borrowings up to INR 1.2 billion ($18.4 million) for costs related to a 20 MWAC PV solar power plant located in Karnataka, India. The term loan facility matures in February 2021 and is secured by a letter of credit issued by JPMorgan Chase Bank, N.A., Singapore, in favor of the lender. Such letter of credit is secured by a cash deposit placed by First Solar FE Holdings Pte. Ltd. As of June 30, 2020 and December 31, 2019, the balance outstanding on the term loan facility was $14.0 million and $15.1 million, respectively. In July 2020, we completed the sale of our Anantapur project, and its outstanding term loan balance was assumed by the customer.

Tungabhadra Credit Facility

In March 2018, Tungabhadra Solar Parks Private Limited, our indirect wholly-owned subsidiary and project company, entered into a term loan facility (the “Tungabhadra Credit Facility”) with J.P. Morgan Securities India Private Limited for borrowings up to INR 1.0 billion ($15.3 million) for costs related to a 20 MWAC PV solar power plant located in Karnataka, India. The term loan facility matures in February 2021 and is secured by a letter of credit issued by JPMorgan Chase Bank, N.A., Singapore, in favor of the lender. Such letter of credit is secured by a cash deposit placed by First Solar FE Holdings Pte. Ltd. As of June 30, 2020 and December 31, 2019, the balance outstanding on the term loan facility was $12.0 million and $12.8 million, respectively. In July 2020, we completed the sale of our Tungabhadra project, and the outstanding term loan balance was assumed by the customer.

Variable Interest Rate Risk

Certain of our long-term debt agreements bear interest at prime, LIBOR, TIBOR, BBSY, or equivalent variable rates. An increase in these variable rates would increase the cost of borrowing under our Revolving Credit Facility and certain project specific debt financings. Our long-term debt borrowing rates as of June 30, 2020 were as follows:

Loan Agreement	June 30, 2020
Revolving Credit Facility	2.16%
Luz del Norte Credit Facilities (1)	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
Ishikawa Credit Agreement	Senior loan facility at 6-month TIBOR plus 0.75% (2)
Consumption tax facility at 3-month TIBOR plus 0.5%
Japan Credit Facility	1-month TIBOR plus 0.55%
Tochigi Credit Facility	3-month TIBOR plus 1.0%
Anamizu Credit Agreement	Term loan facility at 6-month TIBOR plus 0.70% (2)
Consumption tax facility at 3-month TIBOR plus 0.5%
Debt service reserve facility at 6-month TIBOR plus 1.20%
Anantapur Credit Facility	INR overnight indexed swap rate plus 1.5%
Tungabhadra Credit Facility	INR overnight indexed swap rate plus 1.5%
——————————
(1)Outstanding balance comprised of $148.6 million of fixed rate loans and $38.3 million of variable rate loans as of June 30, 2020.

(2)We have entered into interest rate swap contracts to hedge portions of these variable rates. See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for additional information.

Future Principal Payments

At June 30, 2020, the future principal payments on our long-term debt were due as follows (in thousands):

Total Debt
Remainder of 2020	$9,114
2021	78,076
2022	19,450
2023	18,433
2024	19,361
Thereafter	331,120
Total long-term debt future principal payments	$475,554

10. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit, bank guarantees, and surety bonds to provide financial and performance assurance to third parties. Our amended and restated Revolving Credit Facility provides us with a sub-limit of $400.0 million to issue letters of credit, subject to certain additional limits depending on the currencies of the letters of credit, at a fee based on the applicable margin for Eurocurrency revolving loans and a fronting fee. As of June 30, 2020, we had $10.8 million in letters of credit issued under our Revolving Credit Facility, leaving $389.2 million of availability for the issuance of additional letters of credit. As of June 30, 2020, we also had $9.9 million of letters of credit under separate agreements that were posted by certain of our foreign subsidiaries and $142.8 million of letters of credit issued under two bilateral facilities, of which $30.0 million was secured with cash, leaving $620.9 million of aggregate available capacity under such agreements and facilities. We also had $90.0 million of surety bonds outstanding, leaving $626.0 million of available bonding capacity under our surety lines as of June 30, 2020. The majority of these letters of credit and surety bonds supported our systems projects.

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

Product warranty activities during the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product warranty liability, beginning of period	$124,501	$217,241	$129,797	$220,692
Accruals for new warranties issued	2,183	4,797	4,468	9,913
Settlements	(2,921)	(2,944)	(9,483)	(6,022)
Changes in estimate of product warranty liability	(569)	(1,103)	(1,588)	(6,592)
Product warranty liability, end of period	$123,194	$217,991	$123,194	$217,991
Current portion of warranty liability	$21,868	$41,930	$21,868	$41,930
Noncurrent portion of warranty liability	$101,326	$176,061	$101,326	$176,061

We estimate our limited product warranty liability for power output and defects in materials and workmanship under normal use and service conditions based on return rates for each series of module technology. In general, we expect the return rates for our newer series of module technology to be lower than our older series. We estimate that the return rate for such newer series of module technology will be less than 1%. As of June 30, 2020, a 1% increase in the return rate across all series of module technology would increase our product warranty liability by $97.5 million, and a 1% increase in the return rate for balance of systems (“BoS”) parts would not have a material impact on the associated warranty liability.

Performance Guarantees

As part of our systems business, we conduct performance testing of a system prior to substantial completion to confirm the system meets its operational and capacity expectations noted in the engineering, procurement, and construction (“EPC”) agreement. In addition, we may provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable period meets or exceeds the modeled energy expectation, after certain adjustments. If there is an underperformance event with regards to these tests, we may incur liquidated damages as specified in the EPC agreement. In certain instances, a bonus payment may be received at the end of the applicable test period if the system performs above a specified level. As of June 30, 2020 and December 31, 2019, we accrued $5.0 million and $4.6 million, respectively, for our estimated obligations under such arrangements, which were classified as “Other current liabilities” in our condensed consolidated balance sheets.

As part of our operations and maintenance (“O&M”) service offerings, we typically offer an effective availability guarantee, which stipulates that a system will be available to generate a certain percentage of total possible energy during a specific period after adjusting for factors outside our control as the service provider, such as weather, curtailment, outages, force majeure, and other conditions that may affect system availability. Effective availability guarantees are only offered as part of our O&M services and terminate at the end of an O&M arrangement. If we fail to meet the contractual threshold for these guarantees, we may incur liquidated damages for certain lost energy. Our O&M agreements typically contain provisions limiting our total potential losses under an agreement, including amounts paid for liquidated damages, to a percentage of O&M fees. Many of our O&M agreements also contain provisions whereby we may receive a bonus payment if system availability exceeds a separate threshold. As of June 30, 2020 and December 31, 2019, we accrued $1.1 million and $0.6 million, respectively, of liquidated damages under our effective availability guarantees, which were classified as “Other current liabilities” in our condensed consolidated balance sheets.

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460-10-35-2 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of June 30, 2020 and December 31, 2019, we accrued $3.9 million and $0.8 million of current indemnification liabilities, respectively, and $4.2 million of noncurrent indemnification liabilities. As of June 30, 2020, the maximum potential amount of future payments under our tax related and other indemnifications was $172.8 million, and we held insurance policies allowing us to recover up to $84.9 million of potential amounts paid under the indemnifications covered by the policies.

Contingent Consideration

We may seek to make additions to our advanced-stage project pipeline by actively developing our early-to-mid-stage project pipeline and by pursuing opportunities to acquire projects at various stages of development. In connection with such project acquisitions, we may agree to pay additional amounts to project sellers upon the achievement of certain milestones, such as obtaining a PPA, obtaining financing, or selling the project to a new owner. We recognize a project acquisition contingent liability when we determine that such a liability is both probable and reasonably estimable, and the carrying amount of the related project asset is correspondingly increased. As of June 30, 2020 and December 31, 2019, we accrued $2.0 million and $2.4 million of current liabilities, respectively, and $4.5 million of long-term liabilities, for project related contingent obligations. Any future differences between the acquisition-date contingent obligation estimate and the ultimate settlement of the obligation are recognized as an adjustment to the project asset, as contingent payments are considered direct and incremental to the underlying value of the related project.

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

Our module collection and recycling liability was $140.5 million and $137.8 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, a 1% increase in the annualized inflation rate used in our estimated future collection and recycling cost per module would increase the liability by $26.8 million, and a 1% decrease in that rate would decrease the liability by $22.7 million. See Note 4. “Restricted Marketable Securities” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

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

On January 5, 2020, First Solar entered into a Memorandum of Understanding (“MOU”) to settle the Class Action. First Solar agreed to pay a total of $350 million to settle the claims in the Class Action brought on behalf of all persons who purchased or otherwise acquired the Company’s shares between April 30, 2008 and February 28, 2012, in exchange for mutual releases and a dismissal with prejudice of the complaint upon court approval of the settlement. The proposed settlement contains no admission of liability, wrongdoing, or responsibility by any of the parties. As a result of the entry into the MOU, we accrued a loss for the above-referenced settlement in our results of operations for the year ended December 31, 2019. On January 24, 2020, First Solar paid $350 million to the settlement escrow agent. On February 13, 2020, First Solar entered into a stipulation of settlement with certain named plaintiffs on terms and conditions that are consistent with the MOU. On February 14, 2020, the lead plaintiffs filed a motion for preliminary approval of the settlement. Following a February 27, 2020 hearing, the Arizona District Court entered an order on March 2, 2020 that granted preliminary approval of the settlement and permitted notice to the class. Following a June 30, 2020 hearing, the Arizona District Court entered an order on June 30, 2020 that granted final approval of the settlement and dismissed the Class Action with prejudice.

Opt-Out Action

On June 23, 2015, a suit titled Maverick Fund, L.D.C. v. First Solar, Inc., et al., Case No. 2:15-cv-01156-ROS, was filed in Arizona District Court by putative stockholders that opted out of the Class Action (the “Opt-Out Action”). The complaint names the Company and certain of our current and former directors and officers as defendants, and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and violated state law, by making false and misleading statements regarding the Company’s financial performance and prospects. The action includes claims for rescissory and actual damages, interest, punitive damages, and an award of reasonable attorneys’ fees, expert fees, and costs.

First Solar and the individual defendants filed a motion to dismiss the Op-Out Action on July 16, 2018. On November 27, 2018, the Court granted defendants’ motion to dismiss the plaintiffs’ negligent misrepresentation claim under state law, but otherwise denied defendants’ motion. On June 3, 2020, First Solar and the plaintiffs in the Opt-Out Action entered into an agreement in principle to settle the claims in the Opt-Out Action. On July 17, 2020, the parties executed a definitive settlement agreement pursuant to which First Solar agreed to pay a total of $19 million in exchange for mutual releases and a dismissal with prejudice of the Opt-Out Action. The agreement contains no admission of liability, wrongdoing, or responsibility by any of the defendants. On July 30, 2020, First Solar funded the settlement, and on July 31, 2020, the parties filed a joint stipulation of dismissal. As of December 31, 2019, we accrued $13 million of estimated losses for this action. As a result of the settlement, we accrued an incremental $6 million litigation loss during the three months ended June 30, 2020.

Derivative Actions

On July 16, 2013, a derivative complaint was filed in the Superior Court of Arizona, Maricopa County, formerly titled Bargar, et al. v. Ahearn, et al., and now titled Kaufold v. Ahearn, et. al., Case No. CV2013-009938, by a putative stockholder against certain current and former directors and officers of the Company (“Kaufold”). The complaint generally alleges that the defendants caused or allowed false and misleading statements to be made concerning the Company’s financial performance and prospects. The action includes claims for, among other things, breach of fiduciary duties, insider trading, unjust enrichment, and waste of corporate assets. By court order on October 3, 2013, the Superior Court of Arizona, Maricopa County granted the parties’ stipulation to defer defendants’ response to the complaint pending resolution of the Class Action or expiration of a stay issued in certain consolidated derivative actions in the Arizona District Court. On November 5, 2013, the matter was placed on the court’s inactive calendar. The parties jointly sought and obtained multiple requests to continue the stay in this action. On June 30, 2020, the parties jointly requested that the stay be lifted. On July 1, 2020, the Superior Court of Arizona, Maricopa County ordered that the stay be lifted. On July 14, 2020, defendants filed a motion to dismiss the complaint with prejudice. Plaintiff’s opposition to the motion to dismiss is due September 2, 2020.

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

11. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2020 and 2019 along with the reportable segment for each category (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Category	Segment	2020	2019	2020	2019
Solar modules	Modules	$371,518	$228,745	$765,199	$427,560
Solar power systems	Systems	215,474	217,755	305,550	375,049
O&M services	Systems	31,701	26,452	61,176	54,152
Energy generation (1)	Systems	22,576	9,547	40,549	20,122
EPC services	Systems	1,142	102,457	2,061	240,051
Net sales		$642,411	$584,956	$1,174,535	$1,116,934
——————————
(1)During the three and six months ended June 30, 2020, the majority of energy generated and sold by our PV solar power systems was accounted for under ASC 840 consistent with the classification of the associated PPAs.

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

The following table outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and six months ended June 30, 2020 and 2019 as well as the number of projects that comprise such changes. For purposes of the table, we only include projects with changes in estimates that have a net impact on revenue of at least $1.0 million during the periods presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Number of projects	5	3	8	5

(Decrease) increase in revenue from net changes in transaction prices (in thousands)	$(8,524)	$(4,064)	$(9,435)	$4,697
Decrease in revenue from net changes in input cost estimates (in thousands)	(9,576)	(1,749)	(8,750)	(16,736)
Net decrease in revenue from net changes in estimates (in thousands)	$(18,100)	$(5,813)	$(18,185)	$(12,039)

Net change in estimate as a percentage of aggregate revenue	(1.3)%	(0.4)%	(1.0)%	(0.7)%

The following table reflects the changes in our contract assets, which we classify as “Accounts receivable, unbilled” or “Retainage,” and our contract liabilities, which we classify as “Deferred revenue,” for the six months ended June 30, 2020 (in thousands):

	June 30, 2020	December 31, 2019	Six Month Change
Accounts receivable, unbilled (1)	$58,323	$162,057
Retainage	18,388	21,416
Allowance for credit losses	(734)	—
Accounts receivable, unbilled and retainage, net	$75,977	$183,473	$(107,496)	(59)%

Deferred revenue (2)	$187,640	$394,655	$(207,015)	(52)%
——————————
(1)Includes $11.9 million of long-term accounts receivable, unbilled classified as “Other assets” on our condensed consolidated balance sheet as of June 30, 2020.

(2)Includes $57.1 million and $71.4 million of long-term deferred revenue classified as “Other liabilities” on our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

During the six months ended June 30, 2020, our contract assets decreased by $107.5 million primarily due to billings associated with ongoing construction activities at the GA Solar 4, Sun Streams, and Sunshine Valley projects. During the six months ended June 30, 2020, our contract liabilities decreased by $207.0 million primarily due to the recognition of revenue for sales of solar modules for which payment was received in 2019 prior to the step down in the U.S. investment tax credit, partially offset by advance payments received for sales of solar modules in the current period. During the six months ended June 30, 2020 and 2019, we recognized revenue of $285.9 million and $69.8 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

The following table represents our remaining performance obligations as of June 30, 2020 for sales of solar power systems, including uncompleted sold projects and projects under contracts subject to conditions precedent. Such table excludes remaining performance obligations for sales arrangements that had not fully satisfied the criteria to be considered a contract with a customer pursuant to the requirements of ASC 606. We expect to recognize $19.7 million of revenue for such contracts through the substantial completion dates of the projects.

Project/Location	Project Size in MWAC	Revenue Category	Customer	Expected Year Revenue Recognition Will Be Completed	Percentage of Revenue Recognized
GA Solar 4, Georgia	200	Solar power systems	Origis Energy USA	2020	92%
Seabrook, South Carolina	72	Solar power systems	Dominion Energy	2020	97%
Total	272

As of June 30, 2020, we had entered into contracts with customers for the future sale of 10.8 GWDC of solar modules for an aggregate transaction price of $3.5 billion. We expect to recognize such amounts as revenue through 2023 as we transfer control of the modules to the customers. While our contracts with customers typically represent firm purchase commitments, these contracts may be subject to amendments made by us or requested by our customers. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts. As of June 30, 2020, we had entered into O&M contracts covering approximately 13 GWDC of utility-scale PV solar power systems. We expect to recognize $0.4 billion of revenue during the noncancelable term of these O&M contracts over a weighted-average period of 9.1 years.

Following an evaluation of the long-term cost structure, competitiveness, and risk-adjusted returns of our O&M business, we received an offer to purchase certain portions of the business and determined it is in the best interest of our stockholders to pursue this transaction. Accordingly, in August 2020 we entered into an agreement with a subsidiary of Clairvest Group, Inc. (“Clairvest”), pursuant to which Clairvest will acquire our North American O&M operations. The completion of the transaction is contingent on a number of closing conditions, including the receipt of certain third-party consents, the expiration of the mandatory waiting period under U.S. antitrust laws, a review of the transaction by the Committee on Foreign Investment in the United States, and other customary closing conditions. Assuming satisfaction of such closing conditions, we expect the sale to be completed in late 2020.

12. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	243	1,961	1,455	3,801
Selling, general and administrative	3,052	7,046	7,761	9,384
Research and development	481	1,701	1,764	2,542
Production start-up	—	55	—	55
Total share-based compensation expense	3,776	10,763	10,980	15,782

Share-based compensation expense capitalized in inventory, project assets, and PV solar power systems was $1.2 million as of June 30, 2020 and December 31, 2019. As of June 30, 2020, we had $39.3 million of unrecognized share-based compensation expense related to unvested restricted and performance stock units, which we expect to recognize over a weighted-average period of approximately 1.8 years.

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

Our effective tax rate was (163.2)% and (13.7)% for the six months ended June 30, 2020 and 2019, respectively. The decrease in our effective tax rate was primarily driven by a discrete tax benefit associated with the net operating loss carryback provisions of the CARES Act described above and the relative size of our pretax income in the current period. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to the effect of tax law changes associated with the CARES Act.

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

Our Vietnamese subsidiary qualifies for certain tax incentives, which generally provide a two-year tax exemption and reduced tax rates for the subsequent four-year period. These incentives are available in the period an entity first generates taxable profit or, if earlier, four years after an entity’s first taxable sale. Given our anticipated earnings in Vietnam, we expect to receive such benefits in the current year.

In the normal course of business, we establish valuation allowances for our deferred tax assets when the realization of the assets is not more likely than not. We intend to maintain such valuation allowances on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowances. Given our anticipated future earnings in Vietnam, it is reasonably possible that, within the next 12 months, sufficient positive evidence may become available to allow us to reverse the valuation allowance in that jurisdiction. However, the exact timing and amount of such reversal is subject to change depending on our future earnings in Vietnam and other factors.

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740. It is reasonably possible that $61.9 million of uncertain tax positions will be recognized within the next 12 months due to the expiration of the statute of limitations associated with such positions.

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

14. Net Income (Loss) per Share

The calculation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic net income (loss) per share
Numerator:
Net income (loss)	$36,911	$(18,548)	$127,615	$(86,147)
Denominator:
Weighted-average common shares outstanding	105,927	105,369	105,761	105,208

Diluted net income (loss) per share
Denominator:
Weighted-average common shares outstanding	105,927	105,369	105,761	105,208
Effect of restricted and performance stock units and stock purchase plan shares	546	—	668	—
Weighted-average shares used in computing diluted net income (loss) per share	106,473	105,369	106,429	105,208

Net income (loss) per share:
Basic	$0.35	$(0.18)	$1.21	$(0.82)
Diluted	$0.35	$(0.18)	$1.20	$(0.82)

The following table summarizes the shares of common stock that were excluded from the computation of diluted net income (loss) per share for the three and six months ended June 30, 2020 and 2019 as such shares would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Anti-dilutive shares	—	667	—	766

15. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2020 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2019	$(73,429)	$(5,029)	$(876)	$(79,334)
Other comprehensive (loss) income before reclassifications	(2,690)	30,601	(141)	27,770
Amounts reclassified from accumulated other comprehensive loss	—	(15,337)	313	(15,024)
Net tax effect	—	(586)	(86)	(672)
Net other comprehensive (loss) income	(2,690)	14,678	86	12,074
Balance as of June 30, 2020	$(76,119)	$9,649	$(790)	$(67,260)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Foreign currency translation adjustment	Cost of sales	—	1,190	—	1,190
Unrealized gain on marketable securities and restricted marketable securities	Other expense, net	249	—	15,337	15,016
Unrealized (loss) gain on derivative contracts:
Foreign exchange forward contracts	Net sales	—	124	—	124
Foreign exchange forward contracts	Cost of sales	(106)	1,081	(313)	1,081
Total unrealized (loss) gain on derivative contracts		(106)	1,205	(313)	1,205
Total amount reclassified		$143	$2,395	$15,024	$17,411

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

The following tables present certain financial information for our reportable segments for the three and six months ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019 (in thousands):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Modules	Systems	Total	Modules	Systems	Total
Net sales	$371,518	$270,893	$642,411	$228,745	$356,211	$584,956
Gross profit	79,941	57,519	137,460	11,483	65,699	77,182
Depreciation and amortization expense	44,719	6,237	50,956	40,850	4,319	45,169

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Modules	Systems	Total	Modules	Systems	Total
Net sales	$765,199	$409,336	$1,174,535	$427,560	$689,374	$1,116,934
Gross profit (loss)	155,293	72,505	227,798	(13,513)	90,807	77,294
Depreciation and amortization expense	89,392	12,495	101,887	80,385	8,578	88,963

	June 30, 2020			December 31, 2019
	Modules	Systems	Total	Modules	Systems	Total
Goodwill	$14,462	$—	$14,462	$14,462	$—	$14,462

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

Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q and therefore speak only as of the filing date. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason, whether as a result of new information, future developments, or otherwise. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the severity and duration of the COVID-19 pandemic, including its potential impact on the Company’s business, financial condition, and results of operations; structural imbalances in global supply and demand for PV solar modules; the market for renewable energy, including solar energy; our competitive position and other key competitive factors; reduction, elimination, or expiration of government subsidies, policies, and support programs for solar energy projects; the impact of public policies, such as tariffs or other trade remedies imposed on solar cells and modules; our ability to execute on our long-term strategic plans; our ability to execute on our solar module technology and cost reduction roadmaps; our ability to improve the wattage of our solar modules; interest rate fluctuations and both our and our customers’ ability to secure financing; the creditworthiness of our off-take counterparties and the ability of our off-take counterparties to fulfill their contractual obligations to us; the ability of our customers and counterparties to perform under their contracts with us; the satisfaction of conditions precedent in our sales agreements; our ability to attract new customers and to develop and maintain existing customer and supplier relationships; our ability to successfully develop and complete our systems business projects; our ability to convert existing production facilities to support new product lines, such as Series 6 module manufacturing; general economic and business conditions, including those influenced by U.S., international, and geopolitical events; environmental responsibility, including with respect to CdTe and other semiconductor materials; claims under our limited warranty obligations; changes in, or the failure to comply with, government regulations and environmental, health, and safety requirements; effects resulting from pending litigation; future collection and recycling costs for solar modules covered by our module collection and recycling program; our ability to protect our intellectual property; our ability to prevent and/or minimize the impact of cyber-attacks or other breaches of our information systems; our continued investment in research and development; the supply and price of components and raw materials, including CdTe; our ability to attract and retain key executive officers and associates; and the matters discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the SEC. You should carefully consider the risks and uncertainties described in these reports.

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

Certain of our financial results and other key operational developments for the three months ended June 30, 2020 include the following:

•Net sales for the three months ended June 30, 2020 increased by 10% to $642.4 million compared to $585.0 million for the same period in 2019. The increase was primarily due to an increase in the volume of modules sold to third parties and the sale of the American Kings project, partially offset by the sale of the Beryl, Cove Mountain, and Muscle Shoals projects and the completion of substantially all construction activities at the Phoebe project in 2019.

•Gross profit for the three months ended June 30, 2020 increased 8.2 percentage points to 21.4% from 13.2% for the same period in 2019. The increase in gross profit was primarily due to higher gross profit on third-party module sales and improved utilization of our manufacturing facilities from the successful ramp of various Series 6 manufacturing lines, partially offset by the mix of lower gross profit projects under construction during the period, including additional costs for weather and COVID-19 related delays at the GA Solar 4 project, and manufacturing related charges associated with the ongoing COVID-19 pandemic.

•As of June 30, 2020, we had 5.5 GWDC of total installed Series 6 nameplate production capacity across all our facilities. We produced 1.5 GWDC of solar modules during the three months ended June 30, 2020, which represented a 7% increase from the same period in 2019. The increase in production was primarily driven by the Series 6 production capacity added in 2019 at our second facility in Ho Chi Minh City, Vietnam and our facility in Lake Township, Ohio as well as improved utilization at various facilities, partially offset by the ramp down of our Series 4 manufacturing lines. We expect to produce 5.9 GWDC of solar modules during 2020, substantially all of which will be Series 6 modules.

•In response to the COVID-19 pandemic, governmental authorities have recommended or ordered the limitation or cessation of certain business or commercial activities in jurisdictions in which we operate, including the United States, Malaysia, and Vietnam. At this time, such limitations have had a limited effect on our Series 6 manufacturing facilities. However, these orders are subject to continuous revision, and our understanding of the applicability of these orders and any potential exemptions may change at any time. To enable the continuity of our operations, we have implemented a wide range of safety measures intended to inhibit the spread of COVID-19 at our manufacturing, administrative, and other sites and facilities.

•In June 2020, we entered into an agreement in principle to settle the claims in the Opt-Out Action filed in 2015 in the Arizona District Court by putative stockholders that opted out of the Class Action. On July 17, 2020, the parties executed a definitive settlement agreement pursuant to which we agreed to pay a total of $19 million in exchange for mutual releases and a dismissal with prejudice of the Opt-Out Action. The agreement contains no admission of liability, wrongdoing, or responsibility by any of the parties. On July 30, 2020, First Solar funded the settlement, and on July 31, 2020, the parties filed a joint stipulation of dismissal. As of December 31, 2019, we had accrued $13 million of estimated losses for this action. As a result of the proposed settlement, we accrued an incremental $6 million litigation loss during the three months ended June 30, 2020.

•In August 2020 we entered into an agreement with a subsidiary of Clairvest, pursuant to which Clairvest will acquire our North American O&M operations. The completion of the transaction is contingent on a number of closing conditions, including the receipt of certain third-party consents, the expiration of the mandatory waiting period under U.S. antitrust laws, a review of the transaction by the Committee on Foreign Investment in the United States, and other customary closing conditions. Assuming satisfaction of such closing conditions, we expect the sale to be completed in late 2020.

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

Lower industry module and system pricing is expected to contribute to diversification in global electricity generation and further demand for solar energy. Over time, however, declining average selling prices may adversely affect our results of operations to the extent we have not already entered into contracts for future module or system sales. Our results of operations could also be adversely affected if competitors reduce pricing to levels below their costs, bid aggressively low prices for module sale agreements or PPAs, or are able to operate at minimal or negative operating margins for sustained periods of time. For certain of our competitors, such actions may be enabled by their direct or indirect access to sovereign capital or other forms of state-owned support. In certain markets in California and elsewhere, an oversupply imbalance at the grid level may reduce short-to-medium term demand for new solar installations relative to prior years, lower PPA pricing, and lower margins on module and system sales to such markets. However, we believe the effects of such imbalance can be mitigated by modern solar power plants and energy storage solutions that offer a flexible operating profile, thereby promoting greater grid stability and enabling a higher penetration of solar energy. We continue to address these uncertainties, in part, by executing on our module technology improvements, partnering with grid operators and utility companies, and implementing certain other cost reduction initiatives.

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

Our long-term strategic plans are focused on our goal to create long-term shareholder value through a balance of growth, profitability, and liquidity. In executing such plans, we are focusing on providing utility-scale PV solar energy solutions in key geographic markets that we believe have a compelling need for mass-scale PV solar electricity, including markets throughout the Americas, the Asia-Pacific region, Europe, and certain other strategic markets. While these markets are expected to exhibit strong long-term demand for solar energy, the economic disruption caused by the COVID-19 pandemic has adversely affected near-term demand for electricity at the grid level. As a result, such temporary decline in load may adversely affect demand for specific forms of generation, such as our PV solar energy solutions, depending on the severity and duration of the economic disruption. Given these market dynamics, we continue to focus on opportunities in which our PV solar energy solutions compete directly with traditional forms of energy generation on an LCOE or similar basis, or complement such generation offerings. These opportunities include the retirement and replacement of aging fossil fuel-based generation resources with utility-scale PV solar energy solutions. For example, cumulative global retirements of coal generation plants are expected to approximate 900 GWDC by 2040, representing a significant increase in the potential market for solar energy.

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

In certain markets, demand for our utility-scale offerings may be affected by specific regulations or policies of governmental bodies or utility regulators. For example, in June 2020, the Japanese legislature enacted an amendment to the Electricity Business Law Enforcement Order for the Ministry of Economy, Trade and Industry (“METI”) of Japan which, among other things, is expected to invalidate the feed-in-tariff certificates for projects that fail to achieve construction plan acceptance and/or commercial operation within a set period of time following dates specified in their respective certificates. The amendment, which becomes effective in April 2022, applies to all projects regardless of generation type and is intended to release grid capacity reserved for delayed projects to enable other newly developed projects to utilize such capacity at a lower cost of electricity to consumers. The deadline period by which a project must achieve construction plan acceptance and/or commercial operation will be proposed at a later date by METI. Any deadlines that precede the expected construction plan acceptance and/or commercial operation dates of our various projects in Japan could adversely affect the value of such projects and our ability to secure any related project financing.

We intend to focus our resources in those markets and energy applications in which solar power can be a least-cost, best-fit energy solution, particularly in regions with significant current or projected electricity demand, relatively high existing electricity prices, strong demand for renewable energy generation, and high solar resources. As a result, we closely evaluate and monitor the appropriate level of resources required to support such markets and their associated sales opportunities. We have dedicated, and intend to continue to dedicate, significant capital and human resources to reduce the total installed cost of PV solar energy and to ensure that our solutions integrate well into the overall electricity ecosystem of each specific market.

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

We continually evaluate forecasted global demand, competition, and our addressable market and seek to effectively balance manufacturing capacity with market demand and the nature and extent of our competition. During 2019, we commenced commercial production of Series 6 modules at our second manufacturing facility in Ho Chi Minh City, Vietnam and our manufacturing facility in Lake Township, Ohio. We are currently in the process of transitioning our legacy Series 4 manufacturing facilities in Kulim, Malaysia to our Series 6 module technology and continue to expand capacity and throughput at our other existing manufacturing facilities. Such additional capacity, and any other potential investments to add or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in the Risk Factors.

In response to the COVID-19 pandemic, governmental authorities have recommended or ordered the limitation or cessation of certain business or commercial activities in jurisdictions in which we do business or have operations. While some of these orders permit the continuation of essential business operations, or permit the performance of minimum business activities, these orders are subject to continuous revision or may be revoked or superseded, or our understanding of the applicability of these orders and exemptions, may change at any time. In addition, due to contraction of the virus, or concerns about becoming ill from the virus, we may experience reductions in the availability of our operational workforce, such as our manufacturing personnel. As a result, we may at any time be ordered by governmental authorities, or we may determine, based on our understanding of the recommendations or orders of governmental authorities or the availability of our personnel, that we have to curtail or cease business operations or activities altogether, including manufacturing, fulfillment, project development, construction, operating or maintenance operations, or research and development activities. At this time, such limitations have had a limited effect on our manufacturing facilities and certain project construction activities, and we have implemented a wide range of safety measures intended to enable the continuity of our operations and inhibit the spread of COVID-19 at our manufacturing, administrative, and other sites and facilities, including those in the United States, Malaysia, and Vietnam.

Systems Project Pipeline

The following tables summarize, as of August 6, 2020, our approximately 1.6 GWAC advanced-stage project pipeline. The actual volume of modules installed in our projects will be greater than the project size in MWAC as module volumes required for a project are based upon MWDC, which will be greater than the MWAC size pursuant to a DC-AC ratio typically ranging from 1.1 to 1.4. Such ratio varies across different projects due to many factors, including PPA pricing and the location, design, and costs of the system. Projects are typically removed from our advanced-stage project pipeline tables below once we substantially complete construction of the project and after substantially all of the associated project revenue is recognized. A project, or a portion of a project, may also be removed from the tables below in the event the project is not able to be sold due to the changing economics of the project or other factors or we decide to temporarily own and operate the project based on strategic opportunities or market factors.

Projects under Sales Agreements

The following table includes uncompleted sold projects and projects under contracts subject to conditions precedent:

Project/Location	Project Size in MWAC	PPA Contracted Partner	Customer	Expected Year Revenue Recognition Will Be Completed	% of Revenue Recognized as of June 30, 2020
GA Solar 4, Georgia	200	Georgia Power Company	Origis Energy USA	2020	92%
Seabrook, South Carolina	72	South Carolina Electric and Gas Company	Dominion Energy	2020	97%
India (multiple locations)	40	(1)	Ayana Renewable Power	2020	—%
Total	312

Projects with Executed PPAs Not under Sales Agreements

Project/Location	Project Size in MWAC	PPA Contracted Partner	Fully Permitted	Expected or Actual Substantial Completion Year	% Complete as of June 30, 2020
Horizon, Texas	200	(2)	No	2022	—%
Big Plain Solar, Ohio	196	(3)	No	2022	—%
Ridgely, Tennessee	177	Tennessee Valley Authority	No	2023	—%
Sun Streams 2, Arizona	150	Microsoft Corporation	Yes	2021	13%
Luz del Norte, Chile	141	(4)	Yes	2016	100%
Rabbitbrush, California	100	(5)	No	2022	5%
Oak Trail, North Carolina	100	(3)	No	2022	—%
Sun Streams PVS, Arizona	65	APS	No	2022	7%
Ishikawa, Japan	59	Hokuriku Electric Power Company	Yes	2018	100%
Japan (multiple locations)	55	(6)	Yes	2021/2022	24%
Miyagi, Japan	40	Tohoku Electric Power Company	Yes	2021	57%
Total	1,283
——————————
(1)Gulbarga Electricity Supply Co. – 20 MWAC and Chamundeshwari Electricity Supply Co. – 20 MWAC

(2)150 MWAC of the plant’s capacity is contracted with Dow Pipeline Company; remaining capacity to be sold on an open contract basis

(3)Contracted but not specified

(4)Approximately 70 MWAC of the plant’s capacity is contracted under various PPAs; remaining capacity to be sold on an open contract basis

(5)Monterey Bay Community Power – 60 MWAC and Silicon Valley Clean Energy – 40 MWAC

(6)Chubu Electric Power Company – 38 MWAC and Hokuriku Electric Power Company – 17 MWAC

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.6%	86.8%	80.6%	93.1%
Gross profit	21.4%	13.2%	19.4%	6.9%
Selling, general and administrative	8.1%	8.7%	9.4%	8.6%
Research and development	3.5%	4.2%	4.1%	4.1%
Production start-up	1.0%	1.8%	0.9%	1.8%
Litigation loss	0.9%	—%	0.5%	—%
Operating income (loss)	7.9%	(1.5)%	4.5%	(7.6)%
Foreign currency (loss) income, net	(0.2)%	0.3%	(0.1)%	0.2%
Interest income	0.6%	2.3%	1.1%	2.5%
Interest expense, net	(0.5)%	(1.5)%	(0.9)%	(1.7)%
Other expense, net	(0.5)%	(0.8)%	(0.5)%	(0.1)%
Income tax (expense) benefit	(1.6)%	(2.0)%	6.7%	(0.9)%
Equity in earnings, net of tax	—%	—%	—%	—%
Net income (loss)	5.7%	(3.2)%	10.9%	(7.7)%

Segment Overview

We operate our business in two segments. Our modules segment involves the design, manufacture, and sale of CdTe solar modules to third parties, and our systems segment includes the development, construction, operation, maintenance, and sale of PV solar power systems, including any modules installed in such systems and any revenue from energy generated by such systems.

Net sales

Modules Business

We generally price and sell our solar modules on a per watt basis. During the three and six months ended June 30, 2020, we sold the majority of our solar modules to integrators and operators of systems in the United States, and substantially all of our modules business net sales were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts.

Systems Business

During the three and six months ended June 30, 2020, the majority of our systems business net sales were in the United States and were denominated in U.S. dollars. We recognize revenue for the sale of a development project, which excludes EPC services, or for the sale of a completed system when we enter into the associated sales contract with the customer. For other sales of solar power systems and/or EPC services, we generally recognize revenue over time as our performance creates or enhances an energy generation asset controlled by the customer. Furthermore, the sale of a solar power system combined with EPC services represents a single performance obligation for the development and construction of a single generation asset. For such arrangements, we recognize revenue as work is performed using cost based input methods, which result in revenue being recognized as work is performed based on the relationship between actual costs incurred compared to the total estimated costs for a given contract.

The following table shows net sales by reportable segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Six Month Change
Modules	$371,518	$228,745	$142,773	62%	$765,199	$427,560	$337,639	79%
Systems	270,893	356,211	(85,318)	(24)%	409,336	689,374	(280,038)	(41)%
Net sales	$642,411	$584,956	$57,455	10%	$1,174,535	$1,116,934	$57,601	5%

Net sales from our modules segment increased $142.8 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a 59% increase in the volume of watts sold and a 2% increase in the average selling price per watt. Net sales from our systems segment decreased $85.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the sale of the Beryl, Cove Mountain, and Muscle Shoals projects and the completion of substantially all construction activities at the Phoebe project in 2019, partially offset by the sale of the American Kings project in the current period.

Net sales from our modules segment increased $337.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to a 76% increase in the volume of watts sold and a 2% increase in the average selling price per watt. Net sales from our systems segment decreased $280.0 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the sale of the Beryl, Cove Mountain, and Muscle Shoals projects and the completion of substantially all construction activities at the Rosamond, Phoebe, and Lake Hancock projects in 2019, partially offset by the sale of the American Kings project and ongoing construction activities at the GA Solar 4 project in the current period.

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

The following table shows cost of sales by reportable segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Six Month Change
Modules	$291,577	$217,262	$74,315	34%	$609,906	$441,073	$168,833	38%
Systems	213,374	290,512	(77,138)	(27)%	336,831	598,567	(261,736)	(44)%
Total cost of sales	$504,951	$507,774	$(2,823)	(1)%	$946,737	$1,039,640	$(92,903)	(9)%
% of net sales	78.6%	86.8%			80.6%	93.1%

Our cost of sales decreased $2.8 million, or 1%, and decreased 8.2 percentage points as a percent of net sales for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease in cost of sales was driven by a $77.1 million decrease in our systems segment cost of sales primarily due to the lower volume of projects under construction during the period, partially offset by the size of projects sold and the timing of when revenue recognition criteria were met. Such decrease was partially offset by a $74.3 million increase in our modules segment cost of sales primarily due to higher costs of $116.0 million from an increase in the volume of modules sold and manufacturing related charges of $8.8 million associated with the ongoing COVID-19 pandemic, partially offset by continued cost reductions in the cost per watt of our solar modules, which decreased cost of sales by $46.5 million, and lower under-utilization and certain other charges associated with the initial ramp of certain Series 6 manufacturing lines, which decreased cost of sales by $16.2 million compared to 2019.

Our cost of sales decreased $92.9 million, or 9%, and decreased 12.5 percentage points as a percent of net sales for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in cost of sales was driven by a $261.7 million decrease in our systems segment cost of sales primarily due to the lower volume of projects under construction during the period, partially offset by the size of projects sold and the timing of when revenue recognition criteria were met. Such decrease was partially offset by a $168.8 million increase in our modules segment cost of sales primarily due to higher costs of $291.6 million from an increase in the volume of modules sold and manufacturing related charges of $8.8 million associated with the ongoing COVID-19 pandemic, partially offset by continued cost reductions in the cost per watt of our solar modules, which decreased cost of sales by $108.2 million, and lower under-utilization and certain other charges associated with the initial ramp of certain Series 6 manufacturing lines, which decreased cost of sales by $44.2 million compared to 2019.

Gross profit

Gross profit may be affected by numerous factors, including the selling prices of our modules and systems, our manufacturing costs, project development costs, BoS costs, the capacity utilization of our manufacturing facilities, and foreign exchange rates. Gross profit may also be affected by the mix of net sales from our modules and systems businesses.

The following table shows gross profit for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Six Month Change
Gross profit	$137,460	$77,182	$60,278	78%	$227,798	$77,294	$150,504	195%
% of net sales	21.4%	13.2%			19.4%	6.9%

Gross profit increased 8.2 percentage points to 21.4% during the three months ended June 30, 2020 from 13.2% during the three months ended June 30, 2019 primarily due to higher gross profit on third-party module sales and improved utilization of our manufacturing facilities from the successful ramp of various Series 6 manufacturing lines, partially offset by the mix of lower gross profit projects under construction during the period, including additional costs for weather and COVID-19 related delays at the GA Solar 4 project, and manufacturing related charges associated with the ongoing COVID-19 pandemic.

Gross profit increased 12.5 percentage points to 19.4% during the six months ended June 30, 2020 from 6.9% during the six months ended June 30, 2019 primarily due to higher gross profit on third-party module sales and improved utilization of our manufacturing facilities from the successful ramp of various Series 6 manufacturing lines, partially offset by the mix of lower gross profit projects under construction during the period and the additional costs for the GA Solar 4 project described above.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Six Month Change
Selling, general and administrative	$51,770	$50,934	$836	2%	$110,357	$96,286	$14,071	15%
% of net sales	8.1%	8.7%			9.4%	8.6%

Selling, general and administrative expense for the three months ended June 30, 2020 was consistent with the three months ended June 30, 2019. Selling, general and administrative expense for the six months ended June 30, 2020 increased compared to the six months ended June 30, 2019 primarily due to an increase in professional fees; higher employee compensation expense, including higher severance; higher charges for impairments of certain project assets; and higher expected credit losses for our accounts receivable due to the current economic conditions resulting from the COVID-19 pandemic. See Note 5. “Consolidated Balance Sheet Details” for further information about the allowance for credit losses associated with our accounts receivable.

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

The following table shows research and development expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Six Month Change
Research and development	$22,483	$24,395	$(1,912)	(8)%	$48,096	$46,272	$1,824	4%
% of net sales	3.5%	4.2%			4.1%	4.1%

Research and development expense for the three months ended June 30, 2020 decreased compared to the three months ended June 30, 2019 primarily as a result of lower employee compensation expense due to reductions in R&D headcount, partially offset by increased material and module testing costs.

Research and development expense for the six months ended June 30, 2020 increased compared to the six months ended June 30, 2019 primarily due to higher impairment charges for certain equipment and increased material and module testing costs, partially offset by lower employee compensation expense due to reductions in R&D headcount.

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

The following table shows production start-up expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Six Month Change
Production start-up	$6,311	$10,437	$(4,126)	(40)%	$10,793	$19,959	$(9,166)	(46)%
% of net sales	1.0%	1.8%			0.9%	1.8%

During the three and six months ended June 30, 2020, we incurred production start-up expense for the transition to Series 6 module manufacturing at our second facility in Kulim, Malaysia and the capacity expansion of our manufacturing facility in Perrysburg, Ohio. During the three and six months ended June 30, 2019, we incurred production start-up expense at our facility in Lake Township, Ohio, and our second facility in Ho Chi Minh City, Vietnam, which commenced commercial production in early 2019.

Litigation loss

The following table shows litigation loss for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Six Month Change
Litigation loss	$6,000	$—	$6,000	100%	$6,000	$—	$6,000	100%
% of net sales	0.9%	—%			0.5%	—%

In June 2020, we entered into an agreement in principle to settle the claims in the Opt-Out Action filed in 2015 in the Arizona District Court by putative stockholders that opted out of the Class Action. On July 17, 2020, the parties executed a definitive settlement agreement pursuant to which we agreed to pay a total of $19 million in exchange for mutual releases and a dismissal with prejudice of the Opt-Out Action. The agreement contains no admission of liability, wrongdoing, or responsibility by any of the parties. On July 30, 2020, First Solar funded the settlement, and on July 31, 2020, the parties filed a joint stipulation of dismissal.

As of December 31, 2019, we had accrued $13 million of estimated losses for this action. As a result of the settlement, we accrued an incremental $6 million litigation loss during the three months ended June 30, 2020. See Note 10. “Commitments and Contingencies” for further information about the Opt-Out Action.

Foreign currency (loss) income, net

Foreign currency (loss) income, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency (loss) income, net for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Six Month Change
Foreign currency (loss) income, net	$(1,299)	$1,726	$(3,025)	175%	$(1,697)	$1,898	$(3,595)	189%

Foreign currency loss for the three and six months ended June 30, 2020 increased compared to the three and six months ended June 30, 2019 primarily due to higher costs associated with hedging activities related to our subsidiaries in Europe and differences between our economic hedge positions and the underlying exposures.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, and restricted marketable securities. Interest income also includes interest earned from notes receivable and late customer payments.

The following table shows interest income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Six Month Change
Interest income	$3,674	$13,510	$(9,836)	(73)%	$13,004	$27,769	$(14,765)	(53)%

Interest income for the three and six months ended June 30, 2020 decreased compared to the three and six months ended June 30, 2019 primarily due to lower interest rates on cash and cash equivalents and lower average balances and interest rates associated with time deposits and marketable securities.

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

The following table shows interest expense, net for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Six Month Change
Interest expense, net	$(3,254)	$(8,921)	$5,667	(64)%	$(10,043)	$(19,042)	$8,999	(47)%

Interest expense, net for the three and six months ended June 30, 2020 decreased compared to the three and six months ended June 30, 2019 primarily due to changes in the fair value of interest rate swap contracts, which do not qualify for hedge accounting, and lower interest expense associated with project debt, partially offset by a decrease in capitalized interest.

Other expense, net

Other expense, net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted marketable securities.

The following table shows other expense, net for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Six Month Change
Other expense, net	$(3,195)	$(4,438)	$1,243	(28)%	$(5,417)	$(929)	$(4,488)	483%

Other expense, net for the three months ended June 30, 2020 was consistent with the three months ended June 30, 2019. Other expense, net for the six months ended June 30, 2020 increased compared to the six months ended June 30, 2019 primarily due to expected credit losses associated with certain notes receivable, partially offset by prior period charges associated with certain letter of credit arrangements and the impairment of a strategic investment. See Note 5. “Consolidated Balance Sheet Details” for further information about the allowance for credit losses for our notes receivable.

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
The following table shows income tax benefit for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Six Month Change
Income tax (expense) benefit	$(10,214)	$(11,744)	$1,530	(13)%	$79,001	$(10,350)	$89,351	>100%
Effective tax rate	21.8%	(175.1)%			(163.2)%	(13.7)%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period. Income tax expense decreased by $1.5 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to lower discrete tax expenses associated with filing a return in a foreign jurisdiction, partially offset by higher pretax income. Income tax benefit increased by $89.4 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to a $90.7 million discrete tax benefit from the effect of tax law changes associated with the CARES Act.

Equity in earnings, net of tax

Equity in earnings, net of tax represents our proportionate share of the earnings or losses from equity method investments as well as any gains or losses on the sale or disposal of such investments.

The following table shows equity in earnings, net of tax for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Six Month Change
Equity in earnings, net of tax	$303	$(97)	$400	412%	$215	$(270)	$485	180%

Equity in earnings, net of tax for the three and six months ended June 30, 2020 was consistent with the three and six months ended June 30, 2019.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe the judgments and estimates involved in over time revenue recognition, accrued solar module collection and recycling, product warranties, accounting for income taxes, and long-lived asset impairments have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our accounting policies during the six months ended June 30, 2020 with the exception of certain changes to our allowance for credit losses accounting policies as part of the adoption of ASU 2016-13 as described in Note 2. “Recent Accounting Pronouncements” to our condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2. “Recent Accounting Pronouncements” to our condensed consolidated financial statements for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of June 30, 2020, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, contracts with customers for the future sale of solar modules, and advanced-stage project pipeline will be sufficient to meet our working capital, systems project investment, and capital expenditure needs for at least the next 12 months. As needed, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally.

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

As of June 30, 2020, we had $1.5 billion of cash, cash equivalents, and marketable securities compared to $2.2 billion as of December 31, 2019. The decrease in cash, cash equivalents, and marketable securities was primarily driven by the $350 million settlement payment associated with our prior class action lawsuit; purchases of property, plant and equipment; the timing of cash receipts from certain third-party module sales, for which proceeds were received in late 2019 prior to the step down in the U.S. investment tax credit; and other operating expenditures; partially offset by cash proceeds from the sale and construction of systems projects. As of June 30, 2020, $0.7 billion of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries and was primarily based in U.S. dollar, Japanese yen, and Indian rupee denominated holdings.

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

Our systems business requires significant liquidity and is expected to continue to have significant liquidity requirements in the future. The net amount of our project assets and related portion of deferred revenue, which approximates our net capital investment in the development and construction of systems projects, was $375.5 million as of June 30, 2020. Solar power project development cycles, which span the time between the identification of a site location and the commercial operation of a system, vary substantially and can take many years to mature. As a result of these long project cycles and strategic decisions to finance the development of certain projects using our working capital, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such projects. Delays in construction or in completing the sale of our systems projects that we are self-financing may also impact our liquidity. In certain circumstances, we may need to finance construction costs exclusively using working capital, if project financing becomes unavailable due to regional, market-wide, or other concerns.

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

Additionally, we may elect to retain an ownership interest in certain systems projects after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a system at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of system ownership, we may instead elect to temporarily own and operate such system until we can sell it on economically attractive terms. The decision to retain ownership of a system impacts our liquidity depending upon the size and cost of the project. As of June 30, 2020, we had $465.5 million of net PV solar power systems that had been placed in service, primarily in international markets. We have elected, and may in the future elect, to enter into temporary or long-term project financing to reduce the impact on our liquidity and working capital with regards to such systems.

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

•In January 2020, we entered into an MOU to settle a class action lawsuit filed in the Arizona District Court. Pursuant to the MOU, among other things, we agreed to pay a total of $350 million to settle the claims in the lawsuit in exchange for mutual releases and dismissal with prejudice of the complaint upon court approval of the settlement. In February 2020, we subsequently entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with certain named plaintiffs on terms and conditions that were consistent with the MOU. Pursuant to the Settlement Agreement, among other things, (i) we contributed $350 million in cash to a settlement fund that will be used to pay all settlement fees and expenses, attorneys’ fees and expenses, and cash payments to members of the settlement class and (ii) the settlement class has agreed to release us, the other defendants named in the class action, and certain of their respective related parties from any and all claims concerning, based on, arising out of, or in connection with the class action. The Settlement Agreement contained no admission of liability, wrongdoing, or responsibility by any of the parties. On June 30, 2020, the Arizona District Court entered an order granting final approval of the settlement and dismissed the Class Action with prejudice.

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

•The balance of our solar module inventories and BoS parts was $409.5 million as of June 30, 2020. As we continue to develop our advanced-stage project pipeline, we must produce solar modules in volumes sufficient to support our planned construction schedules. As part of this development and construction cycle, we typically produce these inventories in advance of receiving payment for such materials, which may temporarily reduce our liquidity. Once solar modules and BoS parts are installed in a project, they are classified as either project assets, PV solar power systems, or cost of sales depending on whether the project is subject to a definitive sales contract and whether other revenue recognition criteria have been met. We also produce significant volumes of modules for sale directly to third-parties, which requires us to carry inventories at levels sufficient to satisfy the demand of our customers and the needs of their projects, which may also temporarily reduce our liquidity.

•We may commit significant working capital over the next several years to advance the construction of various U.S. systems projects or procure the associated modules or BoS parts, by specified dates, for such projects to qualify for certain federal investment tax credits (“ITC”). Among other requirements, such credits require projects to have commenced construction in 2020, which may be achieved by certain qualifying procurement activities, to receive a 26% investment tax credit. The credit will step down to 22% for projects that commence construction in 2021, and will further step down to 10% for projects that commence construction thereafter. Such federal investment tax credits have been an important economic driver of solar installations and qualifying procurement activities in the United States, and have historically contributed to increased demand. In July 2020, the U.S. House of Representatives passed the Moving Forward Act, which includes, among other things, provisions to extend these credits by five years. Such extension, if successfully passed by the U.S. Senate and signed into law, is expected to contribute to greater demand for renewable energy investments in the United States.

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

Cash Flows

The following table summarizes key cash flow activity for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(357,095)	$(289,870)
Net cash provided by (used in) investing activities	81,287	(17,886)
Net cash (used in) provided by financing activities	(22,669)	80,719
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(222)	(2,018)
Net decrease in cash, cash equivalents and restricted cash	$(298,699)	$(229,055)

Operating Activities

The increase in net cash used in operating activities was primarily driven by the $350 million settlement payment associated with our prior class action lawsuit as described above and the timing of cash receipts from certain third-party module sales, for which proceeds were received in late 2019 prior to the step down in the U.S. investment tax credit. Such increases were partially offset by higher cash proceeds from the sale and construction of systems projects and lower operating expenditures associated with our transition to Series 6 module manufacturing.

Investing Activities

The increase in net cash provided by investing activities was primarily due to lower purchases of property, plant and equipment.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 despite the fact that many of our associates are working remotely due to the COVID-19 pandemic. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize potential impacts on their design and operating effectiveness.

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

The COVID-19 pandemic has continued to have an unprecedented impact on the United States, Malaysia, and other countries throughout the world, including those in which we do business or have operations. Although as of the date of this filing, we have not been materially impacted by COVID-19, the pandemic could materially impact our business, financial condition, and results of operations in the future. The extent to which the pandemic could impact us continues to be highly uncertain and cannot be predicted, and will depend largely on subsequent developments, including the severity and duration of the pandemic, measures taken to contain the spread of the virus, such as restrictions on travel and gatherings of people and temporary closures of or limitations on businesses and other commercial activities, and policies implemented by governmental authorities to ease restrictions in a phased manner.

As a result of the COVID-19 pandemic and these related containment measures and reopening policies, we may be subject to significant risks, which have the potential to materially and adversely impact our business, financial condition, and results of operations, including the following:

•The continued economic disruption caused by the COVID-19 pandemic may result in a long-term tightening of the supply of capital in global financial markets (including, in the United States, a reduction in total tax equity availability), which could make it difficult for purchasers of our modules or our development projects to secure the debt or equity capital necessary to finance a PV solar power system, thereby delaying or reducing demand for our modules or these projects;

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

•The failure of our suppliers or vendors to supply materials or equipment, or the failure of our vendors to install, repair, or replace our specialized equipment, due to the COVID-19 pandemic, related containment measures, or limitations on logistics providers’ ability to operate, may idle, slowdown, shutdown, or otherwise cause us to adjust our manufacturing capacity. We have incurred manufacturing charges associated with the ongoing COVID-19 pandemic;

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

If the severity and duration of the COVID-19 pandemic does not abate and related containment measures are not lifted, are eased more slowly than anticipated, or are reinstituted, many of the other risks described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 may have a significant impact on our business, financial condition, and results of operations.

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

Application of U.S. trade laws, or trade laws of other countries, may also impact, either directly or indirectly, our operating results. For example, in January 2018, following a petition filed by a U.S.-based manufacturer of solar cells under Sections 201 and 202 of the Trade Act of 1974 for global safeguard relief with the U.S. International Trade Commission (the “USITC”), requesting, among other things, the imposition of certain tariffs on crystalline silicon solar cells imported into the United States and the establishment of a minimum price per watt on imported crystalline silicon solar modules, the U.S. President proclaimed tariffs on imported crystalline silicon modules, and a tariff-rate quota on imported crystalline silicon cells, over a four-year period, with the tariff on modules, and the tariff on cells above the first 2.5 GWDC of imports, starting at 30% for the February 2018 to February 2019 period and declining by five percentage points in each subsequent 12-month period. Thin film solar cell products, such as our CdTe technology, are expressly excluded from the tariffs. The Office of the United States Trade Representative (the “USTR”) has also granted certain requests that particular types of solar products be excluded from the tariffs. Among these was an exclusion for bifacial solar modules that was issued on June 13, 2019. In a notice published on October 9, 2019, the USTR announced that it would withdraw the exclusion for bifacial solar modules, effective October 28, 2019. However, on December 5, 2019, the United States Court of International Trade overturned the announcement by issuing a preliminary injunction ordering the exclusion of bifacial solar modules from the tariffs. On January 27, 2020, the USTR announced a public comment process regarding the possible retention or withdrawal of the exclusion for bifacial solar modules, and the USTR received public comments in February 2020. On April 14, 2020, the U.S. Government informed the United States Court of International Trade that, on or about the same day, the USTR issued a determination for publication in the U.S. Federal Register that the USTR would withdraw the exclusion for bifacial solar modules if the court lifts the preliminary injunction, but in no case earlier than 30 days from the determination’s publication in the Federal Register (i.e., no earlier than May 18, 2020). On May 27, 2020, the United States Court of International Trade denied the U.S. Government’s motions to dismiss the action challenging the October 2019 withdrawal of the exclusion for bifacial solar modules and to dissolve the preliminary injunction. In a Federal Register notice published on June 12, 2020, the USTR announced that the October 2019 withdrawal had been rescinded and superseded by the USTR’s April 2020 determination to withdraw the exclusion for bifacial solar modules. Also on June 12, 2020, the U.S. Government filed a renewed motion requesting that the United States Court of International Trade dissolve the preliminary injunction, arguing that the October 2019 withdrawal is moot and that there is no basis to enjoin the April 2020 determination to withdraw the exclusion for bifacial solar modules. On July 23, 2020, the United States Court of International Trade scheduled oral argument for August 10, 2020, regarding the U.S. Government’s renewed motion to dissolve the preliminary injunction and other pending motions. On July 24, 2020, the U.S. Government notified the United States Court of International Trade that it is appealing that court’s order and decision of May 27, 2020 denying the U.S. Government’s initial motion to dissolve the preliminary injunction. It is unknown whether, or when, the USTR would be permitted to implement the April 2020 determination to withdraw the exclusion for bifacial solar modules. In addition, the USITC has reviewed developments regarding the relevant domestic industry (including its efforts to adjust to import competition), and it provided a report to the U.S. President in February 2020. The USITC has also reviewed the probable effects of increasing the tariff-rate quota for solar cells from 2.5 GWDC to 4, 5, or 6 GWDC, and it reported its advice to the USTR in March 2020. These reports could serve as a basis for the U.S. President to reduce, modify, or terminate the safeguard tariffs.

The United States has also imposed import tariffs in connection with other proceedings during 2018, 2019, and 2020. In March 2018, the U.S. President proclaimed tariffs on certain imported aluminum and steel articles, generally at rates of 10% and 25%, respectively, under Section 232 of the Trade Expansion Act of 1962. Currently, all countries except Argentina, Australia, Canada, and Mexico are covered by the aluminum tariff, and all countries except Argentina, Australia, Brazil, Canada, Mexico, and South Korea are covered by the steel tariff. In addition, in May 2018, the U.S. President proclaimed absolute quotas for the import of aluminum articles from Argentina and the import of steel articles from Argentina, Brazil, and South Korea. In January 2020, the U.S. President announced the expansion of tariffs under Section 232 to cover certain derivative steel and aluminum articles. Separately, in a series of actions during 2018 and 2019 that followed an investigation under Section 301 of the Trade Act of 1974, the United States imposed tariffs on various articles imported from China at a rate of 25%, including crystalline silicon solar cells and modules and various other articles. In August 2019, the U.S. President announced that the Section 301 tariff on various products, including crystalline silicon solar cells and modules, would increase to 30%, but such increase was later postponed in connection with U.S.-China negotiations. In December 2019, the United States and China announced a “Phase One” economic and trade agreement, whereby the U.S. Section 301 tariffs on various products, including crystalline silicon solar cells and modules, remained at 25%, while Section 301 tariffs on certain other products were lowered from 15% to 7.5%. In March 2020, the USTR granted Section 301 tariff exclusions for certain medical-care products related to the U.S. response to COVID-19, and it has requested public comments on possible exclusions for additional medical-care products. Since then, the USTR has announced additional Section 301 tariff exclusions, including for non-medical care products, although most exclusions are set to expire by the end of 2020.

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

Internationally, in July 2018, the Indian government imposed a safeguard duty regime on solar cells and modules imported from various countries, including member countries of the Organisation for Economic Co-operation and Development (“OECD”), China, and Malaysia, for a two-year period, starting at 25% through July 2019 and declining by five percentage points in each subsequent six-month period. In July 2020, the Indian government announced an extension to the safeguard duty regime at a revised rate of 14.9% through December 2020 and declining to 14.5% through July 2021. These duties are applicable to imports from member countries of the OECD, China, Vietnam, and Thailand. In addition, in March 2019, the Indian government issued technical guidelines related to the enlistment of approved models and manufacturers of PV solar modules, pursuant to which all projects owned by the Indian government or from which energy would be supplied to the government would be required to procure eligible components from such enlisted manufacturers. The enlistment procedures have certain distinguishing criteria depending on whether a manufacturer is located inside or outside of India, which may inhibit or restrict our ability to access the Indian market. While the effective date of this regulation was due to take effect in March 2020, in response to the COVID-19 pandemic, the effective date of this regulation has been deferred to September 2020. Such tariffs and policies, or any other U.S. or global trade remedies or other trade barriers, may directly or indirectly affect U.S. or global markets for solar energy and our business, financial condition, and results of operations.

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

FIRST SOLAR, INC.

Date: August 6, 2020	By:	/s/ BYRON JEFFERS
	Name:	Byron Jeffers
	Title:	Chief Accounting Officer