Form 10-Q
period 2020-09-30
FIRST SOLAR, INC.
filed 2020-10-28
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

As of October 23, 2020, 105,976,169 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$927,565	$546,806	$2,102,100	$1,663,740
Cost of sales	634,550	408,443	1,581,287	1,448,083
Gross profit	293,015	138,363	520,813	215,657
Operating expenses:
Selling, general and administrative	49,861	53,542	160,218	149,828
Research and development	22,972	24,912	71,068	71,184
Production start-up	13,019	18,605	23,812	38,564
Litigation loss	—	—	6,000	—
Total operating expenses	85,852	97,059	261,098	259,576
Operating income (loss)	207,163	41,304	259,715	(43,919)
Foreign currency (loss) income, net	(1,852)	1,209	(3,549)	3,107
Interest income	2,109	11,454	15,113	39,223
Interest expense, net	(10,975)	(4,976)	(21,018)	(24,018)
Other expense, net	(3,236)	(3,399)	(8,653)	(4,328)
Income (loss) before taxes and equity in earnings	193,209	45,592	241,608	(29,935)
Income tax (expense) benefit	(38,107)	(15,035)	40,894	(25,385)
Equity in earnings, net of tax	(65)	65	150	(205)
Net income (loss)	$155,037	$30,622	$282,652	$(55,525)

Net income (loss) per share:
Basic	$1.46	$0.29	$2.67	$(0.53)
Diluted	$1.45	$0.29	$2.65	$(0.53)
Weighted-average number of shares used in per share calculations:
Basic	105,967	105,397	105,830	105,272
Diluted	106,751	106,227	106,537	105,272

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$155,037	$30,622	$282,652	$(55,525)
Other comprehensive income:
Foreign currency translation adjustments	3,242	(6,570)	552	(6,245)
Unrealized gain on marketable securities and restricted marketable securities, net of tax of $(236), $(376), $(822), and $184	6,148	13,258	20,826	21,816
Unrealized (loss) gain on derivative instruments, net of tax of $55, $98, $(31), and $429	(1,827)	714	(1,741)	(623)
Other comprehensive income	7,563	7,402	19,637	14,948
Comprehensive income (loss)	$162,600	$38,024	$302,289	$(40,577)

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,277,054	$1,352,741
Marketable securities (amortized cost of $353,413 and allowance for credit losses of $48 at September 30, 2020)	353,819	811,506
Accounts receivable trade	221,196	476,425
Less: allowance for credit losses	(2,413)	(1,386)
Accounts receivable trade, net	218,783	475,039
Accounts receivable, unbilled and retainage	89,368	183,473
Less: allowance for credit losses	(919)	—
Accounts receivable, unbilled and retainage, net	88,449	183,473
Inventories	567,785	443,513
Balance of systems parts	34,280	53,583
Project assets	1,222	3,524
Assets held for sale	35,009	—
Prepaid expenses and other current assets	224,092	276,455
Total current assets	2,800,493	3,599,834
Property, plant and equipment, net	2,386,591	2,181,149
PV solar power systems, net	257,400	476,977
Project assets	362,777	333,596
Deferred tax assets, net	210,340	130,771
Restricted marketable securities (amortized cost of $245,351 and allowance for credit losses of $0 at September 30, 2020)	261,507	223,785
Goodwill	14,462	14,462
Intangible assets, net	58,469	64,543
Inventories	197,520	160,646
Other assets	435,658	329,926
Total assets	$6,985,217	$7,515,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$153,925	$218,081
Income taxes payable	32,172	17,010
Accrued expenses	298,133	351,260
Current portion of long-term debt	40,412	17,510
Deferred revenue	115,592	323,217
Accrued litigation	—	363,000
Liabilities held for sale	12,721	—
Other current liabilities	78,136	28,130
Total current liabilities	731,091	1,318,208
Accrued solar module collection and recycling liability	125,594	137,761
Long-term debt	220,456	454,187
Other liabilities	511,963	508,766
Total liabilities	1,589,104	2,418,922
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 105,974,984 and 105,448,921 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	106	105
Additional paid-in capital	2,855,645	2,849,376
Accumulated earnings	2,600,059	2,326,620
Accumulated other comprehensive loss	(59,697)	(79,334)
Total stockholders’ equity	5,396,113	5,096,767
Total liabilities and stockholders’ equity	$6,985,217	$7,515,689

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2020	105,961	$106	$2,848,928	$2,445,022	$(67,260)	$5,226,796
Net income	—	—	—	155,037	—	155,037
Other comprehensive income	—	—	—	—	7,563	7,563
Common stock issued for share-based compensation	19	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(5)	—	(289)	—	—	(289)
Share-based compensation expense	—	—	7,006	—	—	7,006
Balance at September 30, 2020	105,975	$106	$2,855,645	$2,600,059	$(59,697)	$5,396,113

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2019	105,390	$105	$2,826,533	$2,355,406	$(46,920)	$5,135,124
Net income	—	—	—	30,622	—	30,622
Other comprehensive income	—	—	—	—	7,402	7,402
Common stock issued for share-based compensation	21	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(5)	—	(339)	—	—	(339)
Share-based compensation expense	—	—	9,674	—	—	9,674
Balance at September 30, 2019	105,406	$105	$2,835,868	$2,386,028	$(39,518)	$5,182,483

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount
Balance at December 31, 2019	105,449	$105	$2,849,376	$2,326,620	$(79,334)	$5,096,767
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	—	—	(9,213)	—	(9,213)
Net income	—	—	—	282,652	—	282,652
Other comprehensive income	—	—	—	—	19,637	19,637
Common stock issued for share-based compensation	808	1	1,362	—	—	1,363
Tax withholding related to vesting of restricted stock	(282)	—	(13,053)	—	—	(13,053)
Share-based compensation expense	—	—	17,960	—	—	17,960
Balance at September 30, 2020	105,975	$106	$2,855,645	$2,600,059	$(59,697)	$5,396,113

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount
Balance at December 31, 2018	104,885	$105	$2,825,211	$2,441,553	$(54,466)	$5,212,403
Net loss	—	—	—	(55,525)	—	(55,525)
Other comprehensive income	—	—	—	—	14,948	14,948
Common stock issued for share-based compensation	826	1	1,672	—	—	1,673
Tax withholding related to vesting of restricted stock	(305)	(1)	(16,070)	—	—	(16,071)
Share-based compensation expense	—	—	25,055	—	—	25,055
Balance at September 30, 2019	105,406	$105	$2,835,868	$2,386,028	$(39,518)	$5,182,483

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$282,652	$(55,525)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation, amortization and accretion	173,277	149,970
Impairments and net losses on disposal of long-lived assets	24,600	6,155
Share-based compensation	18,189	25,408
Equity in earnings, net of tax	(150)	205
Remeasurement of monetary assets and liabilities	700	2,097
Deferred income taxes	(77,970)	11,678
Gains on sales of marketable securities and restricted marketable securities	(15,346)	(15,016)
Liabilities assumed by customers for the sale of systems	(136,745)	(88,050)
Other, net	15,739	925
Changes in operating assets and liabilities:
Accounts receivable, trade, unbilled and retainage	330,090	51,803
Prepaid expenses and other current assets	8,467	(29,311)
Inventories and balance of systems parts	(142,017)	(223,756)
Project assets and PV solar power systems	183,163	(253,260)
Other assets	(30,804)	18,326
Income tax receivable and payable	9,160	(24,585)
Accounts payable	(58,311)	(532)
Accrued expenses and other liabilities	(720,756)	(185,489)
Accrued solar module collection and recycling liability	(13,136)	1,465
Net cash used in operating activities	(149,198)	(607,492)
Cash flows from investing activities:
Purchases of property, plant and equipment	(327,284)	(510,571)
Purchases of marketable securities and restricted marketable securities	(642,993)	(668,052)
Proceeds from sales and maturities of marketable securities and restricted marketable securities	1,100,176	1,120,961
Other investing activities	(13,577)	3,027
Net cash provided by (used in) investing activities	116,322	(54,635)
Cash flows from financing activities:
Repayment of long-term debt	(224,643)	(10,583)
Proceeds from borrowings under long-term debt, net of discounts and issuance costs	140,304	107,396
Payments of tax withholdings for restricted shares	(13,053)	(16,070)
Other financing activities	(804)	999
Net cash (used in) provided by financing activities	(98,196)	81,742
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,251	(6,732)
Net decrease in cash, cash equivalents and restricted cash	(129,821)	(587,117)
Cash, cash equivalents and restricted cash, beginning of the period	1,446,510	1,562,623
Cash, cash equivalents and restricted cash, end of the period	$1,316,689	$975,506
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$129,384	$111,791

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other period. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K, which has been filed with the SEC.

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

3. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents:
Cash	$1,276,662	$1,345,419
Money market funds	392	7,322
Total cash and cash equivalents	1,277,054	1,352,741
Marketable securities:
Foreign debt	214,436	387,820
Foreign government obligations	—	22,011
U.S. debt	14,561	66,134
Time deposits	124,822	335,541
Total marketable securities	353,819	811,506
Total cash, cash equivalents, and marketable securities	$1,630,873	$2,164,247

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 to the total of such amounts as presented in the condensed consolidated statement of cash flows (in thousands):

	Balance Sheet Line Item	September 30, 2020	December 31, 2019
Cash and cash equivalents	Cash and cash equivalents	$1,277,054	$1,352,741
Restricted cash – current	Prepaid expenses and other current assets	1,516	13,697
Restricted cash – noncurrent	Other assets	38,119	80,072
Total cash, cash equivalents, and restricted cash		$1,316,689	$1,446,510

During the three and nine months ended September 30, 2020, we sold marketable securities for proceeds of $27.6 million and $188.1 million, respectively, and realized gains of less than $0.1 million and $0.2 million, respectively, on such sales. During the three and nine months ended September 30, 2019, we sold marketable securities for proceeds of $32.0 million and $52.0 million, respectively, and realized no gain or loss on the sale. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$214,045	$467	$66	$10	$214,436
U.S. debt	14,508	53	—	—	14,561
Time deposits	124,860	—	—	38	124,822
Total	$353,413	$520	$66	$48	$353,819

	As of December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign debt	$387,775	$551	$506	$387,820
Foreign government obligations	21,991	20	—	22,011
U.S. debt	65,970	176	12	66,134
Time deposits	335,541	—	—	335,541
Total	$811,277	$747	$518	$811,506

The following table presents the change in the allowance for credit losses related to our available-for-sale marketable securities for the nine months ended September 30, 2020 (in thousands):

Marketable Securities
Balance as of December 31, 2019	$—
Cumulative-effect adjustment for the adoption of ASU 2016-13	207
Provision for credit losses, net	215
Sales and maturities of marketable securities	(374)
Balance as of September 30, 2020	$48

The contractual maturities of our marketable securities as of September 30, 2020 were as follows (in thousands):

Fair Value
One year or less	$197,152
One year to two years	150,639
Two years to three years	6,028
Total	$353,819

4. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Foreign government obligations	$141,728	$126,066
U.S. government obligations	119,779	97,719
Total restricted marketable securities	$261,507	$223,785

Our restricted marketable securities represent long-term marketable securities held in custodial accounts to fund the estimated future costs of collecting and recycling modules covered under our solar module collection and recycling program. As of September 30, 2020 and December 31, 2019, such custodial accounts also included noncurrent restricted cash balances of $0.7 million and less than $0.1 million, respectively, which were reported within “Other assets.” As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years. To ensure that amounts previously funded will be available in the future regardless of potential adverse changes in our financial condition (even in the case of our own insolvency), we have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds.

During the nine months ended September 30, 2020, we sold certain restricted marketable securities for proceeds of $115.2 million, realized gains of $15.1 million on such sales, and repurchased $114.5 million of restricted marketable securities as part of our ongoing management of the custodial accounts. During the nine months ended September 30, 2019, we sold certain restricted marketable securities for proceeds of $47.9 million and realized gains of $15.0 million on such sales as part of efforts to align the currencies of the investments with those of the corresponding collection and recycling liabilities and disbursed $14.9 million of overfunded amounts. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted marketable securities.

The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$130,002	$11,726	$—	$—	$141,728
U.S. government obligations	115,349	4,430	—	—	119,779
Total	$245,351	$16,156	$—	$—	$261,507

	As of December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Foreign government obligations	$129,499	$—	$3,433	$126,066
U.S. government obligations	99,700	—	1,981	97,719
Total	$229,199	$—	$5,414	$223,785

The following table presents the change in the allowance for credit losses related to our restricted marketable securities for the nine months ended September 30, 2020 (in thousands):

Restricted Marketable Securities
Balance as of December 31, 2019	$—
Cumulative-effect adjustment for the adoption of ASU 2016-13	54
Provision for credit losses, net	(29)
Sales of restricted marketable securities	(25)
Balance as of September 30, 2020	$—

As of September 30, 2020, the contractual maturities of our restricted marketable securities were between 9 years and 21 years.

5. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable trade, gross	$221,196	$476,425
Allowance for credit losses	(2,413)	(1,386)
Accounts receivable trade, net	$218,783	$475,039

At September 30, 2020 and December 31, 2019, $25.0 million and $44.9 million, respectively, of our trade accounts receivable were secured by letters of credit, bank guarantees, surety bonds, or other forms of financial security issued by creditworthy financial institutions.

Accounts receivable, unbilled and retainage, net

Accounts receivable, unbilled and retainage, net consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable, unbilled	$78,001	$162,057
Retainage	11,367	21,416
Allowance for credit losses	(919)	—
Accounts receivable, unbilled and retainage, net	$88,449	$183,473

Allowance for credit losses

The following table presents the change in the allowances for credit losses related to our accounts receivable for the nine months ended September 30, 2020 (in thousands):

	Accounts Receivable Trade	Accounts Receivable, Unbilled and Retainage
Balance as of December 31, 2019	$(1,386)	$—
Cumulative-effect adjustment for the adoption of ASU 2016-13	(171)	(459)
Provision for credit losses, net (1)	(1,421)	(635)
Writeoffs	565	175
Balance as of September 30, 2020	$(2,413)	$(919)
——————————
(1)Includes credit losses for trade accounts receivable and unbilled accounts receivable of $1.8 million and $0.7 million, respectively, to reflect our estimate of expected credit losses attributable to the current economic conditions resulting from the ongoing COVID-19 pandemic.

Inventories

Inventories consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$275,309	$248,756
Work in process	67,273	59,924
Finished goods	422,723	295,479
Inventories	$765,305	$604,159
Inventories – current	$567,785	$443,513
Inventories – noncurrent	$197,520	$160,646

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Prepaid expenses	$153,772	$137,927
Prepaid income taxes	50,173	47,811
Indirect tax receivables	3,238	29,908
Restricted cash	1,516	13,697
Derivative instruments (1)	1,320	1,199
Notes receivable, net (2)	—	23,873
Other current assets	14,073	22,040
Prepaid expenses and other current assets	$224,092	$276,455
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

We assess CEC’s credit quality based primarily on certain quarterly financial information, which was last provided during the three months ended September 30, 2020. As of December 31, 2019, the aggregate balance outstanding on the loans was $23.9 million. Upon the adoption of ASU 2016-13, we evaluated the estimated credit losses over the remaining contractual term of the loan agreements based on a discounted cash flow model. As a result of this evaluation, we recorded an allowance for credit losses of $10.8 million as of January 1, 2020. During the nine months ended September 30, 2020, we recorded incremental credit losses of $13.1 million due to CEC’s inability to repay the loans by their contractual maturity date. In September 2020, we wrote off the aggregate outstanding loan balance against the associated allowance for credit losses based on our determination that the loans are uncollectible.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Land	$14,363	$14,241
Buildings and improvements	666,637	664,266
Machinery and equipment	2,101,726	2,436,997
Office equipment and furniture	143,242	159,848
Leasehold improvements	43,795	48,772
Construction in progress	467,513	243,107
Property, plant and equipment, gross	3,437,276	3,567,231
Accumulated depreciation	(1,050,685)	(1,386,082)
Property, plant and equipment, net	$2,386,591	$2,181,149

We assess our property, plant and equipment for impairment whenever events or changes in circumstances arise that may indicate that the carrying amount of such assets may not be recoverable. We consider a long-lived asset to be abandoned after we have ceased use of the asset and we have no intent to use or repurpose it in the future, and such abandoned assets are recorded at their salvage value, if any. During the three months ended September 30, 2020, we recorded an impairment loss of $17.4 million in “Cost of sales” for certain abandoned module manufacturing equipment, including framing and assembly tools, as such equipment was no longer compatible with our long-term module technology roadmap.

Depreciation of property, plant and equipment was $49.7 million and $145.5 million for the three and nine months ended September 30, 2020, respectively, and $42.8 million and $129.4 million for the three and nine months ended September 30, 2019, respectively.

PV solar power systems, net

Photovoltaic (“PV”) solar power systems, net consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
PV solar power systems, gross	$313,048	$530,004
Accumulated depreciation	(55,648)	(53,027)
PV solar power systems, net	$257,400	$476,977

Depreciation of PV solar power systems was $4.8 million and $16.4 million for the three and nine months ended September 30, 2020, respectively, and $5.9 million and $12.9 million for the three and nine months ended September 30, 2019, respectively.

Project assets

Project assets consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Project assets – development costs, including project acquisition and land costs	$232,116	$254,466
Project assets – construction costs	131,883	82,654
Project assets	$363,999	$337,120
Project assets – current	$1,222	$3,524
Project assets – noncurrent	$362,777	$333,596

Capitalized interest

The components of interest expense and capitalized interest were as follows during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest cost incurred	$(11,672)	$(5,239)	$(22,362)	$(26,348)
Interest cost capitalized – project assets	697	263	1,344	2,330
Interest expense, net	$(10,975)	$(4,976)	$(21,018)	$(24,018)

Other assets

Other assets consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Operating lease assets (1)	$223,554	$145,711
Advanced payments for raw materials	98,733	59,806
Restricted cash	38,119	80,072
Indirect tax receivables	12,154	9,446
Notes receivable (2)	8,556	8,194
Income taxes receivable	4,132	4,106
Equity method investments	3,013	2,812
Other	47,397	19,779
Other assets	$435,658	$329,926
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)In April 2009, we entered into a credit facility agreement with a solar power project entity of one of our customers for an available amount of €17.5 million to provide financing for a PV solar power system. The credit facility bears interest at 8.0% per annum, payable quarterly, with the full amount due in December 2026. As of September 30, 2020 and December 31, 2019, the balance outstanding on the credit facility was €7.0 million ($8.2 million and $7.8 million, respectively). In October 2020, the project entity repaid the outstanding balance of the credit facility.

Goodwill

Goodwill for the relevant reporting unit consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	December 31, 2019	Acquisitions (Impairments)	September 30, 2020
Modules	$407,827	$—	$407,827
Accumulated impairment losses	(393,365)	—	(393,365)
Goodwill	$14,462	$—	$14,462

Intangible assets, net

The following tables summarize our intangible assets at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$99,964	$(49,647)	$50,317
Power purchase agreements	6,486	(1,216)	5,270
Patents	7,780	(4,898)	2,882
Intangible assets, net	$114,230	$(55,761)	$58,469

	December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$97,964	$(42,344)	$55,620
Power purchase agreements	6,486	(972)	5,514
Patents	7,780	(4,371)	3,409
Intangible assets, net	$112,230	$(47,687)	$64,543

Amortization of intangible assets was $2.7 million and $8.1 million for the three and nine months ended September 30, 2020, respectively, and $2.6 million and $7.6 million for the three and nine months ended September 30, 2019, respectively.

Assets and liabilities held for sale

We classify long-lived assets we plan to sell, excluding project assets and PV solar power systems, as held for sale on our condensed consolidated balance sheets only after certain criteria have been met, including: (i) management has the authority and commits to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and the plan to sell the asset have been initiated, (iv) the sale of the asset is probable within 12 months, (v) the asset is being actively marketed at a reasonable sales price relative to its current fair value, and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made. We record assets held for sale at the lower of their carrying value or fair value less costs to sell.

Following an evaluation of the long-term cost structure, competitiveness, and risk-adjusted returns of our operations and maintenance (“O&M”) business, we received an offer to purchase certain portions of the business and determined it is in the best interest of our stockholders to pursue this transaction. As a result, in August 2020 we entered into an agreement with a subsidiary of Clairvest Group, Inc. (“Clairvest”), pursuant to which Clairvest will acquire our North American O&M operations. Accordingly, we classified the assets and liabilities we expect to transfer to Clairvest as assets held for sale and liabilities held for sale on our condensed consolidated balance sheet as of September 30, 2020. The completion of the transaction is contingent on a number of closing conditions, including the receipt of certain third-party consents, a review of the transaction by the Committee on Foreign Investment in the United States, and other customary closing conditions. Assuming satisfaction of such closing conditions, we expect the sale to be completed in late 2020.

The following table summarizes our assets and liabilities held for sale at September 30, 2020 (in thousands):

September 30, 2020
Accounts receivable trade, net	$16,604
Accounts receivable, unbilled and retainage, net	2,562
Inventories	127
Balance of systems parts	28
Prepaid expenses and other current assets	10,592
Property, plant and equipment, net	5,061
Other assets	35
Assets held for sale	$35,009

Accounts payable	$1,498
Accrued expenses	5,183
Deferred revenue	603
Other current liabilities	903
Other liabilities	4,534
Liabilities held for sale	$12,721

Accrued expenses

Accrued expenses consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Accrued property, plant and equipment	$100,299	$42,834
Accrued project costs	61,198	91,971
Accrued compensation and benefits	39,698	65,170
Product warranty liability (1)	22,325	20,291
Accrued inventory	18,143	39,366
Other	56,470	91,628
Accrued expenses	$298,133	$351,260
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product Warranties.”

Other current liabilities

Other current liabilities consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Other taxes payable	$31,715	$994
Operating lease liabilities (1)	14,506	11,102
Derivative instruments (2)	3,120	2,582
Contingent consideration (3)	2,082	2,395
Other	26,713	11,057
Other current liabilities	$78,136	$28,130
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

(3)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Contingent Consideration” arrangements

Other liabilities

Other liabilities consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Operating lease liabilities (1)	$184,887	$112,515
Other taxes payable	95,536	90,201
Product warranty liability (2)	75,028	109,506
Transition tax liability	62,385	70,047
Deferred revenue	45,990	71,438
Contingent consideration (2)	4,500	4,500
Derivative instruments (3)	107	7,439
Other	43,530	43,120
Other liabilities	$511,963	$508,766
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

6. Derivative Financial Instruments

As a global company, we are exposed in the normal course of business to interest rate, foreign currency, and commodity price risks that could affect our financial position, results of operations, and cash flows. We use derivative instruments to hedge against these risks and only hold such instruments for hedging purposes, not for speculative or trading purposes.

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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$—	$1,152	$107
Commodity swap contracts	—	228	—
Total derivatives designated as hedging instruments	$—	$1,380	$107

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1,320	$1,740	$—
Total derivatives not designated as hedging instruments	$1,320	$1,740	$—
Total derivative instruments	$1,320	$3,120	$107

	December 31, 2019
	Prepaid Expenses and Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$226	$139	$369	$230
Total derivatives designated as hedging instruments	$226	$139	$369	$230

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$973	$—	$1,807	$—
Interest rate swap contracts	—	—	406	7,209
Total derivatives not designated as hedging instruments	$973	$—	$2,213	$7,209
Total derivative instruments	$1,199	$139	$2,582	$7,439

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Foreign Exchange Forward Contracts	Commodity Swap Contracts	Total
Balance as of December 31, 2019	$(962)	$—	$(962)
Amounts recognized in other comprehensive income (loss)	(2,129)	(228)	(2,357)
Amounts reclassified to earnings impacting:
Cost of sales	647	—	647
Balance as of September 30, 2020	$(2,444)	$(228)	$(2,672)

Balance as of December 31, 2018	$1,329	$—	$1,329
Amounts recognized in other comprehensive income (loss)	153	—	153
Amounts reclassified to earnings impacting:
Net sales	(124)	—	(124)
Cost of sales	(1,081)	—	(1,081)
Balance as of September 30, 2019	$277	$—	$277

During the three and nine months ended September 30, 2020, we recognized unrealized gains of $0.1 million and $1.2 million, respectively, within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges. During the three and nine months ended September 30, 2019, we recognized unrealized gains of $0.2 million and $0.3 million, respectively, within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges.

The following table presents gains and losses related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Line Item	2020	2019	2020	2019
Interest rate swap contracts	Cost of sales	$—	$—	$—	$(1,656)
Foreign exchange forward contracts	Cost of sales	(195)	—	(73)	—
Foreign exchange forward contracts	Foreign currency (loss) income, net	(2,598)	3,635	(2,405)	883
Interest rate swap contracts	Interest expense, net	(5,878)	(357)	(7,259)	(10,089)

Interest Rate Risk

We primarily use interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use such swap contracts for speculative or trading purposes. During the nine months ended September 30, 2020 and 2019, the majority of our interest rate swap contracts related to project specific debt facilities. Such swap contracts did not qualify for accounting as cash flow hedges in accordance with Accounting Standards Codification (“ASC”) 815 due to our expectation to sell the associated projects before the maturity of their project specific debt financings and corresponding swap contracts. Accordingly, changes in the fair values of these swap contracts were recorded directly to “Interest expense, net.”

In December 2019, FS Japan Project 31 GK, our indirectly wholly-owned subsidiary and project company, entered into an interest rate swap contract to hedge a portion of the floating rate term loan facility under the project’s Anamizu Credit Agreement (as defined in Note 9. “Debt” to our consolidated financial statements). Such swap had an initial notional value of ¥0.9 billion and entitled the project to receive a six-month floating Tokyo Interbank Offered Rate (“TIBOR”) plus 0.70% interest rate while requiring the project to pay a fixed rate of 1.1925%. In September 2020, we completed the sale of our Anamizu project, and its interest rate swap contract and outstanding loan balance were assumed by the customer. As of December 31, 2019, the notional value of the interest rate swap contract was ¥0.9 billion ($8.0 million).

In January 2017, FS Japan Project 12 GK, our indirect wholly-owned subsidiary and project company, entered into an interest rate swap contract to hedge a portion of the floating rate senior loan facility under the project’s Ishikawa Credit Agreement (as defined in Note 9. “Debt” to our condensed consolidated financial statements). Such swap had an initial notional value of ¥5.7 billion and entitled the project to receive a six-month floating TIBOR plus 0.75% interest rate while requiring the project to pay a fixed rate of 1.482%. In September 2020, we repaid the remaining loan balance and settled the swap contract prior to completing the sale of our Ishikawa project. As of December 31, 2019, the notional value of the interest rate swap contract was ¥18.7 billion ($171.7 million).

Foreign Currency Risk

Cash Flow Exposure

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of September 30, 2020 and December 31, 2019, these foreign exchange forward contracts hedged our forecasted cash flows for periods up to 18 months and 22 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of September 30, 2020 and December 31, 2019.

As of September 30, 2020 and December 31, 2019, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

	September 30, 2020
Currency	Notional Amount	USD Equivalent
U.S. dollar (1)	$44.5	$44.5

	December 31, 2019
Currency	Notional Amount	USD Equivalent
U.S. dollar (1)	$69.9	$69.9
——————————
(1)These derivative instruments represent hedges of outstanding payables denominated in U.S. dollars at certain of our foreign subsidiaries whose functional currencies are other than the U.S. dollar.

In the following 12 months, we expect to reclassify to earnings $2.3 million of net unrealized loss related to foreign exchange forward contracts that are included in “Accumulated other comprehensive loss” at September 30, 2020 as we realize the earnings effects of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rates when we realize the related forecasted transactions.

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

As of September 30, 2020 and December 31, 2019, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	September 30, 2020
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 6.2	$4.4
Purchase	Brazilian real	BRL 2.6	$0.5
Sell	Canadian dollar	CAD 10.0	$7.5
Sell	Chilean peso	CLP 1,684.5	$2.2
Purchase	Euro	€102.7	$120.4
Sell	Euro	€58.5	$68.6
Purchase	Indian rupee	INR 126.2	$1.7
Sell	Indian rupee	INR 743.1	$10.1
Purchase	Japanese yen	¥3,146.6	$29.8
Sell	Japanese yen	¥45,682.0	$432.7
Purchase	Malaysian ringgit	MYR 44.9	$10.8
Sell	Malaysian ringgit	MYR 48.7	$11.7
Sell	Mexican peso	MXN 34.6	$1.6
Purchase	Singapore dollar	SGD 2.9	$2.1

	December 31, 2019
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 14.9	$10.4
Sell	Australian dollar	AUD 11.1	$7.8
Purchase	Brazilian real	BRL 13.2	$3.3
Sell	Brazilian real	BRL 4.3	$1.1
Purchase	Canadian dollar	CAD 4.5	$3.4
Sell	Canadian dollar	CAD 1.6	$1.2
Purchase	Chilean peso	CLP 1,493.1	$2.0
Sell	Chilean peso	CLP 3,866.1	$5.1
Purchase	Euro	€86.1	$96.5
Sell	Euro	€116.3	$130.3
Sell	Indian rupee	INR 1,283.8	$18.0
Purchase	Japanese yen	¥3,625.5	$33.3
Sell	Japanese yen	¥23,089.5	$212.2
Purchase	Malaysian ringgit	MYR 88.6	$21.6
Sell	Malaysian ringgit	MYR 41.3	$10.1
Sell	Mexican peso	MXN 34.6	$1.8
Purchase	Singapore dollar	SGD 2.9	$2.2

Commodity Price Risk

We use commodity swap contracts to mitigate our exposure to commodity price fluctuations for certain raw materials used in the production of our modules. In August 2020, we entered into a commodity swap contract to hedge a portion of our forecasted cash flows for purchases of aluminum frames for a one-year period. Such swap had an initial notional value based on metric tons of forecasted aluminum purchases, equivalent to $24.9 million, and entitled us to receive a three-month average London Metals Exchange price for aluminum while requiring us to pay certain fixed prices. The notional amount of the commodity swap contract proportionately adjusts with forecasted purchases of aluminum frames. As of September 30, 2020, the notional value associated with this contract was $18.5 million.

This commodity swap contract qualifies for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. We report unrealized gains or losses on such contract in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that this derivative financial instrument was highly effective as a cash flow hedge as of September 30, 2020. In the following 12 months, we expect to reclassify into earnings $0.2 million of net unrealized losses related to this commodity swap contract that are included in “Accumulated other comprehensive loss” at September 30, 2020 as we realize the earnings effects of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual commodity pricing when we realize the related forecasted transactions.

7. Leases

Our lease arrangements include land associated with our systems projects, our corporate and administrative offices, land for our international manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Japan, Malaysia, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the three and nine months ended September 30, 2020 and 2019, and as of September 30, 2020 and December 31, 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$4,798	$5,788	$13,694	$16,607
Variable lease cost	628	904	1,919	2,592
Short-term lease cost	1,112	1,118	2,817	6,818
Total lease cost	$6,538	$7,810	$18,430	$26,017

Payments of amounts included in the measurement of operating lease liabilities			$15,756	$15,995
Lease assets obtained in exchange for operating lease liabilities			$93,992	$172,760

			September 30, 2020	December 31, 2019
Operating lease assets			$223,554	$145,711
Operating lease liabilities – current			14,506	11,102
Operating lease liabilities – noncurrent			184,887	112,515

Weighted-average remaining lease term	20 years	15 years
Weighted-average discount rate	3.0%	4.3%

As of September 30, 2020, the future payments associated with our lease liabilities were as follows (in thousands):

Total Lease Liabilities
Remainder of 2020	$3,795
2021	18,354
2022	17,600
2023	17,104
2024	16,815
2025	16,360
Thereafter	159,244
Total future payments	249,272
Less: interest	(49,879)
Total lease liabilities	$199,393

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents. At September 30, 2020 and December 31, 2019, our cash equivalents consisted of money market funds. We value our cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At September 30, 2020 and December 31, 2019, our marketable securities consisted of foreign debt, foreign government obligations, U.S. debt, and time deposits, and our restricted marketable securities consisted of foreign and U.S. government obligations. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At September 30, 2020 and December 31, 2019, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies, interest rate swap contracts involving major interest rates, and commodity swap contracts involving major commodity prices. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including interest rate curves, credit risk, foreign exchange rates, forward and spot prices for currencies, and forward prices for commodities. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At September 30, 2020 and December 31, 2019, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$392	$392	$—	$—
Marketable securities:
Foreign debt	214,436	—	214,436	—
U.S. debt	14,561	—	14,561	—
Time deposits	124,822	124,822	—	—
Restricted marketable securities	261,507	—	261,507	—
Derivative assets	1,320	—	1,320	—
Total assets	$617,038	$125,214	$491,824	$—
Liabilities:
Derivative liabilities	$3,227	$—	$3,227	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$7,322	$7,322	$—	$—
Marketable securities:
Foreign debt	387,820	—	387,820	—
Foreign government obligations	22,011	—	22,011	—
U.S. debt	66,134	—	66,134	—
Time deposits	335,541	335,541	—	—
Restricted marketable securities	223,785	—	223,785	—
Derivative assets	1,338	—	1,338	—
Total assets	$1,043,951	$342,863	$701,088	$—
Liabilities:
Derivative liabilities	$10,021	$—	$10,021	$—

Fair Value of Financial Instruments

At September 30, 2020 and December 31, 2019, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Notes receivable – current (1)	$—	$—	$23,873	$24,929
Notes receivable – noncurrent (1)	8,556	9,872	8,194	10,276
Liabilities:
Long-term debt, including current maturities (2)	$269,097	$265,022	$482,892	$504,213
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

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, marketable securities, accounts receivable, restricted cash, restricted marketable securities, notes receivable, foreign exchange forward contracts, and commodity swap contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place cash, cash equivalents, marketable securities, restricted cash and marketable securities, and foreign exchange forward contracts with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions. Our net sales are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary. Depending upon the sales arrangement, we may require some form of payment security from our customers, including advance payments, parent guarantees, letters of credit, bank guarantees, or surety bonds. We also have power purchase agreements (“PPAs”) that subject us to credit risk in the event our off-take counterparties are unable to fulfill their contractual obligations, which may adversely affect our project assets and certain receivables. Accordingly, we closely monitor the credit standing of existing and potential off-take counterparties to limit such risks.

9. Debt

Our long-term debt consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

		Balance (USD)
Loan Agreement	Currency	September 30, 2020	December 31, 2019
Revolving Credit Facility	USD	$—	$—
Luz del Norte Credit Facilities	USD	186,931	188,017
Ishikawa Credit Agreement	JPY	—	215,879
Japan Credit Facility	JPY	13,481	1,678
Tochigi Credit Facility	JPY	38,452	37,304
Anamizu Credit Agreement	JPY	—	12,138
Kyoto Credit Facility	JPY	30,233	—
Anantapur Credit Facility	INR	—	15,123
Tungabhadra Credit Facility	INR	—	12,753
Long-term debt principal		269,097	482,892
Less: unamortized discounts and issuance costs		(8,229)	(11,195)
Total long-term debt		260,868	471,697
Less: current portion		(40,412)	(17,510)
Noncurrent portion		$220,456	$454,187

Revolving Credit Facility

Our amended and restated credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent provides us with a senior secured credit facility (the “Revolving Credit Facility”) with an aggregate borrowing capacity of $500.0 million, which we may increase to $750.0 million, subject to certain conditions. Borrowings under the credit facility bear interest at (i) London Interbank Offered Rate (“LIBOR”), adjusted for Eurocurrency reserve requirements, plus a margin of 2.00% or (ii) a base rate as defined in the credit agreement plus a margin of 1.00% depending on the type of borrowing requested. These margins are also subject to adjustment depending on our consolidated leverage ratio. We had no borrowings under our Revolving Credit Facility as of September 30, 2020 and December 31, 2019 and had issued $4.2 million and $39.3 million, respectively, of letters of credit using availability under the facility. Loans and letters of credit issued under the Revolving Credit Facility are jointly and severally guaranteed by First Solar, Inc.; First Solar Electric, LLC; First Solar Electric (California), Inc.; and First Solar Development, LLC and are secured by interests in substantially all of the guarantors’ tangible and intangible assets other than certain excluded assets.

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

In March 2017, we amended the terms of the DFC and IFC credit facilities. Such amendments (i) allowed for the capitalization of accrued and unpaid interest through March 15, 2017, along with the capitalization of certain future interest payments as variable rate loans under the credit facilities, (ii) allowed for the conversion of certain fixed rate loans to variable rate loans upon scheduled repayment, (iii) extended the maturity of the DFC and IFC loans until June 2037, and (iv) canceled the remaining borrowing capacity under the DFC and IFC credit facilities with the exception of the capitalization of certain future interest payments. As of September 30, 2020 and December 31, 2019, the balance outstanding on the DFC loans was $139.9 million and $140.8 million, respectively. As of September 30, 2020 and December 31, 2019, the balance outstanding on the IFC loans was $47.0 million and $47.2 million, respectively. The DFC and IFC loans are secured by liens over all of Luz del Norte’s assets and by a pledge of all of the equity interests in the entity.

Ishikawa Credit Agreement

In December 2016, FS Japan Project 12 GK (“Ishikawa”), our indirect wholly-owned subsidiary and project company, entered into a credit agreement (the “Ishikawa Credit Agreement”) with Mizuho Bank, Ltd. for aggregate borrowings up to ¥27.3 billion ($233.9 million) for the development and construction of a 59 MWAC PV solar power plant located in Ishikawa, Japan. The credit agreement consists of a ¥24.0 billion ($205.6 million) senior loan facility, a ¥2.1 billion ($18.0 million) consumption tax facility, and a ¥1.2 billion ($10.3 million) letter of credit facility. In September 2020, we repaid the remaining $215.5 million principal balance on the credit agreement prior to completing the sale of the project.

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

Anamizu Credit Agreement

In December 2019, FS Japan Project 31 GK (“Anamizu”), our indirect wholly-owned subsidiary and project company, entered into a credit agreement (the “Anamizu Credit Agreement”) with MUFG Bank, Ltd.; The Iyo Bank, Ltd.; The Hachijuni Bank, Ltd.; The Hyakugo Bank, Ltd.; and The Yamagata Bank, Ltd. for aggregate borrowings up to ¥7.7 billion ($70.8 million) for the development and construction of a 17 MWAC PV solar power plant located in Ishikawa, Japan. The credit agreement consisted of a ¥6.6 billion ($61.0 million) term loan facility, a ¥0.7 billion ($6.5 million) consumption tax facility, and a ¥0.4 billion ($3.3 million) debt service reserve facility. In September 2020, we completed the sale of our Anamizu project, and the outstanding balance of the Anamizu Credit Agreement of $31.3 million was assumed by the customer.

Miyagi Credit Facility

In July 2020, GK Marumori Hatsudensho (“Miyagi”), our indirectly wholly-owned subsidiary and project company, entered into a credit agreement (the “Miyagi Credit Facility”) with Shinsei Bank, Ltd. for aggregate borrowings up to ¥17.2 billion ($164.2 million) for the development and construction of a 40 MWAC PV solar power plant located in Miyagi, Japan. The credit facility consisted of a ¥15.2 billion ($145.1 million) term loan facility, a ¥1.5 billion ($14.4 million) consumption tax facility, and a ¥0.5 billion ($4.7 million) debt service reserve facility. In September 2020, we completed the sale of our Miyagi project, and the outstanding balance of the Miyagi Credit Facility of $79.4 million was assumed by the customer.

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

Anantapur Credit Facility

In March 2018, Anantapur Solar Parks Private Limited, our indirect wholly-owned subsidiary and project company, entered into a term loan facility (the “Anantapur Credit Facility”) with J.P. Morgan Securities India Private Limited for borrowings up to INR 1.2 billion ($18.4 million) for costs related to a 20 MWAC PV solar power plant located in Karnataka, India. In July 2020, we completed the sale of our Anantapur project, and the outstanding balance of the Anantapur Credit Facility of $14.0 million was assumed by the customer.

Tungabhadra Credit Facility

In March 2018, Tungabhadra Solar Parks Private Limited, our indirect wholly-owned subsidiary and project company, entered into a term loan facility (the “Tungabhadra Credit Facility”) with J.P. Morgan Securities India Private Limited for borrowings up to INR 1.0 billion ($15.3 million) for costs related to a 20 MWAC PV solar power plant located in Karnataka, India. In July 2020, we completed the sale of our Tungabhadra project, and the outstanding balance of the Tungabhadra Credit Facility of $12.0 million was assumed by the customer.

Variable Interest Rate Risk

Certain of our long-term debt agreements bear interest at prime, LIBOR, TIBOR, BBSY, or equivalent variable rates. An increase in these variable rates would increase the cost of borrowing under our Revolving Credit Facility and certain project specific debt financings. Our long-term debt borrowing rates as of September 30, 2020 were as follows:

Loan Agreement	September 30, 2020
Revolving Credit Facility	2.15%
Luz del Norte Credit Facilities (1)	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
Japan Credit Facility	1-month TIBOR plus 0.55%
Tochigi Credit Facility	3-month TIBOR plus 1.00%
Kyoto Credit Facility	1-month TIBOR plus 0.60%
——————————
(1)Outstanding balance comprised of $146.4 million of fixed rate loans and $40.5 million of variable rate loans as of September 30, 2020.

Future Principal Payments

At September 30, 2020, the future principal payments on our long-term debt were due as follows (in thousands):

Total Debt
Remainder of 2020	$701
2021	40,853
2022	17,516
2023	36,318
2024	7,020
2025	7,560
Thereafter	159,129
Total long-term debt future principal payments	$269,097

10. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit, bank guarantees, and surety bonds to provide financial and performance assurance to third parties. Our amended and restated Revolving Credit Facility provides us with a sub-limit of $400.0 million to issue letters of credit, subject to certain additional limits depending on the currencies of the letters of credit, at a fee based on the applicable margin for Eurocurrency revolving loans and a fronting fee. As of September 30, 2020, we had $4.2 million in letters of credit issued under our Revolving Credit Facility, leaving $395.8 million of availability for the issuance of additional letters of credit. As of September 30, 2020, we also had $10.1 million of letters of credit under separate agreements that were posted by certain of our foreign subsidiaries and $124.4 million of letters of credit issued under a bilateral facility, of which $1.2 million was secured with cash, leaving $434.2 million of aggregate available capacity under such agreements and facilities. We also had $97.0 million of surety bonds outstanding, leaving $619.3 million of available bonding capacity under our surety lines as of September 30, 2020. The majority of these letters of credit and surety bonds supported our systems projects.

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

Product warranty activities during the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product warranty liability, beginning of period	$123,194	$217,991	$129,797	$220,692
Accruals for new warranties issued	3,435	1,723	7,903	11,636
Settlements	(9,289)	(4,211)	(18,772)	(10,233)
Changes in estimate of product warranty liability	(19,987)	(77,598)	(21,575)	(84,190)
Product warranty liability, end of period	$97,353	$137,905	$97,353	$137,905
Current portion of warranty liability	$22,325	$19,526	$22,325	$19,526
Noncurrent portion of warranty liability	$75,028	$118,379	$75,028	$118,379

We estimate our limited product warranty liability for power output and defects in materials and workmanship under normal use and service conditions based on return rates for each series of module technology. During the three months ended September 30, 2020, we revised this estimate downward based on updated information regarding our warranty claims, which reduced our product warranty liability by $19.7 million. This updated information reflected lower-than-expected settlements for our older series of module technology and revisions to projected settlements, resulting in a lower projected return rate. During the three months ended September 30, 2019, we revised this estimate downward based on updated information regarding our warranty claims, which reduced our product warranty liability by $80.0 million. This updated information reflected lower-than-expected return rates for our newer series of module technology, the evolving claims profile of each series, and certain changes to our warranty programs.

In general, we expect the return rates for our newer series of module technology to be lower than our older series. We estimate that the return rate for such newer series of module technology will be less than 1%. As of September 30, 2020, a 1% increase in the return rate across all series of module technology would increase our product warranty liability by $101.1 million, and a 1% increase in the return rate for balance of systems (“BoS”) parts would not have a material impact on the associated warranty liability.

Performance Guarantees

As part of our systems business, we conduct performance testing of a system prior to substantial completion to confirm the system meets its operational and capacity expectations noted in the engineering, procurement, and construction (“EPC”) agreement. In addition, we may provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable period meets or exceeds the modeled energy expectation, after certain adjustments. If there is an underperformance event with regard to these tests, we may incur liquidated damages as specified in the applicable EPC agreement. In certain instances, a bonus payment may be received at the end of the applicable test period if the system performs above a specified level. As of September 30, 2020 and December 31, 2019, we accrued $19.3 million and $4.6 million, respectively, for our estimated obligations under such arrangements, which were classified as “Other current liabilities” in our condensed consolidated balance sheets.

As part of our O&M service offerings, we typically offer an effective availability guarantee, which stipulates that a system will be available to generate a certain percentage of total possible energy during a specific period after adjusting for factors outside our control as the service provider, such as weather, curtailment, outages, force majeure, and other conditions that may affect system availability. Effective availability guarantees are only offered as part of our O&M services and terminate at the end of an O&M arrangement. If we fail to meet the contractual threshold for these guarantees, we may incur liquidated damages for certain lost energy. Our O&M agreements typically contain provisions limiting our total potential losses under an agreement, including amounts paid for liquidated damages, to a percentage of O&M fees. Many of our O&M agreements also contain provisions whereby we may receive a bonus payment if system availability exceeds a separate threshold. As of September 30, 2020, we accrued $0.9 million of liquidated damages under our effective availability guarantees, which was classified as “Liabilities held for sale” in our condensed consolidated balance sheets. As of December 31, 2019, we accrued $0.6 million of liquidated damages under our effective availability guarantees, which was classified as “Other current liabilities” in our condensed consolidated balance sheets.

Indemnifications

In certain limited circumstances, we have provided indemnifications to customers, including project tax equity investors, under which we are contractually obligated to compensate such parties for losses they suffer resulting from a breach of a representation, warranty, or covenant; a reduction in tax benefits received, including investment tax credits; or the resolution of specific matters associated with a project’s development or construction. Project related tax benefits are, in part, based on guidance provided by the Internal Revenue Service and U.S. Treasury Department, which includes assumptions regarding the fair value of qualifying PV solar power systems. For any sales contracts that have such indemnification provisions, we initially recognize a liability under ASC 460 for the estimated premium that would be required by a guarantor to issue the same indemnity in a standalone arm’s-length transaction with an unrelated party. We typically base these estimates on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. We subsequently measure such liabilities at the greater of the initially estimated premium or the contingent liability required to be recognized under ASC 450. We recognize any indemnification liabilities as a reduction of revenue in the related transaction.

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460-10-35-2 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of September 30, 2020 and December 31, 2019, we accrued $5.2 million and $0.8 million of current indemnification liabilities, respectively, and $2.0 million and $4.2 million of noncurrent indemnification liabilities, respectively. As of September 30, 2020, the maximum potential amount of future payments under our tax related and other indemnifications was $202.9 million, and we held insurance policies allowing us to recover up to $43.8 million of potential amounts paid under the indemnifications covered by the policies.

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

As of September 30, 2020 and December 31, 2019, we accrued $2.1 million and $2.4 million of current liabilities, respectively, and $4.5 million of long-term liabilities, for project related contingent obligations. Any future differences between the acquisition-date contingent obligation estimate and the ultimate settlement of the obligation are recognized as an adjustment to the project asset, as contingent payments are considered direct and incremental to the underlying value of the related project.

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

We estimate the cost of our collection and recycling obligations based on the present value of the expected future cost of collecting and recycling the solar modules, which includes estimates for the cost of packaging materials; the cost of freight from the solar module installation sites to a recycling center; material, labor, and capital costs; and by-product credits for certain materials recovered during the recycling process. We base these estimates on our experience collecting and recycling solar modules and certain assumptions regarding costs at the time the solar modules will be collected and recycled. In the periods between the time of sale and the related settlement of the collection and recycling obligation, we accrete the carrying amount of the associated liability and classify the corresponding expense within “Selling, general and administrative” expense on our condensed consolidated statements of operations.

We periodically review our estimates of expected future recycling costs and may adjust our liability accordingly. During the three months ended September 30, 2020, we completed our annual cost study of obligations under our module collection and recycling program and reduced the associated liability by $18.9 million primarily due to changes to the estimated timing of cash flows associated with capital, labor, and maintenance costs and updates to certain valuation assumptions.

Our module collection and recycling liability was $125.6 million and $137.8 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, a 1% increase in the annualized inflation rate used in our estimated future collection and recycling cost per module would increase the liability by $20.8 million, and a 1% decrease in that rate would decrease the liability by $18.0 million. See Note 4. “Restricted Marketable Securities” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

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

First Solar and the individual defendants filed a motion to dismiss the Opt-Out Action on July 16, 2018. On November 27, 2018, the Court granted defendants’ motion to dismiss the plaintiffs’ negligent misrepresentation claim under state law, but otherwise denied defendants’ motion. On June 3, 2020, First Solar and the plaintiffs in the Opt-Out Action entered into an agreement in principle to settle the claims in the Opt-Out Action. On July 17, 2020, the parties executed a definitive settlement agreement pursuant to which First Solar agreed to pay a total of

$19 million in exchange for mutual releases and a dismissal with prejudice of the Opt-Out Action. The agreement contains no admission of liability, wrongdoing, or responsibility by any of the defendants. On July 30, 2020, First Solar funded the settlement, and on July 31, 2020, the parties filed a joint stipulation of dismissal. On September 10, 2020, the Arizona District Court entered an order dismissing the case with prejudice. As of December 31, 2019, we accrued $13 million of estimated losses for this action. As a result of the settlement, we accrued an incremental $6 million litigation loss during the nine months ended September 30, 2020.

Derivative Actions

On July 16, 2013, a derivative complaint was filed in the Superior Court of Arizona, Maricopa County, formerly titled Bargar, et al. v. Ahearn, et al., and now titled Kaufold v. Ahearn, et. al., Case No. CV2013-009938, by a putative stockholder against certain current and former directors and officers of the Company (“Kaufold”). The complaint generally alleges that the defendants caused or allowed false and misleading statements to be made concerning the Company’s financial performance and prospects. The action includes claims for, among other things, breach of fiduciary duties, insider trading, unjust enrichment, and waste of corporate assets. By court order on October 3, 2013, the Superior Court of Arizona, Maricopa County granted the parties’ stipulation to defer defendants’ response to the complaint pending resolution of the Class Action or expiration of a stay issued in certain consolidated derivative actions in the Arizona District Court. On November 5, 2013, the matter was placed on the court’s inactive calendar. The parties jointly sought and obtained multiple requests to continue the stay in this action. On June 30, 2020, the parties jointly requested that the stay be lifted. On July 1, 2020, the Superior Court of Arizona, Maricopa County ordered that the stay be lifted. On July 14, 2020, defendants filed a motion to dismiss the complaint with prejudice. On September 14, 2020, First Solar and the plaintiff entered into an agreement in principle to settle the claims in the Kaufold action, providing for, among other things, payment of the plaintiff’s attorney’s fees in an immaterial sum, subject to the execution of a stipulation of settlement and approval by the Arizona District Court.

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

11. Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2020 and 2019 along with the reportable segment for each category (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Category	Segment	2020	2019	2020	2019
Solar modules	Modules	$422,480	$371,184	$1,187,679	$798,744
Solar power systems	Systems	471,174	79,792	776,724	454,841
O&M services	Systems	28,061	28,245	89,237	82,397
Energy generation (1)	Systems	14,335	20,366	54,884	40,488
EPC services (2)	Systems	(8,485)	47,219	(6,424)	287,270
Net sales		$927,565	$546,806	$2,102,100	$1,663,740
——————————
(1)During the three and nine months ended September 30, 2020, the majority of energy generated and sold by our PV solar power systems was accounted for under ASC 840 consistent with the classification of the associated PPAs.

(2)For certain of our EPC agreements, we provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable period meets or exceeds the modeled energy expectation, after certain adjustments. If there is an underperformance event with regard to these tests, we may incur liquidated damages as specified in the applicable EPC agreement. During the three months ended September 30, 2020, we accrued liquidated damages for certain of these arrangements, which we recognized as a reduction to revenue. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our performance guarantee arrangements.

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

The following table outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and nine months ended September 30, 2020 and 2019 as well as the number of projects that comprise such changes. For purposes of the table, we only include projects with changes in estimates that have a net impact on revenue of at least $1.0 million during the periods presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Number of projects	6	4	12	4

(Decrease) increase in revenue from net changes in transaction prices (in thousands)	$(16,319)	$(2,435)	$(25,470)	$3,649
Increase (decrease) in revenue from net changes in input cost estimates (in thousands)	24	(6,676)	(2,483)	(15,645)
Net decrease in revenue from net changes in estimates (in thousands)	$(16,295)	$(9,111)	$(27,953)	$(11,996)

Net change in estimate as a percentage of aggregate revenue	(1.3)%	(0.6)%	(1.3)%	(1.6)%

The following table reflects the changes in our contract assets, which we classify as “Accounts receivable, unbilled” or “Retainage,” and our contract liabilities, which we classify as “Deferred revenue,” for the nine months ended September 30, 2020, excluding any assets or liabilities classified as held for sale as of September 30, 2020 (in thousands):

	September 30, 2020	December 31, 2019	Nine Month Change
Accounts receivable, unbilled (1)	$97,281	$162,057
Retainage	11,367	21,416
Allowance for credit losses	(919)	—
Accounts receivable, unbilled and retainage, net	$107,729	$183,473	$(75,744)	(41)%

Deferred revenue (2)	$161,582	$394,655	$(233,073)	(59)%
——————————
(1)Includes $19.3 million of long-term accounts receivable, unbilled classified as “Other assets” on our condensed consolidated balance sheet as of September 30, 2020.

(2)Includes $46.0 million and $71.4 million of long-term deferred revenue classified as “Other liabilities” on our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

During the nine months ended September 30, 2020, our contract assets decreased by $75.7 million primarily due to billings associated with ongoing construction activities at the GA Solar 4, Sun Streams, and Sunshine Valley projects, partially offset by certain unbilled receivables associated with the sale of the Anamizu and Miyagi projects. During the nine months ended September 30, 2020, our contract liabilities decreased by $233.1 million primarily due to the recognition of revenue for sales of solar modules for which payment was received in 2019 prior to the step down in the U.S. investment tax credit, partially offset by advance payments received for sales of solar modules in the current period. During the nine months ended September 30, 2020 and 2019, we recognized revenue of $296.7 million and $123.2 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

The following table represents our remaining performance obligations as of September 30, 2020 for sales of solar power systems, including uncompleted sold projects and projects under contracts subject to conditions precedent. Such table excludes remaining performance obligations for sales arrangements that had not fully satisfied the criteria to be considered a contract with a customer pursuant to the requirements of ASC 606. We expect to recognize $11.7 million of revenue for such contracts through the substantial completion dates of the projects.

Project/Location	Project Size in MWAC	Revenue Category	Customer	Expected Year Revenue Recognition Will Be Completed	Percentage of Revenue Recognized
GA Solar 4, Georgia	200	Solar power systems	Origis Energy USA	2020	96%
Seabrook, South Carolina	72	Solar power systems	Dominion Energy	2020	98%
Total	272

As of September 30, 2020, we had entered into contracts with customers for the future sale of 10.8 GWDC of solar modules for an aggregate transaction price of $3.4 billion. We expect to recognize such amounts as revenue through 2023 as we transfer control of the modules to the customers. While our contracts with customers typically represent firm purchase commitments, these contracts may be subject to amendments made by us or requested by our customers. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts. As of September 30, 2020, we had entered into O&M contracts covering approximately 14 GWDC of utility-scale PV solar power systems. We expect to recognize $0.5 billion of revenue during the noncancelable term of these O&M contracts over a weighted-average period of 10.8 years, including contracts expected to be transferred to Clairvest in connection with the sale of our North American O&M operations. See Note 5. “Consolidated Balance Sheet Details” to our condensed consolidated financial statements for further information.

12. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$1,099	$1,719	$2,554	$5,520
Selling, general and administrative	5,562	6,243	13,323	15,627
Research and development	548	1,525	2,312	4,067
Production start-up	—	139	—	194
Total share-based compensation expense	$7,209	$9,626	$18,189	$25,408

Share-based compensation expense capitalized in inventory, project assets, and PV solar power systems was $1.0 million as of September 30, 2020 and $1.2 million as of December 31, 2019. As of September 30, 2020, we had $33.3 million of unrecognized share-based compensation expense related to unvested restricted and performance stock units, which we expect to recognize over a weighted-average period of approximately 1.4 years.

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

Our effective tax rate was (16.9)% and (84.8)% for the nine months ended September 30, 2020 and 2019, respectively. The increase in our effective tax rate was primarily driven by the relative size of our pretax income in the current period and higher losses in the prior period in certain jurisdictions for which no tax benefit could be recorded, partially offset by a discrete tax benefit associated with the net operating loss carryback provisions of the CARES Act described above. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to the effect of tax law changes associated with the CARES Act.

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

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740. It is reasonably possible that $63.3 million of uncertain tax positions will be recognized within the next 12 months due to the expiration of the statute of limitations associated with such positions.

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

14. Net Income (Loss) per Share

The calculation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic net income (loss) per share
Numerator:
Net income (loss)	$155,037	$30,622	$282,652	$(55,525)
Denominator:
Weighted-average common shares outstanding	105,967	105,397	105,830	105,272

Diluted net income (loss) per share
Denominator:
Weighted-average common shares outstanding	105,967	105,397	105,830	105,272
Effect of restricted and performance stock units and stock purchase plan shares	784	830	707	—
Weighted-average shares used in computing diluted net income (loss) per share	106,751	106,227	106,537	105,272

Net income (loss) per share:
Basic	$1.46	$0.29	$2.67	$(0.53)
Diluted	$1.45	$0.29	$2.65	$(0.53)

The following table summarizes the shares of common stock that were excluded from the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2020 and 2019 as such shares would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Anti-dilutive shares	1	—	—	787

15. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2020 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2019	$(73,429)	$(5,029)	$(876)	$(79,334)
Other comprehensive income (loss) before reclassifications	922	36,994	(2,357)	35,559
Amounts reclassified from accumulated other comprehensive loss	(370)	(15,346)	647	(15,069)
Net tax effect	—	(822)	(31)	(853)
Net other comprehensive income (loss)	552	20,826	(1,741)	19,637
Balance as of September 30, 2020	$(72,877)	$15,797	$(2,617)	$(59,697)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Foreign currency translation adjustment	Cost of sales	$370	$—	$370	$1,190
Unrealized gain on marketable securities and restricted marketable securities	Other expense, net	9	—	15,346	15,016
Unrealized (loss) gain on derivative contracts:
Foreign exchange forward contracts	Net sales	—	—	—	124
Foreign exchange forward contracts	Cost of sales	(334)	—	(647)	1,081
Total unrealized (loss) gain on derivative contracts		(334)	—	(647)	1,205
Total amount reclassified		$45	$—	$15,069	$17,411

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

The following tables present certain financial information for our reportable segments for the three and nine months ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019 (in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Modules	Systems	Total	Modules	Systems	Total
Net sales	$422,480	$505,085	$927,565	$371,184	$175,622	$546,806
Gross profit (loss)	124,822	168,193	293,015	147,806	(9,443)	138,363
Depreciation and amortization expense	43,137	4,982	48,119	38,063	6,628	44,691

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Modules	Systems	Total	Modules	Systems	Total
Net sales	$1,187,679	$914,421	$2,102,100	$798,744	$864,996	$1,663,740
Gross profit	280,115	240,698	520,813	134,293	81,364	215,657
Depreciation and amortization expense	132,529	17,477	150,006	118,448	15,206	133,654

	September 30, 2020			December 31, 2019
	Modules	Systems	Total	Modules	Systems	Total
Goodwill	$14,462	$—	$14,462	$14,462	$—	$14,462

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements concerning, among other things: the length and severity of the ongoing COVID-19 (novel coronavirus) outbreak, including its impacts across our businesses on demand, manufacturing, project development, construction, O&M, financing, and our global supply chains, actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impacts, and the ability of our customers, suppliers, equipment vendors, and other counterparties to fulfill their contractual obligations to us; effects resulting from certain module manufacturing changes and associated restructuring activities; our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties, solar module technology and cost reduction roadmaps, restructuring, product reliability, investments, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; the impact of public policies, such as tariffs or other trade remedies imposed on solar cells and modules; effects resulting from pending litigation; our ability to expand manufacturing capacity worldwide; our ability to reduce the costs to develop and construct PV solar power systems; research and development (“R&D”) programs and our ability to improve the wattage of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” and the negative or plural of these words, and other comparable terminology.

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

Certain of our financial results and other key operational developments for the three months ended September 30, 2020 include the following:

•Net sales for the three months ended September 30, 2020 increased by 70% to $927.6 million compared to $546.8 million for the same period in 2019. The increase was primarily due to the sale of the Ishikawa, Miyagi, Anamizu, Tungabhadra, and Anantapur projects and an increase in the volume of modules sold to third parties, partially offset by the completion of substantially all construction activities at the Phoebe and Seabrook projects in 2019.

•Gross profit for the three months ended September 30, 2020 increased 6.3 percentage points to 31.6% from 25.3% for the same period in 2019. The increase in gross profit was primarily due to the volume and mix of higher gross profit projects sold during the period; a reduction in our module collection and recycling liability due to changes to the estimated timing of cash flows associated with capital, labor, and maintenance costs; and higher throughput at our manufacturing facilities from the successful ramp of various Series 6 manufacturing lines; partially offset by a higher benefit from reductions to our product warranty liability in the prior period; an impairment loss for certain module manufacturing equipment, and manufacturing related charges associated with the ongoing COVID-19 pandemic.

•As of September 30, 2020, we had 5.5 GWDC of total installed Series 6 nameplate production capacity across all our facilities. We produced 1.5 GWDC of solar modules during the three months ended September 30, 2020, which represented a 55% increase in Series 6 module production from the same period in 2019. The increase in Series 6 production was primarily driven by the production capacity added in 2019 at our second facility in Ho Chi Minh City, Vietnam and our facility in Lake Township, Ohio as well as higher throughput at various facilities. We expect to produce approximately 6 GWDC of solar modules during 2020, substantially all of which will be Series 6 modules.

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

•In August 2020 we entered into an agreement with a subsidiary of Clairvest, pursuant to which Clairvest will acquire our North American O&M operations. The completion of the transaction is contingent on a number of closing conditions, including the receipt of certain third-party consents, a review of the transaction by the Committee on Foreign Investment in the United States, and other customary closing conditions. Assuming satisfaction of such closing conditions, we expect the sale to be completed in late 2020.

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

We face intense competition from manufacturers of crystalline silicon solar modules and developers of solar power projects. Solar module manufacturers compete with one another on price and on several module value attributes, including wattage (or conversion efficiency), energy yield, and reliability, and developers of systems compete on various factors such as net present value, return on equity, and levelized cost of electricity (“LCOE”), meaning the net present value of a system’s total life cycle costs divided by the quantity of energy that is expected to be produced over the system’s life. Many crystalline silicon cell and wafer manufacturers have transitioned from lower efficiency Back Surface Field multi-crystalline cells (the legacy technology against which we have generally competed) to higher efficiency Passivated Emitter Rear Contact (“PERC”) mono-crystalline cells at competitive cost structures. Additionally, while conventional solar modules, including the solar modules we produce, are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, certain manufacturers of mono-crystalline PERC modules are promoting bifacial modules that also capture diffuse irradiance on the back side of a module. The cost effective manufacture of bifacial PERC modules has been enabled, in part, by the expansion of inexpensive crystal growth and diamond wire saw capacity in China. Bifaciality compromises nameplate efficiency, but by converting both front and rear side irradiance, such technology may improve the overall energy production of a module relative to nameplate efficiency when applied in certain applications, which, after considering the incremental BoS and other costs, could potentially lower the overall LCOE of a system when compared to systems using conventional solar modules, including the modules we produce.

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

To address the near-term business disruption caused by the COVID-19 pandemic, many governments have proposed policies or support programs intended to stimulate their respective economies. Such support programs may include additional incentives for renewable energy projects, including PV solar power systems, over several years. While we compete in many markets that do not require solar-specific government subsidies or support programs, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives.

Systems Project Pipeline

The following tables summarize, as of October 27, 2020, our approximately 1.4 GWAC advanced-stage project pipeline. The actual volume of modules installed in our projects will be greater than the project size in MWAC as module volumes required for a project are based upon MWDC, which will be greater than the MWAC size pursuant to a DC-AC ratio typically ranging from 1.1 to 1.4. Such ratio varies across different projects due to many factors, including PPA pricing and the location, design, and costs of the system. Projects are typically removed from our advanced-stage project pipeline tables below once we substantially complete construction of the project and after substantially all of the associated project revenue is recognized. A project, or a portion of a project, may also be removed from the tables below in the event the project is not able to be sold due to the changing economics of the project or other factors or we decide to temporarily own and operate the project based on strategic opportunities or market factors.

Projects under Sales Agreements

The following table includes uncompleted sold projects and projects under contracts subject to conditions precedent:

Project/Location	Project Size in MWAC	PPA Contracted Partner	Customer	Expected Year Revenue Recognition Will Be Completed	% of Revenue Recognized as of September 30, 2020
GA Solar 4, Georgia	200	Georgia Power Company	Origis Energy USA	2020	96%
Seabrook, South Carolina	72	South Carolina Electric and Gas Company	Dominion Energy	2020	98%
Total	272

Projects with Executed PPAs Not under Sales Agreements

Project/Location	Project Size in MWAC	PPA Contracted Partner	Fully Permitted	Expected or Actual Substantial Completion Year	% Complete as of September 30, 2020
Horizon, Texas	200	(1)	Yes	2023	—%
Big Plain Solar, Ohio	196	Verizon Communications	No	2023	—%
Ridgely, Tennessee	177	Tennessee Valley Authority	No	2023	1%
Sun Streams 2, Arizona	150	Microsoft Corporation	Yes	2021	22%
Luz del Norte, Chile	141	(2)	Yes	2016	100%
Rabbitbrush, California	100	(3)	No	2022	5%
Oak Trail, North Carolina	100	Verizon Communications	No	2023	—%
Sun Streams PVS, Arizona	65	APS	Yes	2022	8%
Kyoto, Japan	38	Chubu Electric Power Company	Yes	2022	33%
Total	1,167
——————————
(1)150 MWAC of the plant’s capacity is contracted with Dow Pipeline Company; remaining capacity to be sold on an open contract basis

(2)Approximately 70 MWAC of the plant’s capacity is contracted under various PPAs; remaining capacity to be sold on an open contract basis

(3)Central Coast Community Energy – 60 MWAC and Silicon Valley Clean Energy – 40 MWAC

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.4%	74.7%	75.2%	87.0%
Gross profit	31.6%	25.3%	24.8%	13.0%
Selling, general and administrative	5.4%	9.8%	7.6%	9.0%
Research and development	2.5%	4.6%	3.4%	4.3%
Production start-up	1.4%	3.4%	1.1%	2.3%
Litigation loss	—%	—%	0.3%	—%
Operating income (loss)	22.3%	7.6%	12.4%	(2.6)%
Foreign currency (loss) income, net	(0.2)%	0.2%	(0.2)%	0.2%
Interest income	0.2%	2.1%	0.7%	2.4%
Interest expense, net	(1.2)%	(0.9)%	(1.0)%	(1.4)%
Other expense, net	(0.3)%	(0.6)%	(0.4)%	(0.3)%
Income tax (expense) benefit	(4.1)%	(2.7)%	1.9%	(1.5)%
Equity in earnings, net of tax	—%	—%	—%	—%
Net income (loss)	16.7%	5.6%	13.4%	(3.3)%

Segment Overview

We operate our business in two segments. Our modules segment involves the design, manufacture, and sale of CdTe solar modules to third parties, and our systems segment includes the development, construction, operation, maintenance, and sale of PV solar power systems, including any modules installed in such systems and any revenue from energy generated by such systems.

Net sales

Modules Business

We generally price and sell our solar modules on a per watt basis. During the three and nine months ended September 30, 2020, we sold the majority of our solar modules to integrators and operators of systems in the United States, and substantially all of our modules business net sales were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts.

Systems Business

During the three and nine months ended September 30, 2020, the majority of our systems business net sales were in Japan, the United States, and India, and were denominated in Japanese yen, U.S. dollars, and Indian rupee. We recognize revenue for the sale of a development project, which excludes EPC services, or for the sale of a completed system when we enter into the associated sales contract with the customer. For other sales of solar power systems and/or EPC services, we generally recognize revenue over time as our performance creates or enhances an energy generation asset controlled by the customer. Furthermore, the sale of a solar power system combined with EPC services represents a single performance obligation for the development and construction of a single generation asset. For such arrangements, we recognize revenue as work is performed using cost based input methods, which result in revenue being recognized as work is performed based on the relationship between actual costs incurred compared to the total estimated costs for a given contract.

The following table shows net sales by reportable segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Nine Month Change
Modules	$422,480	$371,184	$51,296	14%	$1,187,679	$798,744	$388,935	49%
Systems	505,085	175,622	329,463	188%	914,421	864,996	49,425	6%
Net sales	$927,565	$546,806	$380,759	70%	$2,102,100	$1,663,740	$438,360	26%

Net sales from our modules segment increased $51.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a 15% increase in the volume of watts sold, partially offset by a 1% decrease in the average selling price per watt. Net sales from our systems segment increased $329.5 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the sale of the Ishikawa, Miyagi, Anamizu, Tungabhadra, and Anantapur projects, partially offset by the completion of substantially all construction activities at the Phoebe and Seabrook projects in 2019 and lower construction activities at the GA Solar 4 project in the current period.

Net sales from our modules segment increased $388.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a 48% increase in the volume of watts sold. Net sales from our systems segment increased $49.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the sale of the Ishikawa, American Kings, Miyagi, Anamizu, Tungabhadra, and Anantapur projects, partially offset by the completion of substantially all construction activities at the Phoebe, Rosamond, Lake Hancock, and Seabrook projects in 2019, the sale of the Beryl, Cove Mountain, and Muscle Shoals projects in 2019, and lower construction activities at the GA Solar 4 project in the current period.

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

The following table shows cost of sales by reportable segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Nine Month Change
Modules	$297,658	$223,378	$74,280	33%	$907,564	$664,451	$243,113	37%
Systems	336,892	185,065	151,827	82%	673,723	783,632	(109,909)	(14)%
Total cost of sales	$634,550	$408,443	$226,107	55%	$1,581,287	$1,448,083	$133,204	9%
% of net sales	68.4%	74.7%			75.2%	87.0%

Our cost of sales increased $226.1 million, or 55%, and decreased 6.3 percentage points as a percent of net sales for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in cost of sales was driven by a $151.8 million increase in our systems segment cost of sales primarily due to the timing of when revenue recognition criteria were met for project sales, partially offset by the lower volume of projects under construction during the period. The increase in cost of sales was also driven by a $74.3 million increase in our modules segment cost of sales primarily as a result of the following:

•higher costs of $45.2 million from an increase in the volume of modules sold;
•an impairment loss of $17.4 million for certain module manufacturing equipment, including framing and assembly tools, which were no longer compatible with our long-term module technology roadmap;
•manufacturing related charges of $3.5 million associated with the ongoing COVID-19 pandemic; and
•a reduction to our product warranty liability of $80.0 million in 2019 due to revised module return rates; partially offset by
•a reduction to our product warranty liability of $19.7 million in 2020 due to lower-than-expected settlements for our older series of module technology and revisions to projected settlements;
•a reduction in our module collection and recycling liability of $18.9 million primarily due to changes to the estimated timing of cash flows associated with capital, labor, and maintenance costs and updates to certain valuation assumptions; and
•continued module cost reductions, which decreased cost of sales by $38.8 million.

Our cost of sales increased $133.2 million, or 9%, and decreased 11.8 percentage points as a percent of net sales for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in cost of sales was primarily driven by a $243.1 million increase in our modules segment cost of sales primarily as a result of the following:

•higher costs of $327.0 million from an increase in the volume of modules sold;
•the aforementioned impairment loss of $17.4 million for certain module manufacturing equipment;
•manufacturing related charges of $12.3 million associated with the ongoing COVID-19 pandemic; and
•the reduction to our product warranty liability of $80.0 million in 2019 described above; partially offset by
•the reduction to our product warranty liability of $19.7 million described above;
•lower under-utilization and certain other charges associated with the initial ramp of certain Series 6 manufacturing lines, which decreased cost of sales by $48.9 million compared to 2019;
•the reduction in our module collection and recycling liability of $18.9 million described above; and
•continued module cost reductions, which decreased cost of sales by $137.2 million.

Such increase in our modules segment cost of sales was partially offset by a $109.9 million decrease in our systems segment cost of sales primarily due to the lower volume of projects under construction during the period, partially offset by the size of projects sold and the timing of when revenue recognition criteria were met.

Gross profit

Gross profit may be affected by numerous factors, including the selling prices of our modules and systems, our manufacturing costs, project development costs, BoS costs, the capacity utilization of our manufacturing facilities, and foreign exchange rates. Gross profit may also be affected by the mix of net sales from our modules and systems businesses.

The following table shows gross profit for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Nine Month Change
Gross profit	$293,015	$138,363	$154,652	112%	$520,813	$215,657	$305,156	142%
% of net sales	31.6%	25.3%			24.8%	13.0%

Gross profit increased 6.3 percentage points to 31.6% during the three months ended September 30, 2020 from 25.3% during the three months ended September 30, 2019 primarily due to the volume and mix of higher gross profit projects sold during the period, the reduction in our module collection and recycling liability described above, and improved throughput at our manufacturing facilities from the successful ramp of various Series 6 manufacturing lines. These increases were partially offset by the lower benefit from reductions to our product warranty liability described above, the impairment loss for certain module manufacturing equipment described above, and manufacturing related charges associated with the ongoing COVID-19 pandemic.

Gross profit increased 11.8 percentage points to 24.8% during the nine months ended September 30, 2020 from 13.0% during the nine months ended September 30, 2019 primarily due to a mix of higher gross profit projects sold during the period, higher gross profit on third-party module sales, and improved throughput of our manufacturing facilities from the successful ramp of various Series 6 manufacturing lines, partially offset by the lower benefit from reductions to our product warranty liability and the impairment loss for certain module manufacturing equipment described above.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Nine Month Change
Selling, general and administrative	$49,861	$53,542	$(3,681)	(7)%	$160,218	$149,828	$10,390	7%
% of net sales	5.4%	9.8%			7.6%	9.0%

Selling, general and administrative expense for the three months ended September 30, 2020 decreased compared to the three months ended September 30, 2019 primarily due to lower project development, travel, and employee compensation expenses, partially offset by an increase in professional fees.

Selling, general and administrative expense for the nine months ended September 30, 2020 increased compared to the nine months ended September 30, 2019 primarily due to an increase in professional fees; higher charges for impairments of certain project assets; and higher expected credit losses for our accounts receivable due to the current economic conditions resulting from the COVID-19 pandemic. See Note 5. “Consolidated Balance Sheet Details” for further information about the allowance for credit losses associated with our accounts receivable.

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

The following table shows research and development expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Nine Month Change
Research and development	$22,972	$24,912	$(1,940)	(8)%	$71,068	$71,184	$(116)	—%
% of net sales	2.5%	4.6%			3.4%	4.3%

Research and development expense for the three months ended September 30, 2020 decreased compared to the three months ended September 30, 2019 primarily as a result of lower employee compensation expense due to reductions in R&D headcount for our systems business. Research and development expense for the nine months ended September 30, 2020 was consistent with the nine months ended September 30, 2019.

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

The following table shows production start-up expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Nine Month Change
Production start-up	$13,019	$18,605	$(5,586)	(30)%	$23,812	$38,564	$(14,752)	(38)%
% of net sales	1.4%	3.4%			1.1%	2.3%

During the three and nine months ended September 30, 2020, we incurred production start-up expense for the transition to Series 6 module manufacturing at our second facility in Kulim, Malaysia and the capacity expansion of our manufacturing facility in Perrysburg, Ohio. During the three and nine months ended September 30, 2019, we incurred production start-up expense at our facility in Lake Township, Ohio, and our second facility in Ho Chi Minh City, Vietnam, which commenced commercial production in early 2019.

Litigation loss

The following table shows litigation loss for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Nine Month Change
Litigation loss	$—	$—	$—	—%	$6,000	$—	$6,000	100%
% of net sales	—%	—%			0.3%	—%

In June 2020, we entered into an agreement in principle to settle the claims in the Opt-Out Action filed in 2015 in the Arizona District Court by putative stockholders that opted out of the Class Action. On July 17, 2020, the parties executed a definitive settlement agreement pursuant to which we agreed to pay a total of $19 million in exchange for mutual releases and a dismissal with prejudice of the Opt-Out Action. The agreement contains no admission of liability, wrongdoing, or responsibility by any of the parties. On July 30, 2020, First Solar funded the settlement, and on July 31, 2020, the parties filed a joint stipulation of dismissal. On September 10, 2020, the Arizona District Court entered an order dismissing the case with prejudice.

As of December 31, 2019, we had accrued $13 million of estimated losses for this action. As a result of the settlement, we accrued an incremental $6 million litigation loss during the nine months ended September 30, 2020. See Note 10. “Commitments and Contingencies” for further information about the Opt-Out Action.

Foreign currency (loss) income, net

Foreign currency (loss) income, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency (loss) income, net for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Nine Month Change
Foreign currency (loss) income, net	$(1,852)	$1,209	$(3,061)	253%	$(3,549)	$3,107	$(6,656)	214%

Foreign currency loss for the three and nine months ended September 30, 2020 increased compared to the three and nine months ended September 30, 2019 primarily due to higher costs associated with hedging activities related to our subsidiaries in Europe and Japan and differences between our economic hedge positions and the underlying exposures.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, and restricted marketable securities. Interest income also includes interest earned from notes receivable and late customer payments.

The following table shows interest income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Nine Month Change
Interest income	$2,109	$11,454	$(9,345)	(82)%	$15,113	$39,223	$(24,110)	(61)%

Interest income for the three and nine months ended September 30, 2020 decreased compared to the three and nine months ended September 30, 2019 primarily due to lower interest rates on cash and cash equivalents and lower average balances and interest rates associated with time deposits and marketable securities.

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

The following table shows interest expense, net for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Nine Month Change
Interest expense, net	$(10,975)	$(4,976)	$(5,999)	121%	$(21,018)	$(24,018)	$3,000	(12)%

Interest expense, net for the three months ended September 30, 2020 increased compared to the three months ended September 30, 2019 primarily due to changes in the fair value of interest rate swap contracts, which do not qualify for hedge accounting. Interest expense, net for the nine months ended September 30, 2020 decreased compared to the nine months ended September 30, 2019 primarily due to lower interest expense associated with project debt and changes in the fair value of interest rate swap contracts, which do not qualify for hedge accounting, partially offset by higher amortization of debt discounts and issuance costs and a decrease in capitalized interest.

Other expense, net

Other expense, net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted marketable securities.

The following table shows other expense, net for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Nine Month Change
Other expense, net	$(3,236)	$(3,399)	$163	(5)%	$(8,653)	$(4,328)	$(4,325)	100%

Other expense, net for the three months ended September 30, 2020 was consistent with the three months ended September 30, 2019. Other expense, net for the nine months ended September 30, 2020 increased compared to the nine months ended September 30, 2019 primarily due to expected credit losses associated with certain notes receivable, partially offset by prior period charges associated with certain letter of credit arrangements and the impairment of a strategic investment. See Note 5. “Consolidated Balance Sheet Details” for further information about the allowance for credit losses for our notes receivable.

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

The following table shows income tax benefit for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Nine Month Change
Income tax (expense) benefit	$(38,107)	$(15,035)	$(23,072)	153%	$40,894	$(25,385)	$66,279	(261)%
Effective tax rate	19.7%	33.0%			(16.9)%	(84.8)%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period. Income tax expense increased by $23.1 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to higher pretax income. Income tax benefit increased by $66.3 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a discrete tax benefit from the effect of tax law changes associated with the CARES Act and lower discrete tax expenses associated with filing a return in a foreign jurisdiction, partially offset by higher pretax income.

Equity in earnings, net of tax

Equity in earnings, net of tax represents our proportionate share of the earnings or losses from equity method investments as well as any gains or losses on the sale or disposal of such investments.

The following table shows equity in earnings, net of tax for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Three Month Change		2020	2019	Nine Month Change
Equity in earnings, net of tax	$(65)	$65	$(130)	(200)%	$150	$(205)	$355	173%

Equity in earnings, net of tax for the three and nine months ended September 30, 2020 was consistent with the three and nine months ended September 30, 2019.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe the judgments and estimates involved in over time revenue recognition, accrued solar module collection and recycling, product warranties, accounting for income taxes, and long-lived asset impairments have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our accounting policies during the nine months ended September 30, 2020 with the exception of certain changes to our allowance for credit losses accounting policies as part of the adoption of ASU 2016-13 as described in Note 2. “Recent Accounting Pronouncements” to our condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2. “Recent Accounting Pronouncements” to our condensed consolidated financial statements for a summary of recent accounting pronouncements.

Liquidity and Capital Resources

As of September 30, 2020, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, contracts with customers for the future sale of solar modules, and advanced-stage project pipeline will be sufficient to meet our working capital, systems project investment, and capital expenditure needs for at least the next 12 months. As needed, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally.

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

As of September 30, 2020, we had $1.6 billion of cash, cash equivalents, and marketable securities compared to $2.2 billion as of December 31, 2019. The decrease in cash, cash equivalents, and marketable securities was primarily driven by the $350 million settlement payment associated with our prior class action lawsuit; purchases of property, plant and equipment; the timing of cash receipts from certain third-party module sales, for which proceeds were received in late 2019 prior to the step down in the U.S. investment tax credit; and other operating expenditures; partially offset by cash proceeds from the sale and construction of systems projects. As of September 30, 2020, $1.0 billion of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries and was primarily based in U.S. dollar, Japanese yen, and Indian rupee denominated holdings.

We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. If certain international funds were needed for our operations in the United States, we may be required to accrue and pay certain U.S. and foreign taxes to repatriate such funds. We maintain the intent and ability to permanently reinvest our accumulated earnings outside the United States, with the exception of our subsidiaries in Australia, Canada, and Germany. In addition, changes to foreign government banking regulations may restrict our ability to move funds among various jurisdictions under certain circumstances, which could negatively impact our liquidity and capital resources.

Our systems business requires significant liquidity and is expected to continue to have significant liquidity requirements in the future. The net amount of our project assets and related portion of deferred revenue, which approximates our net capital investment in the development and construction of systems projects, was $359.6 million as of September 30, 2020. Solar power project development cycles, which span the time between the identification of a site location and the commercial operation of a system, vary substantially and can take many years to mature. As a result of these long project cycles and strategic decisions to finance the development of certain projects using our working capital, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such projects. Delays in construction or in completing the sale of our systems projects that we are self-financing may also impact our liquidity. In certain circumstances, we may need to finance construction costs exclusively using working capital, if project financing becomes unavailable due to regional, market-wide, or other concerns.

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

Additionally, we may elect to retain an ownership interest in certain systems projects after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a system at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of system ownership, we may instead elect to temporarily own and operate such system until we can sell it on economically attractive terms. The decision to retain ownership of a system impacts our liquidity depending upon the size and cost of the project. As of September 30, 2020, we had $257.4 million of net PV solar power systems that had been placed in service, primarily in international markets. We have elected, and may in the future elect, to enter into temporary or long-term project financing to reduce the impact on our liquidity and working capital with regard to such systems.

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

•The balance of our solar module inventories and BoS parts was $457.0 million as of September 30, 2020. As we continue to develop our advanced-stage project pipeline, we must produce solar modules in volumes sufficient to support our planned construction schedules. As part of this development and construction cycle, we typically produce these inventories in advance of receiving payment for such materials, which may temporarily reduce our liquidity. Once solar modules and BoS parts are installed in a project, they are classified as either project assets, PV solar power systems, or cost of sales depending on whether the project is subject to a definitive sales contract and whether other revenue recognition criteria have been met. We also produce significant volumes of modules for sale directly to third-parties, which requires us to carry inventories at levels sufficient to satisfy the demand of our customers and the needs of their projects, which may also temporarily reduce our liquidity.

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

Cash Flows

The following table summarizes key cash flow activity for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(149,198)	$(607,492)
Net cash provided by (used in) investing activities	116,322	(54,635)
Net cash (used in) provided by financing activities	(98,196)	81,742
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,251	(6,732)
Net decrease in cash, cash equivalents and restricted cash	$(129,821)	$(587,117)

Operating Activities

The decrease in net cash used in operating activities was primarily driven by higher cash proceeds from the sale of systems projects in Japan and the United States, partially offset by the $350 million settlement payment associated with our prior class action lawsuit as described above and the timing of cash receipts from certain third-party module sales, for which proceeds were received in late 2019 prior to the step down in the U.S. investment tax credit.

Investing Activities

The increase in net cash provided by investing activities was primarily due to lower purchases of property, plant and equipment.

Financing Activities

The increase in net cash used in financing activities was primarily due to the repayment of the Ishikawa Credit Agreement, partially offset by proceeds from borrowings under project specific debt financings associated with the construction of certain projects in Japan.

Contractual Obligations

Our contractual obligations have not materially changed since December 31, 2019 with the exception of borrowings under project specific debt financings and other changes in the ordinary course of business. See Note 9. “Debt” to our condensed consolidated financial statements for more information related to the changes in our long-term debt. See also our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 despite the fact that many of our associates are working remotely due to the COVID-19 pandemic. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize potential impacts on their design and operating effectiveness.

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

In addition, policies of the U.S. presidential administration may create regulatory uncertainty in the renewable energy industry, including the solar industry, and our business, financial condition, and results of operations could be adversely affected. Members of the U.S. presidential administration, including representatives of the U.S. Department of Energy, have made public statements that indicate that the administration may not be supportive of various clean energy programs and initiatives designed to curtail climate change. For example, in June 2017, the U.S. President announced that the United States would withdraw from participation in the 2015 Paris Agreement on climate change mitigation. In addition, the administration has indicated that it may be supportive of overturning or modifying policies of or regulations enacted by the prior administration that placed limitations on gas and coal electricity generation, mining, and/or exploration. Additionally, in October 2017, the United States Environmental Protection Agency (“U.S. EPA”) issued a Notice of Proposed Rulemaking, proposing to repeal the previous U.S. presidential administration’s Clean Power Plan (“CPP”), which established standards to limit carbon dioxide emissions from existing power generation facilities. In June 2019, the U.S. EPA issued the final Affordable Clean Energy (“ACE”) rule and repealed the CPP. Under the ACE rule, emissions from electric utility generation facilities would be regulated only through the use of various “inside the fence” or onsite efficiency improvements and emission control technologies. In contrast, the CPP would have allowed facility owners to reduce emissions with “outside the fence” measures, including those associated with renewable energy projects. While the ACE rule is currently subject to legal challenges and may be subject to future challenges, the ultimate resolution of such challenges, and the ultimate impact of the ACE rule, is uncertain. As a result of the new ACE rule and other policies or actions of the current U.S. administration and/or the U.S. Congress, we may be subject to significant risks, including the following:

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

Application of U.S. trade laws, or trade laws of other countries, may also impact, either directly or indirectly, our operating results. For example, in January 2018, following a petition filed by a U.S.-based manufacturer of solar cells under Sections 201 and 202 of the Trade Act of 1974 for global safeguard relief with the U.S. International Trade Commission (the “USITC”), requesting, among other things, the imposition of certain tariffs on crystalline silicon solar cells imported into the United States and the establishment of a minimum price per watt on imported crystalline silicon solar modules, the U.S. President proclaimed tariffs on imported crystalline silicon modules, and a tariff-rate quota on imported crystalline silicon cells, over a four-year period, with the tariff on modules, and the tariff on cells above the first 2.5 GWDC of imports, starting at 30% for the February 2018 to February 2019 period and declining by five percentage points in each subsequent 12-month period. Thin film solar cell products, such as our CdTe technology, are expressly excluded from the tariffs. The Office of the United States Trade Representative (the “USTR”) has also granted certain requests that particular types of solar products be excluded from the tariffs. Among these was an exclusion for bifacial solar modules that was issued in June 2019. In October 2019, the USTR announced that it would withdraw the exclusion for bifacial solar modules. However, in December 2019, the United States Court of International Trade (the “Trade Court”) overturned the announcement by issuing a preliminary injunction ordering the exclusion of bifacial solar modules from the tariffs. In January 2020, the USTR announced a public comment process regarding the possible retention or withdrawal of the exclusion for bifacial solar modules, and the USTR received public comments in February 2020. In April 2020, the U.S. Government informed the Trade Court that the USTR issued a determination for publication in the U.S. Federal Register that the USTR would withdraw the exclusion for bifacial solar modules if the court lifts the preliminary injunction, but in no case earlier than 30 days from the determination’s publication in the Federal Register. In May 2020, the Trade Court denied the U.S. Government’s motions to dismiss the action challenging the October 2019 withdrawal of the exclusion for bifacial solar modules and to dissolve the preliminary injunction. In a Federal Register notice published in June 2020, the USTR announced that the October 2019 withdrawal had been rescinded and superseded by the USTR’s April 2020 determination to withdraw the exclusion for bifacial solar modules. On October 15, 2020, the Trade Court denied the U.S. Government’s renewed motion to dissolve the preliminary injunction, modified the preliminary injunction to cover the USTR’s April 2020 determination, and vacated the USTR’s October 2019 withdrawal. In addition, on October 10, 2020, the U.S. President issued a proclamation entitled “Proclamation to Further Facilitate Positive Adjustment to Competition From Imports of Certain Crystalline Silicon Photovoltaic

Cells” (the “October 10 Proclamation”). In the October 10 Proclamation, the U.S. President stated, among other things, that the exclusion for bifacial solar modules would be revoked, effective October 25, 2020; that the tariff rate on imports covered by the solar safeguard action would be increased from 15% to 18% for the fourth year of the safeguard measure; and that the USTR is authorized to request that the USITC conduct an investigation under Section 204(c) of the Trade Act of 1974. A USITC investigation under Section 204(c) is one of the steps that would be required to extend the solar safeguard action beyond its current four-year term. On October 24, 2020, the Trade Court issued an order temporarily restraining the U.S. Government from enforcing the October 10 Proclamation’s revocation of the exclusion for bifacial solar modules, and the court is considering motions to modify the existing preliminary injunction to cover the October 10 Proclamation. It is unknown whether, or when, the U.S. Government would be permitted to enforce the October 10 Proclamation.

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

On October 2, 2020, the USTR initiated two new investigations under Section 301 of the Trade Act of 1974 concerning Vietnam’s acts, policies, and practices related to currency valuation and illegal timber, respectively, and it has requested public comments by November 12, 2020. It is unknown whether these investigations will result in U.S. import tariffs on Vietnamese goods, but tariffs on our solar modules imported from Vietnam could negatively impact our business. We will continue to closely monitor these investigations.

In May 2020, the United States undertook new initiatives relating to trade and commerce in the energy sector. On May 1, 2020, the U.S. President issued an executive order prohibiting various types of transactions (including acquisition, importation, and transfer) that are initiated after May 1, 2020 and involve bulk-power system electric equipment and any property in which any foreign country or a national thereof has any interest. The prohibition applies where the U.S. Secretary of Energy, in consultation with other officials, has determined that a transaction (i) involves bulk-power system electric equipment designed, developed, manufactured, or supplied by persons owned by, controlled by, or subject to the jurisdiction or direction of a foreign adversary, and (ii) poses certain types of risks to U.S. interests. The May 1, 2020 executive order instructs the U.S. Secretary of Energy to publish implementing rules or regulations, which are expected to be issued in late 2020. We are evaluating the potential impact on our business of the May 1, 2020 executive order and the U.S. government actions it contemplates, and our evaluation will be informed by the implementing rules or regulations to be published by the U.S. Secretary of Energy. In addition, on May 4, 2020, the U.S. Secretary of Commerce announced the initiation of an investigation, under Section 232 of the Trade Expansion Act of 1962, into whether laminations for stacked cores for incorporation into transformers, stacked and wound cores for incorporation into transformers, electrical transformers, and transformer regulators are being imported into the United States so as to threaten to impair U.S. national security. The U.S. Secretary of Commerce has 270 days from the initiation of the investigation to report findings and any recommendations to the U.S. President, and if a threat to national security is found, the U.S. President then has 90 days to decide whether to take action, such as the imposition of tariffs, to adjust imports of the products at issue. We are evaluating the potential impact on our business of U.S. government action that could result from this U.S. Secretary of Commerce investigation.

Internationally, in July 2018, the Indian government imposed a safeguard duty regime on solar cells and modules imported from various countries, including member countries of the Organisation for Economic Co-operation and Development (“OECD”), China, and Malaysia, for a two-year period, starting at 25% through July 2019 and declining by five percentage points in each subsequent six-month period. In July 2020, the Indian government announced an extension to the safeguard duty regime at a revised rate of 14.9% through December 2020 and declining to 14.5% through July 2021. These duties are applicable to imports from member countries of the OECD, China, Vietnam, and Thailand, but imports from Malaysia have been exempted from the revised safeguard duty regime. In addition, in March 2019, the Indian government issued technical guidelines related to the enlistment of approved models and manufacturers of PV solar modules, pursuant to which all projects owned by the Indian government or from which energy would be supplied to the government would be required to procure eligible components from such enlisted manufacturers. The enlistment procedures have certain distinguishing criteria depending on whether a manufacturer is located inside or outside of India, which may inhibit or restrict our ability to access the Indian market. While the effective date of this regulation was due to take effect in March 2020, in response to the COVID-19 pandemic, the effective date of this regulation has been deferred and a new effective date is expected to be announced in late 2020. Such tariffs and policies, or any other U.S. or global trade remedies or other trade barriers, may directly or indirectly affect U.S. or global markets for solar energy and our business, financial condition, and results of operations.

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
10.1
Employment Agreement, First Amendment to Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Patrick Buehler

10.2
Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Jason Dymbort

10.3
Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Markus Gloeckler

10.4
Employment Agreement, First Amendment to Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Michael Koralewski

10.5	First Amendment to Employment Agreement, effective as of October 8, 2020 between First Solar, Inc. and Caroline Stockdale
10.6
Employment Agreement, First Amendment to Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Kuntal Kumar Verma

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

FIRST SOLAR, INC.

Date: October 27, 2020	By:	/s/ BYRON JEFFERS
	Name:	Byron Jeffers
	Title:	Chief Accounting Officer