Form 10-Q
period 2021-03-31
FIRST SOLAR, INC.
filed 2021-04-30
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

As of April 23, 2021, 106,311,829 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$803,374	$532,124
Cost of sales	618,607	441,786
Gross profit	184,767	90,338
Operating expenses:
Selling, general and administrative	52,087	58,587
Research and development	19,873	25,613
Production start-up	11,354	4,482
Total operating expenses	83,314	88,682
Gain on sales of businesses, net	150,895	—
Operating income	252,348	1,656
Foreign currency loss, net	(2,595)	(398)
Interest income	956	9,330
Interest expense, net	(2,996)	(6,789)
Other income (expense), net	8,448	(2,222)
Income before taxes and equity in earnings	256,161	1,577
Income tax (expense) benefit	(46,490)	89,215
Equity in earnings, net of tax	—	(88)
Net income	$209,671	$90,704

Net income per share:
Basic	$1.98	$0.86
Diluted	$1.96	$0.85
Weighted-average number of shares used in per share calculations:
Basic	106,088	105,595
Diluted	106,890	106,386

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$209,671	$90,704
Other comprehensive loss:
Foreign currency translation adjustments	(9,716)	(8,064)
Unrealized (loss) gain on marketable securities and restricted marketable securities, net of tax of $1,121 and $389	(16,590)	2,852
Unrealized gain on derivative instruments, net of tax of $(637) and $(79)	3,382	896
Other comprehensive loss	(22,924)	(4,316)
Comprehensive income	$186,747	$86,388

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$972,879	$1,227,002
Marketable securities (amortized cost of $562,880 and $519,844 and allowance for credit losses of $138 and $121 at March 31, 2021 and December 31, 2020, respectively)	562,735	520,066
Accounts receivable trade	795,923	269,095
Less: allowance for credit losses	(5,827)	(3,009)
Accounts receivable trade, net	790,096	266,086
Accounts receivable, unbilled	27,280	26,673
Less: allowance for credit losses	(276)	(303)
Accounts receivable, unbilled, net	27,004	26,370
Inventories	550,270	567,587
Project assets	6,984	—
Assets held for sale	—	155,685
Prepaid expenses and other current assets	226,922	251,739
Total current assets	3,136,890	3,014,535
Property, plant and equipment, net	2,397,986	2,402,285
PV solar power systems, net	236,416	243,396
Project assets	284,201	373,377
Deferred tax assets, net	106,803	104,099
Restricted marketable securities (amortized cost of $247,628 and allowance for credit losses of $13 at December 31, 2020)	—	265,280
Goodwill	14,462	14,462
Intangible assets, net	53,404	56,138
Inventories	205,096	201,229
Other assets	673,652	434,130
Total assets	$7,108,910	$7,108,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$186,087	$183,349
Income taxes payable	15,351	14,571
Accrued expenses	217,483	310,467
Current portion of long-term debt	2,453	41,540
Deferred revenue	206,530	188,813
Liabilities held for sale	—	25,621
Other current liabilities	41,437	83,037
Total current liabilities	669,341	847,398
Accrued solar module collection and recycling liability	128,135	130,688
Long-term debt	254,447	237,691
Other liabilities	362,207	372,226
Total liabilities	1,414,130	1,588,003
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 106,310,928 and 105,980,466 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	106	106
Additional paid-in capital	2,853,891	2,866,786
Accumulated earnings	2,925,433	2,715,762
Accumulated other comprehensive loss	(84,650)	(61,726)
Total stockholders’ equity	5,694,780	5,520,928
Total liabilities and stockholders’ equity	$7,108,910	$7,108,931

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	105,980	$106	$2,866,786	$2,715,762	$(61,726)	$5,520,928
Net income	—	—	—	209,671	—	209,671
Other comprehensive loss	—	—	—	—	(22,924)	(22,924)
Common stock issued for share-based compensation	536	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(205)	—	(15,689)	—	—	(15,689)
Share-based compensation expense	—	—	2,794	—	—	2,794
Balance at March 31, 2021	106,311	$106	$2,853,891	$2,925,433	$(84,650)	$5,694,780

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	105,449	$105	$2,849,376	$2,326,620	$(79,334)	$5,096,767
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	—	—	(9,213)	—	(9,213)
Net income	—	—	—	90,704	—	90,704
Other comprehensive loss	—	—	—	—	(4,316)	(4,316)
Common stock issued for share-based compensation	733	1	—	—	—	1
Tax withholding related to vesting of restricted stock	(276)	—	(12,679)	—	—	(12,679)
Share-based compensation expense	—	—	7,358	—	—	7,358
Balance at March 31, 2020	105,906	$106	$2,844,055	$2,408,111	$(83,650)	$5,168,622

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$209,671	$90,704
Adjustments to reconcile net income to cash used in operating activities:
Depreciation, amortization and accretion	63,205	56,279
Impairments and net losses on disposal of long-lived assets	4,501	1,288
Share-based compensation	3,115	7,204
Deferred income taxes	(11,538)	(80,404)
Gain on sales of businesses, net	(150,895)	—
Gains on sales of marketable securities and restricted marketable securities	(11,696)	(15,088)
Other, net	1,412	16,676
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled	(320,461)	242,680
Prepaid expenses and other current assets	(42,750)	(13,387)
Inventories	12,602	(48,896)
Project assets and PV solar power systems	59,623	(50,756)
Other assets	(20,814)	(54,925)
Income tax receivable and payable	33,278	(9,425)
Accounts payable	7,853	(38,161)
Accrued expenses and other liabilities	(115,190)	(609,218)
Accrued solar module collection and recycling liability	(1,394)	565
Net cash used in operating activities	(279,478)	(504,864)
Cash flows from investing activities:
Purchases of property, plant and equipment	(90,155)	(112,546)
Purchases of marketable securities and restricted marketable securities	(292,308)	(405,794)
Proceeds from sales and maturities of marketable securities and restricted marketable securities	508,289	628,936
Proceeds from sales of businesses	145,969	—
Other investing activities	43	(14,150)
Net cash provided by investing activities	271,838	96,446
Cash flows from financing activities:
Repayment of long-term debt	(37,378)	(325)
Proceeds from borrowings under long-term debt, net of discounts and issuance costs	21,616	—
Payments of tax withholdings for restricted shares	(15,689)	(12,679)
Other financing activities	—	(436)
Net cash used in financing activities	(31,451)	(13,440)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(652)	(5,774)
Net decrease in cash, cash equivalents and restricted cash	(39,743)	(427,632)
Cash, cash equivalents and restricted cash, beginning of the period	1,273,594	1,446,510
Cash, cash equivalents and restricted cash, end of the period	$1,233,851	$1,018,878
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$76,095	$76,298
Proceeds to be received from sales of businesses	$156,965	$—

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other period. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K, which has been filed with the SEC.

Unless expressly stated or the context otherwise requires, the terms “the Company,” “we,” “us,” “our,” and “First Solar” refer to First Solar, Inc. and its consolidated subsidiaries, and the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report.

2. Sales of Businesses

Sale of North American O&M operations

Following an evaluation of the long-term cost structure, competitiveness, and risk-adjusted returns of our O&M services business, we received an offer to purchase certain portions of the business and determined it was in the best interest of our stockholders to pursue the transaction. Accordingly, in August 2020, we entered into an agreement with a subsidiary of Clairvest Group, Inc. (“Clairvest”) for the sale of our North American O&M operations.

On March 31, 2021, we completed the transaction for a closing purchase price of $151.5 million, subject to certain customary post-closing adjustments, of which $146.0 million was received on March 31, 2021. As a result of this transaction, we recognized a gain of $119.2 million, net of transaction costs, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations. The assets and liabilities associated with this business were classified as held for sale in our condensed consolidated balance sheet as of December 31, 2020.

Sale of U.S. project development business

Following a separate evaluation of the long-term cost structure, competitiveness, and risk-adjusted returns of our U.S. project development business, we determined it was also in the best interest of our stockholders to pursue the sale of this business. In January 2021, we entered into an agreement with Leeward Renewable Energy Development,

LLC (“Leeward”), a subsidiary of the Ontario Municipal Employees Retirement System, for the sale of our U.S. project development business, which included developing, contracting for the construction of, and selling utility-scale PV solar power systems in the United States. The transaction included our approximately 10 GWAC utility-scale solar project pipeline, including the advanced-stage Horizon, Madison, Ridgely, Rabbitbrush, and Oak Trail projects, which are expected to commence construction in the next two years; the 30MWAC Barilla Solar project, which is operational; and certain other equipment. In addition, Leeward agreed to certain module purchase commitments.

On March 31, 2021, we completed the transaction for an aggregate purchase price of $284.0 million, subject to certain customary post-closing adjustments. Such purchase price included $151.4 million for the sale of the U.S. project development business; $100.5 million for the sale of 299 MWDC of solar modules, which is presented in “Net sales” on our condensed consolidated statements of operations; and $32.1 million of advanced payments for 93 MWDC of solar modules not yet delivered, which is included in “Deferred revenue” on our condensed consolidated balance sheet as of March 31, 2021. Proceeds from the transaction were received in early April 2021.

We recognized a gain of $31.8 million, net of transaction costs, from the sale of our U.S. project development business, which is included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations. The assets and liabilities associated with this business were classified as held for sale in our condensed consolidated balance sheet as of December 31, 2020.

3. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$972,877	$1,227,000
Money market funds	2	2
Total cash and cash equivalents	972,879	1,227,002
Marketable securities:
Foreign debt	194,101	214,254
U.S. debt	18,764	14,543
Time deposits	349,870	291,269
Total marketable securities	562,735	520,066
Total cash, cash equivalents, and marketable securities	$1,535,614	$1,747,068

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 to the total of such amounts as presented in the condensed consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	March 31, 2021	December 31, 2020
Cash and cash equivalents	Cash and cash equivalents	$972,879	$1,227,002
Restricted cash – current	Prepaid expenses and other current assets	2,212	1,745
Restricted cash – noncurrent	Other assets	258,760	44,847
Total cash, cash equivalents, and restricted cash		$1,233,851	$1,273,594

During the three months ended March 31, 2021, we sold marketable securities for proceeds of $5.5 million and realized gains of less than $0.1 million on such sales. During the three months ended March 31, 2020, we sold marketable securities for proceeds of $130.8 million and realized losses of less than $0.1 million on such sales. See

Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$193,860	$268	$21	$6	$194,101
U.S. debt	19,020	18	272	2	18,764
Time deposits	350,000	—	—	130	349,870
Total	$562,880	$286	$293	$138	$562,735

	As of December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$213,949	$367	$46	$16	$214,254
U.S. debt	14,521	22	—	—	14,543
Time deposits	291,374	—	—	105	291,269
Total	$519,844	$389	$46	$121	$520,066

The following table presents the change in the allowance for credit losses related to our available-for-sale marketable securities for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Allowance for credit losses, beginning of period	$121	$—
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	207
Provision for credit losses, net	122	180
Sales and maturities of marketable securities	(105)	(172)
Allowance for credit losses, end of period	$138	$215

The contractual maturities of our marketable securities as of March 31, 2021 were as follows (in thousands):

Fair Value
One year or less	$458,537
One year to two years	94,472
Two years to three years	—
Three years to four years	—
Four years to five years	4,950
More than five years	4,776
Total	$562,735

4. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Foreign government obligations	$—	$149,700
U.S. government obligations	—	115,580
Total restricted marketable securities	$—	$265,280

Our restricted marketable securities represent long-term marketable securities held in custodial accounts to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. As of March 31, 2021 and December 31, 2020, such custodial accounts also included noncurrent restricted cash balances of $254.7 million and $0.7 million, respectively, which were reported within “Other assets.” As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years. We have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds.

During the three months ended March 31, 2021, we sold all our restricted marketable securities for proceeds of $258.9 million and realized gains of $11.7 million on such sales. We intend to reinvest such proceeds and continue to evaluate investments that support the estimated costs of our solar module collection and recycling program. During the three months ended March 31, 2020, we sold certain restricted marketable securities for proceeds of $115.2 million, realized gains of $15.1 million on such sales, and repurchased $114.5 million of restricted marketable securities as part of our ongoing management of the custodial accounts. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted marketable securities.

The following table summarizes the unrealized gains and losses related to our restricted marketable securities, by major security type, as of December 31, 2020 (in thousands):

	As of December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$131,980	$17,720	$—	$—	$149,700
U.S. government obligations	115,648	133	188	13	115,580
Total	$247,628	$17,853	$188	$13	$265,280

The following table presents the change in the allowance for credit losses related to our restricted marketable securities for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Allowance for credit losses, beginning of period	$13	$—
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	54
Provision for credit losses, net	16	1
Sales of restricted marketable securities	(29)	(25)
Allowance for credit losses, end of period	$—	$30

5. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable trade, gross	$795,923	$269,095
Allowance for credit losses	(5,827)	(3,009)
Accounts receivable trade, net	$790,096	$266,086

At March 31, 2021 and December 31, 2020, $63.6 million and $24.4 million, respectively, of our trade accounts receivable were secured by letters of credit, bank guarantees, surety bonds, or other forms of financial security issued by creditworthy financial institutions.

Accounts receivable, unbilled, net

Accounts receivable, unbilled, net consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable, unbilled	$27,280	$26,673
Allowance for credit losses	(276)	(303)
Accounts receivable, unbilled, net	$27,004	$26,370

Allowance for credit losses

The following tables present the change in the allowances for credit losses related to our accounts receivable for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
Accounts receivable, trade	2021	2020
Allowance for credit losses, beginning of period	$3,009	$1,386
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	171
Provision for the credit losses, net	2,915	2,026
Writeoffs	(97)	(252)
Allowance for credit losses, end of period	$5,827	$3,331

	Three Months Ended March 31,
Accounts receivable, unbilled	2021	2020
Allowance for credit losses, beginning of period	$303	$—
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	459
Provision for credit losses, net	(27)	764
Allowance for credit losses, end of period	$276	$1,223

Inventories

Inventories consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$307,883	$292,334
Work in process	62,898	64,709
Finished goods	384,585	411,773
Inventories	$755,366	$768,816
Inventories – current	$550,270	$567,587
Inventories – noncurrent	$205,096	$201,229

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Prepaid expenses	$162,573	$160,534
Prepaid income taxes	38,586	71,051
Derivative instruments (1)	7,723	3,315
Restricted cash	2,212	1,745
Other current assets	15,828	15,094
Prepaid expenses and other current assets	$226,922	$251,739
——————————
(1)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Land	$14,362	$14,498
Buildings and improvements	692,493	693,762
Machinery and equipment	2,459,941	2,184,236
Office equipment and furniture	143,885	143,685
Leasehold improvements	43,758	41,459
Construction in progress	194,827	419,766
Property, plant and equipment, gross	3,549,266	3,497,406
Accumulated depreciation	(1,151,280)	(1,095,121)
Property, plant and equipment, net	$2,397,986	$2,402,285

Depreciation of property, plant and equipment was $56.8 million and $47.4 million for the three months ended March 31, 2021 and 2020, respectively.

PV solar power systems, net

Photovoltaic (“PV”) solar power systems, net consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
PV solar power systems, gross	$291,998	$298,067
Accumulated depreciation	(55,582)	(54,671)
PV solar power systems, net	$236,416	$243,396

Depreciation of PV solar power systems was $3.0 million and $5.8 million for the three months ended March 31, 2021 and 2020, respectively.

Project assets

Project assets consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Project assets – development costs, including project acquisition and land costs	$136,175	$176,346
Project assets – construction costs	155,010	197,031
Project assets	$291,185	$373,377
Project assets – current	$6,984	$—
Project assets – noncurrent	$284,201	$373,377

Other assets

Other assets consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Restricted cash	$258,760	$44,847
Operating lease assets (1)	220,689	226,664
Advanced payments for raw materials	95,624	97,883
Accounts receivable, unbilled	53,281	22,722
Indirect tax receivables	17,476	14,849
Other	27,822	27,165
Other assets	$673,652	$434,130
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

Goodwill

Goodwill for the relevant reporting unit consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2020	Acquisitions (Impairments)	March 31, 2021
Modules	$407,827	$—	$407,827
Accumulated impairment losses	(393,365)	—	(393,365)
Goodwill	$14,462	$—	$14,462

Intangible assets, net

The following tables summarize our intangible assets at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$99,964	$(54,582)	$45,382
Power purchase agreements	6,486	(1,377)	5,109
Patents	8,173	(5,260)	2,913
Intangible assets, net	$114,623	$(61,219)	$53,404

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$99,964	$(52,115)	$47,849
Power purchase agreements	6,486	(1,296)	5,190
Patents	8,173	(5,074)	3,099
Intangible assets, net	$114,623	$(58,485)	$56,138

Amortization of intangible assets was $2.7 million and $2.6 million for the three months ended March 31, 2021 and 2020, respectively.

Accrued expenses

Accrued expenses consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Accrued project costs	$51,852	$81,380
Accrued property, plant and equipment	35,951	66,543
Accrued inventory	25,591	25,704
Product warranty liability (1)	22,275	22,278
Accrued compensation and benefits	20,794	51,685
Other	61,020	62,877
Accrued expenses	$217,483	$310,467
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product Warranties.”

Other current liabilities

Other current liabilities consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Operating lease liabilities (1)	$16,981	$14,006
Derivative instruments (2)	2,938	5,280
Other taxes payable	1,851	30,041
Other	19,667	33,710
Other current liabilities	$41,437	$83,037
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Other liabilities

Other liabilities consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Operating lease liabilities (1)	$179,698	$189,034
Product warranty liability (2)	71,798	72,818
Deferred revenue	54,963	44,919
Deferred tax liabilities, net	14,668	23,671
Other	41,080	41,784
Other liabilities	$362,207	$372,226
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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Prepaid Expenses and Other Current Assets	Other Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$330	$22	$450
Commodity swap contracts	2,283	—	—
Total derivatives designated as hedging instruments	$2,613	$22	$450

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$5,110	$—	$2,488
Total derivatives not designated as hedging instruments	$5,110	$—	$2,488
Total derivative instruments	$7,723	$22	$2,938

	December 31, 2020
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$—	$2,504	$341
Commodity swap contracts	1,478	—	—
Total derivatives designated as hedging instruments	$1,478	$2,504	$341

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1,837	$2,776	$—
Total derivatives not designated as hedging instruments	$1,837	$2,776	$—
Total derivative instruments	$3,315	$5,280	$341

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Foreign Exchange Forward Contracts	Commodity Swap Contracts	Total
Balance as of December 31, 2020	$(3,644)	$1,472	$(2,172)
Amounts recognized in other comprehensive income (loss)	1,859	1,024	2,883
Amounts reclassified to earnings impacting:
Cost of sales	1,129	7	1,136
Balance as of March 31, 2021	$(656)	$2,503	$1,847

Balance as of December 31, 2019	$(962)	$—	$(962)
Amounts recognized in other comprehensive income (loss)	768	—	768
Amounts reclassified to earnings impacting:
Cost of sales	207	—	207
Balance as of March 31, 2020	$13	$—	$13

During the three months ended March 31, 2021 and 2020, we recognized unrealized losses of $0.1 million and unrealized gains of $0.8 million, respectively, within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges.

The following table presents gains and losses related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
	Income Statement Line Item	2021	2020
Foreign exchange forward contracts	Cost of sales	$169	$106
Foreign exchange forward contracts	Foreign currency loss, net	10,296	(275)
Interest rate swap contracts	Interest expense, net	—	(2,404)

Interest Rate Risk

We use interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use such swap contracts for speculative or trading purposes. During the three months ended March 31, 2020, all of our interest rate swap contracts related to project specific debt facilities. Such swap contracts did not qualify for accounting as cash flow hedges in accordance with Accounting Standards Codification (“ASC”) 815 due to our expectation to sell the associated projects before the maturity of their project specific debt financings and corresponding swap contracts. Accordingly, changes in the fair values of these swap contracts were recorded directly to “Interest expense, net.”

Foreign Currency Risk

Cash Flow Exposure

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of March 31, 2021 and December 31, 2020, these foreign exchange forward contracts hedged our forecasted cash flows for periods up to 17 months and 20 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of March 31, 2021 and December 31, 2020.

As of March 31, 2021 and December 31, 2020, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

	March 31, 2021
Currency	Notional Amount	USD Equivalent
U.S. dollar (1)	$28.8	$28.8

	December 31, 2020
Currency	Notional Amount	USD Equivalent
U.S. dollar (1)	$43.4	$43.4
——————————
(1)These derivative instruments represent hedges of outstanding payables denominated in U.S. dollars at certain of our foreign subsidiaries whose functional currencies are other than the U.S. dollar.

In the following 12 months, we expect to reclassify to earnings $0.7 million of net unrealized loss related to foreign exchange forward contracts that are included in “Accumulated other comprehensive loss” at March 31, 2021 as we realize the earnings effects of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rates when we realize the related forecasted transactions.

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

As of March 31, 2021 and December 31, 2020, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	March 31, 2021
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 3.2	$2.4
Purchase	Brazilian real	BRL 2.6	$0.5
Purchase	Chilean peso	CLP 1,590.5	$2.2
Sell	Chilean peso	CLP 4,214.4	$5.8
Purchase	Euro	€84.2	$98.7
Sell	Euro	€144.8	$169.7
Sell	Indian rupee	INR 355.6	$4.8
Purchase	Japanese yen	¥2,403.1	$21.8
Sell	Japanese yen	¥19,729.5	$178.8
Purchase	Malaysian ringgit	MYR 25.4	$6.1
Sell	Malaysian ringgit	MYR 28.7	$6.9
Sell	Mexican peso	MXN 34.6	$1.7
Purchase	Singapore dollar	SGD 5.3	$3.9

	December 31, 2020
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 3.2	$2.5
Purchase	Brazilian real	BRL 2.6	$0.5
Sell	Canadian dollar	CAD 8.9	$7.0
Purchase	Chilean peso	CLP 2,006.0	$2.8
Sell	Chilean peso	CLP 4,476.7	$6.3
Purchase	Euro	€140.0	$172.1
Sell	Euro	€63.6	$78.2
Sell	Indian rupee	INR 619.2	$8.4
Purchase	Japanese yen	¥1,593.7	$15.5
Sell	Japanese yen	¥20,656.6	$200.5
Purchase	Malaysian ringgit	MYR 69.3	$17.2
Sell	Malaysian ringgit	MYR 24.9	$6.2
Sell	Mexican peso	MXN 34.6	$1.7
Purchase	Singapore dollar	SGD 2.9	$2.2

Commodity Price Risk

We use commodity swap contracts to mitigate our exposure to commodity price fluctuations for certain raw materials used in the production of our modules. In August 2020, we entered into a commodity swap contract to hedge a portion of our forecasted cash flows for purchases of aluminum frames for a one-year period. Such swap had an initial notional value based on metric tons of forecasted aluminum purchases, equivalent to $24.9 million, and entitled us to receive a three-month average London Metals Exchange price for aluminum while requiring us to pay certain fixed prices. The notional amount of the commodity swap contract proportionately adjusts with forecasted purchases of aluminum frames. As of March 31, 2021, the notional value associated with this contract was $6.2 million.

This commodity swap contract qualifies for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. We report unrealized gains or losses on such contract in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that this derivative financial instrument was highly effective as a cash flow hedge as of March 31, 2021. In the following 12 months, we expect to reclassify into earnings $2.5 million of net unrealized gains related to this commodity swap contract that are included in “Accumulated other comprehensive loss” at March 31, 2021 as we realize the earnings effects of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual commodity pricing when we realize the related forecasted transactions.

7. Leases

Our lease arrangements include land associated with our systems projects, our corporate and administrative offices, land for our international manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Japan, Malaysia, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the three months ended March 31, 2021 and 2020, and as of March 31, 2021 and December 31, 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$4,033	$4,178
Variable lease cost	538	666
Short-term lease cost	371	961
Total lease cost	$4,942	$5,805

Payments of amounts included in the measurement of operating lease liabilities	$4,113	$4,897
Lease assets obtained in exchange for operating lease liabilities	$13,598	$17,576

	March 31, 2021	December 31, 2020
Operating lease assets	$220,689	$226,664
Operating lease liabilities – current	16,981	14,006
Operating lease liabilities – noncurrent	179,698	189,034

Weighted-average remaining lease term	20 years	20 years
Weighted-average discount rate	2.7%	2.9%

As of March 31, 2021, the future payments associated with our lease liabilities were as follows (in thousands):

Total Lease Liabilities
Remainder of 2021	$16,317
2022	17,406
2023	16,868
2024	16,493
2025	16,008
2026	14,556
Thereafter	139,512
Total future payments	237,160
Less: interest	(40,481)
Total lease liabilities	$196,679

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents. At March 31, 2021 and December 31, 2020, our cash equivalents consisted of money market funds. We value our cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At March 31, 2021 and December 31, 2020, our marketable securities consisted of foreign debt, U.S. debt, and time deposits. As of December 31, 2020, our restricted marketable securities consisted of foreign and U.S. government obligations. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At March 31, 2021 and December 31, 2020, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and commodity swap contracts involving major commodity prices. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including interest rate curves, credit risk, foreign exchange rates, forward and spot prices for currencies, and forward prices for commodities. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At March 31, 2021 and December 31, 2020, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$2	$2	$—	$—
Marketable securities:
Foreign debt	194,101	—	194,101	—
U.S. debt	18,764	—	18,764	—
Time deposits	349,870	349,870	—	—
Derivative assets	7,745	—	7,745	—
Total assets	$570,482	$349,872	$220,610	$—
Liabilities:
Derivative liabilities	$2,938	$—	$2,938	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$2	$2	$—	$—
Marketable securities:
Foreign debt	214,254	—	214,254	—
U.S. debt	14,543	—	14,543	—
Time deposits	291,269	291,269	—	—
Restricted marketable securities	265,280	—	265,280	—
Derivative assets	3,315	—	3,315	—
Total assets	$788,663	$291,271	$497,392	$—
Liabilities:
Derivative liabilities	$5,621	$—	$5,621	$—

Fair Value of Financial Instruments

At March 31, 2021 and December 31, 2020, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Accounts receivable, unbilled - noncurrent	$53,281	$47,767	$22,722	$22,096
Liabilities:
Long-term debt, including current maturities (1)	$264,427	$262,442	$287,149	$297,076
——————————
(1)Excludes unamortized discounts and issuance costs.

The carrying values in our condensed consolidated balance sheets of our trade accounts receivable, current unbilled accounts receivable, restricted cash, accounts payable, and accrued expenses approximated their fair values due to their nature and relatively short maturities; therefore, we excluded them from the foregoing table. The fair value measurements for our noncurrent unbilled accounts receivable and long-term debt are considered Level 2 measurements under the fair value hierarchy.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, marketable securities, accounts receivable, restricted cash, foreign exchange forward contracts, and commodity swap contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place these instruments with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions. Our net sales are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary. Depending upon the sales arrangement, we may require some form of payment security from our customers, including advance payments, parent guarantees, letters of credit, bank guarantees, or surety bonds. We also have power purchase agreements (“PPAs”) that subject us to credit risk in the event our off-take counterparties are unable to fulfill their contractual obligations, which may adversely affect our project assets and certain receivables. Accordingly, we closely monitor the credit standing of existing and potential off-take counterparties to limit such risks.

9. Debt

Our long-term debt consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

		Balance (USD)
Loan Agreement	Currency	March 31, 2021	December 31, 2020
Revolving Credit Facility	USD	$—	$—
Luz del Norte Credit Facilities	USD	185,639	186,230
Japan Credit Facility	JPY	34,246	13,813
Tochigi Credit Facility	JPY	—	39,400
Kyoto Credit Facility	JPY	44,542	47,706
Ikeda Credit Facility	JPY	—	—
Long-term debt principal		264,427	287,149
Less: unamortized discounts and issuance costs		(7,527)	(7,918)
Total long-term debt		256,900	279,231
Less: current portion		(2,453)	(41,540)
Noncurrent portion		$254,447	$237,691

Revolving Credit Facility

Our amended and restated credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent provides us with a senior secured credit facility (the “Revolving Credit Facility”) with an aggregate borrowing capacity of $500.0 million, which we may increase to $750.0 million, subject to certain conditions. Borrowings under the credit facility bear interest at (i) London Interbank Offered Rate (“LIBOR”), adjusted for Eurocurrency reserve requirements, plus a margin of 2.00% or (ii) a base rate as defined in the credit agreement plus a margin of 1.00% depending on the type of borrowing requested. These margins are also subject to adjustment depending on our consolidated leverage ratio. We had no borrowings under our Revolving Credit Facility as of March 31, 2021 and December 31, 2020 and had issued $3.4 million and $4.3 million, respectively, of letters of credit using availability under the facility. Loans and letters of credit issued under the Revolving Credit Facility are jointly and severally guaranteed by First Solar, Inc.; First Solar Electric, LLC; First Solar Electric (California), Inc.; and First Solar Development, LLC and are secured by interests in substantially all of the guarantors’ tangible and intangible assets other than certain excluded assets.

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

In March 2017, we amended the terms of the DFC and IFC credit facilities. Such amendments (i) allowed for the capitalization of accrued and unpaid interest through March 15, 2017, along with the capitalization of certain future interest payments as variable rate loans under the credit facilities, (ii) allowed for the conversion of certain fixed rate loans to variable rate loans upon scheduled repayment, (iii) extended the maturity of the DFC and IFC loans until June 2037, and (iv) canceled the remaining borrowing capacity under the DFC and IFC credit facilities with the exception of the capitalization of certain future interest payments. As of March 31, 2021 and December 31, 2020, the balance outstanding on the DFC loans was $139.0 million and $139.4 million, respectively. As of March 31, 2021 and December 31, 2020, the balance outstanding on the IFC loans was $46.6 million and $46.8 million, respectively. The DFC and IFC loans are secured by liens over all of Luz del Norte’s assets and by a pledge of all of the equity interests in the entity.

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

Tochigi Credit Facility

In June 2017, First Solar Japan GK, our wholly-owned subsidiary, entered into a term loan facility with Mizuho Bank, Ltd. for borrowings up to ¥7.0 billion ($62.2 million) for the development of utility-scale PV solar power plants in Japan (the “Tochigi Credit Facility”). In March 2021, the credit facility matured and we repaid the remaining $36.8 million principal balance.

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

Ikeda Credit Facility

In March 2021, FS Japan Project B4 GK (“Ikeda”), our indirect wholly-owned subsidiary and project company, entered into a credit agreement (the “Ikeda Credit Facility”) with MUFG Bank, Ltd.; Japan Post Insurance Co., Ltd.; The Shizuoka Bank, Ltd.; The Hyakugo Bank, Ltd.; The Iyo Bank, Ltd.; and The Yamagata Bank, Ltd. for aggregate borrowings up to ¥9.8 billion ($88.6 million) for the development and construction of a 21 MWAC PV solar power plant located in Tochigi, Japan. The credit facility consists of a ¥4.7 billion ($43.1 million) fixed rate term loan facility, a ¥3.8 billion ($34.1 million) variable rate term loan facility, a ¥0.9 billion ($8.2 million) consumption tax facility, and a ¥0.4 billion ($3.2 million) debt service reserve facility. The fixed rate and variable rate term loan facilities mature in April 2040, the consumption tax facility matures in May 2024, and the debt service reserve facility is expected to mature in October 2039. The credit facility is secured by pledges of certain of Ikeda’s assets, accounts, material project documents, and by the equity interests in the entity.

Variable Interest Rate Risk

Certain of our long-term debt agreements bear interest at prime, LIBOR, Tokyo Interbank Offered Rate (“TIBOR”), or equivalent variable rates. An increase in these variable rates would increase the cost of borrowing under our Revolving Credit Facility and certain project specific debt financings. Our long-term debt borrowing rates as of March 31, 2021 were as follows:

Loan Agreement	March 31, 2021
Revolving Credit Facility	2.11%
Luz del Norte Credit Facilities (1)	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
Japan Credit Facility	1-month TIBOR plus 0.55%
Kyoto Credit Facility	1-month TIBOR plus 0.60%
Ikeda Credit Facility	Fixed rate term loan facility at 1.20%
Variable rate term loan facility at 6-month TIBOR plus 0.70%
Consumption tax facility at 3-month TIBOR plus 0.50%
Debt service reserve facility at 6-month TIBOR plus 1.20%
——————————
(1)Outstanding balance comprised of $141.3 million of fixed rate loans and $44.3 million of variable rate loans as of March 31, 2021.

Future Principal Payments

At March 31, 2021, the future principal payments on our long-term debt were due as follows (in thousands):

Total Debt
Remainder of 2021	$1,810
2022	38,281
2023	6,084
2024	51,563
2025	7,560
2026	7,965
Thereafter	151,164
Total long-term debt future principal payments	$264,427

10. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of March 31, 2021, the majority of these commercial commitments supported our systems projects. As of March 31, 2021, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Revolving Credit Facility (1)	$3.4	$396.6
Bilateral facilities (2)	112.7	293.3
Surety bonds	56.9	660.0

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

Product warranty activities during the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Product warranty liability, beginning of period	$95,096	$129,797
Accruals for new warranties issued	2,277	2,285
Settlements	(3,226)	(6,562)
Changes in estimate of product warranty liability	(74)	(1,019)
Product warranty liability, end of period	$94,073	$124,501
Current portion of warranty liability	$22,275	$20,399
Noncurrent portion of warranty liability	$71,798	$104,102

We estimate our limited product warranty liability for power output and defects in materials and workmanship under normal use and service conditions based on return rates for each series of module technology. In general, we expect the return rates for our newer series of module technology to be lower than our older series. We estimate that the return rate for such newer series of module technology will be less than 1%. As of March 31, 2021, a 1% increase in the return rate across all series of module technology would increase our product warranty liability by $108.8 million, and a 1% increase in the return rate for balance of systems (“BoS”) parts would not have a material impact on the associated warranty liability.

Performance Guarantees

As part of our systems business, we conduct performance testing of a system prior to substantial completion to confirm the system meets its operational and capacity expectations noted in the engineering, procurement, and construction (“EPC”) agreement. In addition, we may provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable period meets or exceeds the modeled energy expectation, after certain adjustments. If there is an underperformance event with regard to these tests, we may incur liquidated damages as specified in the applicable EPC agreement. In certain instances, a bonus payment may be received at the end of the applicable test period if the system performs above a specified level. As of March 31, 2021 and December 31, 2020, we accrued $2.9 million and $10.2 million, respectively, for our estimated obligations under such arrangements, which were classified as “Other current liabilities” in our condensed consolidated balance sheets.

Indemnifications

In certain limited circumstances, we have provided indemnifications to customers or other parties, including project tax equity investors, under which we are contractually obligated to compensate such parties for losses they suffer resulting from a breach of a representation, warranty, or covenant; a reduction in tax benefits received, including investment tax credits; the resolution of specific matters associated with a project’s development or construction; or guarantees of a third party’s payment or performance obligations. Project related tax benefits are, in part, based on guidance provided by the Internal Revenue Service and U.S. Treasury Department, which includes assumptions regarding the fair value of qualifying PV solar power systems. For contracts that have such indemnification provisions, we initially recognize a liability under ASC 460 for the estimated premium that would be required by a guarantor to issue the same indemnity in a standalone arm’s-length transaction with an unrelated party. We may base these estimates on the cost of insurance or other instruments that cover the underlying risks being indemnified and may purchase such instruments to mitigate our exposure to potential indemnification payments. We subsequently measure such liabilities at the greater of the initially estimated premium or the contingent liability required to be recognized under ASC 450. We recognize any indemnification liabilities as a reduction of earnings associated with the related transaction.

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of March 31, 2021 and December 31, 2020, we accrued $6.0 million and $3.2 million of current indemnification liabilities, respectively. As of March 31, 2021, the maximum potential amount of future payments under our indemnifications was $146.8 million, and we held insurance and other instruments allowing us to recover up to $72.0 million of potential amounts paid under the indemnifications.

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

Our module collection and recycling liability was $128.1 million and $130.7 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, a 1% increase in the annualized inflation rate used in our estimated future collection and recycling cost per module would increase the liability by $21.2 million, and a 1% decrease in that rate would decrease the liability by $18.3 million. See Note 4. “Restricted Marketable Securities” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

Legal Proceedings

We are party to legal matters and claims in the normal course of our operations, which are described in Note 13 within our Annual Report on Form 10-K for the year ended December 31, 2020. While we believe the ultimate outcome of these matters and claims will not have a material adverse effect on our financial position, results of operations, or cash flows, the outcome of such matters and claims is not determinable with certainty, and negative outcomes may adversely affect us. There have been no material changes to these matters since our Annual Report on Form 10-K for the year ended December 31, 2020 was filed with the SEC on February 26, 2021.

11. Revenue from Contracts with Customers

The following table presents the disaggregation of revenue from contracts with customers for the three months ended March 31, 2021 and 2020 along with the reportable segment for each category (in thousands):

		Three Months Ended March 31,
Category	Segment	2021	2020
Solar modules	Modules	$534,670	$393,681
Solar power systems	Systems	226,967	90,076
O&M services	Systems	27,235	29,475
Energy generation (1)	Systems	14,579	17,973
EPC services (2)	Systems	(77)	919
Net sales		$803,374	$532,124
——————————
(1)During the three months ended March 31, 2020, the majority of energy generated and sold by our PV solar power systems was accounted for under ASC 840 consistent with the classification of the associated PPAs.

(2)For certain of our EPC agreements, we provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable period meets or exceeds the modeled energy expectation, after certain adjustments. If there is an underperformance event with regard to these tests, we may incur liquidated damages as specified in the applicable EPC agreement. During the three months ended March 31, 2021 we accrued liquidated damages for certain of these arrangements, which we recognized as a reduction to revenue. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our performance guarantee arrangements.

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

The following table outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three months ended March 31, 2021 and 2020 as well as the number of projects that comprise such changes. For purposes of the table, we only include projects with changes in estimates that have a net impact on revenue of at least $1.0 million during the periods presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended March 31,
	2021	2020
Number of projects	4	2

Increase (decrease) in revenue from net changes in transaction prices (in thousands)	$1,634	$(762)
Increase in revenue from net changes in input cost estimates (in thousands)	—	1,885
Net increase in revenue from net changes in estimates (in thousands)	$1,634	$1,123

Net change in estimate as a percentage of aggregate revenue	0.1%	0.3%

The following table reflects the changes in our contract assets, which we classify as “Accounts receivable, unbilled,” and our contract liabilities, which we classify as “Deferred revenue,” for the three months ended March 31, 2021. As of December 31, 2020, these balances excluded any assets or liabilities classified as held for sale (in thousands):

	March 31, 2021	December 31, 2020	Three Month Change
Accounts receivable, unbilled (1)	$80,561	$49,395
Allowance for credit losses	(276)	(303)
Accounts receivable, unbilled, net	$80,285	$49,092	$31,193	64%

Deferred revenue (2)	$261,493	$233,732	$27,761	12%
——————————
(1)Includes $53.3 million and $22.7 million of non-current accounts receivable, unbilled classified as “Other assets” on our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

(2)Includes $55.0 million and $44.9 million of non-current deferred revenue classified as “Other liabilities” on our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021, our contract assets increased by $31.2 million primarily due to unbilled receivables associated with the sale of certain project assets in the United States that were not part of the sale of our U.S. project development business described in Note 2. “Sales of Businesses.” During the three months ended March 31, 2021, our contract liabilities increased by $27.8 million primarily due to advance payments received for sales of solar modules in the current period, including $32.1 million for solar modules associated with the sale of our U.S. project development business described in Note 2. “Sales of Businesses,” partially offset by the recognition of revenue for sales of solar modules for which payment was received in 2020. During the three months ended March 31, 2021 and 2020, we recognized revenue of $72.0 million and $268.2 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

As of March 31, 2021, we had entered into contracts with customers for the future sale of 14.1 GWDC of solar modules for an aggregate transaction price of $4.1 billion. We expect to recognize such amounts as revenue through 2024 as we transfer control of the modules to the customers. While our contracts with customers typically represent firm purchase commitments, these contracts may be subject to amendments made by us or requested by our customers. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

12. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of sales (1)	$(92)	$1,212
Selling, general and administrative (1)	4,515	4,709
Research and development (2)	(1,308)	1,283
Total share-based compensation expense	$3,115	$7,204
——————————
(1)On March 31, 2021, we completed the sales of our North American O&M operations and U.S. project development business, which resulted in the forfeiture of unvested shares for associates (our term for full and part-time employees) departing the Company as part of the transactions. See Note 2. “Sales of Businesses” to our condensed consolidated financial statements for further information related to these transactions.

(2)Effective March 15, 2021, our former Chief Technology Officer retired from the Company, which resulted in the forfeiture of his unvested shares during the three months ended March 31, 2021.

Share-based compensation expense capitalized in inventory, project assets, and PV solar power systems was $0.8 million as of March 31, 2021 and $1.1 million as of December 31, 2020. As of March 31, 2021, we had $29.3 million of unrecognized share-based compensation expense related to unvested restricted and performance units, which we expect to recognize over a weighted-average period of approximately 1.7 years.

In April 2018, the compensation committee of our board of directors approved a long-term incentive program for key executive officers and associates. The program was intended to incentivize retention of our key executive talent and align the interest of executive management and stockholders. The program consisted of performance units to be earned over an approximately three-year performance period, which ended in December 2020. Vesting of the 2018 grants of performance units was contingent upon the relative attainment of target gross margin, operating expense, and contracted revenue metrics. In February 2021, the compensation committee of our board of directors certified the achievement of the vesting conditions applicable to the grants, which approximated the target level of performance. Accordingly, each participant received one share of common stock for each vested performance unit, net of any tax withholdings.

In July 2019, the compensation committee approved additional grants of performance units for key executive officers. Such grants are expected to be earned over a multi-year performance period ending in December 2021. Vesting of the 2019 grants of performance units is contingent upon the relative attainment of target cost per watt, module wattage, gross profit, and operating income metrics.

In March 2020, the compensation committee approved additional grants of performance units for key executive officers. Such grants are expected to be earned over a multi-year performance period ending in December 2022. Vesting of the 2020 grants of performance units is contingent upon the relative attainment of contracted revenue, module wattage, and return on capital metrics.

Vesting of performance units is also contingent upon the employment of program participants through the applicable vesting dates, with limited exceptions in case of death, disability, a qualifying retirement, or a change-in-control of First Solar. Outstanding performance units are included in the computation of diluted net income per share based on the number of shares that would be issuable if the end of the reporting period were the end of the contingency period.

13. Income Taxes

In March 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “CARES Act”) was signed into law. The CARES Act includes a number of federal corporate tax relief provisions that are intended to support the ongoing liquidity of U.S. corporations. Among other provisions, the CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years. Because changes in tax law are accounted for in the period of enactment, the retroactive effects of such changes were accounted for as a discrete item in the prior period.

As a result of the CARES Act, we expect to carry back our 2019 and 2020 net operating losses to our 2016 U.S. corporate income tax return, which will restore certain foreign tax credits we expect to utilize by amending our 2017 and 2018 U.S. corporate income tax returns. Such amended returns will restore other general business credits we expect to utilize in future tax years before the credits expire and eliminate the transition tax liability for accumulated earnings of foreign subsidiaries resulting from the Tax Cuts and Jobs Act.

Our effective tax rate was 18% and (5,657)% for the three months ended March 31, 2021 and 2020, respectively. The increase in our effective tax rate was primarily driven by a discrete tax benefit in the prior year associated with the net operating loss carryback provisions of the CARES Act described above and the relative size of our pretax income in the prior period. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to the beneficial impact of the Malaysian tax holiday and Vietnamese tax incentive.

Our Malaysian subsidiary has been granted a long-term tax holiday that expires in 2027. The tax holiday, which generally provides for a full exemption from Malaysian income tax, is conditional upon our continued compliance with certain employment and investment thresholds, which we are currently in compliance with and expect to continue to comply with through the expiration of the tax holiday in 2027. In addition, our Vietnamese subsidiary has been granted a tax incentive that provides a two-year tax exemption, which began in 2020, and reduced tax rates through the end of 2025.

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740. It is reasonably possible that $0.4 million of uncertain tax positions will be recognized within the next 12 months due to the expiration of the statute of limitations associated with such positions.

We are subject to audit by federal, state, local, and foreign tax authorities. We are currently under examination in India, Malaysia, and the state of California. We believe that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed by our tax examinations are not resolved in a manner consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

14. Net Income per Share

The calculation of basic and diluted net income per share for the three months ended March 31, 2021 and 2020 was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Basic net income per share
Numerator:
Net income	$209,671	$90,704
Denominator:
Weighted-average common shares outstanding	106,088	105,595

Diluted net income per share
Denominator:
Weighted-average common shares outstanding	106,088	105,595
Effect of restricted and performance units and stock purchase plan shares	802	791
Weighted-average shares used in computing diluted net income per share	106,890	106,386

Net income per share:
Basic	$1.98	$0.86
Diluted	$1.96	$0.85

There were no anti-dilutive common shares for the three months ended March 31, 2021 and 2020.

15. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2021 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2020	$(76,239)	$16,630	$(2,117)	$(61,726)
Other comprehensive (loss) income before reclassifications	(10,191)	(6,015)	2,883	(13,323)
Amounts reclassified from accumulated other comprehensive loss	475	(11,696)	1,136	(10,085)
Net tax effect	—	1,121	(637)	484
Net other comprehensive (loss) income	(9,716)	(16,590)	3,382	(22,924)
Balance as of March 31, 2021	$(85,955)	$40	$1,265	$(84,650)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended March 31,
		2021	2020
Foreign currency translation adjustment	Other income (expense), net	$(475)	$—
Unrealized gain on marketable securities and restricted marketable securities	Other income (expense), net	11,696	15,088
Unrealized loss on derivative contracts:
Foreign exchange forward contracts	Cost of sales	(1,129)	(207)
Commodity swap contracts	Cost of sales	(7)	—
Total unrealized loss on derivative contracts		(1,136)	(207)
Total gain reclassified		$10,085	$14,881

16. Segment Reporting

We operate our business in two segments. Our modules segment involves the design, manufacture, and sale of cadmium telluride (“CdTe”) solar modules, which convert sunlight into electricity. Third-party customers of our modules segment include integrators and operators of PV solar power systems. Our second segment is our systems segment, through which we provide power plant solutions in certain markets, which include (i) project development, (ii) EPC services, and (iii) O&M services. We may provide any combination of individual products and services within such capabilities (including, with respect to EPC services, by contracting with third parties) depending upon the customer and market opportunity. Our systems segment customers include utilities, independent power producers, commercial and industrial companies, and other system owners. From time to time, we may temporarily own and operate, or retain interests in, certain of our systems for a period of time based on strategic opportunities or market factors. See Note 20. “Segment and Geographical Information” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional discussion of our segment reporting.

The following tables present certain financial information for our reportable segments for the three months ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020 (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Modules	Systems	Total	Modules	Systems	Total
Net sales	$534,670	$268,704	$803,374	$393,681	$138,443	$532,124
Gross profit	100,440	84,327	184,767	75,352	14,986	90,338
Depreciation and amortization expense	50,724	3,097	53,821	44,673	6,258	50,931

	March 31, 2021			December 31, 2020
	Modules	Systems	Total	Modules	Systems	Total
Goodwill	$14,462	$—	$14,462	$14,462	$—	$14,462

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

Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q and therefore speak only as of the filing date. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason, whether as a result of new information, future developments, or otherwise. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the severity and duration of the COVID-19 pandemic, including its potential impact on the Company’s business, financial condition, and results of operations; structural imbalances in global supply and demand for PV solar modules; the market for renewable energy, including solar energy; our competitive position and other key competitive factors; reduction, elimination, or expiration of government subsidies, policies, and support programs for solar energy projects; the impact of public policies, such as tariffs or other trade remedies imposed on solar cells and modules; our ability to execute on our long-term strategic plans; our ability to execute on our solar module technology and cost reduction roadmaps; our ability to improve the wattage of our solar modules; interest rate fluctuations and both our and our customers’ ability to secure financing; the creditworthiness of our off-take counterparties and the ability of our off-take counterparties to fulfill their contractual obligations to us; the ability of our customers and counterparties to perform under their contracts with us; the satisfaction of conditions precedent in our sales agreements; our ability to attract new customers and to develop and maintain existing customer and supplier relationships; our ability to successfully develop and complete our systems business projects; our ability to convert existing production facilities to support new product lines, such as Series 6 module manufacturing; general economic and business conditions, including those influenced by U.S., international, and geopolitical events; environmental responsibility, including with respect to CdTe and other semiconductor materials; claims under our limited warranty obligations; changes in, or the failure to comply with, government regulations and environmental, health, and safety requirements; effects resulting from pending litigation; future collection and recycling costs for solar modules covered by our module collection and recycling program; our ability to protect our intellectual property; our ability to prevent and/or minimize the impact of cyber-attacks or other breaches of our information systems; our continued investment in research and development; the supply and price of components and raw materials, including CdTe; our ability to attract and retain key executive officers and associates; and the matters discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the SEC. You should carefully consider the risks and uncertainties described in these reports.

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

Executive Overview

We are a leading American solar technology company and global provider of PV solar energy solutions. Developed at our R&D labs in California and Ohio, we manufacture and sell PV solar modules with an advanced thin film semiconductor technology that provide a high-performance, lower-carbon alternative to conventional crystalline silicon PV solar modules. From raw material sourcing through end-of-life module recycling, we are committed to reducing the environmental impacts and enhancing the social and economic benefits of our products across their life cycle. In certain markets, we also develop and sell PV solar power systems that use the modules we manufacture and provide O&M services to system owners. We are the world’s largest thin film PV solar module manufacturer and the largest PV solar module manufacturer in the Western Hemisphere.

Certain of our financial results and other key operational developments for the three months ended March 31, 2021 include the following:

•Net sales for the three months ended March 31, 2021 increased by 51% to $803.4 million compared to $532.1 million for the same period in 2020. The increase was primarily driven by the sale of the Sun Streams 2, Sun Streams 4, and Sun Streams 5 projects and an increase in the volume of modules sold to third parties, partially offset by the completion of substantially all construction activities at the GA Solar 4 project in 2020.

•Gross profit for the three months ended March 31, 2021 increased 6.0 percentage points to 23.0% from 17.0% for the same period in 2020. The increase in gross profit was primarily due to the volume of higher gross profit projects sold during the period and improved throughput at our manufacturing facilities, partially offset by higher manufacturing related charges associated with the ongoing COVID-19 pandemic.

•During the three months ended March 31, 2021, we commenced commercial production of Series 6 modules at our second facility in Kulim, Malaysia, bringing our total installed Series 6 nameplate production capacity across all our facilities to 7.9 GWDC. We produced 1.7 GWDC of solar modules during the three months ended March 31, 2021, which represented a 32% increase in Series 6 module production from the same period in 2020. The increase in Series 6 production was primarily driven by the incremental Series 6 production capacity added in Malaysia, as described above, and higher throughput at various facilities. We expect to produce between 7.4 GWDC and 7.6 GWDC of Series 6 modules during 2021.

•In August 2020, we entered into an agreement with a subsidiary of Clairvest for the sale of our North American O&M services business. On March 31, 2021, we completed the sale for a closing purchase price of $151.5 million, subject to certain customary post-closing adjustments, of which $146.0 million was received on March 31, 2021. As a result of this transaction, we recognized a gain of $119.2 million, net of transaction costs, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

•In January 2021, we entered into an agreement with Leeward for the sale of our U.S. project development business. On March 31, 2021, we completed the transaction for an aggregate purchase price of $284.0 million, subject to certain customary post-closing adjustments. Such purchase price included $151.4 million for the sale of the U.S. project development business; $100.5 million for the sale of 299 MWDC of solar modules, which is presented in “Net sales” on our condensed consolidated statements of operations; and $32.1 million of advanced payments for 94 MWDC of solar modules not yet delivered, which is included in “Deferred revenue” on our condensed consolidated balance sheet as of March 31, 2021. Proceeds from the transaction were received in early April 2021. As a result of this transaction, we recognized a gain of $31.8 million, net of transaction costs, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

Market Overview

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. In particular, module average selling prices in many global markets have declined over the past several years. While recent module pricing has temporarily increased due to elevated glass, polysilicon, and freight costs, pricing is expected to continue to decline in the future. Furthermore, the COVID-19 pandemic has adversely affected certain purchasers of modules and systems, which may result in additional pressure on demand and average selling prices. In the aggregate, we believe manufacturers of solar cells and modules, particularly those in China, have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. Accordingly, we believe the solar industry may from time to time experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will also put pressure on pricing, which may be exacerbated by the COVID-19 pandemic’s disruption of the global economy. Additionally, intense competition at the system level may result in an environment in which pricing falls rapidly, thereby potentially increasing demand for solar energy solutions but constraining the ability for project developers and diversified module manufacturers to sustain meaningful and consistent profitability. In light of such market realities, we continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process, our diversified capabilities, our financial viability, and the sustainability advantage of our modules and systems.

Global solar markets continue to expand and develop, in part aided by demand elasticity resulting from declining average selling prices, both at the module and system levels, which have promoted the widespread adoption of solar energy. As a result of such market opportunities, we are evaluating the potential for future capacity expansion, and may seek to further diversify our manufacturing presence, although we have made no decisions to do so at this time. Additionally, we are developing solar projects in Japan as we execute on our utility-scale project pipeline. See the table under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Systems Project Pipeline” for additional information about the projects we are developing. Although we expect a portion of our future consolidated net sales, operating income, and cash flows to be derived from such projects, we expect third-party module sales to continue to have a more significant impact on our operating results as we expand capacity and leverage the benefits of our Series 6 module technology.

Lower industry module and system pricing is expected to contribute to diversification in global electricity generation and further demand for solar energy. Over time, however, declining average selling prices may adversely affect our results of operations to the extent we have not already entered into contracts for future module or system sales. Our results of operations could also be adversely affected if competitors reduce pricing to levels below their costs, bid aggressively low prices for module sale agreements or PPAs, or are able to operate at minimal or negative operating margins for sustained periods of time. For certain of our competitors, including many in China, these practices may be enabled by their direct or indirect access to sovereign capital or other forms of state-owned support. In certain markets in California and elsewhere, an oversupply imbalance at the grid level may reduce short-to-medium term demand for new solar installations relative to prior years, lower PPA pricing, and lower margins on module and system sales to such markets. However, we believe the effects of such imbalance can be mitigated by modern solar power plants and energy storage solutions that offer a flexible operating profile, thereby promoting greater grid stability and enabling a higher penetration of solar energy. We continue to address these uncertainties, in part, by executing on our module technology improvements, partnering with grid operators and utility companies, and implementing certain other cost reduction initiatives.

We face intense competition from manufacturers of crystalline silicon solar modules and developers of solar power projects. Solar module manufacturers compete with one another on price and on several module value attributes, including wattage (through a larger form factor or an improved conversion efficiency), energy yield, degradation, and reliability, and developers of systems compete on various factors such as net present value, return on equity, and levelized cost of electricity (“LCOE”), meaning the net present value of a system’s total life cycle costs divided by the quantity of energy that is expected to be produced over the system’s life. Most crystalline silicon cell and wafer manufacturers have transitioned from lower efficiency Back Surface Field multi-crystalline cells (the legacy technology against which we have generally competed) to higher efficiency Passivated Emitter Rear Contact (“PERC”) mono-crystalline cells at competitive cost structures. Additionally, while conventional solar modules, including the solar modules we produce, are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, certain manufacturers of mono-crystalline PERC modules offer bifacial modules that also capture diffuse irradiance on the back side of a module. The cost effective manufacture of bifacial PERC modules has been enabled, in part, by the expansion of inexpensive crystal growth and diamond wire saw capacity in China. Bifaciality compromises nameplate efficiency, but by converting both front and rear side irradiance, such technology may improve the overall energy production of a module relative to nameplate efficiency when applied in certain applications, which, after considering the incremental BoS and other costs, could potentially lower the overall LCOE of a system when compared to systems using conventional solar modules, including the modules we produce.

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

Certain Trends and Uncertainties

We believe that our business, financial condition, and results of operations may be favorably or unfavorably impacted by the following trends and uncertainties. See Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 for discussions of other risks (the “Risk Factors”) that may affect us.

Our long-term strategic plans are focused on our goal to create long-term stockholder value through a balance of growth, profitability, and liquidity. In executing such plans, we are focusing on providing utility-scale PV solar energy solutions in key geographic markets that we believe have a compelling need for mass-scale PV solar electricity, including markets throughout the United States, Japan, Europe, India, and certain other strategic markets. While these markets are expected to exhibit strong long-term demand for solar energy, the economic disruption caused by the COVID-19 pandemic has adversely affected near-term demand for electricity at the grid level. As a result, such temporary decline in load may adversely affect demand for specific forms of generation, such as our PV solar energy solutions, depending on the severity and duration of the economic disruption. Given these market dynamics, we continue to focus on opportunities in which our PV solar energy solutions compete directly with traditional forms of energy generation on an LCOE or similar basis, or complement such generation offerings. These opportunities include the retirement and replacement of aging fossil fuel-based generation resources with utility-scale PV solar energy solutions. For example, cumulative global retirements of coal generation plants are expected to approximate 900 GWDC by 2040, representing a significant increase in the potential market for solar energy.

This focus on our core module and utility-scale offerings exists within a current market environment that includes rooftop and distributed generation solar, particularly in the United States. While it is unclear how rooftop and distributed generation solar might impact our core offerings over the next several years, we believe that utility-scale solar will continue to be a compelling offering for companies with technology and cost leadership and will continue to represent an increasing portion of the overall electricity generation mix. However, our module offerings in certain international markets may be driven, in part, by future demand for rooftop and distributed generation solar solutions.

Demand for our solar energy solutions depends, in part, on market factors outside our control, such as the availability of debt and/or equity financing (including, in the United States, tax equity financing), interest rate fluctuations, domestic or international trade policies, and government support programs. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for our solar energy solutions. For example, a reduction in the supply of project debt or equity financing (including, in the United States, tax equity financing) caused by the COVID-19 pandemic could make it difficult for our customers to secure the financing necessary to purchase modules and develop, build, or install systems. Although governments and central banks around the world have implemented significant measures to support capital markets, the economic disruption caused by the COVID-19 pandemic may result in a long-term tightening of the supply of capital in global financial markets (including, in the United States, a reduction in total tax equity availability). As a result, purchasers of modules may cease or significantly reduce business operations, cease or delay module procurement, conserve capital resources, or take other actions in response to the COVID-19 pandemic, which may reduce demand and average selling prices for our modules.

Our ability to provide solar energy solutions on economically attractive terms may also be affected by logistics costs associated with the procurement of raw materials used in our manufacturing process and the shipping, handling, storage, and distribution of our modules. For example, the cost of ocean freight throughout many parts of the world has recently increased due to the limited availability of shipping containers, increased port congestion resulting from labor shortages, and a decrease in the number of operating ships. Such costs may be further exacerbated by the disruption of major shipping routes or economic disruptions caused by the COVID-19 pandemic.

In certain markets, demand for our utility-scale offerings may be affected by specific regulations or policies of governmental bodies or utility regulators. For example, in June 2020, the Japanese legislature enacted an amendment to the Electricity Business Law Enforcement Order for the Ministry of Economy, Trade and Industry of Japan which, among other things, is expected to invalidate the feed-in-tariff certificates for projects that fail to achieve construction plan acceptance, submit an interconnection application, and/or achieve commercial operation within a set period of time following dates specified in their respective certificates. The amendment, which becomes effective in April 2022, applies to all projects regardless of generation type and is intended to release grid capacity reserved for delayed projects to enable other newly developed projects to utilize such capacity at a lower cost of electricity to consumers. The deadline by which a project must achieve construction plan acceptance, submit an interconnection application, and/or achieve commercial operation varies by project, but is no earlier than March 2023. Any deadlines that precede the expected construction plan acceptance and/or commercial operation dates of our various projects in Japan could adversely affect the value of such projects and our ability to secure any related project financing. Additionally, the Indian government recently announced a series of policy and regulatory measures to incentivize domestic manufacturing of PV solar modules. These measures include tariffs and other federal and state incentives intended to reduce India’s reliance on imports of solar cells and modules. Such measures include import duty tariffs of 40% on solar modules and 25% on solar cells beginning in April 2022, a requirement that any solar project with federal or state utility off-takers only use solar modules from an approved list of module manufacturers, and a requirement that all federal procurement of solar modules be only from preferred domestic manufacturers. Such measures may result in limitations on our access to the Indian solar market, despite the region’s significant demand for PV solar energy.

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

Systems Project Pipeline

The following table summarizes, as of April 29, 2021, our approximately 444 MWAC advanced-stage project pipeline. The actual volume of modules installed in our projects will be greater than the project size in MWAC as module volumes required for a project are based upon MWDC, which will be greater than the MWAC size pursuant to a DC-AC ratio typically ranging from 1.1 to 1.4. Such ratio varies across different projects due to many factors, including PPA pricing and the location, design, and costs of the system. Projects are typically removed from our advanced-stage project pipeline tables below once we substantially complete construction of the project and after substantially all of the associated project revenue is recognized. A project, or a portion of a project, may also be removed from the tables below in the event the project is not able to be sold due to the changing economics of the project or other factors, or we decide to temporarily own and operate the project based on strategic opportunities or market factors.

The following table includes projects with confirmed offtake agreements or projects under contracts with customers subject to certain closing conditions:

Project/Location	Project Size in MWAC	Project under Sales Agreement	Primary Permits Obtained	PPA Contracted Partner	Expected or Actual Substantial Completion Year	% Complete as of March 31, 2021
Luz del Norte, Chile	141	No	Yes	(1)	2016	100%
Sun Streams PVS, Arizona	65	Yes (2)	Yes	(2)	2022	13%
Kyoto, Japan	38	No	Yes	Chubu Electric Power Company	2022	33%
Ikeda, Japan	21	No	Yes	(3)	2023	21%
Japan (multiple locations)	179	No	Yes	(4)	2021/2023	24%
Total	444
——————————
(1)Approximately 70 MWAC of the plant’s capacity is contracted under various PPAs; remaining capacity to be sold on an open contract basis

(2)The project’s PPA was terminated in February 2021. Project sale completed in April 2021.

(3)Project has secured feed-in-tariff rights, and the related PPA will be executed at a later date.

(4)11 MWAC has been contracted with Tokyo Electric Power Company. The remaining 168 MWAC has secured feed-in-tariff rights, and the related PPAs for such projects will be executed at a later date.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	77.0%	83.0%
Gross profit	23.0%	17.0%
Selling, general and administrative	6.5%	11.0%
Research and development	2.5%	4.8%
Production start-up	1.4%	0.8%
Gain on sales of businesses, net	18.8%	—%
Operating income	31.4%	0.3%
Foreign currency loss, net	(0.3)%	(0.1)%
Interest income	0.1%	1.8%
Interest expense, net	(0.4)%	(1.3)%
Other income (expense), net	1.1%	(0.4)%
Income tax (expense) benefit	(5.8)%	16.8%
Net income	26.1%	17.0%

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

Net sales

Modules Business

We generally price and sell our solar modules on a per watt basis. During the three months ended March 31, 2021, we sold the majority of our solar modules to integrators and operators of systems in the United States, and substantially all of our modules business net sales were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts.

Systems Business

During the three months ended March 31, 2021, the majority of our systems business net sales were in the United States and were denominated in U.S. dollars. We recognize revenue for the sale of a development project, which excludes EPC services, or for the sale of a completed system when we enter into the associated sales contract with the customer. For other sales of solar power systems and/or EPC services, we generally recognize revenue over time as our performance creates or enhances an energy generation asset controlled by the customer. Furthermore, the sale of a solar power system combined with EPC services represents a single performance obligation for the development and construction of a single generation asset. For such arrangements, we recognize revenue as work is performed using cost based input methods, which result in revenue being recognized as work is performed based on the relationship between actual costs incurred compared to the total estimated costs for a given contract.

The following table shows net sales by reportable segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Three Month Change
Modules	$534,670	$393,681	$140,989	36%
Systems	268,704	138,443	130,261	94%
Net sales	$803,374	$532,124	$271,250	51%

Net sales from our modules segment increased $141.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a 46% increase in the volume of watts sold, partially offset by a 7% decrease in the average selling price per watt. Net sales from our systems segment increased $130.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the sale of the Sun Streams 2, Sun Streams 4, and Sun Streams 5 projects in the current period, partially offset by the completion of substantially all construction activities at the GA Solar 4 project in 2020.

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

Systems Business

Our systems business cost of sales includes project-related costs, such as development costs (legal, consulting, transmission upgrade, interconnection, permitting, and other similar costs), EPC costs (consisting primarily of solar modules, inverters, electrical and mounting hardware, project management and engineering, and construction labor), and site specific costs.

The following table shows cost of sales by reportable segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Three Month Change
Modules	$434,230	$318,329	$115,901	36%
Systems	184,377	123,457	60,920	49%
Total cost of sales	$618,607	$441,786	$176,821	40%
% of net sales	77.0%	83.0%

Our cost of sales increased $176.8 million, or 40%, and decreased 6.0 percentage points as a percent of net sales for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in cost of sales was driven by a $115.9 million increase in our modules segment cost of sales primarily due to higher costs of $137.7 million from an increase in the volume of modules sold and manufacturing related charges of $5.3 million associated with the ongoing COVID-19 pandemic, partially offset by continued module cost reductions, which decreased cost of sales by $31.6 million. The increase in cost of sales was also driven by a $60.9 million increase in our systems segment cost of sales primarily due to the size of projects sold, partially offset by the lower volume of projects under construction during the period.

Gross profit

Gross profit may be affected by numerous factors, including the selling prices of our modules and systems, our manufacturing costs, project development costs, BoS costs, the capacity utilization and planned downtime of our manufacturing facilities, and foreign exchange rates. Gross profit may also be affected by the mix of net sales from our modules and systems businesses.

The following table shows gross profit for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Three Month Change
Gross profit	$184,767	$90,338	$94,429	105%
% of net sales	23.0%	17.0%

Gross profit increased 6.0 percentage points to 23.0% during the three months ended March 31, 2021 from 17.0% during the three months ended March 31, 2020 primarily due to the volume of higher gross profit projects sold during the period and improved throughput at our manufacturing facilities. These increases were partially offset by higher manufacturing related charges associated with the ongoing COVID-19 pandemic.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Three Month Change
Selling, general and administrative	$52,087	$58,587	$(6,500)	(11)%
% of net sales	6.5%	11.0%

Selling, general and administrative expense for the three months ended March 31, 2021 decreased compared to the three months ended March 31, 2020 primarily due to a decrease in employee compensation expense driven by reductions in headcount, lower professional fees, and lower project development expenses, partially offset by higher charges for impairments of certain project assets.

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

The following table shows research and development expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Three Month Change
Research and development	$19,873	$25,613	$(5,740)	(22)%
% of net sales	2.5%	4.8%

Research and development expense for the three months ended March 31, 2021 decreased compared to the three months ended March 31, 2020 primarily due to lower employee compensation expense resulting from reductions in R&D headcount and lower share-based compensation expense driven by the forfeiture of unvested shares by our former Chief Technology Officer, who retired effective March 15, 2021.

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

The following table shows production start-up expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Three Month Change
Production start-up	$11,354	$4,482	$6,872	153%
% of net sales	1.4%	0.8%

During the three months ended March 31, 2021 and 2020, we incurred production start-up expense for the transition to Series 6 module manufacturing at our second facility in Kulim, Malaysia. which commenced commercial production in the current period. During the three months ended March 31, 2020, we also incurred production start-up expense for the capacity expansion of our manufacturing facility in Perrysburg, Ohio.

Gain on sales of businesses, net

The following table shows gain on sales of businesses, net for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Three Month Change
Gain on sales of businesses, net	$150,895	$—	$150,895	100%
% of net sales	18.8%	—%
In August 2020, we entered into an agreement with a subsidiary of Clairvest for the sale of our North American O&M services business. On March 31, 2021, we completed the sale for a closing purchase price of $151.5 million, subject to certain customary post-closing adjustments, of which $146.0 million was received on March 31, 2021. As a result of this transaction, we recognized a gain of $119.2 million, net of transaction costs, during the three months ended March 31, 2021.

In January 2021, we entered into an agreement with Leeward for the sale of our U.S. project development business. On March 31, 2021, we completed the transaction for an aggregate purchase price of $284.0 million, subject to certain customary post-closing adjustments. Such purchase price included $151.4 million for the sale of the U.S. project development business; $100.5 million for the sale of 299 MWDC of solar modules, which is presented in “Net sales” on our condensed consolidated statements of operations; and $32.1 million of advanced payments for 94 MWDC of solar modules not yet delivered, which is included in “Deferred revenue” on our condensed consolidated balance sheet as of March 31, 2021. Proceeds from the transaction were received in early April 2021. As a result of this transaction, we recognized a gain of $31.8 million, net of transaction costs, during the three months ended March 31, 2021.

See Note 2. “Sales of Businesses” to our condensed consolidated financial statements for further information related to these transactions.

Foreign currency loss, net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Three Month Change
Foreign currency loss, net	$(2,595)	$(398)	$(2,197)	552%

Foreign currency loss, net for the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020 primarily due to differences between our economic hedge positions and the underlying exposures and higher costs associated with hedging activities related to our subsidiaries in Japan.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, and restricted marketable securities. Interest income also includes interest earned from notes receivable and late customer payments.

The following table shows interest income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Three Month Change
Interest income	$956	$9,330	$(8,374)	(90)%

Interest income for the three months ended March 31, 2021 decreased compared to the three months ended March 31, 2020 primarily due to lower interest rates on cash and cash equivalents, time deposits, and restricted marketable securities and lower average balances and interest rates associated with marketable securities.

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

The following table shows interest expense, net for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Three Month Change
Interest expense, net	$(2,996)	$(6,789)	$3,793	(56)%

Interest expense, net for the three months ended March 31, 2021 decreased compared to the three months ended March 31, 2020 primarily due to changes in the fair value of interest rate swap contracts in the prior period, which did not qualify for hedge accounting, and lower interest expense associated with project debt.

Other income (expense), net

Other income (expense), net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted marketable securities.

The following table shows other income (expense), net for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Three Month Change
Other income (expense), net	$8,448	$(2,222)	$10,670	480%

Other income (expense), net for the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020, primarily due to expected credit losses associated with certain notes receivable in the prior period, partially offset by lower realized gains from sales of restricted marketable securities in the current period when compared to the prior period.

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

The following table shows income tax (expense) benefit for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Three Month Change
Income tax (expense) benefit	$(46,490)	$89,215	$(135,705)	(152)%
Effective tax rate	18.1%	(5,657.3)%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period. Income tax expense increased by $135.7 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a discrete tax benefit in the prior year from the effect of tax law changes associated with the CARES Act and higher pretax income in the current period.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe the judgments and estimates involved in over time revenue recognition, accrued solar module collection and recycling, product warranties, accounting for income taxes, and long-lived asset impairments have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our accounting policies during the three months ended March 31, 2021.

Recent Accounting Pronouncements

None.

Liquidity and Capital Resources

As of March 31, 2021, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, contracts with customers for the future sale of solar modules, and advanced-stage project pipeline will be sufficient to meet our working capital, capital expenditure, and systems project investment needs for at least the next 12 months. As needed, we also believe we will have adequate access to the capital markets. In addition, we have availability under our Revolving Credit Facility, under which we have made no borrowings as of March 31, 2021. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally.

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

As of March 31, 2021, we had $1.5 billion in cash, cash equivalents, and marketable securities compared to $1.7 billion as of December 31, 2020. The decrease in cash, cash equivalents, and marketable securities was primarily driven by purchases of property, plant and equipment; expenditures for the construction of certain projects; and other operating expenditures; partially offset by cash proceeds from the sale of our North American O&M operations. As of March 31, 2021, $1.0 billion of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries and was primarily based in U.S. dollar, Japanese yen, and Euro denominated holdings.

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

We also expect to commit significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing costs. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass and cover glass for our PV solar modules. Our remaining purchases under these supply agreements are expected to be approximately $1.8 billion of substrate glass and approximately $400 million of cover glass. We have the right to terminate these agreements upon payment of specified termination penalties (which, in aggregate, are up to $390 million as of March 31, 2021 and decline over the remaining supply periods).

Our systems business is expected to continue to have significant liquidity requirements in the future. From time to time, we enter into commercial commitments in the form of letters of credit, bank guarantees, and surety bonds to provide financial and performance assurance to third parties, the majority of which support our systems projects. Our Revolving Credit Facility provides us with a sub-limit of $400.0 million to issue letters of credit, subject to certain additional limits depending on the currencies of such letters of credit. The net amount of our project assets and related portions of deferred revenue and long-term debt, which approximates our net capital investment in the development and construction of systems projects, was $201.3 million as of March 31, 2021. Solar power project development cycles, which span the time between the identification of a site location and the commercial operation of a system, vary substantially and can take many years to mature. As a result of these long project cycles and strategic decisions to finance the development of certain projects using our working capital, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such projects. Delays in construction or in completing the sale of our systems projects that we are self-financing may also impact our liquidity. In certain circumstances, we may need to finance construction costs exclusively using working capital, if project financing becomes unavailable due to market-wide, regional, or other concerns.

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

Additionally, we may elect to retain an ownership interest in certain systems projects after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a system at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of system ownership, we may instead elect to temporarily own and operate such system until we can sell it on economically attractive terms. The decision to retain ownership of a system impacts our liquidity depending upon the size and cost of the project. As of March 31, 2021, we had $236.4 million of net PV solar power systems placed in service in international markets. We have elected, and may in the future elect, to enter into temporary or long-term project financing to reduce the impact on our liquidity and working capital with regard to such systems.

Cash Flows

The following table summarizes key cash flow activity for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(279,478)	$(504,864)
Net cash provided by investing activities	271,838	96,446
Net cash used in financing activities	(31,451)	(13,440)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(652)	(5,774)
Net decrease in cash, cash equivalents and restricted cash	$(39,743)	$(427,632)

Operating Activities

The decrease in net cash used in operating activities was primarily driven by the $350 million settlement payment associated with our prior class action lawsuit in 2020 and the timing of cash receipts from certain third-party module sales in the prior period, for which proceeds were received in late 2019 prior to the step down in the U.S. investment tax credit, partially offset by lower cash proceeds from the sales of systems projects in the current period.

Investing Activities

The increase in net cash provided by investing activities was primarily due to proceeds from the sale of our North American O&M operations.

Financing Activities

The increase in net cash used in financing activities was primarily due to the repayment of the Tochigi Credit Facility, partially offset by proceeds from borrowings under the Japan Credit Facility for the construction of a certain project in Japan.

Contractual Obligations

Our contractual obligations have not materially changed since December 31, 2020 with the exception of borrowings under project specific debt financings and other changes in the ordinary course of business. See Note 9. “Debt” to our condensed consolidated financial statements for more information related to the changes in our long-term debt. See also our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 despite the fact that many of our associates continue to work remotely due to the COVID-19 pandemic. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize potential impacts on their design and operating effectiveness.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition, results of operations, or cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, or cash flows. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Registration Statement on Form S-1 filed on October 25, 2006)
3.2	Amended and Restated Bylaws of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Quarterly Report on Form 10-Q filed on May 5, 2017)
10.1*+§	Purchase and Sale Agreement, dated January 24, 2021, by and among Leeward Renewable Energy Development, LLC, First Solar Electric, LLC, and First Solar, Inc.
31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
——————————
*    Filed herewith.

+    Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

§    Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

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

FIRST SOLAR, INC.

Date: April 29, 2021	By:	/s/ BYRON JEFFERS
	Name:	Byron Jeffers
	Title:	Chief Accounting Officer