Form 10-Q
period 2021-06-30
FIRST SOLAR, INC.
filed 2021-07-30
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

As of July 23, 2021, 106,319,302 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$629,180	$642,411	$1,432,554	$1,174,535
Cost of sales	455,062	504,951	1,073,669	946,737
Gross profit	174,118	137,460	358,885	227,798
Operating expenses:
Selling, general and administrative	36,346	51,770	88,433	110,357
Research and development	23,935	22,483	43,808	48,096
Production start-up	1,715	6,311	13,069	10,793
Litigation loss	—	6,000	—	6,000
Total operating expenses	61,996	86,564	145,310	175,246
Gain on sales of businesses, net	(1,745)	—	149,150	—
Operating income	110,377	50,896	362,725	52,552
Foreign currency loss, net	(1,000)	(1,299)	(3,595)	(1,697)
Interest income	1,288	3,674	2,244	13,004
Interest expense, net	(4,623)	(3,254)	(7,619)	(10,043)
Other (expense) income, net	(3,247)	(3,195)	5,201	(5,417)
Income before taxes and equity in earnings	102,795	46,822	358,956	48,399
Income tax (expense) benefit	(20,346)	(10,214)	(66,836)	79,001
Equity in earnings, net of tax	—	303	—	215
Net income	$82,449	$36,911	$292,120	$127,615

Net income per share:
Basic	$0.78	$0.35	$2.75	$1.21
Diluted	$0.77	$0.35	$2.73	$1.20
Weighted-average number of shares used in per share calculations:
Basic	106,313	105,927	106,201	105,761
Diluted	106,836	106,473	106,866	106,429

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$82,449	$36,911	$292,120	$127,615
Other comprehensive income (loss):
Foreign currency translation adjustments	290	5,374	(9,426)	(2,690)
Unrealized gain (loss) on marketable securities and restricted marketable securities, net of tax of $(34), $(975), $1,087 and $(586)	115	11,826	(16,475)	14,678
Unrealized gain (loss) on derivative instruments, net of tax of $(61), $(7), $(698) and $(86)	784	(810)	4,166	86
Other comprehensive income (loss)	1,189	16,390	(21,735)	12,074
Comprehensive income	$83,638	$53,301	$270,385	$139,689

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,346,888	$1,227,002
Marketable securities (amortized cost of $418,450 and $519,844 and allowance for credit losses of $87 and $121 at June 30, 2021 and December 31, 2020, respectively)	418,505	520,066
Accounts receivable trade	585,507	269,095
Less: allowance for credit losses	(2,479)	(3,009)
Accounts receivable trade, net	583,028	266,086
Accounts receivable, unbilled	14,633	26,673
Less: allowance for credit losses	(37)	(303)
Accounts receivable, unbilled, net	14,596	26,370
Inventories	603,057	567,587
Assets held for sale	—	155,685
Prepaid expenses and other current assets	189,402	251,739
Total current assets	3,155,476	3,014,535
Property, plant and equipment, net	2,396,641	2,402,285
PV solar power systems, net	233,370	243,396
Project assets	310,816	373,377
Deferred tax assets, net	107,450	104,099
Restricted marketable securities (amortized cost of $247,628 and allowance for credit losses of $13 at December 31, 2020)	—	265,280
Goodwill	14,462	14,462
Intangible assets, net	50,669	56,138
Inventories	226,719	201,229
Other assets	752,870	434,130
Total assets	$7,248,473	$7,108,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148,326	$183,349
Income taxes payable	21,671	14,571
Accrued expenses	216,556	310,467
Current portion of long-term debt	3,239	41,540
Deferred revenue	237,244	188,813
Liabilities held for sale	—	25,621
Other current liabilities	33,887	83,037
Total current liabilities	660,923	847,398
Accrued solar module collection and recycling liability	129,726	130,688
Long-term debt	276,084	237,691
Other liabilities	398,105	372,226
Total liabilities	1,464,838	1,588,003
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 106,318,905 and 105,980,466 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	106	106
Additional paid-in capital	2,859,108	2,866,786
Accumulated earnings	3,007,882	2,715,762
Accumulated other comprehensive loss	(83,461)	(61,726)
Total stockholders’ equity	5,783,635	5,520,928
Total liabilities and stockholders’ equity	$7,248,473	$7,108,931

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2021	106,311	$106	$2,853,891	$2,925,433	$(84,650)	$5,694,780
Net income	—	—	—	82,449	—	82,449
Other comprehensive income	—	—	—	—	1,189	1,189
Common stock issued for share-based compensation	10	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(2)	—	(121)	—	—	(121)
Share-based compensation expense	—	—	5,338	—	—	5,338
Balance at June 30, 2021	106,319	$106	$2,859,108	$3,007,882	$(83,461)	$5,783,635

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2020	105,906	$106	$2,844,055	$2,408,111	$(83,650)	$5,168,622
Net income	—	—	—	36,911	—	36,911
Other comprehensive income	—	—	—	—	16,390	16,390
Common stock issued for share-based compensation	56	—	1,362	—	—	1,362
Tax withholding related to vesting of restricted stock	(1)	—	(85)	—	—	(85)
Share-based compensation expense	—	—	3,596	—	—	3,596
Balance at June 30, 2020	105,961	$106	$2,848,928	$2,445,022	$(67,260)	$5,226,796

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	105,980	$106	$2,866,786	$2,715,762	$(61,726)	$5,520,928
Net income	—	—	—	292,120	—	292,120
Other comprehensive loss	—	—	—	—	(21,735)	(21,735)
Common stock issued for share-based compensation	546	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(207)	—	(15,810)	—	—	(15,810)
Share-based compensation expense	—	—	8,132	—	—	8,132
Balance at June 30, 2021	106,319	$106	$2,859,108	$3,007,882	$(83,461)	$5,783,635

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	105,449	$105	$2,849,376	$2,326,620	$(79,334)	$5,096,767
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	—	—	(9,213)	—	(9,213)
Net income	—	—	—	127,615	—	127,615
Other comprehensive income	—	—	—	—	12,074	12,074
Common stock issued for share-based compensation	789	1	1,362	—	—	1,363
Tax withholding related to vesting of restricted stock	(277)	—	(12,764)	—	—	(12,764)
Share-based compensation expense	—	—	10,954	—	—	10,954
Balance at June 30, 2020	105,961	$106	$2,848,928	$2,445,022	$(67,260)	$5,226,796

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$292,120	$127,615
Adjustments to reconcile net income to cash used in operating activities:
Depreciation, amortization and accretion	128,913	113,876
Impairments and net losses on disposal of long-lived assets	5,264	6,611
Share-based compensation	8,545	10,980
Deferred income taxes	(12,317)	(72,706)
Gain on sales of businesses, net	(149,150)	—
Gains on sales of marketable securities and restricted marketable securities	(11,696)	(15,337)
Other, net	(1,459)	16,465
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled	(255,832)	303,030
Prepaid expenses and other current assets	(43,993)	14,412
Inventories	(61,942)	(80,071)
Project assets and PV solar power systems	40,558	(43,074)
Other assets	(17,750)	(46,720)
Income tax receivable and payable	37,158	(8,533)
Accounts payable	(10,795)	(43,524)
Accrued expenses and other liabilities	(49,694)	(642,793)
Accrued solar module collection and recycling liability	(159)	2,674
Net cash used in operating activities	(102,229)	(357,095)
Cash flows from investing activities:
Purchases of property, plant and equipment	(180,782)	(220,952)
Purchases of marketable securities and restricted marketable securities	(389,352)	(541,266)
Proceeds from sales and maturities of marketable securities and restricted marketable securities	749,447	857,130
Proceeds from sales of businesses	297,403	—
Other investing activities	(6,628)	(13,625)
Net cash provided by investing activities	470,088	81,287
Cash flows from financing activities:
Repayment of long-term debt	(38,471)	(9,101)
Proceeds from borrowings under long-term debt, net of discounts and issuance costs	45,191	—
Payments of tax withholdings for restricted shares	(15,810)	(12,764)
Other financing activities	—	(804)
Net cash used in financing activities	(9,090)	(22,669)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	906	(222)
Net increase (decrease) in cash, cash equivalents and restricted cash	359,675	(298,699)
Cash, cash equivalents and restricted cash, beginning of the period	1,273,594	1,446,510
Cash, cash equivalents and restricted cash, end of the period	$1,633,269	$1,147,811
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$43,894	$99,290
Proceeds to be received from sale of business	$4,482	$—

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other period. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K, which has been filed with the SEC.

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

On March 31, 2021, we completed the transaction for a closing purchase price of $151.5 million, subject to certain customary post-closing adjustments, of which $146.0 million was received on March 31, 2021. As a result of this transaction, we recognized a gain of $119.2 million, net of transaction costs, during the three months ended March 31, 2021, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations. During the three months ended June 30, 2021, we recorded certain post-closing adjustments that reduced the gain by $1.4 million. The assets and liabilities associated with this business were classified as held for sale in our condensed consolidated balance sheet as of December 31, 2020.

Sale of U.S. project development business

Following a separate evaluation of the long-term cost structure, competitiveness, and risk-adjusted returns of our U.S. project development business, we determined it was also in the best interest of our stockholders to pursue the sale of this business. In January 2021, we entered into an agreement with Leeward Renewable Energy Development, LLC (“Leeward”), a subsidiary of the Ontario Municipal Employees Retirement System, for the sale of our U.S. project development business, which included developing, contracting for the construction of, and selling utility-scale photovoltaic (“PV”) solar power systems in the United States. The transaction included our approximately 10 GWAC utility-scale solar project pipeline, including the advanced-stage Horizon, Madison, Ridgely, Rabbitbrush, and Oak Trail projects, which are expected to commence construction in the next two years; the 30MWAC Barilla Solar project, which is operational; and certain other equipment. In addition, Leeward agreed to certain module purchase commitments.

On March 31, 2021, we completed the transaction for an aggregate purchase price of $284.0 million, subject to certain customary post-closing adjustments. Such purchase price included $151.4 million for the sale of the U.S. project development business; $117.8 million for the sale of 349 MWDC of solar modules, which is presented in “Net sales” on our condensed consolidated statements of operations for the six months ended June 30, 2021; and $14.8 million of advanced payments for 43 MWDC of solar modules not yet delivered, which is included in “Deferred revenue” in our condensed consolidated balance sheet as of June 30, 2021. Proceeds from the transaction were received in early April 2021.

During the three months ended March 31, 2021, we recognized a gain of $31.8 million, net of transaction costs, from the sale of our U.S. project development business, which is included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations. During the three months ended June 30, 2021, we recorded certain post-closing adjustments that reduced the gain by $0.3 million. The assets and liabilities associated with this business were classified as held for sale in our condensed consolidated balance sheet as of December 31, 2020.

3. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$1,346,886	$1,227,000
Money market funds	2	2
Total cash and cash equivalents	1,346,888	1,227,002
Marketable securities:
Foreign debt	166,612	214,254
U.S. debt	18,917	14,543
Time deposits	232,976	291,269
Total marketable securities	418,505	520,066
Total cash, cash equivalents, and marketable securities	$1,765,393	$1,747,068

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 to the total of such amounts as presented in the condensed consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	June 30, 2021	December 31, 2020
Cash and cash equivalents	Cash and cash equivalents	$1,346,888	$1,227,002
Restricted cash – current	Prepaid expenses and other current assets	864	1,745
Restricted cash – noncurrent	Other assets	285,517	44,847
Total cash, cash equivalents, and restricted cash		$1,633,269	$1,273,594

During the six months ended June 30, 2021, we sold marketable securities for proceeds of $5.5 million and realized gains of less than $0.1 million on such sales. During the three and six months ended June 30, 2020, we sold marketable securities for proceeds of $29.7 million and $160.5 million, respectively, and realized gains of $0.2 million on such sales. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$166,377	$242	$4	$3	$166,612
U.S. debt	19,015	19	115	2	18,917
Time deposits	233,058	—	—	82	232,976
Total	$418,450	$261	$119	$87	$418,505

	As of December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$213,949	$367	$46	$16	$214,254
U.S. debt	14,521	22	—	—	14,543
Time deposits	291,374	—	—	105	291,269
Total	$519,844	$389	$46	$121	$520,066

The following table presents the change in the allowance for credit losses related to our available-for-sale marketable securities for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Allowance for credit losses, beginning of period	$121	$—
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	207
Provision for credit losses, net	201	204
Sales and maturities of marketable securities	(235)	(287)
Allowance for credit losses, end of period	$87	$124

The contractual maturities of our marketable securities as of June 30, 2021 were as follows (in thousands):

Fair Value
One year or less	$356,279
One year to two years	52,343
Two years to three years	—
Three years to four years	—
Four years to five years	4,974
More than five years	4,909
Total	$418,505

4. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Foreign government obligations	$—	$149,700
U.S. government obligations	—	115,580
Total restricted marketable securities	$—	$265,280

Our restricted marketable securities represent long-term marketable securities held in custodial accounts to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. As of June 30, 2021 and December 31, 2020, such custodial accounts also included noncurrent restricted cash balances of $257.0 million and $0.7 million, respectively, which were reported within “Other assets.” As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years. We have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds.

During the six months ended June 30, 2021, we sold all our restricted marketable securities for proceeds of $258.9 million and realized gains of $11.7 million on such sales. We intend to reinvest such proceeds and continue to evaluate investments that support the estimated costs of our solar module collection and recycling program. During the six months ended June 30, 2020, we sold certain restricted marketable securities for proceeds of $115.2 million, realized gains of $15.1 million on such sales, and repurchased $114.5 million of restricted marketable securities as part of our ongoing management of the custodial accounts. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted marketable securities.

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

The following table presents the change in the allowance for credit losses related to our restricted marketable securities for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Allowance for credit losses, beginning of period	$13	$—
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	54
Provision for credit losses, net	16	(29)
Sales of restricted marketable securities	(29)	(25)
Allowance for credit losses, end of period	$—	$—

5. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable trade, gross	$585,507	$269,095
Allowance for credit losses	(2,479)	(3,009)
Accounts receivable trade, net	$583,028	$266,086

At June 30, 2021 and December 31, 2020, $59.0 million and $24.4 million, respectively, of our trade accounts receivable were secured by letters of credit and surety bonds issued by creditworthy financial institutions.

Accounts receivable, unbilled, net

Accounts receivable, unbilled, net consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable, unbilled	$14,633	$26,673
Allowance for credit losses	(37)	(303)
Accounts receivable, unbilled, net	$14,596	$26,370

Allowance for credit losses

The following tables present the change in the allowances for credit losses related to our accounts receivable for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
Accounts receivable, trade	2021	2020
Allowance for credit losses, beginning of period	$3,009	$1,386
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	171
Provision for credit losses, net	(433)	2,235
Writeoffs	(97)	(458)
Allowance for credit losses, end of period	$2,479	$3,334

	Six Months Ended June 30,
Accounts receivable, unbilled	2021	2020
Allowance for credit losses, beginning of period	$303	$—
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	459
Provision for credit losses, net	(266)	275
Allowance for credit losses, end of period	$37	$734

Inventories

Inventories consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$333,010	$292,334
Work in process	60,837	64,709
Finished goods	435,929	411,773
Inventories	$829,776	$768,816
Inventories – current	$603,057	$567,587
Inventories – noncurrent	$226,719	$201,229

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses	$169,879	$160,534
Derivative instruments (1)	5,702	3,315
Restricted cash	864	1,745
Prepaid income taxes	633	71,051
Other current assets	12,324	15,094
Prepaid expenses and other current assets	$189,402	$251,739
——————————
(1)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Land	$14,404	$14,498
Buildings and improvements	692,865	693,762
Machinery and equipment	2,441,410	2,184,236
Office equipment and furniture	140,791	143,685
Leasehold improvements	42,079	41,459
Construction in progress	186,165	419,766
Property, plant and equipment, gross	3,517,714	3,497,406
Accumulated depreciation	(1,121,073)	(1,095,121)
Property, plant and equipment, net	$2,396,641	$2,402,285

Depreciation of property, plant and equipment was $58.8 million and $115.6 million for the three and six months ended June 30, 2021, respectively, and $48.5 million and $95.9 million for the three and six months ended June 30, 2020, respectively.

PV solar power systems, net

PV solar power systems, net consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
PV solar power systems, gross	$291,886	$298,067
Accumulated depreciation	(58,516)	(54,671)
PV solar power systems, net	$233,370	$243,396

Depreciation of PV solar power systems was $2.9 million and $5.9 million for the three and six months ended June 30, 2021, respectively, and $5.8 million and $11.7 million for the three and six months ended June 30, 2020, respectively.

We evaluate our PV solar power systems for impairment under a held and used impairment model whenever events or changes in circumstances arise that may indicate that the carrying amount of a particular system may not be recoverable. Such events or changes may include a significant decrease in the market price of the asset, current-period operating or cash flow losses combined with a history of such losses or a projection of future losses associated with the use of the asset, and changes in expectations regarding our intent to hold the asset on a long-term basis or the timing of a potential asset disposition.

As of June 30, 2021 and December 31, 2020, the recoverability of our Luz del Norte PV solar power plant was based, in part, on the likelihood of our continued ownership and operation of the system. However, it is reasonably possible that our intent to hold the asset may change in the near term due to our evaluation of strategic sale opportunities for the system. The pursuit of such opportunities, which require coordination with the system’s lenders, may result in a determination that the carrying value of the system is not recoverable based on the probability-weighted undiscounted future cash flows, which in turn could result in a possible impairment of the system in future periods. Accordingly, any changes in our expected use of the asset or its disposition may result in impairment charges that could be material to our condensed consolidated financial statements and have a significant adverse impact on our results of operations.

Project assets

Project assets consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Project assets – development costs, including project acquisition and land costs	$132,794	$176,346
Project assets – construction costs	178,022	197,031
Project assets	$310,816	$373,377

Other assets

Other assets consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Restricted cash	$285,517	$44,847
Operating lease assets (1)	217,630	226,664
Advanced payments for raw materials	93,364	97,883
Accounts receivable, unbilled, net	59,034	22,722
Income tax receivables	39,888	36
Indirect tax receivables	21,601	14,849
Other	35,836	27,129
Other assets	$752,870	$434,130
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

Goodwill

Goodwill for the relevant reporting unit consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	December 31, 2020	Acquisitions (Impairments)	June 30, 2021
Modules	$407,827	$—	$407,827
Accumulated impairment losses	(393,365)	—	(393,365)
Goodwill	$14,462	$—	$14,462

Intangible assets, net

The following tables summarize our intangible assets at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$99,964	$(57,050)	$42,914
Power purchase agreements	6,486	(1,458)	5,028
Patents	8,173	(5,446)	2,727
Intangible assets, net	$114,623	$(63,954)	$50,669

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$99,964	$(52,115)	$47,849
Power purchase agreements	6,486	(1,296)	5,190
Patents	8,173	(5,074)	3,099
Intangible assets, net	$114,623	$(58,485)	$56,138

Amortization of intangible assets was $2.8 million and $5.5 million for the three and six months ended June 30, 2021, respectively, and $2.7 million and $5.3 million for the three and six months ended June 30, 2020, respectively.

Accrued expenses

Accrued expenses consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Accrued project costs	$44,677	$81,380
Accrued freight	41,130	26,580
Accrued inventory	30,678	25,704
Accrued property, plant and equipment	24,129	66,543
Accrued compensation and benefits	23,432	51,685
Product warranty liability (1)	16,846	22,278
Other	35,664	36,297
Accrued expenses	$216,556	$310,467
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product Warranties.”

Other current liabilities

Other current liabilities consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Operating lease liabilities (1)	13,217	14,006
Derivative instruments (2)	2,852	5,280
Other taxes payable	2,138	30,041
Other	15,680	33,710
Other current liabilities	$33,887	$83,037
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Other liabilities

Other liabilities consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Operating lease liabilities (1)	$175,759	$189,034
Deferred revenue	91,162	44,919
Product warranty liability (2)	74,212	72,818
Deferred tax liabilities, net	14,611	23,671
Other	42,361	41,784
Other liabilities	$398,105	$372,226
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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$215	$147	$10
Commodity swap contracts	2,120	—	—
Total derivatives designated as hedging instruments	$2,335	$147	$10

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$3,367	$2,705	$—
Interest rate swap contracts	—	—	691
Total derivatives not designated as hedging instruments	$3,367	$2,705	$691
Total derivative instruments	$5,702	$2,852	$701

	December 31, 2020
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$—	$2,504	$341
Commodity swap contracts	1,478	—	—
Total derivatives designated as hedging instruments	$1,478	$2,504	$341

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1,837	$2,776	$—
Total derivatives not designated as hedging instruments	$1,837	$2,776	$—
Total derivative instruments	$3,315	$5,280	$341

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Foreign Exchange Forward Contracts	Commodity Swap Contracts	Total
Balance as of December 31, 2020	$(3,644)	$1,472	$(2,172)
Amounts recognized in other comprehensive income (loss)	1,618	1,531	3,149
Amounts reclassified to earnings impacting:
Cost of sales	1,928	(213)	1,715
Balance as of June 30, 2021	$(98)	$2,790	$2,692

Balance as of December 31, 2019	$(962)	$—	$(962)
Amounts recognized in other comprehensive income (loss)	(141)	—	(141)
Amounts reclassified to earnings impacting:
Cost of sales	313	—	313
Balance as of June 30, 2020	$(790)	$—	$(790)

During the three and six months ended June 30, 2021, we recognized unrealized gains of less than $0.1 million and unrealized losses of less than $0.1 million, respectively, within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges. During the three and six months ended June 30, 2020, we recognized unrealized gains of $0.3 million and $1.1 million, respectively, within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges.

The following table presents gains and losses related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Line Item	2021	2020	2021	2020
Foreign exchange forward contracts	Cost of sales	$(446)	$16	$(277)	$122
Foreign exchange forward contracts	Foreign currency loss, net	(1,277)	468	9,019	193
Interest rate swap contracts	Interest expense, net	(691)	1,023	(691)	(1,381)

Interest Rate Risk

We use interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use such swap contracts for speculative or trading purposes. During the six months ended June 30, 2021 and 2020, all of our interest rate swap contracts related to project specific debt facilities. Such swap contracts did not qualify for accounting as cash flow hedges in accordance with Accounting Standards Codification (“ASC”) 815 due to our expectation to sell the associated projects before the maturity of their project specific debt financings and corresponding swap contracts. Accordingly, changes in the fair values of these swap contracts were recorded directly to “Interest expense, net.”

In June 2021, FS Japan Project B4 GK, our indirect wholly-owned subsidiary and project company, entered into an interest rate swap contract to hedge a portion of the floating rate term loan facility under the project’s Ikeda Credit Facility (as defined in Note 9. “Debt” to our condensed consolidated financial statements). Such swap had an initial notional value of ¥0.7 billion and entitled the project to receive a six-month floating Tokyo Interbank Offered Rate (“TIBOR”) plus 0.70% interest rate while requiring the project to pay a fixed rate of 1.12%. The notional amount of the interest rate swap contract proportionately adjusts with scheduled draws and principal payments on the underlying hedged debt. As of June 30, 2021, the notional value of the interest rate swap contract was ¥0.9 billion ($7.9 million).

Foreign Currency Risk

Cash Flow Exposure

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of June 30, 2021 and December 31, 2020, these foreign exchange forward contracts hedged our forecasted cash flows for periods up to 14 months and 20 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of June 30, 2021 and December 31, 2020.

As of June 30, 2021 and December 31, 2020, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

	June 30, 2021
Currency	Notional Amount	USD Equivalent
U.S. dollar (1)	$16.1	$16.1

	December 31, 2020
Currency	Notional Amount	USD Equivalent
U.S. dollar (1)	$43.4	$43.4
——————————
(1)These derivative instruments represent hedges of outstanding payables denominated in U.S. dollars at certain of our foreign subsidiaries whose functional currencies are other than the U.S. dollar.

In the following 12 months, we expect to reclassify to earnings $0.1 million of net unrealized loss related to foreign exchange forward contracts that are included in “Accumulated other comprehensive loss” at June 30, 2021 as we realize the earnings effects of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rates when we realize the related forecasted transactions.

Transaction Exposure and Economic Hedging

Many of our subsidiaries have assets and liabilities (primarily cash, receivables, deferred taxes, payables, accrued expenses, operating lease liabilities, and solar module collection and recycling liabilities) that are denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which these assets and liabilities are denominated will create fluctuations in our reported condensed consolidated statements of operations and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to economically hedge assets and liabilities against the effects of currency exchange rate fluctuations. The gains and losses on such foreign exchange forward contracts will economically offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency denominated assets and liabilities.

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

As of June 30, 2021 and December 31, 2020, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	June 30, 2021
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 3.2	$2.4
Purchase	Brazilian real	BRL 2.6	$0.5
Sell	Chilean peso	CLP 3,358.2	$4.6
Purchase	Euro	€84.4	$100.4
Sell	Euro	€114.7	$136.4
Sell	Indian rupee	INR 356.8	$4.8
Sell	Japanese yen	¥22,320.0	$201.9
Purchase	Malaysian ringgit	MYR 35.7	$8.6
Sell	Malaysian ringgit	MYR 28.3	$6.8
Sell	Mexican peso	MXN 34.6	$1.7
Purchase	Singapore dollar	SGD 5.5	$4.1

	December 31, 2020
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 3.2	$2.5
Purchase	Brazilian real	BRL 2.6	$0.5
Sell	Canadian dollar	CAD 8.9	$7.0
Purchase	Chilean peso	CLP 2,006.0	$2.8
Sell	Chilean peso	CLP 4,476.7	$6.3
Purchase	Euro	€140.0	$172.1
Sell	Euro	€63.6	$78.2
Sell	Indian rupee	INR 619.2	$8.4
Purchase	Japanese yen	¥1,593.7	$15.5
Sell	Japanese yen	¥20,656.6	$200.5
Purchase	Malaysian ringgit	MYR 69.3	$17.2
Sell	Malaysian ringgit	MYR 24.9	$6.2
Sell	Mexican peso	MXN 34.6	$1.7
Purchase	Singapore dollar	SGD 2.9	$2.2

Commodity Price Risk

We use commodity swap contracts to mitigate our exposure to commodity price fluctuations for certain raw materials used in the production of our modules. In August 2020, we entered into a commodity swap contract to hedge a portion of our forecasted cash flows for purchases of aluminum frames for a one-year period. Such swap had an initial notional value based on metric tons of forecasted aluminum purchases, equivalent to $24.9 million, and entitles us to receive a three-month average London Metals Exchange price for aluminum while requiring us to pay certain fixed prices. The notional amount of the commodity swap contract proportionately adjusted with forecasted purchases of aluminum frames.

This commodity swap contract qualifies for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. We report unrealized gains or losses on such contract in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that this derivative financial instrument was highly effective as a cash flow hedge as of June 30, 2021 and December 31, 2020. In the following 12 months, we expect to reclassify into earnings $2.8 million of net unrealized gains related to this commodity swap contract that are included in “Accumulated other comprehensive loss” at June 30, 2021 as we realize the earnings effects of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual commodity pricing when we realize the related forecasted transactions.

7. Leases

Our lease arrangements include land associated with our systems projects, our corporate and administrative offices, land for our international manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Japan, Malaysia, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the three and six months ended June 30, 2021 and 2020, and as of June 30, 2021 and December 31, 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$4,516	$4,718	$8,549	$8,896
Variable lease cost	462	625	1,000	1,291
Short-term lease cost	236	744	607	1,705
Total lease cost	$5,214	$6,087	$10,156	$11,892

Payments of amounts included in the measurement of operating lease liabilities			$13,122	$11,770
Lease assets obtained in exchange for operating lease liabilities			$17,909	$93,425

			June 30, 2021	December 31, 2020
Operating lease assets			$217,630	$226,664
Operating lease liabilities – current			13,217	14,006
Operating lease liabilities – noncurrent			175,759	189,034

Weighted-average remaining lease term	20 years	20 years
Weighted-average discount rate	2.6%	2.9%

As of June 30, 2021, the future payments associated with our lease liabilities were as follows (in thousands):

Total Lease Liabilities
Remainder of 2021	$6,552
2022	16,979
2023	17,065
2024	16,602
2025	15,973
2026	14,522
Thereafter	138,816
Total future payments	226,509
Less: interest	(37,533)
Total lease liabilities	$188,976

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents. At June 30, 2021 and December 31, 2020, our cash equivalents consisted of money market funds. We value our cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At June 30, 2021 and December 31, 2020, our marketable securities consisted of foreign debt, U.S. debt, and time deposits. As of December 31, 2020, our restricted marketable securities consisted of foreign and U.S. government obligations. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At June 30, 2021 and December 31, 2020, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies, interest rate swap contracts involving major interest rates, and commodity swap contracts involving major commodity prices. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including interest rate curves, credit risk, foreign exchange rates, forward and spot prices for currencies, and forward prices for commodities. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At June 30, 2021 and December 31, 2020, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$2	$2	$—	$—
Marketable securities:
Foreign debt	166,612	—	166,612	—
U.S. debt	18,917	—	18,917	—
Time deposits	232,976	232,976	—	—
Derivative assets	5,702	—	5,702	—
Total assets	$424,209	$232,978	$191,231	$—
Liabilities:
Derivative liabilities	$3,553	$—	$3,553	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$2	$2	$—	$—
Marketable securities:
Foreign debt	214,254	—	214,254	—
U.S. debt	14,543	—	14,543	—
Time deposits	291,269	291,269	—	—
Restricted marketable securities	265,280	—	265,280	—
Derivative assets	3,315	—	3,315	—
Total assets	$788,663	$291,271	$497,392	$—
Liabilities:
Derivative liabilities	$5,621	$—	$5,621	$—

Fair Value of Financial Instruments

At June 30, 2021 and December 31, 2020, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Accounts receivable, unbilled - noncurrent	$59,034	$53,374	$22,722	$22,096
Liabilities:
Long-term debt, including current maturities (1)	$288,137	$294,109	$287,149	$297,076
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

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, marketable securities, accounts receivable, restricted cash, foreign exchange forward contracts, interest rate swap contracts, and commodity swap contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place these instruments with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions. Our net sales are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary. Depending upon the sales arrangement, we may require some form of payment security from our customers, including advance payments, parent guarantees, letters of credit, bank guarantees, or surety bonds. We also have power purchase agreements (“PPAs”) that subject us to credit risk in the event our off-take counterparties are unable to fulfill their contractual obligations, which may adversely affect our project assets and certain receivables. Accordingly, we closely monitor the credit standing of existing and potential off-take counterparties to limit such risks.

9. Debt

Our long-term debt consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

		Balance (USD)
Loan Agreement	Currency	June 30, 2021	December 31, 2020
Revolving Credit Facility	USD	$—	$—
Luz del Norte Credit Facilities	USD	184,546	186,230
Japan Credit Facility	JPY	34,184	13,813
Tochigi Credit Facility	JPY	—	39,400
Kyoto Credit Facility	JPY	44,462	47,706
Ikeda Credit Facility	JPY	24,945	—
Long-term debt principal		288,137	287,149
Less: unamortized discounts and issuance costs		(8,814)	(7,918)
Total long-term debt		279,323	279,231
Less: current portion		(3,239)	(41,540)
Noncurrent portion		$276,084	$237,691

Revolving Credit Facility

On June 30, 2021, we terminated our Second Amended and Restated Credit Agreement (the “Revolving Credit Facility”) with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent, which was set to mature in July 2022. The Revolving Credit Facility provided us with an aggregate borrowing capacity of $500.0 million. Subject to certain conditions, we had the right to increase the aggregate commitments under the Revolving Credit Facility to $750.0 million. Borrowings under the Revolving Credit Facility bore interest at (i) London Interbank Offered Rate (“LIBOR”), adjusted for Eurocurrency reserve requirements, plus a margin of 2.00% or (ii) a base rate as defined in the credit agreement plus a margin of 1.00% depending on the type of borrowing requested.

In addition to paying interest on outstanding principal under the Revolving Credit Facility, we paid a commitment fee at a rate of 0.30% per annum, based on the average daily unused commitments under the facility. We also paid a letter of credit fee based on the applicable margin for Eurocurrency revolving loans on the face amount of each letter of credit and a fronting fee of 0.125%.

Prior to the termination, we had no borrowings under the Revolving Credit Facility and had $3.3 million in issued and outstanding letters of credits, which were moved to a bilateral facility upon such termination. As of December 31, 2020, we had no borrowings under the Revolving Credit Facility and had issued $4.3 million of letters of credit using availability under the facility.

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

In March 2017, we amended the terms of the DFC and IFC credit facilities. Such amendments (i) allowed for the capitalization of accrued and unpaid interest through March 15, 2017, along with the capitalization of certain future interest payments as variable rate loans under the credit facilities, (ii) allowed for the conversion of certain fixed rate loans to variable rate loans upon scheduled repayment, (iii) extended the maturity of the DFC and IFC loans until June 2037, and (iv) canceled the remaining borrowing capacity under the DFC and IFC credit facilities with the exception of the capitalization of certain future interest payments. As of June 30, 2021 and December 31, 2020, the balance outstanding on the DFC loans was $138.2 million and $139.4 million, respectively. As of June 30, 2021 and December 31, 2020, the balance outstanding on the IFC loans was $46.3 million and $46.8 million, respectively. The DFC and IFC loans are secured by liens over all of Luz del Norte’s assets and by a pledge of all of the equity interests in the entity.

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

Variable Interest Rate Risk

Certain of our long-term debt agreements bear interest at LIBOR, TIBOR, or equivalent variable rates. An increase in these variable rates would increase the cost of borrowing under certain project specific debt financings. Our long-term debt borrowing rates as of June 30, 2021 were as follows:

Loan Agreement	June 30, 2021
Luz del Norte Credit Facilities (1)	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
Japan Credit Facility	1-month TIBOR plus 0.55%
Kyoto Credit Facility	1-month TIBOR plus 0.60%
Ikeda Credit Facility (2)	Fixed rate term loan facility at 1.20%
Variable rate term loan facility at 6-month TIBOR plus 0.70% (3)
Consumption tax facility at 3-month TIBOR plus 0.50%
Debt service reserve facility at 6-month TIBOR plus 1.20%
——————————
(1)Outstanding balance comprised of $138.4 million of fixed rate loans and $46.1 million of variable rate loans as of June 30, 2021.

(2)Outstanding balance comprised of $12.3 million of fixed rate loans and $12.7 million of variable rate loans as of June 30, 2021.

(3)We have entered into an interest rate swap contract to hedge a portion of this variable rate. See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for additional information.

Future Principal Payments

At June 30, 2021, the future principal payments on our long-term debt were due as follows (in thousands):

Total Debt
Remainder of 2021	$717
2022	38,219
2023	6,692
2024	55,583
2025	8,646
2026	9,125
Thereafter	169,155
Total long-term debt future principal payments	$288,137

10. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of June 30, 2021, the majority of these commercial commitments supported our systems projects. As of June 30, 2021, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Bilateral facilities (1)	$38.2	$276.8
Surety bonds	13.1	703.7
——————————
(1)Of the total letters of credit issued under the bilateral facilities, $4.5 million was secured with cash.

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

Product warranty activities during the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product warranty liability, beginning of period	$94,073	$124,501	$95,096	$129,797
Accruals for new warranties issued	4,440	2,183	6,717	4,468
Settlements	(2,413)	(2,921)	(5,639)	(9,483)
Changes in estimate of product warranty liability	(5,042)	(569)	(5,116)	(1,588)
Product warranty liability, end of period	$91,058	$123,194	$91,058	$123,194
Current portion of warranty liability	$16,846	$21,868	$16,846	$21,868
Noncurrent portion of warranty liability	$74,212	$101,326	$74,212	$101,326

We estimate our limited product warranty liability for power output and defects in materials and workmanship under normal use and service conditions based on return rates for each series of module technology. In general, we expect the return rates for our Series 6 modules to be lower than our older series, and we estimate that the return rate for such newer series of module technology will be less than 1%. As of June 30, 2021, a 1% increase in the return rate across all series of module technology would increase our product warranty liability by $114.7 million, and a 1% increase in the return rate for balance of systems (“BoS”) parts would not have a material impact on the associated warranty liability.

Performance Guarantees

As part of our systems business, we conduct performance testing of a system prior to substantial completion to confirm the system meets its operational and capacity expectations noted in the engineering, procurement, and construction (“EPC”) agreement. In addition, we may provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable period meets or exceeds the modeled energy expectation, after certain adjustments. If there is an underperformance event with regard to these tests, we may incur liquidated damages as specified in the applicable EPC agreement. In certain instances, a bonus payment may be received at the end of the applicable test period if the system performs above a specified level. As of December 31, 2020, we accrued $10.2 million for our estimated obligations under such arrangements, which were classified as “Other current liabilities” in our condensed consolidated balance sheet.

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of June 30, 2021 and December 31, 2020, we accrued $6.0 million and $3.2 million of current indemnification liabilities, respectively. As of June 30, 2021, the maximum potential amount of future payments under our indemnifications was $146.8 million, and we held insurance and other instruments allowing us to recover up to $72.0 million of potential amounts paid under the indemnifications.

In September 2017, we made an indemnification payment in connection with the sale of one of our projects following the underpayment of anticipated cash grants by the United States government. In February 2018, the associated project entity commenced legal action against the United States government seeking full payment of the cash grants. In May 2021, the parties reached an agreement, pursuant to which the United States government made a settlement payment to the project entity. Under the terms of the indemnification arrangement, we are entitled to a portion of the settlement payment. Accordingly, during the three months ended June 30, 2021, we recorded revenue of $65.1 million for our portion of the settlement payment. Such amount is included in “Accounts receivable trade” on our condensed consolidated balance sheet as of June 30, 2021.

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

Our module collection and recycling liability was $129.7 million and $130.7 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, a 1% increase in the annualized inflation rate used in our estimated future collection and recycling cost per module would increase the liability by $22.6 million, and a 1% decrease in that rate would decrease the liability by $17.8 million. See Note 4. “Restricted Marketable Securities” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

Legal Proceedings

Opt-Out Action

First Solar was party to a suit titled Maverick Fund, L.D.C. v. First Solar, Inc., et al., Case No. 2:15-cv-01156-ROS, filed in 2015 in the United States District Court for the District of Arizona (hereafter “Arizona District Court”) by putative stockholders that opted out of a separate class action lawsuit (the “Opt-Out Action”).

In July 2020, the parties executed a definitive settlement agreement pursuant to which First Solar agreed to pay a total of $19 million in exchange for mutual releases and a dismissal with prejudice of the Opt-Out Action. The agreement contains no admission of liability, wrongdoing, or responsibility by any of the defendants. On July 30, 2020, First Solar funded the settlement, and on July 31, 2020, the parties filed a joint stipulation of dismissal. On September 10, 2020, the Arizona District Court entered an order dismissing the case with prejudice. As of December 31, 2019, we accrued $13 million of estimated losses for this action. As a result of the settlement, we accrued an incremental $6 million litigation loss during the three months ended June 30, 2020.

Other Matters and Claims

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

11. Revenue from Contracts with Customers

The following table presents the disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2021 and 2020 along with the reportable segment for each category (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Category	Segment	2021	2020	2021	2020
Solar modules	Modules	$542,956	$371,518	$1,077,626	$765,199
Solar power systems	Systems	73,977	215,474	300,944	305,550
O&M services	Systems	4,713	31,701	31,948	61,176
Energy generation (1)	Systems	7,457	22,576	22,036	40,549
EPC services	Systems	77	1,142	—	2,061
Net sales		$629,180	$642,411	$1,432,554	$1,174,535
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

Changes in estimates for sales of systems and EPC services occur for a variety of reasons, including but not limited to (i) changes in estimates of variable consideration, (ii) construction plan accelerations or delays, (iii) module cost forecast changes, (iv) cost related change orders, or (v) changes in other information used to estimate costs. Changes in estimates may have a material effect on our condensed consolidated statements of operations.

The following table outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and six months ended June 30, 2021 and 2020 as well as the number of projects that comprise such changes. For purposes of the table, we only include projects with changes in estimates that have a net impact on revenue of at least $1.0 million during the periods presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Number of projects	2	5	5	8

Increase (decrease) in revenue from net changes in transaction prices (in thousands) (1)	$63,395	$(8,524)	$65,029	$(9,435)
Decrease in revenue from net changes in input cost estimates (in thousands)	—	(9,576)	—	(8,750)
Net increase (decrease) in revenue from net changes in estimates (in thousands)	$63,395	$(18,100)	$65,029	$(18,185)

Net change in estimate as a percentage of aggregate revenue	5.3%	(1.3)%	2.8%	(1.0)%
——————————
(1)During the three months ended June 30, 2021, we recorded revenue of $65.1 million associated with the settlement of an outstanding indemnification arrangement associated with the sale of one of our projects. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our indemnification arrangements.

The following table reflects the changes in our contract assets, which we classify as “Accounts receivable, unbilled,” and our contract liabilities, which we classify as “Deferred revenue,” for the six months ended June 30, 2021. As of December 31, 2020, these balances excluded any assets or liabilities classified as held for sale (in thousands):

	June 30, 2021	December 31, 2020	Six Month Change
Accounts receivable, unbilled (1)	$73,824	$49,395
Allowance for credit losses	(194)	(303)
Accounts receivable, unbilled, net	$73,630	$49,092	$24,538	50%

Deferred revenue (2)	$328,406	$233,732	$94,674	41%
——————————
(1)Includes $59.2 million and $22.7 million of non-current accounts receivable, unbilled classified as “Other assets” on our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

(2)Includes $91.2 million and $44.9 million of non-current deferred revenue classified as “Other liabilities” on our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

During the six months ended June 30, 2021, our contract assets increased by $24.5 million primarily due to unbilled receivables associated with the sale of the Sun Streams 3, Sun Streams 4, and Sun Streams 5 projects in the current period, partially offset by final billings on other project sales. During the six months ended June 30, 2021, our contract liabilities increased by $94.7 million primarily due to advance payments received for sales of solar modules in the current period, including $14.8 million for solar modules associated with the sale of our U.S. project development business described in Note 2. “Sales of Businesses,” partially offset by the recognition of revenue for sales of solar modules for which payment was received in 2020. During the six months ended June 30, 2021 and 2020, we recognized revenue of $111.6 million and $285.9 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

As of June 30, 2021, we had entered into contracts with customers for the future sale of 15.4 GWDC of solar modules for an aggregate transaction price of $4.4 billion. We expect to recognize such amounts as revenue through 2024 as we transfer control of the modules to the customers. While our contracts with customers typically represent firm purchase commitments, these contracts may be subject to amendments made by us or requested by our customers. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

12. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales (1)	$173	$243	$81	$1,455
Selling, general and administrative (1)	4,737	3,052	9,252	7,761
Research and development (2)	520	481	(788)	1,764
Total share-based compensation expense	$5,430	$3,776	$8,545	$10,980
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

(2)Effective March 15, 2021, our former Chief Technology Officer retired from the Company, which resulted in the forfeiture of his unvested shares during the six months ended June 30, 2021.

Share-based compensation expense capitalized in inventory, project assets, and PV solar power systems was $0.7 million as of June 30, 2021 and $1.1 million as of December 31, 2020. As of June 30, 2021, we had $30.3 million of unrecognized share-based compensation expense related to unvested restricted and performance units, which we expect to recognize over a weighted-average period of approximately 1.6 years.

In April 2018, the compensation committee of our board of directors (“the Board”) approved a long-term incentive program for key executive officers and associates. The program was intended to incentivize retention of our key executive talent and align the interest of executive management and stockholders. The program consisted of performance units to be earned over an approximately three-year performance period, which ended in December 2020. Vesting of the 2018 grants of performance units was contingent upon the relative attainment of target gross margin, operating expense, and contracted revenue metrics. In February 2021, the compensation committee certified the achievement of the vesting conditions applicable to the grants, which approximated the target level of performance. Accordingly, each participant received one share of common stock for each vested performance unit, net of any tax withholdings.

In July 2019, the compensation committee approved additional grants of performance units for key executive officers. Such grants are expected to be earned over a multi-year performance period ending in December 2021. Vesting of the 2019 grants of performance units is contingent upon the relative attainment of target cost per watt, module wattage, gross profit, and operating income metrics.

In March 2020, the compensation committee approved additional grants of performance units for key executive officers. Such grants are expected to be earned over a multi-year performance period ending in December 2022. Vesting of the 2020 grants of performance units is contingent upon the relative attainment of target contracted revenue, module wattage, and return on capital metrics.

In May 2021, the compensation committee approved additional grants of performance units for key executive officers. Such grants are expected to be earned over a multi-year performance period ending in December 2023. Vesting of the 2021 grants of performance units is contingent upon the relative attainment of target contracted revenue, cost per watt, incremental average selling price, and operating income metrics.

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

Our effective tax rate was 19% and (163)% for the six months ended June 30, 2021 and 2020, respectively. The increase in our effective tax rate was primarily driven by a discrete tax benefit in the prior year associated with the net operating loss carryback provisions of the CARES Act described above and the relative size of our pretax income in the prior period. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to the beneficial impact of the Malaysian tax holiday and Vietnamese tax incentive.

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

14. Net Income per Share

The calculation of basic and diluted net income per share for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic net income per share
Numerator:
Net income	$82,449	$36,911	$292,120	$127,615
Denominator:
Weighted-average common shares outstanding	106,313	105,927	106,201	105,761

Diluted net income per share
Denominator:
Weighted-average common shares outstanding	106,313	105,927	106,201	105,761
Effect of restricted and performance units and stock purchase plan shares	523	546	665	668
Weighted-average shares used in computing diluted net income per share	106,836	106,473	106,866	106,429

Net income per share:
Basic	$0.78	$0.35	$2.75	$1.21
Diluted	$0.77	$0.35	$2.73	$1.20

There were no anti-dilutive common shares for the three and six months ended June 30, 2021 and 2020.

15. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2021 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2020	$(76,239)	$16,630	$(2,117)	$(61,726)
Other comprehensive (loss) income before reclassifications	(9,901)	(5,866)	3,149	(12,618)
Amounts reclassified from accumulated other comprehensive loss	475	(11,696)	1,715	(9,506)
Net tax effect	—	1,087	(698)	389
Net other comprehensive (loss) income	(9,426)	(16,475)	4,166	(21,735)
Balance as of June 30, 2021	$(85,665)	$155	$2,049	$(83,461)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Foreign currency translation adjustment	Other (expense) income, net	$—	$—	$(475)	$—
Unrealized gain on marketable securities and restricted marketable securities	Other (expense) income, net	—	249	11,696	15,337
Unrealized (loss) gain on derivative contracts:
Foreign exchange forward contracts	Cost of sales	(799)	(106)	(1,928)	(313)
Commodity swap contracts	Cost of sales	220	—	213	—
Total unrealized loss on derivative contracts		(579)	(106)	(1,715)	(313)
Total (loss) gain reclassified		$(579)	$143	$9,506	$15,024

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

The following tables present certain financial information for our reportable segments for the three and six months ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020 (in thousands):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Modules	Systems	Total	Modules	Systems	Total
Net sales	$542,956	$86,224	$629,180	$371,518	$270,893	$642,411
Gross profit	109,347	64,771	174,118	79,941	57,519	137,460
Depreciation and amortization expense	56,688	3,051	59,739	44,719	6,237	50,956

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Modules	Systems	Total	Modules	Systems	Total
Net sales	$1,077,626	$354,928	$1,432,554	$765,199	$409,336	$1,174,535
Gross profit	209,787	149,098	358,885	155,293	72,505	227,798
Depreciation and amortization expense	107,412	6,148	113,560	89,392	12,495	101,887

	June 30, 2021			December 31, 2020
	Modules	Systems	Total	Modules	Systems	Total
Goodwill	$14,462	$—	$14,462	$14,462	$—	$14,462

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements concerning, among other things: the length and severity of the ongoing COVID-19 (novel coronavirus) outbreak, including its impacts across our businesses on demand, manufacturing, project development, construction, O&M, financing, and our global supply chains, actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impacts, and the ability of our customers, suppliers, equipment vendors, and other counterparties to fulfill their contractual obligations to us; effects resulting from certain module manufacturing changes; our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties, solar module technology and cost reduction roadmaps, restructuring, product reliability, investments, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; the impact of public policies, such as tariffs or other trade remedies imposed on solar cells and modules; effects resulting from pending litigation; our ability to expand manufacturing capacity worldwide; our ability to reduce the costs to develop and construct PV solar power systems; research and development (“R&D”) programs and our ability to improve the wattage of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” “contingent,” and the negative or plural of these words, and other comparable terminology.

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

Certain of our financial results and other key operational developments for the three months ended June 30, 2021 include the following:

•Net sales for the three months ended June 30, 2021 decreased by 2% to $629.2 million compared to $642.4 million for the same period in 2020. The decrease was primarily driven by the sale of the American Kings project in the prior period and the completion of substantially all construction activities at the GA Solar 4 project in 2020, partially offset by an increase in the volume of modules sold to third parties and the settlement of an outstanding indemnification arrangement associated with the sale of one of our projects. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our indemnification arrangements.

•Gross profit for the three months ended June 30, 2021 increased 6.3 percentage points to 27.7% from 21.4% for the same period in 2020. The increase in gross profit was primarily due to the settlement of the indemnification matter mentioned above and continued module cost reductions, partially offset by a higher volume of projects sold during the prior period and an increase in logistics costs.

•As of June 30, 2021, we had 7.9 GWDC of total installed Series 6 nameplate production capacity across all our facilities. We produced 2.0 GWDC of solar modules during the three months ended June 30, 2021, which represented a 38% increase in Series 6 module production from the same period in 2020. The increase in Series 6 production was primarily driven by the incremental Series 6 production capacity added in Malaysia in early 2021 and higher throughput at our manufacturing facilities. We expect to produce between 7.4 GWDC and 7.6 GWDC of Series 6 modules during 2021.

Market Overview

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. In particular, module average selling prices in many global markets have declined over several years. Recent crystalline silicon module spot pricing has temporarily increased due to elevated polysilicon, commodity, and freight costs. While the duration of this elevated period of spot pricing is uncertain, pricing is expected to continue to decline in the future. Furthermore, the COVID-19 pandemic has adversely affected certain purchasers of modules and systems, which may result in additional pressure on demand and average selling prices. In the aggregate, we believe manufacturers of solar cells and modules, particularly those in China, have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. Accordingly, we believe the solar industry may experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will also put pressure on pricing, which may be exacerbated by the COVID-19 pandemic’s disruption of the global economy. Additionally, intense competition at the system level may result in an environment in which pricing falls rapidly, thereby potentially increasing demand for solar energy solutions but constraining the ability for project developers and diversified module manufacturers to sustain meaningful and consistent profitability. In light of such market realities, we continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process, our diversified capabilities, our financial viability, and the sustainability advantage of our modules and systems.

Global solar markets continue to expand and develop, in part aided by demand elasticity resulting from declining average selling prices, both at the module and system levels, which have promoted the widespread adoption of solar energy. As a result of such market opportunities, we recently announced our plans to expand our manufacturing capacity by 6.6 GWDC by constructing our third U.S. manufacturing facility in Lake Township, Ohio, contingent upon obtaining certain permits, and our first manufacturing facility in India, contingent upon permitting and pending approval of Indian government incentives that are satisfactory to us. These new facilities are expected to commence operations in the first half of 2023 and the second half of 2023, respectively. Additionally, we are developing solar projects in Japan as we execute on our utility-scale project pipeline. See the table under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Systems Project Pipeline” for additional information about the projects we are developing. Although we expect a portion of our future consolidated net sales, operating income, and cash flows to be derived from such projects, we expect third-party module sales to continue to have a more significant impact on our operating results as we expand our manufacturing capacity and leverage the benefits of our module technology.

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

We face intense competition from manufacturers of crystalline silicon solar modules and developers of solar power projects. Solar module manufacturers compete with one another on price and on several module value attributes, including wattage (through a larger form factor or an improved conversion efficiency), energy yield, degradation, sustainability, and reliability, and developers of systems compete on various factors such as net present value, return on equity, and levelized cost of electricity (“LCOE”), meaning the net present value of a system’s total life cycle costs divided by the quantity of energy that is expected to be produced over the system’s life. Most crystalline silicon cell and wafer manufacturers have transitioned from lower efficiency Back Surface Field multi-crystalline cells (the legacy technology against which we have generally competed) to higher efficiency Passivated Emitter Rear Contact (“PERC”) mono-crystalline cells at competitive cost structures. Additionally, while conventional solar modules, including the solar modules we produce, are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, certain manufacturers of mono-crystalline PERC modules offer bifacial modules that also capture diffuse irradiance on the back side of a module. The cost effective manufacture of bifacial PERC modules has been enabled, in part, by the expansion of inexpensive crystal growth and diamond wire saw capacity in China. Bifaciality compromises nameplate efficiency, but by converting both front and rear side irradiance, such technology may improve the overall energy production of a module relative to nameplate efficiency when applied in certain applications, which, after considering the incremental BoS and other costs, could potentially lower the overall LCOE of a system when compared to systems using conventional solar modules, including the modules we produce.

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

In terms of performance, in many climates our CdTe solar modules provide certain energy production advantages relative to competing crystalline silicon solar modules. For example, our CdTe solar technology provides:

•a superior temperature coefficient, which results in stronger system performance in typical high insolation climates as the majority of a system’s generation, on average, occurs when module temperatures are well above 25°C (standard test conditions);
•a superior spectral response in humid environments where atmospheric moisture alters the solar spectrum relative to standard test conditions;
•a better partial shading response than competing crystalline silicon technologies, which may experience significantly lower energy generation than CdTe solar modules when partial shading occurs; and
•an immunity to cell cracking and its resulting power output loss, a common failure often observed in crystalline silicon modules caused by poor manufacturing, handling, weather, or other conditions.

In addition to these technological advantages, we also warrant that our PV solar modules will produce at least 98% of their labeled power output rating during the first year, with the warranty coverage reducing by 0.5% every year thereafter throughout the limited power output warranty period of up to 30 years. Based on the implementation of our Copper Replacement (“CuRe”) program, which replaces copper with certain other elements that enhance module performance, we expect the warranted degradation of our CdTe solar modules to decline to 0.2% per year in the near term. As a result of these and other factors, our PV solar modules can produce more annual energy in real world operating conditions than conventional modules with the same nameplate capacity.

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

Our long-term strategic plans are focused on our goal to create long-term stockholder value through a balance of growth, profitability, and liquidity. In executing such plans, we are focusing on providing utility-scale PV solar energy solutions in key geographic markets that we believe have a compelling need for mass-scale PV solar electricity, including markets throughout the United States, Japan, Europe, India, and certain other strategic markets. While these markets are expected to exhibit strong long-term demand for solar energy, the economic disruption caused by the COVID-19 pandemic has adversely affected near-term demand for electricity at the grid level. As a result, such temporary decline in load may adversely affect demand for specific forms of generation, such as our PV solar energy solutions, depending on the severity and duration of the economic disruption. Given these market dynamics, we continue to focus on opportunities in which our PV solar energy solutions compete directly with traditional forms of energy generation on an LCOE or similar basis, or complement such generation offerings. These opportunities include the retirement and replacement of aging fossil fuel-based generation resources with utility-scale PV solar energy solutions. For example, based on publicly available information, retirements of coal generation plants in the United States alone are expected to approximate 50 GWDC over the next ten years, representing a significant increase in the potential market for solar energy.

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

Our ability to provide solar energy solutions on economically attractive terms may also be affected by logistics costs associated with the procurement of raw materials used in our manufacturing process and the shipping, handling, storage, and distribution of our modules. For example, the cost of ocean freight throughout many parts of the world has continued to increase due to the limited availability of shipping containers, increased port congestion resulting from labor shortages, an increase in cancellations of shipments by logistics providers, and elevated fuel costs. In response to these cost increases, we have accommodated certain customer requests for delayed module shipments in an effort to manage our shipping routes and mitigate our exposure to uncontracted freight rates. Additionally, due to ongoing schedule reliability issues with many operating ships, we are adjusting our shipping plans to include additional lead time for module deliveries to better meet our customer commitments. While it is currently unclear how long these elevated prices will persist, such costs may be further exacerbated by the disruption of major shipping routes or economic disruptions caused by the COVID-19 pandemic.

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

Many governments have also proposed policies or support programs intended to encourage renewable energy investments. Such support programs may include additional incentives over several years for renewable energy projects, including PV solar power systems, or manufacturers of renewable energy products. For example, in June 2021, certain U.S. senators introduced legislation intended to increase domestic solar manufacturing and accelerate the transition to clean energy by providing tax credits for U.S. solar manufacturers. If such legislation is successfully signed into law, or other similar policies or support programs are enacted, it could positively impact our business, financial condition, and results of operations. While we compete in many markets that do not require solar-specific government subsidies or support programs, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives.

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

On occasion, we may temporarily own and operate certain systems with the intention to sell them at a later date. As of June 30, 2021 and December 31, 2020, the recoverability of our Luz del Norte PV solar power plant was based, in part, on the likelihood of our continued ownership and operation of the system. However, it is reasonably possible that our intent to hold the asset may change in the near term due to our evaluation of strategic sale opportunities for the system. The pursuit of such opportunities, which require coordination with the system’s lenders, may result in a determination that the carrying value of the system is not recoverable based on the probability-weighted undiscounted future cash flows, which in turn could result in a possible impairment of the system in future periods. Accordingly, any changes in our expected use of the asset or its disposition may result in impairment charges that could be material to our condensed consolidated financial statements and have a significant adverse impact on our results of operations.

We continually evaluate forecasted global demand, competition, and our addressable market and seek to effectively balance manufacturing capacity with market demand and the nature and extent of our competition. We continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage (or conversion efficiency), and improving manufacturing yield losses. Additionally, we recently announced plans to expand our manufacturing capacity by 6.6 GWDC by constructing our third U.S. manufacturing facility in Lake Township, Ohio, contingent upon obtaining certain permits, and our first manufacturing facility in India, contingent upon permitting and pending approval of Indian government incentives that are satisfactory to us. Such additional capacity, and any other potential investments to add or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in the Risk Factors.

In response to the COVID-19 pandemic, governmental authorities have recommended or ordered the limitation or cessation of certain business or commercial activities in jurisdictions in which we do business or have operations. While some of these orders permit the continuation of essential business operations, or permit the performance of minimum business activities, these orders are subject to continuous revision or may be revoked or superseded, or our understanding of the applicability of these orders and exemptions may change at any time. In addition, due to contraction of the virus, or concerns about becoming ill from the virus, we may experience reductions in the availability of our operational workforce, such as our manufacturing personnel. As a result, we may at any time be ordered by governmental authorities, or we may determine, based on our understanding of the recommendations or orders of governmental authorities or the availability of our personnel, that we have to curtail or cease business operations or activities altogether, including manufacturing, fulfillment, project development, construction, operating or maintenance operations, research and development activities, or the implementation of our technology roadmap (such as our CuRe program). At this time, such limitations have had a minimal effect on our manufacturing facilities and certain project construction activities, and we have implemented a wide range of safety measures intended to enable the continuity of our operations and inhibit the spread of COVID-19 at our manufacturing, administrative, and other sites and facilities, including those in the United States, Malaysia, and Vietnam. While we continue to work with relevant government agencies in Malaysia and Vietnam to allow the essential travel of personnel that support the implementation of our technology roadmap (such as our CuRe program), such implementation may be delayed due to travel restrictions, quarantine requirements, other government orders, or increases in COVID-19 infection rates.

Systems Project Pipeline

The following table summarizes, as of July 29, 2021, our approximately 384 MWAC advanced-stage project pipeline. The actual volume of modules installed in our projects will be greater than the project size in MWAC as module volumes required for a project are based upon MWDC, which will be greater than the MWAC size pursuant to a DC-AC ratio typically ranging from 1.1 to 1.6. Such ratio varies across different projects due to many factors, including PPA pricing and the location, design, and costs of the system. Projects are typically removed from our advanced-stage project pipeline tables below once we substantially complete construction of the project and after substantially all of the associated project revenue is recognized. A project, or a portion of a project, may also be removed from the tables below in the event the project is not able to be sold due to the changing economics of the project or other factors, or we decide to temporarily own and operate the project based on strategic opportunities or market factors.

The following table includes projects with confirmed offtake agreements or projects under contracts with customers subject to certain closing conditions:

Project/Location	Project Size in MWAC	Project under Sales Agreement	Primary Permits Obtained	PPA Contracted Partner	Expected or Actual Substantial Completion Year	% Complete as of June 30, 2021
Luz del Norte, Chile	141	No	Yes	(1)	2016	100%
Kyoto, Japan	38	No	Yes	Chubu Electric Power Company	2022	33%
Ikeda, Japan	21	No	Yes	(2)	2023	41%
Japan (multiple locations)	184	No	Yes	(3)	2021/2023	29%
Total	384
——————————
(1)Approximately 70 MWAC of the plant’s capacity is contracted under various PPAs; remaining capacity to be sold on an open contract basis.

(2)Project has secured feed-in-tariff rights, and the related PPA will be executed at a later date.

(3)11 MWAC has been contracted with Tokyo Electric Power Company. The remaining 173 MWAC has secured feed-in-tariff rights, and the related PPAs for such projects will be executed at a later date.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.3%	78.6%	74.9%	80.6%
Gross profit	27.7%	21.4%	25.1%	19.4%
Selling, general and administrative	5.8%	8.1%	6.2%	9.4%
Research and development	3.8%	3.5%	3.1%	4.1%
Production start-up	0.3%	1.0%	0.9%	0.9%
Litigation loss	—%	0.9%	—%	0.5%
Gain on sales of businesses, net	(0.3)%	—%	10.4%	—%
Operating income	17.5%	7.9%	25.3%	4.5%
Foreign currency loss, net	(0.2)%	(0.2)%	(0.3)%	(0.1)%
Interest income	0.2%	0.6%	0.2%	1.1%
Interest expense, net	(0.7)%	(0.5)%	(0.5)%	(0.9)%
Other (expense) income, net	(0.5)%	(0.5)%	0.4%	(0.5)%
Income tax (expense) benefit	(3.2)%	(1.6)%	(4.7)%	6.7%
Net income	13.1%	5.7%	20.4%	10.9%

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

Net sales

Modules Business

We generally price and sell our solar modules on a per watt basis. During the three and six months ended June 30, 2021, we sold the majority of our solar modules to integrators and operators of systems in the United States, and substantially all of our modules business net sales were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts.

Systems Business

During the three and six months ended June 30, 2021, the majority of our systems business net sales were in the United States and were denominated in U.S. dollars. We recognize revenue for the sale of a development project, which excludes EPC services, or for the sale of a completed system when we enter into the associated sales contract with the customer. For other sales of solar power systems and/or EPC services, we generally recognize revenue over time as our performance creates or enhances an energy generation asset controlled by the customer. Furthermore, the sale of a solar power system combined with EPC services represents a single performance obligation for the development and construction of a single generation asset. For such arrangements, we recognize revenue as work is performed using cost based input methods, which result in revenue being recognized as work is performed based on the relationship between actual costs incurred compared to the total estimated costs for a given contract.

The following table shows net sales by reportable segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Six Month Change
Modules	$542,956	$371,518	$171,438	46%	$1,077,626	$765,199	$312,427	41%
Systems	86,224	270,893	(184,669)	(68)%	354,928	409,336	(54,408)	(13)%
Net sales	$629,180	$642,411	$(13,231)	(2)%	$1,432,554	$1,174,535	$258,019	22%

Net sales from our modules segment increased $171.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to a 64% increase in the volume of watts sold, partially offset by an 11% decrease in the average selling price per watt. Net sales from our systems segment decreased $184.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to the sale of the American Kings project in the prior period and the completion of substantially all construction activities at the GA Solar 4 project in 2020, partially offset by the settlement of an outstanding indemnification arrangement associated with the sale of one of our projects. Under the terms of the indemnification arrangement, we are entitled to receive $65.1 million of the settlement payment, which we recorded as revenue during the three months ended June 30, 2021. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our indemnification arrangements.

Net sales from our modules segment increased $312.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to a 55% increase in the volume of watts sold, partially offset by a 9% decrease in the average selling price per watt. Net sales from our systems segment decreased $54.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the sale of the American Kings project in the prior period and the completion of substantially all construction activities at the GA Solar 4 project in 2020, partially offset by the sale of the Sun Streams 2, Sun Streams 4, and Sun Streams 5 projects in the current period and the $65.1 million indemnification matter described above.

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

The following table shows cost of sales by reportable segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Six Month Change
Modules	$433,609	$291,577	$142,032	49%	$867,839	$609,906	$257,933	42%
Systems	21,453	213,374	(191,921)	(90)%	205,830	336,831	(131,001)	(39)%
Total cost of sales	$455,062	$504,951	$(49,889)	(10)%	$1,073,669	$946,737	$126,932	13%
% of net sales	72.3%	78.6%			74.9%	80.6%

Our cost of sales decreased $49.9 million, or 10%, and decreased 6.3 percentage points as a percent of net sales for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease in cost of sales was driven by a $191.9 million decrease in our systems segment cost of sales primarily due to the lower volume of projects sold and under construction during the period. This decrease was partially offset by a $142.0 million increase in our modules segment cost of sales primarily due to higher costs of $172.0 million from an increase in the volume of modules sold and $15.9 million from an increase in logistics costs, partially offset by continued module cost reductions, which decreased cost of sales by $43.6 million.

Our cost of sales increased $126.9 million, or 13%, and decreased 5.7 percentage points as a percent of net sales for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in cost of sales was driven by a $257.9 million increase in our modules segment cost of sales primarily due to higher costs of $310.9 million from an increase in the volume of modules sold and $17.3 million from an increase in logistics costs, partially offset by continued module cost reductions, which decreased cost of sales by $77.8 million. This increase was partially offset by a $131.0 million decrease in our systems segment cost of sales primarily due to the lower volume of projects sold and under construction during the period.

Gross profit

Gross profit may be affected by numerous factors, including the selling prices of our modules and systems, our manufacturing costs, project development costs, BoS costs, the capacity utilization and downtime of our manufacturing facilities, and foreign exchange rates. Gross profit may also be affected by the mix of net sales from our modules and systems businesses.

The following table shows gross profit for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Six Month Change
Gross profit	$174,118	$137,460	$36,658	27%	$358,885	$227,798	$131,087	58%
% of net sales	27.7%	21.4%			25.1%	19.4%

Gross profit increased 6.3 percentage points to 27.7% during the three months ended June 30, 2021 from 21.4% during the three months ended June 30, 2020 primarily due to the $65.1 million indemnification matter described above and continued module cost reductions, partially offset by a higher volume of projects sold during the prior period and an increase in logistics costs.

Gross profit increased 5.7 percentage points to 25.1% during the six months ended June 30, 2021 from 19.4% during the six months ended June 30, 2020 primarily due to the indemnification matter described above and continued module cost reductions, partially offset by a decrease in the average selling price per watt of our modules.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Six Month Change
Selling, general and administrative	$36,346	$51,770	$(15,424)	(30)%	$88,433	$110,357	$(21,924)	(20)%
% of net sales	5.8%	8.1%			6.2%	9.4%

Selling, general and administrative expense for the three months ended June 30, 2021 decreased compared to the three months ended June 30, 2020 primarily due to a decrease in employee compensation expense driven by reductions in headcount, lower project development expenses, and lower expected credit losses for our accounts receivable.

Selling, general and administrative expense for the six months ended June 30, 2021 decreased compared to the six months ended June 30, 2020 primarily due to a decrease in employee compensation expense driven by reductions in headcount, lower expected credit losses for our accounts receivable, and lower professional fees.

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

The following table shows research and development expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Six Month Change
Research and development	$23,935	$22,483	$1,452	6%	$43,808	$48,096	$(4,288)	(9)%
% of net sales	3.8%	3.5%			3.1%	4.1%

Research and development expense for the three months ended June 30, 2021 increased compared to the three months ended June 30, 2020 primarily due to increased material and module testing costs, partially offset by lower employee compensation expense resulting from reductions in R&D headcount.

Research and development expense for the six months ended June 30, 2021 decreased compared to the six months ended June 30, 2020 primarily due to lower employee compensation expense resulting from reductions in R&D headcount, lower share-based compensation expense driven by the forfeiture of unvested shares by our former Chief Technology Officer, who retired effective March 15, 2021, and lower impairment charges for certain equipment, partially offset by increased material and module testing costs.

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

The following table shows production start-up expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Six Month Change
Production start-up	$1,715	$6,311	$(4,596)	(73)%	$13,069	$10,793	$2,276	21%
% of net sales	0.3%	1.0%			0.9%	0.9%

During the six months ended June 30, 2021 and 2020, we incurred production start-up expense primarily for the transition to Series 6 module manufacturing at our second facility in Kulim, Malaysia. which commenced commercial production in early 2021. During the three and six months ended June 30, 2020, we also incurred production start-up expense for the capacity expansion of our manufacturing facility in Perrysburg, Ohio.

Litigation loss

The following table shows litigation loss for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Six Month Change
Litigation loss	$—	$6,000	$(6,000)	(100)%	$—	$6,000	$(6,000)	(100)%
% of net sales	—%	0.9%			—%	0.5%

In July 2020, we executed a definitive agreement to settle the claims in the Opt-Out Action filed in 2015 in the Arizona District Court by putative stockholders that opted out of a separate class action lawsuit. Pursuant to the settlement, we agreed to pay a total of $19 million in exchange for mutual releases and a dismissal with prejudice of the Opt-Out Action. The agreement contains no admission of liability, wrongdoing, or responsibility by any of the defendants. On July 30, 2020, First Solar funded the settlement, and on July 31, 2020, the parties filed a joint stipulation of dismissal. On September 10, 2020, the Arizona District Court entered an order dismissing the case with prejudice. As of December 31, 2019, we had accrued $13 million of estimated losses for this action. As a result of the settlement, we accrued an incremental $6 million litigation loss during the three months ended June 30, 2020.

Gain on sales of businesses, net

The following table shows gain on sales of businesses, net for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Six Month Change
Gain on sales of businesses, net	$(1,745)	$—	$(1,745)	(100)%	$149,150	$—	$149,150	100%
% of net sales	(0.3)%	—%			10.4%	—%

In August 2020, we entered into an agreement with a subsidiary of Clairvest for the sale of our North American O&M services business. On March 31, 2021, we completed the sale for a closing purchase price of $151.5 million, subject to certain customary post-closing adjustments, of which $146.0 million was received on March 31, 2021. As a result of this transaction, we recognized a gain of $119.2 million, net of transaction costs, during the three months ended March 31, 2021. During the three months ended June 30, 2021, we recorded certain post-closing adjustments that reduced the gain by $1.4 million.

In January 2021, we entered into an agreement with Leeward for the sale of our U.S. project development business. On March 31, 2021, we completed the transaction for an aggregate purchase price of $284.0 million, subject to certain customary post-closing adjustments. Such purchase price included $151.4 million for the sale of the U.S. project development business; $117.8 million for the sale of 349 MWDC of solar modules, which is presented in “Net sales” on our condensed consolidated statements of operations; and $14.8 million of advanced payments for 43 MWDC of solar modules not yet delivered, which is included in “Deferred revenue” on our condensed consolidated balance sheet as of June 30, 2021. Proceeds from the transaction were received in early April 2021. As a result of this transaction, we recognized a gain of $31.8 million, net of transaction costs, during the three months ended March 31, 2021. During the three months ended June 30, 2021, we recorded certain post-closing adjustments that reduced the gain by $0.3 million.

See Note 2. “Sales of Businesses” to our condensed consolidated financial statements for further information related to these transactions.

Foreign currency loss, net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Six Month Change
Foreign currency loss, net	$(1,000)	$(1,299)	$299	(23)%	$(3,595)	$(1,697)	$(1,898)	112%

Foreign currency loss, net for the three months ended June 30, 2021 was consistent with the three months ended June 30, 2020. Foreign currency loss, net for the six months ended June 30, 2021 increased compared to the six months ended June 30, 2020 primarily due to differences between our economic hedge positions and the underlying exposures and higher costs associated with hedging activities related to our subsidiaries in Japan.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, and restricted marketable securities. Interest income also includes interest earned from notes receivable and late customer payments.

The following table shows interest income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Six Month Change
Interest income	$1,288	$3,674	$(2,386)	(65)%	$2,244	$13,004	$(10,760)	(83)%

Interest income for the three and six months ended June 30, 2021 decreased compared to the three and six months ended June 30, 2020 primarily due to lower interest rates on cash and cash equivalents and time deposits and lower average balances and interest rates associated with marketable securities.

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

The following table shows interest expense, net for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Six Month Change
Interest expense, net	$(4,623)	$(3,254)	$(1,369)	42%	$(7,619)	$(10,043)	$2,424	(24)%

Interest expense, net for the three months ended June 30, 2021 increased compared to the three months ended June 30, 2020 primarily due to favorable changes in the fair value of interest rate swap contracts in the prior period compared to the current period, which did not qualify for hedge accounting, and higher amortization of debt discounts and issuance costs.

Interest expense, net for the six months ended June 30, 2021 decreased compared to the six months ended June 30, 2020 primarily due to lower interest expense associated with project debt and favorable changes in the fair value of interest rate swap contracts in the prior period compared to the current period, which did not qualify for hedge accounting.

Other (expense) income, net

Other (expense) income, net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted marketable securities.

The following table shows other (expense) income, net for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Six Month Change
Other (expense) income, net	$(3,247)	$(3,195)	$(52)	(2)%	$5,201	$(5,417)	$10,618	196%

Other expense, net for the three months ended June 30, 2021 was consistent with the three months ended June 30, 2021. Other income, net for the six months ended June 30, 2021 increased compared to the six months ended June 30, 2020, primarily due to expected credit losses associated with certain notes receivable in the prior period, partially offset by lower realized gains from sales of restricted marketable securities in the current period when compared to the prior period.

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

The following table shows income tax (expense) benefit for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Six Month Change
Income tax (expense) benefit	$(20,346)	$(10,214)	$(10,132)	99%	$(66,836)	$79,001	$(145,837)	185%
Effective tax rate	19.8%	21.8%			18.6%	(163.2)%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period. Income tax expense increased by $10.1 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to higher pretax income in the current period. Income tax expense increased by $145.8 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to a discrete tax benefit in the prior year from the effect of tax law changes associated with the CARES Act and higher pretax income in the current period.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe the judgments and estimates involved in over time revenue recognition, accrued solar module collection and recycling, product warranties, accounting for income taxes, and long-lived asset impairments have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our accounting policies during the six months ended June 30, 2021.

Recent Accounting Pronouncements

None.

Liquidity and Capital Resources

As of June 30, 2021, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, contracts with customers for the future sale of solar modules, and advanced-stage project pipeline will be sufficient to meet our working capital, capital expenditure, and systems project investment needs for at least the next 12 months. As needed, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally.

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

As of June 30, 2021, we had $1.8 billion in cash, cash equivalents, and marketable securities compared to $1.7 billion as of December 31, 2020. The increase in cash, cash equivalents, and marketable securities was primarily driven by cash proceeds from the sale of our North American O&M operations and U.S. project development business and cash receipts from module sales to customers; partially offset by purchases of property, plant and equipment; expenditures for the construction of certain projects; and other operating expenditures. As of June 30, 2021, $0.8 billion of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries and was primarily based in U.S. dollar, Japanese yen, and Indian rupee denominated holdings.

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

We continually evaluate forecasted global demand and seek to balance our manufacturing capacity with such demand. We recently announced our plans to invest approximately $1.4 billion to expand our solar manufacturing capacity by 6.6 GWDC by constructing our third U.S. manufacturing facility in Lake Township, Ohio, contingent upon obtaining certain permits, and our first manufacturing facility in India, contingent upon permitting and pending approval of Indian government incentives that are satisfactory to us. These new facilities are expected to commence operations in the first half of 2023 and the second half of 2023, respectively. In addition, we continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage (or conversion efficiency), and improving manufacturing yield losses. During 2021, we expect to spend $825 million to $875 million for capital expenditures, including the new facilities mentioned above and upgrades to machinery and equipment that we believe will further increase our module wattage and expand capacity and throughput at our manufacturing facilities.

We also expect to commit significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing costs. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass and cover glass for our PV solar modules. Our remaining purchases under these supply agreements are expected to be approximately $1.7 billion of substrate glass and approximately $390 million of cover glass. We have the right to terminate these agreements upon payment of specified termination penalties (which, in aggregate, are up to $353 million as of June 30, 2021 and decline over the remaining supply periods).

Our systems business is expected to continue to have significant liquidity requirements in the future. From time to time, we enter into commercial commitments in the form of letters of credit, bank guarantees, and surety bonds to provide financial and performance assurance to third parties, the majority of which support our systems projects. The net amount of our project assets and related portions of deferred revenue and long-term debt, which approximates our net capital investment in the development and construction of systems projects, was $196.1 million as of June 30, 2021. Solar power project development cycles, which span the time between the identification of a site location and the commercial operation of a system, vary substantially and can take many years to mature. As a result of these long project cycles and strategic decisions to finance the development of certain projects using our working capital, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such projects. Delays in construction or in completing the sale of our systems projects that we are self-financing may also impact our liquidity. In certain circumstances, we may need to finance construction costs exclusively using working capital, if project financing becomes unavailable due to market-wide, regional, or other concerns.

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

Additionally, we may elect to retain an ownership interest in certain systems projects after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a system at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of system ownership, we may instead elect to temporarily own and operate such system until we can sell it on more economically attractive terms. The decision to retain ownership of a system impacts our liquidity depending upon the size and cost of the project. As of June 30, 2021, we had $233.4 million of net PV solar power systems placed in service in international markets. We have elected, and may in the future elect, to enter into temporary or long-term project financing to reduce the impact on our liquidity and working capital with regard to such systems.

Cash Flows

The following table summarizes key cash flow activity for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(102,229)	$(357,095)
Net cash provided by investing activities	470,088	81,287
Net cash used in financing activities	(9,090)	(22,669)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	906	(222)
Net increase (decrease) in cash, cash equivalents and restricted cash	$359,675	$(298,699)

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

Investing Activities

The increase in net cash provided by investing activities was primarily due to proceeds from the sale of our North American O&M operations and U.S. project development business.

Financing Activities

The decrease in net cash used in financing activities was primarily due to proceeds from borrowings under the Japan Credit Facility and Ikeda Credit Facility for the construction of certain projects in Japan, partially offset by the repayment of the Tochigi Credit Facility.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 despite the fact that many of our associates continue to work remotely due to the COVID-19 pandemic. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize potential impacts on their design and operating effectiveness.

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

Item 5. Other Information

On July 22, 2021, the Board established the position of Lead Independent Director and adopted a Lead Independent Director Charter setting forth the duties and responsibilities of the position. The Lead Independent Director’s primary duties and responsibilities include (i) presiding at executive sessions of the Board, (ii) calling meetings of the independent directors of the Board, (iii) approving Board agendas, and (iv) serving as a liaison between the Company’s stockholders and the Board and between the independent directors and management. Molly E. Joseph was selected unanimously by the independent directors of the Board to serve as the Company’s first Lead Independent Director. Ms. Joseph will continue to serve as a member of the Board’s audit committee and nominating and governance committee. This disclosure is not required pursuant to Item 5(a) of Form 10-Q.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10. “Commitments and Contingencies” under the heading “Legal Proceedings” of our condensed consolidated financial statements for legal proceedings and related matters.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition, results of operations, or cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, or cash flows. Except for the risk factor set forth below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

Our Amended and Restated Bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and the federal district courts of the United States as the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act of 1933, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, employees, agents or stockholders.

Our Amended and Restated Bylaws (“Bylaws”) provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, other employees, agents or stockholders to us or our stockholders, (iii) any action or proceeding against us or any of our directors, officers, other employees, agents or stockholders arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), our Amended and Restated Certificate of Incorporation or our Bylaws, (iv) any action or proceeding against us or any of our directors, officers or other employees asserting a claim that is governed by the internal affairs doctrine, or (v) any action or proceeding asserting an “internal corporate claim,” as defined in the DGCL. Our Bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act. Nothing in our Bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in any court, subject to applicable law.

Any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, other employees, agents or stockholders, which may discourage lawsuits against us and our directors, officers, other employees, agents or stockholders. The enforceability of similar choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. For example, in December 2018, the Court of Chancery of the State of Delaware determined that a provision stating that federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. Although this decision was reversed by the Delaware Supreme Court in March 2020, courts in other states may still find these provisions to be inapplicable or unenforceable. If a court were to find the exclusive forum provisions in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could adversely affect our results of operations.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Registration Statement on Form S-1 filed on October 25, 2006)
3.2	Amended and Restated Bylaws of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Form 8-K filed on July 23, 2021)
10.1*	Form of Grant Notice for 2021-2023 Executive Performance Equity Plan
31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FIRST SOLAR, INC.

Date: July 29, 2021	By:	/s/ BYRON JEFFERS
	Name:	Byron Jeffers
	Title:	Chief Accounting Officer