Form 10-Q
period 2021-09-30
FIRST SOLAR, INC.
filed 2021-11-05
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

As of October 29, 2021, 106,326,700 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$583,504	$927,565	$2,016,058	$2,102,100
Cost of sales	458,924	634,550	1,532,593	1,581,287
Gross profit	124,580	293,015	483,465	520,813
Operating expenses:
Selling, general and administrative	43,476	49,861	131,909	160,218
Research and development	25,426	22,972	69,234	71,068
Production start-up	2,945	13,019	16,014	23,812
Litigation loss	—	—	—	6,000
Total operating expenses	71,847	85,852	217,157	261,098
Gain on sales of businesses, net	(1,866)	—	147,284	—
Operating income	50,867	207,163	413,592	259,715
Foreign currency loss, net	(1,018)	(1,852)	(4,613)	(3,549)
Interest income	1,752	2,109	3,996	15,113
Interest expense, net	(2,958)	(10,975)	(10,577)	(21,018)
Other (expense) income, net	(2,603)	(3,236)	2,598	(8,653)
Income before taxes and equity in earnings	46,040	193,209	404,996	241,608
Income tax (expense) benefit	(837)	(38,107)	(67,673)	40,894
Equity in earnings, net of tax	—	(65)	—	150
Net income	$45,203	$155,037	$337,323	$282,652

Net income per share:
Basic	$0.43	$1.46	$3.18	$2.67
Diluted	$0.42	$1.45	$3.16	$2.65
Weighted-average number of shares used in per share calculations:
Basic	106,320	105,967	106,241	105,830
Diluted	106,899	106,751	106,879	106,537

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$45,203	$155,037	$337,323	$282,652
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,915)	3,242	(11,341)	552
Unrealized (loss) gain on marketable securities and restricted marketable securities, net of tax of $47, $(236), $1,134 and $(822)	(3,486)	6,148	(19,961)	20,826
Unrealized gain (loss) on derivative instruments, net of tax of $153, $55, $(545) and $(31)	118	(1,827)	4,284	(1,741)
Other comprehensive (loss) income	(5,283)	7,563	(27,018)	19,637
Comprehensive income	$39,920	$162,600	$310,305	$302,289

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,367,464	$1,227,002
Marketable securities (amortized cost of $554,897 and $519,844 and allowance for credit losses of $133 and $121 at September 30, 2021 and December 31, 2020, respectively)	554,601	520,066
Accounts receivable trade	249,771	269,095
Less: allowance for credit losses	(1,430)	(3,009)
Accounts receivable trade, net	248,341	266,086
Accounts receivable, unbilled	25,053	26,673
Less: allowance for credit losses	(51)	(303)
Accounts receivable, unbilled, net	25,002	26,370
Inventories	647,439	567,587
Assets held for sale	—	155,685
Prepaid expenses and other current assets	203,478	251,739
Total current assets	3,046,325	3,014,535
Property, plant and equipment, net	2,505,921	2,402,285
PV solar power systems, net	230,423	243,396
Project assets	335,259	373,377
Deferred tax assets, net	108,387	104,099
Restricted marketable securities (amortized cost of $254,659 and $247,628 and allowance for credit losses of $53 and $13 at September 30, 2021 and December 31, 2020, respectively)	251,379	265,280
Goodwill	14,462	14,462
Intangible assets, net	47,935	56,138
Inventories	236,446	201,229
Other assets	492,093	434,130
Total assets	$7,268,630	$7,108,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$170,041	$183,349
Income taxes payable	12,984	14,571
Accrued expenses	231,163	310,467
Current portion of long-term debt	37,129	41,540
Deferred revenue	238,810	188,813
Liabilities held for sale	—	25,621
Other current liabilities	25,109	83,037
Total current liabilities	715,236	847,398
Accrued solar module collection and recycling liability	140,019	130,688
Long-term debt	241,483	237,691
Other liabilities	341,817	372,226
Total liabilities	1,438,555	1,588,003
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 106,326,000 and 105,980,466 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	106	106
Additional paid-in capital	2,865,628	2,866,786
Accumulated earnings	3,053,085	2,715,762
Accumulated other comprehensive loss	(88,744)	(61,726)
Total stockholders’ equity	5,830,075	5,520,928
Total liabilities and stockholders’ equity	$7,268,630	$7,108,931

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	106,319	$106	$2,859,108	$3,007,882	$(83,461)	$5,783,635
Net income	—	—	—	45,203	—	45,203
Other comprehensive loss	—	—	—	—	(5,283)	(5,283)
Common stock issued for share-based compensation	8	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(1)	—	(67)	—	—	(67)
Share-based compensation expense	—	—	6,587	—	—	6,587
Balance at September 30, 2021	106,326	$106	$2,865,628	$3,053,085	$(88,744)	$5,830,075

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2020	105,961	$106	$2,848,928	$2,445,022	$(67,260)	$5,226,796
Net income	—	—	—	155,037	—	155,037
Other comprehensive income	—	—	—	—	7,563	7,563
Common stock issued for share-based compensation	19	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(5)	—	(289)	—	—	(289)
Share-based compensation expense	—	—	7,006	—	—	7,006
Balance at September 30, 2020	105,975	$106	$2,855,645	$2,600,059	$(59,697)	$5,396,113

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	105,980	$106	$2,866,786	$2,715,762	$(61,726)	$5,520,928
Net income	—	—	—	337,323	—	337,323
Other comprehensive loss	—	—	—	—	(27,018)	(27,018)
Common stock issued for share-based compensation	554	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(208)	—	(15,877)	—	—	(15,877)
Share-based compensation expense	—	—	14,719	—	—	14,719
Balance at September 30, 2021	106,326	$106	$2,865,628	$3,053,085	$(88,744)	$5,830,075

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	105,449	$105	$2,849,376	$2,326,620	$(79,334)	$5,096,767
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	—	—	(9,213)	—	(9,213)
Net income	—	—	—	282,652	—	282,652
Other comprehensive income	—	—	—	—	19,637	19,637
Common stock issued for share-based compensation	808	1	1,362	—	—	1,363
Tax withholding related to vesting of restricted stock	(282)	—	(13,053)	—	—	(13,053)
Share-based compensation expense	—	—	17,960	—	—	17,960
Balance at September 30, 2020	105,975	$106	$2,855,645	$2,600,059	$(59,697)	$5,396,113

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$337,323	$282,652
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	194,606	173,277
Impairments and net losses on disposal of long-lived assets	9,083	24,600
Share-based compensation	14,974	18,189
Deferred income taxes	(13,450)	(77,970)
Gain on sales of businesses, net	(147,284)	—
Gains on sales of marketable securities and restricted marketable securities	(11,696)	(15,346)
Liabilities assumed by customers for the sale of systems	—	(136,745)
Other, net	(2,909)	16,289
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled	79,565	330,090
Prepaid expenses and other current assets	(52,275)	8,467
Inventories	(116,017)	(142,017)
Project assets and PV solar power systems	11,945	183,163
Other assets	(39,264)	(30,804)
Income tax receivable and payable	22,615	9,160
Accounts payable	879	(58,311)
Accrued expenses and other liabilities	(95,685)	(720,756)
Accrued solar module collection and recycling liability	10,682	(13,136)
Net cash provided by (used in) operating activities	203,092	(149,198)
Cash flows from investing activities:
Purchases of property, plant and equipment	(345,399)	(327,284)
Purchases of marketable securities and restricted marketable securities	(1,107,704)	(642,993)
Proceeds from sales and maturities of marketable securities and restricted marketable securities	1,075,768	1,100,176
Proceeds from sales of businesses	300,499	—
Other investing activities	(6,453)	(13,577)
Net cash (used in) provided by investing activities	(83,289)	116,322
Cash flows from financing activities:
Repayment of long-term debt	(38,471)	(224,643)
Proceeds from borrowings under long-term debt, net of discounts and issuance costs	45,138	140,304
Payments of tax withholdings for restricted shares	(15,877)	(13,053)
Other financing activities	—	(804)
Net cash used in financing activities	(9,210)	(98,196)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,687	1,251
Net increase (decrease) in cash, cash equivalents and restricted cash	112,280	(129,821)
Cash, cash equivalents and restricted cash, beginning of the period	1,273,594	1,446,510
Cash, cash equivalents and restricted cash, end of the period	$1,385,874	$1,316,689
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$50,415	$129,384

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other period. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K, which has been filed with the SEC.

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

On March 31, 2021, we completed the transaction. Following certain customary post-closing adjustments, we received total consideration of $149.1 million. As a result of this transaction, we recognized a gain of $115.8 million, net of transaction costs and post-closing adjustments, during the nine months ended September 30, 2021, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations. The assets and liabilities associated with this business were classified as held for sale in our condensed consolidated balance sheet as of December 31, 2020.

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

On March 31, 2021, we completed the transaction for an aggregate purchase price of $284.0 million. Such purchase price included $151.4 million for the sale of the U.S. project development business and $132.6 million for the sale of 392 MWDC of solar modules, which is presented in “Net sales” on our condensed consolidated statements of operations for the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, we recognized a gain of $31.5 million, net of transaction costs and post-closing adjustments, from the sale of our U.S. project development business, which is included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations. The assets and liabilities associated with this business were classified as held for sale in our condensed consolidated balance sheet as of December 31, 2020.

3. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$1,367,462	$1,227,000
Money market funds	2	2
Total cash and cash equivalents	1,367,464	1,227,002
Marketable securities:
Foreign debt	147,445	214,254
U.S. debt	18,710	14,543
Time deposits	388,446	291,269
Total marketable securities	554,601	520,066
Total cash, cash equivalents, and marketable securities	$1,922,065	$1,747,068

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 to the total of such amounts as presented in the condensed consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	September 30, 2021	December 31, 2020
Cash and cash equivalents	Cash and cash equivalents	$1,367,464	$1,227,002
Restricted cash – current	Prepaid expenses and other current assets	1,181	1,745
Restricted cash – noncurrent	Other assets	17,229	44,847
Total cash, cash equivalents, and restricted cash		$1,385,874	$1,273,594

During the nine months ended September 30, 2021, we sold marketable securities for proceeds of $5.5 million and realized gains of less than $0.1 million on such sales. During the three and nine months ended September 30, 2020, we sold marketable securities for proceeds of $27.6 million and $188.1 million, respectively, and realized gains of less than $0.1 million and $0.2 million, respectively, on such sales. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$147,312	$133	$—	$—	$147,445
U.S. debt	19,009	13	309	3	18,710
Time deposits	388,576	—	—	130	388,446
Total	$554,897	$146	$309	$133	$554,601

	As of December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$213,949	$367	$46	$16	$214,254
U.S. debt	14,521	22	—	—	14,543
Time deposits	291,374	—	—	105	291,269
Total	$519,844	$389	$46	$121	$520,066

The following table presents the change in the allowance for credit losses related to our available-for-sale marketable securities for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Allowance for credit losses, beginning of period	$121	$—
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	207
Provision for credit losses, net	329	215
Sales and maturities of marketable securities	(317)	(374)
Allowance for credit losses, end of period	$133	$48

The contractual maturities of our marketable securities as of September 30, 2021 were as follows (in thousands):

Fair Value
One year or less	$538,879
One year to two years	6,034
Two years to three years	—
Three years to four years	—
Four years to five years	4,813
More than five years	4,875
Total	$554,601

4. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Foreign government obligations	$71,603	$149,700
Supranational debt	10,944	—
U.S. debt	145,151	—
U.S. government obligations	23,681	115,580
Total restricted marketable securities	$251,379	$265,280

Our restricted marketable securities represent long-term investments to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. We have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. As of September 30, 2021 and December 31, 2020, such custodial accounts also included noncurrent restricted cash balances of $0.6 million and $0.7 million, respectively, which were reported within “Other assets.” Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

During the nine months ended September 30, 2021, we sold all our restricted marketable securities for proceeds of $258.9 million and realized gains of $11.7 million on such sales, and repurchased $255.6 million of restricted marketable securities as part of our ongoing management of the custodial accounts. During the nine months ended September 30, 2020, we sold certain restricted marketable securities for proceeds of $115.2 million, realized gains of $15.1 million on such sales, and repurchased $114.5 million of restricted marketable securities as part of our ongoing management of the custodial accounts. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted marketable securities.

The following table summarizes the unrealized gains and losses related to our restricted marketable securities, by major security type, as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$68,081	$5,280	$1,747	$11	$71,603
Supranational debt	11,416	—	472	—	10,944
U.S. debt	150,500	—	5,312	37	145,151
U.S. government obligations	24,662	—	976	5	23,681
Total	$254,659	$5,280	$8,507	$53	$251,379

	As of December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$131,980	$17,720	$—	$—	$149,700
U.S. government obligations	115,648	133	188	13	115,580
Total	$247,628	$17,853	$188	$13	$265,280

The following table presents the change in the allowance for credit losses related to our restricted marketable securities for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Allowance for credit losses, beginning of period	$13	$—
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	54
Provision for credit losses, net	69	(29)
Sales of restricted marketable securities	(29)	(25)
Allowance for credit losses, end of period	$53	$—

As of September 30, 2021, the contractual maturities of our restricted marketable securities were between 9 years and 18 years.

5. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable trade, gross	$249,771	$269,095
Allowance for credit losses	(1,430)	(3,009)
Accounts receivable trade, net	$248,341	$266,086

At September 30, 2021 and December 31, 2020, $60.7 million and $24.4 million, respectively, of our trade accounts receivable were secured by letters of credit and surety bonds issued by creditworthy financial institutions.

Accounts receivable, unbilled, net

Accounts receivable, unbilled, net consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable, unbilled	$25,053	$26,673
Allowance for credit losses	(51)	(303)
Accounts receivable, unbilled, net	$25,002	$26,370

Allowance for credit losses

The following tables present the change in the allowances for credit losses related to our accounts receivable for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
Accounts receivable, trade	2021	2020
Allowance for credit losses, beginning of period	$3,009	$1,386
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	171
Provision for credit losses, net	(1,458)	1,421
Writeoffs	(121)	(565)
Allowance for credit losses, end of period	$1,430	$2,413

	Nine Months Ended September 30,
Accounts receivable, unbilled	2021	2020
Allowance for credit losses, beginning of period	$303	$—
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	459
Provision for credit losses, net	(252)	635
Writeoffs	—	(175)
Allowance for credit losses, end of period	$51	$919

Inventories

Inventories consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$356,109	$292,334
Work in process	61,195	64,709
Finished goods	466,581	411,773
Inventories	$883,885	$768,816
Inventories – current	$647,439	$567,587
Inventories – noncurrent	$236,446	$201,229

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	$172,112	$160,534
Derivative instruments (1)	6,682	3,315
Prepaid income taxes	6,206	71,051
Restricted cash	1,181	1,745
Other current assets	17,297	15,094
Prepaid expenses and other current assets	$203,478	$251,739
——————————
(1)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Land	$17,856	$14,498
Buildings and improvements	693,833	693,762
Machinery and equipment	2,507,719	2,184,236
Office equipment and furniture	139,034	143,685
Leasehold improvements	40,206	41,459
Construction in progress	281,715	419,766
Property, plant and equipment, gross	3,680,363	3,497,406
Accumulated depreciation	(1,174,442)	(1,095,121)
Property, plant and equipment, net	$2,505,921	$2,402,285

Depreciation of property, plant and equipment was $59.1 million and $174.7 million for the three and nine months ended September 30, 2021, respectively, and $49.7 million and $145.5 million for the three and nine months ended September 30, 2020, respectively.

PV solar power systems, net

PV solar power systems, net consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
PV solar power systems, gross	$291,898	$298,067
Accumulated depreciation	(61,475)	(54,671)
PV solar power systems, net	$230,423	$243,396

Depreciation of PV solar power systems was $3.0 million and $8.9 million for the three and nine months ended September 30, 2021, respectively, and $4.8 million and $16.4 million for the three and nine months ended September 30, 2020, respectively.

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

As of September 30, 2021 and December 31, 2020, the recoverability of our Luz del Norte PV solar power plant was based, in part, on the likelihood of our continued ownership and operation of the system. However, it is reasonably possible that our intent to hold the asset may change in the near term due to our evaluation of strategic sale opportunities for the system. The pursuit of such opportunities, which require coordination with the system’s lenders, may result in a determination that the carrying value of the system is not recoverable based on the probability-weighted undiscounted future cash flows, which in turn could result in a possible impairment of the system in future periods. Accordingly, any changes in our expected use of the asset or its disposition may result in impairment charges that could be material to our condensed consolidated financial statements and have a significant adverse impact on our results of operations.

Project assets

Project assets consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Project assets – development costs, including project acquisition and land costs	$129,844	$176,346
Project assets – construction costs	205,415	197,031
Project assets	$335,259	$373,377

Other assets

Other assets consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Operating lease assets (1)	$238,508	$226,664
Advanced payments for raw materials	89,252	97,883
Income tax receivables	39,888	36
Indirect tax receivables	24,785	14,849
Accounts receivable, unbilled, net	24,018	22,722
Accounts receivable trade, net	23,094	—
Restricted cash	17,229	44,847
Other	35,319	27,129
Other assets	$492,093	$434,130
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

Goodwill

Goodwill for the relevant reporting unit consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	December 31, 2020	Acquisitions (Impairments)	September 30, 2021
Modules	$407,827	$—	$407,827
Accumulated impairment losses	(393,365)	—	(393,365)
Goodwill	$14,462	$—	$14,462

Intangible assets, net

The following tables summarize our intangible assets at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$99,964	$(59,518)	$40,446
Power purchase agreements	6,486	(1,539)	4,947
Patents	8,173	(5,631)	2,542
Intangible assets, net	$114,623	$(66,688)	$47,935

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$99,964	$(52,115)	$47,849
Power purchase agreements	6,486	(1,296)	5,190
Patents	8,173	(5,074)	3,099
Intangible assets, net	$114,623	$(58,485)	$56,138

Amortization of intangible assets was $2.7 million and $8.2 million for the three and nine months ended September 30, 2021, respectively, and $2.7 million and $8.1 million for the three and nine months ended September 30, 2020, respectively.

Accrued expenses

Accrued expenses consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Accrued project costs	$43,721	$81,380
Accrued freight	42,091	26,580
Accrued inventory	39,514	25,704
Accrued compensation and benefits	29,030	51,685
Accrued property, plant and equipment	20,637	66,543
Product warranty liability (1)	16,752	22,278
Other	39,418	36,297
Accrued expenses	$231,163	$310,467
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product Warranties.”

Other current liabilities

Other current liabilities consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Operating lease liabilities (1)	$13,566	$14,006
Derivative instruments (2)	1,720	5,280
Other taxes payable	1,221	30,041
Other	8,602	33,710
Other current liabilities	$25,109	$83,037
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Other liabilities

Other liabilities consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Operating lease liabilities (1)	$173,627	$189,034
Deferred revenue	68,663	44,919
Product warranty liability (2)	41,789	72,818
Deferred tax liabilities, net	14,305	23,671
Other	43,433	41,784
Other liabilities	$341,817	$372,226
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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Prepaid Expenses and Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$628	$18	$36	$—
Commodity swap contracts	633	—	—	—
Total derivatives designated as hedging instruments	$1,261	$18	$36	$—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$5,421	$—	$1,684	$—
Interest rate swap contracts	—	—	—	595
Total derivatives not designated as hedging instruments	$5,421	$—	$1,684	$595
Total derivative instruments	$6,682	$18	$1,720	$595

	December 31, 2020
	Prepaid Expenses and Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$—	$2,504	$341
Commodity swap contracts	1,478	—	—
Total derivatives designated as hedging instruments	$1,478	$2,504	$341

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1,837	$2,776	$—
Total derivatives not designated as hedging instruments	$1,837	$2,776	$—
Total derivative instruments	$3,315	$5,280	$341

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Foreign Exchange Forward Contracts	Commodity Swap Contracts	Total
Balance as of December 31, 2020	$(3,644)	$1,472	$(2,172)
Amounts recognized in other comprehensive income (loss)	2,268	1,531	3,799
Amounts reclassified to earnings impacting:
Cost of sales	1,913	(883)	1,030
Balance as of September 30, 2021	$537	$2,120	$2,657

Balance as of December 31, 2019	$(962)	$—	$(962)
Amounts recognized in other comprehensive income (loss)	(2,129)	(228)	(2,357)
Amounts reclassified to earnings impacting:
Cost of sales	647	—	647
Balance as of September 30, 2020	$(2,444)	$(228)	$(2,672)

During the three and nine months ended September 30, 2021, we recognized unrealized gains of less than $0.1 million and unrealized losses of less than $0.1 million, respectively, within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges. During the three and nine months ended September 30, 2020, we recognized unrealized gains of $0.1 million and $1.2 million, respectively, within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges.

The following table presents gains and losses related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Line Item	2021	2020	2021	2020
Foreign exchange forward contracts	Cost of sales	$103	$(195)	$(174)	$(73)
Foreign exchange forward contracts	Foreign currency loss, net	1,802	(2,598)	10,821	(2,405)
Interest rate swap contracts	Interest expense, net	96	(5,878)	(595)	(7,259)

Interest Rate Risk

We use interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use such swap contracts for speculative or trading purposes. During the nine months ended September 30, 2021 and 2020, all of our interest rate swap contracts related to project specific debt facilities. Such swap contracts did not qualify for accounting as cash flow hedges in accordance with Accounting Standards Codification (“ASC”) 815 due to our expectation to sell the associated projects before the maturity of their project specific debt financings and corresponding swap contracts. Accordingly, changes in the fair values of these swap contracts were recorded directly to “Interest expense, net.”

In June 2021, FS Japan Project B4 GK, our indirect wholly-owned subsidiary and project company, entered into an interest rate swap contract to hedge a portion of the floating rate term loan facility under the project’s Ikeda Credit Facility (as defined in Note 9. “Debt” to our condensed consolidated financial statements). Such swap had an initial notional value of ¥0.7 billion and entitled the project to receive a six-month floating Tokyo Interbank Offered Rate (“TIBOR”) plus 0.70% interest rate while requiring the project to pay a fixed rate of 1.12%. The notional amount of the interest rate swap contract proportionately adjusts with scheduled draws and principal payments on the underlying hedged debt. As of September 30, 2021, the notional value of the interest rate swap contract was ¥1.0 billion ($8.6 million).

Foreign Currency Risk

Cash Flow Exposure

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of September 30, 2021 and December 31, 2020, these foreign exchange forward contracts hedged our forecasted cash flows for periods up to 14 months and 20 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of September 30, 2021 and December 31, 2020.

As of September 30, 2021 and December 31, 2020, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

	September 30, 2021
Currency	Notional Amount	USD Equivalent
U.S. dollar (1)	$39.8	$39.8
British pound	GBP 10.6	$14.3

	December 31, 2020
Currency	Notional Amount	USD Equivalent
U.S. dollar (1)	$43.4	$43.4
——————————
(1)These derivative instruments represent hedges of outstanding payables denominated in U.S. dollars at certain of our foreign subsidiaries whose functional currencies are other than the U.S. dollar.

In the following 12 months, we expect to reclassify to earnings $0.5 million of net unrealized gains related to foreign exchange forward contracts that are included in “Accumulated other comprehensive loss” at September 30, 2021 as we realize the earnings effects of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rates when we realize the related forecasted transactions.

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

As of September 30, 2021 and December 31, 2020, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	September 30, 2021
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 3.2	$2.3
Purchase	Brazilian real	BRL 2.6	$0.5
Purchase	Chilean peso	CLP 985.0	$1.2
Sell	Chilean peso	CLP 4,240.6	$5.3
Purchase	Euro	€86.4	$100.6
Sell	Euro	€32.6	$37.9
Purchase	British pound	GBP 2.5	$3.4
Sell	Indian rupee	INR 1,830.0	$24.7
Purchase	Japanese yen	¥151.8	$1.4
Sell	Japanese yen	¥27,325.6	$244.9
Purchase	Malaysian ringgit	MYR 30.5	$7.3
Sell	Malaysian ringgit	MYR 26.8	$6.4
Sell	Mexican peso	MXN 34.6	$1.7
Purchase	Singapore dollar	SGD 5.5	$4.0

	December 31, 2020
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 3.2	$2.5
Purchase	Brazilian real	BRL 2.6	$0.5
Sell	Canadian dollar	CAD 8.9	$7.0
Purchase	Chilean peso	CLP 2,006.0	$2.8
Sell	Chilean peso	CLP 4,476.7	$6.3
Purchase	Euro	€140.0	$172.1
Sell	Euro	€63.6	$78.2
Sell	Indian rupee	INR 619.2	$8.4
Purchase	Japanese yen	¥1,593.7	$15.5
Sell	Japanese yen	¥20,656.6	$200.5
Purchase	Malaysian ringgit	MYR 69.3	$17.2
Sell	Malaysian ringgit	MYR 24.9	$6.2
Sell	Mexican peso	MXN 34.6	$1.7
Purchase	Singapore dollar	SGD 2.9	$2.2

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

This commodity swap contract qualifies for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. We report unrealized gains or losses on such contract in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that this derivative financial instrument was highly effective as a cash flow hedge as of September 30, 2021 and December 31, 2020. In the following 12 months, we expect to reclassify into earnings $2.1 million of net unrealized gains related to this commodity swap contract that are included in “Accumulated other comprehensive loss” at September 30, 2021 as we realize the earnings effects of the related forecasted transactions.

7. Leases

Our lease arrangements include land associated with our systems projects, our corporate and administrative offices, land for our international manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Japan, Malaysia, India, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the three and nine months ended September 30, 2021 and 2020, and as of September 30, 2021 and December 31, 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$4,622	$4,798	$13,171	$13,694
Variable lease cost	575	628	1,575	1,919
Short-term lease cost	104	1,112	711	2,817
Total lease cost	$5,301	$6,538	$15,457	$18,430

Payments of amounts included in the measurement of operating lease liabilities			$16,813	$15,756
Lease assets obtained in exchange for operating lease liabilities			$19,769	$93,992

			September 30, 2021	December 31, 2020
Operating lease assets			$238,508	$226,664
Operating lease liabilities – current			13,566	14,006
Operating lease liabilities – noncurrent			173,627	189,034

Weighted-average remaining lease term	20 years	20 years
Weighted-average discount rate	2.6%	2.9%

As of September 30, 2021, the future payments associated with our lease liabilities were as follows (in thousands):

Total Lease Liabilities
Remainder of 2021	$3,292
2022	17,051
2023	17,100
2024	16,608
2025	15,979
2026	14,489
Thereafter	140,192
Total future payments	224,711
Less: interest	(37,518)
Total lease liabilities	$187,193

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents. At September 30, 2021 and December 31, 2020, our cash equivalents consisted of money market funds. We value our cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At September 30, 2021 and December 31, 2020, our marketable securities consisted of foreign debt, U.S. debt, and time deposits, and our restricted marketable securities consisted of foreign and U.S. government obligations, supranational debt, and U.S. debt. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At September 30, 2021 and December 31, 2020, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies, interest rate swap contracts involving major interest rates, and commodity swap contracts involving major commodity prices. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including interest rate curves, credit risk, foreign exchange rates, forward and spot prices for currencies, and forward prices for commodities. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At September 30, 2021 and December 31, 2020, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$2	$2	$—	$—
Marketable securities:
Foreign debt	147,445	—	147,445	—
U.S. debt	18,710	—	18,710	—
Time deposits	388,446	388,446	—	—
Restricted marketable securities	251,379	—	251,379	—
Derivative assets	6,700	—	6,700	—
Total assets	$812,682	$388,448	$424,234	$—
Liabilities:
Derivative liabilities	$2,315	$—	$2,315	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$2	$2	$—	$—
Marketable securities:
Foreign debt	214,254	—	214,254	—
U.S. debt	14,543	—	14,543	—
Time deposits	291,269	291,269	—	—
Restricted marketable securities	265,280	—	265,280	—
Derivative assets	3,315	—	3,315	—
Total assets	$788,663	$291,271	$497,392	$—
Liabilities:
Derivative liabilities	$5,621	$—	$5,621	$—

Fair Value of Financial Instruments

At September 30, 2021 and December 31, 2020, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Accounts receivable, unbilled, net - noncurrent	$24,018	$21,498	$22,722	$22,096
Accounts receivable trade, net - noncurrent	23,094	20,111	—	—
Liabilities:
Long-term debt, including current maturities (1)	$287,185	$290,457	$287,149	$297,076
——————————
(1)Excludes unamortized discounts and issuance costs.

The carrying values in our condensed consolidated balance sheets of our trade accounts receivable, current unbilled accounts receivable, restricted cash, accounts payable, and accrued expenses approximated their fair values due to their nature and relatively short maturities; therefore, we excluded them from the foregoing table. The fair value measurements for our noncurrent unbilled accounts receivable, noncurrent trade accounts receivable, and long-term debt are considered Level 2 measurements under the fair value hierarchy.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, marketable securities, accounts receivable, restricted cash, restricted marketable securities, foreign exchange forward contracts, interest rate swap contracts, and commodity swap contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place these instruments with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions. Our net sales are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary. Depending upon the sales arrangement, we may require some form of payment security from our customers, including advance payments, parent guarantees, letters of credit, bank guarantees, or surety bonds. We also have power purchase agreements (“PPAs”) that subject us to credit risk in the event our off-take counterparties are unable to fulfill their contractual obligations, which may adversely affect our project assets and certain receivables. Accordingly, we closely monitor the credit standing of existing and potential off-take counterparties to limit such risks.

9. Debt

Our long-term debt consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

		Balance (USD)
Loan Agreement	Currency	September 30, 2021	December 31, 2020
Revolving Credit Facility	USD	$—	$—
Luz del Norte Credit Facilities	USD	184,546	186,230
Japan Credit Facility	JPY	33,870	13,813
Tochigi Credit Facility	JPY	—	39,400
Kyoto Credit Facility	JPY	44,053	47,706
Ikeda Credit Facility	JPY	24,716	—
Long-term debt principal		287,185	287,149
Less: unamortized discounts and issuance costs		(8,573)	(7,918)
Total long-term debt		278,612	279,231
Less: current portion		(37,129)	(41,540)
Noncurrent portion		$241,483	$237,691

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

In March 2017, we amended the terms of the DFC and IFC credit facilities. Such amendments (i) allowed for the capitalization of accrued and unpaid interest through March 15, 2017, along with the capitalization of certain future interest payments as variable rate loans under the credit facilities, (ii) allowed for the conversion of certain fixed rate loans to variable rate loans upon scheduled repayment, (iii) extended the maturity of the DFC and IFC loans until June 2037, and (iv) canceled the remaining borrowing capacity under the DFC and IFC credit facilities with the exception of the capitalization of certain future interest payments. As of September 30, 2021 and December 31, 2020, the balance outstanding on the DFC loans was $138.2 million and $139.4 million, respectively. As of September 30, 2021 and December 31, 2020, the balance outstanding on the IFC loans was $46.3 million and $46.8 million, respectively. The DFC and IFC loans are secured by liens over all of Luz del Norte’s assets and by a pledge of all of the equity interests in the entity. In October 2021, we received a waiver for technical noncompliance related to the credit facilities as of September 30, 2021.

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

Variable Interest Rate Risk

Certain of our long-term debt agreements bear interest at LIBOR, TIBOR, or equivalent variable rates. An increase in these variable rates would increase the cost of borrowing under certain project specific debt financings. Our long-term debt borrowing rates as of September 30, 2021 were as follows:

Loan Agreement	September 30, 2021
Luz del Norte Credit Facilities (1)	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
Japan Credit Facility	1-month TIBOR plus 0.55%
Kyoto Credit Facility	1-month TIBOR plus 0.60%
Ikeda Credit Facility (2)	Fixed rate term loan facility at 1.20%
Variable rate term loan facility at 6-month TIBOR plus 0.70% (3)
Consumption tax facility at 3-month TIBOR plus 0.50%
Debt service reserve facility at 6-month TIBOR plus 1.20%
——————————
(1)Outstanding balance comprised of $135.9 million of fixed rate loans and $48.6 million of variable rate loans as of September 30, 2021.

(2)Outstanding balance comprised of $12.2 million of fixed rate loans and $12.5 million of variable rate loans as of September 30, 2021.

(3)We have entered into an interest rate swap contract to hedge a portion of this variable rate. See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for additional information.

Future Principal Payments

At September 30, 2021, the future principal payments on our long-term debt were due as follows (in thousands):

Total Debt
Remainder of 2021	$717
2022	37,905
2023	6,687
2024	55,137
2025	8,636
2026	9,114
Thereafter	168,989
Total long-term debt future principal payments	$287,185

10. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of September 30, 2021, the majority of these commercial commitments supported our systems projects. As of September 30, 2021, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Bilateral facilities (1)	$27.4	$287.6
Surety bonds	12.6	703.8
——————————
(1)Of the total letters of credit issued under the bilateral facilities, $2.6 million was secured with cash.

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

Product warranty activities during the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product warranty liability, beginning of period	$91,058	$123,194	$95,096	$129,797
Accruals for new warranties issued	1,680	3,435	8,397	7,903
Settlements	(1,091)	(9,289)	(6,730)	(18,772)
Changes in estimate of product warranty liability	(33,106)	(19,987)	(38,222)	(21,575)
Product warranty liability, end of period	$58,541	$97,353	$58,541	$97,353
Current portion of warranty liability	$16,752	$22,325	$16,752	$22,325
Noncurrent portion of warranty liability	$41,789	$75,028	$41,789	$75,028

We estimate our limited product warranty liability for power output and defects in materials and workmanship under normal use and service conditions based on return rates for each series of module technology. During the three months ended September 30, 2021, we revised this estimate based on updated information regarding our warranty claims, which reduced our product warranty liability by $33.1 million. This updated information reflected lower-than-expected warranty claims for our older series of module technology as well as the evolving claims profile of our newest series of module technology, resulting in reductions to our projected module return rates. During the three months ended September 30, 2020, we revised this estimate based on updated information regarding our warranty claims, which reduced our product warranty liability by $19.7 million. This updated information reflected lower-than-expected settlements for our older series of module technology and revisions to projected settlements, resulting in a lower projected return rate.

In general, we expect the return rates for our Series 6 modules to be lower than our older series, and we estimate that the return rate for such newer series of module technology will be less than 1%. As of September 30, 2021, a 1% increase in the return rate across all series of module technology would increase our product warranty liability by $112.2 million, and a 1% increase in the return rate for balance of systems (“BoS”) parts would not have a material impact on the associated warranty liability.

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of September 30, 2021 and December 31, 2020, we accrued $3.8 million and $3.2 million of current indemnification liabilities, respectively. As of September 30, 2021, the maximum potential amount of future payments under our indemnifications was $101.8 million, and we held insurance and other instruments allowing us to recover up to $28.2 million of potential amounts paid under the indemnifications.

In September 2017, we made an indemnification payment in connection with the sale of one of our projects following the underpayment of anticipated cash grants by the United States government. In February 2018, the associated project entity commenced legal action against the United States government seeking full payment of the cash grants. In May 2021, the parties reached an agreement, pursuant to which the United States government made a settlement payment to the project entity. Under the terms of the indemnification arrangement, we received $65.1 million for our portion of the settlement payment, which we recorded as revenue during the nine months ended September 30, 2021.

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

We periodically review our estimates of expected future recycling costs and may adjust our liability accordingly. During the three months ended September 30, 2021, we completed our annual cost study of obligations under our module collection and recycling program and increased the associated liability by $10.8 million primarily due to lower estimated by-product credits for certain semiconductor materials recovered during the recycling process and updates to certain valuation assumptions. During the three months ended September 30, 2020, we completed our annual cost study of obligations under our module collection and recycling program and reduced the associated liability by $18.9 million primarily due to changes to the estimated timing of cash flows associated with capital, labor, and maintenance costs and updates to certain valuation assumptions.

Our module collection and recycling liability was $140.0 million and $130.7 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, a 10% increase in the expected future recycling costs would increase the liability by $14.0 million. See Note 4. “Restricted Marketable Securities” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

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

11. Revenue from Contracts with Customers

The following table presents the disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2021 and 2020 along with the reportable segment for each category (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Category	Segment	2021	2020	2021	2020
Solar modules	Modules	$562,810	$422,480	$1,640,436	$1,187,679
Solar power systems	Systems	10,132	471,174	311,076	776,724
O&M services	Systems	5,262	28,061	37,210	89,237
Energy generation (1)	Systems	7,339	14,335	29,375	54,884
EPC services (2)	Systems	(2,039)	(8,485)	(2,039)	(6,424)
Net sales		$583,504	$927,565	$2,016,058	$2,102,100
——————————
(1)During the three and nine months ended September 30, 2020, the majority of energy generated and sold by our PV solar power systems was accounted for under ASC 840 consistent with the classification of the associated PPAs.

(2)For certain of our EPC agreements, we provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable period meets or exceeds the modeled energy expectation, after certain adjustments. If there is an underperformance event with regard to these tests, we may incur liquidated damages as specified in the applicable EPC agreement. During the three months ended September 30, 2020, we accrued liquidated damages for certain of these agreements, which we recognized as a reduction to revenue. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our performance guarantee arrangements.

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

The following table outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and nine months ended September 30, 2021 and 2020 as well as the number of projects that comprise such changes. For purposes of the table, we only include projects with changes in estimates that have a net impact on revenue of at least $1.0 million during the periods presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Number of projects	4	6	9	12

Increase (decrease) in revenue from net changes in transaction prices (in thousands) (1)	$7,818	$(16,319)	$72,950	$(25,470)
Increase (decrease) in revenue from net changes in input cost estimates (in thousands)	—	24	—	(2,483)
Net increase (decrease) in revenue from net changes in estimates (in thousands)	$7,818	$(16,295)	$72,950	$(27,953)

Net change in estimate as a percentage of aggregate revenue	0.9%	(1.3)%	2.3%	(1.3)%
——————————
(1)During the nine months ended September 30, 2021, we recorded revenue of $65.1 million associated with the settlement of an outstanding indemnification arrangement associated with the sale of one of our projects. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our indemnification arrangements.

The following table reflects the changes in our contract assets, which we classify as “Accounts receivable, unbilled,” and our contract liabilities, which we classify as “Deferred revenue,” for the nine months ended September 30, 2021. As of December 31, 2020, these balances excluded any assets or liabilities classified as held for sale (in thousands):

	September 30, 2021	December 31, 2020	Nine Month Change
Accounts receivable, unbilled (1)	$49,204	$49,395
Allowance for credit losses	(184)	(303)
Accounts receivable, unbilled, net	$49,020	$49,092	$(72)	—%

Deferred revenue (2)	$307,473	$233,732	$73,741	32%
——————————
(1)Includes $24.2 million and $22.7 million of noncurrent accounts receivable, unbilled classified as “Other assets” on our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

(2)Includes $68.7 million and $44.9 million of noncurrent deferred revenue classified as “Other liabilities” on our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

During the nine months ended September 30, 2021, our contract assets decreased by $0.1 million primarily due to final billings for certain project sales, offset by unbilled receivables associated with the sale of the Sun Streams 4 and Sun Streams 5 projects in the current period. During the nine months ended September 30, 2021, our contract liabilities increased by $73.7 million primarily due to advance payments received for sales of solar modules in the current period, partially offset by the recognition of revenue for sales of solar modules for which payment was received in 2020. During the nine months ended September 30, 2021 and 2020, we recognized revenue of $169.5 million and $296.7 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

As of September 30, 2021, we had entered into contracts with customers for the future sale of 16.4 GWDC of solar modules for an aggregate transaction price of $4.6 billion. We expect to recognize such amounts as revenue through 2024 as we transfer control of the modules to the customers. While our contracts with customers typically represent firm purchase commitments, these contracts may be subject to amendments made by us or requested by our customers. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

12. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales (1)	$154	$1,099	$235	$2,554
Selling, general and administrative (1)	5,746	5,562	14,998	13,323
Research and development (2)	529	548	(259)	2,312
Total share-based compensation expense	$6,429	$7,209	$14,974	$18,189
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

(2)Effective March 15, 2021, our former Chief Technology Officer retired from the Company, which resulted in the forfeiture of his unvested shares during the nine months ended September 30, 2021.

Share-based compensation expense capitalized in inventory, project assets, and PV solar power systems was $0.8 million as of September 30, 2021 and $1.1 million as of December 31, 2020. As of September 30, 2021, we had $29.3 million of unrecognized share-based compensation expense related to unvested restricted and performance units, which we expect to recognize over a weighted-average period of approximately 1.4 years.

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

Our effective tax rate was 16.7% and (16.9)% for the nine months ended September 30, 2021 and 2020, respectively. The increase in our effective tax rate was primarily driven by a discrete tax benefit in the prior year associated with the net operating loss carryback provisions of the CARES Act described above. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to the beneficial impact of the Malaysian tax holiday and Vietnamese tax incentive.

Our Malaysian subsidiary has been granted a long-term tax holiday that expires in 2027. The tax holiday, which generally provides for a full exemption from Malaysian income tax, is conditional upon our continued compliance with certain employment and investment thresholds, which we are currently in compliance with and expect to continue to comply with through the expiration of the tax holiday in 2027. In addition, our Vietnamese subsidiary has been granted a tax incentive that provides a two-year tax exemption, which began in 2020, and reduced annual tax rates through the end of 2025.

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

14. Net Income per Share

The calculation of basic and diluted net income per share for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic net income per share
Numerator:
Net income	$45,203	$155,037	$337,323	$282,652
Denominator:
Weighted-average common shares outstanding	106,320	105,967	106,241	105,830

Diluted net income per share
Denominator:
Weighted-average common shares outstanding	106,320	105,967	106,241	105,830
Effect of restricted and performance units and stock purchase plan shares	579	784	638	707
Weighted-average shares used in computing diluted net income per share	106,899	106,751	106,879	106,537

Net income per share:
Basic	$0.43	$1.46	$3.18	$2.67
Diluted	$0.42	$1.45	$3.16	$2.65

The following table summarizes the shares of common stock that were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2021 and 2020 as such shares would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Anti-dilutive shares	8	1	3	—

15. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2021 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2020	$(76,239)	$16,630	$(2,117)	$(61,726)
Other comprehensive (loss) income before reclassifications	(12,544)	(9,399)	3,799	(18,144)
Amounts reclassified from accumulated other comprehensive loss	1,203	(11,696)	1,030	(9,463)
Net tax effect	—	1,134	(545)	589
Net other comprehensive (loss) income	(11,341)	(19,961)	4,284	(27,018)
Balance as of September 30, 2021	$(87,580)	$(3,331)	$2,167	$(88,744)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Foreign currency translation adjustment:
Foreign currency translation adjustment	Cost of sales	$—	$370	$—	$370
Foreign currency translation adjustment	Other (expense) income, net	(728)	—	(1,203)	—
Total foreign currency translation adjustment		(728)	370	(1,203)	370
Unrealized gain on marketable securities and restricted marketable securities	Other (expense) income, net	—	9	11,696	15,346
Unrealized gain (loss) on derivative contracts:
Foreign exchange forward contracts	Cost of sales	15	(334)	(1,913)	(647)
Commodity swap contracts	Cost of sales	670	—	883	—
Total unrealized gain (loss) on derivative contracts		685	(334)	(1,030)	(647)
Total (loss) gain reclassified		$(43)	$45	$9,463	$15,069

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

The following tables present certain financial information for our reportable segments for the three and nine months ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020 (in thousands):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Modules	Systems	Total	Modules	Systems	Total
Net sales	$562,810	$20,694	$583,504	$422,480	$505,085	$927,565
Gross profit	118,260	6,320	124,580	124,822	168,193	293,015
Depreciation and amortization expense	56,335	3,045	59,380	43,137	4,982	48,119

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Modules	Systems	Total	Modules	Systems	Total
Net sales	$1,640,436	$375,622	$2,016,058	$1,187,679	$914,421	$2,102,100
Gross profit	328,047	155,418	483,465	280,115	240,698	520,813
Depreciation and amortization expense	163,747	9,193	172,940	132,529	17,477	150,006

	September 30, 2021			December 31, 2020
	Modules	Systems	Total	Modules	Systems	Total
Goodwill	$14,462	$—	$14,462	$14,462	$—	$14,462

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements concerning, among other things: the length and severity of the ongoing COVID-19 (novel coronavirus) outbreak, including its impacts across our businesses on demand, manufacturing, project development, construction, O&M, financing, and our global supply chains, actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impacts, and the ability of our customers, suppliers, equipment vendors, and other counterparties to fulfill their contractual obligations to us; effects resulting from certain module manufacturing changes; our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties, solar module technology and cost reduction roadmaps, currently anticipated delays in the implementation of our CuRe program and related estimated impacts, restructuring, product reliability, investments, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; the impact of public policies, such as tariffs or other trade remedies imposed on solar cells and modules; the potential impact of proposed legislation intended to encourage renewable energy investments through tax credits; effects resulting from pending litigation; our ability to expand manufacturing capacity worldwide; our ability to reduce the costs to develop and construct PV solar power systems; the impact of supply chain disruptions, further exacerbated by the COVID-19 pandemic, that may affect the procurement of raw materials used in our manufacturing process and the distribution of our modules; research and development (“R&D”) programs and our ability to improve the wattage of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” “contingent,” and the negative or plural of these words, and other comparable terminology.

Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q and therefore speak only as of the filing date. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason, whether as a result of new information, future developments, or otherwise. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the severity and duration of the COVID-19 pandemic, including its potential impact on the Company’s business, financial condition, and results of operations; structural imbalances in global supply and demand for PV solar modules; the market for renewable energy, including solar energy; our competitive position and other key competitive factors; reduction, elimination, or expiration of government subsidies, policies, and support programs for solar energy projects; the impact of public policies, such as tariffs or other trade remedies imposed on solar cells and modules; the passage of proposed legislation intended to encourage renewable energy investments through tax credits; our ability to execute on our long-term strategic plans; our ability to execute on our solar module technology and cost reduction roadmaps; our ability to improve the wattage of our solar modules; interest rate fluctuations and both our and our customers’ ability to secure financing; the creditworthiness of our off-take counterparties and the ability of our off-take counterparties to fulfill their contractual obligations to us; the loss of any of our large customers or the ability of our customers and counterparties to perform under their contracts with us; the satisfaction of conditions precedent in our sales agreements; our ability to attract new customers and to develop and maintain existing customer and supplier relationships; our ability to successfully develop and complete our systems business projects; our ability to convert existing production facilities to support new product lines; general economic and business conditions, including those influenced by U.S., international, and geopolitical events; environmental responsibility, including with respect to CdTe and other semiconductor materials; claims under our limited warranty obligations; changes in, or the failure to comply with, government regulations and environmental, health, and safety requirements; effects resulting from pending litigation; future collection and recycling costs for solar modules covered by our module collection and recycling program; supply chain disruption, including the availability of shipping containers, port congestion, cancelled shipments by logistic providers, and the cost of fuel, all of which may be exacerbated by the COVID-19 pandemic; our ability to protect our intellectual property; our ability to prevent and/or minimize the impact of cyber-attacks or other breaches of our information systems; our continued investment in research and development; the supply and price of components and raw materials, including CdTe; our ability to attract and retain key executive officers and associates; and the matters discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the SEC. You should carefully consider the risks and uncertainties described in these reports.

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

Certain of our financial results and other key operational developments for the three months ended September 30, 2021 include the following:

•Net sales for the three months ended September 30, 2021 decreased by 37% to $583.5 million compared to $927.6 million for the same period in 2020. The decrease was primarily driven by the sales of the Ishikawa, Miyagi, Anamizu, Tungabhadra, and Anantapur projects in the prior period, partially offset by an increase in the volume of modules sold to third parties.

•Gross profit for the three months ended September 30, 2021 decreased 10.2 percentage points to 21.4% from 31.6% for the same period in 2020. The decrease in gross profit was primarily due to the volume of higher gross profit projects sold during the prior period, a decrease in the average selling price per watt of our modules, an increase in logistics costs, and an increase to our module collection and recycling liability due to lower estimated by-product credits for certain semiconductor materials recovered during the recycling process, partially offset by continued module cost reductions and a higher benefit from reductions to our product warranty liability in the current period due to lower-than-expected claims for our older series of module technology and the evolving claims profile of our newest series of module technology.

•As of September 30, 2021, we had 7.9 GWDC of total installed Series 6 nameplate production capacity across all our facilities. We produced 2.0 GWDC of solar modules during the three months ended September 30, 2021, which represented a 33% increase in Series 6 module production from the same period in 2020. The increase in Series 6 production was primarily driven by the incremental Series 6 production capacity added in Malaysia in early 2021 and higher throughput at our manufacturing facilities. We expect to produce between 7.6 GWDC and 7.8 GWDC of Series 6 modules during 2021.

Market Overview

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. Although module average selling prices in many global markets have declined over several years, recent module spot pricing has increased due to elevated commodity and freight costs. For example, the price of polysilicon has significantly increased in recent months due to a coal shortage in China, which resulted in higher energy prices and Chinese government mandated power restrictions that led to curtailments of silicon metal production. Given the majority of global polysilicon capacity is located in China, such higher energy prices and reduced operating capacities have further exacerbated the supply and demand imbalance in the polysilicon market, contributing to the increase in polysilicon pricing. While the duration of this elevated period of spot pricing is uncertain, module average selling prices in global markets are expected to continue to decline in the long-term. In the aggregate, we believe manufacturers of solar cells and modules, particularly those in China, have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. Accordingly, we believe the solar industry may experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will also put pressure on pricing. Additionally, intense competition at the system level may result in an environment in which pricing falls rapidly, thereby potentially increasing demand for solar energy solutions but constraining the ability for project developers and diversified module manufacturers to sustain meaningful and consistent profitability. In light of such market realities, we continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process, our diversified capabilities, our financial viability, and the sustainability advantage of our modules and systems.

Global solar markets continue to expand and develop, in part aided by demand elasticity resulting from declining average selling prices, both at the module and system levels, which has promoted the widespread adoption of solar energy. As a result of such market opportunities, we recently announced plans to expand our manufacturing capacity by 6.6 GWDC by constructing our third U.S. manufacturing facility in Lake Township, Ohio and our first manufacturing facility in India. These new facilities are expected to commence operations in the first half of 2023 and the second half of 2023, respectively. Additionally, we are developing solar projects in Japan as we execute on our utility-scale project pipeline. See the table under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Systems Project Pipeline” for additional information about the projects we are developing. Although we expect a portion of our future consolidated net sales, operating income, and cash flows to be derived from such projects, we expect third-party module sales to continue to have a more significant impact on our operating results as we expand our manufacturing capacity and leverage the benefits of our module technology.

Competitive pricing for modules and systems, relative to the cost of traditional forms of energy generation, is expected to contribute to diversification in global electricity generation and further demand for solar energy. Over time, however, declining average selling prices may adversely affect our results of operations to the extent we have not already entered into contracts for future module or system sales. Our results of operations could also be adversely affected if competitors reduce pricing to levels below their costs, bid aggressively low prices for module sale agreements or PPAs, or are able to operate at minimal or negative operating margins for sustained periods of time. For certain of our competitors, including many in China, these practices may be enabled by their direct or indirect access to sovereign capital or other forms of state-owned support. In certain markets in California and elsewhere, an oversupply imbalance at the grid level may reduce short-to-medium term demand for new solar installations relative to prior years, lower PPA pricing, and lower margins on module and system sales to such markets. However, we believe the effects of such imbalance can be mitigated by modern solar power plants and energy storage solutions that offer a flexible operating profile, thereby promoting greater grid stability and enabling a higher penetration of solar energy. We continue to address these uncertainties, in part, by executing on our module technology improvements, partnering with grid operators and utility companies, and implementing certain other cost reduction initiatives.

We face intense competition from manufacturers of crystalline silicon solar modules and developers of solar power projects. Solar module manufacturers compete with one another on price and on several module value attributes, including wattage (through a larger form factor or an improved conversion efficiency), energy yield, degradation, sustainability, and reliability, and developers of systems compete on various factors such as net present value, return on equity, and levelized cost of electricity (“LCOE”), meaning the net present value of a system’s total life cycle costs divided by the quantity of energy that is expected to be produced over the system’s operational life. Most crystalline silicon cell and wafer manufacturers have transitioned from lower efficiency Back Surface Field multi-crystalline cells (the legacy technology against which we have generally competed) to higher efficiency Passivated Emitter Rear Contact (“PERC”) mono-crystalline cells at competitive cost structures. Additionally, while conventional solar modules, including the solar modules we currently produce, are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, several manufacturers of mono-crystalline PERC modules offer bifacial modules that also capture diffuse irradiance on the back side of a module. Bifaciality compromises nameplate efficiency, but by converting both front and rear side irradiance, such technology may improve the overall energy production of a module relative to nameplate efficiency when applied in certain applications, which, after considering the incremental BoS and other costs, could potentially lower the overall LCOE of a system when compared to systems using conventional solar modules, including the modules we currently produce.

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

In addition to these technological advantages, we also warrant that our PV solar modules will produce at least 98% of their labeled power output rating during the first year, with the warranty coverage reducing by a degradation factor of between 0.3% and 0.5%, depending on the module series, every year thereafter throughout the limited power output warranty period of up to 30 years. Based on the implementation of our Copper Replacement (“CuRe”) program, which replaces copper with certain other elements that are expected to enhance module performance, we expect the warranted degradation of our CdTe solar modules to decline to 0.2% per year in the near term. As a result of these and other factors, our PV solar modules can produce more annual energy in real world operating conditions than conventional modules with the same nameplate capacity.

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

Our long-term strategic plans are focused on our goal to create long-term stockholder value through a balance of growth, profitability, and liquidity. In executing such plans, we are focusing on providing utility-scale PV solar energy solutions in key geographic markets that we believe have a compelling need for mass-scale PV solar electricity, including markets throughout the United States, Japan, Europe, India, and certain other strategic markets. Additionally, we continue to focus on opportunities in which our PV solar energy solutions compete directly with traditional forms of energy generation on an LCOE or similar basis, or complement such generation offerings. These opportunities include the retirement and replacement of aging fossil fuel-based generation resources with utility-scale PV solar energy solutions. For example, based on publicly available information, retirements of coal generation plants in the United States alone are expected to approximate 50 GWDC over the next ten years, representing a significant increase in the potential market for solar energy.

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

Our ability to provide solar energy solutions on economically attractive terms is also affected by the availability and cost of logistics services associated with the procurement of raw materials used in our manufacturing process and the distribution of our modules. For example, the cost of ocean freight throughout many parts of the world has continued to increase due to the limited availability of shipping containers, increased port congestion resulting from labor shortages, an increase in cancellations of shipments by logistics providers, and elevated fuel costs. Such factors may disrupt our supply chain and adversely impact our manufacturing operations as several of our key raw materials and components are either single-sourced or sourced from a limited number of suppliers. In response to these disruptions, we have accommodated certain requests for delayed shipments in an effort to manage our shipping routes and mitigate our exposure to uncontracted freight rates. Additionally, due to ongoing schedule reliability issues with many operating ships, we are adjusting our shipping plans to include additional lead time for module deliveries and utilizing our U.S. distribution network to better meet our customer commitments. While it is currently unclear how long these issues will persist, they may be further exacerbated by the disruption of major shipping routes or other economic disruptions caused by the COVID-19 pandemic.

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

Many governments have also proposed policies or support programs intended to encourage renewable energy investments. Such support programs may include additional incentives over several years for renewable energy projects, including PV solar power systems, or manufacturers of renewable energy products. For example, legislation was recently introduced in the U.S. Congress that is intended to increase domestic solar manufacturing and accelerate the transition to clean energy by providing tax credits for U.S. solar manufacturers and project developers. Among other things, such proposed legislation extends the investment tax credit up to 40% for 10 years for solar projects that satisfy certain domestic content, labor, and wage requirements; introduces certain refundable tax credits for solar module components manufactured in the U.S.; revives certain tax credits for capital investments in the manufacturing of solar module components; and expands the scope of production tax credits for energy storage projects. If such legislation is successfully signed into law, or other similar policies or support programs are enacted, it could positively impact our business, financial condition, and results of operations. While we compete in many markets that do not require solar-specific government subsidies or support programs, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives.

We intend to focus our resources in those markets and energy applications in which solar power can be a least-cost, best-fit energy solution, particularly in regions with significant current or projected electricity demand, relatively high existing electricity prices, strong demand for renewable energy generation, and high solar resources, such as the United States, Japan, Europe, and India. As a result, we closely evaluate and monitor the appropriate level of resources required to support such markets and their associated sales opportunities. We have dedicated, and intend to continue to dedicate, significant capital and human resources to reduce the total installed cost of PV solar energy and to ensure that our solutions integrate well into the overall electricity ecosystem of each specific market.

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

We continue to invest significant financial resources in R&D initiatives, including in efforts to enhance module performance such as our CuRe program. However, our CuRe program has encountered challenges in achieving its full performance entitlement in high volume manufacturing conditions, which, together with travel restrictions, quarantine requirements, and government orders impacting our ability to upgrade tooling to support our CuRe program at our manufacturing facilities in Malaysia and Vietnam, has resulted in delays in implementing our CuRe program. As a result, we are revising our expected integration schedule from the end of 2021 to early 2022 for our lead line implementation. In connection with these challenges, we have amended or will endeavor to amend certain customer contracts for modules utilizing CuRe technology, including by substituting our other modules for the modules with CuRe technology that were expected to be delivered under the terms of the original customer contracts. In connection with these customer contract amendments, we may make certain price concessions. Based on the information available to us at this time, including our present assessment of the challenges with our CuRe program and the relative performance characteristics of the substitute modules we can provide to customers, we currently estimate that the price concessions that we potentially will make across the impacted customer contracts described above will not exceed approximately $100 million of 2022 revenue. See Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q for more information related to the delays to our CuRe program.

On occasion, we may temporarily own and operate certain systems with the intention to sell them at a later date. As of September 30, 2021 and December 31, 2020, the recoverability of our Luz del Norte PV solar power plant was based, in part, on the likelihood of our continued ownership and operation of the system. However, it is reasonably possible that our intent to hold the asset may change in the near term due to our evaluation of strategic sale opportunities for the system. The pursuit of such opportunities, which require coordination with the system’s lenders, may result in a determination that the carrying value of the system is not recoverable based on the probability-weighted undiscounted future cash flows, which in turn could result in a possible impairment of the system in future periods. Accordingly, any changes in our expected use of the asset or its disposition may result in impairment charges that could be material to our condensed consolidated financial statements and have a significant adverse impact on our results of operations.

We continually evaluate forecasted global demand, competition, and our addressable market and seek to effectively balance manufacturing capacity with market demand and the nature and extent of our competition. We continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage (or conversion efficiency), and improving manufacturing yield losses. Additionally, we recently announced plans to expand our manufacturing capacity by 6.6 GWDC by constructing our third U.S. manufacturing facility in Lake Township, Ohio and our first manufacturing facility in India. Such additional capacity, and any other potential investments to add or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in the Risk Factors.

In response to the COVID-19 pandemic, governmental authorities have recommended or ordered the limitation or cessation of certain business or commercial activities in jurisdictions in which we do business or have operations. While some of these orders permit the continuation of essential business operations, or permit the performance of minimum business activities, these orders are subject to continuous revision or may be revoked or superseded, or our understanding of the applicability of these orders and exemptions may change at any time. In addition, due to contraction of the virus, or concerns about becoming ill from the virus, we may experience reductions in the availability of our operational workforce, such as our manufacturing personnel. As a result, we may at any time be ordered by governmental authorities, or we may determine, based on our understanding of the recommendations or orders of governmental authorities or the availability of our personnel, that we have to curtail or cease business operations or activities altogether, including manufacturing, fulfillment, project development, construction, operating or maintenance operations, research and development activities, or the implementation of our technology roadmap (such as our CuRe program). At this time, such limitations have had a minimal effect on our manufacturing facilities, with the exception of the aforementioned delay in the implementation of our CuRe program, and we have implemented a wide range of safety measures intended to enable the continuity of our operations and inhibit the spread of COVID-19 at our manufacturing, administrative, and other sites and facilities, including those in the

United States, Malaysia, and Vietnam. While we continue to work with relevant government agencies in Malaysia and Vietnam to allow the essential travel of personnel that support the implementation of our technology roadmap, such implementation may be delayed, and in the case of our CuRe program has been delayed, due to travel restrictions, quarantine requirements, other government orders, or increases in COVID-19 infection rates.

Systems Project Pipeline

The following table summarizes, as of November 4, 2021, our approximately 386 MWAC advanced-stage project pipeline. The actual volume of modules installed in our projects will be greater than the project size in MWAC as module volumes required for a project are based upon MWDC, which will be greater than the MWAC size pursuant to a DC-AC ratio typically ranging from 1.1 to 1.6. Such ratio varies across different projects due to many factors, including PPA pricing and the location, design, and costs of the system. Projects are typically removed from our advanced-stage project pipeline tables below once we substantially complete construction of the project and after substantially all of the associated project revenue is recognized. A project, or a portion of a project, may also be removed from the tables below in the event the project is not able to be sold due to the changing economics of the project or other factors, or we decide to temporarily own and operate the project based on strategic opportunities or market factors.

The following table includes projects with confirmed offtake agreements or projects under contracts with customers subject to certain closing conditions:

Project/Location	Project Size in MWAC	Project under Sales Agreement	Primary Permits Obtained	PPA Contracted Partner	Expected or Actual Substantial Completion Year	% Complete as of September 30, 2021
Luz del Norte, Chile	141	No	Yes	(1)	2016	100%
Momura, Japan	53	No	Yes	(2)	2023	20%
Kyoto, Japan	38	No	Yes	Chubu Electric Power Company	2022	36%
Yatsubo, Japan	26	No	Yes	(2)	2023	49%
Ikeda, Japan	21	No	Yes	(2)	2023	41%
Japan (multiple locations)	107	No	Yes	(3)	2021/2023	38%
Total	386
——————————
(1)Approximately 70 MWAC of the plant’s capacity is contracted under various PPAs; remaining capacity to be sold on an open contract basis.

(2)Project has secured feed-in-tariff rights, and the related PPA will be executed at a later date.

(3)11 MWAC has been contracted with Tokyo Electric Power Company. The remaining 96 MWAC has secured feed-in-tariff rights, and the related PPAs for such projects will be executed at a later date.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.6%	68.4%	76.0%	75.2%
Gross profit	21.4%	31.6%	24.0%	24.8%
Selling, general and administrative	7.5%	5.4%	6.5%	7.6%
Research and development	4.4%	2.5%	3.4%	3.4%
Production start-up	0.5%	1.4%	0.8%	1.1%
Litigation loss	—%	—%	—%	0.3%
Gain on sales of businesses, net	(0.3)%	—%	7.3%	—%
Operating income	8.7%	22.3%	20.5%	12.4%
Foreign currency loss, net	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Interest income	0.3%	0.2%	0.2%	0.7%
Interest expense, net	(0.5)%	(1.2)%	(0.5)%	(1.0)%
Other (expense) income, net	(0.4)%	(0.3)%	0.1%	(0.4)%
Income tax (expense) benefit	(0.1)%	(4.1)%	(3.4)%	1.9%
Net income	7.7%	16.7%	16.7%	13.4%

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

Net sales

Modules Business

We generally price and sell our solar modules on a per watt basis. During the three and nine months ended September 30, 2021, we sold the majority of our solar modules to integrators and operators of systems in the United States, and substantially all of our modules business net sales were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts.

Systems Business

During the three and nine months ended September 30, 2021, the majority of our systems business net sales were in the United States and Chile and were denominated in U.S. dollars. We recognize revenue for the sale of a development project, which excludes EPC services, or for the sale of a completed system when we enter into the associated sales contract with the customer. For other sales of solar power systems and/or EPC services, we generally recognize revenue over time as our performance creates or enhances an energy generation asset controlled by the customer. Furthermore, the sale of a solar power system combined with EPC services represents a single performance obligation for the development and construction of a single generation asset. For such arrangements, we recognize revenue as work is performed using cost based input methods, which result in revenue being recognized as work is performed based on the relationship between actual costs incurred compared to the total estimated costs for a given contract.

The following table shows net sales by reportable segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Nine Month Change
Modules	$562,810	$422,480	$140,330	33%	$1,640,436	$1,187,679	$452,757	38%
Systems	20,694	505,085	(484,391)	(96)%	375,622	914,421	(538,799)	(59)%
Net sales	$583,504	$927,565	$(344,061)	(37)%	$2,016,058	$2,102,100	$(86,042)	(4)%

Net sales from our modules segment increased $140.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to a 51% increase in the volume of watts sold, partially offset by a 12% decrease in the average selling price per watt. Net sales from our systems segment decreased $484.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the sales of the Ishikawa, Miyagi, Anamizu, Tungabhadra, and Anantapur projects in the prior period.

Net sales from our modules segment increased $452.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to a 54% increase in the volume of watts sold, partially offset by a 10% decrease in the average selling price per watt. Net sales from our systems segment decreased $538.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the sales of the Ishikawa, American Kings, Miyagi, Anamizu, Tungabhadra, and Anantapur projects in the prior period and the completion of substantially all construction activities at the GA Solar 4 project in 2020, partially offset by the sales of the Sun Streams 2, Sun Streams 4, and Sun Streams 5 projects in the current period and the settlement of an outstanding indemnification arrangement associated with the sale of one of our projects. Under the terms of the indemnification arrangement, we received $65.1 million for our portion of the settlement payment, which we recorded as revenue during the nine months ended September 30, 2021. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our indemnification arrangements.

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

The following table shows cost of sales by reportable segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Nine Month Change
Modules	$444,550	$297,658	$146,892	49%	$1,312,389	$907,564	$404,825	45%
Systems	14,374	336,892	(322,518)	(96)%	220,204	673,723	(453,519)	(67)%
Total cost of sales	$458,924	$634,550	$(175,626)	(28)%	$1,532,593	$1,581,287	$(48,694)	(3)%
% of net sales	78.6%	68.4%			76.0%	75.2%

Our cost of sales decreased $175.6 million, or 28%, and increased 10.2 percentage points as a percent of net sales for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease in cost of sales was driven by a $322.5 million decrease in our systems segment cost of sales primarily due to the lower volume of projects sold during the period. Such decrease in our systems segment cost of sales was partially offset by a $146.9 million increase in our modules segment cost of sales primarily as a result of the following:

•higher costs of $155.9 million from an increase in the volume of modules sold;
•higher logistics costs of $30.3 million;
•a reduction to our product warranty liability of $19.7 million in 2020 due to lower-than-expected settlements for our older series of module technology and revisions to projected settlements, resulting in a lower projected return rate;
•a reduction to our module collection and recycling liability of $18.9 million in 2020 due to changes to the estimated timing of cash flows associated with capital, labor, and maintenance costs and updates to certain valuation assumptions; and
•an increase to our module collection and recycling liability of $10.8 million in 2021 due to lower estimated by-product credits for certain semiconductor materials recovered during the recycling process and updates to certain valuation assumptions; partially offset by
•continued module cost reductions, which decreased cost of sales by $46.0 million;
•a reduction to our product warranty liability of $33.1 million in 2021 due to lower-than-expected claims for our older series of module technology as well as the evolving claims profile of our newest series of module technology, resulting in reductions to our projected module return rates; and
•an impairment loss of $17.4 million in 2020 for certain module manufacturing equipment, including framing and assembly tools, which were no longer compatible with our long-term module technology roadmap.

Our cost of sales decreased $48.7 million, or 3%, and increased 0.8 percentage points as a percent of net sales for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in cost of sales was driven by a $453.5 million decrease in our systems segment cost of sales primarily due to the lower volume of projects sold and under construction during the period. Such decrease in our systems segment cost of sales was partially offset by a $404.8 million increase in our modules segment cost of sales primarily as a result of the following:

•higher costs of $466.5 million from an increase in the volume of modules sold;
•higher logistics costs of $47.6 million;
•the reduction to our product warranty liability of $19.7 million in 2020 described above;
•the reduction to our module collection and recycling liability of $18.9 million in 2020 described above; and
•the increase to our module collection and recycling liability of $10.8 million in 2021 described above; partially offset by
•continued module cost reductions, which decreased cost of sales by $123.5 million;
•the reduction to our product warranty liability of $33.1 million in 2021 described above; and
•the impairment loss of $17.4 million in 2020 described above.

Gross profit

Gross profit may be affected by numerous factors, including the selling prices of our modules and systems, our manufacturing costs, project development costs, BoS costs, the capacity utilization and downtime of our manufacturing facilities, and foreign exchange rates. Gross profit may also be affected by the mix of net sales from our modules and systems businesses.

The following table shows gross profit for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Nine Month Change
Gross profit	$124,580	$293,015	$(168,435)	(57)%	$483,465	$520,813	$(37,348)	(7)%
% of net sales	21.4%	31.6%			24.0%	24.8%

Gross profit decreased 10.2 percentage points to 21.4% during the three months ended September 30, 2021 from 31.6% during the three months ended September 30, 2020 primarily due to the volume of higher gross profit projects sold during the prior period, a decrease in the average selling price per watt of our modules, an increase in logistics costs, and the increase to our module collection and recycling liability in the current period compared to a reduction in the prior period described above, partially offset by the higher benefit from reductions to our product warranty liability described above and continued module cost reductions.

Gross profit decreased 0.8 percentage points to 24.0% during the nine months ended September 30, 2021 from 24.8% during the nine months ended September 30, 2020 primarily due to a decrease in the average selling price per watt of our modules, the volume of higher gross profit projects sold during the prior period, and an increase in logistics costs, partially offset by continued module cost reductions and the indemnification matter described above.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Nine Month Change
Selling, general and administrative	$43,476	$49,861	$(6,385)	(13)%	$131,909	$160,218	$(28,309)	(18)%
% of net sales	7.5%	5.4%			6.5%	7.6%

Selling, general and administrative expense for the three months ended September 30, 2021 decreased compared to the three months ended September 30, 2020 primarily due to a decrease in employee compensation expense driven by reductions in headcount and lower professional fees, partially offset by higher charges for impairments of certain project assets.

Selling, general and administrative expense for the nine months ended September 30, 2021 decreased compared to the nine months ended September 30, 2020 primarily due to a decrease in employee compensation expense driven by reductions in headcount, lower professional fees, and lower expected credit losses for our accounts receivable.

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

The following table shows research and development expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Nine Month Change
Research and development	$25,426	$22,972	$2,454	11%	$69,234	$71,068	$(1,834)	(3)%
% of net sales	4.4%	2.5%			3.4%	3.4%

Research and development expense for the three months ended September 30, 2021 increased compared to the three months ended September 30, 2020 primarily due to increased material and module testing costs, partially offset by lower employee compensation expense resulting from reductions in R&D headcount.

Research and development expense for the nine months ended September 30, 2021 decreased compared to the nine months ended September 30, 2020 primarily due to lower employee compensation expense resulting from reductions in R&D headcount, lower share-based compensation expense driven by the forfeiture of unvested shares by our former Chief Technology Officer, who retired effective March 15, 2021, and lower impairment charges for certain equipment, partially offset by increased material and module testing costs.

Production start-up

Production start-up expense consists of costs associated with operating a production line before it is qualified for commercial production, including the cost of raw materials for solar modules run through the production line during the qualification phase, employee compensation for individuals supporting production start-up activities, and applicable facility related costs. Production start-up expense also includes costs related to the selection of a new site and implementation costs for manufacturing process improvements to the extent we cannot capitalize these expenditures.

The following table shows production start-up expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Nine Month Change
Production start-up	$2,945	$13,019	$(10,074)	(77)%	$16,014	$23,812	$(7,798)	(33)%
% of net sales	0.5%	1.4%			0.8%	1.1%

During the three months ended September 30, 2021, we incurred production start-up expense primarily for certain manufacturing upgrades at our facilities in Kulim, Malaysia. During the nine months ended September 30, 2021, we incurred production start-up expense primarily for the transition to Series 6 module manufacturing at our second facility in Kulim, Malaysia, which commenced commercial production in early 2021. During the three and nine months ended September 30, 2020, we incurred production start-up expense for the transition to Series 6 module manufacturing at our second facility in Kulim, Malaysia and the capacity expansion of our manufacturing facility in Perrysburg, Ohio.

Litigation loss

The following table shows litigation loss for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Nine Month Change
Litigation loss	$—	$—	$—	—%	$—	$6,000	$(6,000)	(100)%
% of net sales	—%	—%			—%	0.3%

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

Gain on sales of businesses, net

The following table shows gain on sales of businesses, net for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Nine Month Change
Gain on sales of businesses, net	$(1,866)	$—	$(1,866)	(100)%	$147,284	$—	$147,284	100%
% of net sales	(0.3)%	—%			7.3%	—%

In August 2020, we entered into an agreement with a subsidiary of Clairvest for the sale of our North American O&M operations. On March 31, 2021, we completed the transaction. Following certain customary post-closing adjustments, we received total consideration of $149.1 million. As a result of this transaction, we recognized a gain of $115.8 million, net of transaction costs and post-closing adjustments, during the nine months ended September 30, 2021.

In January 2021, we entered into an agreement with Leeward for the sale of our U.S. project development business. On March 31, 2021, we completed the transaction for an aggregate purchase price of $284.0 million. Such purchase price included $151.4 million for the sale of the U.S. project development business and $132.6 million for the sale of 392 MWDC of solar modules, which is presented in “Net sales” on our condensed consolidated statements of operations for the nine months ended September 30, 2021. As a result of this transaction, we recognized a gain of $31.5 million, net of transaction costs and post-closing adjustments, during the nine months ended September 30, 2021.

See Note 2. “Sales of Businesses” to our condensed consolidated financial statements for further information related to these transactions.

Foreign currency loss, net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Nine Month Change
Foreign currency loss, net	$(1,018)	$(1,852)	$834	(45)%	$(4,613)	$(3,549)	$(1,064)	30%

Foreign currency loss, net for the three and nine months ended September 30, 2021 was consistent with the three and nine months ended September 30, 2020.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, and restricted marketable securities. Interest income also includes interest earned from notes receivable and late customer payments.

The following table shows interest income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Nine Month Change
Interest income	$1,752	$2,109	$(357)	(17)%	$3,996	$15,113	$(11,117)	(74)%

Interest income for the three months ended September 30, 2021 was consistent with the three months ended September 30, 2020. Interest income for the nine months ended September 30, 2021 decreased compared to the nine months ended September 30, 2020 primarily due to lower interest rates on marketable securities and cash and cash equivalents and lower average balances associated with marketable securities.

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

The following table shows interest expense, net for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Nine Month Change
Interest expense, net	$(2,958)	$(10,975)	$8,017	(73)%	$(10,577)	$(21,018)	$10,441	(50)%

Interest expense, net for the three and nine months ended September 30, 2021 decreased compared to the three and nine months ended September 30, 2020 primarily due to unfavorable changes in the fair value of interest rate swap contracts in the prior period, which did not qualify for hedge accounting, lower amortization of debt discounts and issuance costs in the current period primarily driven by the repayment of the Ishikawa credit agreement in the prior period, and lower interest expense associated with project debt.

Other (expense) income, net

Other (expense) income, net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted marketable securities.

The following table shows other (expense) income, net for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Nine Month Change
Other (expense) income, net	$(2,603)	$(3,236)	$633	20%	$2,598	$(8,653)	$11,251	130%

Other expense, net for the three months ended September 30, 2021 was consistent with the three months ended September 30, 2020. Other income, net for the nine months ended September 30, 2021 increased compared to the nine months ended September 30, 2020, primarily due to expected credit losses associated with certain notes receivable in the prior period, partially offset by lower realized gains from sales of restricted marketable securities in the current period when compared to the prior period.

Income tax (expense) benefit

Income tax expense or benefit, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions in which we operate, principally Japan, Malaysia, and Vietnam. Significant judgments and estimates are required to determine our consolidated income tax expense. The statutory federal corporate income tax rate in the United States is 21%, and the tax rates in Japan, Malaysia, and Vietnam are 30.6%, 24%, and 20%, respectively. In Malaysia, we have been granted a long-term tax holiday, scheduled to expire in 2027, pursuant to which substantially all of our income earned in Malaysia is exempt from income tax, conditional upon our continued compliance with certain employment and investment thresholds. In Vietnam, we have been granted a tax incentive, scheduled to expire at the end of 2025, pursuant to which income earned in Vietnam is subject to reduced annual tax rates.

The following table shows income tax (expense) benefit for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Three Month Change		2021	2020	Nine Month Change
Income tax (expense) benefit	$(837)	$(38,107)	$37,270	(98)%	$(67,673)	$40,894	$(108,567)	265%
Effective tax rate	1.8%	19.7%			16.7%	(16.9)%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period. Income tax expense decreased by $37.3 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to lower pretax income in the current period. Income tax expense increased by $108.6 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to a discrete tax benefit in the prior year from the effect of tax law changes associated with the CARES Act and higher pretax income in the current period.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe the judgments and estimates involved in over time revenue recognition, accrued solar module collection and recycling, product warranties, accounting for income taxes, and long-lived asset impairments have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our accounting policies during the nine months ended September 30, 2021.

Recent Accounting Pronouncements

None.

Liquidity and Capital Resources

As of September 30, 2021, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, contracts with customers for the future sale of solar modules, and advanced-stage project pipeline will be sufficient to meet our working capital, capital expenditure, and systems project investment needs for at least the next 12 months. As needed, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally.

We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, such as construction activities and purchases of manufacturing equipment for our recently announced manufacturing facility in India and systems project development activities in certain international regions. However, our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to company-specific, industry-wide, or broader market concerns. Any incremental debt financings could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans.

As of September 30, 2021, we had $1.9 billion in cash, cash equivalents, and marketable securities compared to $1.7 billion as of December 31, 2020. The increase in cash, cash equivalents, and marketable securities was primarily driven by cash receipts from module sales to customers; cash proceeds from the sale of our North American O&M operations and U.S. project development business; and cash proceeds from the sale and construction of systems projects; partially offset by purchases of property, plant and equipment; and other operating expenditures. As of September 30, 2021, $0.7 billion of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries and was primarily based in U.S. dollar, Japanese yen, and Indian rupee denominated holdings.

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

We continually evaluate forecasted global demand and seek to balance our manufacturing capacity with such demand. We recently announced our plans to invest approximately $1.3 billion to expand our solar manufacturing capacity by 6.6 GWDC by constructing our third U.S. manufacturing facility in Lake Township, Ohio and our first manufacturing facility in India. These new facilities are expected to commence operations in the first half of 2023 and the second half of 2023, respectively. In addition, we continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage (or conversion efficiency), and improving manufacturing yield losses. During 2021, we expect to spend $675 million to $725 million for capital expenditures, including the new facilities mentioned above and upgrades to machinery and equipment that we believe will further increase our module wattage and expand capacity and throughput at our manufacturing facilities.

We also expect to commit significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing costs. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass and cover glass for our PV solar modules. Our remaining purchases under these supply agreements are expected to be approximately $1.7 billion of substrate glass and approximately $380 million of cover glass. We have the right to terminate these agreements upon payment of specified termination penalties (which, in aggregate, are up to $338 million as of September 30, 2021 and decline over the remaining supply periods).

Our systems business is expected to continue to have significant liquidity requirements in the future. From time to time, we enter into commercial commitments in the form of letters of credit, bank guarantees, and surety bonds to provide financial and performance assurance to third parties, the majority of which support our systems projects. The net amount of our project assets and related portions of deferred revenue and long-term debt, which approximates our net capital investment in the development and construction of systems projects, was $221.7 million as of September 30, 2021. Solar power project development cycles, which span the time between the identification of a site location and the commercial operation of a system, vary substantially and can take many years to mature. As a result of these long project cycles and strategic decisions to finance the development of certain projects using our working capital, we may need to make significant up-front investments of resources in advance of the receipt of any cash from the sale of such projects. Delays in construction or in completing the sale of our systems projects that we are self-financing may also impact our liquidity. In certain circumstances, we may need to finance construction costs exclusively using working capital, if project financing becomes unavailable due to market-wide, regional, or other concerns.

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

Additionally, we may elect to retain an ownership interest in certain systems projects after they become operational if we determine it would be of economic and strategic benefit to do so. If, for example, we cannot sell a system at economics that are attractive to us or potential customers are unwilling to assume the risks and rewards typical of system ownership, we may instead elect to temporarily own and operate such system until we can sell it on more economically attractive terms. The decision to retain ownership of a system impacts our liquidity depending upon the size and cost of the project. As of September 30, 2021, we had $230.4 million of net PV solar power systems placed in service in international markets. We have elected, and may in the future elect, to enter into temporary or long-term project financing to reduce the impact on our liquidity and working capital with regard to such systems.

Cash Flows

The following table summarizes key cash flow activity for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$203,092	$(149,198)
Net cash (used in) provided by investing activities	(83,289)	116,322
Net cash used in financing activities	(9,210)	(98,196)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,687	1,251
Net increase (decrease) in cash, cash equivalents and restricted cash	$112,280	$(129,821)

Operating Activities

The increase in net cash provided by operating activities was primarily driven by higher cash receipts from module sales and the $350 million settlement payment in 2020 associated with our prior class action lawsuit, partially offset by lower cash proceeds from sales of systems projects in the current period.

Investing Activities

The increase in net cash used in investing activities was primarily due to higher purchases of restricted marketable securities and lower proceeds from sales and maturities of marketable securities, partially offset by proceeds from the sale of our North American O&M operations and U.S. project development business.

Financing Activities

The decrease in net cash used in financing activities was primarily due to the repayment of the Ishikawa credit agreement in the prior period, partially offset by higher proceeds from borrowings under project specific debt financings in the prior period for the construction of certain projects in Japan.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 despite the fact that many of our associates continue to work remotely due to the COVID-19 pandemic. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize potential impacts on their design and operating effectiveness.

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

Our failure to further refine our technology, reduce module manufacturing and BoS costs, and develop and introduce improved PV products, including as a result of delays in implementing planned advancements, could render our solar modules or systems uncompetitive and reduce our net sales, profitability, and/or market share.

We need to continue to invest significant financial resources in R&D to continue to improve our module conversion efficiencies, lower the LCOE of our PV solar power systems, and otherwise keep pace with technological advances in the solar industry. However, R&D activities are inherently uncertain, and we could encounter practical difficulties in commercializing our research results. We seek to continuously improve our products and processes, including, for example, certain planned improvements to our Series 6 module technology and manufacturing capabilities, such as the implementation of our copper replacement (or “CuRe”) program or the increase to our module form factor (which we refer to as “Series 6 Plus”), and the resulting changes carry potential risks in the form of delays, performance, additional costs, or other unintended contingencies. For example, implementation of our CuRe program has been delayed as a result of certain challenges, including in achieving its full performance entitlement in high volume manufacturing conditions and certain impediments to our ability to upgrade tooling to support our CuRe program. As a result, we have amended or will endeavor to amend certain related customer contracts, including by potentially making certain price concessions and substituting other modules. While we believe our CuRe program remains promising and that we will be able to resolve the challenges described above, we may encounter unanticipated technological, logistical, or other challenges that could result in further delays to our CuRe program. Any such additional challenges or other circumstances beyond our knowledge or control could cause actual pricing concessions in potential amended customer contracts to exceed, potentially materially, our currently anticipated estimate of approximately $100 million of 2022 revenue. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Trends and Uncertainties” of this Quarterly Report on Form 10-Q for additional information on our CuRe program.

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

FIRST SOLAR, INC.

Date: November 4, 2021	By:	/s/ BYRON JEFFERS
	Name:	Byron Jeffers
	Title:	Chief Accounting Officer