Form 10-K
period 2021-12-31
FIRST SOLAR, INC.
filed 2022-03-01
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation on its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9.6 billion (based on the closing price of the registrant’s common stock on that date). As of February 25, 2022, 106,333,764 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2022, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

FIRST SOLAR, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

Throughout this Annual Report on Form 10-K, we refer to First Solar, Inc. and its consolidated subsidiaries as “First Solar,” “the Company,” “we,” “us,” and “our.” When referring to our manufacturing capacity, total sales, and solar module sales, the unit of electricity in watts for megawatts (“MW”) and gigawatts (“GW”) is direct current (“DC” or “DC”) unless otherwise noted. When referring to projects or systems, the unit of electricity in watts for MW and GW is alternating current (“AC” or “AC”) unless otherwise noted.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: the length and severity of the ongoing COVID-19 (novel coronavirus) outbreak, including its impacts across our businesses on demand, manufacturing, project development, operations and maintenance (“O&M”), financing, and our global supply chains, actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impacts, and the ability of our customers, suppliers, equipment vendors, and other counterparties to fulfill their contractual obligations to us; effects resulting from certain module manufacturing changes; our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties, solar module technology and cost reduction roadmaps, restructuring, product reliability, investments, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; the impact of public policies, such as tariffs or other trade remedies imposed on solar cells and modules; the potential impact of proposed legislation intended to encourage renewable energy investments through tax credits; effects resulting from pending litigation; our ability to expand manufacturing capacity worldwide; research and development (“R&D”) programs and our ability to improve the wattage of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” and the negative or plural of these words, and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K and therefore speak only as of the filing date. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason, whether as a result of new information, future developments, or otherwise. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements, including, but not limited to:

•structural imbalances in global supply and demand for photovoltaic (“PV”) solar modules;

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

•interest rate fluctuations and our customers’ ability to secure financing;

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

•the supply and price of components and raw materials, including cadmium telluride (“CdTe”);

•supply chain disruption, including the availability of shipping containers, port congestion, canceled shipments by logistic providers, and the cost of fuel;

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

•environmental responsibility, including with respect to CdTe and other semiconductor materials;

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

In addressing the overall global demand for electricity, our modules provide energy at a lower levelized cost of electricity (“LCOE”), meaning the net present value of a system’s total life cycle costs divided by the quantity of energy that is expected to be produced over the system’s life, when compared to traditional forms of energy generation. With over $1 billion in cumulative R&D investments in the last 10 years alone, we have a demonstrated history of innovation and continuous improvement. We believe our strategies and points of differentiation provide the foundation for our competitive position and enable us to remain one of the preferred providers of PV solar modules.

Business Strategy

Advanced Module Technology

Our current module semiconductor structure is a single-junction polycrystalline thin film that uses CdTe as the absorption layer. CdTe has absorption properties that are well matched to the solar spectrum and can deliver competitive wattage using approximately 2% of the amount of semiconductor material used to manufacture conventional crystalline silicon modules. In terms of performance, in many climates our solar modules provide certain energy production advantages relative to competing crystalline silicon modules. For example, our CdTe solar technology provides:

•a superior temperature coefficient, which results in stronger system performance in typical high insolation climates as the majority of a system’s generation, on average, occurs when module temperatures are well above 25°C (standard test conditions);
•a superior spectral response in humid environments where atmospheric moisture alters the solar spectrum relative to standard test conditions;
•a better partial shading response than competing crystalline silicon technologies, which may experience significantly lower energy generation than CdTe solar technologies when partial shading occurs; and
•an immunity to cell cracking and its resulting power output loss, a common failure often observed in crystalline silicon modules caused by poor manufacturing, handling, weather, or other conditions.

In addition to these technological advantages, we also warrant that our PV solar modules will produce at least 98% of their labeled power output rating during the first year, with the warranty coverage reducing by a degradation factor between 0.3% and 0.5%, depending on the module series, every year thereafter throughout the limited power output warranty period of up to 30 years. Following the implementation of our Copper Replacement (“CuRe”) program, which replaces copper with certain other elements that are expected to enhance module performance, we expect the warranted degradation of our modules to decline to 0.2% per year in the near term. As a result of these and other factors, our PV solar modules can produce more annual energy in real world operating conditions than conventional crystalline silicon modules with the same nameplate capacity. For more information about the risks associated with our CuRe program, see Item 1A. “Risk Factors – Our failure to further refine our technology and develop and introduce improved PV products, including as a result of delays in implementing planned advancements, could render our solar modules uncompetitive and reduce our net sales, profitability, and/or market share.”

Manufacturing Process

Our modules combine our leading-edge CdTe technology with the manufacturing excellence and quality control that comes from being the world’s most experienced producer of thin film PV solar modules. With more than 40 GWDC of modules sold worldwide, we have a demonstrated history of manufacturing success and innovation. Our global manufacturing footprint includes facilities in the United States, Malaysia, and Vietnam, and we are expanding our global presence by constructing our first manufacturing facility in India, which is expected to commence operations in the second half of 2023. Our modules are manufactured in a high-throughput, automated environment that integrates all manufacturing steps into a continuous flow line. Such process eliminates the multiple supply chain operators and resource-intensive batch processing steps that are used to produce crystalline silicon modules, which typically occur over several days and across multiple factories. At the outset of our module production, a sheet of glass enters the production line and in a matter of hours is transformed into a completed module ready for shipment.

This proprietary production process includes the following three stages: (i) the deposition stage, (ii) the cell definition and treatment stage, and (iii) the assembly and test stage. In the deposition stage, panels of transparent oxide-coated glass are robotically loaded onto the production line where they are cleaned, laser-mark identified with a serial number, heated, and coated with thin layers of CdTe and other semiconductor materials using our vapor transport deposition technology, after which the semiconductor-coated plates are cooled rapidly to increase glass strength. In the cell definition and treatment stage, we use high-speed lasers to transform the large continuous semiconductor coating on the glass plate into a series of interconnected cells that deliver the desired current and voltage output. In this stage, we also treat the semiconductor film using certain chemistries and processes to improve the device’s performance and apply a metal sputtered back contact. In the assembly and test stage, we apply busbars, inter-layer material, and a rear glass cover sheet that is laminated to encapsulate the device. We then apply anti-reflective coating material to the substrate glass to further improve the module’s performance by increasing its ability to absorb sunlight. Finally, junction boxes, termination wires, and a frame are applied to complete the module assembly.

We maintain a robust quality and reliability assurance program that monitors critical process parameters and measures product performance to ensure that industry and more stringent internal standards are met. We also conduct acceptance testing for electrical leakage, visual quality, and power measurement on a solar simulator prior to preparing a module for shipment. Our quality and reliability tests complement production surveillance with an ongoing monitoring program, subjecting production modules to accelerated life stress testing to help ensure ongoing conformance to requirements of the International Electrotechnical Commission and Underwriters Laboratories Inc. These programs and tests help assure delivery of power and performance in the field with a high level of product quality and reliability.

Research and Development

Our R&D model differentiates us from much of our competition due to its vertical integration, from advanced research to product development, manufacturing, and applications. We continue to devote substantial resources to our R&D efforts, which generally focus on continually improving the wattage and energy yield of our solar modules. We also have R&D programs to improve module durability and manufacturing efficiencies, including throughput, volume ramp, and material cost reduction. Based on publicly available information, we are one of the leaders in R&D investment among PV solar module manufacturers, maintaining a rate of innovation that enables continual wattage gains and cost reductions.

In the course of our R&D activities, we explore various technologies in our efforts to sustain competitive differentiation in our modules. We primarily conduct our R&D activities and qualify process and product improvements for full production at our Perrysburg, Ohio plant and systematically propagate them to our other facilities. We believe that our systematic approach to technology change management enables continuous improvements and ensures uniform adoption across our production lines. In addition, our production lines are replicas or near replicas of each other and, as a result, a process or production improvement on one line can be rapidly and reliably deployed to other production lines.

We regularly produce research cells in our laboratories, some of which are tested for performance and certified by independent labs, such as the National Renewable Energy Laboratory. Cell efficiency measures the proportion of light converted to electricity in a single solar cell at standard test conditions. Our research cells are produced using laboratory equipment and methods and are not intended to be representative of our manufacturing capability. Our module conversion efficiency has improved on average more than half a percent every year for the last ten years. We currently hold two world records for CdTe PV cell efficiency, achieving an independently certified research cell efficiency of 22.1% and a module aperture area efficiency of 19.7%. We believe that our record cells demonstrate a potential mid-term module efficiency entitlement of 25% in a multi-junction application, which is achievable using our commercial-scale manufacturing equipment.

Sustainability

We are committed to reducing our carbon footprint and enhancing the social and economic benefits of our products. Our thin film modules are manufactured through an integrated process that uses less energy, water, and semiconductor material than conventional crystalline silicon modules. Accordingly, our modules provide an ecologically leading solution to climate change, energy security, and water scarcity. On a lifecycle basis, our thin film module technology has the fastest energy payback time, smallest carbon footprint, and lowest water use of any competing PV solar technology.

The energy payback time of our module technology, which is the amount of time a module must operate to recover the energy required to produce it, is facilitated by our proprietary production process. Our module energy payback time is approximately four months, which represents a 90-fold energy return on investment over a theoretical 30-year system lifetime and an abundant net energy gain to the electricity grid. Furthermore, our modules have a carbon footprint that is 2.5 times lower and a water footprint that is three times lower than conventional crystalline silicon modules, measured on a lifecycle basis that accounts for the energy and water used for the raw materials, throughout our manufacturing process, and during end-of-life module recycling. In addition, our industry-leading PV solar module recycling process further enhances our sustainability advantage by recovering approximately 90% of the glass for reuse in new glass products and over 90% of the semiconductor material for reuse in new modules. We are the only PV solar module manufacturer with global in-house recycling capabilities.

Our Series 6TM (“Series 6”) and Series 6 PlusTM (“Series 6 Plus”) modules are the world’s first and only PV products to be included in the Electronic Products Environmental Assessment Tool (“EPEAT”) Registry’s Photovoltaic and Inverters product category. The EPEAT Registry enables the identification of credible sustainable electronic products from a broad range of manufacturers based on several factors, including the product’s raw materials, manufacturing energy, water use, product packaging, end-of-life recycling, and corporate responsibility. We have also committed to the RE100 campaign, a collaborative, global initiative of influential businesses committed to 100% renewable electricity, in which we plan to utilize renewable sources to power our manufacturing operations by 2028. We expect this commitment to further reduce the carbon footprint of our modules by 40%, further enabling our customers to achieve their sustainability objectives.

Financial Stability

In addition to our sustainability commitments, we are also committed to creating long-term shareholder value through a decision-making framework that delivers a balance of growth, profitability, and liquidity. This framework has enabled us to fund our module manufacturing and capacity expansion initiatives primarily using cash flows generated by our operations despite substantial downward pressure on the price of solar modules due to competition, demand fluctuations, and significant overcapacity in the industry. Our financial stability provides strategic optionality as we evaluate how to invest in our business and generate returns for our shareholders. Our financial stability also enables us to offer meaningful warranties, which provide us with a competitive advantage relative to many of our peers in the solar industry. Furthermore, we expect our financial discipline and ability to manage operating costs to enhance our profitability as we continue to scale our business.

Market Overview

Solar energy is one of the fastest growing forms of renewable energy with numerous economic and environmental benefits that make it an attractive complement to and/or substitute for traditional forms of energy generation. In recent years, the price of PV solar power systems, and accordingly the cost of producing electricity from such systems, has dropped to levels that are competitive with or below the wholesale price of electricity in many markets. This rapid price decline has opened new possibilities to develop systems in many locations with limited or no financial incentives. Other technological developments in the industry, such as the advancement of energy storage capabilities, have further enhanced the prospects of solar energy as an alternative to traditional forms of energy generation. Furthermore, the fact that a PV solar power system requires no fuel provides a unique and valuable hedging benefit to owners of such systems relative to other generation assets. Once installed, PV solar power systems can function for over 35 years with relatively less maintenance or oversight compared to many other forms of generation. In addition to these economic benefits, solar energy has substantial environmental benefits. For example, PV solar power systems generate no greenhouse gas or other emissions and use minimal amounts of water compared to traditional energy generation assets. Worldwide solar markets continue to develop, aided by the above factors as well as demand elasticity resulting from declining industry average selling prices, both at the module and system level, which have made solar power one of the most economically attractive sources of energy.

Although module average selling prices in many global markets have declined for several years, recent module spot pricing has increased, in part, due to elevated commodity and freight costs. For example, the price of polysilicon has significantly increased in recent months due to a coal shortage in China, which resulted in higher energy prices and the Chinese government mandating power restrictions that led to curtailments of silicon metal production. Given the majority of global polysilicon capacity is located in China, such higher energy prices and reduced operating capacities have adversely affected the supply of polysilicon, contributing to an increase in polysilicon pricing. In response to such supply shortage, certain other Chinese-based producers of polysilicon are in the process of expanding their production capacity, which is expected to reduce the price of polysilicon in future periods. Accordingly, while the duration of this elevated period of spot pricing is uncertain, module average selling prices in global markets are expected to decline in the long-term. In the aggregate, we believe manufacturers of solar cells and modules, particularly those in China, have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. As a result, we believe the solar industry may experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that excess capacity will put pressure on pricing. Additionally, intense competition at the system level may result in an environment in which pricing falls rapidly, thereby potentially increasing demand for solar energy solutions but constraining the ability for project developers and module manufacturers to sustain meaningful and consistent profitability. In light of such market realities, we continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process, our research and development capabilities, the sustainability advantage of our modules, and our financial stability.

Global Markets

We have established and continue to develop a global business presence. Energy markets are, by their nature, localized, with different drivers and market forces impacting electricity generation and demand in a particular region or for a particular application. Accordingly, our business is evolving worldwide and is shaped by the varying ways in which our modules can provide compelling and economically viable solutions to energy needs in various markets. We are currently focusing on markets, including those listed below, in which our CdTe solar modules provide certain advantages over conventional crystalline silicon solar modules, including high insolation climates in which our modules provide a superior temperature coefficient, humid environments in which our modules provide a superior spectral response, and markets that favor the superior sustainability profile of our PV solar technology. To the extent our production capacity expands in future periods, we have the potential to extend our focus to additional geographic markets.

United States. Multiple markets within the United States, which accounted for 84% of our 2021 net sales, exemplify favorable characteristics for a solar market, including (i) sizeable electricity demand, particularly around growing population centers and industrial areas; (ii) strong demand for renewable energy generation; and (iii) abundant solar resources. In those areas and applications in which these factors are more pronounced, our PV solar modules compete favorably on an economic basis with traditional forms of energy generation. The market penetration of PV solar is also impacted by certain federal and state support programs, including the federal investment tax credit, as described below under “Support Programs.” As a result of such market opportunities, we recently announced plans to expand our manufacturing capacity by 3.3 GWDC by constructing our third U.S. manufacturing facility, which is expected to commence operations in the first half of 2023. Upon completion of this facility, which commenced construction in late 2021, we expect our U.S. manufacturing capacity to be approximately 6 GWDC.

India. India continues to represent one of the largest and fastest growing markets for PV solar energy with an installed generation capacity of approximately 45 GWAC, approximately 45 GWAC of projects under various stages of construction, and over 20 GWAC of new projects being contracted under active procurement programs. In addition, the government has established aggressive renewable energy targets, which include increasing the country’s overall renewable energy capacity to 500 GWAC by 2030 and establishing a net-zero carbon emissions target by 2070. Based on these targets, it is projected that the solar energy generation capacity will be 300 GWAC by 2030. The government has also announced a series of policy and regulatory measures to incentivize domestic manufacturing of PV solar modules, as described below under “Support Programs.” These targets, policies, and regulatory measures are expected to help create significant and sustained demand for PV solar energy. In addition to these factors, our CdTe solar technology is well suited for the India market given its hot and humid climate conditions. As a result of such market opportunities, we recently announced plans to expand our manufacturing capacity by an additional 3.3 GWDC by constructing our first manufacturing facility in India, which is expected to commence operations in the second half of 2023. Such expansion builds upon our existing presence of approximately 2 GWDC of modules sold in India.

Europe. Most markets across Europe reflect strong demand for PV solar energy due to its ability to compete economically with more traditional forms of energy generation. During 2021, European Union (“EU”) member states added a combined 26 GWDC of solar capacity, representing the largest annual solar deployment in the region in the last 10 years. Such expansion, which was primarily driven by solar capacity additions in Germany, Spain, the Netherlands, Poland, and France, brings the region’s installed generation capacity to approximately 165 GWDC. We continue to pursue module sales activities in many of the countries mentioned above.

Japan. Japan’s electricity markets have various characteristics that make them attractive for PV solar energy investments. In particular, Japan has few domestic fossil fuel resources and relies heavily on fossil fuel imports. Following the Fukushima earthquake in 2011, the country introduced certain initiatives to limit its reliance on nuclear power. Accordingly, the Japanese government announced a long-term goal of dramatically increasing installed solar power capacity and provided various incentives for solar power installations. In recent years, we have partnered with local companies to develop, construct, sell, and operate various PV solar power systems, which are expected to mitigate Japan’s dependence on fossil fuel imports and nuclear power. In 2021, we completed the sale of multiple projects in Japan totaling 51 MWAC. In late 2021, we received an offer to purchase our project development and O&M services businesses in Japan and determined it was in the best interest of our stockholders to pursue this transaction. As a result, we expect to enter into an agreement for the sale of these businesses in the near term. The completion of the transaction is contingent on the completion of final contract negotiations and the achievement of certain closing conditions. Assuming satisfaction of such items, we expect the sale to be completed in the first half of 2022. Following the sale of these businesses, we plan to continue pursuing module sales opportunities in Japan.

Support Programs

Although we compete in many markets that do not require solar-specific government subsidies or support programs, our net sales and profits remain subject, in the near term, to variability based on the availability and size of government subsidies and economic incentives, such as quotas, renewable portfolio standards, and tendering systems. In addition to these support programs, financial incentives for PV solar energy may include tax and production incentives. Additionally, many governments have proposed or implemented policies or support programs intended to stimulate their respective economies. Such support programs may include additional incentives for renewable energy projects, including PV solar power systems, over several years. Although we expect to become less impacted by and less dependent on these forms of government support over time, such programs continue to influence the demand for PV solar energy around the world.

In the United States, tax incentive programs exist at both the federal and state levels and can take the form of investment and production tax credits, accelerated depreciation, and sales and property tax exemptions and abatements. At the federal level, investment tax credits for business and residential solar systems have gone through several cycles of enactment and expiration since the 1980s. The current federal energy investment tax credit (“ITC”) for both residential and commercial solar installations requires projects to have commenced construction by a certain date, which may be achieved by certain qualifying procurement activities. In 2020, the U.S. Congress extended the 26% ITC through 2022 as part of its COVID-19 relief efforts. Such credit is currently scheduled to step down to 22% for projects that commence construction in 2023 and 10% for projects that commence construction thereafter. During 2021, legislation was introduced in the U.S. Congress to incentivize domestic solar manufacturing and accelerate the transition to clean energy by providing tax credits for U.S. solar manufacturers and project developers. Among other things, such proposed legislation extends the ITC up to 40% for 10 years for solar projects that satisfy certain domestic content, labor, and wage requirements; introduces certain refundable tax credits for solar module components manufactured in the U.S.; revives certain tax credits for capital investments in the manufacturing of solar module components; and expands the scope of production tax credits for energy storage projects. At this time, it is unclear whether and to what extent such measures will be enacted into law. The ITC has been an important economic driver of solar installations and qualifying procurement activities in the United States, and its extension is expected to contribute to greater medium-term demand. The positive impact of the ITC depends to a large degree on the availability of tax equity for project financing, and any significant reduction in the availability of tax equity in the future could make it more difficult to develop and construct projects requiring financing.

The majority of states in the United States have also enacted legislation adopting Renewable Portfolio Standard (“RPS”) mechanisms. Under an RPS, regulated utilities and other load serving entities are required to procure a specified percentage of their total retail electricity sales to end-user customers from eligible renewable resources, such as solar energy generation facilities, by a specified date. For example, California’s RPS program, which is one of the most significant in the United States in terms of the volume of renewable electricity required to meet its RPS mandate, currently requires utilities and other obligated load serving entities to procure 60% of their total retail electricity demand from eligible renewable resources by 2030 and 100% of such electricity demand from carbon-free resources by 2045. Some programs may further require that a specified portion of the total percentage of renewable energy must come from solar generation facilities or other technologies. RPS mechanisms and other legislation vary significantly from state to state, particularly with respect to the percentage of renewable energy required to achieve the state’s RPS, the definition of eligible renewable energy resources, and the extent to which renewable energy credits qualify for RPS compliance.

In India, incentives at both the federal and state levels have contributed to growth in domestic PV solar module manufacturing. For example, in 2019 the government announced a concessional corporate income tax rate of 15% for new manufacturing investments, and in early 2021 the government approved a Production Linked Incentive (“PLI”) scheme of INR 45 billion ($0.6 billion) for PV solar cells and modules manufactured in India. In early 2022, the government announced an expansion to the PLI scheme to INR 195 billion ($2.6 billion). Under the PLI scheme, manufacturers are selected through a competitive bid process and receive the incentive over a five-year period following the commissioning of their manufacturing facilities. Such incentives may be increased for higher efficiency modules and raw materials sourced from the domestic market. Additionally, the Indian government has also announced import duty tariffs of 40% on solar modules and 25% on solar cells beginning in April 2022; a regulation mandating that any solar project with federal utility, state utility, or commercial and industrial off-takers that interconnects through government owned transmission lines only use solar modules from an approved list of module manufacturers; and a requirement that all federal procurement of solar modules be only from cells and modules produced domestically.

In Europe, renewable energy targets, in conjunction with tenders for utility-scale PV solar and other support measures, have contributed to growth in PV solar markets. Renewable energy targets prescribe how much energy consumption must come from renewable sources, while incentive policies and competitive tender policies are intended to support new supply development by providing certainty to investors. Various EU directives on renewable energy have set targets for all EU member states in support of the goal of a 55% share of energy from renewable sources in the EU by 2030. In addition to these targets, certain markets in Europe, such as France, have adopted regulations for public tenders of renewable energy to prioritize PV solar power systems that utilize solar modules produced in low-carbon manufacturing processes. Such regulations require developers to provide information about the carbon footprint of PV solar modules used in their utility-scale projects and precludes the use of module technology that does not meet certain minimum carbon footprint thresholds.

Various proposed and contemplated environmental and tax policies may create regulatory uncertainty in the renewable energy sector, including the solar energy sector, and may lead to a reduction or removal of various clean energy programs and initiatives designed to curtail climate change. For more information about the risks associated with these potential government actions, see Item 1A. “Risk Factors – The reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or other public policies, such as tariffs or other trade remedies imposed on solar cells and modules, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

Business Segments

Modules Business

Our primary segment is our modules business, which involves the design, manufacture, and sale of CdTe solar modules, which convert sunlight into electricity. Since the inception of First Solar, our flagship module has used our advanced thin film semiconductor technology. Each of our currently produced modules is a glass laminate approximately 4ft x 6ft in size that encapsulates thin film semiconductor materials. At the end of 2021, our modules had an average power output of 455 watts.

Raw Materials

Our module manufacturing process uses approximately 30 types of raw materials and components to construct a solar module, including CdTe, front glass coated with transparent conductive oxide, other semiconductor materials, organics such as photo resist, tempered back glass, frames, packaging components such as interlayer, cord plate/cord plate cap, lead wire, and solar connectors. Before we use these materials and components in our manufacturing process, a supplier must undergo rigorous qualification procedures, and we continually evaluate new suppliers as part of our cost reduction roadmap. When possible, we attempt to use suppliers that can provide a raw material supply source that is near our manufacturing locations, reducing the cost and lead times for such materials. Several of our key raw materials and components are either single-sourced or sourced from a limited number of suppliers.

Customers

Our customers include developers and operators of systems, utilities, independent power producers, commercial and industrial companies, and other system owners. During 2021, our third-party module sales represented approximately 80% of our total net sales, and we sold the majority of our solar modules to developers and operators of systems in the United States. During 2021, SB Energy accounted for more than 10% of our modules business net sales.

We continue to focus on certain key geographic markets, particularly in areas with abundant solar resources and sizable electricity demand, and additional customer relationships to diversify our customer base. The wholesale commercial and industrial market continues to represent a promising opportunity for the widespread adoption of PV solar technology as corporations undertake certain sustainability commitments. The demand for corporate renewables continues to accelerate, with corporations worldwide committing to the RE100 campaign. We believe we also have a competitive advantage in the commercial and industrial market due to many customers’ sensitivity to the sustainability, experience, and financial stability of their suppliers and geographically diverse operating locations. With our sustainability advantage, financial strength, and global footprint, we are well positioned to meet these needs.

Additionally, the increase of utility-owned generation has expanded the number of potential buyers of our modules as such utility customers benefit from a potentially low cost of capital available through rate-based utility investments. Given their long-term ownership profile, utility-owned generation customers typically seek to partner with stable companies that can provide low-cost alternatives to or replacements for aging fossil fuel-based generation resources, including reliable PV solar technology, thereby mitigating their long-term ownership risks.

Competition

The solar energy and renewable energy sectors are highly competitive and continually evolving as participants in these sectors strive to distinguish themselves within their markets and compete within the larger electric power industry. Among PV solar module manufacturers, the principal method of competition is sales price per watt, which may be influenced by several module value attributes, including wattage (through a larger form factor or an improved conversion efficiency), energy yield, degradation, sustainability, reliability, warranty terms, and customer payment terms. We face intense competition for sales of solar modules, which may result in reduced selling prices and loss of market share. Our primary source of competition is crystalline silicon module manufacturers, the majority of which are linked to China. In addition, we expect to compete with future entrants into the PV solar industry and existing market participants that offer new or differentiated technological solutions. For example, while conventional solar modules, including the solar modules we currently produce, are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, most module manufacturers offer bifacial modules that also capture diffuse irradiance and reflected light on the back side of a module. Additionally, certain module manufacturers recently introduced n-type mono-crystalline modules, such as tunnel oxide passivated contact (“TOPCon”) modules. N-type solar cells are expected to provide certain improvements to module efficiency, temperature coefficient, and bifacial performance, and claim to provide certain degradation advantages compared to other mono-crystalline modules. For additional information, see Item 1A. “Risk Factors – Our failure to further refine our technology and develop and introduce improved PV products, including as a result of delays in implementing planned advancements, could render our solar modules uncompetitive and reduce our net sales, profitability, and/or market share.”

Certain of our existing or future competitors, including many linked to China, may have direct or indirect access to sovereign capital, which could enable such competitors to operate at minimal or negative operating margins for sustained periods of time. Our results of operations could be adversely affected if competitors reduce module pricing to levels below their costs, bid aggressively low prices for module sale agreements, or are able to operate at minimal or negative operating margins for sustained periods of time. We believe the solar industry may from time to time experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that excess capacity will also put pressure on pricing, which could adversely affect our results of operations. For additional information, see Item 1A. “Risk Factors – Competition in solar markets globally and across the solar value chain is intense, and could remain that way for an extended period of time. An increased global supply of PV modules has caused and may cause structural imbalances in which global PV module supply exceeds demand, which could have a material adverse effect on our business, financial condition, and results of operations.”

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

Solar Module Collection and Recycling

In addition to our module warranty commitments, we are also committed to extended producer responsibility and take into account the environmental impact of our products over their entire life cycle. As part of such efforts, we previously established the solar industry’s first global comprehensive module collection and recycling program. Our module recycling process is designed to maximize the recovery of materials, including the glass and encapsulated semiconductor material, for use in new modules or other products and enhances the sustainability profile of our modules. Approximately 90% of each collected First Solar module can be recycled into materials for reuse. For certain legacy customer sales contracts that were covered under this program, which has since been discontinued, we agreed to pay the costs for the collection and recycling of qualifying solar modules, and the end users agreed to notify us, disassemble their solar power systems, package the solar modules for shipment, and revert ownership rights over the modules back to us at the end of the modules’ service lives. We currently have recycling facilities operating at each of our manufacturing facilities in the United States, Malaysia, and Vietnam and at our former manufacturing facility location in Germany.

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

Other

Our residual business operations include certain project development activities and O&M services, which are primarily concentrated in Japan, as well as the results of operations from PV solar power systems we own and operate in certain international regions. In late 2021, we received an offer to purchase our project development and O&M services businesses in Japan and determined it was in the best interest of our stockholders to pursue this transaction. As a result, we expect to enter into an agreement for the sale of these businesses in the near term. The completion of the transaction is contingent on the completion of final contract negotiations and the achievement of certain closing conditions. Assuming satisfaction of such items, we expect the sale to be completed in the first half of 2022.

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

Regulatory, Environmental, Health, and Safety Matters

We are subject to various federal, state, local, and international laws and regulations, and are often subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, and other matters. We are also subject to regulatory oversight and liability if we fail to operate our PV solar power systems in compliance with applicable renewable energy law, electric business law, and project permits and approvals. The impact of these laws and requirements may increase our overall costs and may delay, prevent, or increase the cost of manufacturing PV modules. As we operate in the U.S. and internationally, we are also subject to the application of U.S. trade laws and trade laws of other countries. Such tariffs and policies, or any other U.S. or global trade remedies or other trade barriers that apply to us given our global operations, may directly or indirectly affect our business, financial condition, and results of operations. See Item 1A. “Risk Factors – Existing regulations and policies, changes thereto, and new regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of PV solar products, which may significantly reduce demand for our modules.”

We are also subject to the application of various anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities, and others (e.g., the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the U.K. Bribery Act) that extend their application to activities outside their country of origin. From time to time, we may compete against companies for contracts in China, India, South America, and the Middle East, which require substantial government contact and where norms can differ from U.S. standards, and not all competitors are subject to compliance with the same anti-bribery laws. See Item 1A. Risk Factors – “We could be adversely affected by any violations of the FCPA, the U.K. Bribery Act, and other foreign anti-bribery laws.”

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

From time to time, we may also be subject to government policies or laws intended to protect human rights. For example, in late 2021 the U.S. President signed the Uyghur Forced Labor Prevention Act, which bans the import of goods from China’s Xinjiang region into the United States due to concerns about forced labor practices in the region, which provides approximately half of the world’s polysilicon supply. While we do not use polysilicon in our solar modules, which mitigates the potential supply chain disruptions and human rights risks associated with such import ban, the implementation of similar restrictions or trade embargoes on the purchase of certain materials or equipment necessary to sustain our manufacturing operations may require expenditures and process changes to ensure our supply chain remains free of such materials, which could have a material adverse effect on our business, financial condition, or results of operations. We are committed to protecting human rights, enforcing fair labor practices, and addressing the potential risks of forced labor across our own operations and the operations of our suppliers.

Human Capital

As of December 31, 2021, we had approximately 4,800 associates (our term for full and part-time employees), including approximately 4,100 in our modules business that work primarily in the United States, Malaysia, and Vietnam. The remainder of our associates are in R&D, sales and marketing, and general and administrative positions.

Our company’s success depends, to a significant extent, on our ability to attract, train, and retain management, operations, sales, and technical personnel, including personnel in foreign jurisdictions. We strive to attract, hire, and retain qualified individuals globally to further our mission of providing cost-advantaged solar technology through innovation, customer engagement, industry leadership, and operational excellence. We take a consciously inclusive approach to our hiring practices, which we monitor through a review of applicant and new-hire metrics on a quarterly basis. We prohibit discrimination based on race, color, religion, sex, age, national origin, veteran status, disability, sexual orientation, or gender identity.

We follow a pay-for-performance model in which associates are compensated for achieving goals and associated metrics. We review employee compensation on a regular basis to ensure internal and external equity, including minimum wage and living wage assessments across our global operations. We offer competitive compensation and benefits to our associates, including, among other things, health care and other insurance benefits, retirement programs, paid time off, paid parental leave, flexible work schedules, and education assistance, depending on eligibility.

We are committed to developing and providing career growth opportunities for our associates. We believe a strong culture of inclusiveness is essential to the success of our company. We gather and respond to associate feedback in a variety of ways, including through anonymous, periodic associate engagement surveys and one-on-one interactions. In 2021, we conducted a global inclusion survey and incorporated an inclusion index to provide a baseline for future surveys. In addition to such surveys, we support career coaching, mentorship, and leadership development programs to ensure the professional growth and advancement of our diverse talent.

In response to the COVID-19 pandemic, we implemented specific, rigorous safety protocols and new procedures to protect the health and well-being of our associates, partners, customers, and surrounding communities. In line with guidance from the World Health Organization, the Centers for Disease Control and Prevention, local health authorities, and other governmental authorities, we have implemented numerous preventative hygiene and safety measures at our global manufacturing, administrative, and other sites and facilities. We also introduced new associate benefits, which directly address the COVID-19-related needs of our associates, including additional and alternative child care, medical, and mental health benefits and support. The majority of our associates who are capable of performing their functions remotely are telecommuting (i.e., working from home).

None of our associates are currently represented by labor unions or covered by a collective bargaining agreement. As we continue to expand domestically and internationally, we may encounter regional laws that mandate union representation or associates who desire union representation or a collective bargaining agreement. We recognize that in the locations where we operate, employees have the right to freely associate or not associate with third-party labor organizations, along with the right to bargain or not to bargain collectively in accordance with local laws.

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

Information about Our Executive Officers

Our executive officers and their ages and positions as of March 1, 2022 were as follows:

Name	Age	Position
Mark R. Widmar	56	Chief Executive Officer
Alexander R. Bradley	40	Chief Financial Officer
Georges Antoun	59	Chief Commercial Officer
Michael Koralewski	50	Chief Manufacturing Operations Officer
Kuntal Kumar Verma	49	Chief Manufacturing Engineering Officer
Patrick Buehler	44	Chief Quality and Reliability Officer
Markus Gloeckler	48	Chief Technology Officer
Caroline Stockdale	58	Chief People and Communications Officer
Jason Dymbort	44	General Counsel and Secretary

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

Georges Antoun was appointed Chief Commercial Officer in July 2016. He joined First Solar in July 2012 as Chief Operating Officer before being appointed as President, U.S. in July 2015. Mr. Antoun has over 30 years of operational and technical experience, including leadership positions at several global technology companies. Prior to joining First Solar, Mr. Antoun served as Venture Partner at Technology Crossover Ventures (“TCV”), a private equity and venture firm that he joined in July 2011. Before joining TCV, Mr. Antoun was the Head of Product Area IP & Broadband Networks for Ericsson, based in San Jose, California. Mr. Antoun joined Ericsson in 2007, when Ericsson acquired Redback Networks, a telecommunications equipment company, where Mr. Antoun served as the Senior Vice President of World Wide Sales & Operations. After the acquisition, Mr. Antoun was promoted to Chief Executive Officer of the Redback Networks subsidiary. Prior to Redback Networks, Mr. Antoun spent five years at Cisco Systems, where he served as Vice President of Worldwide Systems Engineering and Field Marketing, Vice President of Worldwide Optical Operations, and Vice President of Carrier Sales. Prior to Cisco Systems, he was the Director of Systems Engineering at Newbridge Networks, a data and voice networking company. Mr. Antoun started his career at Nynex (now Verizon Communications), where he was part of its Science and Technology Division. Mr. Antoun serves as a member of the board of directors of Marathon Digital Holdings. He is also the Chairman of the University of Louisiana’s College of Engineering Dean’s Advisory Council board. He earned a Bachelor of Science degree in engineering from the University of Louisiana at Lafayette and a Master’s degree in information systems engineering from NYU Poly.

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

Kuntal Kumar Verma was appointed Chief Manufacturing Engineering Officer in July 2020. Mr. Verma joined First Solar in 2002, serving in progressively more senior roles in engineering and manufacturing, including Vice President, Global Manufacturing Engineering since 2012. He is responsible for the global manufacturing performance and improvement roadmap, including global technology transfer, new plant start-ups, and strategic initiatives. Prior to joining First Solar, Mr. Verma held several engineering and operations positions at Reliance Industries Limited, India. He is a Master Black Belt in Six Sigma/Lean Manufacturing with an expert certification in Taguchi Methods (Robust Engineering) and a Certification in Production and Inventory Management from American Production and Inventory Control Society. He earned a Bachelor of Science in mechanical engineering from the National Institute of Technology in India, a Master of Science in industrial engineering from the University of Toledo, and a Master of Business Administration from Bowling Green State University.

Patrick Buehler was appointed Chief Quality and Reliability Officer in July 2020. Mr. Buehler joined First Solar in 2006, serving in progressively more senior technical and operations roles in quality and reliability, including Vice President, Quality and Reliability since 2019. He is responsible for ensuring product quality and reliability from the initial stage of research and development through manufacturing; environmental, health, safety, and security measures and results; development and operations of global recycling and waste water treatment facilities; customer service and warranty commitments; and strategic initiatives. Prior to joining First Solar, Mr. Buehler held several roles in manufacturing, engineering, maintenance, and product development at DuPont de Nemours, Inc. and Cummins, Inc. He earned a Bachelor of Science in mechanical engineering from the University of Cincinnati and a Master of Science in mechanical engineering from Purdue University.

Markus Gloeckler was appointed Chief Technology Officer in November 2020 after being appointed Co-Chief Technology Officer in July 2020. He is focused on driving First Solar’s thin film PV module technology. Mr. Gloeckler has extensive experience guiding strategic research and development activities and has served First Solar as Vice President and Chief Scientist, before being promoted to Senior Vice President, Module Research and Development. He was instrumental in enabling First Solar’s achievement of various world records relating to conversion efficiency for CdTe solar cells. In his role as Vice President of Research, he led the thin film technology transfer from General Electric to First Solar following the intellectual property acquisition in 2013. He joined First Solar in 2005 in an engineering function supporting First Solar’s technology development after the initial launch of the Series 2 module. Mr. Gloeckler holds an undergraduate degree in microsystems engineering from the Regensburg University of Applied Sciences in Germany, and a Doctor of Philosophy in physics from Colorado State University.

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

Risks Related to Our Markets and Customers

•Competition in solar markets globally and across the solar value chain is intense, and could remain that way for an extended period of time. An increased global supply of PV modules has caused and may cause structural imbalances in which global PV module supply exceeds demand. If our competitors reduce module pricing to levels near or below their manufacturing costs, or are able to operate at minimal or negative operating margins for sustained periods of time, or if demand for PV modules does not grow sufficiently to justify the current production supply, our business, financial condition, and results of operations could be adversely affected.

•PV solar and related technologies may not be suitable for continued adoption at economically attractive rates of return. Sufficient additional demand for solar modules and related technologies may not develop or may take longer to develop than we anticipate, causing our net sales and profit to flatten or decline and threatening our ability to sustain profitability.

•The reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or other public policies could negatively impact demand and/or price levels for our solar modules. The imposition of tariffs on our products could materially increase our costs to perform under our contracts with customers, which could adversely affect our results of operations.

•An increase in interest rates or tightening of the supply of capital in the global financial markets (including a reduction in total tax equity availability) could make it difficult for customers to finance the cost of a PV solar power system and could reduce the demand for our modules and/or lead to a reduction in the average selling price for our products.

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

•Our failure to further refine our technology and develop and introduce improved PV products, including as a result of delays in implementing planned advancements, could render our solar modules uncompetitive and reduce our net sales, profitability, and/or market share.

•Several of our key raw materials components, particularly CdTe, and manufacturing equipment are either single-sourced or sourced from a limited number of suppliers, and their failure to perform could cause manufacturing delays and impair our ability to deliver solar modules to customers in the required quality and quantities and at a price that is profitable to us.

•Our failure to reduce module manufacturing production and selling costs, including costs related to raw materials and logistics services, could render our solar modules uncompetitive and reduce our net sales, profitability, and/or market share.

Risks Related to Regulations

•Existing regulations and policies, changes thereto, and new regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of PV solar products or systems, which may significantly reduce demand for our modules.

General Risk Factors

•The COVID-19 pandemic could materially impact our business, financial condition, and results of operations.

•If our long-lived assets or project related assets become impaired, we may be required to record significant charges to earnings.

Risks Related to Our Markets and Customers

Competition in solar markets globally and across the solar value chain is intense, and could remain that way for an extended period of time. An increased global supply of PV modules has caused and may cause structural imbalances in which global PV module supply exceeds demand, which could have a material adverse effect on our business, financial condition, and results of operations.

In the aggregate, we believe manufacturers of solar cells and modules have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. For example, we estimate that in 2021 approximately 80 GWDC of capacity was added by solar module manufacturers, primarily but not exclusively in Asia. We believe the solar industry may from time to time experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that excess capacity will continue to put pressure on pricing. During the past several years, industry average selling prices per watt have generally declined in many markets, at times significantly, as competitors have reduced prices to sell inventories worldwide. There may be additional pressure on global demand and average selling prices in the future resulting from fluctuating demand in certain major solar markets, such as China. If our competitors reduce module pricing to levels near or below their manufacturing costs, or are able to operate at minimal or negative operating margins for sustained periods of time, or if demand for PV modules does not grow sufficiently to justify the current production supply, our business, financial condition, and results of operations could be adversely affected.

If PV solar and related technologies are not suitable for continued adoption at economically attractive rates of return or if sufficient additional demand for solar modules and related technologies does not develop or takes longer to develop than we anticipate, our net sales and profit may flatten or decline and we may be unable to sustain profitability.

In comparison to traditional forms of energy generation, the solar energy market continues to be at an earlier stage of development. If utility-scale PV solar technology proves unsuitable for continued adoption at economically attractive rates of return or if additional demand for solar modules fails to develop sufficiently or takes longer to develop than we anticipate, we may be unable to grow our business or generate sufficient net sales to sustain profitability. In addition, demand for solar modules and related technologies in our targeted markets may develop to a lesser extent than we anticipate. Many factors may affect the viability of continued adoption of utility-scale PV solar technology in our targeted markets, as well as the demand for solar modules generally, including the following:

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

The reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or other public policies, such as tariffs or other trade remedies imposed on solar cells and modules, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.

Although we believe that solar energy will experience widespread adoption in those applications where it competes economically with traditional forms of energy without any support programs, in certain markets our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Federal, state, and local governmental bodies in many countries have provided subsidies in the form of feed-in-tariff (“FiT”) structures, rebates, tax incentives, and other incentives to end users, distributors, system integrators, and manufacturers of PV solar products. Many of these support programs expire, phase out over time, require renewal by the applicable authority, or may be amended. A summary of certain recent developments in the major government support programs that may impact our business appears under Item 1. “Business – Support Programs.” To the extent these support programs are reduced earlier than previously expected, are changed retroactively, or are not renewed, such changes could negatively impact demand and/or price levels for our solar modules, lead to a reduction in our net sales, and adversely impact our operating results. Another consideration in the U.S. market, and to a lesser extent in other global markets, is the effect of governmental land-use planning policies and environmental policies on utility-scale PV solar development. The adoption of restrictive land-use designations or environmental regulations that proscribe or restrict the siting of utility-scale solar facilities could adversely affect the marginal cost of such development.

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

•any limitations on the value or availability to potential investors of tax incentives that benefit solar energy projects, such as the ITC, which is currently scheduled to decrease to 22% in 2023 and 10% in 2024, and accelerated depreciation deductions, could result in reducing such investors’ economic returns, causing a reduction in the availability of affordable financing, thereby reducing demand for PV solar modules; and

•any effort to overturn federal and state laws, regulations, or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of electricity generation that compete with solar energy projects could negatively impact our ability to compete with traditional forms of electricity generation and materially and adversely affect our business.

Application of U.S. trade laws, or trade laws of other countries, may also impact, either directly or indirectly, our operating results. In some instances, the application of trade laws is currently beneficial to the Company, and changes in their application could have an adverse impact.

For example, the United States currently imposes different types of tariffs and/or other trade remedies on certain imported crystalline silicon PV modules and cells from various countries. During 2021, these tariffs included a global safeguard measure imposed pursuant to Section 201 of the Trade Act of 1974 that provided for tariffs on imported crystalline silicon solar modules and a tariff-rate quota on imported crystalline silicon solar cells above the first 2.5 GWDC of imports. Thin film solar cell products, such as our CdTe technology, are specifically excluded from the tariffs. The positive impact of this measure on our operating results has been reduced by various actions taken by the U.S. government. First, in June 2019, the Office of the U.S. Trade Representative granted a tariff exclusion for imports of bifacial modules. In October 2020, the U.S. President withdrew the exclusion and adjusted the tariff rate from 15% to 18% between February 2021 and February 2022, but the U.S. Court of International Trade enjoined enforcement of those actions in November 2021. Second, in February 2022, the U.S. President proclaimed a four-year extension of the current global safeguard measure, but this extension measure does not apply tariffs to imports of bifacial modules. The extension measure imposes a 14.75% tariff in the first year, which is scheduled to phase down annually in 0.25 percentage point increments over the four-year term. The extension measure also increased the annual tariff-rate quota threshold so that tariffs apply to imported crystalline silicon solar cells above the first 5.0 GWDC of imports.

In addition, the United States currently imposes antidumping and countervailing duties on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such antidumping and countervailing duties can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce, and a decline in duty rates could have an adverse impact on our operating results. In February 2022, Auxin Solar Inc., a U.S. producer of crystalline silicon PV products, petitioned the U.S. Department of Commerce (“USDOC”) to investigate alleged circumvention of antidumping and countervailing duties on Chinese imports by crystalline silicon PV cells and module imports assembled and completed in Cambodia, Malaysia, Thailand, and Vietnam. We cannot predict what actions USDOC will take with respect to that petition. Our operating results could be adversely impacted if USDOC declines to investigate or makes negative circumvention determinations. Conversely, affirmative circumvention determinations could positively impact our operating results.

In other instances, the application of U.S. trade laws has had, or could have, an adverse impact on our operating results by increasing our costs or limiting the competitiveness of our products. For example, the United States imposes tariffs on certain imported aluminum and steel articles from certain foreign jurisdictions, generally at rates of 10% and 25%, respectively, under Section 232 of the Trade Expansion Act of 1962. Such tariffs and policies, or any other U.S. or global trade remedies or other trade barriers, may directly or indirectly affect U.S. or global markets for solar energy and our business, financial condition, and results of operations. These examples show that established markets for PV solar development face uncertainties arising from policy, regulatory, and governmental constraints. While the expected potential of the markets we are targeting is significant, policy promulgation and market development are especially vulnerable to governmental inertia, political instability, the imposition or lowering of trade remedies and other trade barriers, geopolitical risk, fossil fuel subsidization, potentially stringent localization requirements, and limited available infrastructure.

An increase in interest rates or tightening of the supply of capital in the global financial markets (including a reduction in total tax equity availability) could make it difficult for customers to finance the cost of a PV solar power system and could reduce the demand for our modules and/or lead to a reduction in the average selling price for our modules.

Many of our customers depend on debt and/or equity financing to fund the initial capital expenditure required to develop, build, and/or purchase a PV solar power system. As a result, an increase in interest rates, or a reduction in the supply of project debt financing or tax equity investments, could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers to secure the financing necessary to develop, build, purchase, or install a PV solar power system on favorable terms, or at all, and thus lower demand for our solar modules, which could limit our growth or reduce our net sales. See the Risk Factor entitled “The reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or other public policies, such as tariffs or other trade remedies imposed on solar cells and modules, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results” for additional information. In addition, we believe that a significant percentage of our customers install systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in a system, increase equity return requirements, or make alternative investments more attractive relative to PV solar power systems and, in each case, could cause these customers to seek alternative investments.

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

•difficulty in competing successfully with other technologies, such as bifacial modules and n-type mono-crystalline modules;

•difficulty in accurately prioritizing geographic markets that we can most effectively and profitably serve with our solar module offerings, including miscalculations in overestimating or underestimating addressable market demand;

•adverse public policies in countries we operate in and/or are pursuing, including local content requirements, the imposition of trade remedies, the removal of trade barriers, or capital investment requirements;

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

Refer also to the Risk Factors entitled “Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor, and tax conditions in the United States and/or foreign countries,” and “The reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or other public policies, such as tariffs or other trade remedies imposed on solar cells and modules, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

The loss of any of our large customers, or the inability of our customers and counterparties to perform under their contracts with us, could significantly reduce our net sales and negatively impact our results of operations.

Our customers include developers and operators of systems, utilities, independent power producers, commercial and industrial companies, and other system owners, who may experience intense competition at the system level, thereby constraining the ability for such customers to sustain meaningful and consistent profitability. The loss of any of our large customers, their inability to perform under their contracts, or their default in payment could significantly reduce our net sales and/or adversely impact our operating results. While our contracts with customers typically have certain firm purchase commitments and may include provisions for the payment of amounts to us in certain events of contract termination, these contracts may be subject to amendments made by us or requested by our customers. These amendments may reduce the volume of modules to be sold under the contract, adjust delivery schedules, or otherwise decrease the expected revenue under these contracts. Although we believe that we can mitigate this risk, in part, by reallocating modules to other customers if the need arises, we may be unable, in whole or in part, to do so on similar terms or at all. We may also mitigate this risk by requiring some form of payment security from our customers, such as parent guarantees, bank guarantees, surety bonds, or commercial letters of credit. However, in the event the providers of such payment security fail to perform their obligations, our operating results could be adversely impacted.

We may be unable to profitably provide new solar offerings or achieve sufficient market penetration with such offerings.

We may expand our portfolio of offerings to include solutions that build upon our core competencies but for which we have not had significant historical experience, including variations in our traditional product offerings or other offerings related to certain markets. We cannot be certain that we will be able to ascertain and allocate the appropriate financial and human resources necessary to grow these business areas. We could invest capital into growing these businesses but fail to address market or customer needs or otherwise not experience a satisfactory level of financial return. In expanding into these areas, we may also compete against companies that previously have not been significant competitors, such as companies that currently have substantially more experience than we do in the residential, commercial and industrial, or other targeted offerings. If we are unable to achieve growth in these areas, our overall growth and financial performance may be limited relative to our competitors and our operating results could be adversely impacted.

Risks Related to Our Operations, Manufacturing, and Technology

We face intense competition from manufacturers of crystalline silicon solar modules; if global supply exceeds global demand, it could lead to a further reduction in the average selling price for PV solar modules, which could reduce our net sales and adversely affect our results of operations.

The solar and renewable energy industries are highly competitive and are continually evolving as participants strive to distinguish themselves within their markets and compete with the larger electric power industry. Within the global PV solar industry, we face intense competition from crystalline silicon module manufacturers. Existing or future module manufacturers might be acquired by larger companies with significant capital resources, thereby further intensifying competition with us. In addition, the introduction of a low cost disruptive technology could adversely affect our ability to compete, which could reduce our net sales and adversely affect our results of operations.

We expect to compete with future entrants into the PV solar industry and existing market participants that offer new or differentiated technological solutions. For example, most crystalline silicon cell and wafer manufacturers have transitioned from lower efficiency Back Surface Field (“BSF”) multi-crystalline cells (the legacy technology against which we have generally competed) to higher efficiency Passivated Emitter Rear Contact (“PERC”) mono-crystalline cells at competitive cost structures. As a result, we expect that in the near future, our primary competition will be mono-crystalline PERC based modules with higher conversion efficiencies. Additionally, while conventional solar modules, including the solar modules we currently produce, are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, most module manufacturers offer bifacial modules that also capture diffuse irradiance and reflected light on the back side of a module. Such technology can improve the overall energy production of a module relative to nameplate efficiency when applied in certain applications, which could potentially lower the overall LCOE of a system when compared to systems using conventional solar modules, including the modules we currently produce. Additionally, certain module manufacturers recently introduced n-type mono-crystalline modules, such as TOPCon modules, which are expected to provide certain improvements to module efficiency, temperature coefficient, and bifacial performance, and claim to provide certain degradation advantages compared to other mono-crystalline modules. Finally, many of our competitors are promoting modules with larger overall area based on the use of larger silicon wafers. While the transition to such larger wafers would increase nameplate wattage, we believe the associated production cost would not improve significantly.

Even if demand for solar modules continues to grow, the rapid manufacturing capacity expansion undertaken by many module manufacturers in China and certain parts of Southeast Asia, particularly manufacturers of crystalline silicon cells, modules, and wafers, has created and may continue to cause periods of structural imbalance in which supply exceeds demand. See the Risk Factor entitled “Competition in solar markets globally and across the solar value chain is intense, and could remain that way for an extended period of time. An increased global supply of PV modules has caused and may cause structural imbalances in which global PV module supply exceeds demand, which could have a material adverse effect on our business, financial condition, and results of operations,” for additional information. In addition, we believe any significant decrease in the cost of silicon feedstock or polysilicon would reduce the manufacturing cost of crystalline silicon modules and lead to further pricing pressure for solar modules and potentially an oversupply of solar modules.

Our competitors could decide to reduce their sales prices in response to competition, even below their manufacturing costs, in order to generate sales, and may do so for a sustained period. Other competitors, including many in China, may have direct or indirect access to sovereign capital, which could enable such competitors to operate at minimal or negative operating margins for sustained periods of time. As a result, we may be unable to sell our solar modules at attractive prices, or for a profit, during any period of excess supply of solar modules, which would reduce our net sales and adversely affect our results of operations. Additionally, we may decide to lower our average selling prices to customers in certain markets in response to competition, which could also reduce our net sales and adversely affect our results of operations.

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

Although our module performance warranties extend for up to 30 years, our oldest solar modules manufactured during the qualification of our pilot production line have only been in use since 2001. Accordingly, our warranties are based on a variety of quality and life tests that enable predictions of durability and future performance. These predictions, however, could prove to be materially different from the actual performance during the warranty period, causing us to incur substantial expense to repair or replace defective solar modules or provide financial remuneration in the future. For example, our solar modules could suffer various failures, including breakage, delamination, corrosion, or performance degradation in excess of expectations, and our manufacturing operations or supply chain could be subject to materials or process variations that could cause affected modules to fail or underperform compared to our expectations. These risks could be amplified as we implement design and process changes in connection with our efforts to improve our products and accelerate module wattage as part of our long-term strategic plans. In addition, if we increase the number of installations in extreme climates, we may experience increased failure rates due to deployment into such field conditions. Any widespread product failures may damage our market reputation, cause our net sales to decline, require us to repair or replace the defective modules or provide financial remuneration, and result in us taking voluntary remedial measures beyond those required by our standard warranty terms to enhance customer satisfaction, which could have a material adverse effect on our operating results.

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

In addition to our limited solar module warranties described above, for PV solar power systems we have constructed for customers in prior periods, we have provided limited warranties for defects in engineering design, installation, and balance of systems (“BoS”) part workmanship for a period of one to two years following the substantial completion of a system or a block within the system. BoS parts represent mounting, electrical, and other parts used in PV solar power systems. In resolving claims under such BoS warranties, we have the option of remedying the defect through repair or replacement. As with our modules, these warranties are based on a variety of quality and life tests that enable predictions of durability and future performance. Any failures in BoS equipment beyond our expectations may also adversely impact our reputation, financial position, operating results, and cash flows.

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

Our failure to further refine our technology and develop and introduce improved PV products, including as a result of delays in implementing planned advancements, could render our solar modules uncompetitive and reduce our net sales, profitability, and/or market share.

We need to continue to invest significant financial resources in R&D to continue to improve our module conversion efficiencies and otherwise keep pace with technological advances in the solar industry. However, R&D activities are inherently uncertain, and we could encounter practical difficulties in commercializing our research results. We seek to continuously improve our products and processes, including, for example, certain planned improvements to our CdTe module technology and manufacturing capabilities, such as the implementation of our CuRe program or the increase to our module form factor (which we refer to as Series 6 Plus or Series 7), and the resulting changes carry potential risks in the form of delays, performance, additional costs, or other unintended contingencies. For example, the implementation of our CuRe program has been delayed as a result of certain challenges, including in achieving full module performance entitlement in high volume manufacturing conditions and certain impediments to our ability to upgrade tooling to support our CuRe program. As a result, we have amended or will endeavor to amend certain related customer contracts, including by potentially making certain price concessions and substituting other modules. While we believe our CuRe program remains promising and that we will be able to resolve the challenges described above, we may encounter unanticipated technological, logistical, or other challenges that could result in further delays to our CuRe program. Additionally, the successful launch of our Series 7 module technology, which we expect to produce at our third manufacturing facility in the U.S. and our first manufacturing facility in India, is sensitive to changes in the final product size and module mounting structure, among others. While we believe that we will be able to manage these uncertainties, we may encounter unanticipated challenges as we implement design and process changes in connection with this new module series.

Any such additional challenges or other circumstances beyond our knowledge or control could result in material adverse impacts, including additional pricing concessions in other customer contracts. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Trends and Uncertainties” of this Annual Report on Form 10-K for additional information on our CuRe program.

Our significant expenditures for R&D may not produce corresponding benefits. Other companies are developing a variety of competing PV technologies, including advanced mono-crystalline silicon cells, PERC or advanced p-type crystalline silicon cells, high-efficiency n-type crystalline silicon cells, bifacial solar modules, and new emerging technologies such as hybrid perovskites or other thin films, which could produce solar modules that prove more cost-effective or have better performance than our solar modules. We often forward price our products in anticipation of future technology improvements. Furthermore, certain of our contracts with customers may include transaction price adjustments associated with future module technology improvements, including new product designs and enhancements to certain energy related attributes. Accordingly, an inability to further refine our technology and execute our module technology roadmap could adversely affect our operating results.

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

A disruption in our supply chain for CdTe, other key raw materials, or equipment could interrupt or impair our ability to manufacture solar modules and could adversely impact our profitability and long-term growth prospects.

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

Furthermore, our supply chain could be limited if any of our current or future suppliers fail to perform or are unable to acquire an adequate supply in a timely manner or at commercially reasonable prices. If our current or future suppliers cannot obtain sufficient raw materials or key equipment, they could substantially increase prices or be unable to perform under their contracts. Additionally, we may also be unable to effectively manage fluctuations in the availability and cost of logistics services associated with the procurement of raw materials or equipment used in our manufacturing process. If we are unable to pass such cost increases to our customers, a substantial increase in prices or any limitations or disruptions in our supply chain could adversely impact our profitability and long-term growth objectives. Refer also to the Risk Factor entitled, “The COVID-19 pandemic could materially impact our business, financial condition, and results of operations.”

Our failure to reduce module manufacturing production and selling costs, including costs related to raw materials and logistics services, could render our solar modules uncompetitive and reduce our net sales, profitability, and/or market share.

Certain of our key raw material purchase contracts include variable pricing terms, which are driven by underlying indices for certain commodities, including aluminum, steel, and natural gas, among others. Fluctuations in such underlying commodity indices may increase our raw material costs. Additionally, an increase in price levels generally, such as inflation related to the cost of raw materials, key manufacturing equipment, labor, and logistics services, could adversely impact our profitability. From time to time, we may utilize derivative hedging instruments to mitigate price changes related to our raw materials or key manufacturing equipment. Our profitability could be adversely impacted if we are unable to effectively hedge such prices or pass these cost increases through to our customers. We often forward price our products in anticipation of future cost reductions, and thus, an inability to execute our cost reduction roadmap could adversely affect our operating results.

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

•an inability to increase production throughput or the average power output per module, or minimize manufacturing yield losses;

•failure to effectively manage the availability and cost of logistics services associated with the procurement of raw materials or equipment used in our manufacturing process and the shipping, handling, storage, and distribution of our modules;

•delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as our inability to secure economical contracts with equipment vendors;

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

We recently announced plans to expand our manufacturing capacity by 6.6 GWDC by constructing our third manufacturing facility in the U.S. and our first manufacturing facility in India. These new facilities are currently under construction and are expected to commence operations in the first half of 2023 and the second half of 2023, respectively. If we cannot successfully execute on our current capacity expansion plans, we may incur significant costs in excess of our current plans to invest $1.4 billion in the aggregate for these new facilities. If we are not able to effectively manage current or future expansion activities or realize their anticipated benefits, it may adversely impact our results of operations.

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

Project development or construction activities, which are primarily concentrated in Japan, may not be successful; projects under development may not receive required permits, community support, real property rights, power purchase agreements (“PPA”), interconnection, and transmission arrangements; or financing or construction may not commence or proceed as scheduled, which could increase our costs and impair our ability to recover our investments.

Our residual business operations include certain project development activities that are primarily concentrated in Japan. The development and construction of solar energy generation facilities involve numerous risks. We may be required to spend significant sums for land and interconnection rights, preliminary engineering, permitting, lobbying, legal services, and other expenses before we can determine whether a project is feasible, economically attractive, or capable of being built. Success in developing a particular project is contingent upon, among other things:

•obtaining and maintaining land rights for the project site, transmission lines, and environmental mitigation;

•receipt from governmental agencies of required environmental, land-use, and construction and operation permits and approvals;

•negotiation of development agreements, public benefit agreements, and other agreements to compensate local communities and governments for project impacts;

•receipt of rights to interconnect the project to the electric grid or to transmit energy;

•negotiation of satisfactory engineering, procurement, and construction (“EPC”) agreements with third-party EPC providers;

•securing necessary rights of way for access and transmission lines;

•obtaining financing, including debt, equity, and funds required for development and construction; and

•payment of PPAs, interconnection, and other deposits or security (some of which are non-refundable).

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

•unforeseen engineering problems;

•construction delays and contractor performance shortfalls;

•cost over-runs;

•labor, equipment, and material supply shortages, failures, or disruptions;

•cost or schedule impacts arising from changes in regulatory policies and laws;

•project delays that could adversely impact our ability to maintain interconnection rights;

•additional complexities when conducting project development or construction activities in foreign jurisdictions (either on a stand-alone basis or in collaboration with local business partners), including operating in accordance with the FCPA and applicable local laws and customs;

•adverse environmental and geological conditions; and

•force majeure and other events out of our control.

If we fail to achieve system-level capacity, or fail to meet other contract terms, we may be subject to forfeiture of significant deposits under PPAs or interconnection agreements or termination of such agreements, incur significant liquidated damages, penalties, and/or other obligations under other project related agreements, and may not be able to recover our investment in the project. If we are unable to complete the development of a solar energy project, we may impair some or all of these capitalized investments, which would have an adverse impact on our net income in the period in which the loss is recognized.

Risks Related to Regulations

Existing regulations and policies, changes thereto, and new regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of PV solar products, which may significantly reduce demand for our modules.

The market for electricity generation products is heavily influenced by federal, state, local, and foreign government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and interconnection of customer-owned electricity generation. In the United States and certain other countries, these regulations and policies have been modified in the past and may be modified again in the future, which could deter end-user purchases of PV solar products and investment in the R&D of PV solar technology. For example, without a mandated regulatory exception for PV solar power systems, system owners are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. To the extent these interconnection standby fees are applicable to PV solar power systems, it is likely that they would increase the cost of such systems, which could make the systems less desirable, thereby adversely affecting our business, financial condition, and results of operations.

Our modules are often subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, and other matters, and tracking the requirements of individual jurisdictions is complex. Any new government regulations or utility policies pertaining to our modules may result in significant additional expenses to us or our customers and, as a result, could cause a significant reduction in demand for our products. In addition, any regulatory compliance failure could result in significant management distraction, unplanned costs, and/or reputational damage.

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

The use of cadmium or cadmium compounds in various products is also coming under increasingly stringent governmental regulation. Future regulation in this area could impact the manufacturing, sale, collection, and recycling of solar modules and could require us to make unforeseen environmental expenditures or limit our ability to sell and distribute our products. For example, European Union Directive 2011/65/EU on the Restriction of the Use of Hazardous Substances (“RoHS”) in electrical and electronic equipment (the “RoHS Directive”) restricts the use of certain hazardous substances, including cadmium and its compounds, in all electronic equipment sold into the European market, unless excluded from the law. Currently, PV solar modules are explicitly excluded from the scope of RoHS (Article 2), as adopted in June 2011. Other jurisdictions have adopted similar legislation or are considering doing so. The next revision of the RoHS Directive is expected in 2022. If PV modules were to be included in the scope of future RoHS revisions without an exemption or exclusion, we would be required to redesign our solar modules to reduce cadmium and other affected hazardous substances to the maximum allowable concentration thresholds in the RoHS Directive in order to continue to offer them for sale within the EU. As such actions would be impractical, this type of regulatory development would effectively close the EU market to us, which could have a material adverse effect on our business, financial condition, and results of operations.

General Risk Factors

The COVID-19 pandemic could materially impact our business, financial condition, and results of operations.

The COVID-19 pandemic has continued to have an unprecedented impact on the United States, Malaysia, Vietnam, India, and other countries throughout the world, including those in which we do business or have operations. The extent to which the COVID-19 pandemic could impact us continues to be highly uncertain and cannot be predicted, and will depend largely on subsequent developments, including the severity and duration of the pandemic, measures taken to contain the spread of the virus, such as restrictions on travel and gatherings of people and temporary closures of or limitations on businesses and other commercial activities, and the timing and nature of policies implemented by governmental authorities to ease such measures.

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

•the failure of our suppliers or vendors to supply materials or equipment, or the failure of our vendors to install, repair, or replace our specialized equipment, due to the COVID-19 pandemic and related containment measures, may idle, slowdown, shutdown, or otherwise cause us to adjust our manufacturing capacity, and the availability and cost of logistics services associated with the procurement of raw materials or equipment used in our manufacturing process and the shipping, handling, storage, and distribution of our modules may require us to adjust our module manufacturing plans or module delivery commitments, which may result in additional unplanned charges. We have incurred manufacturing charges associated with the ongoing COVID-19 pandemic;

•we perform substantial R&D to continue to improve our module wattage (or conversion efficiency), lower our module cost per watt, and otherwise keep pace with technological advances in the solar industry. The COVID-19 pandemic and related containment measures, including the unavailability of our personnel and third-party partners who are engaged in R&D activities, may inhibit our R&D efforts, our ability to timely advance or commercialize these efforts, or otherwise implement our technology roadmap (such as our CuRe program); and

•the majority of our associates who are capable of performing their function remotely are telecommuting (i.e., working from home). While we have instituted security measures to minimize the likelihood and impact of a cybersecurity incident with respect to associates utilizing technological communications tools, these measures may be inadequate to prevent a cybersecurity breach because of the unprecedented number of associates using these tools. Any increase in the frequency or scope of cyber-attacks may exacerbate the aforementioned cybersecurity risks. In addition, while we have, among other things, established enhanced cleaning procedures at our facilities and protocols for responding when our associates are infected, we cannot assure these will be sufficient to mitigate the risks faced by our work force or the liability we may face as a result of any outbreaks of COVID-19.

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

Our operations rely on our computer systems, hardware, software, and networks, as well as those of third parties with which we do business, to securely process, store, and transmit proprietary, confidential, and other information, including intellectual property and personal identifiable information. We also rely heavily on these information systems to operate our manufacturing lines. These information systems may be compromised by cyber-attacks, computer viruses, and other events that could be materially disruptive to our business operations and could put the security of our information, and that of the third parties with which we do business, at risk of misappropriation or destruction. In recent years, such cyber incidents have become increasingly frequent and sophisticated, targeting or otherwise affecting a wide range of companies. While we have instituted security measures and procured insurance to minimize the likelihood and impact of a cyber incident, there is no assurance that these measures, or those of the third parties with which we do business, will be adequate in the future. If these measures fail, valuable information may be lost; our operations may be disrupted; we may be unable to fulfill our customer obligations; and our reputation may suffer. For example, any cyber incident affecting our automated manufacturing lines could adversely affect our ability to produce solar modules or otherwise affect the quality and performance of the modules produced. We may also be subject to litigation, regulatory action, remedial expenses, and financial losses beyond the scope or limits of our insurance coverage. These consequences of a failure of security measures could, individually or in the aggregate, have a material adverse effect on our business, financial condition, and results of operations.

As a result of the COVID-19 pandemic, the vast majority of our associates who are capable of performing their function remotely are telecommuting, which may exacerbate the aforementioned cybersecurity risks. See the Risk Factor entitled “The COVID-19 pandemic could materially impact our business, financial condition, and results of operations.”

If we are unable to attract, train, retain, and successfully integrate key personnel into our management team, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train, and retain management, operations, sales, and technical personnel, including personnel in foreign jurisdictions. Recruiting and retaining capable personnel, particularly those with expertise in the PV solar industry across a variety of technologies, are vital to our success. We are also dependent on the services of our executive officers and other members of our senior management team. The loss of one or more of these key associates or any other member of our senior management team could have a material adverse effect on our business. We may not be able to retain or replace these key associates and may not have adequate succession plans in place. Several of our current key associates, including our executive officers, are subject to employment conditions or arrangements that contain post-employment non-competition provisions. However, these arrangements permit the associates to terminate their employment with us upon little or no notice.

There is substantial competition for qualified technical and manufacturing personnel, and while we continue to benchmark our organization against the broad spectrum of business in our market space to remain economically competitive, there can be no assurances that we will be able to attract and retain our technical personnel. As we continue to expand domestically and internationally, we may encounter regional laws that mandate union representation or associates who desire union representation or a collective bargaining agreement. If we are unable to attract and retain qualified associates, or otherwise experience unexpected labor disruptions within our business, we may be materially and adversely affected.

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

Although our reporting currency is the U.S. dollar, we conduct certain business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation and transaction risk. For example, certain of our net sales in 2021 were denominated in foreign currencies, such as Japanese yen and Euro, and we expect to continue to have net sales denominated in foreign currencies in the future. Certain business arrangements with strategic partners outside the United States have involved and may involve significant investments denominated in local currencies. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our results of operations and result in exchange gains or losses. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations.

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

We are subject to income taxes in the various jurisdictions in which we operate. Accordingly, we are subject to a variety of tax laws and interpretations of such laws by local tax authorities. For example, in March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into U.S. law. The final effects of the CARES Act may differ from the amounts provided elsewhere in this Annual Report on Form 10-K, possibly materially, due to, among other things, any legislative action to address questions that arise because of the CARES Act and any changes in accounting standards for income taxes or related interpretations in response to the CARES Act or actions we may take as a result of the CARES Act. Additionally, in January 2022, the U.S. government published new regulations in the U.S. Federal Register to address various aspects of foreign tax credit regimes, including, among other things, guidance related to the disallowance of credits or deductions for foreign income taxes. These regulations, which are effective in March 2022, contain certain provisions that are applicable for periods prior to the effective date, and the final effects could result in material income tax expense in future periods. Furthermore, longstanding international tax laws that determine each country’s jurisdictional tax rights in cross-border international trade continue to evolve as a result of the base erosion and profit shifting reporting requirements recommended by the Organization for Economic Co-operation and Development. Changes to these and other tax laws and regulations could have a material adverse impact on our business, financial condition, and results of operations.

We are subject to potential tax examinations in various jurisdictions, and taxing authorities may disagree with our interpretations of U.S. and foreign tax laws and may assess additional taxes. We regularly assess the likely outcomes of these examinations in order to determine the appropriateness of our tax provision; however, the outcome of tax examinations cannot be predicted with certainty. Therefore, the amounts ultimately paid upon resolution of such examinations could be materially different from the amounts previously included in our income tax provision, which could have a material adverse impact on our business, financial condition, and results of operations.

In addition, our future effective tax rate could be adversely affected by changes to our operating structure, losses of tax holidays, changes in the jurisdictional mix of earnings among countries with tax holidays or differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process. Any changes in our effective tax rate may have a material adverse impact on our business, financial conditions, and results of operations.

We have been and may be subject to or involved in litigation or threatened litigation, the outcome of which may be difficult to predict, and which may be costly to defend, divert management attention, require us to pay damages, or restrict the operation of our business.

From time to time, we have been and may be subject to disputes and litigation, with and without merit, that may be costly and which may divert the attention of our management and our resources in general, whether or not any dispute actually proceeds to litigation. The results of complex legal proceedings are difficult to predict. Moreover, complaints filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. Even if we are able to estimate losses related to these actions, the ultimate amount of loss may be materially higher than our estimates. Any resolution of litigation, or threatened litigation, could involve the payment of damages or expenses by us, which may be significant or involve an agreement with terms that restrict the operation of our business. Even if any future lawsuits are not resolved against us, the costs of defending such lawsuits may be significant. These costs may exceed the dollar limits of our insurance policies or may not be covered at all by our insurance policies. Because the price of our common stock has been, and may continue to be, volatile, we can provide no assurance that additional securities or other litigation will not be filed against us in the future. See Note 13. “Commitments and Contingencies – Legal Proceedings” to our consolidated financial statements for more information on our legal proceedings.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, our principal properties consisted of the following:

Nature	Primary Segment(s) Using Property	Location	Held
Corporate headquarters	Modules & Other	Tempe, Arizona, United States	Lease
Manufacturing plant, R&D facility, and administrative offices (1)	Modules	Perrysburg, Ohio, United States	Own
R&D facility	Modules	Santa Clara, California, United States	Lease
Manufacturing plant and administrative offices	Modules	Kulim, Kedah, Malaysia	Lease land, own buildings
Administrative offices	Modules & Other	Georgetown, Penang, Malaysia	Lease
Manufacturing plant	Modules	Ho Chi Minh City, Vietnam	Lease land, own buildings
Manufacturing plant (2)	Modules	Tamil Nadu, India	Lease land, own buildings
Manufacturing plant (3)	Modules	Frankfurt/Oder, Germany	Own
——————————
(1)Includes our second U.S. manufacturing plant located in Lake Township, Ohio, a short distance from our plant in Perrysburg, Ohio. Also includes our third U.S. manufacturing plant currently under construction in Lake Township, Ohio, which is expected to commence operations in the first half of 2023.

(2)Manufacturing plant currently under construction; operations are expected to commence in the second half of 2023.

(3)In December 2012, we ceased manufacturing at our German plant. Since its closure, we have, from time to time, marketed such property for sale.

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

Holders

As of February 25, 2022, there were 44 record holders of our common stock, which does not reflect beneficial owners of our shares.

Dividend Policy

We have never paid and do not expect to pay dividends on our common stock for the foreseeable future. The declaration and payment of dividends is subject to the discretion of our board of directors and depends on various factors, including our net income, financial condition, cash requirements, future prospects, and other factors considered relevant by our board of directors. We expect to prioritize our working capital requirements, capacity expansion and other capital expenditure needs, and merger and acquisition opportunities prior to returning capital to our shareholders.

Stock Price Performance Graph

The following graph compares the five-year cumulative total return on our common stock relative to the cumulative total returns of the S&P 500 Index and the Invesco Solar ETF, which represents a peer group of solar companies. For purposes of the graph, an investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, the S&P 500 Index, and the Invesco Solar ETF on December 31, 2016, and its relative performance is tracked through December 31, 2021. This graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing. The stock price performance shown in the graph represents past performance and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among First Solar, the S&P 500 Index,
and the Invesco Solar ETF

——————————
*    $100 invested on December 31, 2016 in stock or index, including reinvestment of dividends. Index calculated on a month-end basis.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliate Purchases

None.

Item 6. Reserved

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions as described under the “Note Regarding Forward-Looking Statements” that appears earlier in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under Item 1A. “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. This discussion and analysis does not address certain items in respect of the year ended December 31, 2019 in reliance on amendments to disclosure requirements adopted by the SEC in 2019. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 for comparative discussions of our results of operations and liquidity and capital resources for the years ended December 31, 2020 and 2019.

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

Certain of our financial results and other key operational developments for the year ended December 31, 2021 include the following:

•Net sales for 2021 increased by 8% to $2.9 billion compared to $2.7 billion in 2020. The increase in net sales was primarily attributable to an increase in the volume of modules sold to third parties, the sales of certain projects in the United States and Japan in the current period, and the settlement of an outstanding indemnification arrangement associated with the sale of one of our projects, partially offset by the sales of certain projects in Japan, the United States, and India in the prior period and a decrease in the average selling price per watt. See Note 13. “Commitments and Contingencies” to our consolidated financial statements for discussion of our indemnification arrangements.

•Gross profit decreased 0.1 percentage points to 25.0% in 2021 from 25.1% in 2020 primarily due to a decrease in the average selling price per watt of our modules, the volume of higher gross profit projects sold during the prior period, and an increase in logistics costs, partially offset by continued module cost reductions and the indemnification matter mentioned above.

•As of December 31, 2021 we had 7.9 GWDC of total installed nameplate module production capacity across all our facilities. We produced 7.9 GWDC of solar modules during 2021, which represented a 34% increase in Series 6 module production from 2020. The increase in Series 6 production was primarily driven by the incremental Series 6 production capacity added in Malaysia in early 2021 and higher throughput at our manufacturing facilities. We expect to produce between 8.2 GWDC and 8.8 GWDC of Series 6 and Series 6 Plus modules during 2022.

•During 2021, we announced plans to expand our manufacturing capacity by 6.6 GWDC by constructing our third manufacturing facility in the U.S. and our first manufacturing facility in India. These new facilities are expected to commence operations in the first half of 2023 and the second half of 2023, respectively.

•Following an evaluation of the long-term cost structure, competitiveness, and risk-adjusted returns of our O&M services business, we received an offer to purchase certain portions of the business and determined it was in the best interest of our stockholders to pursue this transaction. Accordingly, in August 2020, we entered into an agreement with a subsidiary of Clairvest Group, Inc. (“Clairvest”) for the sale of our North American O&M operations. We completed the transaction in March 2021. Following certain customary post-closing adjustments, we received total consideration of $149.1 million. As a result of this transaction, we recognized a gain of $115.8 million, net of transaction costs and post-closing adjustments, which is presented in “Gain on sales of businesses, net” in our consolidated statements of operations for the year ended December 31, 2021.

•Following a separate evaluation of the long-term cost structure, competitiveness, and risk-adjusted returns of our U.S. project development business, we determined it was also in the best interest of our stockholders to pursue the sale of this business. In January 2021, we entered into an agreement with Leeward Renewable Energy Development, LLC (“Leeward”), a subsidiary of the Ontario Municipal Employees Retirement System, for the sale of our U.S. project development business, which included developing, contracting for the construction of, and selling utility-scale PV solar power systems in the United States. The transaction included our approximately 10 GWAC utility-scale solar project pipeline, including the advanced-stage Horizon, Madison, Ridgely, Rabbitbrush, and Oak Trail projects; the 30 MWAC Barilla Solar project, which is operational; and certain other equipment. In addition, Leeward agreed to certain module purchase commitments. We completed the transaction in March 2021 for an aggregate purchase price of $284.0 million. Such purchase price included $151.4 million for the sale of the U.S. project development business and $132.6 million for the sale of 392 MWDC of solar modules, which is presented in “Net sales” on our consolidated statements of operations for the year ended December 31, 2021. As a result of this transaction, we recognized a gain of $31.5 million, net of transaction costs and post-closing adjustments, which is presented in “Gain on sales of businesses, net” in our consolidated statements of operations for the year ended December 31, 2021.

•In late 2021, we received an offer to purchase our project development and O&M services businesses in Japan and determined it was in the best interest of our stockholders to pursue this transaction. As a result, we expect to enter into an agreement for the sale of these businesses in the near term. The completion of the transaction is contingent on the completion of final contract negotiations and the achievement of certain closing conditions. Assuming satisfaction of such items, we expect the sale to be completed in the first half of 2022.

Market Overview

Global solar markets continue to expand and develop, in part aided by demand elasticity resulting from declining average selling prices, both at the module and system levels, which has promoted the widespread adoption of solar energy. As a result of such market opportunities, we recently announced plans to expand our manufacturing capacity by 6.6 GWDC by constructing our third manufacturing facility in the U.S. and our first manufacturing facility in India. These new facilities, which we expect to produce our next generation Series 7 modules, are currently under construction and are expected to commence operations in the first half of 2023 and the second half of 2023, respectively. In the aggregate, we believe manufacturers of solar cells and modules, particularly those in China, have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. Accordingly, we believe the solar industry may experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that excess capacity will also put pressure on pricing. In light of such market realities, we continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process, our research and development capabilities, the sustainability advantage of our modules, and our financial stability.

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. This competition may result in an environment in which pricing falls rapidly, thereby potentially increasing demand for solar energy solutions but constraining the ability for project developers and module manufacturers to sustain meaningful and consistent profitability. Although module average selling prices in many global markets have declined for several years, recent module spot pricing has increased, in part, due to elevated commodity and freight costs. For example, the price of polysilicon has significantly increased in recent months due to a coal shortage in China, which resulted in higher energy prices and the Chinese government mandating power restrictions that led to curtailments of silicon metal production. Given the majority of global polysilicon capacity is located in China, such higher energy prices and reduced operating capacities have adversely affected the supply of polysilicon, contributing to an increase in polysilicon pricing. In response to such supply shortage, certain other Chinese-based producers of polysilicon are in the process of expanding their production capacity, which is expected to reduce the price of polysilicon in future periods. Accordingly, while the duration of this elevated period of spot pricing is uncertain, module average selling prices in global markets are expected to continue to decline in the long-term.

Competitive pricing for modules and systems, relative to the cost of traditional forms of energy generation, is expected to contribute to diversification in global electricity generation and further demand for solar energy. Over time, however, declining average selling prices may adversely affect our results of operations to the extent we have not already entered into contracts for future module sales. Our results of operations could also be adversely affected if competitors reduce pricing to levels below their costs, bid aggressively low prices for module sale agreements, or are able to operate at minimal or negative operating margins for sustained periods of time. For certain of our competitors, including many in China, these practices may be enabled by their direct or indirect access to sovereign capital or other forms of state-owned support. In certain markets in California and elsewhere, an oversupply imbalance at the grid level may reduce short-to-medium term demand for new solar installations relative to prior years, lower pricing for PPAs, and lower margins on module and system sales to such markets. However, we believe the effects of such imbalance can be mitigated by modern solar power plants and energy storage solutions that offer a flexible operating profile, thereby promoting greater grid stability and enabling a higher penetration of solar energy. We continue to address these uncertainties, in part, by executing on our module technology improvements and implementing certain other cost reduction initiatives.

We face intense competition from manufacturers of crystalline silicon solar modules. Solar module manufacturers compete with one another on sales price per watt, which may be influenced by several module value attributes, including wattage (through a larger form factor or an improved conversion efficiency), energy yield, degradation, sustainability, reliability, warranty terms, and customer payment terms. While conventional solar modules, including the solar modules we currently produce, are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, most module manufacturers offer bifacial modules that also capture diffuse irradiance on the back side of a module. Bifaciality compromises nameplate efficiency, but by converting both front and rear side irradiance, such technology may improve the overall energy production of a module relative to nameplate efficiency when applied in certain applications, which could potentially lower the overall LCOE of a system when compared to systems using conventional solar modules, including the modules we currently produce. Additionally, certain module manufacturers recently introduced n-type mono-crystalline modules, such as TOPCon modules, which are expected to provide certain improvements to module efficiency, temperature coefficient, and bifacial performance, and claim to provide certain degradation advantages compared to other mono-crystalline modules.

We believe we are among the lowest cost module manufacturers in the solar industry on a module cost per watt basis, based on publicly available information. This cost competitiveness allows us to compete favorably in markets where pricing for modules and systems is highly competitive. Our cost competitiveness is based in large part on our advanced thin-film semiconductor technology, module wattage (or conversion efficiency), proprietary manufacturing process (which enables us to produce a CdTe module in a matter of hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), and our focus on operational excellence. In addition, our CdTe modules use approximately 2% of the amount of semiconductor material that is used to manufacture conventional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels. In recent years, polysilicon consumption per cell has been reduced through various initiatives, such as the adoption of diamond wire saw technology, which have contributed to declines in our relative manufacturing cost competitiveness over conventional crystalline silicon module manufacturers.

In terms of performance, in many climates our solar modules provide certain energy production advantages relative to competing crystalline silicon modules. For more information about these advantages, see Item 1. “Business – Business Strategy.” Additionally, we warrant that our solar modules will produce at least 98% of their labeled power output rating during the first year, with the warranty coverage reducing by a degradation factor between 0.3% and 0.5%, depending on the module series, every year thereafter throughout the limited power output warranty period of up to 30 years. Following the implementation of our CuRe program, we expect the warranted degradation of our modules to decline to 0.2% per year in the near term. As a result of these and other factors, our solar modules can produce more annual energy in real world operating conditions than conventional crystalline silicon modules with the same nameplate capacity. For more information about the risks associated with our CuRe program, see Item 1A. “Risk Factors – Our failure to further refine our technology and develop and introduce improved PV products, including as a result of delays in implementing planned advancements, could render our solar modules uncompetitive and reduce our net sales, profitability, and/or market share.”

While our modules are generally competitive in cost, reliability, and performance attributes, there can be no guarantee such competitiveness will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in further declines in the average selling prices of our modules and additional margin compression. We continue to focus on enhancing the competitiveness of our solar modules by accelerating progress along our module technology and cost reduction roadmaps.

Certain Trends and Uncertainties

We believe that our business, financial condition, and results of operations may be favorably or unfavorably impacted by the following trends and uncertainties. See Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K for discussions of other risks that may affect us.

Our business is evolving worldwide and is shaped by the varying ways in which our offerings can be compelling and economically viable solutions to energy needs in various markets. In addressing such demand for electricity, we are focusing on providing utility-scale module offerings in key geographic markets that we believe have a compelling need for mass-scale PV solar electricity, including markets throughout the United States, India, Europe, and Japan. We closely evaluate and monitor the appropriate level of resources required to support such markets and their associated sales opportunities. When deployed in utility-scale applications, our modules provide energy at a lower LCOE compared to traditional forms of energy generation, making them an attractive alternative to or replacement for aging fossil fuel-based generation resources. Based on publicly available information, retirements of coal generation plants in the United States alone are expected to approximate 50 GWDC over the next ten years, representing a significant increase in the potential market for solar energy in the near term.

This focus on utility-scale module offerings exists within a current market environment that includes rooftop and distributed generation solar, particularly in the United States. While it is unclear how rooftop and distributed generation solar might impact our core offerings over the next several years, we believe that utility-scale solar will continue to be a compelling offering for companies with technology and cost leadership and will continue to represent an increasing portion of the overall electricity generation mix. However, our module offerings in certain markets may be driven, in part, by future demand for rooftop and distributed generation solar solutions.

Demand for our PV solar module offerings depends, in part, on market factors outside our control, such as the availability of debt and/or equity financing (including, in the United States, tax equity financing), interest rate fluctuations, domestic or international trade policies, government regulations, and government support programs. Many governments have proposed policies or support programs intended to encourage renewable energy investments. Such support programs may include additional incentives over several years for renewable energy projects or manufacturers of renewable energy products. For example, during 2021 legislation was introduced in the U.S. Congress to incentivize domestic solar manufacturing and accelerate the transition to clean energy by providing tax credits for U.S. solar manufacturers and project developers. Among other things, such proposed legislation extends the investment tax credit up to 40% for 10 years for solar projects that satisfy certain domestic content, labor, and wage requirements; introduces certain refundable tax credits for solar module components manufactured in the U.S.; revives certain tax credits for capital investments in the manufacturing of solar module components; and expands the scope of production tax credits for energy storage projects. At this time, it is unclear whether and to what extent such measures will be enacted into law. If such legislation is successfully signed into law, or other similar policies or support programs are enacted, it could positively impact our business, financial condition, and results of operations. While we compete in many markets that do not require solar-specific government subsidies or support programs, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for our PV solar modules.

We generally price and sell our solar modules on a per watt basis. As of December 31, 2021, we had entered into contracts with customers for the future sale of 21.9 GWDC of solar modules for an aggregate transaction price of $5.9 billion, which we expect to recognize as revenue through 2025 as we transfer control of the modules to the customers. Such volume includes contracts for the sale of 7.3 GWDC of solar modules that include transaction price adjustments associated with future module technology improvements, including new product designs and enhancements to certain energy related attributes. Based on these potential technology improvements, the contracted module volumes as of December 31, 2021, and the expected timing of module deliveries, such adjustments, if realized, could result in additional revenue of up to $0.2 billion, the majority of which would be recognized in 2023. In addition to these price adjustments, certain of our contracts with customers may also include favorable price adjustments for the proposed extension of the U.S. investment tax credit described above.

Our ability to provide PV solar modules on economically attractive terms is also affected by the availability and cost of logistics services associated with the procurement of raw materials or equipment used in our manufacturing process and the shipping, handling, storage, and distribution of our modules. For example, the cost of ocean freight throughout many parts of the world has continued to increase due to the limited availability of shipping containers, increased port congestion resulting from labor shortages, an increase in cancellations of shipments by logistics providers, and elevated fuel costs. Such factors may disrupt our supply chain and adversely impact our manufacturing operations as several of our key raw materials and components are either single-sourced or sourced from a limited number of suppliers. In response to these disruptions, we have accommodated certain requests for delayed shipments in an effort to manage our shipping routes and mitigate our exposure to uncontracted freight rates. Additionally, due to ongoing schedule reliability issues with many operating ships, we are adjusting our shipping plans to include additional lead time for module deliveries and utilizing our U.S. distribution network to better meet our customer commitments. For certain contracts with customers, we have also started employing module contract structures that provide additional consideration to us if logistic costs exceed a defined threshold. Additionally, our manufacturing capacity expansions in the U.S. and India are expected to bring manufacturing activities closer to customer demand, further mitigating our exposure to the cost of ocean freight. While it is currently unclear how long these issues will persist, they may be further exacerbated by the disruption of major shipping routes or other economic disruptions caused by the COVID-19 pandemic.

We continue to invest significant financial resources in R&D initiatives, including in efforts to enhance module performance such as our CuRe program. However, our CuRe program has encountered certain challenges in achieving full module performance entitlement in high volume manufacturing conditions, which, together with COVID-19 related travel restrictions, quarantine requirements, and government orders impacting our ability to upgrade tooling to support our CuRe program at our manufacturing facilities in Malaysia and Vietnam, has resulted in delays in implementing our CuRe program. We previously revised our expected integration schedule to early 2022 for our lead line implementation. Our ability to implement our CuRe program by such time will be based on the results of a series of production tests in high volume manufacturing conditions. This and further testing will ultimately inform our lead line implementation timing and our subsequent fleet-wide replication schedule. In connection with the aforementioned challenges, we have amended or will endeavor to amend certain customer contracts for modules utilizing CuRe technology, including by potentially making certain price concessions and substituting our other modules for the modules with CuRe technology that were expected to be delivered under the terms of the original customer contracts. For more information about the risks associated with our CuRe program, see Item 1A. “Risk Factors - Our failure to further refine our technology and develop and introduce improved PV products, including as a result of delays in implementing planned advancements, could render our solar modules uncompetitive and reduce our net sales, profitability, and/or market share.”

On occasion, we have elected to temporarily own and operate certain PV solar power systems with the intention to sell them at a later date. As of December 31, 2021 and 2020, the recoverability of our Luz del Norte PV solar power plant was based, in part, on the likelihood of our continued ownership and operation of the system. However, it is reasonably possible that our intent to hold the asset may change in the near term due to our evaluation of strategic sale opportunities for the system. The pursuit of such opportunities, which require coordination with the system’s lenders, may result in a determination that the carrying value of the system is not recoverable based on the probability-weighted undiscounted future cash flows, which in turn could result in a possible impairment of the system in future periods. Accordingly, any changes in our expected use of the asset or its disposition may result in impairment charges that could be material to our consolidated financial statements and have a significant adverse impact on our results of operations.

We continually evaluate forecasted global demand, competition, and our addressable market and seek to effectively balance manufacturing capacity with market demand and the nature and extent of our competition. We continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage (or conversion efficiency), and improving manufacturing yield losses. Additionally, we recently announced plans to expand our manufacturing capacity by 6.6 GWDC by constructing our third manufacturing facility in the U.S. and our first manufacturing facility in India. Such additional capacity, and any other potential investments to add or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors,” including those described under the headings “Our future success depends on our ability to effectively balance manufacturing production with market demand, convert existing production facilities to support new product lines, decrease our cost per watt, and, when necessary, continue to build new manufacturing plants over time in response to market demand, all of which are subject to risks and uncertainties” and “If any future production lines are not built in line with committed schedules, it may adversely affect our future growth plans. If any future production lines do not achieve operating metrics similar to our existing production lines, our solar modules could perform below expectations and cause us to lose customers.”

In response to the COVID-19 pandemic, governmental authorities have recommended or ordered the limitation or cessation of certain business or commercial activities in jurisdictions in which we do business or have operations. While some of these orders permit the continuation of essential business operations, or permit the performance of minimum business activities, these orders are subject to continuous revision or may be revoked or superseded, or our understanding of the applicability of these orders and exemptions may change at any time. In addition, due to contraction of the virus, or concerns about becoming ill from the virus, we may experience reductions in the availability of our operational workforce, such as our manufacturing personnel. As a result, we may at any time be ordered by governmental authorities, or we may determine, based on our understanding of the recommendations or orders of governmental authorities or the availability of our personnel, that we have to curtail or cease business operations or activities altogether, including manufacturing, fulfillment, research and development activities, the implementation of our technology roadmap (such as certain Series 6 Plus manufacturing upgrades in Vietnam and our CuRe program), or construction activities associated with our expanding manufacturing capacity. At this time, such limitations have had a minimal effect on our manufacturing facilities, with the exception of the aforementioned technology roadmap delays, and we have implemented a wide range of safety measures intended to enable the continuity of our operations and inhibit the spread of COVID-19 at our manufacturing, administrative, and other sites and facilities, including those in the United States, Malaysia, and Vietnam.

While we continue to work with relevant government agencies in Malaysia and Vietnam to allow the essential travel of personnel that support the implementation of our technology roadmap, such implementation may be delayed, and in the case of our CuRe program has been delayed, due to travel restrictions, quarantine requirements, other government orders, or increases in COVID-19 infection rates. See Item 1A. Risk Factors – “The COVID-19 pandemic could materially impact our business, financial condition, and results of operations.”

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	75.0%	74.9%	82.1%
Gross profit	25.0%	25.1%	17.9%
Selling, general and administrative	5.8%	8.2%	6.7%
Research and development	3.4%	3.5%	3.2%
Production start-up	0.7%	1.5%	1.5%
Litigation loss	—%	0.2%	11.9%
Gain on sales of businesses, net	5.0%	—%	—%
Operating income (loss)	20.1%	11.7%	(5.3)%
Foreign currency (loss) income, net	(0.3)%	(0.2)%	0.1%
Interest income	0.2%	0.6%	1.6%
Interest expense, net	(0.4)%	(0.9)%	(0.9)%
Other income (expense), net	—%	(0.4)%	0.6%
Income tax (expense) benefit	(3.5)%	4.0%	0.2%
Net income (loss)	16.0%	14.7%	(3.8)%

Segment Overview

Our primary segment is our modules business, which involves the design, manufacture, and sale of CdTe solar modules, which convert sunlight into electricity. Third-party customers of our modules segment include developers and operators of PV solar power systems. Our residual business operations include certain project development activities and O&M services, which are primarily concentrated in Japan, as well as the results of operations from PV solar power systems we own and operate in certain international regions.

For the year ended December 31, 2021, we changed our reportable segments to align with revisions to our internal reporting structure and long-term strategic plans. Following this change, our modules business represents our only reportable segment. We previously operated our business in two segments, which included our modules and systems businesses. Systems business activities primarily involved (i) project development, (ii) EPC services, and (iii) O&M services, which now comprise our residual business operations and are categorized as “Other” in the tables below. All prior year balances were revised to conform to the current year presentation.

Net sales

We generally price and sell our solar modules on a per watt basis. During 2021, SB Energy accounted for more than 10% of our modules business net sales, and the majority of our solar modules were sold to developers and operators of systems in the United States. Substantially all of our modules business net sales during 2021 were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. The revenue recognition policies for module sales are further described in Note 2. “Summary of Significant Accounting Policies” to our consolidated financial statements. Net sales from our residual business operations primarily consists of revenue recognized for sales of development projects or completed systems, including any modules installed in such systems and any revenue from energy generated by such systems. In certain prior periods, our residual business operations also included EPC services we provided to third parties.

The following table shows net sales by reportable segment for the years ended December 31, 2021, 2020, and 2019:

	Years Ended			Change
(Dollars in thousands)	2021	2020	2019	2021 over 2020		2020 over 2019
Modules	$2,331,380	$1,736,060	$1,460,116	$595,320	34%	$275,944	19%
Other	591,997	975,272	1,603,001	(383,275)	(39)%	(627,729)	(39)%
Net sales	$2,923,377	$2,711,332	$3,063,117	$212,045	8%	$(351,785)	(11)%

Net sales from our modules segment increased by $595.3 million in 2021 primarily due to a 48% increase in the volume of watts sold, partially offset by a 10% decrease in the average selling price per watt. Net sales from our residual business operations decreased by $383.3 million in 2021 primarily due to the sales of certain projects in Japan, the United States, and India in the prior period and the completion of substantially all construction activities at a project in the United States in 2020, partially offset by the sales of certain projects in the United States and Japan in the current period and the settlement of an outstanding indemnification arrangement associated with the sale of one of our projects. Under the terms of the indemnification arrangement, we received $65.1 million for our portion of the settlement payment, which we recorded as revenue during 2021. See Note 13. “Commitments and Contingencies” to our consolidated financial statements for discussion of our indemnification arrangements.

Cost of sales

Our modules business cost of sales includes the cost of raw materials and components for manufacturing solar modules, such as glass, transparent conductive coatings, CdTe and other thin film semiconductors, laminate materials, connector assemblies, edge seal materials, and frames. In addition, our cost of sales includes direct labor for the manufacturing of solar modules and manufacturing overhead, such as engineering, equipment maintenance, quality and production control, and information technology. Our cost of sales also includes depreciation of manufacturing plant and equipment, facility-related expenses, environmental health and safety costs, and costs associated with shipping, warranties, and solar module collection and recycling (excluding accretion). Cost of sales for our residual business operations primarily consists of project-related costs, such as development costs (legal, consulting, transmission upgrade, interconnection, permitting, and other similar costs), EPC costs (consisting primarily of solar modules, inverters, electrical and mounting hardware, project management and engineering, and construction labor), and site specific costs.

The following table shows cost of sales by reportable segment for the years ended December 31, 2021, 2020, and 2019:

	Years Ended			Change
(Dollars in thousands)	2021	2020	2019	2021 over 2020		2020 over 2019
Modules	$1,858,454	$1,306,929	$1,170,037	$551,525	42%	$136,892	12%
Other	334,969	723,730	1,343,868	(388,761)	(54)%	(620,138)	(46)%
Cost of sales	$2,193,423	$2,030,659	$2,513,905	$162,764	8%	$(483,246)	(19)%
% of net sales	75.0%	74.9%	82.1%

Cost of sales increased $162.8 million, or 8%, and was consistent as a percent of net sales when comparing 2021 with 2020. The increase in cost of sales was driven by a $551.5 million increase in our modules segment cost of sales primarily as a result of the following:

•higher costs of $608.2 million from an increase in the volume of modules sold;
•higher logistics costs of $86.0 million;
•a reduction to our product warranty liability of $19.7 million in 2020 due to lower-than-expected settlements for our older series of module technology and revisions to projected settlements, resulting in a lower projected return rate;
•a reduction to our module collection and recycling liability of $18.9 million in 2020 due to changes to the estimated timing of cash flows associated with capital, labor, and maintenance costs and updates to certain valuation assumptions; and
•an increase to our module collection and recycling liability of $10.8 million in 2021 due to lower estimated by-product credits for certain semiconductor materials recovered during the recycling process and updates to certain valuation assumptions; partially offset by
•continued module cost reductions, which decreased cost of sales by $160.8 million;
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

Such increase in our modules segment cost of sales was partially offset by a $388.8 million decrease in our residual business operations cost of sales primarily due to the lower volume and size of projects sold and under construction during the period.

Gross profit

Gross profit may be affected by numerous factors, including the selling prices of our modules and the selling prices of projects and services included in our residual business operations, our manufacturing costs, project development costs, the capacity utilization of our manufacturing facilities, and foreign exchange rates. Gross profit may also be affected by the mix of net sales from our modules business and residual business operations.

The following table shows gross profit for the years ended December 31, 2021, 2020, and 2019:

	Years Ended			Change
(Dollars in thousands)	2021	2020	2019	2021 over 2020		2020 over 2019
Gross profit	$729,954	$680,673	$549,212	$49,281	7%	$131,461	24%
% of net sales	25.0%	25.1%	17.9%

Gross profit decreased 0.1 percentage points to 25.0% in 2021 from 25.1% in 2020 primarily due to a decrease in the average selling price per watt of our modules, the volume of higher gross profit projects sold during the prior period, and an increase in logistics costs, partially offset by continued module cost reductions and the indemnification matter described above.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the years ended December 31, 2021, 2020, and 2019:

	Years Ended			Change
(Dollars in thousands)	2021	2020	2019	2021 over 2020		2020 over 2019
Selling, general and administrative	$170,320	$222,918	$205,471	$(52,598)	(24)%	$17,447	8%
% of net sales	5.8%	8.2%	6.7%

Selling, general and administrative expense in 2021 decreased compared to 2020 primarily due to a decrease in employee compensation expense driven by reductions in headcount from the sales of our North American O&M operations and U.S. project development business, higher impairment charges in the prior period for certain project assets, lower expected credit losses for our accounts receivable, and lower professional fees.

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

The following table shows research and development expense for the years ended December 31, 2021, 2020, and 2019:

	Years Ended			Change
(Dollars in thousands)	2021	2020	2019	2021 over 2020		2020 over 2019
Research and development	$99,115	$93,738	$96,611	$5,377	6%	$(2,873)	(3)%
% of net sales	3.4%	3.5%	3.2%

Research and development expense in 2021 increased compared to 2020 primarily as a result of increased material and module testing costs, partially offset by lower employee compensation expense resulting from reductions in R&D headcount that supported our residual business operations, lower share-based compensation expense driven by the forfeiture of unvested shares by our former Chief Technology Officer, who retired effective March 15, 2021, and lower impairment charges for certain equipment.

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

The following table shows production start-up expense for the years ended December 31, 2021, 2020, and 2019:

	Years Ended			Change
(Dollars in thousands)	2021	2020	2019	2021 over 2020		2020 over 2019
Production start-up	$21,052	$40,528	$45,915	$(19,476)	(48)%	$(5,387)	(12)%
% of net sales	0.7%	1.5%	1.5%

During 2021, we incurred production start-up expense primarily for the transition to Series 6 module manufacturing at our second facility in Kulim, Malaysia, which commenced commercial production in early 2021, and for certain manufacturing upgrades at our Malaysian facilities. During 2020, we incurred production start-up expense for the transition to Series 6 module manufacturing at our second facility in Kulim, Malaysia and the capacity expansion of our manufacturing facility in Perrysburg, Ohio.

Litigation loss

The following table shows litigation loss for the years ended December 31, 2021, 2020, and 2019:

	Years Ended			Change
(Dollars in thousands)	2021	2020	2019	2021 over 2020		2020 over 2019
Litigation loss	$—	$6,000	$363,000	$(6,000)	(100)%	$(357,000)	(98)%
% of net sales	—%	0.2%	11.9%

In June 2020, we entered into an agreement in principle to settle certain claims filed in 2015 in the United States District Court for the District of Arizona (hereafter “Arizona District Court”) by putative stockholders that opted out of our previously settled class action lawsuit (the “Opt-Out Action”). In July 2020, the parties executed a definitive settlement agreement pursuant to which we agreed to pay a total of $19 million in exchange for mutual releases and a dismissal with prejudice of the Opt-Out Action. The agreement contains no admission of liability, wrongdoing, or responsibility by any of the defendants. In July 2020, First Solar funded the settlement and the parties filed a joint stipulation of dismissal. In September 2020, the Arizona District Court entered an order dismissing the case with prejudice. As of December 31, 2019, we had accrued $13 million of estimated losses for this action. As a result of the settlement, we accrued an incremental $6 million litigation loss during 2020. See Note 13. “Commitments and Contingencies – Legal Proceedings” to our consolidated financial statements for additional information on this matter.

Gain on sales of businesses, net

The following table shows gain on sales of businesses, net for the years ended December 31, 2021, 2020, and 2019:

	Years Ended			Change
(Dollars in thousands)	2021	2020	2019	2021 over 2020		2020 over 2019
Gain on sales of businesses, net	$147,284	$—	$—	$147,284	100%	$—	—%
% of net sales	5.0%	—%	—%

In August 2020, we entered into an agreement with a subsidiary of Clairvest for the sale of our North American O&M operations. On March 31, 2021, we completed the transaction. Following certain customary post-closing adjustments, we received total consideration of $149.1 million. As a result of this transaction, we recorded a gain of $115.8 million, net of transaction costs and post-closing adjustments.

In January 2021, we entered into an agreement with Leeward for the sale of our U.S. project development business. On March 31, 2021, we completed the transaction for an aggregate purchase price of $284.0 million. Such purchase price included $151.4 million for the sale of the U.S. project development business and $132.6 million for the sale of 392 MWDC of solar modules, which is presented in “Net sales” on our consolidated statements of operations. As a result of this transaction, we recognized a gain of $31.5 million, net of transaction costs and post-closing adjustments.

See Note 3. “Sales of Businesses” to our consolidated financial statements for further information related to these transactions.

Foreign currency (loss) income, net

Foreign currency (loss) income, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency (loss) income, net for the years ended December 31, 2021, 2020, and 2019:

	Years Ended			Change
(Dollars in thousands)	2021	2020	2019	2021 over 2020		2020 over 2019
Foreign currency (loss) income, net	$(7,975)	$(4,890)	$2,291	$(3,085)	63%	$(7,181)	313%

Foreign currency loss increased in 2021 compared to 2020 primarily due to higher costs associated with hedging activities related to our subsidiaries in Japan and India and differences between our economic hedge positions and the underlying exposures.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, and restricted marketable securities. Interest income also includes interest earned from late customer payments.

The following table shows interest income for the years ended December 31, 2021, 2020, and 2019:

	Years Ended			Change
(Dollars in thousands)	2021	2020	2019	2021 over 2020		2020 over 2019
Interest income	$6,179	$16,559	$48,886	$(10,380)	(63)%	$(32,327)	(66)%

Interest income during 2021 decreased compared to 2020 primarily due to lower interest rates on marketable securities and cash and cash equivalents and lower average balances associated with marketable securities.

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

The following table shows interest expense, net for the years ended December 31, 2021, 2020, and 2019:

	Years Ended			Change
(Dollars in thousands)	2021	2020	2019	2021 over 2020		2020 over 2019
Interest expense, net	$(13,107)	$(24,036)	$(27,066)	$10,929	(45)%	$3,030	(11)%

Interest expense, net in 2021 decreased compared to 2020 primarily due to unfavorable changes in the fair value of interest rate swap contracts in the prior period, which did not qualify for hedge accounting, lower interest expense associated with project debt, and lower amortization of debt discounts and issuance costs in the current period primarily driven by the repayment of the Ishikawa credit agreement in the prior period.

Other income (expense), net

Other income (expense), net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted marketable securities.

The following table shows other income (expense), net for the years ended December 31, 2021, 2020, and 2019:

	Years Ended			Change
(Dollars in thousands)	2021	2020	2019	2021 over 2020		2020 over 2019
Other income (expense), net	$314	$(11,932)	$17,545	$12,246	103%	$(29,477)	(168)%

Other income, net increased in 2021 compared to 2020 primarily due to expected credit losses associated with certain notes receivable in the prior period, partially offset by lower realized gains from sales of restricted marketable securities in the current period when compared to the prior period.

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

The following table shows income tax (expense) benefit for the years ended December 31, 2021, 2020, and 2019:

	Years Ended			Change
(Dollars in thousands)	2021	2020	2019	2021 over 2020		2020 over 2019
Income tax (expense) benefit	$(103,469)	$107,294	$5,480	$(210,763)	(196)%	$101,814	1,858%
Effective tax rate	18.1%	(36.6)%	4.6%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period. Income tax expense increased by $210.8 million during 2021 compared to 2020 primarily due to a tax benefit in the prior year from the effect of tax law changes associated with the CARES Act, the prior year reversal of uncertain tax positions due to the expiration of the statute of limitations, higher pretax income in the current year, and the prior year release of the valuation allowance associated with our Vietnamese subsidiary due to its prior year operating income.

Liquidity and Capital Resources

As of December 31, 2021, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, and contracts with customers for the future sale of solar modules will be sufficient to meet our working capital, capital expenditure, and project asset investment needs for at least the next 12 months. As necessary, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, such as construction activities and purchases of manufacturing equipment for our recently announced manufacturing facility in India and ongoing development activities for certain projects in Japan. However, our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to company-specific, industry-wide, or broader market concerns. Any incremental debt financings could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans. Additionally, given the duration of these and other capital investments and the currency risk relative to the U.S. dollar in certain international markets in which we operate, we continue to explore local financing alternatives. Should these financing alternatives be unavailable or too cost prohibitive, we could be exposed to significant currency risk and our liquidity could be adversely impacted.

As of December 31, 2021, we had $1.8 billion in cash, cash equivalents, and marketable securities compared to $1.7 billion as of December 31, 2020. The increase in cash, cash equivalents, and marketable securities was primarily driven by cash receipts from module sales to customers; cash proceeds from the sale of our North American O&M operations and U.S. project development business; and cash proceeds from the sale and prior period construction of certain projects in the United States and Japan; partially offset by purchases of property, plant and equipment; and other operating expenditures. As of December 31, 2021 and 2020, $0.8 billion and $1.1 billion, respectively, of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries and was primarily based in U.S. dollar, Japanese yen, and Indian rupee denominated holdings.

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

We continually evaluate forecasted global demand and seek to balance our manufacturing capacity with such demand. We recently announced our plans to invest approximately $1.4 billion to expand our solar manufacturing capacity by 6.6 GWDC by constructing our third manufacturing facility in the U.S. and our first manufacturing facility in India. These new facilities are expected to commence operations in the first half of 2023 and the second half of 2023, respectively. In addition, we continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage (or conversion efficiency), and improving manufacturing yield losses. During 2022, we expect to spend $0.9 billion to $1.1 billion for capital expenditures, including the new facilities mentioned above and upgrades to machinery and equipment that we believe will further increase our module wattage and expand capacity and throughput at our manufacturing facilities.

We also expect to commit significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing costs. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass and cover glass for our PV solar modules. Our remaining purchases under these supply agreements are expected to be approximately $1.7 billion of substrate glass and approximately $369 million of cover glass. We have the right to terminate these agreements upon payment of specified termination penalties (which, in aggregate, are up to $322 million as of December 31, 2021 and decline over the remaining supply periods).

We have also committed certain financial resources to fulfill our solar module collection and recycling obligations, and have established a trust under which these funds are put into custodial accounts with an established and reputable bank. As of December 31, 2021, such funds were comprised of restricted marketable securities of $244.7 million and restricted cash balances of $0.9 million. As of December 31, 2021, our module collection and recycling liability was $139.1 million. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we adjust the funded amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

Our residual business operations include certain project development activities and O&M services, which are primarily concentrated in Japan. Solar power project development cycles, which span the time between the identification of a site location and the commercial operation of a system, vary substantially and can take many years to mature. As a result of these long project cycles and strategic decisions to finance the development of certain projects using our working capital, we may need to make significant investments of resources in advance of the receipt of any cash from the sale of such projects. In late 2021, we received an offer to purchase our project development and O&M services businesses in Japan and determined it was in the best interest of our stockholders to pursue this transaction. As a result, we expect to complete the sale of these businesses in the first half of 2022. To the extent the sale is not completed in the near term, our residual business operations may continue to have significant liquidity requirements in the future for project development and construction costs, commitments under land lease arrangements associated with project sites, and commitments under certain project debt arrangements. The net amount of our project assets and related portions of long-term debt and deferred revenue, which approximates our net capital investment in the development and construction of solar power projects, was $241.2 million as of December 31, 2021. Additionally, from time to time we have elected to retain an ownership interest in certain PV solar power systems after they became operational. The decision to retain ownership of a system impacts our liquidity depending upon the size and cost of the project. The net amount of our PV solar power systems and related portions of long-term debt, which approximates our net capital investment in our operating power plants, was $33.5 million as of December 31, 2021.

As of December 31, 2021, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 13. “Commitments and Contingencies” to our consolidated financial statements for further information about our financial assurance related instruments.

Cash Flows

The following table summarizes key cash flow activity for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Net cash provided by operating activities	$237,559	$37,120	$174,201
Net cash used in investing activities	(99,040)	(131,227)	(362,298)
Net cash provided by (used in) financing activities	40,550	(82,587)	74,943
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,174	3,778	(2,959)
Net increase (decrease) in cash, cash equivalents and restricted cash	$182,243	$(172,916)	$(116,113)

Operating Activities

The increase in net cash provided by operating activities during 2021 was primarily driven by the $350 million settlement payment in 2020 associated with our prior class action lawsuit and higher cash receipts from module sales, partially offset by lower cash proceeds from sales of project assets in the current year.

Investing Activities

The decrease in net cash used in investing activities during 2021 was primarily due to proceeds from the sale of our North American O&M operations and U.S. project development business, partially offset by lower net sales and maturities of marketable securities and restricted marketable securities and higher purchases of property, plant and equipment.

Financing Activities

The increase in net cash provided by financing activities during 2021 was primarily due to higher net borrowings under project specific debt financings associated with the construction of certain projects in Japan.

Recent Accounting Pronouncements

None.

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

Accrued Solar Module Collection and Recycling Liability. We previously established a module collection and recycling program, which has since been discontinued, to collect and recycle modules sold and covered under such program once the modules reach the end of their service lives. For legacy customer sales contracts that were covered under this program, we recognized expense at the time of sale for the estimated cost of our obligations to collect and recycle such modules. We estimate the cost of our collection and recycling obligations based on the present value of the expected future cost of collecting and recycling the solar modules, which includes estimates for the cost of packaging materials; the cost of freight from the solar module installation sites to a recycling center; material, labor, and capital costs; and by-product credits for certain materials recovered during the recycling process. We base these estimates on our experience collecting and recycling solar modules and certain assumptions regarding the estimated useful lives of modules covered by the program and the number of modules expected to be recycled. In the periods between the time of sale and the related settlement of the collection and recycling obligation, we accrete the carrying amount of the associated liability and classify the corresponding expense within “Selling, general and administrative” expense on our consolidated statements of operations. We periodically review our estimates of expected future recycling costs and may adjust our liability accordingly. During the year ended December 31, 2021, we completed our annual cost study of obligations under our module collection and recycling program and increased the associated liability by $10.8 million primarily due to lower estimated by-product credits for certain semiconductor materials recovered during the recycling process and updates to certain valuation assumptions. As of December 31, 2021, a 10% increase in the expected future recycling costs would increase the liability by $13.9 million.

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

In addition to our limited solar module warranties described above, for PV solar power systems we have constructed, we have provided limited warranties for defects in engineering design, installation, and BoS part workmanship for a period of one to two years following the substantial completion of a system or a block within the system.

When we recognize revenue for sales of modules or projects, we accrue liabilities for the estimated future costs of meeting our limited warranty obligations. We make and revise these estimates based primarily on the number of solar modules under warranty installed at customer locations, our historical experience with and projections of warranty claims, and our estimated per-module replacement costs. We also monitor our expected future module performance through certain quality and reliability testing and actual performance in certain field installation sites. During the year ended December 31, 2021, we revised this estimate based on updated information regarding our warranty claims, which reduced our product warranty liability by $33.1 million. This updated information reflected lower-than-expected warranty claims for our older series of module technology as well as the evolving claims profile of our newest series of module technology, resulting in reductions to our projected module return rates. In general, we expect the return rates for our Series 6 modules to be lower than our older series, and we estimate that the return rate for such newer series of module technology will be less than 1%. As of December 31, 2021, a 1% increase in the return rate across all series of module technology would increase our product warranty liability by $119.6 million, and a 1% increase in the return rate for BoS parts would not have a material impact on the associated warranty liability.

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

In preparing our consolidated financial statements, we calculate our income tax provision based on our interpretation of the tax laws and regulations in the various jurisdictions where we conduct business. This requires us to estimate our current tax obligations, evaluate our ability and intent to permanently reinvest our accumulated earnings in jurisdictions outside the United States, assess uncertain tax positions, and assess temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. These temporary differences result in deferred tax assets and liabilities. We must also assess the likelihood that each of our deferred tax assets will be realized. To the extent we believe that realization of any of our deferred tax assets is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in a reporting period, we generally record a corresponding tax expense. Conversely, to the extent circumstances indicate that a valuation allowance is no longer necessary, that portion of the valuation allowance is reversed, which generally reduces our overall income tax expense.

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

For the year ended December 31, 2021, 11% of our net sales were denominated in foreign currencies, including Japanese yen and Euro. As a result, we have exposure to foreign currencies with respect to our net sales, which has historically represented one of our primary foreign currency exchange risks. A 10% change in the U.S. dollar to Japanese yen and Euro exchange rates would have had an aggregate impact on our net sales of $29.5 million, excluding the effect of our hedging activities.

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

As of December 31, 2021, a 10% change in the U.S. dollar relative to our primary foreign currency exposures would not have had a significant impact to our net foreign currency income or loss, including the effect of our hedging activities.

Interest Rate Risk

Variable Rate Debt Exposure. We are exposed to interest rate risk as certain of our project specific debt financings have variable interest rates, exposing us to variability in interest expense and cash flows. See Note 12. “Debt” to our consolidated financial statements for additional information on our long-term debt borrowing rates. An increase in relevant interest rates would increase the cost of borrowing under certain of our project specific debt financings. If such variable interest rates changed by 100 basis points, our interest expense for the year ended December 31, 2021 would have changed by $1.3 million, including the effect of our hedging activities.

Customer Financing Exposure. We are also indirectly exposed to interest rate risk because many of our customers depend on debt financings to purchase modules. An increase in interest rates could make it challenging for our customers to obtain the capital necessary to make such purchases on favorable terms, or at all. Such factors could reduce demand or lower the price we can charge for our modules, thereby reducing our net sales and gross profit.

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

For the year ended December 31, 2021, our marketable securities earned a return of less than 1%, including the impact of fluctuations in the price of the underlying securities, and had a weighted-average maturity of 5 months as of the end of the period. Based on our investment positions as of December 31, 2021, a hypothetical 100 basis point change in interest rates would have resulted in a $0.9 million change in the market value of our investment portfolio. For the year ended December 31, 2021, our restricted marketable securities incurred a loss of 7%, including the impact of fluctuations in the price of the underlying securities, and had a weighted-average maturity of approximately 14 years as of the end of the period. Based on our restricted marketable securities positions as of December 31, 2021, a hypothetical 100 basis point change in interest rates would have resulted in a $23.7 million change in the market value of our restricted marketable securities portfolio.

Commodity and Component Risk

We are exposed to price risks for the raw materials, components, logistics services, and energy costs used in the manufacturing and transportation of our solar modules. Additionally, some of our raw materials and components are sourced from a limited number of suppliers or a single supplier. We evaluate our suppliers using a robust qualification process. In some cases, we also enter into long-term supply contracts for raw materials and components. Accordingly, we are exposed to price changes in the raw materials and components used in our solar modules. From time to time, we may utilize derivative hedging instruments to mitigate such raw material price changes. In addition, the failure of a key supplier could disrupt our supply chain, which could result in higher prices and/or a disruption in our manufacturing process. We may be unable to pass along changes in the costs of the raw materials and components for our modules, or the costs associated with logistics services for the distribution of our modules, to our customers and may be in default of our delivery obligations if we experience a manufacturing disruption.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, marketable securities, accounts receivable, restricted cash, restricted marketable securities, and foreign exchange forward contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place these instruments with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary. Depending upon the sales arrangement, we may require some form of payment security from our customers, including, but not limited to, advance payments, parent guarantees, letters of credit, bank guarantees, or surety bonds.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has also been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” to determine whether any changes in our internal control over financial reporting occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

For information with respect to our executive officers, see Item 1. “Business – Information about Our Executive Officers.” Information concerning our board of directors and audit committee of our board of directors will appear in our 2022 Proxy Statement, under the sections “Directors” and “Corporate Governance,” and information concerning Section 16(a) beneficial ownership reporting compliance will appear in our 2022 Proxy Statement under the section “Section 16(a) Beneficial Ownership Reporting Compliance.” We have adopted a code of business conduct and ethics that applies to all directors, officers, and associates of First Solar. Information concerning this code will appear in our 2022 Proxy Statement under the section “Corporate Governance.” The information in such sections of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information concerning executive compensation and related information will appear in our 2022 Proxy Statement under the section “Executive Compensation,” and information concerning the compensation committee of our board of directors (the “compensation committee”) will appear under the sections “Corporate Governance” and “Compensation Committee Report.” The information in such sections of the 2022 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters, including certain information regarding our equity compensation plans, will appear in our 2022 Proxy Statement under the section “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The information in such section of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2021 concerning securities authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	1,316,860	$—	6,792,347
Equity compensation plans not approved by stockholders	—	—	—
Total	1,316,860	$—	6,792,347
——————————
(1)Includes 1,316,860 shares issuable upon vesting of restricted stock units (“RSUs”) granted under our 2020 Omnibus Incentive Compensation Plan (“2020 Omnibus Plan”).

(2)The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding RSUs, which have no exercise price.

See Note 16. “Share-Based Compensation” to our consolidated financial statements for further discussion on our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will appear in our 2022 Proxy Statement under the section “Certain Relationships and Related Party Transactions,” and information concerning director independence will appear in our 2022 Proxy Statement under the section “Corporate Governance.” The information in such sections of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information concerning principal accounting fees and services and the audit committee of our board of directors’ pre-approval policies and procedures for these items will appear in our 2022 Proxy Statement under the section “Principal Accountant Fees and Services.” The information in such section of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Documents. The following documents are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 238)
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First Solar, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Solar, Inc. and its subsidiaries (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Product Warranty Liability

As described in Notes 2 and 13 to the consolidated financial statements, the Company provides a limited PV solar module warranty which covers defects in materials and workmanship for up to 12 years and warrants that modules will produce at least a specified minimum percentage of their labeled power output rating, on either an individual module or system-level basis, for up to 30 years. The Company’s product warranty liability was $52.6 million as of December 31, 2021. Product warranty estimates are based primarily on the number of solar modules under warranty installed at customer locations, historical experience with and projections of warranty claims, and estimated per-module replacement costs.

The principal considerations for our determination that performing procedures relating to the product warranty liability is a critical audit matter are (i) the significant judgment by management in estimating the projections of warranty claims and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the projections of warranty claims and related audit evidence.

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
March 1, 2022

We have served as the Company’s or its predecessor’s auditor since 2000, which includes periods before the Company became subject to SEC reporting requirements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,450,654	$1,227,002
Marketable securities	375,389	520,066
Accounts receivable trade, net	429,436	266,086
Accounts receivable unbilled, net	25,273	26,370
Inventories	666,299	567,587
Assets held for sale	—	155,685
Other current assets	244,192	251,739
Total current assets	3,191,243	3,014,535
Property, plant and equipment, net	2,649,587	2,402,285
PV solar power systems, net	217,293	243,396
Project assets	315,488	373,377
Deferred tax assets, net	59,162	104,099
Restricted marketable securities	244,726	265,280
Goodwill	14,462	14,462
Intangible assets, net	45,509	56,138
Inventories	237,512	201,229
Other assets	438,764	434,130
Total assets	$7,413,746	$7,108,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$193,374	$183,349
Income taxes payable	4,543	14,571
Accrued expenses	288,450	310,467
Current portion of long-term debt	3,896	41,540
Deferred revenue	201,868	188,813
Liabilities held for sale	—	25,621
Other current liabilities	34,747	83,037
Total current liabilities	726,878	847,398
Accrued solar module collection and recycling liability	139,145	130,688
Long-term debt	236,005	237,691
Other liabilities	352,167	372,226
Total liabilities	1,454,195	1,588,003
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 106,332,315 and 105,980,466 shares issued and outstanding at December 31, 2021 and 2020, respectively	106	106
Additional paid-in capital	2,871,352	2,866,786
Accumulated earnings	3,184,455	2,715,762
Accumulated other comprehensive loss	(96,362)	(61,726)
Total stockholders’ equity	5,959,551	5,520,928
Total liabilities and stockholders’ equity	$7,413,746	$7,108,931

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Net sales	$2,923,377	$2,711,332	$3,063,117
Cost of sales	2,193,423	2,030,659	2,513,905
Gross profit	729,954	680,673	549,212
Operating expenses:
Selling, general and administrative	170,320	222,918	205,471
Research and development	99,115	93,738	96,611
Production start-up	21,052	40,528	45,915
Litigation loss	—	6,000	363,000
Total operating expenses	290,487	363,184	710,997
Gain on sales of businesses, net	147,284	—	—
Operating income (loss)	586,751	317,489	(161,785)
Foreign currency (loss) income, net	(7,975)	(4,890)	2,291
Interest income	6,179	16,559	48,886
Interest expense, net	(13,107)	(24,036)	(27,066)
Other income (expense), net	314	(11,932)	17,545
Income (loss) before taxes and equity in earnings	572,162	293,190	(120,129)
Income tax (expense) benefit	(103,469)	107,294	5,480
Equity in earnings, net of tax	—	(2,129)	(284)
Net income (loss)	$468,693	$398,355	$(114,933)

Net income (loss) per share:
Basic	$4.41	$3.76	$(1.09)
Diluted	$4.38	$3.73	$(1.09)
Weighted-average number of shares used in per share calculations:
Basic	106,263	105,867	105,310
Diluted	106,924	106,686	105,310

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$468,693	$398,355	$(114,933)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(13,213)	(2,810)	(7,049)
Unrealized (loss) gain on marketable securities and restricted marketable securities, net of tax of $1,497, $(1,231), and $3,046	(24,666)	21,659	(15,670)
Unrealized gain (loss) on derivative instruments, net of tax of $(55), $(31), and $142	3,243	(1,241)	(2,149)
Other comprehensive (loss) income	(34,636)	17,608	(24,868)
Comprehensive income (loss)	$434,057	$415,963	$(139,801)

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount
Balance at December 31, 2018	104,885	$105	$2,825,211	$2,441,553	$(54,466)	$5,212,403
Net loss	—	—	—	(114,933)	—	(114,933)
Other comprehensive loss	—	—	—	—	(24,868)	(24,868)
Common stock issued for share-based compensation	869	1	3,433	—	—	3,434
Tax withholding related to vesting of restricted stock	(305)	(1)	(16,089)	—	—	(16,090)
Share-based compensation expense	—	—	36,821	—	—	36,821
Balance at December 31, 2019	105,449	105	2,849,376	2,326,620	(79,334)	5,096,767
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	—	—	(9,213)	—	(9,213)
Net income	—	—	—	398,355	—	398,355
Other comprehensive income	—	—	—	—	17,608	17,608
Common stock issued for share-based compensation	814	1	1,362	—	—	1,363
Tax withholding related to vesting of restricted stock	(283)	—	(13,118)	—	—	(13,118)
Share-based compensation expense	—	—	29,166	—	—	29,166
Balance at December 31, 2020	105,980	106	2,866,786	2,715,762	(61,726)	5,520,928
Net income	—	—	—	468,693	—	468,693
Other comprehensive loss	—	—	—	—	(34,636)	(34,636)
Common stock issued for share-based compensation	561	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(209)	—	(15,989)	—	—	(15,989)
Share-based compensation expense	—	—	20,555	—	—	20,555
Balance at December 31, 2021	106,332	$106	$2,871,352	$3,184,455	$(96,362)	$5,959,551

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$468,693	$398,355	$(114,933)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, amortization and accretion	259,900	232,925	205,475
Impairments and net losses on disposal of long-lived assets	22,876	35,806	7,577
Share-based compensation	20,902	29,267	37,429
Deferred income taxes	49,847	36,013	(59,917)
Gain on sales of businesses, net	(147,284)	—	—
Gains on sales of marketable securities and restricted marketable securities	(11,696)	(15,346)	(40,621)
Liabilities assumed by customers for the sale of systems	(85,490)	(136,745)	(88,050)
Other, net	(3,484)	19,297	1,962
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled	(96,951)	345,150	(73,594)
Other current assets	(62,227)	(992)	(34,528)
Inventories	(136,365)	(145,396)	(83,528)
Project assets and PV solar power systems	23,402	106,867	(20,773)
Other assets	(7,715)	(32,073)	28,728
Income tax receivable and payable	(13,062)	(177,431)	8,035
Accounts payable	34,919	(43,285)	(336)
Accrued expenses and other liabilities	(89,197)	(606,111)	397,527
Accrued solar module collection and recycling liability	10,491	(9,181)	3,748
Net cash provided by operating activities	237,559	37,120	174,201
Cash flows from investing activities:
Purchases of property, plant and equipment	(540,291)	(416,635)	(668,717)
Purchases of marketable securities and restricted marketable securities	(2,147,136)	(901,924)	(1,177,336)
Proceeds from sales and maturities of marketable securities and restricted marketable securities	2,294,595	1,192,832	1,486,631
Proceeds from sales of businesses	300,499	—	—
Other investing activities	(6,707)	(5,500)	(2,876)
Net cash used in investing activities	(99,040)	(131,227)	(362,298)
Cash flows from financing activities:
Repayment of long-term debt	(72,676)	(225,344)	(30,099)
Proceeds from borrowings under long-term debt, net of discounts and issuance costs	129,215	156,679	120,132
Payments of tax withholdings for restricted shares	(15,989)	(13,118)	(16,089)
Other financing activities	—	(804)	999
Net cash provided by (used in) financing activities	40,550	(82,587)	74,943
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,174	3,778	(2,959)
Net increase (decrease) in cash, cash equivalents and restricted cash	182,243	(172,916)	(116,113)
Cash, cash equivalents and restricted cash, beginning of the period	1,273,594	1,446,510	1,562,623
Cash, cash equivalents and restricted cash, end of the period	$1,455,837	$1,273,594	$1,446,510
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$61,598	$110,576	$76,148
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

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to accrued solar module collection and recycling liabilities, product warranties, accounting for income taxes, and long-lived asset impairments. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions.

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

Restricted Cash. Restricted cash consists of cash and cash equivalents held by various banks to secure certain of our letters of credit and other such deposits designated for the construction of our project assets or operation of our PV solar power systems as well as the payment of amounts related to project specific debt financings. Restricted cash also includes cash and cash equivalents held in custodial accounts to fund the estimated future costs of our solar module collection and recycling obligations.

Restricted cash for our letters of credit is classified as current or noncurrent based on the maturity date of the corresponding letter of credit. Restricted cash for project construction, operation, and financing is classified as current or noncurrent based on the intended use of the restricted funds. Restricted cash held in custodial accounts is classified as noncurrent to align with the nature of the corresponding module collection and recycling liabilities.

Marketable Securities and Restricted Marketable Securities. We determine the classification of our marketable securities and restricted marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. As of December 31, 2021 and 2020, all of our marketable securities and restricted marketable securities were classified as available-for-sale debt securities. Accordingly, we record them at fair value and account for the net unrealized gains and losses as part of “Accumulated other comprehensive loss” until realized. We record realized gains and losses on the sale of our marketable securities and restricted marketable securities in “Other income (expense), net” computed using the specific identification method.

We may sell marketable securities prior to their stated maturities after consideration of our liquidity requirements. We view unrestricted securities with maturities beyond 12 months as available to support our current operations and, accordingly, classify such securities as current assets under “Marketable securities” in our consolidated balance sheets. Restricted marketable securities consist of long-term duration marketable securities that we hold in custodial accounts to fund the estimated future costs of our solar module collection and recycling obligations. Accordingly, we classify restricted marketable securities as noncurrent assets under “Restricted marketable securities” in our consolidated balance sheets.

Accounts Receivable Trade. We record trade accounts receivable for our unconditional rights to consideration arising from our performance under contracts with customers. The carrying value of such receivables, net of the allowance for credit losses, represents their estimated net realizable value. Our module sales generally include up to 45-day payment terms following the transfer of control of the products to the customer. In addition, certain module sales agreements may require a down payment for a portion of the transaction price upon or shortly after entering into the agreement or related purchase order. Payment terms for sales of our project assets, PV solar power systems, and operations and maintenance services vary by contract but are generally due upon demand or within several months of satisfying the associated performance obligations. As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less. We typically do not include extended payment terms in our contracts with customers.

Accounts Receivable Unbilled. Accounts receivable unbilled represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for our project-related sales contracts. Revenue may be recognized in advance of billing the customer, resulting in an amount recorded to “Accounts receivable unbilled” or “Other assets” depending on the expected timing of payment for such unbilled receivables. Once we have an unconditional right to consideration, we typically bill our customer and reclassify the “Accounts receivable unbilled” to “Accounts receivable trade.” Billing requirements vary by contract but are generally structured around the completion of certain development, construction, or other specified milestones.

Allowance for Credit Losses. The allowance for credit losses is a valuation account that is deducted from a financial asset’s amortized cost to present the net amount we expect to collect from such asset. We estimate allowances for credit losses using relevant available information from both internal and external sources. We monitor the estimated credit losses associated with our trade accounts receivable and unbilled accounts receivable based primarily on our collection history, which we review annually, and the delinquency status of amounts owed to us, which we determine based on the aging of such receivables. We estimate credit losses associated with our marketable securities and restricted marketable securities based on the external credit rating for such investments and the historical loss rates associated with such credit ratings, which we obtain from third parties. Such methods and estimates are adjusted, as appropriate, for relevant past events, current conditions, and reasonable and supportable forecasts. We recognize writeoffs within the allowance for credit losses when cash receipts associated with our financial assets are deemed uncollectible.

Inventories – Current and Noncurrent. We report our inventories at the lower of cost or net realizable value. We determine cost on a first-in, first-out basis and include both the costs of acquisition and manufacturing in our inventory costs. These costs include direct materials, direct labor, and indirect manufacturing costs, including depreciation and amortization. Our capitalization of indirect costs is based on the normal utilization of our plants. If our plant utilization is abnormally low, the portion of our indirect manufacturing costs related to the abnormal utilization level is expensed as incurred. Other abnormal manufacturing costs, such as wasted materials or excess yield losses, are also expensed as incurred. Finished goods inventory is comprised exclusively of solar modules that have not yet been sold to a third-party customer or installed in a PV solar power plant under construction.

As needed, we may purchase critical raw materials that are used in our core production process in quantities that exceed anticipated consumption within our normal operating cycle, which is 12 months. We classify such raw materials that we do not expect to consume within our normal operating cycle as noncurrent.

We regularly review the cost of inventories, including noncurrent inventories, against their estimated net realizable value and record write-downs if any inventories have costs in excess of their net realizable values. We also regularly evaluate the quantities and values of our inventories, including noncurrent inventories, in light of current market conditions and trends, among other factors, and record write-downs for any quantities in excess of demand or for any obsolescence. This evaluation considers the use of modules in our product warranties, module selling prices, product obsolescence, strategic raw material requirements, and other factors.

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

PV Solar Power Systems. PV solar power systems represent project assets that we may temporarily own and operate after being placed in service. We report our PV solar power systems at cost, less accumulated depreciation. We begin depreciation for PV solar power systems when they are placed in service. We compute depreciation expense for the systems using the straight-line method over the shorter of the term of the related PPA or 25 years. Accordingly, our current PV solar power systems have estimated useful lives of 25 years.

Project Assets. Project assets primarily consist of costs related to solar power projects in various stages of development that are capitalized prior to the completion of the sale of the projects, including projects that may have begun commercial operation under PPAs and are actively marketed and intended to be sold. These project related costs include costs for land, development, and construction of a PV solar power system. Development costs may include legal, consulting, permitting, transmission upgrade, interconnection, and other similar costs. We typically classify project assets as noncurrent due to the nature of solar power projects (as long-lived assets) and the time required to complete all activities to develop, construct, and sell projects, which is typically longer than 12 months. Once we enter into a definitive sales agreement, we classify project assets as current until the sale is completed and we have recognized the sale as revenue. Any income generated by a project while it remains within project assets is accounted for as a reduction to our basis in the project. If a project is completed and begins commercial operation prior to the closing of a sales arrangement, the completed project will remain in project assets until placed in service. We present all expenditures related to the development and construction of project assets, whether fully or partially owned, as a component of cash flows from operating activities.

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

We classify long-lived assets or asset groups we plan to sell, excluding project assets and PV solar power systems to be sold as part of our ongoing operations, as held for sale on our consolidated balance sheets only after certain criteria have been met, including: (i) management has the authority and commits to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and the plan to sell the asset have been initiated, (iv) the sale of the asset is probable within 12 months, (v) the asset is being actively marketed at a reasonable sales price relative to its current fair value, and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made. We record assets or asset groups held for sale at the lower of their carrying value or fair value less costs to sell. If, due to unanticipated circumstances, such assets or asset groups are not sold in the 12 months after being classified as held for sale, then held for sale classification would continue as long as the above criteria are still met.

Goodwill. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value assigned to the individual assets acquired and liabilities assumed. We do not amortize goodwill, but instead test goodwill for impairment at least annually. We perform impairment tests between the scheduled annual test in the fourth quarter if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value.

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

The quantitative impairment test is the comparison of the fair value of a reporting unit with its carrying amount, including goodwill. Our modules business represents our only reporting unit. We define the fair value of a reporting unit as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. We primarily use an income approach to estimate the fair value of our reporting unit. Significant judgment is required when estimating the fair value of a reporting unit, including the forecasting of future operating results and the selection of discount and expected future growth rates used to determine projected cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not impaired, and no further analysis is required. Conversely, if the carrying value of a reporting unit exceeds its estimated fair value, we record an impairment loss equal to the excess, not to exceed the total amount of goodwill allocated to the reporting unit.

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

Many of our leases, in particular those associated with land for our PV solar power systems and project assets, contain renewal or termination options that are exercisable at our discretion. At the commencement date of a lease, we include in the lease term any periods covered by a renewal option, and exclude from the lease term any periods covered by a termination option, to the extent we are reasonably certain to exercise such options. In making this determination, we seek to align the lease term with the expected economic life of the underlying asset.

Deferred Revenue. When we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Such deferred revenue typically results from advance payments received on sales of solar modules. As a practical expedient, we do not adjust the consideration in a contract for the effects of a significant financing component when we expect, at contract inception, that the period between a customer’s advance payment and our transfer of a promised product or service to the customer will be one year or less. Additionally, we do not adjust the consideration in a contract for the effects of a significant financing component when the consideration is received as a form of performance security.

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

In addition to our limited solar module warranties described above, for PV solar power systems we have constructed, we have provided limited warranties for defects in engineering design, installation, and BoS part workmanship for a period of one to two years following the substantial completion of a system or a block within the system. In resolving claims under such BoS warranties, we have the option of remedying the defect through repair or replacement.

When we recognize revenue for sales of modules or projects, we accrue liabilities for the estimated future costs of meeting our limited warranty obligations. We make and revise these estimates based primarily on the number of solar modules under warranty installed at customer locations, our historical experience with and projections of warranty claims, and our estimated per-module replacement costs. We also monitor our expected future module performance through certain quality and reliability testing and actual performance in certain field installation sites.

Accrued Solar Module Collection and Recycling Liability. Historically, we recognized expense at the time of sale for the estimated cost of our future obligations for collecting and recycling solar modules covered by our solar module collection and recycling program. See Note 11. “Solar Module Collection and Recycling Liability” to our consolidated financial statements for further information.

Derivative Instruments. We recognize derivative instruments on our consolidated balance sheets at their fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of December 31, 2021 and 2020, all of our derivative instruments were designated either as cash flow hedges or as derivative instruments not accounted for using hedge accounting methods.

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

Revenue Recognition – Solar Power Project Sales. We recognize revenue for the sale of a development project or for the sale of a completed system when we enter into the associated sales contract with the customer. Such revenue recognition is dependent, in part, on our customers’ commitment to perform their obligations under the contract, which is typically measured through the receipt of cash deposits or other forms of financial security issued by creditworthy financial institutions or parent entities.

As part of certain prior project sales, we conduct performance testing of a system to confirm it meets the operational and capacity expectations noted in its EPC agreement. In addition, we may provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable period meets or exceeds the modeled energy expectation, after certain adjustments. In certain instances, a bonus payment may be received at the end of the applicable test period if the system performs above a specified level. Conversely, if there is an underperformance event with regard to these tests, we may incur liquidated damages as specified in the applicable EPC agreement. Such performance guarantees represent a form of variable consideration and are estimated at contract inception at their most likely amount and updated at the end of each reporting period as additional performance data becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

Revenue Recognition – Operations and Maintenance. We recognize revenue for standard, recurring O&M services over time as customers receive and consume the benefits of such services, which typically include 24/7 system monitoring, certain PPA and other agreement compliance, large generator interconnection agreement compliance, performance engineering analysis, regular performance reporting, turn-key maintenance services including spare parts and corrective maintenance repair, warranty management, and environmental services. Costs of O&M services are expensed in the period in which they are incurred.

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

Share-Based Compensation. We recognize share-based compensation expense for the estimated grant-date fair value of equity awards issued as compensation to employees over the requisite service period, which is generally four or five years. For awards with performance conditions, we recognize share-based compensation expense if it is probable that the performance conditions will be achieved. We account for forfeitures of share-based awards as such forfeitures occur. Accordingly, when an associate’s employment is terminated, all previously unvested awards granted to such associate are forfeited, which results in a benefit to share-based compensation expense in the period of such associate’s termination equal to the cumulative expense recorded through the termination date for the unvested awards. We recognize share-based compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service periods for each separately vesting portion of the award as if each award was in substance multiple awards.

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

Per Share Data. Basic net income or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including restricted stock and performance units, unless there is a net loss for the period. In computing diluted net income per share, we utilize the treasury stock method.

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

On March 31, 2021, we completed the transaction. Following certain customary post-closing adjustments, we received total consideration of $149.1 million. As a result of this transaction, we recognized a gain of $115.8 million, net of transaction costs and post-closing adjustments, during the year ended December 31, 2021, which was included in “Gain on sales of businesses, net” in our consolidated statements of operations. The assets and liabilities associated with this business were classified as held for sale in our consolidated balance sheet as of December 31, 2020.

Sale of U.S. project development business

Following a separate evaluation of the long-term cost structure, competitiveness, and risk-adjusted returns of our U.S. project development business, we determined it was also in the best interest of our stockholders to pursue the sale of this business. In January 2021, we entered into an agreement with Leeward, a subsidiary of the Ontario Municipal Employees Retirement System, for the sale of our U.S. project development business, which included developing, contracting for the construction of, and selling utility-scale PV solar power systems in the United States. The transaction included our approximately 10 GWAC utility-scale solar project pipeline, including the advanced-stage Horizon, Madison, Ridgely, Rabbitbrush, and Oak Trail projects; the 30 MWAC Barilla Solar project, which is operational; and certain other equipment. In addition, Leeward agreed to certain module purchase commitments.

On March 31, 2021, we completed the transaction for an aggregate purchase price of $284.0 million. Such purchase price included $151.4 million for the sale of the U.S. project development business and $132.6 million for the sale of 392 MWDC of solar modules, which is presented in “Net sales” on our consolidated statements of operations for the year ended December 31, 2021.

During the year ended December 31, 2021, we recognized a gain of $31.5 million, net of transaction costs and post-closing adjustments, from the sale of our U.S. project development business, which is included in “Gain on sales of businesses, net” in our consolidated statements of operations. The assets and liabilities associated with this business were classified as held for sale in our consolidated balance sheet as of December 31, 2020.

The following table summarizes the assets and liabilities held for sale at December 31, 2020 (in thousands):

	Operations & Maintenance	Project Development	Total
Cash and cash equivalents	$—	$2,037	$2,037
Accounts receivable trade, net	16,537	75	16,612
Accounts receivable unbilled, net	3,687	—	3,687
Inventories	243	—	243
Other current assets	12,649	35,342	47,991
Property, plant and equipment, net	5,577	215	5,792
PV solar power systems, net	—	10,997	10,997
Project assets	—	65,660	65,660
Other assets	25	2,641	2,666
Assets held for sale	$38,718	$116,967	$155,685

Accounts payable	$2,692	$299	$2,991
Accrued expenses	4,357	1,236	5,593
Deferred revenue	2,730	—	2,730
Other current liabilities	944	960	1,904
Other liabilities	4,350	8,053	12,403
Liabilities held for sale	$15,073	$10,548	$25,621

4. Goodwill and Intangible Assets

Goodwill

Goodwill for the relevant reporting unit consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31, 2020	Acquisitions (Impairments)	December 31, 2021
Modules	$407,827	$—	$407,827
Accumulated impairment losses	(393,365)	—	(393,365)
Total	$14,462	$—	$14,462

	December 31, 2019	Acquisitions (Impairments)	December 31, 2020
Modules	$407,827	$—	$407,827
Accumulated impairment losses	(393,365)	—	(393,365)
Total	$14,462	$—	$14,462

We performed our annual impairment analysis in the fourth quarter of 2021, 2020, and 2019. ASC 350-20 allows companies to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value to determine whether it is necessary to perform a quantitative goodwill impairment test. Such qualitative assessment considers various factors, including macroeconomic conditions, industry and market considerations, cost factors, the overall financial performance of a reporting unit, and any other relevant events affecting our company or a reporting unit.

We performed a qualitative assessment for our modules reporting unit in each respective period and concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Accordingly, a quantitative goodwill impairment test for this reporting unit was not required in any period presented.

Intangible assets, net

The following tables summarize our intangible assets at December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$99,964	$(61,985)	$37,979
Power purchase agreements	6,486	(1,621)	4,865
Patents	8,480	(5,815)	2,665
Total	$114,930	$(69,421)	$45,509

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$99,964	$(52,115)	$47,849
Power purchase agreements	6,486	(1,296)	5,190
Patents	8,173	(5,074)	3,099
Total	$114,623	$(58,485)	$56,138

Amortization of intangible assets was $10.9 million, $10.8 million, and $10.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Estimated future amortization expense for our definite-lived intangible assets was as follows at December 31, 2021 (in thousands):

Amortization Expense
2022	$10,941
2023	10,657
2024	10,527
2025	4,056
2026	2,673
Thereafter	6,655
Total amortization expense	$45,509

5. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Cash and cash equivalents:
Cash	$1,450,654	$1,227,000
Money market funds	—	2
Total cash and cash equivalents	1,450,654	1,227,002
Marketable securities:
Foreign debt	103,317	214,254
U.S. debt	18,627	14,543
Time deposits	253,445	291,269
Total marketable securities	375,389	520,066
Total cash, cash equivalents, and marketable securities	$1,826,043	$1,747,068

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our consolidated balance sheets as of December 31, 2021 and 2020 to the total of such amounts as presented in the consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	2021	2020
Cash and cash equivalents	Cash and cash equivalents	$1,450,654	$1,227,002
Restricted cash – current	Other current assets	1,532	1,745
Restricted cash – noncurrent	Other assets	3,651	44,847
Total cash, cash equivalents, and restricted cash		$1,455,837	$1,273,594

During the years ended December 31, 2021 and 2020, we sold marketable securities for proceeds of $5.5 million and $188.1 million, respectively, and realized gains of less than $0.1 million and $0.2 million, respectively, on such sales. During the year ended December 31, 2019, we sold marketable securities for proceeds of $52.0 million and realized no gain or loss on such sales. See Note 10. “Fair Value Measurements” to our consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of December 31, 2021 and 2020 (in thousands):

	As of December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$103,263	$81	$18	$9	$103,317
U.S. debt	19,003	10	384	2	18,627
Time deposits	253,531	—	—	86	253,445
Total	$375,797	$91	$402	$97	$375,389

	As of December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$213,949	$367	$46	$16	$214,254
U.S. debt	14,521	22	—	—	14,543
Time deposits	291,374	—	—	105	291,269
Total	$519,844	$389	$46	$121	$520,066

The following table presents the change in the allowance for credit losses related to our available-for-sale marketable securities for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Allowance for credit losses, beginning of period	$121	$—
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	207
Provision for credit losses, net	423	326
Sales and maturities of marketable securities	(447)	(412)
Allowance for credit losses, end of period	$97	$121

The contractual maturities of our marketable securities as of December 31, 2021 were as follows (in thousands):

Fair Value
One year or less	$362,761
One year to two years	3,014
Two years to three years	—
Three years to four years	—
Four years to five years	4,729
More than five years	4,885
Total	$375,389

6. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Foreign government obligations	$64,855	$149,700
Supranational debt	10,997	—
U.S. debt	145,326	—
U.S. government obligations	23,548	115,580
Total restricted marketable securities	$244,726	$265,280

Our restricted marketable securities represent long-term investments to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. We have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. As of December 31, 2021 and 2020, such custodial accounts also included noncurrent restricted cash balances of $0.9 million and $0.7 million, respectively, which were reported within “Other assets.” Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

During the year ended December 31, 2021, we sold all our restricted marketable securities for proceeds of $258.9 million and realized gains of $11.7 million on such sales, and repurchased $255.6 million of restricted marketable securities as part of our ongoing management of the custodial accounts. During the year ended December 31, 2020, we sold certain restricted marketable securities for proceeds of $115.2 million and realized gains of $15.1 million on such sales, and repurchased $114.5 million of restricted marketable securities as part of our ongoing management of the custodial accounts. During the year ended December 31, 2019, we sold certain restricted marketable securities for proceeds of $281.6 million and realized gains of $40.6 million on such sales to align the currencies of the investments with the collection and recycling liability and disburse $22.2 million of overfunded amounts. See Note 10. “Fair Value Measurements” to our consolidated financial statements for information about the fair value of our restricted marketable securities.

The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of December 31, 2021 and 2020 (in thousands):

	As of December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$66,867	$—	$2,002	$10	$64,855
Supranational debt	11,362	—	365	—	10,997
U.S. debt	150,060	—	4,697	37	145,326
U.S. government obligations	24,640	—	1,086	6	23,548
Total	$252,929	$—	$8,150	$53	$244,726

	As of December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$131,980	$17,720	$—	$—	$149,700
U.S. government obligations	115,648	133	188	13	115,580
Total	$247,628	$17,853	$188	$13	$265,280

The following table presents the change in the allowance for credit losses related to our restricted marketable securities for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Allowance for credit losses, beginning of period	$13	$—
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	54
Provision for credit losses, net	69	(16)
Sales of restricted marketable securities	(29)	(25)
Allowance for credit losses, end of period	$53	$13

As of December 31, 2021, the contractual maturities of our restricted marketable securities were between 9 years and 18 years.

7. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Accounts receivable trade, gross	$430,100	$269,095
Allowance for credit losses	(664)	(3,009)
Accounts receivable trade, net	$429,436	$266,086

Accounts receivable unbilled, net

Accounts receivable unbilled, net consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Accounts receivable unbilled, gross	$25,336	$26,673
Allowance for credit losses	(63)	(303)
Accounts receivable unbilled, net	$25,273	$26,370

Allowance for credit losses

The following tables present the change in the allowances for credit losses related to our accounts receivable for the years ended December 31, 2021 and 2020 (in thousands):

Accounts receivable trade	2021	2020
Allowance for credit losses, beginning of period	$3,009	$1,386
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	171
Provision for credit losses, net	(2,224)	2,030
Writeoffs	(121)	(578)
Allowance for credit losses, end of period	$664	$3,009

Accounts receivable unbilled	2021	2020
Allowance for credit losses, beginning of period	$303	$—
Cumulative-effect adjustment for the adoption of ASU 2016-13	—	459
Provision for credit losses, net	(240)	19
Writeoffs	—	(175)
Allowance for credit losses, end of period	$63	$303

Inventories

Inventories consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Raw materials	$404,727	$292,334
Work in process	65,573	64,709
Finished goods	433,511	411,773
Inventories	$903,811	$768,816
Inventories – current	$666,299	$567,587
Inventories – noncurrent	$237,512	$201,229

Other current assets

Other current assets consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Spare maintenance materials and parts	$112,070	$98,855
Prepaid income taxes	41,379	71,051
Operating supplies	41,034	35,679
Prepaid expenses	28,232	26,000
Derivative instruments (1)	5,816	3,315
Restricted cash	1,532	1,745
Other	14,129	15,094
Other current assets	$244,192	$251,739
——————————
(1)See Note 8. “Derivative Financial Instruments” to our consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Land	$18,359	$14,498
Buildings and improvements	693,289	693,762
Machinery and equipment	2,527,627	2,184,236
Office equipment and furniture	139,611	143,685
Leasehold improvements	40,517	41,459
Construction in progress	461,708	419,766
Property, plant and equipment, gross	3,881,111	3,497,406
Accumulated depreciation	(1,231,524)	(1,095,121)
Property, plant and equipment, net	$2,649,587	$2,402,285

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

Depreciation of property, plant and equipment was $233.2 million, $198.9 million, and $176.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

PV solar power systems, net

PV solar power systems, net consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
PV solar power systems, gross	$281,660	$298,067
Accumulated depreciation	(64,367)	(54,671)
PV solar power systems, net	$217,293	$243,396

Depreciation of PV solar power systems was $11.8 million, $19.6 million, and $18.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

In November 2021, the off-taker for our 4 MWAC PV solar power plant located in Samoa notified us of its intention to terminate the PPA. Given the limited availability of alternative off-take opportunities, including both contracted and uncontracted sales of electricity produced by the project, we determined it is more likely than not that the carrying amount of the project is not recoverable due to our current expectation that the project will be disposed of significantly before the end of its previously estimated useful life. As a result, we measured the fair value of the plant using an income approach valuation technique and recorded an impairment loss of $10.2 million in “Cost of sales” for the difference between the estimated fair value and carrying value of the plant.

As of December 31, 2021 and 2020, the recoverability of our Luz del Norte PV solar power plant was based, in part, on the likelihood of our continued ownership and operation of the system. However, it is reasonably possible that our intent to hold the asset may change in the near term due to our evaluation of strategic sale opportunities for the system. The pursuit of such opportunities, which require coordination with the system’s lenders, may result in a determination that the carrying value of the system is not recoverable based on the probability-weighted undiscounted future cash flows, which in turn could result in a possible impairment of the system in future periods. Accordingly, any changes in our expected use of the asset or its disposition may result in impairment charges that could be material to our consolidated financial statements and have a significant adverse impact on our results of operations.

Project assets

Project assets consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Project assets – development costs, including project acquisition and land costs	$117,407	$176,346
Project assets – construction costs	198,081	197,031
Project assets	$315,488	$373,377

Other assets

Other assets consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Operating lease assets (1)	$207,544	$226,664
Advanced payments for raw materials	86,962	97,883
Income tax receivables	39,862	36
Indirect tax receivables	21,873	14,849
Accounts receivable trade, net	21,293	—
Accounts receivable unbilled, net	20,840	22,722
Restricted cash	3,651	44,847
Other	36,739	27,129
Other assets	$438,764	$434,130
——————————
(1)See Note 9. "Leases" to our consolidated financial statements for discussion of our lease arrangements.

Accrued expenses

Accrued expenses consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Accrued freight	$61,429	$26,580
Accrued project costs	48,836	81,380
Accrued inventory	42,170	25,704
Accrued property, plant and equipment	42,031	66,543
Accrued compensation and benefits	34,606	51,685
Accrued other taxes	23,103	11,648
Product warranty liability (1)	13,598	22,278
Other	22,677	24,649
Accrued expenses	$288,450	$310,467
——————————
(1)    See Note 13. “Commitments and Contingencies” to our consolidated financial statements for discussion of our “Product Warranties.”

Other current liabilities

Other current liabilities consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Operating lease liabilities (1)	$12,781	$14,006
Other taxes payable	8,123	30,041
Derivative instruments (2)	3,550	5,280
Other	10,293	33,710
Other current liabilities	$34,747	$83,037
——————————
(1)See Note 9. "Leases" to our consolidated financial statements for discussion of our lease arrangements.

(2)See Note 8. “Derivative Financial Instruments” to our consolidated financial statements for discussion of our derivative instruments.

Other liabilities

Other liabilities consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Operating lease liabilities (1)	$145,912	$189,034
Deferred revenue	95,943	44,919
Product warranty liability (2)	38,955	72,818
Deferred tax liabilities, net (3)	27,699	23,671
Other	43,658	41,784
Other liabilities	$352,167	$372,226
——————————
(1)See Note 9. "Leases" to our consolidated financial statements for discussion of our lease arrangements.

(2)See Note 13. “Commitments and Contingencies” to our consolidated financial statements for discussion of our “Product Warranties.”

(3)See Note 17. “Income Taxes” to our consolidated financial statements for discussion of our net deferred tax liabilities.

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

The following tables present the fair values of derivative instruments included in our consolidated balance sheets as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$1,336	$139
Total derivatives designated as hedging instruments	$1,336	$139

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$4,480	$3,411
Total derivatives not designated as hedging instruments	$4,480	$3,411
Total derivative instruments	$5,816	$3,550

	December 31, 2020
	Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$—	$2,504	$341
Commodity swap contracts	1,478	—	—
Total derivatives designated as hedging instruments	$1,478	$2,504	$341

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1,837	$2,776	$—
Total derivatives not designated as hedging instruments	$1,837	$2,776	$—
Total derivative instruments	$3,315	$5,280	$341

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Foreign Exchange Forward Contracts	Commodity Swap Contracts	Total
Balance as of December 31, 2018	$1,329	$—	$1,329
Amounts recognized in other comprehensive income (loss)	(1,086)	—	(1,086)
Amounts reclassified to earnings impacting:
Net sales	(124)	—	(124)
Cost of sales	(1,081)	—	(1,081)
Balance as of December 31, 2019	(962)	—	(962)
Amounts recognized in other comprehensive income (loss)	(3,881)	1,472	(2,409)
Amounts reclassified to earnings impacting:
Cost of sales	1,199	—	1,199
Balance as of December 31, 2020	(3,644)	1,472	(2,172)
Amounts recognized in other comprehensive income (loss)	2,864	1,531	4,395
Amounts reclassified to earnings impacting:
Cost of sales	1,906	(3,003)	(1,097)
Balance as of December 31, 2021	$1,126	$—	$1,126

During the year ended December 31, 2021, we recognized unrealized losses of less than $0.1 million within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges. During the years ended December 31, 2020 and 2019, we recognized unrealized gains of $1.2 million and $0.8 million, respectively, within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges.

The following table presents gains and losses related to derivative instruments not designated as hedges affecting our consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019 (in thousands):

		Amount of Gain (Loss) Recognized in Income
	Income Statement Line Item	2021	2020	2019
Interest rate swap contracts	Cost of sales	$—	$—	$(1,656)
Foreign exchange forward contracts	Cost of sales	57	(462)	—
Foreign exchange forward contracts	Foreign currency (loss) income, net	15,053	(6,317)	3,716
Interest rate swap contracts	Interest expense, net	(315)	(7,259)	(8,532)

Interest Rate Risk

We primarily use interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use such swap contracts for speculative or trading purposes. During the years ended December 31, 2021, 2020, and 2019, the majority of our interest rate swap contracts related to project specific debt facilities. Such swap contracts did not qualify for accounting as cash flow hedges in accordance with ASC 815 due to our expectation to sell the associated projects before the maturity of their project specific debt financings and corresponding swap contracts. Accordingly, changes in the fair values of these swap contracts were recorded directly to “Interest expense, net.”

In June 2021, FS Japan Project B4 GK, our indirect wholly-owned subsidiary and project company, entered into an interest rate swap contract to hedge a portion of the floating rate term loan facility under the project’s Ikeda Credit Facility (as defined in Note 12. “Debt” to our consolidated financial statements). Such swap had an initial notional value of ¥0.7 billion and entitled the project to receive a six-month floating Tokyo Interbank Offered Rate (“TIBOR”) plus 0.70% interest rate while requiring the project to pay a fixed rate of 1.12%. In December 2021, we completed the sale of our Ikeda project, and its interest rate swap contract and outstanding loan balance were assumed by the customer.

Foreign Currency Risk

Cash Flow Exposure

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of December 31, 2021 and 2020, these foreign exchange forward contracts hedged our forecasted cash flows for periods up to 11 months and 20 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

	December 31, 2021
Currency	Notional Amount	USD Equivalent
U.S. dollar (1)	$38.4	$38.4
British pound	GBP 10.6	$14.4

	December 31, 2020
Currency	Notional Amount	USD Equivalent
U.S. dollar (1)	$43.4	$43.4
——————————
(1)These derivative instruments represent hedges of outstanding payables denominated in U.S. dollars at certain of our foreign subsidiaries whose functional currencies are other than the U.S. dollar.

In the following 12 months, we expect to reclassify to earnings $1.1 million of net unrealized gains related to foreign exchange forward contracts that are included in “Accumulated other comprehensive loss” at December 31, 2021 as we realize the earnings effects of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rates when we realize the related forecasted transactions.

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

As of December 31, 2021 and 2020, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	December 31, 2021
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 3.2	$2.3
Purchase	Brazilian real	BRL 2.6	$0.5
Sell	Brazilian real	BRL 2.6	$0.5
Sell	Chilean peso	CLP 4,058.6	$4.8
Purchase	Euro	€77.6	$88.0
Sell	Euro	€38.6	$43.8
Purchase	British pound	GBP 2.5	$3.4
Sell	Indian rupee	INR 10,943.0	$147.1
Purchase	Japanese yen	¥667.5	$5.8
Sell	Japanese yen	¥31,524.6	$273.9
Purchase	Malaysian ringgit	MYR 17.0	$4.1
Sell	Malaysian ringgit	MYR 24.5	$5.9
Sell	Mexican peso	MXN 34.6	$1.7
Purchase	Singapore dollar	SGD 5.5	$4.1

	December 31, 2020
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 3.2	$2.5
Purchase	Brazilian real	BRL 2.6	$0.5
Sell	Canadian dollar	CAD 8.9	$7.0
Purchase	Chilean peso	CLP 2,006.0	$2.8
Sell	Chilean peso	CLP 4,476.7	$6.3
Purchase	Euro	€140.0	$172.1
Sell	Euro	€63.6	$78.2
Sell	Indian rupee	INR 619.2	$8.4
Purchase	Japanese yen	¥1,593.7	$15.5
Sell	Japanese yen	¥20,656.6	$200.5
Purchase	Malaysian ringgit	MYR 69.3	$17.2
Sell	Malaysian ringgit	MYR 24.9	$6.2
Sell	Mexican peso	MXN 34.6	$1.7
Purchase	Singapore dollar	SGD 2.9	$2.2

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

This commodity swap contract qualified for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. We reported unrealized gains or losses on such contract in “Accumulated other comprehensive loss” and subsequently reclassified applicable amounts into earnings when the hedged transaction occurred and impacted earnings. We determined that this derivative financial instrument was highly effective as a cash flow hedge as of December 31, 2020.

9. Leases

Our lease arrangements include land associated with our PV solar power systems and project assets, our corporate and administrative offices, land for our international manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Japan, Malaysia, India, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the years ended December 31, 2021 and 2020, and as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Operating lease cost	$17,681	$18,739
Variable lease cost	2,041	2,616
Short-term lease cost	817	2,628
Total lease cost	$20,539	$23,983

Payments of amounts included in the measurement of operating lease liabilities	$19,405	$19,192
Lease assets obtained in exchange for operating lease liabilities	$21,187	$98,822

	December 31, 2021	December 31, 2020
Operating lease assets	$207,544	$226,664
Operating lease liabilities – current	12,781	14,006
Operating lease liabilities – noncurrent	145,912	189,034

Weighted-average remaining lease term	19 years	20 years
Weighted-average discount rate	2.8%	2.9%

As of December 31, 2021, the future payments associated with our lease liabilities were as follows (in thousands):

Total Lease Liabilities
2022	$15,861
2023	15,902
2024	15,426
2025	14,608
2026	13,116
Thereafter	114,642
Total future payments	189,555
Less: interest	(30,862)
Total lease liabilities	$158,693

10. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents. At December 31, 2020, our cash equivalents consisted of money market funds. We value our cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At December 31, 2021 and 2020, our marketable securities consisted of foreign debt, U.S. debt, and time deposits, and our restricted marketable securities consisted of foreign and U.S. government obligations. At December 31, 2021, our restricted marketable securities also consisted of supranational debt and U.S. debt. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At December 31, 2021 and 2020, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies. At December 31, 2020 our derivative assets and liabilities also consisted of commodity swap contracts involving major commodity prices. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including credit risk, foreign exchange rates, forward and spot prices for currencies, and forward prices for commodities. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At December 31, 2021 and 2020, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Foreign debt	$103,317	$—	$103,317	$—
U.S. debt	18,627	—	18,627	—
Time deposits	253,445	253,445	—	—
Restricted marketable securities	244,726	—	244,726	—
Derivative assets	5,816	—	5,816	—
Total assets	$625,931	$253,445	$372,486	$—
Liabilities:
Derivative liabilities	$3,550	$—	$3,550	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$2	$2	$—	$—
Marketable securities:
Foreign debt	214,254	—	214,254	—
U.S. debt	14,543	—	14,543	—
Time deposits	291,269	291,269	—	—
Restricted marketable securities	265,280	—	265,280	—
Derivative assets	3,315	—	3,315	—
Total assets	$788,663	$291,271	$497,392	$—
Liabilities:
Derivative liabilities	$5,621	$—	$5,621	$—

Fair Value of Financial Instruments

At December 31, 2021 and 2020, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Accounts receivable unbilled, net - noncurrent	$20,840	$18,846	$22,722	$22,096
Accounts receivable trade, net - noncurrent	21,293	18,605	—	—
Liabilities:
Long-term debt, including current maturities (1)	$246,737	$243,865	$287,149	$297,076
——————————
(1)Excludes unamortized discounts and issuance costs.

The carrying values in our consolidated balance sheets of our current trade accounts receivable, current unbilled accounts receivable, restricted cash, accounts payable, and accrued expenses approximated their fair values due to their nature and relatively short maturities; therefore, we excluded them from the foregoing table. The fair value measurements for our noncurrent unbilled accounts receivable, noncurrent trade accounts receivable, and long-term debt are considered Level 2 measurements under the fair value hierarchy.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, marketable securities, accounts receivable, restricted cash, restricted marketable securities, and foreign exchange forward contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place these instruments with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions. Our net sales are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary. Depending upon the sales arrangement, we may require some form of payment security from our customers, including, but not limited to, advance payments, parent guarantees, letters of credit, bank guarantees, or surety bonds.

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

We periodically review our estimates of expected future recycling costs and may adjust our liability accordingly. During the year ended December 31, 2021, we completed our annual cost study of obligations under our module collection and recycling program and increased the associated liability by $10.8 million primarily due to lower estimated by-product credits for certain semiconductor materials recovered during the recycling process and updates to certain valuation assumptions. During the year ended December 31, 2020, we completed our annual cost study of obligations under our module collection and recycling program and reduced the associated liability by $18.9 million primarily due to changes to the estimated timing of cash flows associated with capital, labor, and maintenance costs and updates to certain valuation assumptions.

Our module collection and recycling liability was $139.1 million and $130.7 million as of December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, we recognized expense of $10.8 million to cost of sales as a result of the increase in our module and collection recycling liability described above and accretion expense of $5.4 million associated with this liability. During the year ended December 31, 2020, we recognized a net benefit of $18.9 million to cost of sales as a result of the reduction to our module and collection recycling liability described above and accretion expense of $5.2 million associated with this liability. During the year ended December 31, 2019, we recognized accretion expense of $4.9 million associated with this liability. See Note 6. “Restricted Marketable Securities” to our consolidated financial statements for more information about our arrangements for funding this liability.

12. Debt

Our long-term debt consisted of the following at December 31, 2021 and 2020 (in thousands):

		Balance (USD)
Loan Agreement	Currency	2021	2020
Revolving Credit Facility	USD	$—	$—
Luz del Norte Credit Facilities	USD	183,829	186,230
Japan Credit Facility	JPY	—	13,813
Tochigi Credit Facility	JPY	—	39,400
Kyoto Credit Facility	JPY	62,908	47,706
Ikeda Credit Facility	JPY	—	—
Aoki Credit Facility	JPY	—	—
Long-term debt principal		246,737	287,149
Less: unamortized discounts and issuance costs		(6,836)	(7,918)
Total long-term debt		239,901	279,231
Less: current portion		(3,896)	(41,540)
Noncurrent portion		$236,005	$237,691

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

In March 2017, we amended the terms of the DFC and IFC credit facilities. Such amendments (i) allowed for the capitalization of accrued and unpaid interest through March 15, 2017, along with the capitalization of certain future interest payments as variable rate loans under the credit facilities, (ii) allowed for the conversion of certain fixed rate loans to variable rate loans upon scheduled repayment, (iii) extended the maturity of the DFC and IFC loans until June 2037, and (iv) canceled the remaining borrowing capacity under the DFC and IFC credit facilities with the exception of the capitalization of certain future interest payments. As of December 31, 2021 and 2020, the balance outstanding on the DFC loans was $137.7 million and $139.4 million, respectively. As of December 31, 2021 and 2020, the balance outstanding on the IFC loans was $46.1 million and $46.8 million, respectively. The DFC and IFC loans are secured by liens over all of Luz del Norte’s assets, a pledge of all of the equity interests in the entity, and certain letters of credit. In October 2021, we received a waiver for technical noncompliance related to the credit facilities.

Japan Credit Facility

In September 2015, First Solar Japan GK, our wholly-owned subsidiary, entered into a construction loan facility with Mizuho Bank, Ltd. for borrowings up to ¥4.0 billion ($33.4 million) for the development and construction of utility-scale PV solar power plants in Japan (the “Japan Credit Facility”). Borrowings under the facility generally mature within 12 months following the completion of construction activities for each financed project. The facility is guaranteed by First Solar, Inc. and secured by pledges of certain projects’ cash accounts and other rights in the projects. In December 2021, we repaid the remaining $33.5 million principal balance on the credit facility.

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

Ikeda Credit Facility

In March 2021, FS Japan Project B4 GK (“Ikeda”), our indirect wholly-owned subsidiary and project company, entered into a credit agreement (the “Ikeda Credit Facility”) with MUFG Bank, Ltd.; Japan Post Insurance Co., Ltd.; The Shizuoka Bank, Ltd.; The Hyakugo Bank, Ltd.; The Iyo Bank, Ltd.; and The Yamagata Bank, Ltd. for aggregate borrowings up to ¥9.8 billion ($88.6 million) for the development and construction of a 21 MWAC PV solar power plant located in Tochigi, Japan. The credit facility consisted of a ¥4.7 billion ($43.1 million) fixed rate term loan facility, a ¥3.8 billion ($34.1 million) variable rate term loan facility, a ¥0.9 billion ($8.2 million) consumption tax facility, and a ¥0.4 billion ($3.2 million) debt service reserve facility. In December 2021, we completed the sale of our Ikeda project, and the outstanding balance of the Ikeda Credit Facility of $32.9 million was assumed by the customer.

Aoki Credit Facility

In December 2021, FS Japan Project 23 GK (“Aoki”), our indirect wholly-owned subsidiary and project company, entered into a credit agreement (the “Aoki Credit Facility”) with Aozora Bank, Ltd.; Bank of Yokohama, Ltd.; The Shizuoka Bank Ltd.; and The Iyo Bank, Ltd. for aggregate borrowings up to ¥9.0 billion ($78.9 million) for the development and construction of a 19 MWAC PV solar power plant located in Tochigi, Japan. The credit facility consisted of a ¥1.5 billion ($13.1 million) fixed rate term loan facility, a ¥6.7 billion ($58.5 million) variable rate term loan facility, and a ¥0.8 billion ($7.3 million) consumption tax facility. In December 2021, we completed the sale of our Aoki project, and the outstanding balance of the Aoki Credit Facility of $52.6 million was assumed by the customer.

Variable Interest Rate Risk

Certain of our long-term debt agreements bear interest at LIBOR, TIBOR, or equivalent variable rates. An increase in these variable rates would increase the cost of borrowing under certain project specific debt financings. Our long-term debt borrowing rates as of December 31, 2021 were as follows:

Loan Agreement	December 31, 2021
Luz del Norte Credit Facilities (1)	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
Kyoto Credit Facility	1-month TIBOR plus 0.60%
——————————
(1)Outstanding balance comprised of $133.4 million of fixed rate loans and $50.4 million of variable rate loans as of December 31, 2021.

During the years ended December 31, 2021, 2020, and 2019, we paid $12.7 million, $14.9 million, and $18.8 million, respectively, of interest related to our long-term debt arrangements.

Future Principal Payments

At December 31, 2021, the future principal payments on our long-term debt were due as follows (in thousands):

Total Debt
2022	$4,035
2023	6,085
2024	69,928
2025	7,560
2026	7,965
Thereafter	151,164
Total long-term debt future principal payments	$246,737

13. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of December 31, 2021, the majority of these commercial commitments supported our module business. As of December 31, 2021, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Bilateral facilities (1)	$45.0	$170.0
Surety bonds	12.6	229.9
——————————
(1)Of the total letters of credit issued under the bilateral facilities, $2.6 million was secured with cash.

Product Warranties

When we recognize revenue for sales of modules or projects, we accrue liabilities for the estimated future costs of meeting our limited warranty obligations for both modules and the balance of the systems. We make and revise these estimates based primarily on the number of solar modules under warranty installed at customer locations, our historical experience with and projections of warranty claims, and our estimated per-module replacement costs. We also monitor our expected future module performance through certain quality and reliability testing and actual performance in certain field installation sites. From time to time, we have taken remediation actions with respect to affected modules beyond our limited warranties and may elect to do so in the future, in which case we would incur additional expenses. Such potential voluntary future remediation actions beyond our limited warranty obligations may be material to our consolidated statements of operations if we commit to any such remediation actions.

Product warranty activities during the years ended December 31, 2021, 2020, and 2019 were as follows (in thousands):

	2021	2020	2019
Product warranty liability, beginning of period	$95,096	$129,797	$220,692
Accruals for new warranties issued	9,266	9,424	17,327
Settlements	(12,337)	(22,464)	(22,540)
Changes in estimate of product warranty liability	(39,472)	(21,661)	(85,682)
Product warranty liability, end of period	$52,553	$95,096	$129,797
Current portion of warranty liability	$13,598	$22,278	$20,291
Noncurrent portion of warranty liability	$38,955	$72,818	$109,506

We estimate our limited product warranty liability for power output and defects in materials and workmanship under normal use and service conditions based on return rates for each series of module technology. During the year ended December 31, 2021, we revised this estimate based on updated information regarding our warranty claims, which reduced our product warranty liability by $33.1 million. This updated information reflected lower-than-expected warranty claims for our older series of module technology as well as the evolving claims profile of our newest series of module technology, resulting in reductions to our projected module return rates. During the year ended December 31, 2020, we revised this estimate based on updated information regarding our warranty claims, which reduced our product warranty liability by $19.7 million. This updated information reflected lower-than-expected settlements for our older series of module technology and revisions to projected settlements, resulting in a lower projected return rate. During the year ended December 31, 2019, we revised this estimate based on updated information regarding our warranty claims, which reduced our product warranty liability by $80.0 million. This updated information reflected lower-than-expected return rates for our newer series of module technology, the evolving claims profile of each series, and certain changes to our warranty programs.

Performance Guarantees

As a result of certain prior project sales, we conduct performance testing of a system to confirm it meets the operational and capacity expectations noted in its EPC agreement. In addition, we may provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable period meets or exceeds the modeled energy expectation, after certain adjustments. If there is an underperformance event with regard to these tests, we may incur liquidated damages as specified in the applicable EPC agreement. In certain instances, a bonus payment may be received at the end of the applicable test period if the system performs above a specified level. As of December 31, 2021 and 2020, we accrued $1.6 million and $10.2 million, respectively, for our estimated obligations under such arrangements, which were classified as “Other current liabilities” in our consolidated balance sheets.

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of December 31, 2021 and 2020, we accrued $3.8 million and $3.2 million of current indemnification liabilities, respectively. As of December 31, 2021, the maximum potential amount of future payments under our indemnifications was $98.8 million, and we held insurance and other instruments allowing us to recover up to $28.2 million of potential amounts paid under the indemnifications.

In September 2017, we made an indemnification payment in connection with the sale of one of our projects following the underpayment of anticipated cash grants by the United States government. In February 2018, the associated project entity commenced legal action against the United States government seeking full payment of the cash grants. In May 2021, the parties reached an agreement, pursuant to which the United States government made a settlement payment to the project entity. Under the terms of the indemnification arrangement, we received $65.1 million for our portion of the settlement payment, which we recorded as revenue during the year ended December 31, 2021.

Legal Proceedings

Class Action

On January 7, 2022, a putative class action lawsuit titled City of Pontiac General Employees’ Retirement System v. First Solar, Inc., et al., Case No. 2:22-cv-00036-MTL, was filed in the Arizona District Court against the Company and certain of our current officers. The complaint was filed on behalf of a purported class consisting of all purchasers of First Solar common stock between February 22, 2019 and February 20, 2020, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on allegedly false and misleading statements related to the Company’s Series 6 solar modules and its project development business. It seeks unspecified damages and an award of costs and expenses. The Company and its officers intend to vigorously defend this action in all respects. Given the early stage of the litigation, at this time we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of potential loss, if any, from this action.

Opt-Out Action

First Solar was party to a suit titled Maverick Fund, L.D.C. v. First Solar, Inc., et al., Case No. 2:15-cv-01156-ROS, filed in 2015 in the Arizona District Court by putative stockholders that opted out of our previously settled class action lawsuit.

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

14. Revenue from Contracts with Customers

The following table presents the disaggregation of revenue from contracts with customers for the years ended December 31, 2021, 2020, and 2019 along with the reportable segment for each category (in thousands):

Category	Segment	2021	2020	2019
Solar modules	Modules	$2,331,380	$1,736,060	$1,460,116
Solar power systems	Other	513,362	794,797	1,148,856
O&M services	Other	43,060	115,590	107,705
Energy generation (1)	Other	37,614	61,948	54,539
EPC services (2)	Other	(2,039)	2,937	291,901
Net sales		$2,923,377	$2,711,332	$3,063,117
——————————
(1)During the year ended December 31, 2020, the majority of energy generated and sold by our PV solar power systems was accounted for under ASC 840 consistent with the classification of the associated PPAs.

(2)For certain of our EPC agreements, we provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable period meets or exceeds the modeled energy expectation, after certain adjustments. If there is an underperformance event with regard to these tests, we may incur liquidated damages as specified in the applicable EPC agreement. During the year ended December 31, 2021, we accrued liquidated damages for certain of these agreements, which we recognized as a reduction to revenue. See Note 13. “Commitments and Contingencies” to our consolidated financial statements for discussion of our performance guarantee arrangements.

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

For EPC services provided in prior periods, or sales of solar power systems with EPC services provided in prior periods, we recognized revenue over time using cost based input methods, which required significant judgment to evaluate assumptions including the amount of net contract revenues and the total estimated costs to determine our progress toward contract completion. The cumulative effect of revisions to estimates related to net contract revenues or costs to complete contracts are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated. Changes in estimates for sales of systems and EPC services occur for a variety of reasons, including but not limited to (i) changes in estimates of variable consideration, (ii) construction plan accelerations or delays, or (iii) changes in information used to estimate costs. Changes in estimates may have a material effect on our consolidated statements of operations.

The following table outlines the revenue impact of net changes in estimated transaction prices and input costs (both increases and decreases) for project related sales contracts for the years ended December 31, 2021, 2020, and 2019 as well as the number of projects that comprise such changes. For purposes of the table, we only include projects with changes in estimates that have a net impact on revenue of at least $1.0 million during the periods presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	2021	2020	2019
Number of projects	10	9	3

Increase (decrease) in revenue from net changes in transaction prices (in thousands) (1)	$71,310	$(16,954)	$(3,642)
Increase (decrease) in revenue from net changes in input cost estimates (in thousands)	—	7,487	(23,103)
Net increase (decrease) in revenue from net changes in estimates (in thousands)	$71,310	$(9,467)	$(26,745)

Net change in estimate as a percentage of aggregate revenue	2.1%	(0.5)%	(4.6)%
——————————
(1)During the year ended December 31, 2021, we recorded revenue of $65.1 million associated with the settlement of an outstanding indemnification arrangement associated with the sale of one of our projects. See Note 13. “Commitments and Contingencies” to our consolidated financial statements for discussion of our indemnification arrangements.

The following table reflects the changes in our contract assets, which we classify as “Accounts receivable unbilled, net” and our contract liabilities, which we classify as “Deferred revenue,” for the year ended December 31, 2021. As of December 31, 2020, these balances excluded any assets or liabilities classified as held for sale (in thousands):

	2021	2020	Change
Accounts receivable unbilled, net (1)	$46,113	$49,092	$(2,979)	(6)%
Deferred revenue (2)	$297,811	$233,732	$64,079	27%
——————————
(1)Includes $20.8 million and $22.7 million of noncurrent accounts receivable unbilled, net classified as “Other assets” on our consolidated balance sheets as of December 31, 2021 and 2020, respectively.

(2)Includes $95.9 million and $44.9 million of noncurrent deferred revenue classified as “Other liabilities” on our consolidated balance sheets as of December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, our contract assets decreased by $3.0 million primarily due to final billings for certain project sales, offset by unbilled receivables associated with the sale of the Sun Streams 4 and Sun Streams 5 projects in the current year. During the year ended December 31, 2021, our contract liabilities increased by $64.1 million primarily due to advance payments received for sales of solar modules in the current year, partially offset by the recognition of revenue for sales of solar modules for which payment was received in 2020. During the years ended December 31, 2021 and 2020, we recognized revenue of $182.0 million and $316.1 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

As of December 31, 2021, we had entered into contracts with customers for the future sale of 21.9 GWDC of solar modules for an aggregate transaction price of $5.9 billion, which we expect to recognize as revenue through 2025 as we transfer control of the modules to the customers. Such aggregate transaction price excludes estimates of variable consideration for certain contracts with customers that are associated with future module technology improvements, including new product designs and enhancements to certain energy related attributes. Certain other price adjustments associated with the proposed extension of the U.S. investment tax credit and sales freight have also been excluded. While our contracts with customers typically represent firm purchase commitments, these contracts may be subject to amendments made by us or requested by our customers. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

15. Stockholders’ Equity

Preferred Stock

As of December 31, 2021 and 2020, we had authorized 30,000,000 shares of undesignated preferred stock, $0.001 par value, none of which was issued and outstanding. Our board of directors is authorized to determine the rights, preferences, and restrictions on any series of preferred stock that we may issue.

Common Stock

As of December 31, 2021 and 2020, we had authorized 500,000,000 shares of common stock, $0.001 par value, of which 106,332,315 and 105,980,466 shares, respectively, were issued and outstanding. Each share of common stock is entitled to a single vote. We have not declared or paid any dividends through December 31, 2021.

16. Share-Based Compensation

The following table presents share-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Cost of sales (1)	$892	$3,183	$7,541
Selling, general and administrative (1)	19,578	22,093	23,741
Research and development (2)	432	3,991	5,917
Production start-up	—	—	230
Total share-based compensation expense	$20,902	$29,267	$37,429
——————————
(1)On March 31, 2021, we completed the sales of our North American O&M operations and U.S. project development business, which resulted in the forfeiture of unvested shares for associates departing the Company as part of the transactions. See Note 3. “Sales of Businesses” to our consolidated financial statements for further information related to these transactions.

(2)Effective March 15, 2021, our former Chief Technology Officer retired from the Company, which resulted in the forfeiture of his unvested shares during the year ended December 31, 2021.

Share-based compensation expense capitalized in inventory, project assets, and PV solar power systems was $0.7 million and $1.1 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, we had $22.8 million of unrecognized share-based compensation expense related to unvested restricted stock and performance units, which we expect to recognize over a weighted-average period of approximately 1.3 years. During the years ended December 31, 2021, 2020, and 2019, we recognized an income tax benefit in our statement of operations of $7.5 million, $7.3 million, and $9.6 million, respectively, related to share-based compensation expense, including excess tax benefits. We authorize our transfer agent to issue new shares, net of shares withheld for taxes as appropriate, for the vesting of restricted stock and performance units or grants of unrestricted stock.

Share-Based Compensation Plans

During the year ended December 31, 2020, we adopted our 2020 Omnibus Plan, under which directors, officers, employees, and consultants of First Solar, Inc. (including any of its affiliates) are eligible to participate in various forms of share-based compensation. The 2020 Omnibus Plan is administered by the compensation committee (or any other committee designated by our board of directors), which is authorized to, among other things, determine the recipients of grants, the exercise price, and the vesting schedule of any awards made under the 2020 Omnibus Plan. Our board of directors may amend, modify, or terminate the 2020 Omnibus Plan without the approval of our stockholders, except for amendments that would increase the maximum number of shares of our common stock available for awards under the 2020 Omnibus Plan, increase the maximum number of shares of our common stock that may be delivered by incentive stock options, or modify the requirements for participation in the 2020 Omnibus Plan.

The 2020 Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, performance units, cash incentive awards, performance compensation awards, and other equity-based and equity-related awards. In addition, the shares underlying any forfeited, expired, terminated, or canceled awards, or shares surrendered as payment for taxes required to be withheld, become available for new award grants. We may not grant awards under the 2020 Omnibus Plan after 2030, which is the tenth anniversary of the 2020 Omnibus Plan’s approval by our stockholders. As of December 31, 2021, we had 6,792,347 shares available for future issuance under the 2020 Omnibus Plan.

Restricted Stock and Performance Units

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

In February 2017, the compensation committee approved a long-term incentive program for key executive officers and associates. The program was intended to incentivize retention of our key executive talent, provide a smooth transition from our former key senior talent equity performance program, and align the interests of executive management and stockholders. The program included performance units to be earned over an approximately three-year performance period, which ended in December 2019. In February 2020, the compensation committee certified the achievement of the threshold vesting conditions applicable to these performance units. Accordingly, each participant received one share of common stock for each vested performance unit granted in February 2017, net of any tax withholdings.

In April 2018, in continuation of our long-term incentive program for key executive officers and associates, the compensation committee approved additional grants of performance units to be earned over an approximately three-year performance period, which ended in December 2020. Vesting of the 2018 grants of performance units was contingent upon the relative attainment of target gross margin, operating expense, and contracted revenue metrics. In February 2021, the compensation committee certified the achievement of the vesting conditions applicable to the grants, which approximated the target level of performance. Accordingly, each participant received one share of common stock for each vested performance unit, net of any tax withholdings.

In July 2019, the compensation committee approved additional grants of performance units for key executive officers. Such grants are expected to be earned over a multi-year performance period, which ended in December 2021. Vesting of the 2019 grants of performance units is contingent upon the relative attainment of target cost per watt, module wattage, gross profit, and operating income metrics, to be certified by the compensation committee in 2022.

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

Vesting of performance units is also contingent upon the employment of program participants through the applicable vesting dates, with limited exceptions in case of death, disability, a qualifying retirement, or a change-in-control of First Solar. Outstanding performance units are included in the computation of diluted net income per share for the years ended December 31, 2021, 2020, and 2019 based on the number of shares that would be issuable if the end of the reporting period were the end of the contingency period.

The following is a summary of our restricted stock unit activity, including performance unit activity, for the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units at December 31, 2020	1,852,256	$52.52
Restricted stock units granted (1)	407,133	78.86
Restricted stock units vested	(541,678)	51.41
Restricted stock units forfeited	(400,851)	55.90
Unvested restricted stock units at December 31, 2021	1,316,860	$60.09
——————————
(1)Restricted stock units granted include the maximum amount of performance units available for issuance under our long-term incentive program for key executive officers and associates. The actual number of shares to be issued will depend on the relative attainment of the performance metrics described above.

We estimate the fair value of our restricted stock unit awards based on our stock price on the grant date. For the years ended December 31, 2020 and 2019, the weighted-average grant-date fair value for restricted stock units granted in such years was $45.01 and $56.47, respectively. The total fair value of restricted stock units vested during 2021, 2020, and 2019 was $27.8 million, $32.9 million, and $40.8 million, respectively.

Unrestricted Stock

During the years ended December 31, 2021, 2020, and 2019, we awarded 19,513; 27,731; and 26,254, respectively, of fully vested, unrestricted shares of our common stock, excluding amounts withheld for taxes, to the chairman and independent members of our board of directors. Accordingly, we recognized $1.8 million, $1.5 million, and $1.5 million of share-based compensation expense for these awards during the years ended December 31, 2021, 2020, and 2019, respectively.

17. Income Taxes

In March 2020, the CARES Act was signed into law. The CARES Act includes a number of federal corporate tax relief provisions that are intended to support the ongoing liquidity of U.S. corporations. Among other provisions, the CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years.

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

Although we continue to evaluate our plans for the reinvestment or repatriation of unremitted foreign earnings, we expect to indefinitely reinvest the earnings of our foreign subsidiaries to fund our international operations, with the exception of certain subsidiaries for which applicable taxes have been recorded as of December 31, 2021. Accordingly, we have not recorded any provision for additional U.S. or foreign withholding taxes related to the outside basis differences of our foreign subsidiaries in which we expect to indefinitely reinvest their earnings.

The U.S. and non-U.S. components of our income or loss before income taxes for the years ended December 31, 2021, 2020, and 2019 were as follows (in thousands):

	2021	2020	2019
U.S. income (loss)	$315,297	$22,475	$(239,547)
Non-U.S. income	256,865	270,715	119,418
Income (loss) before taxes and equity in earnings	$572,162	$293,190	$(120,129)

The components of our income tax expense or benefit for the years ended December 31, 2021, 2020, and 2019 were as follows (in thousands):

	2021	2020	2019
Current expense (benefit):
Federal	$9,531	$(149,162)	$9,961
State	3,469	4,027	3,890
Foreign	10,109	26,303	41,080
Total current expense (benefit)	23,109	(118,832)	54,931
Deferred expense (benefit):
Federal	58,510	12,681	(55,647)
State	3,775	7,591	(6,737)
Foreign	18,075	(8,734)	1,973
Total deferred expense (benefit)	80,360	11,538	(60,411)
Total income tax expense (benefit)	$103,469	$(107,294)	$(5,480)

Our Malaysian subsidiary has been granted a long-term tax holiday that expires in 2027. The tax holiday, which generally provides for a full exemption from Malaysian income tax, is conditional upon our continued compliance with meeting certain employment and investment thresholds, which we are currently in compliance with and expect to continue to comply with through the expiration of the tax holiday in 2027. In addition, our Vietnamese subsidiary has been granted a tax incentive that provides a two-year tax exemption, beginning in 2020, and reduced annual tax rates through the end of 2025.

Our income tax results differed from the amount computed by applying the relevant U.S. statutory federal corporate income tax rate to our income or loss before income taxes for the following reasons for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021		2020		2019
	Tax	Percent	Tax	Percent	Tax	Percent
Statutory income tax expense (benefit)	$120,154	21.0%	$61,570	21.0%	$(25,227)	21.0%
State tax, net of federal benefit	4,757	0.8%	11,059	3.8%	(4,090)	3.4%
Foreign tax rate differential	4,632	0.8%	6,135	2.1%	17,195	(14.3)%
Non-deductible expenses	3,955	0.7%	3,834	1.3%	11,119	(9.3)%
Foreign dividend income	2,611	0.5%	3,004	1.0%	6,718	(5.6)%
Changes in valuation allowance	2,603	0.5%	(31,671)	(10.8)%	(5,735)	4.8%
Change in tax contingency	2,198	0.4%	(59,010)	(20.1)%	7,096	(5.9)%
Effect of CARES Act	1,880	0.3%	(89,699)	(30.6)%	—	—%
Share-based compensation	(2,991)	(0.5)%	(720)	(0.2)%	(1,594)	1.3%
Tax credits	(3,395)	(0.6)%	(8,091)	(2.8)%	(1,996)	1.7%
Return to provision adjustments	(4,932)	(0.9)%	2,414	0.8%	14,362	(12.0)%
Effect of tax holiday	(32,339)	(5.7)%	(11,500)	(3.9)%	(26,834)	22.4%
Other	4,336	0.8%	5,381	1.8%	3,506	(2.9)%
Reported income tax expense (benefit)	$103,469	18.1%	$(107,294)	(36.6)%	$(5,480)	4.6%

During the years ended December 31, 2021, 2020, and 2019, we made net tax payments of $38.2 million, $22.2 million, and $34.7 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities calculated under U.S. GAAP and the amounts calculated for preparing our income tax returns. The items that gave rise to our deferred taxes as of December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Deferred tax assets:
Net operating losses	$110,979	$110,753
Tax credits	86,885	134,328
Accrued expenses	35,193	39,458
Compensation	10,551	15,806
Inventory	10,057	4,587
Long-term contracts	9,065	10,813
Equity in earnings	4,174	3,666
Deferred expenses	1,786	1,844
Goodwill and intangible assets	1,784	3,065
Other	24,244	30,091
Deferred tax assets, gross	294,718	354,411
Valuation allowance	(123,917)	(127,711)
Deferred tax assets, net of valuation allowance	170,801	226,700
Deferred tax liabilities:
Property, plant and equipment	(106,361)	(103,324)
Investment in foreign subsidiaries	(15,583)	(21,917)
Restricted marketable securities and derivatives	(4,337)	(6,326)
Acquisition accounting / basis difference	(4,065)	(5,079)
Capitalized interest	(1,338)	(3,097)
Other	(7,654)	(6,529)
Deferred tax liabilities	(139,338)	(146,272)
Net deferred tax assets	$31,463	$80,428

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

The following table shows changes in the valuation allowance against our deferred tax assets during the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Valuation allowance, beginning of year	$127,711	$151,705	$159,546
Additions	8,976	23,884	9,161
Reversals	(12,770)	(47,878)	(17,002)
Valuation allowance, end of year	$123,917	$127,711	$151,705

We maintained a valuation allowance of $123.9 million and $127.7 million as of December 31, 2021 and 2020, respectively, against certain of our deferred tax assets, as it is more likely than not that such amounts will not be fully realized. During the year ended December 31, 2021, the valuation allowance decreased by $3.8 million primarily due to the partial release of the valuation allowance in jurisdictions with current year operating income, partially offset by an increase in valuation allowances due to current year operating losses in certain other jurisdictions.

As of December 31, 2021, we had federal and aggregate state net operating loss carryforwards of $10.4 million and $428.5 million, respectively. As of December 31, 2020, we had federal and aggregate state net operating loss carryforwards of $10.8 million and $722.8 million, respectively. If not used, the federal net operating loss carryforwards incurred prior to 2018 will begin to expire in 2030, and the state net operating loss carryforwards will begin to expire in 2029. Federal net operating losses arising in tax years beginning in 2018 may be carried forward indefinitely, and the associated deduction is limited to 80% of taxable income. The utilization of our net operating loss carryforwards is also subject to an annual limitation under Section 382 of the Internal Revenue Code due to changes in ownership. Based on our analysis, we do not believe such limitation will impact our realization of the net operating loss carryforwards as we anticipate utilizing them prior to expiration.

As of December 31, 2021, we had U.S. foreign tax credit carryforwards of $10.4 million, federal and state research and development credit carryforwards of $73.1 million, and investment tax credits of $27.2 million available to reduce future federal and state income tax liabilities. If not used, these credits will begin to expire in 2028, 2029, and 2032, respectively.

The following table shows a reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Unrecognized tax benefits, beginning of year	$5,370	$72,169	$72,193
Increases related to prior year tax positions	—	169	800
Decreases related to prior year tax positions	(44)	(256)	—
Decreases from lapse in statute of limitations	(492)	(67,396)	(1,539)
Increases related to current tax positions	2,977	684	715
Unrecognized tax benefits, end of year	$7,811	$5,370	$72,169

If recognized, $7.8 million of unrecognized tax benefits, excluding interest and penalties, would reduce our annual effective tax rate. Due to the uncertain and complex application of tax laws and regulations, it is possible that the ultimate resolution of uncertain tax positions may result in liabilities that could be materially different from these estimates. In such an event, we will record additional tax expense or benefit in the period in which such resolution occurs. Our policy is to recognize any interest and penalties that we may incur related to our tax positions as a component of income tax expense or benefit. During the years ended December 31, 2021, 2020, and 2019, we recognized interest and penalties of $0.3 million, $5.3 million, and $7.9 million, respectively, related to unrecognized tax benefits. It is reasonably possible that $0.3 million of uncertain tax positions will be recognized within the next 12 months due to the expiration of the statute of limitations associated with such positions.

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

Tax Years
Vietnam	2011 - 2020
Japan	2016 - 2020
Malaysia	2008 - 2020
United States	2017 - 2020

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

18. Net Income (Loss) per Share

The calculation of basic and diluted net income (loss) per share for the years ended December 31, 2021, 2020, and 2019 was as follows (in thousands, except per share amounts):

	2021	2020	2019
Basic net income (loss) per share
Numerator:
Net income (loss)	$468,693	$398,355	$(114,933)
Denominator:
Weighted-average common shares outstanding	106,263	105,867	105,310

Diluted net income (loss) per share
Denominator:
Weighted-average common shares outstanding	106,263	105,867	105,310
Effect of restricted stock and performance units	661	819	—
Weighted-average shares used in computing diluted net income (loss) per share	106,924	106,686	105,310

Net income (loss) per share:
Basic	$4.41	$3.76	$(1.09)
Diluted	$4.38	$3.73	$(1.09)

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income (loss) per share for the years ended December 31, 2021, 2020, and 2019 as such shares would have had an anti-dilutive effect (in thousands):

	2021	2020	2019
Anti-dilutive shares	14	—	868

19. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the year ended December 31, 2021 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2020	$(76,239)	$16,630	$(2,117)	$(61,726)
Other comprehensive (loss) income before reclassifications	(14,147)	(14,467)	4,395	(24,219)
Amounts reclassified from accumulated other comprehensive loss	934	(11,696)	(1,097)	(11,859)
Net tax effect	—	1,497	(55)	1,442
Net other comprehensive (loss) income	(13,213)	(24,666)	3,243	(34,636)
Balance as of December 31, 2021	$(89,452)	$(8,036)	$1,126	$(96,362)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019 (in thousands):

Comprehensive Income Components	Income Statement Line Item	2021	2020	2019
Foreign currency translation adjustment:
Foreign currency translation adjustment	Cost of sales	$269	$370	$1,190
Foreign currency translation adjustment	Other income (expense), net	(1,203)	2,560	—
Total foreign currency translation adjustment		(934)	2,930	1,190
Unrealized gain on marketable securities and restricted marketable securities	Other income (expense), net	11,696	15,346	40,621
Unrealized gain (loss) on derivative contracts:
Foreign exchange forward contracts	Net sales	—	—	124
Foreign exchange forward contracts	Cost of sales	(1,906)	(1,199)	1,081
Commodity swap contracts	Cost of sales	3,003	—	—
Total unrealized gain (loss) on derivative contracts		1,097	(1,199)	1,205
Total gain reclassified		$11,859	$17,077	$43,016

20. Segment and Geographical Information

Our primary segment is our modules business, which involves the design, manufacture, and sale of CdTe solar modules, which convert sunlight into electricity. Third-party customers of our modules segment include developers and operators of PV solar power systems. Our residual business operations include certain project development activities and O&M services, which are primarily concentrated in Japan, as well as the results of operations from PV solar power systems we own and operate in certain international regions.

For the year ended December 31, 2021, we changed our reportable segments to align with revisions to our internal reporting structure and long-term strategic plans. Following this change, our modules business represents our only reportable segment. We previously operated our business in two segments, which included our modules and systems businesses. Systems business activities primarily involved (i) project development, (ii) EPC services, and (iii) O&M services, which now comprise our residual business operations and are categorized as “Other” in the tables below. All prior year balances were revised to conform to the current year presentation.

Our business is managed by our Chief Executive Officer, who is also considered our chief operating decision maker (“CODM”). Our CODM views sales of solar modules as the primary driver of our consolidated operating results. Our modules segment contributes to our operating results by providing the fundamental technologies and solar modules that drive our business and sales opportunities. Accordingly, our CODM generally makes decisions about allocating resources and assessing performance of the company based on the gross profit of our modules segment. However, information about our modules segment assets is not reported to the CODM for purposes of making such decisions. Accordingly, we exclude such asset information from our reportable segment financial disclosures.

The following tables provide a reconciliation of certain financial information for our reportable segment to information presented in our consolidated financial statements for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31, 2021
	Modules	Other	Total
Net sales	$2,331,380	$591,997	$2,923,377
Gross profit	472,926	257,028	729,954
Depreciation and amortization expense	219,712	12,189	231,901
Goodwill	14,462	—	14,462

	Year Ended December 31, 2020
	Modules	Other	Total
Net sales	$1,736,060	$975,272	$2,711,332
Gross profit	429,131	251,542	680,673
Depreciation and amortization expense	181,402	20,813	202,215
Goodwill	14,462	—	14,462

	Year Ended December 31, 2019
	Modules	Other	Total
Net sales	$1,460,116	$1,603,001	$3,063,117
Gross profit	290,079	259,133	549,212
Depreciation and amortization expense	161,993	21,708	183,701
Goodwill	14,462	—	14,462

The following table presents net sales for the years ended December 31, 2021, 2020, and 2019 by geographic region, based on the customer country of invoicing (in thousands):

	2021	2020	2019
United States	$2,456,597	$1,843,433	$2,659,940
Japan	207,609	469,657	34,234
France	121,537	127,097	88,816
India	37,650	33,848	7,451
Australia	11,814	20,788	138,327
Canada	5,288	118,865	5,944
All other foreign countries	82,882	97,644	128,405
Net sales	$2,923,377	$2,711,332	$3,063,117

The following table presents long-lived assets, which include property, plant and equipment, PV solar power systems, project assets, and operating lease assets as of December 31, 2021 and 2020 by geographic region, based on the physical location of the assets (in thousands):

	2021	2020
United States	$1,112,369	$1,043,954
Malaysia	862,156	878,064
Vietnam	652,639	670,440
Japan	420,071	382,823
Chile	213,846	224,666
India	106,966	7,618
All other foreign countries	21,865	38,157
Long-lived assets	$3,389,912	$3,245,722

21. Concentrations of Risks

Customer Concentration Risk. The following customers each comprised 10% or more of our total net sales for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
	% of Net Sales	% of Net Sales	% of Net Sales
Customer #1	12%	*	*
Customer #2	10%	11%	*
Customer #3	*	10%	*
Customer #4	*	*	16%
——————————
*Net sales for these customers were less than 10% of our total net sales for the period.

Production Risk. Several of our key raw materials, components, and manufacturing equipment are either single‑sourced or sourced from a limited number of suppliers. Shortages of essential components and equipment could occur due to increases in demand or interruptions of supply, which may be exacerbated by the availability of logistics services, thereby adversely affecting our ability to meet customer demand for our products. Our solar modules are currently produced at our facilities in Perrysburg, Ohio; Lake Township, Ohio; Kulim, Malaysia; and Ho Chi Minh City, Vietnam. Damage to or disruption of these facilities could interrupt our business and adversely affect our ability to generate net sales.

INDEX TO EXHIBITS

The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of First Solar, Inc.	S-1/A	333-135574	10/25/06	3.1
3.2	Amended and Restated Bylaws of First Solar, Inc.	8-K	001-33156	7/23/21	3.1
4.1	Description of the Registrant’s Securities	10-K	001-33156	2/21/20	4.1
10.1+	Form of Change in Control Severance Agreement	S-1/A	333-135574	10/25/06	10.15
10.2	Form of Director and Officer Indemnification Agreement	10-K	001-33156	2/27/13	10.20
10.3+	Employment Agreement, dated March 15, 2011, and Change in Control Severance Agreement, dated April 4, 2011 between First Solar, Inc. and Mark Widmar	10-Q	001-33156	5/5/11	10.3
10.4+	Employment Agreement, effective July 1, 2012, and Change in Control Severance Agreement, effective July 1, 2012 between First Solar, Inc. and Georges Antoun	10-Q	001-33156	8/3/12	10.1
10.5+	Non-Competition and Non-Solicitation Agreement, effective as of March 15, 2011, between First Solar, Inc. and Mark Widmar	10-Q	001-33156	5/7/13	10.2
10.6+	Change in Control Severance Agreement, effective as of July 1, 2012, between First Solar, Inc. and Georges Antoun	10-Q	001-33156	5/7/13	10.3
10.7+	Amendment to Change in Control Severance Agreement	10-Q	001-33156	8/7/13	10.1
10.8	Restricted Cash Assignment of Deposits	10-Q	001-33156	8/6/14	10.2
10.9+	First Solar, Inc. 2015 Omnibus Incentive Compensation Plan	DEF 14A	001-33156	4/8/15	App. A
10.10+	Amendment to Employment Agreement, effective as of July 1, 2016, between First Solar, Inc. and Mark Widmar, and Amendment to Non-Competition and Non-Solicitation Agreement, effective as of July 1, 2016, between First Solar, Inc. and Mark Widmar, and Second Amendment to Change-in-Control Severance Agreement, effective as of July 1, 2016, between First Solar, Inc. and Mark Widmar	10-Q	001-33156	4/28/16	10.1
10.11+	Employment Agreement, effective as of October 24, 2016, and Change-in-Control Severance Agreement, effective as of October 24, 2016, between First Solar, Inc. and Alexander Bradley	10-Q	001-33156	11/3/16	10.1
10.12+	Form of Grant Notice for Executive Performance Equity Plan	10-Q	001-33156	7/27/18	10.1
10.13+	Form of Grant Notice for CEO Leadership Equity Plan	10-Q	001-33156	7/27/18	10.2
10.14+	Form of Performance Unit Award Agreement - Form Perf Unit-009	10-K	001-33156	2/22/19	10.45
10.15+	Form of Grant Notice for 2019-2021 Executive Performance Equity Plan	10-Q	001-33156	10/24/19	10.1
10.16+	Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of October 7, 2019 between First Solar, Inc. and Caroline Stockdale	10-K	001-33156	2/21/20	10.34
10.17+	Form of Performance Unit Award Agreement - Form Perf Unit-010	10-K	001-33156	2/21/20	10.46
10.18+	First Solar, Inc. 2020 Omnibus Incentive Compensation Plan	DEF 14A	001-33156	4/1/20	App. A
10.19+	Form of Grant Notice for 2020-2022 Executive Performance Equity Plan	10-Q	001-33156	5/8/20	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
10.20+	Employment Agreement, First Amendment to Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Patrick Buehler	10-Q	001-33156	10/28/20	10.1
10.21+	Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Jason Dymbort	10-Q	001-33156	10/28/20	10.2
10.22+	Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Markus Gloeckler	10-Q	001-33156	10/28/20	10.3
10.23+	Employment Agreement, First Amendment to Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Michael Koralewski	10-Q	001-33156	10/28/20	10.4
10.24+	First Amendment to Employment Agreement, effective as of October 8, 2020 between First Solar, Inc. and Caroline Stockdale	10-Q	001-33156	10/28/20	10.5
10.25+	Employment Agreement, First Amendment to Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Kuntal Kumar Verma	10-Q	001-33156	10/28/20	10.6
10.26+	First Amendment to Employment Agreement, effective as of January 8, 2021 between First Solar, Inc. and Markus Gloeckler	10-K	001-33156	2/26/21	10.46
10.27+	Form of Performance Unit Award Agreement - Form Perf Unit-011	10-K	001-33156	2/26/21	10.47
10.28+	Form of Performance Unit Award Agreement - Form Perf Unit-012	10-K	001-33156	2/26/21	10.48
10.29+‡§	Purchase and Sale Agreement, dated January 24, 2021, by and among Leeward Renewable Energy Development, LLC, First Solar Electric, LLC, and First Solar, Inc.	10-Q	001-33156	4/30/21	10.1
10.30+	Form of Grant Notice for 2021-2023 Executive Performance Equity Plan	10-Q	001-33156	7/30/21	10.1
10.31+*	Form of Performance Unit Award Agreement - Form Perf Unit-013	—	—	—	—
10.32+*	Form of RSU Award Agreement	—	—	—	—
10.33+*	Form of Option Award Agreement	—	—	—	—
10.34+*	Form of Share Award Agreement	—	—	—	—
10.35+*	Form of Cash Incentive Award Agreement	—	—	—	—
21.1*	List of Subsidiaries of First Solar, Inc.	—	—	—	—
23.1*	Consent of Independent Registered Public Accounting Firm	—	—	—	—
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—
101.SCH*	XBRL Taxonomy Extension Schema Document	—	—	—	—
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—
101.LAB*	XBRL Taxonomy Label Linkbase Document	—	—	—	—
101.PRE*	XBRL Taxonomy Extension Presentation Document	—	—	—	—
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101	—	—	—	—
——————————
+    Management contract, compensatory plan, or arrangement.

‡    Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

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

FIRST SOLAR, INC.

Date: March 1, 2022	By:	/s/ BYRON JEFFERS
	Name:	Byron Jeffers
	Title:	Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK R. WIDMAR	Chief Executive Officer and Director	March 1, 2022
Mark R. Widmar

/s/ ALEXANDER R. BRADLEY	Chief Financial Officer	March 1, 2022
Alexander R. Bradley

/s/ MICHAEL J. AHEARN	Chairman of the Board of Directors	March 1, 2022
Michael J. Ahearn

/s/ SHARON L. ALLEN	Director	March 1, 2022
Sharon L. Allen

/s/ RICHARD D. CHAPMAN	Director	March 1, 2022
Richard D. Chapman

/s/ ANITA MARANGOLY GEORGE	Director	March 1, 2022
Anita Marangoly George

/s/ GEORGE A. HAMBRO	Director	March 1, 2022
George A. Hambro

/s/ KATHRYN A. HOLLISTER	Director	March 1, 2022
Kathryn A. Hollister

/s/ MOLLY E. JOSEPH	Director	March 1, 2022
Molly E. Joseph

/s/ CRAIG KENNEDY	Director	March 1, 2022
Craig Kennedy

/s/ WILLIAM J. POST	Director	March 1, 2022
William J. Post

/s/ PAUL H. STEBBINS	Director	March 1, 2022
Paul H. Stebbins

/s/ MICHAEL SWEENEY	Director	March 1, 2022
Michael Sweeney