Form 10-Q
period 2022-03-31
FIRST SOLAR, INC.
filed 2022-04-29
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

As of April 22, 2022, 106,584,190 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$367,040	$803,374
Cost of sales	355,577	618,607
Gross profit	11,463	184,767
Operating expenses:
Selling, general and administrative	36,728	52,087
Research and development	27,108	19,873
Production start-up	7,338	11,354
Total operating expenses	71,174	83,314
Gain on sales of businesses, net	1,907	150,895
Operating (loss) income	(57,804)	252,348
Foreign currency loss, net	(4,198)	(2,595)
Interest income	2,325	956
Interest expense, net	(2,865)	(2,996)
Other (expense) income, net	(212)	8,448
(Loss) income before taxes	(62,754)	256,161
Income tax benefit (expense)	19,499	(46,490)
Net (loss) income	$(43,255)	$209,671

Net (loss) income per share:
Basic	$(0.41)	$1.98
Diluted	$(0.41)	$1.96
Weighted-average number of shares used in per share calculations:
Basic	106,412	106,088
Diluted	106,412	106,890

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(43,255)	$209,671
Other comprehensive loss:
Foreign currency translation adjustments	(10,125)	(9,716)
Unrealized loss on marketable securities and restricted marketable securities, net of tax of $1,246 and $1,121	(22,521)	(16,590)
Unrealized (loss) gain on derivative instruments, net of tax of $94 and $(637)	(442)	3,382
Other comprehensive loss	(33,088)	(22,924)
Comprehensive (loss) income	$(76,343)	$186,747

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$1,326,363	$1,450,654
Marketable securities	223,091	375,389
Accounts receivable trade, net	293,357	429,436
Accounts receivable unbilled, net	28,764	25,273
Inventories	840,750	666,299
Other current assets	282,668	244,192
Total current assets	2,994,993	3,191,243
Property, plant and equipment, net	2,785,824	2,649,587
PV solar power systems, net	214,386	217,293
Project assets	391,774	315,488
Deferred tax assets, net	61,794	59,162
Restricted marketable securities	220,167	244,726
Goodwill	14,462	14,462
Intangible assets, net	42,769	45,509
Inventories	237,854	237,512
Other assets	435,202	438,764
Total assets	$7,399,225	$7,413,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$146,233	$193,374
Income taxes payable	4,759	4,543
Accrued expenses	334,975	288,450
Current portion of long-term debt	4,701	3,896
Deferred revenue	218,923	201,868
Other current liabilities	25,399	34,747
Total current liabilities	734,990	726,878
Accrued solar module collection and recycling liability	137,455	139,145
Long-term debt	247,354	236,005
Other liabilities	404,251	352,167
Total liabilities	1,524,050	1,454,195
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 106,583,300 and 106,332,315 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	107	106
Additional paid-in capital	2,863,318	2,871,352
Accumulated earnings	3,141,200	3,184,455
Accumulated other comprehensive loss	(129,450)	(96,362)
Total stockholders’ equity	5,875,175	5,959,551
Total liabilities and stockholders’ equity	$7,399,225	$7,413,746

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	106,332	$106	$2,871,352	$3,184,455	$(96,362)	$5,959,551
Net loss	—	—	—	(43,255)	—	(43,255)
Other comprehensive loss	—	—	—	—	(33,088)	(33,088)
Common stock issued for share-based compensation	414	1	—	—	—	1
Tax withholding related to vesting of restricted stock	(163)	—	(11,505)	—	—	(11,505)
Share-based compensation expense	—	—	3,471	—	—	3,471
Balance at March 31, 2022	106,583	$107	$2,863,318	$3,141,200	$(129,450)	$5,875,175

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	105,980	$106	$2,866,786	$2,715,762	$(61,726)	$5,520,928
Net income	—	—	—	209,671	—	209,671
Other comprehensive loss	—	—	—	—	(22,924)	(22,924)
Common stock issued for share-based compensation	536	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(205)	—	(15,689)	—	—	(15,689)
Share-based compensation expense	—	—	2,794	—	—	2,794
Balance at March 31, 2021	106,311	$106	$2,853,891	$2,925,433	$(84,650)	$5,694,780

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(43,255)	$209,671
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation, amortization and accretion	65,207	63,205
Impairments and net losses on disposal of long-lived assets	1,892	4,501
Share-based compensation	3,503	3,115
Deferred income taxes	1,083	(11,538)
Gain on sales of businesses, net	(1,907)	(150,895)
Gains on sales of marketable securities and restricted marketable securities	—	(11,696)
Other, net	273	1,412
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled	144,286	(320,461)
Other current assets	(15,044)	(42,750)
Inventories	(175,990)	12,602
Project assets and PV solar power systems	(98,695)	59,623
Other assets	(15,794)	(20,814)
Income tax receivable and payable	(23,502)	33,278
Accounts payable	(55,371)	7,853
Accrued expenses and other liabilities	74,475	(116,584)
Net cash used in operating activities	(138,839)	(279,478)
Cash flows from investing activities:
Purchases of property, plant and equipment	(154,761)	(90,155)
Purchases of marketable securities	(750,220)	(292,308)
Proceeds from sales and maturities of marketable securities and restricted marketable securities	900,165	508,289
Proceeds from sales of businesses	1,860	145,969
Other investing activities	12	43
Net cash (used in) provided by investing activities	(2,944)	271,838
Cash flows from financing activities:
Repayment of long-term debt	(737)	(37,378)
Proceeds from borrowings under long-term debt, net of discounts and issuance costs	18,006	21,616
Payments of tax withholdings for restricted shares	(11,505)	(15,689)
Net cash provided by (used in) financing activities	5,764	(31,451)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	15,162	(652)
Net decrease in cash, cash equivalents and restricted cash	(120,857)	(39,743)
Cash, cash equivalents and restricted cash, beginning of the period	1,455,837	1,273,594
Cash, cash equivalents and restricted cash, end of the period	$1,334,980	$1,233,851
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$105,643	$76,095
Proceeds to be received from sales of businesses	$—	$156,965

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K, which has been filed with the SEC.

Unless expressly stated or the context otherwise requires, the terms “the Company,” “we,” “us,” “our,” and “First Solar” refer to First Solar, Inc. and its consolidated subsidiaries, and the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report.

2. Sales of Businesses

Sales of North American and International O&M Operations

In August 2020, we entered into an agreement with a subsidiary of Clairvest Group, Inc. (“Clairvest”) for the sale of our North American operations and maintenance (“O&M”) operations. In March 2021, we completed the transaction and received initial consideration of $146.0 million. As a result of this transaction, we recognized a gain of $119.2 million, net of transaction costs, during the three months ended March 31, 2021, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

In January 2022, we completed the sale of certain international O&M operations to a separate subsidiary of Clairvest for consideration of $1.9 million. As a result of this transaction, we recognized a gain of $1.9 million, net of transaction costs and post-closing adjustments, during the three months ended March 31, 2022, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

Sale of U.S. Project Development Business

In January 2021, we entered into an agreement with Leeward Renewable Energy Development, LLC (“Leeward”), a subsidiary of the Ontario Municipal Employees Retirement System, for the sale of our U.S. project development business. In March 2021, we completed the transaction and received consideration of $151.4 million for the sale of such business. As a result of this transaction, we recognized a gain of $31.8 million, net of transaction costs, during the three months ended March 31, 2021, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

3. Cash and Marketable Securities

Cash and marketable securities consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Cash	$1,326,363	$1,450,654
Marketable securities:
Foreign debt	85,010	103,317
U.S. debt	18,030	18,627
Time deposits	120,051	253,445
Total marketable securities	223,091	375,389
Total cash and marketable securities	$1,549,454	$1,826,043

The following table provides a reconciliation of cash and restricted cash reported within our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 to the total of such amounts as presented in the condensed consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	March 31, 2022	December 31, 2021
Cash	Cash	$1,326,363	$1,450,654
Restricted cash – current	Other current assets	2,353	1,532
Restricted cash – noncurrent	Other assets	6,264	3,651
Total cash and restricted cash		$1,334,980	$1,455,837

During the three months ended March 31, 2021, we sold marketable securities for proceeds of $5.5 million and realized gains of less than $0.1 million on such sales. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$85,228	$26	$220	$24	$85,010
U.S. debt	19,000	—	968	2	18,030
Time deposits	120,085	—	—	34	120,051
Total	$224,313	$26	$1,188	$60	$223,091

	As of December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$103,263	$81	$18	$9	$103,317
U.S. debt	19,003	10	384	2	18,627
Time deposits	253,531	—	—	86	253,445
Total	$375,797	$91	$402	$97	$375,389

The following table presents the change in the allowance for credit losses related to our available-for-sale marketable securities for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Allowance for credit losses, beginning of period	$97	$121
Provision for credit losses, net	49	122
Sales and maturities of marketable securities	(86)	(105)
Allowance for credit losses, end of period	$60	$138

The contractual maturities of our marketable securities as of March 31, 2022 were as follows (in thousands):

Fair Value
One year or less	$214,062
One year to two years	—
Two years to three years	—
Three years to four years	4,635
Four years to five years	—
More than five years	4,394
Total	$223,091

4. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Foreign government obligations	$57,867	$64,855
Supranational debt	10,085	10,997
U.S. debt	131,862	145,326
U.S. government obligations	20,353	23,548
Total restricted marketable securities	$220,167	$244,726

Our restricted marketable securities represent long-term investments to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. We have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. As of March 31, 2022 and December 31, 2021, such custodial accounts also included noncurrent restricted cash balances of $3.5 million and $0.9 million, respectively, which were reported within “Other assets.” Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

During the three months ended March 31, 2021, we sold all our restricted marketable securities for proceeds of $258.9 million and realized gains of $11.7 million on such sales. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted marketable securities.

The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$65,733	$—	$7,854	$12	$57,867
Supranational debt	11,310	—	1,225	—	10,085
U.S. debt	149,623	—	17,728	33	131,862
U.S. government obligations	24,618	—	4,260	5	20,353
Total	$251,284	$—	$31,067	$50	$220,167

	As of December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$66,867	$—	$2,002	$10	$64,855
Supranational debt	11,362	—	365	—	10,997
U.S. debt	150,060	—	4,697	37	145,326
U.S. government obligations	24,640	—	1,086	6	23,548
Total	$252,929	$—	$8,150	$53	$244,726

The following table presents the change in the allowance for credit losses related to our restricted marketable securities for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Allowance for credit losses, beginning of period	$53	$13
Provision for credit losses, net	(3)	16
Sales of restricted marketable securities	—	(29)
Allowance for credit losses, end of period	$50	$—

As of March 31, 2022, the contractual maturities of our restricted marketable securities were between 9 years and 17 years.

5. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable trade, gross	$293,836	$430,100
Allowance for credit losses	(479)	(664)
Accounts receivable trade, net	$293,357	$429,436

Accounts receivable unbilled, net

Accounts receivable unbilled, net consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable unbilled, gross	$28,764	$25,336
Allowance for credit losses	—	(63)
Accounts receivable unbilled, net	$28,764	$25,273

Allowance for credit losses

The following tables present the change in the allowances for credit losses related to our accounts receivable for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
Accounts receivable trade	2022	2021
Allowance for credit losses, beginning of period	$664	$3,009
Provision for credit losses, net	(185)	2,915
Writeoffs	—	(97)
Allowance for credit losses, end of period	$479	$5,827

	Three Months Ended March 31,
Accounts receivable unbilled	2022	2021
Allowance for credit losses, beginning of period	$63	$303
Provision for credit losses, net	(63)	(27)
Allowance for credit losses, end of period	$—	$276

Inventories

Inventories consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$399,138	$404,727
Work in process	57,854	65,573
Finished goods	621,612	433,511
Inventories	$1,078,604	$903,811
Inventories – current	$840,750	$666,299
Inventories – noncurrent	$237,854	$237,512

Other current assets

Other current assets consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Spare maintenance materials and parts	$111,651	$112,070
Prepaid income taxes	64,705	41,379
Operating supplies	40,896	41,034
Prepaid expenses	30,186	28,232
Derivative instruments (1)	14,854	5,816
Restricted cash	2,353	1,532
Other	18,023	14,129
Other current assets	$282,668	$244,192
——————————
(1)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Land	$18,041	$18,359
Buildings and improvements	693,740	693,289
Machinery and equipment	2,566,495	2,527,627
Office equipment and furniture	140,292	139,611
Leasehold improvements	40,594	40,517
Construction in progress	614,845	461,708
Property, plant and equipment, gross	4,074,007	3,881,111
Accumulated depreciation	(1,288,183)	(1,231,524)
Property, plant and equipment, net	$2,785,824	$2,649,587

Depreciation of property, plant and equipment was $58.6 million and $56.8 million for the three months ended March 31, 2022 and 2021, respectively.

PV solar power systems, net

PV solar power systems, net consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
PV solar power systems, gross	$281,498	$281,660
Accumulated depreciation	(67,112)	(64,367)
PV solar power systems, net	$214,386	$217,293

Depreciation of PV solar power systems was $2.8 million and $3.0 million for the three months ended March 31, 2022 and 2021, respectively.

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

As of March 31, 2022 and December 31, 2021, the recoverability of our Luz del Norte PV solar power plant was based, in part, on the likelihood of our continued ownership and operation of the system. However, it is reasonably possible that our intent to hold the asset may change in the near term due to our evaluation of strategic sale opportunities for the system. The pursuit of such opportunities, which require coordination with the system’s lenders, may result in a determination that the carrying value of the system is not recoverable based on the probability-weighted undiscounted future cash flows, which in turn could result in a possible impairment of the system in future periods. Accordingly, any changes in our expected use of the asset or its disposition may result in impairment charges that could be material to our condensed consolidated financial statements and have a significant adverse impact on our results of operations.

Project assets

Project assets consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Project assets – development costs, including project acquisition and land costs	$107,609	$117,407
Project assets – construction costs	284,165	198,081
Project assets	$391,774	$315,488

Goodwill

Goodwill for the relevant reporting unit consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2021	Acquisitions (Impairments)	March 31, 2022
Modules	$407,827	$—	$407,827
Accumulated impairment losses	(393,365)	—	(393,365)
Goodwill	$14,462	$—	$14,462

Intangible assets, net

Intangible assets, net consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$99,964	$(64,451)	$35,513
Power purchase agreements	6,486	(1,703)	4,783
Patents	8,480	(6,007)	2,473
Intangible assets, net	$114,930	$(72,161)	$42,769

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$99,964	$(61,985)	$37,979
Power purchase agreements	6,486	(1,621)	4,865
Patents	8,480	(5,815)	2,665
Intangible assets, net	$114,930	$(69,421)	$45,509

Amortization of intangible assets was $2.7 million for the three months ended March 31, 2022 and 2021.

Other assets

Other assets consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Operating lease assets (1)	$197,058	$207,544
Advanced payments for raw materials	91,854	86,962
Income tax receivables	39,862	39,862
Indirect tax receivables	28,980	21,873
Accounts receivable unbilled, net	19,387	20,840
Accounts receivable trade, net	9,376	21,293
Restricted cash	6,264	3,651
Other	42,421	36,739
Other assets	$435,202	$438,764
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

Accrued expenses

Accrued expenses consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Accrued property, plant and equipment	$77,101	$42,031
Accrued freight	76,855	61,429
Accrued project costs	63,333	48,836
Accrued inventory	49,543	42,170
Accrued compensation and benefits	21,295	34,606
Product warranty liability (1)	11,809	13,598
Accrued other taxes	11,597	23,103
Other	23,442	22,677
Accrued expenses	$334,975	$288,450
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product Warranties.”

Other current liabilities

Other current liabilities consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Operating lease liabilities (1)	$12,834	$12,781
Derivative instruments (2)	3,790	3,550
Other taxes payable	1,875	8,123
Other	6,900	10,293
Other current liabilities	$25,399	$34,747
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Other liabilities

Other liabilities consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Deferred revenue	$154,885	$95,943
Operating lease liabilities (1)	136,526	145,912
Product warranty liability (2)	35,207	38,955
Deferred tax liabilities, net	30,117	27,699
Other	47,516	43,658
Other liabilities	$404,251	$352,167
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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$1,026	$—
Commodity swap contracts	—	402
Total derivatives designated as hedging instruments	$1,026	$402

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$13,828	$3,388
Total derivatives not designated as hedging instruments	$13,828	$3,388
Total derivative instruments	$14,854	$3,790

	December 31, 2021
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$1,336	$139
Total derivatives designated as hedging instruments	$1,336	$139

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$4,480	$3,411
Total derivatives not designated as hedging instruments	$4,480	$3,411
Total derivative instruments	$5,816	$3,550

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Foreign Exchange Forward Contracts	Commodity Swap Contracts	Total
Balance as of December 31, 2021	$1,126	$—	$1,126
Amounts recognized in other comprehensive income (loss)	426	(402)	24
Amounts reclassified to earnings impacting:
Cost of sales	(560)	—	(560)
Balance as of March 31, 2022	$992	$(402)	$590

Balance as of December 31, 2020	$(3,644)	$1,472	$(2,172)
Amounts recognized in other comprehensive income (loss)	1,859	1,024	2,883
Amounts reclassified to earnings impacting:
Cost of sales	1,129	7	1,136
Balance as of March 31, 2021	$(656)	$2,503	$1,847

During the three months ended March 31, 2022 and 2021, we recognized unrealized losses of less than $0.1 million and $0.1 million, respectively, within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges.

The following table presents gains and losses related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
	Income Statement Line Item	2022	2021
Foreign exchange forward contracts	Cost of sales	$78	$169
Foreign exchange forward contracts	Foreign currency loss, net	18,981	10,296

Foreign Currency Risk

Cash Flow Exposure

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of March 31, 2022 and December 31, 2021, these foreign exchange forward contracts hedged our forecasted cash flows for periods up to 8 months and 11 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with Accounting Standards Codification (“ASC”) 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

	March 31, 2022
Currency	Notional Amount	USD Equivalent
U.S. dollar (1)	$17.4	$17.4

	December 31, 2021
Currency	Notional Amount	USD Equivalent
U.S. dollar (1)	$38.4	$38.4
British pound	GBP 10.6	$14.4
——————————
(1)These derivative instruments represent hedges of outstanding payables denominated in U.S. dollars at certain of our foreign subsidiaries whose functional currencies are other than the U.S. dollar.

In the following 12 months, we expect to reclassify to earnings $1.0 million of net unrealized gains related to foreign exchange forward contracts that are included in “Accumulated other comprehensive loss” at March 31, 2022 as we realize the earnings effects of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rates when we realize the related forecasted transactions.

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

As of March 31, 2022 and December 31, 2021, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	March 31, 2022
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 3.2	$2.4
Purchase	British pound	GBP 11.5	$15.1
Sell	British pound	GBP 14.0	$18.3
Sell	Chilean peso	CLP 3,206.6	$4.1
Purchase	Euro	€85.4	$94.4
Sell	Euro	€68.8	$76.0
Sell	Indian rupee	INR 11,172.9	$147.7
Sell	Japanese yen	¥35,758.9	$290.3
Purchase	Malaysian ringgit	MYR 42.0	$10.0
Sell	Malaysian ringgit	MYR 39.9	$9.5
Sell	Mexican peso	MXN 34.6	$1.7
Purchase	Singapore dollar	SGD 1.5	$1.1

	December 31, 2021
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 3.2	$2.3
Purchase	Brazilian real	BRL 2.6	$0.5
Sell	Brazilian real	BRL 2.6	$0.5
Purchase	British pound	GBP 2.5	$3.4
Sell	Chilean peso	CLP 4,058.6	$4.8
Purchase	Euro	€77.6	$88.0
Sell	Euro	€38.6	$43.8
Sell	Indian rupee	INR 10,943.0	$147.1
Purchase	Japanese yen	¥667.5	$5.8
Sell	Japanese yen	¥31,524.6	$273.9
Purchase	Malaysian ringgit	MYR 17.0	$4.1
Sell	Malaysian ringgit	MYR 24.5	$5.9
Sell	Mexican peso	MXN 34.6	$1.7
Purchase	Singapore dollar	SGD 5.5	$4.1

Commodity Price Risk

We use commodity swap contracts to mitigate our exposure to commodity price fluctuations for certain raw materials used in the production of our modules. In March 2022, we entered into a commodity swap contract to hedge a portion of our forecasted cash flows for purchases of aluminum frames for a six-month period. Such swap had an initial notional value based on metric tons of forecasted aluminum purchases, equivalent to $9.8 million, and entitles us to receive a three-month average London Metals Exchange price for aluminum while requiring us to pay certain fixed prices. The notional amount of the commodity swap contract proportionately adjusts with forecasted purchases of aluminum frames.

This commodity swap contract qualifies for accounting as a cash flow hedge in accordance with ASC 815, and we designated it as such. We report unrealized gains or losses on such contract in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that this derivative financial instrument was highly effective as a cash flow hedge as of March 31, 2022. In the following 12 months, we expect to reclassify into earnings $0.4 million of net unrealized losses related to this commodity swap contract that are included in “Accumulated other comprehensive loss” at March 31, 2022 as we realize the earnings effects of the related forecasted transactions.

7. Leases

Our lease arrangements include land associated with our PV solar power systems and project assets, our corporate and administrative offices, land for our international manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Japan, Malaysia, India, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the three months ended March 31, 2022 and 2021, and as of March 31, 2022 and December 31, 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$4,377	$4,033
Variable lease cost	599	538
Short-term lease cost	31	371
Total lease cost	$5,007	$4,942

Payments of amounts included in the measurement of operating lease liabilities	$4,136	$4,113
Lease assets obtained in exchange for operating lease liabilities	$534	$13,598

	March 31, 2022	December 31, 2021
Operating lease assets	$197,058	$207,544
Operating lease liabilities – current	12,834	12,781
Operating lease liabilities – noncurrent	136,526	145,912

Weighted-average remaining lease term	19 years	19 years
Weighted-average discount rate	2.8%	2.8%

As of March 31, 2022, the future payments associated with our lease liabilities were as follows (in thousands):

Total Lease Liabilities
Remainder of 2022	$11,618
2023	15,579
2024	15,111
2025	14,295
2026	12,814
2027	10,149
Thereafter	98,584
Total future payments	178,150
Less: interest	(28,790)
Total lease liabilities	$149,360

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Marketable Securities and Restricted Marketable Securities. At March 31, 2022 and December 31, 2021, our marketable securities consisted of foreign debt, U.S. debt, and time deposits, and our restricted marketable securities consisted of foreign and U.S. government obligations, supranational debt, and U.S. debt. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At March 31, 2022 and December 31, 2021, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies. At March 31, 2022, our derivative liabilities also included commodity swap contracts involving major commodity prices. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including credit risk, foreign exchange rates, forward and spot prices for currencies, and forward prices for commodities. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At March 31, 2022 and December 31, 2021, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Foreign debt	$85,010	$—	$85,010	$—
U.S. debt	18,030	—	18,030	—
Time deposits	120,051	120,051	—	—
Restricted marketable securities	220,167	—	220,167	—
Derivative assets	14,854	—	14,854	—
Total assets	$458,112	$120,051	$338,061	$—
Liabilities:
Derivative liabilities	$3,790	$—	$3,790	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Foreign debt	$103,317	$—	$103,317	$—
U.S. debt	18,627	—	18,627	—
Time deposits	253,445	253,445	—	—
Restricted marketable securities	244,726	—	244,726	—
Derivative assets	5,816	—	5,816	—
Total assets	$625,931	$253,445	$372,486	$—
Liabilities:
Derivative liabilities	$3,550	$—	$3,550	$—

Fair Value of Financial Instruments

At March 31, 2022 and December 31, 2021, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Accounts receivable unbilled, net - noncurrent	$19,387	$17,590	$20,840	$18,846
Accounts receivable trade, net - noncurrent	9,376	7,462	21,293	18,605
Liabilities:
Long-term debt, including current maturities (1)	$258,672	$242,551	$246,737	$243,865
——————————
(1)Excludes unamortized discounts and issuance costs.

The carrying values in our condensed consolidated balance sheets of our current trade accounts receivable, current unbilled accounts receivable, restricted cash, accounts payable, and accrued expenses approximated their fair values due to their nature and relatively short maturities; therefore, we excluded them from the foregoing table. The fair value measurements for our noncurrent unbilled accounts receivable, noncurrent trade accounts receivable, and long-term debt are considered Level 2 measurements under the fair value hierarchy.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, marketable securities, accounts receivable, restricted cash, restricted marketable securities, foreign exchange forward contracts, and commodity swap contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place these instruments with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We continuously evaluate the credit standing of our counterparty financial institutions. Our net sales are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary. Depending upon the sales arrangement, we may require some form of payment security from our customers, including, but not limited to, advance payments, parent guarantees, letters of credit, bank guarantees, or surety bonds.

9. Debt

Our long-term debt consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

		Balance (USD)
Loan Agreement	Currency	March 31, 2022	December 31, 2021
Luz del Norte Credit Facilities	USD	$183,092	$183,829
Kyoto Credit Facility	JPY	75,580	62,908
Long-term debt principal		258,672	246,737
Less: unamortized discounts and issuance costs		(6,617)	(6,836)
Total long-term debt		252,055	239,901
Less: current portion		(4,701)	(3,896)
Noncurrent portion		$247,354	$236,005

Luz del Norte Credit Facilities

In August 2014, Parque Solar Fotovoltaico Luz del Norte SpA (“Luz del Norte”), our indirect wholly-owned subsidiary and project company, entered into credit facilities (the “Luz del Norte Credit Facilities”) with the U.S. International Development Finance Corporation (“DFC”) and the International Finance Corporation (“IFC”) to provide limited-recourse senior secured debt financing for the design, development, financing, construction, testing, commissioning, operation, and maintenance of a 141 MWAC PV solar power plant located near Copiapó, Chile. As of March 31, 2022 and December 31, 2021, the balance outstanding on the DFC loans was $137.1 million and $137.7 million, respectively. As of March 31, 2022 and December 31, 2021, the balance outstanding on the IFC loans was $46.0 million and $46.1 million, respectively. The DFC and IFC loans mature in June 2037 and are secured by liens over all of Luz del Norte’s assets, a pledge of all of the equity interests in the entity, and certain letters of credit.

Kyoto Credit Facility

In July 2020, First Solar Japan GK, our wholly-owned subsidiary, entered into a construction loan facility with Mizuho Bank, Ltd. for borrowings up to ¥15.0 billion ($142.8 million), which are intended to be used for the construction of a 38 MWAC PV solar power plant located in Kyoto, Japan (the “Kyoto Credit Facility”). Borrowings under the facility generally mature within 12 months following the completion of construction activities at the project. The facility is guaranteed by First Solar, Inc. and First Solar Japan GK and secured by pledges of the project’s cash accounts and certain other assets.

Variable Interest Rate Risk

Certain of our long-term debt agreements bear interest at LIBOR, TIBOR, or equivalent variable rates. An increase in these variable rates would increase the cost of borrowing under certain project specific debt financings. Our long-term debt borrowing rates as of March 31, 2022 were as follows:

Loan Agreement	March 31, 2022
Luz del Norte Credit Facilities (1)	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
Kyoto Credit Facility	1-month TIBOR plus 0.60%
——————————
(1)Outstanding balance comprised of $129.3 million of fixed rate loans and $53.8 million of variable rate loans as of March 31, 2022.

Future Principal Payments

At March 31, 2022, the future principal payments on our long-term debt were due as follows (in thousands):

Total Debt
Remainder of 2022	$3,298
2023	6,085
2024	82,600
2025	7,560
2026	7,965
2027	9,199
Thereafter	141,965
Total long-term debt future principal payments	$258,672

10. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of March 31, 2022, the majority of these commercial commitments supported our module business. As of March 31, 2022, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Bilateral facilities (1)	$43.4	$171.6
Surety bonds	12.9	229.9
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

Product warranty activities during the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Product warranty liability, beginning of period	$52,553	$95,096
Accruals for new warranties issued	848	2,277
Settlements	(6,002)	(3,226)
Changes in estimate of product warranty liability	(383)	(74)
Product warranty liability, end of period	$47,016	$94,073
Current portion of warranty liability	$11,809	$22,275
Noncurrent portion of warranty liability	$35,207	$71,798

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of March 31, 2022 and December 31, 2021, we accrued $3.8 million of current indemnification liabilities. As of March 31, 2022, the maximum potential amount of future payments under our indemnifications was $98.8 million, and we held insurance and other instruments allowing us to recover up to $28.2 million of potential amounts paid under the indemnifications.

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

Our module collection and recycling liability was $137.5 million and $139.1 million as of March 31, 2022 and December 31, 2021, respectively. See Note 4. “Restricted Marketable Securities” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

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

Other Matters and Claims

We are party to legal matters and claims in the normal course of our operations. While we believe the ultimate outcome of these matters and claims will not have a material adverse effect on our financial position, results of operations, or cash flows, the outcome of such matters and claims is not determinable with certainty, and negative outcomes may adversely affect us. There have been no material changes to these matters since our Annual Report on Form 10-K for the year ended December 31, 2021 was filed with the SEC on March 1, 2022.

11. Revenue from Contracts with Customers

The following table presents the disaggregation of revenue from contracts with customers for the three months ended March 31, 2022 and 2021 along with the reportable segment for each category (in thousands):

		Three Months Ended March 31,
Category	Segment	2022	2021
Solar modules	Modules	$354,881	$534,670
Energy generation	Other	6,293	14,579
O&M services	Other	3,897	27,235
Solar power systems	Other	1,969	226,967
EPC services (1)	Other	—	(77)
Net sales		$367,040	$803,374
——————————
(1)For certain of our engineering, procurement, and construction (“EPC”) agreements, we provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable period meets or exceeds the modeled energy expectation, after certain adjustments. If there is an underperformance event with regard to these tests, we may incur liquidated damages as specified in the applicable EPC agreement. During the three months ended March 31, 2021, we accrued liquidated damages for certain of these agreements, which we recognized as a reduction to revenue.

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

We recognize revenue for sales of development projects or completed systems when we enter into the associated sales contract. For certain prior project sales, including sales of solar power systems with EPC services, such revenue included estimated amounts of variable consideration. These estimates may require significant judgment to determine the most likely amount of net contract revenues. The cumulative effect of revisions to estimates is recorded in the period in which the revisions are identified and the amounts can be reasonably estimated. During the three months ended March 31, 2021, revenue increased $1.6 million due to net changes in transaction prices for four projects, which represented 0.1% of the aggregate revenue for such projects.

The following table reflects the changes in our contract assets, which we classify as “Accounts receivable unbilled, net” and our contract liabilities, which we classify as “Deferred revenue,” for the three months ended March 31, 2022 (in thousands):

	March 31, 2022	December 31, 2021	Three Month Change
Accounts receivable unbilled, net (1)	$48,151	$46,113	$2,038	4%
Deferred revenue (2)	$373,808	$297,811	$75,997	26%
——————————
(1)Includes $19.4 million and $20.8 million of noncurrent accounts receivable unbilled, net classified as “Other assets” on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

(2)Includes $154.9 million and $95.9 million of noncurrent deferred revenue classified as “Other liabilities” on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

During the three months ended March 31, 2022, our contract liabilities increased by $76.0 million primarily due to advance payments received for sales of solar modules in the current period, partially offset by the recognition of revenue for sales of solar modules for which payment was received in 2021. During the three months ended March 31, 2022 and 2021, we recognized revenue of $43.7 million and $72.0 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

As of March 31, 2022, we had entered into contracts with customers for the future sale of 25.4 GWDC of solar modules for an aggregate transaction price of $6.9 billion, which we expect to recognize as revenue through 2025 as we transfer control of the modules to the customers. Such aggregate transaction price excludes estimates of variable consideration for certain contracts with customers that are associated with future module technology improvements, including new product designs and enhancements to certain energy related attributes. Certain other price adjustments associated with the proposed extension of the U.S. investment tax credit, sales freight, and potential changes to certain commodity prices have also been excluded. While our contracts with customers typically represent firm purchase commitments, these contracts may be subject to amendments made by us or requested by our customers. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

12. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of sales (1)	$498	$(92)
Selling, general and administrative (1)	2,574	4,515
Research and development (2)	431	(1,308)
Total share-based compensation expense	$3,503	$3,115
——————————
(1)On March 31, 2021, we completed the sales of our North American O&M operations and U.S. project development business, which resulted in the forfeiture of unvested shares for associates (our term for full- and part-time employees) departing the Company as part of the transactions. See Note 2. “Sales of Businesses” to our condensed consolidated financial statements for further information related to these transactions.

(2)Effective March 15, 2021, our former Chief Technology Officer retired from the Company, which resulted in the forfeiture of his unvested shares during the three months ended March 31, 2021.

Share-based compensation expense capitalized in inventory, project assets, and PV solar power systems was $0.7 million as of March 31, 2022 and December 31, 2021. As of March 31, 2022, we had $32.6 million of unrecognized share-based compensation expense related to unvested restricted and performance units, which we expect to recognize over a weighted-average period of approximately 1.7 years.

In July 2019, the compensation committee of our board of directors approved grants of performance units for key executive officers to be earned over a multi-year performance period, which ended in December 2021. Vesting of the 2019 grants of performance units was contingent upon the relative attainment of target cost per watt, module wattage, gross profit, and operating income metrics. In March 2022, the compensation committee certified the achievement of the vesting conditions applicable to the grants, which approximated the maximum level of performance. Accordingly, each participant received one share of common stock for each vested performance unit granted, net of any tax withholdings.

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

In March 2022, the compensation committee approved additional grants of performance units for key executive officers. Such grants are expected to be earned over a multi-year performance period ending in December 2024. Vesting of the 2022 grants of performance units is contingent upon the relative attainment of target contracted revenue, cost per watt, and return on capital metrics.

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

In February 2022, First Solar adopted a Clawback Policy (“the Policy”) that applies to the Company’s current and former Section 16 officers. The Policy applies to all incentive compensation, including any performance-based annual incentive awards and performance-based equity compensation. The Policy was adopted to ensure that incentive compensation is paid or awarded based on accurate financial results and the correct calculation of performance against incentive targets.

13. Income Taxes

Our effective tax rate was 31.1% and 18.1% for the three months ended March 31, 2022 and 2021, respectively. The increase in our effective tax rate was primarily driven by the effect of tax law changes associated with the foreign tax credit (“FTC”) regulations described below and lower relative amounts of income earned in foreign jurisdictions with lower tax rates. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to the effect of the FTC regulations described below and changes in our deferred income taxes related to our Malaysian tax holiday, partially offset by lower relative amounts of income earned in foreign jurisdictions with lower tax rates.

In December 2021, the U.S. Treasury released final FTC regulations addressing various aspects of the U.S. FTC regime. Among other items, these regulations revised the definition of a creditable foreign income tax and the time at which foreign taxes accrued can be claimed as a credit. These regulations are applicable for tax years beginning on or after December 28, 2021. As a result of these regulations, foreign taxes, which were previously creditable, are now treated as foreign tax deductions at the U.S. statutory federal income tax rate of 21%.

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

14. Net (Loss) Income per Share

The calculation of basic and diluted net (loss) income per share for the three months ended March 31, 2022 and 2021 was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic net (loss) income per share
Numerator:
Net (loss) income	$(43,255)	$209,671
Denominator:
Weighted-average common shares outstanding	106,412	106,088

Diluted net (loss) income per share
Denominator:
Weighted-average common shares outstanding	106,412	106,088
Effect of restricted stock and performance units	—	802
Weighted-average shares used in computing diluted net (loss) income per share	106,412	106,890

Net (loss) income per share:
Basic	$(0.41)	$1.98
Diluted	$(0.41)	$1.96

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net (loss) income per share for the three months ended March 31, 2022 and 2021 as such shares would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2022	2021
Anti-dilutive shares	504	—

15. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2022 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2021	$(89,452)	$(8,036)	$1,126	$(96,362)
Other comprehensive (loss) income before reclassifications	(10,130)	(23,767)	24	(33,873)
Amounts reclassified from accumulated other comprehensive loss	5	—	(560)	(555)
Net tax effect	—	1,246	94	1,340
Net other comprehensive loss	(10,125)	(22,521)	(442)	(33,088)
Balance as of March 31, 2022	$(99,577)	$(30,557)	$684	$(129,450)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended March 31,
		2022	2021
Foreign currency translation adjustment	Other (expense) income, net	$(5)	$(475)
Unrealized gain on marketable securities and restricted marketable securities	Other (expense) income, net	—	11,696
Unrealized gain (loss) on derivative contracts:
Foreign exchange forward contracts	Cost of sales	560	(1,129)
Commodity swap contracts	Cost of sales	—	(7)
Total unrealized gain (loss) on derivative contracts		560	(1,136)
Total gain reclassified		$555	$10,085

16. Segment Reporting

Our primary segment is our modules business, which involves the design, manufacture, and sale of cadmium telluride (“CdTe”) solar modules, which convert sunlight into electricity. Third-party customers of our modules segment include developers and operators of PV solar power systems. Our residual business operations include certain project development activities and O&M services, which are primarily concentrated in Japan, as well as the results of operations from PV solar power systems we own and operate in certain international regions.

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

See Note 20. “Segment and Geographical Information” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional discussion of our segment reporting.

The following tables provide a reconciliation of certain financial information for our reportable segment to information presented in our condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021 (in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Modules	Other	Total	Modules	Other	Total
Net sales	$354,881	$12,159	$367,040	$534,670	$268,704	$803,374
Gross profit	11,189	274	11,463	100,440	84,327	184,767
Depreciation and amortization expense	56,199	2,846	59,045	50,724	3,097	53,821

	March 31, 2022			December 31, 2021
	Modules	Other	Total	Modules	Other	Total
Goodwill	$14,462	$—	$14,462	$14,462	$—	$14,462

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: the length and severity of the ongoing COVID-19 (novel coronavirus) outbreak, including its impacts across our businesses on demand, manufacturing, project development, O&M, construction, financing, and our global supply chains, actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impacts, and the ability of our customers, suppliers, equipment vendors, and other counterparties to fulfill their contractual obligations to us; effects resulting from certain module manufacturing changes; our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties, solar module technology and cost reduction roadmaps, currently anticipated delays in the implementation of our Copper Replacement (“CuRe”) program and related estimated impacts, restructuring, product reliability, investments, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; the impact of public policies, such as tariffs or other trade remedies imposed on solar cells and modules; the potential impact of proposed legislation intended to encourage renewable energy investments through tax credits; effects resulting from pending litigation; our ability to expand manufacturing capacity worldwide; our ability to reduce the costs to develop and construct PV solar power systems; the impact of supply chain disruptions, further exacerbated by the COVID-19 pandemic, that may affect the procurement of raw materials used in our manufacturing process and the distribution of our modules; research and development (“R&D”) programs and our ability to improve the wattage of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” “contingent,” and the negative or plural of these words, and other comparable terminology.

Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q and therefore speak only as of the filing date. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason, whether as a result of new information, future developments, or otherwise. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the severity and duration of the COVID-19 pandemic, including its potential impact on the Company’s business, financial condition, and results of operations; structural imbalances in global supply and demand for photovoltaic (“PV”) solar modules; the market for renewable energy, including solar energy; our competitive position and other key competitive factors; reduction, elimination, or expiration of government subsidies, policies, and support programs for solar energy projects; the impact of public policies, such as tariffs or other trade remedies imposed on solar cells and modules; the passage of proposed legislation intended to encourage renewable energy investments through tax credits; our ability to execute on our long-term strategic plans; our ability to execute on our solar module technology and cost reduction roadmaps; our ability to improve the wattage of our solar modules; interest rate fluctuations and our customers’ ability to secure financing; the loss of any of our large customers, or the ability of our customers and counterparties to perform under their contracts with us; the satisfaction of conditions precedent in our sales agreements; our ability to attract new customers and to develop and maintain existing customer and supplier relationships; our ability to convert existing or construct production facilities to support new product lines; general economic and business conditions, including those influenced by U.S., international, and geopolitical events; environmental responsibility, including with respect to CdTe and other semiconductor materials; claims under our limited warranty obligations; changes in, or the failure to comply with, government regulations and environmental, health, and safety requirements; effects resulting from pending litigation; future collection and recycling costs for solar modules covered by our module collection and recycling program; supply chain disruption, including the availability of shipping containers, port congestion, cancelled shipments by logistic providers, and the cost of fuel, all of which may be exacerbated by the COVID-19 pandemic; our ability to protect our intellectual property; our ability to prevent and/or minimize the impact of cyber-attacks or other breaches of our information systems; our continued investment in research and development (“R&D”); the supply and price of components and raw materials, including CdTe; our ability to attract and retain key executive officers and associates; and the matters discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the SEC. You should carefully consider the risks and uncertainties described in these reports.

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

Certain of our financial results and other key operational developments for the three months ended March 31, 2022 include the following:

•Net sales for the three months ended March 31, 2022 decreased by 54% to $367.0 million compared to $803.4 million for the same period in 2021. The decrease was primarily driven by sales of certain projects in the United States in the prior period, a decrease in the volume of modules sold to third parties, and a lower average selling price per watt.

•Gross profit for the three months ended March 31, 2022 decreased 19.9 percentage points to 3.1% from 23.0% for the same period in 2021. The decrease in gross profit was primarily due to the volume of higher gross profit projects sold during the prior period, a decrease in the average selling price per watt of our modules, and an increase in sales freight, partially offset by continued module cost reductions and manufacturing related charges associated with the COVID-19 pandemic in the prior period.

•As of March 31, 2022, we had 7.9 GWDC of total installed Series 6 nameplate production capacity across all our facilities. We produced 2.1 GWDC of solar modules during the three months ended March 31, 2022, which represented a 19% increase in Series 6 module production from the same period in 2021. The increase in production was primarily driven by higher throughput at our manufacturing facilities. We expect to produce between 8.2 GWDC and 8.8 GWDC of Series 6 and Series 6 Plus modules during 2022.

Market Overview

Solar energy is one of the fastest growing forms of renewable energy with numerous economic and environmental benefits that make it an attractive complement to and/or substitute for traditional forms of energy generation. In recent years, the price of PV solar power systems, and accordingly the cost of producing electricity from such systems, has decreased to levels that are competitive with or below the wholesale price of electricity in many markets. This price decline has opened new possibilities to develop systems in many locations with limited or no financial incentives, thereby promoting the widespread adoption of solar energy. As a result of such market opportunities, we are in the process of expanding our manufacturing capacity by 6.6 GWDC by constructing our third manufacturing facility in the U.S. and our first manufacturing facility in India. These new facilities, which we expect to produce our next generation Series 7 modules, are currently under construction and are expected to commence operations in the first half of 2023 and the second half of 2023, respectively. In the aggregate, we believe manufacturers of solar cells and modules, particularly those in China, have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. Accordingly, we believe the solar industry may experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that excess capacity will also put pressure on pricing. In light of such market realities, we continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process, our R&D capabilities, the sustainability advantage of our modules, and our financial stability.

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. This competition may result in an environment in which pricing falls rapidly, thereby potentially increasing demand for solar energy solutions but constraining the ability for project developers and module manufacturers to sustain meaningful and consistent profitability. Although module average selling prices in many global markets have declined for several years, recent module spot pricing has increased, in part, due to elevated commodity and freight costs. For example, the price of polysilicon has significantly increased in recent months, reaching its highest level in the last 10 years due to higher energy prices and reduced operating capacities of silicon metal production in China and rising global demand for polysilicon. Several other commodities, including aluminum, steel, and natural gas, have experienced similar price increases in recent months. While the duration of this elevated period of pricing is uncertain, module average selling prices in global markets are expected to continue to decline in the long-term.

Competitive pricing for modules and systems, relative to the cost of traditional forms of energy generation, is expected to contribute to diversification in global electricity generation and further demand for solar energy. Over time, however, declining average selling prices may adversely affect our results of operations. Our results of operations could also be adversely affected if competitors reduce pricing to levels below their costs, bid aggressively low prices for module sale agreements, or are able to operate at minimal or negative operating margins for sustained periods of time. For certain of our competitors, including many in China, these practices may be enabled by their direct or indirect access to sovereign capital or other forms of state-owned support. Additionally, in certain markets an oversupply imbalance at the grid level may reduce short-to-medium term demand for new solar installations relative to prior years, lower pricing for power purchase agreements (“PPAs”), and lower margins on module and system sales to such markets. However, we believe the effects of such imbalance can be mitigated by modern solar power plants and energy storage solutions that offer a flexible operating profile, thereby promoting greater grid stability and enabling a higher penetration of solar energy. We continue to address these uncertainties, in part, by executing on our module technology improvements and implementing certain other cost reduction initiatives.

We face intense competition from manufacturers of crystalline silicon solar modules. Solar module manufacturers compete with one another on sales price per watt, which may be influenced by several module value attributes, including wattage (through a larger form factor or an improved conversion efficiency), energy yield, degradation, sustainability, and reliability. Sales price per watt may also be influenced by warranty terms and customer payment terms. While conventional solar modules, including the solar modules we currently produce, are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, most module manufacturers offer bifacial modules that also capture diffuse irradiance on the back side of a module. Bifaciality compromises nameplate efficiency, but by converting both front and rear side irradiance, such technology may improve the overall energy production of a module relative to nameplate efficiency when applied in certain applications, which could potentially lower the overall levelized cost of electricity (“LCOE”) of a system when compared to systems using conventional solar modules, including the modules we currently produce. Additionally, certain module manufacturers recently introduced n-type mono-crystalline modules, such as tunnel oxide passivated contact modules, which are expected to provide certain improvements to module efficiency, temperature coefficient, and bifacial performance, and claim to provide certain degradation advantages compared to other mono-crystalline modules.

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

In addition to these technological advantages, we also warrant that our solar modules will produce at least 98% of their labeled power output rating during the first year, with the warranty coverage reducing by a degradation factor between 0.3% and 0.5%, depending on the module series, every year thereafter throughout the limited power output warranty period of up to 30 years. As a result of these and other factors, our solar modules can produce more annual energy in real world operating conditions than conventional crystalline silicon modules with the same nameplate capacity.

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

Certain Trends and Uncertainties

We believe that our business, financial condition, and results of operations may be favorably or unfavorably impacted by the following trends and uncertainties. See Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 for discussions of other risks (the “Risk Factors”) that may affect us.

Our business is evolving worldwide and is shaped by the varying ways in which our offerings can be compelling and economically viable solutions to energy needs in various markets. In addressing electricity demands, we are focused on providing utility-scale module offerings in key geographic markets that we believe have a compelling need for mass-scale PV solar electricity, including markets throughout the United States, India, Europe, and Japan. We closely evaluate and monitor the appropriate level of resources required to support such markets and their associated sales opportunities. When deployed in utility-scale applications, our modules provide energy at a lower LCOE compared to traditional forms of energy generation, making them an attractive alternative to or replacement for aging fossil fuel-based generation resources. Based on publicly available information, retirements of coal generation plants in the United States alone are expected to approximate 50 GWDC over the next ten years, representing a significant increase in the potential market for solar energy.

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

Demand for our solar energy solutions depends, in part, on market factors outside our control, such as the availability of debt and/or equity financing (including, in the United States, tax equity financing), interest rate fluctuations, domestic or international trade policies, government regulations, and government support programs. Many governments have proposed policies or support programs intended to encourage renewable energy investments. Such support programs may include additional incentives over several years for renewable energy projects or manufacturers of renewable energy products. For example, during 2021 legislation was introduced in the U.S. Congress to incentivize domestic solar manufacturing and accelerate the transition to clean energy by providing tax credits for U.S. solar manufacturers and project developers. Among other things, such proposed legislation is expected to (i) extend the investment tax credit up to 40% for 10 years for solar projects that satisfy certain domestic content, labor, and wage requirements; (ii) introduce certain refundable tax credits for solar module components manufactured in the U.S.; (iii) revive certain tax credits for capital investments in the manufacturing of solar module components; and (iv) expand the scope of production tax credits for energy storage projects. At this time, it is unclear whether and to what extent such measures will be enacted into law. If such legislation is successfully signed into law, or other similar policies or support programs are enacted, it could positively impact our business, financial condition, and results of operations. While we compete in many markets that do not require solar-specific government subsidies or support programs, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for our solar modules.

Our ability to provide solar modules on economically attractive terms is also affected by the availability and cost of logistics services associated with the procurement of raw materials or equipment used in our manufacturing process and the shipping, handling, storage, and distribution of our modules. For example, the cost of ocean freight throughout many parts of the world has continued to increase due to the limited availability of shipping containers, increased port congestion, an increase in cancellations of shipments by logistics providers, and elevated fuel costs. Such factors may disrupt our supply chain and adversely impact our manufacturing operations as several of our key raw materials and components are either single-sourced or sourced from a limited number of international suppliers. In response to these disruptions, we have accommodated certain requests for delayed shipments to customers in an effort to manage our shipping routes and mitigate our exposure to uncontracted freight rates. Additionally, due to ongoing schedule reliability issues with many ships, we are adjusting our shipping plans to include additional lead time (in many cases, longer than 30 days) for module deliveries and utilizing our U.S. distribution network to better meet our customer commitments. For certain contracts with customers, we have also started employing module contract structures that provide additional consideration to us if the cost of logistics services exceeds a defined threshold. Additionally, our manufacturing capacity expansions in the U.S. and India are expected to bring manufacturing activities closer to customer demand, further mitigating our exposure to the cost of ocean freight. While it is currently unclear how long these issues will persist, they may be further exacerbated by the disruption of major shipping routes or other economic disruptions caused by the COVID-19 pandemic.

We generally price and sell our solar modules on a per watt basis. As of March 31, 2022, we had entered into contracts with customers for the future sale of 25.4 GWDC of solar modules for an aggregate transaction price of $6.9 billion, which we expect to recognize as revenue through 2025 as we transfer control of the modules to the customers. Such volume includes contracts for the sale of 9.8 GWDC of solar modules that include transaction price adjustments associated with future module technology improvements, including new product designs and enhancements to certain energy related attributes. Based on these potential technology improvements, the contracted module volumes as of March 31, 2022, and the expected timing of module deliveries, such adjustments, if realized, could result in additional revenue of up to $0.3 billion, the majority of which would be recognized in 2023 and 2024. In addition to these price adjustments, certain of our contracts with customers may also include favorable price adjustments for the proposed extension of the U.S. investment tax credit and sales freight described above. Such contracts may also include price adjustments related to potential changes to certain commodity prices.

We continue to invest significant financial resources in R&D initiatives, including efforts to enhance module performance such as our CuRe program, which replaces copper with certain other elements that are expected to enhance module performance. However, the implementation of our CuRe program has been delayed as a result of certain challenges, including in achieving full module performance entitlement in high volume manufacturing conditions and COVID-19 related travel restrictions, quarantine requirements, and government orders impacting our ability to upgrade tooling to support our CuRe program at our manufacturing facilities in Malaysia and Vietnam. In addition to these factors, we have elected to prioritize other aspects of our technology roadmap in the near term, which will further delay our CuRe program beyond 2022. The revised implementation timeline will be based on our ability to improve upon our manufacturing process capabilities in respect of the CuRe program and the outcome of additional production tests, which will inform our lead line implementation timing and subsequent fleet-wide replication schedule. In connection with the aforementioned challenges, we have amended or will endeavor to amend certain customer contracts for modules utilizing CuRe technology, including by potentially making certain price concessions and substituting our other modules for the modules with CuRe technology that were expected to be delivered under the terms of the original customer contracts.

On occasion, we have elected to temporarily own and operate certain PV solar power systems with the intention to sell them at a later date. As of March 31, 2022 and December 31, 2021, the recoverability of our Luz del Norte PV solar power plant was based, in part, on the likelihood of our continued ownership and operation of the system. However, it is reasonably possible that our intent to hold the asset may change in the near term due to our evaluation of strategic sale opportunities for the system. The pursuit of such opportunities, which require coordination with the system’s lenders, may result in a determination that the carrying value of the system is not recoverable based on the probability-weighted undiscounted future cash flows, which in turn could result in a possible impairment of the system in future periods. Accordingly, any changes in our expected use of the asset or its disposition may result in impairment charges that could be material to our condensed consolidated financial statements and have a significant adverse impact on our results of operations.

We continually evaluate forecasted global demand, competition, and our addressable market and seek to effectively balance manufacturing capacity with market demand and the nature and extent of our competition. We continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage (or conversion efficiency), and improving manufacturing yield losses. Additionally, we are in the process of expanding our manufacturing capacity by 6.6 GWDC by constructing our third manufacturing facility in the U.S. and our first manufacturing facility in India. Such additional capacity, and any other potential investments to add or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in the Risk Factors.

In response to the COVID-19 pandemic, governmental authorities have recommended or ordered the limitation or cessation of certain business or commercial activities in jurisdictions in which we do business or have operations. While some of these orders permit the continuation of essential business operations, or permit the performance of minimum business activities, these orders are subject to continuous revision or may be revoked or superseded, or our understanding of the applicability of these orders and exemptions may change at any time. As a result, we may at any time be ordered by governmental authorities, or we may determine, based on our understanding of the recommendations or orders of governmental authorities or the availability of our personnel, that we have to curtail or cease business operations or activities altogether, including manufacturing, fulfillment, R&D activities, the implementation of our technology roadmap (such as certain Series 6 Plus manufacturing upgrades), or construction activities associated with our expanding manufacturing capacity. At this time, such limitations have had a minimal effect on our manufacturing facilities, with the exception of the aforementioned technology roadmap delays, and we have implemented a wide range of safety measures intended to enable the continuity of our operations and inhibit the spread of COVID-19 at our manufacturing, administrative, and other sites and facilities. While we continue to work with relevant government agencies in Malaysia and Vietnam to allow the essential travel of personnel that support the implementation of our technology roadmap, such implementation may be delayed due to travel restrictions, quarantine requirements, other government orders, or increases in COVID-19 infection rates. Refer to the Risk Factors for more information related to impacts of COVID-19 on our business.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of sales	96.9%	77.0%
Gross profit	3.1%	23.0%
Selling, general and administrative	10.0%	6.5%
Research and development	7.4%	2.5%
Production start-up	2.0%	1.4%
Gain on sales of businesses, net	0.5%	18.8%
Operating (loss) income	(15.7)%	31.4%
Foreign currency loss, net	(1.1)%	(0.3)%
Interest income	0.6%	0.1%
Interest expense, net	(0.8)%	(0.4)%
Other (expense) income, net	(0.1)%	1.1%
Income tax benefit (expense)	5.3%	(5.8)%
Net (loss) income	(11.8)%	26.1%

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

Net sales

We generally price and sell our solar modules on a per watt basis. During the three months ended March 31, 2022, we sold the majority of our solar modules to developers and operators of systems in the United States and India, and substantially all of our modules business net sales were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Net sales from our residual business operations primarily consists of revenue recognized for sales of development projects or completed systems, including any modules installed in such systems and any revenue from energy generated by such systems. In certain prior periods, our residual business operations also included EPC services we provided to third parties.

The following table shows net sales by reportable segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Three Month Change
Modules	$354,881	$534,670	$(179,789)	(34)%
Other	12,159	268,704	(256,545)	(95)%
Net sales	$367,040	$803,374	$(436,334)	(54)%

Net sales from our modules segment decreased $179.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a 22% decrease in the volume of watts sold and a 15% decrease in the average selling price per watt. Net sales from our residual business operations decreased $256.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to sales of certain projects in the United States in the prior period.

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

The following table shows cost of sales by reportable segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Three Month Change
Modules	$343,692	$434,230	$(90,538)	(21)%
Other	11,885	184,377	(172,492)	(94)%
Total cost of sales	$355,577	$618,607	$(263,030)	(43)%
% of net sales	96.9%	77.0%

Cost of sales decreased $263.0 million, or 43%, and increased 19.9 percentage points as a percent of net sales for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in cost of sales was driven by a $172.5 million decrease in our residual business operations cost of sales primarily due to the higher volume of projects sold during the prior period. The decrease in cost of sales was also driven by a $90.5 million decrease in our modules segment cost of sales primarily due to lower costs of $90.2 million from a decrease in the volume of modules sold; continued module cost reductions, which decreased cost of sales by $14.7 million; and manufacturing related charges of $5.3 million in the prior period associated with the ongoing COVID-19 pandemic; partially offset by higher sales freight of $19.1 million.

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

The following table shows gross profit for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Three Month Change
Gross profit	$11,463	$184,767	$(173,304)	(94)%
% of net sales	3.1%	23.0%

Gross profit decreased 19.9 percentage points to 3.1% during the three months ended March 31, 2022 from 23.0% during the three months ended March 31, 2021 primarily due to the volume of higher gross profit projects sold during the prior period, a decrease in the average selling price per watt of our modules, and an increase in sales freight, partially offset by continued module cost reductions and manufacturing related charges associated with the COVID-19 pandemic in the prior period.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Three Month Change
Selling, general and administrative	$36,728	$52,087	$(15,359)	(29)%
% of net sales	10.0%	6.5%

Selling, general and administrative expense for the three months ended March 31, 2022 decreased compared to the three months ended March 31, 2021 primarily due to a decrease in employee compensation expense driven by reductions in headcount from the sales of our North American O&M operations and U.S. project development business in the prior period, lower expected credit losses for our accounts receivable, higher charges for impairments of certain project assets in the prior period, and lower professional fees.

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

The following table shows research and development expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Three Month Change
Research and development	$27,108	$19,873	$7,235	36%
% of net sales	7.4%	2.5%

Research and development expense for the three months ended March 31, 2022 increased compared to the three months ended March 31, 2021 primarily due to increased material and module testing costs and lower share-based compensation expense in the prior period driven by the forfeiture of unvested shares by our former Chief Technology Officer, who retired in March 2021.

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

The following table shows production start-up expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Three Month Change
Production start-up	$7,338	$11,354	$(4,016)	(35)%
% of net sales	2.0%	1.4%

During the three months ended March 31, 2022, we incurred production start-up expense primarily for our third manufacturing facility in the U.S. and for certain manufacturing upgrades at our Malaysian facilities. During the three months ended March 31, 2021, we incurred production start-up expense primarily for the transition to Series 6 module manufacturing at our second facility in Kulim, Malaysia, which commenced commercial production in early 2021.

Gain on sales of businesses, net

The following table shows gain on sales of businesses, net for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Three Month Change
Gain on sales of businesses, net	$1,907	$150,895	$(148,988)	(99)%
% of net sales	0.5%	18.8%

In January 2022, we completed the sale of certain international O&M operations to a subsidiary of Clairvest for consideration of $1.9 million. As a result of this transaction, we recognized a gain of $1.9 million, net of transaction costs and post-closing adjustments, during the three months ended March 31, 2022.

In August 2020, we entered into an agreement with a separate subsidiary of Clairvest for the sale of our North American O&M operations. In March 2021, we completed the transaction and received initial consideration of $146.0 million. As a result of this transaction, we recognized a gain of $119.2 million, net of transaction costs, during the three months ended March 31, 2021.In January 2021, we entered into an agreement with Leeward for the sale of our U.S. project development business. In March 2021, we completed the transaction and received consideration of $151.4 million for the sale of such business. As a result of this transaction, we recognized a gain of $31.8 million, net of transaction costs, during the three months ended March 31, 2021.

See Note 2. “Sales of Businesses” to our condensed consolidated financial statements for further information related to these transactions.

Foreign currency loss, net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Three Month Change
Foreign currency loss, net	$(4,198)	$(2,595)	$(1,603)	62%

Foreign currency loss, net for the three months ended March 31, 2022 increased compared to the three months ended March 31, 2021 primarily due to higher costs associated with hedging activities related to our subsidiaries in India.

Interest income

Interest income is earned on our cash, marketable securities, restricted cash, and restricted marketable securities. Interest income also includes interest earned from late customer payments.

The following table shows interest income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Three Month Change
Interest income	$2,325	$956	$1,369	143%

Interest income for the three months ended March 31, 2022 increased compared to the three months ended March 31, 2021 primarily due to higher interest rates on restricted marketable securities and time deposits, partially offset by lower average balances associated with marketable securities.

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

The following table shows interest expense, net for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Three Month Change
Interest expense, net	$(2,865)	$(2,996)	$131	(4)%

Interest expense, net for the three months ended March 31, 2022 was consistent with the three months ended March 31, 2021.

Other (expense) income, net

Other (expense) income, net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted marketable securities.

The following table shows other (expense) income, net for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Three Month Change
Other (expense) income, net	$(212)	$8,448	$(8,660)	(103)%

Other income, net for the three months ended March 31, 2022 decreased compared to the three months ended March 31, 2021 primarily due to higher realized gains from sales of restricted marketable securities in the prior period.

Income tax benefit (expense)

Income tax benefit or expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions in which we operate, principally Japan, Malaysia, and Vietnam. Significant judgments and estimates are required to determine our consolidated income tax expense. The statutory federal corporate income tax rate in the United States is 21%, and the tax rates in Japan, Malaysia, and Vietnam are 30.6%, 24%, and 20%, respectively. In Malaysia, we have been granted a long-term tax holiday, scheduled to expire in 2027, pursuant to which substantially all of our income earned in Malaysia is exempt from income tax, conditional upon our continued compliance with certain employment and investment thresholds. In Vietnam, we have been granted a tax incentive, scheduled to expire at the end of 2025, pursuant to which income earned in Vietnam is subject to reduced annual tax rates.

The following table shows income tax benefit (expense) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Three Month Change
Income tax benefit (expense)	$19,499	$(46,490)	$65,989	(142)%
Effective tax rate	31.1%	18.1%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period. Income tax benefit increased by $66.0 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to our pretax loss in the current period.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe the judgments and estimates involved in accrued solar module collection and recycling, product warranties, accounting for income taxes, and long-lived asset impairments have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

None.

Liquidity and Capital Resources

As of March 31, 2022, we believe that our cash, marketable securities, cash flows from operating activities, and contracts with customers for the future sale of solar modules will be sufficient to meet our working capital, capital expenditure, and project asset investment needs for at least the next 12 months. As necessary, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, such as construction activities and purchases of manufacturing equipment for our recently announced manufacturing facility in India and ongoing development activities for certain projects in Japan. However, our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to company-specific, industry-wide, or broader market concerns. Any incremental debt financings could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans. Additionally, given the duration of these and other capital investments and the currency risk relative to the U.S. dollar in certain international markets in which we operate, we continue to explore local financing alternatives. Should these financing alternatives be unavailable or too cost prohibitive, we could be exposed to significant currency risk and our liquidity could be adversely impacted.

As of March 31, 2022, we had $1.5 billion in cash and marketable securities compared to $1.8 billion as of December 31, 2021. The decrease in cash and marketable securities was primarily driven by purchases of property, plant and equipment; expenditures for the construction of certain projects in Japan; and other operating expenditures; partially offset by net proceeds from the sales and maturities of marketable securities; and cash receipts from module sales. As of March 31, 2022, $0.7 billion of our cash and marketable securities was held by our foreign subsidiaries and was primarily based in U.S. dollar, Japanese yen, and Indian rupee denominated holdings.

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

We also expect to commit significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing costs. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass and cover glass for our PV solar modules. Our remaining purchases under these supply agreements are expected to be approximately $1.6 billion of substrate glass and approximately $359 million of cover glass. We have the right to terminate these agreements upon payment of specified termination penalties (which, in aggregate, are up to $307 million as of March 31, 2022 and decline over the remaining supply periods).

We have also committed certain financial resources to fulfill our solar module collection and recycling obligations, and have established a trust under which these funds are put into custodial accounts with an established and reputable bank. As of March 31, 2022, such funds were comprised of restricted marketable securities of $220.2 million and restricted cash balances of $3.5 million. As of March 31, 2022, our module collection and recycling liability was $137.5 million. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we adjust the funded amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

Our residual business operations include certain project development activities and O&M services, which are primarily concentrated in Japan. Solar power project development cycles, which span the time between the identification of a site location and the commercial operation of a system, vary substantially and can take many years to mature. As a result of these long project cycles and strategic decisions to finance the development of certain projects using our working capital, we may need to make significant investments of resources in advance of the receipt of any cash from the sale of such projects. In late 2021, we received an offer to purchase our project development and O&M services businesses in Japan and determined it was in the best interest of our stockholders to pursue this transaction. As a result, we expect to complete the sale of these businesses in the first half of 2022. To the extent the sale is not completed in the near term, our residual business operations may continue to have significant liquidity requirements in the future for project development and construction costs, commitments under land lease arrangements associated with project sites, and commitments under certain project debt arrangements. The net amount of our project assets and related portions of long-term debt and deferred revenue, which approximates our net capital investment in the development and construction of solar power projects, was $306.1 million as of March 31, 2022. Additionally, from time to time we have elected to retain an ownership interest in certain PV solar power systems after they became operational. The decision to retain ownership of a system impacts our liquidity depending upon the size and cost of the project. The net amount of our PV solar power systems and related portions of long-term debt, which approximates our net capital investment in our operating power plants, was $31.3 million as of March 31, 2022.

As of March 31, 2022, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Cash Flows

The following table summarizes key cash flow activity for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(138,839)	$(279,478)
Net cash (used in) provided by investing activities	(2,944)	271,838
Net cash provided by (used in) financing activities	5,764	(31,451)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	15,162	(652)
Net decrease in cash, cash equivalents and restricted cash	$(120,857)	$(39,743)

Operating Activities

The decrease in net cash used in operating activities was primarily driven by higher cash receipts from module sales and higher operating expenditures in the prior period, partially offset by certain advance payments for raw materials in the current period.

Investing Activities

The increase in net cash used in investing activities was primarily due to proceeds from the sale of our North American O&M operations and U.S. project development business in the prior period, lower net sales and maturities of marketable securities and restricted marketable securities, and higher purchases of property, plant and equipment.

Financing Activities

The increase in net cash provided by financing activities was primarily due to the repayment of the Tochigi credit agreement in the prior period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 despite the fact that many of our associates continue to work remotely due to the COVID-19 pandemic. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize potential impacts on their design and operating effectiveness.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, results of operations, or cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, or cash flows. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Registration Statement on Form S-1 filed on October 25, 2006)
3.2	Amended and Restated Bylaws of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Form 8-K filed on July 23, 2021)
10.1*	Form of Performance Unit Award Agreement - Form Perf Unit-014
10.2*	Form of RSU Award Agreement
10.3*	Form of Option Award Agreement
10.4*	Form of Share Award Agreement
10.5*	Form of Cash Incentive Award Agreement
10.6*	Form of Grant Notice for 2022-2024 Executive Performance Equity Plan
10.7*	Form of Grant Notice for Restricted Stock Unit Award
31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

FIRST SOLAR, INC.

Date: April 28, 2022	By:	/s/ BYRON JEFFERS
	Name:	Byron Jeffers
	Title:	Chief Accounting Officer