Form 10-Q
period 2022-06-30
FIRST SOLAR, INC.
filed 2022-07-29
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33156
First Solar, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4623678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 West Washington Street, Suite 600
Tempe, Arizona 85288
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

As of July 22, 2022, 106,594,563 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$620,955	$629,180	$987,995	$1,432,554
Cost of sales	644,155	455,062	999,732	1,073,669
Gross (loss) profit	(23,200)	174,118	(11,737)	358,885
Operating expenses:
Selling, general and administrative	38,894	36,346	75,622	88,433
Research and development	25,229	23,935	52,337	43,808
Production start-up	13,231	1,715	20,569	13,069
Total operating expenses	77,354	61,996	148,528	145,310
Gain on sales of businesses, net	245,381	(1,745)	247,288	149,150
Operating income	144,827	110,377	87,023	362,725
Foreign currency loss, net	(2,984)	(1,000)	(7,182)	(3,595)
Interest income	2,880	1,288	5,205	2,244
Interest expense, net	(3,236)	(4,623)	(6,101)	(7,619)
Other (expense) income, net	(1,883)	(3,247)	(2,095)	5,201
Income before taxes	139,604	102,795	76,850	358,956
Income tax expense	(83,799)	(20,346)	(64,300)	(66,836)
Net income	$55,805	$82,449	$12,550	$292,120

Net income per share:
Basic	$0.52	$0.78	$0.12	$2.75
Diluted	$0.52	$0.77	$0.12	$2.73
Weighted-average number of shares used in per share calculations:
Basic	106,586	106,313	106,500	106,201
Diluted	107,056	106,836	106,965	106,866

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$55,805	$82,449	$12,550	$292,120
Other comprehensive (loss) income:
Foreign currency translation adjustments	(18,170)	290	(28,295)	(9,426)
Unrealized (loss) gain on marketable securities and restricted marketable securities, net of tax of $681, $(34), $1,927 and $1,087	(16,967)	115	(39,488)	(16,475)
Unrealized (loss) gain on derivative instruments, net of tax of $1,541, $(61), $1,635 and $(698)	(5,643)	784	(6,085)	4,166
Other comprehensive (loss) income	(40,780)	1,189	(73,868)	(21,735)
Comprehensive income (loss)	$15,025	$83,638	$(61,318)	$270,385

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$1,701,217	$1,450,654
Marketable securities	143,944	375,389
Accounts receivable trade, net	454,431	429,436
Accounts receivable unbilled, net	35,438	25,273
Inventories	810,461	666,299
Other current assets	237,926	244,192
Total current assets	3,383,417	3,191,243
Property, plant and equipment, net	2,988,979	2,649,587
PV solar power systems, net	156,215	217,293
Project assets	29,589	315,488
Deferred tax assets, net	61,732	59,162
Restricted marketable securities	200,266	244,726
Goodwill	14,462	14,462
Intangible assets, net	38,728	45,509
Inventories	239,025	237,512
Other assets	306,956	438,764
Total assets	$7,419,369	$7,413,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160,963	$193,374
Income taxes payable	29,441	4,543
Accrued expenses	344,205	288,450
Current portion of long-term debt	5,150	3,896
Deferred revenue	227,466	201,868
Other current liabilities	36,329	34,747
Total current liabilities	803,554	726,878
Accrued solar module collection and recycling liability	134,146	139,145
Long-term debt	170,017	236,005
Other liabilities	415,825	352,167
Total liabilities	1,523,542	1,454,195
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 106,594,255 and 106,332,315 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	107	106
Additional paid-in capital	2,868,945	2,871,352
Accumulated earnings	3,197,005	3,184,455
Accumulated other comprehensive loss	(170,230)	(96,362)
Total stockholders’ equity	5,895,827	5,959,551
Total liabilities and stockholders’ equity	$7,419,369	$7,413,746

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2022	106,583	$107	$2,863,318	$3,141,200	$(129,450)	$5,875,175
Net income	—	—	—	55,805	—	55,805
Other comprehensive loss	—	—	—	—	(40,780)	(40,780)
Common stock issued for share-based compensation	12	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(1)	—	(86)	—	—	(86)
Share-based compensation expense	—	—	5,713	—	—	5,713
Balance at June 30, 2022	106,594	$107	$2,868,945	$3,197,005	$(170,230)	$5,895,827

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2021	106,311	$106	$2,853,891	$2,925,433	$(84,650)	$5,694,780
Net income	—	—	—	82,449	—	82,449
Other comprehensive income	—	—	—	—	1,189	1,189
Common stock issued for share-based compensation	10	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(2)	—	(121)	—	—	(121)
Share-based compensation expense	—	—	5,338	—	—	5,338
Balance at June 30, 2021	106,319	$106	$2,859,108	$3,007,882	$(83,461)	$5,783,635

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	106,332	$106	$2,871,352	$3,184,455	$(96,362)	$5,959,551
Net income	—	—	—	12,550	—	12,550
Other comprehensive loss	—	—	—	—	(73,868)	(73,868)
Common stock issued for share-based compensation	426	1	—	—	—	1
Tax withholding related to vesting of restricted stock	(164)	—	(11,591)	—	—	(11,591)
Share-based compensation expense	—	—	9,184	—	—	9,184
Balance at June 30, 2022	106,594	$107	$2,868,945	$3,197,005	$(170,230)	$5,895,827

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	105,980	$106	$2,866,786	$2,715,762	$(61,726)	$5,520,928
Net income	—	—	—	292,120	—	292,120
Other comprehensive loss	—	—	—	—	(21,735)	(21,735)
Common stock issued for share-based compensation	546	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(207)	—	(15,810)	—	—	(15,810)
Share-based compensation expense	—	—	8,132	—	—	8,132
Balance at June 30, 2021	106,319	$106	$2,859,108	$3,007,882	$(83,461)	$5,783,635

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$12,550	$292,120
Adjustments to reconcile net income to cash used in operating activities:
Depreciation, amortization and accretion	131,760	128,913
Impairments and net losses on disposal of long-lived assets	62,688	5,264
Share-based compensation	9,267	8,545
Deferred income taxes	(5,576)	(12,317)
Gain on sales of businesses, net	(247,288)	(149,150)
Gains on sales of marketable securities and restricted marketable securities	—	(11,696)
Other, net	(392)	(1,459)
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled	145,784	(255,832)
Other current assets	(25,472)	(43,993)
Inventories	(160,456)	(61,942)
Project assets and PV solar power systems	(160,300)	40,558
Other assets	(29,682)	(17,750)
Income tax receivable and payable	42,679	37,158
Accounts payable	(29,875)	(10,795)
Accrued expenses and other liabilities	203,492	(49,853)
Net cash used in operating activities	(50,821)	(102,229)
Cash flows from investing activities:
Purchases of property, plant and equipment	(353,448)	(180,782)
Purchases of marketable securities	(971,205)	(389,352)
Proceeds from sales and maturities of marketable securities and restricted marketable securities	1,198,254	749,447
Proceeds from sales of businesses, net of cash and restricted cash sold	264,614	297,403
Other investing activities	72	(6,628)
Net cash provided by investing activities	138,287	470,088
Cash flows from financing activities:
Repayment of long-term debt	(75,879)	(38,471)
Proceeds from borrowings under long-term debt, net of discounts and issuance costs	213,086	45,191
Payments of tax withholdings for restricted shares	(11,591)	(15,810)
Net cash provided by (used in) financing activities	125,616	(9,090)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	39,934	906
Net increase in cash, cash equivalents and restricted cash	253,016	359,675
Cash, cash equivalents and restricted cash, beginning of the period	1,455,837	1,273,594
Cash, cash equivalents and restricted cash, end of the period	$1,708,853	$1,633,269
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$178,807	$43,894
Proceeds to be received from sales of businesses	$163,966	$4,482

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K, which has been filed with the SEC.

Unless expressly stated or the context otherwise requires, the terms “the Company,” “we,” “us,” “our,” and “First Solar” refer to First Solar, Inc. and its consolidated subsidiaries, and the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report.

2. Sales of Businesses

Sale of Japan Project Development Business

In May 2022, we entered into various agreements with certain subsidiaries of PAG Real Assets (“PAG”), a private investment firm, for the sale of our Japan project development business. The transaction included our approximately 293 MWDC utility-scale solar project development platform, which comprised the business of developing, contracting for the construction of, and selling utility-scale photovoltaic (“PV”) solar power systems. Additionally, PAG has agreed to certain module purchase commitments.

On June 30, 2022, we completed the sale of our Japan project development business for an aggregate purchase price of ¥66.4 billion ($488.4 million), subject to certain customary post-closing adjustments. On the closing date, we received proceeds of ¥44.1 billion ($324.5 million) and transferred cash and restricted cash of ¥8.4 billion ($61.9 million) to PAG. As a result of this transaction, we recognized a gain of $245.4 million, net of transaction costs, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

Sales of North American and International O&M Operations

In August 2020, we entered into an agreement with a subsidiary of Clairvest Group, Inc. (“Clairvest”) for the sale of our North American operations and maintenance (“O&M”) operations. In March 2021, we completed the transaction and received initial consideration of $146.0 million. As a result of this transaction, we recognized a gain of $117.8 million, net of transaction costs, during the six months ended June 30, 2021, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

In January 2022, we completed the sale of certain international O&M operations to a separate subsidiary of Clairvest for consideration of $1.9 million. As a result of this transaction, we recognized a gain of $1.6 million, net of transaction costs and post-closing adjustments, during the six months ended June 30, 2022, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

Sale of U.S. Project Development Business

In January 2021, we entered into an agreement with Leeward Renewable Energy Development, LLC (“Leeward”), a subsidiary of the Ontario Municipal Employees Retirement System, for the sale of our U.S. project development business. In March 2021, we completed the transaction and received consideration of $151.4 million for the sale of such business. As a result of this transaction, we recognized a gain of $31.5 million, net of transaction costs, during the six months ended June 30, 2021, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

3. Cash and Marketable Securities

Cash and marketable securities consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Cash	$1,701,217	$1,450,654
Marketable securities:
Foreign debt	52,161	103,317
U.S. debt	8,702	18,627
Time deposits	83,081	253,445
Total marketable securities	143,944	375,389
Total cash and marketable securities	$1,845,161	$1,826,043

The following table provides a reconciliation of cash and restricted cash reported within our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 to the total of such amounts as presented in the condensed consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	June 30, 2022	December 31, 2021
Cash	Cash	$1,701,217	$1,450,654
Restricted cash – current	Other current assets	1,130	1,532
Restricted cash – noncurrent	Other assets	6,506	3,651
Total cash and restricted cash		$1,708,853	$1,455,837

During the six months ended June 30, 2021, we sold marketable securities for proceeds of $5.5 million and realized gains of less than $0.1 million on such sales. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$52,208	$1	$31	$17	$52,161
U.S. debt	10,000	—	1,296	2	8,702
Time deposits	83,102	—	—	21	83,081
Total	$145,310	$1	$1,327	$40	$143,944

	As of December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$103,263	$81	$18	$9	$103,317
U.S. debt	19,003	10	384	2	18,627
Time deposits	253,531	—	—	86	253,445
Total	$375,797	$91	$402	$97	$375,389

The following table presents the change in the allowance for credit losses related to our available-for-sale marketable securities for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Allowance for credit losses, beginning of period	$97	$121
Provision for credit losses, net	64	201
Sales and maturities of marketable securities	(121)	(235)
Allowance for credit losses, end of period	$40	$87

The contractual maturities of our marketable securities as of June 30, 2022 were as follows (in thousands):

Fair Value
One year or less	$135,242
One year to two years	—
Two years to three years	—
Three years to four years	4,548
Four years to five years	—
More than five years	4,154
Total	$143,944

4. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Foreign government obligations	$51,355	$64,855
Supranational debt	9,419	10,997
U.S. debt	120,491	145,326
U.S. government obligations	19,001	23,548
Total restricted marketable securities	$200,266	$244,726

Our restricted marketable securities represent long-term investments to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. We have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. As of June 30, 2022 and December 31, 2021, such custodial accounts also included noncurrent restricted cash balances of $4.0 million and $0.9 million, respectively, which were reported within “Other assets.” Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

During the six months ended June 30, 2021, we sold all our restricted marketable securities for proceeds of $258.9 million and realized gains of $11.7 million on such sales. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted marketable securities.

The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$63,830	$—	$12,465	$10	$51,355
Supranational debt	11,255	—	1,836	—	9,419
U.S. debt	149,179	—	28,658	30	120,491
U.S. government obligations	24,596	—	5,590	5	19,001
Total	$248,860	$—	$48,549	$45	$200,266

	As of December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$66,867	$—	$2,002	$10	$64,855
Supranational debt	11,362	—	365	—	10,997
U.S. debt	150,060	—	4,697	37	145,326
U.S. government obligations	24,640	—	1,086	6	23,548
Total	$252,929	$—	$8,150	$53	$244,726

The following table presents the change in the allowance for credit losses related to our restricted marketable securities for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Allowance for credit losses, beginning of period	$53	$13
Provision for credit losses, net	(8)	16
Sales of restricted marketable securities	—	(29)
Allowance for credit losses, end of period	$45	$—

As of June 30, 2022, the contractual maturities of our restricted marketable securities were between 9 years and 17 years.

5. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable trade, gross	$455,038	$430,100
Allowance for credit losses	(607)	(664)
Accounts receivable trade, net	$454,431	$429,436

Accounts receivable unbilled, net

Accounts receivable unbilled, net consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable unbilled, gross	$35,438	$25,336
Allowance for credit losses	—	(63)
Accounts receivable unbilled, net	$35,438	$25,273

Allowance for credit losses

The following tables present the change in the allowances for credit losses related to our accounts receivable for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
Accounts receivable trade	2022	2021
Allowance for credit losses, beginning of period	$664	$3,009
Provision for credit losses, net	(57)	(433)
Writeoffs	—	(97)
Allowance for credit losses, end of period	$607	$2,479

	Six Months Ended June 30,
Accounts receivable unbilled	2022	2021
Allowance for credit losses, beginning of period	$63	$303
Provision for credit losses, net	(63)	(266)
Allowance for credit losses, end of period	$—	$37

Inventories

Inventories consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$397,299	$404,727
Work in process	60,087	65,573
Finished goods	592,100	433,511
Inventories	$1,049,486	$903,811
Inventories – current	$810,461	$666,299
Inventories – noncurrent	$239,025	$237,512

Other current assets

Other current assets consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Spare maintenance materials and parts	$111,188	$112,070
Operating supplies	40,294	41,034
Prepaid expenses	39,125	28,232
Prepaid income taxes	15,791	41,379
Derivative instruments (1)	8,535	5,816
Restricted cash	1,130	1,532
Other	21,863	14,129
Other current assets	$237,926	$244,192
——————————
(1)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Land	$17,924	$18,359
Buildings and improvements	692,785	693,289
Machinery and equipment	2,635,862	2,527,627
Office equipment and furniture	140,171	139,611
Leasehold improvements	40,162	40,517
Construction in progress	803,488	461,708
Property, plant and equipment, gross	4,330,392	3,881,111
Accumulated depreciation	(1,341,413)	(1,231,524)
Property, plant and equipment, net	$2,988,979	$2,649,587

Depreciation of property, plant and equipment was $60.0 million and $118.6 million for the three and six months ended June 30, 2022, respectively, and $58.8 million and $115.6 million for the three and six months ended June 30, 2021, respectively.

PV solar power systems, net

PV solar power systems, net consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
PV solar power systems, gross	$225,530	$281,660
Accumulated depreciation	(69,315)	(64,367)
PV solar power systems, net	$156,215	$217,293

Depreciation of PV solar power systems was $2.3 million and $5.1 million for the three and six months ended June 30, 2022, respectively, and $2.9 million and $5.9 million for the three and six months ended June 30, 2021, respectively.

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

During the three months ended June 30, 2022, we received multiple non-binding offers to purchase our Luz del Norte PV solar power plant and elected to pursue such opportunities in coordination with the project’s lenders. As a result of the expected sale in the near term, we compared the undiscounted future cash flows for the project to its carrying value and determined that the project was not recoverable. Accordingly, we measured the fair value of the project using a market approach valuation technique and recorded an impairment loss of $57.8 million in “Cost of sales” in our condensed consolidated statements of operations. Such impairment loss was comprised of $55.6 million for PV solar power systems, $1.3 million for intangible assets, and $0.9 million for operating lease assets.

Project assets

Project assets consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Project assets – development costs, including project acquisition and land costs	$29,589	$117,407
Project assets – construction costs	—	198,081
Project assets	$29,589	$315,488

In June 2022, we completed the sale of the majority of our project assets to PAG in connection with the sale of our Japan project development business. See Note 2. “Sales of Businesses” to our condensed consolidated financial statements for further information about this transaction.

Goodwill

Goodwill for the relevant reporting unit consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	December 31, 2021	Acquisitions (Impairments)	June 30, 2022
Modules	$407,827	$—	$407,827
Accumulated impairment losses	(393,365)	—	(393,365)
Goodwill	$14,462	$—	$14,462

Intangible assets, net

Intangible assets, net consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Amount
Developed technology	$99,964	$(66,920)	$—	$33,044
Power purchase agreements	6,486	(1,784)	(1,300)	3,402
Patents	8,480	(6,198)	—	2,282
Intangible assets, net	$114,930	$(74,902)	$(1,300)	$38,728

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$99,964	$(61,985)	$37,979
Power purchase agreements	6,486	(1,621)	4,865
Patents	8,480	(5,815)	2,665
Intangible assets, net	$114,930	$(69,421)	$45,509

Amortization of intangible assets was $2.8 million and $5.5 million for the three and six months ended June 30, 2022 and 2021, respectively.

Other assets

Other assets consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Operating lease assets (1)	$101,855	$207,544
Advanced payments for raw materials	86,520	86,962
Income tax receivables	47,235	39,862
Accounts receivable unbilled, net	11,488	20,840
Accounts receivable trade, net	9,076	21,293
Restricted cash	6,506	3,651
Indirect tax receivables	348	21,873
Other	43,928	36,739
Other assets	$306,956	$438,764
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

Accrued expenses

Accrued expenses consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Accrued property, plant and equipment	$154,552	$42,031
Accrued freight	66,199	61,429
Accrued inventory	38,464	42,170
Accrued compensation and benefits	29,476	34,606
Product warranty liability (1)	11,553	13,598
Accrued other taxes	11,307	23,103
Accrued project costs	6,642	48,836
Other	26,012	22,677
Accrued expenses	$344,205	$288,450
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product Warranties.”

Other current liabilities

Other current liabilities consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Other taxes payable	$13,165	$8,123
Operating lease liabilities (1)	9,437	12,781
Derivative instruments (2)	7,371	3,550
Other	6,356	10,293
Other current liabilities	$36,329	$34,747
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Other liabilities

Other liabilities consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Deferred revenue	$278,176	$95,943
Operating lease liabilities (1)	47,752	145,912
Product warranty liability (2)	35,576	38,955
Deferred tax liabilities, net	23,059	27,699
Other	31,262	43,658
Other liabilities	$415,825	$352,167
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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$1,605	$—
Commodity swap contracts	—	6,812
Total derivatives designated as hedging instruments	$1,605	$6,812

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$6,930	$559
Total derivatives not designated as hedging instruments	$6,930	$559
Total derivative instruments	$8,535	$7,371

	December 31, 2021
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$1,336	$139
Total derivatives designated as hedging instruments	$1,336	$139

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$4,480	$3,411
Total derivatives not designated as hedging instruments	$4,480	$3,411
Total derivative instruments	$5,816	$3,550

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Foreign Exchange Forward Contracts	Commodity Swap Contracts	Total
Balance as of December 31, 2021	$1,126	$—	$1,126
Amounts recognized in other comprehensive income (loss)	545	(6,812)	(6,267)
Amounts reclassified to earnings impacting:
Cost of sales	(1,453)	—	(1,453)
Balance as of June 30, 2022	$218	$(6,812)	$(6,594)

Balance as of December 31, 2020	$(3,644)	$1,472	$(2,172)
Amounts recognized in other comprehensive income (loss)	1,618	1,531	3,149
Amounts reclassified to earnings impacting:
Cost of sales	1,928	(213)	1,715
Balance as of June 30, 2021	$(98)	$2,790	$2,692

During the three and six months ended June 30, 2022, we recognized unrealized gains of less than $0.1 million and unrealized losses of less than $0.1 million, respectively, within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges. During the three and six months ended June 30, 2021, we recognized unrealized gains of less than $0.1 million and unrealized losses of less than $0.1 million, respectively, within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges.

The following table presents the pretax amounts related to derivative instruments designated as net investment hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the six months ended June 30, 2022 (in thousands):

Foreign Exchange Forward Contracts
Balance as of December 31, 2021	$—
Amounts recognized in other comprehensive income (loss)	1,383
Balance as of June 30, 2022	$1,383

During the three months ended June 30, 2022, we recognized unrealized gains of $0.1 million within “Other (expense) income, net” for amounts excluded from effectiveness testing for our derivative instruments designated as net investment hedges.

The following table presents gains and losses related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Line Item	2022	2021	2022	2021
Foreign exchange forward contracts	Cost of sales	$444	$(446)	$522	$(277)
Foreign exchange forward contracts	Foreign currency loss, net	44,534	(1,277)	63,515	9,019
Interest rate swap contracts	Interest expense, net	—	(691)	—	(691)

Interest Rate Risk

From time to time, we may use interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use such swap contracts for speculative or trading purposes. During the six months ended June 30, 2021, all of our interest rate swap contracts related to project specific debt facilities. Such swap contracts did not qualify for accounting as cash flow hedges in accordance with Accounting Standards Codification (“ASC”) 815 due to our expectation to sell the associated projects before the maturity of their project specific debt financings and corresponding swap contracts. Accordingly, changes in the fair values of these swap contracts were recorded directly to “Interest expense, net.”

Foreign Currency Risk

Cash Flow Exposure

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of June 30, 2022 and December 31, 2021, these foreign exchange forward contracts hedged our forecasted cash flows for periods up to 3 months and 11 months, respectively. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

	June 30, 2022
Currency	Notional Amount	USD Equivalent
U.S. dollar (1)	$2.7	$2.7

	December 31, 2021
Currency	Notional Amount	USD Equivalent
U.S. dollar (1)	$38.4	$38.4
British pound	GBP 10.6	$14.4
——————————
(1)These derivative instruments represent hedges of outstanding payables denominated in U.S. dollars at certain of our foreign subsidiaries whose functional currencies are other than the U.S. dollar.

In the following 12 months, we expect to reclassify to earnings $0.2 million of net unrealized gains related to foreign exchange forward contracts that are included in “Accumulated other comprehensive loss” at June 30, 2022 as we realize the earnings effects of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual exchange rates when we realize the related forecasted transactions.

Net Investment Exposure

The functional currencies of certain of our foreign subsidiaries are their local currencies. Accordingly, we apply period-end exchange rates to translate their assets and liabilities and daily transaction exchange rates to translate their revenues, expenses, gains, and losses into U.S. dollars. We include the associated translation adjustments as a separate component of “Accumulated other comprehensive loss” within stockholders’ equity. From time to time, we may seek to mitigate the impact of such translation adjustments by entering into foreign exchange forward contracts that are designated as hedges of net investments in certain foreign subsidiaries. In June 2022, we entered into a foreign exchange forward contract with a notional value of ¥8.0 billion ($60.6 million), which qualifies for and was designated as a hedge of our net investment in a certain foreign subsidiary in Japan. As of June 30, 2022, this foreign exchange forward contract hedged such net investment for a period of 6 months. We report unrealized gains or losses on this contract, which are based on spot exchange rates, as a component of our foreign currency translation adjustments within “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the net investments are sold or substantially liquidated. We determined that this derivative financial instrument was highly effective as a net investment hedge as of June 30, 2022.

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

As of June 30, 2022 and December 31, 2021, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	June 30, 2022
Transaction	Currency	Notional Amount	USD Equivalent
Sell	Chilean peso	CLP 5,034.5	$5.5
Purchase	Euro	€82.1	$86.7
Sell	Euro	€32.7	$34.5
Sell	Indian rupee	INR 12,495.4	$158.8
Purchase	Japanese yen	¥1,615.2	$11.9
Sell	Japanese yen	¥62,722.1	$461.6
Purchase	Malaysian ringgit	MYR 51.6	$11.7
Sell	Malaysian ringgit	MYR 27.3	$6.2
Sell	Mexican peso	MXN 34.6	$1.7
Purchase	Singapore dollar	SGD 1.4	$1.0

	December 31, 2021
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 3.2	$2.3
Purchase	Brazilian real	BRL 2.6	$0.5
Sell	Brazilian real	BRL 2.6	$0.5
Purchase	British pound	GBP 2.5	$3.4
Sell	Chilean peso	CLP 4,058.6	$4.8
Purchase	Euro	€77.6	$88.0
Sell	Euro	€38.6	$43.8
Sell	Indian rupee	INR 10,943.0	$147.1
Purchase	Japanese yen	¥667.5	$5.8
Sell	Japanese yen	¥31,524.6	$273.9
Purchase	Malaysian ringgit	MYR 17.0	$4.1
Sell	Malaysian ringgit	MYR 24.5	$5.9
Sell	Mexican peso	MXN 34.6	$1.7
Purchase	Singapore dollar	SGD 5.5	$4.1

Commodity Price Risk

We use commodity swap contracts to mitigate our exposure to commodity price fluctuations for certain raw materials used in the production of our modules. During the six months ended June 30, 2022, we entered into various commodity swap contracts to hedge a portion of our forecasted cash flows for purchases of aluminum frames between July 2022 and December 2023. Such swaps had an aggregate initial notional value based on metric tons of forecasted aluminum purchases, equivalent to $62.0 million, and entitles us to receive a three-month average London Metals Exchange price for aluminum while requiring us to pay certain fixed prices. The notional amount of the commodity swap contracts proportionately adjusts with forecasted purchases of aluminum frames.

These commodity swap contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transactions occur and impact earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of June 30, 2022. In the following 12 months, we expect to reclassify into earnings $5.8 million of net unrealized losses related to these commodity swap contracts that are included in “Accumulated other comprehensive loss” at June 30, 2022 as we realize the earnings effects of the related forecasted transactions.

7. Leases

Our lease arrangements include land associated with our PV solar power systems, our corporate and administrative offices, land for our international manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Malaysia, India, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the three and six months ended June 30, 2022 and 2021, and as of June 30, 2022 and December 31, 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$4,232	$4,516	$8,609	$8,549
Variable lease cost	604	462	1,203	1,000
Short-term lease cost	221	236	252	607
Total lease cost	$5,057	$5,214	$10,064	$10,156

Payments of amounts included in the measurement of operating lease liabilities			$9,259	$13,122
Lease assets obtained in exchange for operating lease liabilities			$3,754	$17,909

			June 30, 2022	December 31, 2021
Operating lease assets			$101,855	$207,544
Operating lease liabilities – current			9,437	12,781
Operating lease liabilities – noncurrent			47,752	145,912

Weighted-average remaining lease term	7 years	19 years
Weighted-average discount rate	5.0%	2.8%

In June 2022, we completed the sale of our Japan project development business to PAG, which included the transfer of various land leases associated with the business. As a result, we derecognized lease assets of $87.7 million, current lease liabilities of $3.0 million, and noncurrent lease liabilities of $77.9 million. See Note 2. “Sales of Businesses” to our condensed consolidated financial statements for further information about this transaction.

As of June 30, 2022, the future payments associated with our lease liabilities were as follows (in thousands):

Total Lease Liabilities
Remainder of 2022	$5,994
2023	11,732
2024	10,963
2025	9,965
2026	8,528
2027	5,943
Thereafter	14,844
Total future payments	67,969
Less: interest	(10,780)
Total lease liabilities	$57,189

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Marketable Securities and Restricted Marketable Securities. At June 30, 2022 and December 31, 2021, our marketable securities consisted of foreign debt, U.S. debt, and time deposits, and our restricted marketable securities consisted of foreign and U.S. government obligations, supranational debt, and U.S. debt. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At June 30, 2022 and December 31, 2021, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies. At June 30, 2022, our derivative liabilities also included commodity swap contracts involving major commodity prices. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including credit risk, foreign exchange rates, forward and spot prices for currencies, and forward prices for commodities. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At June 30, 2022 and December 31, 2021, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Foreign debt	$52,161	$—	$52,161	$—
U.S. debt	8,702	—	8,702	—
Time deposits	83,081	83,081	—	—
Restricted marketable securities	200,266	—	200,266	—
Derivative assets	8,535	—	8,535	—
Total assets	$352,745	$83,081	$269,664	$—
Liabilities:
Derivative liabilities	$7,371	$—	$7,371	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Foreign debt	$103,317	$—	$103,317	$—
U.S. debt	18,627	—	18,627	—
Time deposits	253,445	253,445	—	—
Restricted marketable securities	244,726	—	244,726	—
Derivative assets	5,816	—	5,816	—
Total assets	$625,931	$253,445	$372,486	$—
Liabilities:
Derivative liabilities	$3,550	$—	$3,550	$—

Fair Value of Financial Instruments

At June 30, 2022 and December 31, 2021, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Accounts receivable unbilled, net - noncurrent	$11,488	$10,110	$20,840	$18,846
Accounts receivable trade, net - noncurrent	9,076	7,347	21,293	18,605
Liabilities:
Long-term debt, including current maturities (1)	$181,186	$155,888	$246,737	$243,865
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

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, marketable securities, accounts receivable, restricted cash, restricted marketable securities, foreign exchange forward contracts, and commodity swap contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place these instruments with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We monitor the credit standing of our counterparty financial institutions. Our net sales are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary. Depending upon the sales arrangement, we may require some form of payment security from our customers, including, but not limited to, advance payments, parent guarantees, letters of credit, bank guarantees, or surety bonds.

9. Debt

Our long-term debt consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

		Balance (USD)
Loan Agreement	Currency	June 30, 2022	December 31, 2021
Luz del Norte Credit Facilities	USD	$181,186	$183,829
Kyoto Credit Facility	JPY	—	62,908
Long-term debt principal		181,186	246,737
Less: unamortized discounts and issuance costs		(6,019)	(6,836)
Total long-term debt		175,167	239,901
Less: current portion		(5,150)	(3,896)
Noncurrent portion		$170,017	$236,005

Luz del Norte Credit Facilities

In August 2014, Parque Solar Fotovoltaico Luz del Norte SpA (“Luz del Norte”), our indirect wholly-owned subsidiary and project company, entered into credit facilities (the “Luz del Norte Credit Facilities”) with the U.S. International Development Finance Corporation (“DFC”) and the International Finance Corporation (“IFC”) to provide limited-recourse senior secured debt financing for the design, development, financing, construction, testing, commissioning, operation, and maintenance of a 141 MWAC PV solar power plant located near Copiapó, Chile. As of June 30, 2022 and December 31, 2021, the balance outstanding on the DFC loans was $135.7 million and $137.7 million, respectively. As of June 30, 2022 and December 31, 2021, the balance outstanding on the IFC loans was $45.5 million and $46.1 million, respectively. The DFC and IFC loans mature in June 2037 and are secured by liens over all of Luz del Norte’s assets, a pledge of all of the equity interests in the entity, and certain letters of credit. As of June 30, 2022, we were seeking a waiver for a technical noncompliance related to the credit facilities.

Kyoto Credit Facility

In July 2020, First Solar Japan GK, our wholly-owned subsidiary, entered into a construction loan facility with Mizuho Bank, Ltd. for borrowings up to ¥15.0 billion ($142.8 million), which are intended to be used for the construction of a 38 MWAC PV solar power plant located in Kyoto, Japan (the “Kyoto Credit Facility”). In May 2022, we repaid the remaining $73.2 million principal balance on the credit facility.

Momura Credit Facility

In May 2022, FS Japan Project 25 GK (“Momura”), our indirect wholly-owned subsidiary and project company, entered into a credit agreement (the “Momura Credit Facility”) with Nomura Capital Investment Co., Ltd. and Aozora Bank, Ltd. for aggregate borrowings up to ¥21.5 billion ($168.1 million) for the development and construction of a 53 MWAC PV solar power plant located in Tochigi, Japan. The credit facility consisted of an ¥18.8 billion ($146.6 million) term loan facility, a ¥1.9 billion ($15.1 million) consumption tax facility, and a ¥0.8 billion ($6.4 million) debt service reserve facility. In June 2022, we completed the sale of our Japan project development business, and the credit facility’s outstanding balance of $107.2 million was assumed by PAG. See Note 2. “Sales of Businesses” to our condensed consolidated financial statements for further information about this transaction.

Yatsubo Credit Facility

In May 2022, FS Japan Project 24 GK (“Yatsubo”), our indirect wholly-owned subsidiary and project company, entered into a credit agreement (the “Yatsubo Credit Facility”) with Nomura Capital Investment Co., Ltd. and Aozora Bank, Ltd. for aggregate borrowings up to ¥10.9 billion ($85.0 million) for the development and construction of a 26 MWAC PV solar power plant located in Tochigi, Japan. The credit agreement consisted of a ¥9.5 billion ($74.2 million) term loan facility, a ¥1.0 billion ($7.6 million) consumption tax facility, and a ¥0.4 billion ($3.2 million) debt service reserve facility. In June 2022, we completed the sale of our Japan project development business, and the credit facility’s outstanding balance of $70.0 million was assumed by PAG. See Note 2. “Sales of Businesses” to our condensed consolidated financial statements for further information about this transaction.

Orido Credit Facility

In May 2022, FS Japan Project B5 GK (“Orido”), our indirect wholly-owned subsidiary and project company, entered into a credit agreement (the “Orido Credit Facility”) with Nomura Capital Investment Co., Ltd. and Aozora Bank, Ltd. for aggregate borrowings up to ¥5.3 billion ($41.3 million) for the development and construction of a 14 MWAC PV solar power plant located in Tochigi, Japan. The credit agreement consisted of a ¥4.6 billion ($36.0 million) term loan facility, a ¥0.5 billion ($3.6 million) consumption tax facility, and a ¥0.2 billion ($1.7 million) debt service reserve facility. In June 2022, we completed the sale of our Japan project development business, and the credit facility’s outstanding balance of $18.0 million was assumed by PAG. See Note 2. “Sales of Businesses” to our condensed consolidated financial statements for further information about this transaction.

India Credit Facility

In July 2022, FS India Solar Ventures Private Limited, our indirect wholly-owned subsidiary entered into a finance agreement (the “India Credit Facility”) with DFC for aggregate borrowings up to $500.0 million for the development and construction of an approximately 3.3 GWDC solar module manufacturing facility located in Tamil Nadu, India. The India Credit Facility incurs interest at the U.S. Treasury Constant Maturity Yield plus 1.75% per annum, which is payable semi-annually. Principal on the Credit Facility is payable in scheduled semi-annual installments through the facility’s expected maturity in August 2029. The Credit Facility is guaranteed by First Solar, Inc.

Variable Interest Rate Risk

Our long-term debt agreements bear interest at LIBOR or equivalent variable rates. An increase in these variable rates would increase the cost of borrowing under the debt agreements. Our long-term debt borrowing rates as of June 30, 2022 were as follows:

Loan Agreement	June 30, 2022
Luz del Norte Credit Facilities (1)	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
——————————
(1)Outstanding balance comprised of $125.3 million of fixed rate loans and $55.9 million of variable rate loans as of June 30, 2022.

Future Principal Payments

At June 30, 2022, the future principal payments on our long-term debt were due as follows (in thousands):

Total Debt
Remainder of 2022	$1,392
2023	6,085
2024	7,020
2025	7,560
2026	7,965
2027	9,199
Thereafter	141,965
Total long-term debt future principal payments	$181,186

10. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of June 30, 2022, the majority of these commercial commitments supported our module business. As of June 30, 2022, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Bilateral facilities (1)	$77.6	$137.4
Surety bonds	9.3	232.8
——————————
(1)Of the total letters of credit issued under the bilateral facilities, $2.4 million was secured with cash.

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

Product warranty activities during the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product warranty liability, beginning of period	$47,016	$94,073	$52,553	$95,096
Accruals for new warranties issued	1,425	4,440	2,273	6,717
Settlements	(1,252)	(2,413)	(7,254)	(5,639)
Changes in estimate of product warranty liability	(60)	(5,042)	(443)	(5,116)
Product warranty liability, end of period	$47,129	$91,058	$47,129	$91,058
Current portion of warranty liability	$11,553	$16,846	$11,553	$16,846
Noncurrent portion of warranty liability	$35,576	$74,212	$35,576	$74,212

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of June 30, 2022 and December 31, 2021, we accrued $3.7 million and $3.8 million of current indemnification liabilities, respectively. As of June 30, 2022, the maximum potential amount of future payments under our indemnifications was $102.3 million, and we held insurance and other instruments allowing us to recover up to $28.2 million of potential amounts paid under the indemnifications.

In September 2017, we made an indemnification payment in connection with the sale of one of our projects following the underpayment of anticipated cash grants by the United States government. In February 2018, the associated project entity commenced legal action against the United States government seeking full payment of the cash grants. In May 2021, the parties reached an agreement, pursuant to which the United States government made a settlement payment to the project entity. Under the terms of the indemnification arrangement, we were entitled to a portion of the settlement payment. Accordingly, during the three months ended June 30, 2021, we recorded revenue of $65.1 million for our portion of the settlement payment.

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

Our module collection and recycling liability was $134.1 million and $139.1 million as of June 30, 2022 and December 31, 2021, respectively. See Note 4. “Restricted Marketable Securities” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

Legal Proceedings

Class Action

On January 7, 2022, a putative class action lawsuit titled City of Pontiac General Employees’ Retirement System v. First Solar, Inc., et al., Case No. 2:22-cv-00036-MTL, was filed in the Arizona District Court against the Company and certain of our current officers. The complaint was filed on behalf of a purported class consisting of all purchasers of First Solar common stock between February 22, 2019 and February 20, 2020, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on allegedly false and misleading statements related to the Company’s Series 6 solar modules and its project development business. It seeks unspecified damages and an award of costs and expenses. On April 25, 2022, the Arizona District Court issued an order appointing the Palm Harbor Special Fire Control & Rescue District Firefighters’ Pension Plan and the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiffs. On June 23, 2022, Lead Plaintiffs filed an Amended Complaint that brings the same claims, and Defendants’ deadline to file a motion to dismiss the Amended Complaint is August 22, 2022. The Company and its officers intend to vigorously defend this action in all respects. Given the early stage of the litigation, at this time we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of potential loss, if any, from this action.

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

11. Revenue from Contracts with Customers

The following table presents the disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2022 and 2021 along with the reportable segment for each category (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Category	Segment	2022	2021	2022	2021
Solar modules	Modules	$607,445	$542,956	$962,326	$1,077,626
Energy generation	Other	8,956	7,457	15,249	22,036
O&M services	Other	4,180	4,713	8,077	31,948
Solar power systems	Other	374	73,977	2,343	300,944
EPC services	Other	—	77	—	—
Net sales		$620,955	$629,180	$987,995	$1,432,554

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

We recognize revenue for sales of development projects or completed systems when we enter into the associated sales contract. For certain prior project sales, including sales of solar power systems with engineering, procurement, and construction (“EPC”) services, such revenue included estimated amounts of variable consideration. These estimates may require significant judgment to determine the most likely amount of net contract revenues. The cumulative effect of revisions to estimates is recorded in the period in which the revisions are identified and the amounts can be reasonably estimated. During the three and six months ended June 30, 2021, respectively, revenue increased $63.4 million and $65.0 million due to net changes in transaction prices for certain projects we previously sold, which represented 5.3% and 2.8% of the aggregate revenue for such projects. Such changes were primarily due to a $65.1 million settlement for an outstanding indemnification arrangement associated with the prior sale of one of our projects, which we recorded as revenue during the three months ended June 30, 2021. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our indemnification arrangements.

The following table reflects the changes in our contract assets, which we classify as “Accounts receivable unbilled, net” and our contract liabilities, which we classify as “Deferred revenue,” for the six months ended June 30, 2022 (in thousands):

	June 30, 2022	December 31, 2021	Six Month Change
Accounts receivable unbilled, net (1)	$46,926	$46,113	$813	2%
Deferred revenue (2)	$505,642	$297,811	$207,831	70%
——————————
(1)Includes $11.5 million and $20.8 million of noncurrent accounts receivable unbilled, net classified as “Other assets” on our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

(2)Includes $278.2 million and $95.9 million of noncurrent deferred revenue classified as “Other liabilities” on our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

During the six months ended June 30, 2022, our contract liabilities increased by $207.8 million primarily due to advance payments received for sales of solar modules in the current period, partially offset by the recognition of revenue for sales of solar modules for which payment was received in 2021. During the six months ended June 30, 2022 and 2021, we recognized revenue of $114.4 million and $111.6 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

As of June 30, 2022, we had entered into contracts with customers for the future sale of 37.3 GWDC of solar modules for an aggregate transaction price of $10.0 billion, which we expect to recognize as revenue through 2026 as we transfer control of the modules to the customers. Such aggregate transaction price excludes estimates of variable consideration for certain contracts with customers that are associated with future module technology improvements, including new product designs and enhancements to certain energy related attributes. Certain other price adjustments associated with the proposed extension of the U.S. investment tax credit (“ITC”), sales freight, and potential changes to certain commodity prices have also been excluded. While our contracts with customers typically represent firm purchase commitments, these contracts may be subject to amendments made by us or requested by our customers. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

12. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales (1)	$446	$173	$944	$81
Selling, general and administrative (1)	4,754	4,737	7,328	9,252
Research and development (2)	561	520	992	(788)
Production start-up	3	—	3	—
Total share-based compensation expense	$5,764	$5,430	$9,267	$8,545
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

Share-based compensation expense capitalized in inventory and PV solar power systems was $0.7 million as of June 30, 2022 and December 31, 2021. As of June 30, 2022, we had $29.2 million of unrecognized share-based compensation expense related to unvested restricted and performance units, which we expect to recognize over a weighted-average period of approximately 1.5 years.

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

13. Income Taxes

Our effective tax rate was 83.7% and 18.6% for the six months ended June 30, 2022 and 2021, respectively. The increase in our effective tax rate was primarily driven by higher losses in certain jurisdictions for which no tax benefit could be recorded, the remeasurement of our net deferred tax assets in Vietnam as a result of the new long-term tax incentive described below, the effect of tax law changes associated with the foreign tax credit (“FTC”) regulations described below, and lower relative amounts of income earned in foreign jurisdictions with lower tax rates. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to higher losses in certain jurisdictions for which no tax benefit could be recorded, the remeasurement of our net deferred tax assets in Vietnam mentioned above, the effect of the FTC regulations described below, and changes in our deferred income taxes related to our Malaysian tax holiday.

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

Our Vietnamese subsidiary had previously been granted a tax incentive that provided a two-year tax exemption, which began in 2020, and reduced annual tax rates through the end of 2025. In May 2022, our Vietnamese subsidiary was granted a new long-term tax incentive that provides an additional two-year tax exemption and reduced annual tax rates through 2036, conditional upon our continued compliance with certain revenue and research and development (“R&D”) spending thresholds, which we are currently in compliance with and expect to continue to comply with through the expiration of the tax holiday.

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

14. Net Income per Share

The calculation of basic and diluted net income per share for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic net income per share
Numerator:
Net income	$55,805	$82,449	$12,550	$292,120
Denominator:
Weighted-average common shares outstanding	106,586	106,313	106,500	106,201

Diluted net income per share
Denominator:
Weighted-average common shares outstanding	106,586	106,313	106,500	106,201
Effect of restricted stock and performance units	470	523	465	665
Weighted-average shares used in computing diluted net income per share	107,056	106,836	106,965	106,866

Net income per share:
Basic	$0.52	$0.78	$0.12	$2.75
Diluted	$0.52	$0.77	$0.12	$2.73

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2022 and 2021 as such shares would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Anti-dilutive shares	45	—	45	—

15. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2022 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2021	$(89,452)	$(8,036)	$1,126	$(96,362)
Other comprehensive loss before reclassifications	(24,386)	(41,415)	(6,267)	(72,068)
Amounts reclassified from accumulated other comprehensive loss	(3,909)	—	(1,453)	(5,362)
Net tax effect	—	1,927	1,635	3,562
Net other comprehensive loss	(28,295)	(39,488)	(6,085)	(73,868)
Balance as of June 30, 2022	$(117,747)	$(47,524)	$(4,959)	$(170,230)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Foreign currency translation adjustment:
Foreign currency translation adjustment	Gain on sales of businesses, net	$3,756	$—	$3,756	$—
Foreign currency translation adjustment	Other (expense) income, net	158	—	153	(475)
Total foreign currency translation adjustment		3,914	—	3,909	(475)
Unrealized gain on marketable securities and restricted marketable securities	Other (expense) income, net	—	—	—	11,696
Unrealized gain (loss) on derivative instruments:
Foreign exchange forward contracts	Cost of sales	893	(799)	1,453	(1,928)
Commodity swap contracts	Cost of sales	—	220	—	213
Total unrealized gain (loss) on derivative instruments		893	(579)	1,453	(1,715)
Total gain (loss) reclassified		$4,807	$(579)	$5,362	$9,506

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

The following tables provide a reconciliation of certain financial information for our reportable segment to information presented in our condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 and as of June 30, 2022 and December 31, 2021 (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Modules	Other	Total	Modules	Other	Total
Net sales	$607,445	$13,510	$620,955	$542,956	$86,224	$629,180
Gross profit (loss)	31,167	(54,367)	(23,200)	109,347	64,771	174,118
Depreciation and amortization expense	57,810	2,355	60,165	56,688	3,051	59,739

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Modules	Other	Total	Modules	Other	Total
Net sales	$962,326	$25,669	$987,995	$1,077,626	$354,928	$1,432,554
Gross profit (loss)	42,356	(54,093)	(11,737)	209,787	149,098	358,885
Depreciation and amortization expense	114,009	5,201	119,210	107,412	6,148	113,560

	June 30, 2022			December 31, 2021
	Modules	Other	Total	Modules	Other	Total
Goodwill	$14,462	$—	$14,462	$14,462	$—	$14,462

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: the length and severity of the ongoing COVID-19 (novel coronavirus) outbreak, including its impacts across our businesses on demand, manufacturing operations, construction activities associated with our expanding manufacturing capacity, O&M, financing, and our global supply chains, actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impacts, and the ability of our customers, suppliers, equipment vendors, and other counterparties to fulfill their contractual obligations to us; effects resulting from certain module manufacturing changes; our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties, solar module technology and cost reduction roadmaps, restructuring, product reliability, investments, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; the impact of public policies, such as tariffs or other trade remedies imposed on solar cells and modules; the potential impact of proposed legislation intended to encourage renewable energy investments through tax credits; effects resulting from pending litigation; our ability to expand manufacturing capacity worldwide; the impact of supply chain disruptions, further exacerbated by the COVID-19 pandemic, that may affect the procurement of raw materials used in our manufacturing process and the distribution of our modules; research and development (“R&D”) programs and our ability to improve the wattage of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” “contingent,” and the negative or plural of these words, and other comparable terminology.

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

Certain of our financial results and other key operational developments for the three months ended June 30, 2022 include the following:

•Net sales for the three months ended June 30, 2022 decreased by 1% to $621.0 million compared to $629.2 million for the same period in 2021. The decrease was primarily driven by the prior period settlement of an outstanding indemnification arrangement associated with the sale of one of our projects and a lower average selling price per watt, partially offset by an increase in the volume of modules sold to third parties. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for further discussion of our indemnification arrangements.

•Gross profit for the three months ended June 30, 2022 decreased 31.4 percentage points to (3.7)% from 27.7% for the same period in 2021. The decrease in gross profit was primarily due to a decrease in the average selling price per watt of our modules, the prior period settlement of the indemnification matter mentioned above, an impairment loss for our Luz del Norte PV solar power plant, and an increase in sales freight, partially offset by the higher volume of modules sold. See Note 5. “Consolidated Balance Sheet Details” to our condensed consolidated financial statements for further discussion of the impairment of our Luz del Norte project.

•As of June 30, 2022, we had 8.4 GWDC of total installed Series 6 nameplate production capacity across all our facilities. We produced 2.2 GWDC of solar modules during the three months ended June 30, 2022, which represented a 12% increase in Series 6 module production from the same period in 2021. The increase in production was primarily driven by higher throughput at our manufacturing facilities. We expect to produce between 8.5 GWDC and 9.0 GWDC of Series 6 and Series 6 Plus modules during 2022.

•In May 2022, we entered into various agreements with certain subsidiaries of PAG for the sale of our Japan project development business. In June 2022, we completed the sale for an aggregate purchase price of ¥66.4 billion ($488.4 million), subject to certain customary post-closing adjustments. On the closing date, we received proceeds of ¥44.1 billion ($324.5 million) and transferred cash and restricted cash of ¥8.4 billion ($61.9 million) to PAG. As a result of this transaction, we recognized a gain of $245.4 million, net of transaction costs, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations. In May 2022, we also entered into an agreement with PAG for the sale of our Japan O&M business. The completion of this transaction is contingent upon the achievement of certain customary closing conditions. Assuming satisfaction of such closing conditions, we expect this portion of the sale to be completed in the second half of 2022.

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

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. This competition may result in an environment in which pricing falls rapidly, thereby potentially increasing demand for solar energy solutions but constraining the ability for project developers and module manufacturers to sustain meaningful and consistent profitability. Although module average selling prices in many global markets have declined for several years, recent module spot pricing has increased, in part, due to elevated commodity and freight costs. For example, polysilicon pricing has been on the rise and, in June 2022, reached its highest level in the past decade due to higher energy prices and reduced operating capacities of silicon metal production in China and rising global demand for polysilicon. Several other commodities, including aluminum, steel, natural gas, and lumber have recently experienced significant price volatility. While the duration of this elevated period of pricing is uncertain, module average selling prices in global markets are expected to continue to decline in the long-term.

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

We face intense competition from manufacturers of crystalline silicon solar modules. Solar module manufacturers compete with one another on sales price per watt, which may be influenced by several module value attributes, including wattage (through a larger form factor or an improved conversion efficiency), energy yield, degradation, sustainability, and reliability. Sales price per watt may also be influenced by warranty terms and customer payment terms. While conventional solar modules, including the solar modules we currently produce, are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, most module manufacturers offer bifacial modules that also capture diffuse irradiance on the back side of a module. Bifaciality compromises nameplate efficiency, but by converting both front and rear side irradiance, such technology may improve the overall energy production of a module relative to nameplate efficiency when applied in certain applications, which could potentially lower the overall levelized cost of electricity (“LCOE”) of a system when compared to systems using conventional solar modules, including the modules we currently produce. Additionally, certain module manufacturers have introduced n-type mono-crystalline modules, such as tunnel oxide passivated contact modules, which are expected to provide certain improvements to module efficiency, temperature coefficient, and bifacial performance, and claim to provide certain degradation advantages compared to other mono-crystalline modules.

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

Our business is evolving worldwide and is shaped by the varying ways in which our offerings can be compelling and economically viable solutions to energy needs in various markets. In addressing electricity demands, we are focused on providing utility-scale module offerings in key geographic markets that we believe have a compelling need for mass-scale PV solar electricity, including markets throughout the United States, India, Europe, and Japan. We closely evaluate and monitor the appropriate level of resources required to support such markets and their associated sales opportunities. When deployed in utility-scale applications, our modules provide energy at a lower LCOE compared to traditional forms of energy generation, making them an attractive alternative to or replacement for aging fossil fuel-based generation resources. Accordingly, future retirements of coal generation plants represent a significant increase in the potential market for solar energy.

This focus on utility-scale module offerings exists within a current market environment that includes rooftop and distributed generation solar. We believe that utility-scale solar will continue to be a compelling offering for companies with technology and cost leadership and will continue to represent an increasing portion of the overall electricity generation mix. However, our module offerings in certain markets may be driven, in part, by future demand for rooftop and distributed generation solar solutions. For example, we continue to evaluate opportunities to develop and leverage other solar cell technologies in multi-junction applications that utilize our thin film CdTe semiconductor as the base layer. We believe such applications have the potential to improve module conversion efficiency up to 25% in the mid-term.

Demand for our solar energy solutions depends, in part, on market factors outside our control. For example, many governments have proposed policies or support programs intended to encourage renewable energy investments to achieve decarbonization objectives and/or establish greater energy independence. While we compete in many markets that do not require solar-specific government subsidies or support programs, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for our solar modules. Recently proposed government support programs include the following:

•United States. Legislation was recently introduced in the U.S. Congress to incentivize domestic solar manufacturing and accelerate the transition to clean energy by providing tax credits for U.S. solar manufacturers and project developers. Among other things, such proposed legislation is expected to (i) extend the ITC up to 40% for 10 years for solar projects that satisfy certain domestic content, labor, and wage requirements; (ii) introduce certain refundable tax credits for solar module components manufactured in the U.S.; (iii) revive certain tax credits for capital investments in the manufacturing of solar module components; and (iv) expand the scope of production tax credits for energy storage projects. At this time, it is unclear whether and to what extent such measures will be enacted into law. If such legislation is successfully signed into law, or other similar policies or support programs are enacted, it could positively impact our business, financial condition, and results of operations.

•India. In early 2022, the government of India announced an expansion to its Production Linked Incentive (“PLI”) scheme to INR 195 billion ($2.5 billion), which is intended to promote the manufacturing of high efficiency solar modules in India and to reduce India’s dependency on foreign imports of solar modules. Under the PLI scheme, manufacturers are selected through a competitive bid process and receive certain cash incentives over a five-year period following the commissioning of their manufacturing facilities. Such incentives are expected to be based on, among other things, the efficiency and temperature coefficient of the modules produced, the value of raw materials sourced from the domestic market, the extent to which the manufacturer’s operations are fully integrated within India, and the quantity of modules sold from such manufacturing operations. At this time, it is uncertain whether and to what extent we may qualify for such incentives.

Demand for our solar energy solutions also depends on domestic or international trade policies and government regulations, which may be proposed, revised, and/or enacted across short- and long-term time horizons with varying degrees of impact to our net sales, profit, and manufacturing operations. Changes in these policies and regulations could adversely impact the competitive landscape of solar markets, which could reduce demand for our solar modules. Recent revisions or proposed changes to trade policy and government regulations include the following:

•United States. In June 2022, the U.S. President authorized the U.S. Secretary of Commerce to provide a 24-month antidumping and countervailing duty tariff exemption for imported solar panels from certain Southeast Asian countries. For more information about this development, see Item 1A. “Risk Factors.” Separately, the U.S. President also authorized the use of the Defense Production Act (“DPA”) to expand domestic production of clean energy technologies. At this time, it is uncertain what impact, if any, these developments will have on future investments in solar module manufacturing in the United States.

•United States. In June 2022, the U.S. Supreme Court issued a ruling in West Virginia, et al. v. Environmental Protection Agency, et al., which limited the Environmental Protection Agency’s (“EPA”) ability to regulate greenhouse gas (“GHG”) emissions under the Clean Air Act using a “generation shifting” approach from coal-fired power plants to renewable energy sources over time. At this time, it is unclear what effect this ruling will have on future EPA regulation of GHG emissions, the U.S. President’s climate change initiatives, internationally agreed-upon climate goals, the extent and timing of future coal plant retirements in the United States, and/or future investments in renewable energy.

•India. In May 2022, the government of India, through its Ministry of Environment, Forest and Climate Change and Ministry of New and Renewable Energy (“MNRE”), proposed legislation intended to regulate electronic waste (“e-waste”). Among other things, such proposed legislation expands the scope of India’s existing e-waste regulations to include PV solar modules, including certain recycling obligations for solar module manufacturers, and limits the use of certain hazardous substances, such as cadmium. The MNRE has engaged various stakeholders, including First Solar, in an effort to propose modifications intended to closely align this policy with the European Union’s Waste Electrical and Electronic Equipment Directive. At this time, it is unclear whether and to what extent such policy will be enacted into law. If such legislation is successfully signed into law without modification, it could negatively impact our business, financial condition, and results of operations.

Our ability to provide solar modules on economically attractive terms is also affected by the availability and cost of logistics services associated with the procurement of raw materials or equipment used in our manufacturing process and the shipping, handling, storage, and distribution of our modules. For example, the cost of ocean freight throughout many parts of the world remains at elevated levels due to the limited availability of shipping containers, port congestion, cancellations of shipments by logistics providers, and elevated fuel costs. Such factors may disrupt our supply chain and adversely impact our manufacturing operations as several of our key raw materials and components are either single-sourced or sourced from a limited number of international suppliers. Due to ongoing schedule reliability issues with many ships, we are adjusting our shipping plans to include additional lead time for module deliveries and utilizing our U.S. distribution network to better meet our customer commitments. We are also employing module contract structures that provide additional consideration to us if the cost of logistics services exceeds a defined threshold. Additionally, our manufacturing capacity expansions in the U.S. and India are expected to bring manufacturing activities closer to customer demand, further mitigating our exposure to the cost of ocean freight. While it is currently unclear how long these issues will persist, they may be further exacerbated by the disruption of major shipping routes or other economic disruptions caused by the COVID-19 pandemic.

We generally price and sell our solar modules on a per watt basis. As of June 30, 2022, we had entered into contracts with customers for the future sale of 37.3 GWDC of solar modules for an aggregate transaction price of $10.0 billion, which we expect to recognize as revenue through 2026 as we transfer control of the modules to the customers. Such volume includes contracts for the sale of 20.5 GWDC of solar modules that include transaction price adjustments associated with future module technology improvements, including new product designs and enhancements to certain energy related attributes. Based on these potential technology improvements, the contracted module volumes as of June 30, 2022, and the expected timing of module deliveries, such adjustments, if realized, could result in additional revenue of up to $0.4 billion, the majority of which would be recognized in 2024 and 2025. In addition to these price adjustments, certain of our contracts with customers may also include favorable price adjustments for the proposed extension of the U.S. investment tax credit and sales freight described above. Such contracts may also include price adjustments related to potential changes to certain commodity prices.

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

In response to the COVID-19 pandemic, governmental authorities have recommended or ordered the limitation or cessation of certain business or commercial activities in jurisdictions in which we do business or have operations. While some of these orders permit the continuation of essential business operations, or permit the performance of minimum business activities, these orders are subject to continuous revision or may be revoked or superseded, or our understanding of the applicability of these orders and exemptions may change at any time. As a result, we may at any time be ordered by governmental authorities, or we may determine, based on our understanding of the recommendations or orders of governmental authorities or the availability of our personnel, that we have to curtail or cease business operations or activities altogether, including manufacturing, fulfillment, R&D activities, the implementation of our technology roadmap, or construction activities associated with our expanding manufacturing capacity. At this time, such limitations have had a minimal effect on our manufacturing facilities, and we have implemented a wide range of safety measures intended to enable the continuity of our operations and inhibit the spread of COVID-19 at our manufacturing, administrative, and other sites and facilities. While we continue to work with relevant government agencies in Malaysia and Vietnam to allow the essential travel of personnel that support the implementation of our technology roadmap, such implementation may be delayed due to travel restrictions, quarantine requirements, other government orders, or increases in COVID-19 infection rates. Refer to the Risk Factors for more information related to impacts of COVID-19 on our business.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	103.7%	72.3%	101.2%	74.9%
Gross (loss) profit	(3.7)%	27.7%	(1.2)%	25.1%
Selling, general and administrative	6.3%	5.8%	7.7%	6.2%
Research and development	4.1%	3.8%	5.3%	3.1%
Production start-up	2.1%	0.3%	2.1%	0.9%
Gain on sales of businesses, net	39.5%	(0.3)%	25.0%	10.4%
Operating income	23.3%	17.5%	8.8%	25.3%
Foreign currency loss, net	(0.5)%	(0.2)%	(0.7)%	(0.3)%
Interest income	0.5%	0.2%	0.5%	0.2%
Interest expense, net	(0.5)%	(0.7)%	(0.6)%	(0.5)%
Other (expense) income, net	(0.3)%	(0.5)%	(0.2)%	0.4%
Income tax expense	(13.5)%	(3.2)%	(6.5)%	(4.7)%
Net income	9.0%	13.1%	1.3%	20.4%

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

Net sales

We generally price and sell our solar modules on a per watt basis. During the three and six months ended June 30, 2022, we sold the majority of our solar modules to developers and operators of systems in the United States, and substantially all of our modules business net sales were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Net sales from our residual business operations primarily consists of revenue recognized for sales of development projects or completed systems, including any modules installed in such systems and any revenue from energy generated by such systems. In certain prior periods, our residual business operations also included EPC services we provided to third parties.

The following table shows net sales by reportable segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Six Month Change
Modules	$607,445	$542,956	$64,489	12%	$962,326	$1,077,626	$(115,300)	(11)%
Other	13,510	86,224	(72,714)	(84)%	25,669	354,928	(329,259)	(93)%
Net sales	$620,955	$629,180	$(8,225)	(1)%	$987,995	$1,432,554	$(444,559)	(31)%

Net sales from our modules segment increased $64.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to a 27% increase in the volume of watts sold, partially offset by a 12% decrease in the average selling price per watt. Net sales from our residual business operations decreased $72.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to the prior period settlement of an outstanding indemnification arrangement associated with the sale of one of our projects. Under the terms of the indemnification arrangement, we received $65.1 million for our portion of the settlement payment, which we recorded as revenue in the prior period. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our indemnification arrangements.

Net sales from our modules segment decreased $115.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to a 13% decrease in the average selling price per watt, partially offset by a 3% increase in the volume of watts sold. Net sales from our residual business operations decreased $329.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to sales of certain projects in the United States in the prior period and the settlement of the indemnification matter in the prior period described above.

Cost of sales

Our modules business cost of sales includes the cost of raw materials and components for manufacturing solar modules, such as glass, transparent conductive coatings, CdTe and other thin film semiconductors, laminate materials, connector assemblies, edge seal materials, and frames. In addition, our cost of sales includes direct labor for the manufacturing of solar modules and manufacturing overhead, such as engineering, equipment maintenance, quality and production control, and information technology. Our cost of sales also includes depreciation of manufacturing plant and equipment, facility-related expenses, environmental health and safety costs, and costs associated with shipping, warranties, and solar module collection and recycling (excluding accretion). Cost of sales for our residual business operations primarily consists of project-related costs, such as development costs (legal, consulting, transmission upgrade, interconnection, permitting, and other similar costs), EPC costs (consisting primarily of solar modules, inverters, electrical and mounting hardware, project management and engineering, and construction labor), and site-specific costs.

The following table shows cost of sales by reportable segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Six Month Change
Modules	$576,278	$433,609	$142,669	33%	$919,970	$867,839	$52,131	6%
Other	67,877	21,453	46,424	216%	79,762	205,830	(126,068)	(61)%
Total cost of sales	$644,155	$455,062	$189,093	42%	$999,732	$1,073,669	$(73,937)	(7)%
% of net sales	103.7%	72.3%			101.2%	74.9%

Cost of sales increased $189.1 million, or 42%, and increased 31.4 percentage points as a percent of net sales for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in cost of sales was driven by a $142.7 million increase in our modules segment cost of sales primarily due to higher costs of $109.5 million from an increase in the volume of modules sold and higher sales freight of $31.4 million. The increase in cost of sales was also driven by a $46.4 million increase in our residual business operations cost of sales primarily due to the impairment loss in the current period for our Luz del Norte PV solar power plant, partially offset by sales of certain projects in the United States in the prior period. See Note 5. “Consolidated Balance Sheet Details” to our condensed consolidated financial statements for discussion of the impairment of our Luz del Norte project.

Cost of sales decreased $73.9 million, or 7%, and increased 26.3 percentage points as a percent of net sales for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in cost of sales was driven by a $126.1 million decrease in our residual business operations cost of sales primarily due to sales of certain projects in the United States in the prior period, partially offset by the impairment loss for our Luz del Norte PV solar power plant described above. The decrease in cost of sales was partially offset by a $52.1 million increase in our modules segment cost of sales primarily due to higher sales freight of $52.4 million and higher costs of $22.7 million from an increase in the volume of modules sold, partially offset by continued module cost reductions, which decreased cost of sales by $21.4 million, and manufacturing related charges of $7.3 million in the prior period associated with the ongoing COVID-19 pandemic.

Gross (loss) profit

Gross (loss) profit may be affected by numerous factors, including the selling prices of our modules and the selling prices of projects and services included in our residual business operations, our manufacturing costs, project development costs, the capacity utilization of our manufacturing facilities, and foreign exchange rates. Gross (loss) profit may also be affected by the mix of net sales from our modules business and residual business operations.

The following table shows gross (loss) profit for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Six Month Change
Gross (loss) profit	$(23,200)	$174,118	$(197,318)	(113)%	$(11,737)	$358,885	$(370,622)	(103)%
% of net sales	(3.7)%	27.7%			(1.2)%	25.1%

Gross profit decreased 31.4 percentage points to (3.7)% during the three months ended June 30, 2022 from 27.7% during the three months ended June 30, 2021 primarily due to a decrease in the average selling price per watt of our modules, the $65.1 million prior period indemnification matter described above, the impairment loss in the current period for our Luz del Norte PV solar power plant described above, and an increase in sales freight, partially offset by the higher volume of modules sold.

Gross profit decreased 26.3 percentage points to (1.2)% during the six months ended June 30, 2022 from 25.1% during the six months ended June 30, 2021 primarily due to a decrease in the average selling price per watt of our modules, the impairment of our Luz del Norte PV solar power plant described above, the higher volume of projects sold during the prior period, the indemnification matter described above, and an increase in sales freight, partially offset by continued module cost reductions.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Six Month Change
Selling, general and administrative	$38,894	$36,346	$2,548	7%	$75,622	$88,433	$(12,811)	(14)%
% of net sales	6.3%	5.8%			7.7%	6.2%

Selling, general and administrative expense for the three months ended June 30, 2022 was consistent with the three months ended June 30, 2021. Selling, general and administrative expense for the six months ended June 30, 2022 decreased compared to the six months ended June 30, 2021 primarily due to a decrease in employee compensation expense driven by reductions in headcount from the sales of our North American O&M operations and U.S. project development business in the prior period, lower professional fees, lower expected credit losses for our accounts receivable, and higher charges for impairments of certain project assets in the prior period.

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

The following table shows research and development expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Six Month Change
Research and development	$25,229	$23,935	$1,294	5%	$52,337	$43,808	$8,529	19%
% of net sales	4.1%	3.8%			5.3%	3.1%

Research and development expense for the three months ended June 30, 2022 increased compared to the three months ended June 30, 2021 primarily due to higher employee compensation expense resulting from increases in headcount and increased material and module testing costs.

Research and development expense for the six months ended June 30, 2022 increased compared to the six months ended June 30, 2021 primarily due to increased material and module testing costs, lower share-based compensation expense in the prior period driven by the forfeiture of unvested shares by our former Chief Technology Officer, who retired in March 2021, and increased freight costs.

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

The following table shows production start-up expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Six Month Change
Production start-up	$13,231	$1,715	$11,516	>100%	$20,569	$13,069	$7,500	57%
% of net sales	2.1%	0.3%			2.1%	0.9%

During the three and six months ended June 30, 2022, we incurred production start-up expense primarily for our third manufacturing facility in the U.S. and for certain manufacturing upgrades at our Malaysian facilities. During the six months ended June 30, 2021, we incurred production start-up expense primarily for the transition to Series 6 module manufacturing at our second facility in Kulim, Malaysia, which commenced commercial production in early 2021.

Gain on sales of businesses, net

The following table shows gain on sales of businesses, net for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Six Month Change
Gain on sales of businesses, net	$245,381	$(1,745)	$247,126	>100%	$247,288	$149,150	$98,138	66%
% of net sales	39.5%	(0.3)%			25.0%	10.4%

In May 2022, we entered into various agreements with certain subsidiaries of PAG for the sale of our Japan project development business. In June 2022, we completed the sale for an aggregate purchase price of ¥66.4 billion ($488.4 million), subject to certain customary post-closing adjustments. On the closing date, we received proceeds of ¥44.1 billion ($324.5 million) and transferred cash and restricted cash of ¥8.4 billion ($61.9 million) to PAG. As a result of this transaction, we recognized a gain of $245.4 million, net of transaction costs, during the three months ended June 30, 2022. In January 2022, we completed the sale of certain international O&M operations to a subsidiary of Clairvest for consideration of $1.9 million. As a result of this transaction, we recognized a gain of $1.6 million, net of transaction costs and post-closing adjustments, during the six months ended June 30, 2022.

In March 2021, we completed the sale of our North American O&M Operations to a subsidiary of Clairvest and received initial consideration of $146.0 million. As a result of this transaction, we recognized a gain of $117.8 million, net of transaction costs, during the six months ended June 30, 2021. In March 2021, we also completed the sale of our U.S. project development business to Leeward and received consideration of $151.4 million for the sale of such business. As a result of this transaction, we recognized a gain of $31.5 million, net of transaction costs, during the six months ended June 30, 2021.

See Note 2. “Sales of Businesses” to our condensed consolidated financial statements for further information related to these transactions.

Foreign currency loss, net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Six Month Change
Foreign currency loss, net	$(2,984)	$(1,000)	$(1,984)	198%	$(7,182)	$(3,595)	$(3,587)	100%

Foreign currency loss, net for the three and six months ended June 30, 2022 increased compared to the three and six months ended June 30, 2021 primarily due to higher costs associated with hedging activities related to our subsidiaries in India and the differences between our economic hedge positions and the underlying exposures.

Interest income

Interest income is earned on our cash, marketable securities, restricted cash, and restricted marketable securities. Interest income also includes interest earned from late customer payments.

The following table shows interest income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Six Month Change
Interest income	$2,880	$1,288	$1,592	124%	$5,205	$2,244	$2,961	132%

Interest income for the three and six months ended June 30, 2022 increased compared to the three and six months ended June 30, 2021 primarily due to higher interest rates on restricted marketable securities, time deposits, and cash, partially offset by lower average balances associated with marketable securities.

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

The following table shows interest expense, net for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Six Month Change
Interest expense, net	$(3,236)	$(4,623)	$1,387	(30)%	$(6,101)	$(7,619)	$1,518	(20)%

Interest expense, net for the three and six months ended June 30, 2022 decreased compared to the three and six months ended June 30, 2021 primarily due to changes in the fair value of interest rate swap contracts in the prior period, which did not qualify for hedge accounting, lower interest expense associated with project debt, and lower amortization of debt discounts and issuance costs in the current period.

Other (expense) income, net

Other (expense) income, net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted marketable securities.

The following table shows other (expense) income, net for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Six Month Change
Other (expense) income, net	$(1,883)	$(3,247)	$1,364	(42)%	$(2,095)	$5,201	$(7,296)	140%

Other expense, net for the three months ended June 30, 2022 was consistent with the three months ended June 30, 2021. Other expense, net for the six months ended June 30, 2022 increased compared to the six months ended June 30, 2021 primarily due to higher realized gains from sales of restricted marketable securities in the prior period.

Income tax expense

Income tax expense or benefit, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions in which we operate, principally Japan, Malaysia, and Vietnam. Significant judgments and estimates are required to determine our consolidated income tax expense. The statutory federal corporate income tax rate in the United States is 21%, and the tax rates in Japan, Malaysia, and Vietnam are 30.6%, 24%, and 20%, respectively. In Malaysia, we have been granted a long-term tax holiday, scheduled to expire in 2027, pursuant to which substantially all of our income earned in Malaysia is exempt from income tax, conditional upon our continued compliance with certain employment and investment thresholds. In Vietnam, we have been granted a long-term tax incentive, scheduled to expire at the end of 2036, pursuant to which income earned in Vietnam is subject to reduced annual tax rates, conditional upon our continued compliance with certain revenue and R&D spending thresholds.

The following table shows income tax expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Six Month Change
Income tax expense	$(83,799)	$(20,346)	$(63,453)	312%	$(64,300)	$(66,836)	$2,536	(4)%
Effective tax rate	60.0%	19.8%			83.7%	18.6%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period. Income tax expense increased by $63.5 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to losses in certain jurisdictions for which no tax benefit could be recorded, higher pretax income in the current period, and the remeasurement of our net deferred tax assets in Vietnam as a result of a new long-term tax incentive granted in May 2022. Income tax expense decreased by $2.5 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to lower pretax income in the current period, partially offset by losses in certain jurisdictions for which no tax benefit could be recorded and the remeasurement of our net deferred tax assets in Vietnam mentioned above.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe the judgments and estimates involved in accrued solar module collection and recycling, product warranties, accounting for income taxes, and long-lived asset impairments have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our accounting policies during the six months ended June 30, 2022.

Recent Accounting Pronouncements

None.

Liquidity and Capital Resources

As of June 30, 2022, we believe that our cash, marketable securities, cash flows from operating activities, and contracts with customers for the future sale of solar modules will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. As necessary, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, such as construction activities and purchases of manufacturing equipment for our manufacturing facility in India. However, our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to company-specific, industry-wide, or broader market concerns. Any incremental debt financings could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans. Additionally, given the duration of these and other capital investments and the currency risk relative to the U.S. dollar in certain international markets in which we operate, we continue to explore local financing alternatives. Should these financing alternatives be unavailable or too cost prohibitive, we could be exposed to significant currency risk and our liquidity could be adversely impacted.

As of June 30, 2022 and December 31, 2021, we had $1.8 billion in cash and marketable securities. Cash receipts from module sales, proceeds from the sale of our Japan project development business, and net proceeds from sales and maturities of marketable securities were offset by purchases of property, plant and equipment, expenditures for the construction of certain projects in Japan, and other operating expenditures. As of June 30, 2022, $1.0 billion of our cash and marketable securities was held by our foreign subsidiaries and was primarily based in U.S. dollar, Japanese yen, and Indian rupee denominated holdings.

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

We continually evaluate forecasted global demand and seek to balance our manufacturing capacity with such demand. We previously announced our plans to invest approximately $1.4 billion to expand our solar manufacturing capacity by 6.6 GWDC by constructing our third manufacturing facility in the U.S. and our first manufacturing facility in India. These new facilities are currently under construction and are expected to commence operations in the first half of 2023 and the second half of 2023, respectively. In addition, we continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage (or conversion efficiency), and improving manufacturing yield losses. During 2022, we expect to spend $0.9 billion to $1.1 billion for capital expenditures, including the new facilities mentioned above and upgrades to machinery and equipment that we believe will further increase our module wattage and expand capacity and throughput at our manufacturing facilities.

We have also committed and expect to commit significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing costs. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass and cover glass for our PV solar modules. Our remaining purchases under these supply agreements are expected to be approximately $1.6 billion of substrate glass and approximately $346 million of cover glass. We have the right to terminate these agreements upon payment of specified termination penalties (which, in aggregate, are up to $292 million as of June 30, 2022 and decline over the remaining supply periods).

We have also committed certain financial resources to fulfill our solar module collection and recycling obligations, and have established a trust under which these funds are put into custodial accounts with an established and reputable bank. As of June 30, 2022, such funds were comprised of restricted marketable securities of $200.3 million and restricted cash balances of $4.0 million. As of June 30, 2022, our module collection and recycling liability was $134.1 million. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we adjust the funded amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

As of June 30, 2022, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Cash Flows

The following table summarizes key cash flow activity for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(50,821)	$(102,229)
Net cash provided by investing activities	138,287	470,088
Net cash provided by (used in) financing activities	125,616	(9,090)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	39,934	906
Net increase in cash, cash equivalents and restricted cash	$253,016	$359,675

Operating Activities

The decrease in net cash used in operating activities was primarily driven by higher cash receipts from module sales in the current period and higher operating expenditures in the prior period, partially offset by higher expenditures for the construction of certain projects in Japan and certain advance payments for raw materials in the current period.

Investing Activities

The decrease in net cash provided by investing activities was primarily due to higher purchases of property, plant and equipment, lower net sales and maturities of marketable securities and restricted marketable securities, and proceeds from the sales of our North American O&M operations and U.S. project development business in the prior period, partially offset by proceeds from the sale of our Japan project development business in the current period.

Financing Activities

The increase in net cash provided by financing activities was primarily due to higher net borrowings under project specific debt financings for the construction of certain projects in Japan. Such project specific debt financings were assumed by PAG when we completed the sale of our Japan project development business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022.

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

Although we believe that solar energy will experience widespread adoption in those applications where it competes economically with traditional forms of energy without any support programs, in certain markets our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Federal, state, and local governmental bodies in many countries have provided subsidies in the form of feed-in-tariff structures, rebates, tax incentives, and other incentives to end users, distributors, system integrators, and manufacturers of PV solar products. Many of these support programs expire, phase out over time, require renewal by the applicable authority, or may be amended. To the extent these support programs are reduced earlier than previously expected, are changed retroactively, or are not renewed, such changes could negatively impact demand and/or price levels for our solar modules, lead to a reduction in our net sales, and adversely impact our operating results. Another consideration is the effect of governmental land-use planning policies and environmental policies on utility-scale PV solar development. The adoption of restrictive land-use designations or environmental regulations that proscribe or restrict the siting of utility-scale solar facilities could adversely affect the marginal cost of such development.

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

For example, the United States currently imposes different types of tariffs and/or other trade remedies on certain imported crystalline silicon PV modules and cells from various countries. In February 2022, the U.S. President proclaimed a four-year extension of a global safeguard measure imposed pursuant to Section 201 of the Trade Act of 1974 that provides for tariffs on imported crystalline silicon solar modules and a tariff-rate quota on imported crystalline silicon solar cells. Thin film solar cell products, such as our CdTe technology, are specifically excluded from the tariffs. Moreover, the extension measure does not apply tariffs to imports of bifacial modules. The extension measure imposes a 14.75% tariff in the first year, which is scheduled to phase down annually in 0.25 percentage point increments over the four-year term. The extension measure also provides an annual tariff-rate quota, whereby tariffs apply to imported crystalline silicon solar cells above the first 5.0 GWDC of imports.

In addition, the United States currently imposes antidumping and countervailing duties on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such antidumping and countervailing duties can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce (“USDOC”), and a decline in duty rates and USDOC refusals to fully enforce U.S. antidumping and countervailing duty laws could have an adverse impact on our operating results. In March 2022, USDOC initiated inquiries concerning alleged circumvention of antidumping and countervailing duties on Chinese imports by crystalline silicon PV cells and module imports assembled and completed in Cambodia, Malaysia, Thailand, and Vietnam. In June 2022, the U.S. President declared an emergency with respect to threats to electricity generation capacity and authorized the U.S. Secretary of Commerce to consider permitting the importation of crystalline silicon PV products from those four countries free of antidumping and countervailing duties for 24 months, or until the emergency has terminated. USDOC has issued proposed regulations designed to implement that moratorium on antidumping and countervailing duties in the event that it finds circumvention with respect to crystalline silicon PV products assembled and completed in those four countries. We cannot predict what further actions USDOC will take with respect to these circumvention inquiries. Our operating results could be adversely impacted if USDOC makes negative circumvention determinations or refrains from imposing antidumping and countervailing duties on imports covered by affirmative circumvention determinations. Conversely, affirmative circumvention determinations could positively impact our operating results, including if they result in immediate imposition of antidumping and countervailing duty cash deposit requirements.

Moreover, the United States currently imposes tariffs on various articles imported from China at a rate of 25%, including crystalline silicon solar cells and modules, based on an investigation under Section 301 of the Trade Act of 1974. In May 2022, the Office of the United States Trade Representative initiated a statutory four-year review of those tariff actions, which could result in the termination or modification of the tariffs. The review remains pending, and we cannot predict its outcome. Our operating results could be adversely impacted if the review results in a termination or reduction in tariffs on crystalline silicon solar cells and modules from China.

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

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Registration Statement on Form S-1 filed on October 25, 2006)
3.2	Amended and Restated Bylaws of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Form 8-K filed on July 23, 2021)
10.1*+§	Business Purchase and Sale Agreement, dated May 12, 2022, among First Solar Japan GK, PAG Renewables Holding Pte. Ltd. and PAG Renewables FM Holding Pte. Ltd.
10.2*+§	First Amendment to Business Purchase and Sale Agreement, dated June 24, 2022, among First Solar Japan GK, PAG Renewables Holding Pte. Ltd. and PAG Renewables FM Holding Pte. Ltd.
10.3*+§
Membership Interests Purchase and Sale Agreement, dated May 12, 2022, among First Solar Japan GK, Kyoto Solar Plant L.P., Yatsubo Solar Plant L.P., Momura Solar Plant L.P., Iwaki Solar Plant L.P., Hita Solar Plant L.P., Shimo Onuki Solar Plant L.P., Orido Solar Plant L.P., Handa Solar Plant L.P. and Tochigi Solar Plant L.P.

10.4*+§
First Amendment to Membership Interests Purchase and Sale Agreement, dated June 24, 2022, among First Solar Japan GK, Kyoto Solar Plant L.P., Yatsubo Solar Plant L.P., Momura Solar Plant L.P., Iwaki Solar Plant L.P., Hita Solar Plant L.P., Shimo Onuki Solar Plant L.P., Orido Solar Plant L.P., Handa Solar Plant L.P. and Tochigi Solar Plant L.P.

10.5*+§	TK Interests Purchase and Sale Agreement, dated May 12, 2022, among TK Investco 7 Pte. Ltd., TK Investco 8 Pte. Ltd., TK Investco 10 Pte. Ltd., TK Investco 11 Pte. Ltd. and Gioia Investment Pte. Ltd.
10.6*+§
First Amendment to TK Interests Purchase and Sale Agreement, dated June 24, 2022, among TK Investco 7 Pte. Ltd., TK Investco 8 Pte. Ltd., TK Investco 10 Pte. Ltd., TK Investco 11 Pte. Ltd. and Gioia Investment Pte. Ltd.

10.7*+§	Finance Agreement between FS India Solar Ventures Private Limited and United States International Development Finance Corporation dated July 27, 2022
31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FIRST SOLAR, INC.

Date: July 28, 2022	By:	/s/ BYRON JEFFERS
	Name:	Byron Jeffers
	Title:	Chief Accounting Officer