Form 10-Q
period 2022-09-30
FIRST SOLAR, INC.
filed 2022-10-28
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

As of October 21, 2022, 106,605,610 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$628,933	$583,504	$1,616,928	$2,016,058
Cost of sales	607,951	458,924	1,607,683	1,532,593
Gross profit	20,982	124,580	9,245	483,465
Operating expenses:
Selling, general and administrative	46,368	43,476	121,990	131,909
Research and development	29,183	25,426	81,520	69,234
Production start-up	19,768	2,945	40,337	16,014
Total operating expenses	95,319	71,847	243,847	217,157
Gain on sales of businesses, net	5,984	(1,866)	253,272	147,284
Operating (loss) income	(68,353)	50,867	18,670	413,592
Foreign currency loss, net	(4,859)	(1,018)	(12,041)	(4,613)
Interest income	9,749	1,752	14,954	3,996
Interest expense, net	(2,991)	(2,958)	(9,092)	(10,577)
Other income (expense), net	4,774	(2,603)	2,679	2,598
(Loss) income before taxes	(61,680)	46,040	15,170	404,996
Income tax benefit (expense)	12,512	(837)	(51,788)	(67,673)
Net (loss) income	$(49,168)	$45,203	$(36,618)	$337,323

Net (loss) income per share:
Basic	$(0.46)	$0.43	$(0.34)	$3.18
Diluted	$(0.46)	$0.42	$(0.34)	$3.16
Weighted-average number of shares used in per share calculations:
Basic	106,596	106,320	106,532	106,241
Diluted	106,596	106,899	106,532	106,879

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(49,168)	$45,203	$(36,618)	$337,323
Other comprehensive loss:
Foreign currency translation adjustments	(12,403)	(1,915)	(40,698)	(11,341)
Unrealized loss on marketable securities and restricted marketable securities, net of tax of $697, $47, $2,624 and $1,134	(13,884)	(3,486)	(53,372)	(19,961)
Unrealized (loss) gain on derivative instruments, net of tax of $905, $153, $2,540 and $(545)	(3,333)	118	(9,418)	4,284
Other comprehensive loss	(29,620)	(5,283)	(103,488)	(27,018)
Comprehensive (loss) income	$(78,788)	$39,920	$(140,106)	$310,305

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,150,982	$1,450,654
Marketable securities	776,213	375,389
Accounts receivable trade, net	325,421	429,436
Accounts receivable unbilled, net	35,149	25,273
Inventories	810,660	666,299
Other current assets	240,325	244,192
Total current assets	3,338,750	3,191,243
Property, plant and equipment, net	3,124,079	2,649,587
PV solar power systems, net	153,915	217,293
Project assets	27,827	315,488
Deferred tax assets, net	64,101	59,162
Restricted marketable securities	182,208	244,726
Goodwill	14,462	14,462
Intangible assets, net	36,631	45,509
Inventories	239,644	237,512
Other assets	311,200	438,764
Total assets	$7,492,817	$7,413,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$188,280	$193,374
Income taxes payable	25,771	4,543
Accrued expenses	333,140	288,450
Current portion of long-term debt	5,435	3,896
Deferred revenue	235,293	201,868
Other current liabilities	28,349	34,747
Total current liabilities	816,268	726,878
Accrued solar module collection and recycling liability	120,173	139,145
Long-term debt	254,224	236,005
Other liabilities	473,815	352,167
Total liabilities	1,664,480	1,454,195
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 106,605,913 and 106,332,315 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	107	106
Additional paid-in capital	2,880,243	2,871,352
Accumulated earnings	3,147,837	3,184,455
Accumulated other comprehensive loss	(199,850)	(96,362)
Total stockholders’ equity	5,828,337	5,959,551
Total liabilities and stockholders’ equity	$7,492,817	$7,413,746

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	106,594	$107	$2,868,945	$3,197,005	$(170,230)	$5,895,827
Net loss	—	—	—	(49,168)	—	(49,168)
Other comprehensive loss	—	—	—	—	(29,620)	(29,620)
Common stock issued for share-based compensation	15	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(3)	—	(457)	—	—	(457)
Share-based compensation expense	—	—	11,755	—	—	11,755
Balance at September 30, 2022	106,606	$107	$2,880,243	$3,147,837	$(199,850)	$5,828,337

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	106,319	$106	$2,859,108	$3,007,882	$(83,461)	$5,783,635
Net income	—	—	—	45,203	—	45,203
Other comprehensive loss	—	—	—	—	(5,283)	(5,283)
Common stock issued for share-based compensation	8	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(1)	—	(67)	—	—	(67)
Share-based compensation expense	—	—	6,587	—	—	6,587
Balance at September 30, 2021	106,326	$106	$2,865,628	$3,053,085	$(88,744)	$5,830,075

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	106,332	$106	$2,871,352	$3,184,455	$(96,362)	$5,959,551
Net loss	—	—	—	(36,618)	—	(36,618)
Other comprehensive loss	—	—	—	—	(103,488)	(103,488)
Common stock issued for share-based compensation	441	1	—	—	—	1
Tax withholding related to vesting of restricted stock	(167)	—	(12,048)	—	—	(12,048)
Share-based compensation expense	—	—	20,939	—	—	20,939
Balance at September 30, 2022	106,606	$107	$2,880,243	$3,147,837	$(199,850)	$5,828,337

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	105,980	$106	$2,866,786	$2,715,762	$(61,726)	$5,520,928
Net income	—	—	—	337,323	—	337,323
Other comprehensive loss	—	—	—	—	(27,018)	(27,018)
Common stock issued for share-based compensation	554	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(208)	—	(15,877)	—	—	(15,877)
Share-based compensation expense	—	—	14,719	—	—	14,719
Balance at September 30, 2021	106,326	$106	$2,865,628	$3,053,085	$(88,744)	$5,830,075

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(36,618)	$337,323
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation, amortization and accretion	199,183	194,606
Impairments and net losses on disposal of long-lived assets	62,793	9,083
Share-based compensation	21,121	14,974
Deferred income taxes	(4,600)	(13,450)
Gain on sales of businesses, net	(253,272)	(147,284)
Gains on sales of marketable securities and restricted marketable securities	—	(11,696)
Other, net	(6,998)	(2,909)
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled	177,020	79,565
Other current assets	(28,615)	(52,275)
Inventories	(161,725)	(116,017)
Project assets and PV solar power systems	(160,300)	11,945
Other assets	(22,936)	(39,264)
Income tax receivable and payable	40,902	22,615
Accounts payable	(15,057)	879
Accrued expenses and other liabilities	282,398	(95,685)
Accrued solar module collection and recycling liability	(15,142)	10,682
Net cash provided by operating activities	78,154	203,092
Cash flows from investing activities:
Purchases of property, plant and equipment	(576,704)	(345,399)
Purchases of marketable securities and restricted marketable securities	(2,278,125)	(1,107,704)
Proceeds from sales and maturities of marketable securities and restricted marketable securities	1,870,973	1,075,768
Proceeds from sales of businesses, net of cash and restricted cash sold	363,898	300,499
Other investing activities	(2,561)	(6,453)
Net cash used in investing activities	(622,519)	(83,289)
Cash flows from financing activities:
Repayment of long-term debt	(75,896)	(38,471)
Proceeds from borrowings under long-term debt, net of discounts and issuance costs	297,405	45,138
Payments of tax withholdings for restricted shares	(12,048)	(15,877)
Net cash provided by (used in) financing activities	209,461	(9,210)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	39,866	1,687
Net (decrease) increase in cash, cash equivalents and restricted cash	(295,038)	112,280
Cash, cash equivalents and restricted cash, beginning of the period	1,455,837	1,273,594
Cash, cash equivalents and restricted cash, end of the period	$1,160,799	$1,385,874
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$163,147	$50,415
Proceeds to be received from sales of businesses	$72,689	$—

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other period. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K, which has been filed with the SEC.

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

2. Sales of Businesses

Sale of Japan Project Development Business

In May 2022, we entered into various agreements with certain subsidiaries of PAG Real Assets (“PAG”), a private investment firm, for the sale of our Japan project development business. The transaction included our approximately 293 MWDC utility-scale solar project development platform, which comprised the business of developing, contracting for the construction of, and selling utility-scale photovoltaic (“PV”) solar power systems. Additionally, PAG agreed to certain module purchase commitments.

In June 2022, we completed the sale of our Japan project development business for an aggregate purchase price of ¥66.4 billion ($488.4 million), subject to certain customary post-closing adjustments. During the nine months ended September 30, 2022, we received proceeds of ¥56.8 billion ($419.2 million) and transferred cash and restricted cash of ¥8.4 billion ($61.9 million) to PAG. As a result of this transaction, we recognized a gain of $245.2 million, net of transaction costs, during the nine months ended September 30, 2022, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

Sales of North American and International O&M Operations

In August 2020, we entered into an agreement with a subsidiary of Clairvest Group, Inc. (“Clairvest”) for the sale of our North American operations and maintenance (“O&M”) operations. In March 2021, we completed the transaction and, following certain customary post-closing adjustments, received total consideration of $149.1 million. As a result of this transaction, we recognized a gain of $115.8 million, net of transaction costs and post-closing adjustments, during the nine months ended September 30, 2021, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

In January 2022, we completed the sale of our Chilean O&M operations to a separate subsidiary of Clairvest for consideration of $1.9 million. As a result of this transaction, we recognized a gain of $1.6 million, net of transaction costs and post-closing adjustments, during the nine months ended September 30, 2022, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

In September 2022, we completed the sale of our Australian O&M operations to a separate subsidiary of Clairvest for consideration of $6.6 million, subject to certain customary post-closing adjustments. Proceeds from the transaction were received in early October 2022. As a result of this transaction, we recognized a gain of $5.1 million, net of transaction costs, during the three months ended September 30, 2022, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

In September 2022, we also completed the sale of our Japanese O&M operations to a subsidiary of PAG for consideration of ¥660.0 million ($4.6 million), subject to certain customary post-closing adjustments. As a result of this transaction, we recognized a gain of $1.2 million, net of transaction costs, during the three months ended September 30, 2022, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

Sale of U.S. Project Development Business

In January 2021, we entered into an agreement with Leeward Renewable Energy Development, LLC (“Leeward”), a subsidiary of the Ontario Municipal Employees Retirement System, for the sale of our U.S. project development business. In March 2021, we completed the transaction and received consideration of $151.4 million for the sale of such business. As a result of this transaction, we recognized a gain of $31.5 million, net of transaction costs, during the nine months ended September 30, 2021, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

3. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents:
Cash	$1,150,787	$1,450,654
Money market funds	195	—
Total cash and cash equivalents	1,150,982	1,450,654
Marketable securities:
Foreign debt	62,880	103,317
U.S. debt	56,406	18,627
Time deposits	656,927	253,445
Total marketable securities	776,213	375,389
Total cash, cash equivalents, and marketable securities	$1,927,195	$1,826,043

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 to the total of such amounts as presented in the condensed consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	September 30, 2022	December 31, 2021
Cash and cash equivalents	Cash and cash equivalents	$1,150,982	$1,450,654
Restricted cash – current	Other current assets	989	1,532
Restricted cash – noncurrent	Other assets	8,828	3,651
Total cash, cash equivalents, and restricted cash		$1,160,799	$1,455,837

During the nine months ended September 30, 2021, we sold marketable securities for proceeds of $5.5 million and realized gains of less than $0.1 million on such sales. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$62,932	$22	$64	$10	$62,880
U.S. debt	58,247	—	1,824	17	56,406
Time deposits	657,162	—	—	235	656,927
Total	$778,341	$22	$1,888	$262	$776,213

	As of December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$103,263	$81	$18	$9	$103,317
U.S. debt	19,003	10	384	2	18,627
Time deposits	253,531	—	—	86	253,445
Total	$375,797	$91	$402	$97	$375,389

The following table presents the change in the allowance for credit losses related to our available-for-sale marketable securities for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Allowance for credit losses, beginning of period	$97	$121
Provision for credit losses, net	311	329
Sales and maturities of marketable securities	(146)	(317)
Allowance for credit losses, end of period	$262	$133

The contractual maturities of our marketable securities as of September 30, 2022 were as follows (in thousands):

Fair Value
One year or less	$662,925
One year to two years	73,153
Two years to three years	31,873
Three years to four years	4,384
Four years to five years	—
More than five years	3,878
Total	$776,213

4. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Foreign government obligations	$45,448	$64,855
Supranational debt	8,625	10,997
U.S. debt	110,859	145,326
U.S. government obligations	17,276	23,548
Total restricted marketable securities	$182,208	$244,726

Our restricted marketable securities represent long-term investments to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. We have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. As of September 30, 2022 and December 31, 2021, such custodial accounts also included noncurrent restricted cash balances of $6.3 million and $0.9 million, respectively, which were reported within “Other assets.” Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

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

The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$60,333	$—	$14,875	$10	$45,448
Supranational debt	11,201	—	2,576	—	8,625
U.S. debt	148,733	—	37,846	28	110,859
U.S. government obligations	24,574	—	7,294	4	17,276
Total	$244,841	$—	$62,591	$42	$182,208

	As of December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$66,867	$—	$2,002	$10	$64,855
Supranational debt	11,362	—	365	—	10,997
U.S. debt	150,060	—	4,697	37	145,326
U.S. government obligations	24,640	—	1,086	6	23,548
Total	$252,929	$—	$8,150	$53	$244,726

The following table presents the change in the allowance for credit losses related to our restricted marketable securities for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Allowance for credit losses, beginning of period	$53	$13
Provision for credit losses, net	(11)	69
Sales of restricted marketable securities	—	(29)
Allowance for credit losses, end of period	$42	$53

As of September 30, 2022, the contractual maturities of our restricted marketable securities were between 8 years and 17 years.

5. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable trade, gross	$325,991	$430,100
Allowance for credit losses	(570)	(664)
Accounts receivable trade, net	$325,421	$429,436

Accounts receivable unbilled, net

Accounts receivable unbilled, net consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable unbilled, gross	$35,149	$25,336
Allowance for credit losses	—	(63)
Accounts receivable unbilled, net	$35,149	$25,273

Allowance for credit losses

The following tables present the change in the allowances for credit losses related to our accounts receivable for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
Accounts receivable trade	2022	2021
Allowance for credit losses, beginning of period	$664	$3,009
Provision for credit losses, net	81	(1,458)
Writeoffs	(175)	(121)
Allowance for credit losses, end of period	$570	$1,430

	Nine Months Ended September 30,
Accounts receivable unbilled	2022	2021
Allowance for credit losses, beginning of period	$63	$303
Provision for credit losses, net	(63)	(252)
Allowance for credit losses, end of period	$—	$51

Inventories

Inventories consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$382,552	$404,727
Work in process	59,764	65,573
Finished goods	607,988	433,511
Inventories	$1,050,304	$903,811
Inventories – current	$810,660	$666,299
Inventories – noncurrent	$239,644	$237,512

Other current assets

Other current assets consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Spare maintenance materials and parts	$112,796	$112,070
Prepaid expenses	47,289	28,232
Operating supplies	43,458	41,034
Prepaid income taxes	13,550	41,379
Derivative instruments (1)	11,247	5,816
Restricted cash	989	1,532
Other	10,996	14,129
Other current assets	$240,325	$244,192
——————————
(1)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Land	$17,703	$18,359
Buildings and improvements	874,533	693,289
Machinery and equipment	2,719,789	2,527,627
Office equipment and furniture	144,223	139,611
Leasehold improvements	40,124	40,517
Construction in progress	724,211	461,708
Property, plant and equipment, gross	4,520,583	3,881,111
Accumulated depreciation	(1,396,504)	(1,231,524)
Property, plant and equipment, net	$3,124,079	$2,649,587

Depreciation of property, plant and equipment was $61.6 million and $180.2 million for the three and nine months ended September 30, 2022, respectively, and $59.1 million and $174.7 million for the three and nine months ended September 30, 2021, respectively.

PV solar power systems, net

PV solar power systems, net consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
PV solar power systems, gross	$225,193	$281,660
Accumulated depreciation	(71,278)	(64,367)
PV solar power systems, net	$153,915	$217,293

Depreciation of PV solar power systems was $2.0 million and $7.1 million for the three and nine months ended September 30, 2022, respectively, and $3.0 million and $8.9 million for the three and nine months ended September 30, 2021, respectively.

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

During the nine months ended September 30, 2022, we received multiple non-binding offers to purchase our Luz del Norte PV solar power plant and elected to pursue such opportunities in coordination with the project’s lenders. As a result of the expected sale in the near term, we compared the undiscounted future cash flows for the project to its carrying value and determined that the project was not recoverable. Accordingly, we measured the fair value of the project using a market approach valuation technique and recorded an impairment loss of $57.8 million in “Cost of sales” in our condensed consolidated statements of operations during the nine months ended September 30, 2022. Such impairment loss was comprised of $55.6 million for PV solar power systems, $1.3 million for intangible assets, and $0.9 million for operating lease assets. In October 2022, we entered into an agreement to sell the project, which, subject to Chilean antitrust approval, is expected to be completed in late 2022.

Project assets

Project assets consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Project assets – development costs, including project acquisition and land costs	$27,827	$117,407
Project assets – construction costs	—	198,081
Project assets	$27,827	$315,488

In June 2022, we completed the sale of the majority of our project assets to PAG in connection with the sale of our Japan project development business. See Note 2. “Sales of Businesses” to our condensed consolidated financial statements for further information about this transaction.

Goodwill

Goodwill for the relevant reporting unit consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	December 31, 2021	Acquisitions (Impairments)	September 30, 2022
Modules	$407,827	$—	$407,827
Accumulated impairment losses	(393,365)	—	(393,365)
Goodwill	$14,462	$—	$14,462

Intangible assets, net

Intangible assets, net consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Gross Amount	Accumulated Amortization	Accumulated Impairments	Net Amount
Developed technology	$100,606	$(69,409)	$—	$31,197
Power purchase agreements	6,486	(1,842)	(1,300)	3,344
Patents	8,480	(6,390)	—	2,090
Intangible assets, net	$115,572	$(77,641)	$(1,300)	$36,631

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$99,964	$(61,985)	$37,979
Power purchase agreements	6,486	(1,621)	4,865
Patents	8,480	(5,815)	2,665
Intangible assets, net	$114,930	$(69,421)	$45,509

Amortization of intangible assets was $2.7 million and $8.2 million for the three and nine months ended September 30, 2022 and 2021, respectively.

Other assets

Other assets consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Operating lease assets (1)	$97,861	$207,544
Advance payments for raw materials	81,619	86,962
Income tax receivables	47,235	39,862
Accounts receivable unbilled, net	11,488	20,840
Accounts receivable trade, net	9,645	21,293
Restricted cash	8,828	3,651
Indirect tax receivables	351	21,873
Other	54,173	36,739
Other assets	$311,200	$438,764
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

Accrued expenses

Accrued expenses consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Accrued property, plant and equipment	$124,950	$42,031
Accrued freight	77,482	61,429
Accrued compensation and benefits	37,138	34,606
Accrued inventory	37,037	42,170
Accrued other taxes	12,472	23,103
Product warranty liability (1)	11,039	13,598
Accrued project costs	5,618	48,836
Other	27,404	22,677
Accrued expenses	$333,140	$288,450
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product Warranties.”

Other current liabilities

Other current liabilities consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Derivative instruments (1)	$12,892	$3,550
Operating lease liabilities (2)	8,907	12,781
Other taxes payable	1,813	8,123
Other	4,737	10,293
Other current liabilities	$28,349	$34,747
——————————
(1)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

(2)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

Other liabilities

Other liabilities consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Deferred revenue	$348,940	$95,943
Operating lease liabilities (1)	44,655	145,912
Deferred tax liabilities, net	24,812	27,699
Product warranty liability (2)	23,946	38,955
Other	31,462	43,658
Other liabilities	$473,815	$352,167
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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Other Current Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$4,341	$—	$—
Commodity swap contracts	—	9,133	840
Total derivatives designated as hedging instruments	$4,341	$9,133	$840

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$6,906	$3,759	$—
Total derivatives not designated as hedging instruments	$6,906	$3,759	$—
Total derivative instruments	$11,247	$12,892	$840

	December 31, 2021
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$1,336	$139
Total derivatives designated as hedging instruments	$1,336	$139

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$4,480	$3,411
Total derivatives not designated as hedging instruments	$4,480	$3,411
Total derivative instruments	$5,816	$3,550

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Foreign Exchange Forward Contracts	Commodity Swap Contracts	Total
Balance as of December 31, 2021	$1,126	$—	$1,126
Amounts recognized in other comprehensive income (loss)	545	(10,832)	(10,287)
Amounts reclassified to earnings impacting:
Cost of sales	(1,671)	—	(1,671)
Balance as of September 30, 2022	$—	$(10,832)	$(10,832)

Balance as of December 31, 2020	$(3,644)	$1,472	$(2,172)
Amounts recognized in other comprehensive income (loss)	2,268	1,531	3,799
Amounts reclassified to earnings impacting:
Cost of sales	1,913	(883)	1,030
Balance as of September 30, 2021	$537	$2,120	$2,657

During the nine months ended September 30, 2022, we recognized unrealized losses of less than $0.1 million within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges. During the three and nine months ended September 30, 2021, we recognized unrealized gains of less than $0.1 million and unrealized losses of less than $0.1 million, respectively, within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges.

The following table presents the pretax amounts related to derivative instruments designated as net investment hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the nine months ended September 30, 2022 (in thousands):

Foreign Exchange Forward Contracts
Balance as of December 31, 2021	$—
Amounts recognized in other comprehensive income (loss)	4,341
Balance as of September 30, 2022	$4,341

During the three and nine months ended September 30, 2022, we recognized unrealized gains of $0.4 million and $0.5 million, respectively, within “Other income (expense), net” for amounts excluded from effectiveness testing for our derivative instruments designated as net investment hedges.

The following table presents gains and losses related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Line Item	2022	2021	2022	2021
Foreign exchange forward contracts	Cost of sales	$55	$103	$577	$(174)
Foreign exchange forward contracts	Foreign currency loss, net	7,905	1,802	71,420	10,821
Interest rate swap contracts	Interest expense, net	—	96	—	(595)

Interest Rate Risk

From time to time, we may use interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with certain of our debt instruments. We do not use such swap contracts for speculative or trading purposes. During the nine months ended September 30, 2021, all of our interest rate swap contracts related to project specific debt facilities. Such swap contracts did not qualify for accounting as cash flow hedges in accordance with Accounting Standards Codification (“ASC”) 815 due to our expectation to sell the associated projects before the maturity of their project specific debt financings and corresponding swap contracts. Accordingly, changes in the fair values of these swap contracts were recorded directly to “Interest expense, net.”

Foreign Currency Risk

Cash Flow Exposure

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of December 31, 2021, these foreign exchange forward contracts hedged our forecasted cash flows for periods up to 11 months. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transaction occurs and impacts earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of December 31, 2021.

As of December 31, 2021, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were as follows (notional amounts and U.S. dollar equivalents in millions):

	December 31, 2021
Currency	Notional Amount	USD Equivalent
U.S. dollar (1)	$38.4	$38.4
British pound	GBP 10.6	$14.4
——————————
(1)These derivative instruments represent hedges of outstanding payables denominated in U.S. dollars at certain of our foreign subsidiaries whose functional currencies are other than the U.S. dollar.

Net Investment Exposure

The functional currencies of certain of our foreign subsidiaries are their local currencies. Accordingly, we apply period-end exchange rates to translate their assets and liabilities and daily transaction exchange rates to translate their revenues, expenses, gains, and losses into U.S. dollars. We include the associated translation adjustments as a separate component of “Accumulated other comprehensive loss” within stockholders’ equity. From time to time, we may seek to mitigate the impact of such translation adjustments by entering into foreign exchange forward contracts that are designated as hedges of net investments in certain foreign subsidiaries. In June 2022, we entered into a foreign exchange forward contract with a notional value of ¥8.0 billion ($60.6 million), which qualifies for and was designated as a hedge of our net investment in a certain foreign subsidiary in Japan. As of September 30, 2022, this foreign exchange forward contract hedged such net investment for a remaining period of 3 months. We report unrealized gains or losses on this contract, which are based on spot exchange rates, as a component of our foreign currency translation adjustments within “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the net investments are sold or substantially liquidated. We determined that this derivative financial instrument was highly effective as a net investment hedge as of September 30, 2022.

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

As of September 30, 2022 and December 31, 2021, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	September 30, 2022
Transaction	Currency	Notional Amount	USD Equivalent
Sell	Chilean peso	CLP 5,996.5	$6.2
Purchase	Euro	€89.0	$85.7
Sell	Euro	€29.4	$28.3
Sell	Indian rupee	INR 18,611.5	$227.8
Purchase	Japanese yen	¥1,820.9	$12.6
Sell	Japanese yen	¥11,674.4	$80.8
Purchase	Malaysian ringgit	MYR 38.2	$8.3
Sell	Malaysian ringgit	MYR 28.1	$6.1
Sell	Mexican peso	MXN 34.6	$1.7
Purchase	Singapore dollar	SGD 1.4	$1.0

	December 31, 2021
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Australian dollar	AUD 3.2	$2.3
Purchase	Brazilian real	BRL 2.6	$0.5
Sell	Brazilian real	BRL 2.6	$0.5
Purchase	British pound	GBP 2.5	$3.4
Sell	Chilean peso	CLP 4,058.6	$4.8
Purchase	Euro	€77.6	$88.0
Sell	Euro	€38.6	$43.8
Sell	Indian rupee	INR 10,943.0	$147.1
Purchase	Japanese yen	¥667.5	$5.8
Sell	Japanese yen	¥31,524.6	$273.9
Purchase	Malaysian ringgit	MYR 17.0	$4.1
Sell	Malaysian ringgit	MYR 24.5	$5.9
Sell	Mexican peso	MXN 34.6	$1.7
Purchase	Singapore dollar	SGD 5.5	$4.1

Commodity Price Risk

We use commodity swap contracts to mitigate our exposure to commodity price fluctuations for certain raw materials used in the production of our modules. During the nine months ended September 30, 2022, we entered into various commodity swap contracts to hedge a portion of our forecasted cash flows for purchases of aluminum frames between July 2022 and December 2023. Such swaps had an aggregate initial notional value based on metric tons of forecasted aluminum purchases, equivalent to $70.5 million, and entitle us to receive a three-month average London Metals Exchange price for aluminum while requiring us to pay certain fixed prices. The notional amount of the commodity swap contracts proportionately adjusts with forecasted purchases of aluminum frames. As of September 30, 2022, the notional value associated with these contracts were $42.5 million.

These commodity swap contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transactions occur and impact earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of September 30, 2022. In the following 12 months, we expect to reclassify into earnings $7.7 million of net unrealized losses related to these commodity swap contracts that are included in “Accumulated other comprehensive loss” at September 30, 2022 as we realize the earnings effects of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual commodity pricing when we realize the related forecasted transactions.

7. Leases

Our lease arrangements include land associated with our PV solar power systems, our corporate and administrative offices, land for our international manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Malaysia, India, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the three and nine months ended September 30, 2022 and 2021, and as of September 30, 2022 and December 31, 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$3,034	$4,622	$11,643	$13,171
Variable lease cost	635	575	1,838	1,575
Short-term lease cost	48	104	300	711
Total lease cost	$3,717	$5,301	$13,781	$15,457

Payments of amounts included in the measurement of operating lease liabilities			$11,867	$16,813
Lease assets obtained in exchange for operating lease liabilities			$3,992	$19,769

			September 30, 2022	December 31, 2021
Operating lease assets			$97,861	$207,544
Operating lease liabilities – current			8,907	12,781
Operating lease liabilities – noncurrent			44,655	145,912

Weighted-average remaining lease term	7 years	19 years
Weighted-average discount rate	5.0%	2.8%

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

As of September 30, 2022, the future payments associated with our lease liabilities were as follows (in thousands):

Total Lease Liabilities
Remainder of 2022	$2,872
2023	11,122
2024	10,708
2025	9,830
2026	8,418
2027	5,923
Thereafter	14,618
Total future payments	63,491
Less: interest	(9,929)
Total lease liabilities	$53,562

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash equivalents. At September 30, 2022, our cash equivalents consisted of money market funds. We value our cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that uses these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At September 30, 2022 and December 31, 2021, our marketable securities consisted of foreign debt, U.S. debt, and time deposits, and our restricted marketable securities consisted of foreign and U.S. government obligations, supranational debt, and U.S. debt. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At September 30, 2022 and December 31, 2021, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies. At September 30, 2022, our derivative liabilities also included commodity swap contracts involving major commodity prices. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including credit risk, foreign exchange rates, forward and spot prices for currencies, and forward prices for commodities. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At September 30, 2022 and December 31, 2021, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$195	$195	$—	$—
Marketable securities:
Foreign debt	62,880	—	62,880	—
U.S. debt	56,406	—	56,406	—
Time deposits	656,927	656,927	—	—
Restricted marketable securities	182,208	—	182,208	—
Derivative assets	11,247	—	11,247	—
Total assets	$969,863	$657,122	$312,741	$—
Liabilities:
Derivative liabilities	$13,732	$—	$13,732	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Foreign debt	$103,317	$—	$103,317	$—
U.S. debt	18,627	—	18,627	—
Time deposits	253,445	253,445	—	—
Restricted marketable securities	244,726	—	244,726	—
Derivative assets	5,816	—	5,816	—
Total assets	$625,931	$253,445	$372,486	$—
Liabilities:
Derivative liabilities	$3,550	$—	$3,550	$—

Fair Value of Financial Instruments

At September 30, 2022 and December 31, 2021, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Accounts receivable unbilled, net - noncurrent	$11,488	$10,207	$20,840	$18,846
Accounts receivable trade, net - noncurrent	9,645	7,852	21,293	18,605
Liabilities:
Long-term debt, including current maturities (1)	$266,169	$229,673	$246,737	$243,865
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

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash, marketable securities, accounts receivable, restricted cash, restricted marketable securities, foreign exchange forward contracts, and commodity swap contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. We place these instruments with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We monitor the credit standing of our counterparty financial institutions. Our net sales are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary. We typically require some form of payment security from our customers, including, but not limited to, advance payments, parent guarantees, letters of credit, bank guarantees, or surety bonds.

9. Debt

Our long-term debt consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

		Balance (USD)
Loan Agreement	Currency	September 30, 2022	December 31, 2021
Luz del Norte Credit Facilities	USD	$181,169	$183,829
India Credit Facility	USD	85,000	—
Kyoto Credit Facility	JPY	—	62,908
Long-term debt principal		266,169	246,737
Less: unamortized discounts and issuance costs		(6,510)	(6,836)
Total long-term debt		259,659	239,901
Less: current portion		(5,435)	(3,896)
Noncurrent portion		$254,224	$236,005

Luz del Norte Credit Facilities

In August 2014, Parque Solar Fotovoltaico Luz del Norte SpA (“Luz del Norte”), our indirect wholly-owned subsidiary and project company, entered into credit facilities (the “Luz del Norte Credit Facilities”) with the U.S. International Development Finance Corporation (“DFC”) and the International Finance Corporation (“IFC”) to provide limited-recourse senior secured debt financing for the design, development, financing, construction, testing, commissioning, operation, and maintenance of a 141 MWAC PV solar power plant located near Copiapó, Chile. As of September 30, 2022 and December 31, 2021, the balance outstanding on the DFC loans was $135.7 million and $137.7 million, respectively. As of September 30, 2022 and December 31, 2021, the balance outstanding on the IFC loans was $45.5 million and $46.1 million, respectively. The DFC and IFC loans mature in June 2037 and are secured by liens over all of Luz del Norte’s assets, a pledge of all of the equity interests in the entity, and certain letters of credit.

India Credit Facility

In July 2022, FS India Solar Ventures Private Limited, our indirect wholly-owned subsidiary, entered into a finance agreement (the “India Credit Facility”) with DFC for aggregate borrowings up to $500.0 million for the development and construction of an approximately 3.3 GWDC solar module manufacturing facility located in Tamil Nadu, India. Principal on the India Credit Facility is payable in scheduled semi-annual installments through the facility’s expected maturity in August 2029. The India Credit Facility is guaranteed by First Solar, Inc.

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

Variable Interest Rate Risk

Certain of our long-term debt agreements bear interest at London Interbank Offered Rate (“LIBOR”) or equivalent variable rates. An increase in these variable rates would increase the cost of borrowing under the debt agreements. Our long-term debt borrowing rates as of September 30, 2022 were as follows:

Loan Agreement	September 30, 2022
Luz del Norte Credit Facilities (1)	Fixed rate loans at bank rate plus 3.50%
Variable rate loans at 91-Day U.S. Treasury Bill Yield or LIBOR plus 3.50%
India Credit Facility	U.S. Treasury Constant Maturity Yield plus 1.75%
——————————
(1)Outstanding balance comprised of $122.4 million of fixed rate loans and $58.8 million of variable rate loans as of September 30, 2022.

Future Principal Payments

At September 30, 2022, the future principal payments on our long-term debt were due as follows (in thousands):

Total Debt
Remainder of 2022	$1,375
2023	6,085
2024	13,047
2025	23,013
2026	23,418
2027	24,661
Thereafter	174,570
Total long-term debt future principal payments	$266,169

10. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of September 30, 2022, the majority of these commercial commitments supported our modules business. As of September 30, 2022, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Bilateral facilities (1)	$95.8	$119.2
Surety bonds	8.8	232.8
——————————
(1)Of the total letters of credit issued under the bilateral facilities, $2.3 million was secured with cash.

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

Product warranty activities during the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product warranty liability, beginning of period	$47,129	$91,058	$52,553	$95,096
Accruals for new warranties issued	1,376	1,680	3,649	8,397
Settlements	(3,160)	(1,091)	(10,414)	(6,730)
Changes in estimate of product warranty liability	(10,360)	(33,106)	(10,803)	(38,222)
Product warranty liability, end of period	$34,985	$58,541	$34,985	$58,541
Current portion of warranty liability	$11,039	$16,752	$11,039	$16,752
Noncurrent portion of warranty liability	$23,946	$41,789	$23,946	$41,789

We estimate our limited product warranty liability for power output and defects in materials and workmanship under normal use and service conditions based on return rates for each series of module technology. During the three months ended September 30, 2022 and 2021, we revised this estimate based on updated information regarding our warranty claims, which reduced our product warranty liability by $10.2 million and $33.1 million, respectively. This updated information reflected lower-than-expected warranty claims for our older series of module technology as well as the evolving claims profile of our newest series of module technology, resulting in reductions to our projected module return rates.

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of September 30, 2022 and December 31, 2021, we accrued $3.7 million and $3.8 million of current indemnification liabilities, respectively. As of September 30, 2022, the maximum potential amount of future payments under our indemnifications was $102.3 million, and we held insurance and other instruments allowing us to recover up to $28.2 million of potential amounts paid under the indemnifications.

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

We periodically review our estimates of expected future recycling costs and may adjust our liability accordingly. During the three months ended September 30, 2022, we completed our annual cost study of obligations under our module collection and recycling program and reduced the associated liability by $7.5 million primarily due to lower estimated capital and chemical costs resulting from improvements to our module recycling technology. During the three months ended September 30, 2021, we completed our annual cost study of obligations under our module collection and recycling program and increased the associated liability by $10.8 million primarily due to lower estimated by-product credits for certain semiconductor materials recovered during the recycling process and updates to certain valuation assumptions.

Our module collection and recycling liability was $120.2 million and $139.1 million as of September 30, 2022 and December 31, 2021, respectively. See Note 4. “Restricted Marketable Securities” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

Legal Proceedings

Class Action

On January 7, 2022, a putative class action lawsuit titled City of Pontiac General Employees’ Retirement System v. First Solar, Inc., et al., Case No. 2:22-cv-00036-MTL, was filed in the United States District Court for the District of Arizona (hereafter “Arizona District Court”) against the Company and certain of our current officers (collectively, “Putative Class Action Defendants”). The complaint was filed on behalf of a purported class consisting of all purchasers of First Solar common stock between February 22, 2019 and February 20, 2020, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on allegedly false and misleading statements related to the Company’s Series 6 solar modules and its project development business. It seeks unspecified damages and an award of costs and expenses. The Company and its officers believe they have meritorious defenses and intend to vigorously defend this action. On April 25, 2022, the Arizona District Court issued an order appointing the Palm Harbor Special Fire Control & Rescue District Firefighters’ Pension Plan and the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiffs. On June 23, 2022, Lead Plaintiffs filed an Amended Complaint that brings the same claims and seeks the same relief as the original complaint. Putative Class Action Defendants filed a motion to dismiss on August 22, 2022. Plaintiffs filed their opposition to the motion to dismiss on October 21, 2022. Given the early stage of the litigation, at this time we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of potential loss, if any, from this action.

Derivative Action

On September 13, 2022, a derivative action titled Federman v. Widmar, et al., Case No. 2:22-cv-01541-MTM, was filed by a putative stockholder purportedly on behalf of the Company in the Arizona District Court against certain current directors and officers of the Company (collectively, “Derivative Action Defendants”), alleging violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, contribution and indemnification, aiding and abetting, and gross mismanagement. The complaint generally alleges that the Derivative Action Defendants caused or allowed false and misleading statements to be made concerning the Company’s Series 6 modules and project development business. The action includes claims for, among other things, damages in favor of the Company and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees. The Company believes that the plaintiff in the derivative action lacks standing to pursue litigation on behalf of First Solar. The derivative action is still in the initial stages and there has been no discovery. Accordingly, we are not in a position to assess the likelihood of any loss or adverse effect on our financial condition or to estimate the amount or range of potential loss, if any, from this action.

Other Matters and Claims

On July 12, 2021, Southern Power Company and certain of its affiliates (“Southern”) filed an arbitration demand with the American Arbitration Association against two subsidiaries of the Company, alleging breach of the engineering, procurement, and construction (“EPC”) agreements for five projects in the United States, for which the Company’s subsidiaries served as EPC contractor. The arbitration demand asserts breach of obligations to design and engineer the projects in accordance with the EPC agreements, particularly as such obligations relate to the procurement of tracker systems and inverters. In September 2022, the Company received additional details in the discovery process of the arbitration, based upon which we believe Southern is seeking damages of approximately $55 million and an award of costs and expenses. Prior to September 2022, no such damages were specified by Southern. The Company and its subsidiaries deny the claims and intend to vigorously defend this arbitration in all respects. Arbitration hearings are scheduled for early 2023. Given the stage of proceedings and inherent risks involved in arbitration, at this time we are unable to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of potential loss, if any, from this arbitration.

During the three months ended September 30, 2022, we received various indemnification demands from certain customers, for whom we provided EPC services, regarding claims that such customers’ PV tracker systems infringe, in part, on patents owned by Trabant Solar, Inc. We have conducted due diligence on the patents and claims and believe that we will prevail, to the extent we are obligated to defend any matter or commence an Inter Partes Review before the United States Patent and Trademark Office.

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

11. Revenue from Contracts with Customers

The following table presents the disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2022 and 2021 along with the reportable segment for each category (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Category	Segment	2022	2021	2022	2021
Solar modules	Modules	$619,922	$562,810	$1,582,248	$1,640,436
Energy generation	Other	5,440	7,339	20,689	29,375
O&M services	Other	3,481	5,262	11,558	37,210
Solar power systems	Other	90	10,132	2,433	311,076
EPC services	Other	—	(2,039)	—	(2,039)
Net sales		$628,933	$583,504	$1,616,928	$2,016,058

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

We recognize revenue for sales of development projects or completed systems when we enter into the associated sales contract. For certain prior project sales, including sales of solar power systems with EPC services, such revenue included estimated amounts of variable consideration. These estimates may require significant judgment to determine the most likely amount of net contract revenues. The cumulative effect of revisions to estimates is recorded in the period in which the revisions are identified and the amounts can be reasonably estimated. During the three and nine months ended September 30, 2021, respectively, revenue increased $7.8 million and $73.0 million due to net changes in transaction prices for certain projects we previously sold, which represented 0.9% and 2.3% of the aggregate revenue for such projects. Changes for the nine months ended September 30, 2021 were primarily due to a $65.1 million settlement for an outstanding indemnification arrangement associated with the prior sale of one of our projects, which we recorded as revenue during that period. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our indemnification arrangements.

The following table reflects the changes in our contract assets, which we classify as “Accounts receivable unbilled, net” and our contract liabilities, which we classify as “Deferred revenue,” for the nine months ended September 30, 2022 (in thousands):

	September 30, 2022	December 31, 2021	Nine Month Change
Accounts receivable unbilled, net (1)	$46,637	$46,113	$524	1%
Deferred revenue (2)	$584,233	$297,811	$286,422	96%
——————————
(1)Includes $11.5 million and $20.8 million of noncurrent accounts receivable unbilled, net classified as “Other assets” on our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

(2)Includes $348.9 million and $95.9 million of noncurrent deferred revenue classified as “Other liabilities” on our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

During the nine months ended September 30, 2022, our contract liabilities increased by $286.4 million primarily due to advance payments received for sales of solar modules in the current period, partially offset by the recognition of revenue for sales of solar modules for which payment was received in 2021. During the nine months ended September 30, 2022 and 2021, we recognized revenue of $186.2 million and $169.5 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

As of September 30, 2022, we had entered into contracts with customers for the future sale of 50.0 GWDC of solar modules for an aggregate transaction price of $14.0 billion, which we expect to recognize as revenue through 2027 as we transfer control of the modules to the customers. Such aggregate transaction price excludes estimates of variable consideration for certain contracts with customers that are associated with future module technology improvements, including new product designs and enhancements to certain energy related attributes. Certain other potential price adjustments associated with the extension of the U.S. investment tax credit (“ITC”), sales freight, and changes to certain commodity prices have also been excluded. While our contracts with customers typically represent firm purchase commitments, these contracts may be subject to amendments made by us or requested by our customers. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

12. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales (1)	$1,044	$154	$1,988	$235
Selling, general and administrative (1)	9,572	5,746	16,900	14,998
Research and development (2)	1,227	529	2,219	(259)
Production start-up	11	—	14	—
Total share-based compensation expense	$11,854	$6,429	$21,121	$14,974
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

Share-based compensation expense capitalized in inventory and PV solar power systems was $0.6 million and $0.7 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, we had $43.4 million of unrecognized share-based compensation expense related to unvested restricted stock and performance units, which we expect to recognize over a weighted-average period of approximately 1.4 years.

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

13. Income Taxes

In August 2022, the U.S. President signed into law the Inflation Reduction Act of 2022 (the “IRA”), which revised U.S. tax law by, among other things, including a new corporate alternative minimum tax (the “CAMT”) of 15% on certain large corporations, imposing a 1% excise tax on stock buybacks, and providing incentives to address climate change, including the introduction of advanced manufacturing production tax credits. The provisions of the IRA are generally effective for tax years beginning after 2022. Given the complexities of the IRA, which is pending technical guidance and regulations from the Internal Revenue Service and U.S. Treasury Department, we will continue to monitor these developments and evaluate the potential future impact to our results of operations.

Our effective tax rate was 341.4% and 16.7% for the nine months ended September 30, 2022 and 2021, respectively. The increase in our effective tax rate was primarily driven by the relative size of our pretax income in the current period, higher losses in certain jurisdictions for which no tax benefit could be recorded, the remeasurement of our net deferred tax assets in Vietnam as a result of the new long-term tax incentive described below, lower relative amounts of income earned in foreign jurisdictions with lower tax rates, and the effect of tax law changes associated with the foreign tax credit (“FTC”) regulations described below. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to higher losses in certain jurisdictions for which no tax benefit could be recorded, the remeasurement of our net deferred tax assets in Vietnam mentioned above, and the effect of the FTC regulations described below.

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

14. Net (Loss) Income per Share

The calculation of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic net (loss) income per share
Numerator:
Net (loss) income	$(49,168)	$45,203	$(36,618)	$337,323
Denominator:
Weighted-average common shares outstanding	106,596	106,320	106,532	106,241

Diluted net (loss) income per share
Denominator:
Weighted-average common shares outstanding	106,596	106,320	106,532	106,241
Effect of restricted stock and performance units	—	579	—	638
Weighted-average shares used in computing diluted net (loss) income per share	106,596	106,899	106,532	106,879

Net (loss) income per share:
Basic	$(0.46)	$0.43	$(0.34)	$3.18
Diluted	$(0.46)	$0.42	$(0.34)	$3.16

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net (loss) income per share for the three and nine months ended September 30, 2022 and 2021 as such shares would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Anti-dilutive shares	626	8	523	3

15. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2022 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2021	$(89,452)	$(8,036)	$1,126	$(96,362)
Other comprehensive loss before reclassifications	(36,386)	(55,996)	(10,287)	(102,669)
Amounts reclassified from accumulated other comprehensive loss	(4,312)	—	(1,671)	(5,983)
Net tax effect	—	2,624	2,540	5,164
Net other comprehensive loss	(40,698)	(53,372)	(9,418)	(103,488)
Balance as of September 30, 2022	$(130,150)	$(61,408)	$(8,292)	$(199,850)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Foreign currency translation adjustment:
Foreign currency translation adjustment	Gain on sales of businesses, net	$—	$—	$3,756	$—
Foreign currency translation adjustment	Other income (expense), net	403	(728)	556	(1,203)
Total foreign currency translation adjustment		403	(728)	4,312	(1,203)
Unrealized gain on marketable securities and restricted marketable securities	Other income (expense), net	—	—	—	11,696
Unrealized gain (loss) on derivative instruments:
Foreign exchange forward contracts	Cost of sales	218	15	1,671	(1,913)
Commodity swap contracts	Cost of sales	—	670	—	883
Total unrealized gain (loss) on derivative instruments		218	685	1,671	(1,030)
Total gain (loss) reclassified		$621	$(43)	$5,983	$9,463

16. Segment Reporting

Our primary segment is our modules business, which involves the design, manufacture, and sale of cadmium telluride (“CdTe”) solar modules, which convert sunlight into electricity. Third-party customers of our modules segment include developers and operators of PV solar power systems. Our residual business operations include the results of operations from PV solar power systems we own and operate in certain international regions, as well as certain O&M services and project development activities.

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

The following tables provide a reconciliation of certain financial information for our reportable segment to information presented in our condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 and as of September 30, 2022 and December 31, 2021 (in thousands):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Modules	Other	Total	Modules	Other	Total
Net sales	$619,922	$9,011	$628,933	$562,810	$20,694	$583,504
Gross profit (loss)	24,040	(3,058)	20,982	118,260	6,320	124,580
Depreciation and amortization expense	58,287	2,075	60,362	56,335	3,045	59,380

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Modules	Other	Total	Modules	Other	Total
Net sales	$1,582,248	$34,680	$1,616,928	$1,640,436	$375,622	$2,016,058
Gross profit (loss)	66,396	(57,151)	9,245	328,047	155,418	483,465
Depreciation and amortization expense	172,296	7,276	179,572	163,747	9,193	172,940

	September 30, 2022			December 31, 2021
	Modules	Other	Total	Modules	Other	Total
Goodwill	$14,462	$—	$14,462	$14,462	$—	$14,462

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: the length and severity of the ongoing COVID-19 (novel coronavirus) outbreak, including its impacts across our businesses on demand, manufacturing operations, construction activities associated with our expanding manufacturing capacity, financing, and our global supply chains, actions that may be taken by governmental authorities to contain the COVID-19 outbreak or to treat its impacts, and the ability of our customers, suppliers, equipment vendors, and other counterparties to fulfill their contractual obligations to us; effects resulting from certain module manufacturing changes; our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties, solar module technology and cost reduction roadmaps, restructuring, product reliability, investments, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; the impact of public policies, such as tariffs or other trade remedies imposed on solar cells and modules; the potential impact of legislation intended to encourage renewable energy investments through tax credits; effects resulting from pending litigation; our ability to expand manufacturing capacity worldwide; the impact of supply chain disruptions, further exacerbated by the COVID-19 pandemic, that may affect the procurement of raw materials used in our manufacturing process and the distribution of our modules; research and development (“R&D”) programs and our ability to improve the wattage of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” “contingent,” and the negative or plural of these words, and other comparable terminology.

Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q and therefore speak only as of the filing date. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason, whether as a result of new information, future developments, or otherwise. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to, the severity and duration of the COVID-19 pandemic, including its potential impact on the Company’s business, financial condition, and results of operations; structural imbalances in global supply and demand for PV solar modules; the market for renewable energy, including solar energy; our competitive position and other key competitive factors; reduction, elimination, or expiration of government subsidies, policies, and support programs for solar energy projects; the impact of public policies, such as tariffs or other trade remedies imposed on solar cells and modules; the passage of legislation intended to encourage renewable energy investments through tax credits; our ability to execute on our long-term strategic plans; our ability to execute on our solar module technology and cost reduction roadmaps; our ability to produce bifacial solar modules and next generation Series 7 modules; our ability to improve the wattage of our solar modules; interest rate fluctuations and our customers’ ability to secure financing; the loss of any of our large customers, or the ability of our customers and counterparties to perform under their contracts with us; the satisfaction of conditions precedent in our sales agreements; our ability to attract new customers and to develop and maintain existing customer and supplier relationships; our ability to convert existing or construct production facilities to support new product lines; general economic and business conditions, including those influenced by

U.S., international, and geopolitical events; environmental responsibility, including with respect to CdTe and other semiconductor materials; claims under our limited warranty obligations; changes in, or the failure to comply with, government regulations and environmental, health, and safety requirements; effects resulting from pending litigation; future collection and recycling costs for solar modules covered by our module collection and recycling program; supply chain disruption, including the availability of shipping containers, port congestion, cancelled shipments by logistic providers, and the cost of fuel, demurrage, and detention charges, all of which may be exacerbated by the COVID-19 pandemic; our ability to protect our intellectual property; our ability to prevent and/or minimize the impact of cyber-attacks or other breaches of our information systems; our continued investment in research and development (“R&D”); the supply and price of components and raw materials, including CdTe; our ability to attract and retain key executive officers and associates; and the matters discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the SEC. You should carefully consider the risks and uncertainties described in these reports.

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

Certain of our financial results and other key operational developments for the three months ended September 30, 2022 include the following:

•Net sales for the three months ended September 30, 2022 increased by 8% to $628.9 million compared to $583.5 million for the same period in 2021. The increase was primarily driven by an increase in the volume of modules sold to third parties, partially offset by a decrease in the average selling price per watt.

•Gross profit for the three months ended September 30, 2022 decreased 18.1 percentage points to 3.3% from 21.4% for the same period in 2021. The decrease in gross profit was primarily due to a decrease in the average selling price per watt of our modules, an increase in sales freight, demurrage, and detention charges, a lower benefit from reductions to our product warranty liability, and a favorable settlement with a customer in the prior period. These decreases to gross profit were partially offset by the higher volume of modules sold, a decrease to our module collection and recycling liability in the current period compared to an increase in the prior period, and continued module cost reductions.

•As of September 30, 2022, we had approximately 9 GWDC of total installed nameplate production capacity across all our facilities. We produced 2.4 GWDC of solar modules during the three months ended September 30, 2022, which represented an 18% increase in module production from the same period in 2021. The increase in production was primarily driven by higher throughput at our manufacturing facilities. We expect to produce between 8.9 GWDC and 9.0 GWDC of solar modules during 2022.

•During the three months ended September 30, 2022, we announced plans to expand our manufacturing capacity by an additional 4.4 GWDC by constructing our fourth manufacturing facility in the United States and increasing our manufacturing footprint at our existing facilities in Ohio. Such expansion plans, in combination with our previously announced expansion plans, are expected to increase our manufacturing capacity by approximately 11 GWDC by 2025.

Market Overview

Solar energy is one of the fastest growing forms of renewable energy with numerous economic and environmental benefits that make it an attractive complement to and/or substitute for traditional forms of energy generation. In recent years, the cost of producing electricity from PV solar power systems has decreased to levels that are competitive with or below the price of electricity in many markets. This price decline has opened new possibilities to develop systems in many locations with limited or no financial incentives, thereby promoting the widespread adoption of solar energy. Additionally, recently enacted government support programs, such as the IRA, have contributed to this momentum by providing solar module manufacturers, project developers, and project owners with tax incentives to accelerate the ongoing transition to clean energy. Among other things, the IRA (i) reinstates the 30% investment tax credit for qualifying solar projects that meet certain wage and apprenticeship requirements, (ii) extends the production tax credit (“PTC”) to include energy generated from solar projects, (iii) provides incremental investment and production tax credits for solar projects that meet certain domestic content and location requirements, and (iv) offers tax credits for solar modules and solar module components manufactured in the United States and sold to third parties. The provisions of the IRA are generally effective for tax years beginning after 2022.

Supply and demand. As a result of the market opportunities described above, we are in the process of expanding our manufacturing capacity by approximately 11 GWDC, including the construction of our third manufacturing facility in the United States, which is expected to commence operations in the first half of 2023; our first manufacturing facility in India, which is expected to commence operations in the second half of 2023; our fourth manufacturing facility in the United States, which is expected to commence operations in 2025, contingent upon permitting and pending approval of various federal, state, and local incentives; and the expansion of our manufacturing footprint at our existing facilities in Ohio. In the aggregate, we believe manufacturers of solar cells and modules, particularly those in China, have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. Accordingly, we believe the solar industry may experience periods of structural imbalance between supply and demand, which could lead to periods of pricing volatility. In light of such market realities, we continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process, our R&D capabilities, the sustainability advantage of our modules, and our financial stability.

Pricing competition. The solar industry has been characterized by intense pricing competition, both at the module and system levels. This competition may result in an environment in which pricing falls rapidly, thereby potentially increasing demand for solar energy solutions but constraining the ability for project developers and module manufacturers to sustain meaningful and consistent profitability. Module average selling prices in many global markets have declined for several years and are expected to continue to decline in the long-term. However, in certain markets, module average selling prices have been favorably influenced by trade measures and policies, government regulations, raw material availability, and supply chain disruptions. For example, module spot pricing in the United States has increased, in part, due to elevated commodity and logistics costs and, more recently, due to the rising demand for modules manufactured in the United States as a result of the IRA described above. While the duration of this elevated period of pricing is uncertain, module average selling prices in the United States are expected to remain elevated for the next several years.

Competitive pricing for modules and systems, relative to the cost of traditional forms of energy generation, is expected to contribute to diversification in global electricity generation and further demand for solar energy. Our results of operations could be adversely affected if competitors reduce pricing to levels below their costs, bid aggressively low prices for module sale agreements, or are able to operate at minimal or negative operating margins for sustained periods of time. For certain of our competitors, including many in China, these practices may be enabled by their direct or indirect access to sovereign capital or other forms of state-owned support. Additionally, in certain markets an oversupply imbalance at the grid level may reduce short-to-medium term demand for new solar installations relative to prior years, lower pricing for power purchase agreements (“PPAs”), and lower margins on module and system sales to such markets. However, we believe the effects of such imbalance can be mitigated by modern solar power plants and energy storage solutions that offer a flexible operating profile, thereby promoting greater grid stability and enabling a higher penetration of solar energy. We continue to address these uncertainties, in part, by executing on our module technology improvements and implementing certain other cost reduction initiatives.

Diverse offerings. We face intense competition from manufacturers of crystalline silicon solar modules and other emerging technologies. Solar module manufacturers compete with one another on sales price per watt, which may be influenced by several module value attributes, including wattage (through a larger form factor or an improved conversion efficiency), energy yield, degradation, sustainability, and reliability. Sales price per watt may also be influenced by warranty terms and customer payment terms. While conventional solar modules are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, most module manufacturers offer bifacial modules that also capture diffuse irradiance on the back side of a module. We currently produce monofacial solar modules and, based on recent R&D activities, expect to produce bifacial solar modules in the near term. Bifaciality compromises nameplate efficiency, but by converting both front and rear side irradiance, such technology may improve the overall energy production of a module relative to nameplate efficiency when applied in certain applications, which could potentially lower the overall levelized cost of electricity (“LCOE”) of a system when compared to systems using conventional solar modules, including the modules we currently produce. Additionally, certain module manufacturers have introduced n-type mono-crystalline modules, such as tunnel oxide passivated contact modules, which are expected to provide certain improvements to module efficiency, temperature coefficient, and bifacial performance, and claim to provide certain degradation advantages compared to other mono-crystalline modules.

Production efficiencies. We believe we are among the lowest cost module manufacturers in the solar industry on a module cost per watt basis, based on publicly available information. This cost competitiveness allows us to compete favorably in markets where pricing for modules and systems is highly competitive. Our cost competitiveness is based in large part on our advanced thin film semiconductor technology, module wattage (or conversion efficiency), proprietary manufacturing process (which enables us to produce a CdTe module in a matter of hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), and our focus on operational excellence. In addition, our CdTe modules use approximately 2% of the amount of semiconductor material that is used to manufacture conventional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels. In recent years, polysilicon consumption per cell has been reduced through various initiatives, such as the adoption of diamond wire saw technology, which have contributed to declines in our relative manufacturing cost competitiveness over conventional crystalline silicon module manufacturers.

Energy performance. In many climates our solar modules provide certain energy production advantages relative to competing crystalline silicon solar modules. For example, our CdTe solar technology provides:

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

Our business is evolving worldwide and is shaped by the varying ways in which our offerings can be compelling and economically viable solutions to energy needs in various markets. In addressing electricity demands, we are focused on providing utility-scale module offerings in key geographic markets that we believe have a compelling need for mass-scale PV solar electricity, including markets throughout the United States, India, and Europe. We closely evaluate and monitor the appropriate level of resources required to support such markets and their associated sales opportunities. When deployed in utility-scale applications, our modules provide energy at a lower LCOE compared to traditional forms of energy generation, making them an attractive alternative to or replacement for aging fossil fuel-based generation resources. Accordingly, future retirements of aging energy generation resources represent a significant increase in the potential market for solar energy.

This focus on utility-scale module offerings exists within a current market environment that includes rooftop and distributed generation solar. We believe that utility-scale solar will continue to be a compelling offering for companies with technology and cost leadership and will continue to represent an increasing portion of the overall electricity generation mix. However, our module offerings in certain markets may be driven, in part, by future demand for rooftop and distributed generation solar solutions. For example, we continue to evaluate opportunities to develop and leverage other solar cell technologies in multi-junction applications that utilize our thin film PV technology. We believe such applications have the potential to enable our module conversion efficiency to 24% by 2025 and 28% by 2030.

Demand for our solar energy solutions depends, in part, on market factors outside our control. For example, many governments have proposed or enacted policies or support programs intended to encourage renewable energy investments to achieve decarbonization objectives and/or establish greater energy independence. While we compete in many markets that do not require solar-specific government subsidies or support programs, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for our solar modules. Recent developments to government support programs include the following:

•United States. In August 2022, the U.S. President signed the IRA into law, which is intended to accelerate the country’s ongoing transition to clean energy. The provisions of the IRA are generally effective for tax years beginning after 2022. Among other things, the financial incentives provided by the IRA are expected to significantly increase demand for modules manufactured in the United States. Accordingly, the demand for these solar modules is expected to increase domestic manufacturing in the near term, which may result in localized supply chain constraints and periods of inflationary pricing for certain of our key raw materials, including substrate glass and cover glass. The financial incentives provided by the IRA are also expected to significantly increase demand for solar modules in general due to the incremental tax credit available for the qualified production of clean hydrogen that is powered by renewable resources. Given the complexities of the IRA, which is pending technical guidance and regulations from the Internal Revenue Service and U.S. Treasury Department, we continue to evaluate the full extent of benefits available to us, which are expected to favorably impact our results of operations in future periods. For example, we currently expect to qualify for the advanced manufacturing production tax credit under Section 45X of the Internal Revenue Code, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. Such credits, which may be refundable to us or transferable to a third party, are available at their specified credit amounts through 2029 and are scheduled to phase out starting in the 2030 tax year with full phase out by the end of 2032.

•India. In September 2022, the government of India approved an expansion to its Production Linked Incentive (“PLI”) scheme to INR 195 billion ($2.5 billion), which is intended to promote the manufacturing of high efficiency solar modules in India and to reduce India’s dependency on foreign imports of solar modules. Under the PLI scheme, manufacturers are selected through a competitive bid process and receive certain cash incentives over a five-year period following the commissioning of their manufacturing facilities. Among other things, such incentives are based on the efficiency and temperature coefficient of the modules produced, the proportion of raw materials sourced from the domestic market, the extent to which the manufacturer’s operations are fully integrated within India, and the quantity of modules sold from such manufacturing operations. At this time, it is uncertain whether and to what extent we may qualify for such incentives.

Demand for our solar energy solutions also depends on domestic or international trade policies and government regulations, which may be proposed, revised, and/or enacted across short- and long-term time horizons with varying degrees of impact to our net sales, profit, and manufacturing operations. Changes in these policies and regulations could adversely impact the competitive landscape of solar markets, which could reduce demand for our solar modules. Recent revisions or proposed changes to trade policy and government regulations include the following:

•United States. In June 2022, the U.S. President authorized the U.S. Secretary of Commerce to provide a 24-month antidumping and countervailing duty tariff exemption for imported solar panels from certain Southeast Asian countries. For more information about this development, see Item 1A. “Risk Factors.” Separately, the U.S. President also authorized the use of the Defense Production Act to expand domestic production of clean energy technologies. At this time, it is uncertain what impact, if any, these developments will have on future investments in solar module manufacturing in the United States.

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

Our ability to provide solar modules on economically attractive terms is also affected by the availability and cost of logistics services associated with the procurement of raw materials or equipment used in our manufacturing process and the shipping, handling, storage, and distribution of our modules. For example, the cost of ocean freight throughout many parts of the world remains at elevated levels, relative to pre-COVID-19 pandemic rates, primarily due to port congestion, cancellations of shipments by logistics providers, and elevated fuel costs. Such factors may disrupt our supply chain and adversely impact our manufacturing operations as several of our key raw materials and components are either single-sourced or sourced from a limited number of international suppliers. We may also incur additional logistics costs, such as demurrage and detention, to the extent we are unable to retrieve or return our shipping containers in a timely manner. To mitigate such costs and better meet our customer commitments, we may adjust our shipping plans to include additional lead times for module deliveries and/or utilize our network of U.S. distribution centers. We are also employing module contract structures that provide additional consideration to us if the cost of logistics services, excluding demurrage and detention, exceeds a defined threshold. Additionally, our manufacturing capacity expansions in the U.S. and India are expected to bring manufacturing activities closer to customer demand, further mitigating our exposure to the cost of ocean freight. While it is currently unclear how long these issues will persist, they may be further exacerbated by the disruption of major shipping routes or other economic disruptions.

We generally price and sell our solar modules on a per watt basis. As of September 30, 2022, we had entered into contracts with customers for the future sale of 50.0 GWDC of solar modules for an aggregate transaction price of $14.0 billion, which we expect to recognize as revenue through 2027 as we transfer control of the modules to the customers. Such volume includes contracts for the sale of 31.4 GWDC of solar modules that include transaction price adjustments associated with future module technology improvements, including new product designs and enhancements to certain energy related attributes. Based on these potential technology improvements, the contracted module volumes as of September 30, 2022, and the expected timing of module deliveries, such adjustments, if realized, could result in additional revenue of up to $0.7 billion, the majority of which would be recognized in 2024, 2025, and 2026. In addition to these price adjustments, certain of our contracts with customers may also include potential price adjustments associated with the extension of the U.S. ITC, sales freight, and changes to certain commodity prices.

We continually evaluate forecasted global demand, competition, and our addressable market and seek to effectively balance manufacturing capacity with market demand and the nature and extent of our competition. We continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage (or conversion efficiency), and improving manufacturing yield losses. Additionally, we are in the process of expanding our manufacturing capacity by approximately 11 GWDC, including the construction of our third manufacturing facility in the United States, which is expected to commence operations in the first half of 2023; our first manufacturing facility in India, which is expected to commence operations in the second half of 2023; our fourth manufacturing facility in the United States, which is expected to commence operations in 2025, contingent upon permitting and pending approval of various federal, state, and local incentives; and the expansion of our manufacturing footprint at our existing facilities in Ohio. This additional capacity, and any other potential investments to add or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in the Risk Factors.

In response to the COVID-19 pandemic, governmental authorities have recommended or ordered the limitation or cessation of certain business or commercial activities in jurisdictions in which we do business or have operations. While some of these orders permit the continuation of essential business operations, or permit the performance of minimum business activities, these orders are subject to continuous revision or may be revoked or superseded, or our understanding of the applicability of these orders and exemptions may change at any time. As a result, we may at any time be ordered by governmental authorities, or we may determine, based on our understanding of the recommendations or orders of governmental authorities or the availability of our personnel, that we have to curtail or cease business operations or activities altogether, including manufacturing, fulfillment, R&D activities, the implementation of our technology roadmap, or construction activities associated with our expanding manufacturing capacity. At this time, such limitations have had a minimal effect on our manufacturing facilities. We maintain company plans and policies to implement all necessary safety precautions to protect our personnel as the COVID-19 pandemic evolves. Our R&D and manufacturing expansion activities may be delayed due to travel restrictions, quarantine requirements, other government orders, or increases in COVID-19 infection rates. Refer to the Risk Factors for more information related to impacts of COVID-19 on our business.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	96.7%	78.6%	99.4%	76.0%
Gross profit	3.3%	21.4%	0.6%	24.0%
Selling, general and administrative	7.4%	7.5%	7.5%	6.5%
Research and development	4.6%	4.4%	5.0%	3.4%
Production start-up	3.1%	0.5%	2.5%	0.8%
Gain on sales of businesses, net	1.0%	(0.3)%	15.7%	7.3%
Operating (loss) income	(10.9)%	8.7%	1.2%	20.5%
Foreign currency loss, net	(0.8)%	(0.2)%	(0.7)%	(0.2)%
Interest income	1.6%	0.3%	0.9%	0.2%
Interest expense, net	(0.5)%	(0.5)%	(0.6)%	(0.5)%
Other income (expense), net	0.8%	(0.4)%	0.2%	0.1%
Income tax benefit (expense)	2.0%	(0.1)%	(3.2)%	(3.4)%
Net (loss) income	(7.8)%	7.7%	(2.3)%	16.7%

Segment Overview

Our primary segment is our modules business, which involves the design, manufacture, and sale of CdTe solar modules, which convert sunlight into electricity. Third-party customers of our modules segment include developers and operators of PV solar power systems. Our residual business operations include the results of operations from PV solar power systems we own and operate in certain international regions, as well as certain O&M services and project development activities.

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

Net sales

We generally price and sell our solar modules on a per watt basis. During the three and nine months ended September 30, 2022, we sold the majority of our solar modules to developers and operators of systems in the United States, and substantially all of our modules business net sales were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Net sales from our residual business operations primarily consists of revenue recognized for sales of development projects or completed systems, including any modules installed in such systems and any revenue from energy generated by such systems. In certain prior periods, our residual business operations also included EPC services we provided to third parties.

The following table shows net sales by reportable segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Nine Month Change
Modules	$619,922	$562,810	$57,112	10%	$1,582,248	$1,640,436	$(58,188)	(4)%
Other	9,011	20,694	(11,683)	(56)%	34,680	375,622	(340,942)	(91)%
Net sales	$628,933	$583,504	$45,429	8%	$1,616,928	$2,016,058	$(399,130)	(20)%

Net sales from our modules segment increased $57.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to a 23% increase in the volume of watts sold, partially offset by a 10% decrease in the average selling price per watt. Net sales from our residual business operations decreased $11.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to a favorable settlement with a customer in the prior period.

Net sales from our modules segment decreased $58.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a 12% decrease in the average selling price per watt, partially offset by a 10% increase in the volume of watts sold. Net sales from our residual business operations decreased $340.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to sales of certain projects in the United States in the prior period and the settlement of an outstanding indemnification arrangement associated with the sale of one of our projects. Under the terms of the indemnification arrangement, we received $65.1 million for our portion of the settlement payment, which we recorded as revenue in the prior period. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our indemnification arrangements.

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

The following table shows cost of sales by reportable segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Nine Month Change
Modules	$595,882	$444,550	$151,332	34%	$1,515,852	$1,312,389	$203,463	16%
Other	12,069	14,374	(2,305)	(16)%	91,831	220,204	(128,373)	(58)%
Total cost of sales	$607,951	$458,924	$149,027	32%	$1,607,683	$1,532,593	$75,090	5%
% of net sales	96.7%	78.6%			99.4%	76.0%

Cost of sales increased $149.0 million, or 32%, and increased 18.1 percentage points as a percent of net sales for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in cost of sales was driven by a $151.3 million increase in our modules segment cost of sales primarily as a result of the following:

•higher costs of $101.3 million from an increase in the volume of modules sold;
•higher sales freight, demurrage, and detention charges of $59.4 million; and
•a reduction to our product warranty liability of $33.1 million in 2021 due to reductions to our projected module return rates; partially offset by
•continued module cost reductions, which decreased cost of sales by $11.8 million;
•an increase to our module collection and recycling liability of $10.8 million in 2021 due to lower estimated by-product credits for certain semiconductor materials recovered during the recycling process and updates to certain valuation assumptions;
•a reduction to our product warranty liability of $10.2 million in 2022 due to reductions to our projected module return rates; and
•a reduction to our module collection and recycling liability of $7.5 million in 2022 due to lower estimated capital and chemical costs resulting from improvements to our module recycling technology.

Cost of sales increased $75.1 million, or 5%, and increased 23.4 percentage points as a percent of net sales for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in cost of sales was driven by a $203.5 million increase in our modules segment cost of sales primarily as a result of the following:

•higher costs of $124.3 million from an increase in the volume of modules sold;
•higher sales freight, demurrage, and detention charges of $114.2 million; and
•the reduction to our product warranty liability of $33.1 million in 2021 described above; partially offset by
•continued module cost reductions, which decreased cost of sales by $35.9 million;
•the increase to our module collection and recycling liability of $10.8 million in 2021 described above;
•the reduction to our product warranty liability of $10.2 million in 2022 described above;
•manufacturing charges of $9.9 million in the prior period associated with the COVID-19 pandemic; and
•the reduction to our module collection and recycling liability of $7.5 million in 2022 described above.

The increase in cost of sales was partially offset by a $128.4 million decrease in our residual business operations cost of sales primarily due to sales of certain projects in the United States in the prior period, partially offset by the impairment loss in the current period for our Luz del Norte PV solar power plant. See Note 5. “Consolidated Balance Sheet Details” to our condensed consolidated financial statements for discussion of the impairment of our Luz del Norte project.

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

The following table shows gross profit for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Nine Month Change
Gross profit	$20,982	$124,580	$(103,598)	(83)%	$9,245	$483,465	$(474,220)	(98)%
% of net sales	3.3%	21.4%			0.6%	24.0%

Gross profit decreased 18.1 percentage points to 3.3% during the three months ended September 30, 2022 from 21.4% during the three months ended September 30, 2021 primarily due to a decrease in the average selling price per watt of our modules, an increase in sales freight, demurrage, and detention charges, a lower benefit from reductions to our product warranty liability described above, and the favorable settlement with a customer in the prior period mentioned above. These decreases to gross profit were partially offset by the higher volume of modules sold, the decrease to our module collection and recycling liability in the current period compared to the increase in the prior period described above, and continued module cost reductions.

Gross profit decreased 23.4 percentage points to 0.6% during the nine months ended September 30, 2022 from 24.0% during the nine months ended September 30, 2021 primarily due to a decrease in the average selling price per watt of our modules, an increase in sales freight, demurrage, and detention charges, the volume of higher gross profit projects sold during the prior period, the impairment loss in the current period for our Luz del Norte PV solar power plant described above, and the prior period indemnification matter described above. These decreases to gross profit were partially offset by the higher volume of modules sold and continued module cost reductions.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Nine Month Change
Selling, general and administrative	$46,368	$43,476	$2,892	7%	$121,990	$131,909	$(9,919)	(8)%
% of net sales	7.4%	7.5%			7.5%	6.5%

Selling, general and administrative expense for the three months ended September 30, 2022 increased compared to the three months ended September 30, 2021, primarily due to an increase in employee compensation expense driven by higher share-based compensation and employee bonus expenses, partially offset by higher charges for impairments of certain project assets in the prior period.

Selling, general and administrative expense for the nine months ended September 30, 2022 decreased compared to the nine months ended September 30, 2021 primarily due to higher charges for impairments of certain project assets in the prior period, a decrease in employee compensation expense driven by reductions in headcount from the sales of our North American O&M operations and U.S. project development business in the prior period, lower professional fees, and lower expected credit losses for our accounts receivable, partially offset by an increase in employee compensation expense driven by higher share-based compensation and employee bonus expenses.

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

The following table shows research and development expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Nine Month Change
Research and development	$29,183	$25,426	$3,757	15%	$81,520	$69,234	$12,286	18%
% of net sales	4.6%	4.4%			5.0%	3.4%

Research and development expense for the three months ended September 30, 2022 increased compared to the three months ended September 30, 2021 primarily due to higher employee compensation expense resulting from an increase in headcount.

Research and development expense for the nine months ended September 30, 2022 increased compared to the nine months ended September 30, 2021 primarily due to higher employee compensation expense resulting from an increase in headcount, increased material and module testing costs, lower share-based compensation expense in the prior period driven by the forfeiture of unvested shares by our former Chief Technology Officer, who retired in March 2021, and increased freight costs.

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

The following table shows production start-up expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Nine Month Change
Production start-up	$19,768	$2,945	$16,823	>100%	$40,337	$16,014	$24,323	152%
% of net sales	3.1%	0.5%			2.5%	0.8%

During the three and nine months ended September 30, 2022, we incurred production start-up expense primarily for our third manufacturing facility in the U.S. and for certain manufacturing upgrades at our Malaysian facilities.

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

Gain on sales of businesses, net

The following table shows gain on sales of businesses, net for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Nine Month Change
Gain on sales of businesses, net	$5,984	$(1,866)	$7,850	421%	$253,272	$147,284	$105,988	72%
% of net sales	1.0%	(0.3)%			15.7%	7.3%

During the three months ended September 30, 2022, we completed the sales of certain international O&M operations to a subsidiary of Clairvest and PAG. During the nine months ended September 30, 2022, we also completed the sales of our Japan project development business to PAG and certain other international O&M operations to a subsidiary of Clairvest. During the nine months ended September 30, 2021, we completed the sales of our North American O&M operations to a subsidiary of Clairvest and our U.S. project development business to Leeward. See Note 2. “Sales of Businesses” to our condensed consolidated financial statements for further information related to these transactions.

Foreign currency loss, net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Nine Month Change
Foreign currency loss, net	$(4,859)	$(1,018)	$(3,841)	377%	$(12,041)	$(4,613)	$(7,428)	161%

Foreign currency loss, net for the three and nine months ended September 30, 2022 increased compared to the three and nine months ended September 30, 2021 primarily due to the differences between our economic hedge positions and the underlying exposures and higher costs associated with hedging activities related to our subsidiaries in India.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, and restricted marketable securities. Interest income also includes interest earned from late customer payments.

The following table shows interest income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Nine Month Change
Interest income	$9,749	$1,752	$7,997	456%	$14,954	$3,996	$10,958	274%

Interest income for the three and nine months ended September 30, 2022 increased compared to the three and nine months ended September 30, 2021 primarily due to higher interest rates on cash, time deposits, and restricted marketable securities.

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

The following table shows interest expense, net for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Nine Month Change
Interest expense, net	$(2,991)	$(2,958)	$(33)	1%	$(9,092)	$(10,577)	$1,485	(14)%

Interest expense, net for the three months ended September 30, 2022 was consistent with the three months ended September 30, 2021. Interest expense, net for the nine months ended September 30, 2022 decreased compared to the nine months ended September 30, 2021 primarily due to changes in the fair value of interest rate swap contracts in the prior period, which did not qualify for hedge accounting, lower amortization of debt discounts and issuance costs in the current period, and lower interest expense associated with project debt.

Other income (expense), net

Other income (expense), net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted marketable securities.

The following table shows other income (expense), net for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Nine Month Change
Other income (expense), net	$4,774	$(2,603)	$7,377	283%	$2,679	$2,598	$81	3%

Other income, net for the three months ended September 30, 2022 increased compared to the three months ended September 30, 2021 primarily due to an increase in the value of a strategic equity investment. Other income, net for the nine months ended September 30, 2022 increased compared to the nine months ended September 30, 2021 primarily due to the valuation increase of a strategic equity investment mentioned above, partially offset by higher realized gains from sales of restricted marketable securities in the prior period.

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

The following table shows income tax benefit (expense) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Three Month Change		2022	2021	Nine Month Change
Income tax benefit (expense)	$12,512	$(837)	$13,349	(>100%)	$(51,788)	$(67,673)	$15,885	(23)%
Effective tax rate	20.3%	1.8%			341.4%	16.7%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period. Income tax benefit increased by $13.3 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to our pretax loss in the current period, partially offset by losses in certain jurisdictions for which no tax benefit could be recorded. Income tax expense decreased by $15.9 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to our lower pretax income in the current period, partially offset by losses in certain jurisdictions for which no tax benefit could be recorded and the remeasurement of our net deferred tax assets in Vietnam as a result of a long-term tax incentive granted in May 2022.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe the judgments and estimates involved in accrued solar module collection and recycling, product warranties, accounting for income taxes, and long-lived asset impairments have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our accounting policies during the nine months ended September 30, 2022.

Recent Accounting Pronouncements

None.

Liquidity and Capital Resources

As of September 30, 2022, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, and contracts with customers for the future sale of solar modules will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. As necessary, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, including near-term construction activities and purchases of manufacturing equipment for our manufacturing facilities in India and the United States. However, our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to company-specific, industry-wide, or broader market concerns.

Any incremental debt financings could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans.

As of September 30, 2022 we had $1.9 billion in cash, cash equivalents, and marketable securities compared to $1.8 billion as of December 31, 2021. The increase in cash, cash equivalents, and marketable securities was primarily driven by cash receipts from module sales, including advance payments for future sales, proceeds from the sales of our Japan project development business and certain international O&M operations, and proceeds from borrowings, partially offset by purchases of property, plant and equipment, expenditures for the construction of certain projects in Japan, and other operating expenditures. As of September 30, 2022, $0.8 billion of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries and was primarily based in U.S. dollar, Japanese yen, Indian rupee, and Euro denominated holdings.

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

We continually evaluate forecasted global demand and seek to balance our manufacturing capacity with such demand. We are currently in the process of expanding our capacity by approximately 11 GWDC, including the construction of our third manufacturing facility in the United States, which is expected to commence operations in the first half of 2023; our first manufacturing facility in India, which is expected to commence operations in the second half of 2023; our fourth manufacturing facility in the United States, which is expected to commence operations in 2025, contingent upon permitting and pending approval of various federal, state, and local incentives; and the expansion of our manufacturing footprint at our existing facilities in Ohio. Our newest factories in the United States and India are expected to produce our next generation Series 7 modules, which combine our thin film CdTe technology with a larger form factor and an innovative steel back rail mounting system that reduces module installation time. In aggregate, we expect to invest approximately $2.5 billion for these facilities and upgrades. As we expand our manufacturing capacity, we expect to continue to receive advance payments from customers for the future sale of modules. Such advance payments are reflected as deferred revenue in our condensed consolidated balance sheets. As of September 30, 2022, our deferred revenue was approximately $0.6 billion. Accordingly, the capital expenditures necessary to expand our capacity in the near term are expected to be financed, in part, by advance payments for module sales in future periods.

In addition to the expansion plans described above, we continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage (or conversion efficiency), and improving manufacturing yield losses. We have a demonstrated history of innovation, continuous improvement, and manufacturing success driven by our significant investments in various R&D initiatives. We continue to invest significant financial resources in such initiatives, and recently announced our plans to invest approximately $0.3 billion for a dedicated R&D facility in the United States to support the implementation of our technology roadmap. Such R&D facility will feature a high-tech pilot manufacturing line, allowing for the production of full-sized prototypes of thin film and tandem PV modules, and is expected to be completed in 2024. During 2022, we expect to spend $0.8 billion to $1.0 billion for capital expenditures, including the new facilities mentioned above and upgrades to machinery and equipment that we believe will further increase our module wattage and expand capacity and throughput at our manufacturing facilities.

We have also committed and expect to commit significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing costs. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass and cover glass for our PV solar modules. Our remaining purchases under these supply agreements are expected to be approximately $1.6 billion of substrate glass and approximately $314 million of cover glass. We have the right to terminate these agreements upon payment of specified termination penalties (which, in aggregate, are up to $277 million as of September 30, 2022 and decline over the remaining supply periods). Additionally, for certain strategic suppliers, we have made, and may in the future be required to make, certain advance payments to secure the raw materials necessary for our module manufacturing.

We have also committed certain financial resources to fulfill our solar module collection and recycling obligations, and have established a trust under which these funds are put into custodial accounts with an established and reputable bank. As of September 30, 2022, such funds were comprised of restricted marketable securities of $182.2 million and restricted cash balances of $6.3 million. As of September 30, 2022, our module collection and recycling liability was $120.2 million. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we adjust the funded amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

As of September 30, 2022, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Cash Flows

The following table summarizes key cash flow activity for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$78,154	$203,092
Net cash used in investing activities	(622,519)	(83,289)
Net cash provided by (used in) financing activities	209,461	(9,210)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	39,866	1,687
Net (decrease) increase in cash, cash equivalents and restricted cash	$(295,038)	$112,280

Operating Activities

The decrease in net cash provided by operating activities was primarily driven by higher expenditures for the construction of certain projects in Japan and certain advance payments for raw materials in the current period, partially offset by higher cash receipts from module sales in the current period and higher operating expenditures in the prior period.

Investing Activities

The increase in net cash used in investing activities was primarily due to higher net purchases of marketable securities and restricted marketable securities, higher purchases of property, plant and equipment, and proceeds from the sales of our North American O&M operations and U.S. project development business in the prior period, partially offset by proceeds from the sales of our Japan project development business and certain international O&M operations in the current period.

Financing Activities

The increase in net cash provided by financing activities was primarily due to higher net borrowings under project specific debt financings for the construction of certain projects in Japan. Such project specific debt financings were assumed by PAG when we completed the sale of our Japan project development business in June 2022. The increase is also due to borrowings under the India Credit Facility in the current period for the development and construction of our first manufacturing facility in India.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022.

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

•any limitations on the value or availability to manufacturers or potential investors of tax incentives that benefit solar energy production, sales, or projects, such as the Section 45X manufacturing credit, ITC, PTC, and accelerated depreciation deductions, could result in reducing such investors’ economic returns, causing a reduction in the availability of affordable financing, thereby reducing demand for PV solar modules; and

•any effort to overturn federal and state laws, regulations, or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of electricity generation that compete with solar energy projects could negatively impact our ability to compete with traditional forms of electricity generation and materially and adversely affect our business.

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

In addition, the United States currently imposes antidumping and countervailing duties on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such antidumping and countervailing duties can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce (“USDOC”), and a decline in duty rates and USDOC refusals to fully enforce U.S. antidumping and countervailing duty laws could have an adverse impact on our operating results. In March 2022, USDOC initiated inquiries concerning alleged circumvention of antidumping and countervailing duties on Chinese imports by crystalline silicon PV cells and module imports assembled and completed in Cambodia, Malaysia, Thailand, and Vietnam. In June 2022, the U.S. President declared an emergency with respect to threats to electricity generation capacity and authorized the U.S. Secretary of Commerce to consider permitting the importation of crystalline silicon PV products from those four countries free of antidumping and countervailing duties for 24 months, or until the emergency has terminated. USDOC has issued regulations implementing that moratorium on antidumping and countervailing duties in the event that it finds circumvention with respect to crystalline silicon PV products assembled and completed in those four countries. USDOC’s preliminary determinations concerning alleged circumvention with respect to those four countries are due to be announced on November 29, 2022. We cannot predict what further actions USDOC will take with respect to these circumvention inquiries. Our operating results could be adversely impacted if USDOC makes negative circumvention determinations or refrains from imposing antidumping and countervailing duties on imports covered by affirmative circumvention determinations. Conversely, affirmative circumvention determinations could positively impact our operating results.

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

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Registration Statement on Form S-1 filed on October 25, 2006)
3.2	Amended and Restated Bylaws of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Form 8-K filed on July 23, 2021)
10.1*+§	Guaranty Agreement, dated August 4, 2022, between First Solar, Inc. and United States International Development Finance Corporation
31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FIRST SOLAR, INC.

Date: October 27, 2022	By:	/s/ BYRON JEFFERS
	Name:	Byron Jeffers
	Title:	Chief Accounting Officer