Form 10-Q
period 2023-03-31
FIRST SOLAR, INC.
filed 2023-04-27
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

As of April 21, 2023, 106,825,674 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

Throughout this Quarterly Report on Form 10-Q, we refer to First Solar, Inc. and its consolidated subsidiaries as “First Solar,” “the Company,” “we,” “us,” and “our.” When referring to our manufacturing capacity, total sales, and solar module sales, the unit of electricity in watts for megawatts (“MW”) and gigawatts (“GW”) is direct current (“DC” or “DC”) unless otherwise noted.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$548,286	$367,040
Cost of sales	436,235	355,577
Gross profit	112,051	11,463
Operating expenses:
Selling, general and administrative	44,028	36,728
Research and development	30,510	27,108
Production start-up	19,494	7,338
Total operating expenses	94,032	71,174
Gain on sales of businesses, net	(17)	1,907
Operating income (loss)	18,002	(57,804)
Foreign currency loss, net	(5,947)	(4,198)
Interest income	25,822	2,325
Interest expense, net	(748)	(2,865)
Other expense, net	(1,456)	(212)
Income (loss) before taxes	35,673	(62,754)
Income tax benefit	6,888	19,499
Net income (loss)	$42,561	$(43,255)

Net income (loss) per share:
Basic	$0.40	$(0.41)
Diluted	$0.40	$(0.41)
Weighted-average number of shares used in per share calculations:
Basic	106,675	106,412
Diluted	107,154	106,412

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$42,561	$(43,255)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,655	(10,125)
Unrealized gain (loss) on marketable securities and restricted marketable securities, net of tax of $(402) and $1,246	6,966	(22,521)
Unrealized gain (loss) on derivative instruments, net of tax of $(708) and $94	2,214	(442)
Other comprehensive income (loss)	11,835	(33,088)
Comprehensive income (loss)	$54,396	$(76,343)

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$906,634	$1,481,269
Marketable securities	1,364,607	1,096,712
Accounts receivable trade, net	298,620	324,337
Accounts receivable unbilled	25,894	30,654
Inventories	751,407	621,376
Other current assets	272,702	237,073
Total current assets	3,619,864	3,791,421
Property, plant and equipment, net	3,858,604	3,536,902
Deferred tax assets, net	136,411	78,680
Restricted marketable securities	196,591	182,070
Government grants receivable	70,114	—
Goodwill	14,462	14,462
Intangible assets, net	28,477	31,106
Inventories	253,353	260,395
Other assets	386,720	356,192
Total assets	$8,564,596	$8,251,228
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$285,760	$341,409
Income taxes payable	77,176	29,397
Accrued expenses	391,912	382,782
Deferred revenue	398,694	263,215
Other current liabilities	20,631	21,245
Total current liabilities	1,174,173	1,038,048
Accrued solar module collection and recycling liability	130,258	128,114
Long-term debt	320,378	184,349
Deferred revenue	949,687	944,725
Other liabilities	121,372	119,937
Total liabilities	2,695,868	2,415,173
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 106,825,067 and 106,609,094 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	107	107
Additional paid-in capital	2,865,753	2,887,476
Accumulated earnings	3,182,850	3,140,289
Accumulated other comprehensive loss	(179,982)	(191,817)
Total stockholders’ equity	5,868,728	5,836,055
Total liabilities and stockholders’ equity	$8,564,596	$8,251,228

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	106,609	$107	$2,887,476	$3,140,289	$(191,817)	$5,836,055
Net income	—	—	—	42,561	—	42,561
Other comprehensive income	—	—	—	—	11,835	11,835
Common stock issued for share-based compensation	364	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(148)	—	(28,314)	—	—	(28,314)
Share-based compensation expense	—	—	6,591	—	—	6,591
Balance at March 31, 2023	106,825	$107	$2,865,753	$3,182,850	$(179,982)	$5,868,728

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	106,332	$106	$2,871,352	$3,184,455	$(96,362)	$5,959,551
Net loss	—	—	—	(43,255)	—	(43,255)
Other comprehensive loss	—	—	—	—	(33,088)	(33,088)
Common stock issued for share-based compensation	414	1	—	—	—	1
Tax withholding related to vesting of restricted stock	(163)	—	(11,505)	—	—	(11,505)
Share-based compensation expense	—	—	3,471	—	—	3,471
Balance at March 31, 2022	106,583	$107	$2,863,318	$3,141,200	$(129,450)	$5,875,175

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$42,561	$(43,255)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation, amortization and accretion	68,855	65,207
Share-based compensation	6,600	3,503
Deferred income taxes	(55,282)	1,083
Gain on sales of businesses, net	17	(1,907)
Other, net	(698)	2,165
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled	33,933	144,286
Inventories	(122,996)	(175,990)
Project assets and PV solar power systems	6,099	(98,695)
Government grants receivable	(70,114)	—
Other assets	(66,493)	(30,838)
Income tax receivable and payable	43,646	(23,502)
Accounts payable and accrued expenses	(61,552)	(38,043)
Deferred revenue	139,713	77,042
Other liabilities	1,113	(19,895)
Net cash used in operating activities	(34,598)	(138,839)
Cash flows from investing activities:
Purchases of property, plant and equipment	(370,961)	(154,761)
Purchases of marketable securities and restricted marketable securities	(1,470,600)	(750,220)
Proceeds from maturities of marketable securities	1,196,334	900,165
Proceeds from sales of businesses	—	1,860
Other investing activities	—	12
Net cash used in investing activities	(645,227)	(2,944)
Cash flows from financing activities:
Repayment of long-term debt	—	(737)
Proceeds from borrowings under long-term debt, net of issuance costs	136,000	18,006
Payments of tax withholdings for restricted shares	(28,314)	(11,505)
Net cash provided by financing activities	107,686	5,764
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	1,495	15,162
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(570,644)	(120,857)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of the period	1,493,462	1,455,837
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of the period	$922,818	$1,334,980
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$330,830	$105,643

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K, which has been filed with the SEC.

Unless expressly stated or the context otherwise requires, the terms “the Company,” “we,” “us,” “our,” and “First Solar” refer to First Solar, Inc. and its consolidated subsidiaries, and the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report.

2. Sales of Businesses

Sales of International O&M Operations

In January 2022, we completed the sale of our Chilean operations and maintenance (“O&M”) operations to a subsidiary of Clairvest Group, Inc. (“Clairvest”) and received total consideration of $1.9 million. As a result of this transaction, we recognized a gain of $1.9 million, net of transaction costs and post-closing adjustments, during the three months ended March 31, 2022, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

During the three months ended March 31, 2023, we recognized certain post-closing adjustments associated with the prior sale of our O&M operations in a foreign jurisdiction, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

3. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents:
Cash	$899,537	$1,476,945
Money market funds	7,097	4,324
Total cash and cash equivalents	906,634	1,481,269
Marketable securities:
Foreign debt	56,499	59,777
U.S. debt	56,731	56,463
U.S. Treasury securities	520,516	—
Time deposits	730,861	980,472
Total marketable securities	1,364,607	1,096,712
Total cash, cash equivalents, and marketable securities	$2,271,241	$2,577,981

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 to the total of such amounts as presented in the condensed consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	March 31, 2023	December 31, 2022
Cash and cash equivalents	Cash and cash equivalents	$906,634	$1,481,269
Restricted cash – current	Other current assets	12,256	3,175
Restricted cash – noncurrent	Other assets	1,349	2,734
Restricted cash equivalents - noncurrent	Other assets	2,579	6,284
Total cash, cash equivalents, restricted cash, and restricted cash equivalents		$922,818	$1,493,462

See Note 9. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$56,952	$—	$430	$23	$56,499
U.S. debt	58,376	—	1,623	22	56,731
U.S. Treasury securities	520,705	—	189	—	520,516
Time deposits	731,114	—	—	253	730,861
Total	$1,367,147	$—	$2,242	$298	$1,364,607

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$59,940	$—	$140	$23	$59,777
U.S. debt	58,308	—	1,823	22	56,463
Time deposits	980,810	—	—	338	980,472
Total	$1,099,058	$—	$1,963	$383	$1,096,712

The following table presents the change in the allowance for credit losses related to our available-for-sale marketable securities for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Allowance for credit losses, beginning of period	$383	$97
Provision for credit losses, net	253	49
Sales and maturities of marketable securities	(338)	(86)
Allowance for credit losses, end of period	$298	$60

The contractual maturities of our marketable securities as of March 31, 2023 were as follows (in thousands):

Fair Value
One year or less	$1,259,325
One year to two years	69,886
Two years to three years	31,399
Three years to four years	—
Four years to five years	—
More than five years	3,997
Total	$1,364,607

4. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Foreign government obligations	$48,539	$46,886
Supranational debt	15,614	8,661
U.S. debt	114,283	109,328
U.S. government obligations	18,155	17,195
Total restricted marketable securities	$196,591	$182,070

Our restricted marketable securities represent long-term investments to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. We have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. As of March 31, 2023 and December 31, 2022, such custodial accounts also included noncurrent restricted cash and cash equivalents balances of $2.6 million and $6.7 million, respectively, which were reported within “Other assets.” Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

See Note 9. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted marketable securities.

The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$64,647	$—	$16,098	$10	$48,539
Supranational debt	17,851	—	2,237	—	15,614
U.S. debt	147,842	—	33,531	28	114,283
U.S. government obligations	24,529	—	6,369	5	18,155
Total	$254,869	$—	$58,235	$43	$196,591

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$64,008	$—	$17,112	$10	$46,886
Supranational debt	11,146	—	2,485	—	8,661
U.S. debt	148,288	—	38,932	28	109,328
U.S. government obligations	24,551	—	7,352	4	17,195
Total	$247,993	$—	$65,881	$42	$182,070

The following table presents the change in the allowance for credit losses related to our restricted marketable securities for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Allowance for credit losses, beginning of period	$42	$53
Provision for credit losses, net	1	(3)
Allowance for credit losses, end of period	$43	$50

As of March 31, 2023, the contractual maturities of our restricted marketable securities were between 8 years and 16 years.

5. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable trade, gross	$299,628	$325,379
Allowance for credit losses	(1,008)	(1,042)
Accounts receivable trade, net	$298,620	$324,337

Allowance for credit losses

The following table presents the change in the allowance for credit losses related to our trade accounts receivable for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Allowance for credit losses, beginning of period	$1,042	$664
Provision for credit losses, net	(34)	(185)
Allowance for credit losses, end of period	$1,008	$479

Inventories

Inventories consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$403,225	$397,912
Work in process	75,731	66,641
Finished goods	525,804	417,218
Inventories	$1,004,760	$881,771
Inventories – current	$751,407	$621,376
Inventories – noncurrent	$253,353	$260,395

Other current assets

Other current assets consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Spare maintenance materials and parts	$120,542	$114,428
Operating supplies	59,697	47,492
Prepaid expenses	45,470	43,262
Prepaid income taxes	12,325	8,314
Restricted cash	12,256	3,175
Derivative instruments (1)	2,690	2,018
Other	19,722	18,384
Other current assets	$272,702	$237,073
——————————
(1)See Note 7. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Land	$35,305	$35,259
Buildings and improvements	1,009,652	893,049
Machinery and equipment	2,803,499	2,762,801
Office equipment and furniture	155,321	146,467
Leasehold improvements	40,077	40,160
Construction in progress	1,343,541	1,121,938
Property, plant and equipment, gross	5,387,395	4,999,674
Accumulated depreciation	(1,528,791)	(1,462,772)
Property, plant and equipment, net	$3,858,604	$3,536,902

Depreciation of property, plant and equipment was $65.9 million and $58.6 million for the three months ended March 31, 2023 and 2022, respectively.

Goodwill

Goodwill for the relevant reporting unit consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2022	Acquisitions (Impairments)	March 31, 2023
Modules	$407,827	$—	$407,827
Accumulated impairment losses	(393,365)	—	(393,365)
Goodwill	$14,462	$—	$14,462

Intangible assets, net

Intangible assets, net consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$97,347	$(71,150)	$26,197
Patents	8,970	(6,690)	2,280
Intangible assets, net	$106,317	$(77,840)	$28,477

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$97,347	$(68,650)	$28,697
Patents	8,970	(6,561)	2,409
Intangible assets, net	$106,317	$(75,211)	$31,106

Amortization of intangible assets was $2.6 million and $2.7 million for the three months ended March 31, 2023 and 2022.

Other assets

Other assets consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Advance payments for raw materials	$137,860	$91,260
Operating lease assets (1)	91,282	93,185
Income tax receivables	56,993	56,993
Project assets	30,397	30,108
Accounts receivable unbilled, net	10,111	11,498
Restricted cash equivalents	2,579	6,284
Restricted cash	1,349	2,734
Accounts receivable trade, net	—	1,500
Other	56,149	62,630
Other assets	$386,720	$356,192
——————————
(1)See Note 8. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

Accrued expenses

Accrued expenses consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Accrued property, plant and equipment	$193,399	$148,777
Accrued freight	69,090	77,136
Accrued inventory	54,463	44,679
Accrued compensation and benefits	17,339	47,939
Accrued other taxes	12,862	19,765
Product warranty liability (1)	10,236	10,660
Other	34,523	33,826
Accrued expenses	$391,912	$382,782
——————————
(1)See Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product Warranties.”

Other current liabilities

Other current liabilities consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Operating lease liabilities (1)	$9,363	$9,193
Derivative instruments (2)	6,797	6,668
Other taxes payable	1,180	1,185
Other	3,291	4,199
Other current liabilities	$20,631	$21,245
——————————
(1)See Note 8. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)See Note 7. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Other liabilities

Other liabilities consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Operating lease liabilities (1)	$38,473	$40,589
Deferred tax liabilities, net	32,500	28,929
Product warranty liability (2)	23,079	23,127
Other	27,320	27,292
Other liabilities	$121,372	$119,937
——————————
(1)See Note 8. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)See Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product Warranties.”

6. Government Grants

Government grants represent benefits provided by federal, state, or local governments that are not subject to the scope of ASC 740. We recognize a grant when we have reasonable assurance that we will comply with the grant’s conditions and that the grant will be received. Government grants whose primary condition is the purchase, construction, or acquisition of a long-lived asset are considered asset-based grants and are recognized as a reduction to such asset’s cost-basis, which reduces future depreciation. Other government grants not related to long-lived assets are considered income-based grants, which are recognized as a reduction to the related cost of activities that generated the benefit.

The following table presents the benefits recognized from income-based government grants in our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
Income Statement Line Item	2023	2022
Cost of sales	$70,114	$—

In August 2022, the U.S. President signed into law the Inflation Reduction Act of 2022 (“IRA”). Among other things, the IRA offers a tax credit, pursuant to Section 45X of the Internal Revenue Code (“IRC”), for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. For eligible components, the credit is equal to (i) $12 per square meter for a photovoltaic (“PV”) wafer, (ii) 4 cents multiplied by the capacity of a PV cell, and (iii) 7 cents multiplied by the capacity of a PV module. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. We recognize such credit as a reduction to “Cost of sales” in the period the modules are sold to customers. Such credit is also reflected on our condensed consolidated balance sheets within “Government grants receivable.”

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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Commodity swap contracts	$—	$2,323
Total derivatives designated as hedging instruments	$—	$2,323

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$2,690	$4,474
Total derivatives not designated as hedging instruments	$2,690	$4,474
Total derivative instruments	$2,690	$6,797

	December 31, 2022
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Commodity swap contracts	$—	$17	$4,447	$144
Total derivatives designated as hedging instruments	$—	$17	$4,447	$144

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$2,018	$—	$2,221	$—
Total derivatives not designated as hedging instruments	$2,018	$—	$2,221	$—
Total derivative instruments	$2,018	$17	$6,668	$144

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Foreign Exchange Forward Contracts	Commodity Swap Contracts	Total
Balance as of December 31, 2022	$—	$(7,242)	$(7,242)
Amounts recognized in other comprehensive income (loss)	—	254	254
Amounts reclassified to earnings impacting:
Cost of sales	—	2,668	2,668
Balance as of March 31, 2023	$—	$(4,320)	$(4,320)

Balance as of December 31, 2021	$1,126	$—	$1,126
Amounts recognized in other comprehensive income (loss)	426	(402)	24
Amounts reclassified to earnings impacting:
Cost of sales	(560)	—	(560)
Balance as of March 31, 2022	$992	$(402)	$590

During the three months ended March 31, 2022, we recognized unrealized losses of less than $0.1 million within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges.

The following table presents the pretax amounts related to derivative instruments designated as net investment hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the three months ended March 31, 2023 (in thousands):

Foreign Exchange Forward Contracts
Balance as of December 31, 2022	$(667)
Amounts recognized in other comprehensive income (loss)	—
Balance as of March 31, 2023	$(667)

The following table presents gains and losses related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
	Income Statement Line Item	2023	2022
Foreign exchange forward contracts	Cost of sales	$—	$78
Foreign exchange forward contracts	Foreign currency loss, net	(4,683)	18,981

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

Transaction Exposure and Economic Hedging

Many of our subsidiaries have assets and liabilities (primarily cash, receivables, deferred taxes, payables, accrued expenses, operating lease liabilities, long-term debt, and solar module collection and recycling liabilities) that are denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which these assets and liabilities are denominated will create fluctuations in our reported condensed consolidated statements of operations and cash flows. We may enter into foreign exchange forward contracts or other financial instruments to economically hedge assets and liabilities against the effects of currency exchange rate fluctuations. The gains and losses on such foreign exchange forward contracts will economically offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency denominated assets and liabilities.

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

As of March 31, 2023 and December 31, 2022, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	March 31, 2023
Transaction	Currency	Notional Amount	USD Equivalent
Sell	Canadian dollar	CAD 4.2	$3.1
Sell	Chilean peso	CLP 1,979.6	$2.5
Purchase	Euro	€96.4	$104.5
Sell	Euro	€28.8	$31.2
Purchase	Indian rupee	INR 12,009.8	$146.0
Sell	Indian rupee	INR 26,911.9	$327.1
Purchase	Japanese yen	¥2,151.6	$16.3
Sell	Japanese yen	¥1,971.1	$14.9
Purchase	Malaysian ringgit	MYR 113.3	$25.7
Sell	Malaysian ringgit	MYR 35.0	$7.9
Sell	Mexican peso	MXN 34.6	$1.9
Purchase	Singapore dollar	SGD 21.4	$16.1

	December 31, 2022
Transaction	Currency	Notional Amount	USD Equivalent
Sell	Canadian dollar	CAD 4.2	$3.1
Sell	Chilean peso	CLP 5,996.5	$7.0
Purchase	Euro	€160.2	$170.5
Sell	Euro	€38.4	$40.9
Sell	Indian rupee	INR 27,119.5	$327.4
Purchase	Japanese yen	¥2,982.7	$22.4
Sell	Japanese yen	¥8,950.3	$67.1
Purchase	Malaysian ringgit	MYR 99.8	$22.6
Sell	Malaysian ringgit	MYR 13.7	$3.1
Sell	Mexican peso	MXN 34.6	$1.8
Purchase	Singapore dollar	SGD 1.4	$1.0

Commodity Price Risk

We use commodity swap contracts to mitigate our exposure to commodity price fluctuations for certain raw materials used in the production of our modules. During the year ended December 31, 2022, we entered into various commodity swap contracts to hedge a portion of our forecasted cash flows for purchases of aluminum frames between July 2022 and December 2023. Such swaps had an aggregate initial notional value based on metric tons of forecasted aluminum purchases, equivalent to $70.5 million, and entitle us to receive a three-month average London Metals Exchange price for aluminum while requiring us to pay certain fixed prices. The notional amount of the commodity swap contracts proportionately adjusts with forecasted purchases of aluminum frames. As of March 31, 2023, the notional value associated with these contracts was $18.6 million.

These commodity swap contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transactions occur and impact earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of March 31, 2023 and December 31, 2022. In the following 12 months, we expect to reclassify into earnings $4.2 million of net unrealized losses related to these commodity swap contracts that are included in “Accumulated other comprehensive loss” at March 31, 2023 as we realize the earnings effects of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual commodity pricing when we realize the related forecasted transactions.

8. Leases

Our lease arrangements include land associated with our corporate and administrative offices, land for our international manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Malaysia, India, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the three months ended March 31, 2023 and 2022, and as of March 31, 2023 and December 31, 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$2,937	$4,377
Variable lease cost	895	599
Short-term lease cost	70	31
Total lease cost	$3,902	$5,007

Payments of amounts included in the measurement of operating lease liabilities	$2,753	$4,136
Lease assets obtained in exchange for operating lease liabilities	$251	$534

	March 31, 2023	December 31, 2022
Operating lease assets	$91,282	$93,185
Operating lease liabilities – current	9,363	9,193
Operating lease liabilities – noncurrent	38,473	40,589

Weighted-average remaining lease term	5 years	6 years
Weighted-average discount rate	5.1%	5.1%

As of March 31, 2023, the future payments associated with our lease liabilities were as follows (in thousands):

Total Lease Liabilities
Remainder of 2023	$8,558
2024	10,999
2025	9,899
2026	8,367
2027	5,777
2028	5,900
Thereafter	5,490
Total future payments	54,990
Less: interest	(7,154)
Total lease liabilities	$47,836

9. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents and Restricted Cash Equivalents. At March 31, 2023 and December 31, 2022, our cash equivalents and restricted cash equivalents consisted of money market funds. We value our cash equivalents and restricted cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At March 31, 2023 and December 31, 2022, our marketable securities consisted of foreign debt, U.S. debt, U.S. Treasury securities, and time deposits, and our restricted marketable securities consisted of foreign and U.S. government obligations, supranational debt, and U.S. debt. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At March 31, 2023 and December 31, 2022, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and commodity swap contracts involving major commodity prices. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including credit risk, foreign exchange rates, forward and spot prices for currencies, and forward prices for commodities. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At March 31, 2023 and December 31, 2022, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$7,097	$7,097	$—	$—
Restricted cash equivalents:
Money market funds	2,579	2,579	—	—
Marketable securities:
Foreign debt	56,499	—	56,499	—
U.S. debt	56,731	—	56,731	—
U.S. Treasury securities	520,516	520,516	—	—
Time deposits	730,861	730,861	—	—
Restricted marketable securities	196,591	—	196,591	—
Derivative assets	2,690	—	2,690	—
Total assets	$1,573,564	$1,261,053	$312,511	$—
Liabilities:
Derivative liabilities	$6,797	$—	$6,797	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$4,324	$4,324	$—	$—
Restricted cash equivalents:
Money market funds	6,284	6,284	—	—
Marketable securities:
Foreign debt	59,777	—	59,777	—
U.S. debt	56,463	—	56,463	—
Time deposits	980,472	980,472	—	—
Restricted marketable securities	182,070	—	182,070	—
Derivative assets	2,035	—	2,035	—
Total assets	$1,291,425	$991,080	$300,345	$—
Liabilities:
Derivative liabilities	$6,812	$—	$6,812	$—

Fair Value of Financial Instruments

At March 31, 2023 and December 31, 2022, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Government grants receivable - noncurrent	$70,114	$69,243	$—	$—
Accounts receivable unbilled, net - noncurrent	10,111	9,178	11,498	10,304
Accounts receivable trade, net - noncurrent	—	—	1,500	1,339

Liabilities:
Long-term debt (1)	$321,000	$283,996	$185,000	$160,986
——————————
(1)Excludes unamortized issuance costs.

The carrying values in our condensed consolidated balance sheets of our current trade accounts receivable, current unbilled accounts receivable, restricted cash, accounts payable, and accrued expenses approximated their fair values due to their nature and relatively short maturities; therefore, we excluded them from the foregoing table. The fair value measurements for our noncurrent unbilled accounts receivable, noncurrent trade accounts receivable, government grants receivable, and long-term debt are considered Level 2 measurements under the fair value hierarchy.

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

10. Debt

Our long-term debt consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

		Balance (USD)
Loan Agreement	Currency	March 31, 2023	December 31, 2022
India Credit Facility	USD	$321,000	$185,000
Less: unamortized issuance costs		(622)	(651)
Total long-term debt		$320,378	$184,349

India Credit Facility

In July 2022, FS India Solar Ventures Private Limited, our indirect wholly-owned subsidiary, entered into a finance agreement (the “India Credit Facility”) with the U.S. International Development Finance Corporation (“DFC”) for aggregate borrowings up to $500.0 million for the development and construction of an approximately 3.3 GWDC solar module manufacturing facility in India. Principal on the India Credit Facility is payable in scheduled semi-annual installments through the facility’s expected maturity in August 2029. The India Credit Facility is guaranteed by First Solar, Inc.

Interest Rate Risk

As of March 31, 2023, our long-term debt borrowing rates were as follows:

Loan Agreement	Interest Rate	Effective Interest Rate
India Credit Facility	U.S. Treasury Constant Maturity Yield plus 1.75%	5.36%

Future Principal Payments

At March 31, 2023, the future principal payments on our long-term debt were due as follows (in thousands):

Total Debt
Remainder of 2023	$—
2024	22,759
2025	58,358
2026	58,358
2027	58,390
2028	58,422
Thereafter	64,713
Total long-term debt future principal payments	$321,000

11. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of March 31, 2023, the majority of these commercial commitments supported our modules business.

As of March 31, 2023, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Bilateral facilities (1)	$119.3	$126.1
Surety bonds	8.7	233.1
——————————
(1)Of the total letters of credit issued under the bilateral facilities, $13.0 million was secured with cash.

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

Product warranty activities during the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Product warranty liability, beginning of period	$33,787	$52,553
Accruals for new warranties issued	994	848
Settlements	(1,326)	(6,002)
Changes in estimate of product warranty liability	(140)	(383)
Product warranty liability, end of period	$33,315	$47,016
Current portion of warranty liability	$10,236	$11,809
Noncurrent portion of warranty liability	$23,079	$35,207

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of March 31, 2023 and December 31, 2022, we accrued $2.5 million of current indemnification liabilities. As of March 31, 2023, the maximum potential amount of future payments under our indemnifications was $53.8 million, and we held insurance and other instruments allowing us to recover up to $27.3 million of potential amounts paid under the indemnifications.

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

Our module collection and recycling liability was $130.3 million and $128.1 million as of March 31, 2023 and December 31, 2022, respectively. See Note 4. “Restricted Marketable Securities” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

Legal Proceedings

Class Action

On January 7, 2022, a putative class action lawsuit titled City of Pontiac General Employees’ Retirement System v. First Solar, Inc., et al., Case No. 2:22-cv-00036-MTL, was filed in the United States District Court for the District of Arizona (hereafter “Arizona District Court”) against the Company and certain of our current officers (collectively, “Putative Class Action Defendants”). The complaint was filed on behalf of a purported class consisting of all purchasers of First Solar common stock between February 22, 2019 and February 20, 2020, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on allegedly false and misleading statements related to the Company’s Series 6 solar modules and its project development business. It seeks unspecified damages and an award of costs and expenses. On April 25, 2022, the Arizona District Court issued an order appointing the Palm Harbor Special Fire Control & Rescue District Firefighters’ Pension Plan and the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiffs. On June 23, 2022, Lead Plaintiffs filed an Amended Complaint that brings the same claims and seeks the same relief as the original complaint. On January 10, 2023, the Court granted the Putative Class Action Defendants’ motion to dismiss in full, with leave to amend by February 10, 2023. On February 10, 2023, Lead Plaintiffs filed a Second Amended Complaint. Putative Class Action Defendants filed a motion to dismiss the Second Amended Complaint on February 24, 2023. Lead Plaintiffs filed their opposition to the motion to dismiss on March 10, 2023, and Putative Class Action Defendants filed a reply in support of their motion to dismiss on March 17, 2023. Given the early stage of the litigation, at this time we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from this action.

Derivative Action

On September 13, 2022, a derivative action titled Federman v. Widmar, et al., Case No. 2:22-cv-01541-JAT, was filed by a putative stockholder purportedly on behalf of the Company in the Arizona District Court against our current directors and certain officers of the Company (collectively, “Derivative Action Defendants”), alleging violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, contribution and indemnification, aiding and abetting, and gross mismanagement. The complaint generally alleges that the Derivative Action Defendants caused or allowed false and misleading statements to be made concerning the Company’s Series 6 modules and project development business. The action includes claims for, among other things, damages in favor of the Company and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees. The Company believes that the plaintiff in the derivative action lacks standing to pursue litigation on behalf of First Solar. On February 17, 2023, the case was transferred to Judge Liburdi, who is also presiding over the related putative class action. On March 10, 2023, the plaintiff filed an Amended Complaint. On April 10, 2023, the Derivative Action Defendants filed a motion to dismiss the Amended Complaint. The plaintiff’s deadline to oppose the Derivative Action Defendants’ motion to dismiss is May 18, 2023. Given the early stage of the litigation, at this time we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from this action.

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

We are party to other legal matters and claims in the normal course of our operations. While we believe the ultimate outcome of these matters and claims will not have a material adverse effect on our financial position, results of operations, or cash flows, the outcome of such matters and claims is not determinable with certainty, and negative outcomes may adversely affect us. There have been no material changes to these matters since our Annual Report on Form 10-K for the year ended December 31, 2022 was filed with the SEC on February 28, 2023.

12. Revenue from Contracts with Customers

The following table presents the disaggregation of revenue from contracts with customers for the three months ended March 31, 2023 and 2022 along with the reportable segment for each category (in thousands):

		Three Months Ended March 31,
Category	Segment	2023	2022
Solar modules	Modules	$536,590	$354,881
Solar power systems	Other	11,261	1,969
O&M services	Other	452	3,897
Energy generation	Other	(17)	6,293
Net sales		$548,286	$367,040

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

We recognize revenue for sales of development projects or completed systems when we enter into the associated sales contract. For certain prior project sales, such revenue included estimated amounts of variable consideration. These estimates may require significant judgment to determine the most likely amount of net contract revenues. The cumulative effect of revisions to estimates is recorded in the period in which the revisions are identified and the amounts can be reasonably estimated. During the three months ended March 31, 2023, revenue increased $5.4 million due to net changes in transaction prices for four projects, which represented 23.8% of the aggregate revenue for such projects.

The following table reflects the changes in our contract assets, which we classify as “Accounts receivable unbilled, net” and our contract liabilities, which we classify as “Deferred revenue,” for the three months ended March 31, 2023 (in thousands):

	March 31, 2023	December 31, 2022	Three Month Change
Accounts receivable unbilled, net (1)	$36,005	$42,152	$(6,147)	(15)%
Deferred revenue	$1,348,381	$1,207,940	$140,441	12%
——————————
(1)Includes $10.1 million and $11.5 million of noncurrent accounts receivable unbilled, net classified as “Other assets” on our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

During the three months ended March 31, 2023, our contract assets decreased by $6.1 million primarily due to billings for a certain prior project sale, offset by unbilled receivables associated with variable consideration recognized for the sale of certain development projects in a prior period. During the three months ended March 31, 2023, our contract liabilities increased by $140.4 million primarily due to advance payments received for sales of solar modules in the current period, partially offset by the recognition of revenue for sales of solar modules for which payment was received in prior years. During the three months ended March 31, 2023 and 2022, we recognized revenue of $90.4 million and $43.7 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

As of March 31, 2023, we had entered into contracts with customers for the future sale of 69.4 GWDC of solar modules for an aggregate transaction price of $20.4 billion, which we expect to recognize as revenue through 2029 as we transfer control of the modules to the customers. Such aggregate transaction price excludes estimates of variable consideration associated with (i) future module technology improvements, including new product designs and enhancements to certain energy related attributes, (ii) the extension of the investment tax credit (“ITC”), (iii) sales freight in excess of a defined threshold, (iv) changes to certain commodity prices, and (v) the module wattage committed for delivery, among other things. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price. These contracts may also be subject to amendments made by us or requested by our customers and approved by us. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

13. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of sales	$926	$498
Selling, general and administrative	4,782	2,574
Research and development	877	431
Production start-up	15	—
Total share-based compensation expense	$6,600	$3,503

As of March 31, 2023, we had $53.8 million of unrecognized share-based compensation expense related to unvested restricted stock and performance units, which we expect to recognize over a weighted-average period of approximately 1.8 years.

In March 2020, the compensation committee of our board of directors approved grants of performance units for key executive officers to be earned over a multi-year performance period, which ended in December 2022. Vesting of the 2020 grants of performance units was contingent upon the relative attainment of target contracted revenue, module wattage, and return on capital metrics. In March 2023, the compensation committee certified the achievement of the vesting conditions applicable to the grants, which approximated the target level of performance. Accordingly, each participant received one share of common stock for each vested performance unit granted, net of any tax withholdings.

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

In March 2023, the compensation committee approved additional grants of performance units for key executive officers. Such grants are expected to be earned over a multi-year performance period ending in December 2025. Vesting of the 2023 grants of performance units is contingent upon the relative attainment of target contracted revenue, production, and operating margin metrics.

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

14. Income Taxes

In August 2022, the U.S. President signed into law the IRA, which revised U.S. tax law by, among other things, including a new corporate alternative minimum tax of 15% on certain large corporations, imposing a 1% excise tax on stock buybacks, and providing various incentives to address climate change, including the introduction of the advanced manufacturing production credit. The provisions of the IRA are generally effective for tax years beginning after 2022. Given the complexities of the IRA, which is pending technical guidance and regulations from the Internal Revenue Service (“IRS”) and U.S. Treasury Department, we will continue to monitor these developments and evaluate the potential future impact to our results of operations.

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

Our effective tax rate was (19.3)% and 31.1% for the three months ended March 31, 2023 and 2022, respectively. The decrease in our effective tax rate was primarily driven by higher excess tax benefits associated with share-based compensation and the effect of the advanced manufacturing production credit described in Note 6. “Government Grants” to our condensed consolidated financial statements. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to excess tax benefits associated with share-based compensation and the effect of tax law changes associated with the IRA described above, partially offset by losses in certain jurisdictions for which no tax benefit could be recorded.

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

Our Vietnamese subsidiary had previously been granted a tax incentive that provided a two-year tax exemption, which began in 2020, and reduced annual tax rates through the end of 2025. In May 2022, our Vietnamese subsidiary was granted a new long-term tax incentive that provides an additional two-year tax exemption through 2023, followed by reduced annual tax rates of 5% through 2032 and 10% through 2036. Such long-term tax incentive is conditional upon our continued compliance with certain revenue and research and development (“R&D”) spending thresholds, which we are currently in compliance with and expect to continue to comply with through the expiration of the tax holiday.

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

15. Net Income (Loss) per Share

The calculation of basic and diluted net income (loss) per share for the three months ended March 31, 2023 and 2022 was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic net income (loss) per share
Numerator:
Net income (loss)	$42,561	$(43,255)
Denominator:
Weighted-average common shares outstanding	106,675	106,412

Diluted net income (loss) per share
Denominator:
Weighted-average common shares outstanding	106,675	106,412
Effect of restricted stock and performance units	479	—
Weighted-average shares used in computing diluted net income (loss) per share	107,154	106,412

Net income (loss) per share:
Basic	$0.40	$(0.41)
Diluted	$0.40	$(0.41)

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income (loss) per share for the three months ended March 31, 2023 and 2022 as such shares would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2023	2022
Anti-dilutive shares	11	504

16. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2023 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Marketable Securities and Restricted Marketable Securities	Unrealized (Loss) Gain on Derivative Instruments	Total
Balance as of December 31, 2022	$(121,473)	$(64,780)	$(5,564)	$(191,817)
Other comprehensive income before reclassifications	2,791	7,368	254	10,413
Amounts reclassified from accumulated other comprehensive loss	(136)	—	2,668	2,532
Net tax effect	—	(402)	(708)	(1,110)
Net other comprehensive income	2,655	6,966	2,214	11,835
Balance as of March 31, 2023	$(118,818)	$(57,814)	$(3,350)	$(179,982)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended March 31,
		2023	2022
Foreign currency translation adjustment:
Foreign currency translation adjustment	Cost of sales	$146	$—
Foreign currency translation adjustment	Other expense, net	(10)	(5)
Total foreign currency translation adjustment		136	(5)
Unrealized (loss) gain on derivative contracts:
Foreign exchange forward contracts	Cost of sales	—	560
Commodity swap contracts	Cost of sales	(2,668)	—
Total unrealized (loss) gain on derivative contracts		(2,668)	560
Total (loss) gain reclassified		$(2,532)	$555

17. Segment Reporting

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

See Note 19. “Segment and Geographical Information” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional discussion of our segment reporting.

The following tables provide a reconciliation of certain financial information for our reportable segment to information presented in our condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 and as of March 31, 2023 and December 31, 2022 (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Modules	Other	Total	Modules	Other	Total
Net sales	$536,590	$11,696	$548,286	$354,881	$12,159	$367,040
Gross profit	106,894	5,157	112,051	11,189	274	11,463
Depreciation and amortization expense	61,583	2	61,585	56,199	2,846	59,045

	March 31, 2023			December 31, 2022
	Modules	Other	Total	Modules	Other	Total
Goodwill	$14,462	$—	$14,462	$14,462	$—	$14,462

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: effects resulting from certain module manufacturing changes; our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, module volumes produced, module volumes sold, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties, solar module technology and cost reduction roadmaps, restructuring, product reliability, investments, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; the impact of public policies; the potential impact of legislation intended to encourage renewable energy investments through tax credits; our ability to expand manufacturing capacity worldwide; the impact of supply chain disruptions, which may affect the procurement of raw materials used in our manufacturing process and the distribution of our modules; R&D programs and our ability to improve the wattage of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” “contingent,” and the negative or plural of these words, and other comparable terminology.

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

•the passage of legislation intended to encourage renewable energy investments through tax credits, such as the IRA;

•our ability to execute on our long-term strategic plans, including our ability to secure financing;

•our ability to execute on our solar module technology and cost reduction roadmaps;

•our ability to incorporate technology improvements into our manufacturing process, including the implementation of our Copper Replacement (“CuRe”) program, the production of bifacial solar modules, and next generation Series 7 modules;

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

•our continued investment in R&D;

•the supply and price of components and raw materials, including CdTe;

•our ability to attract and retain key executive officers and associates; and

•all other matters discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the SEC.

You should carefully consider the risks and uncertainties described in this section. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q.

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

Certain of our financial results and other key operational developments for the three months ended March 31, 2023 include the following:

•Net sales for the three months ended March 31, 2023 increased by 49% to $548.3 million compared to $367.0 million for the same period in 2022. The increase was primarily driven by an increase in the volume of modules sold to third parties.

•Gross profit for the three months ended March 31, 2023 increased 17.3 percentage points to 20.4% from 3.1% for the same period in 2022. The increase in gross profit was primarily due to the initial recognition of the advanced manufacturing production credit under Section 45X of the IRC, continued module cost reductions, and the higher volume of modules sold in the current period, partially offset by higher under-utilization charges associated with the initial ramp of our first Series 7 manufacturing facility in Ohio.

•During the three months ended March 31, 2023, we commenced commercial production of Series 7 modules at our third facility in Ohio, bringing our total installed nameplate module production capacity across all our Series 6 and Series 7 facilities to approximately 13 GWDC. During the three months ended March 31, 2023, we produced 2.5 GWDC and sold 1.9 GWDC of solar modules. During 2023, we expect to produce between 11.5 GWDC and 12.2 GWDC and sell between 11.8 GWDC and 12.3 GWDC of solar modules.

•During the three months ended March 31, 2023, we ran our Series 6 manufacturing facilities at 98% capacity utilization, which represented a seven percentage point increase from the same period in 2022.

•During the three months ended March 31, 2023, we established a new world record CdTe research cell conversion efficiency of 22.3%, which was certified by the U.S. Department of Energy’s National Renewable Energy Laboratory. Such record cell conversion efficiency is based on our CuRe program, which replaces copper with certain other elements that are expected to enhance module performance. Among other things, the anticipated future implementation of our CuRe program is expected to improve the temperature coefficient and reduce the warranted degradation of our modules, thereby enabling our PV solar modules to produce more energy in real world operating conditions over their estimated useful life than crystalline silicon modules with the same nameplate capacity.

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

Recently enacted government support programs, such as the IRA, have contributed and are expected to continue to contribute to this momentum by providing solar module manufacturers, project developers, and project owners with tax incentives to accelerate the ongoing transition to clean energy. Based on recent U.S. Treasury Department estimates, the IRA is expected to provide aggregate funding of $369 billion to address climate change, of which $270 billion is expected in the form of various tax incentives. Among other things, the IRA (i) reinstates the 30% investment tax credit for qualifying solar projects that meet certain wage and apprenticeship requirements, (ii) extends the production tax credit to include energy generated from solar projects, (iii) provides incremental investment and production tax credits for solar projects that meet certain domestic content and location requirements, and (iv) offers tax credits for solar modules and solar module components manufactured in the United States and sold to third parties.

Supply and demand. As a result of the market opportunities and increased demand described above, we are in the process of expanding our manufacturing capacity by approximately 7.7 GWDC, including the construction of our first manufacturing facility in India, which is expected to commence operations in the second half of 2023; our fourth manufacturing facility in the United States, which is expected to commence operations in late 2024; and the expansion of our manufacturing footprint at our existing facilities in Ohio. We continue to evaluate opportunities for future expansion, particularly within the United States. In the aggregate, we believe manufacturers of solar cells and modules, particularly those in China, have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. Accordingly, we believe the solar industry may experience periods of structural imbalance between supply and demand, which could lead to periods of pricing volatility. In light of such market realities, we continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process, our R&D capabilities, the sustainability advantage of our modules, and our financial stability. As a result of this focus, we recently commenced commercial production of Series 7 modules at our third manufacturing facility in Ohio.

Pricing competition. The solar industry has been characterized by intense pricing competition, both at the module and system levels. This competition may result in an environment in which pricing falls rapidly, thereby potentially increasing demand for solar energy solutions but constraining the ability for project developers and module manufacturers to sustain meaningful and consistent profitability. Our results of operations could be adversely affected if competitors reduce pricing to levels below their costs, bid aggressively low prices for module sale agreements, or are able to operate at minimal or negative operating margins for sustained periods of time. For certain of our competitors, including many in China, these practices may be enabled by their direct or indirect access to sovereign capital or other forms of state support. Although module average selling prices in many global markets have declined for several years, recent module spot pricing has increased, in part, due to trade measures and policies, government regulations, raw material availability, and supply chain disruptions. For example, module spot pricing in the United States has increased primarily due to the rising demand for modules manufactured in the United States as a result of the IRA and, in part, due to elevated commodity and logistics costs. The duration of this elevated period of pricing is uncertain.

Diverse offerings. We face intense competition from manufacturers of crystalline silicon solar modules and other emerging technologies. Solar module manufacturers compete with one another on sales price per watt, which may be influenced by several module value attributes, including wattage (through a larger form factor or an improved conversion efficiency), energy yield, degradation, sustainability, and reliability. Sales price per watt may also be influenced by warranty terms and customer payment terms. While conventional solar modules are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, most module manufacturers offer bifacial modules that also capture diffuse irradiance on the back side of a module. We currently produce monofacial solar modules and, based on recent R&D activities, expect to produce bifacial solar modules in the near term. Bifaciality compromises nameplate efficiency, but by converting both front and rear side irradiance, such technology may improve the overall energy production of a module relative to nameplate efficiency in certain applications, which could potentially lower the overall levelized cost of electricity (“LCOE”) of a system when compared to systems using monofacial solar modules. Additionally, certain module manufacturers have introduced n-type mono-crystalline modules, such as tunnel oxide passivated contact modules, which are expected to provide certain improvements to module efficiency, temperature coefficient, and bifacial performance, and claim to provide certain degradation advantages compared to other mono-crystalline modules.

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

Certain Trends and Uncertainties

We believe that our business, financial condition, and results of operations may be favorably or unfavorably impacted by the following trends and uncertainties. See Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 for discussions of other risks (the “Risk Factors”) that may affect us.

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

We believe that utility-scale solar will continue to be a compelling offering for companies with technology and cost leadership and will continue to represent an increasing portion of the overall electricity generation mix. However, this focus on utility-scale module offerings exists within a current market environment that includes rooftop and distributed generation solar. Consequently, our future module offerings in certain markets may be driven, in part, by demand for rooftop and distributed generation solar solutions. For example, we continue to evaluate opportunities to develop and leverage other solar cell technologies in multi-junction applications that utilize our thin film PV technology. We believe such applications have the potential to enable our module conversion efficiency to reach 28% by 2030.

Demand for our PV solar module offerings depends, in part, on market factors outside our control. For example, many governments have proposed or enacted policies or support programs intended to encourage renewable energy investments to achieve decarbonization objectives and/or establish greater energy independence. While we compete in markets that do not require solar-specific government subsidies or support programs, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for our solar modules. Recent developments to government support programs include the following:

•United States. In August 2022, the U.S. President signed the IRA into law, which is intended to accelerate the country’s ongoing transition to clean energy. Among other things, the financial incentives provided by the IRA are expected to significantly increase demand for modules manufactured in the United States. Accordingly, the demand for these solar modules is expected to increase domestic manufacturing in the near term, which may result in localized supply chain constraints and periods of inflationary pricing for certain of our key raw materials, including substrate glass and cover glass. The financial incentives provided by the IRA are also expected to significantly increase demand for solar modules in general due to the incremental tax credit available for the qualified production of clean hydrogen that is powered by renewable resources. Given the complexities of the IRA, which is pending technical guidance and regulations from the IRS and U.S. Treasury Department, we continue to evaluate the extent of benefits available to us, which we expect will favorably impact our results of operations in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. See Note 6. "Government Grants" to our condensed consolidated financial statements for discussion of our expectation of the financial benefits available to us under the IRA.

•India. In March 2023, the government of India allocated financial incentives under the Production Linked Incentive (“PLI”) scheme to certain PV module manufacturers, including First Solar. The PLI scheme is expected to provide aggregate funding of INR 185 billion ($2.3 billion), of which INR 11.8 billion ($143 million) was allocated to First Solar, to promote the manufacturing of high efficiency solar modules in India and to reduce India’s dependency on foreign imports of solar modules. Under the PLI scheme, manufacturers were selected through a competitive bid process and may be entitled to receive certain cash incentives over a five-year period following the commissioning of their manufacturing facilities. Among other things, such incentives are subject to attaining certain minimum thresholds for module efficiency and temperature coefficient and require that a certain proportion of raw materials be sourced from the domestic market. Such conditions will be evaluated on a quarterly basis from 2026 through 2031. At this time, it is uncertain to what extent we may qualify for such incentives.

Demand for our solar energy solutions also depends on domestic or international trade policies and government regulations, which may be proposed, revised, and/or enacted across short- and long-term time horizons with varying degrees of impact to our net sales, profit, and manufacturing operations. Changes in these policies and regulations could adversely impact the competitive landscape of solar markets, which could reduce demand for our solar modules. Recent revisions or proposed changes to trade policy and government regulations include the following:

•United States. In June 2022, the U.S. President authorized the U.S. Secretary of Commerce to provide a 24-month antidumping and countervailing duty tariff exemption for imported solar panels from certain Southeast Asian countries. The U.S. Department of Commerce (“USDOC”) has issued regulations implementing that moratorium on antidumping and countervailing duties in the event that it finds circumvention with respect to such Southeast Asian countries. In December 2022, the USDOC issued affirmative preliminary determinations finding “country-wide” circumvention with respect to certain countries, but it also found that certain companies were not circumventing the antidumping and countervailing duties. The USDOC is scheduled to issue its final circumvention determinations in May 2023, subject to possible extension. Our operating results could be adversely impacted if the USDOC makes negative circumvention determinations or refrains from imposing antidumping and countervailing duties on imports covered by affirmative circumvention determinations. Conversely, affirmative final circumvention determinations could positively impact our operating results. Separately, the U.S. President has also authorized the use of the Defense Production Act to expand domestic production of clean energy technologies. At this time, it is uncertain what impact, if any, these developments will have on future investments in solar module manufacturing in the United States.

•India. The Approved List of Module Manufacturers (“ALMM”) was introduced in 2021 as a non-tariff barrier to incentivize domestic manufacturing of PV modules by approving the list of models and manufacturers who can participate in certain solar development projects. The ALMM is approved by the Ministry of New and Renewable Energy, and any modifications to the ALMM and its application may affect future investments in solar module manufacturing in India. Our ability to sell modules in the Indian market depends on the inclusion of our modules on the ALMM, and we currently expect that we will be included in the ALMM once we begin manufacturing solar panels in India in the second half of 2023. In March 2023, the government of India temporarily suspended the ALMM, thereby exempting solar project developers from procuring modules from companies included in the ALMM through March 2024. Our operating results could be adversely impacted if such suspension is extended in future periods or if the ALMM restriction is significantly relaxed to allow modules to be imported from countries that are part of the Association of Southeast Asian Nations.

Our ability to provide solar modules on economically attractive terms is also affected by the availability and cost of logistics services associated with the procurement of raw materials or equipment used in our manufacturing process and the shipping, handling, storage, and distribution of our modules. For example, although the cost of ocean freight throughout many parts of the world has recently decreased, certain logistics costs remain at elevated levels relative to pre-COVID-19 pandemic rates. Such factors may disrupt our supply chain and adversely impact our manufacturing operations as several of our key raw materials and components are either single-sourced or sourced from a limited number of international suppliers. While it is currently unclear how long these issues will persist, they may be further exacerbated by the disruption of major shipping routes or other economic disruptions. We may also incur additional logistics costs, such as demurrage and detention, to the extent we are unable to retrieve or return our shipping containers in a timely manner. To mitigate such costs and better meet our customer commitments, we may adjust our shipping plans to include additional lead times for module deliveries and/or utilize our network of U.S. distribution centers. We are also employing module contract structures that provide additional consideration to us if the cost of logistics services, excluding demurrage and detention, exceeds a defined threshold. Additionally, our manufacturing capacity expansions in the U.S. and India are expected to bring manufacturing activities closer to customer demand, further mitigating our exposure to the cost of ocean freight.

We generally price and sell our solar modules on a per watt basis. As of March 31, 2023, we had entered into contracts with customers for the future sale of 69.4 GWDC of solar modules for an aggregate transaction price of $20.4 billion, which we expect to recognize as revenue through 2029 as we transfer control of the modules to the customers. Such volume includes contracts for the sale of 34.5 GWDC of solar modules that include transaction price adjustments associated with future module technology improvements, including new product designs and enhancements to certain energy related attributes. Based on these potential technology improvements, the contracted module volumes as of March 31, 2023, the expected timing such technology improvements are incorporated into our manufacturing process, and the expected timing of module deliveries, such adjustments, if realized, could result in additional revenue of up to $0.7 billion, the majority of which would be recognized in 2025, 2026, and 2027. In addition to these price adjustments, certain of our contracts with customers may include favorable price adjustments associated with the extension of the ITC and/or sales freight in excess of a defined threshold. Certain of our contracts with customers may also include favorable or unfavorable price adjustments associated with changes to certain commodity prices and/or the module wattage committed for delivery. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price.

We continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage (or conversion efficiency), and reducing manufacturing yield losses. Additionally, we recently commenced commercial production of Series 7 modules at our third manufacturing facility in Ohio, and are in the process of expanding our manufacturing capacity by approximately 7.7 GWDC, including the construction of our first manufacturing facility in India, which is expected to commence operations in the second half of 2023; our fourth manufacturing facility in the United States, which is expected to commence operations in late 2024; and the expansion of our manufacturing footprint at our existing facilities in Ohio. This additional capacity, and any other potential investments to add to or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	79.6%	96.9%
Gross profit	20.4%	3.1%
Selling, general and administrative	8.0%	10.0%
Research and development	5.6%	7.4%
Production start-up	3.6%	2.0%
Gain on sales of businesses, net	—%	0.5%
Operating income (loss)	3.3%	(15.7)%
Foreign currency loss, net	(1.1)%	(1.1)%
Interest income	4.7%	0.6%
Interest expense, net	(0.1)%	(0.8)%
Other expense, net	(0.3)%	(0.1)%
Income tax benefit	1.3%	5.3%
Net income (loss)	7.8%	(11.8)%

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

Net sales

We generally price and sell our solar modules on a per watt basis. During the three months ended March 31, 2023, we sold the majority of our solar modules to developers and operators of systems in the United States, and substantially all of our modules business net sales were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Net sales from our residual business operations primarily consists of revenue recognized for sales of development projects or completed systems, including any modules installed in such systems and any revenue from energy generated by such systems.

The following table shows net sales by reportable segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Three Month Change
Modules	$536,590	$354,881	$181,709	51%
Other	11,696	12,159	(463)	(4)%
Net sales	$548,286	$367,040	$181,246	49%

Net sales from our modules segment increased $181.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a 51% increase in the volume of modules sold to third parties. Net sales from our residual business operations during the three months ended March 31, 2023 was consistent with the three months ended March 31, 2022.

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

The following table shows cost of sales by reportable segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Three Month Change
Modules	$429,696	$343,692	$86,004	25%
Other	6,539	11,885	(5,346)	(45)%
Cost of sales	$436,235	$355,577	$80,658	23%
% of net sales	79.6%	96.9%

Cost of sales increased $80.7 million, or 23%, and decreased 17.3 percentage points as a percent of net sales for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in cost of sales was driven by an $86.0 million increase in our modules segment cost of sales primarily due to higher costs of $163.6 million from an increase in the volume of modules sold and higher under-utilization charges associated with the initial ramp of our first Series 7 manufacturing facility in Ohio, which increased cost of sales by $18.9 million, partially offset by our initial recognition of the advanced manufacturing production credit under Section 45X of the IRC, which decreased cost of sales by $70.1 million, and continued module cost reductions, which decreased cost of sales by $32.6 million. Such increase to our modules segment cost of sales was partially offset by a $5.3 million decrease in our residual business operations cost of sales primarily due to lower costs associated with operating PV solar power systems and providing O&M services in certain international jurisdictions following the sale of such systems and businesses in the prior period.

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

The following table shows gross profit for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Three Month Change
Gross profit	$112,051	$11,463	$100,588	>100%
% of net sales	20.4%	3.1%

Gross profit increased 17.3 percentage points to 20.4% during the three months ended March 31, 2023 from 3.1% during the three months ended March 31, 2022 primarily due to the advanced manufacturing production credit described above, continued module cost reductions, and the higher volume of modules sold in the current period, partially offset by higher under-utilization charges associated with the initial ramp of our first Series 7 manufacturing facility mentioned above.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Three Month Change
Selling, general and administrative	$44,028	$36,728	$7,300	20%
% of net sales	8.0%	10.0%

Selling, general and administrative expense for the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022 primarily due to higher professional fees, higher employee share-based compensation expense, and higher employee travel and training expenses.

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

The following table shows research and development expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Three Month Change
Research and development	$30,510	$27,108	$3,402	13%
% of net sales	5.6%	7.4%

Research and development expense for the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022 primarily due to an increase in employee compensation expense resulting from an increase in headcount and higher employee share-based compensation expense.

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

The following table shows production start-up expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Three Month Change
Production start-up	$19,494	$7,338	$12,156	166%
% of net sales	3.6%	2.0%

During the three months ended March 31, 2023, we incurred production start-up expense primarily for our first manufacturing facility in India, which is expected to commence operations in the second half of 2023, our third manufacturing facility in the U.S., which commenced commercial production of modules in early 2023, and for certain manufacturing upgrades at our Malaysian facilities. During the three months ended March 31, 2022, we incurred production start-up expense primarily for our third manufacturing facility in the U.S. and for certain manufacturing upgrades at our Malaysian facilities.

Gain on sales of businesses, net

The following table shows gain on sales of businesses, net for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Three Month Change
Gain on sales of businesses, net	$(17)	$1,907	$(1,924)	(101)%
% of net sales	—%	0.5%

During the three months ended March 31, 2023, we recognized certain post-closing adjustments associated with the prior sale of our O&M operations in a foreign jurisdiction, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

In January 2022, we completed the sale of our Chilean O&M operations to a subsidiary of Clairvest for consideration of $1.9 million. As a result of this transaction, we recognized a gain of $1.9 million, net of transaction costs and post-closing adjustments, during the three months ended March 31, 2022. See Note 2. “Sales of Businesses” to our condensed consolidated financial statements for further information related to this transaction.

Foreign currency loss, net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Three Month Change
Foreign currency loss, net	$(5,947)	$(4,198)	$(1,749)	42%

Foreign currency loss, net for the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022 primarily due to higher costs associated with hedging activities related to our subsidiaries in India.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, restricted cash equivalents, and restricted marketable securities. Interest income also includes interest earned from late customer payments.

The following table shows interest income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Three Month Change
Interest income	$25,822	$2,325	$23,497	>100%

Interest income for the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022 primarily due to higher interest rates on cash and marketable securities and higher average balances associated with marketable securities.

Interest expense, net

Interest expense, net is primarily comprised of interest incurred on long-term debt. We may capitalize interest expense to our project assets or property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Three Month Change
Interest expense, net	$(748)	$(2,865)	$2,117	(74)%

Interest expense, net for the three months ended March 31, 2023 decreased compared to the three months ended March 31, 2022 primarily due to the assumption of our Luz del Norte project loans by a subsidiary of Toesca Asset Management in connection with the sale of the project in late 2022.

Other expense, net

Other expense, net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted marketable securities.

The following table shows other expense, net for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Three Month Change
Other expense, net	$(1,456)	$(212)	$(1,244)	>100%

Other expense, net for the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022 primarily due to the reduction of certain withholding taxes in a foreign jurisdiction in the prior period.

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

The following table shows income tax benefit for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Three Month Change
Income tax benefit	$6,888	$19,499	$(12,611)	(65)%
Effective tax rate	(19.3)%	31.1%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period. Income tax benefit decreased by $12.6 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to higher pretax income in the current period, partially offset by higher excess tax benefits associated with share-based compensation and the beneficial effect of tax law changes associated with the IRA.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe the judgments and estimates involved in accrued solar module collection and recycling, product warranties, accounting for income taxes, long-lived asset impairments, and government grants (described in further detail below) have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our accounting policies during the three months ended March 31, 2023.

Government Grants. We continue to evaluate the extent of benefits available to us pursuant to the IRA, which we expect will favorably impact our results of operations in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell, and (iii) 7 cents multiplied by the capacity of a PV module. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party.

There are currently several critical and complex aspects of the IRA pending technical guidance and regulations from the IRS and U.S. Treasury Department that could affect the estimated benefits we have recognized and expect to recognize from the advanced manufacturing production credit. Such pending guidance is described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. Any modifications to the law or its effects arising, for example, through (i) technical guidance and regulations from the IRS and U.S. Treasury Department, (ii) subsequent amendments to or interpretations of the law, and/or (iii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, could result in material adverse changes to the benefits we have recognized and expect to recognize.

Recent Accounting Pronouncements

None.

Liquidity and Capital Resources

As of March 31, 2023, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, and contracts with customers for the future sale of solar modules will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. As necessary, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, including near-term construction activities and purchases of manufacturing equipment for our newest manufacturing and R&D facilities in India and the United States. However, our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to company-specific, industry-wide, or broader market concerns. Any incremental debt financings could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans.

As of March 31, 2023, we had $2.3 billion in cash, cash equivalents, and marketable securities compared to $2.6 billion as of December 31, 2022. The decrease in cash, cash equivalents, and marketable securities was primarily driven by purchases of property, plant and equipment, various operating expenditures, and certain advance payments of raw materials, partially offset by proceeds from borrowings under long-term debt agreements and cash receipts from module sales, including advance payments for future sales. As of March 31, 2023, $1.4 billion of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries and was primarily based in U.S. dollar, Indian rupee, and Euro denominated holdings. Our investment policy seeks to preserve our investment principal and maintain adequate liquidity to meet our cash flow requirements, while at the same time optimizing the return on our investments. Such policy applies to all invested funds, whether managed internally or externally. Pursuant to such policy, we place our investments with a diversified group of high-quality financial institutions and limit the concentration of such investments with any one counterparty. We place significant emphasis on the creditworthiness of financial institutions and assess the credit ratings and financial health of our counterparty financial institutions when making investment decisions.

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

Although we compete in markets that do not require solar-specific government subsidies or support programs, such incentives continue to influence the demand for PV solar energy around the world. For example, the financial incentives provided by the IRA are expected to increase both the demand for and the domestic manufacturing of solar modules in the United States. We continue to evaluate the extent of benefits available to us by the IRA, which are expected to favorably impact our liquidity and capital resources in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. Accordingly, we expect the advanced manufacturing production credit will provide us with a significant source of funding throughout its 10-year period. For more information about certain risks associated with the benefits available to us under the IRA, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

As a result of such market opportunities and increased demand for our products, we recently commenced commercial production of Series 7 modules at our third manufacturing facility in Ohio, and are in the process of expanding our manufacturing capacity by approximately 7.7 GWDC, including the construction of our first manufacturing facility in India, which is expected to commence operations in the second half of 2023; our fourth manufacturing facility in the United States, which is expected to commence operations in late 2024; and the expansion of our manufacturing footprint at our existing facilities in Ohio. In aggregate, we currently expect to invest approximately $2.0 billion for these remaining facilities and upgrades. As we expand our manufacturing capacity, we expect to continue to receive advance payments from customers for the future sale of modules. Such advance payments are reflected as deferred revenue in our consolidated balance sheets. As of March 31, 2023, our deferred revenue was approximately $1.3 billion. Accordingly, the capital expenditures necessary to expand our capacity in the near term are expected to be financed, in part, by advance payments for module sales in future periods and by the advanced manufacturing production credit described above.

In addition to the expansion plans described above, we continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage (or conversion efficiency), and reducing manufacturing yield losses. We have a demonstrated history of innovation, continuous improvement, and manufacturing success driven by our significant investments in various R&D initiatives. We continue to invest significant financial resources in such initiatives, including approximately $0.4 billion for a dedicated R&D facility in the United States to support the implementation of our technology roadmap. We expect such R&D facility to feature a high-tech pilot manufacturing line, allowing for the production of full-sized prototypes of thin film and tandem PV modules. Such R&D facility is expected to be completed in 2024. During 2023, we expect to spend $1.9 billion to $2.1 billion for capital expenditures, including the new facilities mentioned above and upgrades to machinery and equipment that we believe will further increase our module wattage and expand capacity and throughput at our manufacturing facilities. These capital investments, and any other potential investments to implement our technology roadmap, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

We have also committed and expect to continue committing significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing costs. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass and cover glass for our PV solar modules. Our remaining purchases under these supply agreements are expected to be approximately $3.7 billion of substrate glass and approximately $279 million of cover glass. We have the right to terminate these agreements upon payment of specified termination penalties (which, in aggregate, are up to $240 million as of March 31, 2023 and decline over the remaining supply periods). Additionally, for certain strategic suppliers, we have made, and may in the future be required to make, certain advance payments to secure the raw materials necessary for our module manufacturing.

We have also committed certain financial resources to fulfill our solar module collection and recycling obligations, and have established a trust under which these funds are put into custodial accounts with an established and reputable bank. As of March 31, 2023, such funds were comprised of restricted marketable securities of $196.6 million and restricted cash and cash equivalents balances of $2.6 million. As of March 31, 2023, our module collection and recycling liability was $130.3 million. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we adjust the funded amounts for our estimated collection and recycling obligations based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

As of March 31, 2023, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Cash Flows

The following table summarizes key cash flow activity for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(34,598)	$(138,839)
Net cash used in investing activities	(645,227)	(2,944)
Net cash provided by financing activities	107,686	5,764
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	1,495	15,162
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(570,644)	$(120,857)

Operating Activities

The decrease in net cash used in operating activities was primarily driven by higher expenditures for the construction of certain projects in Japan in the prior period and higher cash receipts from module sales in the current period, including advance payments for future sales, partially offset by certain advance payments for raw materials in the current period.

Investing Activities

The increase in net cash used in investing activities was primarily due to higher net purchases of marketable securities and restricted marketable securities and higher purchases of property, plant and equipment.

Financing Activities

The increase in net cash provided by financing activities was primarily due to higher borrowings under the India Credit Facility for the development and construction of our first manufacturing facility in India.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, results of operations, or cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, or cash flows. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Registration Statement on Form S-1 filed on October 25, 2006)
3.2	Amended and Restated Bylaws of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Form 8-K filed on July 23, 2021)
10.1*	Form of Grant Notice for 2023-2025 Executive Performance Equity Plan
10.2*	Form of Grant Notice for Restricted Stock Unit Award
31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FIRST SOLAR, INC.

Date: April 27, 2023	By:	/s/ BYRON JEFFERS
	Name:	Byron Jeffers
	Title:	Chief Accounting Officer