Form 10-Q
period 2023-06-30
FIRST SOLAR, INC.
filed 2023-07-27
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

As of July 21, 2023, 106,831,394 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

Throughout this Quarterly Report on Form 10-Q, we refer to First Solar, Inc. and its consolidated subsidiaries as “First Solar,” “the Company,” “we,” “us,” and “our.” The unit of electricity is typically stated in megawatts (“MW”) and gigawatts (“GW”).

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$810,673	$620,955	$1,358,959	$987,995
Cost of sales	500,253	644,155	936,488	999,732
Gross profit (loss)	310,420	(23,200)	422,471	(11,737)
Operating expenses:
Selling, general and administrative	46,328	38,894	90,356	75,622
Research and development	36,745	25,229	67,255	52,337
Production start-up	23,377	13,231	42,871	20,569
Litigation loss	35,590	—	35,590	—
Total operating expenses	142,040	77,354	236,072	148,528
Gain on sales of businesses, net	135	245,381	118	247,288
Operating income	168,515	144,827	186,517	87,023
Foreign currency loss, net	(4,652)	(2,984)	(10,599)	(7,182)
Interest income	25,026	2,880	50,848	5,205
Interest expense, net	(1,415)	(3,236)	(2,163)	(6,101)
Other income (expense), net	997	(1,883)	(459)	(2,095)
Income before taxes	188,471	139,604	224,144	76,850
Income tax expense	(17,892)	(83,799)	(11,004)	(64,300)
Net income	$170,579	$55,805	$213,140	$12,550

Net income per share:
Basic	$1.60	$0.52	$2.00	$0.12
Diluted	$1.59	$0.52	$1.99	$0.12
Weighted-average number of shares used in per share calculations:
Basic	106,827	106,586	106,791	106,500
Diluted	107,278	107,056	107,256	106,965

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$170,579	$55,805	$213,140	$12,550
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,348)	(18,170)	(2,693)	(28,295)
Unrealized (loss) gain on marketable securities and restricted marketable securities, net of tax of $85, $681, $(317) and $1,927	(1,315)	(16,967)	5,651	(39,488)
Unrealized gain (loss) on derivative instruments, net of tax of $(165), $1,541, $(873) and $1,635	594	(5,643)	2,808	(6,085)
Other comprehensive (loss) income	(6,069)	(40,780)	5,766	(73,868)
Comprehensive income (loss)	$164,510	$15,025	$218,906	$(61,318)

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$829,913	$1,481,269
Marketable securities	1,054,044	1,096,712
Accounts receivable trade, net	631,335	324,337
Accounts receivable unbilled	37,084	30,654
Inventories	756,173	621,376
Other current assets	352,181	237,073
Total current assets	3,660,730	3,791,421
Property, plant and equipment, net	4,020,178	3,536,902
Deferred tax assets, net	126,234	78,680
Restricted marketable securities	194,650	182,070
Government grants receivable	225,121	—
Goodwill	28,646	14,462
Intangible assets, net	70,435	31,106
Inventories	257,169	260,395
Other assets	414,003	356,192
Total assets	$8,997,166	$8,251,228
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$245,834	$341,409
Income taxes payable	29,067	29,397
Accrued expenses	303,322	382,782
Deferred revenue	390,231	263,215
Other current liabilities	122,160	21,245
Total current liabilities	1,090,614	1,038,048
Accrued solar module collection and recycling liability	132,061	128,114
Long-term debt	437,410	184,349
Deferred revenue	1,157,190	944,725
Other liabilities	140,253	119,937
Total liabilities	2,957,528	2,415,173
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 106,830,548 and 106,609,094 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	107	107
Additional paid-in capital	2,872,153	2,887,476
Accumulated earnings	3,353,429	3,140,289
Accumulated other comprehensive loss	(186,051)	(191,817)
Total stockholders’ equity	6,039,638	5,836,055
Total liabilities and stockholders’ equity	$8,997,166	$8,251,228

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2023	106,825	$107	$2,865,753	$3,182,850	$(179,982)	$5,868,728
Net income	—	—	—	170,579	—	170,579
Other comprehensive loss	—	—	—	—	(6,069)	(6,069)
Common stock issued for share-based compensation	7	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(1)	—	(1,933)	—	—	(1,933)
Share-based compensation expense	—	—	8,333	—	—	8,333
Balance at June 30, 2023	106,831	$107	$2,872,153	$3,353,429	$(186,051)	$6,039,638

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2022	106,583	$107	$2,863,318	$3,141,200	$(129,450)	$5,875,175
Net income	—	—	—	55,805	—	55,805
Other comprehensive loss	—	—	—	—	(40,780)	(40,780)
Common stock issued for share-based compensation	12	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(1)	—	(86)	—	—	(86)
Share-based compensation expense	—	—	5,713	—	—	5,713
Balance at June 30, 2022	106,594	$107	$2,868,945	$3,197,005	$(170,230)	$5,895,827

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 31, 2022	106,609	$107	$2,887,476	$3,140,289	$(191,817)	$5,836,055
Net income	—	—	—	213,140	—	213,140
Other comprehensive income	—	—	—	—	5,766	5,766
Common stock issued for share-based compensation	371	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(149)	—	(30,247)	—	—	(30,247)
Share-based compensation expense	—	—	14,924	—	—	14,924
Balance at June 30, 2023	106,831	$107	$2,872,153	$3,353,429	$(186,051)	$6,039,638

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 31, 2021	106,332	$106	$2,871,352	$3,184,455	$(96,362)	$5,959,551
Net income	—	—	—	12,550	—	12,550
Other comprehensive loss	—	—	—	—	(73,868)	(73,868)
Common stock issued for share-based compensation	426	1	—	—	—	1
Tax withholding related to vesting of restricted stock	(164)	—	(11,591)	—	—	(11,591)
Share-based compensation expense	—	—	9,184	—	—	9,184
Balance at June 30, 2022	106,594	$107	$2,868,945	$3,197,005	$(170,230)	$5,895,827

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$213,140	$12,550
Adjustments to reconcile net income to cash used in operating activities:
Depreciation, amortization and accretion	140,560	131,760
Impairments and net losses on disposal of long-lived assets	230	62,688
Share-based compensation	15,011	9,267
Deferred income taxes	(42,607)	(5,576)
Gain on sales of businesses, net	(118)	(247,288)
Other, net	(9,073)	(392)
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled	(177,591)	145,784
Inventories	(131,625)	(160,456)
Project assets and PV solar power systems	8,626	(160,300)
Government grants receivable	(225,121)	—
Other assets	(105,243)	(55,154)
Income tax receivable and payable	(20,090)	42,679
Accounts payable and accrued expenses	(42,994)	(77,301)
Deferred revenue	211,721	211,308
Other liabilities	40,898	39,610
Net cash used in operating activities	(124,276)	(50,821)
Cash flows from investing activities:
Purchases of property, plant and equipment	(753,656)	(353,448)
Purchases of marketable securities	(2,492,495)	(971,205)
Proceeds from sales and maturities of marketable securities	2,538,069	1,198,254
Proceeds from sales of businesses, net of cash and restricted cash sold	—	264,614
Acquisitions, net of cash acquired	(35,540)	—
Other investing activities	—	72
Net cash (used in) provided by investing activities	(743,622)	138,287
Cash flows from financing activities:
Proceeds from borrowings under long-term debt, net of issuance costs	246,825	213,086
Repayment of long-term debt	—	(75,879)
Payments of tax withholdings for restricted shares	(30,247)	(11,591)
Net cash provided by financing activities	216,578	125,616
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	2,454	39,934
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(648,866)	253,016
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of the period	1,493,462	1,455,837
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of the period	$844,596	$1,708,853
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$183,482	$178,807
Proceeds to be received from sales of businesses	$132	$163,966
Acquisitions funded by liabilities and contingent consideration	$18,686	$—

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K, which has been filed with the SEC.

Unless expressly stated or the context otherwise requires, the terms “the Company,” “we,” “us,” “our,” and “First Solar” refer to First Solar, Inc. and its consolidated subsidiaries, and the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report.

2. Business Acquisitions

In May 2023, we acquired 100% of the shares of Evolar AB (“Evolar”), a developer of perovskite technology, for cash payments of $35.5 million, net of cash acquired of $0.5 million, and a promise to pay additional consideration of up to $42.5 million contingent on the achievement of certain technical milestones. The fair value of such contingent consideration was determined to be $18.5 million at the acquisition date. In connection with applying the acquisition method of accounting, $47.0 million of the purchase price consideration was assigned to an in-process research and development (“IPR&D”) intangible asset to be amortized over its useful life upon successful completion of the underlying project, $15.0 million was assigned to goodwill, $9.2 million was assigned to a deferred tax liability, and $2.0 million was assigned to property, plant and equipment.

The acquired IPR&D includes technical information, know-how, and other proprietary information associated with certain production capabilities for perovskite technology. The acquisition is expected to accelerate the development of high efficiency tandem devices by integrating Evolar’s know-how with First Solar’s existing research and development (“R&D”) capabilities, intellectual property portfolio, and expertise in developing and commercially scaling thin film photovoltaic (“PV”) products. The goodwill is attributable to the acquired technical workforce of Evolar and the synergies the Company expects through integrating the acquired technology to accelerate the development of next-generation PV technology. The goodwill resulting from this transaction is not expected to be deductible for income tax purposes.

3. Sales of Businesses

Sale of Japan Project Development Business

In May 2022, we entered into various agreements with certain subsidiaries of PAG Real Assets (“PAG”), a private investment firm, for the sale of our Japan project development business. The transaction included our approximately 293 MW utility-scale solar project development platform, which comprised the business of developing, contracting for the construction of, and selling utility-scale PV solar power systems.

In June 2022, we completed the sale of our Japan project development business for an aggregate purchase price of ¥66.4 billion ($488.4 million), subject to certain customary post-closing adjustments. On the closing date, we received proceeds of ¥44.1 billion ($324.5 million) and transferred cash and restricted cash of ¥8.4 billion ($61.9 million) to PAG. As a result of this transaction, we recognized a gain of $245.4 million, net of transaction costs, during the three months ended June 30, 2022, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

During the three months ended June 30, 2023, we recognized certain post-closing adjustments associated with the prior sale of our Japan project development business, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

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

During the six months ended June 30, 2023, we recognized certain post-closing adjustments associated with the prior sale of our O&M operations in a foreign jurisdiction, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

4. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents:
Cash	$826,635	$1,476,945
Money market funds	3,278	4,324
Total cash and cash equivalents	829,913	1,481,269
Marketable securities:
Foreign debt	34,615	59,777
U.S. debt	43,770	56,463
U.S. Treasury securities	846,102	—
Time deposits	129,557	980,472
Total marketable securities	1,054,044	1,096,712
Total cash, cash equivalents, and marketable securities	$1,883,957	$2,577,981

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 to the total of such amounts as presented in the condensed consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	June 30, 2023	December 31, 2022
Cash and cash equivalents	Cash and cash equivalents	$829,913	$1,481,269
Restricted cash – current	Other current assets	8,262	3,175
Restricted cash – noncurrent	Other assets	3,227	2,734
Restricted cash equivalents – noncurrent	Other assets	3,194	6,284
Total cash, cash equivalents, restricted cash, and restricted cash equivalents		$844,596	$1,493,462

During the three months ended June 30, 2023, we sold marketable securities for proceeds of $34.9 million and realized a loss of less than $0.1 million on such sales. See Note 10. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$35,000	$—	$371	$14	$34,615
U.S. debt	45,500	9	1,726	13	43,770
U.S. Treasury securities	845,980	122	—	—	846,102
Time deposits	129,592	—	—	35	129,557
Total	$1,056,072	$131	$2,097	$62	$1,054,044

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$59,940	$—	$140	$23	$59,777
U.S. debt	58,308	—	1,823	22	56,463
Time deposits	980,810	—	—	338	980,472
Total	$1,099,058	$—	$1,963	$383	$1,096,712

The contractual maturities of our marketable securities as of June 30, 2023 were as follows (in thousands):

Fair Value
One year or less	$978,855
One year to two years	66,830
Two years to three years	4,454
Three years to four years	—
Four years to five years	—
More than five years	3,905
Total	$1,054,044

5. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Foreign government obligations	$48,895	$46,886
Supranational debt	15,582	8,661
U.S. debt	112,169	109,328
U.S. government obligations	18,004	17,195
Total restricted marketable securities	$194,650	$182,070

Our restricted marketable securities represent long-term investments to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. We have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. As of June 30, 2023 and December 31, 2022, such custodial accounts also included noncurrent restricted cash and cash equivalents balances of $3.2 million and $6.7 million, respectively, which were reported within “Other assets.” Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years. See Note 10. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted marketable securities.

The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$64,909	$—	$16,004	$10	$48,895
Supranational debt	17,797	126	2,341	—	15,582
U.S. debt	147,391	—	35,194	28	112,169
U.S. government obligations	24,506	—	6,497	5	18,004
Total	$254,603	$126	$60,036	$43	$194,650

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$64,008	$—	$17,112	$10	$46,886
Supranational debt	11,146	—	2,485	—	8,661
U.S. debt	148,288	—	38,932	28	109,328
U.S. government obligations	24,551	—	7,352	4	17,195
Total	$247,993	$—	$65,881	$42	$182,070

As of June 30, 2023, the contractual maturities of these securities were between 8 years and 16 years.

6. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable trade, gross	$632,620	$325,379
Allowance for credit losses	(1,285)	(1,042)
Accounts receivable trade, net	$631,335	$324,337

Inventories

Inventories consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$413,279	$397,912
Work in process	83,156	66,641
Finished goods	516,907	417,218
Inventories	$1,013,342	$881,771
Inventories – current	$756,173	$621,376
Inventories – noncurrent	$257,169	$260,395

Other current assets

Other current assets consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Spare maintenance materials and parts	$131,035	$114,428
Operating supplies	62,581	47,492
Prepaid expenses	53,300	43,262
Insurance receivable for accrued litigation (1)	51,300	—
Prepaid income taxes	13,574	8,314
Restricted cash	8,262	3,175
Derivative instruments (2)	1,146	2,018
Other	30,983	18,384
Other current assets	$352,181	$237,073
——————————
(1)See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our legal proceedings.

(2)See Note 8. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Land	$35,335	$35,259
Buildings and improvements	1,020,969	893,049
Machinery and equipment	3,255,297	2,762,801
Office equipment and furniture	158,164	146,467
Leasehold improvements	40,080	40,160
Construction in progress	1,115,767	1,121,938
Property, plant and equipment, gross	5,625,612	4,999,674
Accumulated depreciation	(1,605,434)	(1,462,772)
Property, plant and equipment, net	$4,020,178	$3,536,902

Depreciation of property, plant and equipment was $76.9 million and $142.8 million for the three and six months ended June 30, 2023, respectively, and $60.0 million and $118.6 million for the three and six months ended June 30, 2022, respectively.

Other assets

Other assets consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Advance payments for raw materials	$141,062	$91,260
Operating lease assets (1)	89,747	93,185
Income tax receivables	70,818	56,993
Project assets	27,870	30,108
Accounts receivable unbilled, net	4,229	11,498
Restricted cash	3,227	2,734
Restricted cash equivalents	3,194	6,284
Accounts receivable trade, net	—	1,500
Other	73,856	62,630
Other assets	$414,003	$356,192
——————————
(1)See Note 9. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

Accrued expenses

Accrued expenses consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Accrued property, plant and equipment	$104,740	$148,777
Accrued inventory	56,144	44,679
Accrued freight	44,938	77,136
Accrued compensation and benefits	30,304	47,939
Accrued other taxes	12,546	19,765
Product warranty liability (1)	9,243	10,660
Other	45,407	33,826
Accrued expenses	$303,322	$382,782
——————————
(1)See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product Warranties.”

Other current liabilities

Other current liabilities consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Accrued litigation (1)	$86,890	$—
Derivative instruments (2)	12,875	6,668
Operating lease liabilities (3)	9,693	9,193
Contingent consideration (4)	7,500	—
Other	5,202	5,384
Other current liabilities	$122,160	$21,245
——————————
(1)See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our legal proceedings.

(2)See Note 8. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

(3)See Note 9. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(4)See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our contingent consideration arrangements.

Other liabilities

Other liabilities consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Deferred tax liabilities, net	$43,812	$28,929
Operating lease liabilities (1)	36,194	40,589
Product warranty liability (2)	22,726	23,127
Contingent consideration (3)	11,000	—
Other	26,521	27,292
Other liabilities	$140,253	$119,937
——————————
(1)See Note 9. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product Warranties.”

(3)See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our contingent consideration arrangements.

7. Government Grants

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

The following table presents the benefits recognized from income-based government grants in our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Line Item	2023	2022	2023	2022
Cost of sales	$155,007	$—	$225,121	$—

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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Commodity swap contracts	$—	$2,649
Total derivatives designated as hedging instruments	$—	$2,649

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1,146	$10,226
Total derivatives not designated as hedging instruments	$1,146	$10,226
Total derivative instruments	$1,146	$12,875

	December 31, 2022
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Commodity swap contracts	$—	$17	$4,447	$144
Total derivatives designated as hedging instruments	$—	$17	$4,447	$144

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$2,018	$—	$2,221	$—
Total derivatives not designated as hedging instruments	$2,018	$—	$2,221	$—
Total derivative instruments	$2,018	$17	$6,668	$144

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Foreign Exchange Forward Contracts	Commodity Swap Contracts	Total
Balance as of December 31, 2022	$—	$(7,242)	$(7,242)
Amounts recognized in other comprehensive income (loss)	—	(984)	(984)
Amounts reclassified to earnings impacting:
Cost of sales	—	4,665	4,665
Balance as of June 30, 2023	$—	$(3,561)	$(3,561)

Balance as of December 31, 2021	$1,126	$—	$1,126
Amounts recognized in other comprehensive income (loss)	545	(6,812)	(6,267)
Amounts reclassified to earnings impacting:
Cost of sales	(1,453)	—	(1,453)
Balance as of June 30, 2022	$218	$(6,812)	$(6,594)

During the three and six months ended June 30, 2022, we recognized unrealized gains of less than $0.1 million and unrealized losses of less than $0.1 million, respectively, within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges.

The following table presents gains and losses related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Line Item	2023	2022	2023	2022
Foreign exchange forward contracts	Cost of sales	$—	$444	$—	$522
Foreign exchange forward contracts	Foreign currency loss, net	(9,418)	44,534	(14,101)	63,515

Foreign Currency Risk

Cash Flow Exposure

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, from time to time we may enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with Accounting Standards Codification (“ASC”) 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transaction occurs and impacts earnings.

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

As of June 30, 2023 and December 31, 2022, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	June 30, 2023
Transaction	Currency	Notional Amount	USD Equivalent
Sell	Canadian dollar	CAD 4.2	$3.2
Sell	Chilean peso	CLP 6,035.6	$7.6
Purchase	Euro	€69.4	$75.9
Sell	Euro	€27.5	$30.1
Sell	Indian rupee	INR 48,782.1	$594.7
Purchase	Japanese yen	¥695.6	$4.8
Sell	Japanese yen	¥563.6	$3.9
Purchase	Malaysian ringgit	MYR 176.0	$37.7
Sell	Malaysian ringgit	MYR 30.8	$6.6
Sell	Mexican peso	MXN 34.6	$2.0
Purchase	Singapore dollar	SGD 2.4	$1.8
Sell	Singapore dollar	SGD 14.7	$10.9

	December 31, 2022
Transaction	Currency	Notional Amount	USD Equivalent
Sell	Canadian dollar	CAD 4.2	$3.1
Sell	Chilean peso	CLP 5,996.5	$7.0
Purchase	Euro	€160.2	$170.5
Sell	Euro	€38.4	$40.9
Sell	Indian rupee	INR 27,119.5	$327.4
Purchase	Japanese yen	¥2,982.7	$22.4
Sell	Japanese yen	¥8,950.3	$67.1
Purchase	Malaysian ringgit	MYR 99.8	$22.6
Sell	Malaysian ringgit	MYR 13.7	$3.1
Sell	Mexican peso	MXN 34.6	$1.8
Purchase	Singapore dollar	SGD 1.4	$1.0

Commodity Price Risk

We use commodity swap contracts to mitigate our exposure to commodity price fluctuations for certain raw materials used in the production of our modules. During the year ended December 31, 2022, we entered into various commodity swap contracts to hedge a portion of our forecasted cash flows for purchases of aluminum frames between July 2022 and December 2023. Such swaps had an aggregate initial notional value based on metric tons of forecasted aluminum purchases, equivalent to $70.5 million, and entitle us to receive a three-month average London Metals Exchange price for aluminum while requiring us to pay certain fixed prices. The notional amount of the commodity swap contracts proportionately adjusts with forecasted purchases of aluminum frames. As of June 30, 2023, the notional value associated with these contracts was $6.6 million.

These commodity swap contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transactions occur and impact earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of June 30, 2023 and December 31, 2022. In the following 12 months, we expect to reclassify into earnings $3.6 million of net unrealized losses related to these commodity swap contracts that are included in “Accumulated other comprehensive loss” at June 30, 2023 as we realize the earnings effects of the related forecasted transactions. The amount we ultimately record to earnings will depend on the actual commodity pricing when we realize the related forecasted transactions.

9. Leases

Our lease arrangements include land associated with our corporate and administrative offices, land for our international manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Malaysia, India, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the three and six months ended June 30, 2023 and 2022, and as of June 30, 2023 and December 31, 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$3,014	$4,232	$5,951	$8,609
Variable lease cost	1,121	604	2,016	1,203
Short-term lease cost	98	221	168	252
Total lease cost	$4,233	$5,057	$8,135	$10,064

Payments of amounts included in the measurement of operating lease liabilities			$5,721	$9,259
Lease assets obtained in exchange for operating lease liabilities			$1,080	$3,754

			June 30, 2023	December 31, 2022
Operating lease assets			$89,747	$93,185
Operating lease liabilities – current			9,693	9,193
Operating lease liabilities – noncurrent			36,194	40,589

Weighted-average remaining lease term			5 years	6 years
Weighted-average discount rate			5.1%	5.1%

As of June 30, 2023, the future payments associated with our lease liabilities were as follows (in thousands):

Total Lease Liabilities
Remainder of 2023	$5,814
2024	11,154
2025	10,033
2026	8,263
2027	5,776
2028	5,531
Thereafter	5,857
Total future payments	52,428
Less: interest	(6,541)
Total lease liabilities	$45,887

10. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents and Restricted Cash Equivalents. At June 30, 2023 and December 31, 2022, our cash equivalents and restricted cash equivalents consisted of money market funds. We value our cash equivalents and restricted cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At June 30, 2023 and December 31, 2022, our marketable securities consisted of foreign debt, U.S. debt, U.S. Treasury securities, and time deposits, and our restricted marketable securities consisted of foreign and U.S. government obligations, supranational debt, and U.S. debt. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At June 30, 2023 and December 31, 2022, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and commodity swap contracts involving major commodity prices. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including credit risk, foreign exchange rates, forward and spot prices for currencies, and forward prices for commodities. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At June 30, 2023 and December 31, 2022, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$3,278	$3,278	$—	$—
Restricted cash equivalents:
Money market funds	3,194	3,194	—	—
Marketable securities:
Foreign debt	34,615	—	34,615	—
U.S. debt	43,770	—	43,770	—
U.S. Treasury securities	846,102	846,102	—	—
Time deposits	129,557	129,557	—	—
Restricted marketable securities	194,650	—	194,650	—
Derivative assets	1,146	—	1,146	—
Total assets	$1,256,312	$982,131	$274,181	$—
Liabilities:
Derivative liabilities	$12,875	$—	$12,875	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$4,324	$4,324	$—	$—
Restricted cash equivalents:
Money market funds	6,284	6,284	—	—
Marketable securities:
Foreign debt	59,777	—	59,777	—
U.S. debt	56,463	—	56,463	—
Time deposits	980,472	980,472	—	—
Restricted marketable securities	182,070	—	182,070	—
Derivative assets	2,035	—	2,035	—
Total assets	$1,291,425	$991,080	$300,345	$—
Liabilities:
Derivative liabilities	$6,812	$—	$6,812	$—

Fair Value of Financial Instruments

At June 30, 2023 and December 31, 2022, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Government grants receivable - noncurrent	$225,121	$222,721	$—	$—
Accounts receivable unbilled, net - noncurrent	4,229	3,782	11,498	10,304
Accounts receivable trade, net - noncurrent	—	—	1,500	1,339

Liabilities:
Long-term debt (1)	$438,000	$390,648	$185,000	$160,986
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

11. Debt

Our long-term debt consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

		Balance (USD)
Loan Agreement	Currency	June 30, 2023	December 31, 2022
Revolving Credit Facility	USD	$—	$—
India Credit Facility	USD	438,000	185,000
Long-term debt principal		438,000	185,000
Less: unamortized issuance costs		(590)	(651)
Total long-term debt		$437,410	$184,349

Revolving Credit Facility

In June 2023, we entered into a credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent, which provides us with a senior secured credit facility (the “Revolving Credit Facility”) with an aggregate borrowing capacity of $1.0 billion. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at our option, (i) the Term Secured Overnight Financing Rate (“Term SOFR”), plus a credit spread of 0.10%, plus a margin that ranges from 1.25% to 2.25% or (ii) an alternate base rate as defined in the credit agreement, plus a margin that ranges from 0.25% to 1.25%. The margins under the Revolving Credit Facility are based on the Company’s net leverage ratio or, if the Company elects to switch to a credit ratings-based system after the investment grade ratings trigger date occurs (as defined in the credit agreement), margins are based on the Company’s public debt rating.

In addition to paying interest on outstanding principal under the Revolving Credit Facility, we are required to pay an unused commitment fee that ranges from 0.125% to 0.375% per annum, based on the same factors discussed above and the daily unused commitments under the facility. We are also required to pay (i) a letter of credit fee based on the applicable margin for Term SOFR loans on the face amount of each letter of credit, (ii) a letter of credit fronting fee as agreed by the Company and such issuing lender, and (iii) other customary letter of credit fees. Our Revolving Credit Facility matures in June 2028.

As of June 30, 2023, we had no borrowings or letters of credit under our Revolving Credit Facility. Loans and letters of credit issued under the Revolving Credit Facility are secured by liens on substantially all of the Company’s tangible and intangible assets.

India Credit Facility

In July 2022, FS India Solar Ventures Private Limited, our indirect wholly-owned subsidiary, entered into a finance agreement (the “India Credit Facility”) with the U.S. International Development Finance Corporation (“DFC”) for aggregate borrowings of up to $500.0 million for the development and construction of an approximately 3.4 GW solar module manufacturing facility in India. Principal on the India Credit Facility is payable in scheduled semi-annual installments beginning in the second half of 2024 through the facility’s expected maturity in August 2029. The India Credit Facility is guaranteed by First Solar, Inc.

Interest Rate Risk

As of June 30, 2023, our long-term debt borrowing rates were as follows:

Loan Agreement	Interest Rate	Effective Interest Rate
India Credit Facility	U.S. Treasury Constant Maturity Yield plus 1.75%	5.34%

Future Principal Payments

At June 30, 2023, the future principal payments on our long-term debt were due as follows (in thousands):

Total Debt
Remainder of 2023	$—
2024	31,054
2025	79,628
2026	79,629
2027	79,672
2028	79,716
Thereafter	88,301
Total long-term debt future principal payments	$438,000

12. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of June 30, 2023, the majority of these commercial commitments supported our modules business.

As of June 30, 2023, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Revolving Credit Facility (1)	$—	$250.0
Bilateral facilities (2)	126.5	119.0
Surety bonds	28.3	232.0
——————————
(1)Our Revolving Credit Facility provides us with a sub-limit of $250.0 million to issue letters of credit, at a fee based on the applicable margin for Term SOFR loans, a fronting fee, and other customary letter of credit fees.

(2)Of the total letters of credit issued under the bilateral facilities, $8.9 million was secured with cash.

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

Product warranty activities during the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product warranty liability, beginning of period	$33,315	$47,016	$33,787	$52,553
Accruals for new warranties issued	851	1,425	1,845	2,273
Settlements	(1,867)	(1,252)	(3,193)	(7,254)
Changes in estimate of product warranty liability	(330)	(60)	(470)	(443)
Product warranty liability, end of period	$31,969	$47,129	$31,969	$47,129
Current portion of warranty liability	$9,243	$11,553	$9,243	$11,553
Noncurrent portion of warranty liability	$22,726	$35,576	$22,726	$35,576

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of June 30, 2023 and December 31, 2022, we accrued $2.5 million of current indemnification liabilities. As of June 30, 2023, the maximum potential amount of future payments under our indemnifications was $53.8 million, and we held insurance and other instruments allowing us to recover up to $27.3 million of potential amounts paid under the indemnifications.

Contingent Consideration

As part of our Evolar acquisition, we agreed to pay additional consideration of up to $42.5 million to the selling shareholders contingent upon the successful achievement of certain technical milestones. See Note 2. “Business Acquisitions” to our condensed consolidated financial statements for further discussion of this acquisition. As of June 30, 2023, we recorded $7.5 million of current liabilities and $11.0 million of long-term liabilities for such contingent obligations based on their estimated fair values.

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

Our module collection and recycling liability was $132.1 million and $128.1 million as of June 30, 2023 and December 31, 2022, respectively. See Note 5. “Restricted Marketable Securities” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

Legal Proceedings

Class Action

In January 2022, a putative class action lawsuit titled City of Pontiac General Employees’ Retirement System v. First Solar, Inc., et al., Case No. 2:22-cv-00036-MTL, was filed in the United States District Court for the District of Arizona (hereafter “Arizona District Court”) against the Company and certain of our current officers (collectively, “Putative Class Action Defendants”). The complaint was filed on behalf of a purported class consisting of all purchasers of First Solar common stock between February 22, 2019 and February 20, 2020, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on allegedly false and misleading statements related to the Company’s Series 6 solar modules and its project development business. It seeks unspecified damages and an award of costs and expenses. On April 25, 2022, the Arizona District Court issued an order appointing the Palm Harbor Special Fire Control & Rescue District Firefighters’ Pension Plan and the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiffs. On June 23, 2022, Lead Plaintiffs filed an Amended Complaint that brought the same claims and sought the same relief as the original complaint. On January 10, 2023, the Court granted the Putative Class Action Defendants’ motion to dismiss in full, with leave to amend by February 10, 2023. On February 10, 2023, Lead Plaintiffs filed a Second Amended Complaint. Putative Class Action Defendants filed a motion to dismiss the Second Amended Complaint on February 24, 2023. Lead Plaintiffs filed their opposition to the motion to dismiss on March 10, 2023, and Putative Class Action Defendants filed a reply in support of their motion to dismiss on March 17, 2023. On June 23, 2023, the Court granted the Putative Class Action Defendants’ motion to dismiss with prejudice. On July 14, 2023, the Clerk of Court entered judgment in favor of the Putative Class Action Defendants. Lead Plaintiffs have the right to appeal the dismissal within 30 days after entry of the judgment or order. At this time, we are not in a position to assess the likelihood of any potential appeal.

Derivative Action

In September 2022, a derivative action titled Federman v. Widmar, et al., Case No. 2:22-cv-01541-JAT, was filed by a putative stockholder purportedly on behalf of the Company in the Arizona District Court against our current directors and certain officers of the Company (collectively, “Derivative Action Defendants”), alleging violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, contribution and indemnification, aiding and abetting, and gross mismanagement. The complaint generally alleges that the Derivative Action Defendants caused or allowed false and misleading statements to be made concerning the Company’s Series 6 modules and project development business. The action includes claims for, among other things, damages in favor of the Company and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees. The Company believes that the plaintiff in the derivative action lacks standing to pursue litigation on behalf of First Solar. On February 17, 2023, the case was transferred to Judge Liburdi, who is also presiding over the related putative class action. On March 10, 2023, the plaintiff filed an Amended Complaint. On April 10, 2023, the Derivative Action Defendants filed a motion to dismiss the Amended Complaint. The plaintiff filed its opposition to the motion to dismiss on May 17, 2023, and the Derivative Action Defendants filed a reply in support of their motion to dismiss on June 17, 2023. Given the early stage of the litigation, at this time we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from this action.

Other Matters and Claims

In July 2021, Southern Power Company and certain of its affiliates (“Southern”) filed an arbitration demand with the American Arbitration Association against two subsidiaries of the Company, alleging breach of the engineering, procurement, and construction (“EPC”) agreements for five projects in the United States, for which the Company’s subsidiaries served as the EPC contractor. The arbitration demand asserts breach of obligations to design and engineer the projects in accordance with the EPC agreements, particularly as such obligations relate to the procurement of tracker systems and inverters. The Company and its subsidiaries denied the claims, and defended the claims in arbitration hearings, which concluded in late February 2023. In May 2023, the parties submitted their final proposals of individual award claims to the arbitration panel. On July 19, 2023, the arbitration panel entered an interim award to Southern for $35.6 million. As a result, we accrued a loss for such interim award in our results of operations for the three months ended June 30, 2023. The parties to the arbitration have until July 31, 2023 to raise additional issues with the arbitration panel, such as interest on the award and attorneys’ fees. If no such requests are made by July 31, 2023, the award will become final. The Company is evaluating the panel’s findings and considering what actions it may take in light of this decision.

During the year ended December 31, 2022, we received several indemnification demands from certain customers, for whom we provided EPC services, regarding claims that such customers’ PV tracker systems infringe, in part, on patents owned by Rovshan Sade (“Sade”), the owner of a company called Trabant Solar, Inc. In January 2023, we were notified by two of our customers that Sade served them with patent infringement complaints, and we have assumed the defense of these claims. We have conducted due diligence on the patents and claims and believe that we will prevail in the actions. On April 28, 2023, we commenced an Inter Partes Review (“IPR”) before the United States Patent and Trademark Office seeking to invalidate such claims. Based upon that filing, we have also sought to stay the litigation proceedings pending the IPR process. Given the early stage of the litigation, at this time we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from these actions.

In April 2019, a subcontractor of First Solar sustained certain injuries while performing work at a former project site and, in May 2019, commenced legal action against a subsidiary of the Company. On June 28, 2023, a jury awarded damages of approximately $51.3 million to the plaintiff. Accordingly, as of June 30, 2023, we recorded a $51.3 million accrued litigation payable included in “Other current liabilities” in our condensed consolidated balance sheet. We believe the full amount of awarded damages will be covered by our various insurance policies. Accordingly, we also recorded a $51.3 million receivable included in “Other current assets” in our condensed consolidated balance sheet as of June 30, 2023. We, in conjunction with our insurance carriers, are exploring challenges to the verdict in either or both the trial court and an appellate court.

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

13. Revenue from Contracts with Customers

The following table presents the disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2023 and 2022 along with the reportable segment for each category (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Category	Segment	2023	2022	2023	2022
Solar modules	Modules	$802,237	$607,445	$1,338,827	$962,326
Solar power systems	Other	7,996	374	19,257	2,343
O&M services	Other	441	4,180	893	8,077
Energy generation	Other	(1)	8,956	(18)	15,249
Net sales		$810,673	$620,955	$1,358,959	$987,995

We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Such contracts may contain provisions that require us to make liquidated damage payments to the customer if we fail to ship or deliver modules by scheduled dates. For certain contracts, we may also be required to make liquidated damage payments if we fail to deliver modules that meet certain U.S. domestic content requirements. We recognize these liquidated damages as a reduction of revenue in the period we transfer control of the modules to the customer.

We recognize revenue for sales of development projects or completed systems when we enter into the associated sales contract. For certain prior project sales, such revenue included estimated amounts of variable consideration. These estimates may require significant judgment to determine the most likely amount of net contract revenues. The cumulative effect of revisions to estimates is recorded in the period in which the revisions are identified and the amounts can be reasonably estimated. During the three and six months ended June 30, 2023 revenue increased $6.9 million and $12.3 million, respectively, due to adjustments to the estimated transaction prices for certain projects we previously sold, which represented 1.9% and 3.1%, respectively, of the aggregate revenue for such projects.

The following table reflects the changes in our contract assets, which we classify as “Accounts receivable unbilled, net” and our contract liabilities, which we classify as “Deferred revenue,” for the six months ended June 30, 2023 (in thousands):

	June 30, 2023	December 31, 2022	Six Month Change
Accounts receivable unbilled, net (1)	$41,313	$42,152	$(839)	(2)%
Deferred revenue	$1,547,421	$1,207,940	$339,481	28%
——————————
(1)Includes $4.2 million and $11.5 million of noncurrent accounts receivable unbilled, net classified as “Other assets” on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

During the six months ended June 30, 2023, our contract assets decreased by $0.8 million primarily due to billings for certain prior project sales, partially offset by unbilled receivables associated with variable consideration connected to certain prior project sales. During the six months ended June 30, 2023, our contract liabilities increased by $339.5 million primarily due to advance payments received for sales of solar modules in the current period, partially offset by the recognition of revenue for sales of solar modules for which payment was received in prior years. During the six months ended June 30, 2023 and 2022, we recognized revenue of $215.5 million and $114.4 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

As of June 30, 2023, we had entered into contracts with customers for the future sale of 70.3 GW of solar modules for an aggregate transaction price of $20.8 billion, which we expect to recognize as revenue through 2029 as we transfer control of the modules to the customers. Such aggregate transaction price excludes estimates of variable consideration associated with (i) future module technology improvements, including enhancements to certain energy related attributes, (ii) sales freight in excess of a defined threshold, (iii) changes to certain commodity prices, and (iv) the module wattage committed for delivery, among other things. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price. These contracts may also be subject to amendments as agreed to by the parties to the contract. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

14. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$1,349	$446	$2,275	$944
Selling, general and administrative	5,981	4,754	10,763	7,328
Research and development	1,035	561	1,912	992
Production start-up	46	3	61	3
Total share-based compensation expense	$8,411	$5,764	$15,011	$9,267

As of June 30, 2023, we had $47.3 million of unrecognized share-based compensation expense related to unvested restricted stock and performance units, which we expect to recognize over a weighted-average period of approximately 1.6 years.

In March 2020, the compensation committee of our board of directors approved grants of performance units (“PUs”) for key executive officers to be earned over a multi-year performance period, which ended in December 2022. Vesting of the 2020 grants of PUs was contingent upon the relative attainment of target contracted revenue, module wattage, and return on capital metrics. In March 2023, the compensation committee certified the achievement of the vesting conditions applicable to the grants, which approximated the target level of performance. Accordingly, each participant received one share of common stock for each vested PU granted, net of any tax withholdings.

In May 2021, the compensation committee approved additional grants of PUs for key executive officers. Such grants are expected to be earned over a multi-year performance period ending in December 2023. Vesting of the 2021 grants of PUs is contingent upon the relative attainment of target contracted revenue, cost per watt, incremental average selling price, and operating income metrics.

In March 2022, the compensation committee approved additional grants of PUs for key executive officers. Such grants are expected to be earned over a multi-year performance period ending in December 2024. Vesting of the 2022 grants of PUs is contingent upon the relative attainment of target contracted revenue, cost per watt, and return on capital metrics.

In March 2023, the compensation committee approved additional grants of PUs for key executive officers. Such grants are expected to be earned over a multi-year performance period ending in December 2025. Vesting of the 2023 grants of PUs is contingent upon the relative attainment of target contracted revenue, production, and operating margin metrics.

Vesting of PUs is also contingent upon the employment of program participants through the applicable vesting dates, with limited exceptions in case of death, disability, a qualifying retirement, or a change-in-control of First Solar. Outstanding PUs are included in the computation of diluted net income per share based on the number of shares that would be issuable if the end of the reporting period were the end of the contingency period.

15. Income Taxes

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

Our effective tax rate was 4.9% and 83.7% for the six months ended June 30, 2023 and 2022, respectively. The decrease in our effective tax rate was primarily driven by higher prior period losses in certain jurisdictions for which no tax benefit could be recorded, the effect of the advanced manufacturing production credit described in Note 7. "Government Grants" to our condensed consolidated financial statements, a discrete tax expense in the prior period associated with the remeasurement of our net deferred tax assets in Vietnam, and the effect of tax law changes associated with the FTC regulations described above. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to the effect of tax law changes associated with the IRA described above and excess tax benefits associated with share-based compensation.

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

Our Vietnamese subsidiary had previously been granted a tax incentive that provided a two-year tax exemption, which began in 2020, and reduced annual tax rates through the end of 2025. In May 2022, our Vietnamese subsidiary was granted a new long-term tax incentive that provides an additional two-year tax exemption through 2023, followed by reduced annual tax rates of 5% through 2032 and 10% through 2036. Such long-term tax incentive is conditional upon our continued compliance with certain revenue and R&D spending thresholds, which we are currently in compliance with and expect to continue to comply with through the expiration of the tax holiday.

We are subject to audit by federal, state, local, and foreign tax authorities. We are currently under examination in India, Chile, Singapore, and the states of California and South Carolina. We believe that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed by our tax examinations are not resolved in a manner consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

16. Net Income per Share

The calculation of basic and diluted net income per share for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic net income per share
Numerator:
Net income	$170,579	$55,805	$213,140	$12,550
Denominator:
Weighted-average common shares outstanding	106,827	106,586	106,791	106,500

Diluted net income per share
Denominator:
Weighted-average common shares outstanding	106,827	106,586	106,791	106,500
Effect of restricted stock and performance units	451	470	465	465
Weighted-average shares used in computing diluted net income per share	107,278	107,056	107,256	106,965

Net income per share:
Basic	$1.60	$0.52	$2.00	$0.12
Diluted	$1.59	$0.52	$1.99	$0.12

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2023 and 2022 as such shares would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Anti-dilutive shares	—	45	24	45

17. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2023 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Marketable Securities and Restricted Marketable Securities	Unrealized (Loss) Gain on Derivative Instruments	Total
Balance as of December 31, 2022	$(121,473)	$(64,780)	$(5,564)	$(191,817)
Other comprehensive (loss) income before reclassifications	(2,557)	5,959	(984)	2,418
Amounts reclassified from accumulated other comprehensive loss	(136)	9	4,665	4,538
Net tax effect	—	(317)	(873)	(1,190)
Net other comprehensive (loss) income	(2,693)	5,651	2,808	5,766
Balance as of June 30, 2023	$(124,166)	$(59,129)	$(2,756)	$(186,051)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Foreign currency translation adjustment:
Foreign currency translation adjustment	Cost of sales	$—	$—	$146	$—
Foreign currency translation adjustment	Gain on sales of businesses, net	—	3,756	—	3,756
Foreign currency translation adjustment	Other income (expense), net	—	158	(10)	153
Total foreign currency translation adjustment		—	3,914	136	3,909
Unrealized loss on marketable securities and restricted marketable securities	Other income (expense), net	(9)	—	(9)	—
Unrealized (loss) gain on derivative contracts:
Foreign exchange forward contracts	Cost of sales	—	893	—	1,453
Commodity swap contracts	Cost of sales	(1,997)	—	(4,665)	—
Total unrealized (loss) gain on derivative contracts		(1,997)	893	(4,665)	1,453
Total (loss) gain reclassified		$(2,006)	$4,807	$(4,538)	$5,362

18. Segment Reporting

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

The following tables provide a reconciliation of certain financial information for our reportable segment to information presented in our condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022 and as of June 30, 2023 and December 31, 2022 (in thousands):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Modules	Other	Total	Modules	Other	Total
Net sales	$802,237	$8,436	$810,673	$607,445	$13,510	$620,955
Gross profit (loss)	301,917	8,503	310,420	31,167	(54,367)	(23,200)
Depreciation and amortization expense	72,587	2	72,589	57,810	2,355	60,165

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Modules	Other	Total	Modules	Other	Total
Net sales	$1,338,827	$20,132	$1,358,959	$962,326	$25,669	$987,995
Gross profit (loss)	408,811	13,660	422,471	42,356	(54,093)	(11,737)
Depreciation and amortization expense	134,170	4	134,174	114,009	5,201	119,210

	June 30, 2023			December 31, 2022
	Modules	Other	Total	Modules	Other	Total
Goodwill	$28,646	$—	$28,646	$14,462	$—	$14,462

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: effects resulting from certain module manufacturing changes; our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, module volumes produced, module volumes sold, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties, solar module technology and cost reduction roadmaps, restructuring, product reliability, investments, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; the impact of public policies; the potential impact of legislation intended to encourage renewable energy investments through tax credits; our ability to expand manufacturing capacity worldwide, including our plans to construct a new manufacturing facility in the United States and related increase in manufacturing capacity; the impact of supply chain disruptions, which may affect the procurement of raw materials used in our manufacturing process and the distribution of our modules; R&D programs and our ability to improve the wattage of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” “contingent,” and the negative or plural of these words, and other comparable terminology.

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

•our ability to avoid manufacturing interruptions, including during the ramp of our Series 7 modules manufacturing facilities;

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

Certain of our financial results and other key operational developments for the three months ended June 30, 2023 include the following:

•Net sales for the three months ended June 30, 2023 increased by 31% to $810.7 million compared to $621.0 million for the same period in 2022. The increase was primarily driven by an increase in the volume of modules sold to third parties and an increase in the average selling price per watt of our modules.

•Gross profit for the three months ended June 30, 2023 increased 42.0 percentage points to 38.3% from (3.7)% for the same period in 2022. The increase in gross profit was primarily due to the recognition of the advanced manufacturing production credit under Section 45X of the IRC, continued module cost reductions, the prior period impairment of the Luz del Norte project, and the higher volume of modules sold in the current period, partially offset by higher under-utilization charges associated with the initial ramp of our first Series 7 manufacturing facility in Ohio.

•As of June 30, 2023, we had approximately 13 GW of total installed nameplate module production capacity across all our facilities. During the three months ended June 30, 2023, we produced 2.8 GW and sold 2.8 GW of solar modules. During 2023, we expect to produce between 11.7 GW and 12.1 GW and sell between 11.8 GW and 12.3 GW of solar modules.

•During the three months ended June 30, 2023, we ran our Series 6 manufacturing facilities at 97% capacity utilization, which represents a two percentage point increase from the same period in 2022.

•During the three months ended June 30, 2023, we manufactured a limited production run of our first bifacial solar panel utilizing a thin film semiconductor, which is undergoing field and laboratory testing. Such bifacial panel features an innovative transparent back contact which, in addition to converting both front and rear side irradiance, allows infrared light to pass through rather than be absorbed as heat. This design is expected to lower the operational temperature of the module, resulting in a higher energy yield.

Additionally, in July 2023 we announced plans to expand our manufacturing capacity by an additional 3.5 GW by constructing our fifth manufacturing facility in the United States, which is expected to commence operations in the first half of 2026. Such expansion plans, in combination with our previously announced expansion plans, are expected to increase our manufacturing capacity by approximately 11.3 GW by 2026.

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

Recently enacted government support programs, such as the IRA, have contributed and are expected to continue to contribute to this momentum by providing solar module manufacturers, project developers, and project owners with certain subsidies and tax incentives to accelerate the ongoing transition to clean energy. Based on recent estimates by the United States Congress Joint Committee on Taxation, the IRA is expected to provide aggregate funding of approximately $660 billion to address climate change, of which a significant portion is expected in the form of various tax incentives. Among other things, the IRA (i) reinstates the 30% investment tax credit for qualifying solar projects that meet certain wage and apprenticeship requirements, (ii) extends the production tax credit to include energy generated from solar projects, (iii) provides incremental investment and production tax credits for solar projects that meet certain domestic content and location requirements, and (iv) offers tax credits for solar modules and solar module components manufactured in the United States and sold to third parties. From time to time, certain state and local governments may offer support programs to incentivize the purchase of solar module manufacturing equipment and the hiring and training of manufacturing personnel.

Supply and demand. As a result of the market opportunities and increased demand described above, we are in the process of expanding our manufacturing capacity by approximately 11.3 GW, including the construction of our first manufacturing facility in India, which is expected to commence operations in the second half of 2023; our fourth manufacturing facility in the United States, which is expected to commence operations in late 2024; our fifth manufacturing facility in the United States, which is expected to commence operations in the first half of 2026; and the expansion of our manufacturing footprint at our existing facilities in Ohio, which is expected to be completed in late 2024. We continue to evaluate opportunities for future expansion, particularly within the United States. In the aggregate, we believe manufacturers of solar cells and modules, particularly those in China, have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. Accordingly, we believe the solar industry may experience periods of structural imbalance between supply and demand, which could lead to periods of pricing volatility. In light of these market realities, we continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process, our R&D capabilities, the sustainability advantage of our modules, and our financial stability. As a result of this focus, we recently commenced commercial production of Series 7 modules at our third manufacturing facility in Ohio.

Pricing competition. The solar industry has been characterized by intense pricing competition, both at the module and system levels. This competition may result in an environment in which pricing falls rapidly, thereby potentially increasing demand for solar energy solutions but constraining the ability for project developers and module manufacturers to sustain meaningful and consistent profitability. Our results of operations could be adversely affected if competitors reduce pricing to levels below their costs, bid aggressively low prices for module sale agreements, or are able to operate at minimal or negative operating margins for sustained periods of time. For certain of our competitors, including many in China, these practices may be enabled by their direct or indirect access to sovereign capital or other forms of state support. Although module average selling prices in many global markets have generally declined for several years, module spot pricing in the United States, our primary market, remains elevated due to the rising demand for domestically manufactured modules as a result of the IRA. The duration of this elevated period of pricing is uncertain.

Diverse offerings. We face intense competition from manufacturers of crystalline silicon solar modules and other emerging technologies. Solar module manufacturers compete with one another on sales price per watt, which may be influenced by several module value attributes, including wattage (through a larger form factor or an improved conversion efficiency), energy yield, degradation, sustainability, and reliability. Sales price per watt may also be influenced by warranty terms and customer payment terms. While conventional solar modules are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, most module manufacturers offer bifacial modules that also capture diffuse irradiance on the back side of a module. We currently produce monofacial solar modules and, based on recent R&D activities, expect to produce bifacial solar modules in the near term. During the three months ended June 30, 2023, we manufactured a limited production run of our first bifacial solar panel utilizing a thin film semiconductor, which is undergoing field and laboratory testing. Such bifacial panel features an innovative transparent back contact which, in addition to converting both front and rear side irradiance, allows infrared light to pass through rather than be absorbed as heat. This design is expected to lower the operational temperature of the module, resulting in a higher energy yield. Bifaciality compromises nameplate efficiency, but by converting both front and rear side irradiance, such technology may improve the overall energy production of a module relative to nameplate efficiency in certain applications, which could potentially lower the overall levelized cost of electricity (“LCOE”) of a system when compared to systems using monofacial solar modules. Additionally, certain module manufacturers have introduced n-type mono-crystalline modules, such as tunnel oxide passivated contact modules, which are expected to provide certain improvements to module efficiency, temperature coefficient, and bifacial performance, and claim to provide certain degradation advantages compared to other mono-crystalline modules.

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

Demand for our PV solar module offerings depends, in part, on market factors outside our control. For example, many governments have proposed or enacted policies or support programs intended to encourage renewable energy investments to achieve decarbonization objectives and/or establish greater energy independence. While we compete in markets that do not require solar-specific government subsidies or support programs, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for our solar modules. Recent developments to government support programs include the following:

•United States. In August 2022, the U.S. President signed the IRA into law, which is intended to accelerate the country’s ongoing transition to clean energy. Among other things, the financial incentives provided by the IRA are expected to significantly increase demand for modules manufactured in the United States. Accordingly, the demand for these solar modules is expected to increase domestic manufacturing in the near term, which may result in localized supply chain constraints and periods of inflationary pricing for certain of our key raw materials, including substrate glass and cover glass. The financial incentives provided by the IRA are also expected to significantly increase demand for solar modules in general due to the incremental tax credit available for the qualified production of clean hydrogen that is powered by renewable resources. Several aspects of the IRA are pending technical guidance and regulations from the IRS and U.S. Treasury Department, which recently released a notice of intent to issue proposed regulations for the domestic content bonus tax credit and notices of proposed rulemaking and temporary regulations for the direct payment election and the tax credit transfer election. This initial guidance is subject to revision prior to the publishing of final regulations by the IRS and U.S. Treasury Department. Given the complexities of the IRA, we continue to evaluate the extent of benefits available to us, which we expect will favorably impact our results of operations in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. See Note 7. "Government Grants" to our condensed consolidated financial statements for discussion of our expectation of the financial benefits available to us under the IRA.

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

Demand for our solar energy solutions also depends on domestic or international trade policies and government regulations, which may be proposed, revised, and/or enacted across short- and long-term time horizons with varying degrees of impact to our net sales, profit, and manufacturing operations. Changes in these policies and regulations could adversely impact the competitive landscape of solar markets, which could reduce demand for our solar modules. Recent revisions or proposed changes to trade policy and government regulations include the following:

•United States. In June 2022, the U.S. President authorized the U.S. Secretary of Commerce to provide a 24-month antidumping and countervailing duty tariff exemption for imported solar panels from certain Southeast Asian countries. The U.S. Department of Commerce (“USDOC”) has issued regulations implementing that moratorium on antidumping and countervailing duties in the event that it finds circumvention with respect to such Southeast Asian countries. In December 2022, the USDOC issued affirmative preliminary determinations finding “country-wide” circumvention with respect to certain countries, but it also found that certain companies were not circumventing the antidumping and countervailing duties. The USDOC is scheduled to issue its final circumvention determinations in August 2023, subject to possible extension. Our operating results could be adversely impacted if the USDOC makes negative circumvention determinations or refrains from imposing antidumping and countervailing duties on imports covered by affirmative circumvention determinations. Conversely, affirmative final circumvention determinations could positively impact our operating results. Separately, the U.S. President has also authorized the use of the Defense Production Act to expand domestic production of clean energy technologies. At this time, it is uncertain what impact, if any, these developments will have on future investments in solar module manufacturing in the United States.

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

Our ability to provide solar modules on economically attractive terms is also affected by the availability and cost of logistics services associated with the procurement of raw materials or equipment used in our manufacturing process and the shipping, handling, storage, and distribution of our modules. To mitigate certain logistics costs, we employ module contract structures that provide additional consideration to us if the cost of logistics services, excluding demurrage and detention, exceeds a defined threshold. We may also adjust our shipping plans to include additional lead times for module deliveries and/or utilize our network of U.S. distribution centers. Additionally, our manufacturing capacity expansions in the U.S. and India are expected to bring manufacturing activities closer to customer demand, further mitigating our exposure to the cost of ocean freight.

We generally price and sell our solar modules on a per watt basis. As of June 30, 2023, we had entered into contracts with customers for the future sale of 70.3 GW of solar modules for an aggregate transaction price of $20.8 billion, which we expect to recognize as revenue through 2029 as we transfer control of the modules to the customers. Such volume includes contracts for the sale of 36.4 GW of solar modules that include transaction price adjustments associated with future module technology improvements, including enhancements to certain energy related attributes. Based on these potential technology improvements, the contracted module volumes as of June 30, 2023, the expected timing such technology improvements are incorporated into our manufacturing process, and the expected timing of module deliveries, such adjustments, if realized, could result in additional revenue of up to

$0.7 billion, the majority of which would be recognized in 2026 and 2027. In addition to these price adjustments, certain of our contracts with customers may include favorable price adjustments associated with sales freight in excess of a defined threshold. Certain of our contracts with customers may also include favorable or unfavorable price adjustments associated with changes to certain commodity prices and/or the module wattage committed for delivery. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price.

We continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage (or conversion efficiency), and reducing manufacturing yield losses. Additionally, we recently commenced commercial production of Series 7 modules at our third manufacturing facility in Ohio, and are in the process of expanding our manufacturing capacity by approximately 11.3 GW, including the construction of our first manufacturing facility in India, which is expected to commence operations in the second half of 2023; our fourth manufacturing facility in the United States, which is expected to commence operations in late 2024; our fifth manufacturing facility in the United States, which is expected to commence operations in the first half of 2026; and the expansion of our manufacturing footprint at our existing facilities in Ohio, which is expected to be completed in late 2024. This additional capacity, and any other potential investments to add to or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.7%	103.7%	68.9%	101.2%
Gross profit (loss)	38.3%	(3.7)%	31.1%	(1.2)%
Selling, general and administrative	5.7%	6.3%	6.6%	7.7%
Research and development	4.5%	4.1%	4.9%	5.3%
Production start-up	2.9%	2.1%	3.2%	2.1%
Litigation loss	4.4%	—%	2.6%	—%
Gain on sales of businesses, net	—%	39.5%	—%	25.0%
Operating income	20.8%	23.3%	13.7%	8.8%
Foreign currency loss, net	(0.6)%	(0.5)%	(0.8)%	(0.7)%
Interest income	3.1%	0.5%	3.7%	0.5%
Interest expense, net	(0.2)%	(0.5)%	(0.2)%	(0.6)%
Other income (expense), net	0.1%	(0.3)%	—%	(0.2)%
Income tax expense	(2.2)%	(13.5)%	(0.8)%	(6.5)%
Net income	21.0%	9.0%	15.7%	1.3%

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

Net sales

We generally price and sell our solar modules on a per watt basis. During the three and six months ended June 30, 2023, we sold the majority of our solar modules to developers and operators of systems in the United States, and substantially all of our modules business net sales were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Net sales from our residual business operations primarily consists of revenue recognized for sales of development projects or completed systems, including any modules installed in such systems and any revenue from energy generated by such systems.

The following table shows net sales by reportable segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Six Month Change
Modules	$802,237	$607,445	$194,792	32%	$1,338,827	$962,326	$376,501	39%
Other	8,436	13,510	(5,074)	(38)%	20,132	25,669	(5,537)	(22)%
Net sales	$810,673	$620,955	$189,718	31%	$1,358,959	$987,995	$370,964	38%

Net sales from our modules segment increased $194.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to a 26% increase in the volume of modules sold to third parties and a 4% increase in the average selling price per watt. Net sales from our residual business operations during the three months ended June 30, 2023 decreased $5.1 million compared to the three months ended June 30, 2022 primarily due to higher net sales in the prior period associated with operating PV solar power systems and providing O&M services in certain international jurisdictions prior to the sale of such systems and businesses, partially offset by the recognition of certain contingent earnouts in the current period for projects we sold in prior periods.

Net sales from our modules segment increased $376.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to a 36% increase in the volume of modules sold to third parties and a 3% increase in the average selling price per watt. Net sales from our residual business operations during the six months ended June 30, 2023 decreased $5.5 million compared to the six months ended June 30, 2022 primarily due to higher net sales in the prior period associated with operating PV solar power systems and providing O&M services in certain international jurisdictions prior to the sale of such systems and businesses, partially offset by the recognition of certain contingent earnouts in the current period for projects we sold in prior periods.

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

The following table shows cost of sales by reportable segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Six Month Change
Modules	$500,320	$576,278	$(75,958)	(13)%	$930,016	$919,970	$10,046	1%
Other	(67)	67,877	(67,944)	(100)%	6,472	79,762	(73,290)	(92)%
Cost of sales	$500,253	$644,155	$(143,902)	(22)%	$936,488	$999,732	$(63,244)	(6)%
% of net sales	61.7%	103.7%			68.9%	101.2%

Cost of sales decreased $143.9 million, or 22%, and decreased 42.0 percentage points as a percent of net sales for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in cost of sales was driven by a $76.0 million decrease in our modules segment cost of sales primarily due to (i) the recognition of the advanced manufacturing production credit under Section 45X of the IRC, which decreased cost of sales by $155.0 million, (ii) lower sales freight of $51.4 million, and (iii) continued module cost reductions, which decreased cost of sales by $43.3 million, partially offset by (iv) higher costs of $145.7 million due to an increase in the volume of modules sold and (v) higher under-utilization charges associated with the initial ramp of our first Series 7 manufacturing facility in Ohio, which increased cost of sales by $28.9 million. The decrease in cost of sales was also driven by a $67.9 million decrease in our residual business operations cost of sales primarily due to an impairment loss of $57.8 million in the prior period associated with the anticipated sale of the Luz del Norte project and lower costs associated with operating PV solar power systems and providing O&M services in certain international jurisdictions due to the sale of such systems and businesses in the prior period.

Cost of sales decreased $63.2 million, or 6%, and decreased 32.3 percentage points as a percent of net sales for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in cost of sales was driven by a $73.3 million decrease in our residual business operations primarily due to the prior period impairment of the Luz del Norte project described above and higher costs in the prior period associated with operating PV solar power systems and providing O&M services in certain international jurisdictions prior to the sale of such systems and businesses. Such decrease was partially offset by a $10.0 million increase in our modules segment cost of sales primarily due to (i) higher costs of $309.7 million due to an increase in the volume of modules sold and (ii) higher under-utilization charges associated with the initial ramp of our first Series 7 manufacturing facility in Ohio, which increased cost of sales by $47.8 million, partially offset by (iii) the advanced manufacturing production credit described above, which decreased cost of sales by $225.1 million, (iv) continued module cost reductions, which decreased cost of sales by $75.5 million, and (v) lower sales freight of $47.4 million.

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

The following table shows gross profit (loss) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Six Month Change
Gross profit (loss)	$310,420	$(23,200)	$333,620	>100%	$422,471	$(11,737)	$434,208	>100%
% of net sales	38.3%	(3.7)%			31.1%	(1.2)%

Gross profit increased 42.0 percentage points to 38.3% during the three months ended June 30, 2023 from (3.7)% during the three months ended June 30, 2022. Gross profit also increased 32.3 percentage points to 31.1% during the six months ended June 30, 2023 from (1.2)% during the six months ended June 30, 2022. Such increases were primarily due to (i) the advanced manufacturing production credit described above, (ii) continued module cost reductions, (iii) the prior period impairment of the Luz del Norte project described above, and (iv) the higher volume of modules sold in the current period, partially offset by (v) higher under-utilization charges associated with the initial ramp of our first Series 7 manufacturing facility mentioned above.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Six Month Change
Selling, general and administrative	$46,328	$38,894	$7,434	19%	$90,356	$75,622	$14,734	19%
% of net sales	5.7%	6.3%			6.6%	7.7%

Selling, general and administrative expense for the three and six months ended June 30, 2023 increased compared to the three and six months ended June 30, 2022 primarily due to higher professional fees, higher share-based compensation expense, and higher employee compensation expense due to an increase in headcount.

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

The following table shows research and development expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Six Month Change
Research and development	$36,745	$25,229	$11,516	46%	$67,255	$52,337	$14,918	29%
% of net sales	4.5%	4.1%			4.9%	5.3%

Research and development expense for the three and six months ended June 30, 2023 increased compared to the three and six months ended June 30, 2022 primarily due to an increase in employee compensation expense resulting from an increase in headcount and higher material and module testing costs.

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

The following table shows production start-up expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Six Month Change
Production start-up	$23,377	$13,231	$10,146	77%	$42,871	$20,569	$22,302	108%
% of net sales	2.9%	2.1%			3.2%	2.1%

During the three months ended June 30, 2023, we incurred production start-up expense primarily for our first manufacturing facility in India, which is expected to commence operations in the second half of 2023. During the three months ended June 30, 2022, we incurred production start-up expense primarily for our third manufacturing facility in the U.S., which commenced commercial production of modules in early 2023.

During the six months ended June 30, 2023, we incurred production start-up expense primarily for our first manufacturing facility in India, our third manufacturing facility in the U.S., and certain manufacturing upgrades at our Malaysian facilities. During the six months ended June 30, 2022, we incurred production start-up expense primarily for our third manufacturing facility in the U.S. and certain manufacturing upgrades at our Malaysian facilities.

Litigation loss

The following table shows litigation loss for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Six Month Change
Litigation loss	$35,590	$—	$35,590	100%	$35,590	$—	$35,590	100%
% of net sales	4.4%	—%			2.6%	—%

In July 2021, Southern filed an arbitration demand with the American Arbitration Association against two of the Company’s subsidiaries alleging breach of the EPC agreements for five projects in the United States for which such subsidiaries served as the EPC contractor. On July 19, 2023, the arbitration panel issued an interim award letter adopting certain of Southern’s proposed individual award claims in the amount of $35.6 million. As a result, we accrued a loss for this matter in our results of operations for the three months ended June 30, 2023. See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about this matter.

Gain on sales of businesses, net

The following table shows gain on sales of businesses, net for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Six Month Change
Gain on sales of businesses, net	$135	$245,381	$(245,246)	(100)%	$118	$247,288	$(247,170)	(100)%
% of net sales	—%	39.5%			—%	25.0%

During the three months ended June 30, 2022, we completed the sale of our Japan project development business to PAG. During the six months ended June 30, 2022, we also completed the sale of our Chilean O&M operations to a subsidiary of Clairvest. During the three and six months ended June 30, 2023, we recognized certain post-closing adjustments associated with these transactions, which were included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations. See Note 3. “Sales of Businesses” to our condensed consolidated financial statements for further information related to these transactions.

Foreign currency loss, net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Six Month Change
Foreign currency loss, net	$(4,652)	$(2,984)	$(1,668)	56%	$(10,599)	$(7,182)	$(3,417)	48%

Foreign currency loss, net for the three and six months ended June 30, 2023 increased compared to the three and six months ended June 30, 2022 primarily due to higher costs associated with hedging activities related to our subsidiaries in India.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, restricted cash equivalents, and restricted marketable securities. Interest income also includes interest earned from late customer payments.

The following table shows interest income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Six Month Change
Interest income	$25,026	$2,880	$22,146	>100%	$50,848	$5,205	$45,643	>100%

Interest income for the three and six months ended June 30, 2023 increased compared to the three and six months ended June 30, 2022 primarily due to higher interest rates on cash and marketable securities and higher average balances associated with marketable securities.

Interest expense, net

Interest expense, net is primarily comprised of interest incurred on long-term debt. We may capitalize interest expense to our project assets or property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Six Month Change
Interest expense, net	$(1,415)	$(3,236)	$1,821	(56)%	$(2,163)	$(6,101)	$3,938	(65)%

Interest expense, net for the three and six months ended June 30, 2023 decreased compared to the three and six months ended June 30, 2022 primarily due to the assumption of our Luz del Norte project loans by a subsidiary of Toesca Asset Management in connection with the sale of the project in late 2022.

Other income (expense), net

Other income (expense), net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted marketable securities.

The following table shows other income (expense), net for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Six Month Change
Other income (expense), net	$997	$(1,883)	$2,880	>100%	$(459)	$(2,095)	$1,636	78%

Other income (expense), net for the three and six months ended June 30, 2023 increased compared to the three and six months ended June 30, 2022 primarily due to an increase in the value of a strategic investment.

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

The following table shows income tax expense for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Six Month Change
Income tax expense	$(17,892)	$(83,799)	$65,907	(79)%	$(11,004)	$(64,300)	$53,296	(83)%
Effective tax rate	9.5%	60.0%			4.9%	83.7%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period.

Income tax expense decreased $65.9 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to the beneficial effect of tax law changes associated with the IRA and proposed FTC regulations, higher prior period losses in certain jurisdictions for which no tax benefit could be recorded, and a discrete tax expense in the prior period due to the remeasurement of our net deferred tax assets in Vietnam, partially offset by higher pretax income in the current period.

Income tax expense decreased $53.3 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to the beneficial effect of tax law changes associated with the IRA and proposed FTC regulations, higher prior period losses in certain jurisdictions for which no tax benefit could be recorded, higher excess tax benefits associated with share-based compensation, and the prior period discrete tax expense in Vietnam mentioned above, partially offset by higher pretax income in the current period.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe the judgments and estimates involved in accrued solar module collection and recycling, product warranties, accounting for income taxes, long-lived asset impairments, and government grants (described in further detail below) have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our accounting policies during the six months ended June 30, 2023.

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

There are currently several critical and complex aspects of the IRA pending technical guidance and regulations from the IRS and U.S. Treasury Department that could affect the estimated benefits we have recognized and expect to recognize from the advanced manufacturing production credit. Such pending guidance is described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, and certain proposed guidance recently published by the IRS is described above in “Certain Trends and Uncertainties.” Any modifications to the law or its effects arising, for example, through (i) technical guidance and regulations from the IRS and U.S. Treasury Department, (ii) subsequent amendments to or interpretations of the law, and/or (iii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, could result in material adverse changes to the benefits we have recognized and expect to recognize.

Recent Accounting Pronouncements

None.

Liquidity and Capital Resources

As of June 30, 2023, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, and contracts with customers for the future sale of solar modules will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. In addition, we have availability under our Revolving Credit Facility, under which we have made no borrowings as of June 30, 2023. As necessary, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, including near-term construction activities and purchases of manufacturing equipment for our newest manufacturing and R&D facilities in India and the United States. However, our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to company-specific, industry-wide, or broader market concerns. Any incremental debt financings could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans.

As of June 30, 2023, we had $1.9 billion in cash, cash equivalents, and marketable securities compared to $2.6 billion as of December 31, 2022. The decrease in cash, cash equivalents, and marketable securities was primarily driven by purchases of property, plant and equipment, various operating expenditures, and certain advance payments of raw materials, partially offset by proceeds from borrowings under long-term debt agreements and cash receipts from module sales, including advance payments for future sales. As of June 30, 2023, $1.2 billion of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries and was primarily based in U.S. dollar, Euro, and Indian rupee denominated holdings. Our investment policy seeks to preserve our investment principal and maintain adequate liquidity to meet our cash flow requirements, while at the same time optimizing the return on our investments. Such policy applies to all invested funds, whether managed internally or externally. Pursuant to such policy, we place our investments with a diversified group of high-quality financial institutions and limit the concentration of such investments with any one counterparty. We place significant emphasis on the creditworthiness of financial institutions and assess the credit ratings and financial health of our counterparty financial institutions when making investment decisions.

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

Although we compete in markets that do not require solar-specific government subsidies or support programs, such incentives continue to influence the demand for PV solar energy around the world. For example, the financial incentives provided by the IRA are expected to increase both the demand for, and the domestic manufacturing of, solar modules in the United States. We continue to evaluate the extent of benefits available to us by the IRA, which are expected to favorably impact our liquidity and capital resources in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. Accordingly, we expect the advanced manufacturing production credit will provide us with a significant source of funding throughout its 10-year period. For more information about certain risks associated with the benefits available to us under the IRA, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

As a result of various market opportunities and increased demand for our products, we recently commenced commercial production of Series 7 modules at our third manufacturing facility in Ohio, and are in the process of expanding our manufacturing capacity by approximately 11.3 GW including the construction of our first manufacturing facility in India, which is expected to commence operations in the second half of 2023; our fourth manufacturing facility in the United States, which is expected to commence operations in late 2024; our fifth manufacturing facility in the United States, which is expected to commence operations in the first half of 2026; and the expansion of our manufacturing footprint at our existing facilities in Ohio, which is expected to be completed in late 2024. In aggregate, we currently expect our remaining investment in these facilities and upgrades to be approximately $2.2 billion. As we expand our manufacturing capacity, we expect to continue to receive advance payments from customers for future module sales. Such advance payments are reflected as deferred revenue in our consolidated balance sheets. As of June 30, 2023, our deferred revenue was approximately $1.5 billion. Accordingly, the capital expenditures necessary to expand our capacity in the near term are expected to be financed, in part, by advance payments for module sales in future periods and by the advanced manufacturing production credit described above.

In addition to the expansion plans described above, we continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage (or conversion efficiency), and reducing manufacturing yield losses. We have a demonstrated history of innovation, continuous improvement, and manufacturing success driven by our significant investments in various R&D initiatives. We continue to invest significant financial resources in such initiatives, including approximately $0.3 billion of remaining investments for a dedicated R&D facility in the United States to support the implementation of our technology roadmap. We expect such R&D facility to feature a high-tech pilot manufacturing line, allowing for the production of full-sized prototypes of thin film and tandem PV modules. Such R&D facility is expected to be completed in 2024. During 2023, we expect to spend $1.7 billion to $1.9 billion for capital expenditures, including the new facilities mentioned above and upgrades to machinery and equipment that we believe will further increase our module wattage and expand capacity and throughput at our manufacturing facilities. These capital investments, and any other potential investments to implement our technology roadmap, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

We have also committed and expect to continue committing significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing costs. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass and cover glass for our PV solar modules. Our remaining purchases under these supply agreements are expected to be approximately $4.8 billion of substrate glass and approximately $328 million of cover glass. We have the right to terminate these agreements upon payment of specified termination penalties (which, in aggregate, are up to $676 million as of June 30, 2023 and decline over the remaining supply periods). Additionally, for certain strategic suppliers, we have made, and may in the future be required to make, certain advance payments to secure the raw materials necessary for our module manufacturing.

We have also committed certain financial resources to fulfill our solar module collection and recycling obligations, and have established a trust under which these funds are put into custodial accounts with an established and reputable bank. As of June 30, 2023, such funds were comprised of restricted marketable securities of $194.7 million and restricted cash and cash equivalents balances of $3.2 million. As of June 30, 2023, our module collection and recycling liability was $132.1 million. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we adjust the funded amounts for our estimated collection and recycling obligations based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

As of June 30, 2023, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Cash Flows

The following table summarizes key cash flow activity for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(124,276)	$(50,821)
Net cash (used in) provided by investing activities	(743,622)	138,287
Net cash provided by financing activities	216,578	125,616
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	2,454	39,934
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(648,866)	$253,016

Operating Activities

The increase in net cash used in operating activities was primarily driven by lower cash receipts from module sales and certain advance payments for raw materials in the current period, partially offset by higher expenditures for the construction of certain projects in Japan in the prior period.

Investing Activities

The increase in net cash used in investing activities was primarily due to higher purchases of property, plant and equipment, proceeds from the sale of our Japan project development business in the prior period, and lower net sales and maturities of marketable securities.

Financing Activities

The increase in net cash provided by financing activities was primarily due to higher borrowings under the India Credit Facility in the current period compared to net borrowings under various long-term debt agreements in the prior period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023.

We are in the process of implementing a new global enterprise resource planning (“ERP”) system, which is expected to replace many of our existing core financial and business systems. Among other things, the new global ERP system is expected to (i) improve the efficiency and effectiveness of certain financial and business transaction processes, (ii) enhance the flow of financial information, and (iii) strengthen data management and analysis. We expect implementation activities to be completed by September 2023, and post-implementation activities are expected to continue over several months. As this implementation continues, we will have changes to certain of our processes and procedures, and we will evaluate quarterly whether the changes materially affect our internal control over financial reporting. As of June 30, 2023, no changes have been made in our internal control over financial reporting with respect to this implementation.

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

Item 5. Other Information

On July 20, 2023, the independent directors of the Board unanimously selected William J. Post to succeed Molly E. Joseph as the Company’s Lead Independent Director for a one-year renewable term. Mr. Post will continue to serve as a member of the Board’s compensation committee, nominating and governance committee, and technology committee. This disclosure is not required pursuant to Item 5(a) of Form 10-Q.

From time to time, our directors and officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended June 30, 2023, none of our officers or directors adopted or terminated non-Rule 10b5-1 trading arrangements. However, certain officers of the Company adopted 10b5-1 trading plans for the sale of our securities. The following table provides certain terms of such plans:

Name and Title of Officer	Date of Adoption	Duration of Arrangement	Aggregate Number of Securities to be Sold (1)
Markus Gloeckler,	Adopted May 15, 2023	Expires April 19, 2024	10,201
Chief Technology Officer
Georges Antoun,	Adopted May 15, 2023	Expires August 16, 2024	42,130
Chief Commercial Officer
——————————
(1)Represents the gross number of shares subject to the Rule 10b5-1(c) plan, excluding the potential effect of shares withheld for taxes. Amounts related to PUs are presented at their target amounts. The actual number of PUs that vest following the end of the applicable performance period, if any, will depend on the relative attainment of the performance metrics.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Registration Statement on Form S-1 filed on October 25, 2006)
3.2	Amended and Restated Bylaws of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Form 8-K filed on July 26, 2023)
10.1
Credit and Guaranty Agreement, dated as of June 30, 2023, among First Solar, Inc., the guarantors from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to First Solar, Inc.’s Form 8-K filed on July 6, 2023)

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

FIRST SOLAR, INC.

Date: July 27, 2023	By:	/s/ BYRON JEFFERS
	Name:	Byron Jeffers
	Title:	Chief Accounting Officer