Form 10-Q
period 2023-09-30
FIRST SOLAR, INC.
filed 2023-10-31
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

As of October 27, 2023, 106,844,212 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

Throughout this Quarterly Report on Form 10-Q, we refer to First Solar, Inc. and its consolidated subsidiaries as “First Solar,” “the Company,” “we,” “us,” and “our.” The unit of electricity is typically stated in megawatts (“MW”) and gigawatts (“GW”).

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$801,090	$628,933	$2,160,049	$1,616,928
Cost of sales	424,915	607,951	1,361,403	1,607,683
Gross profit	376,175	20,982	798,646	9,245
Operating expenses:
Selling, general and administrative	50,172	46,368	140,528	121,990
Research and development	41,190	29,183	108,445	81,520
Production start-up	12,059	19,768	54,930	40,337
Litigation loss	—	—	35,590	—
Total operating expenses	103,421	95,319	339,493	243,847
Gain on sales of businesses, net	211	5,984	329	253,272
Operating income (loss)	272,965	(68,353)	459,482	18,670
Foreign currency loss, net	(987)	(4,859)	(11,586)	(12,041)
Interest income	23,254	9,749	74,102	14,954
Interest expense, net	(3,734)	(2,991)	(5,897)	(9,092)
Other (expense) income, net	(1,033)	4,774	(1,492)	2,679
Income (loss) before taxes	290,465	(61,680)	514,609	15,170
Income tax (expense) benefit	(22,067)	12,512	(33,071)	(51,788)
Net income (loss)	$268,398	$(49,168)	$481,538	$(36,618)

Net income (loss) per share:
Basic	$2.51	$(0.46)	$4.51	$(0.34)
Diluted	$2.50	$(0.46)	$4.49	$(0.34)
Weighted-average number of shares used in per share calculations:
Basic	106,834	106,596	106,795	106,532
Diluted	107,498	106,596	107,326	106,532

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$268,398	$(49,168)	$481,538	$(36,618)
Other comprehensive loss:
Foreign currency translation adjustments	(4,942)	(12,403)	(7,635)	(40,698)
Unrealized loss on marketable securities and restricted marketable securities, net of tax of $340, $697, $23, and $2,624	(8,696)	(13,884)	(3,045)	(53,372)
Unrealized gain (loss) on derivative instruments, net of tax of $(214), $905, $(1,087), and $2,540	719	(3,333)	3,527	(9,418)
Other comprehensive loss	(12,919)	(29,620)	(7,153)	(103,488)
Comprehensive income (loss)	$255,479	$(78,788)	$474,385	$(140,106)

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,492,958	$1,481,269
Marketable securities	329,516	1,096,712
Accounts receivable trade, net	753,520	324,337
Accounts receivable unbilled	33,603	30,654
Inventories	882,787	636,312
Other current assets	331,618	222,137
Total current assets	3,824,002	3,791,421
Property, plant and equipment, net	4,072,857	3,536,902
Deferred tax assets, net	133,407	78,680
Restricted marketable securities	183,700	182,070
Government grants receivable	582,202	—
Goodwill	28,473	14,462
Intangible assets, net	66,379	31,106
Inventories	261,359	260,395
Other assets	430,266	356,192
Total assets	$9,582,645	$8,251,228
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,795	$341,409
Income taxes payable	33,583	29,397
Accrued expenses	600,421	382,782
Current portion of long-term debt	35,409	—
Deferred revenue	372,167	263,215
Other current liabilities	46,730	21,245
Total current liabilities	1,199,105	1,038,048
Accrued solar module collection and recycling liability	130,131	128,114
Long-term debt	464,040	184,349
Deferred revenue	1,349,602	944,725
Other liabilities	137,391	119,937
Total liabilities	3,280,269	2,415,173
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 106,844,040 and 106,609,094 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	107	107
Additional paid-in capital	2,879,412	2,887,476
Accumulated earnings	3,621,827	3,140,289
Accumulated other comprehensive loss	(198,970)	(191,817)
Total stockholders’ equity	6,302,376	5,836,055
Total liabilities and stockholders’ equity	$9,582,645	$8,251,228

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2023	106,831	$107	$2,872,153	$3,353,429	$(186,051)	$6,039,638
Net income	—	—	—	268,398	—	268,398
Other comprehensive loss	—	—	—	—	(12,919)	(12,919)
Common stock issued for share-based compensation	18	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(5)	—	(853)	—	—	(853)
Share-based compensation expense	—	—	8,112	—	—	8,112
Balance at September 30, 2023	106,844	$107	$2,879,412	$3,621,827	$(198,970)	$6,302,376

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	106,594	$107	$2,868,945	$3,197,005	$(170,230)	$5,895,827
Net loss	—	—	—	(49,168)	—	(49,168)
Other comprehensive loss	—	—	—	—	(29,620)	(29,620)
Common stock issued for share-based compensation	15	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(3)	—	(457)	—	—	(457)
Share-based compensation expense	—	—	11,755	—	—	11,755
Balance at September 30, 2022	106,606	$107	$2,880,243	$3,147,837	$(199,850)	$5,828,337

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 31, 2022	106,609	$107	$2,887,476	$3,140,289	$(191,817)	$5,836,055
Net income	—	—	—	481,538	—	481,538
Other comprehensive loss	—	—	—	—	(7,153)	(7,153)
Common stock issued for share-based compensation	389	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(154)	—	(31,100)	—	—	(31,100)
Share-based compensation expense	—	—	23,036	—	—	23,036
Balance at September 30, 2023	106,844	$107	$2,879,412	$3,621,827	$(198,970)	$6,302,376

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance at December 31, 2021	106,332	$106	$2,871,352	$3,184,455	$(96,362)	$5,959,551
Net loss	—	—	—	(36,618)	—	(36,618)
Other comprehensive loss	—	—	—	—	(103,488)	(103,488)
Common stock issued for share-based compensation	441	1	—	—	—	1
Tax withholding related to vesting of restricted stock	(167)	—	(12,048)	—	—	(12,048)
Share-based compensation expense	—	—	20,939	—	—	20,939
Balance at September 30, 2022	106,606	$107	$2,880,243	$3,147,837	$(199,850)	$5,828,337

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$481,538	$(36,618)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, amortization and accretion	218,303	199,183
Impairments and net losses on disposal of long-lived assets	304	62,793
Share-based compensation	23,209	21,121
Deferred income taxes	(46,053)	(4,600)
Gain on sales of businesses, net	(329)	(253,272)
Other, net	89	(6,998)
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled	(385,046)	177,020
Inventories	(247,729)	(164,205)
Project assets and PV solar power systems	8,626	(160,300)
Government grants receivable	(429,744)	—
Other assets	(149,635)	(49,071)
Income tax receivable and payable	(16,809)	40,902
Accounts payable and accrued expenses	121,382	(42,809)
Deferred revenue	472,934	293,872
Other liabilities	(9,889)	1,136
Net cash provided by operating activities	41,151	78,154
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,039,863)	(576,704)
Purchases of marketable securities	(3,220,467)	(2,278,125)
Proceeds from sales and maturities of marketable securities	3,996,439	1,870,973
Proceeds from sales of businesses, net of cash and restricted cash sold	—	363,898
Acquisitions, net of cash acquired	(35,739)	—
Other investing activities	—	(2,561)
Net cash used in investing activities	(299,630)	(622,519)
Cash flows from financing activities:
Proceeds from borrowings under long-term debt, net of issuance costs	307,214	297,405
Repayment of long-term debt	—	(75,896)
Payments of tax withholdings for restricted shares	(31,100)	(12,048)
Net cash provided by financing activities	276,114	209,461
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(855)	39,866
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	16,780	(295,038)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of the period	1,493,462	1,455,837
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of the period	$1,510,242	$1,160,799
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$185,064	$163,147
Proceeds to be received from asset-based government grants	$152,458	$—
Acquisitions funded by contingent consideration	$18,500	$—
Proceeds to be received from sales of businesses	$208	$72,689

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other period. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K, which has been filed with the SEC.

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

The acquired IPR&D includes technical information, know-how, and other proprietary information associated with certain production capabilities for perovskite technology. The acquisition is expected to accelerate the development of high efficiency multi-junction devices by integrating Evolar’s know-how with First Solar’s existing research and development (“R&D”) capabilities, intellectual property portfolio, and expertise in developing and commercially scaling thin film photovoltaic (“PV”) products. The goodwill is attributable to the acquired technical workforce of Evolar and the synergies the Company expects through integrating the acquired technology to accelerate the development of next-generation PV technology. The goodwill resulting from this transaction is not expected to be deductible for income tax purposes.

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

During the three and nine months ended September 30, 2023, we recognized certain post-closing adjustments associated with the prior sale of our Japan project development business, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

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

During the nine months ended September 30, 2023, we recognized certain post-closing adjustments associated with the prior sale of our O&M operations in a foreign jurisdiction, which was included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations.

4. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents:
Cash	$1,034,684	$1,476,945
Money market funds	458,274	4,324
Total cash and cash equivalents	1,492,958	1,481,269
Marketable securities:
Foreign debt	34,716	59,777
U.S. debt	43,701	56,463
U.S. Treasury securities	99,713	—
Time deposits	151,386	980,472
Total marketable securities	329,516	1,096,712
Total cash, cash equivalents, and marketable securities	$1,822,474	$2,577,981

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 to the total of such amounts as presented in the condensed consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	September 30, 2023	December 31, 2022
Cash and cash equivalents	Cash and cash equivalents	$1,492,958	$1,481,269
Restricted cash – current	Other current assets	8,262	3,175
Restricted cash – noncurrent	Other assets	3,266	2,734
Restricted cash equivalents – noncurrent	Other assets	5,756	6,284
Total cash, cash equivalents, restricted cash, and restricted cash equivalents		$1,510,242	$1,493,462

During the nine months ended September 30, 2023, we sold marketable securities for proceeds of $34.9 million and realized a loss of less than $0.1 million on such sales. See Note 10. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$35,000	$—	$276	$8	$34,716
U.S. debt	45,562	15	1,864	12	43,701
U.S. Treasury securities	99,701	12	—	—	99,713
Time deposits	151,427	—	—	41	151,386
Total	$331,690	$27	$2,140	$61	$329,516

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$59,940	$—	$140	$23	$59,777
U.S. debt	58,308	—	1,823	22	56,463
Time deposits	980,810	—	—	338	980,472
Total	$1,099,058	$—	$1,963	$383	$1,096,712

The contractual maturities of our marketable securities as of September 30, 2023 were as follows (in thousands):

Fair Value
One year or less	$316,221
One year to two years	5,116
Two years to three years	4,451
Three years to four years	—
Four years to five years	—
More than five years	3,728
Total	$329,516

5. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Foreign government obligations	$46,140	$46,886
Supranational debt	15,166	8,661
U.S. debt	105,336	109,328
U.S. government obligations	17,058	17,195
Total restricted marketable securities	$183,700	$182,070

Our restricted marketable securities represent long-term investments to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. We have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. As of September 30, 2023 and December 31, 2022, such custodial accounts also included noncurrent restricted cash and cash equivalents balances of $5.8 million and $6.7 million, respectively, which were reported within “Other assets.”

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

The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$63,377	$—	$17,227	$10	$46,140
Supranational debt	17,743	341	2,918	—	15,166
U.S. debt	146,938	—	41,574	28	105,336
U.S. government obligations	24,483	—	7,421	4	17,058
Total	$252,541	$341	$69,140	$42	$183,700

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$64,008	$—	$17,112	$10	$46,886
Supranational debt	11,146	—	2,485	—	8,661
U.S. debt	148,288	—	38,932	28	109,328
U.S. government obligations	24,551	—	7,352	4	17,195
Total	$247,993	$—	$65,881	$42	$182,070

As of September 30, 2023, the contractual maturities of these securities were between 7 years and 16 years.

6. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable trade, gross	$757,726	$325,379
Allowance for credit losses	(4,206)	(1,042)
Accounts receivable trade, net	$753,520	$324,337

Inventories

Inventories consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$445,412	$412,848
Work in process	92,494	66,641
Finished goods	606,240	417,218
Inventories	$1,144,146	$896,707
Inventories – current	$882,787	$636,312
Inventories – noncurrent	$261,359	$260,395

Other current assets

Other current assets consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Spare maintenance materials and parts	$144,820	$114,428
Prepaid expenses	51,736	43,262
Operating supplies	41,993	32,556
Insurance receivable for accrued litigation (1)	21,800	—
Prepaid income taxes	14,688	8,314
Restricted cash	8,262	3,175
Derivative instruments (2)	1,836	2,018
Other	46,483	18,384
Other current assets	$331,618	$222,137
——————————
(1)See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our legal proceedings.

(2)See Note 8. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Land	$35,240	$35,259
Buildings and improvements	998,516	893,049
Machinery and equipment	3,561,843	2,762,801
Office equipment and furniture	157,510	146,467
Leasehold improvements	40,064	40,160
Construction in progress	964,135	1,121,938
Property, plant and equipment, gross	5,757,308	4,999,674
Accumulated depreciation	(1,684,451)	(1,462,772)
Property, plant and equipment, net	$4,072,857	$3,536,902

Depreciation of property, plant and equipment was $80.7 million and $223.5 million for the three and nine months ended September 30, 2023, respectively, and $61.6 million and $180.2 million for the three and nine months ended September 30, 2022, respectively.

Other assets

Other assets consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Advance payments for raw materials	$163,192	$91,260
Operating lease assets (1)	81,512	93,185
Income tax receivables	70,818	56,993
Project assets	26,906	30,108
Prepaid expenses	22,443	11,714
Restricted cash equivalents	5,756	6,284
Accounts receivable unbilled, net	4,691	11,498
Restricted cash	3,266	2,734
Accounts receivable trade, net	—	1,500
Other	51,682	50,916
Other assets	$430,266	$356,192
——————————
(1)See Note 9. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

Accrued expenses

Accrued expenses consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accrued inventory	$232,503	$44,679
Accrued property, plant and equipment	178,077	148,777
Accrued freight	64,668	77,136
Accrued compensation and benefits	37,697	47,939
Accrued other taxes	20,172	19,765
Product warranty liability (1)	7,647	10,660
Other	59,657	33,826
Accrued expenses	$600,421	$382,782
——————————
(1)See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product Warranties.”

Other current liabilities

Other current liabilities consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accrued litigation (1)	$21,800	$—
Operating lease liabilities (2)	9,647	9,193
Contingent consideration (3)	7,500	—
Derivative instruments (4)	2,959	6,668
Other	4,824	5,384
Other current liabilities	$46,730	$21,245
——————————
(1)See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our legal proceedings.

(2)See Note 9. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(3)See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our contingent consideration arrangements.

(4)See Note 8. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Other liabilities

Other liabilities consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Deferred tax liabilities, net	$47,632	$28,929
Operating lease liabilities (1)	34,222	40,589
Product warranty liability (2)	18,500	23,127
Contingent consideration (3)	11,000	—
Other	26,037	27,292
Other liabilities	$137,391	$119,937
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

The following table presents the benefits recognized from asset-based government grants in our condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022 (in thousands):

Balance Sheet Line Item	September 30, 2023	December 31, 2022
Property, plant and equipment, net	$146,596	$—
Other assets	5,862	—

In February 2021, the state government of Tamil Nadu granted First Solar certain incentives associated with the construction of our first manufacturing facility in India. Among other things, such incentives provide a 24% subsidy for eligible capital investments, contingent upon meeting certain minimum investment and employment commitments. The capital subsidy is expected to be paid in six annual installments beginning in the fiscal year following the initial period of module production. Module production began during the three months ended September 30, 2023. Such credit is reflected on our condensed consolidated balance sheets within “Government grants receivable.”

The following table presents the benefits recognized from income-based government grants in our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Line Item	2023	2022	2023	2022
Cost of sales	$204,623	$—	$429,744	$—

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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Commodity swap contracts	$—	$1,478
Total derivatives designated as hedging instruments	$—	$1,478

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1,836	$1,481
Total derivatives not designated as hedging instruments	$1,836	$1,481
Total derivative instruments	$1,836	$2,959

	December 31, 2022
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Commodity swap contracts	$—	$17	$4,447	$144
Total derivatives designated as hedging instruments	$—	$17	$4,447	$144

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$2,018	$—	$2,221	$—
Total derivatives not designated as hedging instruments	$2,018	$—	$2,221	$—
Total derivative instruments	$2,018	$17	$6,668	$144

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Foreign Exchange Forward Contracts	Commodity Swap Contracts	Total
Balance as of December 31, 2022	$—	$(7,242)	$(7,242)
Amounts recognized in other comprehensive income (loss)	—	(962)	(962)
Amounts reclassified to earnings impacting:
Cost of sales	—	5,576	5,576
Balance as of September 30, 2023	$—	$(2,628)	$(2,628)

Balance as of December 31, 2021	$1,126	$—	$1,126
Amounts recognized in other comprehensive income (loss)	545	(10,832)	(10,287)
Amounts reclassified to earnings impacting:
Cost of sales	(1,671)	—	(1,671)
Balance as of September 30, 2022	$—	$(10,832)	$(10,832)

During the nine months ended September 30, 2022, we recognized unrealized losses of less than $0.1 million within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges.

The following table presents gains and losses related to derivative instruments not designated as hedges affecting our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Line Item	2023	2022	2023	2022
Foreign exchange forward contracts	Cost of sales	$—	$55	$—	$577
Foreign exchange forward contracts	Foreign currency loss, net	4,533	7,905	(9,568)	71,420

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

As of September 30, 2023 and December 31, 2022, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	September 30, 2023
Transaction	Currency	Notional Amount	USD Equivalent
Sell	Canadian dollar	CAD 4.2	$3.1
Sell	Chilean peso	CLP 1,372.6	$1.5
Purchase	Euro	€63.9	$67.3
Sell	Euro	€23.5	$24.8
Sell	Indian rupee	INR 57,797.8	$695.1
Purchase	Japanese yen	¥695.6	$4.7
Sell	Japanese yen	¥709.2	$4.7
Purchase	Malaysian ringgit	MYR 160.7	$34.1
Sell	Malaysian ringgit	MYR 16.5	$3.5
Sell	Mexican peso	MXN 34.6	$2.0
Sell	Singapore dollar	SGD 12.3	$9.0

	December 31, 2022
Transaction	Currency	Notional Amount	USD Equivalent
Sell	Canadian dollar	CAD 4.2	$3.1
Sell	Chilean peso	CLP 5,996.5	$7.0
Purchase	Euro	€160.2	$170.5
Sell	Euro	€38.4	$40.9
Sell	Indian rupee	INR 27,119.5	$327.4
Purchase	Japanese yen	¥2,982.7	$22.4
Sell	Japanese yen	¥8,950.3	$67.1
Purchase	Malaysian ringgit	MYR 99.8	$22.6
Sell	Malaysian ringgit	MYR 13.7	$3.1
Sell	Mexican peso	MXN 34.6	$1.8
Purchase	Singapore dollar	SGD 1.4	$1.0

Commodity Price Risk

We use commodity swap contracts to mitigate our exposure to commodity price fluctuations for certain raw materials used in the production of our modules. During the year ended December 31, 2022, we entered into various commodity swap contracts to hedge a portion of our forecasted cash flows for purchases of aluminum frames between July 2022 and December 2023. Such swaps had an aggregate initial notional value based on metric tons of forecasted aluminum purchases, equivalent to $70.5 million, and entitle us to receive a three-month average London Metals Exchange price for aluminum while requiring us to pay certain fixed prices. The notional amount of the commodity swap contracts proportionately adjusted with forecasted purchases of aluminum frames. As of September 30, 2023, there was no notional value associated with these contracts.

These commodity swap contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transactions occur and impact earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of September 30, 2023 and December 31, 2022. In the following 12 months, we expect to reclassify into earnings $2.6 million of net unrealized losses related to these commodity swap contracts that are included in “Accumulated other comprehensive loss” at September 30, 2023 as we realize the earnings effects of the related forecasted transactions.

9. Leases

Our lease arrangements include land associated with our corporate and administrative offices, land for our international manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Malaysia, India, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the three and nine months ended September 30, 2023 and 2022, and as of September 30, 2023 and December 31, 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$2,980	$3,034	$8,931	$11,643
Variable lease cost	512	635	2,528	1,838
Short-term lease cost	150	48	318	300
Total lease cost	$3,642	$3,717	$11,777	$13,781

Payments of amounts included in the measurement of operating lease liabilities			$8,513	$11,867
Lease assets obtained in exchange for operating lease liabilities			$1,791	$3,992

			September 30, 2023	December 31, 2022
Operating lease assets			$81,512	$93,185
Operating lease liabilities – current			9,647	9,193
Operating lease liabilities – noncurrent			34,222	40,589

Weighted-average remaining lease term			5 years	6 years
Weighted-average discount rate			5.1%	5.1%

As of September 30, 2023, the future payments associated with our lease liabilities were as follows (in thousands):

Total Lease Liabilities
Remainder of 2023	$2,903
2024	11,340
2025	10,365
2026	8,255
2027	5,760
2028	5,873
Thereafter	5,313
Total future payments	49,809
Less: interest	(5,940)
Total lease liabilities	$43,869

10. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents and Restricted Cash Equivalents. At September 30, 2023 and December 31, 2022, our cash equivalents and restricted cash equivalents consisted of money market funds. We value our cash equivalents and restricted cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At September 30, 2023 and December 31, 2022, our marketable securities consisted of foreign debt, U.S. debt, U.S. Treasury securities, and time deposits, and our restricted marketable securities consisted of foreign and U.S. government obligations, supranational debt, and U.S. debt. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At September 30, 2023 and December 31, 2022, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and commodity swap contracts involving major commodity prices. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including credit risk, foreign exchange rates, forward and spot prices for currencies, and forward prices for commodities. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At September 30, 2023 and December 31, 2022, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$458,274	$458,274	$—	$—
Restricted cash equivalents:
Money market funds	5,756	5,756	—	—
Marketable securities:
Foreign debt	34,716	—	34,716	—
U.S. debt	43,701	—	43,701	—
U.S. Treasury securities	99,713	99,713	—	—
Time deposits	151,386	151,386	—	—
Restricted marketable securities	183,700	—	183,700	—
Derivative assets	1,836	—	1,836	—
Total assets	$979,082	$715,129	$263,953	$—
Liabilities:
Derivative liabilities	$2,959	$—	$2,959	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$4,324	$4,324	$—	$—
Restricted cash equivalents:
Money market funds	6,284	6,284	—	—
Marketable securities:
Foreign debt	59,777	—	59,777	—
U.S. debt	56,463	—	56,463	—
Time deposits	980,472	980,472	—	—
Restricted marketable securities	182,070	—	182,070	—
Derivative assets	2,035	—	2,035	—
Total assets	$1,291,425	$991,080	$300,345	$—
Liabilities:
Derivative liabilities	$6,812	$—	$6,812	$—

Fair Value of Financial Instruments

At September 30, 2023 and December 31, 2022, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Government grants receivable - noncurrent	$582,202	$541,753	$—	$—
Accounts receivable unbilled, net - noncurrent	4,691	4,062	11,498	10,304
Accounts receivable trade, net - noncurrent	—	—	1,500	1,339

Liabilities:
Long-term debt (1)	$500,000	$450,040	$185,000	$160,986
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

11. Debt

Our long-term debt consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

		Balance (USD)
Loan Agreement	Currency	September 30, 2023	December 31, 2022
Revolving Credit Facility	USD	$—	$—
India Credit Facility	USD	500,000	185,000
Long-term debt principal		500,000	185,000
Less: unamortized issuance costs		(551)	(651)
Total long-term debt		499,449	184,349
Less: current portion		(35,409)	—
Noncurrent portion		$464,040	$184,349

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

As of September 30, 2023, we had no borrowings or letters of credit under our Revolving Credit Facility. Loans and letters of credit issued under the Revolving Credit Facility are secured by liens on substantially all of the Company’s tangible and intangible assets.

India Credit Facility

In July 2022, FS India Solar Ventures Private Limited, our indirect wholly-owned subsidiary, entered into a finance agreement (the “India Credit Facility”) with the U.S. International Development Finance Corporation (“DFC”) for aggregate borrowings of up to $500.0 million for the development and construction of a solar module manufacturing facility in India. Principal on the India Credit Facility is payable in scheduled semi-annual installments beginning in the second half of 2024 through the facility’s expected maturity in August 2029. The India Credit Facility is guaranteed by First Solar, Inc.

Interest Rate Risk

As of September 30, 2023, our long-term debt borrowing rates were as follows:

Loan Agreement	Interest Rate	Effective Interest Rate
India Credit Facility	U.S. Treasury Constant Maturity Yield plus 1.75%	5.80%

Future Principal Payments

At September 30, 2023, the future principal payments on our long-term debt were due as follows (in thousands):

Total Debt
Remainder of 2023	$—
2024	35,450
2025	90,900
2026	90,900
2027	90,950
2028	91,000
Thereafter	100,800
Total long-term debt future principal payments	$500,000

12. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of September 30, 2023, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Revolving Credit Facility (1)	$—	$250.0
Bilateral facilities (2)	126.2	118.9
Surety bonds	21.6	232.0
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

Product warranty activities during the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product warranty liability, beginning of period	$31,969	$47,129	$33,787	$52,553
Accruals for new warranties issued	1,310	1,376	3,155	3,649
Settlements	(1,326)	(3,160)	(4,519)	(10,414)
Changes in estimate of product warranty liability	(5,806)	(10,360)	(6,276)	(10,803)
Product warranty liability, end of period	$26,147	$34,985	$26,147	$34,985
Current portion of warranty liability	$7,647	$11,039	$7,647	$11,039
Noncurrent portion of warranty liability	$18,500	$23,946	$18,500	$23,946

We estimate our limited product warranty liability for power output and defects in materials and workmanship under normal use and service conditions based on return rates for each series of module technology. During the three months ended September 30, 2023, we revised this estimate based on updated information regarding our warranty claims, which reduced our product warranty liability by $5.7 million. This updated information reflected lower-than-expected warranty claims for our older series of module technology and revisions to projected settlements, resulting in reductions to our projected module return rate. During the three months ended September 30, 2022, we revised the estimate based on updated information regarding our warranty claims, which reduced our product warranty liability by $10.2 million. This updated information reflected lower-than-expected warranty claims for our older series of module technology as well as the evolving claims profile of our newest series of module technology, resulting in reductions to our projected module return rates.

Contingent Consideration

As part of our Evolar acquisition, we agreed to pay additional consideration of up to $42.5 million to the selling shareholders contingent upon the successful achievement of certain technical milestones. See Note 2. “Business Acquisitions” to our condensed consolidated financial statements for further discussion of this acquisition. As of September 30, 2023, we recorded $7.5 million of current liabilities and $11.0 million of long-term liabilities for such contingent obligations based on their estimated fair values.

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

Our module collection and recycling liability was $130.1 million and $128.1 million as of September 30, 2023 and December 31, 2022, respectively. See Note 5. “Restricted Marketable Securities” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

Legal Proceedings

Class Action

In January 2022, a putative class action lawsuit titled City of Pontiac General Employees’ Retirement System v. First Solar, Inc., et al., Case No. 2:22-cv-00036-MTL, was filed in the United States District Court for the District of Arizona (hereafter “Arizona District Court”) against the Company and certain of our current officers (collectively, “Putative Class Action Defendants”). The complaint was filed on behalf of a purported class consisting of all purchasers of First Solar common stock between February 22, 2019 and February 20, 2020, inclusive. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on allegedly false and misleading statements related to the Company’s Series 6 solar modules and its project development business. It seeks unspecified damages and an award of costs and expenses. On April 25, 2022, the Arizona District Court issued an order appointing the Palm Harbor Special Fire Control & Rescue District Firefighters’ Pension Plan and the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiffs. On June 23, 2022, Lead Plaintiffs filed an Amended Complaint that brought the same claims and sought the same relief as the original complaint. On January 10, 2023, the Court granted the Putative Class Action Defendants’ motion to dismiss in full, with leave to amend by February 10, 2023. On February 10, 2023, Lead Plaintiffs filed a Second Amended Complaint. Putative Class Action Defendants filed a motion to dismiss the Second Amended Complaint on February 24, 2023. Lead Plaintiffs filed their opposition to the motion to dismiss on March 10, 2023, and Putative Class Action Defendants filed a reply in support of their motion to dismiss on March 17, 2023. On June 23, 2023, the Court granted the Putative Class Action Defendants’ motion to dismiss with prejudice. On July 14, 2023, the Clerk of Court entered judgment in favor of the Putative Class Action Defendants. Lead Plaintiffs did not file an appeal, and the judgment in favor of the Putative Class Action Defendants is now final.

Derivative Action

In September 2022, a derivative action titled Federman v. Widmar, et al., Case No. 2:22-cv-01541-JAT, was filed by a putative stockholder purportedly on behalf of the Company in the Arizona District Court against our current directors and certain officers of the Company (collectively, “Derivative Action Defendants”), alleging violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, contribution and indemnification, aiding and abetting, and gross mismanagement. The complaint generally alleges that the Derivative Action Defendants caused or allowed false and misleading statements to be made concerning the Company’s Series 6 modules and project development business. The action includes claims for, among other things, damages in favor of the Company and an award of costs and expenses to the putative plaintiff stockholder, including attorneys’ fees. The Company believes that the plaintiff in the derivative action lacks standing to pursue litigation on behalf of First Solar. On February 17, 2023, the case was transferred to Judge Liburdi, who is also presiding over the related putative class action. On March 10, 2023, the plaintiff filed an Amended Complaint. On April 10, 2023, the Derivative Action Defendants filed a motion to dismiss the Amended Complaint. The plaintiff filed its opposition to the motion to dismiss on May 17, 2023, and the Derivative Action Defendants filed a reply in support of their motion to dismiss on June 17, 2023. Given the Court’s dismissal of the putative class action, the parties agreed that the claims in the Derivative Action should be dismissed with prejudice and filed a joint stipulation to that effect on September 7, 2023. On September 8, 2023, the Court ordered the Clerk of Court to dismiss the action with prejudice.

Other Matters and Claims

In July 2021, Southern Power Company and certain of its affiliates (“Southern”) filed an arbitration demand with the American Arbitration Association against two subsidiaries of the Company, alleging breach of the engineering, procurement, and construction (“EPC”) agreements for five projects in the United States, for which the Company’s subsidiaries served as the EPC contractor. The arbitration demand asserts breach of obligations to design and engineer the projects in accordance with the EPC agreements, particularly as such obligations relate to the procurement of tracker systems and inverters. The Company and its subsidiaries denied the claims, and defended the claims in arbitration hearings, which concluded in February 2023. In May 2023, the parties submitted their final proposals of individual award claims to the arbitration panel. On July 19, 2023, the arbitration panel entered an interim award to Southern for $35.6 million. As a result, we accrued a loss for such interim award in our results of operations for the nine months ended September 30, 2023. Such amount was paid during the three months ended September 30, 2023. The interim award permitted the parties to raise additional issues with the arbitration panel, and Southern moved for pre- and post-judgment interest and a limited claim for attorneys’ fees. In orders dated October 13, 2023 and October 16, 2023, the arbitration panel denied Southern’s motion for interest and attorney’s fees, respectively. Because all post-award motions have been resolved, the award will become final. The Company believes that the deadline to appeal the interim award judgment will expire no earlier than December 17, 2023.

During the year ended December 31, 2022, we received several indemnification demands from certain customers, for whom we provided EPC services, regarding claims that such customers’ PV tracker systems infringe, in part, on patents owned by Rovshan Sade (“Sade”), the owner of a company called Trabant Solar, Inc. In January 2023, we were notified by two of our customers that Sade served them with patent infringement complaints, and we have assumed the defense of these claims. We have conducted due diligence on the patents and claims and believe that we will prevail in the actions. In April 2023, we commenced an Inter Partes Review (“IPR”) before the United States Patent and Trademark Office seeking to invalidate such claims. Based upon that filing, we have also sought to stay the litigation proceedings pending the IPR process. One such action has been formally stayed pending the IPR outcome. There has been no action in the second proceeding, and unless plaintiff or the court order the parties to proceed, First Solar will not seek a stay prior to the IPR decision. The decision whether to allow the IPR to proceed is expected in November 2023. Given the early stage of the litigation, at this time we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from these actions.

In April 2019, a subcontractor of First Solar sustained certain injuries while performing work at a former project site and, in May 2019, commenced legal action against a subsidiary of the Company. In June 2023, a jury awarded damages of approximately $51.3 million to the plaintiff. On September 21, 2023, the Superior Court of California for Monterey County ruled, in response to a motion for remittitur filed by the Company, that the damages awarded to the plaintiff were excessive and reduced the award from $51.3 million to $21.8 million. Accordingly, as of September 30, 2023, we recorded a $21.8 million accrued litigation payable included in “Other current liabilities” in our condensed consolidated balance sheet. We believe the full amount of awarded damages will be covered by our various insurance policies. Accordingly, we also recorded a $21.8 million receivable included in “Other current assets” in our condensed consolidated balance sheet as of September 30, 2023. The plaintiff did not accept the reduced award by the court ordered deadline of October 10, 2023, and, as a result, the $21.8 million award has been vacated and a new trial will be scheduled. We, in conjunction with our insurance carriers, are exploring challenges to the verdict in an appellate court.

On September 29, 2023, the Company received a subpoena from the Division of Enforcement of the SEC seeking documents and information since 2019 relating to the Company’s operations in India, the Company's entry into a PV module supply agreement with an India-based customer, and certain aspects of the Company's technology roadmap, among other things. The Company is cooperating with the SEC and cannot predict the ultimate timing, scope, or outcome of this matter.

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

13. Revenue from Contracts with Customers

The following table presents the disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2023 and 2022 along with the reportable segment for each category (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Category	Segment	2023	2022	2023	2022
Solar modules	Modules	$800,393	$619,922	$2,139,220	$1,582,248
Solar power systems	Other	217	90	19,474	2,433
O&M services	Other	481	3,481	1,374	11,558
Energy generation	Other	(1)	5,440	(19)	20,689
Net sales		$801,090	$628,933	$2,160,049	$1,616,928

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

We recognize revenue for sales of development projects or completed systems when we enter into the associated sales contract. For certain prior project sales, such revenue included estimated amounts of variable consideration. These estimates may require significant judgment to determine the most likely amount of net contract revenues. The cumulative effect of revisions to estimates is recorded in the period in which the revisions are identified and the amounts can be reasonably estimated. During the nine months ended September 30, 2023 revenue increased $12.3 million due to adjustments to the estimated transaction prices for certain projects we previously sold, which represented 3.1% of the aggregate revenue for such projects.

The following table reflects the changes in our contract assets, which we classify as “Accounts receivable unbilled, net” and our contract liabilities, which we classify as “Deferred revenue,” for the nine months ended September 30, 2023 (in thousands):

	September 30, 2023	December 31, 2022	Nine Month Change
Accounts receivable unbilled, net (1)	$38,294	$42,152	$(3,858)	(9)%
Deferred revenue	$1,721,769	$1,207,940	$513,829	43%
——————————
(1)Includes $4.7 million and $11.5 million of noncurrent accounts receivable unbilled, net classified as “Other assets” on our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

During the nine months ended September 30, 2023, our contract assets decreased by $3.9 million primarily due to billings for certain prior project sales, partially offset by unbilled receivables associated with variable consideration related to certain prior project sales. During the nine months ended September 30, 2023, our contract liabilities increased by $513.8 million primarily due to advance payments received for sales of solar modules in the current period, partially offset by the recognition of revenue for sales of solar modules for which payment was received in prior years. During the nine months ended September 30, 2023 and 2022, we recognized revenue of $320.3 million and $186.2 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

As of September 30, 2023, we had entered into contracts with customers for the future sale of 77.6 GW of solar modules for an aggregate transaction price of $23.0 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to the customers. Such aggregate transaction price excludes estimates of variable consideration associated with (i) future module technology improvements, including enhancements to certain energy related attributes, (ii) sales freight in excess of a defined threshold, (iii) changes to certain commodity prices, and (iv) the module wattage committed for delivery, among other things. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price. These contracts may also be subject to amendments as agreed to by the parties to the contract. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

14. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$1,238	$1,044	$3,513	$1,988
Selling, general and administrative	5,905	9,572	16,668	16,900
Research and development	1,047	1,227	2,959	2,219
Production start-up	8	11	69	14
Total share-based compensation expense	$8,198	$11,854	$23,209	$21,121

As of September 30, 2023, we had $40.1 million of unrecognized share-based compensation expense related to unvested restricted stock and performance units, which we expect to recognize over a weighted-average period of approximately 1.4 years.

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

In November 2022, the U.S. Treasury Department released proposed foreign tax credit (“FTC”) regulations addressing various aspects of the U.S. FTC regime. Among other items, these proposed regulations provide certain exceptions for determining creditable foreign withholding taxes. Taxpayers may rely on these proposed regulations, which apply to tax years beginning on or after December 28, 2021. As a result of these proposed regulations, foreign withholding taxes will continue to be creditable. In July 2023, the U.S. Treasury Department issued Notice 2023-55, which provides temporary relief for taxpayers in determining whether a foreign tax is eligible for a foreign tax credit for taxable years beginning on or after December 28, 2021, and ending before December 31, 2023.

Our effective tax rate was 6.4% and 341.4% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in our effective tax rate was primarily driven by the relative size of our pretax income in the prior period, higher prior period losses in certain jurisdictions for which no tax benefit could be recorded, the effect of the advanced manufacturing production credit described in Note 7. "Government Grants" to our condensed consolidated financial statements, a discrete tax expense in the prior period associated with the remeasurement of our net deferred tax assets in Vietnam, and the effect of tax law changes associated with the proposed FTC regulations described above. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to the effect of tax law changes associated with the IRA described above and excess tax benefits associated with share-based compensation.

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

We are subject to audit by federal, state, local, and foreign tax authorities. We are currently under examination in India, Chile, Singapore, and the state of Florida. We believe that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed by our tax examinations are not resolved in a manner consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

16. Net Income (Loss) per Share

The calculation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic net income (loss) per share
Numerator:
Net income (loss)	$268,398	$(49,168)	$481,538	$(36,618)
Denominator:
Weighted-average common shares outstanding	106,834	106,596	106,795	106,532

Diluted net income (loss) per share
Denominator:
Weighted-average common shares outstanding	106,834	106,596	106,795	106,532
Effect of restricted stock and performance units	664	—	531	—
Weighted-average shares used in computing diluted net income (loss) per share	107,498	106,596	107,326	106,532

Net income (loss) per share:
Basic	$2.51	$(0.46)	$4.51	$(0.34)
Diluted	$2.50	$(0.46)	$4.49	$(0.34)

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2023 and 2022 as such shares would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Anti-dilutive shares	—	626	—	523

17. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2023 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Marketable Securities and Restricted Marketable Securities	Unrealized (Loss) Gain on Derivative Instruments	Total
Balance as of December 31, 2022	$(121,473)	$(64,780)	$(5,564)	$(191,817)
Other comprehensive (loss) income before reclassifications	(8,504)	(3,077)	(962)	(12,543)
Amounts reclassified from accumulated other comprehensive loss	869	9	5,576	6,454
Net tax effect	—	23	(1,087)	(1,064)
Net other comprehensive (loss) income	(7,635)	(3,045)	3,527	(7,153)
Balance as of September 30, 2023	$(129,108)	$(67,825)	$(2,037)	$(198,970)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Foreign currency translation adjustment:
Foreign currency translation adjustment	Cost of sales	$—	$—	$146	$—
Foreign currency translation adjustment	Gain on sales of businesses, net	—	—	—	3,756
Foreign currency translation adjustment	Other (expense) income, net	(1,005)	403	(1,015)	556
Total foreign currency translation adjustment		(1,005)	403	(869)	4,312
Unrealized loss on marketable securities and restricted marketable securities	Other (expense) income, net	—	—	(9)	—
Unrealized (loss) gain on derivative contracts:
Foreign exchange forward contracts	Cost of sales	—	218	—	1,671
Commodity swap contracts	Cost of sales	(911)	—	(5,576)	—
Total unrealized (loss) gain on derivative contracts		(911)	218	(5,576)	1,671
Total (loss) gain reclassified		$(1,916)	$621	$(6,454)	$5,983

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

The following tables provide a reconciliation of certain financial information for our reportable segment to information presented in our condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 and as of September 30, 2023 and December 31, 2022 (in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Modules	Other	Total	Modules	Other	Total
Net sales	$800,393	$697	$801,090	$619,922	$9,011	$628,933
Gross profit (loss)	367,359	8,816	376,175	24,040	(3,058)	20,982
Depreciation and amortization expense	76,991	2	76,993	58,287	2,075	60,362

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Modules	Other	Total	Modules	Other	Total
Net sales	$2,139,220	$20,829	$2,160,049	$1,582,248	$34,680	$1,616,928
Gross profit (loss)	776,170	22,476	798,646	66,396	(57,151)	9,245
Depreciation and amortization expense	211,161	6	211,167	172,296	7,276	179,572

	September 30, 2023			December 31, 2022
	Modules	Other	Total	Modules	Other	Total
Goodwill	$28,473	$—	$28,473	$14,462	$—	$14,462

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: effects resulting from certain module manufacturing changes; our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, module volumes produced, module volumes sold, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties, solar module technology and cost reduction roadmaps, restructuring, product reliability, investments, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; the impact of public policies; the potential impact of legislation intended to encourage renewable energy investments through tax credits; our ability to expand manufacturing capacity worldwide, including our plans to construct new manufacturing facilities in the United States and related increase in manufacturing capacity; the impact of supply chain disruptions, which may affect the procurement of raw materials used in our manufacturing process and the distribution of our modules; R&D programs and our ability to improve the wattage of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” “contingent,” and the negative or plural of these words, and other comparable terminology.

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

•our ability to incorporate technology improvements into our manufacturing process, including the implementation of our Copper Replacement (“CuRe”) program and the production of bifacial solar modules;

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

Certain of our financial results and other key operational developments for the three months ended September 30, 2023 include the following:

•Net sales for the three months ended September 30, 2023 increased by 27% to $801.1 million compared to $628.9 million for the same period in 2022. The increase was primarily driven by an increase in the volume of modules sold to third parties and an increase in the average selling price per watt of our modules.

•Gross profit as a percentage of net sales for the three months ended September 30, 2023 increased 43.7 percentage points to 47.0% from 3.3% for the same period in 2022. The increase in gross profit was primarily due to the recognition of the advanced manufacturing production credit under Section 45X of the IRC, reductions in sales freight costs, and a higher average selling price per watt for modules sold in the current period.

•During the three months ended September 30, 2023, we commenced production of Series 7 modules at our first manufacturing facility in India, bringing our total installed nameplate production capacity across all our facilities to approximately 16.5 GW. During the three months ended September 30, 2023, we produced 3.2 GW and sold 2.7 GW of solar modules. During 2023, we expect to produce between 11.7 GW and 12.1 GW and sell between 11.8 GW and 12.3 GW of solar modules.

•In July 2023 we announced plans to expand our manufacturing capacity by an additional 3.5 GW by constructing our fifth manufacturing facility in the United States. This facility, which will be located in Iberia Parish, Louisiana, is expected to commence operations in late 2025. Such expansion plans, in combination with our previously announced expansion plans, are expected to increase our manufacturing capacity by approximately 7.9 GW by 2026. This expansion, together with other initiatives to enhance our manufacturing throughput, is expected to increase our total installed nameplate capacity to approximately 25 GW by 2026.

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

Supply and demand. As a result of the market opportunities and increased demand described above, we are in the process of expanding our manufacturing capacity by approximately 7.9 GW, including the construction of our fourth manufacturing facility in the United States, which is expected to commence operations in the second half of 2024; our fifth manufacturing facility in the United States, which is expected to commence operations in late 2025; and the expansion of our manufacturing footprint at our existing facilities in Ohio, which is expected to be completed in the first half of 2024. We continue to evaluate opportunities for future expansion, particularly within the United States. In the aggregate, we believe manufacturers of solar cells and modules, particularly those in China, have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. Accordingly, we believe the solar industry may experience periods of structural imbalance between supply and demand, which could lead to periods of pricing volatility. In light of these market realities, we continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process and distributed manufacturing presence, our R&D capabilities, the sustainability advantage of our modules, and our financial stability. As a result of this focus, we recently commenced production of Series 7 modules at our third manufacturing facility in Ohio and our first manufacturing facility in India.

Pricing competition. The solar industry has been characterized by intense pricing competition, both at the module and system levels. This competition may result in an environment in which pricing falls rapidly, which could potentially increase demand for solar energy solutions but constrain the ability for project developers and module manufacturers to sustain meaningful and consistent profitability. Our results of operations could be adversely affected if competitors reduce pricing below their costs, bid aggressively low prices for module sale agreements, or are able to operate at minimal or negative operating margins for sustained periods of time. For certain of our competitors, including many in China, these practices may be enabled by their direct or indirect access to sovereign capital or other forms of state support. Although module average selling prices in many global markets have generally declined for several years, module spot pricing in the United States, our primary market, remains elevated primarily due to the rising demand for domestically manufactured modules as a result of the IRA. The duration of this elevated period of pricing is uncertain.

Diverse offerings. We face intense competition from manufacturers of crystalline silicon solar modules and other emerging technologies. Solar module manufacturers compete with one another on sales price per watt, which may be influenced by several module value attributes, including energy yield, wattage (through a larger form factor or an improved conversion efficiency), degradation, sustainability, and reliability. Sales price per watt may also be influenced by warranty terms and customer payment terms. We believe that utility-scale solar will continue to be a compelling offering and will continue to represent an increasing portion of the overall electricity generation mix. However, this focus on utility-scale module offerings exists within a current market environment that includes rooftop and distributed generation solar, which may influence our future offerings.

We continue to devote significant resources to support the implementation of our technology roadmap and improve the energy output of our modules. In the course of our R&D activities, we explore various technologies in our efforts to sustain competitive differentiation of our modules. Such technologies include the development of bifacial modules, the implementation of our CuRe program, and ongoing research and development of multi-junction solar modules.

•Bifacial. While conventional solar modules are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, most module manufacturers offer bifacial modules that also capture diffuse irradiance on the back side of a module. Bifaciality compromises nameplate efficiency, but by converting both front and rear side irradiance, such technology may improve the overall energy production of a module relative to nameplate efficiency in certain applications, which could potentially lower the overall levelized cost of electricity (“LCOE”) of a system when compared to systems using monofacial solar modules. We recently manufactured a limited production run of our first bifacial solar module utilizing a thin film semiconductor, which is undergoing field and laboratory testing. Such bifacial module features an innovative transparent back contact which, in addition to converting both front and rear side irradiance, allows infrared light to pass through rather than be absorbed as heat. This design is expected to lower the operational temperature of the module, resulting in a higher energy yield. We currently expect to begin commercial production of bifacial modules in the fourth quarter of 2023.

•CuRe. Our CuRe program is intended to improve our current semiconductor structure by replacing copper with certain other elements that are expected to enhance module performance by improving its bifaciality characteristics, lowering its temperature coefficient, and improving its warranted degradation. As a result of these performance improvements, our PV solar modules are expected to produce more energy in real world operating conditions over their estimated useful lives than crystalline silicon modules with the same nameplate capacity. In September 2023, we established a new world record CdTe research cell conversion efficiency of 22.4%, which was based on our CuRe program and certified by the U.S. Department of Energy’s National Renewable Energy Laboratory. We currently expect to complete our lead line implementation of CuRe in the second half of 2024.

•Multi-junction. We continue to evaluate opportunities to develop and leverage other solar cell technologies in multi-junction applications that combine our thin film PV technology with another high efficiency PV semiconductor, with each layer optimized for a different range of the solar spectrum. We believe such applications, which are expected to utilize at least one thin-film semiconductor, have the potential to enable our module conversion efficiency to reach 28% by 2030. Our recent acquisition of Evolar is expected to accelerate the development of high efficiency multi-junction devices by integrating Evolar’s know-how with First Solar’s existing R&D capabilities.

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

Demand for our PV solar module offerings depends, in part, on market factors outside our control. For example, many governments have proposed or enacted policies or support programs intended to encourage renewable energy investments to achieve decarbonization objectives and/or establish greater energy independence. While we compete in markets that do not require solar-specific government subsidies or support programs, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for our solar modules. Recent developments to government support programs include the following:

•United States. In August 2022, the U.S. President signed the IRA into law, which is intended to accelerate the country’s ongoing transition to clean energy. Among other things, the financial incentives provided by the IRA are expected to significantly increase demand for modules manufactured in the United States. Accordingly, the demand for these solar modules is expected to increase domestic manufacturing in the near term, which may result in localized supply chain constraints and periods of inflationary pricing for certain of our key raw materials, including substrate glass and cover glass. The financial incentives provided by the IRA are also expected to significantly increase demand for solar modules in general due to the incremental tax credit available for the qualified production of clean hydrogen that is powered by renewable resources. Several aspects of the IRA are pending technical guidance and regulations from the IRS and U.S. Treasury Department, which earlier this year released a notice of intent to issue proposed regulations for the domestic content bonus tax credit and notices of proposed rulemaking and temporary regulations for the direct payment election and the tax credit transfer election. This initial guidance is subject to revision prior to the publishing of final regulations by the IRS and U.S. Treasury Department. Given the complexities of the IRA, we continue to evaluate the extent of benefits available to us, which we expect will favorably impact our results of operations in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. See Note 7. "Government Grants" to our condensed consolidated financial statements for discussion of our expectation of the financial benefits available to us under the IRA.

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

Demand for our solar energy solutions also depends on domestic or international trade policies and government regulations, which may be proposed, revised, and/or enacted across short- and long-term time horizons with varying degrees of impact to our net sales, profit, and manufacturing operations. Changes in these policies and regulations could adversely impact the competitive landscape of solar markets, which could reduce demand for our solar modules. Recent revisions or proposed changes to trade policy and government regulations include the following:

•United States. In June 2022, the U.S. President authorized the U.S. Secretary of Commerce to provide a 24-month antidumping and countervailing duty (“AD/CVD”) tariff exemption for imported solar panels from certain Southeast Asian countries. The U.S. Department of Commerce (“USDOC”) previously issued regulations implementing the AD/CVD moratorium in the event that it found circumvention with respect to such Southeast Asian countries. In August 2023, the USDOC issued final affirmative circumvention rulings, finding that solar panels completed in Cambodia, Malaysia, Thailand, and Vietnam using parts and components produced in China circumvent pre-existing AD/CVD orders on China. At this time, it is expected that duties will apply to such solar panels unless they are imported, used, and installed by certain dates in 2024. Our operating results could be adversely impacted if the USDOC and other U.S. Government agencies do not enforce the affirmative circumvention rulings as expected or if pending litigation challenges result in a modification of the rulings. Conversely, effective enforcement could positively impact our operating results.

•United States. In October 2023, a coalition of U.S. aluminum extruders and a labor union filed AD/CVD cases on aluminum extrusions from 15 countries. The USDOC has initiated investigations based on the petitions. First Solar imports certain items that appear to be covered by the investigations. Our operating results could be adversely impacted if the USDOC imposes duties on such imports.

•India. The Approved List of Module Manufacturers (“ALMM”) was introduced in 2021 as a non-tariff barrier to incentivize domestic manufacturing of PV modules by approving the list of models and manufacturers who can participate in certain solar development projects. The ALMM is approved by the Ministry of New and Renewable Energy, and any modifications to the ALMM and its application may affect future investments in solar module manufacturing in India. In March 2023, the government of India temporarily suspended the ALMM, thereby exempting solar project developers from procuring modules from companies included in the ALMM through March 2024. Our operating results could be adversely impacted if such suspension is extended in future periods or if the ALMM restriction is significantly relaxed to allow modules to be imported from countries that are part of the Association of Southeast Asian Nations. In May 2023, the ALMM was amended to include a new minimum module efficiency threshold of 19% for most applications and 20% for utility-scale applications. Our ability to sell modules in the Indian market depends on the inclusion of our modules manufactured in India on the ALMM. We currently expect that we will be included in the ALMM once we receive certain certifications from the International Electrotechnical Commission and the Bureau of Indian Standards in late 2023. However, our modules may be initially precluded from utility-scale applications in India until we achieve the minimum product efficiency mentioned above.

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

We generally price and sell our solar modules on a per watt basis. As of September 30, 2023, we had entered into contracts with customers for the future sale of 77.6 GW of solar modules for an aggregate transaction price of $23.0 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to the customers. Such volume includes contracts for the sale of 40.3 GW of solar modules that include transaction price adjustments associated with future module technology improvements, including enhancements to certain energy related attributes. Based on these potential technology improvements, the contracted module volumes as of September 30, 2023, the expected timing such technology improvements are incorporated into our manufacturing process, and the expected timing of module deliveries, such adjustments, if realized, could result in additional revenue of up to $0.4 billion, the majority of which would be recognized in 2025, 2026 and 2027. In addition to these price adjustments, certain of our contracts with customers may include favorable price adjustments associated with sales freight in excess of a defined threshold. Certain of our contracts with customers may also include favorable or unfavorable price adjustments associated with changes to certain commodity prices and/or the module wattage committed for delivery. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price.

We continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage (or conversion efficiency), and reducing manufacturing yield losses. Additionally, we recently commenced production of Series 7 modules at our third manufacturing facility in Ohio and our first manufacturing facility in India, and are in the process of expanding our manufacturing capacity by approximately 7.9 GW, including the construction of our fourth manufacturing facility in the United States, which is expected to commence operations in the second half of 2024; our fifth manufacturing facility in the United States, which is expected to commence operations in late 2025; and the expansion of our manufacturing footprint at our existing facilities in Ohio, which is expected to be completed in the first half of 2024. This additional capacity, and any other potential investments to add to or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.0%	96.7%	63.0%	99.4%
Gross profit	47.0%	3.3%	37.0%	0.6%
Selling, general and administrative	6.3%	7.4%	6.5%	7.5%
Research and development	5.1%	4.6%	5.0%	5.0%
Production start-up	1.5%	3.1%	2.5%	2.5%
Litigation loss	—%	—%	1.6%	—%
Gain on sales of businesses, net	—%	1.0%	—%	15.7%
Operating income (loss)	34.1%	(10.9)%	21.3%	1.2%
Foreign currency loss, net	(0.1)%	(0.8)%	(0.5)%	(0.7)%
Interest income	2.9%	1.6%	3.4%	0.9%
Interest expense, net	(0.5)%	(0.5)%	(0.3)%	(0.6)%
Other (expense) income, net	(0.1)%	0.8%	(0.1)%	0.2%
Income tax (expense) benefit	(2.8)%	2.0%	(1.5)%	(3.2)%
Net income (loss)	33.5%	(7.8)%	22.3%	(2.3)%

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

Net sales

We generally price and sell our solar modules on a per watt basis. During the three and nine months ended September 30, 2023, we sold the majority of our solar modules to developers and operators of systems in the United States, and substantially all of our modules business net sales were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Net sales from our residual business operations primarily consists of revenue recognized for sales of development projects or completed systems, including any modules installed in such systems and any revenue from energy generated by such systems.

The following table shows net sales by reportable segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Nine Month Change
Modules	$800,393	$619,922	$180,471	29%	$2,139,220	$1,582,248	$556,972	35%
Other	697	9,011	(8,314)	(92)%	20,829	34,680	(13,851)	(40)%
Net sales	$801,090	$628,933	$172,157	27%	$2,160,049	$1,616,928	$543,121	34%

Net sales from our modules segment increased $180.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to a 20% increase in the volume of modules sold to third parties and an 8% increase in the average selling price per watt. Net sales from our residual business operations during the three months ended September 30, 2023 decreased $8.3 million compared to the three months ended September 30, 2022 primarily due to higher net sales in the prior period associated with operating PV solar power systems and providing O&M services in certain international jurisdictions prior to the sale of such systems and businesses.

Net sales from our modules segment increased $557.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a 29% increase in the volume of modules sold to third parties and a 5% increase in the average selling price per watt. Net sales from our residual business operations during the nine months ended September 30, 2023 decreased $13.9 million compared to the nine months ended September 30, 2022 primarily due to higher net sales in the prior period associated with operating PV solar power systems and providing O&M services in certain international jurisdictions prior to the sale of such systems and businesses, partially offset by the recognition of certain contingent earnouts in the current period for projects we sold in prior periods.

Cost of sales

Our modules business cost of sales includes the cost of raw materials and components for manufacturing solar modules, such as glass, transparent conductive coatings, CdTe and other thin film semiconductors, laminate materials, connector assemblies, edge seal materials, and frames. In addition, our cost of sales includes direct labor for the manufacturing of solar modules and manufacturing overhead, such as engineering, equipment maintenance, quality and production control, and information technology. Our cost of sales also includes depreciation of manufacturing plant and equipment, facility-related expenses, environmental health and safety costs, and costs associated with shipping, warranties, and solar module collection and recycling (excluding accretion). Cost of sales for our residual business operations includes project-related costs, such as development costs (legal, consulting, transmission upgrade, interconnection, permitting, and other similar costs), EPC costs (consisting primarily of solar modules, inverters, electrical and mounting hardware, project management and engineering, and construction labor), and site specific costs.

The following table shows cost of sales by reportable segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Nine Month Change
Modules	$433,034	$595,882	$(162,848)	(27)%	$1,363,050	$1,515,852	$(152,802)	(10)%
Other	(8,119)	12,069	(20,188)	(167)%	(1,647)	91,831	(93,478)	(102)%
Cost of sales	$424,915	$607,951	$(183,036)	(30)%	$1,361,403	$1,607,683	$(246,280)	(15)%
% of net sales	53.0%	96.7%			63.0%	99.4%

Cost of sales decreased $183.0 million, or 30%, and decreased 43.7 percentage points as a percent of net sales for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in cost of sales was driven by a $162.8 million decrease in our modules segment cost of sales primarily due to (i) the recognition of the advanced manufacturing production credit under Section 45X of the IRC, which decreased cost of sales by $204.6 million, and (ii) lower sales freight of $111.0 million, partially offset by (iii) higher costs of $118.0 million due to an increase in the volume of modules sold and (iv) higher under-utilization charges associated with the initial ramp of our first Series 7 manufacturing facilities in Ohio and India, which increased cost of sales by $25.2 million. The decrease in cost of sales was also driven by a $20.2 million decrease in our residual business operations cost of sales primarily due to lower costs associated with operating PV solar power systems and providing O&M services in certain international jurisdictions due to the sale of such systems and businesses in the prior period, as well as a favorable current-period settlement with a former supplier that resulted in an $8.4 million benefit to cost of sales.

Cost of sales decreased $246.3 million, or 15%, and decreased 36.4 percentage points as a percent of net sales for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in cost of sales was driven by a $152.8 million decrease in our modules segment cost of sales primarily due to (i) the advanced manufacturing production credit described above, which decreased cost of sales by $429.7 million, (ii) lower sales freight of $162.9 million, and (iii) continued module cost reductions of $80.3 million, partially offset by (iv) higher costs of $430.0 million due to an increase in the volume of modules sold and (v) higher under-utilization charges associated with the initial ramp of our first Series 7 manufacturing facilities in Ohio and India, which increased cost of sales by $66.0 million. The decrease in cost of sales was also driven by a $93.5 million decrease in our residual business operations primarily due to an impairment loss of $57.8 million in the prior period associated with the anticipated sale of the Luz del Norte project and higher costs in the prior period associated with operating PV solar power systems and providing O&M services in certain international jurisdictions prior to the sale of such systems and businesses.

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

The following table shows gross profit (loss) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Nine Month Change
Gross profit	$376,175	$20,982	$355,193	>100%	$798,646	$9,245	$789,401	>100%
% of net sales	47.0%	3.3%			37.0%	0.6%

Gross profit as a percentage of net sales increased 43.7 percentage points to 47.0% during the three months ended September 30, 2023 from 3.3% during the three months ended September 30, 2022 primarily due to (i) the advanced manufacturing production credit described above, (ii) reductions in sales freight costs, and (iii) a higher average selling price per watt for modules sold in the current period.

Gross profit as a percentage of net sales increased 36.4 percentage points to 37.0% during the nine months ended September 30, 2023 from 0.6% during the nine months ended September 30, 2022. Such increases were primarily due to (i) the advanced manufacturing production credit described above, (ii) reductions in sales freight costs, (iii) a higher average selling price per watt for modules sold in the current period, (iv) the prior period impairment of the Luz del Norte project described above, and (v) continued module cost reductions.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Nine Month Change
Selling, general and administrative	$50,172	$46,368	$3,804	8%	$140,528	$121,990	$18,538	15%
% of net sales	6.3%	7.4%			6.5%	7.5%

Selling, general and administrative expense for the three months ended September 30, 2022 increased compared to the three months ended September 30, 2022, primarily due to higher costs associated with our implementation of a new global enterprise resource planning (“ERP”) system and higher expected credit losses due to an increase in accounts receivable, partially offset by lower share-based compensation expense.

Selling, general and administrative expense for the nine months ended September 30, 2023 increased compared to the nine months ended September 30, 2022 primarily due to higher professional fees, higher costs related to the ERP implementation mentioned above, and higher expected credit losses due to an increase in accounts receivable.

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

The following table shows research and development expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Nine Month Change
Research and development	$41,190	$29,183	$12,007	41%	$108,445	$81,520	$26,925	33%
% of net sales	5.1%	4.6%			5.0%	5.0%

Research and development expense for the three and nine months ended September 30, 2023 increased compared to the three and nine months ended September 30, 2022 primarily due to an increase in employee compensation expense resulting from an increase in headcount and higher material and module testing costs.

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

The following table shows production start-up expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Nine Month Change
Production start-up	$12,059	$19,768	$(7,709)	(39)%	$54,930	$40,337	$14,593	36%
% of net sales	1.5%	3.1%			2.5%	2.5%

During the three months ended September 30, 2023, we incurred production start-up expense primarily for our first manufacturing facility in India, which commenced operations during the three months ended September 30, 2023, and for our fourth manufacturing facility in the U.S., which is expected to commence operations in the second half of 2024. During the three months ended September 30, 2022, we incurred production start-up expense primarily for our third manufacturing facility in the U.S., which commenced production of modules in early 2023.

During the nine months ended September 30, 2023, we incurred production start-up expense primarily for our first manufacturing facility in India, our third manufacturing facility in the U.S., certain manufacturing upgrades at our Malaysian facilities, and our fourth manufacturing facility in the U.S. During the nine months ended September 30, 2022, we incurred production start-up expense primarily for our third manufacturing facility in the U.S. and certain manufacturing upgrades at our Malaysian facilities.

Litigation loss

The following table shows litigation loss for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Nine Month Change
Litigation loss	$—	$—	$—	—%	$35,590	$—	$35,590	100%
% of net sales	—%	—%			1.6%	—%

In July 2021, Southern filed an arbitration demand with the American Arbitration Association against two of the Company’s subsidiaries alleging breach of the EPC agreements for five projects in the United States for which such subsidiaries served as the EPC contractor. On July 19, 2023, the arbitration panel issued an interim award letter adopting certain of Southern’s proposed individual award claims in the amount of $35.6 million. As a result, we accrued a loss for this matter in our results of operations for the nine months ended September 30, 2023. See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about this matter.

Gain on sales of businesses, net

The following table shows gain on sales of businesses, net for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Nine Month Change
Gain on sales of businesses, net	$211	$5,984	$(5,773)	(96)%	$329	$253,272	$(252,943)	(100)%
% of net sales	—%	1.0%			—%	15.7%

During the three months ended September 30, 2022, we completed the sale of our Australian O&M operations to a subsidiary of Clairvest and our Japanese O&M operations to a subsidiary of PAG. During the nine months ended September 30, 2022, we also completed the sale of our Japan project development business and the sale of our Chilean O&M operations to a subsidiary of Clairvest. During the three and nine months ended September 30, 2023, we recognized certain post-closing adjustments associated with these transactions, which were included in “Gain on sales of businesses, net” in our condensed consolidated statements of operations. See Note 3. “Sales of Businesses” to our condensed consolidated financial statements for further information related to these transactions.

Foreign currency loss, net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Nine Month Change
Foreign currency loss, net	$(987)	$(4,859)	$3,872	(80)%	$(11,586)	$(12,041)	$455	(4)%

Foreign currency loss, net for the three and nine months ended September 30, 2023 decreased compared to the three and nine months ended September 30, 2022 primarily due to the differences between our economic hedge positions and the underlying currency exposures, higher costs associated with hedging activities related to our subsidiaries in India, and the beneficial impact of certain hedging activities in Japan in the prior period.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, restricted cash equivalents, and restricted marketable securities. Interest income also includes interest earned from late customer payments.

The following table shows interest income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Nine Month Change
Interest income	$23,254	$9,749	$13,505	139%	$74,102	$14,954	$59,148	396%

Interest income for the three and nine months ended September 30, 2023 increased compared to the three and nine months ended September 30, 2022 primarily due to higher yields on cash and marketable securities and higher average balances associated with marketable securities.

Interest expense, net

Interest expense, net is primarily comprised of interest incurred on long-term debt. We may capitalize interest expense to our project assets or property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Nine Month Change
Interest expense, net	$(3,734)	$(2,991)	$(743)	25%	$(5,897)	$(9,092)	$3,195	(35)%

Interest expense, net for the three months ended September 30, 2023 increased compared to the three months ended September 30, 2022 primarily due to increased borrowings under our India credit facility, partially offset by the assumption of our Luz del Norte project loans by a subsidiary of Toesca Asset Management in connection with the sale of the project in late 2022. Interest expense, net for the nine months ended September 30, 2023 decreased compared to the nine months ended September 30, 2022 due to the assumption of our Luz del Norte project loans mentioned above, partially offset by increased borrowings under our India credit facility.

Other (expense) income, net

Other (expense) income, net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted marketable securities.

The following table shows other (expense) income, net for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Nine Month Change
Other (expense) income, net	$(1,033)	$4,774	$(5,807)	(122)%	$(1,492)	$2,679	$(4,171)	(156)%

Other expense for the three and nine months ended September 30, 2023 increased compared to the three and nine months ended September 30, 2022 primarily due to an increase in the value of a strategic investment in the prior period.

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

The following table shows income tax (expense) benefit for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Three Month Change		2023	2022	Nine Month Change
Income tax (expense) benefit	$(22,067)	$12,512	$(34,579)	276%	$(33,071)	$(51,788)	$18,717	(36)%
Effective tax rate	7.6%	20.3%			6.4%	341.4%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period.

Income tax expense increased $34.6 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to higher pretax income, partially offset by the beneficial effect of tax law changes associated with the IRA and proposed FTC regulations in the current period.

Income tax expense decreased $18.7 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to the beneficial effect of tax law changes associated with the IRA and proposed FTC regulations, higher prior period losses in certain jurisdictions for which no tax benefit could be recorded, higher excess tax benefits associated with share-based compensation, and a discrete tax expense in the prior period due to the remeasurement of our net deferred tax assets in Vietnam, partially offset by higher pretax income in the current period.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe the judgments and estimates involved in accrued solar module collection and recycling, product warranties, accounting for income taxes, long-lived asset impairments, and government grants (described in further detail below) have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our accounting policies during the nine months ended September 30, 2023.

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

Recent Accounting Pronouncements

None.

Liquidity and Capital Resources

As of September 30, 2023, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, and contracts with customers for the future sale of solar modules will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. In addition, we have availability under our Revolving Credit Facility, under which we have made no borrowings as of September 30, 2023. As necessary, we also believe we will have adequate access to the capital markets, including potential opportunities for near-term bridge financing to address the uncertainty of payment timing associated with IRA credits generated by our U.S. manufacturing operations. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, including near-term construction activities and purchases of manufacturing equipment for our newest manufacturing and R&D facilities in the United States. However, our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to company-specific, industry-wide, or broader market concerns. Any incremental debt financings could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans.

As of September 30, 2023, we had $1.8 billion in cash, cash equivalents, and marketable securities compared to $2.6 billion as of December 31, 2022. The decrease in cash, cash equivalents, and marketable securities was primarily driven by purchases of property, plant and equipment, various operating expenditures, and certain advance payments of raw materials, partially offset by proceeds from borrowings under long-term debt agreements and cash receipts from module sales, including advance payments for future sales. As of September 30, 2023, $1.3 billion of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries and was primarily based in U.S. dollar, Euro, and Indian rupee denominated holdings. Our investment policy seeks to preserve our investment principal and maintain adequate liquidity to meet our cash flow requirements, while at the same time optimizing the return on our investments. Such policy applies to all invested funds, whether managed internally or externally. Pursuant to such policy, we place our investments with a diversified group of high-quality financial institutions and limit the concentration of such investments with any one counterparty. We place significant emphasis on the creditworthiness of financial institutions and assess the credit ratings and financial health of our counterparty financial institutions when making investment decisions.

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

Although we compete in markets that do not require solar-specific government subsidies or support programs, such incentives continue to influence the demand for PV solar energy around the world. For example, the financial incentives provided by the IRA are expected to increase both the demand for, and the domestic manufacturing of, solar modules in the United States. We continue to evaluate the extent of benefits available to us by the IRA, which are expected to favorably impact our liquidity and capital resources in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. Accordingly, we expect the advanced manufacturing production credit will provide us with a significant source of funding throughout its 10-year period. For more information about certain risks associated with the benefits available to us under the IRA, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. See Note 7. "Government Grants" to our condensed consolidated financial statements for further information about government grants.

As a result of various market opportunities and increased demand for our products, we recently commenced production of Series 7 modules at our third manufacturing facility in Ohio and our first manufacturing facility in India and are in the process of expanding our manufacturing capacity by approximately 7.9 GW, including the construction of our fourth manufacturing facility in the United States, which is expected to commence operations in the second half of 2024; our fifth manufacturing facility in the United States, which is expected to commence operations in late 2025; and the expansion of our manufacturing footprint at our existing facilities in Ohio, which is expected to be completed in the first half of 2024. In aggregate, we currently expect our remaining investment in these facilities and upgrades to be approximately $1.9 billion. The capital expenditures necessary to expand our capacity may be financed, in part, by advance payments from customers for module sales in future periods, the advanced manufacturing production credit described above, and/or near-term bridge financing instruments.

In addition to the expansion plans described above, we continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage (or conversion efficiency), and reducing manufacturing yield losses. We have a demonstrated history of innovation, continuous improvement, and manufacturing success driven by our significant investments in various R&D initiatives. We continue to invest significant financial resources in such initiatives, including approximately $0.3 billion of remaining investments for a dedicated R&D facility in the United States to support the implementation of our technology roadmap. We expect such R&D facility to feature a high-tech pilot manufacturing line, allowing for the production of full-sized prototypes of thin film and multi-junction PV modules. Such R&D facility is expected to be completed in the first half of 2024. During 2023, we expect to spend $1.7 billion to $1.9 billion for capital expenditures, including the new facilities mentioned above and upgrades to machinery and equipment that we believe will further increase our module wattage and expand capacity and throughput at our manufacturing facilities. These capital investments, and any other potential investments to implement our technology roadmap, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

We have also committed and expect to continue committing significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing costs. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass and cover glass for our PV solar modules. We have the right to terminate certain of these agreements upon payment of specified termination penalties (which, in aggregate, are up to $641 million as of September 30, 2023 and decline over the remaining supply periods). Additionally, for certain strategic suppliers, we have made, and may in the future be required to make, certain advance payments to secure the raw materials necessary for our module manufacturing.

We have also committed certain financial resources to fulfill our solar module collection and recycling obligations, and have established a trust under which these funds are put into custodial accounts with an established and reputable bank. As of September 30, 2023, such funds were comprised of restricted marketable securities of $183.7 million and restricted cash and cash equivalents balances of $5.8 million. As of September 30, 2023, our module collection and recycling liability was $130.1 million. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we adjust the funded amounts for our estimated collection and recycling obligations based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

As of September 30, 2023, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 12. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Cash Flows

The following table summarizes key cash flow activity for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$41,151	$78,154
Net cash used in investing activities	(299,630)	(622,519)
Net cash provided by financing activities	276,114	209,461
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(855)	39,866
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$16,780	$(295,038)

Operating Activities

The decrease in net cash provided by operating activities was primarily driven by certain advance payments for raw materials, higher operating expenditures, and lower cash receipts from module sales, partially offset by higher expenditures for the construction of certain projects in Japan in the prior period.

Investing Activities

The decrease in net cash used in investing activities was primarily due to higher net sales and maturities of marketable securities in the current period, partially offset by higher purchases of property, plant and equipment in the current period and proceeds from the sale of our Japan project development business in the prior period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023.

In August 2023, we completed our implementation of a new global ERP system, which replaced many of our existing core financial and business systems, and post-implementation activities are expected to continue over several months. Among other things, the new global ERP system is expected to (i) improve the efficiency and effectiveness of certain financial and business transaction processes, (ii) enhance the flow of financial information, and (iii) strengthen data management and analysis. The ERP implementation resulted in changes to various processes and procedures, for which the design of certain associated internal controls has been modified. None of these modifications have materially affected our internal control over financial reporting. As the post-implementation activities continue, we may have additional changes to certain of our processes and procedures, and we will evaluate quarterly whether such changes materially affect our internal control over financial reporting. As of September 30, 2023, no changes have been made in our internal control over financial reporting with respect to this implementation.

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

Item 5. Other Information

From time to time, our directors and officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended September 30, 2023, none of our officers or directors adopted or terminated non-Rule 10b5-1 trading arrangements. However, certain officers of the Company adopted 10b5-1 trading plans for the sale of our securities. The following table provides certain terms of such plans:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold (1)
Patrick Buehler	Chief Product Officer	Adoption	August 29, 2023	May 15, 2024	7,456
Kuntal Verma	Chief Manufacturing Officer	Adoption	July 31, 2023	March 22, 2024	10,131
Caroline Stockdale	Chief People & Communications Officer	Adoption	July 31, 2023	July 26, 2024	12,406
Byron Jeffers	Chief Accounting Officer	Adoption	July 31, 2023	April 30, 2024	2,703
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

FIRST SOLAR, INC.

Date: October 31, 2023	By:	/s/ BYRON JEFFERS
	Name:	Byron Jeffers
	Title:	Chief Accounting Officer