Form 10-K
period 2023-12-31
FIRST SOLAR, INC.
filed 2024-02-27
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $20.2 billion (based on the closing price of the registrant’s common stock on that date). As of February 23, 2024, 106,848,929 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2024, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

FIRST SOLAR, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

Throughout this Annual Report on Form 10-K, we refer to First Solar, Inc. and its consolidated subsidiaries as “First Solar,” “the Company,” “we,” “us,” and “our.” Units of electricity are typically stated in megawatts (“MW”) and gigawatts (“GW”).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: effects resulting from certain module manufacturing changes; our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, module volumes produced, module volumes sold, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties, solar module technology and cost reduction roadmaps, restructuring, product reliability, investments, and capital expenditures; our ability to successfully integrate an acquired business; our ability to continue to reduce the cost per watt of our solar modules; the impact of public policies; the potential impact of legislation intended to encourage renewable energy investments through tax credits; our ability to expand manufacturing capacity worldwide, including our plans to construct new manufacturing facilities in the United States and related increases in manufacturing capacity; the impact of supply chain disruptions, which may affect the procurement of raw materials used in our manufacturing process and the distribution of our modules; research and development programs and our ability to improve the wattage of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” “contingent,” and the negative or plural of these words, and other comparable terminology.

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
•our ability to execute on our long-term strategic plans, including our ability to secure financing and realize the potential benefits of strategic acquisitions and investments;
•our ability to execute on our solar module technology and cost reduction roadmaps;
•our ability to incorporate technology improvements into our manufacturing process, including the implementation of our copper replacement program;
•our ability to avoid manufacturing interruptions, including during the ramp of our Series 7 modules manufacturing facilities;

•our ability to improve the wattage of our solar modules;
•interest rate fluctuations and our customers’ ability to secure financing;
•the loss of any of our large customers, or the ability of our customers and counterparties to perform under their contracts with us;
•the severity and duration of public health threats, including the potential impact on the Company’s business, financial condition, and results of operations;
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
•evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social, and governance matters;
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
•our ability to prevent and/or minimize the impact of cybersecurity incidents or information or security breaches;
•our continued investment in research and development;
•the supply and price of components and raw materials, including Cadmium Telluride;
•our ability to attract, train, retain, and successfully integrate key talent into our team; and
•all other matters discussed in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our subsequently filed Quarterly Reports on Form 10-Q, and our other filings with the Securities and Exchange Commission (the “SEC”).
You should carefully consider the risks and uncertainties described under this section. The following discussion and analysis of our business, financial condition, and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K.

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

In addressing the overall global demand for electricity, PV solar modules provide energy at a lower levelized cost of electricity (“LCOE”), meaning the net present value of a system’s total life cycle costs divided by the quantity of energy that is expected to be produced over the system’s life, when compared to traditional forms of energy generation. With over $1 billion in cumulative R&D investments in the last 10 years alone, we have a demonstrated history of innovation and continuous improvement. We believe our strategies and points of differentiation provide the foundation for our competitive position and enable us to remain one of the preferred providers of PV solar modules.

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

Manufacturing Process and Distributed Manufacturing Presence

Our modules combine our leading-edge CdTe technology with the manufacturing excellence and quality control that comes from being the world’s most experienced producer of thin film PV solar modules. With more than 60 GW of modules sold worldwide, we have a demonstrated history of manufacturing success and innovation. Our global manufacturing footprint includes facilities in the United States, Malaysia, Vietnam, and India. During 2023, we commenced production of our Series 7TM (“Series 7”) modules at our third manufacturing facility in Ohio and our first manufacturing facility in India, which combine our thin film CdTe technology with a larger form factor and an innovative steel back rail mounting structure that reduces module installation time. Additionally, we are in the process of expanding our manufacturing capacity by approximately 8 GW, including the construction of our fourth U.S. manufacturing facility in Alabama, which is expected to commence operations in the second half of 2024; our fifth U.S. manufacturing facility in Louisiana, which is expected to commence operations in late 2025; and the expansion of our manufacturing footprint at our existing facilities in Ohio, which is expected to be completed in the first half of 2024.

Our modules are manufactured in a high-throughput, automated environment that integrates all manufacturing steps into a continuous flow process. This process eliminates the multiple supply chain operators and resource-intensive batch processing steps that are used to produce crystalline silicon modules, which typically occur over several days and across multiple factories. At the outset of our module production, a sheet of glass enters the production line and in a matter of hours is transformed into a completed module ready for shipment.

This proprietary production process includes the following three stages: (i) the deposition stage, (ii) the cell definition and treatment stage, and (iii) the assembly and test stage. In the deposition stage, panels of transparent oxide-coated glass are robotically loaded onto the production line where they are cleaned, laser-mark identified with a serial number, heated, and coated with thin layers of CdTe and other semiconductor materials using our vapor transport deposition technology, after which the semiconductor-coated plates are cooled rapidly to increase glass strength. In the cell definition and treatment stage, we use high-speed lasers to transform the large continuous semiconductor coating on the glass plate into a series of interconnected cells that deliver the desired current and voltage output. In this stage, we also treat the semiconductor film using certain chemistries and processes to improve the device’s performance and apply a back contact. In the assembly and test stage, we apply busbars, inter-layer material, and a rear glass cover sheet that is laminated to encapsulate the device. We then apply anti-reflective coating material to the substrate glass to further improve the module’s performance by increasing its ability to absorb sunlight. Finally, junction boxes, termination wires, and a frame are applied to complete the module assembly.

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

Research and Development

Our R&D model differentiates us from much of our competition due to its vertical integration, from advanced research to product development, manufacturing, and applications. We continue to devote substantial resources to our R&D efforts, which generally focus on continually improving the wattage and energy yield of our solar modules. We also have R&D programs to improve module durability and manufacturing efficiencies, including throughput, volume ramp, and material cost reduction. We continue to invest significant financial resources in such initiatives, including the construction of a dedicated perovskite development line and the construction of a dedicated

R&D facility in the United States to support the implementation of our technology roadmap. We expect this R&D facility to be completed in 2024 and to feature a high-tech pilot manufacturing line, enabling production of full-sized prototypes of thin film and tandem PV modules. Based on publicly available information, we are one of the leaders in R&D investment among PV solar module manufacturers.

In the course of our R&D activities, we explore various technologies in our efforts to sustain competitive differentiation in our modules. We primarily conduct our R&D activities and qualify process and product improvements for full production at our Perrysburg, Ohio plant and systematically deploy them to our other facilities. We believe our systematic approach to technology change management enables continuous improvements and ensures uniform adoption across our production lines. In addition, our production lines are replicas or near replicas of each other and, as a result, a process or production improvement on one line can be rapidly and reliably replicated across other production lines.

We regularly produce research cells in our laboratories, some of which are tested for performance and certified by independent labs, such as the National Renewable Energy Laboratory. Cell efficiency measures the proportion of light converted to electricity in a single solar cell under standard test conditions. Our research cells are produced using laboratory equipment and methods and are not intended to be representative of our manufacturing capability. Our module conversion efficiency has improved on average more than half a percent every year for the last 10 years. We currently hold two world records for CdTe PV cell efficiency, achieving an independently certified research cell efficiency of 22.6% and a module aperture area efficiency of 19.9%. We continue to evaluate opportunities to develop and leverage other solar cell technologies in multi-junction applications consisting of CdTe, silicon, or other materials. For example, during 2023 we acquired Evolar AB (“Evolar”), a European developer of perovskite technology. This acquisition is expected to accelerate the development of high efficiency multi-junction devices by integrating Evolar’s know-how with First Solar’s existing R&D capabilities, intellectual property portfolio, and expertise in developing and commercially scaling thin film PV products. We believe such multi-junction applications have the potential to significantly increase the efficiency of PV modules beyond the limits of traditional single-junction devices.

Sustainability

We are committed to enhancing the social and economic benefits of our products and reducing our carbon footprint, even as we continue to increase our manufacturing capacity and module throughput. Our thin film modules are manufactured through an integrated process that uses less energy, water, and semiconductor material than conventional crystalline silicon modules. Accordingly, our modules provide an ecologically leading solution to address climate change, energy security, and water scarcity. Our thin film module technology has the fastest energy payback time, smallest carbon footprint, and lowest water use of any competing PV solar technology, measured on a lifecycle basis that accounts for the energy, raw materials, water usage, and transportation across the supply chain, manufacturing process, and end-of-life module recycling.

Our Series 7 module is our most eco-efficient product to date, with a carbon and water footprint that is approximately four times lower than conventional crystalline silicon modules manufactured in China and an energy payback time that is approximately five times faster. In just two months under high irradiation conditions, our Series 7 modules produce more energy than was required to create them. This corresponds to a 180-fold energy return on investment over a 30-year project lifetime, providing an abundant net energy gain to the electricity grid. Our Series 7 modules are also made of approximately 16% recycled content.

First Solar modules are designed for high-value recycling to maximize material recovery. Our recycling process recovers more than 90% of module materials for reuse, providing high quality secondary resources for new solar modules and other glass, rubber, and aluminum products. First Solar has a unique and long-standing leadership position in PV recycling, having established the industry’s first global recycling program in 2005 and recycled over 300,000 metric tons of PV modules to date.

Our Series 6TM (“Series 6”) and Series 6 PlusTM (“Series 6 Plus”) modules are the world’s first and only PV products to be included in the Electronic Product Environmental Assessment Tool (“EPEAT”) Registry’s Photovoltaic Modules and Inverters product category, and we expect to register our Series 7 modules in the EPEAT Registry in the near term. The EPEAT Registry enables the identification of credible sustainable electronic products from a broad range of manufacturers based on several factors, including the management of substances in the product, manufacturing energy, water use, product packaging, end-of-life recycling, corporate responsibility, and human rights. We are also currently working towards meeting the new ultra low-carbon solar criteria published by the Global Electronics Council in 2023.

In 2023, we became the first of the world’s largest solar manufacturers to have our science-based and net zero targets validated by the Science Based Targets Initiative. We have set science-based targets to reduce our absolute direct (scope 1) and indirect (scope 2) greenhouse gas (“GHG”) emissions by 34% by 2028 and achieve net-zero GHG emissions by 2050, each relative to 2020. We have also committed to the RE100 campaign, a collaborative, global initiative of influential businesses committed to 100% renewable electricity, in which we plan to utilize renewable sources to power our manufacturing operations by 2028. As a result of these commitments and our engagement with key suppliers to minimize the carbon footprint of our module components, we expect to reduce our module carbon footprint by more than 65% by 2028, further enabling our customers to achieve their sustainability objectives.

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

Recently enacted government support programs, such as the Inflation Reduction Act of 2022 (the “IRA”), have contributed and are expected to continue to contribute to this momentum by providing solar module manufacturers, project developers, and project owners with tax incentives to accelerate the ongoing transition to clean energy. Among other things, the IRA (i) reinstates the 30% investment tax credit for qualifying solar projects that meet certain wage and apprenticeship requirements, (ii) extends the production tax credit (“PTC”) to include energy generated from solar projects, (iii) provides incremental investment and production tax credits for solar projects that meet certain domestic content and location requirements, and (iv) offers tax credits for solar modules and solar module components manufactured in the United States and sold to third parties. In light of such regulatory developments, we have recently commenced or completed certain manufacturing expansion activities in the United States and India and continue to evaluate opportunities for future expansion worldwide, as described below under “Global Markets.” For more information about certain risks associated with the IRA, see Item 1A. “Risk Factors – We expect certain financial benefits as a result of tax incentives provided by the Inflation Reduction Act of 2022. If these expected financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.”

Although module average selling prices in many global markets have generally declined for several years, near-term module pricing in the United States, our primary market, remains strong primarily due to the rising demand for domestically manufactured modules as a result of the IRA. In light of such market realities, we continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process and distributed manufacturing presence, our R&D capabilities, the sustainability advantage of our modules, and our financial stability.

Global Markets

Energy markets are, by their nature, localized, with different factors impacting electricity generation and demand in a particular region or for a particular application. Accordingly, our business is evolving worldwide and is shaped by the varying ways in which our modules can provide compelling and economically viable solutions to energy needs in various markets. We are currently focusing on markets, including those listed below, in which our CdTe solar modules provide certain advantages over conventional crystalline silicon solar modules, including high insolation climates in which our modules provide a superior temperature coefficient, humid environments in which our modules provide a superior spectral response, markets that favor the superior sustainability profile of our PV solar technology, markets that value responsible sourcing through transparent supply chain reporting and ethical business practices, and markets that promote renewable energy investments through supportive policy environments. To the extent our production capacity expands in future periods, we have the potential to extend our focus to additional geographic markets.

United States. Multiple markets within the United States, which accounted for 96% of our 2023 net sales, exemplify favorable characteristics for a solar market, including (i) sizeable electricity demand, particularly around growing population centers and industrial areas; (ii) strong demand for renewable energy generation; (iii) abundant solar resources; and (iv) demand for domestically manufactured modules. In those areas and applications in which these factors are more pronounced, our PV solar modules compete favorably on an economic basis with traditional forms of energy generation. The market penetration of PV solar is also impacted by certain federal and state support programs described below under “Support Programs.” The United States currently has an installed solar generation capacity of approximately 160 GW, which is expected to double by 2027 due, in part, to the economic incentives provided by the IRA. In addition, the government has established a net-zero carbon emissions target by 2050. As a result of such market opportunities and renewable targets, we are in the process of expanding our U.S. manufacturing capacity by approximately 8 GW, including the construction of our fourth manufacturing facility in the United States, which is expected to commence operations in the second half of 2024; our fifth manufacturing facility in the United States, which is expected to commence operations in late 2025; and the expansion of our manufacturing footprint at our existing facilities in Ohio, which is expected to be completed in the first half of 2024.

India. India continues to represent one of the largest and fastest growing markets for PV solar energy with an installed solar generation capacity of approximately 72 GW. In addition, the government has established aggressive renewable energy targets, which include increasing the country’s overall renewable energy capacity to 500 GW by 2030, becoming energy independent by 2047, and establishing a net-zero carbon emissions target by 2070. Based on these targets, it is projected that the installed solar energy generation capacity will be 350 GW by 2030. The government has also announced a series of policy and regulatory measures to incentivize domestic manufacturing of PV solar modules, as described below under “Support Programs.” These targets, policies, and regulatory measures are expected to help create significant and sustained demand for PV solar energy. In addition to these factors, our CdTe solar technology is well suited for the India market given its hot and humid climate conditions. As a result of such market opportunities and renewable targets, we recently commenced production of Series 7 modules at our first manufacturing facility in India, bringing our total installed nameplate production capacity in the country to 3.2 GW.

Europe. Most markets across Europe reflect strong demand for PV solar energy due to its ability to compete economically with more traditional forms of energy generation and, more recently, as a means to establish greater energy independence. During 2023, European Union (“EU”) member states added a combined 56 GW of solar capacity, representing the largest annual solar deployment in the region. Such expansion, which was primarily driven by solar capacity additions in Germany, Spain, Italy, Poland, the Netherlands, and France, brings the region’s installed generation capacity to approximately 263 GW. We continue to pursue module sales activities in many of the countries mentioned above.

Support Programs

Although we compete in markets that do not require solar-specific government subsidies or support programs, our net sales and profits remain subject to variability based on the scope of tax and production incentives, renewable portfolio standards, tendering systems, and other support programs intended to stimulate economies, achieve decarbonization initiatives, and/or establish greater energy independence. Such programs continue to influence the demand for PV solar energy around the world.

United States. In the United States, support programs exist at both the federal and state levels and can take the form of investment and production tax credits, sales and property tax exemptions and abatements, and/or renewable energy targets. Such incentives include the following:

•Advanced Manufacturing Production Credit. In August 2022, the U.S. President signed the IRA into law, which is intended to accelerate the country’s ongoing transition to clean energy. The provisions of the IRA are generally effective for tax years beginning after 2022. As discussed above, the IRA offers various tax credits, including the advanced manufacturing production credit, pursuant to Section 45X of the Internal Revenue Code (the “IRC”), for solar modules and certain solar module components manufactured in the United States and sold to third parties. Such credit, which may be refundable by the Internal Revenue Service (“IRS”) or transferable to a third party, is available through 2032, subject to phase down beginning in 2030. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell, and (iii) 7 cents multiplied by the capacity of a PV module. Such credit is expected to increase domestic manufacturing of solar modules and solar module components in the near term. For more information about certain risks associated with the benefits available to us under the IRA, see Item 1A. “Risk Factors – We expect certain financial benefits as a result of tax incentives provided by the Inflation Reduction Act of 2022. If these expected financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.” For more information about pending and ongoing developments related to the IRA, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties.”

•Investment and Production Tax Credits. At the federal level, investment and production tax credits for business and residential solar systems have gone through several cycles of enactment and expiration over several decades. The current federal energy investment tax credit (“ITC”) for solar energy property requires projects to meet certain wage and apprenticeship requirements and to have commenced construction by a certain date, which may be achieved by certain qualifying procurement activities. In 2020, the U.S. Congress extended the 26% ITC through 2022 as part of its COVID-19 relief efforts. In 2022, the U.S. Congress reinstated the 30% ITC as part of the IRA discussed above. Similarly, the IRA extended the renewable electricity PTC, which provides a tax credit for electricity generated by solar and other qualifying technologies for the first 10 years of a system’s operations. Both the ITC and PTC are available until a four-year phase down is triggered, which occurs at the later of 2032 or the year in which power-sector emissions are 25% of 2022 levels. The ITC and PTC have been an important economic driver of solar installations and qualifying procurement activities in the United States. The positive impact of the ITC and PTC depends on the availability of tax equity for project financing or the ability to transfer such credits to other taxpayers.

•R&D grants. In July 2022, the U.S. Department of Energy Solar Energy Technologies Office (“SETO”) announced the 2022 Solar Manufacturing Incubator Funding Opportunity, which provided up to $24 million for qualifying solar R&D projects, including those related to CdTe. In April 2023, SETO announced the award recipients for this funding opportunity, which included one of First Solar’s R&D projects. In September 2023, SETO announced the Advancing U.S. Thin-Film Solar Photovoltaics Funding Opportunity, which provides up to $36 million for qualifying solar R&D projects relating to CdTe development and the manufacturing of perovskite tandem PV products. Award recipients for this funding opportunity are expected to be announced in the first half of 2024. These grants are intended to accelerate and expand domestic solar R&D to strengthen U.S. solar manufacturing and contribute to renewable energy targets.

•Renewable portfolio standards. Many states have enacted legislation adopting Renewable Portfolio Standard (“RPS”) mechanisms. Under an RPS, regulated utilities and other load serving entities are required to procure a specified percentage of their total retail electricity sales to end-user customers from eligible renewable resources, such as solar energy generation facilities, by a specified date. For example, California’s RPS program, which is one of the most significant in the United States in terms of the volume of renewable electricity required to meet its RPS mandate, currently requires utilities and other obligated load serving entities to procure 60% of their total retail electricity demand from eligible renewable resources by 2030 and 100% of such electricity demand from renewable resources and carbon-free resources by 2045. Some programs may further require that a specified portion of the total percentage of renewable energy must come from solar generation facilities or other technologies. RPS mechanisms and other legislation vary significantly from state to state, particularly with respect to the percentage of renewable energy required to achieve the state’s RPS, the definition of eligible renewable energy resources, and the extent to which renewable energy credits qualify for RPS compliance.

India. In India, incentives at both the federal and state levels have contributed to growth in domestic PV solar module manufacturing and solar energy installations. Such incentives include the following:

•Production Linked Incentive. In March 2023, the government of India allocated financial incentives under the Production Linked Incentive (“PLI”) scheme to certain PV module manufacturers, including First Solar. The PLI scheme is expected to provide aggregate funding of INR 185 billion ($2.3 billion), which is intended to promote the manufacturing of high efficiency solar modules in India and to reduce India’s dependency on foreign imports of solar modules. For more information about pending and ongoing developments related to the PLI, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties.”

•Green hydrogen targets. In January 2023, the Indian government announced its National Green Hydrogen Mission (“NGHM”), which is intended to make India a hub for the production and export of green hydrogen and to contribute to the broader energy transition from fossil fuels to renewable energy sources. The NGHM provides for an initial outlay of approximately $225 million for pilot projects and R&D, which, among other program investments, is expected to result in 5 million metric tons of annual green hydrogen production capacity and 125 GW of incremental renewable energy capacity, among other initiatives, by 2030. The Ministry of New and Renewable Energy (“MNRE”) will be responsible for overall coordination and implementation of the NGHM, including formulating programs for financial incentives, and other central and state government agencies will be responsible for implementing various policies, regulations, and compliance standards.

Europe. In Europe, renewable energy targets, in conjunction with tenders for utility-scale PV solar and other support measures, have contributed to growth in PV solar markets. Renewable energy targets prescribe how much energy consumption must come from renewable sources, while incentive policies and competitive tender policies are intended to support new supply development by providing certainty to investors. Such targets and policies include the following:

•REPowerEU plan. In May 2022, the European Commission set forth its REPowerEU plan, which aims to reduce dependence on Russian fossil fuels by 2027. The REPowerEU plan supports the EU’s rapid deployment of renewable energy sources, including solar energy, as a means to establish greater energy independence. Such plan sets forth targets for all EU member states, which includes an EU energy mix with a 45% share of energy from renewable sources by 2030. Solar targets for the same period include 300 GW installed by 2025 and 600 GW by 2030. The REPowerEU plan also aims to facilitate solar deployment through easier access to land and a framework to expedite permitting at national and local levels.

•Net-Zero Industry Act. In February 2024, the European Commission, the European Council, and the European Parliament set forth the Net-Zero Industry Act (“NZIA”), which is designed to bring 40% of Europe’s demand for clean technologies back to local supply chains. Among other things, the NZIA provides for accelerated permitting, funding, and certain market access rules for public procurement and renewable auctions, such as the introduction of mandatory environmental criteria or, under certain conditions, local content requirements for public procurement or renewable auctions. The NZIA is currently pending adoption.

•Renewable energy tenders. Certain markets in Europe, such as France, have adopted regulations for public tenders of renewable energy to prioritize PV solar power systems that utilize solar modules produced in low-carbon manufacturing processes. Such regulations require developers to provide information about the carbon footprint of PV solar modules used in their utility-scale projects and precludes the use of module technology that does not meet certain minimum carbon footprint thresholds. If the NZIA is adopted, additional EU member states may introduce sustainability and resilience criteria as requirements for public tenders of PV solar power systems. For example, in January 2024, Spain adopted a law that its public tenders of PV solar power systems must include sustainability and resilience criteria weighting at least 30% of the pricing.

Various proposed and contemplated environmental and tax policies may create regulatory uncertainty in the renewable energy sector, including the solar energy sector, and may lead to a reduction or removal of various clean energy programs and initiatives designed to curtail climate change. For more information about the risks associated with these potential government actions, see Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

Modules Business

Our primary segment is our modules business, which involves the design, manufacture, and sale of CdTe solar modules, which convert sunlight into electricity. Since the inception of First Solar, our modules have used our advanced thin film semiconductor technology. Our Series 6 Plus module is a glass laminate approximately 4ft x 6ft in size that encapsulates thin film PV semiconductor materials. Our Series 7 module, which we began producing in early 2023 at our newest manufacturing facility in the U.S. and began producing in India in the second half of 2023, has a larger form factor of approximately 4ft x 7ft in size. At the end of 2023, our Series 6 Plus and Series 7 modules had an average power output of 467 watts and 533 watts, respectively.

Raw Materials

Our module manufacturing process uses approximately 30 types of raw materials and components to construct a solar module, including CdTe, front glass coated with transparent conductive oxide, other semiconductor materials, organics such as adhesives, heat-strengthened back glass, frames, packaging components such as interlayer, cord plate/cord plate cap, lead wire, and solar connectors. Before we use these materials and components in our manufacturing process, a supplier must undergo rigorous qualification procedures, and we continually evaluate new suppliers as part of our cost reduction roadmap and expansion activities. When possible, we attempt to use suppliers that can provide a raw material supply source that is near our manufacturing locations, reducing the cost and lead times for such materials. For more information about the risks associated with our supply chain, see Item 1A. “Risk Factors – Several of our key raw materials and components are either single-sourced or sourced from a limited number of suppliers, and their failure to perform could cause manufacturing delays and impair our ability to deliver solar modules to customers in the required quality and quantities and at a price that is profitable to us.”

Customers

Our customers include system developers, independent power producers, utilities, commercial and industrial companies, and other system owners and operators. During 2023, our third-party module sales represented approximately 99% of our total net sales, and we sold the majority of our solar modules to customers in the United States. During 2023, Lightsource BP was the only customer that accounted for more than 10% of our modules business net sales. For more information about risks related to our customers, see Item 1A. “Risk Factors – The loss of any of our large customers, or the inability of our customers and counterparties to perform under their contracts with us, could significantly reduce our net sales and negatively impact our results of operations.

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

Additionally, the increase of utility-owned generation has expanded the number of potential buyers of our modules as such utility customers benefit from a potentially low cost of capital available through rate-based utility investments. Given their long-term ownership profile, utility-owned generation customers typically seek to partner with stable companies that can provide low-cost alternatives to, or replacements for, aging fossil fuel-based generation resources, including reliable PV solar technology, thereby mitigating their long-term ownership risks.

Competition

The solar energy and renewable energy sectors are highly competitive and continually evolving as participants in these sectors strive to distinguish themselves within their markets and compete within the larger electric power industry. Among PV solar module manufacturers, the principal method of competition is sales price per watt, which may be influenced by several module value attributes, including wattage (through a larger form factor or an improved conversion efficiency), energy yield, degradation, sustainability, and reliability. Sales price per watt may also be influenced by warranty terms, customer payment terms, and/or module content attributes. We face intense competition for sales of solar modules, which may result in reduced selling prices and loss of market share. Our primary source of competition is crystalline silicon module manufacturers, the majority of which are linked to China. Allegations of forced labor in the Chinese solar supply chain have emerged in recent years, which means we also compete on our approach to responsible sourcing and supply chain due diligence. Our differentiated technology, integrated manufacturing process, and tightly controlled supply chain help limit the risks associated with outsourcing and the multiple supply tiers of conventional crystalline silicon module manufacturing.

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

Limited Solar Module Warranties

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

Solar Module Collection and Recycling

We are committed to mitigating the environmental impact of our products over their entire life cycle. As part of such efforts, we offer recycling services to help module owners meet their end-of-life (“EOL”) obligations. In 2005, we voluntarily established the industry’s first global and comprehensive module collection and recycling program, and in 2013 we implemented a “pay-as-you-go” recycling service. We continue to invest in module recycling technology improvements to increase recycling efficiency and reduce recycling prices for our customers. Our module recycling process is designed to maximize the recovery of materials, including the glass and encapsulated semiconductor material, for use in new modules or other products and enhances the sustainability profile of our modules. Approximately 90% of each collected First Solar module can be recycled into materials for reuse. We currently operate recycling facilities at our manufacturing sites in the United States, Malaysia, and Vietnam and at our former manufacturing facility in Germany. We expect to begin recycling activities at our India manufacturing facility in the first half of 2024.

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

Regulatory, Environmental, Health, and Safety Matters

We are subject to various federal, state, local, and international laws and regulations, and are often subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, and other matters. The impact of these laws and requirements may increase our overall costs and may delay, prevent, or increase the cost of manufacturing PV modules. As we operate in the U.S. and internationally, we are also subject to the application of U.S. trade laws and trade laws of other countries. Such trade laws and policies, or any other U.S. or global trade remedies or other trade barriers that apply to us given our global operations, may directly or indirectly affect our business, financial condition, and results of operations. See Item 1A. “Risk Factors – Existing regulations and policies, changes thereto, and new regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of PV solar products, which may significantly reduce demand for our modules.”

We are also subject to the application of various anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities, and others (e.g., the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the U.K. Bribery Act) that extend their application to activities outside their country of origin. We may compete for contracts in and/or source materials from countries that require substantial government contact and where norms can differ from U.S. standards, and not all competitors are subject to compliance with the same anti-bribery laws. See Item 1A. Risk Factors – “We could be adversely affected by any violations of the FCPA, the U.K. Bribery Act, and other foreign anti-bribery laws.”

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

From time to time, we may also be subject to government policies or laws intended to protect human rights. For example, in late 2021 the U.S. President signed the Uyghur Forced Labor Prevention Act, which bans the import of goods from China’s Xinjiang region into the United States due to concerns about forced labor practices in the region, which provides more than a third of the world’s polysilicon supply. While we do not use polysilicon in our solar modules, which mitigates the potential supply chain disruptions and human rights risks associated with such import ban, the implementation of similar restrictions or trade embargoes on the purchase of certain materials or equipment necessary to sustain our manufacturing operations may require expenditures and process changes to ensure our supply chain remains free of such materials, which could have a material adverse effect on our business, financial condition, or results of operations. We are committed to protecting human rights, enforcing fair labor practices, and addressing the potential risks of forced labor across our own operations and the operations of our suppliers.

Human Capital

As of December 31, 2023, we had approximately 6,700 associates (our term for full and part-time employees), the majority of which work in the United States, Malaysia, Vietnam, and India.

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

We are committed to developing and providing career growth opportunities for our associates. We believe a strong values-based and inclusive culture is essential to the success of our company. We gather and respond to associate feedback in a variety of ways, including through anonymous, periodic associate engagement and inclusion surveys, pulse surveys, town halls, and one-on-one interactions. Additionally, we have integrated career advancement, mentorship, and leadership programs to ensure the professional growth and development of our diverse talent worldwide.

Other than our associates in Vietnam and Sweden, none of our associates are currently represented by labor unions or covered by a collective bargaining agreement. Our associates in Vietnam are represented by the Vietnam General Confederation of Labor. Our associates in Sweden are represented by the Engineers of Sweden. As we continue to expand domestically and internationally, we may encounter regional laws that mandate union representation or associates who desire union representation or a collective bargaining agreement. We recognize that in the locations where we operate, employees have the right to freely associate or not associate with third-party labor organizations, along with the right to bargain or not to bargain collectively in accordance with local laws.

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

Information about Our Executive Officers

Our executive officers and their ages and positions as of February 27, 2024 were as follows:

Name	Age	Position
Mark R. Widmar	58	Chief Executive Officer
Alexander R. Bradley	42	Chief Financial Officer
Georges Antoun	61	Chief Commercial Officer
Michael Koralewski	52	Chief Supply Chain Officer
Kuntal Kumar Verma	51	Chief Manufacturing Officer
Patrick Buehler	46	Chief Product Officer
Markus Gloeckler	50	Chief Technology Officer
Caroline Stockdale	60	Chief People and Communications Officer
Jason Dymbort	46	General Counsel and Secretary

Mark R. Widmar was appointed Chief Executive Officer in July 2016. He joined First Solar in April 2011 as Chief Financial Officer and also served as First Solar’s Chief Accounting Officer from February 2012 through June 2015. From March 2015 to June 2016, Mr. Widmar served as the Chief Financial Officer and through June 2018, served as a director on the board of the general partner of 8point3 Energy Partners LP (“8point3”), the joint yieldco formed by First Solar and SunPower Corporation in 2015 to own and operate a portfolio of selected solar generation assets. Prior to joining First Solar, Mr. Widmar served as Chief Financial Officer of GrafTech International Ltd., a leading global manufacturer of advanced carbon and graphite materials, from May 2006 through March 2011. Prior to joining GrafTech, Mr. Widmar served as Corporate Controller of NCR Inc. from 2005 to 2006, and was a

Business Unit Chief Financial Officer for NCR from November 2002 to his appointment as Controller. He also served as a Division Controller at Dell, Inc. from August 2000 to November 2002. Mr. Widmar also held various financial and managerial positions with Lucent Technologies Inc., Allied Signal, Inc., and Bristol Myers/Squibb, Inc. He began his career in 1987 as an accountant with Ernst & Young. In February 2024, Mr. Widmar was appointed to the board of directors of the American Clean Power Association. He holds a Bachelor of Science in business accounting and a Master of Business Administration from Indiana University.

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

Georges Antoun was appointed Chief Commercial Officer in July 2016. He joined First Solar in July 2012 as Chief Operating Officer before being appointed as President, U.S. in July 2015. Mr. Antoun has over 30 years of operational and technical experience, including leadership positions at several global technology companies. Prior to joining First Solar, Mr. Antoun served as Venture Partner at Technology Crossover Ventures (“TCV”), a private equity and venture firm that he joined in July 2011. Before joining TCV, Mr. Antoun was the Head of Product Area IP & Broadband Networks for Ericsson, based in San Jose, California. Mr. Antoun joined Ericsson in 2007, when Ericsson acquired Redback Networks, a telecommunications equipment company, where Mr. Antoun served as the Senior Vice President of World Wide Sales & Operations. After the acquisition, Mr. Antoun was promoted to Chief Executive Officer of the Redback Networks subsidiary. Prior to Redback Networks, Mr. Antoun spent five years at Cisco Systems, where he served as Vice President of Worldwide Systems Engineering and Field Marketing, Vice President of Worldwide Optical Operations, and Vice President of Carrier Sales. Prior to Cisco Systems, he was the Director of Systems Engineering at Newbridge Networks, a data and voice networking company. Mr. Antoun started his career at Nynex (now Verizon Communications), where he was part of its Science and Technology Division. Mr. Antoun serves as a member of the board of directors of Marathon Digital Holdings. He is also the Chairman of the University of Louisiana’s College of Engineering Dean’s Advisory Council board. He earned a Bachelor of Science degree in engineering from the University of Louisiana at Lafayette and a Master of Science in information systems engineering from NYU Poly.

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

Jason Dymbort joined First Solar in March 2008 and was appointed General Counsel and Secretary in July 2020. He oversees First Solar’s legal department worldwide, including its transactional, trade, intellectual property, compliance, and corporate governance functions. In addition to his duties as General Counsel and Secretary, Mr. Dymbort directs the Company’s advocacy strategies, defining its responses to challenges and opportunities in areas such as trade and industrial policy. With over 15 years at First Solar, Mr. Dymbort’s experience covers every aspect of the solar value chain, from developing and constructing solar projects to marketing and selling utility-scale solar assets to manufacturing and supply chains. Between 2015 and 2018, Mr. Dymbort served as General Counsel and Secretary for the general partner of 8point3 Energy Partners, then a publicly-traded yieldco and affiliate of First Solar. Before joining First Solar, Mr. Dymbort was a corporate attorney at Cravath, Swaine & Moore LLP. He holds a Juris Doctor degree from the University of Pennsylvania Law School, where he was a member of the Penn Law Review, and a bachelor’s degree from Brandeis University.

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

•The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or other public policies could negatively impact demand and/or price levels for our solar modules. The imposition of tariffs on our products or their related raw materials and components could materially increase our costs to perform under our contracts with customers, which could adversely affect our results of operations.

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

In the aggregate, we believe manufacturers of solar cells and modules have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. For example, we estimate that in 2023 approximately 305 GW of capacity was added by solar module manufacturers, primarily in China. We believe the solar industry may from time to time experience periods of structural imbalance between supply and demand, and that excess capacity will continue to put pressure on pricing. Although module average selling prices in many global markets have generally declined for several years, near-term module pricing in the United States, our primary market, remains strong primarily due to the rising demand for domestically manufactured modules as a result of the IRA. There may be additional pressure on global demand and average selling prices in the future resulting from fluctuating demand in certain major solar markets, such as China. If our competitors reduce module pricing to levels near or below their manufacturing costs, or are able to operate at minimal or negative operating margins for sustained periods of time, or if global demand for PV modules decreases relative to installed production capacity, our business, financial condition, and results of operations could be adversely affected.

The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.

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

Application of trade laws may also impact, either directly or indirectly, our operating results. In some instances, the application of trade laws is currently beneficial to the Company, and changes in their application could have an adverse impact. Recent developments include the following:

•United States — Tariffs on certain imported crystalline silicon PV cells and modules. The United States currently imposes different types of tariffs and/or other trade remedies on certain imported crystalline silicon PV cells and modules from various countries. In February 2022, the U.S. President proclaimed a four-year extension of a global safeguard measure imposed pursuant to Section 201 of the Trade Act of 1974 that provides for tariffs on imported crystalline silicon solar modules and a tariff-rate quota on imported crystalline silicon solar cells. Thin film solar cell products, such as our CdTe technology, are specifically excluded from the tariffs. Moreover, the extension measure does not apply tariffs to imports of bifacial modules. The extension measure’s tariff rate was originally set at 14.75%, with annual reductions of 0.25 percentage points over the remainder of its four-year term. The current rate is 14.25%. The extension measure also provides an annual tariff-rate quota, whereby tariffs apply to imported crystalline silicon solar cells above the first 5.0 GW of imports.

•United States — Antidumping and countervailing duties on certain imported crystalline silicon PV cells and modules. The United States currently imposes antidumping and countervailing duties (“AD/CVD”) on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such AD/CVD can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce (“USDOC”), and a decline in duty rates or USDOC failure to fully enforce U.S. AD/CVD laws could have an adverse impact on our operating results. In August 2023, the USDOC issued final affirmative circumvention rulings, finding that solar panels completed in Cambodia, Malaysia, Thailand, and Vietnam using parts and components produced in China circumvent the pre-existing AD/CVD orders on China. Such duties are set to apply to circumventing imports on or after June 7, 2024, as well as any circumventing imports prior to that date in violation of certain requirements, including that they be imported, used, and installed by certain dates in 2024. Our operating results could be adversely impacted if the USDOC and other U.S. government agencies do not enforce the affirmative circumvention rulings as expected or if pending litigation challenges result in a modification of the rulings. Conversely, effective enforcement could positively impact our operating results.

•United States — Antidumping and countervailing duties on certain imported aluminum extrusions. In October 2023, a coalition of U.S. aluminum extruders and a labor union filed AD/CVD petitions with the USDOC related to aluminum extrusions from 15 countries. The USDOC has initiated investigations based on the petitions. First Solar imports certain items that appear to be within the scope of the investigations. Our operating results could be adversely impacted if the USDOC imposes duties on such imports.

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

•India — Domestic and foreign imports. The Approved List of Module Manufacturers (“ALMM”), which is set by the MNRE, was introduced in 2021 as a non-tariff barrier to incentivize domestic manufacturing of PV modules. Only PV modules and module manufacturers listed on the ALMM can be used for certain solar projects in India, including government projects or government-assisted projects. In March 2023, the government of India temporarily suspended the ALMM, thereby exempting solar project developers from procuring modules from companies included in the ALMM. Our operating results could be adversely impacted if such suspension is extended in future periods or if the ALMM restriction is significantly relaxed to allow modules to be imported from countries that are part of the Association of Southeast Asian Nations. In May 2023, the ALMM was amended to include a new minimum module efficiency threshold of 19% for most applications and 20% for utility-scale applications. Our ability to sell modules in the Indian market depends on the inclusion of our modules on the ALMM, and we currently expect that we will be included in the ALMM. However, our modules may be initially precluded from utility-scale applications in India until we achieve the minimum module efficiency mentioned above.

•India — Import duty tariffs. In April 2022, the Indian government began imposing import duty tariffs of 40% on solar modules and 25% on solar cells. In connection with such tariffs, the Indian government has also implemented a regulation mandating that any solar project with federal utility, state utility, or commercial and industrial off-takers that interconnects through government owned transmission lines only use solar modules from manufacturers included in the ALMM, and a requirement that all federal procurement of solar modules be only from cells and modules produced domestically.

•European Union — Foreign subsidies. In January 2023, the EU adopted the Foreign Subsidies Regulation (“FSR”), which was established to provide the European Commission with authority to investigate financial contributions granted by foreign governments to businesses operating within the EU. In July 2023, the FSR became effective, and the European Commission issued application guidance. It is not currently clear whether, and to what extent, the FSR could impact our business, financial condition, or results of operations.

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

Many of our customers depend on debt and/or equity financing to fund the initial capital expenditure required to develop, build, and/or purchase a PV solar power system. As a result, an increase in interest rates, or a reduction in the supply of project debt financing or tax equity investments, could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers to secure the financing necessary to develop, build, purchase, or install a PV solar power system on favorable terms, or at all, and thus lower demand for our solar modules, which could limit our growth or reduce our net sales. For additional information, see the Risk Factor entitled, “The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.” In addition, we believe that a significant percentage of our customers install systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in a system, increase equity return requirements, or make alternative investments more attractive relative to PV solar power systems and, in each case, could cause these customers to seek alternative investments.

We may be unable to execute on our long-term strategic plans, which could have a material adverse effect on our business, financial condition, or results of operations.

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

•difficulty in competing successfully with other technologies, such as crystalline silicon, hybrid perovskites, tandem solar cells, or other thin films;

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

•difficulty in realizing the potential benefits of strategic acquisitions and investments;

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

Refer also to the Risk Factors entitled, “Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor, and tax conditions in the United States and/or foreign countries,” “The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results,” and “We may be unable to generate sufficient cash flows or have access to the sources of external financing necessary to fund planned capital investments in manufacturing capacity and product development.”

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

We need to continue to invest significant financial resources in R&D to further improve the energy yield of our modules and otherwise keep pace with technological advances in the solar industry. However, R&D activities are inherently uncertain, and we could encounter difficulties in commercializing our research results. We seek to continuously improve our products and processes, including, for example, certain planned improvements to our CdTe module technology and manufacturing capabilities, such as the increase to our module form factor (which we refer to as Series 7), and the resulting changes carry potential risks in the form of delays, performance, additional costs, or other unintended contingencies. For example, we expect to complete our lead line implementation of the copper replacement (“CuRe”) program in the fourth quarter of 2024. The CuRe program is intended to improve our current semiconductor structure by replacing copper with certain other elements that are expected to enhance module performance by improving its bifaciality characteristics, improving its temperature coefficient, and improving its warranted degradation. These technology attributes must be proven to be effective in real world operating conditions. We may encounter unanticipated challenges as we implement design and process changes in connection with the CuRe program and other technology improvements.

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

We often forward price our products in anticipation of future technology improvements. Furthermore, certain of our contracts with customers may include transaction price adjustments associated with future module technology improvements, including enhancements to certain energy related attributes. Accordingly, an inability to further refine our technology and execute our module technology roadmap, or changes to the expected timing such technology improvements are incorporated into our manufacturing process, could adversely affect our operating results.

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

If there is a delay or disruption in the construction or expansion of our manufacturing facilities, we may incur costs due to the postponed production generated by these facilities.

We may be unable to generate sufficient cash flows or have access to the sources of external financing necessary to fund planned capital investments in manufacturing capacity and product development.

Our business and our future plans for expansion are capital-intensive, and we anticipate that our operating and capital expenditure requirements may increase. To develop new products, support future growth, and maintain product quality, we may need to make significant capital investments in manufacturing technology, facilities and capital equipment, and research and development. Consequently, we may seek to raise additional funds through the issuance of equity, equity-related, or debt securities, through obtaining credit from financial institutions to fund, together with our traditional sources of liquidity, the costs of developing and manufacturing our current or future products, or through the sale of tax credits. We cannot be certain that we will be able to generate sufficient cash flows, or that additional funds will be available to us on favorable terms when required, or at all. If we cannot fund the required investments from our operating cash flows or raise additional funds when we need them, we may be unable to fully execute our business plan and our financial condition, results of operations, and business prospects could be materially and adversely affected.

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

We are in the process of expanding our manufacturing capacity by approximately 8 GW including the construction of our fourth manufacturing facility in the United States, which is expected to commence operations in the second half of 2024; our fifth manufacturing facility in the United States, which is expected to commence operations in late 2025; and the expansion of our manufacturing footprint at our existing facilities in Ohio, which is expected to be completed in the first half of 2024. If we cannot successfully execute on our current capacity expansion plans, we may incur significant costs in excess of our expected investment for these new facilities. If we are not able to effectively manage current or future expansion activities or realize their anticipated benefits, it may adversely impact our results of operations.

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

Although we have implemented policies and procedures designed to ensure compliance with the laws, regulations, and policies in each jurisdiction in which we operate, there can be no assurance that all of our employees, contractors, service providers, business partners, and agents will comply with these laws, regulations, and policies.

Risks Related to Regulations

We expect certain financial benefits as a result of tax incentives provided by the Inflation Reduction Act of 2022. If these expected financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.

In August 2022, the U.S. President signed the IRA into law, which is intended to accelerate the country’s ongoing transition to clean energy. The provisions of the IRA are generally effective for tax years beginning after 2022. We continue to evaluate the extent of benefits available to us, which we expect will favorably impact our results of operations in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and certain solar module components manufactured in the United States and sold to third parties. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell, and (iii) 7 cents multiplied by the capacity of a PV module. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030.

On May 12, 2023, the U.S. Treasury Department and the IRS issued initial guidance in the form of an IRS notice providing initial guidance on the domestic content bonus credit under Sections 45, 48, 45Y, and 48E of the IRC. No further guidance or regulation has been issued on the domestic content bonus credit.

On June 21, 2023, the U.S. Treasury Department and the IRS issued notices of proposed rulemaking and public hearing and temporary regulations providing initial guidance on the direct payment election under Section 6417 of the IRC and the elective transfer provisions of Section 6418 of the IRC. On December 15, 2023, the U.S. Treasury Department and the IRS issued a notice of proposed rulemaking and public hearing providing initial guidance on the Section 45X credit confirming key aspects of the credit, including (i) that a vertically-integrated solar module manufacturer is entitled to the sum of the credit amounts for each eligible component that is integrated into the solar module, (ii) the determination of the credit amounts based on standard test conditions, and (iii) the definition of a Section 45X manufacturing facility. The temporary or proposed regulations under Sections 45X, 6417, and 6418 of the IRC have not been finalized.

There are currently several critical and complex aspects of the IRA pending further technical guidance and final regulations from the IRS and the U.S. Treasury Department, including, but not limited to, the following:

•Total credit under Section 45X. The final regulations are expected to confirm that a vertically-integrated solar module manufacturer is entitled to the sum of the credit amounts for each eligible component that is integrated into the solar module, including the credit amounts for the PV wafer, cell, and module, provided such components are produced in the United States. This clarification may impact to what extent we qualify for a credit of approximately 17 cents per watt based on the current form factor of our modules.

•Standardization of per-watt measurements. The final regulations are expected to confirm and/or clarify the method by which wattage is calculated to determine the applicable credit amounts for PV cells and modules. Our current evaluation of the benefits available to us is based on the use of industry-wide standard test conditions to determine the nameplate capacity of PV cells and modules. The final regulations are expected to create meaningful consistency for credit calculation by standardizing the process for determining solar module nameplate capacity. These clarifications may impact the extent of the credit available to us for eligible PV cells and modules.

•Direct payment and transfer elections. The final regulations are expected to clarify whether a taxpayer’s direct payment election with respect to the Section 45X credit applies only to a single 5-year period or whether the taxpayer is entitled to make a second direct payment election for a subsequent 5-year period during the 10-year credit period. This clarification will impact whether we can monetize the credit in the form of cash payments directly from the government throughout the 10-year credit period, or whether we would be required to monetize the credit through a sale to another taxpayer or taxpayers after a single 5-year period for the direct payment. The final regulations are also expected to clarify the definition of a Section 45X manufacturing facility and whether the taxpayer is entitled to make the direct payment election on a facility-by-facility basis, especially with respect to new manufacturing facilities that commence production after the taxpayer has made the initial direct payment election. Such clarification may impact the extent to which we will be able to make additional direct payment elections across multiple tax years for multiple manufacturing facilities. Furthermore, the final regulations are expected to address (i) how and when the credit is claimed by the taxpayer, including the type of information necessary to verify the credit amount, (ii) whether the credit must be applied as a reduction to any quarterly estimated tax payments or as an offset to any taxes that are reported on the taxpayer’s income tax return for any taxable year in which a direct payment election is made, and (iii) the degree of review or examination by the IRS or any other agency, including whether such review or examination would be a condition to receiving any direct payment. These clarifications may impact the timing and extent of cash benefits available to us and, if the direct payment election cannot be made a second time, our ability to transfer the tax credits to another taxpayer or taxpayers, which depends on the future demand for such credits.

•Domestic content requirements. Further guidance (in the form of technical guidance or regulations) is expected to confirm that domestic content rules are applied separately with respect to steel and iron as compared to manufactured products, which would require that only a certain percentage of the total costs of such manufactured product components are of U.S. origin. These clarifications may impact whether our modules meet domestic content requirements, which is a key value proposition for current and future customers. Alternatively, if the domestic content rules as defined by the final guidance are defined broadly, we may face significant additional competition for module sales within the U.S. If our modules manufactured in the U.S. do not meet the domestic content requirements as defined by the final guidance or if the guidance definition is defined broadly, this may adversely impact demand and/or price levels for our solar modules and future expansion plans within the United States.

Any modifications to the law or its effects arising, for example, through (i) technical guidance and regulations from the IRS and U.S. Treasury Department, including the certain aspects disclosed above, (ii) subsequent amendments to or interpretations of the law by the IRS, the U.S. Treasury Department, or the courts, (iii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, and/or (iv) changes to U.S. government priorities, policies, and/or initiatives as a result of the 2024 election cycle, could result in changes to the expected and/or actual benefits in the future, which could have a material adverse effect on demand and/or price levels for our solar modules, our net sales, and future expansion plans within the United States, and/or otherwise adversely impact our business, financial condition, and results of operations.

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

The FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities, and others (e.g., the FCPA and the U.K. Bribery Act) extend their application to activities outside their country of origin. Our policies mandate compliance with all applicable anti-bribery laws. We currently operate in, and may further expand into, key parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our operations in certain jurisdictions where norms can differ from U.S. standards may require substantial government contact, either directly by us or through intermediaries over whom we have less direct control, such as subcontractors, agents, and partners (such as joint venture partners). Although we have implemented policies, procedures, and, in certain cases, contractual arrangements designed to facilitate compliance with these anti-bribery laws, our officers, directors, associates, subcontractors, agents, and partners may take actions in violation of our policies, procedures, contractual arrangements, and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us and such persons to criminal and/or civil penalties or other sanctions potentially by government prosecutors from more than one country, which could have a material adverse effect on our business, financial condition, cash flows, and reputation.

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

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social, and governance matters, that could expose us to numerous risks.

Companies across many industries are facing increasing scrutiny related to their environmental, social and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. While our vision is to lead the world’s sustainable energy future through solar technology that is eco-efficient and socially responsible, if our ESG practices do not meet investor or other industry stakeholder expectations, which continue to evolve, we may incur additional costs and our brand, business, and ability to attract and retain qualified employees may be harmed.

Furthermore, customer, investor, regulatory, and employee expectations in areas such as ESG have been rapidly evolving and increasing. Specifically, regulatory bodies around the globe continue to develop ESG reporting requirements, many of which will be subject to independent audits. For example, the SEC, the EU, and other regulators are considering rules requiring the disclosure of certain ESG matters, and California enacted new environmental disclosure laws in October 2023 that will generally require additional disclosure and reporting by 2026. The new California laws, the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, each impose additional climate-related reporting requirements on large companies conducting business in the state of California. We expect we will be subject to these new laws, which impose extensive reporting obligations about greenhouse gas emissions and climate-related financial risks. We also expect to be subject to the EU Corporate Sustainability Reporting Directive, which requires companies listed on an EU-regulated market to disclose information about various ESG matters. Our ability to compete and to meet investor or other industry stakeholder expectations also depends on effectively executing on our approach to responsible sourcing and supply chain due diligence. The enhanced stakeholder focus on ESG issues relating to First Solar requires the continuous monitoring of various and evolving standards and the associated reporting requirements. A failure to adequately meet regulatory requirements and stakeholder expectations or achieve our ESG-related goals may result in the loss of business, diluted market valuation, an inability to attract customers, or an inability to attract and retain top talent.

As of the date of this filing, we have made several public commitments regarding our intended reduction of greenhouse gas emissions and operating a responsible supply chain with zero tolerance for forced labor. Although we intend to meet these commitments and deliver on our greenhouse gas emissions reduction and renewable energy targets, we may be required to expend significant resources to do so, which could increase our operational costs. Our ESG initiatives could be unsuccessful for various reasons, including due to our growing manufacturing footprint, the lack of offsite renewable energy options in certain jurisdictions, and violations by our suppliers of applicable laws, regulations, and our Supplier Code of Conduct. For example, in 2023 we identified that certain third-party service providers at a foreign facility engaged in unethical labor practices. In line with our commitment to transparency and zero tolerance for forced labor, we publicly disclosed the audit findings, corrective actions taken, and remedy provided to the affected workers. Given the dynamic nature of ESG standards, expectations, and regulations, which may change over time, we may from time to time need to update or otherwise revise our current targets, practices, and initiatives, including in response to legislative or legal developments. Any actual or perceived inability to meet these commitments and/or deliver on our targets could result in adverse publicity and reactions from investors, activist groups, and other stakeholders, which could adversely impact the perception of First Solar and our products and services by current and potential customers, as well as investors, which could in turn adversely impact our results of operations.

General Risk Factors

Cybersecurity incidents or information or security breaches, or those of third parties with which we do business, could have a material adverse effect on our business, financial condition, and results of operations.

Our operations rely on our information systems, including hardware, software, and networks, as well as on the information systems of third parties with which we do business (including their upstream and/or downstream service providers, as applicable), to securely process, store, and transmit proprietary, confidential, and other information, including intellectual property and personally identifiable information. We also rely heavily on these information systems to operate our manufacturing lines. These information systems may be compromised by cybersecurity incidents, including those caused by computer viruses, malware, ransomware and other cyber-attacks, as well as other events, including information and security breaches, that could be materially disruptive to our business operations and could put the security of our information, and that of the third parties with which we do business, at risk of misappropriation or destruction. In recent years, such cybersecurity incidents and events have become increasingly frequent and sophisticated, targeting or otherwise affecting a wide range of companies.

Recent developments in the threat landscape include use of artificial intelligence and machine learning, as well as an increased number of cyber extortion attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. While we have instituted security measures and procured insurance to mitigate the likelihood and impact of a cybersecurity incident and other events, including information and security breaches, there is no assurance that these measures, or those of the third parties with which we do business, will be adequate in the future. If these measures are not adequate, among other impacts, valuable information may be lost; our operations may be disrupted; we may be unable to fulfill our customer obligations; and our reputation may suffer. Additionally, any cybersecurity incident affecting our automated manufacturing lines could adversely affect our ability to produce solar modules or otherwise affect the quality and performance of the modules produced.

We may also be subject to litigation, regulatory sanctions, enforcement actions, government fines, remedial expenses, and financial losses beyond the scope or limits of our insurance coverage. These consequences of a failure of security measures could, individually or in the aggregate, have a material adverse effect on our business, financial condition, and results of operations. While we and the third parties with which we do business have experienced and may continue to experience cybersecurity incidents and other events, including information and security breaches, we have not experienced any material adverse effect on our business, financial condition, or results of operations, or any other material consequences, relating to or as a result of a cybersecurity incident or other such event, whether directed at us or our third parties.

Climate-related physical risks, including weather events and natural disasters, may affect our manufacturing operations, supply chains, and customers, which could have a material adverse effect on our business, financial condition, or results of operations.

Climate-related physical impacts of weather events and natural disasters are highly uncertain, unpredictable, and varied by geographic location, including, but not limited to, flooding, hurricanes, and tornadoes. Although we carry business interruption insurance coverage and typically have provisions in our contracts that protect us in certain events, our coverage may not be adequate to compensate us for all losses that may occur as a direct or indirect result of weather events or natural disasters.

We have manufacturing operations in regions that have experienced extreme weather such as flooding, hurricanes, and tornadoes. In case of these or other weather events or natural disasters, (i) our manufacturing and R&D equipment, on-site IT facilities, and inventory, among other things, may be damaged or destroyed, which may result in significant write-offs or significant expenses to repair or replace certain operations; (ii) the production and shipment of our solar modules may be disrupted as a result of (a) the damage or destruction of our facilities and infrastructure, (b) power outages, (c) delayed or cancelled deliveries of equipment and raw materials, and/or (d) the lack of clear and safe physical access to and from our manufacturing facilities, among other things; and (iii) we may be unable to execute our technology roadmap in a timely manner. We also consider the risks associated with weather events and natural disasters as part of our manufacturing site selection, design, and construction process.

Our suppliers may be adversely affected by weather events and natural disasters, which could disrupt their ability to deliver certain manufacturing equipment, materials, and/or services for extended periods of time. Our suppliers may also incur additional costs to repair or replace their own operations, which may cause them to require higher prices as part of current and future contracts and/or otherwise be unable to perform under their existing contract commitments. For additional information regarding the risks related to the sourcing of our manufacturing equipment and raw materials, respectively, see the Risk Factors entitled, “Some of our manufacturing equipment is customized and sole sourced. If our manufacturing equipment fails or if our equipment suppliers fail to perform under their contracts, we could experience production disruptions and be unable to satisfy our contractual requirements.” and “Several of our key raw materials and components are either single-sourced or sourced from a limited number of suppliers, and their failure to perform could cause manufacturing delays and impair our ability to deliver solar modules to customers in the required quality and quantities and at a price that is profitable to us.” For additional information regarding the risks related to supply chain disruptions, see the Risk Factor entitled, “A disruption in our supply chain for CdTe, other key raw materials, or equipment could interrupt or impair our ability to manufacture solar modules and could adversely impact our profitability and long-term growth prospects.”

Our customers may be adversely affected by weather events and natural disasters, which could result in significant site damages, including damages to our solar modules installed at those sites. Damages may adversely impact our customers financially, and related business disruptions may delay or accelerate certain project timelines, which could result in an inability to perform under their contracts or otherwise deliver timely payment to us, if at all. Further, as a result of our own potential operational delays mentioned above, our ability to fulfill customer orders may be impaired or delayed, and we could incur significant losses. For additional information regarding the risks related to our customers, see the Risk Factor entitled, “The loss of any of our large customers, or the inability of our customers and counterparties to perform under their contracts with us, could significantly reduce our net sales and negatively impact our results of operations.”

The severity and duration of public health threats could materially impact our business, financial condition, and results of operations.

The extent to which public health threats (including pandemics such as COVID-19 or similarly infectious diseases) could impact us in the future is highly uncertain and unpredictable, and will depend largely on subsequent developments, including but not limited to (i) the severity and duration of any public health threat, (ii) measures taken to contain the spread of any public health threat, such as restrictions on travel and gatherings of people and temporary closures of or limitations on businesses and other commercial activities, (iii) the timing and nature of policies implemented by governmental authorities, and (iv) any future variants of the public health threat, which may surge over time. As a result of any public health threat and any related containment measures, we, our suppliers, or customers may be subject to significant risks, including to supply chain and business operations, which have the potential to materially and adversely impact our business, financial condition, and results of operations.

If we are unable to attract, train, retain, and successfully integrate key talent into our team, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train, and retain management, operations, sales, and technical talent, including associates in foreign jurisdictions. Recruiting and retaining capable individuals, particularly those with expertise in the PV solar and related industries across a variety of technologies, are vital to our success. We are also dependent on the services of our executive officers and other members of our senior management team. The loss of one or more of these key associates could have a material adverse effect on our business. We have a comprehensive succession planning process in place, which contemplates talent at all levels of the organization. However, we may not be able to retain or replace these key associates in a timely manner.

Although several of our current key associates, including our executive officers, are subject to employment conditions or arrangements that contain post-employment non-competition provisions, these arrangements permit the associates to terminate their employment with us upon little or no notice. In addition, on January 5, 2023, the U.S. Federal Trade Commission voted to issue a notice of proposed rulemaking that, if adopted, would ban any non-competition provisions, including provisions in existing employment agreements. Although it is uncertain if the rule will be adopted or what the final language of the rule, if adopted, will be, the implementation of a ban on non-competition provisions could make it more difficult for us to retain qualified associates.

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

Our success depends largely on our ability to use and develop our technology and know-how without infringing or misappropriating the intellectual property rights of third parties. The validity and scope of claims relating to PV solar technology patents involve complex scientific, legal, and factual considerations and analysis and, therefore, may be highly uncertain. We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties. For example, during 2022, we received various indemnification demands from certain customers, for whom we provided engineering, procurement, and construction (“EPC”) services, regarding claims that such customers’ PV tracker systems infringe, in part, on patents owned by Rovshan Sade (“Sade”), the owner of a company called Trabant Solar, Inc. See Note 14. “Commitments and Contingencies – Legal Proceedings” to our consolidated financial statements for more information on our legal proceedings. The defense and prosecution of intellectual property suits, patent opposition proceedings, and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, which may not be available on reasonable terms, or at all, or pay ongoing royalties, require us to redesign our solar modules, or subject us to injunctions prohibiting the manufacture and sale of our solar modules or the use of our technologies. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our solar modules until the resolution of such litigation.

Currency translation and transaction risk may negatively affect our results of operations.

Although our reporting currency is the U.S. dollar, we conduct certain business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation and transaction risk. For example, certain business arrangements outside the United States have involved and may involve significant investments denominated in local currencies. Changes in exchange rates between foreign currencies and the U.S. dollar could affect our results of operations and result in exchange gains or losses. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations.

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

We are subject to income taxes in the various jurisdictions in which we operate. Accordingly, we are subject to a variety of tax laws and interpretations of such laws by local tax authorities. Longstanding international tax laws that determine each country’s jurisdictional tax rights in cross-border international trade continue to evolve as a result of the base erosion and profit shifting reporting requirements and the introduction of the global minimum tax recommended by the Organization for Economic Co-operation and Development (“OECD”). For example, the OECD Pillar Two framework introduces a global minimum corporate tax rate of 15% for companies with global revenues above certain thresholds. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain jurisdictions in which we operate have adopted, and other jurisdictions are in the process of introducing, legislation to implement Pillar Two. As these legislative changes develop and expand, our effective tax rate and tax liabilities may be materially affected. Given the complexities of Pillar Two, we will continue to monitor these developments and evaluate the potential impact to our results of operations.

Additionally, in August 2022, the U.S. President signed into law the IRA, which revised U.S. tax law by, among other things, including a new corporate alternative minimum tax (the “CAMT”) of 15% on certain large corporations, imposing a 1% excise tax on stock buybacks, and providing various incentives to address climate change, including the introduction of the advanced manufacturing production credit under Section 45X of the IRC. The provisions of the IRA are generally effective for tax years beginning after 2022. Given the complexities of the IRA, which is pending technical guidance and regulations from the IRS and U.S. Treasury Department, we will continue to monitor these developments and evaluate the potential future impact to our results of operations. For further information, see the Risk Factor entitled, “We expect certain financial benefits as a result of tax incentives provided by the Inflation Reduction Act of 2022. If these expected financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.” Changes to these and other tax laws and regulations could have a material adverse impact on our business, financial condition, and results of operations.

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

Personal privacy and data security have become significant issues in the jurisdictions in which we operate. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Furthermore, federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, all of which may be subject to invalidation by relevant foreign judicial bodies. Industry organizations also regularly adopt and advocate for new standards in this area.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

First Solar maintains a cyber risk management program designed to identify, assess, and manage cybersecurity risks. The underlying controls of the cyber risk management program incorporate recognized best practices and standards for cybersecurity, including guidance from the National Institute of Standards and Technology (“NIST”) cybersecurity framework. Our cyber risk management program includes various risk assessments that are completed on a regular basis, including (i) information security controls assessments with internal and external audit partners, (ii) architectural and technical assessments with third-party experts, (iii) internal and external penetration testing with third-party service providers, (iv) continuous cyber risk register reviews, and (v) risk prioritization with our executive officers. The identification of cybersecurity risks is aided by a technical toolset as well as threat hunting and counterintelligence services provided by third-party service providers. These risk assessments and the technical toolset inform our information security roadmap, which allocates resources toward strategic initiatives to mitigate, transfer, and/or reduce cybersecurity risks. Our associates engage in annual cybersecurity training and periodic phishing simulation exercises with targeted training. Additionally, confidential information protection training is regularly provided to associates who have access to personally identifiable information, reside in certain jurisdictions, or have privileged access.

Third-party risk management at First Solar includes screening processes to evaluate the information security programs and capabilities of our vendors, including periodic reviews of vendor control assessments, such as System and Organization Controls (“SOC”) 2 Type 2 reports, which are supplemented by end-user controls performed by First Solar associates. These processes enable us to oversee and identify potentially material risks from cybersecurity threats associated with our use of third-party service providers.

The Head of Information Security oversees the Information Security team, which assesses and manages cybersecurity risks at First Solar as part of our information security program. The Head of Information Security and our Information Security team members collectively hold certifications in cyber-risk oversight from the National Association of Corporate Directors, Certified Systems Security Officer and Certified Information Systems Manager credentials, and Certified Information Systems Security Professional and Systems Security Certified Practitioner credentials. The Head of Information Security, who has over 20 years of information technology experience, including over 10 years in leadership roles at First Solar, reports to the Chief Information Officer and regularly briefs the Chief Financial Officer and the audit committee of the board of directors on cybersecurity matters. The cybersecurity risks identified as part of our information security program are integrated into our enterprise risk management program. The audit committee reviews the integration of our cybersecurity controls and procedures with our overall risk management systems and processes, and reviews and discusses with management First Solar’s major information security risks (including cybersecurity) and the steps management has taken to monitor, control, and limit such exposures and risks. An Information Security Steering Committee, which is comprised of senior management from various departments, serves in an advisory capacity regarding the implementation, support, and management of the information security program and compliance with applicable state and federal laws and regulations. This committee aligns business initiatives, material digital risks, risk tolerance levels, and security requirements with the information security roadmap.

The Information Security team actively manages cybersecurity threats and incidents through comprehensive technical tooling, reporting, partnerships, and processes. Intrusion prevention, detection, and response systems, access management systems, and incident and vulnerability management systems are all examples of technical tools employed by First Solar’s Information Security team to protect our information technology environment. Our incident response plan includes specific criteria for determining the potential impact of an identified cybersecurity incident and defined escalation protocols to determine which internal and external stakeholders should be involved and the appropriate communication channels, including considerations of any reporting based on regulatory requirements. Cybersecurity incidents are evaluated on a case-by-case basis and are categorized as low, moderate, or high impact incidents depending on qualitative and quantitative factors, including, but not limited to, their operational impact, degree of compromise, legal or regulatory impacts, and data disclosure impacts. The audit committee of the board of directors is notified if a potentially material incident is identified and reviews our response to material cybersecurity incidents, including disclosure considerations and the engagement of forensic and other technology experts to ascertain the extent of the incident, remediation actions, and responsive measures to prevent or mitigate future incidents.

As a result of ongoing monitoring, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, financial condition, or results of operations. Notwithstanding the cybersecurity processes and procedures described above, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business, financial condition, or results of operations. While we maintain cybersecurity insurance, the costs related to cybersecurity incidents, including information and security breaches, or other disruptions may not be fully insured. For further information regarding the risks to us associated with cybersecurity incidents and other events, including information and security breaches, and how such risks may affect the Company, see the Risk Factor entitled, “Cybersecurity incidents or information or security breaches, or those of third parties with which we do business, could have a material adverse effect on our business, financial condition, and results of operations.”

Item 2. Properties

As of December 31, 2023, our principal properties consisted of the following:

Nature	Primary Segment(s) Using Property	Location	Held
Corporate headquarters	Modules & Other	Tempe, Arizona, United States	Lease
Administrative offices	Modules & Other	Georgetown, Penang, Malaysia	Lease
R&D facility	Modules	Santa Clara, California, United States	Lease
R&D facility	Modules	Uppsala, Sweden	Lease
Manufacturing plants, R&D facilities, and administrative offices	Modules	Perrysburg and Lake Township, Ohio, United States	Own
Manufacturing plant and administrative offices	Modules	Kulim, Kedah, Malaysia	Lease land, own buildings
Manufacturing plant	Modules	Ho Chi Minh City, Vietnam	Lease land, own buildings
Manufacturing plant	Modules	Tamil Nadu, India	Lease land, own buildings
Manufacturing plant (1)	Modules	Trinity, Alabama, United States	Own
Manufacturing plant (2)	Modules	Iberia Parish, Louisiana, United States	Lease land, own buildings
Manufacturing plant (3)	Modules	Frankfurt/Oder, Germany	Own
——————————
(1)Manufacturing plant currently under construction; operations are expected to commence in the second half of 2024.

(2)Manufacturing plant currently under construction; operations are expected to commence in late 2025.

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

Holders

As of February 23, 2024, there were 41 record holders of our common stock, which does not reflect beneficial owners of our shares.

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

Stock Price Performance Graph

The following graph compares the five-year cumulative total return on our common stock relative to the cumulative total returns of the S&P 500 Index and the Invesco Solar ETF, which represents a peer group of solar companies. For purposes of the graph, an investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, the S&P 500 Index, and the Invesco Solar ETF on December 31, 2018, and its relative performance is tracked through December 31, 2023. This graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing. The stock price performance shown in the graph represents past performance and is not necessarily indicative of future stock price performance.

$600
$500
$400
$300
$200
$100
$0
12/18
12/19
12/20
12/21
12/22
12/23
First Solar, Inc.
S&P 500 Index
Invesco Solar ETF

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliate Purchases

None.

Item 6. Reserved

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions as described under the “Note Regarding Forward-Looking Statements” that appears earlier in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under Item 1A. “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. This discussion and analysis does not address certain items in respect of the year ended December 31, 2021. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for comparative discussions of our results of operations and liquidity and capital resources for the years ended December 31, 2022 and 2021.

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

Certain of our financial results and other key operational developments for the year ended December 31, 2023 include the following:

•Net sales for 2023 increased by 27% to $3.3 billion compared to $2.6 billion in 2022. The increase in net sales was primarily attributable to an increase in the volume of modules sold to third parties and an increase in the average selling price per watt sold, partially offset by the sale of our Luz del Norte PV solar power plant in the prior year.

•Gross profit increased 36.5 percentage points to 39.2% in 2023 from 2.7% in 2022 primarily due to the recognition of the advanced manufacturing production credit under Section 45X of the IRC, reductions to sales freight costs, an increase in the average selling price per watt of our modules, continued module cost reductions, and the prior period sale and related impairment of the Luz del Norte PV solar power plant.

•During 2023, we commenced production of Series 7 modules at our third manufacturing facility in Ohio and our first manufacturing facility in India, bringing our total installed nameplate production capacity across all our facilities to approximately 16.6 GW. During 2023, we produced 12.1 GW and sold 11.4 GW of solar modules. During 2024, we expect to produce between 15.6 GW and 16.0 GW and sell between 15.6 GW and 16.3 GW.

•In June 2023, we entered into a credit agreement with several financial institutions, which provides us with a senior secured revolving credit facility (the “Revolving Credit Facility”) with an aggregate borrowing capacity of $1.0 billion. The facility, which is undrawn as of December 31, 2023, matures in 2028. See Note 13. “Debt” to our consolidated financial statements for more information about the Revolving Credit Facility.

•In July 2023, we announced plans to expand our manufacturing capacity by an additional 3.5 GW by constructing our fifth manufacturing facility in the United States. This facility, which will be located in Iberia Parish, Louisiana, is expected to commence operations in late 2025. Such expansion plans, in combination with our previously announced expansion plans, are expected to increase our manufacturing capacity by approximately 8 GW by 2026.

•In October 2023, we began commercial production of our bifacial Series 6 Plus modules at certain manufacturing facilities in the U.S. Our bifacial module features an innovative transparent back contact which, in addition to converting both front and rear side irradiance, allows infrared light to pass through rather than be absorbed as heat. This design lowers the operational temperature of the module, resulting in a higher energy yield.

•In December 2023, we entered into an agreement with Fiserv, Inc. (“Fiserv”) for the sale of $687.2 million of Section 45X tax credits we generated during 2023 for aggregate cash proceeds of $659.7 million. We received initial cash proceeds of $336.0 million in January 2024 and expect to receive the remaining cash proceeds during the first half of 2024.

Market Overview

Solar energy is one of the fastest growing forms of renewable energy with numerous economic and environmental benefits that make it an attractive complement to and/or substitute for traditional forms of energy generation. In recent years, the cost of producing electricity from PV solar power systems has decreased to levels that are competitive with or below the wholesale price of electricity in many markets. This price decline has opened new possibilities to develop systems in many locations with limited or no financial incentives, thereby promoting the widespread adoption of solar energy. Other technological developments in the industry, such as the advancement of energy storage capabilities, have further enhanced the prospects of solar energy as an alternative to traditional forms of energy generation. In addition to these economic benefits, solar energy has substantial environmental benefits. For example, PV solar power systems generate no greenhouse gas or other emissions and use minimal amounts of water compared to traditional energy generation assets. As a result of these and other factors, worldwide solar markets continue to develop and expand. Recently enacted government support programs, such as the IRA discussed previously, have contributed and are expected to continue to contribute to this momentum by providing solar module manufacturers, project developers, and project owners with various incentives to accelerate the ongoing transition to clean energy. For more information about these support programs, see Item 1. “Business - Support Programs.”

Supply and demand. As a result of the market opportunities and increased demand described above, we are in the process of expanding our manufacturing capacity by approximately 8 GW, including the construction of our fourth manufacturing facility in the United States, which is expected to commence operations in the second half of 2024; our fifth manufacturing facility in the United States, which is expected to commence operations in late 2025; and the expansion of our manufacturing footprint at our existing facilities in Ohio, which is expected to be completed in the first half of 2024. We continue to evaluate opportunities for future expansion worldwide. In the aggregate, we believe manufacturers of solar cells and modules, particularly those in China, have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. Accordingly, we believe the solar industry may experience periods of structural imbalance between supply and demand, which could lead to periods of pricing volatility. In light of such market realities, we continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process and distributed manufacturing presence, our R&D capabilities, the sustainability advantage of our modules, and our financial stability. As a result of this focus, we recently commenced production of Series 7 modules at our third manufacturing facility in Ohio and our first manufacturing facility in India.

Pricing competition. The solar industry has been characterized by intense pricing competition, both at the module and system levels. This competition may result in an environment in which pricing falls rapidly, which could potentially increase demand for solar energy solutions but constrain the ability for project developers and module manufacturers to sustain meaningful and consistent profitability. Our results of operations could be adversely affected if competitors reduce pricing below their costs, bid aggressively low prices for module sale agreements, or are able to operate at minimal or negative operating margins for sustained periods of time. For certain of our competitors, including many in China, these practices may be enabled by their direct or indirect access to sovereign capital or other forms of state support. Although module average selling prices in many global markets have generally declined for several years, near-term module pricing in the United States, our primary market, remains strong primarily due to the rising demand for domestically manufactured modules as a result of the IRA.

Diverse offerings. We face intense competition from manufacturers of crystalline silicon solar modules and other emerging technologies. Solar module manufacturers compete with one another on sales price per watt, which may be influenced by several module value attributes, including energy yield, wattage (through a larger form factor or an improved conversion efficiency), degradation, sustainability, and reliability. Sales price per watt may also be influenced by warranty terms, customer payment terms, and/or module content attributes. We believe that utility-scale solar will continue to be a compelling offering and will continue to represent an increasing portion of the overall electricity generation mix. However, this focus on utility-scale module offerings exists within a current market environment that includes rooftop and distributed generation solar, which may influence our future offerings.

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

•Bifacial. While conventional solar modules are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, most module manufacturers offer bifacial modules that also capture diffuse irradiance on the back side of a module. Bifaciality compromises nameplate efficiency, but by converting both front and rear side irradiance, such technology may improve the overall energy production of a module relative to nameplate efficiency when applied in certain applications, which could potentially lower the overall LCOE of a system when compared to systems using monofacial solar modules. We recently began commercial production of bifacial solar modules at certain of our manufacturing facilities in Ohio. Our bifacial module features an innovative transparent back contact which, in addition to converting both front and rear side irradiance, allows infrared light to pass through rather than be absorbed as heat. This design lowers the operational temperature of the module, resulting in a higher energy yield.

•CuRe. Our CuRe program is intended to improve our current semiconductor structure by replacing copper with certain other elements that are expected to enhance module performance by improving its bifaciality characteristics, improving its temperature coefficient, and improving its warranted degradation. As a result of these performance improvements, our PV solar modules are expected to produce more energy in real world operating conditions over their estimated useful lives than crystalline silicon modules with the same nameplate capacity. In September 2023 and January 2024, we established new world record CdTe research cell conversion efficiencies of 22.4% and 22.6%, respectively, which were based on our CuRe program and certified by the U.S. Department of Energy’s National Renewable Energy Laboratory. We currently expect to complete our lead line implementation of CuRe in the fourth quarter of 2024.

•Multi-junction. We continue to evaluate opportunities to develop and leverage other solar cell technologies in multi-junction applications that combine our thin film PV technology with another high efficiency PV semiconductor, with each layer optimized for a different range of the solar spectrum. We believe such applications, which are expected to utilize at least one thin-film semiconductor, have the potential to significantly increase the efficiency of PV modules beyond the limits of traditional single-junction devices. Our recent acquisition of Evolar is expected to accelerate the development of high efficiency multi-junction devices by integrating Evolar’s know-how with First Solar’s existing R&D capabilities.

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

Demand for our PV solar module offerings depends, in part, on market factors outside our control. For example, many governments have proposed or enacted policies or support programs intended to encourage renewable energy investments to achieve decarbonization objectives and/or establish greater energy independence. While we compete in markets that do not require solar-specific government subsidies or support programs, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for our solar modules. Recent developments to government support programs include the following:

•United States. In August 2022, the U.S. President signed the IRA into law, which is intended to accelerate the country’s ongoing transition to clean energy. Among other things, the financial incentives provided by the IRA have significantly increased demand for modules manufactured in the United States. Accordingly, the demand for these solar modules is expected to increase domestic manufacturing in the near term, which may result in localized supply chain constraints and periods of inflationary pricing for certain of our key raw materials, including substrate glass and cover glass. The financial incentives provided by the IRA have also increased demand for solar modules in general due to the incremental tax credit available for the qualified production of clean hydrogen that is powered by renewable resources. Several aspects of the IRA are pending technical guidance and regulations from the IRS and U.S. Treasury Department, which earlier this year released a notice of intent to issue proposed regulations for the domestic content bonus tax credit and notices of proposed rulemaking and temporary regulations for the direct payment election and the tax credit transfer election. This initial guidance is subject to revision prior to the publishing of final regulations by the IRS and U.S. Treasury Department. Given the complexities of the IRA, we continue to evaluate the extent of benefits available to us, which we expect will favorably impact our results of operations in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. For more information about certain risks associated with the benefits available to us under the IRA, see Item 1A. “Risk Factors – We expect certain financial benefits as a result of tax incentives provided by the Inflation Reduction Act of 2022. If these expected financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.”

•India. In March 2023, the government of India allocated financial incentives under its PLI scheme to certain PV module manufacturers, including First Solar. The PLI scheme is expected to provide aggregate funding of INR 185 billion ($2.3 billion), of which INR 11.8 billion ($143 million) was allocated to First Solar, to promote the manufacturing of high efficiency solar modules in India and to reduce India’s dependency on foreign imports of solar modules. Under the PLI scheme, manufacturers were selected through a competitive bid process and may be entitled to receive certain cash incentives over a five-year period following the commissioning of their manufacturing facilities. Among other things, such incentives are subject to attaining certain minimum thresholds for module efficiency and temperature coefficient and require that a certain proportion of raw materials be sourced from the domestic market. Such conditions will be evaluated on a quarterly basis from 2026 through 2031. At this time, it is uncertain to what extent we may qualify for such incentives.

Demand for our solar energy solutions also depends on domestic or international trade policies and government regulations, which may be proposed, revised, and/or enacted across short- and long-term time horizons with varying degrees of impact to our net sales, profit, and manufacturing operations. Changes in these policies and regulations could adversely impact the competitive landscape of solar markets, which could reduce demand for our solar modules. Recent revisions or proposed changes to trade policy and government regulations include the following:

•United States. In June 2022, the U.S. President authorized the U.S. Secretary of Commerce to provide a 24-month antidumping and countervailing duty tariff exemption for imported solar panels from certain Southeast Asian countries. For more information about this development, see Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

•United States. In October 2023, a coalition of U.S. aluminum extruders and a labor union filed AD/CVD petitions with the USDOC related to aluminum extrusions from 15 countries. The USDOC has initiated investigations based on the petitions. First Solar imports certain items that appear to be within the scope of the investigations. Our operating results could be adversely impacted if the USDOC imposes duties on such imports.

•India. The ALMM was introduced in 2021 as a non-tariff barrier to incentivize domestic manufacturing of PV modules by approving the list of models and manufacturers who can participate in certain solar development projects. The ALMM is approved by the MNRE, and any modifications to the ALMM and its application may affect future investments in solar module manufacturing in India. For more information about the ALMM, see Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

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

We generally price and sell our solar modules on a per watt basis. As of December 31, 2023, we had entered into contracts with customers for the future sale of 78.3 GW of solar modules for an aggregate transaction price of $23.3 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to the customers. Such volume includes contracts for the sale of 39.1 GW of solar modules that include transaction price adjustments associated with future module technology improvements, including enhancements to certain energy related attributes. Based on these potential technology improvements, the contracted module volumes as of December 31, 2023, the expected timing such technology improvements are incorporated into our manufacturing process, and the expected timing of module deliveries, such adjustments, if realized, could result in additional revenue of up to $0.5 billion, the majority of which would be recognized in 2025, 2026, and 2027. In addition to these price adjustments, certain of our contracts with customers may include favorable price adjustments associated with sales freight in excess of a defined threshold. Certain of our contracts with customers may also include favorable or unfavorable price adjustments associated with changes to certain commodity prices and/or the module wattage committed for delivery. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price.

We continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage (or conversion efficiency), and reducing manufacturing yield losses. Additionally, we recently commenced production of Series 7 modules at our third manufacturing facility in Ohio and our first manufacturing facility in India, and we are in the process of expanding our manufacturing capacity by approximately 8 GW, including the construction of our fourth manufacturing facility in the United States, which is expected to commence operations in the second half of 2024; our fifth manufacturing facility in the United States, which is expected to commence operations in late 2025; and the expansion of our manufacturing footprint at our existing facilities in Ohio, which is expected to be completed in the first half of 2024. This additional capacity, and any other potential investments to add to or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors,” including those described under the headings “Our future success depends on our ability to effectively balance manufacturing production with market demand, effectively manage our cost per watt, and, when necessary, continue to build new manufacturing plants over time in response to market demand, all of which are subject to risks and uncertainties” and “If any future production lines are not built in line with committed schedules, it may adversely affect our future growth plans. If any future production lines do not achieve operating metrics similar to our existing production lines, our solar modules could perform below expectations and cause us to lose customers.”

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.8%	97.3%	75.0%
Gross profit	39.2%	2.7%	25.0%
Selling, general and administrative	6.0%	6.3%	5.8%
Research and development	4.6%	4.3%	3.4%
Production start-up	2.0%	2.8%	0.7%
Litigation loss	1.1%	—%	—%
Gain on sales of businesses, net	0.2%	9.7%	5.0%
Operating income (loss)	25.8%	(1.0)%	20.1%
Foreign currency loss, net	(0.6)%	(0.6)%	(0.3)%
Interest income	2.9%	1.3%	0.2%
Interest expense, net	(0.4)%	(0.5)%	(0.4)%
Other (expense) income, net	(0.9)%	1.2%	—%
Income tax expense	(1.8)%	(2.0)%	(3.5)%
Net income (loss)	25.0%	(1.7)%	16.0%

Segment Overview

Our primary segment is our modules business, which involves the design, manufacture, and sale of CdTe solar modules, which convert sunlight into electricity. Third-party customers of our modules segment include system developers, independent power producers, utilities, commercial and industrial companies, and other system owners and operators. Our residual business operations include certain project development activities, operations and maintenance (“O&M”) services, the results of operations from PV solar power systems we owned and operated in certain international regions, and the sale of such systems to third-party customers.

Net sales

We generally price and sell our solar modules on a per watt basis. During 2023, Lightsource BP was the only customer that accounted for 10% or more of our modules business net sales, and the majority of our solar modules were sold to developers and operators of systems in the United States. Substantially all of our modules business net sales during 2023 were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. The revenue recognition policies for module sales are further described in Note 2. “Summary of Significant Accounting Policies” to our consolidated financial statements. Net sales from our residual business operations primarily consists of revenue recognized for sales of development projects or completed systems, including any modules installed in such systems and any revenue from energy generated by such systems. In certain prior periods, our residual business operations also included O&M services we provided to third parties.

The following table shows net sales by reportable segment for the years ended December 31, 2023, 2022, and 2021:

	Years Ended			Change
(Dollars in thousands)	2023	2022	2021	2023 over 2022		2022 over 2021
Modules	$3,296,809	$2,428,278	$2,331,380	$868,531	36%	$96,898	4%
Other	21,793	191,041	591,997	(169,248)	(89)%	(400,956)	(68)%
Net sales	$3,318,602	$2,619,319	$2,923,377	$699,283	27%	$(304,058)	(10)%

Net sales from our modules segment increased by $868.5 million in 2023 primarily due to a 28% increase in the volume of watts sold and a 6% increase in the average selling price per watt. Net sales from our residual business operations decreased by $169.2 million in 2023 primarily due to the sale of our Luz del Norte PV solar power plant in the prior year.

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

The following table shows cost of sales by reportable segment for the years ended December 31, 2023, 2022, and 2021:

	Years Ended			Change
(Dollars in thousands)	2023	2022	2021	2023 over 2022		2022 over 2021
Modules	$2,019,388	$2,312,881	$1,858,454	$(293,493)	(13)%	$454,427	24%
Other	(1,465)	236,580	334,969	(238,045)	(101)%	(98,389)	(29)%
Cost of sales	$2,017,923	$2,549,461	$2,193,423	$(531,538)	(21)%	$356,038	16%
% of net sales	60.8%	97.3%	75.0%

Cost of sales decreased $531.5 million, or 21%, and decreased 36.5 percentage points as a percent of net sales when comparing 2023 with 2022. The decrease in cost of sales was driven by a $293.5 million decrease in our modules segment cost of sales primarily as a result of the following:

•the recognition of the advanced manufacturing production credit under Section 45X of the IRC, which decreased cost of sales by $659.7 million;
•lower sales freight, demurrage, and detention charges of $306.2 million; and
•continued module cost reductions, which decreased cost of sales by $85.3 million; partially offset by
•higher costs of $626.2 million from an increase in the volume of modules sold; and
•higher under-utilization charges of $81.5 million associated with the initial ramp of our first Series 7 manufacturing facilities in Ohio and India.

The decrease in cost of sales was also driven by a $238.0 million decrease in our residual business operations cost of sales primarily due to the sale of our Luz del Norte PV solar power plant in 2022 and the associated impairment loss in the same period. See Note 8. “Consolidated Balance Sheet Details” to our consolidated financial statements for discussion of the impairment of our Luz del Norte project.

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

The following table shows gross profit for the years ended December 31, 2023, 2022, and 2021:

	Years Ended			Change
(Dollars in thousands)	2023	2022	2021	2023 over 2022		2022 over 2021
Gross profit	$1,300,679	$69,858	$729,954	$1,230,821	>500%	$(660,096)	(90)%
% of net sales	39.2%	2.7%	25.0%

Gross profit increased 36.5 percentage points to 39.2% in 2023 from 2.7% in 2022 primarily due to (i) the advanced manufacturing credit mentioned above, (ii) a decrease in sales freight costs, (iii) an increase in the average selling price per watt of our modules, (iv) continued module cost reductions, and (v) the prior period sale and related impairment of the Luz del Norte project described above.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the years ended December 31, 2023, 2022, and 2021:

	Years Ended			Change
(Dollars in thousands)	2023	2022	2021	2023 over 2022		2022 over 2021
Selling, general and administrative	$197,622	$164,724	$170,320	$32,898	20%	$(5,596)	(3)%
% of net sales	6.0%	6.3%	5.8%

Selling, general and administrative expense in 2023 increased compared to 2022 primarily due to higher professional fees associated with litigation and the sale of Section 45X tax credits to Fiserv, higher costs associated with the implementation of a new global enterprise resource planning system, higher employee compensation expense due to an increase in headcount, and higher share-based compensation expense, partially offset by higher professional fees in the prior period related to the sale of our Luz del Norte project.

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

The following table shows research and development expense for the years ended December 31, 2023, 2022, and 2021:

	Years Ended			Change
(Dollars in thousands)	2023	2022	2021	2023 over 2022		2022 over 2021
Research and development	$152,307	$112,804	$99,115	$39,503	35%	$13,689	14%
% of net sales	4.6%	4.3%	3.4%

Research and development expense in 2023 increased compared to 2022 primarily due to higher employee compensation expense resulting from an increase in headcount, an increase in material and module testing costs, and higher professional fees due to increased research services.

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

The following table shows production start-up expense for the years ended December 31, 2023, 2022, and 2021:

	Years Ended			Change
(Dollars in thousands)	2023	2022	2021	2023 over 2022		2022 over 2021
Production start-up	$64,777	$73,077	$21,052	$(8,300)	(11)%	$52,025	247%
% of net sales	2.0%	2.8%	0.7%

During 2023, we incurred production start-up expense primarily for our first manufacturing facility in India, our third and fourth manufacturing facilities in the U.S., and certain manufacturing upgrades at our Malaysian facilities. During 2022, we incurred production start-up expense primarily for our third manufacturing facility in the U.S. and for certain manufacturing upgrades at our Malaysian facilities.

Gain on sales of businesses, net

The following table shows gain on sales of businesses, net for the years ended December 31, 2023, 2022, and 2021:

	Years Ended			Change
(Dollars in thousands)	2023	2022	2021	2023 over 2022		2022 over 2021
Gain on sales of businesses, net	$6,883	$253,511	$147,284	$(246,628)	(97)%	$106,227	72%
% of net sales	0.2%	9.7%	5.0%

During 2022, we completed the sales of our Japan project development business and our Japan O&M operations to PAG Real Assets (“PAG”) and the sales of certain other international O&M operations to a subsidiary of Clairvest Group, Inc. (“Clairvest”). In 2023, we recognized certain post-closing adjustments and earnouts associated with the prior sale of our Japan project development business. See Note 4. “Sales of Businesses” to our consolidated financial statements for further information related to these transactions.

Foreign currency loss, net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the years ended December 31, 2023, 2022, and 2021:

	Years Ended			Change
(Dollars in thousands)	2023	2022	2021	2023 over 2022		2022 over 2021
Foreign currency loss, net	$(21,533)	$(16,414)	$(7,975)	$(5,119)	31%	$(8,439)	106%

Foreign currency loss increased in 2023 compared to 2022 primarily due to higher hedging costs due to an increase in foreign currency exposures being hedged by our subsidiaries in India and the beneficial impact of certain hedging activities in Japan in the prior period.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, and restricted marketable securities. Interest income also includes interest earned from late customer payments.

The following table shows interest income for the years ended December 31, 2023, 2022, and 2021:

	Years Ended			Change
(Dollars in thousands)	2023	2022	2021	2023 over 2022		2022 over 2021
Interest income	$97,667	$33,284	$6,179	$64,383	193%	$27,105	439%

Interest income during 2023 increased compared to 2022 primarily due to higher average balances of marketable securities and higher interest rates on cash and cash equivalents and marketable securities, partially offset by lower average balances of cash and cash equivalents.

Interest expense, net

Interest expense, net is primarily comprised of interest incurred on debt. We may capitalize interest expense to our property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the years ended December 31, 2023, 2022, and 2021:

	Years Ended			Change
(Dollars in thousands)	2023	2022	2021	2023 over 2022		2022 over 2021
Interest expense, net	$(12,965)	$(12,225)	$(13,107)	$(740)	6%	$882	(7)%

Interest expense, net in 2023 was consistent with 2022.

Other (expense) income, net

Other (expense) income, net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted marketable securities.

The following table shows other (expense) income, net for the years ended December 31, 2023, 2022, and 2021:

	Years Ended			Change
(Dollars in thousands)	2023	2022	2021	2023 over 2022		2022 over 2021
Other (expense) income, net	$(29,145)	$31,189	$314	$(60,334)	(193)%	$30,875	>500%

Other expense, net increased in 2023 compared to 2022 primarily due to the impairment of a strategic investment in 2023 and the partial forgiveness of a loan in 2022 associated with the sale of the Luz del Norte project.

Income tax expense

Income tax expense or benefit, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions in which we operate, principally Singapore, Malaysia, Vietnam, and India. Significant judgments and estimates are required to determine our consolidated income tax expense. The statutory federal corporate income tax rate in the United States is 21%, and the tax rates in Singapore, Malaysia, Vietnam, and India are 17%, 24%, 20%, and 17%, respectively. In Malaysia, we have been granted a long-term tax holiday, scheduled to expire in 2027, pursuant to which substantially all of our income earned in Malaysia is exempt from income tax, conditional upon our continued compliance with certain employment and investment thresholds. In Vietnam, we have been granted a long-term tax incentive, scheduled to expire at the end of 2036, pursuant to which income earned in Vietnam is subject to reduced annual tax rates, conditional upon our continued compliance with certain revenue and R&D spending thresholds.

The following table shows income tax expense for the years ended December 31, 2023, 2022, and 2021:

	Years Ended			Change
(Dollars in thousands)	2023	2022	2021	2023 over 2022		2022 over 2021
Income tax expense	$(60,513)	$(52,764)	$(103,469)	$(7,749)	15%	$50,705	(49)%
Effective tax rate	6.8%	613.7%	18.1%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period but are not consistent from period to period. Income tax expense increased by $7.7 million during 2023 compared to 2022 primarily due to higher pretax income in the current year, partially offset by the beneficial effect of tax law changes associated with the IRA and higher prior period losses in certain jurisdictions for which no tax benefit could be recorded.

Liquidity and Capital Resources

As of December 31, 2023, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, and contracts with customers for the future sale of solar modules will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. In addition, we have availability under our Revolving Credit Facility, under which we have made no borrowings as of December 31, 2023. As necessary, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, including near-term construction activities and purchases of manufacturing equipment for our newest manufacturing and R&D facilities in the United States. However, our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to company-specific, industry-wide, or broader market concerns. Any incremental debt financings could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans.

As of December 31, 2023, we had $2.1 billion in cash, cash equivalents, and marketable securities compared to $2.6 billion as of December 31, 2022. This decrease was primarily driven by purchases of property, plant and equipment for our U.S. and Indian facilities, various operating expenditures, and certain advance payments of raw materials, partially offset by proceeds from borrowings under debt agreements and cash receipts from module sales, including advance payments for future sales. As of December 31, 2023 and 2022, $1.2 billion of our cash, cash equivalents, and marketable securities was held by our foreign subsidiaries and was primarily based in U.S. dollar denominated holdings. Our investment policy seeks to preserve our investment principal and maintain adequate liquidity to meet our cash flow requirements, while at the same time optimizing the return on our investments. Such policy applies to all invested funds, whether managed internally or externally. Pursuant to such policy, we place our investments with a diversified group of high-quality financial institutions and limit the concentration of such investments with any one counterparty. We place significant emphasis on the creditworthiness of financial institutions and assess the credit ratings and financial health of our counterparty financial institutions when making investment decisions.

We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. If certain international funds were needed for our operations in the United States, we may be required to accrue and pay certain U.S. and foreign taxes to repatriate such funds. We maintain the intent and ability to permanently reinvest our accumulated earnings outside the United States, with the exception of certain subsidiaries for which applicable income taxes have been recorded as of December 31, 2023. In addition, changes to foreign government banking regulations may restrict our ability to move funds among various jurisdictions under certain circumstances, which could negatively impact our access to capital, resulting in an adverse effect on our liquidity and capital resources.

Although we compete in markets that do not require solar-specific government subsidies or support programs, such incentives continue to influence the demand for PV solar energy around the world. For example, the financial incentives provided by the IRA are expected to increase both the demand for, and the domestic manufacturing of, solar modules in the United States. We continue to evaluate the extent of benefits available to us by the IRA, which are expected to favorably impact our liquidity and capital resources in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. Accordingly, we expect the advanced manufacturing production credit will provide us with a significant source of funding throughout its 10-year period. In December 2023, we entered into an agreement with Fiserv for the sale of $687.2 million of Section 45X tax credits we generated during 2023, for aggregate cash proceeds of $659.7 million. We received initial cash proceeds of $336.0 million in January 2024, and expect to receive the remaining cash proceeds during the first half of 2024. For more information about certain risks associated with the benefits available to us under the IRA, see Item 1A. “Risk Factors – “We expect certain financial benefits as a result of tax incentives provided by the Inflation Reduction Act of 2022. If these expected financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.” See Note 9. “Government Grants” to our consolidated financial statements for further information about government grants.

As a result of various market opportunities and increased demand for our products, we commenced production of Series 7 modules at our third manufacturing facility in Ohio and our first manufacturing facility in India during 2023. We are in the process of expanding our manufacturing capacity by approximately 8 GW, including the construction of our fourth manufacturing facility in the United States, which is expected to commence operations in the second half of 2024; our fifth manufacturing facility in the United States, which is expected to commence operations in late 2025; and the expansion of our manufacturing footprint at our existing facilities in Ohio, which is expected to be completed in the first half of 2024. In aggregate, we currently expect our remaining investment in these facilities and upgrades to be approximately $1.7 billion, which we expect to incur throughout 2024 and 2025. The capital expenditures necessary to expand our capacity may be financed, in part, by advance payments from customers for module sales in future periods, the advanced manufacturing production credit described above, and/or near-term bridge financing instruments.

In addition to the expansion plans described above, we continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage (or conversion efficiency), and reducing manufacturing yield losses. We have a demonstrated history of innovation, continuous improvement, and manufacturing success driven by our significant investments in various R&D initiatives. We continue to invest significant financial resources in such initiatives, including approximately $0.2 billion of remaining investment for a dedicated R&D facility in the United States to support the implementation of our technology roadmap. We expect such R&D facility to feature a high-tech pilot manufacturing line, allowing for the production of full-sized prototypes of thin film and multi-junction PV modules. Such R&D facility is expected to be completed in the first half of 2024. During 2024, we expect to spend between $1.7 billion and $1.9 billion for capital expenditures, including the new facilities mentioned above, and upgrades to machinery and equipment that we believe will further increase our module wattage and expand capacity and throughput at our manufacturing facilities. These capital investments, and any other potential investments to implement our technology roadmap, may require significant internal and possibly external sources of capital and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors,” including those described under the headings “Our future success depends on our ability to effectively balance manufacturing production with market demand, effectively manage our cost per watt, and, when necessary, continue to build new manufacturing plants over time in response to market demand, all of which are subject to risks and uncertainties” and “If any future production lines are not built in line with committed schedules, it may adversely affect our future growth plans. If any future production lines do not achieve operating metrics similar to our existing production lines, our solar modules could perform below expectations and cause us to lose customers.”

We have also committed and expect to continue committing significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing costs. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass and cover glass for our PV solar modules. We have the right to terminate certain of these agreements upon payment of specified termination penalties (which, in aggregate, are up to $595 million as of December 31, 2023 and decline over the remaining supply periods). Additionally, for certain strategic suppliers, we have made, and may in the future be required to make, certain advance payments to secure the raw materials necessary for our module manufacturing.

We have also committed certain financial resources to fulfill our solar module collection and recycling obligations and have established a trust under which these funds are put into custodial accounts with an established and reputable bank. As of December 31, 2023, such funds were comprised of restricted marketable securities of $198.3 million and restricted cash and cash equivalents balances of $6.2 million. As of December 31, 2023, our module collection and recycling liability was $135.1 million. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we adjust the funded amounts for our estimated collection and recycling obligations based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

As of December 31, 2023, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 14. “Commitments and Contingencies” to our consolidated financial statements for further information about our financial assurance related instruments.

Cash Flows

The following table summarizes key cash flow activity for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Net cash provided by operating activities	$602,260	$873,369	$237,559
Net cash used in investing activities	(472,791)	(1,192,574)	(99,040)
Net cash provided by financing activities	336,853	309,392	40,550
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	5,285	47,438	3,174
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$471,607	$37,625	$182,243

Operating Activities

The decrease in net cash provided by operating activities during 2023 was primarily driven by higher operating expenditures in support of our ongoing manufacturing expansion and lower advance payments received for future module sales, partially offset by higher cash receipts from modules sold in the current year.

Investing Activities

The decrease in net cash used in investing activities during 2023 was primarily due to higher maturities of marketable securities in the current year, partially offset by higher purchases of property, plant and equipment in the current year and proceeds from the sale of our Japan project development business in the prior year.

Financing Activities

The increase in net cash provided by financing activities during 2023 was primarily due to higher borrowings under the India Credit Facility in the current year compared to net borrowings under various debt arrangements in the prior year.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, which requires greater disaggregation of an entity’s income tax disclosures. Among other things, ASU 2023-09 requires entities to disclose (i) specific categories in the effective tax rate reconciliation, (ii) pretax income or loss from continuing operations, separated between domestic and foreign jurisdictions, (iii) income tax expense or benefit from continuing operations, separated by federal, state, and foreign jurisdictions, and (iv) income taxes paid to federal, state, and foreign jurisdictions. ASU 2023-09 is effective for public companies for annual periods beginning after December 15, 2024, and early adoption is permitted. We are currently evaluating the impact ASU 2023-09 will have on our consolidated financial statements and associated disclosures.

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

Accrued Solar Module Collection and Recycling Liability. We previously established a module collection and recycling program, which has since been discontinued, to collect and recycle modules sold and covered under such program once the modules reach the end of their service lives. For legacy customer sales contracts that were covered under this program, we recognized expense at the time of sale for the estimated cost of our obligations to collect and recycle such modules. We estimate the cost of our collection and recycling obligations based on the present value of the expected future cost of collecting and recycling the solar modules, which includes estimates for the cost of packaging materials; the cost of freight from the solar module installation sites to a recycling center; material, labor, and capital costs; and by-product credits for certain materials recovered during the recycling process. We base these estimates on our experience collecting and recycling solar modules and on certain assumptions regarding the estimated useful lives of modules covered by the program and the number of modules expected to be recycled. In the periods between the time of sale and the related settlement of the collection and recycling obligation, we accrete the carrying amount of the associated liability and classify the corresponding expense within “Selling, general and administrative” expense on our consolidated statements of operations. We periodically review our estimates of expected future recycling costs and may adjust our liability accordingly. Such adjustments are presented within “Cost of Sales” on our consolidated statements of operations. As of December 31, 2023, a 10% increase in the expected future recycling costs would increase the liability by $15.3 million.

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

When we recognize revenue for sales of modules or projects, we accrue liabilities for the estimated future costs of meeting our limited warranty obligations. We make and revise these estimates based primarily on the number of solar modules under warranty installed at customer locations, our historical experience with and projections of warranty claims, and our estimated per-module replacement costs. We also monitor our expected future module performance through certain quality and reliability testing and actual performance in certain field installation sites. During the year ended December 31, 2023, we revised this estimate based on updated information regarding our warranty claims, which reduced our product warranty liability by $5.4 million. This updated information reflected lower-than-expected warranty claims for our older series of module technology and revisions to projected settlements, resulting in reductions to our projected module return rate. In general, we expect the return rates for our Series 6 and Series 7 modules to be lower than our older series, and we estimate that the return rate for such newer series of module technology will be less than 1%. As of December 31, 2023, a 1% increase in the return rate across all series of module technology would increase our product warranty liability by $164.4 million.

Government Grants. We continue to evaluate the extent of benefits available to us pursuant to the IRA, which we expect will favorably impact our results of operations in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and certain solar module components manufactured in the United States and sold to third parties. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell, and (iii) 7 cents multiplied by the capacity of a PV module. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. During the year ended December 31, 2023, we recognized $687.2 million of Section 45X credits as a reduction to “Cost of sales.”

There are currently several critical and complex aspects of the IRA pending technical guidance and regulations from the IRS and U.S. Treasury Department that could affect the estimated benefits we have recognized and expect to recognize from the advanced manufacturing production credit. For further information about the critical aspects of the IRA that are pending technical guidance, see Item 1A. “Risk Factors – We expect certain financial benefits as a result of tax incentives provided by the Inflation Reduction Act of 2022. If these expected financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.” Any modifications to the law or its effects arising, for example, through (i) technical guidance and regulations from the IRS and U.S. Treasury Department, (ii) subsequent amendments to or interpretations of the law, and/or (iii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, could result in material adverse changes to the benefits we have recognized and expect to recognize.

We recognize grants expected to be received directly from a government entity at their stated value. When we expect to transfer grants to a third party, we recognize the grants at, or adjust their carrying value to, the amount expected to be received from the transaction. Accordingly, changes in the expected realization of the grants could affect our results of operations. Additionally, the amount expected to be received from transfers to third parties may fluctuate based on market conditions or other factors that impact whether, and for how much, buyers are willing to purchase such credits.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Cash Flow Exposure. We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, from time to time we may enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. These foreign exchange forward contracts qualify for accounting as cash flow hedges in accordance with Accounting Standards Codification (“ASC”) 815 and we designate them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transaction occurs and impacts earnings. For additional details on our derivative hedging instruments and activities, see Note 10. “Derivative Financial Instruments” to our consolidated financial statements.

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

Transaction Exposure. Many of our subsidiaries have assets and liabilities (primarily cash, receivables, deferred taxes, payables, accrued expenses, lease liabilities, debt, and solar module collection and recycling liabilities) that are denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which these assets and liabilities are denominated will create fluctuations in our reported consolidated statements of operations. We may enter into foreign exchange forward contracts or other financial instruments to economically hedge assets and liabilities against the effects of currency exchange rate fluctuations. The gains and losses on such foreign exchange forward contracts will economically offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency denominated assets and liabilities. For additional details on our economic hedging instruments and activities, see Note 10. “Derivative Financial Instruments” to our consolidated financial statements.

As of December 31, 2023, a 10% change in the U.S. dollar relative to our primary foreign currency exposures would not have had a significant impact to our net foreign currency income or loss, including the effect of our hedging activities.

Interest Rate Risk

Variable Rate Debt Exposure. We are exposed to interest rate risk as certain of our debt arrangements have variable interest rates, exposing us to variability in interest expense and cash flows. See Note 13. “Debt” to our consolidated financial statements for additional information on our debt borrowing rates. An increase in relevant interest rates would increase the cost of borrowing under certain of our debt arrangements. For the year ended December 31, 2023, a 100 basis point change in such variable interest rates would not have had a significant impact to our interest expense.

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

For the year ended December 31, 2023, our marketable securities earned a return of 5%, including the impact of fluctuations in the price of the underlying securities, and had a weighted-average maturity of 1 month as of the end of the period. Based on our investment positions as of December 31, 2023, a hypothetical 100 basis point change in interest rates would have resulted in a $0.4 million change in the market value of our marketable securities investment portfolio. For the year ended December 31, 2023, our restricted marketable securities incurred a loss of 8%, including the impact of fluctuations in the price of the underlying securities, and had a weighted-average maturity of approximately 11 years as of the end of the period. Based on our restricted marketable securities positions as of December 31, 2023, a hypothetical 100 basis point change in interest rates would have resulted in a $17.4 million change in the market value of our restricted marketable securities portfolio.

Commodity and Component Risk

Some of our raw materials and components are sourced from a limited number of suppliers or a single supplier. Although we may enter into long-term supply contracts for certain raw materials and components, we may be exposed to price changes for certain raw materials and components used to manufacture our solar modules for which we are unable to secure long-term supply contracts or for which our demand exceeds our committed supply. From time to time, we may utilize derivative hedging instruments to mitigate such raw material price changes. In addition, the failure of a key supplier could disrupt our supply chain, which could result in higher prices and/or a disruption in our manufacturing process. As a result, we may be in default of our delivery obligations if we experience a manufacturing disruption. In addition to price changes in the raw materials and components used in our manufacturing process, we are also exposed to price changes associated with the shipping, handling, storage, and distribution of our modules. To mitigate such price changes, we have used, and expect to continue using, module contract structures that provide additional consideration to us if the cost of certain raw materials or logistics services exceeds a defined threshold. However, we may be unable to pass along the full amount of cost increases we experience for such raw materials, components, and logistics services to our customers.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has also been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” to determine whether any changes in our internal control over financial reporting occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023.

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

Item 9B. Other Information

Insider Trading Arrangements

From time to time, our directors and officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended December 31, 2023, none of our officers or directors adopted or terminated Rule 10b5-1 trading arrangements or adopted or terminated non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

For information with respect to our executive officers, see Item 1. “Business – Information about Our Executive Officers.” Information concerning our board of directors and audit committee of our board of directors will appear in our 2024 Proxy Statement, under the sections “Directors” and “Corporate Governance,” and information concerning Section 16(a) beneficial ownership reporting compliance will appear in our 2024 Proxy Statement under the section “Section 16(a) Beneficial Ownership Reporting Compliance.” We have adopted a code of business conduct and ethics that applies to all directors, officers, and associates of First Solar. Information concerning this code will appear in our 2024 Proxy Statement under the section “Corporate Governance.” The information in such sections of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information concerning executive compensation and related information will appear in our 2024 Proxy Statement under the section “Executive Compensation,” and information concerning the compensation committee of our board of directors (the “compensation committee”) will appear under the sections “Corporate Governance” and “Compensation Committee Report.” The information in such sections of the 2024 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters, including certain information regarding our equity compensation plans, will appear in our 2024 Proxy Statement under the section “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The information in such section of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2023 concerning securities authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	960,448	$—	6,581,106
Equity compensation plans not approved by stockholders	—	—	—
Total	960,448	$—	6,581,106
——————————
(1)Includes 960,448 shares issuable upon vesting of restricted stock units granted under our 2020 Omnibus Incentive Compensation Plan (“2020 Omnibus Plan”). These restricted stock units include the maximum amount of performance units available for issuance under our long-term incentive program for key executive officers and associates.

(2)The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

See Note 17. “Share-Based Compensation” to our consolidated financial statements for further discussion on our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will appear in our 2024 Proxy Statement under the section “Certain Relationships and Related Party Transactions,” and information concerning director independence will appear in our 2024 Proxy Statement under the section “Corporate Governance.” The information in such sections of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information concerning principal accounting fees and services and the audit committee of our board of directors’ pre-approval policies and procedures for these items will appear in our 2024 Proxy Statement under the section “Principal Accountant Fees and Services.” The information in such section of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First Solar, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Solar, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Accounting for Certain Tax Credits Under the Inflation Reduction Act

As described in Note 2 to the consolidated financial statements, management accounts for government assistance that is not subject to income tax accounting using a grant accounting model, by analogy to international accounting standards for government grants and disclosure of government assistance. Management recognizes such grants when there is reasonable assurance that the Company will comply with the grant’s conditions and that the grant will be received. Government grants not related to long-lived assets are considered income-based grants, which are initially recognized as government grants receivable and as a reduction to the related cost of activities that generated the benefit. As described in Note 9 to the consolidated financial statements, in August 2022, the U.S. President signed into law the Inflation Reduction Act (IRA). Among other things, the IRA offers a tax credit, pursuant to Section 45X of the Internal Revenue Code (IRC), for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Management expects to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. Management recognizes the credit as a reduction to cost of sales in the period the modules are sold to customers, with a corresponding government grants receivable. The Company recognized a benefit to cost of sales of $659.7 million for the year ended December 31, 2023 and a government grants receivable, net of $659.7 million as of December 31, 2023.

The principal considerations for our determination that performing procedures relating to the accounting for certain tax credits under the IRA is a critical audit matter are (i) the significant judgment by management in determining the applicable accounting model related to the Section 45X tax credits; (ii) a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to management’s assessment of the accounting model related to the Section 45X tax credits; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the applicable accounting model related to the laws and regulations related to the IRA. These procedures also included, among others, (i) reading management’s assessment of (a) the models used to account for government assistance; (b) key considerations in determining the accounting model applicable to transferable credits; (c) the financial statement disclosures; and (d) potential alternative accounting views considered; and (ii) evaluating whether management’s assessment is consistent with applicable laws and regulations, as well as the presentation of the Section 45X tax credits within the financial statements, including the recognition of the tax credit as a reduction to cost of sales in the period the modules are sold to customers and as a government grants receivable. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management's assessment of applicable laws and regulations.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
February 27, 2024

We have served as the Company’s or its predecessor’s auditor since 2000, which includes periods before the Company became subject to SEC reporting requirements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,946,994	$1,481,269
Marketable securities	155,495	1,096,712
Accounts receivable trade, net	660,776	324,337
Government grants receivable, net	659,745	—
Inventories	819,899	621,376
Other current assets	391,900	267,727
Total current assets	4,634,809	3,791,421
Property, plant and equipment, net	4,397,285	3,536,902
Deferred tax assets, net	142,819	78,680
Restricted marketable securities	198,310	182,070
Government grants receivable	152,208	—
Goodwill	29,687	14,462
Intangible assets, net	64,511	31,106
Inventories	266,899	260,395
Other assets	478,604	356,192
Total assets	$10,365,132	$8,251,228
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$207,178	$341,409
Income taxes payable	22,134	29,397
Accrued expenses	524,829	382,782
Current portion of debt	96,238	—
Deferred revenue	413,579	263,215
Other current liabilities	42,200	21,245
Total current liabilities	1,306,158	1,038,048
Accrued solar module collection and recycling liability	135,123	128,114
Long-term debt	464,068	184,349
Deferred revenue	1,591,604	944,725
Other liabilities	180,710	119,937
Total liabilities	3,677,663	2,415,173
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 106,847,475 and 106,609,094 shares issued and outstanding at December 31, 2023 and 2022, respectively	107	107
Additional paid-in capital	2,890,427	2,887,476
Accumulated earnings	3,971,066	3,140,289
Accumulated other comprehensive loss	(174,131)	(191,817)
Total stockholders’ equity	6,687,469	5,836,055
Total liabilities and stockholders’ equity	$10,365,132	$8,251,228

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Net sales	$3,318,602	$2,619,319	$2,923,377
Cost of sales	2,017,923	2,549,461	2,193,423
Gross profit	1,300,679	69,858	729,954
Operating expenses:
Selling, general and administrative	197,622	164,724	170,320
Research and development	152,307	112,804	99,115
Production start-up	64,777	73,077	21,052
Litigation loss	35,590	—	—
Total operating expenses	450,296	350,605	290,487
Gain on sales of businesses, net	6,883	253,511	147,284
Operating income (loss)	857,266	(27,236)	586,751
Foreign currency loss, net	(21,533)	(16,414)	(7,975)
Interest income	97,667	33,284	6,179
Interest expense, net	(12,965)	(12,225)	(13,107)
Other (expense) income, net	(29,145)	31,189	314
Income before taxes	891,290	8,598	572,162
Income tax expense	(60,513)	(52,764)	(103,469)
Net income (loss)	$830,777	$(44,166)	$468,693

Net income (loss) per share:
Basic	$7.78	$(0.41)	$4.41
Diluted	$7.74	$(0.41)	$4.38
Weighted-average number of shares used in per share calculations:
Basic	106,795	106,551	106,263
Diluted	107,372	106,551	106,924

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$830,777	$(44,166)	$468,693
Other comprehensive income (loss):
Foreign currency translation adjustments	3,107	(32,021)	(13,213)
Unrealized gain (loss) on marketable securities and restricted marketable securities, net of tax of $(578), $2,639, and $1,497	10,170	(56,744)	(24,666)
Unrealized gain (loss) on derivative instruments, net of tax of $(1,340), $1,678, and $(55)	4,409	(6,690)	3,243
Other comprehensive gain (loss)	17,686	(95,455)	(34,636)
Comprehensive income (loss)	$848,463	$(139,621)	$434,057

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	105,980	$106	$2,866,786	$2,715,762	$(61,726)	$5,520,928
Net income	—	—	—	468,693	—	468,693
Other comprehensive loss	—	—	—	—	(34,636)	(34,636)
Common stock issued for share-based compensation	561	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(209)	—	(15,989)	—	—	(15,989)
Share-based compensation expense	—	—	20,555	—	—	20,555
Balance at December 31, 2021	106,332	106	2,871,352	3,184,455	(96,362)	5,959,551
Net loss	—	—	—	(44,166)	—	(44,166)
Other comprehensive loss	—	—	—	—	(95,455)	(95,455)
Common stock issued for share-based compensation	444	1	—	—	—	1
Tax withholding related to vesting of restricted stock	(167)	—	(12,092)	—	—	(12,092)
Share-based compensation expense	—	—	28,216	—	—	28,216
Balance at December 31, 2022	106,609	107	2,887,476	3,140,289	(191,817)	5,836,055
Net income	—	—	—	830,777	—	830,777
Other comprehensive income	—	—	—	—	17,686	17,686
Common stock issued for share-based compensation	392	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(154)	—	(31,130)	—	—	(31,130)
Share-based compensation expense	—	—	34,081	—	—	34,081
Balance at December 31, 2023	106,847	$107	$2,890,427	$3,971,066	$(174,131)	$6,687,469

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$830,777	$(44,166)	$468,693
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, amortization and accretion	307,994	269,724	259,900
Impairments and net losses on disposal of long-lived assets	1,568	63,338	22,876
Share-based compensation	34,219	28,656	20,902
Deferred income taxes	(60,813)	(12,799)	49,847
Gain on sales of businesses, net	(6,883)	(253,511)	(147,284)
Loss (gain) on sales of marketable securities and restricted marketable securities	9	—	(11,696)
Liabilities assumed by customers for the sale of systems	—	(145,281)	(85,490)
Gain on debt forgiveness	—	(30,201)	—
Other, net	22,053	(1,029)	(3,484)
Changes in operating assets and liabilities:
Accounts receivable, trade and unbilled	(304,183)	118,724	(96,951)
Inventories	(205,106)	16,693	(136,365)
Project assets and PV solar power systems	8,626	(14,336)	23,402
Government grants receivable	(659,745)	—	—
Other assets	(224,333)	(72,602)	(69,942)
Income tax receivable and payable	8,656	43,592	(13,062)
Accounts payable and accrued expenses	79,328	5,569	48,968
Deferred revenue	783,207	912,946	47,062
Other liabilities	(13,114)	(11,948)	(139,817)
Net cash provided by operating activities	602,260	873,369	237,559
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,386,775)	(903,605)	(540,291)
Purchases of marketable securities and restricted marketable securities	(3,612,801)	(3,375,008)	(2,147,136)
Proceeds from sales and maturities of marketable securities and restricted marketable securities	4,563,890	2,646,787	2,294,595
Proceeds from sales of businesses, net of cash and restricted cash sold	7,680	442,302	300,499
Acquisitions, net of cash acquired	(35,739)	—	—
Other investing activities	(9,046)	(3,050)	(6,707)
Net cash used in investing activities	(472,791)	(1,192,574)	(99,040)
Cash flows from financing activities:
Proceeds from borrowings under debt arrangements, net of issuance costs	367,983	397,380	129,215
Repayment of debt	—	(75,896)	(72,676)
Payments of tax withholdings for restricted shares	(31,130)	(12,092)	(15,989)
Net cash provided by financing activities	336,853	309,392	40,550
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	5,285	47,438	3,174
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	471,607	37,625	182,243
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of the period	1,493,462	1,455,837	1,273,594
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of the period	$1,965,069	$1,493,462	$1,455,837
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$249,455	$315,961	$61,598
Proceeds to be received from asset-based government grants	$152,208	$—	$—
Acquisitions funded by contingent consideration	$18,500	$—	$—
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

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to accrued solar module collection and recycling liabilities, product warranties, and government grants. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions.

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

Cash and Cash Equivalents. We consider highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents with the exception of time deposits and U.S. Treasury securities, which are presented as marketable securities.

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

Marketable Securities and Restricted Marketable Securities. We determine the classification of our marketable securities and restricted marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. As of December 31, 2023 and 2022, all of our marketable securities and restricted marketable securities were classified as available-for-sale debt securities. Accordingly, we record them at fair value and account for the net unrealized gains and losses as part of “Accumulated other comprehensive loss” until realized. We record realized gains and losses on the sale of our marketable securities and restricted marketable securities in “Other (expense) income, net” computed using the specific identification method.

We may sell marketable securities prior to their stated maturities after consideration of our liquidity requirements. Accordingly, we view unrestricted securities with maturities beyond 12 months as available to support our current operations and classify such securities as current assets under “Marketable securities” in our consolidated balance sheets. Restricted marketable securities consist of long-term duration marketable securities that we hold in custodial accounts to fund the estimated future costs of our solar module collection and recycling obligations. Accordingly, we classify restricted marketable securities as noncurrent assets under “Restricted marketable securities” in our consolidated balance sheets.

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

Allowance for Credit Losses. The allowance for credit losses is a valuation account that is deducted from a financial asset’s amortized cost to present the net amount we expect to collect from such asset. We estimate allowances for credit losses using relevant available information from both internal and external sources. We monitor the estimated credit losses associated with our trade accounts receivable based primarily on our collection history, which we review annually, and the delinquency status of amounts owed to us, which we determine based on the aging of such receivables. We estimate credit losses associated with our marketable securities and restricted marketable securities based on the external credit ratings for such investments and the historical loss rates associated with such credit ratings, which we obtain from third parties. Such methods and estimates are adjusted, as appropriate, for relevant past events, current conditions, and reasonable and supportable forecasts. We recognize writeoffs within the allowance for credit losses when cash receipts associated with our financial assets are deemed uncollectible.

Government Grants. We account for government assistance that is not subject to the scope of ASC 740 using a grant accounting model, by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, and recognize such grants when we have reasonable assurance that we will comply with the grant’s conditions and that the grant will be received. Government grants whose primary condition is the purchase, construction, or acquisition of a long-lived asset are considered asset-based grants and are recognized as a reduction to such asset’s cost basis, which reduces future depreciation. Other government grants not related to long-lived assets are considered income-based grants, which are initially recognized as “Government grants receivable” and as a reduction to the related cost of activities that generated the benefit. We recognize grants expected to be received directly from a government entity at their stated value. When we expect to transfer grants to a third party, we recognize the grants at, or adjust their carrying value to, the amount expected to be received from the transaction. Proceeds received from asset-based grants are presented as cash inflows from investing activities on the consolidated statements of cash flows, whereas proceeds received from income-based grants are presented as cash inflows from operating activities.

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

We begin depreciation for our property, plant and equipment when the assets are placed in service. We consider such assets to be placed in service when they are both in the location and condition for their intended use. We compute depreciation expense using the straight-line method over the estimated useful lives of assets, as presented in the table below. We depreciate leasehold improvements over the shorter of their estimated useful lives or the remaining term of the lease. The estimated useful life of an asset is reassessed whenever applicable facts and circumstances indicate a change in the asset’s estimated useful life has occurred.

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

We classify long-lived assets or asset groups we plan to sell as “held for sale” on our consolidated balance sheets only after certain criteria have been met, including: (i) management has the authority and commits to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and the plan to sell the asset have been initiated, (iv) the sale of the asset is probable within 12 months, (v) the asset is being actively marketed at a reasonable sales price relative to its current fair value, and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made. We record assets or asset groups held for sale at the lower of their carrying value or fair value less costs to sell. If, due to unanticipated circumstances, such assets or asset groups are not sold in the 12 months after being classified as held for sale, then classification as held for sale would continue as long as the above criteria are still met.

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

The quantitative impairment test is the comparison of the fair value of a reporting unit with its carrying amount, including goodwill. We define the fair value of a reporting unit as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Our modules business represents our only reporting unit and we primarily use an income approach to estimate its fair value. Significant judgment is required when estimating the fair value of a reporting unit, including the forecasting of future operating results and the selection of discount and expected future growth rates used to determine projected cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not impaired, and no further analysis is required. Conversely, if the carrying value of a reporting unit exceeds its estimated fair value, we record an impairment loss equal to the excess, not to exceed the total amount of goodwill allocated to the reporting unit.

Intangible Assets. Intangible assets primarily include acquired technologies, in-process research and development (“IPR&D”) from prior business acquisitions, and our internally-generated intangible assets, substantially all of which are patents on technologies related to our products and production processes. We record an asset for patents after the patent has been issued based on the legal, filing, and other costs incurred to secure it. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and periodically assessed for impairment. When the IPR&D project is complete, it is reclassified as a finite-lived intangible asset. We amortize finite-lived intangible assets on a straight-line basis over their estimated useful lives, which generally range from 5 to 20 years.

Leases. Upon commencement of a lease, we recognize a lease liability for the present value of the lease payments not yet paid, discounted using an interest rate that represents our ability to borrow on a collateralized basis over a period that approximates the lease term. We also recognize a lease asset, which represents our right to control the use of the underlying property, plant or equipment, at an amount equal to the lease liability, adjusted for prepayments, initial direct costs, and any incentives received.

We subsequently recognize the cost of operating leases on a straight-line basis over the lease term. Finance lease right-of-use assets are amortized over the shorter of the estimated useful life of the underlying assets or the lease term, and interest expense on a finance lease liability is recognized using the effective interest method over the lease term. Any variable lease costs, which represent amounts owed to the lessor that are not fixed per the terms of the contract, are recognized in the period in which they are incurred. Any costs included in our lease arrangements that are not directly related to the leased assets, such as maintenance charges, are included as part of the lease costs. Leases with an initial term of one year or less are considered short-term leases and are not recognized as lease assets and liabilities. We recognize the cost of such short-term leases on a straight-line basis over the term of the underlying agreement.

Many of our leases contain renewal or termination options that are exercisable at our discretion. At the commencement date of a lease, we include in the lease term any periods covered by a renewal option and exclude from the lease term any periods covered by a termination option, to the extent we are reasonably certain to exercise such options. In making this determination, the lease term applied would not exceed the expected economic life of the underlying asset.

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

Product Warranties. We provide a limited PV solar module warranty covering defects in materials and workmanship under normal use and service conditions for up to 12.5 years. We also typically warrant that modules installed in accordance with agreed-upon specifications will produce at least 98% of their labeled power output rating during the first year, with the warranty coverage reducing by a degradation factor every year thereafter throughout the limited power output warranty period of up to 30 years. As an alternative form of our standard limited module power output warranty, from time to time we have also offered an aggregated or system-level limited module performance warranty, which is designed for utility-scale systems and provides 25-year system-level energy degradation protection. This warranty represents a practical expedient to address the challenge of identifying, from the potential millions of modules installed in a utility-scale system, individual modules that may be performing below warranty thresholds by focusing on the aggregate energy generated by the system rather than the power output of individual modules.

When we recognize revenue for sales of modules, we accrue liabilities for the estimated future costs of meeting our limited warranty obligations. We make and revise these estimates based primarily on the number of solar modules under warranty installed at customer locations, our historical experience with and projections of warranty claims, and our estimated per-module replacement costs. We also monitor our expected future module performance through quality and reliability testing and actual performance in certain field installation sites.

Accrued Solar Module Collection and Recycling Liability. Historically, we recognized expense at the time of sale for the estimated cost of our future obligations for collecting and recycling solar modules covered by our solar module collection and recycling program. See Note 14. “Commitments and Contingencies” to our consolidated financial statements for further information.

Derivative Instruments. We recognize derivative instruments on our consolidated balance sheets at fair value. On the date that we enter into a derivative contract, we designate the derivative instrument as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a derivative instrument that will not be accounted for using hedge accounting methods. As of December 31, 2023 and 2022, all of our derivative instruments were designated as cash flow hedges or as derivative instruments not accounted for using hedge accounting methods.

We record changes in the fair value of a derivative instrument that is designated and qualifies as a cash flow hedge in “Accumulated other comprehensive loss” until our earnings are affected by the variability of the cash flows from the underlying hedged item. We record any amounts excluded from effectiveness testing in current period earnings in the same income statement line item in which the earnings effect of the hedged item is reported. We report changes in the fair value of derivative instruments that are not designated or do not qualify for hedge accounting in current period earnings. We classify cash flows from derivative instruments on the consolidated statements of cash flows in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

At the inception of a hedge, we formally document all relationships between hedging instruments and the underlying hedged items as well as our risk-management objective and strategy for undertaking the hedge transaction. We also formally assess (both at inception and on an ongoing basis) whether our derivative instruments are highly effective in offsetting changes in the fair value or cash flows of the underlying hedged items and whether those derivatives are expected to remain highly effective in future periods. When we determine that a derivative instrument is not highly effective as a hedge, we discontinue hedge accounting prospectively. When we discontinue hedge accounting and the derivative instrument remains outstanding, we carry the derivative instrument at its fair value on our consolidated balance sheets and recognize subsequent changes in its fair value in current period earnings.

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

Shipping and Handling Costs. We account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products. Accordingly, we record amounts billed for shipping and handling costs as a component of net sales and classify such costs as a component of cost of sales.

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

Share-Based Compensation. We recognize share-based compensation expense for the estimated grant-date fair value of equity awards issued as compensation to employees over the requisite service period, which is generally four or five years. For awards with performance conditions, we recognize share-based compensation expense if it is probable that the performance conditions will be achieved. We account for forfeitures of share-based awards as such forfeitures occur. Accordingly, when an associate’s employment is terminated, all previously unvested awards granted to the associate are forfeited, which results in a benefit to share-based compensation expense in the period of such associate’s termination equal to the cumulative expense recorded through the termination date for the unvested awards. We recognize share-based compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service periods for each separately vesting portion of the award as if each award was in substance multiple awards.

Foreign Currency Translation. The functional currencies of certain of our foreign subsidiaries are their local currencies. Accordingly, we apply period-end exchange rates to translate their assets and liabilities and daily transaction exchange rates to translate their revenues, expenses, gains, and losses into U.S. dollars. We include the associated translation adjustments as a separate component of “Accumulated other comprehensive loss” within stockholders’ equity. The functional currency of our subsidiaries in Malaysia, Singapore, and Vietnam is the U.S. dollar; therefore, we do not translate their financial statements. Gains and losses arising from the remeasurement of monetary assets and liabilities denominated in currencies other than a subsidiary’s functional currency are included in “Foreign currency loss, net” in the period in which they occur.

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

Per Share Data. Basic net income or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potentially dilutive common shares, including restricted stock and performance units, unless there is a net loss for the period. We use the treasury stock method to compute diluted net income per share.

3. Business Acquisitions

In May 2023, we acquired 100% of the shares of Evolar, a developer of perovskite technology, for cash payments of $35.5 million, net of cash acquired of $0.5 million, and a promise to pay additional consideration of up to $42.5 million contingent on the achievement of certain technical milestones. The fair value of such contingent consideration was determined to be $18.5 million at the acquisition date. In connection with applying the acquisition method of accounting, $47.0 million of the purchase price consideration was assigned to an IPR&D intangible asset to be amortized over its useful life upon successful completion of the underlying project, $15.0 million was assigned to goodwill, $9.2 million was assigned to a deferred tax liability, and $2.0 million was assigned to property, plant and equipment.

The acquired IPR&D includes technical information, know-how, and other proprietary information associated with certain production capabilities for perovskite technology. The acquisition is expected to accelerate the development of high efficiency multi-junction devices by integrating Evolar’s know-how with First Solar’s existing R&D capabilities, intellectual property portfolio, and expertise in developing and commercially scaling thin film PV products. The goodwill is attributable to the acquired technical workforce of Evolar and the synergies the Company expects through integrating the acquired technology to accelerate the development of next-generation PV technology. The goodwill resulting from this transaction is not expected to be deductible for income tax purposes.

4. Sales of Businesses

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

In June 2022, we completed the sale of our Japan project development business for an aggregate purchase price of ¥66.4 billion ($490.8 million) and transferred cash and restricted cash of ¥8.4 billion ($61.9 million) to PAG. As a result of this transaction, we recognized a gain of $245.2 million, net of transaction costs, during the year ended December 31, 2022, which was included in “Gain on sales of businesses, net” in our consolidated statements of operations.

During the year ended December 31, 2023, we recognized certain post-closing adjustments and earnouts associated with the prior sale of our Japan project development business, which were included in “Gain on sales of businesses, net” in our consolidated statements of operations.

Sales of North American and International O&M Operations

In March 2021, we completed the sale of our North American O&M operations to a subsidiary of Clairvest and received total consideration of $149.1 million. As a result of this transaction, we recognized a gain of $115.8 million, net of transaction costs and post-closing adjustments, during the year ended December 31, 2021, which was included in “Gain on sales of businesses, net” in our consolidated statements of operations.

In January 2022, we completed the sale of our Chilean O&M operations to a subsidiary of Clairvest and received total consideration of $1.9 million. As a result of this transaction, we recognized a gain of $1.6 million, net of transaction costs and post-closing adjustments, during the year ended December 31, 2022, which was included in “Gain on sales of businesses, net” in our consolidated statements of operations.

In September 2022, we completed the sale of our Australian O&M operations to a separate subsidiary of Clairvest for consideration of $6.0 million. As a result of this transaction, we recognized a gain of $4.4 million, net of transaction costs and post-closing adjustments, during the year ended December 31, 2022, which was included in “Gain on sales of businesses, net” in our consolidated statements of operations.

In September 2022, we also completed the sale of our Japanese O&M operations to a subsidiary of PAG for consideration of ¥692.7 million ($4.8 million). As a result of this transaction, we recognized a gain of $1.4 million, net of transaction costs and post-closing adjustments, during the year ended December 31, 2022, which was included in “Gain on sales of businesses, net” in our consolidated statements of operations.

During the year ended December 31, 2023, we recognized certain post-closing adjustments associated with the prior sale of our O&M operations in a foreign jurisdiction, which was included in “Gain on sales of businesses, net” in our consolidated statements of operations.

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

5. Goodwill and Intangible Assets

Goodwill

Goodwill for the modules business consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31, 2022	Acquisitions (Impairments)	Foreign Currency Translation Adjustments	December 31, 2023
Gross amount (1)	$407,827	$14,952	$273	$423,052
Accumulated impairment losses	(393,365)	—	—	(393,365)
Total	$14,462	$14,952	$273	$29,687

	December 31, 2021	Acquisitions (Impairments)	Foreign Currency Translation Adjustments	December 31, 2022
Gross amount (1)	$407,827	$—	$—	$407,827
Accumulated impairment losses	(393,365)	—	—	(393,365)
Total	$14,462	$—	$—	$14,462
——————————
(1)See Note 3. “Business Acquisitions” to our consolidated financial statements for discussion of our business acquisitions.

We performed our annual impairment analysis in the fourth quarters of 2023, 2022, and 2021. ASC 350-20 allows companies to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value to determine whether it is necessary to perform a quantitative goodwill impairment test. Such qualitative assessment considers various factors, including macroeconomic conditions, industry and market considerations, cost factors, the overall financial performance of a reporting unit, and any other relevant events affecting our company or a reporting unit.

We performed a qualitative assessment for our modules business in each respective period and concluded that it was not more likely than not that the fair value of the modules business was less than its carrying amount. Accordingly, a quantitative goodwill impairment test for the modules business was not required in any period presented.

Intangible assets, net

The following tables summarize our intangible assets at December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$97,645	$(78,659)	$18,986
In-process research and development (1)	43,159	—	43,159
Patents	9,438	(7,072)	2,366
Total	$150,242	$(85,731)	$64,511

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$97,347	$(68,650)	$28,697
Patents	8,970	(6,561)	2,409
Total	$106,317	$(75,211)	$31,106
——————————
(1)See Note 3. “Business Acquisitions” to our consolidated financial statements for discussion of our business acquisitions.

Amortization of intangible assets was $10.5 million, $10.9 million, and $10.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Estimated future amortization expense for our definite-lived intangible assets was as follows at December 31, 2023 (in thousands):

Amortization Expense
2024	$10,487
2025	4,016
2026	2,633
2027	2,533
2028	813
Thereafter	870
Total amortization expense	$21,352

6. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022
Cash and cash equivalents:
Cash	$841,310	$1,476,945
Money market funds	1,105,684	4,324
Total cash and cash equivalents	1,946,994	1,481,269
Marketable securities:
Foreign debt	34,895	59,777
U.S. debt	44,089	56,463
Time deposits	76,511	980,472
Total marketable securities	155,495	1,096,712
Total cash, cash equivalents, and marketable securities	$2,102,489	$2,577,981

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within our consolidated balance sheets as of December 31, 2023 and 2022 to the total of such amounts as presented in the consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	2023	2022
Cash and cash equivalents	Cash and cash equivalents	$1,946,994	$1,481,269
Restricted cash – current	Other current assets	8,262	3,175
Restricted cash – noncurrent	Other assets	3,621	2,734
Restricted cash equivalents – noncurrent	Other assets	6,192	6,284
Total cash, cash equivalents, restricted cash, and restricted cash equivalents		$1,965,069	$1,493,462

During the year ended December 31, 2023, we sold marketable securities for proceeds of $34.9 million and realized a loss of less than $0.1 million on such sales. During the year ended December 31, 2021, we sold marketable securities for proceeds of $5.5 million and realized a gain of less than $0.1 million on such sales. See Note 12. “Fair Value Measurements” to our consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$35,000	$—	$91	$14	$34,895
U.S. debt	45,625	88	1,614	10	44,089
Time deposits	76,533	—	—	22	76,511
Total	$157,158	$88	$1,705	$46	$155,495

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$59,940	$—	$140	$23	$59,777
U.S. debt	58,308	—	1,823	22	56,463
Time deposits	980,810	—	—	338	980,472
Total	$1,099,058	$—	$1,963	$383	$1,096,712

The contractual maturities of our marketable securities as of December 31, 2023 were as follows (in thousands):

Fair Value
One year or less	$141,892
One year to two years	5,156
Two years to three years	4,554
Three years to four years	—
Four years to five years	—
More than five years	3,893
Total	$155,495

7. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Foreign government obligations	$51,229	$46,886
Supranational debt	15,339	8,661
U.S. debt	113,326	109,328
U.S. government obligations	18,416	17,195
Total restricted marketable securities	$198,310	$182,070

Our restricted marketable securities represent long-term investments to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. We have established a trust under which estimated funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. As of December 31, 2023 and 2022, such custodial accounts also included noncurrent restricted cash and cash equivalents balances of $6.2 million and $6.7 million, respectively, which were reported within “Other assets.” Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

During the year ended December 31, 2021, we sold all our restricted marketable securities for proceeds of $258.9 million and realized gains of $11.7 million on such sales, and repurchased $255.6 million of restricted marketable securities as part of our ongoing management of the custodial accounts. See Note 12. “Fair Value Measurements” to our consolidated financial statements for information about the fair value of our restricted marketable securities.

The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of December 31, 2023 and 2022 (in thousands):

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$65,202	$—	$13,963	$10	$51,229
Supranational debt	17,688	—	2,349	—	15,339
U.S. debt	146,484	—	33,129	29	113,326
U.S. government obligations	24,460	—	6,039	5	18,416
Total	$253,834	$—	$55,480	$44	$198,310

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$64,008	$—	$17,112	$10	$46,886
Supranational debt	11,146	—	2,485	—	8,661
U.S. debt	148,288	—	38,932	28	109,328
U.S. government obligations	24,551	—	7,352	4	17,195
Total	$247,993	$—	$65,881	$42	$182,070

As of December 31, 2023, the contractual maturities of these securities were between 7 years and 16 years.

8. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022
Accounts receivable trade, gross	$662,390	$325,379
Allowance for credit losses	(1,614)	(1,042)
Accounts receivable trade, net	$660,776	$324,337

Inventories

Inventories consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022
Raw materials	$478,138	$397,912
Work in process	78,463	66,641
Finished goods	530,197	417,218
Inventories	$1,086,798	$881,771
Inventories – current	$819,899	$621,376
Inventories – noncurrent	$266,899	$260,395

Other current assets

Other current assets consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022
Spare maintenance materials and parts	$148,218	$114,428
Indirect tax receivables	65,301	5,274
Prepaid expenses	62,480	43,262
Operating supplies	43,995	47,492
Insurance receivable for accrued litigation (1)	21,800	—
Restricted cash	8,262	3,175
Prepaid income taxes	7,064	8,314
Derivative instruments (2)	1,778	2,018
Other	33,002	43,764
Other current assets	$391,900	$267,727
——————————
(1)See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our legal proceedings.

(2)See Note 10. “Derivative Financial Instruments” to our consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022
Land	$35,364	$35,259
Buildings and improvements	1,037,421	893,049
Machinery and equipment	3,593,347	2,762,801
Office equipment and furniture	161,187	146,467
Leasehold improvements	40,084	40,160
Construction in progress	1,223,998	1,121,938
Property, plant and equipment, gross	6,091,401	4,999,674
Accumulated depreciation	(1,694,116)	(1,462,772)
Property, plant and equipment, net	$4,397,285	$3,536,902

Depreciation of property, plant and equipment was $310.0 million, $244.9 million, and $233.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Other assets

Other assets consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022
Advance payments for raw materials	$204,370	$91,260
Lease assets (1)	101,468	93,185
Income tax receivables	68,591	56,993
Project assets	28,430	30,108
Prepaid expenses	23,954	11,714
Restricted cash equivalents	6,192	6,284
Restricted cash	3,621	2,734
Other (2)	41,978	63,914
Other assets	$478,604	$356,192
——————————
(1)See Note 11. “Leases” to our consolidated financial statements for discussion of our lease arrangements.

(2)Included $6.2 million of PV solar power systems on our consolidated balance sheet as of December 31, 2022. During 2022, we received multiple non-binding offers to purchase our Luz del Norte PV solar power plant and elected to pursue such opportunities in coordination with the project’s lenders. As a result of the expected sale, we compared the undiscounted future cash flows for the project to its carrying value and determined that the project was not recoverable. Accordingly, we measured the fair value of the project using a market approach valuation technique and recorded an impairment loss of $57.8 million in “Cost of sales” in our consolidated statements of operations. In December 2022, we completed the sale of the project to a subsidiary of Toesca Asset Management.

Accrued expenses

Accrued expenses consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022
Accrued property, plant and equipment	$210,233	$148,777
Accrued inventory	101,161	44,679
Accrued freight	58,494	77,136
Accrued compensation and benefits	55,960	47,939
Accrued other taxes	26,781	19,765
Accrued interest	11,011	2,920
Product warranty liability (1)	5,920	10,660
Other	55,269	30,906
Accrued expenses	$524,829	$382,782
——————————
(1)    See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our “Product Warranties.”

Other current liabilities

Other current liabilities consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022
Accrued litigation (1)	$21,800	$—
Lease liabilities (2)	10,358	9,193
Contingent consideration (3)	7,500	—
Derivative instruments (4)	1,744	6,668
Other	798	5,384
Other current liabilities	$42,200	$21,245
——————————
(1)See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our legal proceedings.

(2)See Note 11. “Leases” to our consolidated financial statements for discussion of our lease arrangements.

(3)See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our contingent consideration arrangements.

(4)See Note 10. “Derivative Financial Instruments” to our consolidated financial statements for discussion of our derivative instruments.

Other liabilities

Other liabilities consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022
Lease liabilities (1)	$53,725	$40,589
Deferred tax liabilities, net (2)	42,771	28,929
Other taxes payable	39,431	13,284
Product warranty liability (3)	19,571	23,127
Contingent consideration (4)	11,000	—
Other	14,212	14,008
Other liabilities	$180,710	$119,937
——————————
(1)See Note 11. “Leases” to our consolidated financial statements for discussion of our lease arrangements.

(2)See Note 18. “Income Taxes” to our consolidated financial statements for discussion of our net deferred tax liabilities.

(3)See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our “Product Warranties.”

(4)See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our contingent consideration arrangements.

9. Government Grants

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

The following table presents the benefits recognized from asset-based government grants in our consolidated balance sheet as of December 31, 2023 and December 31, 2022 (in thousands):

Balance Sheet Line Item	2023	2022
Property, plant and equipment, net	$146,348	$—
Other assets	5,860	—

In February 2021, the state government of Tamil Nadu granted First Solar certain incentives associated with the construction of our first manufacturing facility in India. Among other things, such incentives provide a 24% subsidy for eligible capital investments, contingent upon meeting certain minimum investment and employment commitments. The capital subsidy is expected to be paid in six annual installments beginning in the fiscal year following the initial period of module production. Module production began during the year ended December 31, 2023. Such credit is reflected on our consolidated balance sheets within “Government grants receivable.”

The following table presents the benefits recognized from income-based government grants in our consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021 (in thousands):

Income Statement Line Item	2023	2022	2021
Cost of sales	$659,745	$—	$—

In August 2022, the U.S. President signed into law the IRA. Among other things, the IRA offers a tax credit, pursuant to Section 45X of the IRC, for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell, and (iii) 7 cents multiplied by the capacity of a PV module. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. We recognize such credit as a reduction to “Cost of sales” in the period the modules are sold to customers. Such credit is also reflected on our consolidated balance sheets within “Government grants receivable.”

In December 2023, we entered into an agreement with Fiserv for the sale of $687.2 million of Section 45X tax credits we generated during 2023 for aggregate cash proceeds of $659.7 million. We received initial cash proceeds of $336.0 million in January 2024 and expect to receive the remaining cash proceeds during the first half of 2024. In connection with this transaction, we recognized a loss of $27.5 million during the year ended December 31, 2023, which is reflected in “Cost of sales” in our consolidated statement of operations.

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

The following tables present the fair values of derivative instruments included in our consolidated balance sheets as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Commodity swap contracts	$—	$344
Total derivatives designated as hedging instruments	$—	$344

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1,778	$1,400
Total derivatives not designated as hedging instruments	$1,778	$1,400
Total derivative instruments	$1,778	$1,744

	December 31, 2022
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
Derivatives designated as hedging instruments:
Commodity swap contracts	$—	$17	$4,447	$144
Total derivatives designated as hedging instruments	$—	$17	$4,447	$144

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$2,018	$—	$2,221	$—
Total derivatives not designated as hedging instruments	$2,018	$—	$2,221	$—
Total derivative instruments	$2,018	$17	$6,668	$144

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Foreign Exchange Forward Contracts	Commodity Swap Contracts	Total
Balance as of December 31, 2020	$(3,644)	$1,472	$(2,172)
Amounts recognized in other comprehensive income (loss)	2,864	1,531	4,395
Amount reclassified to cost of sales	1,906	(3,003)	(1,097)
Balance as of December 31, 2021	1,126	—	1,126
Amounts recognized in other comprehensive income (loss)	545	(8,101)	(7,556)
Amount reclassified to cost of sales	(1,671)	859	(812)
Balance as of December 31, 2022	—	(7,242)	(7,242)
Amounts recognized in other comprehensive income (loss)	—	(977)	(977)
Amount reclassified to cost of sales	—	6,726	6,726
Balance as of December 31, 2023	$—	$(1,493)	$(1,493)

During the years ended December 31, 2022 and 2021, we recognized unrealized losses of less than $0.1 million within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges.

The following table presents gains and losses related to derivative instruments not designated as hedges affecting our consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021 (in thousands):

		Amount of (Loss) Gain Recognized in Income
	Income Statement Line Item	2023	2022	2021
Foreign exchange forward contracts	Cost of sales	$—	$583	$57
Foreign exchange forward contracts	Foreign currency loss, net	(8,406)	75,421	15,053
Interest rate swap contracts	Interest expense, net	—	—	(315)

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

Transaction Exposure and Economic Hedging

Many of our subsidiaries have assets and liabilities (primarily cash, receivables, deferred taxes, payables, accrued expenses, lease liabilities, debt, and solar module collection and recycling liabilities) that are denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which these assets and liabilities are denominated will create fluctuations in our reported consolidated statements of operations. We may enter into foreign exchange forward contracts or other financial instruments to economically hedge assets and liabilities against the effects of currency exchange rate fluctuations. The gains and losses on such foreign exchange forward contracts will economically offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency denominated assets and liabilities.

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

As of December 31, 2023 and 2022, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	December 31, 2023
Transaction	Currency	Notional Amount	USD Equivalent
Sell	Canadian dollar	CAD 4.2	$3.2
Sell	Chilean peso	CLP 1,372.6	$1.6
Purchase	Euro	€98.3	$108.7
Sell	Euro	€14.1	$15.6
Sell	Indian rupee	INR 62,967.4	$756.9
Purchase	Japanese yen	¥1,053.6	$7.5
Sell	Japanese yen	¥705.2	$5.0
Purchase	Malaysian ringgit	MYR 160.7	$35.0
Sell	Mexican peso	MXN 34.6	$2.0
Purchase	Singapore dollar	SGD 6.5	$4.9

	December 31, 2022
Transaction	Currency	Notional Amount	USD Equivalent
Sell	Canadian dollar	CAD 4.2	$3.1
Sell	Chilean peso	CLP 5,996.5	$7.0
Purchase	Euro	€160.2	$170.5
Sell	Euro	€38.4	$40.9
Sell	Indian rupee	INR 27,119.5	$327.4
Purchase	Japanese yen	¥2,982.7	$22.4
Sell	Japanese yen	¥8,950.3	$67.1
Purchase	Malaysian ringgit	MYR 99.8	$22.6
Sell	Malaysian ringgit	MYR 13.7	$3.1
Sell	Mexican peso	MXN 34.6	$1.8
Purchase	Singapore dollar	SGD 1.4	$1.0

Commodity Price Risk

From time to time, we use commodity swap contracts to mitigate our exposure to commodity price fluctuations for certain raw materials used in the production of our modules. During the year ended December 31, 2022, we entered into various commodity swap contracts to hedge a portion of our forecasted cash flows for purchases of aluminum frames between July 2022 and December 2023. Such swaps had an aggregate initial notional value based on metric tons of forecasted aluminum purchases, equivalent to $70.5 million, and entitle us to receive a three-month average London Metals Exchange price for aluminum while requiring us to pay certain fixed prices. The notional amount of the commodity swap contracts proportionately adjusted with forecasted purchases of aluminum frames. As of December 31, 2023, there was no notional value associated with these contracts.

These commodity swap contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transactions occur and impact earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of December 31, 2023 and 2022. In the following 12 months, we expect to reclassify into earnings $1.5 million of net unrealized losses related to these commodity swap contracts that are included in “Accumulated other comprehensive loss” at December 31, 2023 as we realize the earnings effects of the related forecasted transactions.

11. Leases

Our lease arrangements include land associated with our corporate and administrative offices, land for our manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Malaysia, India, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the years ended December 31, 2023 and 2022, and as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$14	$—
Interest on lease liabilities	51	—
Operating lease cost	12,090	14,634
Variable lease cost	3,421	2,517
Short-term lease cost	472	339
Total lease cost	$16,048	$17,490

Payments of amounts included in the measurement of operating lease liabilities	$11,815	$15,359
Lease assets obtained in exchange for:
Operating lease liabilities	$7,163	$4,394
Finance lease liabilities	17,063	—

	December 31, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases
Lease assets	$84,419	$17,049	$93,185
Lease liabilities – current	10,307	51	9,193
Lease liabilities – noncurrent	36,662	17,063	40,589

Weighted-average remaining lease term	5 years	40 years	6 years
Weighted-average discount rate	5.2%	5.4%	5.1%

As of December 31, 2023, the future payments associated with our lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
2024	$12,251	$158
2025	11,476	196
2026	9,916	1,014
2027	7,346	1,014
2028	6,978	1,016
Thereafter	5,315	43,266
Total future payments	53,282	46,664
Less: interest	(6,313)	(29,550)
Total lease liabilities	$46,969	$17,114

12. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents and Restricted Cash Equivalents. At December 31, 2023 and 2022, our cash equivalents and restricted cash equivalents consisted of money market funds. We value our cash equivalents and restricted cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At December 31, 2023 and 2022, our marketable securities consisted of foreign debt, U.S. debt, and time deposits, and our restricted marketable securities consisted of foreign and U.S. government obligations, supranational debt, and U.S. debt. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At December 31, 2023 and 2022, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and commodity swap contracts involving major commodity prices. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including credit risk, foreign exchange rates, forward and spot prices for currencies, and forward prices for commodities. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At December 31, 2023 and 2022, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$1,105,684	$1,105,684	$—	$—
Restricted cash equivalents:
Money market funds	6,192	6,192	—	—
Marketable securities:
Foreign debt	34,895	—	34,895	—
U.S. debt	44,089	—	44,089	—
Time deposits	76,511	76,511	—	—
Restricted marketable securities	198,310	—	198,310	—
Derivative assets	1,778	—	1,778	—
Total assets	$1,467,459	$1,188,387	$279,072	$—
Liabilities:
Derivative liabilities	$1,744	$—	$1,744	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$4,324	$4,324	$—	$—
Restricted cash equivalents:
Money market funds	6,284	6,284	—	—
Marketable securities:
Foreign debt	59,777	—	59,777	—
U.S. debt	56,463	—	56,463	—
Time deposits	980,472	980,472	—	—
Restricted marketable securities	182,070	—	182,070	—
Derivative assets	2,035	—	2,035	—
Total assets	$1,291,425	$991,080	$300,345	$—
Liabilities:
Derivative liabilities	$6,812	$—	$6,812	$—

Fair Value of Financial Instruments

At December 31, 2023 and 2022, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Government grants receivable - noncurrent	$152,208	$107,111	$—	$—
Liabilities:
Long-term debt (1)	$500,000	$453,015	$185,000	$160,986
——————————
(1)Excludes unamortized issuance costs and debt arrangements with an original maturity of less than one year.

The carrying values in our consolidated balance sheets of our current trade accounts receivable, current unbilled accounts receivable, restricted cash, accounts payable, accrued expenses, and debt arrangements with an original maturity of less than one year approximated their fair values due to their nature and relatively short maturities; therefore, we excluded them from the foregoing table. The fair value measurements for our noncurrent government grants receivable and long-term debt are considered Level 2 measurements under the fair value hierarchy.

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

13. Debt

Our debt arrangements consisted of the following at December 31, 2023 and 2022 (in thousands):

		Balance (USD)
Loan Agreement	Currency	2023	2022
Revolving Credit Facility	USD	$—	$—
India Credit Facility	USD	500,000	185,000
India Working Capital Facility	INR	60,827	—
Total debt principal		560,827	185,000
Less: unamortized issuance costs		(521)	(651)
Total debt		560,306	184,349
Less: current portion		(96,238)	—
Noncurrent portion		$464,068	$184,349

Revolving Credit Facility

In June 2023, we entered into a credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent, which provides us with the Revolving Credit Facility with an aggregate borrowing capacity of $1.0 billion. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at our option, (i) the Term Secured Overnight Financing Rate (“Term SOFR”), plus a credit spread of 0.10%, plus a margin that ranges from 1.25% to 2.25% or (ii) an alternate base rate as defined in the credit agreement, plus a margin that ranges from 0.25% to 1.25%. The margins under the Revolving Credit Facility are based on the Company’s net leverage ratio or, if the Company elects to switch to a credit ratings-based system after the investment grade ratings trigger date occurs (as defined in the credit agreement), margins are based on the Company’s public debt rating.

In addition to paying interest on outstanding principal under the Revolving Credit Facility, we are required to pay an unused commitment fee that ranges from 0.125% to 0.375% per annum based on the same factors discussed above and the daily unused commitments under the facility. We are also required to pay (i) a letter of credit fee based on the applicable margin for Term SOFR loans on the face amount of each letter of credit, (ii) a letter of credit fronting fee as agreed by the Company and such issuing lender, and (iii) other customary letter of credit fees. Our Revolving Credit Facility matures in June 2028.

As of December 31, 2023, we had no borrowings or letters of credit under our Revolving Credit Facility. Loans and letters of credit issued under the Revolving Credit Facility are secured by liens on substantially all of the Company’s tangible and intangible assets.

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

India Working Capital Facility

In December 2022, FS India Solar Ventures Private Limited, our indirect wholly-owned subsidiary, entered into a working capital facility agreement (the “India Working Capital Facility”) with JPMorgan Chase Bank, N.A. for the issuance of bank guarantees, bonds, and other similar forms of security. During 2023, the India Working Capital

Facility was amended to include certain working capital loans of up to INR 6.2 billion ($74.8 million). The working capital loans bear interest at the applicable India Treasury bill rate or Term SOFR rate for loans denominated in INR or USD, respectively, plus a margin to be mutually decided from time to time. As of December 31, 2023, the balance outstanding on the India Working Capital Facility was INR 5.1 billion ($60.8 million). The outstanding balance matures in the first half of 2024. The India Working Capital Facility is guaranteed by First Solar, Inc.

Interest Rates

As of December 31, 2023, our debt borrowing rates were as follows:

Loan Agreement	Interest Rate	Effective Interest Rate
India Credit Facility	U.S. Treasury Constant Maturity Yield plus 1.75%	5.72%
India Working Capital Facility	India Treasury bill rate plus 2%	8.87%

During the years ended December 31, 2023, 2022, and 2021, we paid $15.0 million, $11.6 million, and $12.7 million, respectively, of interest related to our debt arrangements.

Future Principal Payments

At December 31, 2023, the future principal payments on our debt arrangements were due as follows (in thousands):

Total Debt
2024	$96,277
2025	90,900
2026	90,900
2027	90,950
2028	91,000
Thereafter	100,800
Total debt future principal payments	$560,827

14. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of December 31, 2023, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Revolving Credit Facility (1)	$—	$250.0
Bilateral facilities (2)	188.8	116.3
Surety bonds	21.6	232.0
——————————
(1)Our Revolving Credit Facility provides us with a sub-limit of $250.0 million to issue letters of credit, at a fee based on the applicable margin for Term SOFR loans, a fronting fee, and other customary letter of credit fees.

(2)Of the total letters of credit issued under the bilateral facilities, $9.3 million was secured with cash.

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

Product warranty activities during the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	2023	2022	2021
Product warranty liability, beginning of period	$33,787	$52,553	$95,096
Accruals for new warranties issued	5,416	4,727	9,266
Settlements	(6,058)	(12,690)	(12,337)
Changes in estimate of product warranty liability	(7,654)	(10,803)	(39,472)
Product warranty liability, end of period	$25,491	$33,787	$52,553
Current portion of warranty liability	$5,920	$10,660	$13,598
Noncurrent portion of warranty liability	$19,571	$23,127	$38,955

During the year ended December 31, 2023, we revised our limited product warranty liability estimate based on updated information regarding our warranty claims, which reduced our product warranty liability by $5.4 million. This updated information reflected lower-than-expected warranty claims for our older series of module technology and revisions to projected settlements, resulting in reductions to our projected module return rate. During the years ended December 31, 2022 and 2021, we revised the estimate based on updated information regarding our warranty claims, which reduced our product warranty liability by $10.2 million and $33.1 million, respectively. This updated information reflected lower-than-expected warranty claims for our older series of module technology as well as the evolving claims profile of our newest series of module technology, resulting in reductions to our projected module return rates.

Contingent Consideration

As part of our Evolar acquisition, we agreed to pay additional consideration of up to $42.5 million to the selling shareholders contingent upon the successful achievement of certain technical milestones. See Note 3. “Business Acquisitions” to our consolidated financial statements for further discussion of this acquisition. As of December 31, 2023, we recorded $7.5 million of current liabilities and $11.0 million of long-term liabilities for such contingent obligations based on their estimated fair values.

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

Our module collection and recycling liability was $135.1 million and $128.1 million as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023, 2022, and 2021, we recognized accretion expense of $5.5 million, $5.5 million and $5.4 million, respectively, associated with this liability. See Note 7. “Restricted Marketable Securities” to our consolidated financial statements for more information about our arrangements for funding this liability.

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

Other Matters and Claims

In July 2021, Southern Power Company and certain of its affiliates (“Southern”) filed an arbitration demand with the American Arbitration Association against two subsidiaries of the Company, alleging breach of the EPC agreements for five projects in the United States, for which the Company’s subsidiaries served as the EPC contractor. The arbitration demand asserts breach of obligations to design and engineer the projects in accordance with the EPC agreements, particularly as such obligations relate to the procurement of tracker systems and inverters. The Company and its subsidiaries denied the claims, and defended the claims in arbitration hearings, which concluded in February 2023. In May 2023, the parties submitted their final proposals of individual award claims to the arbitration panel. In July 2023, the arbitration panel entered an interim award to Southern for $35.6 million, which was paid during the year ended December 31, 2023. As a result, we recognized a loss for such interim award in our results of operations for the year ended December 31, 2023. The interim award permitted the parties to raise additional issues with the arbitration panel, and Southern moved for pre- and post-judgment interest and a limited claim for attorneys’ fees. In October 2023, the arbitration panel denied Southern’s motion for interest and attorney’s fees. The final arbitration award, which did not change the results of the interim award, was signed on November 6, 2023. On February 2, 2024, First Solar commenced an action in the New York County Supreme Court seeking to vacate certain aspects of the final award.

During the year ended December 31, 2022, we received several indemnification demands from certain customers, for whom we provided EPC services, regarding claims that such customers’ PV tracker systems infringe, in part, on patents owned by Rovshan Sade (“Sade”), the owner of a company called Trabant Solar, Inc. In January 2023, we were notified by two of our customers that Sade served them with patent infringement complaints, and we have assumed the defense of these claims. We have conducted due diligence on the patents and claims and believe that we will prevail in the actions. In April 2023, we commenced an Inter Partes Review (“IPR”) before the United States Patent and Trademark Office seeking to invalidate such claims. On November 16, 2023, the United States Patent

Trial and Appeal Board declined to hear the First Solar IPR. As a result, the stays in the court actions have been lifted and the litigation will proceed. Plaintiffs submitted required preliminary disclosures on December 28, 2023, which defendants have contended is insufficient. Until this issue is resolved, substantive discovery will not commence. Because we remain in early stages of the litigation, at this time we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from these actions.

In April 2019, a subcontractor of First Solar sustained certain injuries while performing work at a former project site and, in May 2019, commenced legal action against a subsidiary of the Company. In June 2023, a jury awarded damages of approximately $51.3 million to the plaintiff. On September 21, 2023, the Superior Court of California for Monterey County ruled, in response to a motion for remittitur filed by the Company, that the damages awarded to the plaintiff were excessive and reduced the award from $51.3 million to $21.8 million. The plaintiff and defendant have appealed and cross appealed varying aspects of the verdict and the remittitur. Accordingly, due to the uncertainty surrounding the multiple decisions and appeals, as of December 31, 2023, we recorded a $21.8 million accrued litigation payable included in “Other current liabilities” in our consolidated balance sheet. We believe the full amount of awarded damages will be covered by our various insurance policies. Accordingly, we also recorded a $21.8 million receivable included in “Other current assets” in our consolidated balance sheet as of December 31, 2023. The plaintiff did not accept the reduced award by the court ordered deadline of October 10, 2023, and, as a result, the $21.8 million award has been vacated and a new trial will be scheduled. We, in conjunction with our insurance carriers, are challenging the verdict in an appellate court. Pending the outcome of such appeal, there is no verdict, and we are awaiting a new trial to be scheduled.

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

15. Revenue from Contracts with Customers

The following table presents the disaggregation of revenue from contracts with customers for the years ended December 31, 2023, 2022, and 2021 along with the reportable segment for each category (in thousands):

Category	Segment	2023	2022	2021
Solar modules	Modules	$3,296,809	$2,428,278	$2,331,380
Solar power systems	Other	19,951	153,290	513,362
O&M services	Other	1,861	11,995	43,060
Energy generation	Other	(19)	25,756	37,614
EPC services (1)	Other	—	—	(2,039)
Net sales		$3,318,602	$2,619,319	$2,923,377
——————————
(1)For certain of our EPC agreements, we provide an energy performance test during the first or second year of a system’s operation to demonstrate that the actual energy generation for the applicable period meets or exceeds the modeled energy expectation, after certain adjustments. If there is an underperformance event with regard to these tests, we may incur liquidated damages as specified in the applicable EPC agreement. During the year ended December 31, 2021, we accrued liquidated damages for certain of these agreements, which we recognized as a reduction to revenue.

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

We recognize revenue for sales of development projects or completed systems when we enter into the associated sales contract. For certain prior project sales, such revenue included estimated amounts of variable consideration. These estimates may require significant judgment to determine the most likely amount of net contract revenues. The cumulative effect of revisions to estimates is recorded in the period in which the revisions are identified and the amounts can be reasonably estimated. During the years ended December 31, 2023, 2022, and 2021, revenue increased $12.3 million, $1.5 million and $71.3 million, respectively, due to adjustments to the estimated transaction prices for certain projects we previously sold, which represented 3.1%, 0.9%, and 2.1% of the aggregate revenue for such projects, respectively. Changes for the year ended December 31, 2021 were primarily due to a $65.1 million settlement of an outstanding indemnification arrangement associated with the prior sale of a project.

The following table reflects the changes in our contract liabilities, which we classify as “Deferred revenue,” for the year ended December 31, 2023 (in thousands):

	2023	2022	Change
Deferred revenue	$2,005,183	$1,207,940	$797,243	66%

During the year ended December 31, 2023, our contract liabilities increased by $797.2 million primarily due to advance payments received in the current year for future sales of solar modules, partially offset by the recognition of revenue for sales of solar modules for which payment was received in prior years. During the years ended December 31, 2023 and 2022, we recognized revenue of $432.7 million and $279.1 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

As of December 31, 2023, we had entered into contracts with customers for the future sale of 78.3 GW of solar modules for an aggregate transaction price of $23.3 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to the customers. Such aggregate transaction price excludes estimates of variable consideration associated with (i) future module technology improvements, including enhancements to certain energy related attributes, (ii) sales freight in excess of a defined threshold, (iii) changes to certain commodity prices, and (iv) the module wattage committed for delivery, among other things. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price. These contracts may also be subject to amendments as agreed to by the parties to the contract. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

16. Stockholders’ Equity

Preferred Stock

As of December 31, 2023 and 2022, we had authorized 30,000,000 shares of undesignated preferred stock, $0.001 par value, none of which was issued and outstanding. Our board of directors is authorized to determine the rights, preferences, and restrictions on any series of preferred stock that we may issue.

Common Stock

As of December 31, 2023 and 2022, we had authorized 500,000,000 shares of common stock, $0.001 par value, of which 106,847,475 and 106,609,094 shares, respectively, were issued and outstanding. Each share of common stock is entitled to a single vote. We have not declared or paid any dividends through December 31, 2023.

17. Share-Based Compensation

The following table presents share-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Cost of sales (1)	$4,798	$3,174	$892
Selling, general and administrative (1)	25,217	22,367	19,578
Research and development (2)	4,133	3,080	432
Production start-up	71	35	—
Total share-based compensation expense	$34,219	$28,656	$20,902
——————————
(1)On March 31, 2021, we completed the sales of our North American O&M operations and U.S. project development business, which resulted in the forfeiture of unvested shares for associates departing the Company as part of the transactions. See Note 4. “Sales of Businesses” to our consolidated financial statements for further information related to these transactions.

(2)Effective March 15, 2021, our former Chief Technology Officer retired from the Company, which resulted in the forfeiture of his unvested shares during the year ended December 31, 2021.

As of December 31, 2023, we had $36.3 million of unrecognized share-based compensation expense related to unvested restricted stock and performance units, which we expect to recognize over a weighted-average period of approximately 1.4 years. During the years ended December 31, 2023, 2022, and 2021, we recognized an income tax benefit in our statement of operations of $19.3 million, $7.3 million, and $7.5 million, respectively, related to share-based compensation expense, including excess tax benefits. We authorize our transfer agent to issue new shares, net of shares withheld for taxes as appropriate, for the vesting of restricted stock and performance units or grants of unrestricted stock.

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

The 2020 Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, performance units, cash incentive awards, performance compensation awards, and other equity-based and equity-related awards. In addition, the shares underlying any forfeited, expired, terminated, or canceled awards become available for new award grants. We may not grant awards under the 2020 Omnibus Plan after 2030, which is the tenth anniversary of the 2020 Omnibus Plan’s approval by our stockholders. As of December 31, 2023, we had 6,581,106 shares available for future issuance under the 2020 Omnibus Plan.

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

In July 2019, the compensation committee approved grants of performance units for key executive officers to be earned over a multi-year performance period, which ended in December 2021. Vesting of the 2019 grants of performance units was contingent upon the relative attainment of target cost per watt, module wattage, gross profit, and operating income metrics. In March 2022, the compensation committee certified the achievement of the vesting conditions applicable to the grants, which approximated the maximum level of performance. Accordingly, each participant received one share of common stock for each vested performance unit granted, net of any tax withholdings.

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

In May 2021, the compensation committee approved additional grants of performance units for key executive officers to be earned over a multi-year performance period, which ended in December 2023. Vesting of the 2021 grants of performance units is contingent upon the relative attainment of target contracted revenue, cost per watt, incremental average selling price, and operating income metrics, to be certified by the compensation committee in 2024.

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

The following is a summary of our restricted stock unit activity, including performance unit activity, for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units at December 31, 2022	1,310,887	$69.51
Restricted stock units granted (1)	185,155	210.45
Restricted stock units vested	(381,945)	52.44
Restricted stock units forfeited	(153,649)	52.11
Unvested restricted stock units at December 31, 2023	960,448	$106.25
——————————
(1)Restricted stock units granted include the maximum amount of performance units available for issuance under our long-term incentive program for key executive officers and associates. The actual number of shares to be issued will depend on the relative attainment of the performance metrics described above.

We estimate the fair value of our restricted stock unit awards based on our stock price on the grant date. For the years ended December 31, 2022 and 2021, the weighted-average grant-date fair value for restricted stock units granted in such years was $89.21 and $78.86, respectively. The total fair value of restricted stock units vested during 2023, 2022, and 2021 was $20.0 million, $26.4 million, and $27.8 million, respectively.

Unrestricted Stock

During the years ended December 31, 2023, 2022, and 2021, we awarded 11,246; 19,868; and 19,513, respectively, of fully vested, unrestricted shares of our common stock, excluding amounts withheld for taxes, to the chair and independent members of our board of directors. Accordingly, we recognized $2.1 million, $1.9 million, and $1.8 million of share-based compensation expense for these awards during the years ended December 31, 2023, 2022, and 2021, respectively.

18. Income Taxes

In August 2022, the U.S. President signed into law the IRA, which revised U.S. tax law by, among other things, including a new CAMT of 15% on certain large corporations, imposing a 1% excise tax on stock buybacks, and providing various incentives to address climate change, including the introduction of the advanced manufacturing production credit under Section 45X of the IRC. The provisions of the IRA are generally effective for tax years beginning after 2022. In May 2023, the U.S. Treasury Department and the IRS issued initial guidance on the domestic content bonus credit under various sections of the IRC, including Section 45X. In June 2023, the U.S. Treasury Department and the IRS issued notices of proposed rulemaking and public hearing and temporary regulations providing initial guidance on the direct payment election under Section 6417 of the IRC and the elective transfer provisions of Section 6418 of the IRC. In December 2023, the U.S. Treasury Department and the IRS issued a notice of proposed rulemaking and public hearing providing initial guidance that confirms certain key aspects of the Section 45X credit. Given the complexities of the IRA, which is pending technical guidance and final regulations from the IRS and U.S. Treasury Department, we will continue to monitor these developments and evaluate the potential future impact to our results of operations.

In November 2022, the U.S. Treasury Department released proposed foreign tax credit (“FTC”) regulations addressing various aspects of the U.S. FTC regime. Among other items, these proposed regulations provide certain exceptions for determining creditable foreign withholding taxes. Taxpayers may rely on these proposed regulations, which apply to tax years beginning on or after December 28, 2021. As a result of these proposed regulations, foreign withholding taxes will continue to be creditable. In July 2023, the U.S. Treasury Department issued Notice 2023-55, which provides temporary relief for taxpayers in determining whether a foreign tax is eligible for a foreign tax credit for taxable years beginning on or after December 28, 2021 and ending before December 31, 2023. In December 2023, the U.S. Treasury Department issued Notice 2023-80, which extends this relief period until future guidance is issued.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes a number of federal corporate tax relief provisions that are intended to support the ongoing liquidity of U.S. corporations. Among other provisions, the CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years. As a result of the CARES Act, during 2023 we amended our 2016 U.S. corporate income tax return to carry back our 2019 and 2020 net operating losses, which restored certain foreign tax credits. Such restored foreign tax credits were utilized on our concurrently amended 2017 and 2018 U.S. corporate income tax returns. These amended returns also restored other general business credits we expect to utilize in future tax years before the credits expire and eliminated the transition tax liability for accumulated earnings of foreign subsidiaries resulting from the Tax Cuts and Jobs Act.

Although we continue to evaluate our plans for the reinvestment or repatriation of unremitted foreign earnings, we expect to indefinitely reinvest the earnings of our foreign subsidiaries to fund our international operations, with the exception of certain subsidiaries for which applicable taxes have been recorded as of December 31, 2023. Accordingly, we have not recorded any provision for additional U.S. or foreign withholding taxes related to the outside basis differences of our foreign subsidiaries in which we expect to indefinitely reinvest their earnings. However, our future plans for repatriation of unremitted foreign earnings could be affected by our current and future manufacturing expansion activities and the timing of cash collections associated with the IRA credits.

The U.S. and non-U.S. components of our income or loss before income taxes for the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	2023	2022	2021
U.S. income (loss)	$787,598	$(17,652)	$315,297
Non-U.S. income	103,692	26,250	256,865
Income before taxes	$891,290	$8,598	$572,162

The components of our income tax expense or benefit for the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	2023	2022	2021
Current expense:
Federal	$44,693	$8,434	$9,531
State	8,285	399	3,469
Foreign	20,767	49,984	10,109
Total current expense	73,745	58,817	23,109
Deferred (benefit) expense:
Federal	(23,390)	(13,928)	58,510
State	(1,413)	(700)	3,775
Foreign	11,571	8,575	18,075
Total deferred (benefit) expense	(13,232)	(6,053)	80,360
Total income tax expense	$60,513	$52,764	$103,469

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

Our Vietnamese subsidiary has been granted a long-term tax incentive that generally provides a full exemption from Vietnamese income tax through 2023, followed by reduced annual tax rates of 5% through 2032 and 10% through 2036. Such long-term tax incentive is conditional upon our continued compliance with certain revenue and R&D spending thresholds, which we are currently in compliance with and expect to continue to comply with through the expiration of the tax holiday.

Our income tax results differed from the amount computed by applying the relevant U.S. statutory federal corporate income tax rate to our income or loss before income taxes for the following reasons for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023		2022		2021
	Tax	Percent	Tax	Percent	Tax	Percent
Statutory income tax expense	$187,171	21.0%	$1,806	21.0%	$120,154	21.0%
Non-deductible expenses (1)	20,283	2.3%	10,776	125.3%	3,955	0.7%
Changes in valuation allowance	10,873	1.2%	22,239	258.6%	2,603	0.5%
Foreign dividend income	9,115	1.0%	2,857	33.2%	2,611	0.5%
State tax, net of federal benefit	5,468	0.6%	700	8.1%	4,757	0.8%
Foreign tax rate differential	1,018	0.1%	(4,227)	(49.1)%	4,632	0.8%
Change in tax contingency	9	—%	4,326	50.3%	2,198	0.4%
Return to provision adjustments	(3,972)	(0.4)%	(1,767)	(20.5)%	(4,932)	(0.9)%
Tax credits	(9,337)	(1.0)%	(12,654)	(147.2)%	(3,395)	(0.6)%
Effect of tax holiday	(11,501)	(1.3)%	27,424	318.9%	(32,339)	(5.7)%
Share-based compensation	(11,955)	(1.4)%	(1,017)	(11.8)%	(2,991)	(0.5)%
Section 45X production credit	(138,546)	(15.5)%	—	—%	—	—%
Other	$1,887	0.2%	$2,301	26.9%	$6,216	1.1%
Reported income tax expense	$60,513	6.8%	$52,764	613.7%	$103,469	18.1%
——————————
(1)Includes, among other things, excess compensation for executive officers that is not deductible for tax purposes pursuant to Section 162(m) of the IRC.

During the year ended December 31, 2023, we made net tax payments of $90.9 million. During the year ended December 31, 2022, we received net tax refunds of $3.9 million. During the year ended December 31, 2021, we made net tax payments of $38.2 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities calculated under U.S. GAAP and the amounts calculated for preparing our income tax returns. The items that gave rise to our deferred taxes as of December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Deferred tax assets:
Long-term contracts	$211,974	$23,531
Net operating losses	119,822	122,950
Capitalized research and development	53,146	32,932
Inventory	30,787	1,490
Accrued expenses	29,503	28,226
Compensation	16,451	13,167
Tax credits	14,800	103,260
Equity in earnings	4,464	4,172
Deferred expenses	1,590	1,735
Other	28,908	23,827
Deferred tax assets, gross	511,445	355,290
Valuation allowance	(149,424)	(135,763)
Deferred tax assets, net of valuation allowance	362,021	219,527
Deferred tax liabilities:
Property, plant and equipment	(234,394)	(150,477)
Investment in foreign subsidiaries	(6,034)	(5,689)
Acquisition accounting / basis difference	(3,964)	(4,065)
Restricted marketable securities and derivatives	(2,087)	—
Capitalized interest	(1,294)	(1,331)
Other	(14,200)	(8,214)
Deferred tax liabilities	$(261,973)	$(169,776)
Net deferred tax assets	$100,048	$49,751

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

The following table shows changes in the valuation allowance against our deferred tax assets during the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Valuation allowance, beginning of year	$135,763	$123,917	$127,711
Additions	15,109	58,922	8,976
Reversals	(1,448)	(47,076)	(12,770)
Valuation allowance, end of year	$149,424	$135,763	$123,917

We maintained a valuation allowance of $149.4 million and $135.8 million as of December 31, 2023 and 2022, respectively, against certain of our deferred tax assets, as it is more likely than not that such amounts will not be fully realized. During the year ended December 31, 2023, the valuation allowance increased by $13.7 million primarily due to current year operating losses in certain jurisdictions, partially offset by the partial release of the valuation allowance in jurisdictions with current year operating income.

As of December 31, 2023, we had federal and aggregate state net operating loss carryforwards of $7.6 million and $74.1 million, respectively. As of December 31, 2022, we had federal and aggregate state net operating loss carryforwards of $9.0 million and $423.3 million, respectively. If not used, the federal net operating loss carryforwards incurred prior to 2018 will begin to expire in 2030, and the state net operating loss carryforwards will begin to expire in 2029. Federal net operating losses arising in tax years beginning in 2018 may be carried forward indefinitely, and the associated deduction is limited to 80% of taxable income. The utilization of our net operating loss carryforwards is also subject to an annual limitation under Section 382 of the IRC due to changes in ownership. Based on our analysis, we do not believe such limitation will impact our realization of the net operating loss carryforwards as we anticipate utilizing them prior to expiration. As of December 31, 2023, we also had U.S. foreign tax credit carryforwards of $13.9 million. If not used, these credits will begin to expire in 2029.

The following table shows a reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Unrecognized tax benefits, beginning of year	$14,493	$7,811	$5,370
Increases related to prior year tax positions	2,516	4,569	—
Decreases related to prior year tax positions	(437)	—	(44)
Decreases from lapse in statute of limitations	—	(361)	(492)
Decreases relating to settlements with authorities	(2,122)	—	—
Increases related to current tax positions	2,273	2,474	2,977
Unrecognized tax benefits, end of year	$16,723	$14,493	$7,811

If recognized, $16.7 million of unrecognized tax benefits, excluding interest and penalties, would reduce our annual effective tax rate. Due to the uncertain and complex application of tax laws and regulations, it is possible that the ultimate resolution of uncertain tax positions may result in liabilities that could be materially different from these estimates. In such an event, we will record additional tax expense or benefit in the period in which such resolution occurs. Our policy is to recognize any interest and penalties that we may incur related to our tax positions as a component of income tax expense or benefit. During the years ended December 31, 2023, 2022, and 2021, we recognized interest and penalties of $0.4 million, $0.3 million, and $0.3 million, respectively, related to unrecognized tax benefits.

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

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which we operate:

Tax Years
Vietnam	2013 - 2022
United States	2016 - 2022
India	2017 - 2022
Singapore	2018 - 2022
Malaysia	2019 - 2022

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

19. Net Income (Loss) per Share

The calculation of basic and diluted net income (loss) per share for the years ended December 31, 2023, 2022, and 2021 was as follows (in thousands, except per share amounts):

	2023	2022	2021
Basic net income (loss) per share
Numerator:
Net income (loss)	$830,777	$(44,166)	$468,693
Denominator:
Weighted-average common shares outstanding	106,795	106,551	106,263

Diluted net income (loss) per share
Denominator:
Weighted-average common shares outstanding	106,795	106,551	106,263
Effect of restricted stock and performance units	577	—	661
Weighted-average shares used in computing diluted net income (loss) per share	107,372	106,551	106,924

Net income (loss) per share:
Basic	$7.78	$(0.41)	$4.41
Diluted	$7.74	$(0.41)	$4.38

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income (loss) per share for the years ended December 31, 2023, 2022, and 2021 as such shares would have had an anti-dilutive effect (in thousands):

	2023	2022	2021
Anti-dilutive shares	—	576	14

20. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the year ended December 31, 2023 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Marketable Securities and Restricted Marketable Securities	Unrealized (Loss) Gain on Derivative Contracts	Total
Balance as of December 31, 2022	$(121,473)	$(64,780)	$(5,564)	$(191,817)
Other comprehensive income (loss) before reclassifications	1,487	10,739	(977)	11,249
Amounts reclassified from accumulated other comprehensive loss	1,620	9	6,726	8,355
Net tax effect	—	(578)	(1,340)	(1,918)
Net other comprehensive income	3,107	10,170	4,409	17,686
Balance as of December 31, 2023	$(118,366)	$(54,610)	$(1,155)	$(174,131)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021 (in thousands):

Comprehensive Income Components	Income Statement Line Item	2023	2022	2021
Foreign currency translation adjustment:
Foreign currency translation adjustment	Cost of sales	$146	$—	$269
Foreign currency translation adjustment	Gain on sales of businesses, net	—	3,756	—
Foreign currency translation adjustment	Other (expense) income, net	(1,766)	959	(1,203)
Total foreign currency translation adjustment		(1,620)	4,715	(934)
Unrealized (loss) gain on marketable securities and restricted marketable securities	Other (expense) income, net	(9)	—	11,696
Unrealized (loss) gain on derivative contracts:
Foreign exchange forward contracts	Cost of sales	—	1,671	(1,906)
Commodity swap contracts	Cost of sales	(6,726)	(859)	3,003
Total unrealized (loss) gain on derivative contracts		(6,726)	812	1,097
Total (loss) gain reclassified		$(8,355)	$5,527	$11,859

21. Segment and Geographical Information

Our primary segment is our modules business, which involves the design, manufacture, and sale of CdTe solar modules, which convert sunlight into electricity. Third-party customers of our modules segment include system developers, independent power producers, utilities, commercial and industrial companies, and other system owners and operators. Our residual business operations include certain project development activities, O&M services, the results of operations from PV solar power systems we owned and operated in certain international regions, and the sale of such systems to third-party customers.

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

The following tables provide a reconciliation of certain financial information for our reportable segment to information presented in our consolidated financial statements for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31, 2023
	Modules	Other	Total
Net sales	$3,296,809	$21,793	$3,318,602
Gross profit	1,277,421	23,258	1,300,679
Depreciation and amortization expense	294,843	7	294,850
Goodwill	29,687	—	29,687

	Year Ended December 31, 2022
	Modules	Other	Total
Net sales	$2,428,278	$191,041	$2,619,319
Gross profit (loss)	115,397	(45,539)	69,858
Depreciation and amortization expense	230,827	9,361	240,188
Goodwill	14,462	—	14,462

	Year Ended December 31, 2021
	Modules	Other	Total
Net sales	$2,331,380	$591,997	$2,923,377
Gross profit	472,926	257,028	729,954
Depreciation and amortization expense	219,712	12,189	231,901
Goodwill	14,462	—	14,462

The following table presents net sales for the years ended December 31, 2023, 2022, and 2021 by geographic region, based on the customer country of invoicing (in thousands):

	2023	2022	2021
United States	$3,187,603	$2,193,619	$2,456,597
France	68,302	67,656	121,537
Japan	6,949	46,426	207,609
Chile	9	173,279	32,050
All other foreign countries	55,739	138,339	105,584
Net sales	$3,318,602	$2,619,319	$2,923,377

The following table presents long-lived assets, which include property, plant and equipment, lease assets, project assets, and PV solar power systems as of December 31, 2023 and 2022 by geographic region, based on the physical location of the assets (in thousands):

	2023	2022
United States	$2,734,952	$1,876,218
Malaysia	718,692	791,750
Vietnam	544,380	611,031
India	478,667	341,616
All other foreign countries	50,492	45,822
Long-lived assets	$4,527,183	$3,666,437

22. Concentrations of Risks

Customer Concentration Risk. The following customers each comprised 10% or more of our total net sales for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
	% of Net Sales	% of Net Sales	% of Net Sales
Customer #1	10%	10%	*
Customer #2	*	14%	*
Customer #3	*	10%	*
Customer #4	*	*	12%
Customer #5	*	*	10%
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

Production Risk. Shortages of essential components and equipment could occur due to increases in demand or interruptions of supply, which may be exacerbated by the availability of logistics services, thereby adversely affecting our ability to meet customer demand for our products. Our solar modules are currently produced at our facilities in Ohio, Malaysia, Vietnam, and India. Damage to or disruption of these facilities could interrupt our business and adversely affect our ability to generate net sales.

INDEX TO EXHIBITS

The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of First Solar, Inc.	S-1/A	333-135574	10/25/06	3.1
3.2	Amended and Restated Bylaws of First Solar, Inc.	8-K	001-33156	7/26/23	3.1
4.1	Description of the Registrant’s Securities	10-K	001-33156	2/21/20	4.1
10.1+	Form of Change in Control Severance Agreement	S-1/A	333-135574	10/25/06	10.15
10.2	Form of Director and Officer Indemnification Agreement	10-K	001-33156	2/27/13	10.20
10.3+	Employment Agreement, dated March 15, 2011, and Change in Control Severance Agreement, dated April 4, 2011 between First Solar, Inc. and Mark Widmar	10-Q	001-33156	5/5/11	10.3
10.4+	Employment Agreement, effective July 1, 2012, and Change in Control Severance Agreement, effective July 1, 2012 between First Solar, Inc. and Georges Antoun	10-Q	001-33156	8/3/12	10.1
10.5+	Non-Competition and Non-Solicitation Agreement, effective as of March 15, 2011, between First Solar, Inc. and Mark Widmar	10-Q	001-33156	5/7/13	10.2
10.6+	Change in Control Severance Agreement, effective as of July 1, 2012, between First Solar, Inc. and Georges Antoun	10-Q	001-33156	5/7/13	10.3
10.7+	Amendment to Change in Control Severance Agreement	10-Q	001-33156	8/7/13	10.1
10.8	Restricted Cash Assignment of Deposits	10-Q	001-33156	8/6/14	10.2
10.9+	First Solar, Inc. 2015 Omnibus Incentive Compensation Plan	DEF 14A	001-33156	4/8/15	App. A
10.10+	Amendment to Employment Agreement, effective as of July 1, 2016, between First Solar, Inc. and Mark Widmar, and Amendment to Non-Competition and Non-Solicitation Agreement, effective as of July 1, 2016, between First Solar, Inc. and Mark Widmar, and Second Amendment to Change-in-Control Severance Agreement, effective as of July 1, 2016, between First Solar, Inc. and Mark Widmar	10-Q	001-33156	4/28/16	10.1
10.11+	Employment Agreement, effective as of October 24, 2016, and Change-in-Control Severance Agreement, effective as of October 24, 2016, between First Solar, Inc. and Alexander Bradley	10-Q	001-33156	11/3/16	10.1
10.12+	Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of October 7, 2019 between First Solar, Inc. and Caroline Stockdale	10-K	001-33156	2/21/20	10.34
10.13+	First Solar, Inc. 2020 Omnibus Incentive Compensation Plan	DEF 14A	001-33156	4/1/20	App. A
10.14+	Employment Agreement, First Amendment to Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Patrick Buehler	10-Q	001-33156	10/28/20	10.1
10.15+	Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Jason Dymbort	10-Q	001-33156	10/28/20	10.2
10.16+	Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Markus Gloeckler	10-Q	001-33156	10/28/20	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
10.17+	Employment Agreement, First Amendment to Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Michael Koralewski	10-Q	001-33156	10/28/20	10.4
10.18+	First Amendment to Employment Agreement, effective as of October 8, 2020 between First Solar, Inc. and Caroline Stockdale	10-Q	001-33156	10/28/20	10.5
10.19+	Employment Agreement, First Amendment to Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Kuntal Kumar Verma	10-Q	001-33156	10/28/20	10.6
10.20+	First Amendment to Employment Agreement, effective as of January 8, 2021 between First Solar, Inc. and Markus Gloeckler	10-K	001-33156	2/26/21	10.46
10.21+	Form of Performance Unit Award Agreement - Form Perf Unit-012	10-K	001-33156	2/26/21	10.48
10.22+	Form of Grant Notice for 2021-2023 Executive Performance Equity Plan	10-Q	001-33156	7/30/21	10.1
10.23+	Form of Performance Unit Award Agreement - Form Perf Unit-014	10-Q	001-33156	4/28/22	10.1
10.24+	Form of Grant Notice for 2022-2024 Executive Performance Equity Plan	10-Q	001-33156	4/28/22	10.6
10.25‡§	Finance Agreement between FS India Solar Ventures Private Limited and United States International Development Finance Corporation dated July 27, 2022	10-Q	001-33156	7/28/22	10.7
10.26‡§	Guaranty Agreement, dated August 4, 2022, between First Solar, Inc. and United States International Development Finance Corporation	10-Q	001-33156	10/27/22	10.1
10.27+	Form of Performance Unit Award Agreement - Form Perf Unit-015	10-K	001-33156	2/28/23	10.37
10.28+	Form of Grant Notice for 2023-2025 Executive Performance Equity Plan	10-Q	001-33156	4/27/23	10.1
10.29+§	Credit and Guaranty Agreement, dated as of June 30, 2023, among First Solar, Inc., the guarantors from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33156	7/6/23	10.1
10.30+*	Form of Performance Unit Award Agreement - Form Perf Unit-016	—	—	—	—
10.31+*	Form of RSU Award Agreement	—	—	—	—
10.32+*	Form of Grant Notice for RSU Award Agreement	—	—	—	—
10.33+*	Form of Option Award Agreement	—	—	—	—
10.34+*	Form of Share Award Agreement	—	—	—	—
10.35+*	Form of Cash Incentive Award Agreement	—	—	—	—
10.36+*	Form of Performance Cash Incentive Award Agreement	—	—	—	—
21.1*	List of Subsidiaries of First Solar, Inc.	—	—	—	—
23.1*	Consent of Independent Registered Public Accounting Firm	—	—	—	—
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
97.1*	First Solar, Inc. Clawback Policy	—	—	—	—
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—
101.SCH*	XBRL Taxonomy Extension Schema Document	—	—	—	—
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—
101.LAB*	XBRL Taxonomy Label Linkbase Document	—	—	—	—
101.PRE*	XBRL Taxonomy Extension Presentation Document	—	—	—	—
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101	—	—	—	—
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

FIRST SOLAR, INC.

Date: February 27, 2024	By:	/s/ BYRON JEFFERS
	Name:	Byron Jeffers
	Title:	Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK R. WIDMAR	Chief Executive Officer and Director	February 27, 2024
Mark R. Widmar

/s/ ALEXANDER R. BRADLEY	Chief Financial Officer	February 27, 2024
Alexander R. Bradley

/s/ MICHAEL J. AHEARN	Chair of the Board of Directors	February 27, 2024
Michael J. Ahearn

/s/ RICHARD D. CHAPMAN	Director	February 27, 2024
Richard D. Chapman

/s/ ANITA MARANGOLY GEORGE	Director	February 27, 2024
Anita Marangoly George

/s/ GEORGE A. HAMBRO	Director	February 27, 2024
George A. Hambro

/s/ MOLLY E. JOSEPH	Director	February 27, 2024
Molly E. Joseph

/s/ CRAIG KENNEDY	Director	February 27, 2024
Craig Kennedy

/s/ LISA A. KRO	Director	February 27, 2024
Lisa A. Kro

/s/ WILLIAM J. POST	Director	February 27, 2024
William J. Post

/s/ PAUL H. STEBBINS	Director	February 27, 2024
Paul H. Stebbins

/s/ MICHAEL SWEENEY	Director	February 27, 2024
Michael Sweeney

/s/ NORMAN L. WRIGHT	Director	February 27, 2024
Norman L. Wright