Form 10-Q
period 2024-03-31
FIRST SOLAR, INC.
filed 2024-05-01
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

As of April 26, 2024, 107,041,420 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

Throughout this Quarterly Report on Form 10-Q, we refer to First Solar, Inc. and its consolidated subsidiaries as “First Solar,” “the Company,” “we,” “us,” and “our.” Units of electricity are typically stated in gigawatts (“GW”).

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$794,108	$548,286
Cost of sales	448,105	436,235
Gross profit	346,003	112,051
Operating expenses:
Selling, general and administrative	45,827	44,028
Research and development	42,742	30,510
Production start-up	15,408	19,494
Total operating expenses	103,977	94,032
Gain on sales of businesses, net	1,115	(17)
Operating income	243,141	18,002
Foreign currency loss, net	(2,858)	(5,947)
Interest income	27,245	25,822
Interest expense, net	(9,210)	(748)
Other expense, net	(2,799)	(1,456)
Income before taxes	255,519	35,673
Income tax (expense) benefit	(18,903)	6,888
Net income	$236,616	$42,561

Net income per share:
Basic	$2.21	$0.40
Diluted	$2.20	$0.40
Weighted-average number of shares used in per share calculations:
Basic	106,910	106,675
Diluted	107,407	107,154

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$236,616	$42,561
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8,533)	2,655
Unrealized (loss) gain on marketable securities and restricted marketable securities, net of tax of $102 and $(402)	(2,003)	6,966
Unrealized gain on derivative instruments, net of tax of $(308) and $(708)	1,062	2,214
Other comprehensive (loss) income	(9,474)	11,835
Comprehensive income	$227,142	$54,396

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,682,081	$1,946,994
Marketable securities	308,016	155,495
Accounts receivable trade, net	669,745	660,776
Government grants receivable, net	184,761	659,745
Inventories	970,871	819,899
Other current assets	425,919	391,900
Total current assets	4,241,393	4,634,809
Property, plant and equipment, net	4,915,686	4,397,285
Deferred tax assets, net	169,767	142,819
Restricted marketable securities	194,482	198,310
Government grants receivable	347,845	152,208
Goodwill	28,735	29,687
Intangible assets, net	61,889	64,511
Inventories	265,034	266,899
Other assets	535,751	478,604
Total assets	$10,760,582	$10,365,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239,237	$207,178
Income taxes payable	52,060	22,134
Accrued expenses	528,060	524,829
Current portion of debt	200,907	96,238
Deferred revenue	692,675	413,579
Other current liabilities	45,778	42,200
Total current liabilities	1,758,717	1,306,158
Accrued solar module collection and recycling liability	134,250	135,123
Long-term debt	418,695	464,068
Deferred revenue	1,375,407	1,591,604
Other liabilities	170,999	180,710
Total liabilities	3,858,068	3,677,663
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 107,041,246 and 106,847,475 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	107	107
Additional paid-in capital	2,878,330	2,890,427
Accumulated earnings	4,207,682	3,971,066
Accumulated other comprehensive loss	(183,605)	(174,131)
Total stockholders’ equity	6,902,514	6,687,469
Total liabilities and stockholders’ equity	$10,760,582	$10,365,132

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	106,847	$107	$2,890,427	$3,971,066	$(174,131)	$6,687,469
Net income	—	—	—	236,616	—	236,616
Other comprehensive loss	—	—	—	—	(9,474)	(9,474)
Common stock issued for share-based compensation	316	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(122)	—	(18,952)	—	—	(18,952)
Share-based compensation expense	—	—	6,855	—	—	6,855
Balance at March 31, 2024	107,041	$107	$2,878,330	$4,207,682	$(183,605)	$6,902,514

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	106,609	$107	$2,887,476	$3,140,289	$(191,817)	$5,836,055
Net income	—	—	—	42,561	—	42,561
Other comprehensive income	—	—	—	—	11,835	11,835
Common stock issued for share-based compensation	364	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(148)	—	(28,314)	—	—	(28,314)
Share-based compensation expense	—	—	6,591	—	—	6,591
Balance at March 31, 2023	106,825	$107	$2,865,753	$3,182,850	$(179,982)	$5,868,728

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$236,616	$42,561
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	90,584	68,855
Share-based compensation	6,791	6,600
Deferred income taxes	(29,033)	(55,282)
Gain on sales of businesses, net	(1,115)	17
Other, net	(814)	(698)
Changes in operating assets and liabilities:
Accounts receivable, trade	17,499	33,933
Inventories	(149,470)	(122,996)
Government grants receivable	281,889	(70,114)
Other assets	(89,610)	(60,394)
Income tax receivable and payable	26,239	43,646
Accounts payable and accrued expenses	(160,939)	(61,552)
Deferred revenue	37,978	139,713
Other liabilities	1,108	1,113
Net cash provided by (used in) operating activities	267,723	(34,598)
Cash flows from investing activities:
Purchases of property, plant and equipment	(413,456)	(370,961)
Purchases of marketable securities and restricted marketable securities	(569,446)	(1,470,600)
Proceeds from maturities of marketable securities	416,971	1,196,334
Other investing activities	(2,697)	—
Net cash used in investing activities	(568,628)	(645,227)
Cash flows from financing activities:
Proceeds from borrowings under debt arrangements, net of issuance costs	105,420	136,000
Repayment of debt	(45,771)	—
Payments of tax withholdings for restricted shares	(18,952)	(28,314)
Net cash provided by financing activities	40,697	107,686
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,938)	1,495
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(262,146)	(570,644)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of the period	1,965,069	1,493,462
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of the period	$1,702,923	$922,818
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$445,963	$330,830
Proceeds to be received from asset-based government grants	$154,754	$—
Acquisitions funded by contingent consideration	$18,500	$—

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other period. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K, which has been filed with the SEC.

Unless expressly stated or the context otherwise requires, the terms “the Company,” “we,” “us,” “our,” and “First Solar” refer to First Solar, Inc. and its consolidated subsidiaries, and the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report.

2. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents:
Cash	$980,650	$841,310
Money market funds	701,431	1,105,684
Total cash and cash equivalents	1,682,081	1,946,994
Marketable securities:
Foreign debt	34,965	34,895
U.S. debt	44,203	44,089
Time deposits	228,848	76,511
Total marketable securities	308,016	155,495
Total cash, cash equivalents, and marketable securities	$1,990,097	$2,102,489

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 to the total of such amounts as presented in the condensed consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	March 31, 2024	December 31, 2023
Cash and cash equivalents	Cash and cash equivalents	$1,682,081	$1,946,994
Restricted cash – current	Other current assets	8,252	8,262
Restricted cash – noncurrent	Other assets	3,633	3,621
Restricted cash equivalents – noncurrent	Other assets	8,957	6,192
Total cash, cash equivalents, restricted cash, and restricted cash equivalents		$1,702,923	$1,965,069

See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$35,000	$—	$20	$15	$34,965
U.S. debt	45,689	123	1,601	8	44,203
Time deposits	228,917	—	—	69	228,848
Total	$309,606	$123	$1,621	$92	$308,016

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$35,000	$—	$91	$14	$34,895
U.S. debt	45,625	88	1,614	10	44,089
Time deposits	76,533	—	—	22	76,511
Total	$157,158	$88	$1,705	$46	$155,495

The contractual maturities of our marketable securities as of March 31, 2024 were as follows (in thousands):

Fair Value
One year or less	$299,587
One year to two years	4,569
Two years to three years	—
Three years to four years	—
Four years to five years	—
More than five years	3,860
Total	$308,016

3. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Foreign government obligations	$49,894	$51,229
Supranational debt	15,110	15,339
U.S. debt	110,826	113,326
U.S. government obligations	18,652	18,416
Total restricted marketable securities	$194,482	$198,310

Our restricted marketable securities represent long-term investments to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. We have established a trust under which funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. As of March 31, 2024 and December 31, 2023, such custodial accounts also included noncurrent restricted cash and cash equivalents balances of $9.0 million and $6.2 million, respectively, which were reported within “Other assets.” Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted marketable securities.

The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$64,127	$—	$14,223	$10	$49,894
Supranational debt	17,634	—	2,524	—	15,110
U.S. debt	146,030	—	35,176	28	110,826
U.S. government obligations	24,437	—	5,780	5	18,652
Total	$252,228	$—	$57,703	$43	$194,482

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$65,202	$—	$13,963	$10	$51,229
Supranational debt	17,688	—	2,349	—	15,339
U.S. debt	146,484	—	33,129	29	113,326
U.S. government obligations	24,460	—	6,039	5	18,416
Total	$253,834	$—	$55,480	$44	$198,310

As of March 31, 2024, the contractual maturities of these securities were between 7 years and 15 years.

4. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable trade, gross	$671,648	$662,390
Allowance for credit losses	(1,903)	(1,614)
Accounts receivable trade, net	$669,745	$660,776

Inventories

Inventories consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$454,929	$478,138
Work in process	91,051	78,463
Finished goods	689,925	530,197
Inventories	$1,235,905	$1,086,798
Inventories – current	$970,871	$819,899
Inventories – noncurrent	$265,034	$266,899

Other current assets

Other current assets consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Spare maintenance materials and parts	$157,756	$148,218
Indirect tax receivables	85,421	65,301
Prepaid expenses	63,541	62,480
Operating supplies	46,587	43,995
Insurance receivable for accrued litigation (1)	21,800	21,800
Restricted cash	8,252	8,262
Prepaid income taxes	6,267	7,064
Derivative instruments (2)	3,490	1,778
Other	32,805	33,002
Other current assets	$425,919	$391,900
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our legal proceedings.

(2)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Land	$38,799	$35,364
Buildings and improvements	1,042,307	1,037,421
Machinery and equipment	3,651,426	3,593,347
Office equipment and furniture	170,156	161,187
Leasehold improvements	40,322	40,084
Construction in progress	1,748,622	1,223,998
Property, plant and equipment, gross	6,691,632	6,091,401
Accumulated depreciation	(1,775,946)	(1,694,116)
Property, plant and equipment, net	$4,915,686	$4,397,285

Depreciation of property, plant and equipment was $86.7 million and $65.9 million for the three months ended March 31, 2024 and 2023, respectively.

Other assets

Other assets consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Advance payments for raw materials	$259,373	$204,370
Lease assets (1)	99,114	101,468
Income tax receivables	68,591	68,591
Project assets	26,551	28,430
Prepaid expenses	23,917	23,954
Restricted cash equivalents	8,957	6,192
Restricted cash	3,633	3,621
Other (2)	45,615	41,978
Other assets	$535,751	$478,604
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)In November 2023, First Solar entered into a power purchase agreement with Cleantech Solar (“Cleantech”), a leading provider of renewable energy solutions in India and Southeast Asia. Under the agreement, Cleantech plans to construct certain photovoltaic (“PV”) solar and wind generating assets, which are expected to supply electricity to our manufacturing facility in India.

In February 2024, we purchased an ownership interest in a subsidiary of Cleantech for $3.0 million. This subsidiary owns certain of the generation assets that are expected to supply our facility, and we account for our investment in the subsidiary under the equity method of accounting.

During the three months ended March 31, 2024, we received advance payments of $21.4 million from this subsidiary for future module sales and recognized $6.1 million of revenue therefrom on module sales of 24 megawatts.

Accrued expenses

Accrued expenses consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accrued property, plant and equipment	$308,432	$210,233
Accrued freight	64,703	58,494
Accrued inventory	32,243	101,161
Accrued other taxes	31,868	26,781
Accrued compensation and benefits	19,935	55,960
Product warranty liability (1)	5,900	5,920
Accrued interest	4,312	11,011
Other	60,667	55,269
Accrued expenses	$528,060	$524,829
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product Warranties.”

Other current liabilities

Other current liabilities consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accrued litigation (1)	$21,800	$21,800
Lease liabilities (2)	10,523	10,358
Contingent consideration (3)	7,500	7,500
Derivative instruments (4)	1,600	1,744
Other	4,355	798
Other current liabilities	$45,778	$42,200
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

(4)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Other liabilities

Other liabilities consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Lease liabilities (1)	$51,400	$53,725
Deferred tax liabilities, net	41,288	42,771
Other taxes payable	34,775	39,431
Product warranty liability (2)	19,294	19,571
Contingent consideration (3)	11,000	11,000
Other	13,242	14,212
Other liabilities	$170,999	$180,710
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

5. Government Grants

Government grants represent benefits provided by federal, state, or local governments that are not subject to the scope of Accounting Standards Codification (“ASC”) 740. We recognize a grant when we have reasonable assurance that we will comply with the grant’s conditions and that the grant will be received. Government grants whose primary condition is the purchase, construction, or acquisition of a long-lived asset are considered asset-based grants and are recognized as a reduction to such asset’s cost-basis, which reduces future depreciation. Other government grants not related to long-lived assets are considered income-based grants, which are recognized as a reduction to the related cost of activities that generated the benefit.

The following table presents the benefits recognized from asset-based government grants in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands):

Balance Sheet Line Item	March 31, 2024	December 31, 2023
Property, plant and equipment, net	$148,906	$146,348
Other assets	5,848	5,860

In February 2021, the state government of Tamil Nadu, India granted First Solar certain incentives associated with the construction of our first manufacturing facility in the country. Among other things, such incentives provide a 24% subsidy for eligible capital investments, contingent upon meeting certain minimum investment and employment commitments. The capital subsidy funding application process begins in the fiscal year following the initial period of module production and is expected to be paid in six annual installments thereafter. The timing of cash receipts is subject to the completion of audit certifications, funding applications by First Solar, and review by state government authorities. Module production in India began during the year ended December 31, 2023. We expect to submit initial funding applications in the second half of 2024. Such credit is reflected on our condensed consolidated balance sheets within “Government grants receivable.”

The following table presents the benefits recognized from income-based government grants in our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
Income Statement Line Item	2024	2023
Cost of sales	$194,427	$70,114
Research and development	4,000	—

In August 2022, the U.S. President signed into law the Inflation Reduction Act of 2022 (“IRA”). Among other things, the IRA offers a tax credit, pursuant to Section 45X of the Internal Revenue Code (“IRC”), for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the Internal Revenue Service (“IRS”) or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell, and (iii) 7 cents multiplied by the capacity of a PV module. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. We recognize such credit as a reduction to “Cost of sales” in the period the modules are sold to customers. Such credit is also reflected on our condensed consolidated balance sheets within “Government grants receivable.”

In December 2023, we entered into an agreement with Fiserv, Inc. (“Fiserv”) for the sale of $687.2 million of Section 45X tax credits we generated during 2023 for aggregate cash proceeds of $659.7 million. We received initial cash proceeds of $480.0 million during the three months ended March 31, 2024 and received the remaining cash proceeds of $179.7 million in April 2024.

6. Derivative Financial Instruments

As a global company, we are exposed in the normal course of business to various risks, including foreign currency and commodity price risks, that could affect our financial position, results of operations, and cash flows. We may use derivative instruments to hedge against these risks and only hold such instruments for hedging purposes, not for speculative or trading purposes.

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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Commodity swap contracts	$223	$—
Total derivatives designated as hedging instruments	$223	$—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$3,267	$1,600
Total derivatives not designated as hedging instruments	$3,267	$1,600
Total derivative instruments	$3,490	$1,600

	December 31, 2023
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Commodity swap contracts	$—	$344
Total derivatives designated as hedging instruments	$—	$344

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1,778	$1,400
Total derivatives not designated as hedging instruments	$1,778	$1,400
Total derivative instruments	$1,778	$1,744

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

Commodity Swap Contracts
Balance as of December 31, 2023	$(1,493)
Amounts recognized in other comprehensive income (loss)	221
Amount reclassified to cost of sales	1,149
Balance as of March 31, 2024	$(123)

Balance as of December 31, 2022	$(7,242)
Amounts recognized in other comprehensive income (loss)	254
Amount reclassified to cost of sales	2,668
Balance as of March 31, 2023	$(4,320)

The following table presents the effect of derivative instruments not designated as hedges on our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

		Amount of Loss Recognized in Income
		Three Months Ended March 31,
	Income Statement Line Item	2024	2023
Foreign exchange forward contracts	Foreign currency loss, net	$(8,949)	$(4,683)

Foreign Currency Risk

Transaction Exposure and Economic Hedging

Many of our subsidiaries have assets and liabilities (primarily cash, receivables, deferred taxes, payables, accrued expenses, lease liabilities, debt, and solar module collection and recycling liabilities) that are denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which these assets and liabilities are denominated will create fluctuations in our reported condensed consolidated statements of operations. We may enter into foreign exchange forward contracts or other financial instruments to economically hedge assets and liabilities against the effects of currency exchange rate fluctuations. The gains and losses on such foreign exchange forward contracts will economically offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency denominated assets and liabilities.

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

As of March 31, 2024 and December 31, 2023, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	March 31, 2024
Transaction	Currency	Notional Amount	USD Equivalent
Sell	Canadian dollar	CAD 4.2	$3.1
Purchase	Euro	€162.7	$175.5
Sell	Euro	€26.8	$28.9
Sell	Indian rupee	INR 67,848.1	$814.0
Purchase	Japanese yen	¥1,340.0	$8.9
Sell	Japanese yen	¥1,272.6	$8.4
Purchase	Malaysian ringgit	MYR 219.0	$46.3
Sell	Malaysian ringgit	MYR 62.5	$13.2
Sell	Mexican peso	MXN 34.6	$2.1
Purchase	Singapore dollar	SGD 25.8	$19.1

	December 31, 2023
Transaction	Currency	Notional Amount	USD Equivalent
Sell	Canadian dollar	CAD 4.2	$3.2
Sell	Chilean peso	CLP 1,372.6	$1.6
Purchase	Euro	€98.3	$108.7
Sell	Euro	€14.1	$15.6
Sell	Indian rupee	INR 62,967.4	$756.9
Purchase	Japanese yen	¥1,053.6	$7.5
Sell	Japanese yen	¥705.2	$5.0
Purchase	Malaysian ringgit	MYR 160.7	$35.0
Sell	Mexican peso	MXN 34.6	$2.0
Purchase	Singapore dollar	SGD 6.5	$4.9

Commodity Price Risk

From time to time, we use commodity swap contracts to mitigate our exposure to commodity price fluctuations for certain raw materials used in the production of our modules. During the year ended December 31, 2022, we entered into various commodity swap contracts to hedge a portion of our forecasted cash flows for purchases of aluminum frames between July 2022 and December 2023. Such swaps had an aggregate initial notional value based on metric tons of forecasted aluminum purchases, equivalent to $70.5 million, and entitled us to receive a three-month average London Metals Exchange price for aluminum while requiring us to pay certain fixed prices. The notional amount of the commodity swap contracts proportionately adjusted with forecasted purchases of aluminum frames.

During the three months ended March 31, 2024, we entered into various commodity swap contracts to hedge a portion of our forecasted cash flows for purchases of steel between April 2024 and December 2024. Such swaps had an aggregate initial notional value based on short tons of forecasted steel purchases, equivalent to $7.6 million, and entitle us to receive the price based on the U.S. Midwest Hot-Rolled Coil Steel Index while requiring us to pay certain fixed prices. The notional amount of the commodity swap contracts proportionately adjusts with forecasted purchases of steel. As of March 31, 2024, the notional value associated with these contracts was $5.9 million.

These commodity swap contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transactions occur and impact earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of March 31, 2024 and December 31, 2023. In the following 12 months, we expect to reclassify into earnings $0.1 million of net unrealized losses related to these commodity swap contracts that are included in “Accumulated other comprehensive loss” at March 31, 2024 as we realize the earnings effects of the related forecasted transactions.

7. Leases

Our lease arrangements include land associated with our corporate and administrative offices, land for our manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Malaysia, India, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the three months ended March 31, 2024 and 2023, and as of March 31, 2024 and December 31, 2023 (in thousands):

			Three Months Ended March 31,
			2024	2023
Finance lease cost:
Amortization of right-of-use assets			$116	$—
Interest on lease liabilities			230	—
Operating lease cost			3,221	2,937
Variable lease cost			709	895
Short-term lease cost			184	70
Total lease cost			$4,460	$3,902

Payments of amounts included in the measurement of:
Operating lease liabilities			$3,001	$2,753
Finance lease liabilities			46	—
Lease assets obtained in exchange for operating lease liabilities			506	251

	March 31, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Lease assets	$82,181	$16,933	$84,419	$17,049
Lease liabilities – current	10,287	236	10,307	51
Lease liabilities – noncurrent	34,337	17,063	36,662	17,063

Weighted-average remaining lease term	5 years	40 years	5 years	40 years
Weighted-average discount rate	5.2%	5.4%	5.2%	5.4%

As of March 31, 2024, the future payments associated with our lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$9,075	$113
2025	11,525	196
2026	9,857	1,014
2027	7,324	1,014
2028	6,957	1,016
2029	5,294	1,064
Thereafter	13	42,201
Total future payments	50,045	46,618
Less: interest	(5,421)	(29,319)
Total lease liabilities	$44,624	$17,299

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents and Restricted Cash Equivalents. At March 31, 2024 and December 31, 2023, our cash equivalents and restricted cash equivalents consisted of money market funds. We value our cash equivalents and restricted cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At March 31, 2024 and December 31, 2023, our marketable securities consisted of foreign debt, U.S. debt, and time deposits, and our restricted marketable securities consisted of foreign and U.S. government obligations, supranational debt, and U.S. debt. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At March 31, 2024 and December 31, 2023, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and commodity swap contracts involving major commodity prices. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including credit risk, foreign exchange rates, forward and spot prices for currencies, and forward prices for commodities. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At March 31, 2024 and December 31, 2023, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$701,431	$701,431	$—	$—
Restricted cash equivalents:
Money market funds	8,957	8,957	—	—
Marketable securities:
Foreign debt	34,965	—	34,965	—
U.S. debt	44,203	—	44,203	—
Time deposits	228,848	228,848	—	—
Restricted marketable securities	194,482	—	194,482	—
Derivative assets	3,490	—	3,490	—
Total assets	$1,216,376	$939,236	$277,140	$—
Liabilities:
Derivative liabilities	$1,600	$—	$1,600	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$1,105,684	$1,105,684	$—	$—
Restricted cash equivalents:
Money market funds	6,192	6,192	—	—
Marketable securities:
Foreign debt	34,895	—	34,895	—
U.S. debt	44,089	—	44,089	—
Time deposits	76,511	76,511	—	—
Restricted marketable securities	198,310	—	198,310	—
Derivative assets	1,778	—	1,778	—
Total assets	$1,467,459	$1,188,387	$279,072	$—
Liabilities:
Derivative liabilities	$1,744	$—	$1,744	$—

Fair Value of Financial Instruments

At March 31, 2024 and December 31, 2023, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Government grants receivable - noncurrent	$347,845	$310,688	$152,208	$107,111
Liabilities:
Long-term debt (1)	$500,000	$456,132	$500,000	$453,015
——————————
(1)Excludes unamortized issuance costs and debt arrangements with an original maturity of less than one year.

The carrying values in our condensed consolidated balance sheets of our current trade accounts receivable, restricted cash, current government grants receivable, accounts payable, accrued expenses, and debt arrangements with an original maturity of less than one year approximated their fair values due to their nature and relatively short maturities; therefore, we excluded them from the foregoing table. The fair value measurements for our noncurrent government grants receivable and long-term debt are considered Level 2 measurements under the fair value hierarchy.

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

9. Debt

Our debt arrangements consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

		Balance (USD)
Loan Agreement	Currency	March 31, 2024	December 31, 2023
Revolving Credit Facility	USD	$—	$—
India Credit Facility	USD	500,000	500,000
India JPM Working Capital Facility	INR	60,705	60,827
India HSBC Working Capital Facility	INR	59,385	—
Total debt principal		620,090	560,827
Less: unamortized issuance costs		(488)	(521)
Total debt		619,602	560,306
Less: current portion		(200,907)	(96,238)
Noncurrent portion		$418,695	$464,068

Revolving Credit Facility

In June 2023, we entered into a credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent, which provides us with a senior secured credit facility (the “Revolving Credit Facility”) with an aggregate borrowing capacity of $1.0 billion. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at our option, (i) the Term Secured Overnight Financing Rate (“Term SOFR”), plus a credit spread of 0.10%, plus a margin that ranges from 1.25% to 2.25% or (ii) an alternate base rate as defined in the credit agreement, plus a margin that ranges from 0.25% to 1.25%. The margins under the Revolving Credit Facility are based on the Company’s net leverage ratio or, if the Company elects to switch to a credit ratings-based system after the investment grade ratings trigger date occurs (as defined in the credit agreement), the Company’s public debt rating.

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

As of March 31, 2024 and December 31, 2023, we had no borrowings or letters of credit under our Revolving Credit Facility. Loans and letters of credit issued under the Revolving Credit Facility are secured by liens on substantially all of the Company’s tangible and intangible assets.

India Credit Facility

In July 2022, FS India Solar Ventures Private Limited (“FSISV”), our indirect wholly-owned subsidiary, entered into a finance agreement (the “India Credit Facility”) with the U.S. International Development Finance Corporation for aggregate borrowings of up to $500.0 million for the development and construction of a solar module manufacturing facility in India. Principal on the India Credit Facility is payable in scheduled semi-annual installments beginning in the second half of 2024 through the facility’s expected maturity in August 2029. The India Credit Facility is guaranteed by First Solar, Inc.

India JPM Working Capital Facility

In December 2022, FSISV entered into a working capital facility agreement (the “India JPM Working Capital Facility”) with JPMorgan Chase Bank, N.A. for the issuance of bank guarantees, bonds, and other similar forms of security. During 2023, the India JPM Working Capital Facility was amended to include certain working capital loans of up to INR 6.2 billion ($74.8 million). The outstanding balance matures during the second and third quarters of 2024. The India JPM Working Capital Facility is guaranteed by First Solar, Inc.

India HSBC Working Capital Facility

In February 2024, FSISV entered into a working capital facility agreement (the “India HSBC Working Capital Facility”) with the Hongkong and Shanghai Banking Corporation Limited, which provides certain working capital loans of up to INR 8.2 billion ($98.4 million). The outstanding balance matures in the third quarter of 2024. The India HSBC Working Capital Facility is guaranteed by First Solar, Inc.

Interest Rates

As of March 31, 2024, the borrowing rates for our debt arrangements were as follows:

Loan Agreement	Interest Rate Description	Interest Rate
India Credit Facility	U.S. Treasury Constant Maturity Yield plus 1.75%	5.57%
India JPM Working Capital Facility (1)	India Treasury bill rate plus 2%	9.08%
India HSBC Working Capital Facility (1)	India Treasury bill rate plus 1.5% to 1.6%	8.44%
——————————
(1)The weighted-average interest rate for our outstanding short-term debt arrangements was 8.76% as of March 31, 2024.

Future Principal Payments

At March 31, 2024, the future principal payments on our debt arrangements were due as follows (in thousands):

Total Debt
Remainder of 2024	$155,540
2025	90,900
2026	90,900
2027	90,950
2028	91,000
2029	100,800
Thereafter	—
Total debt future principal payments	$620,090

10. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of March 31, 2024, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Revolving Credit Facility (1)	$—	$250.0
Bilateral facilities (2)	188.3	116.7
Surety bonds	28.6	225.0
——————————
(1)Our Revolving Credit Facility provides us with a sub-limit of $250.0 million to issue letters of credit, at a fee based on the applicable margin for Term SOFR loans, a fronting fee, and other customary letter of credit fees.

(2)Of the total letters of credit issued under the bilateral facilities, $9.2 million was secured with cash.

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

Product warranty activities during the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Product warranty liability, beginning of period	$25,491	$33,787
Accruals for new warranties issued	1,397	994
Settlements	(2,192)	(1,326)
Changes in estimate of product warranty liability	498	(140)
Product warranty liability, end of period	$25,194	$33,315
Current portion of warranty liability	$5,900	$10,236
Noncurrent portion of warranty liability	$19,294	$23,079

Indemnifications

In certain limited circumstances, we have provided indemnifications to customers or other parties under which we are contractually obligated to compensate such parties for losses they suffer resulting from a breach of a representation, warranty, or covenant; the resolution of specific matters associated with a project’s development or construction; guarantees of a third party’s payment or performance obligations; or any disallowance or lack of the right to claim all or any portion of certain tax credits. For contracts that have such indemnification provisions, we initially recognize a liability under ASC 460 for the estimated premium that would be required by a guarantor to issue the same indemnity in a standalone arm’s-length transaction with an unrelated party. We may base these estimates on the cost of insurance or other instruments that cover the underlying risks being indemnified and may purchase such instruments to mitigate our exposure to potential indemnification payments. We subsequently measure such liabilities at the greater of the initially estimated premium or the contingent liability required to be recognized under ASC 450. We recognize any indemnification liabilities as a reduction of earnings associated with the related transaction.

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of March 31, 2024 and December 31, 2023, we accrued $2.5 million and $3.3 million of current indemnification liabilities, respectively. As of March 31, 2024, the maximum potential amount of future payments under our indemnifications was $510.1 million.

Contingent Consideration

As part of our acquisition of Evolar AB (“Evolar”) in May 2023, we agreed to pay additional consideration of up to $42.5 million to the selling shareholders contingent upon the successful achievement of certain technical milestones. As of March 31, 2024 and December 31, 2023, we recorded $7.5 million of current liabilities and $11.0 million of long-term liabilities for such contingent obligations based on their estimated fair values.

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

Our module collection and recycling liability was $134.3 million and $135.1 million as of March 31, 2024 and December 31, 2023, respectively. See Note 3. “Restricted Marketable Securities” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

Legal Proceedings

In July 2021, Southern Power Company and certain of its affiliates (“Southern”) filed an arbitration demand with the American Arbitration Association against two subsidiaries of the Company, alleging breach of the engineering, procurement, and construction (“EPC”) agreements for five projects in the United States, for which the Company’s subsidiaries served as the EPC contractor. The arbitration demand asserts breach of obligations to design and engineer the projects in accordance with the EPC agreements, particularly as such obligations relate to the procurement of tracker systems and inverters. The Company and its subsidiaries denied the claims, and defended the claims in arbitration hearings, which concluded in February 2023. In May 2023, the parties submitted their final proposals of individual award claims to the arbitration panel. In July 2023, the arbitration panel entered an interim award to Southern for $35.6 million, which was paid during the year ended December 31, 2023. As a result, we recognized a loss for such interim award in our results of operations for the year ended December 31, 2023. The final arbitration award, which did not change the results of the interim award, was signed on November 6, 2023. On February 2, 2024, First Solar commenced an action in the New York County Supreme Court seeking to vacate certain aspects of the final award. As of April 29, 2024, the petition has been fully briefed, and we are awaiting a decision from the court.

During the year ended December 31, 2022, we received several indemnification demands from certain customers, for whom we provided EPC services, regarding claims that such customers’ PV tracker systems infringe, in part, on patents owned by Rovshan Sade (“Sade”), the owner of a company called Trabant Solar, Inc. In January 2023, we were notified by two of our customers that Sade served them with patent infringement complaints, and we have assumed the defense of these claims. We have conducted due diligence on the patents and claims and believe that we will prevail in the actions. In April 2023, we commenced an Inter Partes Review (“IPR”) before the United States Patent and Trademark Office seeking to invalidate such claims. On November 16, 2023, the United States Patent Trial and Appeal Board declined to hear the First Solar IPR. As a result, the stays in the court actions have been lifted and the litigation will proceed. On March 25, 2024, a new case management order was entered, aligning the schedules for all of the Sade cases. Substantive discovery has not yet commenced. Because we remain in early stages of the litigation, at this time we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from these actions.

In April 2019, a subcontractor of First Solar sustained certain injuries while performing work at a former project site and, in May 2019, commenced legal action against a subsidiary of the Company. In June 2023, a jury awarded damages of approximately $51.3 million to the plaintiff. On September 21, 2023, the Superior Court of California for Monterey County ruled, in response to a motion for remittitur filed by the Company, that the damages awarded to the plaintiff were excessive and reduced the award from $51.3 million to $21.8 million. The plaintiff and defendant have appealed and cross appealed varying aspects of the verdict and the remittitur. Accordingly, due to the uncertainty surrounding the multiple decisions and appeals, as of March 31, 2024, we recorded a $21.8 million accrued litigation payable included in “Other current liabilities” in our condensed consolidated balance sheet. We believe the full amount of awarded damages will be covered by our various insurance policies. Accordingly, we also recorded a $21.8 million receivable included in “Other current assets” in our condensed consolidated balance sheet as of March 31, 2024. The plaintiff did not accept the reduced award by the court ordered deadline of October 10, 2023, and, as a result, the $21.8 million award has been vacated and a new trial will be scheduled. We, in conjunction with our insurance carriers, are challenging the initial verdict in an appellate court, and the plaintiff is cross appealing from the decision to reduce the award, among other issues, stemming from the trial. The parties are awaiting a briefing schedule from the Appellate Court.

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

The following table reflects the changes in our contract liabilities, which we classify as “Deferred revenue,” for the three months ended March 31, 2024 (in thousands):

	March 31, 2024	December 31, 2023	Three Month Change
Deferred revenue	$2,068,082	$2,005,183	$62,899	3%

During the three months ended March 31, 2024, our contract liabilities increased by $62.9 million primarily due to advance payments received in the current year for future sales of solar modules, partially offset by the recognition of revenue for sales of solar modules for which payment was received in prior years. During the three months ended March 31, 2024 and 2023, we recognized revenue of $126.3 million and $90.4 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

As of March 31, 2024, we had entered into contracts with customers for the future sale of 78.3 GW of solar modules for an aggregate transaction price of $23.4 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to the customers. Such aggregate transaction price excludes estimates of variable consideration associated with (i) future module technology improvements, including enhancements to certain energy related attributes, (ii) sales freight in excess of defined thresholds, (iii) changes to certain commodity prices, and (iv) the module wattage committed for delivery, among other things. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price. These contracts may also be subject to amendments as agreed to by the parties to the contract. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

See Note 16. “Segment Reporting” for the disaggregation of revenue by reportable segment.

12. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of sales	$1,027	$926
Selling, general and administrative	4,869	4,782
Research and development	920	877
Production start-up	(25)	15
Total share-based compensation expense	$6,791	$6,600

As of March 31, 2024, we had $52.0 million of unrecognized share-based compensation expense related to unvested restricted stock and performance units, which we expect to recognize over a weighted-average period of approximately 1.7 years.

In March 2020, the compensation committee of our board of directors approved grants of performance units (“PU” or “PUs”) for key executive officers to be earned over a multi-year performance period, which ended in December 2022. Vesting of the 2020 grants of PUs was contingent upon the relative attainment of target contracted revenue, module wattage, and return on capital metrics. In March 2023, the compensation committee certified the achievement of the vesting conditions applicable to the grants, which approximated the target level of performance. Accordingly, each participant received one share of common stock for each vested PU granted, net of any tax withholdings.

In May 2021, the compensation committee approved grants of PUs for key executive officers to be earned over a multi-year performance period, which ended in December 2023. Vesting of the 2021 grants of PUs was contingent upon the relative attainment of target contracted revenue, cost per watt, incremental average selling price, and operating income metrics. In February 2024, the compensation committee certified the achievement of the vesting conditions applicable to the grants, which approximated the maximum level of performance. Accordingly, each participant received one share of common stock for each vested PU granted, net of any tax withholdings.

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

In March 2024, the compensation committee approved additional grants of PUs for key executive officers. Such grants are expected to be earned over a multi-year performance period ending in December 2026. Vesting of the 2024 grants of PUs is contingent upon the relative attainment of target contracted revenue, production, incremental average selling price, and operating margin metrics.

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

13. Income Taxes

The Inflation Reduction Act. In August 2022, the U.S. President signed into law the IRA, which revised U.S. tax law by, among other things, including a new corporate alternative minimum tax of 15% on certain large corporations, imposing a 1% excise tax on stock buybacks, and providing various incentives to address climate change, including the introduction of the advanced manufacturing production credit under Section 45X of the IRC. The provisions of the IRA are generally effective for tax years beginning after 2022. Certain developments to technical guidance and regulations include the following:

•In May 2023, the U.S. Treasury Department and the IRS issued initial guidance on the domestic content bonus credit under various sections of the IRC, including Section 45X.

•In December 2023, the U.S. Treasury Department and the IRS issued a notice of proposed rulemaking and public hearing providing initial guidance that confirms certain key aspects of the Section 45X credit.

•In March 2024, the U.S. Treasury Department and the IRS issued final regulations on the direct payment election under Section 6417 of the IRC. The final regulations apply to tax years ending on or after March 11, 2024 and mostly adopt and confirm the proposed regulations previously issued in June 2023.

•In April 2024, the U.S. Treasury Department and the IRS issued final regulations on the elective transfer provisions under Section 6418 of the IRC. The final regulations will apply 60 days after publication in the Federal Register and mostly adopt and confirm the proposed regulations previously issued in June 2023.

Given the complexities of the IRA, which is pending additional technical guidance and additional final regulations from the IRS and U.S. Treasury Department, we expect to continue to monitor these developments and evaluate the potential future impact to our results of operations.

Foreign tax credit regulations. In November 2022, the U.S. Treasury Department released proposed foreign tax credit (“FTC”) regulations addressing various aspects of the U.S. FTC regime. Among other items, these proposed regulations provide certain exceptions for determining creditable foreign withholding taxes. Taxpayers may rely on these proposed regulations, which apply to tax years beginning on or after December 28, 2021. As a result of these proposed regulations, foreign withholding taxes will continue to be creditable. In July 2023, the U.S. Treasury Department issued Notice 2023-55, which provides temporary relief for taxpayers in determining whether a foreign tax is eligible for a foreign tax credit for taxable years beginning on or after December 28, 2021, and ending before December 31, 2023. In December 2023, the U.S. Treasury Department issued Notice 2023-80, which extends this relief period until future guidance is issued.

Pillar Two. In December 2021, the Organization for Economic Co-operation and Development released model rules for a new global minimum tax framework (“Pillar Two”). Certain governments in countries in which we operate have enacted local Pillar Two legislation, with an effective date from January 1, 2024. We currently do not expect Pillar Two to have a material impact on our 2024 financial statements. As these legislative changes develop and expand, we expect to continue to monitor these changes and evaluate the potential impact to our financial results.

Our effective tax rate was 7.4% and (19.3)% for the three months ended March 31, 2024 and 2023, respectively. The increase in our effective tax rate was primarily driven by the relative size of our pretax income in the prior period and higher prior period excess tax benefits associated with share-based compensation, partially offset by higher prior period losses in certain jurisdictions for which no tax benefit could be recorded. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to the effect of tax law changes associated with the IRA described above and excess tax benefits associated with share-based compensation.

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

We are subject to audit by federal, state, local, and foreign tax authorities. We are currently under examination in India, Chile, Singapore, and Malaysia. We believe that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed by our tax examinations are not resolved in a manner consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

14. Net Income per Share

The calculation of basic and diluted net income per share for the three months ended March 31, 2024 and 2023 was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic net income per share
Numerator:
Net income	$236,616	$42,561
Denominator:
Weighted-average common shares outstanding	106,910	106,675

Diluted net income per share
Denominator:
Weighted-average common shares outstanding	106,910	106,675
Effect of restricted stock and performance units	497	479
Weighted-average shares used in computing diluted net income per share	107,407	107,154

Net income per share:
Basic	$2.21	$0.40
Diluted	$2.20	$0.40

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income per share for the three months ended March 31, 2024 and 2023 as such shares would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2024	2023
Anti-dilutive shares	17	11

15. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2024 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Marketable Securities and Restricted Marketable Securities	Unrealized (Loss) Gain on Derivative Instruments	Total
Balance as of December 31, 2023	$(118,366)	$(54,610)	$(1,155)	$(174,131)
Other comprehensive (loss) income before reclassifications	(8,533)	(2,105)	221	(10,417)
Amounts reclassified from accumulated other comprehensive loss	—	—	1,149	1,149
Net tax effect	—	102	(308)	(206)
Net other comprehensive (loss) income	(8,533)	(2,003)	1,062	(9,474)
Balance as of March 31, 2024	$(126,899)	$(56,613)	$(93)	$(183,605)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended March 31,
		2024	2023
Foreign currency translation adjustment:
Foreign currency translation adjustment	Cost of sales	$—	$146
Foreign currency translation adjustment	Other expense, net	—	(10)
Total foreign currency translation adjustment		—	136
Unrealized loss on derivative contracts:
Commodity swap contracts	Cost of sales	(1,149)	(2,668)
Total loss reclassified		$(1,149)	$(2,532)

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

See Note 21. “Segment and Geographical Information” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional discussion of our segment reporting.

The following tables provide a reconciliation of certain financial information for our reportable segment to information presented in our condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 and as of March 31, 2024 and December 31, 2023 (in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Modules	Other	Total	Modules	Other	Total
Net sales	$793,434	$674	$794,108	$536,590	$11,696	$548,286
Gross profit (loss)	346,168	(165)	346,003	106,894	5,157	112,051
Depreciation and amortization expense	81,062	3	81,065	61,583	2	61,585

	March 31, 2024			December 31, 2023
	Modules	Other	Total	Modules	Other	Total
Goodwill	$28,735	$—	$28,735	$29,687	$—	$29,687

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

•our ability to prevent and/or minimize the impact of cybersecurity incidents or information security breaches;

•our continued investment in R&D;

•the supply and price of components and raw materials, including CdTe;

•our ability to attract, train, retain and successfully integrate key talent into our team; and

•all other matters discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the SEC.

You should carefully consider the risks and uncertainties described in this section. The following discussion and analysis of our business, financial condition, and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q.

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

Certain of our financial results and other key operational developments for the three months ended March 31, 2024 include the following:

•Net sales for the three months ended March 31, 2024 increased by 45% to $794.1 million compared to $548.3 million for the same period in 2023. The increase was primarily driven by an increase in the volume of modules sold to third parties and an increase in the average selling price per watt of our modules.

•Gross profit as a percentage of net sales for the three months ended March 31, 2024 increased 23.2 percentage points to 43.6% from 20.4% for the same period in 2023. The increase in gross profit was primarily due to the recognition of the advanced manufacturing production credit under Section 45X of the IRC, reductions in sales freight costs, and a higher average selling price per watt for modules sold in the current period.

•As of March 31, 2024, our total installed nameplate production capacity across all our facilities was approximately 17.6 GW. During the three months ended March 31, 2024, we produced 3.6 GW and sold 2.7 GW of solar modules. During 2024, we expect to produce between 15.6 GW and 16.0 GW and sell between 15.6 GW and 16.3 GW of solar modules.

•In December 2023, we entered into an agreement with Fiserv for the sale of $687.2 million of Section 45X tax credits we generated during 2023 for aggregate cash proceeds of $659.7 million. We received initial cash proceeds of $480.0 million during the three months ended March 31, 2024 and received the remaining cash proceeds of $179.7 million in April 2024.

Market Overview

Solar energy is one of the fastest growing forms of renewable energy with numerous economic and environmental benefits that make it an attractive complement to and/or substitute for traditional forms of energy generation. Over the past decade, the cost of producing electricity from PV solar power systems has decreased to levels that are competitive with or below the wholesale price of electricity in many markets. This price decline has opened new possibilities to develop systems in many locations with limited or no financial incentives, thereby promoting the widespread adoption of solar energy. Other technological developments in the industry, such as the advancement of energy storage capabilities, have further enhanced the prospects of solar energy as an alternative to traditional forms of energy generation. In addition to these economic benefits, solar energy has substantial environmental benefits. For example, PV solar power systems generate no greenhouse gas or other emissions and use minimal amounts of water compared to traditional energy generation assets. As a result of these and other factors, worldwide solar markets continue to develop and expand.

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

Supply and demand. As a result of the market opportunities and increased demand described above, we are in the process of expanding our manufacturing capacity by approximately 7.6 GW, including the construction of our fourth and fifth manufacturing facilities in the United States, which are expected to commence operations in the second half of 2024 and late 2025, respectively; and the expansion of our manufacturing footprint at our existing facilities in Ohio, which is expected to be completed in the first half of 2024. We continue to evaluate opportunities for future expansion worldwide. In the aggregate, we believe manufacturers of solar cells and modules, particularly those in China, have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. Accordingly, we believe the solar industry may experience periods of structural imbalance between supply and demand, which could lead to periods of pricing volatility. In light of such market realities, we continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process and distributed manufacturing presence, our R&D capabilities, the sustainability advantage of our modules, and our financial stability.

Pricing competition. The solar industry has been characterized by intense pricing competition, both at the module and system levels. This competition may result in an environment in which pricing falls rapidly, which could potentially increase demand for solar energy solutions but constrain the ability for project developers and module manufacturers to sustain meaningful and consistent profitability. Our results of operations could be adversely affected if competitors reduce pricing below their costs, bid aggressively low prices for module sale agreements, or are able to operate at minimal or negative operating margins for sustained periods of time. For certain of our competitors, including many in China, these practices may be enabled by their direct or indirect access to sovereign capital or other forms of state support. Although module average selling prices in many global markets have declined, near-term module pricing in the United States, our primary market, remains relatively stable due, in part, to the rising demand for domestically manufactured modules as a result of the IRA.

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

•Multi-junction. We continue to evaluate opportunities to develop and leverage other solar cell technologies in multi-junction applications that combine our thin film PV technology with another high efficiency PV semiconductor, with each layer optimized for a different range of the solar spectrum. We believe such applications, which are expected to utilize at least one thin-film semiconductor, have the potential to significantly increase the efficiency of PV modules beyond the limits of traditional single-junction devices. Our acquisition of Evolar accelerates the development of high efficiency multi-junction devices by integrating Evolar’s know-how with First Solar’s existing R&D capabilities.

Product efficiencies. The efficiencies gained from the vertical integration of our manufacturing model and our continued ability to reduce costs allow us to compete favorably in markets where pricing for modules and systems is highly competitive. Our cost competitiveness is based in large part on our advanced thin film semiconductor technology, module wattage (or conversion efficiency), proprietary manufacturing process (which enables us to produce a CdTe module in a matter of hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), and our focus on operational excellence. In addition, our CdTe modules use approximately 2% to 3% of the amount of semiconductor material that is used to manufacture conventional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels. In recent years, polysilicon consumption per cell has been reduced through various initiatives, which have contributed to declines in our relative manufacturing cost competitiveness over conventional crystalline silicon module manufacturers.

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

In addition to these technological advantages, we warrant that our solar modules will produce at least 98% of their labeled power output rating during the first year, with the warranty coverage reducing by a degradation factor between 0.3% and 0.5%, depending on the module series, every year thereafter throughout the limited power output warranty period of up to 30 years. As a result of these and other factors, our solar modules can produce more annual energy in real world operating conditions than conventional crystalline silicon modules with the same nameplate capacity.

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

Certain Trends and Uncertainties

We believe that our business, financial condition, and results of operations may be favorably or unfavorably impacted by the following trends and uncertainties. See Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 for discussions of other risks (the “Risk Factors”) that may affect us.

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

Demand for our PV solar module offerings depends, in part, on market factors outside our control. For example, many governments have proposed or enacted policies or support programs intended to encourage renewable energy investments to achieve decarbonization objectives and/or establish greater energy independence. While we compete in markets that do not require solar-specific government subsidies or support programs, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for our solar modules. Recent developments to government support programs include the following:

•United States. In August 2022, the U.S. President signed the IRA into law, which is intended to accelerate the country’s ongoing transition to clean energy. Among other things, the financial incentives provided by the IRA have significantly increased demand for modules manufactured in the United States. Accordingly, the demand for these solar modules is expected to increase domestic manufacturing in the near term, which may result in localized supply chain constraints and periods of inflationary pricing for certain of our key raw materials. The financial incentives provided by the IRA have also increased demand for solar modules in general due to the incremental tax credit available for the qualified production of clean hydrogen that is powered by renewable resources. There are currently several critical and complex aspects of the IRA pending further technical guidance and final regulations from the IRS and the U.S. Treasury Department, which in 2023 released a notice of intent to issue proposed regulations for the domestic content bonus tax credit and notices of proposed rulemaking and temporary regulations for the direct payment election and the tax credit transfer election. This initial guidance is subject to revision prior to the publishing of final regulations by the IRS and U.S. Treasury Department. Given the complexities of the IRA, we continue to evaluate the extent of benefits available to us, which we expect will favorably impact our results of operations in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. See Note 5. “Government Grants” to our condensed consolidated financial statements for discussion of our expectation of the financial benefits available to us under the IRA.

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

Demand for our solar energy solutions also depends on domestic or international trade policies and government regulations, which may be proposed, revised, and/or enacted across short- and long-term time horizons with varying degrees of impact to our net sales, profit, and manufacturing operations. Changes in these policies and regulations could adversely impact the competitive landscape of solar markets, which could reduce demand for our solar modules. Recent revisions or proposed changes to trade policy and government regulations include the following:

•United States. The United States currently imposes antidumping and countervailing duties (“AD/CVD”) on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such AD/CVD can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce (“USDOC”), and a decline in duty rates or the USDOC’s failure to fully enforce U.S. AD/CVD laws could have an adverse impact on our operating results. In August 2023, the USDOC issued final affirmative circumvention rulings, finding that solar panels completed in Cambodia, Malaysia, Thailand, and Vietnam using parts and components produced in China circumvent the pre-existing AD/CVD orders on China. Such duties are set to apply to circumventing imports on or after June 6, 2024, as well as any circumventing imports prior to that date in violation of certain requirements, including that they are imported, used, and installed by certain dates in 2024. Our operating results could be adversely impacted if the USDOC and other U.S. government agencies do not enforce the affirmative circumvention rulings as expected or if pending litigation challenges result in a modification of the rulings. Conversely, effective enforcement could positively impact our operating results.

•United States. In October 2023, a coalition of U.S. aluminum extruders and a labor union filed AD/CVD petitions with the USDOC related to aluminum extrusions from 15 countries. The USDOC has initiated investigations based on the petitions. First Solar imports certain items that appear to be within the scope of the investigations. Our operating results could be adversely impacted if the USDOC imposes duties on such imports. A preliminary determination related to the petitions is expected to be announced by the USDOC in early May 2024.

•United States. In April 2024, the American Alliance for Solar Manufacturing Trade Committee, which includes First Solar, filed a set of AD/CVD petitions with the U.S. International Trade Commission and the USDOC to impose duties on unfairly traded solar products from four countries in Southeast Asia. The investigations could potentially lead to the imposition of AD/CVD orders on such solar products.

•India. The Approved List of Module Manufacturers (“ALMM”) was introduced in 2021 as a non-tariff barrier to incentivize domestic manufacturing of PV modules by approving the list of models and manufacturers who can participate in certain solar development projects. The ALMM is approved by the Ministry of New and Renewable Energy, and any modifications to the ALMM and its application may affect future investments in solar module manufacturing in India. In April 2024, the government of India reimposed the ALMM, thereby requiring solar project developers to procure modules from companies included in the ALMM; as of April 2024, First Solar has been included in the ALMM with respect to our modules manufactured in India. Our operating results could be adversely impacted if the ALMM requirements are significantly relaxed to allow modules to be imported from countries that are part of the Association of Southeast Asian Nations. Also in April 2024, the ALMM was amended to include specific minimum module efficiency thresholds for CdTe solar technologies starting at 18% for solar lighting, 18.5% for rooftop applications, and 19% for utility-scale applications.

Our ability to provide solar modules on economically attractive terms is also affected by the availability and cost of logistics services associated with the procurement of raw materials or equipment used in our manufacturing process and the shipping, handling, storage, and distribution of our modules. To mitigate certain logistics costs, we employ module contract structures that provide additional consideration to us if the cost of logistics services, excluding demurrage and detention, exceeds defined thresholds. We may also adjust our shipping plans to include additional lead times for module deliveries and/or utilize our network of U.S. distribution centers. Additionally, our manufacturing capacity expansions in the U.S. and India are expected to bring manufacturing activities closer to customer demand, further mitigating our exposure to the cost of ocean freight.

We generally price and sell our solar modules on a per watt basis. As of March 31, 2024, we had entered into contracts with customers for the future sale of 78.3 GW of solar modules for an aggregate transaction price of $23.4 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to the customers. Such volume includes contracts for the sale of 40.2 GW of solar modules that include transaction price adjustments associated with future module technology improvements, including enhancements to certain energy related attributes. Based on these potential technology improvements, the contracted module volumes as of March 31, 2024, the expected timing such technology improvements are incorporated into our manufacturing process, and the expected timing of module deliveries, such adjustments, if realized, could result in additional revenue of up to $0.5 billion, the majority of which would be recognized in 2025, 2026, and 2027. In addition to these price adjustments, certain of our contracts with customers may include favorable price adjustments associated with sales freight in excess of defined thresholds. Certain of our contracts with customers may also include favorable or unfavorable price adjustments associated with changes to certain commodity prices and/or the module wattage committed for delivery. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price.

We continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage (or conversion efficiency), and reducing manufacturing yield losses. Additionally, we are in the process of expanding our manufacturing capacity by approximately 7.6 GW, including the construction of our fourth and fifth manufacturing facilities in the United States, which are expected to commence operations in the second half of 2024 and late 2025, respectively; and the expansion of our manufacturing footprint at our existing facilities in Ohio, which is expected to be completed in the first half of 2024. This additional capacity, and any other potential investments to add to or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	56.4%	79.6%
Gross profit	43.6%	20.4%
Selling, general and administrative	5.8%	8.0%
Research and development	5.4%	5.6%
Production start-up	1.9%	3.6%
Gain on sales of businesses, net	0.1%	—%
Operating income	30.6%	3.3%
Foreign currency loss, net	(0.4)%	(1.1)%
Interest income	3.4%	4.7%
Interest expense, net	(1.2)%	(0.1)%
Other expense, net	(0.4)%	(0.3)%
Income tax (expense) benefit	(2.4)%	1.3%
Net income	29.8%	7.8%

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

Net sales

We generally price and sell our solar modules on a per watt basis. During the three months ended March 31, 2024, we sold the majority of our solar modules to developers and operators of systems in the United States, and substantially all of our modules business net sales were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Net sales from our residual business operations primarily consists of revenue recognized for sales of development projects or completed systems, including any modules installed in such systems and any revenue from energy generated by such systems.

The following table shows net sales by reportable segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Three Month Change
Modules	$793,434	$536,590	$256,844	48%
Other	674	11,696	(11,022)	(94)%
Net sales	$794,108	$548,286	$245,822	45%

Net sales from our modules segment increased $256.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a 39% increase in the volume of modules sold to third parties and an 6% increase in the average selling price per watt. Net sales from our residual business operations during the three months ended March 31, 2024 decreased $11.0 million compared to the three months ended March 31, 2023 as operations from our residual business operations continue to wind down.

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

The following table shows cost of sales by reportable segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Three Month Change
Modules	$447,266	$429,696	$17,570	4%
Other	839	6,539	(5,700)	(87)%
Cost of sales	$448,105	$436,235	$11,870	3%
% of net sales	56.4%	79.6%

Cost of sales increased $11.9 million, or 3%, and decreased 23.2 percentage points as a percent of net sales for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in cost of sales was driven by a $17.6 million increase in our modules segment cost of sales primarily due to (i) higher costs of $147.9 million due to an increase in the volume of modules sold, partially offset by (ii) the recognition of the advanced manufacturing production credit under Section 45X of the IRC, which decreased cost of sales by $124.3 million, and (iii) lower sales freight of $28.4 million. The increase in cost of sales was partially offset by a $5.7 million decrease in our residual business operations cost of sales as operations from our residual business operations continue to wind down.

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

The following table shows gross profit for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Three Month Change
Gross profit	$346,003	$112,051	$233,952	209%
% of net sales	43.6%	20.4%

Gross profit as a percentage of net sales increased 23.2 percentage points to 43.6% during the three months ended March 31, 2024 from 20.4% during the three months ended March 31, 2023 primarily due to (i) the advanced manufacturing production credit described above, (ii) reductions in sales freight costs, and (iii) a higher average selling price per watt for modules sold in the current period.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Three Month Change
Selling, general and administrative	$45,827	$44,028	$1,799	4%
% of net sales	5.8%	8.0%

Selling, general and administrative expense for the three months ended March 31, 2024 increased compared to the three months ended March 31, 2023, primarily due to higher costs associated with our implementation of a new global enterprise resource planning system.

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

The following table shows research and development expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Three Month Change
Research and development	$42,742	$30,510	$12,232	40%
% of net sales	5.4%	5.6%

Research and development expense for the three months ended March 31, 2024 increased compared to the three months ended March 31, 2023 primarily due to higher material, module, and other testing costs and higher employee compensation expense resulting from an increase in headcount.

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

The following table shows production start-up expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Three Month Change
Production start-up	$15,408	$19,494	$(4,086)	(21)%
% of net sales	1.9%	3.6%

During the three months ended March 31, 2024, we incurred production start-up expense primarily for our fourth manufacturing facility in the U.S., which is expected to commence operations in the second half of 2024. During the three months ended March 31, 2023, we incurred production start-up expense primarily for our first manufacturing facility in India and our third manufacturing facility in the U.S., both of which commenced operations during 2023.

Foreign currency loss, net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Three Month Change
Foreign currency loss, net	$(2,858)	$(5,947)	$3,089	(52)%

Foreign currency loss, net for the three months ended March 31, 2024 decreased compared to the three months ended March 31, 2023 primarily due to a benefit from differences between our economic hedge positions and the underlying currency exposures, partially offset by higher costs associated with hedging activities related to our subsidiaries in India.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, restricted cash equivalents, and restricted marketable securities. Interest income also includes interest earned from late customer payments.

The following table shows interest income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Three Month Change
Interest income	$27,245	$25,822	$1,423	6%

Interest income for the three months ended March 31, 2024 increased compared to the three months ended March 31, 2023 primarily due to higher yields and balances of marketable securities, partially offset by lower holdings of cash and time deposits.

Interest expense, net

Interest expense, net is primarily comprised of interest incurred on debt. We may capitalize interest expense to our property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Three Month Change
Interest expense, net	$(9,210)	$(748)	$(8,462)	>500%

Interest expense, net for the three months ended March 31, 2024 increased compared to the three months ended March 31, 2023 primarily due to additional borrowing under various arrangements in India.

Other expense, net

Other expense, net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted marketable securities.

The following table shows other expense, net for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Three Month Change
Other expense, net	$(2,799)	$(1,456)	$(1,343)	92%

Other expense, net for the three months ended March 31, 2024 increased compared to the three months ended March 31, 2023 primarily due to commitment fees on the Company’s Revolving Credit Facility.

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

The following table shows income tax (expense) benefit for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Three Month Change
Income tax (expense) benefit	$(18,903)	$6,888	$(25,791)	374%
Effective tax rate	7.4%	(19.3)%

Our tax rate is affected by the advanced manufacturing production credit under Section 45X and recurring items such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period but are not consistent from period to period.

Income tax expense increased $25.8 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to higher pretax income in the current period and higher prior period excess tax benefits associated with share-based compensation.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe the judgments and estimates involved in accrued solar module collection and recycling, product warranties, and government grants have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our accounting policies during the three months ended March 31, 2024.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, which requires greater disaggregation of an entity’s income tax disclosures. Among other things, ASU 2023-09 requires entities to disclose (i) specific categories in the effective tax rate reconciliation, (ii) pretax income or loss from continuing operations, separated between domestic and foreign jurisdictions, (iii) income tax expense or benefit from continuing operations, separated by federal, state, and foreign jurisdictions, and (iv) income taxes paid to federal, state, and foreign jurisdictions. ASU 2023-09 is effective for public companies for annual periods beginning after December 15, 2024; although early adoption is permitted, we do not expect to do so. We are currently evaluating the impact ASU 2023-09 will have on our consolidated financial statements and associated disclosures.

Liquidity and Capital Resources

As of March 31, 2024, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, and contracts with customers for the future sale of solar modules will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. In addition, we have availability under our Revolving Credit Facility, under which we have made no borrowings as of March 31, 2024. As necessary, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, including near-term construction activities and purchases of manufacturing equipment for our newest manufacturing and R&D facilities in the United States. However, our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to company-specific, industry-wide, or broader market concerns. Any incremental debt financings could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans.

As of March 31, 2024, we had $2.0 billion in cash, cash equivalents, and marketable securities compared to $2.1 billion as of December 31, 2023. This decrease was primarily driven by purchases of property, plant and equipment for our U.S. and Indian facilities, various operating expenditures, and certain advance payments of raw materials, partially offset by proceeds from borrowings under debt agreements and proceeds from the sale of Section 45X tax credits. As of March 31, 2024 and December 31, 2023, $1.3 billion and $1.2 billion of our cash, cash equivalents, and marketable securities, respectively, was held by our foreign subsidiaries and was primarily based in U.S. dollar denominated holdings. Our investment policy seeks to preserve our investment principal and maintain adequate liquidity to meet our cash flow requirements, while at the same time optimizing the return on our investments. Such policy applies to all invested funds, whether managed internally or externally. Pursuant to such policy, we place our investments with a diversified group of high-quality financial institutions and limit the concentration of such investments with any one counterparty. We place significant emphasis on the creditworthiness of financial institutions and assess the credit ratings and financial health of our counterparty financial institutions when making investment decisions.

We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. If certain international funds were needed for our operations in the United States, we may be required to accrue and pay certain U.S. and foreign taxes to repatriate such funds. We maintain the intent and ability to permanently reinvest our accumulated earnings outside the United States, with the exception of certain subsidiaries for which applicable income taxes have been recorded as of March 31, 2024, but we may choose to reevaluate this intent in one or more jurisdictions in the future. In addition, changes to foreign government banking regulations may restrict our ability to move funds among various jurisdictions under certain circumstances, which could negatively impact our access to capital, resulting in an adverse effect on our liquidity and capital resources.

Although we compete in markets that do not require solar-specific government subsidies or support programs, such incentives continue to influence the demand for PV solar energy around the world. For example, the financial incentives provided by the IRA are expected to increase both the demand for, and the domestic manufacturing of, solar modules in the United States. We continue to evaluate the extent of benefits available to us by the IRA, which are expected to favorably impact our liquidity and capital resources in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. Accordingly, we expect the advanced manufacturing production credit will provide us with a significant source of funding throughout its 10-year period. In December 2023, we entered into an agreement with Fiserv for the sale of $687.2 million of Section 45X tax credits we generated during 2023, for aggregate cash proceeds of $659.7 million. We received cash proceeds of $480.0 million during the three months ended March 31, 2024 and received the remaining cash proceeds of $179.7 million in April 2024. For more information about certain risks associated with the benefits available to us under the IRA, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023. See Note 5. “Government Grants” to our condensed consolidated financial statements for further information about government grants.

As a result of various market opportunities and increased demand for our products, we commenced production of Series 7 modules at our third manufacturing facility in Ohio and our first manufacturing facility in India during 2023. We are in the process of expanding our manufacturing capacity by approximately 7.6 GW, including the construction of our fourth and fifth manufacturing facilities in the United States, which are expected to commence operations in the second half of 2024 and late 2025, respectively; and the expansion of our manufacturing footprint at our existing facilities in Ohio, which is expected to be completed in the first half of 2024. In aggregate, we currently expect our remaining investment in these U.S. facilities and upgrades to be approximately $1.6 billion, which we expect to incur throughout 2024 and 2025. The capital expenditures necessary to expand our capacity may be financed, in part, by cash on hand, advance payments from customers for module sales in future periods, the advanced manufacturing production credit described above, and/or near-term bridge financing instruments.

In addition to the expansion plans described above, we continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage (or conversion efficiency), and reducing manufacturing yield losses. We have a demonstrated history of innovation, continuous improvement, and manufacturing success driven by our significant investments in various R&D initiatives. We continue to invest significant financial resources in such initiatives, including the completion of a dedicated R&D facility in the United States to support the implementation of our technology roadmap. We expect such R&D facility to feature a high-tech pilot manufacturing line, allowing for the production of full-sized prototypes of thin film and multi-junction PV modules. Such R&D facility is expected to be completed in the first half of 2024. During 2024, we expect to spend between $1.8 billion and $2.0 billion for capital expenditures, including the new facilities mentioned above, and upgrades to machinery and equipment that we believe will further increase our module wattage and expand capacity and throughput at our manufacturing facilities. These capital investments, and any other potential investments to implement our technology roadmap, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

We have also committed and expect to continue committing significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing costs. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass and cover glass for our PV solar modules. We have the right to terminate certain of these agreements upon payment of specified termination penalties (which, in aggregate, are up to $535 million as of March 31, 2024 and decline over the remaining supply periods). Additionally, for certain strategic suppliers, we have made, and may in the future be required to make, certain advance payments to secure the raw materials necessary for our module manufacturing.

We have also committed certain financial resources to fulfill our solar module collection and recycling obligations, and have established a trust under which these funds are put into custodial accounts with an established and reputable bank. As of March 31, 2024, such funds were comprised of restricted marketable securities of $194.5 million and associated restricted cash and cash equivalents balances of $9.0 million. As of March 31, 2024, our module collection and recycling liability was $134.3 million. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we adjust the funded amounts for our estimated collection and recycling obligations based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

As of March 31, 2024, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Cash Flows

The following table summarizes key cash flow activity for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$267,723	$(34,598)
Net cash used in investing activities	(568,628)	(645,227)
Net cash provided by financing activities	40,697	107,686
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,938)	1,495
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(262,146)	$(570,644)

Operating Activities

The increase in net cash provided by operating activities was primarily driven by proceeds from sale of Section 45X credits and higher cash receipts from module sales in current period, partially offset by lower advance payments received for future module sales and increased payments made to suppliers in the current period.

Investing Activities

The decrease in net cash used in investing activities was primarily due to lower purchases of marketable securities in the current period, partially offset by higher purchases of property, plant and equipment in the current period for our U.S. and Indian facilities.

Financing Activities

The decrease in net cash provided by financing activities was primarily due to lower net borrowings under various debt agreements in the current period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, results of operations, or cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, or cash flows. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

Item 5. Other Information

From time to time, our directors and officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended March 31, 2024, none of our officers or directors adopted or terminated non-Rule 10b5-1 trading arrangements. However, certain of our officers adopted Rule 10b5-1 trading plans for the sale of our securities. The following table provides certain terms of such plans:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold (1)
Alexander R. Bradley	Chief Financial Officer	Adoption	March 1, 2024	October 31, 2024	16,051
Michael Koralewski	Chief Supply Chain Officer	Adoption	March 1, 2024	February 28, 2025	6,022
Mark R. Widmar	Chief Executive Officer	Adoption	March 4, 2024	March 4, 2025	65,576
Jason Dymbort	General Counsel & Secretary	Adoption	March 5, 2024	March 5, 2025	2,308
Kuntal Kumar Verma	Chief Manufacturing Officer	Adoption	March 6, 2024	July 31, 2024	1,621
Patrick Buehler	Chief Product Officer	Adoption	March 6, 2024	January 31, 2025	9,587
——————————
(1)Represents the gross number of shares subject to the Rule 10b5-1(c) plan, excluding the potential effect of shares withheld for taxes. Amounts related to PUs are presented at their target amounts. The actual number of PUs that vest following the end of the applicable performance period, if any, will depend on the relative attainment of the performance metrics.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Registration Statement on Form S-1 filed on October 25, 2006)
3.2	Amended and Restated Bylaws of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Form 8-K filed on July 26, 2023)
10.1*	Form of Grant Notice for 2024-2026 Executive Performance Equity Plan
31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FIRST SOLAR, INC.

Date: May 1, 2024	By:	/s/ BYRON JEFFERS
	Name:	Byron Jeffers
	Title:	Chief Accounting Officer