Form 10-Q
period 2024-06-30
FIRST SOLAR, INC.
filed 2024-07-30
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

As of July 26, 2024, 107,046,913 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

Throughout this Quarterly Report on Form 10-Q, we refer to First Solar, Inc. and its consolidated subsidiaries as “First Solar,” “the Company,” “we,” “us,” and “our.” Units of electricity are typically stated in gigawatts (“GW”).

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$1,010,482	$810,673	$1,804,590	$1,358,959
Cost of sales	511,593	500,253	959,698	936,488
Gross profit	498,889	310,420	844,892	422,471
Operating expenses:
Selling, general and administrative	46,560	46,328	92,387	90,356
Research and development	51,937	36,745	94,679	67,255
Production start-up	27,451	23,377	42,859	42,871
Litigation loss	430	35,590	430	35,590
Total operating expenses	126,378	142,040	230,355	236,072
Gain on sales of businesses, net	—	135	1,115	118
Operating income	372,511	168,515	615,652	186,517
Foreign currency loss, net	(9,649)	(4,652)	(12,507)	(10,599)
Interest income	24,599	25,026	51,844	50,848
Interest expense, net	(9,765)	(1,415)	(18,975)	(2,163)
Other (expense) income, net	(565)	997	(3,364)	(459)
Income before taxes	377,131	188,471	632,650	224,144
Income tax expense	(27,775)	(17,892)	(46,678)	(11,004)
Net income	$349,356	$170,579	$585,972	$213,140

Net income per share:
Basic	$3.26	$1.60	$5.48	$2.00
Diluted	$3.25	$1.59	$5.45	$1.99
Weighted-average number of shares used in per share calculations:
Basic	107,042	106,827	107,011	106,791
Diluted	107,525	107,278	107,502	107,256

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$349,356	$170,579	$585,972	$213,140
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,944)	(5,348)	(11,477)	(2,693)
Unrealized (loss) gain on marketable securities and restricted marketable securities, net of tax of $41, $85, $143 and $(317)	(1,197)	(1,315)	(3,200)	5,651
Unrealized (loss) gain on derivative instruments, net of tax of $177, $(165), $(131) and $(873)	(571)	594	491	2,808
Other comprehensive (loss) income	(4,712)	(6,069)	(14,186)	5,766
Comprehensive income	$344,644	$164,510	$571,786	$218,906

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,702,913	$1,946,994
Marketable securities	37,430	155,495
Accounts receivable trade, net	647,565	660,776
Government grants receivable, net	6,034	659,745
Inventories	1,027,872	819,899
Other current assets	527,109	391,900
Total current assets	3,948,923	4,634,809
Property, plant and equipment, net	5,139,000	4,397,285
Deferred tax assets, net	201,801	142,819
Restricted marketable securities	200,243	198,310
Government grants receivable	607,086	152,208
Goodwill	28,834	29,687
Intangible assets, net	59,267	64,511
Inventories	273,977	266,899
Other assets	555,124	478,604
Total assets	$11,014,255	$10,365,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230,894	$207,178
Income taxes payable	81,172	22,134
Accrued expenses	540,126	524,829
Current portion of debt	140,175	96,238
Deferred revenue	689,468	413,579
Other current liabilities	90,794	42,200
Total current liabilities	1,772,629	1,306,158
Accrued solar module collection and recycling liability	134,803	135,123
Long-term debt	418,725	464,068
Deferred revenue	1,258,880	1,591,604
Other liabilities	173,821	180,710
Total liabilities	3,758,858	3,677,663
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 107,045,972 and 106,847,475 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	107	107
Additional paid-in capital	2,886,569	2,890,427
Accumulated earnings	4,557,038	3,971,066
Accumulated other comprehensive loss	(188,317)	(174,131)
Total stockholders’ equity	7,255,397	6,687,469
Total liabilities and stockholders’ equity	$11,014,255	$10,365,132

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	107,041	$107	$2,878,330	$4,207,682	$(183,605)	$6,902,514
Net income	—	—	—	349,356	—	349,356
Other comprehensive loss	—	—	—	—	(4,712)	(4,712)
Common stock issued for share-based compensation	6	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(1)	—	(196)	—	—	(196)
Share-based compensation expense	—	—	8,435	—	—	8,435
Balance at June 30, 2024	107,046	$107	$2,886,569	$4,557,038	$(188,317)	$7,255,397

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2023	106,825	$107	$2,865,753	$3,182,850	$(179,982)	$5,868,728
Net income	—	—	—	170,579	—	170,579
Other comprehensive loss	—	—	—	—	(6,069)	(6,069)
Common stock issued for share-based compensation	7	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(1)	—	(1,933)	—	—	(1,933)
Share-based compensation expense	—	—	8,333	—	—	8,333
Balance at June 30, 2023	106,831	$107	$2,872,153	$3,353,429	$(186,051)	$6,039,638

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	106,847	$107	$2,890,427	$3,971,066	$(174,131)	$6,687,469
Net income	—	—	—	585,972	—	585,972
Other comprehensive loss	—	—	—	—	(14,186)	(14,186)
Common stock issued for share-based compensation	322	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(123)	—	(19,148)	—	—	(19,148)
Share-based compensation expense	—	—	15,290	—	—	15,290
Balance at June 30, 2024	107,046	$107	$2,886,569	$4,557,038	$(188,317)	$7,255,397

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	106,609	$107	$2,887,476	$3,140,289	$(191,817)	$5,836,055
Net income	—	—	—	213,140	—	213,140
Other comprehensive income	—	—	—	—	5,766	5,766
Common stock issued for share-based compensation	371	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(149)	—	(30,247)	—	—	(30,247)
Share-based compensation expense	—	—	14,924	—	—	14,924
Balance at June 30, 2023	106,831	$107	$2,872,153	$3,353,429	$(186,051)	$6,039,638

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$585,972	$213,140
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	187,921	140,560
Share-based compensation	15,191	15,011
Deferred income taxes	(58,399)	(42,607)
Gain on sales of businesses, net	(1,115)	(118)
Other, net	1,650	(8,843)
Changes in operating assets and liabilities:
Accounts receivable, trade	29,613	(177,591)
Inventories	(215,493)	(131,625)
Government grants receivable	205,528	(225,121)
Other assets	(168,363)	(96,617)
Income tax receivable and payable	3,774	(20,090)
Accounts payable and accrued expenses	(113,255)	(42,994)
Deferred revenue	(12,499)	211,721
Other liabilities	212	40,898
Net cash provided by (used in) operating activities	460,737	(124,276)
Cash flows from investing activities:
Purchases of property, plant and equipment	(778,618)	(753,656)
Purchases of marketable securities and restricted marketable securities	(1,113,826)	(2,492,495)
Proceeds from sales and maturities of marketable securities	1,224,167	2,538,069
Acquisitions, net of cash acquired	—	(35,540)
Other investing activities	(7,697)	—
Net cash used in investing activities	(675,974)	(743,622)
Cash flows from financing activities:
Proceeds from borrowings under debt arrangements, net of issuance costs	110,395	246,825
Repayment of debt	(111,375)	—
Payments of tax withholdings for restricted shares	(19,148)	(30,247)
Contingent consideration payment and other financing activities	(7,527)	—
Net cash (used in) provided by financing activities	(27,655)	216,578
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(5,600)	2,454
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(248,492)	(648,866)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of the period	1,965,069	1,493,462
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of the period	$1,716,577	$844,596
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$402,263	$183,482
Proceeds to be received from asset-based government grants	$158,908	$—
Acquisitions funded by liabilities and contingent consideration	$11,000	$18,686

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other period. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K, which has been filed with the SEC.

Unless expressly stated or the context otherwise requires, the terms “the Company,” “we,” “us,” “our,” and “First Solar” refer to First Solar, Inc. and its consolidated subsidiaries, and the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report.

2. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents:
Cash	$943,765	$841,310
Money market funds	759,148	1,105,684
Total cash and cash equivalents	1,702,913	1,946,994
Marketable securities:
Foreign debt	—	34,895
U.S. debt	8,517	44,089
Time deposits	28,913	76,511
Total marketable securities	37,430	155,495
Total cash, cash equivalents, and marketable securities	$1,740,343	$2,102,489

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 to the total of such amounts as presented in the condensed consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	June 30, 2024	December 31, 2023
Cash and cash equivalents	Cash and cash equivalents	$1,702,913	$1,946,994
Restricted cash – current	Other current assets	8,262	8,262
Restricted cash – noncurrent	Other assets	3,601	3,621
Restricted cash equivalents – noncurrent	Other assets	1,801	6,192
Total cash, cash equivalents, restricted cash, and restricted cash equivalents		$1,716,577	$1,965,069

During the three months ended June 30, 2024, we sold marketable securities for proceeds of $67.5 million and realized a gain of less than $0.1 million on such sales. During the three months ended June 30, 2023, we sold marketable securities for proceeds of $34.9 million and realized a loss of less than $0.1 million on such sales. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. debt	$10,000	$—	$1,483	$—	$8,517
Time deposits	28,916	—	—	3	28,913
Total	$38,916	$—	$1,483	$3	$37,430

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$35,000	$—	$91	$14	$34,895
U.S. debt	45,625	88	1,614	10	44,089
Time deposits	76,533	—	—	22	76,511
Total	$157,158	$88	$1,705	$46	$155,495

The contractual maturities of our marketable securities as of June 30, 2024 were as follows (in thousands):

Fair Value
Within one year	$28,913
After one year through five years	4,615
After five years through ten years	3,902
Total	$37,430

3. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Foreign government obligations	$48,910	$51,229
Supranational debt	22,900	15,339
U.S. debt	110,116	113,326
U.S. government obligations	18,317	18,416
Total restricted marketable securities	$200,243	$198,310

Our restricted marketable securities represent long-term investments to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. We have established a trust under which funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. As of June 30, 2024 and December 31, 2023, such custodial accounts also included noncurrent restricted cash and cash equivalents balances of $1.8 million and $6.2 million, respectively, which were reported within “Other assets.” Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years. During the three months ended June 30, 2024, we purchased $7.9 million of restricted marketable securities as part of our ongoing management of the custodial accounts.

See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted marketable securities. The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$63,752	$—	$14,842	$—	$48,910
Supranational debt	25,460	1	2,561	—	22,900
U.S. debt	145,573	—	35,457	—	110,116
U.S. government obligations	24,414	—	6,097	—	18,317
Total	$259,199	$1	$58,957	$—	$200,243

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$65,202	$—	$13,963	$10	$51,229
Supranational debt	17,688	—	2,349	—	15,339
U.S. debt	146,484	—	33,129	29	113,326
U.S. government obligations	24,460	—	6,039	5	18,416
Total	$253,834	$—	$55,480	$44	$198,310

As of June 30, 2024, the contractual maturities of these securities were between 7 years and 15 years.

4. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable trade, gross	$649,241	$662,390
Allowance for credit losses	(1,676)	(1,614)
Accounts receivable trade, net	$647,565	$660,776

Inventories

Inventories consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$449,084	$478,138
Work in process	101,780	78,463
Finished goods	750,985	530,197
Inventories	$1,301,849	$1,086,798
Inventories – current	$1,027,872	$819,899
Inventories – noncurrent	$273,977	$266,899

Other current assets

Other current assets consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Spare maintenance materials and parts	$182,229	$148,218
Indirect tax receivables	114,484	65,301
Prepaid expenses	78,931	62,480
Operating supplies	54,425	43,995
Prepaid income taxes	39,285	7,064
Insurance receivable for accrued litigation (1)	21,800	21,800
Restricted cash	8,262	8,262
Derivative instruments (2)	267	1,778
Other	27,426	33,002
Other current assets	$527,109	$391,900
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our legal proceedings.

(2)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Land	$38,780	$35,364
Buildings and improvements	1,354,644	1,037,421
Machinery and equipment	3,921,930	3,593,347
Office equipment and furniture	175,177	161,187
Leasehold improvements	40,313	40,084
Construction in progress	1,476,532	1,223,998
Property, plant and equipment, gross	7,007,376	6,091,401
Accumulated depreciation	(1,868,376)	(1,694,116)
Property, plant and equipment, net	$5,139,000	$4,397,285

Depreciation of property, plant and equipment was $93.4 million and $180.1 million for the three and six months ended June 30, 2024, respectively, and $76.9 million and $142.8 million for the three and six months ended June 30, 2023, respectively.

Other assets

Other assets consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Advance payments for raw materials	$261,849	$204,370
Lease assets (1)	99,834	101,468
Income tax receivables	87,025	68,591
Prepaid expenses	30,836	23,954
Project assets	24,984	28,430
Restricted cash	3,601	3,621
Restricted cash equivalents	1,801	6,192
Other (2)	45,194	41,978
Other assets	$555,124	$478,604
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

In February 2024, we purchased an ownership interest in a subsidiary of Cleantech for $3.0 million. This subsidiary owns certain of the generation assets that are expected to supply our facility, and we account for our investment in the subsidiary under the equity method of accounting. During the six months ended June 30, 2024, we recognized revenue of $19.0 million for module sales of 75 megawatts to this subsidiary.

Accrued expenses

Accrued expenses consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Accrued property, plant and equipment	$257,296	$210,233
Accrued freight	100,465	58,494
Accrued inventory	45,536	101,161
Accrued other taxes	38,448	26,781
Accrued compensation and benefits	31,315	55,960
Accrued interest	11,408	11,011
Product warranty liability (1)	5,684	5,920
Other	49,974	55,269
Accrued expenses	$540,126	$524,829
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product Warranties.”

Other current liabilities

Other current liabilities consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Accrued litigation (1)	$21,800	$21,800
Lease liabilities (2)	10,806	10,358
Derivative instruments (3)	4,199	1,744
Contingent consideration (4)	—	7,500
Other	53,989	798
Other current liabilities	$90,794	$42,200
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

(4)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our contingent consideration arrangements.

Other liabilities

Other liabilities consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Lease liabilities (1)	$52,228	$53,725
Deferred tax liabilities, net	44,048	42,771
Other taxes payable	34,626	39,431
Product warranty liability (2)	18,011	19,571
Contingent consideration (3)	11,000	11,000
Other	13,908	14,212
Other liabilities	$173,821	$180,710
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

The following table presents the benefits recognized from asset-based government grants in our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands):

Balance Sheet Line Item	June 30, 2024	December 31, 2023
Property, plant and equipment, net	$153,064	$146,348
Other assets	5,844	5,860

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

The following table presents the benefits recognized from income-based government grants in our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Line Item	2024	2023	2024	2023
Cost of sales	$258,580	$155,007	$453,007	$225,121
Research and development	—	—	4,000	—

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

In December 2023, we entered into an agreement with Fiserv, Inc. (“Fiserv”) for the sale of $687.2 million of Section 45X tax credits we generated during 2023 for aggregate cash proceeds of $659.7 million. We received the full cash proceeds during the six months ended June 30, 2024.

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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Commodity swap contracts	$—	$780
Total derivatives designated as hedging instruments	$—	$780

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$267	$3,419
Total derivatives not designated as hedging instruments	$267	$3,419
Total derivative instruments	$267	$4,199

	December 31, 2023
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Commodity swap contracts	$—	$344
Total derivatives designated as hedging instruments	$—	$344

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1,778	$1,400
Total derivatives not designated as hedging instruments	$1,778	$1,400
Total derivative instruments	$1,778	$1,744

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023 (in thousands):

Commodity Swap Contracts
Balance as of December 31, 2023	$(1,493)
Amounts recognized in other comprehensive income (loss)	(873)
Amount reclassified to cost of sales	1,495
Balance as of June 30, 2024	$(871)

Balance as of December 31, 2022	$(7,242)
Amounts recognized in other comprehensive income (loss)	(984)
Amount reclassified to cost of sales	4,665
Balance as of June 30, 2023	$(3,561)

The following table presents the effect of derivative instruments not designated as hedges on our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

		Amount of Loss Recognized in Income Statement
		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Line Item	2024	2023	2024	2023
Foreign exchange forward contracts	Foreign currency loss, net	$(6,859)	$(9,418)	(15,808)	(14,101)

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

As of June 30, 2024 and December 31, 2023, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	June 30, 2024
Transaction	Currency	Notional Amount	USD Equivalent
Sell	Canadian dollar	CAD 4.2	$3.1
Purchase	Euro	€148.1	$158.5
Sell	Euro	€15.7	$16.8
Purchase	Indian rupee	INR 7,710.0	$92.4
Sell	Indian rupee	INR 72,554.5	$869.9
Sell	Japanese yen	¥563.6	$3.5
Purchase	Malaysian ringgit	MYR 186.0	$39.4
Sell	Malaysian ringgit	MYR 12.4	$2.6
Sell	Mexican peso	MXN 34.6	$1.9
Purchase	Singapore dollar	SGD 25.8	$19.0
Sell	Singapore dollar	SGD 18.8	$13.9

	December 31, 2023
Transaction	Currency	Notional Amount	USD Equivalent
Sell	Canadian dollar	CAD 4.2	$3.2
Sell	Chilean peso	CLP 1,372.6	$1.6
Purchase	Euro	€98.3	$108.7
Sell	Euro	€14.1	$15.6
Sell	Indian rupee	INR 62,967.4	$756.9
Purchase	Japanese yen	¥1,053.6	$7.5
Sell	Japanese yen	¥705.2	$5.0
Purchase	Malaysian ringgit	MYR 160.7	$35.0
Sell	Mexican peso	MXN 34.6	$2.0
Purchase	Singapore dollar	SGD 6.5	$4.9

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

During the six months ended June 30, 2024, we entered into various commodity swap contracts to hedge a portion of our forecasted cash flows for purchases of steel between April 2024 and December 2024. Such swaps had an aggregate initial notional value based on short tons of forecasted steel purchases, equivalent to $7.6 million, and entitle us to receive the price based on the U.S. Midwest Hot-Rolled Coil Steel Index while requiring us to pay certain fixed prices. The notional amount of the commodity swap contracts proportionately adjusts with forecasted purchases of steel. As of June 30, 2024, the notional value associated with these contracts was $3.2 million.

These commodity swap contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transactions occur and impact earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of June 30, 2024 and December 31, 2023. In the following 12 months, we expect to reclassify into earnings $0.9 million of net unrealized losses related to these commodity swap contracts that are included in “Accumulated other comprehensive loss” at June 30, 2024 as we realize the earnings effects of the related forecasted transactions.

7. Leases

Our lease arrangements include land associated with our corporate and administrative offices, land for our manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Malaysia, India, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the three and six months ended June 30, 2024 and 2023, and as of June 30, 2024 and December 31, 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$120	$—	$236	$—
Interest on lease liabilities	254	—	484	—
Operating lease cost	3,228	3,014	6,449	5,951
Variable lease cost	723	1,121	1,432	2,016
Short-term lease cost	294	98	478	168
Total lease cost	$4,619	$4,233	$9,079	$8,135

Cash paid for amounts included in the measurement of:
Operating lease liabilities			$6,123	$5,721
Finance lease liabilities			110	—
Lease assets obtained in exchange for:
Operating lease liabilities			$532	$1,080
Finance lease liabilities			3,428	—

	June 30, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Lease assets	$79,593	$20,241	$84,419	$17,049
Lease liabilities – current	10,272	534	10,307	51
Lease liabilities – noncurrent	31,846	20,382	36,662	17,063

Weighted-average remaining lease term	4 years	36 years	5 years	40 years
Weighted-average discount rate	5.2%	5.9%	5.2%	5.4%

As of June 30, 2024, the future payments associated with our lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$6,029	$271
2025	11,539	587
2026	9,865	1,405
2027	7,317	1,405
2028	6,950	1,407
2029	5,285	1,442
Thereafter	13	47,539
Total future payments	46,998	54,056
Less: interest	(4,880)	(33,140)
Total lease liabilities	$42,118	$20,916

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents and Restricted Cash Equivalents. At June 30, 2024 and December 31, 2023, our cash equivalents and restricted cash equivalents consisted of money market funds. We value our cash equivalents and restricted cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At June 30, 2024 and December 31, 2023, our marketable securities consisted of foreign debt, U.S. debt, and time deposits, and our restricted marketable securities consisted of foreign and U.S. government obligations, supranational debt, and U.S. debt. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At June 30, 2024 and December 31, 2023, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and commodity swap contracts involving major commodity prices. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including credit risk, foreign exchange rates, forward and spot prices for currencies, and forward prices for commodities. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At June 30, 2024 and December 31, 2023, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$759,148	$759,148	$—	$—
Restricted cash equivalents:
Money market funds	1,801	1,801	—	—
Marketable securities:
U.S. debt	8,517	—	8,517	—
Time deposits	28,913	28,913	—	—
Restricted marketable securities	200,243	—	200,243	—
Derivative assets	267	—	267	—
Total assets	$998,889	$789,862	$209,027	$—
Liabilities:
Derivative liabilities	$4,199	$—	$4,199	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$1,105,684	$1,105,684	$—	$—
Restricted cash equivalents:
Money market funds	6,192	6,192	—	—
Marketable securities:
Foreign debt	34,895	—	34,895	—
U.S. debt	44,089	—	44,089	—
Time deposits	76,511	76,511	—	—
Restricted marketable securities	198,310	—	198,310	—
Derivative assets	1,778	—	1,778	—
Total assets	$1,467,459	$1,188,387	$279,072	$—
Liabilities:
Derivative liabilities	$1,744	$—	$1,744	$—

Fair Value of Financial Instruments

At June 30, 2024 and December 31, 2023, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Government grants receivable - noncurrent	$607,086	$569,686	$152,208	$107,111
Liabilities:
Long-term debt, including current maturities (1)	$500,000	$481,389	$500,000	$453,015
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

9. Debt

Our debt arrangements consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

		Balance (USD)
Loan Agreement	Currency	June 30, 2024	December 31, 2023
Revolving Credit Facility	USD	$—	$—
India Credit Facility	USD	500,000	500,000
India JPM Working Capital Facility	INR	—	60,827
India HSBC Working Capital Facility	INR	59,352	—
Total debt principal		559,352	560,827
Less: unamortized issuance costs		(452)	(521)
Total debt		558,900	560,306
Less: current portion		(140,175)	(96,238)
Noncurrent portion		$418,725	$464,068

Revolving Credit Facility

In June 2023, we entered into a credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent, which provides us with a senior secured credit facility (the “Revolving Credit Facility”) with an aggregate borrowing capacity of $1.0 billion. Borrowing under the Revolving Credit Facility bears interest at a rate per annum equal to, at our option, (i) the Term Secured Overnight Financing Rate (“Term SOFR”), plus a credit spread of 0.10%, plus a margin that ranges from 1.25% to 2.25% or (ii) an alternate base rate as defined in the credit agreement, plus a margin that ranges from 0.25% to 1.25%. The margins under the Revolving Credit Facility are based on the Company’s net leverage ratio or, if the Company elects to switch to a credit ratings-based system after the investment grade ratings trigger date occurs (as defined in the credit agreement), the Company’s public debt rating.

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

As of June 30, 2024 and December 31, 2023, we had no outstanding debt or letters of credit under our Revolving Credit Facility. Loans and letters of credit issued under the Revolving Credit Facility are secured by liens on substantially all of the Company’s tangible and intangible assets.

India Credit Facility

In July 2022, FS India Solar Ventures Private Limited (“FSISV”), our indirect wholly-owned subsidiary, entered into a finance agreement (the “India Credit Facility”) with the U.S. International Development Finance Corporation for aggregate borrowing of up to $500.0 million for the development and construction of a solar module manufacturing facility in India. Principal on the India Credit Facility is payable in scheduled semi-annual installments beginning in the second half of 2024 through the facility’s expected maturity in August 2029. The India Credit Facility is guaranteed by First Solar, Inc.

India JPM Working Capital Facility

In December 2022, FSISV entered into a working capital facility agreement (the “India JPM Working Capital Facility”) with JPMorgan Chase Bank, N.A. for the issuance of bank guarantees, bonds, and other similar forms of security. During 2023, the India JPM Working Capital Facility was amended to include certain working capital loans of up to INR 6.2 billion ($74.8 million). The India JPM Working Capital Facility is guaranteed by First Solar, Inc. As of June 30, 2024, there was no balance outstanding on the India JPM Working Capital Facility.

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

Interest Rates

As of June 30, 2024, the borrowing rates for our outstanding debt arrangements were as follows:

Loan Agreement	Interest Rate Description	Interest Rate
India Credit Facility	U.S. Treasury Constant Maturity Yield plus 1.75%	5.57%
India HSBC Working Capital Facility (1)	India Treasury bill rate plus 1.5% to 1.6%	8.36%
——————————
(1)The weighted-average interest rate for our outstanding short-term debt arrangements was 8.36% as of June 30, 2024.

10. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of June 30, 2024, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Revolving Credit Facility (1)	$—	$250.0
Bilateral facilities (2)	178.5	126.4
Surety bonds	28.6	225.0
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

Product warranty activities during the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product warranty liability, beginning of period	$25,194	$33,315	$25,491	$33,787
Accruals for new warranties issued	1,653	851	3,050	1,845
Settlements	(3,152)	(1,867)	(5,344)	(3,193)
Changes in estimate of product warranty liability	—	(330)	498	(470)
Product warranty liability, end of period	$23,695	$31,969	$23,695	$31,969
Current portion of warranty liability	$5,684	$9,243	$5,684	$9,243
Noncurrent portion of warranty liability	$18,011	$22,726	$18,011	$22,726

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of June 30, 2024 and December 31, 2023, we accrued $2.5 million and $3.3 million of current indemnification liabilities, respectively. As of June 30, 2024, the maximum potential amount of future payments under our indemnifications was $688.8 million.

Contingent Consideration

As part of our acquisition of Evolar AB (“Evolar”) in May 2023, we agreed to pay additional consideration of up to $42.5 million to the selling shareholders contingent upon the successful achievement of certain technical milestones. As of December 31, 2023, we recorded $7.5 million of current liabilities and $11.0 million of long-term liabilities for such contingent obligations based on their estimated fair values. During the three months ended June 30, 2024, we paid $7.5 million of contingent consideration to the selling shareholders, and $11.0 million remains in our long-term liabilities as of June 30, 2024.

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

Our module collection and recycling liability was $134.8 million and $135.1 million as of June 30, 2024 and December 31, 2023, respectively. See Note 3. “Restricted Marketable Securities” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

Legal Proceedings

In July 2021, Southern Power Company and certain of its affiliates (“Southern”) filed an arbitration demand with the American Arbitration Association against two subsidiaries of the Company, alleging breach of the engineering, procurement, and construction (“EPC”) agreements for five projects in the United States, for which the Company’s subsidiaries served as the EPC contractor. The arbitration demand asserts breach of obligations to design and engineer the projects in accordance with the EPC agreements, particularly as such obligations relate to the procurement of tracker systems and inverters. The Company and its subsidiaries denied the claims, and defended the claims in arbitration hearings, which concluded in February 2023. In May 2023, the parties submitted their final proposals of individual award claims to the arbitration panel. In July 2023, the arbitration panel entered an interim award to Southern for $35.6 million, which was paid during the year ended December 31, 2023. As a result, we recognized a loss for such interim award in our results of operations for the year ended December 31, 2023. The final arbitration award, which did not change the results of the interim award, was signed on November 6, 2023. On February 2, 2024, First Solar commenced an action in the New York County Supreme Court seeking to vacate certain aspects of the final award. On May 6, 2024, such action was denied. First Solar has elected not to appeal, and considers this matter closed.

During the year ended December 31, 2022, we received several indemnification demands from certain customers, for whom we provided EPC services, regarding claims that such customers’ PV tracker systems infringe, in part, on patents owned by Rovshan Sade (“Plaintiff”), the owner of a company called Trabant Solar, Inc. In January 2023, we were notified by two of our customers that Plaintiff served them with patent infringement complaints, and we have assumed the defense of these claims. We have conducted due diligence on the patents and claims and believe that we will prevail in the actions. In April 2023, we commenced an Inter Partes Review (“IPR”) before the United States Patent and Trademark Office seeking to invalidate such claims. In November 2023, the United States Patent Trial and Appeal Board declined to hear the First Solar IPR. In July 2024, Plaintiff’s counsel filed a motion seeking to withdraw as counsel. The court granted the motion and issued a 45-day stay of all proceedings while Plaintiff seeks new representation. Because all case discovery has been stayed until September 24, 2024, at this time we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from these actions.

In April 2019, a subcontractor of First Solar sustained certain injuries while performing work at a former project site and, in May 2019, commenced legal action against a subsidiary of the Company. In June 2023, a jury awarded damages of approximately $51.3 million to the plaintiff. On September 21, 2023, the Superior Court of California for Monterey County ruled, in response to a motion for remittitur filed by the Company, that the damages awarded to the plaintiff were excessive and reduced the award from $51.3 million to $21.8 million. The plaintiff and defendant have appealed and cross appealed varying aspects of the verdict and the remittitur. Accordingly, due to the uncertainty surrounding the multiple decisions and appeals, as of June 30, 2024, we recorded a $21.8 million accrued litigation payable included in “Other current liabilities” in our condensed consolidated balance sheet. We believe the full amount of awarded damages will be covered by our various insurance policies. Accordingly, we also recorded a $21.8 million receivable included in “Other current assets” in our condensed consolidated balance sheet as of June 30, 2024. The plaintiff did not accept the reduced award by the court ordered deadline of October 10, 2023, and, as a result, the $21.8 million award has been vacated and a new trial will be scheduled. We, in conjunction with our insurance carriers, are challenging the initial verdict in an appellate court, and the plaintiff is cross appealing from the decision to reduce the award, among other issues, stemming from the trial. The parties are awaiting a briefing schedule from the Appellate Court.

On September 29, 2023 and June 5, 2024, the Company received subpoenas from the Division of Enforcement of the SEC seeking documents and information relating to the Company’s operations in India, the Company's entry into a PV module supply agreement with an India-based customer, and certain aspects of the Company's technology roadmap, among other things. The Company is cooperating with the SEC and cannot predict the ultimate timing, scope, or outcome of this matter.

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

11. Revenue from Contracts with Customers

We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Such contracts may contain provisions that require us to pay the customer liquidated damages if we fail to ship or deliver modules by scheduled dates. For certain contracts, we may also be required to pay liquidated damages if we fail to deliver modules that meet certain U.S. domestic content requirements. We recognize these liquidated damages as a reduction of revenue in the period we transfer control of the modules to the customer.

The following table reflects the changes in our contract liabilities, which we classify as “Deferred revenue,” for the six months ended June 30, 2024 (in thousands):

	June 30, 2024	December 31, 2023	Six Month Change
Deferred revenue	$1,948,348	$2,005,183	$(56,835)	(3)%

During the six months ended June 30, 2024, our contract liabilities decreased by $56.8 million primarily due to the recognition of revenue for sales of solar modules for which payment was received in prior years. Additionally, we restructured the payment security for one of our customer contracts, which resulted in the return of previously received advance payments in exchange for a letter of credit. These decreases were partially offset by advance payments received in the current year for future sales of solar modules. During the six months ended June 30, 2024 and 2023, we recognized revenue of $221.3 million and $215.5 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

As of June 30, 2024, we had entered into contracts with customers for the future sale of 74.6 GW of solar modules for an aggregate transaction price of $22.3 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to the customers. Such aggregate transaction price excludes estimates of variable consideration associated with (i) future module technology improvements, including enhancements to certain energy related attributes, (ii) sales freight in excess of defined thresholds, (iii) changes to certain commodity prices, and (iv) the module wattage committed for delivery, among other things. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price. These contracts may also be subject to amendments as agreed to by the parties to the contract. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

See Note 16. “Segment Reporting” for the disaggregation of revenue by reportable segment.

12. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$1,388	$1,349	$2,415	$2,275
Selling, general and administrative	6,005	5,981	10,874	10,763
Research and development	1,006	1,035	1,926	1,912
Production start-up	1	46	(24)	61
Total share-based compensation expense	$8,400	$8,411	$15,191	$15,011

As of June 30, 2024, we had $44.1 million of unrecognized share-based compensation expense related to unvested restricted stock and performance units, which we expect to recognize over a weighted-average period of approximately 1.4 years.

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

13. Income Taxes

The Inflation Reduction Act. In August 2022, the U.S. President signed into law the IRA, which revised U.S. tax law by, among other things, including a new corporate alternative minimum tax of 15% on certain large corporations, imposing a 1% excise tax on stock buybacks, and providing various incentives to address climate change, including the introduction of the advanced manufacturing production credit under Section 45X of the IRC. The provisions of the IRA are generally effective for tax years beginning after 2022. Certain developments to technical guidance and regulations include the following:

•In May 2023, the U.S. Treasury Department and the IRS issued initial guidance on various sections of the IRC, including Section 45X.

•In December 2023, the U.S. Treasury Department and the IRS issued a notice of proposed rulemaking and public hearing providing initial guidance confirming certain key aspects of the Section 45X credit.

•In March 2024, the U.S. Treasury Department and the IRS issued final regulations on the direct payment election under Section 6417 of the IRC. The final regulations apply to tax years ending on or after March 11, 2024, but taxpayers may choose to apply the rules in the final regulations in taxable years ending before March 11, 2024, provided the final regulations are applied in their entirety and in a consistent manner. The final regulations mostly adopted and confirmed the proposed regulations previously issued in June 2023.

•In April 2024, the U.S. Treasury Department and the IRS issued final regulations on the elective transfer provisions under Section 6418 of the IRC. The final regulations apply to taxable years ending on or after April 30, 2024, but taxpayers may choose to apply the rules in the final regulations in taxable years ending before April 30, 2024, provided the final regulations are applied in their entirety and in a consistent manner. The final regulations mostly adopted and confirmed the proposed regulations previously issued in June 2023.

Given the complexities of the IRA, which is pending additional technical guidance and final regulations from the U.S. Treasury Department and the IRS, we expect to continue to monitor these developments and evaluate their potential future impact to our results of operations.

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

Pillar Two. In December 2021, the Organization for Economic Co-operation and Development released model rules for a new global minimum tax framework (“Pillar Two”). Certain governments in countries in which we operate have enacted local Pillar Two legislation, with an effective date from January 1, 2024. We currently do not expect Pillar Two to have a material impact on our 2024 financial statements. As these legislative changes develop and expand, we expect to continue to monitor the changes and evaluate their potential impact to our results of operations.

Our effective tax rate was 7.4% and 4.9% for the six months ended June 30, 2024 and 2023, respectively. The increase in our effective tax rate was primarily driven by lower excess tax benefits associated with share-based compensation. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to the effect of tax law changes associated with the IRA described above.

During the three months ended June 30, 2024, we reversed our position to indefinitely reinvest the accumulated earnings of a foreign subsidiary and recorded discrete tax expense of approximately $6 million. There were no other changes to our indefinite reinvestment assertions during the period.

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

We are subject to audit by federal, state, local, and foreign tax authorities. We are currently under examination in India, Chile, Singapore, the United States, and the State of Georgia. We believe that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed by our tax examinations are not resolved in a manner consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

14. Net Income per Share

The calculation of basic and diluted net income per share for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic net income per share
Numerator:
Net income	$349,356	$170,579	$585,972	$213,140
Denominator:
Weighted-average common shares outstanding	107,042	106,827	107,011	106,791

Diluted net income per share
Denominator:
Weighted-average common shares outstanding	107,042	106,827	107,011	106,791
Effect of restricted stock and performance units	483	451	491	465
Weighted-average shares used in computing diluted net income per share	107,525	107,278	107,502	107,256

Net income per share:
Basic	$3.26	$1.60	$5.48	$2.00
Diluted	$3.25	$1.59	$5.45	$1.99

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2024 and 2023 as such shares would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Anti-dilutive shares	—	—	—	24

15. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2024 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2023	$(118,366)	$(54,610)	$(1,155)	$(174,131)
Other comprehensive loss before reclassifications	(11,477)	(3,332)	(873)	(15,682)
Amounts reclassified from accumulated other comprehensive loss	—	(11)	1,495	1,484
Net tax effect	—	143	(131)	12
Net other comprehensive (loss) income	(11,477)	(3,200)	491	(14,186)
Balance as of June 30, 2024	$(129,843)	$(57,810)	$(664)	$(188,317)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Foreign currency translation adjustment:
Foreign currency translation adjustment	Cost of sales	$—	$—	$—	$146
Foreign currency translation adjustment	Other (expense) income, net	—	—	—	(10)
Total foreign currency translation adjustment		—	—	—	136
Unrealized gain (loss) on marketable securities and restricted marketable securities	Other (expense) income, net	11	(9)	11	(9)
Unrealized loss on derivative instruments:
Commodity swap contracts	Cost of sales	(346)	(1,997)	(1,495)	(4,665)
Total loss reclassified		$(335)	$(2,006)	$(1,484)	$(4,538)

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

The following tables provide a reconciliation of certain financial information for our reportable segment to information presented in our condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 and as of June 30, 2024 and December 31, 2023 (in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Modules	Other	Total	Modules	Other	Total
Net sales	$1,008,765	$1,717	$1,010,482	$802,237	$8,436	$810,673
Gross profit	498,333	556	498,889	301,917	8,503	310,420
Depreciation and amortization expense	86,432	3	86,435	72,587	2	72,589

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Modules	Other	Total	Modules	Other	Total
Net sales	$1,802,199	$2,391	$1,804,590	$1,338,827	$20,132	$1,358,959
Gross profit	844,501	391	844,892	408,811	13,660	422,471
Depreciation and amortization expense	167,494	6	167,500	134,170	4	134,174

	June 30, 2024			December 31, 2023
	Modules	Other	Total	Modules	Other	Total
Goodwill	$28,834	$—	$28,834	$29,687	$—	$29,687

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: effects resulting from certain module manufacturing changes; our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, module volumes produced, module volumes sold, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties, solar module technology and cost reduction roadmaps, product reliability, investments, and capital expenditures; our ability to successfully integrate an acquired business; our ability to continue to reduce the cost per watt of our solar modules; the impact of public policies; the potential impact of legislation intended to encourage renewable energy investments through tax credits; our ability to expand manufacturing capacity worldwide, including the construction of new manufacturing facilities in the United States and related increases in manufacturing capacity; the impact of supply chain disruptions, which may affect the procurement of raw materials used in our manufacturing process and the distribution of our modules; R&D programs and our ability to improve the wattage of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” “contingent,” and the negative or plural of these words, and other comparable terminology.

Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of the report and therefore speak only as of the filing date. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason, whether as a result of new information, future developments, or otherwise. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include, but are not limited to:

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

•our ability to avoid manufacturing interruptions, including during the ramp of our manufacturing facilities;
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
•future collection and recycling costs for solar modules covered by our module collection and recycling program or otherwise as required by external laws and regulation;
•supply chain disruptions;
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

Executive Overview

We are a leading American solar technology company and global provider of responsibly produced eco-efficient PV solar energy solutions. Developed at our R&D labs in California and Ohio, we manufacture and sell PV solar modules with an advanced thin film semiconductor technology that provide a high-performance, lower-carbon and lower-water alternative to conventional crystalline silicon PV solar modules, and the smallest environmental footprint in the industry. From raw material sourcing through end-of-life module recycling, we are committed to reducing the environmental impacts and enhancing the social and economic benefits of our products. Our PV solar modules are produced using a fully integrated, continuous process that does not rely on Chinese crystalline silicon supply chains.

We are the world’s largest thin film PV solar module manufacturer and the largest PV solar module manufacturer in the Western Hemisphere. We are in the process of expanding our manufacturing capacity in the United States, which includes our fourth and fifth manufacturing facilities expected to commence operations in the second halves of 2024 and 2025, respectively. With a global footprint that spans the United States, India, Malaysia, and Vietnam, we expect to have an annual manufacturing capacity of over 25 GW by the end of 2026.

Certain of our financial results and other key operational developments for the three months ended June 30, 2024 include the following:

•Net sales for the three months ended June 30, 2024 increased by 25% to $1.0 billion compared to $0.8 billion for the same period in 2023. The increase was primarily driven by an increase in the volume of modules sold to third parties and an increase in the average selling price per watt of our modules.

•Gross profit as a percentage of net sales for the three months ended June 30, 2024 increased 11.1 percentage points to 49.4% from 38.3% for the same period in 2023. The increase in gross profit was primarily due to a higher sales mix of modules qualifying for the advanced manufacturing production credit under Section 45X of the IRC, higher utilization across our manufacturing plants, and our entitlement to a contract termination payment from one of our European customers that reduced its module demand in the current period.

•As of June 30, 2024, the total installed nameplate production capacity across all our facilities was approximately 17.6 GW. During the three months ended June 30, 2024, we produced 3.7 GW and sold 3.4 GW of solar modules. During 2024, we expect to produce between 15.6 GW and 16.0 GW and sell between 15.6 GW and 16.3 GW of solar modules.

•During the three months ended June 30, 2024, we achieved a new world record CdTe research cell conversion efficiency of 23.1%, which was certified by the U.S. Department of Energy’s National Renewable Energy Laboratory.

•During the three months ended June 30, 2024, we completed certain key construction and equipment installation activities at our dedicated R&D innovation center in Ohio, and in July 2024, the facility was formally commissioned. This R&D facility features a high-tech pilot manufacturing line, which is expected to enable the production of full-sized prototypes of thin film and tandem PV modules, supporting the implementation of our technology roadmap.

•In December 2023, we entered into an agreement with Fiserv for the sale of $687.2 million of Section 45X tax credits generated during 2023 for aggregate cash proceeds of $659.7 million. We received the full cash proceeds during the six months ended June 30, 2024.

Market Overview

Solar energy is one of the fastest growing forms of renewable energy with numerous economic and environmental benefits that make it an attractive complement to or substitute for traditional forms of energy generation. Over the past decade, the cost of producing electricity from PV solar power systems has decreased to levels that are competitive with or below the wholesale price of electricity in many markets. This price decline has opened new possibilities to develop systems in many locations with limited or no financial incentives, thereby promoting the widespread adoption of solar energy. Other technological developments in the renewable energy industry, such as the advancement of energy storage capabilities, have further enhanced the prospects of solar energy as an alternative to traditional forms of energy generation. In addition to these economic benefits, solar energy has substantial environmental benefits. For example, PV solar power systems generate no greenhouse gas or other emissions and use minimal amounts of water compared to traditional energy generation assets. As a result of these and other factors, worldwide solar markets continue to develop and expand.

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

Supply and demand. As a result of the market opportunities described above, we are in the process of expanding our manufacturing capacity, including the construction of our fourth and fifth manufacturing facilities in the United States, which are expected to commence operations in the second halves of 2024 and 2025, respectively. We continue to evaluate opportunities for future expansion worldwide. We believe manufacturers of solar cells and modules, particularly those in China, have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. Accordingly, we believe the solar industry may experience periods of structural imbalance between supply and demand, which could lead to periods of pricing volatility. Further, demand for solar energy in key markets, such as the United States, India, and Europe, may be affected by the nature and extent of commitments to the renewable energy transition at the local and global levels. For example, certain large oil and gas and energy companies have experienced investor pressure to pursue returns commensurate with those currently associated with fossil fuel projects. Notwithstanding these considerations, utility and corporate demand for clean energy, and overall electric load growth, especially as a result of artificial intelligence-driven data center demand, continue to increase. In light of such market realities, we continue to advocate for industrial and trade policies that provide a level playing field for manufacturers of solar cells and modules. We also continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process and distributed manufacturing presence, our R&D capabilities, the sustainability advantage of our modules, and our financial stability.

Pricing competition. The solar industry has been characterized by intense pricing competition, both at the module and system levels. This competition may result in an environment in which pricing falls rapidly, which could potentially increase demand for solar energy solutions but constrain the ability for module manufacturers and project developers to sustain meaningful and consistent profitability. Our results of operations could be adversely affected if competitors reduce pricing below their costs, bid aggressively low prices for module sale agreements, or are able to operate at minimal or negative operating margins for sustained periods of time. For certain of our competitors, including many in China, these practices may be enabled by their direct or indirect access to sovereign capital or other forms of state support. Although module average selling prices in many global markets have declined, near-term module pricing in the United States, our primary market, remains relatively stable due, in part, to the rising demand for domestically manufactured modules as a result of the IRA.

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

•Bifacial. While conventional solar modules are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, most module manufacturers offer bifacial modules that also capture diffuse irradiance on the back side of a module. Bifaciality compromises nameplate efficiency, but by converting both front and rear side irradiance, such technology may improve the overall energy production of a module relative to nameplate efficiency when applied in certain applications, which could potentially lower the overall levelized cost of electricity (“LCOE”) of a system when compared to systems using monofacial solar modules. We recently began commercial production of bifacial solar modules at certain of our manufacturing facilities in Ohio and, during the three months ended June 30, 2024, delivered our first bifacial modules to customers. Our bifacial module features an innovative transparent back contact which, in addition to converting both front and rear side irradiance, allows infrared light to pass through rather than be absorbed as heat. This design lowers the operational temperature of the module, resulting in a higher energy yield.

•CuRe. Our CuRe program is intended to improve our current semiconductor structure by replacing copper with certain other elements that are expected to enhance module performance by improving its bifaciality characteristics, improving its temperature coefficient, and improving its warranted degradation. As a result of these performance improvements, our PV solar modules are expected to produce more energy in real world operating conditions over their estimated useful lives than crystalline silicon modules with the same nameplate capacity. We currently expect to complete the lead line implementation of our CuRe technology in late 2024 and intend to begin replication of the technology across our fleet in late 2025.

•Multi-junction. We continue to evaluate opportunities to develop and leverage other solar cell technologies in multi-junction applications that combine our thin film PV technology with another high efficiency PV semiconductor, with each layer optimized for a different range of the solar spectrum. We believe such applications, which are expected to utilize at least one thin-film semiconductor, have the potential to significantly increase the efficiency of PV modules beyond the limits of traditional single-junction devices. Our acquisition of Evolar is expected to accelerate the development of high efficiency multi-junction devices by integrating Evolar’s expertise with First Solar’s existing R&D capabilities.

Product efficiencies. The efficiencies gained from the vertical integration of our manufacturing model and our continued ability to reduce costs allow us to compete favorably in markets where pricing for modules and systems is highly competitive. Our cost competitiveness is based in large part on our advanced thin film semiconductor technology, module wattage, proprietary manufacturing process (which enables us to produce a CdTe module in a matter of hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), and focus on operational excellence. In addition, our CdTe modules use approximately 2% to 3% of the amount of semiconductor material that is used to manufacture conventional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels.

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

While our modules are generally competitive in cost, reliability, and performance attributes, there can be no guarantee such competitiveness will continue to exist in the future to the same extent or at all. Any declines in the competitiveness of our products could result in further declines in the average selling prices of our modules and additional margin compression. Accordingly, we continue to focus on enhancing the competitiveness of our solar modules through our module technology and cost reduction roadmaps.

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

Demand for our PV solar module offerings depends, in part, on market factors outside our control. For example, many governments have proposed or enacted policies or support programs intended to encourage renewable energy investments to achieve decarbonization objectives and/or establish greater energy independence. While we compete in markets that do not require solar-specific government subsidies or support programs, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for our solar modules. Recent developments to government support programs include the following:

•United States. In August 2022, the U.S. President signed the IRA into law, which is intended to accelerate the country’s ongoing transition to clean energy. Among other things, the financial incentives provided by the IRA have significantly increased demand for modules manufactured in the United States. Accordingly, the demand for these solar modules is expected to increase domestic manufacturing in the near term, which may result in localized supply chain constraints and periods of inflationary pricing for certain of our key raw materials. The financial incentives provided by the IRA have also increased demand for solar modules in general due to the incremental tax credit available for the qualified production of clean hydrogen that is powered by renewable resources. There are currently several critical and complex aspects of the IRA pending further technical guidance and final regulations from the IRS and the U.S. Treasury Department. Given the complexities of the IRA, we continue to evaluate the extent of benefits available to us, which we expect will favorably impact our results of operations in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. See Note 5. “Government Grants” and Note 13. “Income Taxes” to our condensed consolidated financial statements for discussion of our expectation of the financial benefits available to us under the IRA and developments to technical guidance and regulations, respectively.

•United States. In September 2023, the U.S. Department of Energy Solar Energy Technologies Office (“SETO”) announced the Advancing U.S. Thin-Film Solar Photovoltaics Funding Opportunity, which provides up to $44 million for qualifying solar R&D projects related to CdTe development and the manufacturing of perovskite tandem PV products. In May 2024, SETO announced the award recipients for this funding opportunity, which included two of our R&D projects. These grants are intended to accelerate and expand domestic solar R&D to strengthen U.S. solar manufacturing and contribute to renewable energy targets.

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

Demand for our solar energy solutions also depends on domestic or international trade policies and government regulations, which may be proposed, revised, and/or enacted across short- and long-term time horizons with varying degrees of impact to our net sales, profit, and manufacturing operations. Changes in these policies and regulations could adversely impact the competitive landscape of solar markets, which could reduce demand for our solar modules. Recent revisions or proposed changes to trade policy and government regulations include the following:

•United States. The United States currently imposes antidumping and countervailing duties (“AD/CVD”) on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such AD/CVD can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce (“USDOC”), and a decline in duty rates or the USDOC’s failure to fully enforce U.S. AD/CVD laws could have an adverse impact on our operating results. In August 2023, the USDOC issued final affirmative circumvention rulings, finding that solar panels completed in Cambodia, Malaysia, Thailand, and Vietnam using parts and components produced in China circumvent the pre-existing AD/CVD orders on China. Such duties apply to circumventing imports on or after June 6, 2024, as well as any circumventing imports prior to that date that are not used or installed on or before December 3, 2024. Our operating results could be adversely impacted if the USDOC and other U.S. government agencies do not enforce the affirmative circumvention rulings as expected or if pending litigation challenges result in a modification of the rulings. Conversely, effective enforcement could positively impact our operating results.

•United States. In October 2023, a coalition of U.S. aluminum extruders and a labor union filed AD/CVD petitions with the USDOC and the U.S. International Trade Commission (“USITC”) related to aluminum extrusions from 15 countries. The USDOC and USITC have initiated investigations based on the petitions. We import certain items that appear to be within the scope of the investigations. Our operating results could be adversely impacted if the USDOC imposes duties on such imports. The USITC issued affirmative preliminary AD/CVD determinations in November 2023, and the USDOC issued preliminary antidumping determinations in May 2024, which found that our Malaysian supplier of aluminum extrusions was not dumping. The USDOC’s and USITC’s final determinations are expected to be announced in September 2024 and October 2024, respectively.

•United States. In April 2024, the American Alliance for Solar Manufacturing Trade Committee, which includes First Solar, filed a set of AD/CVD petitions with the USDOC and the USITC to impose duties on certain unfairly traded solar products from Cambodia, Malaysia, Thailand, and Vietnam. The investigations could potentially lead to the imposition of AD/CVD orders on such solar products. In June 2024, the USITC issued affirmative preliminary determinations. The USDOC is expected to announce preliminary determinations in the CVD and AD investigations in October 2024 and November 2024, respectively.

•India. The Approved List of Models and Manufacturers (“ALMM”) was introduced in 2021 as a non-tariff barrier to incentivize local manufacturing of PV modules by approving the list of models and manufacturers who can participate in certain solar development projects. The ALMM is approved by the Ministry of New and Renewable Energy, and any modifications to the list and its application may affect future investments in solar module manufacturing in India. In April 2024, the government of India reimposed the ALMM, thereby requiring solar project developers to procure qualifying modules from companies on the list, which includes our Indian manufacturing facility. Our operating results could be adversely impacted if the ALMM requirements are significantly relaxed to allow modules to be imported from other countries. Also in April 2024, the ALMM was amended to include specific minimum conversion efficiency thresholds for CdTe solar technologies starting at 18% for solar lighting, 18.5% for rooftop applications, and 19% for utility-scale applications.

Our ability to provide solar modules on economically attractive terms is also affected by the availability and cost of logistics services associated with the procurement of raw materials or equipment used in our manufacturing process and the shipping, handling, storage, and distribution of our modules. To mitigate certain logistics costs, we employ commercial contract structures that provide additional consideration to us if the cost of logistics services, excluding demurrage and detention, exceeds defined thresholds. We may also adjust our shipping plans to include additional lead times for module deliveries and/or utilize our network of U.S. distribution centers to mitigate logistics costs. Additionally, our manufacturing capacity expansions are expected to bring production activities closer to customer demand, further mitigating our exposure to the cost of ocean freight.

We generally price and sell our solar modules on a per watt basis. As of June 30, 2024, we had entered into contracts with customers for the future sale of 74.6 GW of solar modules for an aggregate transaction price of $22.3 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to our customers. Such volume includes contracts for the sale of 38.4 GW of solar modules with anticipated price adjustments for future module technology improvements, including enhancements to certain energy related attributes. Based on these potential improvements, the contracted module volume as of June 30, 2024, the expected timing such improvements being incorporated into our manufacturing process, and the expected timing of module deliveries, such adjustments, if realized, could result in additional revenue of up to $0.7 billion, the majority of which would be recognized between 2025 and 2028. In addition to these price adjustments, certain of our contracts with customers may include favorable price adjustments associated with sales freight in excess of defined thresholds and/or favorable or unfavorable price adjustments associated with changes to (i) certain commodity prices, (ii) the module wattage committed for delivery, and (iii) the volume of modules sold that meet certain U.S. domestic content requirements. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price.

We continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage, and reducing manufacturing yield losses. Additionally, we are in the process of expanding our manufacturing capacity by approximately 7.6 GW, including the construction of our fourth and fifth manufacturing facilities in the United States, as well as capacity expansion at our existing facilities. This additional capacity, and any other potential investments to add to or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.6%	61.7%	53.2%	68.9%
Gross profit	49.4%	38.3%	46.8%	31.1%
Selling, general and administrative	4.6%	5.7%	5.1%	6.6%
Research and development	5.1%	4.5%	5.2%	4.9%
Production start-up	2.7%	2.9%	2.4%	3.2%
Litigation loss	—%	4.4%	—%	2.6%
Gain on sales of businesses, net	—%	—%	0.1%	—%
Operating income	36.9%	20.8%	34.1%	13.7%
Foreign currency loss, net	(1.0)%	(0.6)%	(0.7)%	(0.8)%
Interest income	2.4%	3.1%	2.9%	3.7%
Interest expense, net	(1.0)%	(0.2)%	(1.1)%	(0.2)%
Other (expense) income, net	(0.1)%	0.1%	(0.2)%	—%
Income tax expense	(2.7)%	(2.2)%	(2.6)%	(0.8)%
Net income	34.6%	21.0%	32.5%	15.7%

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

Net sales

We generally price and sell our solar modules on a per watt basis. During the three and six months ended June 30, 2024, we sold the majority of our solar modules to developers and operators of systems in the United States, and substantially all of our modules business net sales were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Net sales from our residual business operations primarily consists of revenue recognized for sales of development projects or completed systems, including any modules installed in such systems and any revenue from energy generated by such systems.

The following table shows net sales by reportable segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Six Month Change
Modules	$1,008,765	$802,237	$206,528	26%	$1,802,199	$1,338,827	$463,372	35%
Other	1,717	8,436	(6,719)	(80)%	2,391	20,132	(17,741)	(88)%
Net sales	$1,010,482	$810,673	$199,809	25%	$1,804,590	$1,358,959	$445,631	33%

Net sales from our modules segment increased $206.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to a 21% increase in the volume of modules sold to third parties and an 4% increase in the average selling price per watt. Net sales from our residual business operations during the three months ended June 30, 2024 decreased $6.7 million compared to the three months ended June 30, 2023 as our residual business operations continue to wind down.

Net sales from our modules segment increased $463.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a 29% increase in the volume of modules sold to third parties and a 5% increase in the average selling price per watt. Net sales from our residual business operations during the six months ended June 30, 2024 decreased $17.7 million compared to the six months ended June 30, 2023 as our residual business operations continue to wind down.

Cost of sales

Our modules business cost of sales includes the cost of raw materials and components for manufacturing solar modules, such as glass, transparent conductive coatings, CdTe and other thin film semiconductors, laminate materials, connector assemblies, edge seal materials, and frames or back rails. In addition, our cost of sales includes direct labor for the manufacturing of solar modules and manufacturing overhead, such as engineering, equipment maintenance, quality and production control, and information technology. Our cost of sales also includes depreciation of manufacturing plant and equipment, facility-related expenses, environmental health and safety costs, and costs associated with shipping, warranties, and solar module collection and recycling (excluding accretion). Cost of sales for our residual business operations includes project-related costs, such as development costs (legal, consulting, transmission upgrade, interconnection, permitting, and other similar costs), EPC costs (consisting primarily of solar modules, inverters, electrical and mounting hardware, project management and engineering, and construction labor), and site-specific costs.

The following table shows cost of sales by reportable segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Six Month Change
Modules	$510,432	$500,320	$10,112	2%	$957,698	$930,016	$27,682	3%
Other	1,161	(67)	1,228	N/A	2,000	6,472	(4,472)	(69)%
Cost of sales	$511,593	$500,253	$11,340	2%	$959,698	$936,488	$23,210	2%
% of net sales	50.6%	61.7%			53.2%	68.9%

Cost of sales increased $11.3 million, or 2%, and decreased 11.1 percentage points as a percent of net sales for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in cost of sales was driven by a $10.1 million increase in our modules segment cost of sales primarily due to (i) higher costs of $128.6 million due to an increase in the volume of modules sold, partially offset by (ii) a higher sales mix of modules qualifying for the advanced manufacturing production credit under Section 45X of the IRC, which decreased cost of sales by $103.6 million compared to the prior period, (iii) lower ramp costs at our newest Ohio and our Indian manufacturing facilities of $23.1 million, and (iv) lower sales freight of $13.7 million due to a reduction in rates.

Cost of sales increased $23.2 million, or 2%, and decreased 15.7 percentage points as a percent of net sales for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in cost of sales was driven by a $27.7 million increase in our modules segment cost of sales primarily due to (i) an increase in the volume of modules sold resulting in higher costs of $304.5 million and (ii) continued module costs reductions of $10.0 million. These increases were partially offset by (iii) the recognition of the above-mentioned advanced manufacturing production credit, which decreased costs by $227.9 million, (iv) lower sales freight of $70.3 million, and (v) lower production ramp costs of $29.7 million. The overall increase in cost of sales was partially offset by a $4.5 million decrease in our residual business operations cost of sales as our residual business operations continue to wind down.

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

The following table shows gross profit for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Six Month Change
Gross profit	$498,889	$310,420	$188,469	61%	$844,892	$422,471	$422,421	100%
% of net sales	49.4%	38.3%			46.8%	31.1%

Gross profit as a percentage of net sales increased 11.1 percentage points to 49.4% during the three months ended June 30, 2024 from 38.3% during the three months ended June 30, 2023 primarily due to (i) a higher sales mix of modules qualifying for the advanced manufacturing production credit described above, (ii) higher utilization across our manufacturing plants, and (iii) our entitlement to a contract termination payment from one of our European customers that reduced its module demand in the current period.

Gross profit as a percentage of net sales increased 15.7 percentage points to 46.8% during the six months ended June 30, 2024 from 31.1% during the six months ended June 30, 2023 primarily due to (i) a higher sales mix of modules qualifying for the advanced manufacturing production credit described above, (ii) higher utilization across our manufacturing facilities, (iii) an increase in the volume of modules sold, and (iv) lower sales freight.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Six Month Change
Selling, general and administrative	$46,560	$46,328	$232	1%	$92,387	$90,356	$2,031	2%
% of net sales	4.6%	5.7%			5.1%	6.6%

Selling, general and administrative expense for the three and six months ended June 30, 2024 was consistent with the three and six months ended June 30, 2023.

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

The following table shows research and development expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Six Month Change
Research and development	$51,937	$36,745	$15,192	41%	$94,679	$67,255	$27,424	41%
% of net sales	5.1%	4.5%			5.2%	4.9%

Research and development expense for the three and six months ended June 30, 2024 increased compared to the three and six months ended June 30, 2023 primarily due to higher depreciation and maintenance costs resulting from our investments in R&D facilities and equipment and higher employee compensation expense resulting from an increase in headcount.

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

The following table shows production start-up expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Six Month Change
Production start-up	$27,451	$23,377	$4,074	17%	$42,859	$42,871	$(12)	—%
% of net sales	2.7%	2.9%			2.4%	3.2%

During the three and six months ended June 30, 2024, we incurred production start-up expense primarily for our fourth manufacturing facility in the U.S., which is expected to commence operations in the second half of 2024. During the three and six months ended June 30, 2023, we incurred production start-up expense primarily for our first manufacturing facility in India, which commenced operations during 2023.

Foreign currency loss, net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Six Month Change
Foreign currency loss, net	$(9,649)	$(4,652)	$(4,997)	107%	$(12,507)	$(10,599)	$(1,908)	18%

Foreign currency loss, net for the three and six months ended June 30, 2024 increased compared to the three and six months ended June 30, 2023 largely due to higher costs associated with hedging activities related to our subsidiaries in India.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, restricted cash equivalents, and restricted marketable securities. Interest income also includes interest earned from late customer payments.

The following table shows interest income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Six Month Change
Interest income	$24,599	$25,026	$(427)	(2)%	$51,844	$50,848	$996	2%

Interest income for the three and six months ended June 30, 2024 was consistent with the three and six months ended June 30, 2023. Although yields on our investments were generally higher in 2024, they were partially offset by lower average holdings of time deposits.

Interest expense, net

Interest expense, net is primarily comprised of interest incurred on debt. We may capitalize interest expense to our property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Six Month Change
Interest expense, net	$(9,765)	$(1,415)	$(8,350)	>500%	$(18,975)	$(2,163)	$(16,812)	>500%

Interest expense, net for the three and six months ended June 30, 2024 increased compared to the three and six months ended June 30, 2023 primarily due to additional borrowing under various arrangements in India.

Other (expense) income, net

Other (expense) income, net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted marketable securities.

The following table shows other (expense) income, net for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Six Month Change
Other (expense) income, net	$(565)	$997	$(1,562)	N/A	$(3,364)	$(459)	$(2,905)	>500%

Other (expense) income, net for the three and six months ended June 30, 2024 decreased compared to the three and six months ended June 30, 2023 primarily due to commitment fees on our Revolving Credit Facility.

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

The following table shows income tax expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Six Month Change
Income tax expense	$(27,775)	$(17,892)	$(9,883)	55%	$(46,678)	$(11,004)	$(35,674)	324%
Effective tax rate	7.4%	9.5%			7.4%	4.9%

Our tax rate is affected by the advanced manufacturing production credit under Section 45X and recurring items such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period but are not consistent from period to period. During the three months ended June 30, 2024, we reversed our position to indefinitely reinvest the accumulated earnings of a foreign subsidiary and recorded discrete tax expense of approximately $6 million. There were no other changes to our indefinite reinvestment assertions during the quarter.

Income tax expense increased $9.9 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to higher pretax income and the discrete tax expense associated with the reversal of our indefinite reinvestment assertion described above.

Income tax expense increased $35.7 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to higher pretax income and lower excess tax benefits associated with share-based compensation.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe the judgments and estimates involved in accrued solar module collection and recycling, product warranties, and government grants have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our accounting policies during the six months ended June 30, 2024.

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

Liquidity and Capital Resources

As of June 30, 2024, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, and contracts with customers for the future sale of solar modules will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. In addition, we have availability under our Revolving Credit Facility, which is unused as of June 30, 2024. As necessary, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, including near-term construction activities and purchases of manufacturing equipment for our newest manufacturing and R&D facilities in the United States. However, our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to company-specific, industry-wide, or broader market concerns. Any incremental debt financing could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans.

As of June 30, 2024, we had $1.7 billion in cash, cash equivalents, and marketable securities compared to $2.1 billion as of December 31, 2023. This decrease was primarily driven by purchases of property, plant and equipment for our U.S. and Indian facilities, various operating expenditures, and certain advance payments of raw materials, partially offset by proceeds from the sale of Section 45X tax credits and cash receipts from module sales As of June 30, 2024 and December 31, 2023, $1.4 billion and $1.2 billion of our cash, cash equivalents, and marketable securities, respectively, was held by our foreign subsidiaries and was primarily based in U.S. dollar denominated holdings. Our investment policy seeks to preserve our investment principal and maintain adequate liquidity to meet our cash flow requirements, while at the same time optimizing the return on our investments. Such policy applies to all invested funds, whether managed internally or externally. Pursuant to such policy, we place our investments with a diversified group of high-quality financial institutions and limit the concentration of such investments with any one counterparty. We place significant emphasis on the creditworthiness of financial institutions and assess the credit ratings and financial health of our counterparty financial institutions when making investment decisions.

We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. If certain international funds were needed for our operations in the United States, we may be required to accrue and pay certain U.S. and foreign taxes to repatriate such funds. We maintain the intent and ability to permanently reinvest our accumulated earnings outside the United States, with the exception of certain subsidiaries for which applicable income taxes have been recorded as of June 30, 2024. During the three months ended June 30, 2024, we reversed our position to indefinitely reinvest the accumulated earnings of a foreign subsidiary, allowing us to repatriate certain offshore funds to support our strategic investments in the United States. Accordingly, in July 2024, we repatriated $1.0 billion of offshore funds. Our worldwide cash may also be affected by changes to foreign government banking regulations that restrict our ability to move funds among various jurisdictions under certain circumstances, which could negatively impact our access to capital, resulting in an adverse effect on our liquidity and capital resources.

Although we compete in markets that do not require solar-specific government subsidies or support programs, such incentives continue to influence the demand for PV solar energy around the world. For example, the financial incentives provided by the IRA are expected to increase both the demand for, and the domestic manufacturing of, solar modules in the United States. We continue to evaluate the extent of benefits available to us by the IRA, which are expected to favorably impact our liquidity and capital resources in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. Accordingly, we expect the advanced manufacturing production credit will provide us with a significant source of funding throughout its 10-year period. In December 2023, we entered into an agreement with Fiserv for the sale of $687.2 million of Section 45X tax credits we generated during 2023 for aggregate cash proceeds of $659.7 million. We received the full cash proceeds during the six months ended June 30, 2024. For more information about certain risks associated with the benefits available to us under the IRA, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023. See Note 5. “Government Grants” to our condensed consolidated financial statements for further information about government grants.

As a result of various market opportunities and increased demand for our products, we commenced production of Series 7 modules at our third manufacturing facility in Ohio and our first manufacturing facility in India during 2023. We are in the process of expanding our manufacturing capacity, including the construction of our fourth and fifth manufacturing facilities in the United States, which are expected to commence operations in the second halves of 2024 and 2025, respectively. In aggregate, we currently expect our remaining investment in these U.S. facilities and upgrades to be approximately $1.4 billion, which we expect to incur throughout 2024 and 2025. The capital expenditures necessary to expand our capacity may be financed, in part, by cash on hand, advance payments from customers for module sales in future periods, the advanced manufacturing production credit described above, and/or near-term bridge financing instruments.

In addition to the expansion plans described above, we continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage, and reducing manufacturing yield losses. We have a demonstrated history of innovation, continuous improvement, and manufacturing success driven by our significant investments in various R&D initiatives. We continue to invest significant financial resources in such initiatives, including the completion of a dedicated R&D innovation center in the United States to support the implementation of our technology roadmap. This facility features a high-tech pilot manufacturing line, which is expected to enable the production of full-sized prototypes of thin film and tandem PV modules. Such R&D facility was commissioned in July 2024. During 2024, we expect to spend between $1.8 billion and $2.0 billion for capital expenditures, including the new facilities mentioned above, and upgrades to machinery and equipment that we believe will further increase our module wattage and expand capacity and throughput at our facilities. These capital investments, and any other potential investments to implement our technology roadmap, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

We have also committed and expect to continue committing significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing costs. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass and cover glass for our PV solar modules. We have the right to terminate certain of these agreements upon payment of specified termination penalties (which, in aggregate, are up to $518.5 million as of June 30, 2024 and decline over the remaining supply periods). Additionally, for certain strategic suppliers, we have made, and may in the future be required to make, certain advance payments to secure the raw materials necessary for our module manufacturing.

We have also committed certain financial resources to fulfill our solar module collection and recycling obligations and have established a trust under which these funds are put into custodial accounts with an established and reputable bank. As of June 30, 2024, such funds were comprised of restricted marketable securities of $200.2 million and associated restricted cash and cash equivalents balances of $1.8 million. As of June 30, 2024, our module collection and recycling liability was $134.8 million. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we adjust the funded amounts for our estimated collection and recycling obligations based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

As of June 30, 2024, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Cash Flows

The following table summarizes key cash flow activity for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$460,737	$(124,276)
Net cash used in investing activities	(675,974)	(743,622)
Net cash (used in) provided by financing activities	(27,655)	216,578
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(5,600)	2,454
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(248,492)	$(648,866)

Operating Activities

The increase in net cash provided by operating activities was primarily driven by proceeds from sale of Section 45X credits.

Investing Activities

The decrease in net cash used in investing activities was primarily due to lower purchases of marketable securities in the current period and net cash paid for a business acquisition in the prior period, partially offset by higher purchases of property, plant and equipment in the current period for our U.S. and Indian facilities.

Financing Activities

The decrease in net cash provided by financing activities was primarily due to lower net borrowing under various debt agreements in the current period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024.

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

Item 5. Other Information

From time to time, our directors and officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended June 30, 2024, none of our officers or directors adopted or terminated non-Rule 10b5-1 trading arrangements. However, certain of our officers adopted Rule 10b5-1 trading plans for the sale of our securities. The following table provides certain terms of such plans:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold (1)
Byron Jeffers	Chief Accounting Officer	Adoption	May 9, 2024	April 30, 2025	2,266
——————————
(1)Represents the gross number of shares subject to the Rule 10b5-1(c) plan, excluding the potential effect of shares withheld for taxes.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Registration Statement on Form S-1 filed on October 25, 2006)
3.2	Amended and Restated Bylaws of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Form 8-K filed on May 9, 2024)
10.1*	Amendment No.1 to Guaranty Agreement dated June 21, 2024, between First Solar, Inc. and United States International Development Finance Corporation
31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FIRST SOLAR, INC.

Date: July 30, 2024	By:	/s/ BYRON JEFFERS
	Name:	Byron Jeffers
	Title:	Chief Accounting Officer